Form 10QSB
period 1995-06-30
FIRST PRIORITY GROUP INC
filed 1995-08-16
CIK 778164

                     U.S. Securities and Exchange Commission

                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1995
                                     -------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to
                                          ------------     ------------

           Commission file number          33-00412-NY
                                  --------------------------------

                            FIRST PRIORITY GROUP, INC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                    11-2750412
-------------------------------                    -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No.)

                                270 Duffy Avenue
                           Hicksville, New York  11801
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (516) 938-1010
                           ---------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes      No     .
                                                -----   -----
                               Page 1 of 12 pages.
                         Exhibit Index starts on page 10
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 1995: 4,883,883 shares of common stock
                                       ---------------------------------

     Transitional Small Business Format (check one)
Yes       No
   -----    -----








          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.   Financial Statements.

Condensed Consolidated Balance Sheet as at June 30, 1995                     4

Condensed Consolidated Statements of Operations for the three months
ended June 30, 1995 and 1994                                                 5

Condensed Consolidated Statements of Operations for the six months
ended June 30, 1995 and 1994                                                 6

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 1995 and 1994                                                 7

Notes to Condensed Consolidated Financial Statements                         8


Item 2.   Management's Discussion and Analysis or Plan of Operation.         9



                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits                                                          10
     (b)  Reports on Form 8-K.                                              10

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                June 30, 1995
                                                                  Unaudited
                                                                -------------

ASSETS

Current assets:
     Cash and cash equivalents                                   $  389,882
     Accounts receivable                                            756,062
     Other current assets                                            41,025
                                                                 ----------
          Total current assets                                    1,186,969

Property and equipment - net                                         69,159
Other assets                                                         48,591
                                                                 ----------

          Total Assets                                           $1,304,719
                                                                 ----------
                                                                 ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                          921,175
                                                                 ----------
          Total current liabilities                                 921,175

Shareholders' equity:
     Common stock $.015 par value;
          Authorized 8,000,000 shares;
          Issued  5,150,550                                          77,258

     Additional paid in capital                                   1,509,310
     Deficit                                                     (1,113,024)
     Treasury stock                                                 (90,000)

          Total shareholders' equity                                383,544
                                                                 ----------

          Total                                                  $1,304,719
                                                                 ----------
                                                                 ----------



The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED
                                                   June 30,       June 30,
                                                     1995           1994
                                                     ----           ----
                                                  (Unaudited)    (Unaudited)

Revenue from operations                           $2,259,662     $2,159,712

Costs of revenue (principally charges
     by repair facilities for services)            1,862,213      1,740,259
                                                  ----------     ----------

Gross profit                                         397,449        419,453

Operating expenses:
     Selling, general and administration             396,039        354,592
                                                  ----------     ----------

Income from operations                                 1,410         64,861

Interest and other income                              1,394            318
                                                  ----------     ----------

Net income                                        $    2,804     $   65,179
                                                  ----------     ----------
                                                  ----------     ----------

Income  per share                                     NIL        $      .01
                                                  ----------     ----------
                                                  ----------     ----------

Weighted average shares outstanding
     during the period                             4,883,883      4,883,883
                                                  ----------     ----------
                                                  ----------     ----------



The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      SIX MONTHS ENDED
                                                   June 30,       June 30,
                                                     1995           1994
                                                     ----           ----
                                                  (Unaudited)    (Unaudited)

Revenue from operations                           $4,922,927     $3,955,805

Costs of revenue (principally charges
        by repair facilities for services)         4,003,697      3,230,079
                                                  ----------     ----------

Gross profit                                         919,230        725,726

Operating expenses:
     Selling, general and administration             761,394        635,280
                                                  ----------     ----------

     Income from operations                          157,836         90,446

Interest and other income                              2,180          1,231
                                                  ----------     ----------

Income before income taxes                           160,016         91,677

Provision for income taxes                             1,000              0
                                                  ----------     ----------

Net income                                        $  159,016         91,677
                                                  ----------     ----------
                                                  ----------     ----------

Income per share                                  $      .03     $      .02
                                                  ----------     ----------
                                                  ----------     ----------

Weighted average shares outstanding
     during the period                             4,883,883      4,883,883
                                                  ----------     ----------
                                                  ----------     ----------



The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                      SIX MONTHS ENDED
                                                   June 30,       June 30,
                                                     1995           1994
                                                     ----           ----
                                                  (Unaudited)    (Unaudited)

Cash flows from operating activities:
  Net income                                      $  159,016      $  91,677
  Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization                       12,647         16,668
   Changes in assets and liabilities:
  Decrease (increase) in accounts
    receivable                                       (11,354)      (136,599)
  Decrease (increase) in other current
     assets                                          (26,870)        (7,843)
  Increase (decrease) in accounts payable
     and accrued expenses                            185,497        177,119
                                                  ----------     ----------


   Net cash provided by operating
      activities                                     318,936        141,022
                                                  ----------     ----------

Cash flows from investing activities:
  Additions to property and equipment                (17,956)       (21,339)
   Deposits on property and equipment                (38,016)          0
                                                  ----------     ----------

Net increase in cash                                 262,964        119,683
Cash at beginning of period                          126,918         44,161
                                                  ----------     ----------

 Cash at end of period                            $  389,882       $163,844
                                                  ----------     ----------
                                                  ----------     ----------



The accompanying notes are an integral part of these financial statements.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  UNAUDITED FINANCIAL STATEMENTS

     The information contained in the condensed consolidated financial statements for the period ended June 30, 1995 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent annual report on Form 10-KSB.

2.  BUSINESS OF THE COMPANY

     First Priority Group, Inc. (the "Company"), a New York corporation formed in October 1983, is engaged directly and through its wholly-owned subsidiaries in automotive fleet management and administration of automotive repairs for businesses, insurance companies and members of affinity groups. The services provided by the Company include the computerized compilation and analysis of vehicle usage and maintenance data and the repair and maintenance of vehicles through approximately 3,000 independently contracted repair facilities nationwide. The Company's office is located at 270 Duffy Avenue, Hicksville, New York 11801 and its telephone number is (516) 938-1010.

3.  RESULTS OF OPERATIONS

     The unaudited results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     For the three months ended June 30, 1995 the Company's revenues from operations increased by $99,950 (4.6%) to $2,259,662 from $2,159,712 for the three months ended June 30, 1994. The gross profit as a percentage decreased 1.8% for the three months ended June 30, 1995 to 17.6% from 19.4% for the same period of 1994. The decreased gross profit percentage is mainly due to fee based programs offered to large companies at a reduced rate as an incentive to sign on long term contracts. This business practice has dramatically reduced the company's attrition rate.

     For the six months ended June 30, 1995 the Company's revenues from operations increased by $967,122 (24.4%) to $4,922,927 from $3,955,805 for the six months ended June 30, 1994. The gross profit as a percentage increased .4% for the six months ended June 30, 1995 to 18.7% from 18.3% for the same period of 1994.

     Selling, general and administrative expenses increased $41,447 (11.7%) to $396,039 for the second quarter of 1995 from $354,592 during the same period of 1994. Selling, general and administrative expenses increased $126,114 (19.9%) to $761,394 for the first six months of 1995 from $635,280 during the same period of 1994. The increased selling, general, and administrative costs is due to increased advertising, personnel, and benefit costs.

     The Company has recently expanded its program of providing automobile collision repair services to the insurance industry. Under its Direct Repair and Appraisal Program, the Company provides appraisal services on a per accident fee basis to insurance companies. Additionally, the Company offers, to the insured, to repair the damaged vehicle through the Company's extensive shop repair network. The Company believes that the provision of such services to insurance companies may become an important source of revenues for the Company because of the high volume of collision appraisal and repair referrals that insurance companies provide as compared with the Company's corporate fleet management clients. The Company has taken steps to obtain several insurance companies as clients.

     The Company has recently begun marketing consumer oriented auto club programs through a network of outside marketing agents. The Company has recently entered into agreements with several marketing agencies and affinity groups and will be providing fee based services. Several of these agreements provide for the clients to meet certain minimum guarantees. At least three of these clients have already begun to pay fees to the Company.

     The Company completed the replacement of its telephone system with a more technologically advanced system in July 1995. As a result of this, the Company expects lower per call costs and improved customer service efficiency. The Company financed $41,600 of the cost of the system through a bank loan.

     The Company believes that it has adequate liquidity to support its cost of operations for the foreseeable future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) LIST OF EXHIBITS

Exhibit No.    Description
-----------    -----------

3.1 Certificate of incorporation of the Company, as amended, incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1991.

3.2 By-laws of the Company, incorporated by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1991.



     (b) REPORTS ON FORM 8-K

              None

                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PRIORITY GROUP, INC.



Date:  August 14, 1995             By:  /s/ Michael Karpoff
                                      -------------------------------
                                        Michael Karpoff
                                        Co-Chairman of the Board
                                        of Directors, President and
                                        Director (Principal Executive
                                        Officer)



Date:  August 14, 1995             By:  /s/ Barry Siegel
                                      -------------------------------
                                        Barry Siegel
                                        Co-Chairman of the Board
                                        of Directors, Treasurer,
                                        Secretary and Director
                                        (Principal Financial
                                        and Accounting Officer)

INDEX OF EXHIBITS

EXHIBIT NO.    DESCRIPTION                                                  PAGE
-----------    -----------                                                  ----

3.1 Certificate of incorporation of the Company, as amended, incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1991.

3.2 By-laws of the Company, incorporated by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March
               31, 1991.