Form 10QSB
period 1995-09-30
FIRST PRIORITY GROUP INC
filed 1995-11-14
CIK 778164

                    U.S. Securities and Exchange Commission

                            Washington, D.C.  20549

                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                      Commission file number 33-00412-NY

                           FIRST PRIORITY GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

            New York                                     11-2750412
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

                               270 Duffy Avenue
                          Hicksville, New York  11801
                   (Address of principal executive offices)
                                (516) 938-1010
                          (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 1995: 4,883,883 shares of common stock

    Transitional Small Business Format (check one)
    Yes      No  X

                              Page 1 of 29 pages.
                        Exhibit Index starts on page 12

             Index to Condensed Consolidated Financial Statements


                        PART I - FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
Item 1.  Financial Statements.

Condensed Consolidated Balance Sheet as at September 30, 1995             3

Condensed Consolidated Statements of Operations for the three months
ended September 30, 1995 and 1994                                         4

Condensed Consolidated Statements of Operations for the nine months
ended September 30, 1995 and 1994                                         5

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 1995 and 1994                                         6

Notes to Condensed Consolidated Financial Statements                      7


Item 2.  Management's Discussion and Analysis or Plan of Operation.       8



                          PART II - OTHER INFORMATION

Item 5.  Other Information                                                9

Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits                                                         9
    (b)  Reports on Form 8-K.                                            27

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                           SEPTEMBER 30,
                                               1995
                                           -------------
                                            (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.............    $   410,133
  Account receivable, less allowance for
     doubtful accounts of $11,500.......        857,135
  Other current assets..................         20,968
                                           -------------
     Total current assets...............      1,288,236
Property and equipment, net.............        115,902
Other assets............................         10,575
                                           -------------
     Total assets.......................    $ 1,414,713
                                           -------------
                                           -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
     expenses...........................        986,847
  Note payable, current.................         10,410
                                           -------------
     Total current liabilities..........        997,257
  Note payable, long term...............         29,455
                                           -------------
     Total liabilities..................      1,026,712
Shareholder's equity:
  Common stock, $.015 par value,
     authorized 8,000,000 shares; issued
     5,150,550 shares...................         77,258
  Additional paid-in capital............      1,509,310
  Deficit...............................     (1,108,567)
                                           -------------
                                                478,001
  Less common stock held in treasury, at
     cost, 266,667 shares...............        (90,000)
                                           -------------
     Total shareholders' equity.........        388,001
                                           -------------
     Total..............................    $ 1,414,713
                                           -------------
                                           -------------

   The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED

                                           SEPTEMBER 30,    SEPTEMBER 30,
                                               1995             1994
                                           -------------   -------------
                                            (UNAUDITED)      (UNAUDITED)


Revenue from operations.................    $ 2,423,933      $ 1,844,479
Costs of revenue (principally charges by
  repair facilities for services).......      2,027,974        1,508,583
                                           -------------    -------------
Gross profit............................        395,959          335,896
Operating expenses:
  Selling, general and administration...        393,284          326,293
                                           -------------    -------------
Income from operations..................          2,675            9,603
Interest and other income...............          1,699               38
                                           -------------    -------------
Net Income..............................    $     4,374      $     9,641
                                           -------------    -------------
                                           -------------    -------------
Income per share........................            NIL              NIL
                                           -------------    -------------
                                           -------------    -------------
Weighted average shares outstanding
  during the period.....................      4,883,883        4,883,883
                                           -------------    -------------
                                           -------------    -------------

   The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 NINE MONTHS ENDED

                                           SEPTEMBER 30,    SEPTEMBER 30,
                                               1995             1994
                                           -------------   -------------
                                            (UNAUDITED)      (UNAUDITED)

Revenue from operations.................    $ 7,346,860      $ 5,800,284
Costs of revenue (principally charges by
  repair facilities for services).......      6,031,671        4,738,662
                                           -------------    -------------
Gross profit............................      1,315,189        1,061,622
Operating expenses:
  Selling, general and administration...      1,154,595          961,573
                                           -------------    -------------
Income from operations..................        160,594          100,049
Interest and other income...............          3,879            1,269
                                           -------------    -------------
Income before income taxes..............        164,473          101,318
Provision for income taxes..............          1,000                0
                                           -------------    -------------
Net income..............................    $   163,473      $   101,318
                                           -------------    -------------
                                           -------------    -------------
Income per share........................    $      0.03      $      0.02
                                           -------------    -------------
                                           -------------    -------------
Weighted average shares outstanding
  during the period.....................      4,883,883        4,883,883
                                           -------------    -------------
                                           -------------    -------------

   The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                 NINE MONTHS ENDED
                                           SEPTEMBER 30,    SEPTEMBER 30,
                                               1995             1994
                                           -------------    -------------
Cash flows from operating activities:
  Net income............................     $ 163,473        $ 101,318
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
  Depreciation and amortization.........        21,434           25,369
  Changes in assets and liabilities:
     Increase in accounts receivable....      (112,427)         (46,623)
     Increase in other current assets...        (6,813)         (10,099)
     Increase in accounts payable and
      accrued expenses..................       251,169           96,576
                                           -------------    -------------
  Net cash provided by operating
     activities.........................       316,836          166,541
                                           -------------    -------------
Cash flows from investing activities:
  Additions to property and equipment...       (73,486)         (21,340)
                                           -------------    -------------
Cash flows from financing activities:
  Net cash provided by financing
     activities.........................        39,865                0
                                           -------------    -------------
Net increase in cash....................       283,215          145,201
Cash at beginning of period.............       126,918           44,161
                                           -------------    -------------
                                             $ 410,133        $ 189,362
                                           -------------    -------------
                                           -------------    -------------

  The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  UNAUDITED FINANCIAL STATEMENTS

The information contained in the condensed consolidated financial statements for the period ended September 30, 1995 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent annual report on Form 10-KSB.

2.  BUSINESS OF THE COMPANY

First Priority Group, Inc. (the "Company"), a New York corporation formed in October 1983, is engaged directly and through its wholly-owned subsidiaries in automotive fleet management and administration of automotive repairs for businesses, insurance companies and members of affinity groups. The services provided by the Company include the computerized compilation and analysis of vehicle usage and maintenance data and the repair and maintenance of vehicles through approximately 3,000 independently contracted and over 5,000 nationally recognized repair facilities nationwide. The Company's office is located at 270 Duffy Avenue, Hicksville, New York 11801 and its telephone number is (516) 938-1010.

3.  RESULTS OF OPERATIONS

The unaudited results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

For the three months ended September 30, 1995 the Company's revenues from operations increased by $579,454 (31.4%) to $2,423,933 from $1,844,479 for the three months ended September 30, 1994. The gross profit as a percentage decreased 1.9% for the three months ended September 30, 1995 to 16.3% from 18.2% for the same period of 1994. The decreased gross profit percentage is mainly due to fee based programs offered to large companies at a reduced rate as an incentive to sign on long term contracts. This business practice has dramatically reduced the Company's attrition rate.

For the nine months ended September 30, 1995 the Company's revenues from operations increased by $1,546,576 (26.7%) to $7,346,860 from $5,800,284 for the nine months ended September 30, 1994. The gross profit as a percentage decreased .4% for the nine months ended September 30, 1995 to 17.9% from 18.3% for the same period of 1994.

Selling, general and administrative expenses increased $66,991 (20.5%) to $393,284 for the third quarter of 1995 from $326,293 during the same period of 1994. Selling, general and administrative expenses increased 193,022 (20.1%) to $1,154,595 for the first nine months of 1995 from $961,573 during the same period of 1994. The increased selling, general, and administrative costs is due to increased advertising, personnel, and benefit costs.

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

                       Part II        OTHER INFORMATION

Item 5.   Other Information

     The Company entered into an Investment Banking Agreement with Kirlin Securities, Inc. ("Kirlin") on August 1, 1995. For a term of eighteen months, Kirlin will provide financial consulting and investment banking services to the Company. It is anticipated that Kirlin will assist the Company in exploring the possibility of raising additional capital through the issuance of additional shares of its Common Stock. In consideration for these services, Kirlin has been granted a Warrant to purchase 750,000 shares of the Company's Common Stock which becomes exercisable in increments on various dates and at various prices.


Item 6.  Exhibits and Reports on Form 8-K.

(a) List of Exhibits

Item 6.   Exhibits and Reports on Form 8-K.
          (b)  Reports on Form 8-K


               None





         THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                                  SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PRIORITY GROUP, INC.



Date: November 14, 1995        By: /s/ Michael Karpoff
                                   -------------------
                                   Michael Karpoff
                                   Co-Chairman of the Board
                                   of Directors, President and
                                   Director (Principal Executive
                                   Officer)



Date: November 13, 1995        By: /s/ Barry Siegel
                                   ----------------
                                   Barry Siegel
                                   Co-Chairman of the Board
                                   of Directors, Treasurer,
                                   Secretary and Director
                                   (Principal Financial
                                   and Accounting Officer)

                               Index of Exhibits

Exhibit No.         Description                                          Page
-----------         -----------                                          ----

10.1           Investment Banking Agreement dated August 1,               10
               1995 between the Company and Kirlin Securities, Inc.

10.2           Warrant dated August 1, 1995 issued to Kirlin              15
               Securities, Inc.