Form 10QSB
period 1996-03-31
FIRST PRIORITY GROUP INC
filed 1996-05-14
CIK 778164

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                       Commission file number 33-00412-NY

                            FIRST PRIORITY GROUP, INC
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            New York                                            11-2750412
- -------------------------------                            -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

                               270 Duffy Avenue
                          Hicksville, New York 11801
                          --------------------------
                   (Address of principal executive offices)

                                (516) 938-1010
                                --------------
                         (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 1996: 5,883,883 shares of common stock

     Transitional Small Business Format (check one)
           Yes [ ]    No [X]

                         Part I Financial Information


Item 1.    Financial Statements











        THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1996

                                     ASSETS

Current Assets:
         Cash and cash equivalents                                  $   771,767
         Accounts receivable, less allowance for
           doubtful accounts of $11,500                               1,152,936
         Other current assets                                            14,462
                                                                    -----------
                  Total current assets                                1,939,165

Property and equipment, net                                             128,334
Security deposits                                                        10,575
                                                                    -----------
                                                                    $ 2,078,074
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                        1,075,272
                                                                    -----------
                  Total current liabilities                           1,075,272

Shareholders' equity:
         Common stock, $.015 par value, authorized
           8,000,000 shares; issued 6,150,550 shares                     92,258
         Additional paid-in capital                                   1,929,310
         Deficit                                                       (928,766)
                                                                    -----------
                                                                      1,092,802
         Less common stock held in treasury, at
           cost, 266,667 shares                                         (90,000)
                                                                    -----------
                  Total shareholders' equity                          1,002,802
                                                                    -----------
                                                                    $ 2,078,074
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                         March 31,     March 31,
                                                           1996          1995
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)

Revenue from operations                                 $3,180,779    $2,663,265
Costs of revenue (principally charges incurred
        at repair facilities for services)               2,589,172     2,141,484
                                                        ----------    ----------
Gross profit                                               591,607       521,781
Operating expenses:
        Selling, general and administration                484,205       365,354
                                                        ----------    ----------
Income from operations                                     107,402       156,427
Interest and other income                                    6,538           785
                                                        ----------    ----------
Income before income taxes                                 113,940       157,212
Provision for income taxes                                   1,000         1,000
                                                        ----------    ----------
Net income                                              $  112,940    $  156,212
                                                        ==========    ==========
Income per common share                                       0.01          0.03
                                                        ==========    ==========
                                                         5,883,883     4,883,883

The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            THREE MONTHS ENDED
                                                           March 31,   March 31,
                                                             1996        1995
                                                           --------    --------
Cash flows from operating activities:
      Net income                                            112,940     156,212
                                                           --------    --------
      Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization                           8,887       6,146
      Changes in assets and liabilites:
           Accounts receivable                              (83,150)   (168,115)
           Other current assets                              (3,522)    (14,471)
           Accounts payable and
             accrued expenses                                15,983     179,327
                                                           --------    --------

                Total adjustments                           (61,802)      2,887
                                                           --------    --------

      Net cash provided by operating
           activities                                        51,138     159,099
                                                           --------    --------

Cash flows from investing activities,
      additions to property and equipment                   (21,181)     (3,812)
                                                           --------    --------

Cash flows used in financing activities,
      repayment of notes payable                            (37,264)          0
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         (7,307)    155,287
Cash and cash equivalents at beginning of period            779,074     126,918
                                                           --------    --------
Cash and cash equivalents at end of period                  771,767     282,205
                                                           ========    ========


The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  UNAUDITED FINANCIAL STATEMENTS

      The information contained in the condensed consolidated financial statements for the period ended March 31, 1996 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

      The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent annual report on Form 10-KSB.

2.  BUSINESS OF THE COMPANY

      First Priority Group, Inc. (the "Company"), a New York corporation formed in June 28, 1985, is engaged directly and through its wholly-owned subsidiaries in automotive fleet management and administration of automotive repairs for businesses, insurance companies and members of affinity groups. The services provided by the Company include the computerized compilation and analysis of vehicle usage and maintenance data and the repair and maintenance of vehicles through approximately 3,000 independently contracted and over 5,000 nationally recognized repair facilities nationwide. The Company's office is located at 270 Duffy Avenue, Hicksville, New York 11801 and its telephone number is (516) 938-1010.

3.  RESULTS OF OPERATIONS

      The unaudited results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

4.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

      The computation of earnings per common and common equivalent share is based upon the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common shares subject to stock options and warrants.

      The number of common and common equivalent shares utilized in the per share computations were 7,775,377 and 4,883,883 in the three months ended March 31, 1996 and March 31, 1995, respectively.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

      For the three months ended March 31, 1996 the Company's revenues from operations increased by $517,514 (19.4%) to $3,180,779 from $2,663,265 for the three months ended March 31, 1995. Gross profit increased $69,826 to $591,607 for the first quarter of 1996 from $521,781 during the same period of 1995. The gross profit percentage was 18.6% for the three months ended March 31, 1996 as compared to 19.6% for the same period of 1995. The decreased gross profit percentage is mainly due to fee based programs offered to large companies at a reduced rate as an incentive to sign long term contracts. This business practice has reduced the Company's attrition rate.

      Selling, general and administrative expenses increased $118,851 (32.5%) to $484,205 for the first quarter of 1996 from $365,354 during the same period of 1995. Of the $118,851 increase in selling, general, and administrative expenses, approximately $88,000 was related to increased salary expense due to contractual agreements, wage increases and an increase in labor force necessary to prepare the Company to manage anticipated increases in its business activities. The remaining increase was directly related to the increase in revenue.

      The Company believes that it has adequate liquidity to support its cost of operations for the foreseeable future.





THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                 Part II Other Information


Item 6.  Exhibits and Reports on Form 8-K.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES


      Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST PRIORITY GROUP, INC.



Date: May 14, 1996            By:   /s/ Michael Karpoff
                                    -------------------

                                    Michael Karpoff
                                    Co-Chairman of the Board
                                    of Directors, President and
                                    Co-Chief Executive Officer



Date: May 14, 1996            By:   /s/ Barry Siegel
                                    ----------------

                                    Barry Siegel
                                    Co-Chairman of the Board
                                    of Directors, Treasurer,
                                    Secretary and Principal
                                    Financial and Accounting
                                    Officer

                                Index of Exhibits

Exhibit No. Description                                           Page
- ----------- -----------                                           ----

10.1        Amendment of Lease dated June, 1995, between          11
            the Company, American Auto Trading and LBA
            Properties, Inc., of original lease dated September
            12, 1990 for the Company's headquarters.