Form 10QSB/A
period 1996-03-31
FIRST PRIORITY GROUP INC
filed 1996-07-15
CIK 778164

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 Form 10-QSB/A
                                  Amendment 1

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ______ to ______

                      Commission file number 33-00412-NY

                           FIRST PRIORITY GROUP, INC
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

        Transitional Small Business Format (check one)
              Yes[   ] No[ X ]

                                  SIGNATURES


        Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST PRIORITY GROUP, INC.



Date: May 14, 1996                By:      /s/ Michael Karpoff
                                           --------------------------------
                                           Michael Karpoff
                                           Co-Chairman of the Board
                                           of Directors, President and
                                           Co-Chief Executive Officer



Date: May 14, 1996                By:      /s/ Barry Siegel
                                           --------------------------------
                                           Barry Siegel
                                           Co-Chairman of the Board
                                           of Directors, Co-Chief
                                           Executive Officer, Treasurer,
                                           Secretary, and Principal
                                           Financial and Accounting Officer

                               Index of Exhibits


Exhibit No.     Description                                          Page
- -----------     -----------                                          ----
27              Financial Data Schedule                                4