Form 10QSB
period 1996-06-30
FIRST PRIORITY GROUP INC
filed 1996-08-14
CIK 778164

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

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


      State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 1996: 5,883,883 shares of common stock

      Transitional Small Business Format (check one)
                Yes[   ] No[ X ]

                          Part I Financial Information


Item 1. Financial Statements



     THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

              FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET

                             JUNE 30, 1996

                                 ASSETS

     Current Assets:
          Cash and cash equivalents                      $814,047
          Accounts receivable, less allowance for
            doubtful accounts of $11,500                  987,189
          Other current assets                             16,942
                                                       ----------
               Total current assets                     1,818,178

     Property and equipment, net                          130,509
     Security deposits                                     10,750
                                                       ----------
                                                       $1,959,437
                                                       ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
          Accounts payable and accrued expenses        $  889,328
                                                       ----------
               Total current liabilities                  889,328
                                                       ----------

     Shareholders' equity:
          Common stock, $.015 par value, authorized
            8,000,000 shares; issued 6,150,550 shares      92,258
          Additional paid-in capital                    1,929,310
          Deficit                                        (861,459)
                                                       ----------
                                                        1,160,109

          Less common stock held in treasury, at
            cost, 266,667 shares                          (90,000)
                                                       ----------
               Total shareholders' equity               1,070,109
                                                       ----------
                                                       $1,959,437
       ==========

          The accompanying notes are an integral part of these
                           financial statements.

               FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

<Captions>
                                                     THREE MONTHS ENDED
                                                   June 30,        June 30,
                                                     1996            1995
                                                 -----------     -----------
                                                 (Unaudited)     (Unaudited)
Revenue from operations                          $ 2,870,207     $ 2,259,662
Costs of revenue (principally charges
   incurred at repair facilities for
   services)            2,349,742       1,862,213
                                                 -----------     -----------
Gross profit                                         520,465         397,449
Operating expenses:
     Selling, general and administration             462,406         396,039
                                                 -----------     -----------
Income from operations                                58,059           1,410
Interest and other income                              9,247           1,394
                                                 -----------     -----------
Income before income taxes                            67,306           2,804
                                                         500
                                                 -----------     -----------
Provision for income taxes
Net income                                       $    66,806     $     2,804
                                                 ===========     ===========
Income per common share                                 0.01             NIL
                                                 ===========     ===========


The accompanying notes are an integral part of these financial statements.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         SIX MONTHS ENDED
                                                     June 30,         June 30,
                                                       1996             1995
                                                   -----------      -----------
                                                   (Unaudited)      (Unaudited)
Revenue from operations                            $ 6,050,986      $4,922,927
Costs of revenue (principally charges incurred
  at repair facilities for services)                 4,938,914       4,003,697
                                                   -----------      -----------
Gross profit                                         1,112,072         919,230
Operating expenses:
     Selling, general and administration               946,611         761,394
                                                   -----------      -----------
Income from operations                                 165,461         157,836
Interest and other income                               15,785           2,180
                                                   -----------      -----------
Income before income taxes                             181,246         160,016

Provision for income taxes                               1,500           1,000
                                                   -----------      -----------
Net income                                         $   179,746      $  159,016
                                                   ===========      ===========
Income per common share                                   0.02            0.03
                                                   ===========      ===========


The accompanying notes are an integral part of these financial statements.

            FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                       SIX MONTHS ENDED
                                                    June 30,        June 30,
                                                      1996            1995
                                                    --------        --------

Cash flows from operating activities:
   Net income                                       $180,246        $159,016
                                                    --------        --------
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                      18,086          12,647
   Changes in assets and liabilites:
      Accounts receivable                             82,597         (11,354)
      Other current assets                            (6,002)        (26,870)
      Security Deposits                                 (175)
      Accounts payable and
        accrued expenses                            (169,960)        185,497
                                                    --------        --------

         Total adjustments                           (75,454)        159,920
                                                    --------        --------
   Net cash provided by operating
      activities                                     104,792         318,936
                                                    --------        --------
Cash flows from investing activities,
   additions to property and equipment               (32,555)        (17,956)
   deposits on property and equipment                                (38,016)
                                                    --------        --------

Cash flows used in financing activities,
   repayment of notes payable                        (37,264)              0
                                                    --------        --------

Net increase (decrease) in cash and
   cash equivalents                                   34,973         262,964
Cash and cash equivalents at beginning of period     779,074         126,918
                                                    --------        --------
Cash and cash equivalents at end of period          $814,047        $389,882
                                                    ========        ========

The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  UNAUDITED FINANCIAL STATEMENTS

         The information contained in the condensed consolidated financial statements for the period ended June 30, 1996 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

3.  RESULTS OF OPERATIONS

         The unaudited results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

4.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         The computation of earnings per common and common equivalent share is based upon the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common shares subject to stock options and warrants.

         The number of common and common equivalent shares utilized in the per share computations were 7,747,504 and 4,883,883 in the six months ended June 30, 1996 and June 30, 1995, respectively.

Item 2.  Management's Discussion and Analysis on Plan of Operation.

         For the three months ended June 30, 1996 the Company's revenues from operations increased by $610,545 (27%) to $2,870,207 from $2,259,662 for the three months ended June 30, 1995. Gross profit increased $123,016 to $520,465 for the second quarter of 1996 from $397,449 during the same period of 1995. For the six months ended June 30, 1996 the Company's revenues from operations increase by $1,128,059 (22.9%) to $6,050,986 from $4,922,927 for the six months ended June 30, 1995.

         The gross profit percentage increased .5% to 18.1% for the three months ended June 30, 1996 as compared to 17.6% for the same period of 1995. For the six months ended June 30, 1996 the gross profit percentage decreased .3% to 18.7% from 18.4% for the same period of 1995. Fluctuations in gross profit is attributable to the revenue derived from the sales mix of fleet repair, direct appraisal and repair, and consumer oriented auto club programs.

         Selling, general and administrative expenses increased $66,367 (16.8%) to $462,406 for the second quarter of 1996 from $396,039 during the same period of 1995. For the first six months of 1996 selling, general and administrative expenses increased $185,217 (24.3%) to $946,611 from $761,394 during the same period of 1995. The increase in selling, general, and administrative expenses is related to increased salary expenses due to contractual agreements, wage increases and an increase in labor force necessary to prepare the Company to manage its increased business activities.

         The Company believes that it has adequate liquidity to support its cost of operations for the foreseeable future. In July, 1996, the Company received approval from its bank for a one million dollar working capital line of capital. The line provides for borrowings at an interest rate of one half of one percent above the prime lending rate. The line is collateralized by substantially all of the assets of the Company.


             THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                           Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                 SIGNATURES



         Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST PRIORITY GROUP, INC.



Date: August 14, 1996                By:  /s/ Michael Karpoff
                                          -------------------
                                          Michael Karpoff
                                          Co-Chairman of the Board
  of Directors, President and
                                          Co-Chief Executive Officer



Date: August 14, 1996                By:  /s/ Barry Siegel
                                          ----------------
                                          Barry Siegel
                                          Co-Chairman of the Board
                                          of Directors, Co-Chief
  Executive Officer,
  Treasurer, Secretary and
                                          Principal Financial and
  Accounting Officer