Form 10QSB
period 1996-09-30
FIRST PRIORITY GROUP INC
filed 1996-11-07
CIK 778164

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number 0-21467

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 4, 1996: 5,883,883 shares of common stock

     Transitional Small Business Format (check one)

          Yes |_|   No |X|

                          Part I Financial Information

Item 1. Financial Statements




          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1996

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                        $   951,808
   Accounts receivable, less allowance for
     doubtful accounts of $11,500                                     1,233,219
   Inventory                                                              6,521
   Other current assets                                                  20,528
                                                                    -----------
        Total current assets                                          2,212,076

Property and equipment, net                                             166,831
Security deposits                                                        10,750
Other                                                                     7,619
                                                                    -----------
                                                                    $ 2,397,276
                                                                    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                            $ 1,177,483
                                                                    -----------
        Total current liabilities                                     1,177,483
                                                                    -----------
Shareholders' equity:
   Common stock, $.015 par value, authorized
     20,000,000 shares; issued 6,150,550 shares                          92,258
   Additional paid-in capital                                         1,942,643
   Deficit                                                             (725,108)
                                                                    -----------
                                                                      1,309,793
   Less common stock held in treasury, at
     cost, 266,667 shares                                               (90,000)
                                                                    -----------
        Total shareholders' equity                                    1,219,793
                                                                    -----------
                                                                    $ 2,397,276
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                 September 30,    September 30,
                                                     1996             1995
                                                 -------------    -------------
                                                  (Unaudited)       (Unaudited)

Revenue from operations                           $3,599,722        $2,423,933
Costs of revenue (principally charges incurred
  at repair facilities for services)               2,992,848         2,027,974
                                                  ----------        ----------
Gross profit                                         606,874           395,959
Operating expenses:
  Selling, general and administration                475,024           393,284
                                                  ----------        ----------
Income from operations                               131,850             2,675
Interest and other income                              6,502             1,699
                                                  ----------        ----------
Income before income taxes                           138,352             4,374
Provision for income taxes                             1,500
                                                  ----------        ----------
Net income                                        $  136,852        $    4,374
                                                  ==========        ==========
Income per common share                                 0.02               NIL
                                                  ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        NINE MONTHS ENDED
                                                 September 30,     September 30,
                                                     1996              1995
                                                 -------------     -------------
                                                  (Unaudited)       (Unaudited)

Revenue from operations                            $9,650,709        $7,346,860
Costs of revenue (principally charges incurred
  at repair facilities for services)                7,930,763         6,031,671
                                                   ----------        ----------
Gross profit                                        1,719,946         1,315,189
Operating expenses:
  Selling, general and administration               1,422,635         1,154,595
                                                   ----------        ----------
Income from operations                                297,311           160,594
Interest and other income                              22,287             3,879
                                                   ----------        ----------
Income before income taxes                            319,598           164,473
Provision for income taxes                              3,000             1,000
                                                   ----------        ----------
Net income                                         $  316,598        $  163,473
                                                   ==========        ==========
Income per common share                                  0.04              0.03
                                                   ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        NINE MONTHS ENDED
                                                 September 30,     September 30,
                                                     1996              1995
                                                 -------------     -------------
Cash flows from operating activities:
   Net income                                      $ 316,598         $ 163,473
                                                   ---------         ---------
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                      28,305            21,434
   Changes in assets and liabilites:
     Accounts receivable                            (163,433)         (112,427)
     Other current assets                             (4,374)           (6,813)
     Inventory                                        (6,521)
     Security deposits                                  (175)
     Accounts payable and
       accrued expenses                              118,195           251,169
                                                   ---------         ---------
          Total adjustments                          (28,003)          153,363
                                                   ---------         ---------
   Net cash provided by operating
     activities                                      288,595           316,836
                                                   ---------         ---------
Cash flows from investing activities,
   additions to property and equipment               (78,597)          (73,486)
                                                   ---------         ---------
Cash flows used in financing activities,
   borrowing (repayment) of notes payable            (37,264)           39,865
                                                   ---------         ---------
Net increase in cash and cash equivalents            172,734           283,215
Cash and cash equivalents at beginning of period     779,074           126,918
                                                   ---------         ---------
Cash and cash equivalents at end of period         $ 951,808         $ 410,133
                                                   =========         =========

   The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   UNAUDITED FINANCIAL STATEMENTS

     The information contained in the condensed consolidated financial statements for the period ended September 30, 1996 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent annual report on Form 10-KSB.

2.   BUSINESS OF THE COMPANY

     The business of the Company was started in 1983. Thereafter, the original company was merged into the present company after its formation on June 28, 1985, presently named First Priority Group, Inc. (the "Company"). The Company is engaged directly and through its wholly-owned subsidiaries in automotive fleet management and administration of automotive repairs for businesses, insurance companies and members of affinity groups. The services provided by the Company include the repair and maintenance of vehicles through approximately 8,000 independently owned and/or nationally recognized repair facilities. The Company has recently added two new divisions: FPG Recovery Services, which provides subrogation and premium recovery services directly to insurance companies; and FPG Direct Marketing, which will market the Company's services as well as hard goods through non-financial data-based businesses. The Company's office is located at 270 Duffy Avenue, Hicksville, New York 11801 and its telephone number is (516) 938-1010.

3.   RESULTS OF OPERATIONS

     The unaudited results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

4.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     The computation of earnings per common and common equivalent share is based upon the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common shares subject to stock options and warrants.

     The number of common and common equivalent shares utilized in the per share computations were 7,870,350 and 4,883,883 in the three months ended September 30, 1996 and September 30, 1995, respectively.

     The number of common and common equivalent shares utilized in the per share computations were 7,788,453 and 4,883,883 in the nine months ended September 30, 1996 and September 30, 1995, respectively.

          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     For the three months ended September 30, 1996 the Company's revenues from operations increased by $1,175,789 (48.5%) to $3,599,722 from $2,423,933 for the three months ended September 30, 1995. Gross profit increased $210,915 to $606,874 for the third quarter of 1996 from $395,959 during the same period of 1995. For the nine months ended September 30, 1996 the Company's revenues from operations increase by $2,303,849 (31.4%) to $9,650,709 from $7,346,860 for the nine months ended September 30, 1995.

     The gross profit percentage increased .6% to 16.9% for the three months ended September 30, 1996 as compared to 16.3% for the same period of 1995. For the nine months ended September 30, 1996 the gross profit percentage decreased
 .1% to 17.8% from 17.9% for the same period of 1995. Fluctuations in gross profit are attributable to the revenue derived from the sales mix of fleet repair, direct appraisal and repair, and consumer oriented auto club programs.

     Selling, general and administrative expenses increased $81,740 (20.8%) to $475,024 for the third quarter of 1996 from $393,284 during the same period of 1995. For the first nine months of 1996 selling, general and administrative expenses increased $268,040 (23.2%) to $1,422,635 from $1,154,595 during the same period of 1995. The increase in selling, general, and administrative expenses is related to increased salary expenses due to contractual agreements, wage increases and an increase in labor force necessary to prepare the Company to manage its increased business activities and the start up of the FPG Direct Marketing and FPG Recovery Services Divisions.

     The Company believes that it has adequate liquidity to support its cost of operations for the foreseeable future.

          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                          Part II   Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

3.1      Amendment to the Certificate of Incorporation

10.1     The Company's 1995 Incentive Stock Plan filed herein.

10.2 Employment Agreement between the Company and Paul Zucker dated September 3, 1996 filed herein.

10.3 Employment Agreement between the Company and Steven Zucker dated September 3, 1996 filed herein.

10.4 Employment Agreement between the Company and Donald Shanley dated September 3, 1996 filed herein.

10.5 Employment Agreement between the Company and Barry J. Spiegel dated September 3, 1996 filed herein.

27       Financial Data Schedule


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST PRIORITY GROUP, INC.

Date: November 4, 1996                 By: /s/ Michael Karpoff
                                           -----------------------------
                                           Michael Karpoff
                                           Co-Chairman of the
                                           Board of Directors,
                                           President and Co-Chief
                                           Executive Officer

Date: November 4, 1996                 By: /s/ Barry Siegel
                                           -----------------------------
                                           Barry Siegel
                                           Co-Chairman of the
                                           Board of Directors, Co-
                                           Chief Executive Officer,
                                           Treasurer, Secretary and
                                           Principal Financial and
                                           Accounting Officer

                                INDEX TO EXHIBITS

Exhibit    Description                                                 Page No.

3.1        Amendment to the Certificate of Incorporation                  13

10.1       The Company's 1995 Incentive Stock Plan filed herein.          16

10.2       Employment Agreement between the Company and
           Paul Zucker dated September 3, 1996 filed herein.              22

10.3       Employment Agreement between the Company and
           Steven Zucker dated September 3, 1996 filed herein.            30

10.4       Employment Agreement between the Company and
           Donald Shanley dated September 3, 1996 filed herein.           38

10.5       Employment Agreement between the Company and
           Barry J. Spiegel dated September 3, 1996 filed herein.         46

27         Financial Data Schedule                                        56