Form 10KSB40
period 1996-12-31
FIRST PRIORITY GROUP INC
filed 1997-04-08
CIK 778164

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)

         [x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

                                      or

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from                 to

                        Commission File Number 0-21467

                          FIRST PRIORITY GROUP, INC.
                (Name of small business issuer in its charter)

           NEW YORK                                          11-2750412
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                               270 Duffy Avenue
                          Hicksville, New York 11801
            (Address of principal executive offices)    (Zip Code)

                Registrant's telephone number: (516) 938-1010

     Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock par value $.015 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year $14,066,248

         The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of April 4, 1997, based upon the average bid and asked prices was $4,923,699.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         As of March 31, 1997, the issuer had outstanding a total of 5,883,883 common shares.

                  DOCUMENTS INCORPORATED BY REFERENCE: None.

         Transitional Small Business Disclosure Format (check one):

         Yes               No   X
             -----            -----

         THE REMAINING PORTION OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

                                    Part I

Item 1.           DESCRIPTION OF BUSINESS

         First Priority Group, Inc. (the "Company"), a New York corporation formed in October 1983, is engaged directly and through its wholly-owned subsidiaries in nationwide managed auto care services for self-insured corporate fleets, insurance companies and members of affinity groups. The services provided by the Company include collision claims management, subrogation, salvage, and administration of auto clubs, whose members require repair and maintenance of vehicles. The Company has thousands of contracted repair facilities nationwide. The Company is additionally engaged in the business of direct mail programs providing various services and products through it's FPG Direct division. FPG Direct was formed exclusively for the purpose of utilizing the nations largest gasoline companies and retailers credit card data bases, as a means of distributing the Company's products and services. The Company's principal office is located at 270 Duffy Avenue, Hicksville, New York 11801. The telephone number is (516) 938-1010.

         Nature of Services

         The services offered by the Company consist of vehicle maintenance and repair management, including collision and general repair programs, appraisal services subrogation services, vehicle salvage and vehicle rentals; and the administration of automotive collision repair referral services for self insured fleets, insurance companies and affinity group members.

         The Company's wholly-owned subsidiary, National Fleet Service, Inc., conducts the Company's fleet management business. The Company itself provides the various affinity programs for all types of businesses and administers the automotive collision repair referral services for insurance companies.

         Fleet Management. The Company has entered into contractual arrangements with thousands of independently owned and operated repair shops throughout the United States, as well as with national chains of automobile repair shops, to provide repair services for the Company's fleet management clients' vehicles. The automotive repair shops with which the Company has contracted can handle, on a per incident basis, any repair which the Company's fleet management clients' drivers may encounter. Because the Company has made arrangements with a large number of repair shops, whenever a repair to a client's vehicle is needed, the chances are excellent that a local repair shop will be available to perform the required repair work. The repairs provided consist primarily of collision and glass replacement repairs although general repairs can also be provided. In the event that a repair is needed, the driver need only call the Company's toll free telephone number. Through the development of a comprehensive proprietary management system and customized computer software, upon receipt of the call, the driver is directed to a local repair shop to which the driver may take the vehicle for the needed repairs. All the activity surrounding the repair process is tightly managed by the Company's staff. Upon completion of the repair, the bill is forwarded to the Company, which in turn, bills the client. There is no need for independent negotiations between the repair shop and the client or the driver. As part of its fleet management services, the Company also offers its clients computerized appraisal services, salvage and subrogation services, and offers vehicle rentals to permit clients to avoid driver down-time while a client's vehicle is being repaired. Additionally, the Company has created a complete line of customized reports with features that allow risk managers to thoroughly assess all variables concerning the collision activity expense of their fleet. It is primarily these unique systems that won the Company it's prestigious award in 1995 from Inc. Magazine and MCI, as one of the nations best run service companies.

         Affinity Group Programs. These programs are a series of comprehensive vehicle-related services for consumers that are provided through affinity groups, financial institutions, corporations and organizations. These programs may be used as re-enrollment incentives and/or membership premiums, or resold at a profit, and may be sold individually, or a variety of services can be bundled together as a high-value package.

                  Collision Damage Repair Program (CDR). - This is the corporate collision program modified to suit consumer needs. Drivers participating in this program may utilize the Company's proprietary network of collision body repair shops. Additionally, the Company's customer service department will supervise the entire process from expediting estimates and repairs, to troubleshooting any problems or difficulties that may occur.

                  Driver Discount Program (DDP). This program offers drivers discounts of up to forty percent off automotive-related services through thousands of premium auto chain facilities throughout the nation. It applies these discounts to virtually all routine maintenance including oil changes, brakes, transmissions, mufflers, shocks, tires and glass. An option to this program also provides 24 hour emergency roadside assistance for drivers anywhere in the U.S..

                  Auto Service Hotline (ASH). This program provides drivers with their own repair specialist who will help the driver determine a course of action to repair the vehicle, and if necessary, provide a referral to one of thousands of independently owned auto repair facilities. Drivers will receive a ten percent discount off repairs and an enhanced nationwide warranty when utilizing the shop to which they were referred. Additionally, drivers will be offered rental replacement cars at preferred rates that are delivered to and picked up from the driver's home or office.

                  ServiceGram. This program is a computerized tracking and notification program that generates maintenance reminders in accordance with manufacturer's specifications. ServiceGram archives a vehicle's history including mileage and repairs that provides an accurate record for tax purposes, warranty validation or to increase resale value.

         Direct Appraisal and Repair Program (DARP). In 1992 the Company began developing the business of providing automotive appraisal and collision repair services for insurance companies. The automobile insurance industry is experiencing massive changes as it moves in the direction of a "PPO" or "HMO" type environment, similar to that of the health industry. The Company believes that it's presence in this market and provision of such services to insurance companies will be an important source of revenue for the Company because of the high volume of collision repair referrals that insurance companies can provide. The Company believes it is uniquely positioned to take advantage of the need for such services by insurance companies. The Company has entered into agreements with several insurance companies whereby such insurance companies have agreed to utilize the Company for appraisal and repair services. The Company proposes to try to expand its insurance company referral business, and to that end, has hired a divisional company president to head up the marketing and administration efforts of the Company's repair services to insurance companies. At the present time the Company believes that it has the most proficient DARP system in the industry.

         Recent Developments.

         The Company has been attempting to increase the number of insurance companies participating in the insurance company referral program and to expand the volume of referrals provided by existing participants in the program. Additionally, the Company has begun marketing consumer oriented auto club programs and has hired a divisional president to head up the marketing efforts of the Company in providing such services. The Company has recently entered into agreements with at least one large bank and several marketing agencies and affinity groups. The Company already has millions of direct mail pieces en route to the customers of banks, affinity groups, utilities and mortgage companies as of this report. Revenues for this program are expected to grow dramatically during their 1997 calendar year. Several of these agreements provide for clients to meet minimum participation guarantees.

         Sales and Marketing. The Company's fleet maintenance clients generally consist of companies having a large number of vehicles on the road over a broad geographical area. The Company's clients for its affinity programs are organizations and affinity groups. The Company's clients for the insurance company referral program are property and casualty insurance companies.

         Sales activities are performed by the Company's own personnel and contracted agencies outside the Company. Sales are made through referrals, cold canvassing of appropriate prospects and direct mailings. The Company also attends trade shows in order to increase its client base.

         Since the Company deals with a large number of independently owned repair facilities, it is often able to offer to its fleet management clients a custom tailored program to suit their needs for vehicle repairs and maintenance. The Company believes that this flexibility is important in its marketing activities and in increasing its client base.

         During the years 1996 and 1995, none of the Company's customers accounted for more than 10 percent of the Company's revenues.

         Employees

         At year end, the Company employed 40 full-time employees. None of the Company's employees are governed by a union contract and the Company believes that its employee relationships are satisfactory.

Competition

         Fleet Management. Some leasing companies offer fleet management services, but most offer such services only to fleets leased by them. The Company is aware of three other companies that, like the Company, offer fleet management services independent of a fleet leasing arrangement.

         Affinity Group Programs. Although there are several companies providing various type of auto club programs the Company believes that there is only one other company that offers a program providing many of the services offered by the Company's Affinity Group division.

         Insurance Company Referral Business. The Company is aware of two other companies that offer automotive collision repair services to insurance companies. One of such companies is, like the Company, in the fleet management business, while the other is in the vehicle valuation business. The Company believes that its services for insurance companies are superior to those offered by such other companies.

Item 2.           DESCRIPTION OF PROPERTY

         In September 1990, the Company entered into a lease for new office space at 270 Duffy Avenue, Hicksville, New York 11801. The space consists of approximately 5,400 square feet of office space. The Company exercised an option to renew the lease for an additional three year term at an annual rent of $74,220. The Company holds several options of cancellation during the lease term. The Company has exercised its option to cancel its lease effective July 31, 1997 and has leased new office space to accommodate the Company's growth consisting of 12,200 square feet located at 51 East Bethpage Road, Plainview, NY. The Company expects to relocate to this new space during April 1997.

Item 3.           LEGAL PROCEEDINGS

There is no pending legal proceeding which could have a material effect upon the Company's financial position and/or operating results.




       THE REMAINING PORTION OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

                                   PART II

Item 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common shares are traded on the OTC Bulletin Board of The Nasdaq Stock Market. The following table shows the high and low bid quotations for the periods indicated, based upon information received from National Quotation Bureau Incorporated of New York, New York. Such quotations represent prices between dealers without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                     Bid Price($)
                            High                      Low
1996

First Quarter               $1.03125                  $.5625

Second Quarter              $.84375                   $.53125

Third Quarter               $1.75                     $.40625

Fourth Quarter              $2.1875                   $1.50


1995

First Quarter               $.05                      $.05

Second Quarter              $.09                      $.05

Third Quarter               $.69                      $.09

Fourth Quarter              $1.03                     $.06


         The number of record holders of the Company's common shares as of March 31, 1997 was 432.

         The Company has never paid dividends on its common stock and is not expected to do so in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors and would depend on, among other factors, the earnings, capital requirements and operating and financial condition of the Company.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

         The Company, prior to 1996, conducted business in only one segment, automotive fleet management and related operations ("Automotive Management".) In September of 1996, the Company commenced a new line of business, under the name FPG Direct. FPG Direct markets consumer goods to the credit card base of customers of oil companies and retail department stores through direct mailing efforts throughout the United States ("Direct Response Business")

Automotive Management

         Revenues from services of the automotive management operations were $13,338,678 in 1996, as compared to $10,150,086, representing an increase of $3,188,592, or 31.4%. The increased revenues reflect the Company's continued success in increasing the amount of business it is conducting with continuing customers, as well as adding new customers to its base of business. The Company has significantly increased its revenue in the areas of collision repair and subrogation services. The direct costs of services related to such revenue (principally charges from automotive repair facilities) were $11,010,836 in 1996, as compared to $8,332,487, representing an increase of $2,678,349, or 32.1%. Such increase in costs is attributable to the increase in the related revenues.

Direct Response

         FPG Direct had net sales of $727,570, and cost of goods sold of $332,708, resulting in a gross profit of $394,862, or 54.3% in its initial four month period. This initial four month period ("the roll-out period") included only eleven promotions, some of which carried over into 1997, as some of the promotions were conducted during the latter part of December 1996. FPG Direct incurred selling, general and administrative expenses of $445,763, and interest expense of $6,101, resulting in a net loss for FPG Direct of $57,002 during its initial four month period. Management believes that FPG Direct's revenues will increase substantially during 1997, and is hopeful that FPG Direct will be a significant source of future profitability. The results for this roll out period are not necessarily indicative of future results.

Operating expenses and other

         Total operating expenses were $2,434,370 in 1996, as compared to $1,591,873 in 1995, representing an increase of $842,497, or 52.9%. Of this increase, $445,763 is directly related to the operating expenses of FPG Direct. The remaining increase in operating expenses of $396,734 reflects an increase of 24.9% over 1995, and primarily represents increased payroll and related expenses as well as increases in other general and administrative expenses required to service the Company's growing automotive management operations.

         Interest and other income were $37,529 in 1996, as compared to $7,554 in 1995, representing an increase of $29,975. The increase is primarily attributable to larger average cash balances available during 1996 which were invested in short-term cash equivalents.

Net income

         As a result of the foregoing, net income was $313,574 in 1996 ($.05 per share) as compared to $230,334 ($.04 per share) in 1995, representing an improvement in net income of $83,240, or 26.5%.

Liquidity and Capital Resources

         As of December 31, 1996, the Company had cash and cash equivalents of $683,503 as compared to $779,074 as of December 31, 1995. Working capital of the Company as of December 31, 1996, was $1,027,632 as compared to $763,248 as of December 31, 1995. The Company's operating activities used $592,417 of cash in 1996 as compared to 1995, when the Company's operating activities provided $265,021 of cash. The principal reason for the significant change in cash from operating activities was the cash required to finance the working capital needs of FPG Direct during its roll out period.

         In order to provide for the working capital needs of FPG Direct and provide liquidity for its ongoing growth, the Company entered into a short-term line of credit agreement with its bank, providing for financing up to $1,000,000 through June 30, 1997. As of December 31, 1996, the Company had borrowed $600,000 from the bank under the line of credit. With the expected growth of FPG Direct during 1997, the Company anticipates that it will continue to need line of credit financing. The Company intends to enter into negotiations with its bank to renew and/or expand its line of credit before its expiration date of June 30, 1997.

         The Company is relocating its Corporate offices in 1997 to a 12,000 square foot facility in Plainview, New York. The new facility will provide room for anticipated future growth. In connection with the relocation, the Company will incur significant expenditures, representing moving costs, new furniture and equipment, and leasehold improvements. The Company intends to finance a significant portion of such costs with a term loan from its bank, and the Company is finalizing the financing arrangements with its bank.

         The Company believes that its present cash position, combined with its line of credit will enable the Company to continue to support its operations for the short and longer term.

Item 7.           FINANCIAL STATEMENTS

The Company's financial statements and schedules appear at the end of this Report after Item 13.



         THE REMAINING PORTION OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

                                   PART III


Item 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following schedule sets forth the name and age of each director and executive officer of the Company and the title of all positions and offices with the Company presently held by him or her.

Name                                        Age                        Position
Michael Karpoff                             53                         Co-Chairman of the Board of Directors,
                                                                       Co-Chief Executive Officer, and President

Barry Siegel                                45                         Co-Chairman of the Board of Directors, Co-
                                                                       Chief Executive Officer,
                                                                       Secretary, and Treasurer

Lisa Siegel                                 36                         Vice President of Operations

Leonard Giarraputo                          52                         Director


         The directors of the Company are elected by the Company's shareholders or by the other members of the Board of Directors, and the Company's officers are elected annually by the Board of Directors. Each officer devotes his full business time to the Company.

         Michael Karpoff has been President of the Company since June, 1986. Mr. Karpoff became a director of the Company at its inception and became Co-Chairman of the Company's Board of Directors and Co-Chief Executive Officer in October, 1987. Mr. Karpoff was President of National Fleet Service, Inc. from August, 1984 until January, 1991. On October 22, 1992, Mr. Karpoff was again elected President of National Fleet Service, Inc. and has continued to hold this position through the present date.

         Barry Siegel became a director of the Corporation at its inception and became Co-Chairman of the Board of Directors and Co-Chief Executive Officer in October, 1987. Mr. Siegel was the Executive Vice-President of the Company from June, 1986 until October, 1987. He became the Company's Treasurer in June, 1986, and its Secretary in November, 1987. He was the Executive Vice-President of National Fleet Service, Inc. from February 1984 until October, 1987, and he has been the Treasurer of National Fleet Service, Inc., since February, 1984 and the Secretary of National Fleet Service, Inc., since January, 1991. He is married to Lisa Siegel.

         Lisa Siegel was elected Vice President of Operations of the Company and its wholly owned subsidiary, National Fleet Service, Inc. in February, 1994. Previously, she held the position of Manager of Subrogation Services. She has held various management positions in the Company since its inception. She is married to Barry Siegel.

         Leonard Giarraputo was elected a director of the Company in September, 1988. He has also been a director of National Fleet Service, Inc. since February, 1984. From March, 1972 through May 1996, he was Senior Vice President of Block Trading with Paine Webber Incorporated. Since May 1996, he has been a Managing Director of Worldco, LLC., a member of NASD.

         There are no arrangements or understandings between any of the Company's directors or officers, or anyone else, pursuant to which directors or officers were, or are, to be selected for a particular office or position.

         All Reporting Persons as defined under the Securities Exchange Act of 1934 (the "Act") have filed all required forms under Section 16(a) of the Act.

Item 10.          EXECUTIVE COMPENSATION

(b) Summary Compensation Table


                          SUMMARY COMPENSATION TABLE

                             Annual Compensation

(a)                         (b)               (c)                 (d)

Name
and
Principal
Position                   Year             Salary($)           Bonus($)

Michael Karpoff            1996             $175,000            $0 (1)
Co-Chairman                1995             $125,000            $11,771 (2)
of the Board               1994             $122,319            $6,229 (3)
of Directors,
Co-Chief Executive
Officer and President

Barry Siegel               1996             $175,000            $0

Co-Chairman                1995             $125,000            $11,771 (2)
of the Board               1994             $122,319            $6,229 (3)
of Directors, Co-
Chief Executive
Officer, Treasurer
and Secretary
----------------------

(1) Incentive compensation for the year ended December 31, 1996 was waived by both executives.
(2) Incentive compensation for the year ended December 31, 1995 was paid in 1996.
(3) Incentive compensation for the year ended December 31, 1994 was paid in 1995.




       THE REMAINING PORTION OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

(a)                        (b)                       (c)                        (d)                       (e)
                                                                                Number of
                                                                                Securities                Value of
                                                                                Underlying                Unexercised
                                                                                Unexercised               In-the-Money
                                                                                Options/SARs at           Options/SARs at
                                                                                FY-End (#)                FY-End ($)

                        Shares Acquired                                         Exercisable/              Exercisable/
Name                    on Exercise (#) Value Realized ($)                      Unexercisable             Unexercisable
-----------------------------------------------------------------------------------------------------------------------------
Michael Karpoff            None                      None                       308,333/291,667           $459,541/$255,459

Barry Siegel               None                      None                       308,333/291,667           $459,541/$255,459

(f) Compensation of Directors

         No compensation is paid to the directors in consideration of the director's service on the board. However, the 1995 Stock Incentive Plan provides that non-employee directors of the Company shall be granted nonstatutory stock options for 15,000 shares of the Company's common stock on the day after the first day of the Company's fiscal year. In March 1997, this provision was amended by the Board of Directors whereby the non-employee director shall receive an option grant of 15,000 shares on the date of election to the Board and upon every successive anniversary date of his or her initial election.

(g) Employment contracts and termination of employment and change in control arrangements.

         The Company has employment agreements with its two principal officers, Barry Siegel and Michael Karpoff. The Company entered into employment agreements that expire on December 31, 1998. The agreements provide for minimum annual salaries each of $175,000 effective January 1, 1996; $192,500 effective January 1, 1997; and $211,750 effective January 1, 1998. Each contract provides for options to purchase 300,000 shares of the Company's common stock under the 1995 Incentive Stock Option Plan. Additionally, the agreements also provide for additional incentive compensation based on a stated percentage of earnings as defined in the agreements. Incentive compensation for the year ended December 31, 1995 totaled $23,542. Both executives waived their incentive compensation for 1996.

         These employment agreements also contain a change in control provision whereby the executive, following a change of control as defined in the agreement, would receive: (a) a severance payment of 300 percent of the average annual salary for the past five years, less $100; (b) the cash value of the outstanding, but unexercised stock options, and (c) other perquisites, should the executive be terminated for various reasons as defined in the agreement. The agreements provide that in no event, shall the severance payment exceed the amount deductible by the Company under the provisions of the Internal Revenue Code.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information is as of March 31, 1997.

         (a)  Security ownership of certain beneficial owners.

         (1)                        (2)                                (3)                                (4)
                           Name and                           Amount and
Title                      Address of                         Nature of                          Percent of
of Class                   Beneficial Owner                   Beneficial Owner                   Common Stock(1)
-------------------------------------------------------------------------------------------------------------------
Common                     Kirlin Holding Corp.               1,140,000 (2)                               14.55
                           6901 Jericho Turnpike
                           Syosset, NY. 11791

Common                     Kirlin Securities, Inc.            1,140,000 (2)                               14.55
                           6901 Jericho Turnpike
                           Syosset, NY. 11791

Common                     Frances Giarraputo                 1,020,999 (3)                               13.03%
                           6 Fox Hunt Court
                           Huntington, NY 11743

---------------------------------------

         (1) The percentages set forth in this Annual Report on Form 10-KSB have been calculated in accordance with Instruction 3 to Item 403 of Regulation S-B.

         (2) Includes 800,000 shares owned directly by Kirlin Holding Corp. and warrants to purchase 40,000 and 300,000 shares of the Company's common stock that are exercisable in full, held by Kirlin Securities, Inc.

         (3) Includes 749,000 owned directly by Frances Giarraputo, 56,999 shares owned directly or as custodian for others by Leonard Giarraputo, and 215,000 shares representing options that are exercisable within sixty days by Leonard Giarraputo to purchase the common stock of the Company. Leonard and Frances Giarraputo are husband and wife. Each disclaims beneficial ownership of shares held by the other.

         (b)  Security ownership of management.



         (1)               (2)                                (3)                                (4)
                  Name and                           Amount and
Title             Address of                         Nature of                          Percent of
Class             Beneficial Owner                   Beneficial Owner                   Common Stock(1)
------------------------------------------------------------------------------------------------------------------
Common            Michael Karpoff                    1,110,666 (3)                               14.18%
                  32 Gramercy Park South
                  New York, NY 10010

Common            Barry Siegel                       1,194,651(4)                                15.25%

                  8 Indian Well Court
                  Huntington, NY 11743

Common            Leonard Giarraputo                 1,020,999 (2)                               13.03%
                  6 Fox Hunt Court
                  Huntington, NY 11743

Common            Lisa Siegel                        1,194,651(4)                                15.25%
                  8 Indian Well Court
                  Huntington, NY 11743

Common            Directors and officers
                  as a group (4 persons)             3,326,316                                   42.47%


(1) The percentages set forth in this Annual Report on Form 10-KSB have been calculated in accordance with Instruction 3 to Item 403 of Regulation S-B.

(2) Includes 749,000 owned directly by Frances Giarraputo, 56,999 shares owned directly or as custodian for others by Leonard Giarraputo, and 215,000 shares representing options that are exercisable within sixty days by Leonard Giarraputo to purchase the common stock of the Company. Leonard and Frances Giarraputo are husband and wife. Each disclaims beneficial ownership of shares held by the other.

(3) Owned jointly with another. Includes 308,333 shares representing options that are exercisable within sixty days by Michael Karpoff to purchase the common stock of the Company.

(4) Includes options exercisable by Barry Siegel within sixty days to purchase 308,333 shares, 3,334 shares held by Barry Siegel as custodian for two nephews, 67 shares held directly by Barry Siegel's wife, Lisa Siegel, and 81,250 shares representing options held by her that are exercisable within sixty days. Both Barry and Lisa Siegel disclaim beneficial ownership of shares held by the other.

         (c)  Changes in control.  None.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into an Investment Banking Agreement with Kirlin Securities, Inc. ("Kirlin") (the "Investment Banking Agreement") on August 1, 1995. For a term of eighteen months, Kirlin will provide financial consulting and investment banking services to the Company. It is anticipated that Kirlin will assist the Company in exploring the possibility of raising additional capital through the issuance of additional shares of its common stock. In consideration, Kirlin has been granted a warrant to purchase 750,000 shares of the Company's Common Stock which is exercisable at various prices.

On December 18, 1995, the Company sold through a private placement, 1 million shares of common stock generating net proceeds of $435,000. Kirlin Holding Corp. parent of its wholly owned subsidiary Kirlin Securities, and the principal shareholders of Kirlin Holding Corp., were the sole purchasers of the 1 million shares of this private placement. Kirlin earned a placement agent fee from this private placement, under the Investment Banking Agreement, of $50,000, non-accountable expenses of $15,000, and a warrant to purchase 100,000 shares of the Company's common stock.

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1991.

3.2 Amendment to the Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1996.

3.3. By-laws of the Company, incorporated by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1991.

10.1 Sample employment agreement executed between the Barry Siegel and Michael Karpoff dated January 18, 1996 incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

10.2 Sample subscription agreement executed by subscribers to the Company's private placement dated December 18, 1995 incorporated by reference to
         Exhibit 10.2 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

10.3 Sample warrant granted to transferees of Kirlin Securities, Inc., placement agent to the private placement, dated December 18, 1995 incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

10.4 Amendment of Lease dated June, 1995, between the Company, American Auto Trading and LBA Properties, Inc., of original lease dated September 12, 1990 for the Company's headquarters incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-QSB for the period ended March 31, 1996.

10.5     The Company's 1995 Incentive Stock Plan incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.6 Employment Agreement between the Company and Paul Zucker dated September 3, 1996 incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB for the period ended September
         30, 1996.

10.7 Employment Agreement between the Company and Steven Zucker dated September 3, 1996 incorporated by reference to Exhibit 10.3 of the Company's Form 10-QSB for the period ended September
         30, 1996.

10.8 Employment Agreement between the Company and Donald Shanley dated September 3, 1996 incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.9 Employment Agreement between the Company and Barry J. Siegel dated September 3, 1996 incorporated by reference to Exhibit 10.5 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.9 Employment Agreement between the Company and Barry J. Siegel dated September 3, 1996 incorporated by reference to Exhibit 10.5 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.10 Employment Agreement between the Company and Douglas Konetzni dated December 16, 1996 filed herein.

10.11 General Loan and Collateral Agreement dated July 29, 1996 between the Company and Chase Manhattan Bank filed herein.

10.12 Security Agreement dated July 29, 1996 between the Company and Chase Manhattan Bank filed herein.

13.1 Form 10-QSB for the quarter ending March 31,1996 incorporated by reference dated and previously filed.

13.2 Form 10-QSB for the quarter ending June 30, 1996 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 1996 incorporated by reference and previously filed with the Commission.

21 Subsidiaries of the Company, incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(b)      Reports on Form 8-K

                  None

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                    CONSOLIDATED FINANCIAL STATEMENTS AND
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

              Report of Independent Certified Public Accountants


Board of Directors
First Priority Group, Inc.
Hicksville, New York

We have audited the accompanying consolidated balance sheets of First Priority Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Priority Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

March 20, 1997
Nussbaum, Yates & Wolpow, P.C.
Melville, New York

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995


                                    ASSETS

                                   (Note 4)


                                                                                 1996            1995
                                                                           --------------------------
Current assets:

  Cash and cash equivalents                                                  $   683,503    $    779,074
  Accounts receivable, less allowance for  doubtful
    accounts of $11,500 in 1996 and 1995 (Note 2)                              2,016,635       1,069,786
  Inventories                                                                    318,398        -
  Prepaid expenses and other current assets                                      321,898          10,940
                                                                            ------------   -------------

            Total current assets                                               3,340,434       1,859,800

Property and equipment, net (Note 3)                                             141,824         116,039

Security deposits  and other                                                      47,313          10,575
                                                                           -------------   -------------

            Total assets                                                      $3,529,571      $1,986,414
                                                                              ==========      ==========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Line of credit financing (Note 4)                                          $   600,000        -
  Equipment note (Note 4)                                                        -          $     37,264

  Accounts payable                                                             1,403,143         720,375
  Accrued expenses, taxes and other current liabilities                          309,659         338,913
                                                                            ------------    ------------

            Total current liabilities                                          2,312,802       1,096,552
                                                                             -----------     -----------

Commitments and contingency (Notes 7 and 8)


Shareholders' equity (Notes 5, 6 and 10):
  Common stock, $.015 par value, authorized 20,000,000

    shares; issued 6,150,550 shares in 1996 and 1995                              92,258          92,258
  Preferred stock, $.01 par value, authorized 1,000,000
    shares; none issued or outstanding                                           -              -
  Additional paid-in capital                                                   1,942,643       1,929,310

  Deficit                                                                  (     728,132)    ( 1,041,706)
                                                                            ------------      ----------

                                                                               1,306,769         979,862

  Less common stock held in treasury, at cost,

    266,667 shares                                                                90,000          90,000
                                                                           -------------   -------------

            Total shareholders' equity                                         1,216,769         889,862
                                                                             -----------    ------------

            Total liabilities and shareholders' equity                        $3,529,571      $1,986,414
                                                                              ==========      ==========

               See notes to consolidated financial statements.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                1996             1995
                                                                          --------------     -----------
Revenues:

  Revenue from services                                                      $13,338,678     $10,150,086
  Net sales                                                                      727,570          -
                                                                          --------------     -----------

           Total revenue                                                     14,066,248       10,150,086
                                                                          --------------     -----------
Costs and expenses applicable to sales and revenues:

  Cost of services                                                            11,010,836       8,332,487
  Cost of goods sold                                                             332,708           -
                                                                          --------------     -----------

           Total costs and expenses applicable to revenue                     11,343,544       8,332,487
                                                                          --------------     -----------

Excess of revenue over direct costs                                            2,722,704       1,817,599
                                                                          --------------     -----------

Operating expenses:

  Selling and direct marketing expenses                                          990,995         509,206
  General and administrative                                                   1,443,375       1,082,667
                                                                          --------------     -----------

           Total operating expenses                                            2,434,370       1,591,873
                                                                          --------------     -----------

Income from operations                                                           288,334         225,726
                                                                          --------------     -----------

Other income (expense):

  Interest and other income                                                       37,529           7,554

  Interest expense                                                        (        7,140)    (     1,407)
                                                                          --------------     -----------


           Total other income                                                     30,389           6,147
                                                                          -------------- ---------------

Income before income taxes                                                       318,723         231,873

Income taxes, all current (Note 9)                                                 5,149           1,539
                                                                          --------------     -----------

Net income                                                                  $    313,574    $    230,334
                                                                            ============    ============

Earnings  per common share                                                 $         .05    $        .04
                                                                            ============    ============

Weighted average number of common shares
  outstanding                                                                  5,883,883       4,922,239
                                                                            ============    ============

               See notes to consolidated financial statements.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                                                            Total
                                                                        Additional                                          Share-
                                                   Common Stock         Paid-in                        Treasury Stock       holders'
                                              Shares        Amount      Capital          Deficit      Shares     Amount     Equity
                                             ---------      -------    ----------      ----------    -------    --------    --------
Balance, January 1, 1995                     5,150,550       $77,258    $1,509,310    ($1,272,040)   266,667     $90,000    $224,528

Issuance of common stock (Note 10)           1,000,000        15,000       420,000           -          -            -       435,000

Net income                                        -             -             -           230,334       -            -       230,334
                                             ---------      -------    ----------      ----------    -------    --------    --------

Balance, December 31, 1995                   6,150,550        92,258     1,929,310   (  1,041,706)   266,667      90,000     889,862

Issuance of stock options for services            -             -           13,333           -          -           -         13,333

Net income                                        -             -             -           313,574       -            -       313,574
                                             ---------      -------    ----------      ----------    -------    --------    --------

Balance, December 31, 1996                   6,150,550       $92,258    $1,942,643   ($   728,132)   266,667     $90,000  $1,216,769
                                             =========       =======    ==========    ===========    =======     =======  ==========


               See notes to consolidated financial statements.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                   1996           1995
                                                                                 --------       --------
Cash flows from operating activities:

  Net income                                                                     $313,574       $230,334
                                                                                 --------       --------
  Adjustments to reconcile net income to net cash
    provided      by (used in) operating activities:

      Depreciation and amortization                                                42,105         32,940
      Changes in assets and liabilities:
        Accounts receivable                                                    (  946,849)    (  325,078)
        Inventories                                                            (  318,398)        -
        Prepaid expenses and other current assets                              (  299,625)         3,215
        Security deposit and other                                            (    36,738)        -
        Accounts payable                                                          682,768        285,759
        Accrued expenses, taxes and other current liabilities                 (    29,254)        37,851
                                                                               ----------     ----------

            Total adjustments                                                  (  905,991)        34,687
                                                                                ----------    ----------

            Net cash provided by (used in) operating activities                (  592,417)       265,021
                                                                                ----------     ---------

Cash flows used in investing activities,
  additions to property and equipment                                         (    65,890)   (    85,129)
                                                                               ----------     ----------

Cash flows provided by financing activities:

  Proceeds from borrowings under line of credit                                   600,000        -
  Proceeds from  equipment note                                                   -               41,600
  Principal payments on equipment note                                        (    37,264)  (      4,336)
  Proceeds from issuance of common stock                                          -              435,000
                                                                           --------------      ---------

            Net cash provided by financing activities                             562,736        472,264
                                                                                ---------      ---------

Net increase (decrease) in cash                                               (    95,571)       652,156

Cash and cash equivalents at beginning of year                                    779,074        126,918

                                                                                ---------      ---------

Cash and cash equivalents at end of year                                         $683,503       $779,074
                                                                                 ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes                                   $    5,350     $    5,346
                                                                               ==========     ==========
  Cash paid during the year for interest                                       $    1,453     $    1,407
                                                                               ==========     ==========


Supplemental disclosure of non-cash investing and financial activities: During
  1996, the Company granted 100,000 stock options valued at $13,333 for services.

               See notes to consolidated financial statements.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995


1.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of First Priority Group, Inc. and its subsidiaries, National Fleet Service, Inc., American Automotive Trading Corp., and First Priority Group Leasing, Inc. (collectively referred to as the "Company") all of which are wholly owned. All material intercompany balances and transactions have been eliminated.

     Inventories

     Inventories, consisting of finished goods purchased for resale, are stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment

     Property and equipment are stated at cost. The Company provides depreciation primarily by the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

     Cash

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Direct-Response Advertising

     The Company expenses the costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

     Direct-response advertising consists primarily of advertising inserts mailed to customers that include order coupons for the Company's products. The capitalized costs of the advertising are generally amortized over a three or four-month period following the mail distribution date.

     At December 31, 1996, $266,767 was reported as assets included under the caption prepaid expenses and other current assets. Advertising expense was $242,967 in 1996, including $13,385 for amounts written down to net realizable value.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995


1.   Summary of Significant Accounting Policies (Continued)

     Per Share Data

     Earnings per share data is based upon the weighted average number of common shares plus, in 1995, 820,500 common equivalent shares. Stock options and warrants were not dilutive in 1996.

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in accounting for income taxes and direct-response advertising costs.

     Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

     Fair Value of Financial Instruments

     The following describes methods and assumptions used to estimate the fair value of each class of significant financial instrument:

     o  Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of those instruments.

     o  Short-Term Borrowings

     The carrying amount of the Company's short-term borrowings approximates fair value.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995



2.   Description of Business, Revenue Recognition and Concentration of Credit
     Risk

     o  Automotive Management

     The Company is engaged in automotive management, including fleet management, for major corporate clients throughout the United States. The Company provides computerized compilation and analysis of vehicle usage and maintenance data and the repair and maintenance of vehicles through over 3,000 independently contracted repair facilities nationwide.

     The Company also has a service called the Direct Appraisal Repair Program. The program provides automotive collision repair and appraisal services to insurance companies throughout the United States. The Company receives commissions from participating body shop vendors for referring clients of the insurance companies to them.

     The Company recognizes revenue at the time of customer approval and completion of repair services. The Company warrants such services for varying periods ranging up to twelve months. Such warranty expense is borne by the repair facilities and has not been material to the Company.

     o  Direct-Response Marketing

     Effective September 1, 1996, the Company commenced marketing consumer goods through oil companies and retail department stores ("client") through direct mailing efforts throughout the United States, to customers who regularly use a credit card issued by the client companies.

     Revenues are recognized when merchandise is shipped. The Company generally accepts returns for up to one year either by contractual arrangements with the client company or as a client relations practice and, therefore, a provision for estimated future returns is recorded at the time of shipment. Accordingly, accounts receivable at December 31, 1996 have been reduced by approximately $168,000 to provide for such future returns. All credit risks associated with the credit card transaction are the client's responsibility.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995


2.   Business Segments (Continued)

     Segment Reporting for 1996


                                                           Automotive     Direct-Response
                                                           Management       Marketing            Total
                                                        -------------    -------------     -------------
           Net sales                                    $  13,338,678     $    727,570     $  14,066,248
                                                        =============     ============     =============

           Operating income (loss)                      $     339,235    ($     50,901)    $     288,334
                                                        =============     ============     =============

           Identifiable assets                          $   2,210,893     $  1,318,678     $   3,529,571
                                                        =============     ============     =============

           Capital expenditures                        $       61,555     $      4,335    $       65,890
                                                       ==============     ============    ==============

           Depreciation and amortization               $       40,672     $      1,433    $       42,105
                                                       ==============     ============    ==============


     During 1995, the Company's operations were limited to one business segment, automotive management.

3.   Property and Equipment

                                                                                  1996            1995
                                                                                ---------     ----------
         Machinery and equipment                                                 $206,907       $197,047
         Furniture and fixtures                                                   112,934         56,904
                                                                                ---------     ----------
                                                                                  319,841        253,951

         Less accumulated depreciation                                            178,017        137,912
                                                                                ---------      ---------
                                                                                 $141,824       $116,039
                                                                                =========      =========

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995


4.   Bank Debt

     Line of Credit Financing

     At December 31, 1996, the Company has a line of credit with its bank in the amount of $1,000,000, of which $600,000 was outstanding. The line is collateralized by substantially all assets of the Company, and the Company is required to maintain a compensating balance of $250,000 in a certificate of deposit. The line bears interest at prime plus 1/2% and expires June 30, 1997.

     Equipment Note

     In July 1995, the Company borrowed $41,600 under a term note from a bank used to purchase equipment which was pledged as collateral. The note was interest bearing at a rate of 1 1/2% above prime. On March 15, 1996, the balance of this note was paid off.

5.   Stock Options

     Stock Compensation Plan

     The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plans as required by APB Opinion No. 25. The Company has two fixed option plans, the 1995 Stock Incentive Plan, and the 1987 Incentive Stock Option Plan. Under the plans, in the aggregate, the Company may grant options to its employees, directors and consultants for up to 7,000,000 shares of common stock. Under both plans, incentive stock options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock ("an Affiliate"), 110% of the market price on the date of grant. The maximum term of an option is ten years, except, in regard to incentive stock options granted to an Affiliate, in which case the maximum term is five years.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995


5.   Stock Options (Continued)

     Stock Compensation Plan (Continued)

     For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1996 and 1995, respectively: annual dividends of $0.00 for both years, expected volatility of 118% for both years, risk-free interest rate of 6.68% and 5.88%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 1996 and 1995 was $.63 and $.23, respectively.

     Under the above model, the total value of stock options granted in 1996 and 1995 (including in 1995, non-incentive stock options described below) was $78,908 and $243,608, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from twenty-eight months to five years (not including performance-based stock options granted in 1996, see below). Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net income would have been $231,041 in 1996 and $209,338 in 1995, the Company's pro forma earnings per share would have been $.04 in 1996 and $.04 in 1995. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Performance-Based Stock Options

     Under its 1995 Stock Incentive Plan, during 1996, the Company granted 1,975,000 options to certain key executives hired in 1996 whose vesting, is entirely contingent upon the future profits (as defined) for the division or subsidiary under the management of the related key executive. Generally, for each $10,000 of future profits of the related division or subsidiary, the key executive becomes vested and may exercise options equal to defined amounts of shares, ranging from 500 shares to 1,500 shares based upon the aggregate amount of future profit attained.

     The Company believes that it is not possible to estimate any profits for the related divisions and subsidiaries, all of which have incurred losses through December 31, 1996, and therefore, cannot estimate as of December 31, 1996 the outcome of the performance condition. Accordingly, the pro forma amounts of net income and earnings per share described above do not include any pro forma compensation expense related to the performance-based stock options granted in 1996.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995



5.   Stock Options (Continued)

     Performance-Based Stock Options (Continued)

     For disclosure purposes, the fair value of each performance-based stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumption used for stock options granted in 1996: annual dividends of $0.00, expected volatility of 118%, risk-free interest rate of 6.42% and expected life of five years for all grants. The weighted-average fair value of the performance-based stock options granted in 1996 was $.90.

     Non-Incentive Stock Option Agreements

     The Company has non-incentive stock option agreements with three of its directors and/or officers.

     Summary

     Stock options transactions (other than performance-based stock options) are summarized as follows:

                                                                                             Weighted-
                                                             Number           Exercise        Average
                                                               of               Price        Exercise
                                                             Shares             Range          Price
                                                         -------------       -----------     --------
      Options outstanding, January 1, 1995                     783,333        $.06 - .25        $0.07

      Options granted                                        1,050,000        .12 - 1.50         .79

      Options expired                                    (      33,333)           .25            .25
                                                          ------------

      Options outstanding, December 31, 1995                 1,800,000        .06 - 1.50         .49

      Options granted                                        2,215,000        .70 - 2.00        1.03


      Options expired                                     (    100,000)           .07            .07
                                                           -----------

      Options outstanding, December 31, 1996                 3,915,000        .06 - 2.00         .81
                                                             =========

      Options exercisable, December 31, 1995                   675,000         .06 - .22         .08
                                                             =========

      Options exercisable, December 31, 1996                 1,099,167        .06 - 1.50         .34
                                                             =========

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995



5.   Stock Options (Continued)

     Summary (Continued)

     The following table summarizes information about the options outstanding at December 31, 1996 other than performance-based stock options:

                                          Options Outstanding                    Options Exercisable
                            ------------------------------------------      ----------------------------
                                              Weighted-
                                              Average        Weighted-                       Weighted-
      Range of                                Remaining       Average                          Average
      Exercise                Number         Contractual     Exercise         Number          Exercise
       Prices              Outstanding      Life (Years)      Price        Outstanding         Price
     ----------            -----------      ------------   -----------     -----------        --------
     $.06 - .22               1,100,000         2.47          $  .11          779,167           $  .10
     .70 - 1.00               1,905,000         4.52             .77          310,000              .90
     1.25 - 2.00                910,000         4.43            1.72           10,000             1.50

6.   Stock Warrants

     In connection with the 1995 issuance of 1,000,000 shares of its common stock (Note 10), the Company issued warrants to purchase 850,000 shares of the Company's common stock. The warrants are all presently exercisable at prices ranging from $.125 to $.50 per share. The weighted-average grant date fair value of such warrants issued in 1995 was $.29.

     During the fiscal year ended December 31, 1996 and 1995, none of these warrants were exercised. All warrants expire in 2000.

     In lieu of the payment of the exercise price in cash, the holders have the right (but not the obligation) to convert the warrants, in whole or in part, into common stock as follows; upon exercise of the conversion rights of the warrant, the Company shall deliver to the holder that number of shares of common stock equal to the quotient obtained by dividing the remainder derived from subtracting (a) the exercise price multiplied by the number of shares of common stock being converted from (b) the market price of the common stock multiplied by the number of shares of common stock being converted, by the market price of the stock.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995


7.   Employee Benefit Plan

     During 1995, the Company instituted a new 401(k) profit sharing plan. This plan is for the benefit of all eligible employees as defined in the plan documents.

     The plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may, at its discretion, match within prescribed limits, the contributions of the employees. Employer contributions to the plan amounted to $4,918 and $4,513 in 1996 and 1995.

     The 401(k) profit sharing plan which was previously in effect, was frozen during 1995. No contributions were made in 1996 and 1995.


8.   Commitments and Contingency

     Leases

     The Company is obligated through March 2002 under a noncancelable operating lease for a new facility which the Company anticipates to occupy in April 1997. The new lease requires minimum annual rentals and certain other expenses including real estate taxes. Rent expense including real estate taxes for the years ended December 31, 1996 and 1995 aggregated approximately $80,000.

     As of December 31, 1996, the Company's approximate future minimum rental commitments are as follows:


           1997                                          $124,000
           1998                                           170,000
           1999                                           177,000
           2000                                           184,000
           2001                                           192,000
           Thereafter                                      48,000

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995



8.   Commitments and Contingency (Continued)

     Employment Contracts

     The Company has employment contracts with its two principal officers expiring on December 31, 1998. The agreements provide for minimum annual salaries each of $175,000 effective January 1, 1996; $192,500 effective January 1, 1997; and $211,750 effective January 1, 1998. The agreements also provide for additional incentive compensation based on a stated percentage of earnings, as defined in the agreements. Incentive compensation for the year ended December 31, 1995 totaled $23,542. Incentive compensation for the year ended December 31, 1996 was waived by the two principal officers of the Company.

     Each employment contract provides that, in the event of termination of the employment of the officer within three years after a change in control of the Company, then the Company would be liable to pay a lump sum severance payment of three years' salary (average of last five years), less $100, in addition to the cash value of any outstanding, but unexercised stock options. In no event would the maximum amount payable exceed the amount deductible by the Company under the provisions of the Internal Revenue Code.

     During 1996, the Company entered into employment contracts, with five newly hired executives, which expire on December 31, 1998. The contracts, in the aggregate, provide for annual base compensation of approximately $457,000 in 1997 and $480,000 in 1998. The contracts also provide for additional incentive compensation (as defined in each contract) based upon the profits, if any, derived from the subsidiaries or divisions under the management of the aforementioned key executives.

9.   Income Taxes

     The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes.

     At December 31, 1996, the Company has an operating loss carryforward of approximately $300,000 which is available to offset future taxable income. A valuation allowance has been recognized to offset the full amount of the related deferred tax asset of approximately $130,000 at December 31, 1996, and $250,000 at December 31, 1995 due to the uncertainty of realizing the benefit of the loss carryforwards.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1996 AND 1995



9.   Income Taxes (Continued)

     At December 31, 1996, the Company's net operating loss carryforwards are scheduled to expire as follows:

           Year ended December 31,
           -----------------------

                    2002                                    $192,000
                    2003                                      24,000
                    2005                                      50,000
                    2008                                      34,000
                                                          ----------

                                                            $300,000
                                                          ==========


     The Company's effective income tax rate differs from the Federal statutory rate as follows:



                                                                         1996          1995
                                                                        -------      ---------
           Federal statutory rate                                        34.0%         34.0%

           Utilization of net operating loss carryforwards              (34.0)        (34.0)

           State income taxes                                             1.6            .7
                                                                        ------       ------

                                                                          1.6%           .7%
                                                                        ======       =======

10.  Common Shares

     On December 18, 1995, the Company issued 1,000,000 shares of its common stock to Kirlin Holding Corporation and several of its executive officers for $.50 per share and received net proceeds of $435,000 after underwriting commissions of $65,000 (see Note 6 for warrants issued).

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY GROUP, INC.

By:               /s/ Michael Karpoff
                  ---------------------------------
                  Michael Karpoff, Co-Chairman of
                  the Board of Directors and President

Date: April 8, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:               /s/ Michael Karpoff
                  ---------------------------------
                  Michael Karpoff, Co-Chairman of
                  the Board of Directors, Co-Chief Executive Officer, President and Director

Date: April 8, 1997

By:               /s/ Barry Siegel
                  ---------------------------------
                  Barry Siegel, Co-Chairman of
                  the Board of Directors, Co-Chief Executive Officer, Treasurer, Secretary and Director (Principal
                  Financial and Accounting Officer)

Date: April 8, 1997

By:               /s/ Leonard Giarraputo
                  ---------------------------------
                  Director

Date: April 8, 1997

                              INDEX OF EXHIBITS

3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1991.

3.2 Amendment to the Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1996.

3.3. By-laws of the Company, incorporated by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1991.

10.1 Sample employment agreement executed between the Barry Siegel and Michael Karpoff dated January 18, 1996 incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

10.2 Sample subscription agreement executed by subscribers to the Company's private placement dated December 18, 1995 incorporated by reference to
         Exhibit 10.2 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

10.3 Sample warrant granted to transferees of Kirlin Securities, Inc., placement agent to the private placement, dated December 18, 1995 incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

10.4 Amendment of Lease dated June, 1995, between the Company, American Auto Trading and LBA Properties, Inc., of original lease dated September 12, 1990 for the Company's headquarters incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-QSB for the period ended March 31, 1996.

10.5     The Company's 1995 Incentive Stock Plan incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.6 Employment Agreement between the Company and Paul Zucker dated September 3, 1996 incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB for the period ended September 30, 1996..

10.7 Employment Agreement between the Company and Steven Zucker dated September 3, 1996 incorporated by reference to Exhibit 10.3 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.8 Employment Agreement between the Company and Donald Shanley dated September 3, 1996 incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.9 Employment Agreement between the Company and Barry J. Spiegel dated September 3, 1996 incorporated by reference to Exhibit 10.5 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.9 Employment Agreement between the Company and Barry J. Spiegel dated September 3, 1996 incorporated by reference to Exhibit 10.5 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.10 Employment Agreement between the Company and Douglas Konetzni dated December 16, 1996 filed herein.

10.11 General Loan and Collateral Agreement dated July 29, 1996 between the Company and Chase Manhattan Bank filed herein.

10.12 Security Agreement dated July 29, 1996 between the Company and Chase Manhattan Bank filed herein.

13.1 Form 10-QSB for the quarter ending March 31,1996 incorporated by reference dated and previously filed.

13.2 Form 10-QSB for the quarter ending June 30, 1996 incorporated by reference and previously filed with the Commission..

13.3 Form 10-QSB for the quarter ending September 30, 1996 incorporated by reference and previously filed with the Commission..

21 Subsidiaries of the Company, incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.