Form 10QSB
period 1997-03-31
FIRST PRIORITY GROUP INC
filed 1997-05-15
CIK 778164

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                         Commission file number 0-21467

                            FIRST PRIORITY GROUP, INC
        (Exact name of small business issuer as specified in its charter)

            New York                                             11-2750412
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                              51 East Bethpage Road
                            Plainview, New York 11803
                    (Address of principal executive offices)

                                 (516) 694-1010
                           (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 1997: 6,150,550 shares of common stock

        Transitional Small Business Format (check one)

                Yes [  ]          No [X]

                          Part I Financial Information


Item 1.         Financial Statements











          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997
                                   (UNAUDITED)


                                     ASSETS
Current Assets:
         Cash and cash equivalents                                  $   520,493
         Accounts receivable, less allowance for
           doubtful accounts of $11,500                               2,169,606
         Inventories                                                    586,261
         Prepaid expenses and other current assets                      345,293
                                                                    -----------
                  Total current assets                                3,621,653

Property and equipment, net                                             363,218
Security deposits and other                                              31,396
                                                                    -----------
                  Total assets                                      $ 4,016,267
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Line of credit financing                                       600,000
         Accounts payable and accrued expenses                        2,552,556
                                                                    -----------
                  Total current liabilities                           3,152,556
                                                                    -----------

Shareholders' equity:
         Common stock, $.015 par value, authorized
           20,000,000 shares; issued 6,150,550 shares                    92,258
         Additional paid-in capital                                   1,942,643
         Deficit                                                     (1,081,190)
                                                                    -----------
                                                                        953,711
         Less common stock held in treasury, at
           cost, 266,667 shares                                         (90,000)
                                                                    -----------
                  Total shareholders' equity                            863,711
                                                                    -----------
                  Total liabilities and shareholders' equity        $ 4,016,267
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED
                                                                    March 31,     March 31,
                                                                      1997          1996
                                                                  -----------    -----------
                                                                  (Unaudited)    (Unaudited)
Revenue:
        Revenue from services                                     $ 3,679,290    $ 3,180,779
        Net sales                                                     814,542           --
                                                                  -----------    -----------
                 Total Revenue                                      4,493,832      3,180,779
                                                                  -----------    -----------
Costs and expenses applicable to sales and revenues:
        Cost of services                                            3,078,238      2,589,172
        Cost of goods sold                                            377,546           --
                                                                  -----------    -----------
                 Total costs and expenses applicable to revenue     3,455,784      2,589,172
                                                                  -----------    -----------
Excess of revenue over direct costs                                 1,038,048        591,607
                                                                  -----------    -----------
Operating expenses:
        Selling and direct marketing expenses                         685,431           --
        General and administrative                                    697,432        484,205
                                                                  -----------    -----------
                 Total operating expenses                           1,382,863        484,205
                                                                  -----------    -----------
Income (loss) from operations                                        (344,815)       107,402
                                                                  -----------    -----------
Other income (expense):
Interest and other income                                               4,955          6,538
Interest expense                                                      (13,198)          --
                                                                  -----------    -----------
                 Total other income (expense)                          (8,243)         6,538
                                                                  -----------    -----------
Income (loss) before income taxes                                    (353,058)       113,940
Provision for income taxes                                               --            1,000
                                                                  -----------    -----------
Net income (loss)                                                 ($  353,058)   $   112,940
                                                                  ===========    ===========
Earnings (loss) per common share                                  ($     0.06)   $      0.01
                                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    THREE MONTHS ENDED
                                                                   March 31,    March 31,
                                                                     1997        1996
                                                                  ---------    ---------
Cash flows from operating activities:
      Net income (loss)                                           ($353,058)   $ 112,940
                                                                  ---------    ---------
      Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
           Depreciation and amortization                             13,975        8,887
           Changes in assets and liabilites:
                Accounts receivable                                (152,971)     (83,150)
                Inventories                                        (267,863)
                Prepaid expenses and other current assets           (23,395)      (3,522)
                Security deposit and other                           15,917
                Accounts payable and accrued
                  expenses                                          839,754       15,983
                                                                  ---------    ---------

                Total adjustments                                   425,417      (61,802)
                                                                  ---------    ---------

      Net cash provided by operating
           activities                                                72,359       51,138
                                                                  ---------    ---------

Cash flows from investing activities,
      additions to property and equipment                          (235,369)     (21,181)
                                                                  ---------    ---------

Cash flows used in financing activities,
      repayment of notes payable                                       --        (37,264)
                                                                  ---------    ---------

Net decrease in cash and cash equivalents                          (163,010)      (7,307)
Cash and cash equivalents at beginning of period                    683,503      779,074
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $ 520,493    $ 771,767
                                                                  =========    =========


   The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  UNAUDITED FINANCIAL STATEMENTS

     The information contained in the condensed consolidated financial statements for the period ended March 31, 1997 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

     The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.  RESULTS OF OPERATIONS

     The unaudited results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

4.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     The computation of earnings (loss) per common and common equivalent share is based upon the weighted average number of outstanding common shares during the period plus, when applicable, the dilutive effect of stock options and warrants.

     The number of common and common equivalent shares utilized in the per share computations were 5,883,883 and 7,775,377 in the three months ended March 31, 1997 and March 31, 1996, respectively.












         THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

     The Company, prior to September, 1996, conducted business in only one segment, automotive fleet management and related operations ("Automotive Management".) In September of 1996, the Company commenced a new line of business, under the name FPG Direct. FPG Direct markets consumer goods to the credit card base of customers of oil companies and retail department stores through direct mailing efforts throughout the United States.

Automotive Management

     For the three months ended March 31, 1997, revenues from services of the automotive management operations were $3,679,290, as compared to $3,180,779 for the three months ended March 31, 1996, representing an increase of $498,511, or 15.7%. The increased revenues reflect the Company's continued success in increasing the amount of business it is conducting with continuing customers, as well as new customers to its base of business. The direct cost of services related to such revenue (principally charges from automotive repair facilities) was $3,078,238 and $2,589,172 for the three month periods ended March 31, 1997 and 1996, respectively, resulting in an increase of $489,066 or 18.9%. The gross profit percentage was 16.3% for the three months ended March 31, 1997 as compared to 18.6% for the same period of 1996. The decreased gross profit percentage is mainly due to fee based programs offered to large companies at a reduced rate as an incentive to sign long term contracts. This business practice has reduced the Company's attrition rate.


FPG Direct

     For the three months ended March 31, 1997, FPG Direct had net sales of $814,542, and cost of goods sold of $377,546, resulting in a gross profit of $436,996, or 53.6%. FPG direct incurred selling, general, and administrative expenses of $765,533, and interest expense of $13,198, resulting in a net loss of $341,735. Sales related to the promotions completed and ongoing during this quarter did not meet expectations, resulting in losses for the division. This division has committed to several additional promotions which have mail dates from April 1997 through June 1997 . Given the unexpected results of operations for the initial seven month period, all additional commitments for mailings beginning July 1997 and later have been canceled pending management's review of the results of the current and upcoming promotions. The product mix has been altered in an attempt to increase sales and reduce returns. Pending the success of this strategy, the company is considering additional mail promotions.

Operating expenses and other

     Total operating expenses were $1,382,863 for the three months ended March 31, 1997, as compared to $484,205 for the three months ended March 31, 1996, representing an increase of $898,658, or 185.6%. Of this increase, $765,533 is directly related to the operating expenses of FPG Direct. The remaining increase in operating expenses of $133,125 or 27.5% is primarily attributable to increased payroll and related expenses specifically associated with hiring of senior executives to head the Affinity and DARP business groups as well as increases in other general and administrative expenses required to service the Company's growing automotive management operations.

Net earnings (loss)

     As a result of the foregoing, the net loss for the three months ended March 31, 1997 was $353,058 ($.06 per share) as compared to a net income of $112,940 ($.01 per share) for the comparable three months in 1996.

Liquidity and Capital Resources

     As of March 31, 1997, the Company had cash and cash equivalents of $520,493. Working capital of the Company as of March 31, 1997, was $469,097. The Company's operating activities generated $72,359 of cash in the first quarter of 1997.

     In order to provide for the working capital needs of FPG Direct and provide liquidity for its ongoing growth, the Company entered into a short-term line of credit agreement with its bank, providing for financing up to $1,000,000 through June 30, 1997. As of March 31, 1997 the Company had borrowed $600,000 from the bank under the line of credit. Subsequent to March 31, 1997, the Company has repaid $450,000 of the $600,000 borrowed.

     As a result of relocating the Corporate offices in April of 1997, to a 12,000 square foot facility in Plainview, New York, the company incurred significant expenditures representing moving costs, new furniture and equipment, and leasehold improvements. In April 1997 , the Company obtained a term loan of $150,000 from its bank to finance some of these costs.

     Additionally, in April 1997 , the Company raised $400,000 through the private placement issuance of 266,667 shares at $1.50 per share. Several of the Company's executives and employees accounted for a majority of the shares issued in the private placement.

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

                                   FIRST PRIORITY GROUP, INC.

Date: May 15, 1997                 By:  /s/ Michael Karpoff
                                        ----------------------------------
                                        Michael Karpoff
                                        Co-Chairman of the Board
                                        of Directors, President and
                                        Co-Chief Executive Officer



Date: May 15, 1997                 By:  /s/ Barry Siegel
                                        ---------------------------------
                                        Barry Siegel
                                        Co-Chairman of the Board
                                        of Directors, Co-Chief Executive Officer
                                        Treasurer,  Secretary and Principal
                                        Financial and Accounting Officer