Form 10QSB
period 1997-06-30
FIRST PRIORITY GROUP INC
filed 1997-08-19
CIK 778164

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 1997: 6,150,550 shares of common stock

     Transitional Small Business Format (check one)

                Yes[   ]          No[ X ]

                          Part I Financial Information

Item 1.         Financial Statements










          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1997
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
         Cash and cash equivalents                                   $   403,238
         Accounts receivable, less allowance for
           doubtful accounts of $39,500                                2,379,578
         Inventories                                                     222,392
         Prepaid expenses and other current assets                       240,008
                                                                     -----------
                  Total current assets                                 3,245,216

Property and equipment, net                                              427,704
Security deposits and other                                               27,738
                                                                     -----------
                  Total assets                                       $ 3,700,658
                                                                     ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long term debt                           $    50,004
         Accounts payable and accrued expenses                         2,704,148
                                                                     -----------
                  Total current liabilities                            2,754,152

Long term debt less current portion                                       91,662
                                                                     -----------
                  Total liabilities                                    2,845,814
                                                                     -----------
Shareholders' equity:
         Common stock, $.015 par value, authorized
           20,000,000 shares; issued 6,417,217 shares                     96,258
         Additional paid-in capital                                    2,338,643
          Deficit                                                     (1,490,057)
                                                                     -----------
                                                                         944,844

         Less common stock held in treasury, at
           cost, 266,667 shares                                          (90,000)
                                                                     -----------
                  Total shareholders' equity                             854,844
                                                                     -----------
                  Total liabilities and shareholders' equity         $ 3,700,658
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED
                                                              June 30,       June 30,
                                                                1997           1996
                                                             -----------    -----------
                                                             (Unaudited)    (Unaudited)

Revenue from operations                                      $ 3,197,844    $ 2,870,207
Costs of revenue (principally charges incurred
        at repair facilities for services)                     2,628,802      2,349,742
                                                             -----------    -----------
Gross profit                                                     569,042        520,465
Operating expenses:
        Selling, general and administrative                      663,699        462,406
                                                             -----------    -----------
Income (loss) from operations                                    (94,657)        58,059
                                                             -----------    -----------
Other income (expense):
        Interest and other income                                 15,983          9,247
        Interest expense                                          (1,730)          --
                                                             -----------    -----------
                 Total other income                               14,253          9,247
                                                             -----------    -----------
Income (loss) from continuing operations
        before income taxes                                      (80,404)        67,306
Provision for income taxes                                          --              500
                                                             -----------    -----------
Income (loss) from continuing operations                         (80,404)        66,806
Discontinued operations (Note 4):
        Loss from operations of discontinued division
                 (no income tax benefit)                        (328,463)          --
                                                             -----------    -----------
Net income (loss)                                            ($  408,867)   $    66,806
                                                             ===========    ===========

Earnings (loss) per common share (continuing operations)     ($     0.01)   $      0.01
Earnings (loss) per common share (discontinued operations)         (0.06)          --
                                                             -----------    -----------
Net earnings (loss) per common share                         ($     0.07)   $      0.01
                                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     SIX MONTHS ENDED
                                                                                 June 30,       June 30,
                                                                                   1997           1996
                                                                                -----------    -----------
                                                                                (Unaudited)    (Unaudited)
                                                                                -----------    -----------
Revenue from operations                                                         $ 6,877,134    $ 6,050,986
Costs of revenue (principally charges incurred
        at repair facilities for services)                                        5,707,040      4,938,914
                                                                                -----------    -----------
Gross profit                                                                      1,170,094      1,112,072
Operating expenses:
        Selling, general and administrative                                       1,281,029        946,611
                                                                                -----------    -----------
Income (loss) from operations                                                      (110,935)       165,461
                                                                                -----------    -----------
Other income (expense):
        Interest and other income                                                    20,938         15,785
        Interest expense                                                             (1,730)          --
                                                                                -----------    -----------
                 Total other income                                                  19,208         15,785
                                                                                -----------    -----------
Income (loss) from continuing operations
        before income taxes                                                         (91,727)       181,246
Provision for income taxes                                                             --            1,500
                                                                                -----------    -----------
Income (loss) from continuing operations                                            (91,727)       179,746
Discontinued operations (Note 4):
        Loss from operations of discontinued division
                 (no income tax benefit)                                           (670,198)          --
                                                                                -----------    -----------
Net income (loss)                                                               ($  761,925)   $   179,746
                                                                                ===========    ===========

Earnings (loss) per common share (continuing operations)                        ($     0.02)   $      0.02
Earnings (loss) per common share (discontinued operations)                            (0.11)          --
                                                                                -----------    -----------
Net earnings (loss) per common share                                            ($     0.13)   $      0.02
                                                                                ===========    ===========


   The accompanying notes are an integral part of these financial statements

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                              SIX MONTHS ENDED
                                                             June 30,    June 30,
                                                              1997         1996
                                                            ---------    ---------
Cash flows from operating activities:
      Net income (loss)                                     ($761,925)   $ 179,746
                                                            ---------    ---------
      Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
           Depreciation and amortization                       36,918       18,086
           Provision for bad debt                              28,000
           Changes in assets and liabilites:
                Accounts receivable                          (390,943)      82,597
                Inventories                                    96,006
                Prepaid expenses and other current assets      81,890       (6,002)
                Security deposit and other                     19,575         (175)
                Accounts payable and accrued
                       expenses                               991,346     (169,460)
                                                            ---------    ---------

                Total adjustments                             862,792      (74,954)
                                                            ---------    ---------

      Net cash provided by operating
           activities                                         100,867      104,792
                                                            ---------    ---------

Cash flows from investing activities,
      additions to property and equipment                    (322,798)     (32,555)
                                                            ---------    ---------


Cash flows provided by (used in) financing activities:
      Repayment under line of credit financing               (600,000)
      Proceeds from bank loan                                 150,000
      Principal payments on bank loan                          (8,334)     (37,264)
      Proceeds from issuance of common stock                  400,000
                                                            ---------    ---------
      Net cash used in financing activities                   (58,334)     (37,264)
                                                            ---------    ---------

Net decrease in cash and cash equivalents                    (280,265)      34,973
Cash and cash equivalents at beginning of period              683,503      779,074
                                                            ---------    ---------
Cash and cash equivalents at end of period                  $ 403,238    $ 814,047
                                                            =========    =========


   The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.  UNAUDITED FINANCIAL STATEMENTS

     The information contained in the condensed consolidated financial statements for the period ended June 30, 1997 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

     Effective September 1, 1996, the Company commenced marketing consumer goods through oil companies and retail department stores ("Client") through direct mailing efforts throughout the United States, to customers who regularly use a credit card issued by the Client companies. (See Note 4, regarding the discontinuance of this operation).

     The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.  RESULTS OF OPERATIONS

     The unaudited results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

4.  DISCONTINUED OPERATIONS

     During the second quarter of 1997, the Company decided to discontinue its FPG Direct division. As the programs end, the Company intends to fill all orders, pay all vendors and collect receivables over a period of time. The results of operations for this division are reported separately in the statements of operations.

5  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     The computation of earnings (loss) per common and common equivalent share is based upon the weighted average number of outstanding common shares during the period plus, when applicable, the dilutive effect of stock options and warrants.

     The number of common and common equivalent shares utilized in the per share computations were 6,018,681 and 7,747,504 for the three months ended June 30, 1997 and 1996, respectively and 5,951,655 and 7,747,504 for the six months ended June 30, 1997 and 1996, respectively.





THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Results of Operations

     The Company, prior to September, 1996, conducted business in only one segment, automotive fleet management and related operations ("Automotive Management".) In September of 1996, the Company commenced a new line of business, under the name FPG Direct. FPG Direct markets consumer goods to the credit card base of customers of oil companies and retail department stores through direct mailing efforts throughout the United States. See discussion below regarding the discontinuance of the operations of FPG Direct.

Automotive Management

     For the three months ended June 30, 1997, revenues from services of the automotive management operations were $3,197,844, as compared to $2,870,207 for the three months ended June 30, 1996, representing an increase of $327,637, or

11.4%. For the six months ended June 30, 1997 revenues from services were $6,877,134 as compared to $6,050,986 for the six months ended June 30, 1996, representing an increase of $826,148, or 13.6%. The increased revenues reflect the Company's continued success in increasing the amount of business it is conducting with continuing customers, as well adding new customers to its base of business. The direct cost of services related to such revenue (principally charges from automotive repair facilities) was $2,628,802 and $2,349,742 for the three month periods ended June 30, 1997 and 1996, respectively, resulting in an increase of $279,060 or 11.9%. The direct cost of services related to such revenue was $5,707,040 and $4,938,914 for the six months ended June 30, 1997 and 1996, respectively, resulting in an increase of $768,126 or 15.6%. The gross profit percentage was 17.7% and 17.0% for the three and six months ended June 30, 1997, respectively, as compared to 18.1% and 18.4% for the same periods of 1996. The decreased gross profit percentage is mainly due to fee based programs offered to large companies at a reduced rate as an incentive to sign long term contracts. This business practice has reduced the Company's attrition rate.

Operating expenses and other (Continuing operations)

     Total operating expenses were $663,699 for the three months ended June 30, 1997, as compared to $462,406 for the three months ended June 30, 1996, representing an increase of $201,293, or 43.5%. For the six months ended June 30, 1997, total operating expenses were $1,281,029, an increase of $334,418 or 35.3% from total operating expenses of $946,611 for the same period of 1996. The increase in operating expenses is primarily attributable to increased payroll and related expenses specifically associated with hiring of senior executives to head the Affinity and Direct Appraisal and Repair Programs (DARP) business groups as well as increases in other general and administrative expenses required to service the Company's growing automotive management operations.

Net earnings (loss) (Continuing operations)

     As a result of the foregoing, the net loss from continuing operations for the three months ended June 30, 1997 was $80,404 ($.01 per share) as compared to a net income of $66,806 ($.01 per share) for the comparable three months in 1996. For the six months ended June 30, 1997, the net loss from continuing operations was $91,727 ($.02 per share) as compared to a net income of $179,746 ($.02 per share) for the same period in 1996.

FPG Direct (Discontinued operations)

     For the three and six months ended June 30, 1997, FPG Direct had net sales of $1,480,246 and $2,294,789 and cost of goods sold of $692,539 and $1,070,085, resulting in a three month gross profit of $787,707 (53.2%) and a six month gross profit of $1,224,704 (53.4%), respectively. For the three months ended June 30, 1997, FPG Direct incurred selling, general, and administrative expenses of $1,096,369, and interest expense of $19,801, resulting in a net loss of $328,463 ($.06 per share). For the six months ended June 30, 1997, FPG Direct incurred selling, general, and administrative expenses of $1,861,903 and interest expense of $32,999 resulting in a six month net loss of $670,198 ($.11 per share). Sales related to the promotions completed and ongoing during this year did not meet expectations, resulting in losses for the division. This division has not participated in any new promotions since June 1997. As a result of the losses from the operations of this division, management has decided to discontinue the operations of this division. The Company does not expect to incur any additional losses during the phase out period.

Contingency Note

     FPG Direct has contracted through an intermediary to market its direct mail program to holders of credit cards issued by oil companies and retail stores. On July 7, 1997, one such credit card issuer, Montgomery Ward filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 1997, approximately $230,000 was outstanding and owed to the Company from the Montgomery Ward program. The intermediary has offered to reimburse the Company up to 88 percent of the balance outstanding. The Company has reserved $28,000 against this accounts receivable in anticipation of the settlement.

Liquidity and Capital Resources

     As of June 30, 1997, the Company had cash and cash equivalents of $403,238. Working capital of the Company as of June 30, 1997, was $533,564. The Company's operating activities generated $100,867 of cash in the first two quarters of 1997.

     In order to provide for the working capital needs of FPG Direct and provide liquidity for its ongoing growth, the Company entered into a short-term line of credit agreement with its bank, providing for financing up to $1,000,000 through June 30, 1997. As of June 30, 1997 the Company had no borrowings from the bank under the line of credit. On June 30, 1997 the Company renewed the line of credit through June 30, 1998 at a quarter percent above the bank's prime lending rate (one quarter percent less than the original agreement).

     As a result of relocating the Company's offices in April 1997, to a 12,000 square foot facility in Plainview, New York, the Company incurred significant expenditures representing moving costs, new furniture and equipment, and leasehold improvements. In April 1997, the Company obtained a term loan of $150,000 from its bank to finance some of these costs.

     Additionally, in May 1997, the Company raised $400,000 through the private placement issuance of 266,667 shares of its common stock at $1.50 per share.

Several of the Company's executives and employees accounted for a majority of the shares issued in the private placement.

                            Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.           Description

10.1 Short Term Loan Agreement dated April 15, 1997 between the Company and The Chase Manhattan Bank.

10.2                  Promissory Note dated April 15, 1997 payable to The Chase
                      Manhattan Bank.

10.3 Lease Agreement dated December 6, 1996 between the Company and 51 East Bethpage Holding Corporation for lease of the Company's facilities in Plainview, New York.

10.4 First Amendment to Lease Agreement dated July 14, 1997 amending the lease dated December 6, 1996 between the Company and 51 East Bethpage Holding Corporation.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST PRIORITY GROUP, INC.

Date: August 19, 1997                By:  /s/ Michael Karpoff
                                          -------------------
                                          Michael Karpoff
                                          Co-Chairman of the Board
                                          of Directors, President and
                                          Co-Chief Executive Officer

Date: August 19, 1997                By:  /s/ Barry Siegel
                                          ----------------
                                          Barry Siegel
                                          Co-Chairman of the Board
                                          of Directors, Co-Chief Executive
                                          Officer Treasurer, Secretary and
                                          Principal Financial and Accounting
                                          Officer

                                Index of Exhibits

Exhibit No.           Description

10.1 Short Term Loan Agreement dated April 15, 1997 between the Company and The Chase Manhattan Bank.

10.2                  Promissory Note dated April 15, 1997 payable to The Chase
                      Manhattan Bank.

10.3                  Lease Agreement dated December 6, 1996 between the
                      Company and 51 East Bethpage Holding Corporation for lease of the Company's facilities in Plainview, New York.

10.4 First Amendment to Lease Agreement dated July 14, 1997 amending the lease dated December 6, 1996 between the Company and 51 East Bethpage Holding Corporation.