Form 10QSB
period 1997-09-30
FIRST PRIORITY GROUP INC
filed 1997-11-19
CIK 778164

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _________ to __________

                         Commission file number 0-21467

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 1997: 6,900,550 shares of common stock

     Transitional Small Business Format (check one)
                Yes[   ]          No[ X ]

                        Part I Financial Information

ITEM 1.  Financial Statements

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                      SEPTEMBER 30, 1997
                                                          (UNAUDITED)
                                                      ------------------


                   ASSETS

Current Assets

        Cash and cash equivalents                             $1,144,116
        Accounts receivable, less allowances for
         doubtful accounts of $22,500                          1,937,387
        Inventories                                              178,118
        Prepaid expenses and other current assets                 46,062
                                                      ------------------
               Total current assets                            3,305,683

Property and equipment, net of accumulated                       463,312
 depreciation of $236,984
Security deposits and other non-current assets                    27,738
                                                      ------------------
               Total assets                                   $3,796,733
                                                      ==================

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of long term debt                        $50,004
        Accounts payable and accrued expenses                  1,684,334
                                                      ------------------
               Total current liabilities                      $1,734,338


Long term debt less current portion                               79,161
                                                      ------------------
               Total liabilities                               1,813,499
                                                      ------------------
Shareholders' equity:
        Common stock, $.015 par value, authorized
         20,000,000 shares, issued 7,167,217 shares              107,508
        Additional paid-in capital                             3,827,393
        Accumulated deficit                                   (1,861,667)
                                                      ------------------
                                                               2,073,234

        Less common stock held in treasury, at
         cost, 266,667 shares                                    (90,000)
                                                      ------------------
               Total shareholders' equity                      1,983,234
                                                      ------------------
               Total liabilities and shareholders'
                  equity                                      $3,796,733
                                                      ==================


  The accompanying notes are an integral part of these financial statements.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         September 30,      September 30,     September 30,       September 30,
                                                              1997              1996               1997               1996
                                                         --------------     -------------     --------------      -------------
Revenue                                                    $ 3,412,788       $ 3,599,722       $ 10,289,922        $ 9,650,709
Cost of revenue                                              2,801,553         2,992,848          8,508,593          7,930,763
                                                           ------------      ------------      -------------       ------------
Gross profit                                                   611,235           606,874          1,781,329          1,719,946

Operating expenses:

  Selling, general and administrative                          730,718           475,024          2,011,747          1,422,635
                                                           ------------      ------------      -------------       ------------
Income (loss) from operations                                 (119,483)          131,850           (230,418)           297,311
                                                           ------------      ------------      -------------       ------------
Other income (expense):

  Interest and other income                                     11,047             6,502             31,985             22,287
  Interest expense                                              (6,663)               --             (8,393)                --
                                                           ------------      ------------      -------------       ------------
    Total other income                                           4,384             6,502             23,592             22,287
                                                           ------------      ------------      -------------       ------------
Income (loss) from continuing operations
  before income taxes                                         (115,099)          138,352           (206,826)           319,598

Provision for income taxes                                          --             1,500                 --              3,000
                                                           ------------      ------------      -------------       ------------
Income (loss) from continuing operations                      (115,099)          136,852           (206,826)           316,598

Discontinued operations (Note 3):

  Loss from operations of discontinued division               (256,511)               --           (926,709)                --
   (No income tax benefit)                                 ------------      ------------      -------------       ------------
Net income (loss)                                          $  (370,610)      $   136,852       $ (1,133,535)       $   316,598
                                                           ============      ============      =============       ============

Earnings (loss) per common share
  (continuing operations)                                  $     (0.02)      $      0.02       $      (0.03)       $      0.04

Earnings (loss) per common share
(discontinued operations)                                        (0.04)               --              (0.15)                --
                                                           ------------      ------------      -------------       ------------
Net earnings (loss) per common share                       $     (0.06)      $      0.02       $      (0.18)       $      0.04
                                                           ============      ============      =============       ============


  The accompanying notes are an integral part of these financial statements.

              FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Unaudited)



                                                                                       NINE MONTHS ENDED
                                                                            ------------------------------------
                                                                            September 30,          September 30,
                                                                                1997                   1996
                                                                            -------------          -------------
Cash flows from operating activities:
     Net income (loss)                                                        ($1,133,535)              $316,598
                                                                            -------------          -------------
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities
           Depreciation and amortization                                          58,967                  28,305
           Provision for bad debt                                                 11,000
           Changes in assets and liabilities
              Accounts receivable                                                 68,248                (163,433)
              Inventories                                                        140,280                  (6,521)
              Prepaid expenses and other current assets                          275,836                  (4,374)
              Security deposit and other non-current assets                       19,575                    (175)
              Accounts payable and accrued
               expenses                                                          (28,468)                118,195
                                                                            -------------          -------------

              Total adjustments                                                  545,438                 (28,003)
                                                                            -------------          -------------


          Net cash provided by (used in) operating
              activities                                                        (588,097)                288,595
                                                                            -------------          -------------

Cash flows from investing activities,
          additions to property and equipment                                   (380,455)                (78,597)
                                                                            -------------          -------------

Cash flows from financing activities:
          Repayment under line of credit financing                              (600,000)
          Proceeds from bank loan                                                150,000
          Principal payments on bank loan                                        (20,835)                (37,264)
          Proceeds from issuance of common stock                               1,900,000
                                                                            -------------          -------------
          Net cash provided by (used in) financing activities                  1,429,165                 (37,264)

Net increase in cash and cash equivalents                                        460,613                 172,734
Cash and cash equivalents at beginning of period                                 683,503                 779,074
                                                                            -------------          -------------
Cash and cash equivalents at end of period                                    $1,144,116                $951,808
                                                                            =============          =============

  The accompanying notes are an integral part of these financial statements.

                           FIRST PRIORITY GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. UNAUDITED FINANCIAL STATEMENTS

         The information contained in the condensed consolidated financial statements for the period ended September 30, 1997 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which First Priority Group (the "Company") considers necessary for a fair presentation of the company's financial position, results of operations, and cash flows.

         The financial statements and notes are presented as permitted by Form 10-QSB, and may not contain certain information included in the Company's annual financial statements and notes. These interim financial statements should be read in conjunction with the Company's annual financial statements and notes which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Interim results for the three months and nine months may not necessarily be indicative of the Company's annual results for fiscal year 1997.

2.  BUSINESS OF THE COMPANY

         The Company, a New York corporation formed on June 28, 1985, is engaged in automotive fleet management and administration of automotive repairs for businesses, insurance companies and members of affinity groups. The services provided by the Company include the computerized compilation and analysis of vehicle usage and maintenance data, and the repair and maintenance of vehicles through approximately 8,000 repair facilities nationwide.

         The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.  DISCONTINUED OPERATIONS

         In September 1996, the Company's FPG Direct division began to market consumer goods through direct mailing efforts to credit card customers of major oil companies and retail department stores. During the second quarter of 1997, the Company decided to discontinue its FPG Direct division. While the division has not participated in any new promotions since June 1997, it is continuing to fill orders (to reduce existing inventory), pay vendors, and collect receivables. The Company does not expect to incur any additional losses during the remaining phase out period. Losses from this division are not expected to provide any income tax benefit during 1997, but such losses may be used to offset income in subsequent years.

4.  LINES OF CREDIT

         In order to provide for the working capital needs of FPG Direct and provide liquidity for its ongoing growth, the Company entered into a short-term line of credit agreement with its bank, providing for financing up to $750,000 through June 30, 1998. As of September 30, 1997 the Company had no borrowings from the bank under the line of credit. Effective October 16, 1997, the Company canceled its line of credit.

5.  PRIVATE PLACEMENTS

         In May 1997, the Company raised $400,000 through the private placement issuance of 266,667 shares at $1.50 per share. Several of the Company's executives and employees accounted for a majority of the shares issued in the private placement. In August 1997, the Company raised an additional $1,500,000 through the private placement issuance of 750,000 units at $2.00 per unit, consisting of one share of common stock and a warrant to purchase one share of common stock at $2.00 per share. A private investment group and one executive participated in this placement.

6.  EARNINGS (LOSS) PER COMMON SHARE AND COMMON EQUIVALENT SHARE

         The computation of earnings (loss) per common and per common equivalent share is based upon the weighted average number of outstanding common shares during the period plus, when applicable, the dilutive effect of stock options and warrants.

         The number of common and common equivalent shares utilized in the per share computations were 6,411,420 and 7,870,350 for the three months ended September 30, 1997 and 1996, respectively and 6,133,944 and 7,788,453 for the nine months ended September 30, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         The Company, prior to September 1996, conducted business in only one segment, automotive fleet management and related operations ("Automotive Management.") In September 1996, the Company commenced a new line of business, under the name FPG Direct. FPG Direct marketed consumer goods to the credit card base of customers of oil companies and retail department stores through direct mailing efforts throughout the United States. See discussion below regarding the discontinuance of the operations of FPG Direct.

Automotive Management


         For the three months ended September 30, 1997, revenues from services of the automotive management operations were $3,412,788, as compared to $3,599,722 for the three months ended September 30, 1996, representing a decrease of $186,934, or 5.2%. For the nine months ended September 30, 1997 revenues from services were $10,289,922 as compared to $9,650,709 for the nine months ended September 30, 1996, representing an increase of $639,213, or 6.6%. Although revenue increased for the nine month period, the Company experienced a decrease in revenue for the three month period as a result of a reduced number of claims received by its National Fleet Service subsidiary.

         The direct cost of services related to such revenue (principally charges from automotive repair facilities) was $2,801,553 and $2,992,848 for the three month periods ended September 30, 1997 and 1996, respectively, resulting in a decrease of $191,295 or 6.4%. The direct cost of services for the nine months ended September 30, 1997 and 1996, respectively, were $8,508,593 and $7,930,763 resulting in an increase of $577,830 or 7.3%. Changes in cost of revenue for both reporting periods were directly proportional to the changes in revenue for the corresponding periods.

         The gross profit percentage was 17.9% and 17.3% for the three and nine months ended September 30, 1997, respectively, as compared to 16.9% and 17.8% for the same periods of 1996. The increased three month gross profit percentage is mainly due to the restructuring of fees for new and renewing client contracts. The nine month decrease of gross profit is a result of fee-based programs offered previously to large companies at a reduced rate as an incentive to sign long term contracts. This business practice has reduced the Company's attrition rate.

         Total operating expenses were $730,718 for the three months ended September 30, 1997, as compared to $475,024 for the three months ended September 30, 1996, representing an increase of $255,694, or 53.8%. For the nine months ended September 30, 1997, total operating expenses were $2,011,747, an increase of $589,112 or 41.4% from total operating expenses of $1,422,635 for the same period of 1996. The increases in operating expense are primarily attributable to increased payroll and related expenses specifically associated with hiring senior executives to head the Affinity and Direct Appraisal and Repair Programs (DARP) business groups as well as increases in other general and administrative expenses required to service the Company's group automotive management operations. Operating expenses were also adversely affected by non-recurring costs associated with the relocation of the Company's corporate offices.

         As a result of the foregoing, the net loss from continuing operations for the three months ended September 30, 1997 was $115,099 ($.02 per share) as compared to net income of $136,852 ($.02 per share) for the comparable three months in 1996. For the nine months ended September 30, 1997, the net loss from continuing operations was $206,826 ($.03 per share) as compared to net income of $316,598 ($.04 per share) for the same period in 1996.

FPG Direct (Discontinued operations)

         For the three and nine months ended September 30, 1997, FPG Direct had net sales of $216,397 and $2,511,186 and cost of goods sold of $117,697 and $1,187,782, resulting in a three month gross profit of $98,700 (45.6%) and a nine month gross profit of $1,323,404 (52.7%), respectively. For the three months ended September 30, 1997, FPG Direct incurred selling, general, and administrative expenses of $355,211, resulting in a net loss of $256,511 ($.04 per share). For the nine months ended September 30, 1997, FPG direct incurred selling, general, and administrative expenses of $2,217,114 and interest expense of $32,999 resulting in a nine month net loss of $926,709 ($.15 per share). Sales related to the promotions completed and ongoing during this year did not meet expectations, resulting in losses for the division. As a result of these losses, management discontinued the operations of this division. FPG Direct has not participated in any new promotions since June 1997.

         The Company had previously anticipated no further losses for this division, however, certain revenue did not materialize as a result of shipping delays caused by the Montgomery Ward petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, therefore, unexpected losses resulted during the third quarter. The Company does not expect to incur any additional losses during the remaining phase out period.

Liquidity and Capital Resources

         As of September 30, 1997, the Company had cash and cash equivalents of $1,144,116. Working capital of the Company as of September 30, 1997, was $1,571,345. The Company's operating activities used $588,097 of cash in the first three quarters of 1997. The Company believes its existing capital resources and cash flow from operations will be sufficient to meet the Company's cash and capital requirements for at least the next twelve months.

         In order to provide for the working capital needs of FPG Direct and provide liquidity for its ongoing growth, the Company entered into a short-term line of credit agreement with its bank, providing for financing up to $750,000 through June 30, 1998. As of September 30, 1997 the Company had no borrowings from the bank under the line of credit. Effective October 16, 1997, the Company canceled its line of credit.

         In April 1997 the Company relocated its corporate offices to a 12,000 square foot facility in Plainview, New York. The company incurred significant expenditures representing moving costs, new furniture and equipment, and leasehold improvements. In April, 1997, the Company obtained a term loan of $150,000 from its bank to finance some of these costs. On October 16, 1997, the Company repaid the balance of the loan. As of November 14, 1997, the Company has no outstanding debt with the bank.

         In May 1997, the Company raised $400,000 through the private placement issuance of 266,667 shares at $1.50 per share. Several of the Company's executives and employees accounted for a majority of the shares issued in the private placement. In August 1997 the Company raised an additional $1,500,000 through the private placement issuance of 750,000 units at $2.00 per unit, consisting of one share of common stock and a warrant to purchase one share of common stock at $2.00 per share. A private investment group and one executive participated in this placement.


                            Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

10.1 Form of subscription agreement executed by subscribers to the Company's private placement dated August 26, 1997.

10.2 Form of warrant granted to subscribers to the Company's private placement dated August 26, 1997.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FIRST PRIORITY GROUP, INC.

Date: November 14, 1997                     By:      /s/ Michael Karpoff
                                                     -------------------
                                                     Michael Karpoff
                                                     President and
                                                     Co-Chief Executive Officer

Date: November 14, 1997                     By:      /s/ Barry Siegel
                                                     ----------------
                                                     Barry Siegel
                                                     Chairman of the Board
                                                     of Directors, Secretary and
                                                     Co-Chief Executive Officer

                                Index of Exhibits

Exhibit No.       Description                                                                   Page
-----------       -----------                                                                   ----
10.1              Form of subscription agreement executed by subscribers to                      12
                  the Company's private placement dated August 26, 1997.

10.2              Form of warrant granted to subscribers to the Company's                        31
                  private placement dated August 26, 1997.