Form 10KSB40
period 1997-12-31
FIRST PRIORITY GROUP INC
filed 1998-03-19
CIK 778164

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [x]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       or

     [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from         to

                         Commission File Number 0-21467
                                                -------

                           FIRST PRIORITY GROUP, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

             NEW YORK                                           11-2750412
             --------                                           ----------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                            Identification No.)


                              51 East Bethpage Road
                            Plainview, New York   11803
                            ---------------------------
              (Address of principal executive offices)     (Zip Code)

                  Registrant's telephone number: (516) 694-1010

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

        State the issuer's revenues for its most recent fiscal year  $13,558,640
                                                                     -----------

        The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of March 6, 1998, based upon the average bid and asked prices was $36,700,492.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        As of March 11, 1998, the issuer had outstanding a total of 8,231,800 common shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-KSB is hereby incorporated by reference to the Information Statement issued by the Issuer for the Notice of the Annual Meeting of Shareholders for the Annual Meeting to be held on March 23, 1998.

        Transitional Small Business Disclosure Format (check one):

        Yes           No  X
            ---          ---

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


        The Company's wholly-owned subsidiary, National Fleet Service, Inc., ("NFS") conducts the Company's fleet management business. The Company itself provides the various affinity programs for all types of businesses and administers the automotive collision repair referral services for insurance companies through its Direct Appraisal and Repair Program, Affinity Division and Recovery Services Division.

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

        Affinity Group Programs. These programs are a series of comprehensive vehicle-related services for consumers sold through affinity groups, financial institutions, corporations and organizations. These programs may be used as re-enrollment incentives and/or membership premiums, or resold at a profit, and may be sold individually, or a variety of services can be bundled together as a high-value package.

        Driver's Shield(TM). - This is the premium program consisting of components which may be sold individually. This package consists of the Collision Damage Repair Program, Driver Discount Program and the Auto Service Hotline. Also offered, are an auto buying service, legal defense reimbursement, and custom trip routing services.


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

        Direct Appraisal and Repair Program (DARP). In 1992 the Company began developing the business of providing automotive appraisal and collision repair services for insurance companies. The automobile insurance industry is experiencing massive changes as it moves in the direction of a "PPO" or "HMO" type environment, similar to that of the health industry. The Company believes that it's presence in this market and provision of such services to insurance companies will be an important source of revenue for the Company because of the high volume of collision repair referrals that insurance companies can provide. The Company believes it is uniquely positioned to take advantage of the need for such services by insurance companies. The Company has entered into agreements with insurance companies whereby such insurance companies have agreed to utilize the Company for appraisal and repair services. The Company proposes to try to expand its insurance company referral business, and has increased its' sales force in order to rapidly expand its market share in Direct Appraisal and Repair Programs. [See Forward-Looking Statements and Cautionary Factors]

        Discontinued Operations

        In September 1996, the Company's FPG Direct division began to market consumer goods through direct mailing efforts to credit card customers of major oil companies and retail department stores. During the second quarter of 1997, the Company decided to discontinue its FPG Direct division. The division has not participated in any new promotions since June 1997, it continued to fill orders (to reduce inventory) through October 1997, pay vendors, collect receivables, and receive returns. The Company does not expect to incur any additional losses during the remaining phase out period. Losses from this division did not provide any income tax benefit during 1997.

        Recent Developments.

        The Company has been attempting to increase the number of insurance companies participating in the insurance company referral program and has recently signed a contract with an insurance company, new to the Company's program. Additionally, the Company has been marketing consumer oriented auto club programs and has recently entered into several agreements with banks, marketing agencies, and affinity groups. The Company has direct mail pieces en route to the customers of banks, affinity groups, utilities and mortgage companies as of this report. The Company anticipates significant growth in revenues in 1998. [See Forward-Looking Statements and Cautionary Factors]

        New Business Opportunities

The Company plans on forming a new business group entitled the Collision Repair Management Division that will provide claims and collision repair management for insurers by linking insurance companies, vehicle claims management and collision repair shops on a nationwide basis. During 1998, the Company plans on acquiring auto collision repair facilities throughout the nation to establish a vertically integrated system which will include relationships with insurance companies participating in the DARP, NFS' vehicle claims management business, or self insured corporations and consumers. [See Forward-Looking Statements and Cautionary Factors]

        Sales and Marketing. The Company's fleet management clients generally consist of companies having a large number of vehicles on the road over a broad geographical area. The Company's clients for its affinity programs are organizations and affinity groups. The Company's clients for the insurance company referral program are property and casualty insurance companies.

        Sales activities are performed by the Company's own personnel and contracted agencies outside the Company. Sales are made through referrals, cold canvassing of appropriate prospects and direct mailings. The Company also attends trade shows in order to increase its client base.

        Since the Company deals with a large number of independently owned repair facilities, it is often able to offer to its fleet management clients a custom tailored program to suit their needs for vehicle repairs. The Company believes that this flexibility is important in its marketing activities and in increasing its client base.

        In 1997, one customer accounted for 10% of the Company's revenue, and in 1996, none of the Company's customers accounted for more than 10 percent of the Company's revenues.

        Employees

        At year end, the Company employed forty-eight full-time employees and two part time employees. None of the Company's employees are governed by a union contract and the Company believes that its employee relationships are satisfactory.


        Competition

               Fleet Management. Some leasing companies offer fleet management services, but most offer such services only to fleets leased by them. The Company is aware of three other companies that, like the Company, offer fleet management services independent of a fleet leasing arrangement.

               Affinity Group Programs. Although there are several companies providing various types of auto club programs the Company believes that there is only one other company that offers a program providing similar services offered by the Company's Affinity Group division.

               Insurance Company Referral Business. The Company is aware of two other companies that offer automotive collision repair services to insurance companies. One of such companies is, like the Company, in the fleet management business, while the other is in the vehicle software valuation business. The Company believes that its services for insurance companies are superior to those offered by such other companies.

Item 2.        DESCRIPTION OF PROPERTY

        In December 1996, the Company entered into a lease for new office space at 51 East Bethpage Road, Plainview, New York 11803. The space consists of approximately 12,000 square feet of office space. The Company relocated to this new space during April 1997. The lease is for five years and expires on March 31, 2002.

Item 3.        LEGAL PROCEEDINGS

There is no pending legal proceeding which could have a material effect upon the Company's financial position and/or operating results.

                                     PART II

Item 5.        MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's common shares are traded on the OTC Bulletin Board of The Nasdaq Stock Market. The following table shows the high and low bid quotations for the periods indicated, based upon information received from Standard & Poor's Comstock. Such quotations represent prices between dealers without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                  Bid Price($)

                                              High             Low
                                              ----             ---
1997


First Quarter                                 $2.25            $1.50

Second Quarter                                $2.167           $1.375

Third Quarter                                 $3.375           $1.44

Fourth Quarter                                $6.875           $3.00

1996

First Quarter                                 $1.03125         $.5625

Second Quarter                                $.84375          $.53125

Third Quarter                                 $1.75            $.40625

Fourth Quarter                                $2.1875          $1.50

        The number of record holders of the Company's common shares as of March 5, 1998 was 430.

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

Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

        The Company, prior to September 1996, conducted business in only one segment, automotive fleet management and related operations, such as the DARP and Affinity programs ("Automotive Management."). In September 1996, the Company commenced a new line of business, under the name FPG Direct. FPG Direct marketed consumer goods to the credit card base of customers of oil companies and retail department stores through direct mailing efforts throughout the United States. See discussion below regarding the discontinuance of the operations of FPG Direct.

Automotive Management

        Revenues from services of the automotive management operations were $13,558,640 in 1997, as compared to $13,338,678 in 1996, representing an increase of $219,962, or 1.6%. The direct costs of services related to such revenue (principally charges from automotive repair facilities) were $11,262,698 in 1997, as compared to $11,010,836 in 1996, representing an increase of $251,862, or 2.3%. Gross Profit decreased .6% to 16.9% in 1997 from 17.5% in 1996. Revenues from services showed little growth in 1997. Revenues from

Automotive Management are sensitive to the vehicle accident rate. The vehicle accident rate decreased in 1997, due to several factors such as increased safety conditions on both roads and in vehicles, drivers' safety awareness and defensive driving and moderate weather conditions experienced in 1997. The auto insurance industry has experienced less claims per capita. As a result, the Company is currently exploring new opportunities in new, but related businesses in order to continue its growth.

        Total operating expenses were $2,946,232 for 1997, as compared to $1,980,521 for 1996, representing an increase of $965,711 or 48.8%. The increases in operating expense are primarily attributable to increased payroll and related expenses specifically associated with hiring senior executives to head the Affinity and Direct Appraisal and Repair Programs ("DARP") business groups, the development of an information technology department, as well as increases in other general and administrative expenses required to service the Company's group automotive management operations. The Company relocated its corporate headquarters in April 1997, more than doubling the Company's office space. As a result, rent and utility expenses more than doubled. These expenditures have positioned the Company for rapid growth in new business areas. Operating expenses were also adversely affected by non-recurring costs associated with the relocation of the Company's corporate offices.

        Interest and other income were $41,781 in 1997, as compared to $29,443 in 1996, representing an increase of $12,338. The increase is primarily attributable to larger average cash balances available during 1997 which were invested in short-term cash equivalents.

        Interest expense was $9,532 in 1997, as compared to $1,039 in 1996, representing an increase of $8,493. The increase is attributable to the interest paid on the equipment loan taken during the relocation of the corporate offices and the use of the Company's line of credit financing. The equipment loan and line of credit were paid off and terminated in 1997.

FPG Direct (Discontinued operations)

        For the years ended December 31, 1997 and 1996, FPG Direct had net sales of $2,500,097 and $727,570, respectively, and cost of goods sold of $1,301,077 and $332,708, respectively, resulting in a gross profit of $1,199,020 (48.0%)and $394,862 (54.3%), respectively. FPG Direct incurred selling, general, and administrative expenses of $2,277,156 and $445,763, in 1997 and 1996, respectively, and interest expense of $32,934 and $6,101, in 1997 and 1996, respectively, resulting in a net loss of $1,111,070 ($.17 per share) and $57,002 ($.01), in 1997 and 1996, respectively. Sales related to the promotions completed and ongoing during this year did not meet expectations, resulting in losses for the division. As a result of these losses, management discontinued the operations of this division. FPG Direct has not participated in any new promotions since June 1997.


Liquidity and Capital Resources

        As of December 31, 1997, the Company had cash and cash equivalents of $3,453,864 as compared to $683,503 as of December 31, 1996. Working capital of the Company as of December 31, 1997, was $3,717,452 as compared to $1,027,632 as of December 31, 1996. The Company's operating activities used $861,894 of cash in 1997 as compared to 1996, when the Company's operating activities used $592,417 of cash. As discussed above, the Company experienced large increases in its operating costs in order to accommodate the growth of the company as it explores and enters into new business.

        In order to provide for the working capital needs of FPG Direct and provide liquidity for its ongoing growth, the Company entered into a short-term line of credit agreement with its bank, providing for financing up to $750,000 through June 30, 1998. As of September 30, 1997 the Company had no borrowings from the bank under the line of credit. Effective October 16, 1997, the Company terminated its line of credit.

        In April 1997, the Company relocated its corporate offices to a 12,000 square foot facility in Plainview, New York. The Company incurred significant expenditures representing moving costs, new furniture and equipment, and leasehold improvements. In April 1997, the Company obtained a term loan of $150,000 from its bank to finance some of these costs. On October 16, 1997, the Company repaid the balance of the loan.

        In April 1997, the Company raised $400,000 through the private placement issuance of 266,667 shares at $1.50 per share. Several of the Company's executives and employees accounted for a majority of the shares issued in the private placement.

In August 1997 the Company raised an additional $1,500,000 through the private placement issuance of 750,000 units at $2.00 per unit, consisting of one share of common stock and a redeemable common stock purchase warrant at $2.00 per share. A private investment group and one executive participated in this placement.

In December 1997, the company raised an additional $2,330,813 through the private placement issuance of 581,250 units at $4.01 per unit, consisting of one share of common stock and a redeemable common stock purchase warrant at $5.75 per share. Additionally, in December, the Company issued a Notice of Redemption to the holders of the warrants issued as part of the August 1997 private placement. Thereafter, one holder, an executive in the Company, exercised his right to purchase 250,000 additional shares of common stock at $2.00, permitting the Company to raise an additional $400,000 in cash and a note from the executive for a $100,000. This note was paid, in full, on March 6, 1998. Subsequently, in January 1998 the other warrant holder also exercised its right to purchase 500,000 additional shares of common stock at $2.00, permitting the Company to raise an additional $1,000,000.


        The Company believes that its present cash position will enable the Company to continue to support its operations for the short and longer term.

Forward Looking Statements - Cautionary Factors

        Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

        1. The Company has been able to assemble a network of independently owned and operated repair shops throughout the United States. These collision repair shops must maintain the high quality repairs standard that has enabled the Company to continue to retain and attract new clients. The Company's inability to retain these quality repair shops and maintain their individually high repair standards could have a material adverse impact upon all of the Company's vehicle collision repair programs.

        2. The Company, under the DARP, or NFS, under its fleet management business, or the Affinity Division, have clients that either individually control a large number of insureds, control large fleets, or a large number of participant in FPG programs such as Driver's Shield(TM). The loss of any one insurance company, large fleet operator, or affinity group, terminating its relationship with the Company or NFS, could have an adverse impact on the continued growth of that business. The Company and NFS have attempted to address the issue of customer retention by implementing a policy of entering into long term contracts with its customers. In the past several years, this has materially improved the customer retention rate.

        3. As the Company's proprietary programs gain more success, it is possible that the competition will attempt to copy these programs and incorporate them into their programs. This could lead to increased competitive pressures on those programs that are the most successful. The competition could result in decreased profit margins and/or the loss of certain customers.

        4. The DARP concept is to enter into contractual commitments with auto insurers that will permit the Company to manage the insurer's claim management process. During this contractual period, the insurer may terminate the agreement during the trial period, and/or not offer for processing a substantial number of claims of its entire claims experience. This situation could result in individual insurer's relationship not becoming contributing to FPG's growth and profitability as originally expected.


        5. The Company plans on forming a new business group entitled the Collision Repair Management Division that will provide claims and collision repair management for insurers by linking insurance companies, vehicle claims management and collision repair shops on a nationwide basis. This is a totally new concept not yet offered by any one entity nationwide. Therefore, the future success and profitability of this business is uncertain. Additionally, it is anticipated that this new business will require the Company to raise substantial sums of capital for the nationwide purchase of collision repair facilities and the building and growing of the infrastructure required for this business to succeed. There can be no guarantee that the Company will be able to successfully raise the capital necessary for the success of this business.

Item 7.        FINANCIAL STATEMENTS

The Company's financial statements and schedules appear at the end of this Report after Item 13.


                                    Part III

[Items 9 through 12 have been incorporated by reference to the Company's Information Statement for the Annual Shareholders Meeting to be held on March 23, 1998 filed with the Securities and Exchange Commission]


Item 13.       EXHIBITS AND REPORTS ON FORM 8-K

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


10.2 Sample warrant granted to transferees of Kirlin Securities, Inc., placement agent to the private placement, dated December 18, 1995 incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

10.3    The Company's 1995 Incentive Stock Plan incorporated by reference to
        Exhibit 10.1 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.4 Employment Agreement between the Company and Paul Zucker dated September 3, 1996 incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB for the period ended September
        30, 1996..

10.5 Employment Agreement between the Company and Steven Zucker dated September 3, 1996 incorporated by reference to Exhibit 10.3 of the Company's Form 10-QSB for the period ended September
        30, 1996.

10.6 Employment Agreement between the Company and Donald Shanley dated September 3, 1996 incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.7 Employment Agreement between the Company and Barry J. Spiegel dated September 3, 1996 incorporated by reference to Exhibit 10.5 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.8 Employment Agreement between the Company and Douglas Konetzni dated December 16, 1996 incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB for the year ended December 31, 1996.

10.9 General Loan and Collateral Agreement dated July 29, 1996 between the Company and Chase Manhattan Bank incorporated by reference to Exhibit
        10.11 of the Company's Form 10-KSB for the year ended December 31, 1996.

10.10 Security Agreement dated July 29, 1996 between the Company and Chase Manhattan Bank incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB for the year ended December 31, 1996..

10.11 Short Term Loan Agreement dated April 15, 1997 between the Company and The Chase Manhattan Bank incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the period ended June 30, 1997.

10.12 Promissory Note dated April 15, 1997 payable to The Chase Manhattan Bank incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB for the period ended June 30, 1997.

10.13 Lease Agreement dated December 6, 1996 between the Company and 51 East Bethpage Holding Corporation for lease of the Company's facilities in Plainview, New York incorporated by reference to Exhibit 10.3 of the

        Company's Form 10-QSB for the period ended June 30, 1997.

10.14 First Amendment to Lease Agreement dated July 14, 1997 amending the lease dated December 6, 1996 between the Company and 51 East Bethpage Holding Corporation incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB for the

        period ended June 30, 1997.

10.15 Form of subscription agreement executed by subscribers to the Company's private placement dated August 26, 1997 incorporated by reference to
        Exhibit 10.1 of the Company's Form 10-QSB for the period ended September 30, 1997.

10.16 Form of warrant granted to subscribers to the Company's private placement dated August 26, 1997 incorporated by reference to Exhibit
        10.2 of the Company's Form 10-QSB for the period ended September 30, 1997.

10.17 Form of subscription agreement executed by subscribers to the Company's private placement dated December 19, 1997 filed herein.

10.18 Form of warrant executed by the Company's pursuant to the subscription agreement dated December 19, 1997 filed herein.

10.19 Employment agreement between the Company and Philip M. Panzera dated November 14, 1997 filed herein.

10.20 Amendment to employment agreement dated November 26, 1997 between the Company and Michael Karpoff filed herein.

10.21 Amendment to employment agreement dated November 26, 1997 between the Company and Barry Siegel filed herein.

10.22 Termination Agreement dated July 16, 1997 between the Company and Douglas Konetzni filed herein.

10.23 Termination Agreement dated May 20, 1997 between the Company and Paul Zucker filed herein.

10.24 Amendment to Termination Agreement dated August 22, 1997 between the Company and Paul Zucker filed herein.

10.25 Termination Agreement dated May 20, 1997 between the Company and Steven Zucker filed herein.

10.26 Amendment to Termination Agreement dated August 22, 1997 between the Company and Steven Zucker filed herein.

13.1    Form 10-QSB for the quarter ending March 31,1997 incorporated by reference dated and previously filed.

13.2 Form 10-QSB for the quarter ending June 30, 1997 incorporated by reference and previously filed with the Commission..

13.3 Form 10-QSB for the quarter ending September 30, 1997 incorporated by reference and previously filed with the Commission..

21 Subsidiaries of the Company, incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

27      Financial Data Schedule.

(b)     Reports on Form 8-K

               None

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                              REPORT OF INDEPENDENT

                          CERTIFIED PUBLIC ACCOUNTANTS

[LOGO]
NUSSBAUM YATES & WOLPOW, P.C.
--------------------------------------------------------------------------------
Certified Public Accountants           445 Broad Hollow Road, Melville, NY 11747
                                       (516) 845-5252         Fax (516) 845-5279






               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board of Directors
First Priority Group, Inc.
Hicksville, New York

We have audited the accompanying consolidated balance sheets of First Priority Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Priority Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Melville, New York                             Nussbaum Yates & Wolpow, P.C.
February 20, 1998
(except for Note 15, as to which               /s/ Nussbaum Yates & Wolpow, P.C.
  the date is March 8, 1998)

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                               ASSETS

                                                                             1997            1996
                                                                          ----------      ----------
Current assets:
  Cash and cash equivalents                                               $3,453,864      $  683,503
  Accounts receivable, less allowance for  doubtful
    accounts of $22,500 in 1997 and $11,500 in 1996                        1,604,266       2,016,635
  Note receivable, shareholder                                               100,000            -
  Inventories                                                                 61,642         318,398
  Prepaid expenses and other current assets                                  139,276         321,898
                                                                          ----------      ----------

            Total current assets                                           5,359,048       3,340,434

Property and equipment, net                                                  457,310         141,824


Security deposits and other assets                                            41,328          47,313
                                                                          ----------      ----------

            Total assets                                                  $5,857,686      $3,529,571
                                                                          ==========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit financing                                                                $  600,000
  Accounts payable                                                        $1,254,628       1,403,143
  Accrued expenses and other current liabilities                             386,968         309,659
                                                                          ----------      ----------

            Total current liabilities                                      1,641,596       2,312,802
                                                                          ----------      ----------

Shareholders' equity:
  Common stock, $.015 par value, authorized 20,000,000
    shares; issued 7,998,467 shares in 1997 and 6,150,550
    shares in 1996                                                           119,977          92,258
  Preferred stock, $.01 par value, authorized
     1,000,000 shares; none issued or outstanding                               -               -
  Additional paid-in capital                                               6,645,737       1,942,643
  Deficit                                                                ( 2,459,624)    (   728,132)
                                                                          ----------      ----------

                                                                           4,306,090       1,306,769
  Less common stock held in treasury, at cost, 266,667 shares                 90,000          90,000
                                                                          ----------      ----------

            Total shareholders' equity                                     4,216,090       1,216,769
                                                                          ----------      ----------

            Total liabilities and shareholders' equity                    $5,857,686      $3,529,571
                                                                          ==========      ==========


                 See notes to consolidated financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                             1997             1996
                                                                          -----------     -----------

Revenue                                                                   13,558,640     $13,338,678

Cost of revenue (principally charges incurred at repair
  facilities for services)                                                 11,262,698      11,010,836
                                                                          -----------     -----------
Gross profit                                                                2,295,942       2,327,842
                                                                          -----------     -----------

Operating expenses:
  Selling                                                                     972,407         603,466
  General and administrative                                                1,973,825       1,377,055
                                                                          -----------     -----------

           Total operating expenses                                         2,946,232       1,980,521
                                                                          -----------     -----------

                                                                         (    650,290)        347,321
                                                                          -----------     -----------
Other income (expense):
  Interest and other income                                                    41,781          29,443
  Interest expense                                                       (      9,532)   (      1,039)
                                                                          -----------     -----------

           Total other income                                                  32,249          28,404
                                                                          -----------     -----------

Income (loss) from continuing operations
  before income taxes                                                    (    618,041)        375,725

Income taxes, all current                                                       2,381           5,149
                                                                          -----------     -----------

Income (loss) from continuing operations                                 (    620,422)        370,576
                                                                          -----------     -----------

Discontinued operations:
  Loss from operations of discontinued direct
    response marketing division, no income
    tax benefit                                                          (    670,198)   (    57,002)

  Loss on disposal of direct response marketing
    division, no income tax benefit                                      (    440,872)          -
                                                                          -----------     ----------

                                                                         (  1,111,070)   (    57,002)
                                                                          -----------     ----------
Net income (loss)                                                        ($ 1,731,492)    $  313,574
                                                                          ===========     ==========

Basic earnings (loss) per share:
  Continuing operations                                                  ($       .10)    $      .06
  Discontinued operations                                                (        .17)   (       .01)
                                                                          -----------     ----------
  Net income (loss)                                                      ($       .27)    $      .05
                                                                          ===========     ==========

Diluted earnings (loss) per share:
  Continuing operations                                                  ($       .10)    $      .05
  Discontinued operations                                                (        .17)   (       .01)
                                                                          -----------     ----------
  Net income (loss)                                                      ($       .27)    $      .04
                                                                          ===========     ==========


                 See notes to consolidated financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                                                           Total
                                               Common Stock        Additional                    Treasury Stock            Share-
                                         ---------------------      Paid-in                      -------------------       holders'
                                          Shares       Amount       Capital         Deficit       Shares     Amount        Equity
                                         ---------     -------   -------------   ------------    -------    --------      --------

Balance, January 1, 1996                 6,150,550     $92,258    $1,929,310     ($1,041,706)    266,667   ($90,000)    $  889,862

Issuance of stock options for
  services                                    -           -           13,333            -           -          -            13,333

Net income                                    -           -             -            313,574        -          -           313,574
                                         ---------    --------    ----------      ----------     -------    -------     ----------


Balance, January 1, 1997                 6,150,550      92,258     1,942,643     (   728,132)    266,667   ( 90,000)     1,216,769

Issuance of common stock in private
  placements                             1,597,917      23,969     4,206,844            -           -          -         4,230,813

Exercise of warrants                       250,000       3,750       496,250            -           -          -           500,000

Net loss                                      -           -             -        ( 1,731,492)       -          -       ( 1,731,492)
                                         ---------    --------    ----------      ----------     -------    -------     ----------

Balance, December 31, 1997               7,998,467    $119,977    $6,645,737     ($2,459,624)    266,667   ($90,000)    $4,216,090
                                         =========    ========    ==========      ==========     =======    =======     ==========



                 See notes to consolidated financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                              1997            1996
                                                                           ----------       --------
Cash flows used in operating activities:
  Net income (loss)                                                       ($1,731,492)      $313,574
                                                                           ----------       --------
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                            83,072         42,105
      Provision for bad debts                                                  39,000           -
      Changes in assets and liabilities:
        Accounts receivable                                                   373,369      ( 946,849)
        Inventories                                                           256,756      ( 318,398)
        Prepaid expenses and other current assets                             182,622      ( 299,625)
        Security deposit and other assets                                       5,985      (  36,738)
        Accounts payable                                                  (   148,515)       682,768
        Accrued expenses and other current liabilities                         77,309      (  29,254)
                                                                           ----------       --------

           Total adjustments                                                  869,598      ( 905,991)
                                                                           ----------       --------

           Net cash used in operating activities                          (   861,894)     ( 592,417)

                                                                           ----------       --------

Net purchase of property and equipment and net cash
  used in investing activities                                            (   398,558)     (  65,890)
                                                                           ----------       --------

Cash flows provided by financing activities:
  Net proceeds from (repayments of) borrowings under line of credit       (   600,000)       600,000
  Borrowing on equipment note                                                 150,000           -
  Principal payments on equipment note                                    (   150,000)     (  37,264)
  Proceeds from issuance of common stock                                    4,630,813           -
                                                                           ----------       --------

           Net cash provided by financing activities                        4,030,813        562,736
                                                                           ----------       --------

Net increase (decrease) in cash and cash equivalents                        2,770,361      (  95,571)

Cash and cash equivalents at beginning of year                                683,503        779,074
                                                                           ----------       --------

Cash and cash equivalents at end of year                                   $3,453,864       $683,503
                                                                           ==========       ========


Supplemental disclosure of cash flow information:

  Cash paid during the year for income taxes                               $    3,762       $  5,350
                                                                           ==========       ========
  Cash paid during the year for interest                                   $   48,152       $  1,453
                                                                           ==========       ========


Supplemental disclosure of non-cash investing and financing activities:
  During 1997, the Company received $400,000 and a note of $100,000 from a shareholder in connection with the exercise of 250,000 warrants for $500,000.
  During 1996, the Company granted 100,000 stock options valued at $13,333 for services.


                 See notes to consolidated financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


1.   Summary of Significant Accounting Policies
     ------------------------------------------

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

     Inventories

     Inventories, consisting of finished goods purchased for resale of the discontinued operation, are stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment

     Property and equipment are stated at cost. The Company provides depreciation by the straight-line method over the estimated useful lives of the assets, principally five years.

     Cash

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Direct-Response Advertising (Discontinued Operation)

     The Company expenses the costs of advertising the first time the advertising takes place, except for direct-response advertising (see Note
     13), which in 1996 was capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of advertising inserts mailed to customers that include order coupons for the Company's products. The capitalized costs of the advertising were generally amortized over a three or four-month period following the mail distribution date.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------

     Direct-Response Advertising (Discontinued Operation) (Continued)

     At December 31, 1996, $266,767 was reported as assets included under the caption prepaid expenses and other current assets. Advertising expense was $1,629,680 and $242,967 in 1997 and 1996.

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in accounting for income taxes and in 1996 direct-response advertising costs.

     New Accounting Standards

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on our consolidated financial position, results of operations or cash flows.

     We adopted SFAS No. 128, "Earnings Per Share," in 1997. In accordance with SFAS No. 128, we have presented both basic net income per share and diluted net income per share in our financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



1.   Summary of Significant Accounting Policies (Continued)

     Fair Value of Financial Instruments


       o   Cash and cash equivalents and note receivable, shareholder

           The carrying amounts approximate fair value because of the short maturity of those instruments.

       o   Short-term borrowings

           The carrying amount of the Company's short-term borrowings approximates fair value.

2.   Description of Business, Revenue Recognition and Concentration of Credit
     ------------------------------------------------------------------------
     Risk
     ----

       o   Automotive management

           The Company is engaged in automotive management services, including fleet management, for major corporate clients throughout the United States. The Company offers computerized collision estimates and provides its clients with a cost-effective method for repairing their vehicle. The Company also arranges for repair of the vehicles through a nationwide network of independently owned contracted facilities.

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

           Sales to one customer accounted for 10% of revenue in 1997.

           The Company has no instruments with significant off-balance-sheet risk or concentration of credit risk.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



2.   Description of Business, Revenue Recognition and Concentration of Credit

     ------------------------------------------------------------------------
     Risk (continued)
     ----------------

       o   Direct-response marketing (discontinued operation)

           Effective September 1, 1996, the Company commenced marketing consumer goods through oil companies and retail department stores ("client") through direct mailing efforts throughout the United States, to customers who regularly use a credit card issued by the client companies. In the second quarter of 1997, the Company decided to discontinue this segment (see Note 13).

3.   Due From Shareholder
     --------------------

     In December 1997, the Company received $400,000 and a note of $100,000 from a shareholder in connection with the exercise of warrants (see Note 8). The note, which was paid in full after December 31, 1997, bore interest at 6% per annum and was secured by 250,000 shares of Company stock.

4.   Property and Equipment
     ----------------------

     At December 31, property and equipment consists of:

                                                          1997             1996
                                                       ---------       ---------

         Machinery and equipment                        $468,266        $206,907
         Furniture and fixtures                          246,933         112,934
                                                        --------        --------
                                                         715,199         319,841

         Less accumulated depreciation                   257,889         178,017
                                                        --------        --------

                                                        $457,310        $141,824
                                                        ========        ========

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996





5.   Bank Debt
     ---------

     Line of Credit Financing

     At December 31, 1996, the Company had a line of credit with its bank in the amount of $1,000,000, of which $600,000 was outstanding. The line was collateralized by substantially all assets of the Company, and the Company was required to maintain a compensating balance of $250,000 in a certificate of deposit. The line bore interest at prime plus 1/2%. The line was cancelled in October, 1997.

     Equipment Notes

     In July 1995, the Company borrowed $41,600 under a term note from a bank used to purchase equipment which was pledged as collateral. The note was interest bearing at a rate of 1 1/2% above prime. On March 15, 1996, the balance of this note was paid off.

     In 1997, the Company borrowed $150,000 under a note from a bank used to purchase equipment, furniture, fixtures and for relocation costs. The note was collateralized by substantially all assets of the Company. The note was interest bearing at a rate of 1/2% above prime. The note was repaid in October, 1997.

6.   Earnings Per Share
     ------------------

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. All earnings per share amounts for all periods have been restated to conform to the Statement No. 128 requirement.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



6.    Earnings Per Share (Continued)
      ------------------------------

                                                                For The Year Ended 1997
                                                     -----------------------------------------------
                                                        Income             Shares         Per-Share
                                                     (Numerator)        (Denominator)       Amount
                                                     -----------        -------------     ----------
        Basic EPS
         Loss from continuing operations              ($620,422)          6,364,768         ($.10)
                                                       ========           =========          ====


                                                                For The Year Ended 1996
                                                     -----------------------------------------------
                                                        Income             Shares         Per-Share
                                                     (Numerator)        (Denominator)       Amount
                                                     -----------        -------------     ----------

        Basic EPS
         Income from continuing operations             $370,576           5,883,883          $.06
                                                                                             ====
        Effect of dilutive securities
         Stock options                                                    1,063,419
         Warrants                                                           592,724
                                                       --------           ---------

        Diluted EPS
         Income available from continuing
           operations and assumed conversions          $370,576           7,540,026          $.05
                                                       ========           =========          ====


     All options and warrants outstanding during 1996 were included in the computation of diluted earnings per share. In 1997, options and warrants were anti-dilutive.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



7.   Stock Options
     -------------


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

     For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1997 and 1996, respectively: annual dividends of $0.00 for both years, expected volatility of 93% and 118%, risk-free interest rate of 6.08% and 6.68%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 1997 and 1996 was $2.43 and $.63, respectively.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


7.   Stock Options

     Under the above model, the total value of stock options granted in 1997 and 1996 was $766,784 and $78,908, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from twenty-eight months to five years (not including performance-based stock options granted in 1997 and 1996, see below). Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS No. 123, the Company's income
     (loss) from continuing operations and earnings (loss) per share from continuing operations would have been reduced to the pro forma amounts indicated below:

                                                          1997            1996
                                                        --------        --------

        Income (loss) from continuing operations:
          As reported                                  ($620,422)       $370,576
          Pro forma                                    ($761,261)       $288,043

        Basic earnings (loss) per share from
          continuing operations:
           As reported                                 ($    .10)       $    .06
           Pro forma                                   ($    .12)       $    .05

        Diluted earnings (loss) per share from
          continuing operations:
           As reported                                 ($    .10)       $    .05
           Pro forma                                   ($    .12)       $    .04

     The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



7.   Stock Options (Continued)
     -------------------------

     Performance-Based Stock Options

     Under its 1995 Stock Incentive Plan, during 1997 and 1996, the Company granted 150,000 and 1,975,000 options, respectively, to certain key executives hired in 1997 and 1996 whose vesting, is entirely contingent upon the future profits (as defined) for the division or subsidiary or commissions earned under the management of the related key executive. During 1997, the Company terminated three executives hired in 1996 who had been granted 1,000,000 of the above options. Generally, for each $10,000 of future profits of the related division or subsidiary, the key executive becomes vested and may exercise options equal to defined amounts of shares, ranging from 500 shares to 1,500 shares based upon the aggregate amount of future profit attained.

     The Company believes that it is not possible to estimate any profits for the related divisions and subsidiaries, all of which have incurred losses through December 31, 1997, and therefore, cannot estimate as of December

     31, 1997 the outcome of the performance condition. Accordingly, the pro forma amounts of net income and earnings per share described above do not include any pro forma compensation expense related to the performance-based stock options granted in 1997 and 1996.

     For disclosure purposes, the fair value of each performance-based stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1996: annual dividends of $0.00, expected volatility of 93% and 118%, risk-free interest rate of 6.08% and 6.42% and expected life of five years for all grants. The weighted-average fair value of the performance-based stock options granted in 1997 and 1996 was $1.50 and $.90.

     Non-Incentive Stock Option Agreements

     The Company has non-incentive stock option agreements with four of its directors and/or officers.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



7.   Stock Options (Continued)
     -------------------------

     Summary

     Stock options transactions (other than performance-based stock options) are summarized as follows:

                                                                                       Weighted-
                                                            Number        Exercise      Average
                                                              of           Price       Exercise
                                                            Shares         Range         Price
                                                          ---------      ----------   ----------

      Options outstanding, January 1, 1996                1,800,000      $.06 - 1.50    $  .49

      Options granted                                     2,215,000      .70 - 2.00       1.03

      Options expired                                    (  100,000)         .07           .07
                                                          ---------


      Options outstanding, December 31, 1996              3,915,000      .06 - 2.00        .81

      Options granted                                       850,000      2.00 - 6.84      3.07

      Options expired/canceled                           (1,000,000)     .75 - 2.00       1.38
                                                          ---------

      Options outstanding, December 31, 1997             3,765,000      .06 - 6.84       1.17
                                                          =========

      Options exercisable, December 31, 1996              1,099,167      .06 - 1.50        .34
                                                          =========

      Options exercisable, December 31, 1997              1,566,667      .06 - 2.75        .55
                                                          =========



     The following table summarizes information about the options outstanding at December 31, 1997 other than performance-based stock options:

                                    Options Outstanding                   Options Exercisable
                       -------------------------------------------   ---------------------------
                                        Weighted-
                                         Average       Weighted-                      Weighted-
      Range of                           Remaining     Average                        Average
      Exercise           Number        Contractual      Exercise       Number         Exercise
       Prices         Outstanding      Life (Years)      Price      Outstanding        Price
      --------        -----------      ------------    ----------   -----------      ----------

     $.06 - .22         1,100,000         1.45           $  .11        925,000         $  .10
     .70 - 1.00         1,405,000         3.49              .78        366,667            .87
     1.25 - 2.00          560,000         3.28             1.54        210,000           1.26
     2.75 - 6.84          700,000         4.73             3.31         65,000           2.75


                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




8.   Common Stock and Stock Warrants
     -------------------------------

     In April 1997, the Company raised $400,000 through the private placement issuance of 266,667 shares of common stock at $1.50 per share. Several of the Company's executives and employees accounted for a majority of the shares issued. In June 1997, the agreement was amended to provide for additional shares to the subscribers to bring the value of their investment to $2.00 per share if the closing price on the anniversary date, April 1998, was less than $2.00 per share.

     In August 1997, the Company raised $1,500,000 through the private placement issuance of 750,000 units at $2.00 per unit. Each unit consists of one share of common stock and a redeemable common stock purchase warrant at $2.00 per share for a period of two years. The units were issued to an executive of the Company and a private investment group. In response to the Notice of Redemption issued by the Company, the executive exercised 250,000 shares of the warrants in December 1997 (see Note 3). Thereafter, in January 1998, the private investment group exercised 500,000 shares of the warrants.

     In December, 1997, the Company raised $2,330,813 through the private placement issuance of 581,250 units at $4.01 per unit. Each unit consists of one share of common stock and a redeemable common stock purchase warrant at $5.75 per share for a period of five years. Should the price of the Company's stock exceed $11.50 per share for 20 consecutive trading days, the Company may request redemption of the warrants at a price of $.01 per share. The warrant holders would then have 30 days in which to either exercise the warrant or accept the redemption offer. The Company has provided the investors with certain price protection, subject to certain conditions being met, which may require the Company to issue additional shares and warrants to these investors without receiving additional consideration. Subsequent to December 31, 1997, the price protection element of the above expired.

     In connection with the 1995 issuance of 1,000,000 shares of its common stock, the Company issued warrants to purchase 850,000 shares of the Company's common stock. The warrants are all presently exercisable at prices ranging from $.125 to $.50 per share. These warrants expire in 2000. During the fiscal year ended December 31, 1997 and 1996, none of these warrants were exercised. In lieu of the payment of the exercise price in cash, the holders of these warrants have the right (but not the obligation) to convert the warrants, in whole or in part, into common stock as follows; upon exercise of the conversion rights of the warrant, the Company shall deliver to the holder that number of shares of common stock equal to the quotient obtained by dividing the remainder derived from subtracting (a) the exercise price multiplied by the number of shares of common stock being converted from (b) the market price of the common stock multiplied by the number of shares of common stock being converted, by the market price of the stock.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



9.   Employee Benefit Plan

     The Company has a 401(k) profit sharing plan for the benefit of all eligible employees as defined in the plan documents. The plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may, at its discretion, match within prescribed limits, the contributions of the employees. Employer contributions to the plan amounted to $7,727 and $4,918 in 1997 and 1996.

10.  Commitments and Contingency

     Leases

     The Company leases its executive office, expiring in March 2002 under a noncancelable operating lease. The lease requires minimum annual rentals and certain other expenses including real estate taxes. Rent expense including real estate taxes for the years ended December 31, 1997 and 1996 aggregated $152,268 and $80,469, respectively.

     As of December 31, 1997, the Company's future minimum rental commitments are as follows:

                    1998                           $170,300
                    1999                            177,100
                    2000                            184,300
                    2001                            191,600
                    2002                             48,400
                                                   --------

                                                   $771,700
                                                   ========

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




10.  Commitments and Contingency

     Employment Contracts

     The Company has employment contracts with its two principal officers expiring on December 31, 1998. The agreements provide minimum annual salaries of approximately $290,000 to the Chairman and $212,000 to the President. The agreements also provide for additional incentive compensation of 4% each of the Corporation's pre-tax income. Incentive compensation for the year ended December 31, 1996 was waived by the two principal officers of the Company.

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

11.  Income Taxes

     The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes.

     At December 31, 1997, the Company has an operating loss carryforward of approximately $2,040,000 which is available to offset future taxable income. A valuation allowance has been recognized to offset the full amount of the related deferred tax asset of approximately $770,000 at December 31, 1997, and $130,000 at December 31, 1996 due to the uncertainty of realizing the benefit of the loss carryforwards.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



11.  Income Taxes

     At December 31, 1997, the Company's net operating loss carryforwards are scheduled to expire as follows:

           Year ended December 31,
           -----------------------


                   2002               $   232,000
                   2003                    24,000
                   2005                    50,000
                   2008                    34,000
                   2012                 1,700,000
                                      -----------

                                       $2,040,000
                                      ===========


     The Company's effective income tax rate differs from the Federal statutory rate as follows:



                                                                  1997            1996
                                                             --------------    ----------

       Federal statutory rate                                     34.0%            34.0%

       Utilization of net operating loss carryforwards           (34.0 )          (34.0 )

       State income taxes                                           .1              1.6
                                                                -------          -------

                                                                    .1%             1.6%
                                                                =======          =======


12.  Advertising Expense

     Advertising expense (other than from discontinued operations) amounted to $116,759 and $46,616 in 1997 and 1996.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



13.  Discontinued Operations

     At June 30, 1997, the Company decided to discontinue its direct-response marketing division. Accordingly, the operating results of the division have been segregated from continuing operations and reported separately on the statement of operations. Net sales for discontinued operations were $2,500,097 and $727,570 for 1997 and 1996.

     At the measurement date, the Company did not provide for any loss on disposal or anticipate any continuing losses form this division. Subsequent to the measurement date, the division reflected losses of $440,872 which are reflected as a disposal loss in the accompanying financial statements.

     At December 31, 1997, the Company is in the process of liquidating its remaining inventory of $61,642 and collecting the outstanding accounts receivable and other claims of approximately $225,000. The Company has various related accrued liabilities of approximately $25,000. The Company anticipates completing the disposal of this segment by June 30, 1998.

14.  Contingency

     On January 29, 1998, the Company terminated the employment of its chief financial and accounting officer, who had been employed by the Company since November 17, 1997 pursuant to an employment contract. The employment contract provided for a base salary of $145,000 during the first year of the contract, $152,250 during the next year of the contract and $160,000 during the third year of the contract. The employment contract also provided for the employee to receive incentive compensation equal to 2% of annual pre-tax earnings of the Company, and health and other fringe benefits. Further, the employee was granted options to purchase 120,000 shares of common stock of the Company. Such options were cancelled upon the termination of employment. The employee has asserted a claim against the Company for an unspecified amount, including, but not limited to the remaining unpaid portion of the employment contract, and other losses sustained.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



14.  Contingency (Continued)

     While any litigation contains an element of uncertainty, management, based upon the opinion of the Company's counsel, presently believes that the employee's potential claim against the Company is without merit, and will be successfully defended by the Company, and that the outcome of this matter will not have a material adverse effect on the Company's results of operations or financial position. Accordingly, the Company has not provided for any loss on this matter in the accompanying financial statements.


15.  Subsequent Events

     On March 8, 1998, the Company signed a letter of intent to acquire substantially all of the assets owned by an individual doing business as Body Shop Video's Business Development Group for $1,000,000 cash and $1,000,000 worth of the Company's common stock. The completion of this potential acquisition is subject to, among other things, satisfactory due diligence, and approval by the Board of Directors of the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY GROUP, INC.

By:            s/ Barry Siegel
               ---------------
               Barry Siegel
               Chairman of the Board of Directors,
               Treasurer, Secretary,
               Chief Executive Officer,
               Principal Accounting Officer


Date: March 16, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:            s/ Barry Siegel
               ---------------
               Barry Siegel
               Chairman of the Board of Directors,
               Treasurer, Secretary,
               Chief Executive Officer,
               Principal Accounting Officer


Date: March 16, 1998


By:            s/ Michael Karpoff
               ------------------
               Michael Karpoff
               President and Director


Date: March 16, 1998


By:            /s/ Leonard Giarraputo
               ----------------------
               Leonard Giarraputo
               Director

Date: March 16, 1998


By:     s/ Paul Di Stefano
        ------------------
        Paul Di Stefano
        Director

Date:
      ------------------------


By:
               ------------------
               Philip M. Panzera
               Director

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

10.1 Sample employment agreement executed between the Barry Siegel and Michael Karpoff dated January 18, 1996 incorporated by reference to
        Exhibit 10.1 of the Company's Form 10- KSB for the fiscal year ended December 31, 1995.

10.2 Sample warrant granted to transferees of Kirlin Securities, Inc., placement agent to the private placement, dated December 18, 1995 incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

10.3    The Company's 1995 Incentive Stock Plan incorporated by reference to
        Exhibit 10.1 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.4 Employment Agreement between the Company and Paul Zucker dated September 3, 1996 incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB for the period ended September 30, 1996..

10.5 Employment Agreement between the Company and Steven Zucker dated September 3, 1996 incorporated by reference to Exhibit 10.3 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.6 Employment Agreement between the Company and Donald Shanley dated September 3, 1996 incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.7 Employment Agreement between the Company and Barry J. Spiegel dated September 3, 1996 incorporated by reference to Exhibit 10.5 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.8 Employment Agreement between the Company and Douglas Konetzni dated December 16, 1996 incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB for the year ended December 31, 1996.

10.9 General Loan and Collateral Agreement dated July 29, 1996 between the Company and Chase Manhattan Bank incorporated by reference to Exhibit
        10.11 of the Company's Form 10- KSB for the year ended December 31,
        1996.

10.10 Security Agreement dated July 29, 1996 between the Company and Chase Manhattan Bank incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB for the year ended December 31, 1996..

10.11 Short Term Loan Agreement dated April 15, 1997 between the Company and The Chase Manhattan Bank incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the period ended June 30, 1997.

10.12 Promissory Note dated April 15, 1997 payable to The Chase Manhattan Bank incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB for the period ended June 30, 1997.

10.13 Lease Agreement dated December 6, 1996 between the Company and 51 East Bethpage Holding Corporation for lease of the Company's facilities in Plainview, New York incorporated by reference to Exhibit 10.3 of the Company's Form 10-QSB for the period ended June 30, 1997.

10.14 First Amendment to Lease Agreement dated July 14, 1997 amending the lease dated December 6, 1996 between the Company and 51 East Bethpage Holding Corporation incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB for the period ended June 30, 1997.

10.15 Form of subscription agreement executed by subscribers to the Company's private placement dated August 26, 1997 incorporated by reference to
        Exhibit 10.1 of the Company's Form 10- QSB for the period ended September 30, 1997.

10.16 Form of warrant granted to subscribers to the Company's private placement dated August 26, 1997 incorporated by reference to Exhibit
        10.2 of the Company's Form 10-QSB for the period ended September 30, 1997.

10.17 Form of subscription agreement executed by subscribers to the Company's private placement dated December 19, 1997 filed herein.

10.18 Form of warrant executed by the Company's pursuant to the subscription agreement dated December 19, 1997 filed herein.

10.19 Employment agreement between the Company and Philip M. Panzera dated November 14, 1997 filed herein.

10.20 Amendment to employment agreement dated November 26, 1997 between the Company and Michael Karpoff filed herein.

10.21 Amendment to employment agreement dated November 26, 1997 between the Company and Barry Siegel filed herein.

10.22   Termination Agreement dated July 16, 1997 between the Company and
        Douglas

        Konetzni filed herein.

10.23 Termination Agreement dated May 20, 1997 between the Company and Paul Zucker filed herein.

10.24 Amendment to Termination Agreement dated August 22, 1997 between the Company and Paul Zucker filed herein.

10.25 Termination Agreement dated May 20, 1997 between the Company and Steven Zucker filed herein.

10.26 Amendment to Termination Agreement dated August 22, 1997 between the Company and Steven Zucker filed herein.

13.1 Form 10-QSB for the quarter ending March 31,1997 incorporated by reference dated and previously filed.

13.2 Form 10-QSB for the quarter ending June 30, 1997 incorporated by reference and previously filed with the Commission..

13.3 Form 10-QSB for the quarter ending September 30, 1997 incorporated by reference and previously filed with the Commission..

21 Subsidiaries of the Company, incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

27      Financial Data Schedule.
                                       18