Form 10QSB
period 1998-03-31
FIRST PRIORITY GROUP INC
filed 1998-05-07
CIK 778164

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to _____________

           Commission file number 0-21467
                                  -------

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                Yes /X/  No / /

        State the number of shares outstanding of each of the issuer's classes of common equity, as of May 6, 1998: 8,231,800 shares of common stock

        Transitional Small Business Format (check one)
                Yes / /          No /X/

                          Part I Financial Information


Item 1.         Financial Statements






         THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                March 31, 1998
                                  (Unaudited)

                                    ASSETS

Current Assets:
        Cash and cash equivalents                                 $4,289,841
        Accounts receivable, less allowance for
          doubtful accounts of $15,500                             1,694,781
        Inventories                                                   70,888
        Prepaid expenses and other current assets                     90,776
                                                                 -----------
                Total current assets                               6,146,286
                                                                 -----------

Property and equipment, net of accumulated
  depreciation of $290,551                                           523,302
Security deposits and other non-current assets                        27,738
                                                                 -----------
                Total assets                                      $6,697,326
                                                                 ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                            $976,193
        Accrued expenses and other current liabilities               780,239
                                                                 -----------
                Total current liabilities                          1,756,432

Shareholders' equity:
        Common stock, $.015 par value, authorized
          20,000,000 shares; issued 8,498,467 shares                 127,477
        Additional paid-in capital                                 7,638,237
        Deficit                                                   (2,734,820)
                                                                 -----------
                                                                   5,030,894
        Less common stock held in treasury, at
          cost, 266,667 shares                                       (90,000)
                                                                 -----------
                Total shareholders' equity                         4,940,894
                                                                 -----------
                Total liabilities and shareholders' equity        $6,697,326
                                                                 ===========

  The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                   March 31,          March 31,
                                                                      1998               1997
                                                                  -----------        -----------
Revenue from operations                                            $4,017,501         $3,679,290
Costs of revenue (principally charges incurred
              at repair facilities for services)                    3,358,992          3,078,238
                                                                  -----------        -----------
Gross profit                                                          658,509            601,052

Operating expenses                                                    978,284            617,330
                                                                  -----------        -----------

Loss from operations                                                 (319,775)           (16,278)
                                                                  -----------        -----------
Other income (expense):
              Interest and other income                                51,350              4,955
              Other expenses                                           (6,771)              -
                                                                  -----------        -----------
                            Total other income                         44,579              4,955
                                                                  -----------        -----------

Loss from continuing operations                                      (275,196)           (11,323)
                                                                  ===========        ===========
Discontinued operations (Note 3):
              Loss from operations of discontinued division
                            (no income tax benefit)                      -              (341,735)
                                                                  -----------        -----------
Net income (loss)                                                   ($275,196)         ($353,058)
                                                                  ===========        ===========

Basic and diluted loss per share:
     Continuing operations                                             ($0.03)            ($0.00)
     Discontinued operations                                             -                 (0.06)
                                                                  -----------        -----------
     Net loss                                                          ($0.03)            ($0.06)
                                                                  ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                          FIRST PRIORITY GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                                 THREE MONTHS ENDED
                                                             March 31,          March 31,
                                                                1998               1997
                                                            -----------        -----------
Cash flows from operating activities:
    Net loss                                                  ($275,196)         ($353,058)
                                                            -----------        -----------
    Adjustments to reconcile net loss
    to net cash provided by (used in) operating
    activities:
        Depreciation and amortization                            32,661             13,975
        Changes in assets and liabilities
           Accounts receivable                                  (90,515)          (152,971)
           Inventories                                           (9,246)          (267,863)
           Prepaid expenses and other current assets             48,500            (23,395)
           Security deposit and other non-current assets         13,590             15,917
           Accounts payable and accrued
             expenses                                           114,836            839,754
                                                            -----------        -----------

           Total adjustments                                    109,826            425,417
                                                            -----------        -----------

    Net cash provided by (used in) operating
        activities                                             (165,370)            72,359
                                                            -----------        -----------

Cash flows from investing activities,
    additions to property and equipment                         (98,653)          (235,369)
                                                            -----------        -----------

Cash flows from financing activities:
    Proceeds from note receivable in connection                                       -
        with the exercise of warrants                           100,000
    Proceeds from issuance of common stock                    1,000,000               -
                                                            -----------        -----------
    Net cash provided by financing activities                 1,100,000               -
                                                            -----------        -----------

Net increase (decrease) in cash and cash equivalents            835,977           (163,010)
Cash and cash equivalents at beginning of period              3,453,864            683,503
                                                            -----------        -----------
Cash and cash equivalents at end of period                   $4,289,841           $520,493
                                                            ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  UNAUDITED FINANCIAL STATEMENTS

         The information contained in the condensed consolidated financial statements for the period ended March 31, 1998 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

    The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.  DISCONTINUED OPERATIONS

    In September 1996, the Company's FPG Direct division began to market consumer goods through direct mailing efforts to credit card customers of major oil companies and retail department stores. During the second quarter of 1997, the Company decided to discontinue its FPG Direct division. While the division has not participated in any new promotions since June 1997, it is continuing to pay vendors, collect receivables, and return surplus inventory. The Company does not expect to incur any additional losses during the remaining phase out period.

4.  RESULTS OF OPERATIONS

    The unaudited results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

5.  EARNINGS PER SHARE

    Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. During the three month periods ended March 31, 1998 and 1997, there was no dilutive effect from stock options and warrants.

    Weighted average number of shares were 8,092,911 and 5,883,883 in the three months ended March 31, 1998 and March 31, 1997, respectively.

6.  ISSUANCE OF COMMON STOCK

    In December 1997 the Company issued a Notice of Redemption to the holders of the warrants issued as part of the August 1997 private placement. In January 1998 the remaining warrant holder from the August 1997 private placement, exercised its right to purchase 500,000 additional shares of common stock at $2.00, permitting the Company to raise an additional $1,000,000.

7.  SUBSEQUENT EVENTS

    On March 8, 1998, the Company signed a letter of intent to acquire substantially all of the assets owned by an individual doing business as Body Shop Video's Business Development Group for $1,000,000 cash and $1,000,000 of the Company's common stock. The completion of this potential acquisition is subject to satisfactory due diligence.



         THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

Item 2.      Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Automotive Management

    Revenues from services of the automotive management operations were $4,017,501, as compared to $3,679,290 for the three months ended March 31, 1997, representing an increase of $338,211, or 9.2%. The increased revenues reflect the Company's continued success in increasing the amount of business it is conducting with continuing customers, as well adding new customers to its base of business. The direct cost of services related to such revenue (principally charges from automotive repair facilities) was $3,358,992 and $3,078,238 for the three month periods ended March 31, 1998 and 1997, respectively, resulting in an increase of $280,754 or 9.1%. The gross profit percentage for the three months ended March 31, 1998 and March 31, 1997 was stable at 16.4% and 16.3%, respectively.


    Total operating expenses were $978,284 for the three months ended March 31, 1998, as compared to $617,330 for the three months ended March 31, 1997, representing an increase of $360,954, or 58.5%. The increase in operating expenses is primarily attributable to increased payroll and related expenses specifically associated with hiring additional staff for the anticipated growth of the Affinity and Direct Appraisal and Repair Programs ("DARP") business groups, the development of an information technology department, as well as increases in other general and administrative expenses required to service the Company's group automotive management operations. The Company relocated its corporate headquarters in April 1997, more than doubling the Company's office space. As a result, rent and utility expenses more than doubled. These expenditures have positioned the Company for rapid growth in new business areas.

    Interest and other income was $51,350 for the three months ended March 31, 1998, as compared to $4,955 for the same period in 1997, representing an increase of $46,395. The increase is primarily attributable to larger average cash balances available during 1998 which have been invested in short-term cash equivalents.

    As a result of the foregoing, the net loss from continuing operations for the three months ended March 31, 1998 was $275,196 ($.03 per share) as compared to a net loss of $24,521 ($.00 per share) for the comparable three months in 1997.

FPG Direct (Discontinued operations)

    The Company, prior to September 1996, conducted business in automotive fleet management and related operations ("Automotive Management"). In September of 1996, the Company commenced a new line of business, under the name FPG Direct. FPG Direct marketed consumer goods to the credit card base of customers of oil companies and retail department stores through direct mailing efforts throughout the United States.

    This division posted no results that affected the Condensed Consolidated Statements of Operations for the period ended March 31, 1998. Discontinued operations resulted in a loss of $341,731 for the three months ended March 31, 1997 ($.06 per share). Returns and sales for this division have been continuing in a decreasing manner, however accruals previously recorded for FPG Direct have accounted for these anticipated transactions. Inventories are being decreased through returns to manufacturers and suppliers. It is anticipated that all inventory will be returned by September 1, 1998.

Liquidity and Capital Resources

    As of March 31, 1998, the Company had cash and cash equivalents of $4,289,841 and working capital was $4,389,854. The Company's operating activities used $165,370 of cash in the first quarter of 1998 as compared to the first quarter of 1997 where operating activities generated $72,359 of cash. As discussed above, the Company has experienced large increases in its operating costs in order to accommodate the anticipated growth of the Company as it explores and enters into new business.

    The Company believes that its present cash position will enable the Company to continue to support its operations for the short and longer term.

Forward Looking Statements - Cautionary Factors

    Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


                            Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Share holders on March 23, 1998. The following matters were voted upon at the meeting:

1. The following slate of nominees stood for election to the Board of Directors:

                                    For               Against          Withheld
                                    ---               -------          --------
Barry Siegel                        5,185,833         0                0
Michael Karpoff                     5,185,833         0                0
Paul J. Di Stefano                  5,185,833         0                0
Barry J. Spiegel                    5,185,833         0                0
Leonard Giarraputo                  5,185,833         0                0

2. Ratification of the selection by the Board of Directors of Nussbaum Yates &

    Wolpow, P.C. as the independent accountants to audit the Company's financial statements for 1998.

                                    For               Against          Withheld
                                    ---               -------          --------
Barry Siegel                        5,185,833         0                0
Michael Karpoff                     5,185,833         0                0
Paul Di Stefano                     5,185,833         0                0
Barry J. Spiegel                    5,185,833         0                0
Leonard Giarraputo                  5,185,833         0                0

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits

    10.1 Employment Agreement dated March 23, 1998 between the Company and Gerald M. Zutler.


    27       Financial Data Schedules

(b)          Reports on Form 8-K

    None

                                   SIGNATURES


    Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FIRST PRIORITY GROUP, INC.


Date: May 5, 1998                  By:     /s/ Barry Siegel
                                           ----------------
                                           Barry Siegel
                                           Chairman of the Board
                                           of Directors, Chief Executive Officer
                                           Treasurer,  Secretary and Principal
                                           Financial and Accounting Officer

                                Index of Exhibits

Exhibit No.           Description

    10.1 Employment Agreement dated March 23, 1998 between the Company and Gerald M. Zutler.

    27       Financial Data Schedules