Form 10QSB
period 1998-06-30
FIRST PRIORITY GROUP INC
filed 1998-08-12
CIK 778164

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from       to
                                          -----    -----

                        Commission file number 0-21467
                                               -------

                           FIRST PRIORITY GROUP, INC
                           -------------------------
       (Exact name of small business issuer as specified in its charter)

            New York                                        11-2750412
            --------                                        ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

                             51 East Bethpage Road
                           Plainview, New York 11803
                           -------------------------
                   (Address of principal executive offices)

                                (516) 694-1010
                                --------------
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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of August 6, 1998: 8,231,800 shares of common stock

                       --------------------------------


         Transitional Small Business Format (check one)

                Yes[   ]          No[ X ]

                         Part I Financial Information



Item 1.         Financial Statements








         THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                June 30, 1998
                                 (Unaudited)


                                    ASSETS

 Current Assets:
         Cash and cash equivalents                                                $3,931,566
         Accounts receivable, less allowance for
           doubtful accounts of $15,500                                            1,558,379
         Inventories                                                                  35,588
         Prepaid expenses and other current assets                                   114,167
                                                                                  ----------
                 Total current assets                                              5,639,700

 Property and equipment, net of accumulated
   depreciation of  $324,336                                                         525,494
 Security deposits and other non-current assets                                       27,738
                                                                                  ----------
                 Total assets                                                     $6,192,932
                                                                                  ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
         Accounts payable                                                           $810,106
         Accrued expenses and other current liabilities                              796,632
                                                                                  ----------
                 Total current liabilities                                         1,606,738
                                                                                  ----------


 Shareholders' equity:
         Common stock, $.015 par value, authorized
           20,000,000 shares; issued 8,498,467 shares                                127,477
         Additional paid-in capital                                                7,638,237
         Deficit                                                                  (3,089,520)
                                                                                  ----------
                                                                                   4,676,194
         Less common stock held in treasury, at
           cost, 266,667 shares                                                      (90,000)
                                                                                  ----------
                 Total shareholders' equity                                        4,586,194
                                                                                  ----------
                 Total liabilities and shareholders' equity                       $6,192,932
                                                                                  ==========


  The accompanying notes are an integral part of these financial statements.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unauditied)

                                                                            THREE MONTHS ENDED
                                                                          June 30,          June 30,
                                                                            1998              1997
                                                                        ----------         ----------
Revenue from operations                                                 $3,751,677         $3,197,844
Costs of revenue (principally charges incurred
              at repair facilities for services)                         3,115,360          2,628,802
                                                                        ----------         ----------
Gross profit                                                               636,317            569,042

Operating expenses                                                       1,089,414            663,699
                                                                        ----------         ----------

Loss from operations                                                      (453,097)           (94,657)
                                                                        ----------         ----------

Other income (expense):
              Interest and other income                                     98,691             15,983
              Other expenses                                                  (294)            (1,730)
                                                                        ----------         ----------
                            Total other income                              98,397             14,253
                                                                        ----------         ----------

Loss from continuing operations                                           (354,700)           (80,404)
Discontinued operations (Note 3):
              Loss from operations of discontinued division
                            (no income tax benefit)                           -              (328,463)
                                                                        ----------         ----------
Net loss                                                                 ($354,700)         ($408,867)
                                                                        ==========         ==========

Basic and diluted loss per share:
     Continuing operations                                                  ($0.04)            ($0.01)
     Discontinued operations                                                    -               (0.06)
                                                                        ----------         ----------
     Net loss                                                               ($0.04)            ($0.07)
                                                                        ==========         ==========

  The accompanying notes are an integral part of these financial statements.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unauditied)

                                                                               SIX MONTHS ENDED
                                                                          June 30,           June 30,
                                                                            1998               1997
                                                                        ----------         ----------
Revenue from operations                                                 $7,769,178         $6,877,134
Costs of revenue (principally charges incurred
              at repair facilities for services)                         6,474,352          5,707,040
                                                                        ----------         ----------
Gross profit                                                             1,294,826          1,170,094

Operating expenses                                                       2,067,698          1,281,029
                                                                        ----------         ----------

Loss from operations                                                      (772,872)          (110,935)
                                                                        ----------         ----------

Other income (expense):
              Interest and other income                                    150,041             20,938
              Other expenses                                                (7,065)            (1,730)
                                                                        ----------         ----------
                            Total other income                             142,976             19,208
                                                                        ----------         ----------

Loss from continuing operations                                           (629,896)           (91,727)
Discontinued operations (Note 3):
              Loss from operations of discontinued division
                            (no income tax benefit)                           -              (670,198)
                                                                        ----------         ----------
Net loss                                                                 ($629,896)         ($761,925)
                                                                        ==========         ==========

Basic and diluted loss per share:
     Continuing operations                                                  ($0.08)            ($0.02)
     Discontinued operations                                                    -               (0.11)
                                                                        ----------         ----------
     Net loss                                                               ($0.08)            ($0.13)
                                                                        ==========         ==========


  The accompanying notes are an integral part of these financial statements.

                          FIRST PRIORITY GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)


                                                                 SIX MONTHS ENDED
                                                             June 30,             June 30,
                                                               1998                 1997
                                                           ----------             --------
Cash flows from operating activities:
    Net loss                                                ($629,896)           ($761,925)
                                                           ----------             --------
    Adjustments to reconcile net loss
    to net cash provided by (used in) operating
    activities:
        Depreciation and amortization                          66,446               36,918
        Provision for bad debt                                                      28,000
        Changes in assets and liabilities
           Accounts receivable                                 45,887             (390,943)
           Inventories                                         26,054               96,006
           Prepaid expenses and other current assets           25,109               81,890
           Security deposit and other non-current asset        13,590               19,575
           Accounts payable and accrued
             expenses                                         (34,858)             991,346
                                                           ----------             --------

           Total adjustments                                  142,228              862,792
                                                           ----------             --------

    Net cash provided by (used in) operating
        activities                                           (487,668)             100,867
                                                           ----------             --------

Cash flows from investing activities,
    additions to property and equipment                      (134,630)            (322,798)
                                                           ----------             --------

Cash flows from financing activities:
    Repayment under line of credit financing                  -                   (600,000)
    Proceeds from bank loan                                   -                    150,000
    Principal payments on bank loan                           -                     (8,334)
    Proceeds from note receivable in connection
        with the exercise of warrants                         100,000              -
    Proceeds from issuance of common stock                  1,000,000              400,000
                                                           ----------             --------
    Net cash provided by (used in) financing activities     1,100,000              (58,334)
                                                           ----------             --------

Net increase (decrease) in cash and cash equivalents          477,702             (280,265)
Cash and cash equivalents at beginning of period            3,453,864              683,503
                                                           ----------             --------
Cash and cash equivalents at end of period                 $3,931,566             $403,238
                                                           ==========             ========


  The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  UNAUDITED FINANCIAL STATEMENTS

         The information contained in the condensed consolidated financial statements for the period ended June 30, 1998 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

    The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.  DISCONTINUED OPERATIONS

    In September 1996, the Company's FPG Direct division began to market consumer goods through direct mailing efforts to credit card customers of major oil companies and retail department stores. During the second quarter of 1997, the Company decided to discontinue its FPG Direct division. While the division has not participated in any new promotions since June 1997, it is continuing to collect receivables and return surplus inventory. The Company does not expect to incur any additional losses during the remaining phase out period.

4.  RESULTS OF OPERATIONS

    The unaudited results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

5.  EARNINGS PER SHARE

    Basic earnings (loss) per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. During the six month periods ended June 30, 1998 and 1997, there was no dilutive effect from stock options and warrants.

    Weighted average number of shares were 8,231,800 and 6,018,681 in the three months ended June 30, 1998 and June 30, 1997, respectively and 8,162,739 and 5,951,655 for the six months ended June 30, 1998 and 1997, respectively.

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






THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                          PART II - OTHER INFORMATION


Item 1.      Legal Proceedings

    The Company was served with a summons and complaint filed by Philip M. Panzera in United States District Court (Eastern District, NY) alleging that the Company wrongfully terminated his employment on January 29, 1998 pursuant to an employment agreement dated November 14, 1997 (the "Employment Agreement") and wrongfully converted Mr. Panzera's personal property. Mr. Panzera is seeking monetary damages in excess of $1 million. Mr. Panzera held the position in the Company of Senior Vice President, Chief Financial Officer for the period of November 17, 1997 through January 29, 1998. The Company has recently answered this complaint and denied all of Mr. Panzera's allegations stating that the Company properly terminated Mr. Panzera for cause pursuant to the Employment Agreement. Additionally, the Company has filed a counterclaim against Mr. Panzera alleging, among other things, that Mr. Panzera fraudulently induced the Company to enter into the Employment Agreement by making false representations concerning his educational background, employment history, experience and skills. The Company is seeking monetary damages of no less than $1 million. The Company believes that Mr. Panzera's claim is without merit and intends to vigorously defend this suit.

Item 2.      Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Automotive Management

    Revenues from services of the automotive management operations were $3,751,677, as compared to $3,197,844 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $553,833, or 17.3%. For the six months ended June 30, 1998 revenues from services were $7,769,178 as compared to $6,877,134 for the same period in 1997, representing an increase of $892,044 or 13.0%. The increased revenues reflect the Company's continued success in increasing the amount of business it is conducting with continuing customers, as well adding new customers to its base of business. The direct cost of services related to such revenue (principally charges from automotive repair facilities) was $3,115,360 and $2,628,802 for the three month periods ended June 30, 1998 and 1997, respectively, resulting in an increase of $486,558 or 18.5%. The direct cost of services for the six months ended June 30, 1998 and 1997, respectively were $6,474,352 and $5,707,040 representing an increase of $767,312 or 13.4%. The gross profit percentage was relatively stable at 17.0% and 16.7% for the three and six months ended June 30, 1998, respectively, as compared to 17.8% and 17.0% for the same periods of 1997.

    Total operating expenses were $1,089,414 for the three months ended June 30, 1998, as compared to $663,699 for the three months ended June 30, 1998, representing an increase of $425,715 or 64.1%. For the six months ended June 30, 1998, total operating expenses were $2,067,698, an increase of $786,669 or 61.4% from total operating expenses of $1,281,029 for the same period of 1997. The increase in operating expenses is primarily attributable to increased payroll and related expenses specifically associated with hiring additional staff for the anticipated growth of the Direct Repair Programs ("DRP") business groups, the development of an information technology department, as well as increases in other general and administrative expenses required to service the Company's group automotive management operations. The Company relocated its corporate headquarters in April 1997, more than doubling the Company's office space. As a result, rent and utility expenses more than doubled. These expenditures have positioned the Company for rapid growth in new business areas.

    Interest and other income was $98,691 and $150,041 for the three and six months ended June 30, 1998, as compared to $15,983 and $20,938 for the same periods in 1997, representing an increase of $82,708 and $129,103, respectively. The increase is primarily attributable to larger average cash balances available during 1998 which have been invested in short-term cash equivalents as well as the proceeds of a $40,000 settlement of a lawsuit received in June 1998.

    As a result of the foregoing, the net loss from continuing operations for the three months ended June 30, 1998 was $354,700 ($.04 per share) as compared to a net loss of $80,404 ($.01 per share) for the comparable three months in 1997. For the six months ended June 30, 1998, net loss from continuing operations was $629,896 ($.08 per share) as compared to a net loss of $91,727 ($.02 per share) for the six months ended June 30, 1997.

FPG Direct (Discontinued operations)

    In September of 1996, the Company commenced a new line of business, under the name FPG Direct. FPG Direct marketed consumer goods to the credit card base of customers of oil companies and retail department stores through direct mailing efforts throughout the United States. The division was discontinued during the second quarter of 1997.

    This division posted no results that affected the Condensed Consolidated Statements of Operations for the six months ended June 30, 1998. Discontinued operations resulted in a loss of $328,643 and $670,198 for the three and six months ended June 30, 1997 ($.06 and $.11 per share), respectively. Inventories are being decreased through returns to manufacturers and suppliers.

Liquidity and Capital Resources

    As of June 30, 1998, the Company had cash and cash equivalents of $3,931,566 and working capital was $4,032,962. The Company's operating activities used $487,668 of cash in the six months of 1998 as compared to the same period of 1997 where operating activities generated $100,867 of cash. As discussed above, the Company has experienced increases in its operating costs in order to accommodate the anticipated growth of the Company as it explores and enters into new business.

    The Company believes that its present cash position will enable the Company to continue to support its operations for the short and longer term.

Other Matters

    On March 8, 1998, the Company signed a letter of intent to acquire substantially all of the assets owned by an individual doing business as Body Shop Video's Business Development Group. The parties were unable to consummate a final agreement; therefore, discussions have been discontinued.

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



                          FIRST PRIORITY GROUP, INC.

Date: August 14, 1998                     By:  /s/ Barry Siegel
                                               ----------------
                                          Barry Siegel
                                          Chairman of the Board
                                          of Directors, Chief Executive Officer
                                          Treasurer,  Secretary and Principal
                                          Financial and Accounting Officer

                               Index of Exhibits

Exhibit No.           Description
-----------           -----------


    27       Financial Data Schedule