Form 10QSB
period 1998-09-30
FIRST PRIORITY GROUP INC
filed 1998-11-17
CIK 778164

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from         to
                                                      -------    --------

                         Commission file number 0-21467
                                                -------------------------

                           FIRST PRIORITY GROUP, INC
                           -------------------------
       (Exact name of small business issuer as specified in its charter)

            New York                                   11-2750412
------------------------------                       -------------------
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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 1998: 8,231,800 shares of common stock
                                           ----------------------------------

        Transitional Small Business Format (check one)
                Yes[   ] No [ X ]

                          Part I Financial Information


Item 1. Financial Statements











         THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                              September 30, 1998
                                  (Unaudited)
                                     ASSETS

   Current Assets:
                Cash and cash equivalents                                                $3,580,567
                Accounts receivable, less allowance for
                  doubtful accounts of $15,500                                            1,500,200
                Inventories                                                                  36,149
                Prepaid expenses and other current assets                                   168,384
                                                                                         ----------
                            Total current assets                                          5,285,300
   Property and equipment, net of accumulated
     depreciation of  $361,247                                                              549,701
   Security deposits and other non-current assets                                            34,238
                                                                                         ----------
                            Total assets                                                 $5,869,239
                                                                                         ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
                Accounts payable                                                           $843,944
                Accrued expenses and other current liabilities                              941,554
                                                                                         ----------
                            Total current liabilities                                     1,785,498

   Shareholders' equity:
                Common stock, $.015 par value, authorized
                  20,000,000 shares; issued 8,498,467 shares                                127,477
                Additional paid-in capital                                                7,638,237
                Deficit                                                                  (3,591,973)
                                                                                         ----------
                Less common stock held in treasury, at
                  cost, 266,667 shares                                                      (90,000)
                                                                                         ----------
                            Total shareholders' equity                                    4,083,741
                                                                                         ----------
                            Total liabilities and shareholders' equity                   $5,869,239
                                                                                         ==========


   The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                      September 30,              September 30,
                                                                                          1998                       1997
                                                                                   --------------------       --------------------

Revenue from operations                                                                     $3,230,990                 $3,412,788
Costs of revenue (principally charges incurred
                     at repair facilities for services)                                      2,687,637                  2,801,553
                                                                                   --------------------       --------------------
Gross profit                                                                                   543,353                    611,235

Operating expenses                                                                           1,088,102                    730,718
                                                                                   --------------------       --------------------

Loss from operations                                                                          (544,749)                  (119,483)
                                                                                   --------------------       --------------------
Other income (expense):
                     Interest and other income                                                  42,846                     11,047
                     Other expenses                                                               (550)                    (6,663)
                                                                                   --------------------       --------------------
                                         Total other income                                     42,296                      4,384
                                                                                   --------------------       --------------------

Loss from continuing operations                                                               (502,453)                  (115,099)
Discontinued operations (Note 3):
                     Loss from operations of discontinued division
                                         (no income tax benefit)                               -                         (256,511)
                                                                                   --------------------       --------------------
Net loss                                                                                     ($502,453)                 ($371,610)
                                                                                   ====================       ====================

Basic and diluted loss per share:
     Continuing operations                                                                      ($0.06)                    ($0.02)
     Discontinued operations                                                                     -                          (0.04)
                                                                                   --------------------       --------------------
     Net loss                                                                                   ($0.06)                    ($0.06)
                                                                                   ====================       ====================


   The accompanying notes are an integral part of these financial statements.

INSERT TABLE

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                               September 30,                  September 30,
                                                                                    1998                           1997
                                                                           -----------------------        -----------------------

Revenue from operations                                                               $11,000,168                    $10,289,922
Costs of revenue (principally charges incurred
                     at repair facilities for services)                                 9,161,989                      8,508,593
                                                                           -----------------------        -----------------------
Gross profit                                                                            1,838,179                      1,781,329

Operating expenses                                                                      3,155,800                      2,011,747
                                                                           -----------------------        -----------------------

Loss from operations                                                                   (1,317,621)                      (230,418)
                                                                           -----------------------        -----------------------
Other income (expense):
                     Interest and other income                                            192,887                         31,985
                     Other expenses                                                        (7,615)                        (8,393)
                                                                           -----------------------        -----------------------
                                         Total other income                               185,272                         23,592
                                                                           -----------------------        -----------------------

Loss from continuing operations                                                        (1,132,349)                      (206,826)
Discontinued operations (Note 3):
                     Loss from operations of discontinued division
                                         (no income tax benefit)                            -                           (926,709)
                                                                           -----------------------        -----------------------
Net loss                                                                              ($1,132,349)                   ($1,133,535)
                                                                           =======================        =======================

Basic and diluted loss per share:
     Continuing operations                                                                 ($0.14)                        ($0.03)
     Discontinued operations                                                              -                                (0.15)
                                                                           -----------------------        -----------------------
     Net loss                                                                              ($0.14)                        ($0.18)
                                                                           =======================        =======================


   The accompanying notes are an integral part of these financial statements.

                          FIRST PRIORITY GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                       NINE MONTHS ENDED
                                                 September 30,    September 30,
                                                     1998             1997
                                                 -------------    ------------
Cash flows from operating activities:
   Net loss                                       ($1,132,349)     ($1,133,535)
                                                   ----------      -----------
   Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization                    103,358           58,967
     Provision for bad debts                               --           11,000
     Changes in assets and liabilities
       Accounts receivable                            104,066           68,248
       Inventories                                     25,493          140,280
       Prepaid expenses and other current assets      (29,108)         275,836
       Security deposit and other non-current
         assets                                         7,090           19,575
       Accounts payable and accrued expenses          143,902          (20,468)
                                                   ----------      -----------

       Total adjustments                              354,801          545,438
                                                   ----------      -----------

    Net cash used in operating activities            (777,548)        (588,097)
                                                   ----------      -----------

Cash flows used in investing activities,
   additions to property and equipment               (195,749)        (380,455)
                                                   ----------      -----------

Cash flows from financing activities:
   Repayment under line of credit financing                --         (600,000)
   Proceeds from bank loan                                 --          150,000
   Principal payments on bank loan                         --          (20,835)
   Proceeds from note receivable in connection
     with the exercise of warrants                    100,000               --
   Proceeds from issuance of common stock           1,000,000        1,800,000
                                                   ----------      -----------
   Net cash provided by financing activities        1,100,000        1,429,186
                                                   ----------      -----------

Net increase in cash and cash equivalents             126,703          460,613
Cash and cash equivalents at beginning of period    3,453,864          683,503
                                                   ----------      -----------
Cash and cash equivalents at end of period         $3,580,587       $1,144,116
                                                   ==========       ==========

  The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  UNAUDITED FINANCIAL STATEMENTS

         The information contained in the condensed consolidated financial statements for the period ended September 30, 1998 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

    The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.  DISCONTINUED OPERATIONS

    In September 1996, the Company=s FPG Direct division began to market consumer goods through direct mailing efforts to credit card customers of major oil companies and retail department stores. During the second quarter of 1997, the Company decided to discontinue its FPG Direct division. While the division has not participated in any new promotions since June 1997, it is continuing to collect receivables and return surplus inventory. The Company does not expect to incur any additional losses during the remaining phase out period.

4.  RESULTS OF OPERATIONS

    The unaudited results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

5.  EARNINGS PER SHARE

    Basic earnings (loss) per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. During the nine month periods ended September 30, 1998 and 1997, there was no dilutive effect from stock options and warrants.

    Weighted average number of shares were 8,231,800 and 6,411,420 in the three months ended September 30, 1998 and September 30, 1997, respectively and 8,186,0102 and 6,133,944 for the nine months ended September 30, 1998 and 1997, respectively.

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














THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

Item 2.      Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Automotive Management

    Revenues from services of the automotive management operations were $3,230,990, as compared to $3,412,788 for the three months ended September 30, 1998 and 1997, respectively, representing a decrease of $181,798, or 5.3%. For the nine months ended September 30, 1998 revenues from services were $11,000,168 as compared to $10,289,922 for the same period in 1997, representing an increase of $710,246 or 6.9%. The direct cost of services related to such revenue (principally charges from automotive repair facilities) was $2,687,637 and $2,801,553 for the three month periods ended September 30, 1998 and 1997, respectively, resulting in a decrease of $113,916 or 4.1%. The direct cost of services for the nine months ended September 30, 1998 and 1997, respectively were $9,161,989 and $8,508,593 representing an increase of $653,396 or 7.7%. Revenues from automotive management are sensitive to the vehicle accident rate. During the third quarter of 1998 the vehicle accident rate decreased due to moderate weather conditions throughout most of the United States. The gross profit percentage was relatively stable at 16.8% and 16.7% for the three and nine months ended September 30, 1998, respectively, as compared to 17.9% and 17.3% for the same periods of 1997.

    Total operating expenses were $1,088,102 for the three months ended September 30, 1998, as compared to $730,718 for the three months ended September 30, 1997, representing an increase of $357,384 or 48.9%. For the nine months ended September 30, 1998, total operating expenses were $3,155,800, an increase of $1,144,053 or 56.9% from total operating expenses of $2,011,747 for the same period of 1997. The increase in operating expenses is primarily attributable to increased payroll and related expenses specifically associated with hiring additional staff for the anticipated growth of the Direct Repair Program business group (discussed below), the development of an information technology department, as well as increases in other general and administrative expenses required to service the Company=s group automotive management operations. The Company relocated its corporate headquarters in April 1997, more than doubling the Company=s office space. As a result, rent and utility expenses more than doubled. These expenditures have positioned the Company for rapid growth in new and current business areas.

    Interest and other income was $42,846 and $192,887 for the three and nine months ended September 30, 1998, as compared to $11,047 and $31,985 for the same periods in 1997, representing an increase of $31,799 and $160,902, respectively. The increase is primarily attributable to larger average cash balances available during 1998 which have been invested in short-term cash equivalents as well as the proceeds of a $40,000 settlement of a lawsuit received in June 1998 recorded as other income.

    As a result of the foregoing, the net loss from continuing operations for the three months ended September 30, 1998 was $502,453 ($.06 per share) as compared to a net loss from continuing operations of $115,099 ($.02 per share) for the comparable three months in 1997. For the nine months ended September 30, 1998, net loss from continuing operations was $1,132,349 ($.14 per share) as compared to a net loss from continuing operations of $206,826 ($.03 per share) for the nine months ended September 30, 1997.

Direct Repair Program

    In 1992 the Company began developing the business of providing automotive appraisal and collision repair services for insurance companies. The automobile insurance industry is experiencing massive changes as it moves in the direction of a APPO@ or AHMO@ type environment, similar to that of the health industry. The Company believes that its presence in this market and provision of such services to insurance companies will be an important source of revenue for the Company because of the high volume of collision repair referrals that insurance companies can provide. The Company believes it is uniquely positioned to take advantage of the need for such services by insurance companies. The Company has entered into agreements with insurance companies whereby such insurance companies have agreed to utilize the Company for appraisal and repair services. In order to accommodate the anticipated growth of this division, the Company entered into a leasing agreement with a call center located in Florida and has staffed and trained subcontracted personnel to telemarket the Direct Repair Program (ADRP@). The Company has also hired a President and Vice President of Operations and Marketing to coordinate the growth in this division. The Company has updated its technology and systems capabilities for this DRP with a resoundingly favorable response from other participants in the claims management industry. [See Forward-Looking Statements and Cautionary Factors].

FPG Direct (Discontinued operations)

    In September of 1996, the Company commenced a new line of business, under the name FPG Direct. FPG Direct marketed consumer goods to the credit card base of customers of oil companies and retail department stores through direct mailing efforts throughout the United States. The division was discontinued during the second quarter of 1997.

    This division posted no results that affected the Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998. Discontinued operations resulted in a loss of $256,511 and $926,709 for the three and nine months ended September 30, 1997 ($.04 and $.15 per share), respectively. Inventories are being decreased through returns to manufacturers and suppliers.

Liquidity and Capital Resources

    As of September 30, 1998, the Company had cash and cash equivalents of $3,580,567 and working capital was $3,499,802. The Company=s operating activities used $777,548 of cash in the nine months of 1998 as compared to the same period of 1997 where operating activities used $588,097 of cash. As discussed above, the Company has experienced increases in its operating costs in order to develop the technology systems and professional staff for the Company to offer to its customers and clients a state of the art total vehicle managed care program.

    The Company believes that its present cash position will enable the Company to continue to support its operations for the short and longer term.

Year 2000 Compliance

    The Company has two computer systems and software products coded to accept only two digit entries to represent years. For example, the year A1998@ would be represented by A98.@ These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will be replaced to comply with such AYear 2000@ requirements. The Company believes that its internal systems are Year 2000 compliant or will be replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements without material cost or expense. The anticipated costs of any Year 2000 modifications are based on management=s best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability or cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future which could have a material adverse affect on the Company=s business, financial condition and results of operations. Many of the Company=s customers and suppliers may be affected by Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems. This may result in those customers having reduced funds to purchase the Company=s products or in those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all.

Forward Looking Statements - Cautionary Factors

    Certain information contained herein includes information that is forward looking. The matters referred to in forward-looking statements may be affected by the risks and uncertainties involved in the Company's business. These forward-looking statements are qualified in their entirety by the cautionary statements contained in the Company's Form 10-KSB for the year ended December 31, 1997.

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

                                  FIRST PRIORITY GROUP, INC.


Date:  November 16, 1998          By:      /s/ Barry Siegel
                                      -----------------------------------------
                                      Barry Siegel
                                      Chairman of the Board
                                      of Directors, Chief Executive Officer
                                      Treasurer,  Secretary and Principal
                                      Financial and Accounting Officer

                               Index of Exhibits

Exhibit No.  Description
-----------  -----------

    27       Financial Data Schedule