Form 10KSB
period 1998-12-31
FIRST PRIORITY GROUP INC
filed 1999-04-15
CIK 778164

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     /x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

     /_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from ____________ to_________


                         Commission File Number 0-21467



                           FIRST PRIORITY GROUP, INC.
                 (Name of small business issuer in its charter)



           NEW YORK                                              11-2750412
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



                    51 East Bethpage Road
                      Plainview, New York                       11803
            (Address of principal executive offices)          (Zip Code)



                  Registrant's telephone number: (516) 694-1010



       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock par value $.015 per share

            Preferred Stock Purchase Rights par value $.01 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes /x/ No /_/

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./_/

         State the issuer's revenues for its most recent fiscal year $14,558,474

         The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of April 13, 1999, based upon the closing price on the date thereof is $9,332,348.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         As of April 13, 1999, the issuer had outstanding a total of 8,331,800 common shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III of this Form 10-KSB is hereby incorporated by reference to the Definitive Proxy or Definitive Information Statement issued by the Company for the Notice of the Annual Meeting of Shareholders.

         Transitional Small Business Disclosure Format (check one):

         Yes /_/ No /x/


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

         Fleet Management. The Company has entered into contractual arrangements with over 2,000 independently owned and operated repair shops throughout the United States, as well as with national chains of automobile repair shops, to provide repair services for the Company's fleet management clients' vehicles. The automotive repair shops with which the Company has contracted can handle, on a per incident basis, any repair which the Company's fleet management clients' drivers may encounter. Because the Company has made arrangements with a large number of repair shops, whenever a repair to a client's vehicle is needed, the chances are excellent that a local repair shop will be available to perform the required repair work. The repairs provided consist primarily of collision and glass replacement repairs although general repairs can also be provided. In the event that a repair is needed, the driver need only call the Company's toll free telephone number. Through the development of a comprehensive proprietary management system and customized computer software, upon receipt of the call, the driver is directed to a local repair shop to which the driver may take the vehicle for the needed repairs. All the activity surrounding the repair process is tightly managed by the Company's staff. Upon completion of the repair, the bill is forwarded to the Company, which in turn, bills the client. There is no need for independent negotiations between the repair shop and the client or the driver. As part of its fleet management services, the Company also offers its clients computerized appraisal services, salvage and subrogation services, and offers vehicle rentals to permit clients to avoid driver down-time while a client's vehicle is being repaired. Additionally, the Company has created a complete line of customized reports with features that allow risk managers to thoroughly assess all variables concerning the collision activity expense of their fleet. It is primarily these unique systems that won the Company it's prestigious award in 1995 from Inc. Magazine and MCI, as one of the nations best run service companies.

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

         Driver's Shield(R). - This is the premium program consisting of components which may be sold individually. This package consists of the Collision Damage Repair Program, Driver Discount Program and the Auto Service Hotline. Also offered, are an auto buying service, legal defense reimbursement, and custom trip routing services.

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

         In September 1996, the Company's FPG Direct division began to market consumer goods through direct mailing efforts to credit card customers of major oil companies and retail department stores. During the second quarter of 1997, the Company decided to discontinue its FPG Direct division. The division has not participated in any new promotions since June 1997, it continued to fill orders (to reduce inventory) through October 1997, pay vendors, collect receivables, and receive returns. The Company did not expect to incur any additional losses during the remaining phase out period; however, the Company was unable to realize certain assets being carried (consisting mostly of inventories) and wrote these assets off in 1998. Losses from this division did not provide any income tax benefit during 1997 or 1998.

         Recent Developments.

         The Company has made a decision to grow its business by entering into a number of strategic partnerships. Recently the Company announced that NFS has begun to provide collision claims management services to self insured clients of Sedgwick Claims Management Services, Inc., a unit of Marsh & McLennan Companies, Inc. Previously, the Company announced that it had entered into an agreement with American Bankers Insurance Group, Inc.("American Bankers") whereby American will market the Company's Driver's Shield(R) program. [See Forward-Looking Statements and Cautionary Factors]

         Sales and Marketing. The Company's fleet management clients generally consist of companies having a large number of vehicles on the road over a broad geographical area. The Company's clients for its affinity programs are organizations and affinity groups. The Company's clients for the insurance company referral program are property and casualty insurance companies.

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

         In 1998, one customer accounted for approximately 10% of the Company's revenue. In 1997, a different customer accounted for approximately 10% of the Company's revenue.

         Employees

         At year end, the Company employed thirty-seven full-time employees and three part time employees. None of the Company's employees are governed by a union contract and the Company believes that its employee relationships are satisfactory.

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

         In July 1998, the Company entered into a one year sublease for approximately 6,500 of office space in Margate, Florida to house the Company's second call center. Although this call center was closed in January 1999, the lease runs through June 30, 1999.

Item 3. LEGAL PROCEEDINGS

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

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common shares are traded on The Nasdaq SmallCap market. The following table shows the high and low closing prices for the periods indicated.

                                                    Sale Price($)

                                                  High           Low
                                                  ----           ---
1998

First Quarter                                     $6.625        $4.94

Second Quarter                                    $6.75         $5.50

Third Quarter                                     $5.125        $2.50

Fourth Quarter                                    $4.25         $1.50


1997

First Quarter                                     $2.25         $1.50

Second Quarter                                    $2.167        $1.375

Third Quarter                                     $3.375        $1.44

Fourth Quarter                                    $6.875        $3.00

         The number of record holders of the Company's common shares as of March 31, 1999 was 379.

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

Automotive Management

         Revenues from services of the automotive management operations were $14,558,474 in 1998, as compared to $13,558,640 in 1997, representing an increase of $999,834, or 7.4%. The direct costs of services related to such revenue (principally charges from automotive repair facilities) were $12,129,819 in 1998, as compared to $11,262,698 in 1997, representing an increase of $867,121, or 7.7%. Gross profit percentage decreased .2% to 16.7% in 1998 from 16.9% in 1997. Although the number of vehicles increased, this was partially offset by a reduction in the national vehicle accident rate. The reduced vehicle accident rate, recognized by various insurance industry sources, is due to: (i) increased safety conditions on both roads and in vehicles, (ii) drivers' safety awareness and defensive driving and (iii) moderate weather conditions.

         Total operating expenses were $4,573,009 for 1998, as compared to $2,946,232 for 1997, representing an increase of $1,626,777 or 55.2%. Increased operating expenses were primarily attributable to the Company's efforts in exploring new business opportunities in order to grow its business, incurring charges for consultants to review alternative business strategies and associated legal fees. Additionally, in 1998, the Company incurred costs associated with the opening and the subsequent closing of a second call center facility in Margate, Florida. This call center was closed in January 1999, resulting in an accrual for the remaining lease payments of $48,520. The Company also developed an Information Technology Department in order to upgrade all its systems for Y2K. These expenditures have positioned the Company for rapid growth in new business and technology areas. In addition, the Company incurred severance expenses related to the resignation of the former President and Chief Operating Officer of the Company.

         Interest and other income were $245,246 in 1998, as compared to $41,781 in 1997, representing an increase of $203,465. The increase is primarily attributable to larger average cash balances available during 1998 which were invested in short-term cash equivalents.

         Interest expense was $2,800 in 1998, as compared to $9,532 in 1997, representing an increase of $6,732.

FPG Direct (Discontinued operations)

         Management discontinued operations of the FPG Direct division in 1997 and has not participated in any new promotions since June 1997.

         For the ended December 31, 1998, FPG Direct had no sales as compared to sales of $2,500,097 in 1997. The cost of goods sold for the year ended December 31, 1997 was $1,301,077, resulting in a gross profit of $1,199,020 (48%). In
1997, FPG Direct incurred selling, general, and administrative expenses of $2,277,156, and interest expense of $32,934 resulting in a net loss of $1,111,070. FPG Direct experienced a loss on disposition of assets of $93,922 in 1998.

Liquidity and Capital Resources

         As of December 31, 1998, the Company had cash and cash equivalents of $2,782,180 as compared to $3,453,864 as of December 31, 1997. Working capital of the Company as of December 31, 1998, was $2,680,475 as compared to $3,717,452 as of December 31, 1997. The Company's operating activities used $1,554,262 of cash in 1998 as compared to 1997, when the Company's operating activities used $861,894 of cash. As discussed above, the Company experienced large increases in its operating costs in order to accommodate the growth of the Company as it explores and enters into new business.

         The Company arranged for a short-term line of credit agreement with its bank, providing for financing up to $750,000 through June 30, 1998. Effective October 16, 1997, the Company terminated this line of credit.

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

         In April 1997, the Company raised $400,000 through the private placement issuance of 266,667 shares at $1.50 per share. Several of the Company's executives and employees accounted for a majority of the shares issued in the private placement. In August 1997 the Company raised an additional $1,500,000 through the private placement issuance of 750,000 units at $2.00 per unit, consisting of one share of common stock and a redeemable common stock purchase warrant at

$2.00 per share. A private investment group and one executive participated in this placement. In December 1997, the Company raised an additional $2,330,813 through the private placement issuance of 581,250 units at $4.01 per unit, consisting of one share of common stock and a redeemable common stock purchase warrant at $5.75 per share. Additionally, in December, the Company issued a Notice of Redemption to the holders of the warrants issued as part of the August 1997 private placement. Thereafter, one holder, an executive in the Company, exercised his right to purchase 250,000 additional shares of common stock at $2.00, permitting the Company to raise an additional $400,000 in cash and a note from the executive for a $100,000. This note was paid, in full, on March 6, 1998. Subsequently, in January 1998 the other warrant holder also exercised its right to purchase 500,000 additional shares of common stock at $2.00, permitting the Company to raise an additional $1,000,000. In December, 1998 a holder of a stock option exercised its right to purchase 100,000 shares of common stock at $.70 per share, permitting the Company to raise an additional $70,000 in cash.

         The Company believes that its present cash position will enable the Company to continue to support its operations for the short and longer term.

Year 2000 Compliance

         The Company has two computer systems and software products coded to accept only two digit entries to represent years. For example, the year "1998" would be represented by "98." These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will be replaced to comply with such "Year 2000" requirements. The Company believes that its internal systems are Year 2000 compliant or will be replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements. Expenses related to Year 2000 compliance amounted to approximately $100,000 in 1998 and are expected to amount to approximately $100,000 in 1999. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability or cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that Year 2000 compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by Year 2000 issues that may require them to expend significant resources to modify or replace their existing systems. This may result in those customers having reduced funds to purchase the Company's products or in those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all.

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

2. The Company, under the DARP, or NFS, under its fleet management business, or the Affinity Division, have clients that either individually control a large number of insureds, control large fleets, or a large number of participants in FPG programs such as Driver's Shield(R). The loss of any one insurance company, large fleet operator, or affinity group, terminating its relationship with the Company or NFS, could have an adverse impact on the continued growth of that business. The Company and NFS have addressed the issue of customer retention by implementing a policy of entering into long term contracts with its customers. In the past several years, this has materially improved the customer retention rate.

3. As the Company's proprietary programs gain more success, it is possible that the competition will attempt to copy these programs and incorporate them into their programs. This could lead to increased competitive pressures on those programs that are the most successful. The competition could result in decreased profit margins and/or the loss of certain customers.

4. The DARP concept is to enter into contractual commitments with auto insurers that will permit the Company to manage the insurer's claim management process. During this contractual period, the insurer may terminate the agreement during the trial period, and/or not offer for processing, a substantial number of claims of its entire claims experience. This situation could result in individual insurer's relationship not contributing to FPG's growth and profitability as originally expected.

Item 7. FINANCIAL STATEMENTS

         The Company's financial statements and schedules appear at the end of this Report after Item 13.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

               Report of Independent Certified Public Accountants


Board of Directors
First Priority Group, Inc.
Hicksville, New York


We have audited the accompanying consolidated balance sheets of First Priority Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Priority Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



Melville, New York           NUSSBAUM YATES & WOLPOW, P.C.
February 18, 1999

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS


                                                                                               1998             1997
                                                                                         ---------------   ---------------
Current assets:
   Cash and cash equivalents                                                                 $2,782,180         $3,453,864
   Accounts receivable, less allowance for  doubtful
     accounts of $28,223 in 1998 and $22,500 in 1997                                          1,711,644          1,604,266
   Note receivable, shareholder                                                                    -               100,000
   Inventories                                                                                     -                61,642
   Prepaid expenses and other current assets                                                     66,207            139,276
                                                                                             ----------         ----------


               Total current assets                                                           4,560,031          5,359,048

Property and equipment, net                                                                     601,424            457,310

Security deposits and other assets                                                              107,972             41,328
                                                                                             ----------         ----------

               Total assets                                                                  $5,269,427         $5,857,686
                                                                                             ==========         ==========




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                          $1,238,089         $1,254,628
   Accrued expenses and other current liabilities                                               596,795            386,968
   Current portion of long-term debt                                                             44,672               -
                                                                                             ----------         ----------

               Total current liabilities                                                      1,879,556          1,641,596
                                                                                            -----------        -----------

Long-term debt                                                                                   51,926               -
                                                                                             ----------         ----------

Shareholders' equity:
   Common stock, $.015 par value, authorized 20,000,000 shares; issued
     8,598,467 shares in 1998 and 7,998,467
     shares in 1997                                                                             128,977            119,977
   Preferred stock, $.01 par value, authorized 1,000,000
     shares; none issued or outstanding                                                             -                 -
   Additional paid-in capital                                                                 7,762,350          6,645,737
   Deficit                                                                                   (4,463,382)        (2,459,624)
                                                                                             ----------         ----------

                                                                                              3,427,945          4,306,090
   Less common stock held in treasury, at cost, 266,667 shares                                   90,000             90,000
                                                                                             ----------         ----------

               Total shareholders' equity                                                     3,337,945          4,216,090
                                                                                             ----------         ----------

               Total liabilities and shareholders' equity                                    $5,269,427         $5,857,686
                                                                                             ==========         ==========


                See notes to consolidated financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                              1998            1997
                                                          ------------    ------------

Revenue                                                   $ 14,558,474    $ 13,558,640

Cost of revenue (principally charges incurred at repair
   facilities for services)                                 12,129,819      11,262,698
                                                          ------------    ------------

Gross profit                                                 2,428,655       2,295,942
                                                          ------------    ------------

Operating expenses:
   Selling                                                   1,351,360         972,407
   General and administrative                                3,221,649       1,973,825
                                                          ------------    ------------

             Total operating expenses                        4,573,009       2,946,232
                                                          ------------    ------------

                                                            (2,144,354)       (650,290)
                                                          ------------    ------------
Other income (expense):
   Interest and other income                                   245,246          41,781
   Interest expense                                             (2,800)         (9,532)
                                                          ------------    ------------

             Total other income                                242,446          32,249
                                                          ------------    ------------

Loss from continuing operations before
   income taxes                                             (1,901,908)       (618,041)

Income taxes, all current                                        7,928           2,381
                                                          ------------    ------------

Loss from continuing operations                             (1,909,836)       (620,422)
                                                          ------------    ------------

Discontinued operations:
   Loss from operations of discontinued direct
     response marketing division, no income
     tax benefit                                                  --          (670,198)
   Loss on disposal of direct response marketing
     division, no income tax benefit                           (93,922)       (440,872)
                                                          ------------    ------------


                                                               (93,922)     (1,111,070)
                                                          ------------    ------------

Net loss                                                  ($ 2,003,758)   ($ 1,731,492)
                                                          ============    ============

Basic and diluted loss per share:
   Continuing operations                                  ($       .23)   ($       .10)
   Discontinued operations                                        (.01)           (.17)
                                                          ------------    ------------
   Net loss                                               ($       .24)   ($       .27)
                                                          ============    ============

Weighted average number of common shares outstanding         8,197,827       6,364,768
                                                          ============    ============

                See notes to consolidated financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                      Common Stock
                                                                                     Additional
                                                 --------------------------            Paid-in
                                                  Shares         Amount                Capital                Deficit
                                                 ---------      --------            -------------         ---------------

Balance, January 1, 1997                           6,150,550      $  92,258            $1,942,643          ($ 728,132)

Issuance of common stock in private
  placements                                       1,597,917         23,969             4,206,844                -

Exercise of warrants                                 250,000          3,750               496,250                -

Net loss                                                 -             -                    -              (1,731,492)
                                                   ---------         ------             ---------           ---------

Balance, January 1, 1998                           7,998,467        119,977             6,645,737          (2,459,624)

Exercise of options                                  100,000          1,500                68,500                -

Exercise of warrants                                 500,000          7,500               992,500                -

Options granted for services                             -             -                   55,613                -

Net loss                                                 -             -                    -              (2,003,758)
                                                   ---------         ------             ---------           ---------

Balance, December 31, 1998                         8,598,467       $128,977            $7,762,350         ($4,463,382)
                                                   ---------         ------             ---------           ---------






                                                                                Total
                                                 Treasury Stock                Share-
                                           ---------------------------         holders'
                                             Shares          Amount             Equity
                                           ----------       --------          ---------

Balance, January 1, 1997                    266,667          ($90,000)        $1,216,769

Issuance of common stock in private
  placements                                 -                 -               4,230,813

Exercise of warrants                         -                 -                 500,000

Net loss                                     -                 -              (1,731,492)
                                         ------------     -------------      -----------

Balance, January 1, 1998                    266,667           (90,000)         4,216,090

Exercise of options                           -                 -                 70,000

Exercise of warrants                          -                 -              1,000,000

Options granted for services                  -                 -                 55,613

Net loss                                      -                 -             (2,003,758)
                                         ------------     -------------      -----------

Balance, December 31, 1998                    266,667          ($90,000)      $3,337,945
                                         ------------     -------------      -----------
                                         ------------     -------------      -----------



                See notes to consolidated financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997





                                                                                                1998               1997
                                                                                          ---------------     -------------
Cash flows used in operating activities:
   Net loss                                                                                  ($2,003,758)      ($1,731,492)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                                             143,308            83,072
       Provision for bad debts                                                                    16,723            39,000
       Options granted for services                                                               55,613             -
       Changes in assets and liabilities:
         Accounts receivable                                                                    (124,101)          373,369
         Inventories                                                                              61,642           256,756
         Prepaid expenses and other current assets                                                73,069           182,622
         Security deposit and other assets                                                       (66,644)            5,985
         Accounts payable                                                                        (16,539)         (148,515)
         Accrued expenses and other current liabilities                                          306,425            77,309
                                                                                            ------------     -------------

              Total adjustments                                                                  449,496           869,598
                                                                                            ------------      ------------

              Net cash used in operating activities                                           (1,554,262)         (861,894)
                                                                                            ------------     -------------

Purchase of property and equipment and net cash
   used in investing activities                                                                 (287,422)         (398,558)
                                                                                            ------------      ------------

Cash flows provided by financing activities:
   Net repayments of borrowings under line of credit                                                -             (600,000)
   Borrowing on equipment note-                                                                                    150,000
   Principal payments on equipment note                                                             -             (150,000)
   Collection of shareholder note                                                                100,000             -
   Proceeds from issuance of common stock                                                      1,070,000         4,630,813
                                                                                            ------------     -------------

              Net cash provided by financing activities                                        1,170,000         4,030,813
                                                                                            ------------     -------------

Net increase (decrease) in cash and cash equivalents                                            (671,684)        2,770,361

Cash and cash equivalents at beginning of year                                                 3,453,864           683,503
                                                                                            ------------     -------------

Cash and cash equivalents at end of year                                                      $2,782,180        $3,453,864
                                                                                            ============     =============
Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes                                                 $    2,876        $    3,762
                                                                                            ============     =============
   Cash paid during the year for interest                                                     $     -           $   48,152
                                                                                            ============     =============


Supplemental disclosure of non-cash financing activities:
   During 1997, the Company received $400,000 and a note of $100,000 from a shareholder in connection with the exercise of 250,000 warrants for $500,000. The note was paid during 1998.





                See notes to consolidated financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997





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

      Property and Equipment

      Property and equipment are stated at cost. The Company provides depreciation for machinery and equipment and for furniture and fixtures by the straight-line method over the estimated useful lives of the assets, principally five years. Leasehold improvements are amortized over the estimated useful lives or the remaining term of the lease, whichever is less.

      Cash

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Direct-Response Advertising (Discontinued Operation)

      The Company expenses the costs of advertising the first time the advertising takes place, except for direct-response advertising (see Note
      15), which in 1996 was capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of advertising inserts mailed to customers that include order coupons for the Company's products. The capitalized costs of the advertising were generally amortized over a three or four-month period following the mail distribution date. Advertising expense was $1,629,680 in 1997.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




1.    Summary of Significant Accounting Policies (Continued)

      Use of Estimates

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in accounting for income taxes.

      Fair Value of Financial Instruments

      o   Cash and Cash Equivalents

          The carrying amounts approximate fair value because of the short maturity of the instruments.

      o   Note Receivable, Shareholder

          The carrying amount of the Company's note receivable, shareholder approximates fair value.

      o   Long-Term Debt

          The carrying amount of the Company's long-term debt approximates fair value.


2.    Description of Business, Revenue Recognition and Concentration of
      Credit Risk

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

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




2. Description of Business, Revenue Recognition and Concentration of Credit Risk (Continued)

      Automotive Management (Continued)

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

      Sales to one customer accounted for 10% of revenue in 1998, and sales to a different customer accounted for 10% of revenue in 1997.

      The Company has no instruments with significant off-balance-sheet risk or concentration of credit risk.

      Direct-Response Marketing (Discontinued Operation)

      Effective September 1, 1996, the Company commenced marketing consumer goods through oil companies and retail department stores ("client") through direct mailing efforts throughout the United States, to customers who regularly use a credit card issued by the client companies. In the second quarter of 1997, the Company decided to discontinue this segment (see Note 15).


3.    Due From Shareholder

      In December 1997, the Company received $400,000 and a note of $100,000 from a shareholder in connection with the exercise of warrants (see Note
      9). The note, which was paid in full during 1998, bore interest at 6% per annum and was secured by 250,000 shares of Company stock.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




4.    Property and Equipment

                                                    1998               1997
                                               --------------     -------------

           Machinery and equipment               $   717,912           $468,266
           Furniture and fixtures                    264,823            246,933
           Leasehold improvements                     19,886               -
                                               -------------      -------------
                                                   1,002,621            715,199

           Less accumulated depreciation             401,197            257,889
                                               -------------      -------------

                                                  $  601,424           $457,310
                                               =============       =============


5.    Bank Debt

      Line of Credit Financing

      The Company had a line of credit with its bank in the amount of $1,000,000, which was collateralized by substantially all assets of the Company, and the Company was required to maintain a compensating balance of $250,000 in a certificate of deposit. The line bore interest at prime plus 1/2% and was cancelled in October, 1997.

      Equipment Notes

      In 1997, the Company borrowed $150,000 from a bank to purchase equipment, furniture, fixtures and for relocation costs. The note was collateralized by substantially all assets of the Company. The note was interest bearing at a rate of 1/2% above prime and was repaid in October, 1997.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



6.    Long-Term Debt

      In August 1998, the Company agreed to pay severance to its former Co-Chairman and President in the amount of $100,000 including imputed interest of 8.5% in quarterly installments of $12,500 commencing March 31, 1999. This amount has been accrued and charged to operations in the year ended December 31, 1998.


7.    Loss Per Share

      Basic loss per share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised.

                                                                      Loss              Shares           Per-Share
                                                                   (Numerator)         (Denominator)       Amount
                                                                   -----------         -------------     ----------

      1998:
      -----
      Basic and Diluted Loss Per Share
        Loss from continuing operations                           ($1,909,836)          8,197,827         ($.23)
                                                                   ==========           =========          ====

      1997:
      -----
         Basic and Diluted Loss Per Share
           Loss from continuing operations                         ($ 620,422)          6,364,768         ($.10)
                                                                  ===========           =========          ====



      In 1998 and 1997, options and warrants were anti-dilutive.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



8.    Stock Options

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

      For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1998 and 1997, respectively: annual dividends of $-0-for both years, expected volatility of 80% and 93%, risk-free interest rate of 5.02% and 6.08%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 1998 and 1997 was $.83 and $2.43, respectively.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



8.    Stock Options (Continued)

      Stock Compensation Plan (Continued)

      Under the above model, the total value of stock options granted in 1998 and 1997 was $1,044,745 and $766,784, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from thirty-six months to five years (not including performance-based stock options granted in 1998 and 1997, see below). Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS No. 123, the Company's loss from continuing operations and loss per share from continuing operations would have been reduced to the pro forma amounts indicated below:

                                                                                      1998                1997
                                                                                ----------------    -------------

         Loss from continuing operations:
           As reported                                                            ($1,909,836)        ($620,422)
           Pro forma                                                              ($2,994,711)        ($761,261)

         Basic and diluted loss per share from continuing operations:
             As reported                                                               ($ .23)           ($ .10)
             Pro forma                                                                 ($ .37)           ($ .12)

      During 1998, the Company repriced certain options granted in 1997, representing the right to purchase 465,000 shares of common stock. The original 1997 grants gave the holders the right to purchase common stock at prices ranging from $2.75 to $6.84 per share. The options were repriced at prices ranging from $1.75 to $1.93 per share. In addition, during 1998, the Company repriced certain options granted at earlier dates in 1998, representing the right to purchase 1,095,000 shares of common stock. The original 1998 grants gave the holders the right to purchase common stock at prices ranging from $5.13 to $5.69 per share. The options were repriced at prices ranging from $1.75 to $1.93 per share. At the date of repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate).

      The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



8.    Stock Options (Continued)

      Performance-Based Stock Options

      Under its 1995 Stock Incentive Plan, the Company had granted 2,125,000 options to certain key executives hired in 1997 and 1996 whose vesting is entirely contingent upon the future profits (as defined) for the division or subsidiary or commissions earned under the management of the related key executive. During 1998, the Company terminated an executive hired in 1996 who had been granted 500,000 of the above options, and cancelled 450,000 options granted to another executive. During 1997, the Company terminated three executives hired in 1996 who had been granted 1,000,000 of these options. Generally, for each $10,000 of future profits of the related division or subsidiary, the key executive becomes vested and may exercise options equal to defined amounts of shares, ranging from 500 shares to 1,500 shares based upon the aggregate amount of future profit attained.

      The Company believes that it is not possible to estimate any profits for the related divisions and subsidiaries and, therefore, cannot estimate as of December 31, 1998 the outcome of the performance condition. Accordingly, the pro forma amounts of net loss and loss per share described above do not include any pro forma compensation expense related to the performance-based stock options.

      For disclosure purposes, the fair value of each performance-based stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 1997 (none in 1998): annual dividends of $-0-, expected volatility of 93%, risk-free interest rate of 6.08% and expected life of five years for all grants. The weighted-average fair value of the performance-based stock options granted in 1997 was $1.50 (none in 1998)

      On October 22, 1998, the Company repriced certain performance-based options granted in 1997, representing the right to purchase 150,000 shares of common stock. The original 1997 grants gave the holder the right to purchase common stock at $2.00 per share. The options were repriced at $1.75 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares.

      Non-Incentive Stock Option Agreements

      The Company has non-incentive stock option agreements with five of its directors and/or officers.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




8.    Stock Options (Continued)

      Summary

      Stock options transactions (other than performance-based stock options) are summarized as follows:

                                                                                              Weighted-
                                                                Number         Exercise        Average
                                                                  of             Price         Exercise
                                                                Shares          Range           Price
                                                             -----------     -----------     -----------

Options outstanding, January 1, 1997                            3,915,000      $.06-2.00          .81

Options granted                                                   850,000      2.00-6.84         3.07

Options expired/canceled                                       (1,000,000)     .75-2.00          1.38
                                                                ---------


Options outstanding, December 31, 1997                          3,765,000      .06-6.84          1.17

Options granted                                                 3,242,500      1.75-6.63         3.38

Options expired/canceled                                       (3,630,000)     .06-6.84          2.79

Options exercised                                                (100,000)        .70            .70
                                                                ---------

Options outstanding, December 31, 1998                          3,277,500      .12-5.00          1.57
                                                                =========

Options exercisable, December 31, 1997                          1,566,667      .06-2.75           .55
                                                                =========

Options exercisable, December 31, 1998                          1,552,500      .12-5.00          1.36
                                                                =========


      The following table summarizes information about the options outstanding at December 31, 1998 other than performance-based stock options:

                                              Options Outstanding                           Options Exercisable
                             -------------------------------------------------        -----------------------------
                                                  Weighted-
                                                   Average           Weighted-                            Weighted-
        Range of                                  Remaining          Average                               Average
        Exercise                Number           Contractual          Exercise           Number            Exercise
         Prices              Outstanding         Life (Years)          Price         Outstanding            Price
         ------              -----------         ------------        ---------       -----------          ---------
      $.12 -  .22                 450,000             1.46            $  .19            362,500          $   .19
       .75 - 1.56                 765,000             1.93              1.17            743,334             1.18
      1.75 - 2.25               1,837,500             3.65              1.80            288,333             1.80
      2.75 - 5.00                 225,000             4.14              3.77            158,333             4.08


                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


9.    Common Stock and Stock Warrants

      In April 1997, the Company raised $400,000 through the private placement issuance of 266,667 shares of common stock at $1.50 per share. Several of the Company's executives and employees accounted for a majority of the shares issued. In June 1997, the agreement was amended to provide for additional shares to the subscribers to bring the value of their investment to $2.00 per share if the closing price on the anniversary date, April 1998, was less than $2.00 per share. No additional shares became issuable on such date.

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

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


9.    Common Stock and Stock Warrants (Continued)

      In connection with the 1995 issuance of 1,000,000 shares of its common stock, the Company issued warrants to purchase 850,000 shares of the Company's common stock. The warrants are all presently exercisable at prices ranging from $.125 to $.50 per share and these warrants expire in 2000. During the fiscal year ended December 31, 1998 and 1997, none of these warrants were exercised. In lieu of the payment of the exercise price in cash, the holders of these warrants have the right (but not the obligation) to convert the warrants, in whole or in part, into common stock as follows; upon exercise of the conversion rights of the warrant, the Company shall deliver to the holder that number of shares of common stock equal to the quotient obtained by dividing the remainder derived from subtracting (a) the exercise price multiplied by the number of shares of common stock being converted from (b) the market price of the common stock multiplied by the number of shares of common stock being converted, by the market price of the stock.


10.   Preferred Stock Purchase Rights

      The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par, with rights and preferences as determined by the Board of Directors.

      On December 28, 1998, the Board of Directors authorized the issuance of up to 200,000 shares of non redeemable Junior Participating Preferred Stock ("JPPS"). The JPPS shall rank junior to all other series of preferred stock (but senior to the common stock) with respect to payment of dividends, and any other distributions. Among other rights, the holders of the JPPS shall be entitled to receive, when and if declared, quarterly dividends per share equal to the greater of (a) $100 and (b) the sum of 1,000 (subject to adjustment) times the aggregate per share of all cash and non cash dividends (other than dividends payable in common stock of the Company and other defined distributions). Each share of JPPS shall entitle the holders to voting rights equal to 1,000 votes per share. The holders of JPPS shall vote together with the common stock holders.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



10.   Preferred Stock Purchase Rights (Continued)

      On December 28, 1998, the Board of Directors also adopted a Rights Agreement ("the Agreement"). Under the agreement, each share of the Company's common stock carries with it one preferred share purchase right ("Rights"). The Rights themselves will at no time have voting power or pay dividends. The Rights become exercisable only if a person or group acquires (1) 20% or more of the Company's common stock (10% in the case of an Adverse Person as defined) (2) an additional 1% or more in the case of acquisitions by any shareholder with beneficial ownership of 20% or more on the record date (10% in the case of an Adverse Person as defined). (3) the tenth day after a person or group announces a tender offer to acquire 20% or more of the Company's common stock (10% in the case of an Adverse Person as defined). When exercisable, each Right entitles the holder to purchase one- one thousandth of a share of the JPPS at an exercise price of $27.50 per one- one thousandth of a share, subject to adjustment.


11.   Employee Benefit Plan

      The Company has a 401(k) profit sharing plan for the benefit of all eligible employees as defined in the plan documents. The plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may, at its discretion, match within prescribed limits, the contributions of the employees. Employer contributions to the plan amounted to $9,632 and $7,727 in 1998 and 1997.


12.   Commitments and Contingency

      Leases

      The Company leases its executive office in Plainview, New York, expiring in March 2002 under a noncancelable operating lease which requires minimum annual rentals and certain other expenses including real estate taxes. Rent expense including real estate taxes for the years ended December 31, 1998 and 1997 aggregated $253,531 and $152,268, respectively.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




12.    Commitments and Contingency (Continued)

      Leases (Continued)

      As of December 31, 1998, the Company's future minimum rental commitments are as follows:

                              1999                          $177,100
                              2000                           184,300
                              2001                           191,600
                              2002                            48,400
                                                          ----------
                                                            $601,400
                                                          ==========

      Employment Contracts

      The Company has employment contracts with its two principal officers expiring during 2001. The agreements provide minimum annual salaries of $300,000 to the Chief Executive Office ("CEO") and $150,000 to the President.

      In consideration for several senior executives voluntarily temporarily reducing their salaries (without changing the terms of employment contracts), the Company granted stock options representing the right to purchase 145,000 shares of the Company's common stock at prices ranging from $1.13 to $1.24. Such temporary salary reduction amounts to approximately $145,000 on an annualized basis, of which $100,000 is attributable to the CEO. Such salary reductions can be terminated by the executives at any time without forfeiture of the options.

      The CEO's employment contract provides that, in the event of termination of the employment of the officer within three years after a change in control of the Company, then the Company would be liable to pay a lump sum severance payment of three years' salary (average of last five years), less $100, in addition to the cash value of any outstanding, but unexercised stock options. The President's employment contract provides that, in the event of termination of the employment of the officer within one year after a change in control of the Company, then the Company would be liable to pay a lump sum severance payment of two years' salary as determined on the date of termination or the date on which a change in control occurs, whichever is greater. In no event would the maximum amount payable exceed the amount deductible by the Company under the provisions of the Internal Revenue Code.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



13.   Income Taxes

      The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes.

      At December 31, 1998, the Company has an operating loss carryforward of approximately $4,000,000 which is available to offset future taxable income. A valuation allowance has been recognized to offset the full amount of the related deferred tax asset of approximately $1,520,000 and $770,000 at December 31, 1998 and 1997 due to the uncertainty of realizing the benefit of the loss carryforwards.

      At December 31, 1998, the Company's net operating loss carryforwards are scheduled to expire as follows:

             Year ended December 31,

                       2002             $  232,000
                       2003                 24,000
                       2005                 50,000
                       2008                 36,000
                       2012              1,685,000
                       2013              1,973,000
                                        ----------
                                        $4,000,000
                                        ==========


      The Company's effective income tax rate differs from the Federal statutory rate as follows:

                                                       1998            1997
                                                  --------------   ------------

             Federal statutory rate                    34.0%            34.0%

             Expected tax benefit                     (34.0)           (34.0)

             State income taxes                          .4               .1
                                                    -------           ------

                                                         .4%              .1%
                                                    =======           ======

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



14.   Advertising Expense

      Advertising expense (other than from discontinued operations) amounted to $125,873 and $116,759 in 1998 and 1997.


15.   Discontinued Operations

      At June 30, 1997, the Company decided to discontinue its direct-response marketing division. Accordingly, the operating results of the division have been segregated from continuing operations and reported separately on the statement of operations. Net sales for discontinued operations were $2,500,097 for 1997.

      At the measurement date, the Company did not provide for any loss on disposal or anticipate any continuing losses from this division. Subsequent to the measurement date, the division reflected losses of $93,922 and $440,872 during the years ended December 31, 1998 and 1997 which are reflected as a disposal losses in the accompanying financial statements. As of December 31, 1998, there are no remaining assets or liabilities of this division.


16.   Fourth Quarter Adjustments

      During the fourth quarter of the year ended December 31, 1998, the Company recorded a severance agreement (see Note 6) and an accrual for consulting services of $50,000, applicable to earlier periods in 1998.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



17.   Contingency

      On January 29, 1998, the Company terminated the employment of its chief financial and accounting officer, who had been employed by the Company since November 17, 1997 pursuant to an employment contract. The employment contract provided for a base salary of $145,000 during the first year of the contract, $152,250 during the next year of the contract and $160,000 during the third year of the contract. The employment contract also provided for the employee to receive incentive compensation equal to 2% of annual pre-tax earnings of the Company, and health and other fringe benefits. Further, the employee was granted options to purchase 120,000 shares of common stock of the Company. Such options were cancelled upon the termination of employment. The employee has asserted a claim against the Company for at least $1,000,000, including, but not limited to the remaining unpaid portion of the employment contract, and other losses sustained. The Company has served an answer denying liability and interposing a counterclaim to recover amounts previously paid to the former employer. The action is in the early discovery stages and counsel for the Company is unable to form an opinion as to the outcome of this matter, and the Company intends to vigorously defend the action.

      The Company has not provided for any loss on this matter in the accompanying financial statements.

                                    Part III

         Items 9 through 12 have been incorporated by reference from the Company's definitive proxy statement or definitive information statement.

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

3.3. Amended and restated By-laws of the Company, incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8- K dated December 28, 1998.

4 Shareholders Rights Agreement, dated as of December 28, 1998, between First Priority Group, Inc. and North American Transfer Co., as Rights Agent, together with Exhibits A, B and C attached thereto incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on December 31, 1998.

10.1     The Company's 1995 Incentive Stock Plan incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.2 Lease Agreement dated December 6, 1996 between the Company and 51 East Bethpage Holding Corporation for lease of the Company's facilities in Plainview, New York incorporated by reference to Exhibit 10.3 of the Company's Form 10-QSB for the period ended June 30, 1997.

10.3 First Amendment to Lease Agreement dated July 14, 1997 amending the lease dated December 6, 1996 between the Company and 51 East Bethpage Holding Corporation incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB for the period ended June 30, 1997.

10.4 Form of subscription agreement executed by subscribers to the Company's private placement dated August 26, 1997 incorporated by reference to
         Exhibit 10.1 of the Company's Form 10-QSB for the period ended September 30, 1997.

10.5 Form of warrant granted to subscribers to the Company's private placement dated August 26, 1997 incorporated by reference to Exhibit
         10.2 of the Company's Form 10-QSB for the period ended September 30, 1997.

10.6 Form of subscription agreement executed by subscribers to the Company's private placement dated December 19, 1997 incorporated by reference to
         Exhibit 10.2 of the Company's Form 10-QSB for the period ended September 30, 1997.

10.7 Form of warrant executed by the Company's pursuant to the subscription agreement dated December 19, 1997 incorporated by reference to Exhibit
         10.18 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.8 Employment agreement between the Company and Philip M. Panzera dated November 14, 1997 incorporated by reference to Exhibit 10.19 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.9 Amendment to employment agreement dated November 26, 1997 between the Company and Michael Karpoff incorporated by reference to Exhibit 10.20 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.10 Amendment to employment agreement dated November 26, 1997 between the Company and Barry Siegel incorporated by reference to Exhibit 10.21 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.11 Termination Agreement dated July 16, 1997 between the Company and Douglas Konetzni incorporated by reference to Exhibit 10.22 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.12 Termination Agreement dated May 20, 1997 between the Company and Paul Zucker incorporated by reference to Exhibit 10.23 of the

         Company's Form 10-KSB for the period ended December 31, 1997.

10.13 Amendment to Termination Agreement dated August 22, 1997 between the Company and Paul Zucker incorporated by reference to Exhibit 10.24 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.14 Termination Agreement dated May 20, 1997 between the Company and Steven Zucker incorporated by reference to Exhibit 10.25 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.15 Amendment to Termination Agreement dated August 22, 1997 between the Company and Steven Zucker incorporated by reference to Exhibit 10.26 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.16 Employment Agreement dated March 23, 1998 between the Company and Gerald M. Zutler incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the period ended March 31, 1998.

10.17 Employment Agreement dated October 8, 1998 between the Company and Barry Siegel filed herein.

10.18 Employment Agreement dated October 2, 1998 between the Company and Barry J. Spiegel filed herein.

10.19 Employment Agreement dated December 14, 1998 between the Company and Lisa Siegel filed herein.

10.20 Employment Agreement dated October 8, 1998 between the Company and Gerald M. Zutler filed herein.

10.21 Severance Agreement dated August 17, 1998 between the Company and Michael Karpoff filed herein.

13.1 Form 10-QSB for the quarter ending March 31,1998 incorporated by reference dated and previously filed.

13.2 Form 10-QSB for the quarter ending June 30, 1998 incorporated by reference and previously filed with the Commission..

13.3 Form 10-QSB for the quarter ending September 30, 1998 incorporated by reference and previously filed with the Commission..

21       List of subsidiaries filed herein.

27       Financial Data Schedule

(b)      Reports on Form 8-K


         The Company filed a Current Report on Form 8-K dated December 28, 1998 stating:

                  A. On December 28, 1998, the Board of Directors of First Priority Group, Inc. (the "Company") authorized the issuance of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.015 per share (the "Common Stock"), of the Company. The description and terms of the Rights, and certain defined terms used herein, are set forth in a Rights Agreement (the "Rights Agreement") between the Company and North American Transfer Co. as Rights Agent (the "Rights Agent"), dated as of December 28, 1998 and filed as an exhibit to the Form 8-K.

                  B. On December 28, 1998, the Board of Directors of the Company also adopted the following amendments to the Company's By-laws:

                           (i) Article I Section 2 was amended to provide that
shareholders shall have no right to call special meetings of shareholders.

                           (ii) Article I Section 3 was amended to require that
a shareholder desiring to bring up business at an annual meeting so notify the Company not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting (the "Anniversary Date"), or if the annual meeting is scheduled to be held on a date more than 30 days before the Anniversary Date or more than 60 days after the Anniversary Date, not later than the close of business on the later of (A) the 75th day prior to the scheduled date of the annual meeting or (B) the 15th day following the day on which public announcement of the date of such annual meeting is made by the Company.

                           (iii) Article II Section 1 was amended to implement a
classified board of directors. The directors will be classified, with respect to the term for which they hold office, into three classes, as nearly equal as possible. One class of directors (consisting of one director) shall be elected for a term expiring at the annual meeting to be held in 1999, another class (consisting of two directors) shall be elected for a term expiring at the annual meeting to be held in 2000, and another class (consisting of two directors) shall be elected for a term expiring at the annual meeting to be held in 2001.

                           (iv) Article II Section 2 was amended to require that
shareholders desiring to nominate one or more candidates for election to the board of directors so notify the Company not less than 60 days nor more than 90 days prior to the Anniversary Date, or if the annual meeting is scheduled to be held on a date more than 30 days before the Anniversary Date or more than 60 days after the Anniversary Date, not later than the close of business on the later of (A) the 75th day prior to the scheduled date of the annual meeting or
(B) the 15th day following the day on which public announcement of the date of such annual meeting is made by the Company.

                           (v) Article IX Section 1 was amended to require that
the by-laws may only be amended or repealed by the shareholders by an affirmative vote of at least sixty-six and two-thirds percent (66-2/3%) of the total votes eligible to be cast on such amendment or repeal by holders of voting stock, voting together as a class.

         The amendments relating to the classified board (clause (iii) above) and the shareholder super-majority provision (clause (v) above) are subject to shareholder approval, which the Company currently intends to seek at the next annual meeting of shareholders. The amended and restated By-laws are attached as an exhibit to the Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY GROUP, INC.

By: /s/ Barry Siegel
    ---------------------------
        Barry Siegel
        Chairman of the Board of Directors,
        Treasurer, Secretary,
        Chief Executive Officer,
        Principal Accounting Officer

Date: April 14, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Barry Siegel
    ---------------------------
        Barry Siegel
        Chairman of the Board of Directors,
        Treasurer, Secretary,
        Chief Executive Officer,
        Principal Accounting Officer

Date: April 14, 1999

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

3.3. Amended and restated By-laws of the Company, incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated December 28, 1998.

4 Shareholders Rights Agreement, dated as of December 28, 1998, between First Priority Group, Inc. and North American Transfer Co., as Rights Agent, together with Exhibits A, B and C attached thereto incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on December 31, 1998.

10.1 The Company's 1995 Incentive Stock Plan incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the period ended September 30, 1996.

10.2 Lease Agreement dated December 6, 1996 between the Company and 51 East Bethpage Holding Corporation for lease of the Company's facilities in Plainview, New York incorporated by reference to Exhibit 10.3 of the Company's Form 10-QSB for the period ended June 30, 1997.

10.3 First Amendment to Lease Agreement dated July 14, 1997 amending the lease dated December 6, 1996 between the Company and 51 East Bethpage Holding Corporation incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB for the period ended June 30, 1997.

10.4 Form of subscription agreement executed by subscribers to the Company's private placement dated August 26, 1997 incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the period ended September 30, 1997.

10.5 Form of warrant granted to subscribers to the Company's private placement dated August 26, 1997 incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB for the period ended September 30, 1997.

10.6 Form of subscription agreement executed by subscribers to the Company's private placement dated December 19, 1997 incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB for the period ended September 30, 1997.

10.7 Form of warrant executed by the Company's pursuant to the subscription agreement dated December 19, 1997 incorporated by reference to Exhibit 10.18 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.8 Employment agreement between the Company and Philip M. Panzera dated November 14, 1997 incorporated by reference to Exhibit
                  10.19 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.9 Amendment to employment agreement dated November 26, 1997 between the Company and Michael Karpoff incorporated by reference to Exhibit 10.20 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.10 Amendment to employment agreement dated November 26, 1997 between the Company and Barry Siegel incorporated by reference to Exhibit 10.21 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.11 Termination Agreement dated July 16, 1997 between the Company and Douglas Konetzni incorporated by reference to Exhibit
                  10.22 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.12 Termination Agreement dated May 20, 1997 between the Company and Paul Zucker incorporated by reference to Exhibit 10.23 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.13 Amendment to Termination Agreement dated August 22, 1997 between the Company and Paul Zucker incorporated by reference to Exhibit 10.24 of the Company's Form 10- KSB for the period ended December 31, 1997.

10.14 Termination Agreement dated May 20, 1997 between the Company and Steven Zucker incorporated by reference to Exhibit 10.25 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.15 Amendment to Termination Agreement dated August 22, 1997 between the Company and Steven Zucker incorporated by reference to Exhibit 10.26 of the Company's Form 10-KSB for the period ended December 31, 1997.

10.16 Employment Agreement dated March 23, 1998 between the Company and Gerald M. Zutler incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the period ended March 31, 1998.

10.17 Employment Agreement dated October 8, 1998 between the Company and Barry Siegel filed herein.

10.18 Employment Agreement dated October 2, 1998 between the Company and Barry J. Spiegel filed herein.

10.19 Employment Agreement dated December 14, 1998 between the Company and Lisa Siegel filed herein.

10.20 Employment Agreement dated October 8, 1998 between the Company and Gerald M. Zutler filed herein.

10.21 Severance Agreement dated August 17, 1998 between the Company and Michael Karpoff filed herein.

13.1 Form 10-QSB for the quarter ending March 31,1998 incorporated by reference dated and previously filed.

13.2 Form 10-QSB for the quarter ending June 30, 1998 incorporated by reference and previously filed with the Commission..

13.3 Form 10-QSB for the quarter ending September 30, 1998 incorporated by reference and previously filed with the Commission.

21                List of subsidiaries filed herein.

27                Financial Data Schedule