Form 10KSB/A
period 1998-12-31
FIRST PRIORITY GROUP INC
filed 1999-04-30
CIK 778164

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                   Amendment 1

(Mark One)
     [x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998

                                   or

     [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _____________ to ______________

                         Commission File Number 0-21467

                           FIRST PRIORITY GROUP, INC.
                 (Name of small business issuer in its charter)


          NEW YORK                                    11-2750412
     --------------------                         ------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                              51 East Bethpage Road
                            Plainview, New York 11803
                    ---------------------------------------
               (Address of principal executive offices) (Zip Code)


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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year $14,558,474

         The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of April 13, 1999, based upon the closing price on the date thereof is $9,332,348.


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         As of April 30, 1999, the issuer had outstanding a total of 8,331,800 common shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

         Transitional Small Business Disclosure Format (check one):

         Yes               No   X



         THE REMAINING PORTION OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act

Barry Siegel                                                                 47

         Barry Siegel has served as a director of the Corporation since its inception. In January 1998, Mr. Siegel again assumed the position of Treasurer of the Corporation. Mr. Siegel became Chief Executive Officer of the Corporation in November 1997, and continued to serve as Chairman of the Board and Secretary to the Corporation. Previously, he served as Chairman of the Board of Directors, Co-Chief Executive Officer, Treasurer and Secretary of the Corporation from August 1997 through November 1997. From October 1987 through August 1997, he served as Co-Chairman of the Board of Directors, Co-Chief Executive Officer, Treasurer and Secretary to the Corporation. He has served as Treasurer and Secretary of National Fleet Service, Inc. for more than five years. Mr. Siegel is married to Lisa Siegel.

Barry J. Spiegel                                                             50

         Barry J. Spiegel has served as President of the Corporation's Affinity Services Division since September 1996. Previously, he served as President of American International Insurance Associates, Inc. from January 1996 through August 1996. For more than five years prior thereto, Mr. Spiegel served as Senior Vice President at American Bankers Insurance Group, Inc.

Gerald M. Zutler                                                             61

         Gerald M. Zutler was appointed President and Chief Operating Officer in March 1998. Between 1997 and 1998, Mr. Zutler was a private consultant. From 1993 through 1996, Mr. Zutler was President of Lockheed Martin Canada.

Lisa Siegel

         Lisa Siegel was appointed Vice President Administration in July 1998. From January 1998 through June 1998, Ms. Siegel was Manager-Subrogation. Prior thereto, Ms. Siegel served as Vice President Operation for the past five years. Ms. Siegel is married to Barry Siegel.

Kenneth J. Friedman                                                         45

         Kenneth J. Friedman was elected to the Board of Directors in October 1998. For more than five years, Mr. Friedman has been President of the Primary Group, Inc., an executive search consultant.

Compliance With Section 16(a) of the Exchange Act

         Barry Siegel held stock options for the right to purchase 400,000 shares and 100,000 shares that were repriced on October 22, 1998. He did not file a Form 4 on a timely basis. Instead, he reported these option grants in the Form 5 filed in February 1999.


         Barry J. Spiegel held stock options for the right to purchase 250,000 shares that were repriced on October 22, 1998. He did not file a Form 4 on a timely basis. Instead, he reported these option grants in the Form 5 filed in February 1999.

         Gerald M. Zutler held stock options for the right to purchase 300,000 shares that were repriced on October 22, 1998. He did not file a Form 4 on a timely basis. Instead, he reported these option grants in the Form 5 filed in February 1999.

         Lisa Siegel held stock options for the right to purchase 100,000 shares that were repriced on October 22, 1998. She did not file a Form 4 on a timely basis. Instead, she reported these option grants in the Form 5 filed in February 1999.

         Kenneth J. Friedman exercised a stock option and purchased 100,000 shares in December 1998 He did not file a Form 4 on a timely basis. Instead, he reported this transaction in Form 5 in February 1999.

BOARD OF DIRECTORS AND COMMITTEES

         The Board of Directors has the responsibility to serve as the representative of the Shareholders. The Board establishes broad corporate policies and oversees the overall performance of the Company. However, the Board is not involved in day-to-day operating details. Members of the Board are kept informed of the Company's business activities through discussion with the Chief Executive Officer, by reviewing analyses and reports sent to them by management and by participating in board meetings. At present, the Board of Directors has one standing committee, the Audit Committee. Presently, the members of the Audit Committee are Kenneth J. Friedman and Barry J. Spiegel. The Audit Committee did not meet in 1998.

         During 1998 there eight meetings of the Board of Directors which was attended by members of the Board either in person or via telephone, and the Board approved resolutions with unanimous written consent in lieu of a meeting on three occasions in 1998. Directors received no compensation for their service on the Board of Directors. However, non-employee directors receive an annual stock option grant of 15,000 shares of the Company's common stock.

Item 10.          Executive Compensation

(b) Summary Compensation Table

SUMMARY COMPENSATION TABLE

                               Annual Compensation

(a)                        (b)                (c)                    (d)

Name
and
Principal
Position                   Year             Salary($)             Bonus($)
---------                  ----             ---------             --------
Barry Siegel               1998             $279,423                $0
Chairman                   1997             $198,846                $0
of the Board               1996             $175,000                $0(1)
of Directors,
Treasurer,
Secretary and
Chief Executive
Officer

Barry J. Spiegel           1998             $104,499                $0
President,                 1997             $ 89,730                $0
Affinity Services          1996             $      0                $0
Division

----------------------
(1) Incentive compensation for the year ended December 31, 1996 was waived.

(c) Options/SAR Grants Table

                      Option/SAR Grants in Last Fiscal Year

                                                          Individual Grants
----------------------------------------------------------------------------------------------------------------------
(a)                        (b)                       (c)                        (d)                        (e)
                        Number of                 % of Total
                        Securities                Options/SARs
                        Underlying                Granted to
                        Options/SARs              Employees in               Exercise or Base           Expiration
Name                    Granted (#)               Fiscal Year                Price ($/Sh)               Date
----------------------------------------------------------------------------------------------------------------------
Barry Siegel               100,000                   6.08%                      $1.925                   9/07/02
Barry Siegel               400,000                  24.3%                       $1.925                  10/08/03
Barry J. Spiegel           250,000                  15.2%                       $1.75                    6/30/03


(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

------------------------------------------------------------------------------------------------------------------------
(a)                        (b)                       (c)                   (d)                       (e)
                                                                       Number of
                                                                       Securities                Value of
                                                                       Underlying                Unexercised
                                                                       Unexercised               In-the-Money
                                                                       Options/SARs at           Options/SARs at
                                                                       FY-End (#)                FY-End ($)

                        Shares Acquired                                Exercisable/              Exercisable/
Name                    on Exercise (#)        Value Realized ($)      Unexercisable             Unexercisable
------------------------------------------------------------------------------------------------------------------------
Barry Siegel               None                      None              433,333/466,667           $291,000/$0
Barry J. Spiegel           None                      None              50,000/250,000            $48,500/$0


(f) Compensation of Directors

         No compensation is paid to the directors in consideration of the director's service on the board. However, the 1995 Stock Incentive Plan provides that non-employee directors of the Company shall be granted nonstatutory stock options for 15,000 shares of the Company's common stock on the date of election to the Board and upon every successive anniversary date of his or her initial election.

(g) Employment contracts and termination of employment and change in control arrangements.

         The Company has employment agreements with its two principal officers, Barry Siegel and Gerald M. Zutler. Mr. Siegel's employment agreement commenced on July 1, 1998 and expires on December 31, 2001. The agreement provides for an annual salary of $300,000. Mr. Zutler's employment agreement commenced on July 1, 1998 and expires on June 30, 2001. Mr. Zutler's annual base salary is $150,000. Both executives participate in the Company's Corporate Compensation Program.

         Mr. Siegel's employment agreement contains a change in control provision whereby Mr. Siegel, following a change of control as defined in the agreement, would receive: (a) a severance payment of 300 percent of the average annual salary for the past five years, less $100; (b) the cash value of the outstanding, but unexercised stock options, and (c) other perquisites, should the executive be terminated for various reasons as defined in the agreement. The agreements provide that in no event, shall the severance payment exceed the amount deductible by the Company under the provisions of the Internal Revenue Code.

         Mr. Zutler's employment agreement contains a change in control provision whereby Mr. Siegel, following a change of control as defined in the agreement, would receive: (a) a severance payment of 200 percent of the average annual salary for the past five years, less $100; (b) the cash value of the outstanding, but unexercised stock options, and (c) other perquisites, should the executive be terminated for various reasons as defined in the agreement. The agreements provide that in no event, shall the severance payment exceed the amount deductible by the Company under the provisions of the Internal Revenue Code.

         The Company entered into an employment agreement with Barry J. Spiegel that commenced on July 1, 1998 and expires on June 30, 2001. The agreement provides for a base salary of $130,000 per annum. Additionally, Mr. Spiegel participates in the Company's Corporate Compensation Program. Mr. Spiegel's employment agreement provides that should a "Change in Control" occur, as defined in the agreement, all stock options previously granted shall immediately become fully exercisable.

         In early 1999, several executives agreed to a voluntary reduction in their annual salaries (without changing the terms of their employment contracts. Mr. Siegel reduced his salary by $100,000, Mr. Zutler by $15,000 and Mr. Spiegel by $30,000. In consideration for these salary reductions, the Company granted Mr. Siegel a stock option for 100,000 shares, Mr. Zutler a stock option for 15,000 shares and Mr. Spiegel a stock option of 30,000 shares.

(h) Report on repricing of options/SARs

The Company repriced all employee stock options that had an exercise price greater than the fair market value of the Company's stock on October 22, 1998, $1.75. The Company canceled the existing options and re-granted and repriced them with the lower exercise price. The term and the exercise schedule of the new repriced option was identical to the option that it replaced. Mr. Siegel held stock options for the right to purchase up to 500,000 shares that were canceled, re-granted and repriced with an exercise price of $1.92, 110% of the fair market value on the date of grant. Mr. Spiegel held a stock option for the right to purchase 250,000 shares that was canceled, re-granted and repriced with an exercise price of $1.75. Mr. Zutler held a stock option for the right to purchase 200,000 shares that was canceled, re-granted and repriced with an exercise price of $1.75.

The Board of Directors decided to re-price all outstanding employee stock options that had exercise prices higher than the fair market value on October 22, 1998. The Board of Directors believes that stock options are an integral component of executive compensation and must offer the executive the opportunity to benefit from appreciation of the stock price as the Company grows.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following information is as of April 30, 1999.

         (a)  Security ownership of certain beneficial owners.


   (1)                        (2)                                (3)                                (4)
                           Name and                           Amount and
Title                      Address of                         Nature of                          Percent of
of Class                   Beneficial Owner                   Beneficial Owner                   Common Stock(1)
----------------------------------------------------------------------------------------------------------------
Common                     Kirlin Holding Corp.               1,140,000 (2)                      13.10%
                           6901 Jericho Turnpike
                           Syosset, NY. 11791

Common                     Kirlin Securities, Inc.            1,140,000 (3)                      13.10%
                           6901 Jericho Turnpike
                           Syosset, NY. 11791

Common                     Frances Giarraputo                   663,333 (4)                       7.82%
                           6 Fox Hunt Court
                           Huntington, NY 11743

Common                     Leonard Giarraputo                   663,333 (5)                       7.82%
                           6 Fox Hunt Court
                           Huntington, NY 11743

Common                     Fourteen Hill Capital, L.P.          889,000                          10.67%
                           1700 Montgomery Street
                           Suite 250
                           San Francisco, CA. 94920

Common                     The Golddonet Group                1,295,000 (6)                      15.01%
                           221 Main Street
                           Suite 250
                           San Francisco, CA 94105
------------------------------------------------------------------------------------------------------------------

(1) The percentages set forth in this Information Statement have been calculated in accordance with Instruction 3 to Item 403 of Regulation S-B.

(2) Includes common stock purchase warrants for 340,000 shares held by Kirlin Securities, Inc., a wholly owned subsidiary of Kirlin Holding Corp.

(3) Includes common stock purchase warrants for 340,000 shares and 800,000 shares held by Kirlin Holding Corp., parent to Kirlin Securities, Inc.

(4) Includes 13,333 shares owned directly or as custodian for others by Leonard Giarraputo, and 145,000 shares representing options that are exercisable within sixty days by Leonard Giarraputo to purchase the common stock of the Company. Leonard and Frances Giarraputo are husband and wife. Each disclaims beneficial ownership of shares held by the other.

(5) Includes 13,333 shares owned directly or as custodian for others by Leonard Giarraputo, and 145,000 shares representing options that are exercisable within sixty days by Leonard Giarraputo to purchase the common stock of the Company. Includes 505,000 shares held by Frances Giarraputo. Leonard and Frances Giarraputo are husband and wife. Each disclaims beneficial ownership of shares held by the other. Information obtained from Schedule 13D/A filed by holder.

(6) Includes 50,000 shares which it has agreed to purchase on January 3, 2000, subject to certain conditions, and 1,045,000 shares underlying options granted to it by a present shareholder under a purchase agreement.


         (b) Security ownership of management.


   (1)               (2)                                         (3)                                (4)
                  Name and                                    Amount and
Title             Address of                                  Nature of                          Percent of
Class             Beneficial Owner                            Beneficial Owner                   Common Stock(1)
----------------------------------------------------------------------------------------------------------------
Common            Barry Siegel                                1,885,067(2)                       20.02%
                  8 Indian Well Court
                  Huntington, NY 11743

Common            Lisa Siegel                                 1,885,067(3)                       20.02%
                  8 Indian Well Court
                  Huntington, NY 11743

Common            Barry J. Spiegel                              650,000(4)                        7.75%

Common            Kenneth J. Friedman                           125,000(5)                        1.49%

Common            Directors and officers
                  as a group                                  2,660,067                          28.06%

----------------------------------------
(1) The percentages set forth in this Annual Report on Form 10-KSB have been calculated in accordance with Instruction 3 to Item 403 of Regulation S-B.

(2) Includes options exercisable by Barry Siegel within sixty days to purchase 908,333, 3,334 shares held by Barry Siegel as custodian for two nephews, 67 shares held directly by Barry Siegel's wife, Lisa Siegel, and 175,000 shares representing options held by her that are exercisable within sixty days. Both Barry and Lisa Siegel disclaim beneficial ownership of shares held by the other.

(3) Includes options exercisable by Barry Siegel within sixty days to purchase 908,333 shares , 3,334 shares held by Barry Siegel as custodian for two nephews, includes 798,333 held by Barry Siegel and 175,000 shares representing options held by her that are exercisable within sixty days. Both Barry and Lisa Siegel disclaim beneficial ownership of shares held by the other.

(4) Includes options exercisable to purchase 50,000 shares within sixty (60) days.

(5) Includes options exercisable to purchase 15,000 shares within sixty (60) days.

         (c)  Changes in control.  None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY GROUP, INC.

By: /s/ Barry Siegel
    -------------------------
    Barry Siegel
    Chairman of the Board of Directors,
    Treasurer, Secretary,
    Chief Executive Officer,
    Principal Accounting Officer

Date: April 30, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Barry Siegel
    -------------------------
    Barry Siegel
    Chairman of the Board of Directors,
    Treasurer, Secretary,
    Chief Executive Officer,
    Principal Accounting Officer

Date: April 30, 1999

By: /s/ Barry J. Spiegel
    -------------------------
    Barry J. Spiegel
    President. Affinity Services Division
    Director

Date: April 30, 1999

By: /s/ Kenneth J. Friedman
    ---------------------------
    Kenneth J. Friedman
    Director