Form 10QSB
period 1999-03-31
FIRST PRIORITY GROUP INC
filed 1999-05-17
CIK 778164

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                                               -------  ------

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


        State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 1999: 8,331,800 shares of common stock
                                      --------------------------------

        Transitional Small Business Format (check one)
                 Yes[   ] No[ X ]

                          Part I Financial Information

Item 1.  Financial Statements

        THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                         FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEET

                                      March 31, 1999
                                       (Unaudited)

                                         ASSETS

   Current Assets:
                Cash and cash equivalents                                                $2,681,327
                Accounts receivable, less allowance for
                  doubtful accounts of $28,223                                            1,967,813
                Prepaid expenses and other current assets                                    94,084
                                                                                         ----------
                            Total current assets                                          4,743,224

   Property and equipment, net of accumulated
     depreciation of  $443,658                                                              559,984
   Security deposits and other non-current assets                                           108,728
                                                                                         ----------
                            Total assets                                                 $5,411,936
                                                                                         ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
                Accounts payable                                                         $1,003,611
                Accrued expenses and other current liabilities                            1,193,545
                Current portion of long-term debt                                            46,684
                                                                                         ----------
                            Total current liabilities                                     2,243,840
                                                                                         ----------
                                                                                             38,093
                                                                                         ----------
   Long-term debt

   Shareholders' equity:
                Common stock, $.015 par value, authorized
                  20,000,000 shares; issued 8,598,467 shares                                128,977
                Preferred stock, $.01 par value, authorized 1,000,000
                  shares; none issued or outstanding                                           -
                Additional paid-in capital                                                7,762,360
                Deficit                                                                  (4,671,324)
                                                                                         ----------
                                                                                          3,220,003
                Less common stock held in treasury, at
                  cost, 266,667 shares                                                       90,000
                                                                                         ----------
                            Total shareholders' equity                                    3,130,003
                                                                                         ----------
                            Total liabilities and shareholders' equity                   $5,411,936
                                                                                         ==========


  The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                  March 30,                      March 30,
                                                                                    1999                           1998
                                                                           -----------------------        -----------------------

Revenue                                                                               $ 3,578,606                    $ 4,017,501
Costs of revenue (principally charges incurred
             at repair facilities for services)                                         2,925,486                      3,358,992
                                                                           -----------------------        -----------------------
Gross profit                                                                              653,120                        658,509

Operating expenses                                                                        904,991                        978,284
                                                                           -----------------------        -----------------------

Loss from operations                                                                     (251,871)                      (319,775)
                                                                           -----------------------        -----------------------
Other income (expense):
             Interest and other income                                                     43,929                         51,350
             Other expenses                                                                    --                         (6,771)
                                                                           -----------------------        -----------------------
                         Total other income                                                43,929                         44,579
                                                                           -----------------------        -----------------------

Net loss                                                                              $  (207,942)                   $  (275,196)
                                                                           =======================        =======================

Basic and diluted loss per share                                                      $      (0.02)                  $     (0.03)
                                                                           =======================        =======================
Weighted average number of common shares outstanding                                     8,331,800                     8,092,911
                                                                           =======================        =======================

   The accompanying notes are an integral part of these financial statements.

                          FIRST PRIORITY GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                      THREE MONTHS ENDED
                                                   March 30,        March 30,
                                                     1999             1998
                                                 -------------    ------------
Cash flows from operating activities:
   Net loss                                         ($207,942)       ($275,196)
                                                   ----------      -----------
   Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization                     42,461           32,661
     Changes in assets and liabilities
       Accounts receivable                           (256,169)         (90,515)
       Inventories                                       --             (9,246)
       Prepaid expenses and other current assets      (27,877)          48,500
       Security deposit and other assets                 (756)          13,590
       Accounts payable                              (234,478)        (264,690)
       Accrued expenses and other liabilities         596,760          379,526
                                                   ----------      -----------

       Total adjustments                              119,931          109,826
                                                   ----------      -----------

    Net cash used in operating activities             (88,011)        (165,370)
                                                   ----------      -----------

Cash flows used in investing activities,
   additions to property and equipment                 (1,021)         (98,653)
                                                   ----------      -----------

Cash flows from financing activities:
   Repayment of long-term debt                        (11,821)            --
   Collection of shareholder note                        --            100,000
   Proceeds from issuance of common stock                --          1,000,000
                                                   ----------      -----------
   Net cash provided by (used in) financing
     activities                                       (11,821)       1,100,000
                                                   ----------      -----------

   Net increase (decrease) in cash and cash
     equivalents                                      (89,032)         835,971
   Cash and cash equivalents at beginning of
     period                                         2,782,180        3,453,864
                                                   ----------      -----------
   Cash and cash equivalents at end of period      $2,681,327       $4,289,845
                                                   ==========      ===========

  The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1.  UNAUDITED FINANCIAL STATEMENTS
    ------------------------------

         The information contained in the condensed consolidated financial statements for the period ended March 31, 1999 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent annual report on Form 10-KSB.

2.  BUSINESS OF THE COMPANY
    -----------------------

         The Company, a New York corporation formed on June 28, 1985, is engaged in automotive fleet management and administration of automotive repairs for businesses, insurance companies and members of affinity groups.

         The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.  RESULTS OF OPERATIONS
    ---------------------

         The unaudited results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

4.  EARNINGS PER SHARE
    ------------------

         Basic earnings (loss) per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. During the three month periods ended March 31, 1999 and 1998, there was no dilutive effect from stock options and warrants.

5.  SUBSEQUENT EVENTS
    -----------------

         On April 13, 1999, the Company formed a new wholly owned subsidiary, Collision Depot.com, Inc. to provide collision repair claims management services for the insurance industry nationwide through the Internet.

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Automotive Management

         Revenues from services of the automotive management operations were $3,578,606, for the three months ended March 31, 1999, as compared to $4,017,501 for the three months ended March 31, 1998, representing a decrease of $438,895, or 10.9%. We attribute the reduction in Revenue for the quarter to a lower national vehicle accident rate. The reduced vehicle accident rate, recognized by various insurance industry sources, is due to: (i) increased safety conditions on both roads and in vehicles, (ii) drivers' safety awareness and defensive driving and (iii) moderate weather conditions. The direct cost of services related to such revenue (principally charges from automotive repair facilities) was $2,925,486 and $3,358,992 for the three month periods ended March 31, 1999 and 1998, respectively, resulting in a decrease of $433,506 or 12.9%. The gross profit percentage for the three months ended March 31, 1999 and March 31, 1998 increased 1.9% to 18.3% from 16.4%. This increase represents better pricing structures and an increase in the Affinity program sales which yields a higher gross profit than the traditional repair services.

         Total operating expenses were $904,991 for the three months ended March 31, 1999, as compared to $978,284 for the three months ended March 31, 1998, representing a decrease of $73,293 or 7.5%. The decrease in operating expenses is mainly attributable to pay cuts taken by upper management and a reduction in work force.

         Interest and other income was $43,929 for the three months ended March 31, 1999, as compared to $51,350 for the same period in 1998, representing a decrease of $7,421. The decrease is primarily attributable to lower average cash balances available during the quarter ended March 31, 1999.

         As a result of the foregoing, the net loss from continuing operations for the three months ended March 31, 1999 was $207,942 ($.02 per share) as compared to a net loss of $275,196 ($.03 per share) for the comparable three months in 1998.

Liquidity and Capital Resources

         As of March 31, 1999, the Company had cash and cash equivalents of $2,681,327 and working capital was $2,499,384. The Company's operating activities used $88,011 of cash in the first quarter of 1999, an improvement of $77,359, as compared to the first quarter of 1998 where operating activities used $165,370 of cash.

         The Company believes that its present cash position will enable the Company to continue to support its operations for the short and longer term.

New Business Developments

         On April 19, 1999, the Company announced the formation of a new wholly owned subsidiary, Collision Depot.com, Inc. ("Collision Depot") to provide collision repair claims and management services for the insurance industry nationwide through the Internet. Additionally, the Company announced that Collision Depot retained Fahnestock & Co., Inc. to act as its exclusive placement agent in a private offering of equity securities.

         Collision Depot has since changed its name to driversshield.com Corp. The Company holds the registered trademark of Driver's Shield(Registered) and is in the process of assigning this trademark to its subsidiary, driversshield.com Corp. The subsidiary will offer, in addition to the collision repair claims and management services for the insurance industry nationwide through the Internet, a wide array of automotive services and discounts on a nationwide basis, some of which are already being sold wholesale through affinity groups and financial institutions under the Company's existing Driver's Shield(Registered) label.

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

Forward Looking Statements - Cautionary Factors

         Certain information contained herein includes information that is forward looking. The matters referred to in forward-looking statements may be affected by the risks and uncertainties involved in the Company's business. These forward-looking statements are qualified in their entirety by the cautionary statements contained in the Company's Form 10-KSB for the year ended December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

10.1 Placement Agent Agreement between Fahnstock & Co., Inc. and Collision Depot.com, Inc. dated April 14, 1999.

27            Financial Data Schedules

(b)      Reports on Form 8-K

    None

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FIRST PRIORITY GROUP, INC.

Date: May 17, 1999                    By:  /s/ Barry Siegel
                                           ----------------------
                                           Barry Siegel
                                           Chairman of the Board
                                           of Directors, Chief Executive Officer
                                           Treasurer, Secretary and Principal
                                           Financial and Accounting Officer

                                Index of Exhibits


Exhibit No.   Description
----------    -----------

10.1 Placement Agent Agreement between Fahnstock & Co., Inc. and Collision Depot.com, Inc. dated April 14, 1999.

27            Financial Data Schedules