Form 10QSB
period 1999-06-30
FIRST PRIORITY GROUP INC
filed 1999-08-13
CIK 778164

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]    No [_]


        State the number of shares outstanding of each of the issuer's classes of common equity, as of August 4, 1999: 8,331,800 shares of common stock

        Transitional Small Business Format (check one)
                Yes[   ]          No[ X ]

                         Part I Financial Information


Item 1.         Financial Statements











        THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                 FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                June 30, 1999
                                 (Unaudited)


                                    ASSETS

Current Assets:
             Cash and cash equivalents                                       $2,489,882
             Accounts receivable, less allowance for
               doubtful accounts of $28,223                                   2,154,535
             Prepaid expenses and other current assets                           41,499
                                                                            -----------
                         Total current assets                                 4,685,916


Property and equipment, net of accumulated
  depreciation of  $483,698                                                     534,038
Security deposits and other non-current assets                                  137,220
                                                                            -----------
                         Total assets                                        $5,357,174
                                                                            ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

             Accounts payable                                                $1,006,689
             Accrued expenses and other current liabilities                   1,262,947
             Current portion of long-term debt                                   53,826
                                                                            -----------
                         Total current liabilities                            2,323,462
                                                                            -----------
Long-term debt                                                                   26,913
                                                                            -----------


Shareholders' equity:

             Common stock, $.015 par value, authorized
               20,000,000 shares; issued 8,598,467 shares                       128,977
             Preferred stock, $.01 par value, authorized 1,000,000
               shares; none issued or outstanding                                -
             Additional paid-in capital                                       7,762,350
             Deficit                                                         (4,794,528)
                                                                            -----------
                                                                              3,096,799

             Less common stock held in treasury, at
               cost, 266,667 shares                                              90,000
                                                                            -----------
                         Total shareholders' equity                           3,006,799
                                                                            -----------
                         Total liabilities and shareholders' equity          $5,357,174
                                                                            ===========




  The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unauditied)

                                                                                THREE MONTHS ENDED
                                                                          June 30,              June 30,
                                                                            1999                  1998
                                                                      ----------------       ---------------
Revenue                                                                    $4,082,248            $3,751,677
Costs of revenue (principally charges incurred
                    at repair facilities for services)                      3,324,607             3,115,360
                                                                      ----------------       ---------------
Gross profit                                                                  757,641               636,317

Operating expenses                                                            916,020             1,089,414
                                                                      ----------------       ---------------

Loss from operations                                                         (158,379)             (453,097)
                                                                      ----------------       ---------------
Other income (expense):
                    Interest and other income                                  35,175                98,691
                    Other expenses                                                 -                   (294)
                                                                      ----------------       ---------------
                                        Total other income                     35,175                98,397
                                                                      ----------------       ---------------

Net loss                                                                   $ (123,204)           $ (354,700)
                                                                      ================       ===============

Basic and diluted loss per share                                              $ (0.01)              $ (0.04)
                                                                      ================       ===============

Weighted average number of common shares outstanding                        8,331,800             8,231,800
                                                                      ================       ===============


  The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                          June 30,             June 30,
                                                                           1999                  1998
                                                                      ---------------        ------------

Revenue                                                                   $7,660,854           $7,769,178
Costs of revenue (principally charges incurred
                    at repair facilities for services)                     6,250,093            6,474,352
                                                                      ---------------        -------------
Gross profit                                                               1,410,761            1,294,826

Operating expenses                                                         1,821,011            2,067,698
                                                                      ---------------        -------------

Loss from operations                                                        (410,250)            (772,872)
                                                                      ---------------        -------------
Other income (expense):
                    Interest and other income                                 79,104              150,041
                    Other expenses                                                -                (7,065)
                                                                      ---------------        -------------
                                        Total other income                    79,104              142,976
                                                                      ---------------        -------------

Net loss                                                                  $ (331,146)          $ (629,896)
                                                                      ===============        =============

Basic and diluted loss per share                                             $ (0.04)             $ (0.08)
                                                                      ===============        =============

Weighted average number of common shares outstanding                       8,331,800            8,162,739
                                                                      ===============        =============



  The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                                                SIX MONTHS ENDED
                                                                        June 30,               June 30,
                                                                          1999                   1998
                                                                        --------               --------

Cash flows from operating activities:
        Net loss                                                       ($331,146)              ($629,896)
                                                                       ---------               ---------
        Adjustments to reconcile net loss
        to net cash used in operating
        activities:
               Depreciation and amortization                              82,502                  66,446
               Changes in assets and liabilities
                    Accounts receivable                                 (442,891)                 45,887
                    Inventories                                            -                      26,054
                    Prepaid expenses and other current assets             24,709                  25,109
                    Security deposit and other assets                    (29,248)                 13,590
                    Accounts payable                                    (231,400)               (374,848)
                    Accrued expenses and other liabilities               666,152                 339,990
                                                                       ---------               ---------
                    Total adjustments                                     69,824                 142,228
                                                                       ---------               ---------
        Net cash used in operating activities                           (261,322)               (487,668)
                                                                       ---------               ---------
Cash flows used in investing activities,
        additions to property and equipment                              (15,117)               (134,630)
                                                                       ---------               ---------
Cash flows from financing activities:
        Repayment of long-term debt                                      (15,859)                  -
        Collection of shareholder note                                     -                     100,000
        Proceeds from issuance of common stock                             -                   1,000,000
                                                                       ---------               ---------
        Net cash provided by (used in) financing activities              (15,859)              1,100,000
                                                                       ---------               ---------
Net increase (decrease) in cash and cash equivalents                    (292,298)                477,702
Cash and cash equivalents at beginning of period                       2,782,180               3,453,864
                                                                      ----------              ----------
Cash and cash equivalents at end of period                            $2,489,882              $3,931,566
                                                                      ==========              ==========



The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  UNAUDITED FINANCIAL STATEMENTS

         The information contained in the condensed consolidated financial statements for the period ended June 30, 1999 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

    On April 13, 1999, the Company formed a new wholly owned subsidiary, Collision Depot.com, Inc. to provide collision repair claims management services for the insurance industry nationwide through the Internet. On May 17, 1999, this subsidiary was renamed driversshield.com, Corp.

    The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.  RESULTS OF OPERATIONS

    The unaudited results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

4.  EARNINGS PER SHARE

    Basic earnings (loss) per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. During the six month periods ended June 30, 1999 and 1998, there was no dilutive effect from stock options and warrants.

Item 2.      Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Automotive Management

    Revenues from services of the automotive management operations were $4,082,248, for the three months ended June 30, 1999, as compared to $3,751,677 for the three months ended June 30, 1998, representing an increase of $330,571, or 8.8%. The increased revenue is primarily attributable to the full roll-out of services provided to a major new fleet client. The direct cost of services related to such revenue (principally charges from automotive repair facilities) was $3,324,607 and $3,115,360 for the three month periods ended June 30, 1999 and 1998, respectively, resulting in an increase of $209,247 or 6.7%. For the six months ended June 30, 1999 revenues from services were $7,660,854 as compared to $7,769,178 for the same period in 1998, representing a decrease of $108,324 or 1.4%. The direct cost of services related to such revenue was $6,250,093 and $6,474,352 for the six months ended June 30, 1999 and 1998, respectively, resulting in a decrease of $224,259 or 3.5%. The gross profit percentage for the three months ended June 30, 1999 and June 30, 1998 increased 1.6% to 18.6% from 17.0%. For the six months ended June 30, 1999, gross profit increased 1.7% to 18.4% from 16.7% for the same period in 1998. This increase represents better pricing structures and an increase in the Affinity program sales which yields a higher gross profit than the traditional repair services.

    Total operating expenses were $916,020 for the three months ended June 30, 1999, as compared to $1,089,414 for the three months ended June 30, 1998, representing a decrease of $173,394 or 15.9%. For the six months ended June 30, 1999, total operating expenses decreased $246,687 or 11.9% to $1,821,011 as compared to $2,067,698 for the same period of 1998. The decrease in operating expenses is mainly attributable to pay cuts taken by upper management and a reduction in work force.

    Interest and other income was $35,175 and $79,104 for the three and six months ended June 30, 1999, as compared to $98,691 and $150,041 for the same periods in 1998, representing a decrease of $63,516 and $70,937, respectively. The decrease is primarily attributable to lower average cash balances available during 1999. Also, in June 1998, the Company had received the proceeds of $40,000 in settlement of a lawsuit.

    As a result of the foregoing, the net loss from continuing operations for the three and six months ended June 30, 1999 was $123,204 ($.01 per share) and $331,146 ($.04 per share) as compared to a net loss of $354,700 ($.04 per share) and $629,896 ($.08 per share) for the comparable periods in 1998.

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

    Collision Depot has since changed its name to driversshield.com Corp. ("driversshield.com"). The Company holds the registered trademark of Driver's Shield(R) and is in the process of assigning this trademark to its subsidiary, driversshield.com Corp. driversshield.com will offer, in addition to the collision repair claims and management services for the insurance industry nationwide through the Internet, a wide array of automotive services and discounts on a nationwide basis, some of which are already being sold wholesale through affinity groups and financial institutions under the Company's existing Driver's Shield(R) label.

    driversshield.com presently has operating a fifty page prototype Web site providing potential insurance industry partners with information on how to use this Internet based repair management service to substantially increase customer satisfaction and retention, decrease costs and increase sales.

Liquidity and Capital Resources

    As of June 30, 1999, the Company had cash and cash equivalents of $2,489,882 and working capital was $2,362,454. The Company's operating activities used $261,322 of cash in the first six months of 1999, an improvement of $226,346, as compared to the same period of 1998 where operating activities used $487,668 of cash.

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

                          FIRST PRIORITY GROUP, INC.


Date: August 13, 1999                     By:  /s/ Barry Siegel
                                               ----------------
                                          Barry Siegel
                                          Chairman of the Board
                                          of Directors, Chief Executive Officer
                                          Treasurer,  Secretary and Principal
                                          Financial and Accounting Officer

                               Index of Exhibits

Exhibit No.           Description


27                    Financial Data Schedules