Form 10QSB
period 1999-09-30
FIRST PRIORITY GROUP INC
filed 1999-11-15
CIK 778164

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----

                       Commission file number  0-21467
                                             -----------

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 1999: 8,331,800 shares of common stock
                                        --------------------------------

     Transitional Small Business Format (check one)

          Yes[ ] No[X]

                          Part I Financial Information


Item 1.   Financial Statements











         THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               September 30, 1999
                                  (Unaudited)


                                     ASSETS



Current Assets:
          Cash and cash equivalents                                   $ 2,416,396
          Accounts receivable, less allowance for
            doubtful accounts of $28,223                                1,694,467
          Prepaid expenses and other current assets                        21,627
                                                                      -----------
                    Total current assets                                4,132,490

Property and equipment, net of accumulated
  depreciation of $534,181                                                629,945
Security deposits and other non-current assets                             34,238
                                                                      -----------
                    Total assets                                      $ 4,796,673
                                                                      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                            $   675,325
          Accrued expenses and other current liabilities                1,264,401
          Current portion of long-term debt                                53,825
                                                                      -----------
                    Total current liabilities                           1,993,551
                                                                      -----------
Long-term debt                                                             11,521
                                                                      -----------

Shareholders' equity:
          Common stock, $.015 par value, authorized
            20,000,000 shares; issued 8,598,467 shares                    128,977
          Preferred stock, $.01 par value, authorized 1,000,000
            shares; none issued or outstanding                               --
          Additional paid-in capital                                    7,762,350
          Deficit                                                      (5,009,727)
                                                                      -----------
                                                                        2,881,600
          Less common stock held in treasury, at
            cost, 266,667 shares                                           90,000
                                                                      -----------
                    Total shareholders' equity                          2,791,600
                                                                      -----------
                    Total liabilities and shareholders' equity        $ 4,796,672
                                                                      ===========


   The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unauditied)


                                                           THREE MONTHS ENDED
                                                      September 30,  September 30,
                                                          1999           1998
                                                      -------------  -------------
Revenue                                                $ 3,383,858    $ 3,230,990
Costs of revenue (principally charges incurred
          at repair facilities for services)             2,715,238      2,687,637
                                                       -----------    -----------
Gross profit                                               668,620        543,353

Operating expenses                                         914,871      1,088,102
                                                       -----------    -----------

Loss from operations                                      (246,251)      (544,749)
                                                       -----------    -----------
Other income (expense):
          Interest and other income                         31,053         42,846
          Other expenses                                      --             (550)
                                                       -----------    -----------
                    Total other income                      31,053         42,296
                                                       -----------    -----------

Net loss                                               $  (215,198)   $  (502,453)
                                                       ===========    ===========

Basic and diluted loss per share                       $     (0.03)   $     (0.06)
                                                       ===========    ===========

Weighted average number of common shares outstanding     8,331,800      8,231,800
                                                       ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unauditied)


                                                            NINE MONTHS ENDED
                                                       September 30,   September 30,
                                                           1999            1998
                                                       -------------   -------------
Revenue                                                $ 11,044,712    $ 11,000,168
Costs of revenue (principally charges incurred
          at repair facilities for services)              8,965,331       9,161,989
                                                       ------------    ------------
Gross profit                                              2,079,381       1,838,179

Operating expenses                                        2,735,882       3,155,800
                                                       ------------    ------------

Loss from operations                                       (656,501)     (1,317,621)
                                                       ------------    ------------
Other income (expense):
          Interest and other income                         110,157         192,887
          Other expenses                                       --            (7,615)
                                                       ------------    ------------
                   Total other income                       110,157         185,272
                                                       ------------    ------------

Net loss                                               $   (546,344)   $ (1,132,349)
                                                       ============    ============

Basic and diluted loss per share                       $      (0.07)   $      (0.14)
                                                       ============    ============

Weighted average number of common shares outstanding      8,331,800       8,186,010
                                                       ============    ============



   The accompanying notes are an integral part of these financial statements.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (Unaudited)


                                                                 NINE MONTHS ENDED
                                                           September 30,  September 30,
                                                               1999           1998
                                                           -------------  -------------
Cash flows from operating activities:
      Net loss                                              $  (546,344)   $(1,132,349)
      Adjustments to reconcile net loss
      to net cash used in operating
      activities:
           Depreciation and amortization                        132,985        103,358
           Changes in assets and liabilities
               Accounts receivable                               17,177        104,066
               Inventories                                         --           25,493
               Prepaid expenses and other current assets         44,580        (29,108)
               Security deposit and other assets                 73,734          7,090
               Accounts payable                                (562,764)        66,599
               Accrued expenses and other liabilities           667,606         77,303
                                                            -----------    -----------

               Total adjustments                                373,318        354,801
                                                            -----------    -----------

      Net cash used in operating activities                    (173,026)      (777,548)
                                                            -----------    -----------

Cash flows used in investing activities,
      additions to property and equipment                      (161,506)      (195,749)
                                                            -----------    -----------

Cash flows from financing activities:
      Repayment of long-term debt                               (31,252)          --
      Collection of shareholder note                               --          100,000
      Proceeds from issuance of common stock                       --        1,000,000
                                                            -----------    -----------
      Net cash provided by (used in) financing activities       (31,252)     1,100,000
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents           (365,784)       126,703
Cash and cash equivalents at beginning of period              2,782,180      3,453,864
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 2,416,396    $ 3,580,567
                                                            ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   UNAUDITED FINANCIAL STATEMENTS

     The information contained in the condensed consolidated financial statements for the period ended September 30, 1999 and 1998 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

     The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.   RESULTS OF OPERATIONS

     The unaudited results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

4.   EARNINGS PER SHARE

     Basic earnings (loss) per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. During the nine month periods ended September 30, 1999 and 1998, there was no dilutive effect from stock options and warrants.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Automotive Management

     Revenues from services of the automotive management operations were $3,383,858, for the three months ended September 30, 1999, as compared to $3,230,990 for the three months ended September 30, 1998, representing an increase of $152,868, or 4.7%. This increase is a net result of a decrease in revenues of $378,995 for the now discontinued Direct Repair Program and Recovery Services and an increase in revenues of $531,863, from the same period of 1998, in the Fleet and Affinity Services. This increase is attributable to the addition of several new significant customers during the year. The direct cost of services related to revenue (principally charges from automotive repair facilities) was $2,715,238 and $2,687,637 for the three month periods ended September 30, 1999 and 1998, respectively, resulting in an increase of $27,601 or 1.0%.

     For the nine months ended September 30, 1999 revenues from services were $11,044,712 as compared to $11,000,168 for the same period in 1998, representing a increase of $44,544 or .4%. This net increase is a result of a decrease in revenue of the Direct Repair Program and Recovery Services of $955,274 and an increase in revenues of $999,818 for the Fleet and Affinity services. The direct cost of services related to revenue was $8,965,331 and $9,161,989 for the nine months ended September 30, 1999 and 1998, respectively, resulting in a decrease of $196,658 or 2.1%. The gross profit percentage for the three months ended September 30, 1999 and September 30, 1998 increased 3.0% to 19.8% from 16.8%. For the nine months ended September 30, 1999, gross profit increased 2.1% to 18.8% from 16.7% for the same period in 1998. This increase represents better pricing structures and an increase in the affinity program sales which yields a higher gross profit than the traditional repair services.

     Total operating expenses were $914,871 for the three months ended September 30, 1999, as compared to $1,088,102 for the three months ended September 30, 1998, representing a decrease of $173,231 or 15.9%. For the nine months ended September 30, 1999, total operating expenses decreased $419,918 or 13.3% to $2,735,882 as compared to $3,155,800 for the same period of 1998. The decrease in operating expenses is mainly attributable to pay cuts taken by upper management and a reduction in work force due to the discontinuation of the Direct Repair Program and the Recovery Services divisions.

     Interest and other income was $31,053 and $110,157 for the three and nine months ended September 30, 1999, as compared to $42,846 and $192,887 for the same periods in 1998, representing a decrease of $11,793 and $82,730, respectively. The decrease is primarily attributable to lower average cash balances available during 1999. Also, in June 1998, the Company had received the proceeds of $40,000 in settlement of a lawsuit.

     As a result of the foregoing, the net loss for the three and nine months ended September 30, 1999 was $215,198 ($.03 per share) and $546,344 ($.07 per share) as compared to a net loss of $502,453 ($.06 per share) and $1,132,349 ($.14 per share) for the comparable periods in 1998.

New Business Developments

     On April 19, 1999, the Company formed a new wholly owned subsidiary, Collision Depot.com, Inc. ("Collision Depot") to provide nationwide collision repair claims management services for the insurance industry via the Internet. Collision Depot changed its name to driversshield.com Corp. ("driversshield.com"). driversshield.com previously announced that it had retained Fahnestock & Co., Inc. ("Fahnestock") to act as its exclusive placement agent in a private offering of equity securities. Fahnestock had originally advised driversshield.com that it would be able to fund its business through the sale of equity prior to the actual construction of the driversshield.com web site. The Company discovered, however, that it would be far more difficult to raise funds at the predicted valuations, prior to the web-site being interactive. Since the Company's cash position was still strong enough to proceed without the aid of an immediate raise-up of funds management determined that once an operational web site has been constructed, it will be much easier, if necessary, to raise equity to further fund driversshield.com at higher valuations than at the initial phase of the business. In keeping with the Company's overall strategy, it intends to partner driversshield.com with much larger and more powerful industry leaders, as it has done very successfully with its other two profitable divisions. Therefore, the Company has terminated its relationship with Fahnestock.

     driversshield.com presently has operating a fifty page prototype Web site providing potential insurance industry partners with information on how to use this Internet based repair management service that will substantially increase customer satisfaction and retention, decrease costs and increase sales.

Liquidity and Capital Resources

     As of September 30, 1999, the Company had cash and cash equivalents of $2,416,396 and working capital was $2,138,939. The Company's operating activities used $173,026 of cash in the first nine months of 1999, an improvement of $604,522, as compared to the same period of 1998 where operating activities used $777,548 of cash.

     The Company believes that its present cash position will enable the Company to continue to support its operations for the short and longer term.


Year 2000 Compliance

     The Company's internal computer systems have been updated to become Y2K compliant or have been recently replaced by systems that were developed as Y2K compliant systems. Expenses related to Year 2000 compliance amounted to approximately $100,000 in 1998 and are expected to exceed $100,000 in 1999. The anticipated costs of any Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability or cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     The Company has completed its review of its internal critical core systems and believes that it is fully Y2K compliant. The Company continues to test its systems to insure that they are Y2K compliant and will have completed development of contingency plans by year end should any internal or external critical systems not be compliant.

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

                                        FIRST PRIORITY GROUP, INC.


Date: November 15, 1999                 By:      /s/ Barry Siegel
                                           ---------------------------------
                                           Barry Siegel
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer Treasurer,
                                        Secretary and Principal Financial and
                                        Accounting Officer

                                Index of Exhibits


Exhibit No.         Description

27                  Financial Data Schedules