Form 10KSB
period 1999-12-31
FIRST PRIORITY GROUP INC
filed 2000-04-14
CIK 778164

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

   (Mark One)
         [x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999

                                    or

         [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from        to

                         Commission File Number 0-21467
                                     -------

                           FIRST PRIORITY GROUP, INC.
                           --------------------------
                 (Name of small business issuer in its charter)


                NEW YORK                                    11-2750412
                --------                                   ------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


                              51 East Bethpage Road
                            Plainview, New York 11803
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         Yes   X       No ___
              ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year $12,135,578

         The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of March 30, 2000, based upon the closing price on the date thereof is $25,908,825.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         As of April 13, 2000, the issuer had outstanding a total of 8,806,999 common shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-KSB is hereby incorporated by reference to the Definitive Proxy or Definitive Information Statement issued by the Company for the Notice of the Annual Meeting of Shareholders.

         Transitional Small Business Disclosure Format (check one):

         Yes      No   X
              ---     --









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

         The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

         Nature of Services

         The services offered by the Company consist of vehicle maintenance and repair management, including collision and general repair programs, appraisal services, subrogation services, vehicle salvage and vehicle rentals; and the administration of automotive collision repair referral services for self insured fleets, insurance companies and affinity group members.

         The Company's wholly-owned subsidiary, National Fleet Service, Inc., ("NFS") conducts the Company's fleet management business. The Company itself provides the various affinity programs for all types of businesses.

         Fleet Management. The Company has entered into contractual arrangements with over 2,000 independently owned and operated repair shops throughout the United States, as well as with national chains of automobile repair shops, to provide repair services for the Company's fleet management clients' vehicles. The automotive repair shops with which the Company has contracted can handle, on a per incident basis, any repair which the Company's fleet management clients' drivers may encounter. Because the Company has made arrangements with a large number of repair shops, whenever a repair to a client's vehicle is needed, the chances are excellent that a local repair shop will be available to perform the required repair work. The repairs provided consist primarily of collision and glass replacement repairs although general repairs can also be provided. In the event that a repair is needed, the driver need only call the Company's toll free telephone number. Through the development of a comprehensive proprietary management system and customized computer software, upon receipt of the call, the driver is directed to a local repair shop to which the driver may take the vehicle for the needed repairs. The Company's staff tightly manages all the activity surrounding the repair process. Upon completion of the repair, the bill is forwarded to the Company, which in turn, bills the client. There is no need for independent negotiations between the repair shop and the client or the driver. As part of its fleet management services, the Company also offers its clients computerized appraisal services, salvage and subrogation services, and offers vehicle rentals to permit clients to avoid driver down-time while a client's vehicle is being repaired. Additionally, the Company has created a complete line of customized reports with features that allow risk managers to thoroughly assess all variables concerning the collision activity expense of their fleet. These unique systems were primarily attributable to the Company winning in 1995 the prestigious award from Inc. Magazine and MCI, as one of the nations best-run service companies.

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

         Driver's Shield(R). - This is the premium program consisting of components, which may be sold individually. This package consists of the Collision Damage Repair Program, Driver Discount Program and the Auto Service Hotline, as well an auto buying service, legal defense reimbursement, and custom trip routing services.

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

                  Driver Discount Program (DDP). This program offers drivers discounts of up to forty percent off automotive-related services through thousands of premium auto chain facilities throughout the nation. It applies these discounts to virtually all routine maintenance including oil changes, brakes, transmissions, mufflers, shocks, tires and glass. An option to this program also provides 24-hour emergency roadside assistance for drivers anywhere in the U.S.

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

         Discontinued Operations

         In September 1996, the Company's FPG Direct division began to market consumer goods through direct mailing efforts to credit card customers of major oil companies and retail department stores. During the second quarter of 1997, the Company decided to discontinue its FPG Direct division. The division has not participated in any new promotions since June 1997, it continued to fill orders (to reduce inventory) through October 1997, pay vendors, collect receivables, and receive returns. The Company did not expect to incur any additional losses during the remaining phase out period; however, the Company was unable to realize certain assets being carried (consisting mostly of inventories) and wrote these assets off in 1998. Losses from this division did not provide any income tax benefit during 1998.

         Recent Developments.

         In April 1999 the Company established a new Internet enterprise, driversshield.com Corp., as a wholly owned subsidiary. driversshield.com is designed to serve insurance companies by offering a complete customer relationship management solution by combining its Affinity Group programs and collision repair management services into an Internet based strategy. This new business focuses on capturing a significant share of the North American market for managed automotive care. The first thrust into the marketplace is the introduction of a website for efficient management of collision repairs. The interactive website facilitates information gathering and distribution to launch the repair process. The website will enable insurance carriers to utilize the Company's website to directly enter the initial vehicle claim information, permit the insured to select an automobile collision repair shop from the Company's network of over 2,400 shops across the country, and enable the insurance carrier and the insured to track the repairs of the vehicle until completion. The website address is: www.driversshield.com is in development and is presently in the beta testing stage. [See Forward-Looking Statements and Cautionary Factors]

         Related to the website development, in November 1999, driversshield.com entered into an agreement with Electronic Data Systems Corporation ("EDS") whereby EDS will develop and host the Company's website through December 31, 2003. Additionally, EDS will assist the Company in offering the Internet based automobile collision managed care program to EDS' customers that provide auto insurance to its insureds. driversshield.com will pay no more than $350,000 for the initial development costs of the website. Once the website is operational, driversshield shall retain the entire Net Revenue from the operation of website, total revenue less cost of sales, until it has recovered the fees paid to EDS for the website development. Thereafter, EDS shall be paid the entire Net Revenue until it has recovered the development costs in excess of $350,000, if any. The total recoverable amount allowed for EDS is not to exceed $80,000. For the remainder of the first year of this Agreement, driversshield.com shall pay EDS thirty percent (30%) of the Net Revenue. In years two, three and four of the Agreement, EDS shall receive thirty-five percent (35%), forty-two percent (42%) and forty-two percent (42%), respectively, of the Net Revenue. Throughout the term of this Agreement, EDS shall host and maintain the website, process all transactions, maintain, secure and update all database functions, design, develop and build a repair management call center, secure all transmissions over the website, upgrade the site for additional functionality, handle all accounting functions, fulfill customer material and introduce electronic data interchange throughout the repair facility network at no additional cost. First Priority Group, Inc., has guaranteed performance of this Agreement by its wholly owned subsidiary, driversshield.com

         Sales and Marketing. The Company's fleet management clients generally consist of companies having a large number of vehicles on the road over a broad geographical area. The Company's clients for its affinity programs are organizations and affinity groups. The Company's clients for the driversshield.com program are property and casualty insurance companies.

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

         In 1999 and 1998, one customer accounted for approximately 10% of the Company's revenue.

         Employees

         At year-end, the Company employed thirty-five full-time employees and three part time employees. None of the Company's employees are governed by a union contract and the Company believes that its employee relationships are satisfactory.

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

                  driversshield.com. The Company is aware of three other companies that offer automotive collision repair services to insurance companies. Two of such companies are, like the Company, in the fleet management business, while the other is in the vehicle software valuation business. The Company believes that its services for insurance companies are superior to those offered by such other companies.

Item 2.  DESCRIPTION OF PROPERTY

         In December 1996, the Company entered into a lease for new office space at 51 East Bethpage Road, Plainview, New York 11803. The space consists of approximately 12,000 square feet of office space. The Company relocated to this new space during April 1997. The lease is for five years and expires on March 31, 2002.

         A portion of the premise is subleased under a lease expiring June 2000.

Item 3.  LEGAL PROCEEDINGS.

The Company was served with a summons and complaint filed by Philip M. Panzera in United States District Court (Eastern District, NY) alleging that the Company wrongfully terminated his employment on January 29, 1998 pursuant to an employment agreement dated November 14, 1997 (the "Employment Agreement") and wrongfully converted Mr. Panzera's personal property. Mr. Panzera is seeking monetary damages in excess of $1 million. Mr. Panzera held the position in the Company of Senior Vice President, Chief Financial Officer for the period of November 17, 1997 through January 29, 1998. The Company has answered this complaint and denied all of Mr. Panzera's allegations stating that the Company properly terminated Mr. Panzera for cause pursuant to the Employment Agreement. Additionally, the Company has filed a counterclaim against Mr. Panzera alleging, among other things, that Mr. Panzera fraudulently induced the Company to enter into the Employment Agreement by making false representations concerning his educational background, employment history, experience and skills. The Company is seeking monetary damages of no less than $1 million. The Company believes that Mr. Panzera's claim is without merit and intends to vigorously defend this suit. The discovery phase of this case has been completed, and pending a ruling by the Court on both parties' cross-motions for partial summary judgment, the case will be scheduled for trial.



                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common shares are traded on The Nasdaq SmallCap market. The following table shows the high and low closing prices for the periods indicated.

                                                  Sale Price($)
                                         High                      Low
                                         ----                      ---

1999

First Quarter                           $3.50                     $1.125

Second Quarter                          $2.0625                   $1.375

Third Quarter                           $1.825                    $.75

Fourth Quarter                          $3.00                     $.75


1998

First Quarter                           $6.625                    $4.94

Second Quarter                          $6.75                     $5.50

Third Quarter                           $5.125                    $2.50

Fourth Quarter                          $4.25                     $1.50

         The number of record holders of the Company's common shares as of March 30, 2000 was 350.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), the Company has determined that the portion of its business representing commission revenues from its subrogation and salvage services should be displayed in the financial statements on a net basis. It had been the Company's prior policy to report such revenues and related costs on a gross basis. Accordingly, 1998 has been reclassified to reflect the net presentation. There was no effect on net loss or net cash flows used in operating activities from the reclassification. Revenues and direct costs for 1998 were reduced by $2,417,503. Accounts receivable and accounts payable for 1998 were reduced by $539,759.

Automotive Management

         Revenues were $12,135,578 in 1999, as compared to $12,140,971 in 1998, representing a decrease of $5,393. The direct costs of services related to such revenue (principally charges from automotive repair facilities) were $9,338,271 in 1999, as compared to $9,712,316 in 1998, representing a decrease of $374,045, or 3.9%. Gross profit percentage increased 3.1% to 23.1% in 1999 from 20.0% in 1998. In 1998, the Company ceased operating in the insurance company market with its DRP (Direct Repair Program). DRP sales for 1998 were approximately $1,203,000 as compared to approximately $187,000 during 1999. The Company had increased revenues of approximately $600,000 for its collision repair and fleet management services, including subrogation and salvage commissions representing an increase of 5.7% as compared to 1998. Affinity sales increased 113% in 1999 or $410,526 to $773,406 as compared to $362,880 in 1998. The increased gross profit percentage is a result of the increased Affinity sales, which has a lower cost of revenue than the other programs.

         Total operating expenses were $3,886,899 for 1999, as compared to $4,573,009 for 1998, representing a decrease of $686,110 or 15%. The decrease in operating expenses is attributable to the discontinuation of the DRP and Recovery Service programs as well as pay cuts taken by upper management. Operating expenses include costs of approximately $169,000 incurred for the Website development of driversshield.com.

         Investment and other income was $152,976 in 1999, as compared to $245,246 in 1998, representing a decrease of $92,270. The decrease is primarily attributable to lower average cash balances available during 1999.

         Interest expense was $6,784 in 1999, as compared to $2,800 in 1998, representing an increase of $3,984.

FPG Direct (Discontinued operations)

         Management discontinued operations of the FPG Direct division in 1997 and has not participated in any new promotions since June 1997. FPG Direct experienced a loss on disposition of assets of $93,922 in 1998.

Liquidity and Capital Resources

         As of December 31, 1999, the Company had cash and cash equivalents of $542,359 as compared to $2,782,180 as of December 31, 1998. The Company holds 106,721 shares of Salomon Smith Barney Adjustable Rate Government Income Fund securities valued at $1,036,263 at December 31, 1999. Working capital of the Company as of December 31, 1999, was $1,676,240 as compared to $2,680,475 as of December 31, 1998. The Company's operating activities used $899,336 of cash in 1999 as compared to 1998, when the Company's operating activities used $1,554,262 of cash. This is primarily a result of the decrease in net loss for 1999.

         The Company believes that its present cash position will enable the Company to continue to support its operations for the next twelve months.

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

2. The Company, under the DARP, or NFS, under its fleet management business, or the Affinity Division, have clients that either individually control a large number of insureds, control large fleets, or a large number of participants in FPG programs such as Driver's Shield(R). The loss of any one insurance company, large fleet operator, or affinity group, terminating its relationship with the Company or NFS, could have an adverse impact on the continued growth of that business. The Company and NFS have addressed the issue of customer retention by implementing a policy of entering into long-term contracts with its customers. In the past several years, this has materially improved the customer retention rate.

3. As the Company's proprietary programs gain more success, it is possible that the competition will attempt to copy these programs and incorporate them into their programs. This could lead to increased competitive pressures on those programs that are the most successful. The competition could result in decreased profit margins and/or the loss of certain customers.

4. As the Company has embarked on an Internet strategy whereby it will offer auto collision managed care services on its website, there will be new and additional risks that may influence the business of the Company. These risks are:

             o             The Company's website will be the first to offer auto
                  collision managed care services on the Internet, and therefore, we are not sure our business model will be successful or that we can generate revenue from this activity or be profitable.

             o             As is typical for any new, rapidly evolving market,
                  demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is also difficult to predict the market's future growth rate, if any. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or our services do not achieve or sustain market acceptance, our business, results of operations and financial condition could be materially and adversely affected.

             o            We also depend on establishing and maintaining a
                  number of commercial relationships with other companies. Our business could be adversely affected if we do not maintain our existing commercial relationships on terms as favorable as currently in effect, if we do not establish additional commercial relationships on commercially reasonable terms or if our commercial relationships do not result in the expected increased use of our Website.

             o            We cannot assure you that we will be able to
                  establish new agreements or maintain existing agreements on commercially acceptable terms. We also may not be able to maintain relationships with third parties that supply us with software or products that are crucial to our success, and the vendors of these software or products may not be able to sustain any third- party claims or rights against their use. Furthermore, we cannot assure you that the software, services or products of those companies that provide access or links to our services or products will achieve market acceptance or commercial success.

             o             To remain competitive we must continue to enhance and
                  improve the ease of use, responsiveness, functionality and features of our website and develop new services in addition to continuing to improve the customer experience. These efforts may require the development or licensing of increasingly complex technologies. We may not be successful in developing or introducing new features, functions and services, and these features, functions and services may not achieve market acceptance.

             o             Our future success and revenue growth depends
                  substantially upon continued growth in the use of the Internet. Businesses will likely widely accept and adopt the Internet for conducting business and exchanging information only if the Internet provides these businesses with greater efficiencies and improvements in commerce and communication. In addition, e-commerce generally, and the purchase of automotive related products and services on the Internet in particular, must become widespread. The Internet may prove not to be a viable commercial marketplace generally, or, in particular, for vehicle related products and services. If use of the Internet does not continue to increase, our business, results of operations and financial condition would be materially and adversely affected.

             o             We are dependent on certain key personnel. Our future
                  success is substantially dependent on our senior management and key technical personnel. If one or more of our key employees decided to leave us, join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, results of operations and financial condition. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary managerial, technical, sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

             o             We are a new business in a new industry and need to
                  manage our growth and our entry into new business areas in order to avoid increased expenses without corresponding revenues. The growth of our operations requires us to increase expenditures before we generate revenues. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations. We believe establishing industry leadership also requires us to:
                  - test, introduce and develop new services and products, including enhancing our website, - expand the breadth of and services offered, - expand our market presence through relationships with third parties, and - acquire new or complementary businesses, products or technologies. We cannot assure you that we can successfully manage these tasks.

             o             Our success is dependent on keeping pace with
                  advances in technology. If we are unable to keep pace with advances in technology, businesses may stop using our services and our revenues will decrease. The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Website and technology obsolete. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

             o             We are uncertain of our ability to obtain additional
                  financing for our future capital needs. If we are unable to obtain additional financing, we may not be able to continue to operate our business. We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We may need to raise additional funds sooner, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

             o             The Company's business involves the repair of motor
                  vehicles through a contracted network of automobile collision repair shops. These shops are obligated to maintain certain minimum limits of liability insurance, indemnify the Company from any and all claims and expenses related to the shop's negligent acts or from the breach of the agreement between the Company and the shop, and name the Company as an additional insured under the shop's liability policy. However, the repair shop and/or the Company's general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.



Item 7.  FINANCIAL STATEMENTS

The Company's financial statements and schedules appear at the end of this Report after Item 13.

                                    Part III

         Items 9 through 12 have been incorporated by reference from the Company's definitive proxy statement .

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

10.4 Employment Agreement dated March 23, 1998 between the Company and Gerald M. Zutler incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the period ended March 31, 1998.

10.5 Employment Agreement dated October 8, 1998 between the Company and Barry Siegel incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB for the year ended December 31, 1998.

10.6 Employment Agreement dated October 2, 1998 between the Company and Barry J. Spiegel incorporated by reference to Exhibit 10.18 of the Company's Form 10-KSB for the year ended December 31, 1998.

10.7 Employment Agreement dated December 14, 1998 between the Company and Lisa Siegel incorporated by reference to Exhibit 10.19 of the Company's Form 10-KSB for the year ended December 31, 1998.

10.8 Employment Agreement dated October 8, 1998 between the Company and Gerald M. Zutler incorporated by reference to Exhibit 10.20 of the Company's Form 10-KSB for the year ended December 31, 1998.

10.9 Severance Agreement dated August 17, 1998 between the Company and Michael Karpoff incorporated by reference to Exhibit 10.21 of the Company's Form 10-KSB for the year ended December 31, 1998.

10.10 Service Agreement dated November 29, 1999 between the Company, driversshield.com Corp., Electronic Systems Corporation and EDS Information Services L.L.C filed herein.

10.11    driversshield.com Corp. 1999 Stock Option Plan file herein

13.1 Form 10-QSB for the quarter ending March 31,1999 incorporated by reference dated and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 1999 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 1999 incorporated by reference and previously filed with the Commission.

21       List of subsidiaries filed herein.

(b)      Reports on Form 8-K

                  None

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

Date:      March 30, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:              /s/ Barry Siegel                      Date:    March 30, 2000
                 ---------------
                 Barry Siegel

                 Chairman of the Board of Directors,
                 Treasurer, Secretary,
                 Chief Executive Officer,
                 Principal Accounting Officer



By:              /s/Barry J. Spiegel                   Date:    March 30, 2000
                 ------------------
                 Barry J. Spiegel
                 President
                 Driver's Shield, Inc.
                 Director

By:              /s/Kenneth J. Friedman                Date:     March 30, 2000
                 ---------------------
                 Kenneth J. Friedman
                 Director

By:              /s/R. Frank Mena                      Date:     March 30, 2000
                 ---------------
                 R. Frank Mena
                 Director

                            FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                              YEARS ENDED DECEMBER 31, 1999 AND 1998

                               CONSOLIDATED FINANCIAL STATEMENTS AND
                                       REPORT OF INDEPENDENT
                                   CERTIFIED PUBLIC ACCOUNTANTS

                         Report of Independent Certified Public Accountants

Board of Directors
First Priority Group, Inc.
Plainview, New York

We have audited the accompanying consolidated balance sheets of First Priority Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Priority Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




Melville, New York                               NUSSBAUM YATES & WOLPOW, P.C.
March 13, 2000

                                FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                     DECEMBER 31, 1999 AND 1998

                                               ASSETS

                                                                            1999             1998
                                                                       --------------   ------------

Current assets:
  Cash and cash equivalents                                           $     542,359    $   2,782,180
  Accounts receivable, less allowance for doubtful
    accounts of $28,223 in 1999 and 1998                                  1,794,740        1,171,885
  Investment securities (Note 3)                                          1,036,263                -
  Prepaid expenses and other current assets                                  39,376           66,207
                                                                      -------------    -------------

            Total current assets                                          3,412,738        4,020,272

Property and equipment, net                                                 689,094          601,424

Security deposits and other assets                                           35,288          107,972
                                                                      -------------     ------------

            Total assets                                              $   4,137,120    $   4,729,668
                                                                      -------------    -------------


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $     938,418    $     698,330
  Accrued expenses and other current liabilities                            747,567          596,795
  Current portion of long-term debt                                          50,513           44,672
                                                                      -------------    -------------

            Total current liabilities                                     1,736,498        1,339,797
                                                                      -------------    -------------

Long-term debt                                                                    -           51,926
                                                                      -------------    -------------

Shareholders' equity:
  Common stock, $.015 par value, authorized 20,000,000
    shares; issued 8,598,467 shares in 1999 and 1998                        128,977          128,977
  Preferred stock, $.01 par value, authorized 1,000,000
    shares; none issued or outstanding                                            -                -

  Additional paid-in capital                                             7,823,916         7,762,350

  Accumulated other comprehensive loss, unrealized holding
    loss on investment securities                                      (      4,095)               -
  Deficit                                                              (  5,429,014)    (  4,463,382)
                                                                      -------------    -------------

                                                                          2,519,784        3,427,945
  Less common stock held in treasury, at cost, 296,667
    shares in 1999 and 266,667 shares in 1998                               119,162           90,000
                                                                      -------------    -------------

            Total shareholders' equity                                    2,400,622        3,337,945
                                                                      -------------    -------------

            Total liabilities and shareholders' equity                   $4,137,120       $4,729,668
                                                                      =============    =============


                              See notes to consolidated financial statements.

                                FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                         1999              1998
                                                                     -------------     -------------

Revenue:
  Collision repairs and fleet management services                    $  10,954,912    $   11,366,891
  Subrogation and salvage service commissions                              407,260           411,200
  Automobile affinity services                                             773,406           362,880
                                                                     -------------     -------------

           Total revenues                                               12,135,578        12,140,971

Cost of revenue (principally charges incurred at repair
  facilities for services)                                               9,338,271         9,712,316
                                                                     -------------     -------------

Gross profit                                                             2,797,307         2,428,655
                                                                     -------------     -------------

Operating expenses:
  Selling                                                                1,048,681         1,351,360
  General and administrative                                             2,838,218         3,221,649
                                                                     -------------     -------------

           Total operating expenses                                      3,886,899         4,573,009
                                                                     -------------     -------------

                                                                    (    1,089,592)   (    2,144,354)
                                                                     -------------     -------------
Other income (expense):
  Realized loss on investment                                       (        3,096)                -
  Investment and other income                                              152,976           245,246
  Interest expense                                                  (        6,784)   (        2,800)
                                                                     -------------     -------------

           Total other income                                              143,096           242,446
                                                                     -------------     -------------

Loss from continuing operations before
  income taxes                                                      (      946,496)   (    1,901,908)

Income taxes, all current                                                   19,136             7,928
                                                                     -------------     -------------

Loss from continuing operations                                     (      965,632)   (    1,909,836)

Discontinued operations,
  loss on disposal of direct response marketing
    division, no income tax benefit                                              -    (       93,922)
                                                                     -------------     -------------


Net loss                                                            ($     965,632)   ($   2,003,758)
                                                                     -------------     -------------

Basic and diluted loss per share:

  Continuing operations                                             ($         .12)   ($         .23)
  Discontinued operations                                                        -    (          .01)
                                                                     -------------     -------------
  Net loss                                                          ($         .12)   ($         .24)
                                                                     -------------     -------------

Weighted average number of common shares outstanding                     8,324,649         8,197,827
                                                                     -------------     -------------


                              See notes to consolidated financial statements.

                                FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                           Accumulated
                                         Common Stock         Additional      Other
                                   -----------------------     Paid-in     Comprehensive
                                     Shares        Amount      Capital         Loss          Deficit
                                   ---------    ----------   -----------     --------     ----------
Balance, January 1, 1998           7,998,467    $  119,977   $ 6,645,737     $   --      ($2,459,624)

Net loss                                --            --            --           --      ( 2,003,758)

Exercise of options                  100,000         1,500        68,500         --              --

Exercise of warrants                 500,000         7,500       992,500         --              --

Options granted for services            --            --          55,613         --              --
                                   ---------    ----------   -----------     --------     ----------

Balance, December 31, 1998         8,598,467       128,977     7,762,350         --      ( 4,463,382)


Net loss                                --            --            --           --      (   965,632)

Other comprehensive income (loss),
 unrealized holding loss arising
    during period                       --            --            --      (  4,095)            --


Comprehensive loss                      --            --            --           --              --

Purchase of treasury stock              --            --            --           --              --

Options granted for services            --            --          61,566         --              --
                                   ---------    ----------   -----------     --------     ----------

Balance, December 31, 1999         8,598,467    $  128,977   $ 7,823,916    ($ 4,095)    ($5,429,014)
                                   =========    ==========   ===========    ========     ===========




                                                                       Total
                                         Treasury Stock                Share-
                                     -----------------------           holders'
                                      Shares         Amount            Equity
                                     -------        --------        -----------
Balance, January 1, 1998             266,667      ($  90,000)       $ 4,216,090

Net loss                                 --              --        (  2,003,758)

Exercise of options                      --              --              70,000

Exercise of warrants                     --              --           1,000,000

Options granted for services             --              --              55,613
                                     -------        --------        -----------

Balance, December 31, 1998           266,667       (  90,000)         3,337,945
                                                                    -----------

Net loss                                 --              --        (    965,632)

Other comprehensive income (loss),
 unrealized holding loss arising
    during period                        --              --        (      4,095)
                                                                    -----------

Comprehensive loss                       --              --        (    969,727)

Purchase of treasury stock            30,000       (  29,162)      (     29,162)

Options granted for services             --              --              61,566
                                     -------        --------        -----------

Balance, December 31, 1999           296,667       ($ 119,162)      $ 2,400,622
                                     =======        =========        ==========

                 See notes to consolidated financial statements.


                                FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                1999          1998
                                                                             -----------    ---------
Cash flows used in operating activities:
  Net loss                                                                  ($  965,632)   ($2,003,758)
                                                                             ----------     ----------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                             201,289        143,308
      Gain on sale of property and equipment                                (     2,500)           --
      Realized loss on investment                                                 3,096           --
      Provision for bad debts                                                      --           16,723
      Options granted for services                                               61,566         55,613
      Changes in assets and liabilities:
        Accounts receivable                                                 (   622,855)   (    50,784)
        Inventories                                                                --           61,642
        Prepaid expenses and other current assets                                26,831         73,069
        Security deposit and other assets                                         8,009    (    66,644)
        Accounts payable                                                        240,088    (    89,856)
        Accrued expenses and other current liabilities                          150,772        306,425
                                                                             ----------     ----------

           Total adjustments                                                     66,296        449,496
                                                                             ----------     ----------

           Net cash used in operating activities                            (   899,336)   ( 1,554,262)
                                                                             ----------     ----------

Cash flows used in investing activities:
  Proceeds from sale of property and equipment                                    2,500           --
  Purchase of property and equipment                                        (   224,284)   (   287,422)
  Purchase of investments                                                   ( 1,543,454)          --
  Proceeds from sale of investments                                             500,000           --
                                                                             ----------     ----------

           Net cash used in investing activities                            ( 1,265,238)   (   287,422)
                                                                             ----------     ----------

Cash flows provided by (used in) financing activities:
  Repayment of long-term debt                                               (    46,085)          --
  Purchase of treasury stock                                                (    29,162)          --
  Collection of shareholder note                                                   --          100,000
  Proceeds from issuance of common stock                                           --        1,070,000
                                                                             ----------     ----------

           Net cash provided by (used in) financing activities              (    75,247)     1,170,000
                                                                             ----------     ----------

Net decrease in cash and cash equivalents                                   ( 2,239,821)   (   671,684)

Cash and cash equivalents at beginning of year                                2,782,180      3,453,864
                                                                             ----------     ----------

Cash and cash equivalents at end of year                                     $  542,359     $2,782,180
                                                                             ==========     ==========
Supplemental disclosure of cash flow information:

  Cash paid during the year for income taxes                                 $   20,204     $    2,876
                                                                             ==========     ==========
  Cash paid during the year for interest                                     $    9,175     $     --
                                                                             ==========     ==========

                 See notes to consolidated financial statements

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





1.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of First Priority Group, Inc. and its subsidiaries, National Fleet Service, Inc., driversshield.com Corp., American Automotive Trading Corp., and First Priority Group Leasing, Inc. (collectively referred to as the "Company") all of which are wholly owned. All material intercompany balances and transactions have been eliminated.

     Property and Equipment

     Property and equipment are stated at cost. The Company provides depreciation for machinery and equipment and for furniture and fixtures by the straight-line method over the estimated useful lives of the assets, principally five years. Leasehold improvements are amortized over the estimated useful lives or the remaining term of the lease, whichever is less.

     Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Investment Securities

     Investments consist of securities available for sale and are carried at fair value with unrealized gains or losses reported in a separate component of shareholders' equity. Realized gains or losses are determined based on the specific identification method.

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

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




1.   Summary of Significant Accounting Policies (Continued)

     Reclassification

     In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), the Company has determined that the portion of its business representing commission revenues from its subrogation and salvage services should be displayed in the financial statements on a net basis. It had been the Company's prior policy to report such revenues and related costs on a gross basis. Accordingly, 1998 has been reclassified to reflect the net presentation. There was no effect on net loss or net cash flows used in operating activities from the reclassification. Revenues and direct costs for 1998 were reduced by $2,417,503. Accounts receivable and accounts payable for 1998 were reduced by $539,759.

2. Fair Value of Financial Instruments, Description of Business and Concentration of Credit Risk, and Revenue Recognition

     Fair Value of Financial Instruments

     o    Cash and Cash Equivalents

          The carrying amounts approximate fair value because of the short maturity of the instruments.

     o    Investments

          Investments are stated at fair value as measured by quoted market prices.

     o    Long-Term Debt

          The carrying amount of the Company's long-term debt approximates fair value.

     Description of Business and Concentration of Credit Risk

     The Company is engaged in automotive fleet management and administration of automotive repairs for major corporate clients throughout the United States. The Company offers computerized collision estimates and provides its clients with a cost-effective method for repairing their vehicle. The Company also arranges for repair of the vehicles through a nationwide network of independently owned contracted facilities. The Company also provides automobile affinity services for individuals.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





2. Fair Value of Financial Instruments, Description of Business and Concentration of Credit Risk, and Revenue Recognition (Continued)

     Description of Business and Concentration of Credit Risk (Continued)

     The Company formed driversshield.com Corp. in April 1999 to provide collision repair claims management services for the insurance industry nationwide through a website on the Internet. At December 31, 1999, the website was not yet operational and to date, there have been no revenues.

     Sales to one customer accounted for 10% of revenue in 1999 and 1998.

     The Company has no financial instruments with significant off-balance-sheet risk or concentration of credit risk.

     Revenue Recognition

     The Company recognizes revenue for its collision repairs and fleet management at the time of customer approval and completion of repair services. The Company warrants such services for varying periods ranging up to twelve months. Such warranty expense is borne by the repair facilities and has not been material to the Company. The Company recognizes commissions for its subrogation and salvage services upon completion of the services. Automobile affinity services are recognized as such services are rendered.

3.   Investment Securities

     At December 31, 1999:

                                                                     Unrealized
                                                                      Holding
                                          Cost        Fair Value       Loss
                                       ----------     ----------      ------
    Available for sale, 106,721
     shares of Salomon Smith Barney
     Adjustable Rate Government Income
     Fund                              $1,040,358     $1,036,263     ($4,095)
                                       ==========     ==========      ======

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





4.   Property and Equipment

                                                       1999            1998
                                                   -----------      ----------

         Machinery and equipment                   $   980,894     $   717,912
         Furniture and fixtures                        285,800         264,823
         Leasehold improvements                         19,886          19,886
                                                   -----------     -----------
                                                     1,286,580       1,002,621
         Less accumulated depreciation
          and amortization                             597,486         401,197
                                                   -----------     -----------

                                                   $   689,094     $   601,424
                                                   ===========     ===========

5.   Long-Term Debt

     In August 1998, the Company agreed to pay severance to its former Co-Chairman and President in the amount of $100,000 including imputed interest of 8.5% in quarterly installments of $12,500 commencing March 31, 1999 and ending December 31, 2000. This amount was accrued and charged to operations in the year ended December 31, 1998.

6.   Loss Per Share

     Basic loss per share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised.

                                               Loss         Shares     Per-Share
                                            (Numerator)  (Denominator)   Amount
                                           -----------      ---------     ----
     1999:

     Basic and Diluted Loss Per Share
      Loss from continuing operations     ($   965,632)     8,324,469    ($.12)
                                           ===========      =========     ====

     1998:

     Basic and Diluted Loss Per Share
      Loss from continuing operations      ($1,909,836)     8,197,827    ($.23)
                                            ==========      =========     ====

     In 1999 and 1998, options and warrants were anti-dilutive.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




7.   Stock Options

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

     For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1999 and 1998, respectively: annual dividends of $-0- for both years, expected volatility of 174% and 80%, risk-free interest rate of 5.90% and 5.02%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 1999 and 1998 was $1.08 and $.83, respectively.

     Under the above model, the total value of stock options granted in 1999 and 1998 was $801,945 and $1,044,745, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to five years (not including performance-based stock options granted in 1999 and 1998, see below). Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS No. 123, the Company's loss from continuing operations and loss per share from continuing operations would have been reduced to the pro forma amounts indicated below:

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




7.   Stock Options (Continued)

     Stock Compensation Plan (Continued)

                                                    1999             1998
                                                -----------        ---------

        Loss from continuing operations:

         As reported                            ($  965,632)    ($1,909,836)
         Pro forma                              ($3,293,360)    ($2,994,711)

        Basic and diluted loss per share from
          continuing operations:

          As reported                           ($      .12)    ($      .23)
          Pro forma                             ($      .40)    ($      .37)

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

     In March 1999, the Company repriced certain options granted to employees and third parties in previous years, representing the right to purchase 1,665,000 shares of common stock. The original grants gave the holders the right to purchase common stock at prices ranging from $1.25 to $5.00 per share. The options were repriced at prices ranging from $1.13 to $3.00 per share. The Company also granted options to employees, representing the right to purchase 630,000 shares of common stock at prices ranging from $1.13 to $1.24 per share. In addition, in October 1999, the Company repriced certain options granted to employees and third parties, representing the right to purchase 2,330,000 shares of common stock, of which 2,235,000 were part of the March 1999 grant. The original grants gave the holders the right to purchase common stock at prices ranging from $1.00 to $1.24 per share. The options were repriced at prices ranging from $.75 to $.83 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate).

     The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





7.   Stock Options (Continued)

     Performance-Based Stock Options

     Under its 1995 Stock Incentive Plan, the Company had granted options to certain key executives whose vesting was entirely contingent upon the future profits (as defined) for the division or subsidiary or commissions earned under the management of the related key executive. As of January 1, 1998, there were 1,100,000 of such options outstanding. During 1998, the Company terminated and cancelled 950,000 of such options. During 1999, the Company terminated the remainder of the options.

     Non-Incentive Stock Option Agreements

     The Company has non-incentive stock option agreements with five of its directors and/or officers.

     Summary

     Stock options transactions (other than performance-based stock options) are summarized as follows:


                                                                                           Weighted
                                                             Number         Exercise       Average
                                                               of             Price        Exercise
                                                             Shares           Range         Price
                                                            ----------     -----------  ----------
      Options outstanding, January 1, 1998                   3,765,000     .06 - 6.84       1.17

      Options granted                                        3,242,500     1.75 - 6.63      3.38

      Options expired/canceled                              (3,630,000)     .06 - 6.84      2.79

      Options exercised                                    (   100,000)        .70           .70
                                                            ----------

      Options  outstanding, December 31, 1998                3,277,500     .12 - 5.00       1.57

      Options granted                                        5,035,000     .75 - 3.00       1.02

      Options canceled                                     ( 4,352,500)    1.00 - 5.00      1.54
                                                            ----------

      Options  outstanding, December 31, 1999                3,960,000     .12 - 3.75        .91
                                                            ==========

      Options exercisable, December 31, 1998                 1,552,500     .12 - 5.00       1.36
                                                            ==========

      Options exercisable, December 31, 1999                 2,712,914     .12 - 3.75        .92
                                                            ==========

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





7.   Stock Options (Continued)

     Summary (Continued)

     The following table summarizes information about the options outstanding at December 31, 1999 other than performance-based stock options:


                                        Options Outstanding                  Options Exercisable
                           ----------------------------------------      ---------------------------
                                            Weighted
                                             Average       Weighted                        Weighted
       Range of                             Remaining      Average                         Average
       Exercise              Number         Contractual    Exercise        Number          Exercise
        Prices            Outstanding      Life (Years)     Price        Exercisable        Price
     ---------------      ------------     ------------   ----------     -----------      ---------
      $.14 - $.22             450,000           .46          $.19              450,000     $  .19
      $.75 - $1.56          3,190,000          3.11          $.87            1,976,248     $  .90
     $1.75 - $3.75            320,000          3.33         $2.36              286,666     $ 2.28


     driversshield.com Corp.

     During 1999, the Company's subsidiary, driversshield.com Corp. established the "driversshield.com Corp. 1999 Stock Option Plan." Under this plan, options may be granted to employees of driversshield.com Corp or the Parent or other subsidiaries of the Company, and outside directors for up to 2,000,000 shares of common stock. Under this plan, incentive stock options may be granted at no less than fair market value of the driversshield.com Corp. stock at the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock, 110% of the market price on the date of grant. The maximum term of an option is ten years, except in regard to incentive stock options granted to an Affiliate, in which case the maximum term is five years. No options have been granted as of December 31, 1999.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





8.   Common Stock and Stock Warrants

     In August 1997, the Company raised $1,500,000 through the private placement issuance of 750,000 units at $2.00 per unit. Each unit consists of one share of common stock and a redeemable common stock purchase warrant at $2.00 per share for a period of two years. The units were issued to an executive of the Company and a private investment group. In response to the Notice of Redemption issued by the Company, the executive exercised 250,000 shares of the warrants in December 1997. Thereafter, in January 1998, the private investment group exercised 500,000 shares of the warrants.

     In December 1997, the Company raised $2,330,813 through the private placement issuance of 581,250 units at $4.01 per unit. Each unit consists of one share of common stock and a redeemable common stock purchase warrant at $5.75 per share for a period of five years. Should the price of the Company's stock exceed $11.50 per share for 20 consecutive trading days, the Company may request redemption of the warrants at a price of $.01 per share. The warrant holders would then have 30 days in which to either exercise the warrant or accept the redemption offer.

     In connection with the 1995 issuance of 1,000,000 shares of its common stock, the Company issued warrants to purchase 850,000 shares of the Company's common stock. The warrants are all presently exercisable at prices ranging from $.125 to $.50 per share and these warrants expire in 2000. During the fiscal years ended December 31, 1999 and 1998, none of these warrants were exercised. In lieu of the payment of the exercise price in cash, the holders of these warrants have the right (but not the obligation) to convert the warrants, in whole or in part, into common stock as follows; upon exercise of the conversion rights of the warrant, the Company shall deliver to the holder that number of shares of common stock equal to the quotient obtained by dividing the remainder derived from subtracting (a) the exercise price multiplied by the number of shares of common stock being converted from (b) the market price of the common stock multiplied by the number of shares of common stock being converted, by the market price of the stock.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





9.   Preferred Stock Purchase Rights

     On December 28, 1998, the Board of Directors authorized the issuance of up to 200,000 shares of non-redeemable Junior Participating Preferred Stock ("JPPS"). The JPPS shall rank junior to all other series of preferred stock (but senior to the common stock) with respect to payment of dividends and any other distributions. Among other rights, the holders of the JPPS shall be entitled to receive, when and if declared, quarterly dividends per share equal to the greater of (a) $100 or (b) the sum of 1,000 (subject to adjustment) times the aggregate per share of all cash and non cash dividends (other than dividends payable in common stock of the Company and other defined distributions). Each share of JPPS shall entitle the holders to voting rights equal to 1,000 votes per share. The holders of JPPS shall vote together with the common stockholders.

     On December 28, 1998, the Board of Directors also adopted a Rights Agreement ("the Agreement"). Under the agreement, each share of the Company's common stock carries with it one preferred share purchase right ("Rights"). The Rights themselves will at no time have voting power or pay dividends. The Rights become exercisable (1) when a person or group acquires 20% or more of the Company's common stock (10% in the case of an Adverse Person as defined) and an additional 1% or more in the case of acquisitions by any shareholder with beneficial ownership of 20% or more on the record date (10% in the case of an Adverse Person as defined) or (2) on the tenth business day after a person or group announces a tender offer to acquire 20% or more of the Company's common stock (10% in the case of an Adverse Person as defined). When exercisable, each Right entitles the holder to purchase 1/1000 of a share of the JPPS at an exercise price of $27.50 per 1/1000 of a share, subject to adjustment.


10.  Employee Benefit Plan

     The Company has a 401(k) profit sharing plan for the benefit of all eligible employees as defined in the plan documents. The plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may, at its discretion, match within prescribed limits, the contributions of the employees. Employer contributions to the plan amounted to $8,671 and $9,632 in 1999 and 1998.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





11.  Commitments and Contingencies

     Leases

     The Company leases its executive office in Plainview, New York, expiring in March 2002 under a noncancelable operating lease which requires minimum annual rentals and certain other expenses including real estate taxes. A portion of the premise is subleased under a lease expiring June 2000. Sublease income was $39,728 for the year ended December 31, 1999. Rent expense including real estate taxes for the years ended December 31, 1999 and 1998 aggregated $178,490 and $253,531, respectively.

     As of December 31, 1999, the Company's future minimum rental commitments, net of sublease income of $20,000 to be received in 2000, are approximately as follows:

                         2000                        $164,000
                         2001                         191,600
                         2002                          48,400
                                                     --------

                                                     $404,000
                                                     ========

     Employment Contracts

     The Company has employment contracts with its two principal officers expiring during 2001. The agreements provide minimum annual salaries of $300,000 to the Chief Executive Office ("CEO") and $150,000 to the President.

     In March 1999, in consideration for several senior executives who volunteered to temporarily reduce their salaries (without changing the terms of employment contracts), the Company granted stock options representing the right to purchase 145,000 shares of the Company's common stock at prices ranging from $1.13 to $1.24. These options were subsequently repriced in October 1999 (see Note 7). All grants were at no less than the fair market value at date of grant or repricing. Such temporary salary reduction amounts to approximately $145,000 on an annualized basis, of which $100,000 is attributable to the CEO. Such salary reductions can be terminated by the executives at any time without forfeiture of the options. During the year ended December 31, 1999, salary reductions were approximately $123,000.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





11.  Commitments and Contingencies (Continued)

     Employment Contracts (Continued)

     The CEO's employment contract provides that, in the event of termination of the employment of the officer within three years after a change in control of the Company, then the Company would be liable to pay a lump sum severance payment of three years' salary (average of last five years), less $100, in addition to the cash value of any outstanding but unexercised stock options. The President's employment contract provides that, in the event of termination of the employment of the officer within one year after a change in control of the Company, then the Company would be liable to pay a lump sum severance payment of two years' salary as determined on the date of termination or the date on which a change in control occurs, whichever is greater. In no event would the maximum amount payable exceed the amount deductible by the Company under the provisions of the Internal Revenue Code.

     Purchase Commitment

     In September 1999, the Company entered into an agreement with a vendor for the design, development and operational services for an Internet website. The Company will pay the vendor the lesser of $350,000 or the actual rate determined by the number of hours accumulated on the project as defined for the design and development services. The operational services require the Company to compensate the vendor with 30% of any net revenue during the first contract year, provided, however, that the Company shall be entitled to retain for itself 100% of the net revenue until it has recouped the amount paid for the design and development services. After the Company has recouped the amount for the design and development services, the vendor shall be paid 100% of the revenue until it has recouped its cost, as defined. During the remainder of the contract which expires December 31, 2003, the vendor shall be paid between 35% to 42% of any net revenue generated from the website. Through December 31, 1999, the Company has expensed $168,794 for the development of the website.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





11.  Commitments and Contingencies (Continued)

     Litigation

     On January 29, 1998, the Company terminated the employment of its chief financial and accounting officer, who had been employed by the Company since November 17, 1997 pursuant to an employment contract. The employment contract provided for a base salary of $145,000 during the first year of the contract, $152,250 during the next year of the contract and $160,000 during the third year of the contract. The employment contract also provided for the employee to receive incentive compensation equal to 2% of annual pre-tax earnings of the Company, and health and other fringe benefits. Further, the employee was granted options to purchase 120,000 shares of common stock of the Company. Such options were cancelled upon the termination of employment. The employee has asserted a claim against the Company in excess of $1,000,000, including, but not limited to, the remaining unpaid portion of the employment contract and other losses sustained. The Company has served an answer denying liability and interposing a counterclaim to recover amounts previously paid to the former employer. Both parties have cross-motions for partial summary judgment pending before the Court and are awaiting a decision. Counsel for the Company is unable to form an opinion as to the outcome of this matter, and the Company intends to vigorously defend the action.

     The Company has not provided for any loss on this matter in the accompanying financial statements.


12.  Income Taxes

     The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





12.  Income Taxes (Continued)

     At December 31, 1999, the Company has an operating loss carryforward of approximately $4,950,000 which is available to offset future taxable income. A valuation allowance has been recognized to offset the full amount of the related deferred tax asset of approximately $1,880,000 and $1,520,000 at December 31, 1999 and 1998 due to the uncertainty of realizing the benefit of the loss carryforwards.

     At December 31, 1999, the Company's net operating loss carryforwards are scheduled to expire as follows:

           Year ended December 31,
           -----------------------
                   2002                            $   232,000
                   2003                                 24,000
                   2005                                 50,000
                   2008                                 36,000
                   2012                              1,685,000
                   2018                              1,973,000
                   2019                                950,000
                                                   -----------

                                                   $ 4,950,000
                                                   ===========

     The Company's effective income tax rate differs from the Federal statutory rate as follows:

                                                    1999            1998
                                                 ----------      ---------

           Federal statutory rate                  (34.0%)         (34.0%)

           Valuation allowance                      34.0            34.0

           State income taxes                        2.0              .4
                                                 ----------      ---------

                                                     2.0%             .4%
                                                 ==========      =========

                  FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998





13.  Advertising Expense

     Advertising expense, which is expensed as incurred, amounted to $95,947 and $125,873 in 1999 and 1998.


14.  Discontinued Operations

     At June 30, 1997, the Company decided to discontinue its direct-response marketing division. Accordingly, the loss on disposal of the division has been segregated from continuing operations and reported separately on the statement of operations.

     At the measurement date, the Company did not provide for any loss on disposal or anticipate any continuing losses from this division. Subsequent to the measurement date, the division reflected a loss of $93,922 during the year ended December 31, 1998 which is reflected as a disposal loss in the accompanying financial statements. As of December 31, 1998, there were no remaining assets or liabilities of this division.


15.  Fourth Quarter Adjustments

     During the fourth quarter of the year ended December 31, 1998, the Company recorded a severance agreement (see Note 5) and an accrual for consulting services of $50,000, applicable to earlier periods in 1998.

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

10.4 Employment Agreement dated March 23, 1998 between the Company and Gerald M. Zutler incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the period ended March 31, 1998.

10.5 Employment Agreement dated October 8, 1998 between the Company and Barry Siegel incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB for the year ended December 31, 1998.

10.6 Employment Agreement dated October 2, 1998 between the Company and Barry J. Spiegel incorporated by reference to Exhibit 10.18 of the Company's Form 10-KSB for the year ended December 31, 1998.

10.7 Employment Agreement dated December 14, 1998 between the Company and Lisa Siegel incorporated by reference to Exhibit 10.19 of the Company's Form 10-KSB for the year ended December 31, 1998.

10.8 Employment Agreement dated October 8, 1998 between the Company and Gerald M. Zutler incorporated by reference to Exhibit 10.20 of the Company's Form 10-KSB for the year ended December 31, 1998.

10.9 Severance Agreement dated August 17, 1998 between the Company and Michael Karpoff incorporated by reference to Exhibit 10.21 of the Company's Form 10-KSB for the year ended December 31, 1998.

10.10 Service Agreement dated November 29, 1999 between the Company, driversshield.com Corp., Electronic Systems Corporation and EDS Information Services L.L.C filed herein.

10.11    driversshield.com Corp. 1999 Stock Option Plan file herein

13.1 Form 10-QSB for the quarter ending March 31,1999 incorporated by reference dated and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 1999 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 1999 incorporated by reference and previously filed with the Commission.

21       List of subsidiaries filed herein.