Form 10KSB/A
period 1999-12-31
FIRST PRIORITY GROUP INC
filed 2000-05-01
CIK 778164

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 Amendment No. 1

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

         The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of April 28, 2000, based upon the closing price on the date thereof is $18,238,162.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         As of April 28, 2000, the issuer had outstanding a total of 8,806,999 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE:


         Transitional Small Business Disclosure Format (check one):

         Yes               No   X
              ---              --

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act

Barry Siegel                                                   48

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

Barry J. Spiegel                                               51

Barry J. Spiegel has served as President of the Corporation's Affinity Services Division since September 1996. Previously, he served as President of American International Insurance Associates, Inc. from January 1996 through August 1996. For more than five years prior thereto, Mr. Spiegel served as Senior Vice President at American Bankers Insurance Group, Inc.

Gerald M. Zutler                                               62

Gerald M. Zutler was appointed President and Chief Operating Officer in March 1998. Between 1997 and 1998, Mr. Zutler was a private consultant. From 1993 through 1996, Mr. Zutler was President of Lockheed Martin Canada.

Kenneth J. Friedman                                            46

Kenneth J. Friedman was elected to the Board of Directors in October 1998. For more than five years, Mr. Friedman has been President of the Primary Group, Inc., an executive search consultant.


R. Frank Mena

R. Frank Mena was elected to the Board of Directors on May 13, 1999. Mr. Mena is both a technologist and developer by background. He was a founder and Executive Vice President and Chief Technology Officer of Cheyenne Software. Presently, he acts as a consultant in the computer systems industry.

Compliance With Section 16(a) of the Exchange Act

Barry Siegel held stock options for the right to purchase an aggregate of 1,100,000 shares of the Company's common stock that were repriced on October 4, 1999. He did not file a Form 4 on a timely basis. Instead, he reported these option grants in the Form 5.

Barry J. Spiegel held stock options for the right to purchase 330,000 shares that were repriced on October 4, 1999. He did not file a Form 4 on a timely basis. Instead, he reported these option grants in the Form 5.

Gerald M. Zutler held stock options for the right to purchase 415,000 shares that were repriced on October 4, 1999. He did not file a Form 4 on a timely basis. Instead, he reported these option grants in the Form 5.

Lisa Siegel held stock options for the right to purchase 175,000 shares that were repriced on October 4, 1999. She did not file a Form 4 on a timely basis. Instead, she reported these option grants in the Form 5.

Kenneth J. Friedman held stock options for the right to purchase up to 30,000 shares and stock options for the right to purchase up to 100,000 shares through his ownership and control of the Primary Group, Inc., all that were repriced on October 4, 1999. He did not file a Form 4 on a timely basis. Instead, he reported these option grants in the Form 5.

R. Frank Mena held stock options for the right to purchase up to 15,000 shares that were repriced on October 4, 1999. Additionally, Mr. Mena was granted stock options for the right to purchase up to 60,000 shares in lieu of cash for consulting services provided to the Company. He reported these options grants in Form 5.

BOARD OF DIRECTORS AND COMMITTEES
         The Board of Directors has the responsibility to serve as the representative of the Shareholders. The Board establishes broad corporate policies and oversees the overall performance of the Company. However, the Board is not involved in day-to-day operating details. Members of the Board are kept informed of the Company's business activities through discussion with the Chief Executive Officer, by reviewing analyses and reports sent to them by management and by participating in board meetings. At present, the Board of Directors has one standing committee, the Audit Committee. Presently, the members of the Audit Committee are Kenneth J. Friedman, R. Frank Mena and Barry J. Spiegel. The Audit Committee did not meet in 1999.

         During 1999 the Board of Directors did not hold any meetings that were attended by members of the Board either in person or via telephone, but the Board approved resolutions with unanimous written consent in lieu of a meeting on seven occasions in 1999. Directors received no compensation for their service on the Board of Directors. However, non-employee directors receive an annual stock option grant of 15,000 shares of the Company's common stock.


Item 10.          Executive Compensation

(b) Summary Compensation Table

SUMMARY COMPENSATION TABLE

                               Annual Compensation

(a)                         (b)               (c)                      (d)
Name
and
Principal
Position                   Year             Salary($)                Bonus($)
-----------------------------------------------------------------------------

Barry Siegel               1999             $215,385                 $0
Chairman                   1998             $279,423                 $0
of the Board               1997             $198,846                 $0
of Directors,
Treasurer,
Secretary and
Chief Executive
Officer

Gerald Zutler              1999             $137,211                 $0
President                  1998             $98,340                  $0
                           1997             $0                       $0

Barry J. Spiegel           1999             $104,249                 $0
President,                 1998             $104,499                 $0
Affinity Services          1997             $89,730                  $0
Division


----------------------

(c) Options/SAR Grants Table

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

------------------------------------------------------------------------------------------------------------------------------------

(a)                  (b)                        (c)                         (d)                              (e)
                  Number of                 % of Total
                  Securities                Options/SARs
                  Underlying                Granted to
                  Options/SARs              Employees in               Exercise or Base                   Expiration
Name              Granted (#)               Fiscal Year                Price ($/Sh)                       Date
------------------------------------------------------------------------------------------------------------------------------------
Barry Siegel (1)     300,000                   12.4%                        $.825                          9/30/00
Barry Siegel (1)     100,000                    4.1%                        $.825                          9/7/02
Barry Siegel (1)     200,000                    8.2%                        $.825                          3/4/04
Barry Siegel (1)     400,000                   16.5%                        $.825                          10/8/03
Barry Siegel (1)     100,000                    4.1%                        $.825                          3/4/04
Gerald M. Zutler (1) 300,000                   12.4%                         $.75                          6/30/03
Gerald M. Zutler (1) 100,000                    4.1%                        $1.25                          11/23/04
Gerald M. Zutler (1)  15,000                     .6%                         $.75                          3/4/04
Barry J. Spiegel (1) 250,000                   10.3%                         $.75                          6/30/03
Barry J. Spiegel (1)  50,000                    2.1%                         $.75                          8/18/01
Barry J. Spiegel (1)  30,000                    1.2%                         $.75                          3/4/04



-------------------------
(1) Options terminated and re-granted at new exercise price.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

------------------------------------------------------------------------------------------------------------------------------------
(a)                        (b)                       (c)                    (d)                      (e)
                                                                       Number of
                                                                       Securities                Value of
                                                                       Underlying                Unexercised
                                                                       Unexercised               In-the-Money
                                                                       Options/SARs at           Options/SARs at
                                                                       FY-End (#)                FY-End ($)
                                                                       -----------------------------------------
                        Shares Acquired                                Exercisable/              Exercisable/
Name                    on Exercise (#)        Value Realized ($)      Unexercisable             Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Barry Siegel               None                      None              899,333/300,667           $1,506,382/$503,617
Gerald M. Zutler           None                      None              215,000/200,000           $376,250/$350,000
Barry J. Spiegel           None                      None              163,333/166,167           $285,832/$290,792




(f) Compensation of Directors

         No compensation is paid to the directors in consideration of the director's service on the board. However, the 1995 Stock Incentive Plan provides that non-employee directors of the Company shall be granted non-statutory stock options for 15,000 shares of the Company's common stock on the date of election to the Board and upon every successive anniversary date of his or her initial election.

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

(h) Report on repricing of options/SARs

The Company repriced all employee stock options that had an exercise price greater than the fair market value of the Company's stock on October 4, 1999, $.75. The Company canceled the existing options and re-granted and repriced them with the lower exercise price. The term and the exercise schedule of the new repriced option was identical to the option that it replaced. Mr. Siegel held stock options for the right to purchase up to 1,100,000 shares that were canceled, re-granted and repriced with an exercise price of $.825, 110% of the fair market value on the date of grant. Mr. Spiegel held stock options for the right to purchase 330,000 shares that was canceled, re-granted and repriced with an exercise price of $.75. Mr. Zutler held stock options for the right to purchase 415,000 shares that was canceled, re-granted and repriced with an exercise price of $.75.

The Board of Directors decided to re-price all outstanding employee stock options that had exercise prices higher than the fair market value on October 4, 1999. The Board of Directors believes that stock options are an integral component of executive compensation and must offer the executive the opportunity to benefit from appreciation of the stock price as the Company grows.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following information is as of April 28, 2000.

         (a)  Security ownership of certain beneficial owners.
---------


   (1)                        (2)                                (3)                                (4)
                           Name and                           Amount and
Title                      Address of                         Nature of                          Percent of
of Class                   Beneficial Owner                   Beneficial Owner                   Common Stock(1)
----------------------------------------------------------------------------------------------------------------

Common                     Kirlin Holding Corp.               1,121,217 (2)                      12.4%
                           6901 Jericho Turnpike
                           Syosset, NY. 11791

Common                     Kirlin Securities, Inc.            1,121,217 (3)                      12.4%
                           6901 Jericho Turnpike
                           Syosset, NY. 11791

Common                     The Golddonet Group                845,000 (4)                        9.3%
                           221 Main Street
                           Suite 250
                           San Francisco, CA 94105



--------------------------------------

(1) The percentages set forth in this Information Statement have been calculated in accordance with Instruction 3 to Item 403 of Regulation S-B.
(2) Includes 321,217 shares held by Kirlin Securities, Inc., a wholly owned subsidiary of Kirlin Holding Corp.
(3) Includes 800,000 shares held by Kirlin Holding Corp., parent to Kirlin Securities, Inc.
(4) Includes 150,000 actually owned and an option to purchase an additional 695,000 shares from two shareholders of the Company in a private sale.

         (b) Security ownership of management.


 (1)                   (2)                                        (3)                                 (4)
                  Name and                                    Amount and
Title             Address of                                  Nature of                          Percent of
Class             Beneficial Owner                            Beneficial Owner                   Common Stock(1)
----------------------------------------------------------------------------------------------------------------

Common                     Barry Siegel                       1,884,400 (2)                       18.5%
                           c/o First Priority Group, Inc.
                           51 East Bethpage Road
                           Plainview, NY 11803

Common                     Lisa Siegel                        1,884,400 (3)                       18.5%
                           c/o First Priority Group, Inc.
                           51 East Bethpage Road
                           Plainview, NY 11803

Common                     Gerald Zutler                        215,000 (4)                        2.3%
                           c/o First Priority Group, Inc.
                           51 East Bethpage Road
                           Plainview, NY 11803

Common                     Barry J. Spiegel                     763,333 (5)                       8.26%
                           c/o First Priority Group, Inc.
                           51 East Bethpage Road
                           Plainview, NY 11803

Common                     Kenneth J. Friedman                  140,000 (6)                       1.53%
                           c/o First Priority Group, Inc.
                           51 East Bethpage Road
                           Plainview, NY 11803

Common                     R. Frank Mena                         75,000 (7)                        .82%
                           c/o First Priority Group, Inc.
                           51 East Bethpage Road
                           Plainview, NY 11803

Common                     Directors and officers
                           as a group                         2,660,067                          28.91%



----------------------------------------
(1) The percentages set forth in this Annual Report on Form 10-KSB have been calculated in accordance with Instruction 3 to Item 403 of Regulation S-B.
(2) Includes options exercisable by Barry Siegel within sixty days to purchase 899,333, 3,334 shares held by Barry Siegel as custodian for two nephews, 67 shares held directly by Barry Siegel's wife, Lisa Siegel, and 183,333 shares representing options held by her that are exercisable within sixty days. Both Barry and Lisa Siegel disclaim beneficial ownership of shares held by the other.
(3) Includes options exercisable by Barry Siegel within sixty days to purchase 899,333, 3,334 shares held by Barry Siegel as custodian for two nephews, 67 shares held directly by Barry Siegel's wife, Lisa Siegel, and 183,333 shares representing options held by her that are exercisable within sixty days. Both Barry and Lisa Siegel disclaim beneficial ownership of shares held by the other.
(4)      Includes options exercisable to purchase 215,000 shares within sixty
         (60) days
(5)      Includes options exercisable to purchase 163,333 shares within sixty
         (60) days.
(6)      Includes options exercisable to purchase 30,000 shares within sixty
         (60) days.
(7)      Includes options to exercise 75,000 shares within sixty (60) days.

         (c)  Changes in control.  None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY GROUP, INC.



By:               /s/ Barry Siegel
                  ----------------
                  Barry Siegel
                  Chairman of the Board of Directors,
                  Treasurer, Secretary,
                  Chief Executive Officer,
                  Principal Accounting Officer

Date:    May 1, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:               /s/ Barry Siegel
                  ----------------
                  Barry Siegel
                  Chairman of the Board of Directors,
                  Treasurer, Secretary,
                  Chief Executive Officer,

                  Principal Accounting Officer

Date:             May 1, 2000


By:               /s/ Barry Siegel
                  ----------------
                  Barry J. Spiegel
                  President. Affinity Services Division             Director

Date:             May 1, 2000


By:               /s/ Kenneth J. Friedman
                  -----------------------
                  Kenneth J. Friedman
                  Director


By:               _____________________
                  R. Frank Mena
                  Director