Form 10QSB
period 2000-03-31
FIRST PRIORITY GROUP INC
filed 2000-05-15
CIK 778164

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended March 31, 2000
                                       --------------



[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____ to

                         Commission file number 0-21467

                            FIRST PRIORITY GROUP, INC
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


            New York                                             11-2750412
-------------------------------------                       ---------------
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

        As of May 14, 2000, the issuer had outstanding a total of 9,078,423 shares of common stock.

        Transitional Small Business Format (check one)
                Yes[   ] No[ X ]

                          Part I Financial Information

Item 1. Financial Statements










          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000

                                   (UNAUDITED)


                                     ASSETS

Current assets:
   Cash and cash equivalents                                                              $   896,936
   Accounts receivable, less allowance for doubtful
     accounts of $28,223                                                                    1,829,046
   Investment securities                                                                      748,250
   Prepaid expenses and other current assets                                                   51,194
                                                                                        -------------

               Total current assets                                                         3,525,426

Property and equipment, net of accumulated
   depreciation of $655,251                                                                   719,544

Security deposits and other assets                                                             34,533
                                                                                        -------------

               Total assets                                                                $4,279,503

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $   874,542
   Accrued expenses and other current liabilities                                             756,549
   Current portion of long-term debt                                                           50,513
                                                                                        -------------

               Total current liabilities                                                    1,681,604
                                                                                          -----------


Shareholders' equity:
   Common stock, $.015 par value, authorized 20,000,000
     shares; issued 9,078,423 shares                                                          136,176
   Preferred stock, $.01 par value, authorized 1,000,000
     shares; none issued or outstanding                                                      -
   Additional paid-in capital                                                               7,951,406
   Accumulated other comprehensive loss, unrealized holding
     loss on investment securities                                                       (      5,444)
   Deficit                                                                               (  5,345,077)
                                                                                          -----------

                                                                                            2,739,061

   Less common stock held in treasury, at cost,
     300,991 shares                                                                           139,162
                                                                                          ------------

               Total shareholders' equity                                                   2,597,899
                                                                                          -----------

               Total liabilities and shareholders' equity                                  $4,279,503
                                                                                           ----------


            See notes to condensed consolidated financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF REVENUE

                                   (UNAUDITED)


                                                                                             Three Months Ended
                                                                                          March 31,          March 31,
                                                                                           2000                 1999
                                                                                      ---------------       ----------

Revenue:
   Collision repairs and fleet management services                                        $2,672,755            $2,749,049
   Subrogation and salvage service commissions                                               145,219               114,007
   Automobile affinity services                                                              423,070               127,363
                                                                                      --------------        --------------

             Total revenues                                                                3,241,044             2,990,419

Cost of revenue (principally charges incurred at repair
   facilities for services)                                                                2,270,029             2,337,298
                                                                                       -------------         -------------

Gross profit                                                                                 971,015               653,120
                                                                                      --------------        --------------

Operating expenses:
   Selling                                                                                    97,177                89,639
   General and administrative                                                                822,923               815,352
                                                                                      --------------         -------------

             Total operating expenses                                                        920,100               904,991
                                                                                      --------------         -------------

                                                                                              50,915         (     251,871)
                                                                                     ---------------          ------------
Other income (expense):
   Realized loss on investment                                                        (        1,518)                  -
   Investment and other income                                                                36,715                43,929
                                                                                     ---------------          -------------

             Total other income                                                               35,197                43,929
                                                                                     ---------------          -------------

Income (loss) from operations before
   income taxes                                                                               86,112          (    207,942)

Income taxes, all current                                                                      2,175                   -
                                                                                     ----------------        --------------


Net income (loss)                                                                      $      83,937          ($   207,942)
                                                                                     ----------------        --------------

Basic and diluted earnings (loss) per share:

   Basic                                                                               $         .01          ($       .02)
   Diluted                                                                                       .01          (        .02)
                                                                                      --------------          -------------

Weighted average number of common shares outstanding                                       8,620,464             8,331,800
Affect of dilutive securities, stock options, warrants                                     3,602,179                    -
                                                                                      --------------           ------------

Weighted average diluted common shares outstanding                                        12,222,643             8,331,800
                                                                                       -------------         -------------


            See notes to condensed consolidated financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW

                                   (UNAUDITED)


                                                                                                Three Months Ended
                                                                                             March 31,          March 31,
                                                                                               2000               1999
                                                                                         ---------------    ---------------

Cash flows provided by (used in) operating activities:

   Net income (loss)                                                                     $      83,937           ($207,942)
                                                                                         ---------------    ---------------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                           57,764               42,461
       Realized loss on investment                                                              1,518                   -
       Provision for bad debts                                                                     -                    -
       Options granted for services                                                            30,592                   -
       Changes in assets and liabilities:
         Accounts receivable                                                           (       34,306)       (     256,169)
         Prepaid expenses and other current assets                                     (       11,818)       (      27,877)
         Security deposit and other assets                                                        755        (         756)

         Accounts payable                                                              (       63,876)       (     234,478)
         Accrued expenses and other current liabilities                                         8,982              596,750
                                                                                      ---------------         ------------

              Total adjustments                                                        (       10,389)             119,931
                                                                                        --------------        ------------

              Net cash provided by (used in) operating activities                              73,548       (       88,011)
                                                                                        -------------        -------------

Cash flows provided by (used in) investing activities:
   Purchase of property and equipment                                                   (      88,214)      (        1,021)
   Purchase of investments                                                              (      14,854)
   Proceeds from sale of investments                                                          300,000                   -
                                                                                         ------------        -------------

              Net cash provided by (used in) investing activities                             196,932        (     287,422)
                                                                                         ------------         ------------

Cash flows provided by (used in) financing activities:
   Repayment of long-term debt  -                                                       (      11,821)
   Proceeds disgorgement of short-swing profits                                                75,097            -
   Proceeds from issuance of common stock                                                       9,000            -
                                                                                       ---------------        -------------


              Net cash provided by (used in) financing activities                              84,097        (      11,821)
                                                                                        -------------        --------------


Net increase (decrease) in cash and cash equivalents                                          354,577        (      89,032)

Cash and cash equivalents at beginning of period                                              542,359            2,782,180
                                                                                         ------------          -----------

Cash and cash equivalents at end of period                                                $   896,936           $2,681,327
                                                                                          -----------           ----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                                           $     2,175          $       -
                                                                                          -----------          -----------


            See notes to condensed consolidated financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1.  UNAUDITED FINANCIAL STATEMENTS
    ------------------------------

         The information contained in the condensed consolidated financial statements for the period ended March 31, 2000 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

2.  BUSINESS OF THE COMPANY
    -----------------------

    The Company, a New York corporation formed on June 28, 1985, is engaged in automotive fleet management and administration of automotive repairs for major corporate clients throughout the United States. The Company also provides automotive affinity services for individuals.

    The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.  RESULTS OF OPERATIONS
    ---------------------

    The unaudited results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

4.  EARNINGS PER SHARE
    ------------------

    Basic earnings (loss) per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. During the three month period ended March 31, 1999 there was no dilutive effect from stock options and warrants.

Item 2.      Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), the Company has determined that the portion of its business representing commission revenues from its subrogation and salvage services should be displayed in the financial statements on a net basis. It had been the Company's prior policy to report such revenues and related costs on a gross basis. Accordingly, the three months ended March 31, 1999 has been reclassified to reflect the net presentation. There was no effect on net loss or net cash flows used in operating activities from the reclassification. Revenues and direct costs for the three months ended March 31,1999 were reduced by $588,188.

Automotive Management

         Revenues were $3,241,044 for the three months ended March 31, 2000, as compared to $2,990,419 for the same period in 1999, representing an increase of $250,625 or 8.4%. The direct costs of services related to such revenue (principally charges from automotive repair facilities) were $2,270,029 for the three months ended March 31, 2000, as compared to $2,337,298 in 1999, representing a decrease of $67,269 or 2.9%. Gross profit percentage increased 8.2% to 30.0% from 21.8% for the three months ended March 31, 2000 and 1999, respectively. The Company had decreased revenues of $45,082 for its collision repair and fleet management services, including subrogation and salvage commissions representing a decrease of 1.6% for the three months ended March 31, 2000, as compared to the same three months of 1999. Affinity sales increased 232% or $295,707 for the period ended March 31, 2000 to $423,070 as compared to $127,363 in 1999. The increased gross profit percentage is a result of the increased affinity sales, which has a lower cost of revenue than the other programs.

    Total operating expenses were $920,100 for the three months ended March 31, 2000, as compared to $904,991 for the three months ended March 31, 1999, representing an increase of $15,109 or 1.7%.

         Investment and other income was $35,197 for the period ended March 31, 2000, as compared to $43,929 for the same period in 1999, representing a decrease of $8,732. The decrease is primarily attributable to lower average investment balances available during the quarter.

             As a result of the foregoing, the net income for the three months ended March 31, 2000 was $83,937 ($.01 per share) as compared to a net loss of $207,942 ($.02 per share) for the comparable three months in 1999.

         Liquidity and Capital Resources

                  As of March 31, 2000, the Company had cash and cash equivalents of $896,936. The Company also holds 77,298 shares of Salomon Smith Barney Adjustable Rate Government Income Fund securities valued at $748,250 at March 31, 2000. Working capital of the Company as of March 31, 2000, was $1,843,822. The Company's operating activities provided $73,548 of cash for the three months ended March 31, 2000 as compared to 1999, when the Company's operating activities used $88,011 of cash. This is primarily a result of the increase in net income for 2000.

             In the first quarter of 2000, the Company received approximately $75,000, representing the disgorgement of short-swing profits, pursuant to regulations of the Securities and Exchange Commission, earned by three shareholders of the Company, through their sale of the Company's common stock. The Company's cash position was enhanced through this transaction, and has been reflected as an increase to shareholders' equity in the first quarter of 2000.

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

2. The Company, under NFS, its fleet management business, or the Affinity Division, have clients that either individually control a large number of insureds, control large fleets, or a large number of participants in FPG programs such as Driver's Shield(R). The loss of any large fleet operator, or affinity group, terminating its relationship with the Company or NFS, could have an adverse impact on the continued growth of that business. The Company and NFS have addressed the issue of customer retention by implementing a policy of entering into long-term contracts with its customers. In the past several years, this has materially improved the customer retention rate.

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

4. As the Company has embarked on an Internet strategy whereby it will offer auto collision managed care services on its website, there will be new and additional risks that may influence the business of the Company. These risks are:

o The Company's website will be the first to offer auto collision managed care services on the Internet, and therefore, we are not sure our business model will be successful or that we can generate revenue from this activity.

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

o Our future success and revenue growth depends partially upon continued growth in the use of the Internet. Businesses will likely widely accept and adopt the Internet for conducting business and exchanging information only if the Internet provides these businesses with greater efficiencies and improvements in commerce and communication. In addition, e-commerce generally, and the purchase of automotive related products and services on the Internet in particular, must become widespread. The Internet may prove not to be a viable commercial marketplace generally, or, in particular, for vehicle related products and services.

o We are dependent on certain key personnel. Our future success is substantially dependent on our senior management and key technical personnel. Although all key executives have executed confidentiality and non-competition agreements, should one or more of our key employees decided to leave us, join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, results of operations and financial condition. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary managerial, technical, sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company was served with a summons and complaint filed by Philip M. Panzera in United States District Court (Eastern District, NY) alleging that the Company wrongfully terminated his employment on January 29, 1998 pursuant to an employment agreement dated November 14, 1997 (the "Employment Agreement") and wrongfully converted Mr. Panzera's personal property. Mr. Panzera is seeking monetary damages in excess of $1 million. Mr. Panzera held the position in the Company of Senior Vice President, Chief Financial Officer for the period of November 17, 1997 through January 29, 1998. The Company has answered this complaint and denied all of Mr. Panzera's allegations stating that the Company properly terminated Mr. Panzera for cause pursuant to the Employment Agreement. Additionally, the Company has filed a counterclaim against Mr. Panzera alleging, among other things, that Mr. Panzera fraudulently induced the Company to enter into the Employment Agreement by making false representations concerning his educational background, employment history, experience and skills. The Company is seeking monetary damages of no less than $1 million. The Company believes that Mr. Panzera's claim is without merit and intends to vigorously defend this suit. The discovery phase of this case has been completed.

The plaintiff in this action recently made a motion for partial summary judgment to dismiss a number of affirmative defenses and the counterclaims brought by the Company against Mr. Panzera. On April 14, 2000, the Court ruled in favor of the Company and denied the plaintiff's motion for partial summary judgment.

Additionally, the Company made a motion for partial summary judgment to dismiss Mr. Panzera's complaint to the extent he seeks to recover on a modification to Mr. Panzera's employment agreement with First Priority Group. The motion was granted, dismissing Mr. Panzera's claim against the Company under his employment agreement, to the extent that he relies on the terms of the modification of his employment agreement. The management believes that the remainder of Mr. Panzera's claim is without merit and intends to continue to vigorously defend this suit.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

27                Financial Data Schedules

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST PRIORITY GROUP, INC.


Date: May 15, 2000                    By:  /s/ Barry Siegel
                                           ----------------
                                           Barry Siegel
                                           Chairman of the Board
                                           of Directors, Chief Executive Officer
                                           Treasurer, Secretary and Principal
                                           Financial and Accounting Officer

                                Index of Exhibits

Exhibit No.  Description
-----------  -----------

27           Financial Data Schedules