Form 10-Q
period 2000-06-30
FIRST PRIORITY GROUP INC
filed 2000-08-21
CIK 778164

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended June 30, 2000
                                       -------------



[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from         to
                                                       ------
                         Commission file number 0-21467

                            FIRST PRIORITY GROUP, INC
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


            New York                                        11-2750412
-------------------------------                        --------------------
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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                          --
        As of August 14, 2000, the issuer had outstanding a total of 10,317,869 shares of common stock.

        Transitional Small Business Format (check one)
                Yes[  ] No[X]

                          Part I Financial Information

Item 1. Financial Statements

          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  June 30, 2000

                                   (UNAUDITED)



                                     ASSETS

Current assets:
   Cash and cash equivalents                                                            $   1,146,604
   Accounts receivable, less allowance for doubtful
     accounts of $28,223                                                                    1,450,423
   Investment securities                                                                      759,476
   Prepaid expenses and other current assets                                                   37,840
                                                                                           ----------

               Total current assets                                                         3,394,343

Property and equipment, net of accumulated
   depreciation of $706,581                                                                   693,776

Security deposits and other assets                                                             32,268
                                                                                           ----------

               Total assets                                                                $4,120,387
                                                                                           ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $     759,905
   Accrued expenses and other current liabilities                                             699,694
   Current portion of long-term debt                                                           38,557
                                                                                           ----------

               Total current liabilities                                                    1,498,156
                                                                                           ----------


Shareholders' equity:
   Common stock, $.015 par value, authorized 20,000,000
     shares; issued 10,841,655 shares                                                         162,625
   Preferred stock, $.01 par value, authorized 1,000,000
     shares; none issued or outstanding                                                           -
   Additional paid-in capital                                                               8,881,203
   Accumulated other comprehensive loss, unrealized holding
     loss on investment securities                                                         (    4,664)
   Deficit                                                                                 (5,330,899)
                                                                                           ----------
                                                                                            3,708,265

   Less common stock held in treasury, at cost,
     523,786 shares                                                                         1,086,034
                                                                                           ----------

               Total shareholders' equity                                                   2,622,231
                                                                                           ----------

               Total liabilities and shareholders' equity                                  $4,120,387
                                                                                           ----------

            See notes to condensed consolidated financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                 Three Months Ended
                                                                                          June 30,             June 30,
                                                                                            2000                  1999
                                                                                      --------------         -------------
Revenue:
   Collision repairs and fleet management services                                        $2,882,976            $3,016,400
   Subrogation and salvage service commissions                                                72,801               146,254
   Automobile affinity services                                                              455,257               159,958
                                                                                      --------------         -------------

             Total revenues                                                                3,411,034             3,322,612

Cost of revenue (principally charges incurred at repair
   facilities for services)                                                                2,433,484             2,564,971
                                                                                       -------------         -------------

Gross profit                                                                                 977,550               757,641
                                                                                      --------------         -------------

Operating expenses:
   Selling                                                                                    97,523               120,411
   General and administrative                                                                893,014               795,609
                                                                                      --------------         -------------

             Total operating expenses                                                        990,537               916,020
                                                                                      --------------         -------------

                                                                                             (12,987)        (     158,379)

Investment and other income                                                                   29,690                35,175
                                                                                      --------------         -------------


Income (loss) from operations before
   income taxes                                                                               16,703         (     123,204)

Income taxes, all current                                                                      2,525                 -
                                                                                      --------------         -------------


Net income (loss)                                                                     $       14,178         ($    123,204)
                                                                                      --------------         -------------

Basic and diluted earnings (loss) per share:

   Basic                                                                              $          .00         ($        .01)
   Diluted                                                                                       .00         (         .01)
                                                                                      --------------         -------------

Weighted average number of common shares outstanding                                      10,192,434             8,331,800
Effect of dilutive securities, stock options, warrants                                     1,518,192                -
                                                                                      --------------         -------------
Weighted average diluted common shares outstanding                                        11,710,626             8,331,800
                                                                                      --------------         -------------

            See notes to condensed consolidated financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                 Six Months Ended
                                                                                         June 30,               June 30,
                                                                                            2000                  1999
                                                                                      ----------------     ---------------
Revenue:
   Collision repairs and fleet management services                                        $5,555,731            $5,765,448
   Subrogation and salvage service commissions                                               218,020               260,261
   Automobile affinity services                                                              878,327               287,321
                                                                                      ----------------     ---------------

             Total revenues                                                                6,652,078             6,313,030

Cost of revenue (principally charges incurred at repair
   facilities for services)                                                                4,703,513             4,902,269
                                                                                      ----------------    ----------------

Gross profit                                                                               1,948,565             1,410,761
                                                                                      ----------------     ---------------

Operating expenses:
   Selling                                                                                   194,700               210,050
   General and administrative                                                              1,715,936             1,610,961
                                                                                      ----------------     ---------------

             Total operating expenses                                                      1,910,636             1,821,011
                                                                                      ----------------     ---------------

                                                                                              37,929           (   410,250)
                                                                                      ----------------     ---------------
Other income (expense):
   Realized loss on investment                                                            (    1,518)               -
   Investment and other income                                                                66,405                79,104
                                                                                      ----------------     ---------------

             Total other income                                                               64,887                79,104
                                                                                      ----------------     ---------------

Income (loss) from operations before
   income taxes                                                                              102,816           (   331,146)

Income taxes, all current                                                                      4,700                 -
                                                                                      ----------------     ---------------


Net income (loss)                                                                         $   98,116           ($  331,146)
                                                                                      ----------------     ---------------

Basic and diluted earnings (loss) per share:

   Basic                                                                                  $      .01           ($      .04)
   Diluted                                                                                       .01           (       .04)
                                                                                      ----------------     ---------------

Weighted average number of common shares outstanding                                       9,406,449             8,331,800
Effect of dilutive securities, stock options, warrants                                     2,560,186                 -
                                                                                      ----------------     ---------------
Weighted average diluted common shares outstanding                                        11,966,635             8,331,800
                                                                                      ----------------     ---------------


            See notes to condensed consolidated financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                    Six Months Ended
                                                                                            June 30,                June 30,
                                                                                              2000                    1999
                                                                                         ---------------     --------------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                                    $      98,116            ($331,146)
                                                                                         ---------------     --------------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                          115,173               82,502
       Realized loss on investment                                                              1,518                 -
       Provision for bad debts                                                                    -                   -
       Options granted for services                                                            39,967                 -
       Changes in assets and liabilities:
         Accounts receivable                                                                  344,317           (  442,891)
         Prepaid expenses and other current assets                                              1,536               24,709
         Security deposit and other assets                                                      3,020           (   29,248)
         Accounts payable                                                               (     178,513)          (  231,400)
         Accrued expenses and other current liabilities                                 (      47,873)             666,152
                                                                                         ---------------     --------------

              Total adjustments                                                               279,145               69,824
                                                                                         ---------------     --------------

              Net cash provided by (used in) operating activities                             377,261           (  261,322)
                                                                                         ---------------     --------------

Cash flows provided by (used in) investing activities:

   Purchase of property and equipment                                                   (     119,855)          (   15,117)
   Purchase of investments                                                              (      25,302)
   Proceeds from sale of investments                                                          300,000                 -
                                                                                         ---------------     --------------

              Net cash provided by (used in) investing activities                             154,843           (   15,117)
                                                                                         ---------------     --------------

Cash flows provided by (used in) financing activities:

   Repayment of long-term debt                                                          (      11,956)          (   15,859)
   Proceeds from disgorgement of short-swing profits                                           75,097                 -
   Proceeds from issuance of common stock                                                       9,000                 -
                                                                                         ---------------     --------------


              Net cash provided by (used in) financing activities                              72,141           (   15,859)
                                                                                         ---------------     --------------


Net increase (decrease) in cash and cash equivalents                                          604,245           (  292,298)

Cash and cash equivalents at beginning of period                                              542,359            2,782,180
                                                                                         ---------------     --------------

Cash and cash equivalents at end of period                                              $   1,146,604           $2,489,882
                                                                                         ---------------     --------------

Supplemental disclosure of cash flow information:

   Cash paid during the period for income taxes                                         $       4,700           $     -
                                                                                         ---------------     --------------


            See notes to condensed consolidated financial statements.

                   FIRST PRIORITY GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (Unaudited)

1.  UNAUDITED FINANCIAL STATEMENTS
    ------------------------------

         The information contained in the condensed consolidated financial statements for the period ended June 30, 2000 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statement as reported in its most recent annual report on Form 10-KSB.

         For the six month period ending June 30, 20000, there were no significant non-owner sources of income or expense. Accordingly, a separate statement of comprehensive income has not been presented herein.

2.  BUSINESS OF THE COMPANY
    -----------------------

         The Company, a New York corporation formed on June 28, 1985, is engaged in the administration and provision of vehicle maintenance and repair management, including collision and general repair programs, appraisal services, subrogation services, vehicle salvage and vehicle rentals; and the administration of automotive collision repair referral services for self insured fleets, insurance companies and affinity group members.

    The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.  RESULTS OF OPERATIONS
    ---------------------

    The unaudited results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

4.  EARNINGS PER SHARE
    ------------------

    Basic earnings (loss) per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. During the three and six month periods ended June 30, 1999 there was no dilutive effect from stock options and warrants.

Item 2.      Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), the Company has determined that the portion of its business representing commission revenues from its subrogation and salvage services should be displayed in the financial statements on a net basis. It had been the Company's prior policy to report such revenues and related costs on a gross basis. Accordingly, the three and six months ended June 30, 1999 have been reclassified to reflect the net presentation. There was no effect on net loss or net cash flows used in operating activities from the reclassification. Revenues and direct costs for the three and six months ended June 30,1999 were reduced by $759,636 and $1,347,824, respectively.

    Revenues were $3,411,034 for the three months ended June 30, 2000, as compared to $3,322,612 for the same period in 1999, representing an increase of $88,422 or 2.7%. The direct costs of services related to such revenue (principally charges from automotive repair facilities) were $2,433,484 for the three months ended June 30, 2000, as compared to $2,564,971 for the same period in 1999, representing a decrease of $131,487 or 5.1%. For the six months ended June 30, 2000 revenues from services were $6,652,078 as compared to $6,313,030 for the same period in 1999, representing an increase of $339,048 or 5.4%. The direct cost of services related to such revenue was $4,703,513 and $4,902,269 for the six months ended June 30, 2000 and 1998, respectively, resulting in a decrease of $198,756 or 4.1%.

    The gross profit percentage increased 5.9% to 28.7% from 22.8% for the three months ended June 30, 2000 and 1999. For the six months ended June 30, 2000, gross profit increased 7% to 29.3% from 22.3% for the same period in 1999. The Company had decreased revenues of $206,877 for its collision repair and fleet management services, including subrogation and salvage commissions representing a decrease of 6.5% for the three months ended June 30, 2000, as compared to the same three months of 1999. Collision repair and fleet management services for the six months ended June 30, 2000 decreased $251,958 or 4.1% to $5,773,751 as compared to $6,025,709 for the same period in 1999. The decrease in revenues for collision repair and fleet management services reflect a continuing nationwide decline in per capita accident rates. For the three months ended June 30, 2000 Affinity Services sales increased $295,299 or 184.6% to $455,257 as compared to $159,958 for the same period in 1999. Affinity Services sales for the six months ended June 30, 2000 were $878,327 as compared to $287,321 for the same period in 1999 representing an increase of $591,006 or 205.7% reflecting the increased membership enrollment. The increased gross profit percentage is a result of the increased affinity sales, which has a lower cost of revenue than the other programs.

    Total operating expenses were $990,537 for the three months ended June 30, 2000, as compared to $916,020 for the three months ended June 30, 1999, representing an increase of $74,517 or 8.1%. For the six months ended June 30, 2000, total operating expenses increased $89,625 or 4.9% to $1,910,636 as compared to $1,821,011 for the same period of 1999. The increase in operating expenses is mainly attributable to the additional personnel necessary for the start-up of operations of driversshield.com and increase in Affinity Services.

         Investment and other income was $29,690 and $64,887 for the three and six months ended June 30, 2000, as compared to $35,175 and $79,104 for the same periods in 1999, representing a decrease of $5,485 and $14,217, respectively. The decrease is primarily attributable to lower average investment balances available during the periods.

         As a result of the foregoing, the net income for the three and six months ended June 30, 2000 was $14,178 ($.00 per share) and $98,116 (.01 per share) as compared to a net loss of $123,204 ($.01 per share) and $331,146 ($.04 per share) for the comparable periods in 1999.

Liquidity and Capital Resources

         As of June 30, 2000, the Company had cash and cash equivalents of $1,146,604. The Company also holds 78,377 shares of Salomon Smith Barney Adjustable Rate Government Income Fund securities valued at $759,476 at June 30, 2000. Working capital of the Company as of June 30, 2000, was $1,896,187. The Company's operating activities provided $377,261 of cash for the six months ended June 30, 2000 as compared to 1999, when the Company's operating activities used $261,322 of cash. This is primarily a result of the increase in net income for 2000.

         The Company believes that its present cash position will enable the Company to continue to support its operations for the next twelve months.

         The Company announced on May 31, 2000 that it has secured up to $10 million in equity based funding commitments for the Company. This equity facility enables FPG to draw down funds at its discretion on a monthly basis, over a twelve-month period in exchange for common stock in the Company. Pricing will be established during the draw down periods according to the volume-weighted average trading price of the Company's common stock. The securities to be issued pursuant to this private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The Company is prohibited from announcing additional details or the name of the investor at this time.

Forward Looking Statements - Cautionary Factors

         Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in this Report and stated in other filings with the Securities and Exchange Commission, which are hereby incorporated by reference.

Forward Looking Statements - Cautionary Factors

         Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in this Report and stated in other filings with the Securities and Exchange Commission, which are hereby incorporated by reference.

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

                                       FIRST PRIORITY GROUP, INC.


Date Filed 8/18/00            By:      /s/ Barry Siegel
                                       ----------------
                                       Barry Siegel
                                       Chairman of the Board
                                       of Directors, Chief Executive Officer
                                       Treasurer, Secretary and Principal
                                       Financial and Accounting Officer

                                Index of Exhibits

Exhibit No.  Description

27           Financial Data Schedules