Form 10-Q
period 2000-09-30
DRIVERSSHIELD COM CORP
filed 2000-11-16
CIK 778164

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to

                         Commission file number 0-21467
                                                -------

                             DRIVERSSHIELD.COM CORP.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)
                       (F/K/A FIRST PRIORITY GROUP, INC.)

            New York                                       11-2750412
-------------------------------------                  ------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

51 East Bethpage Road
Plainview, New York 11803                              (516) 694-1010
-------------------------                              --------------
(Address of principal executive offices)         (Issuer's telephone number)

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
Yes  X    No
   -----    ----

        As of November 10, 2000, the issuer had outstanding a total of 10,521,988 shares of common stock.

        Transitional Small Business Format (check one)      Yes[   ] No[ X ]

                             DRIVERSSHIELD.COM CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                   CONTENTS

                                                                                               PAGE
                                                                                               ----
Part  1.        FINANCIAL INFORMATION                                                           3

Item  1.        Financial Statements
                Condensed Consolidated Balance Sheet
                         As of September 30, 2000 (Unaudited)                                   3

                Condensed Consolidated Statements of Operations
                         (Unaudited) for the Three Months ended
                         September 30, 2000 and 1999                                            4

                Condensed Consolidated Statements of Operations
                         (Unaudited) for the Nine Months ended
                         September 30, 2000 and 1999                                            5

                Condensed Consolidated Statements of Cash Flows
                         (Unaudited) for the Nine months ended
                         September 30, 2000 and 1999                                            6

                Notes to Condensed Consolidated Financial                                       7
                         Statements

Item  2.        Management's Discussion and Analysis                                            9



Part  2.        OTHER INFORMATION                                                               12

Item  6.        Exhibits and Reports on Form 8-K                                                12

Item 1. Financial Statements

                             DRIVERSSHIELD.COM CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               September 30, 2000

                                   (UNAUDITED)

                                     ASSETS
   Current assets:
   Cash and cash equivalents                                                       $  508,769
   Accounts receivable, less allowance for doubtful
     accounts of $28,223                                                            2,305,644
   Investment securities                                                              776,630
   Prepaid expenses and other current assets                                           29,563
                                                                                   ----------
               Total current assets                                                 3,620,606

Property and equipment, net of accumulated
   depreciation of $782,231                                                           903,636

Security deposits and other assets                                                     30,003
                                                                                   ----------
               Total assets                                                        $4,554,245

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $1,051,897
   Accrued expenses and other current liabilities                                     748,660
   Current portion of long-term debt                                                   14,644
                                                                                   ----------
               Total current liabilities                                            1,815,201
                                                                                   ----------
Shareholders' equity:
   Common stock, $.015 par value, authorized 20,000,000
     shares; issued 11,241,655 shares                                                 168,625
   Preferred stock, $.01 par value, authorized 1,000,000
     shares; none issued or outstanding                                                  --
   Additional paid-in capital                                                       9,281,657
   Accumulated other comprehensive income, unrealized holding
     gain on investment securities                                                      1,854
   Deficit                                                                         (5,230,058)
                                                                                   ----------
                                                                                    4,222,078
   Less common stock held in treasury, at cost,
     719,667 shares                                                                 1,483,034
                                                                                   ----------
               Total shareholders' equity                                           2,739,044
                                                                                   ----------
                Total liabilities and shareholders' equity                         $4,554,245
                                                                                   ----------


           See notes to condensed consolidated financial statements.

                            DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                  Three Months Ended
                                                            September 30,    September 30,
                                                                2000             1999
                                                                ----             ----
Revenue:
   Collision repairs and fleet management services            $ 3,304,304     $ 2,346,454
   Subrogation and salvage service commissions                     87,650         128,373
   Automobile affinity services                                   480,293         193,783
                                                              -----------     -----------
             Total revenues                                     3,872,247       2,668,610

Cost of revenue (principally charges incurred at repair
   facilities for services)                                     2,794,754       1,999,990
                                                              -----------     -----------
Gross profit                                                    1,077,493         668,620
                                                              -----------     -----------
Operating expenses:
   Selling                                                        112,034          92,917
   General and administrative                                     887,915         821,954
                                                              -----------     -----------
             Total operating expenses                             999,949         914,871
                                                              -----------     -----------
                                                                   77,544        (246,251)

Investment and other income                                        25,822          31,053
                                                              -----------     -----------

Income (loss) from operations before
   income taxes                                                   103,366        (215,198)
Income taxes, all current                                           2,525            --
                                                              -----------     -----------
Net income (loss)                                             $   100,841     $  (215,198)
                                                              -----------     -----------
Earnings (loss) per share:
   Basic                                                      $       .01     $      (.03)
   Diluted                                                            .01            (.03)
                                                              -----------     -----------

Weighted average number of common shares outstanding           10,465,757       8,331,800
Effect of dilutive securities, stock options and warrants         948,466            --
                                                              -----------     -----------
Weighted average diluted common shares outstanding             11,414,223       8,331,800
                                                              -----------     -----------


           See notes to condensed consolidated financial statements.

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                             September 30,    September 30,
                                                                  2000            1999
                                                              -----------     -----------

Revenue:
   Collision repairs and fleet management services            $ 8,860,033     $ 8,111,903
   Subrogation and salvage service commissions                    305,675         388,634
   Automobile affinity services                                 1,358,620         481,103
                                                              -----------     -----------
             Total revenues                                    10,524,328       8,981,640

Cost of revenue (principally charges incurred at repair
   facilities for services)                                     7,498,267       6,902,258
                                                              -----------     -----------
Gross profit                                                    3,026,061       2,079,382
                                                              -----------     -----------
Operating expenses:
   Selling                                                        306,734         302,968
   General and administrative                                   2,603,855       2,432,915
                                                              -----------     -----------
             Total operating expenses                           2,910,589       2,735,883
                                                              -----------     -----------
                                                                  115,472        (656,501)
                                                              -----------     -----------
Other income (expense):
   Realized loss on investment                                     (1,518)           --
   Investment and other income                                     92,227         110,157
                                                              -----------     -----------
             Total other income                                    90,709         110,157
                                                              -----------     -----------
Income (loss) from operations before
   income taxes                                                   206,181        (546,344)

Income taxes, all current                                           7,225            --
                                                              -----------     -----------
Net income (loss)                                             $   198,956     $  (546,344)
                                                              -----------     -----------
Earnings (loss) per share:
   Basic                                                      $       .02     $      (.07)
   Diluted                                                            .02            (.07)
                                                              -----------     -----------
Weighted average number of common shares outstanding            9,767,145       8,331,800
Effect of dilutive securities, stock options and warrants       1,990,619            --
                                                              -----------     -----------
Weighted average diluted common shares outstanding             11,757,764       8,331,800
                                                              -----------     -----------


           See notes to condensed consolidated financial statements.

                            DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                  September 30,      September 30,
                                                                                      2000               1999
                                                                                  -------------      ------------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                                $   198,956      $  (546,344)
                                                                                    -----------      -----------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                    184,746          132,985
       Realized loss on investment                                                        1,518             --
       Options granted for services                                                      49,421             --
                                                                                    -----------      -----------
       Changes in assets and liabilities:
         Accounts receivable                                                           (510,904)          17,177
         Prepaid expenses and other current assets                                        9,813           44,580
         Security deposit and other assets                                                5,285           73,734
         Accounts payable                                                               113,479         (562,764)
         Accrued expenses and other current liabilities                                   1,093          667,606
                                                                                    -----------      -----------
              Total adjustments                                                        (145,549)         373,318
                                                                                    -----------      -----------
              Net cash provided by (used in) operating activities                        53,407         (173,026)
                                                                                    -----------      -----------
Cash flows used in investing activities:
   Purchase of property and equipment                                                  (399,288)        (161,506)
   Purchase of investments                                                              (35,937)
   Proceeds from sale of investments                                                    300,000             --
                                                                                    -----------      -----------
              Net cash used in investing activities                                    (135,225)        (161,506)
                                                                                    -----------      -----------
Cash flows provided by (used in) financing activities:
   Repayment of long-term debt                                                          (35,869)         (31,252)
   Proceeds from disgorgement of short-swing profits                                     75,097             --
   Proceeds from issuance of common stock                                                 9,000             --
                                                                                    -----------      -----------
              Net cash provided by (used in) financing activities                        48,228          (31,252)
                                                                                    -----------      -----------
Net decrease in cash and cash equivalents                                               (33,590)        (365,784)

Cash and cash equivalents at beginning of period                                        542,359        2,782,180
                                                                                    -----------      -----------
Cash and cash equivalents at end of period                                          $   508,769      $ 2,416,396
                                                                                    -----------      -----------
Supplemental disclosure of cash flow information:
         Cash paid during the period for income taxes                               $     7,225      $      --
                                                                                    -----------      -----------


            See notes to condensed consolidated financial statements.

                            DRIVERSSHIELD.COM CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)


1.  BASIS OF PRESENTATION

         The information contained in the condensed consolidated financial statements for the three and nine month periods ended September 30, 2000 and 1999 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

         The financial statements and notes are presented in accordance with the requirements of Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statements as reported in its most recent annual report on Form 10-KSB.

         Certain prior period balances have been reclassified to conform to the current period classification.

         For the nine month period ending September 30, 2000, there were no significant non-owner sources of income or expense. Accordingly, a separate statement of comprehensive income has not been presented herein.

2.  BUSINESS OF THE COMPANY AND NAME CHANGE

         The Company, a New York corporation formed on June 28, 1985, is engaged in the administration and provision of vehicle maintenance and repair management, including collision and general repair programs, appraisal services, subrogation services, vehicle salvage and vehicle rentals; and the administration of automotive collision repair referral services for self insured fleets, insurance companies and affinity group members. The Company announced that, effective November 2, 2000, it had changed its name to driversshield.com Corp., and that its stock trading symbol on the Nasdaq Small-Cap Market would become DRVR.

    The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3.  RESULTS OF OPERATIONS

    The unaudited results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

4.  EARNINGS PER SHARE

    Basic earnings (loss) per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. During the three and nine month periods ended September 30, 1999 there was no dilutive effect from stock options and warrants.

5.  OUTSTANDING DISPUTES

    The Company has advised a third-party provider, which it had engaged for specified tasks associated with the development and enhancement of its software, that it was disputing selected charges totaling $228,000. Of such amounts, $156,000 had previously been paid, and capitalized, and is currently included in the accompanying financial information. The remaining $72,000 payment has been withheld, and has not been recorded in the accompanying financial statements.

    In an unrelated matter, the Company has not recorded the value of certain warrants provided to an investment relations firm because it is seeking to nullify that contract for lack of performance. The Company is seeking to recoup $45,000, which it has already paid and expensed in its financial records, and to void warrants, including those vested, which had been granted to acquire shares of its common stock.

Item 2.      Management's Discussion and Analysis or Plan of  Operation

Forward Looking Statements - Cautionary Factors

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes hereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. The company cautions that forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties (including those identified in "Risk Factors" in the company's Form 10-KSB for the year ended December 31,1999) and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements.

Results of Operations

         In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), the Company has determined that the portion of its business representing commission revenues from its subrogation and salvage services should be presented in the financial statements on a net basis. It had been the Company's prior policy to report such revenues and related costs on a gross basis. Accordingly, the three and nine months ended September 30, 1999 have been reclassified to reflect the net presentation. There was no effect on net loss or net cash flows used in operating activities from the reclassification. Revenues and direct costs for the three and nine months ended September 30,1999 were reduced by $715,000 and $2,063,000, respectively.

Three Months ended September 30,2000 (the "2000 Quarter") Compared to Three Months ended September 30, 1999 (the "1999 Quarter").

The 2000 Quarter reflected net income of $101,000 compared to a net loss of ($215,000) in the 1999 Quarter, an increase of $316,000. Basic and fully diluted earnings per share was $.01 per share in the 2000 Quarter, versus a loss of ($.03) in the 1999 Quarter.

Revenues

    Revenues were $3,872,000 in the 2000 Quarter, versus $2,669,000 in the 1999 Quarter, representing an increase of $1,203,000 or 45%. The Company's revenues increased $917,000 from its collision repair and fleet management services, including subrogation and salvage commissions. This represented an increase of 37% for the 2000 Quarter, as compared to the 1999 Quarter. The increase in revenues for collision repair and fleet management services reflects expansion of the client base which was added to the fleet program during the second quarter of 2000 and reached its full effect during the third quarter. In the 2000 Quarter Affinity Services sales increased $287,000 or 148% to $480,000 as compared to $194,000 for the same period in 1999 reflecting marketing efforts that resulted in greater participation in the Company's membership services programs.

Operating Income and Expenses

    Consolidated net income increased by $316,000 to $101,000 in the 2000 Quarter from a loss of $215,000 in the 1999 Quarter. The increase in revenues of $1,203,000, described above, resulted in an increase in gross profit of $408,000. In addition to revenue growth, the gross profit percentage also increased from 25% in the 1999 Quarter to 28% in the 2000 Quarter. This was due to a greater proportion of revenues from Affinity services. The direct costs of services related to such revenue (principally charges from automotive repair facilities) were $2,795,000 in the 2000 Quarter, as compared to $2,000,000 for the same period in 1999, representing an increase of $795,000 or 40%, while the increase in revenues was 45% in the aggregate.

             Selling, general and administrative expenses increased by $85,000 (9%), to $1,000,000 in the 2000 Quarter, from $915,000 in the 1999 Quarter. The increase in operating expenses is mainly attributable to the additional personnel necessary for the start-up of operations of driversshield.com CRM and increase in Affinity Services.

Nine Months ended September 30,2000 (the "2000 Period") Compared to Nine Months ended September 30, 1999 (the "1999 Period").

The 2000 Period reflected net income of $199,000 compared to a net loss of ($546,000) in the 1999 Period, an increase of $745,000. Basic and fully diluted earnings per share increased to $.02 per share in the 2000 Period, versus a loss of ($.07) in the 1999 Period.

Revenues

Revenues increased 17%, or $1,542,000, to $10,524,000 in the 2000 Period versus $8,982,000 in the 1999 Period. Collision repair and fleet management services, including subrogation and salvage commissions, increased $665,000 or 8% to $9,166,000 in the 2000 Period versus $8,501,000 for the same period in 1999. The increase in revenues for collision repair and fleet management services reflects expansion of the client base which was added to the fleet program during the 2000 quarter and reached its full effect during the third quarter. Affinity Services sales increased $878,000, or 182%, in the 2000 Period, to $1,359,000 versus $481,000 in the 1999 Period, reflecting marketing efforts that increased enrollment in the Company's membership services program.

Operating Income and Expenses

    Consolidated net income increased by $745,000 to $199,000 in the 2000 Period from a loss of $(546,000) in the 1999 Period. The increase in revenues of $1,542,000, described above, resulted in an increase in gross profit of $947,000. In addition to revenue growth, the gross profit percentage also increased from 23% in the 1999 Period to 29% in the 2000 Period. This was due to a greater proportion of revenues from Affinity Services. The direct costs of services related to such revenue (principally charges from automotive repair facilities) were $7,498,000 in the 2000 Period, as compared to $6,902,000 for the same period in 1999, representing an increase of $596,000 or 9%, while the increase in revenues was 17%, in the aggregate.

      In the 2000 Period, selling, general and administrative expenses increased $175,000, or 6%, to $2,911,000 as compared to $2,736,000 for the same period of 1999.

         Investment and other income was $91,000 for the 2000 Period, as compared to $110,000 for the 1999 Period, representing a decrease of $19,000. The decrease is primarily attributable to lower average investment balances available.

Liquidity and Capital Resources

                  As of September 30, 2000, the Company had cash and cash equivalents of $509,000. The Company also holds 79,450 shares of Salomon Smith Barney Adjustable Rate Government Income Fund securities valued at $777,000 at September 30, 2000. Working capital of the Company as of September 30, 2000, was $1,805,000. The Company's operating activities generated $53,000 of cash for the nine months ended September 30, 2000 as compared to 1999, when the Company's operating activities used $173,000 of cash. The reduced cash use for operations is primarily a result of the increase in net income for 2000, as described above. In the aggregate of all activities, cash decreased $34,000 for the nine months ended September 30,2000.

         The Company believes that its present cash position will enable the Company to continue to support its operations for the next twelve months.

         The Company announced on May 31, 2000 that it has secured up to $10 million in equity based funding commitments. This equity facility enables driversshield.com Corp. to draw down funds at its discretion on a monthly basis for a twelve month period following the effective date of a registration statement, filed to register the shares issued pursuant to the Securities Act of 1933, in exchange for common stock of the Company. Pricing will be established during the draw down periods according to the volume-weighted average trading price of the Company's common stock. A registration statement for the securities became effective on November 14, 2000. No funding has occurred to date under this agreement.

Deferred Income Taxes

         The Company has an operating loss carryforward of approximately $4.7 million which is available to offset future taxable income. A valuation allowance has been established for the full amount of the deferred tax benefit and accordingly no deferred tax asset has been presented in the accompanying financial statements. To the extent the Company is profitable in future periods, such carryforwards may be utilized to offset taxable earnings. However, to the extent the Company is not profitable it would not be able to realize this benefit.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

27                Financial Data Schedules











                                   SIGNATURES

    Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  driversshield.com Corp.


Date: November 14, 2000           By:  /s/ Barry Siegel
                                       ----------------
                                       Barry Siegel
                                       Chairman of the Board
                                       of Directors, Chief Executive Officer
                                       Treasurer, Secretary and Principal
                                       Financial and Accounting Officer

                                Index of Exhibits

Exhibit No.  Description
-----------  -----------

27           Financial Data Schedules