Form 10KSB
period 2000-12-31
DRIVERSSHIELD COM CORP
filed 2001-04-02
CIK 778164

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      |x| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 2000

                                       or

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from                 to

                         Commission File Number 0-21467

                             DRIVERSSHIELD.COM CORP.
                      (Formerly First Priority Group, Inc.)
                      -------------------------------------
                 (Name of small business issuer in its charter)

         NEW YORK                                             11-2750412
         --------                                           -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              51 East Bethpage Road
                            Plainview, New York 11803
                            -------------------------
                    (Address of principal executive offices)      (Zip Code)

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

      Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State the issuer's revenues for its most recent fiscal year $14,451,103

      The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of March 29, 2001, based upon the closing price on the date thereof is $5,500,320.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      As of March 30, 2001, the issuer had outstanding a total of 10,696,988 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-KSB is hereby incorporated by reference to the Definitive Proxy or Definitive Information Statement issued by the Company for the Notice of the Annual Meeting of Shareholders.

      Transitional Small Business Disclosure Format (check one):

      Yes |_|     No |X|

        THE REMAINING PORTION OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

                                     Part I

Item 1. DESCRIPTION OF BUSINESS

      On November 23, 1983, driversshield.com FS Corp., formerly known as National Fleet Service, Inc., a New York corporation was formed and commenced operations as an automotive fleet administrator. Thereafter, driversshield.com Corp., formerly First Priority Group, Inc., a New York corporation, was formed on June 28, 1985, and is engaged in automotive fleet management and administration of automotive repairs for businesses, insurance companies and members of affinity groups; it became the parent company to driversshield.com FS Corp.

      In October 2000, the Company changed its name to driversshield.com Corp and its stock trading symbol on the Nasdaq SmallCap Market to DRVR.

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

      The Company through its wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), conducts the Company's fleet management businessand through its wholly-owned subsidiary driversshield.com ADS Corp. ("ADS"), provides the various affinity programs for all types of businesses.

      Fleet Management. The Company has entered into contractual arrangements with over 2,000 independently owned and operated repair shops throughout the United States, as well as with national chains of automobile repair shops, to provide repair services for the Company's fleet management clients' vehicles. This network of automobile repair shops can handle, on a per incident basis, any repair that the Company's fleet management clients' drivers may encounter. Because the Company has made arrangements with a large number of repair shops, whenever a repair to a client's vehicle is needed, the chances are excellent that a local repair shop will be available to perform the required repair work. The repairs provided consist primarily of collision and glass replacement repairs although general repairs can also be provided. In the event that a repair is needed, the driver need only call the Company's toll free telephone number. Through the development of a comprehensive proprietary management system and customized computer software, upon receipt of the call, the driver is directed to a local repair shop to which the driver may take the vehicle for the needed repairs. The Company's staff tightly manages all the activity surrounding the repair process. Upon completion of the repair, the bill is forwarded to the Company, which in turn, bills the client. There is no need for independent negotiations between the repair shop and the client or the driver. As part of its fleet management services, the Company also offers its clients computerized appraisal services, salvage and subrogation services, and offers vehicle rentals to permit clients to avoid driver down-time while a client's vehicle is being repaired. Additionally, the Company has created a complete line of customized reports with features that allow risk managers to thoroughly assess all variables concerning the collision activity expense of their fleet. These unique systems were primarily attributable to the Company winning in 1995 the prestigious award from Inc. Magazine and MCI, as one of the nations best-run service companies.

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

      Recent Developments

      In April 1999 the Company established a new Internet enterprise, now known as driversshield.com CRM Corp. ("CRM"), as a wholly owned subsidiary. CRM is designed to serve insurance companies by offering a complete customer relationship management solution by combining its Affinity Group programs and collision repair management services into an Internet based strategy. This new business focuses on capturing a significant share of the North American market for managed automotive care. The first thrust into the marketplace is the introduction of a website for efficient management of collision repairs. The interactive website facilitates information gathering and distribution to launch the repair process. The website will enable insurance carriers to utilize the Company's website to directly enter the initial vehicle claim information, permit the insured to select an automobile collision repair shop from the Company's network of over 2,400 shops across the country, and enable the insurance carrier and the insured to track the repairs of the vehicle until completion. Two insurance carriers have begun initial use of the system, on a limited basis. The website address is: .www.driversshield.com. The Company had developed a functional website for this business with Electronic Data Systems ("EDS"); it is now re-designing and enhancing its website, apart from EDS, and will host the site as well. In January 2001 the Company announced that its relationship with EDS had terminated. The Company's enhanced website became functional at the end of the first calendar quarter of 2001. [See Forward-Looking Statements and Cautionary Factors and Legal Proceedings]

      Sales and Marketing

      The Company's fleet management clients generally consist of self-insured companies having a large number of vehicles on the road over a broad geographical area. The Company's clients for its affinity programs are financial institutions, organizations and affinity groups that resell the programs to individuals. The Company's clients for the CRM program are property and casualty insurance companies.

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

      In 2000, two customers accounted for 11% each, and a third customer for 12% of the Company's revenues, and in 1999 one of those customers accounted for approximately 10% of the Company's revenue.

      Employees

      At year-end, the Company employed 42 full-time employees and three part time employees. None of the Company's employees are governed by a union contract and the Company believes that its employee relationships are satisfactory.

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

            Insurance Carriers. The Company is aware of three other companies that offer automotive collision repair services to insurance companies. Two of such companies are, like the Company, in the fleet management business, while the other is in the vehicle software valuation business. The Company believes that its services for insurance companies are superior to those offered by such other companies.

Item 2. DESCRIPTION OF PROPERTY

      In December 1996, the Company entered into a lease for new office space at 51 East Bethpage Road, Plainview, New York 11803. The space consists of approximately 12,000 square feet of office space. The Company relocated to this new space during April 1997. The amended lease is for five years and expires on June 30, 2002.

      A portion of the premise is subleased under a lease expiring June 2002.

Item 3. LEGAL PROCEEDINGS

During 1998 the Company was served with a summons and complaint filed by Philip
M. Panzera, the Company's former Chief Financial Officer, in United States District Court (Eastern District, NY) alleging that the Company wrongfully terminated his employment and converted Mr. Panzera's personal property. Mr. Panzera sought monetary damages in excess of $1 million. The Company answered this complaint and denied all of Mr. Panzera's allegations. Additionally, the Company filed a counterclaim against Mr. Panzera alleging, among other things, that Mr. Panzera fraudulently induced the Company to enter into the Employment Agreement by making false representations. During fiscal year 2000, this matter was settled by mutual release of claims; no funds were paid or received by either party.

In November 1999 CRM had entered into an agreement whereby Electronic Data Systems Corporation ("EDS") was to develop and host the Company's website through December 31, 2003. Additionally, EDS was to assist the Company in marketing the Internet based automobile collision managed care program to EDS' customers that provide auto insurance to its insureds. CRM was to pay EDS no more than $350,000 for the initial development costs of the website. Once the website was operational, CRM was to receive all fees until it recovered the development costs paid to EDS, and thereafter, EDS was to recover its development costs in excess of $350,000, if any, up to $80,000. In the subsequent years, a revenue sharing arrangement provided EDS with thirty percent (30%) to forty-two percent (42%), of the Net Revenue. Throughout the term of this Agreement, EDS was to host and maintain the website, process all transactions, maintain, secure and update all database functions, design, develop and build a repair management call center, secure all transmissions over the website, upgrade the site for additional functionality, handle all accounting functions, fulfill customer material and introduce electronic data interchange throughout the repair facility network at no additional cost. driversshield.com Corp. had guaranteed performance of this Agreement by its wholly owned subsidiary. The Company expensed $169,000 during 1999 and capitalized an additional $300,000 in 2000. It has not accrued invoices totaling an additional $108,000.

In November, 2000 the Company filed a $1 million Demand for Arbitration with the American Arbitration Association, relating to its agreement with EDS for its website development, contending, among other matters, excessive fees and failure to meet the performance conditions of the agreement. EDS has filed a counterclaim denying the allegations and seeking payment of $226,000. It also, unilaterally shut down the Company's website. The matter is now pending arbitration. The Company intends to vigorously defend the counterclaim filed by EDS.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of Stockholders on October 2, 2000. The following matters were voted upon at the Annual Meeting of Shareholders:

                                 For              Against      Abstain
                                 ---              -------      -------

      1. Election of a Board of Directors.

      Nominee
      Barry Siegel               4,910,263        0            882,159
      Barry J. Spiegel           4,909,913        0            882,509
      Kenneth Friedman           4,910,313        0            882,109
      R. Frank Mena              4,910,313        0            882,109

      2. Amendment to the By-Laws of the Corporation.
                                 4,905,065        893,826        3,666

      3. Amend certificate of incorporation for change of corporate name.
                                 5,535,115        266,776          666

      4. Ratification of $10 million common stock purchase agreement.
                                 4,902,624        888,217       11,716

      5. Increase in the number of authorized common shares to 30 million.
                                 5,162,025        635,866        4,666

      6. Ratification of Nussbaum, Yates & Wolpow , P.C. as the independent auditors.
                                 5,786,125         12,666        4,166

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Company's common shares are traded on The Nasdaq SmallCap market. The following table shows the high and low closing prices for the periods indicated.

                                                            Sale Price($)
                                                         High           Low
                                                         ----           ---
2000

First Quarter                                            $6.13          $2.75

Second Quarter                                           $4.25          $1.25

Third Quarter                                            $2.00          $1.38

Fourth Quarter                                           $1.38          $ .31

1999

First Quarter                                            $3.50          $1.13

Second Quarter                                           $2.06          $1.38

Third Quarter                                            $1.83          $ .75

Fourth Quarter                                           $3.00          $ .75

      The number of record holders of the Company's common shares as of March 20, 2001 was 345.

      The Company has never paid dividends on its common stock and is not expected to do so in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors and would depend on, among other factors, the earnings, capital requirements and operating and financial condition of the Company.

      On March 28, 2001, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the Minimum Bid Price requirement for continued listing on the Nasdaq SmallCap Market pursuant to Marketplace Rule 4310(c)(8)(B). The Company intends to appeal this

Determination to the Nasdaq Listing Qualifications Panel (the "Panel"). Until the Company's appeal is heard before the Panel, there will be a stay of any delisting action.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Year ended December 31, 2000 (the "2000 Period") Compared to year ended December 31, 1999 (the "1999 Period")

The 2000 Period reflected net income of $ 248,000 versus a loss of $966,000 in the 1999 Period. Basic earnings per share were $.02 versus a net loss of $.12 per share in the 1999 Period. Diluted earnings per share in the 2000 Period were $.02; options and warrants were anti-dilutive in the 1999 Period.

Revenues

      Revenues were $14,451,000 in the 2000 Period, compared to $12,136,000 in the 1999 Period, representing an increase of $2,315,000, or 19%. This increase reflects expansion in both the fleet management and collision repair business, which accounted for $1,248,000 of the increase, as well as affinity services revenues, which increased $1,067,000. The fleet management business increase reflects expansion in the client base that began in the second calendar quarter of the 2000 Period. The increase in affinity services revenues is the result of marketing efforts that broadened participation in the Company's membership programs.

Operating Income and Expenses

      Consolidated net income increased by $1,214,000, to $248,000 in the 2000 Period, from a loss of $966,000 in the 1999 Period. The increase in revenue growth described above, resulted in an increase in gross profit of $1,286,000, from $2,797,000 in the 1999 period to $4,083,000, and was the primary reason for the increase in net income. In addition, the gross profit percentage increased to 28% from 23%, largely due to the increase in affinity services, which represent a greater proportion of the Company's sales mix in the 2000 Period. Accordingly, cost of revenues, principally charges incurred at repair facilities, decreased from 77% of sales in the 1999 Period to 72% of sales in the 2000 Period, despite increasing in absolute dollars by $1,030,000 from $9,338,000 in the 1999 Period to $10,368,000 in the 2000 period.

      Selling expenses increased by $131,000, from $1,049,000 in the 1999 Period to $1,180,000 in the 2000 Period, or 12%, as the Company began increasing its investment in sales and marketing personnel and their related activities. General and administrative expenses decreased by nearly the same dollar amount, $136,000 offsetting the increase in selling expenses, from $2,637,000 in the 1999 Period to $2,501,000 in the 2000 Period. This resulted primarily from a reduction in expenses for website development from the 1999 period. Depreciation increased by $81,000 resulting from an increase in capital expenditures.

      Investment and other income was $141,000 in the 2000 Period, compared to $153,000 in the 1999 Period, representing a decrease of $12,000, primarily due to lower average cash balances available.

Liquidity and Capital Resources

      At December 31, 2000, the Company had cash and cash equivalents of $1,040,000, and also held 80,624 shares of Salomon Smith Barney Adjustable Rate Government Income Fund securities valued at $789,000, providing a total of $1,829,000 in available liquidity. Working capital at December 31, 2000 was $1,935,000 compared to $1,676,000 at December 31, 1999. The Company's operating activities provided $626,000 of cash in the 2000 Period versus a use of $899,000 in the 1999 Period, when the Company's cash was impacted by losses from operations. The Company believes that its present financial condition will enable it to continue to support its operations for the next twelve months

      During November 2000 a registration statement with the Securities and Exchange Commission became effective that provides up to $10 million in equity financings, over a one year period from the effective date of the registration. The facility permits the Company to draw down funds against the $10 million equity commitment, as needed, with a monthly minimum of $1 million. The number of shares to be issued with each draw down is computed based upon the average trading price of the prior 22 trading days, less a 10% discount for the financing source. The financing source was also granted warrants to purchase 68,970 shares of the company's common stock at a price per share of $2.17. No funding has occurred to date under the agreement. Should the Company's common stock be delisted from trading on the Nasdaq SmallCap Market, the investor funding this equity facility has the option to terminate this facility.

Deferred Income taxes

      The Company has a net operating loss carry forward of approximately $4.7 million that is available to offset future taxable income. Since the Company has determined that it is more likely than not that it may not recover these carry forward benefits a valuation allowance has been established for the full amount of the deferred tax benefit; and accordingly no deferred income tax asset has been reflected in the Company's financial statements. To the extent that the Company is profitable in future periods, such carry forward benefits are available to offset taxable earnings. However, if the Company is not profitable, it will not be able to realize this benefit.

Forward Looking Statements - Cautionary Factors

      Certain statements in this report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

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

2. The Company, under the DARP, or NFS, under its fleet management business, or the Affinity Division, has clients that either individually control a large number of insureds, control large fleets, or a large number of participants in FPG programs such as Driver's Shield(R). Three customers accounted for 34% of the Company's revenues in the 2000 Period. The loss of any one insurance company, large fleet operator, or affinity group, terminating its relationship with the Company or NFS, could have an adverse impact on the continued growth of that business. The Company and NFS have addressed the issue of customer retention by implementing a policy of entering into long-term contracts with its customers. In the past several years, this has materially improved the customer retention rate.

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

4. As the Company has embarked on an Internet strategy whereby it will offer auto collision managed care services on its website, there will be new and additional risks that may influence the business of the Company. These risks are:

      o The Company's website will offer auto collision managed care services on the Internet, and we are not sure our business model will be successful or that we can generate revenue from this activity.

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

      o The Internet insurance market is a new business in a new industry and we will need to manage our growth and our entry into new business areas in order to avoid increased expenses without corresponding revenues. The growth of our operations requires us to increase expenditures before we generate revenues. Our inability to generate satisfactory revenues from such expanded services to offset costs could have a material adverse effect on our business, financial condition and results of operations. We believe establishing industry leadership also requires us to: - test, introduce and develop new services and products, including enhancing our website, - expand the breadth of and services offered, - expand our market presence through relationships with third parties, and - acquire new or complementary businesses, products or technologies. We cannot assure you that we can successfully manage these tasks.

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

      o We are uncertain of our ability to obtain additional financing for our future capital needs. If we are unable to obtain additional financing, we may not be able to continue to operate our business. We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months. We also have a $10 million equity commitment that expires in November 2001. Once that expires, we may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. Should the Company's common stock be delisted from trading on the Nasdaq SmallCap Market, the investor in this financing facility has the option to terminate this facility.

      o There can be no assurance that additional financing will be available on terms favorable to us, or at all. The potential that the Company's common stock may be delisted from trading on the Nasdaq SmallCap Market may make it more difficult for the Company to obtain additional financing on favorable terms. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

5. Certain senior management personnel may be able to exercise voting control. Barry Siegel, our Chairman of the Board and Chief Executive Officer, beneficially owns and controls the vote of approximately 19 % of the outstanding shares of our common stock. In addition, Barry J. Spiegel, a director and the President of our Affinity Group Services Division, beneficially owns and controls the vote of approximately 7% of the outstanding shares of our common stock. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for common stock. In addition, Mr. Siegel and Mr. Spiegel are in a position to impede transactions that may be desirable for other shareholders.

6. The market price of our common stock could be adversely affected by future sales of substantial amounts of common stock. Michael Karpoff, a former director and employee of the Company, owns individually and jointly with Patricia Rothbardt, 694,119 shares of our common stock. Sale of 594,119 shares is subject to a lock-up agreement, which expires in December 2001, after which time, Mr. Karpoff and Ms. Rothbardt will be free to sell all their shares. Mr. Karpoff also holds options to purchase 100,000 shares of our common stock, which options are fully exercisable at $3.025.

7. The potential issuance of shares under a $10 million financing would have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our common stock, if these are ever issued. To date the Company has not needed this funding, but a maximum of 6,896,146 shares of common stock are reserved for possible future issuance upon, other things, the issuance of common stock under our common stock purchase agreement with Suerez Enterprises Limited and the conversion of outstanding warrants.

8. Our articles of incorporation and by-laws contain certain provisions that could make it more difficult for shareholders to effect certain corporate actions, and could make it more difficult for anyone to acquire control of us without negotiating with our board of directors. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

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

10.10 Service Agreement dated November 29, 1999 between the Company, driversshield.com Corp., Electronic Systems Corporation and EDS Information Services L.L.C incorporated by reference and previously filed with the Commission.

10.11 driversshield.com Corp. 1999 Stock Option Plan incorporated by reference and previously filed with the Commission.

13.1 Form 10-QSB for the quarter ending March 31,1999 incorporated by reference and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 1999 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 1999 incorporated by reference and previously filed with the Commission.

21 List of subsidiaries incorporated by reference and previously filed with the Commission.

(b)   Reports on Form 8-K

            None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

driversshield.com Corp


By: s/ Barry Siegel
    -----------------------------------
    Barry Siegel
    Chairman of the Board of Directors,
    Treasurer, Secretary,
    Chief Executive Officer,

Date: March 30, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: s/ Barry Siegel                             Date: March 30, 2001
    -----------------------------------
    Barry Siegel
    Chairman of the Board of Directors,
    Treasurer, Secretary,
    Chief Executive Officer,


By: s/Barry J. Spiegel                          Date: March 30, 2001
    -----------------------------------
    Barry J. Spiegel
    President
    Driversshield.com ADS Corp.
    Director


By: s/Philip Kart                               Date: March 30, 2001
    -----------------------------------
    Philip Kart
    Chief Financial Officer

By: s/Kenneth J. Friedman                       Date: March 30, 2001
    -----------------------------------
    Kenneth J. Friedman
    Director


By:                                             Date: March 30, 2001
    -----------------------------------
    R. Frank Mena
    Director

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

10.10 Service Agreement dated November 29, 1999 between the Company, driversshield.com Corp., Electronic Systems Corporation and EDS Information Services L.L.C incorporated by reference and previously filed with the Commission.

10.11 driversshield.com Corp. 1999 Stock Option Plan incorporated by reference and previously filed with the Commission.

13.1 Form 10-QSB for the quarter ending March 31,1999 incorporated by reference and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 1999 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 1999 incorporated by reference and previously filed with the Commission.

21 List of subsidiaries incorporated by reference and previously filed with the Commission.

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

               Report of Independent Certified Public Accountants

Board of Directors
driversshield.com Corp.
Plainview, New York

We have audited the accompanying consolidated balance sheets of driversshield.com Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of driversshield.com Corp. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


Melville, New York                                 NUSSBAUM YATES & WOLPOW, P.C.
March 9, 2001
March 28, 2001 as to the last paragraph of Note 8

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                2000           1999
                                                            -----------    -----------
Current assets:
   Cash and cash equivalents                                $ 1,039,866    $   542,359
   Accounts receivable, less allowance for doubtful
     accounts of $28,233 in 2000 and 1999                     1,813,747      1,794,740
   Investment securities                                        789,505      1,036,263
   Prepaid expenses and other current assets                     99,074         39,376
                                                            -----------    -----------

               Total current assets                           3,742,192      3,412,738

Property and equipment, net                                     820,404        689,094

Security deposits and other assets                               27,738         35,288
                                                            -----------    -----------

               Total assets                                 $ 4,590,334    $ 4,137,120
                                                            ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $ 1,153,972    $   938,418
   Accrued expenses and other current liabilities               638,163        747,567
   Notes payable                                                 14,644         50,513
                                                            -----------    -----------

               Total current liabilities                      1,806,779      1,736,498
                                                            -----------    -----------

Shareholders' equity:
   Common stock, $.015 par value, authorized
     30,000,000 shares; issued 11,241,655 shares
     in 2000 and 8,598,467 in 1999                              168,625        128,977
   Preferred stock, $.01 par value, authorized
     1,000,000 shares; none issued or outstanding                    --             --
   Additional paid-in capital                                 9,275,656      7,823,916
   Accumulated other comprehensive income (loss),
     unrealized holding gain (loss) on investment
     securities                                                   3,570         (4,095)
   Deficit                                                   (5,181,262)    (5,429,014)
                                                            -----------    -----------

                                                              4,266,589      2,519,784
   Less common stock held in treasury, at cost,
     719,667 shares in 2000 and 296,667 shares in 1999        1,483,034        119,162
                                                            -----------    -----------

               Total shareholders' equity                     2,783,555      2,400,622
                                                            -----------    -----------

               Total liabilities and shareholders' equity   $ 4,590,334    $ 4,137,120
                                                            ===========    ===========


                 See notes to consolidated financial statements.

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           DECEMBER 31, 2000 AND 1999

                                                           2000            1999
                                                       ------------    ------------
Revenue:
   Collision repairs and fleet management services     $ 12,139,992    $ 10,954,912
   Subrogation and salvage service commissions              470,956         407,260
   Automobile affinity services                           1,840,155         773,406
                                                       ------------    ------------

             Total revenues                              14,451,103      12,135,578

Cost of revenue (principally charges incurred at
   repair facilities for services)                       10,368,412       9,338,271
                                                       ------------    ------------

Gross profit                                              4,082,691       2,797,307
                                                       ------------    ------------

Operating expenses:
   Selling                                                1,180,102       1,048,681
   General and administrative 2,500,724                   2,636,929
   Depreciation and amortization                            282,051         201,289
                                                       ------------    ------------

             Total operating expenses                     3,962,877       3,886,899
                                                       ------------    ------------

                                                            119,814      (1,089,592)
                                                       ------------    ------------
Other income (expense):
   Realized loss on investment                               (1,518)         (3,096)
   Investment and other income                              141,231         152,976
   Interest expense                                          (4,500)         (6,784)
                                                       ------------    ------------

             Total other income                             135,213         143,096
                                                       ------------    ------------

Income (loss) from operations before
   income taxes                                             255,027        (946,496)

Income taxes, all current                                     7,275          19,136
                                                       ------------    ------------

Net income (loss)                                      $    247,752    ($   965,632)
                                                       ============    ============

Basic earnings (loss) per common share                 $        .02    ($       .12)
                                                       ============    ============
Diluted earnings (loss) per common share               $        .02    ($       .12)
                                                       ============    ============

Weighted average number of common shares outstanding
  Basic                                                   9,956,892       8,324,649
                                                       ============    ============
  Diluted                                                11,577,216       8,324,649
                                                       ============    ============

                 See notes to consolidated financial statements.

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           DECEMBER 31, 2000 AND 1999

                                                                              Accumulated
                                          Common Stock         Additional        Other
                                   -------------------------     Paid-in     Comprehensive
                                      Shares        Amount       Capital     Income (Loss)     Deficit
                                   -----------   -----------   -----------   -------------   -----------
Balance, January 1, 1999             8,598,467   $   128,977   $ 7,762,350             --    ($4,463,382)


Net loss                                    --            --            --             --       (965,632)

Other comprehensive loss,
 unrealized holding loss
  arising during period                     --            --            --         (4,095)            --


Comprehensive loss                          --            --            --             --             --

Purchase of treasury stock                  --            --            --             --             --

Options granted for services                --            --        61,566             --             --
                                   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1999           8,598,467       128,977     7,823,916         (4,095)    (5,429,014)


Net income                                  --            --            --             --        247,752

Other comprehensive income,
 unrealized holding gain
  arising during period                     --            --            --          7,665             --


Comprehensive income

Exercise of options in exchange
 for tendered common shares          1,866,333        27,995     1,335,877             --             --

Exercise of underwriter warrants       776,855        11,653        (2,653)            --             --

Options granted for services                --            --        59,421             --             --

Registration costs                          --            --       (16,002)            --             --

Short-swing profits reimbursed
 to Company                                 --            --        75,097             --             --
                                   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2000          11,241,655   $   168,625   $ 9,275,656    $     3,570    ($5,181,262)
                                   ===========   ===========   ===========    ===========    ===========

                                                                   Total
                                        Treasury Stock            Share-
                                   -------------------------      holders'
                                      Shares        Amount         Equity
                                   -----------   -----------    -----------
Balance, January 1, 1999               266,667   ($   90,000)   $ 3,337,945
                                                                -----------

Net loss                                    --            --       (965,632)

Other comprehensive loss,
 unrealized holding loss
  arising during period                     --            --         (4,095)
                                                                -----------

Comprehensive loss                          --            --       (969,727)

Purchase of treasury stock              30,000       (29,162)       (29,162)

Options granted for services                --            --         61,566
                                   -----------   -----------    -----------

Balance, December 31, 1999             296,667      (119,162)     2,400,622
                                                                -----------

Net income                                  --            --        247,752

Other comprehensive income,
 unrealized holding gain
  arising during period                     --            --          7,665
                                                                -----------

Comprehensive income                                                255,417

Exercise of options in exchange
 for tendered common shares            423,000    (1,363,872)            --

Exercise of underwriter warrants            --            --          9,000

Options granted for services                --            --         59,421

Registration costs                          --            --        (16,002)

Short-swing profits reimbursed
 to Company                                 --            --         75,097
                                   -----------   -----------    -----------

Balance, December 31, 2000             719,667   ($1,483,034)   $ 2,783,555
                                   ===========   ===========    ===========

                 See notes to consolidated financial statements.

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                        2000           1999
                                                                    -----------    -----------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                $   247,752    ($  965,632)
                                                                    -----------    -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                    282,051        201,289
       Gain on sale of property and equipment                                --         (2,500)
       Realized loss on investment                                        1,518          3,096
       Options granted for services                                      59,421         61,566
       Changes in assets and liabilities:
         Accounts receivable                                            (19,007)      (622,855)
         Prepaid expenses and other current assets                      (59,698)        26,831
         Security deposit and other assets                                7,550          8,009
         Accounts payable                                               215,554        240,088
         Accrued expenses and other current liabilities                (109,404)       150,772
                                                                    -----------    -----------

              Total adjustments                                         377,985         66,296
                                                                    -----------    -----------

              Net cash provided by (used in) operating activities       625,737       (899,336)
                                                                    -----------    -----------

Cash flows used in investing activities:
   Proceeds from sale of property and equipment                              --          2,500
   Purchase of property and equipment                                  (413,361)      (224,284)
   Purchase of investments, available for sale                          (47,095)    (1,543,454)
   Proceeds from sale of investments, available for sale                300,000        500,000
                                                                    -----------    -----------

              Net cash used in investing activities                    (160,456)    (1,265,238)
                                                                    -----------    -----------

Cash flows provided by (used in) financing activities:
   Repayment of notes payable                                           (35,869)       (46,085)
   Purchase of treasury stock                                                --        (29,162)
   Proceeds from short-swing profits                                     75,097             --
   Registration costs                                                   (16,002)            --
   Proceeds from exercise of warrants                                     9,000             --
                                                                    -----------    -----------

              Net cash provided by (used in) financing activities        32,226        (75,247)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                    497,507     (2,239,821)

Cash and cash equivalents at beginning of year                          542,359      2,782,180
                                                                    -----------    -----------

Cash and cash equivalents at end of year                            $ 1,039,866    $   542,359
                                                                    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes                       $     7,275    $    20,204
                                                                    ===========    ===========
   Cash paid during the year for interest                           $     4,500    $     9,175
                                                                    ===========    ===========

                 See notes to consolidated financial statements.

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.    Summary of Significant Accounting Policies

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of driversshield.com Corp. (formerly known as First Priority Group, Inc.) and its wholly-owned subsidiaries (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

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

      Revenue Recognition

      The Company recognizes revenue for its collision repairs and fleet management at the time of customer approval and completion of repair services. The Company warrants such services for varying periods ranging up to twelve months. Such warranty expense is borne by the repair facilities and has not been material to the Company. The Company recognizes commissions for its subrogation and salvage services upon completion of the services. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), the Company has determined that the portion of its business representing commission revenues from its subrogation and salvage services should be displayed in the financial statements on a net basis. Automobile affinity services are recognized as such services are rendered.

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

      Reclassification

      Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

      Fair Value of Financial Instruments

      o     Cash and Cash Equivalents

            The carrying amounts approximate fair value due to the short maturity of the instruments.

      o     Investments

            Investments are stated at fair value as measured by quoted market prices.

      o     Notes Payable

            The carrying amount of the Company's notes payable approximates fair value.

      Advertising Expense

      Advertising expense, which is expensed as incurred, amounted to approximately $86,000 and $96,000 in 2000 and 1999.

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

2.    Description of Business and Concentration of Credit Risk

      The Company is engaged in automotive fleet management and administration of automotive repairs for major, nationally recognized corporate clients throughout the United States. It offers computerized collision estimates and provides its clients with a cost-effective method for repairing their vehicle by arranging for repair of the vehicles through a nationwide network of independently owned contracted facilities. The Company also offers a variety of other related services, including subrogation, salvage and appraisals. In addition, the Company provides automobile affinity services for individuals which, to date, have been sold through large financial institutions. The Company believes that it operates in one operating business segment.

      The Company offers collision repair management services for the insurance industry nationwide through a website on the Internet. No revenues for such services have been derived to date.

      The Company is subject to credit risk through trade receivables. The Company does not obtain collateral for its receivables. Such risk is minimized through contractual arrangements with its customers, as well as the size and financial strength of its customers. Three customers accounted for 34% of the Company's sales in 2000 (two at 11% and one at 12%), and 36% of its receivables at December 31, 2000. One of these customers accounted for 10% of its revenues in 1999. The Company has no financial instruments with significant off-balance-sheet risk or concentration of credit risk.

3.    Investment Securities

                                                                     Unrealized
                                                                    Holding Gain
                                              Cost      Fair Value     (Loss)
                                           ----------   ----------  ------------

At December 31, 2000:

  Available for sale, 80,624 shares of
    Salomon Smith Barney Adjustable
    Rate Government Income Fund            $  785,935   $  789,505   $    3,570
                                           ==========   ==========   ==========

At December 31, 1999:

  Available for sale, 106,721 shares of
    Salomon Smith Barney Adjustable
    Rate Government Income Fund            $1,040,358   $1,036,263   ($   4,095)
                                           ==========   ==========   ==========

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

4.    Property and Equipment

                                                 2000         1999
                                             ----------   ----------

            Machinery and equipment          $1,038,510   $  980,894
            Furniture and fixtures              288,107      285,800
            Leasehold improvements               19,886       19,886
            Website development costs           353,438           --
                                             ----------   ----------

                                              1,699,941    1,286,580
            Less accumulated depreciation
              and amortization                  879,537      597,486
                                             ----------   ----------

                                             $  820,404   $  689,094
                                             ==========   ==========

5.    Notes Payable

      In August 1998, the Company agreed to pay severance to its former Co-Chairman and President in the amount of $100,000 including imputed interest of 8.5% in quarterly installments of $12,500 commencing March 31, 1999.

6.    Earnings Per Share

      Basic earnings or loss per share are computed by dividing the earnings or loss per share by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. In 1999, conversion of common stock equivalents would have been anti-dilutive and, as a result, basic and diluted per share results were the same.

      The reconciliations between basic and diluted earnings (loss) per common share are as follows:

                                                        2000                                    1999
                                       ------------------------------------   -------------------------------------
                                         Income        Shares     Per-Share     (Loss)         Shares     Per-Share
                                       ----------    ---------    ---------   ----------     ---------    ---------
      Basic earnings (loss) per
        common share                   $  247,752    9,956,892      $.02      ($ 965,632)    8,324,469      ($.12)

      Effect of dilutive securities,
        stock options and warrants             --    1,620,324        --              --            --         --
                                       ----------    ---------      ----      ----------     ---------      -----

      Diluted earnings (loss) per
          common share                 $  247,752   11,577,216      $.02      ($ 965,632)    8,324,469      ($.12)
                                       ==========   ==========      ====      ==========    ==========      =====

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

      For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2000 and 1999, respectively: annual dividends of $-0-for both years, expected volatility of 134% and 174%, risk-free interest rate of 6.24% and 5.90%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2000 and 1999 was $.49 and $1.08, respectively.

      Under the above model, the total value of stock options granted in 2000 and 1999 was $661,822 and $801,945, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to five years (not including performance-based stock options granted in 2000 and 1999, see below). Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS No. 123, the Company's net income
      (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

7.    Stock Options (Continued)

      Stock Compensation Plan (Continued)

                                                2000             1999
                                           -------------    -------------

      Income (loss):
        As reported                        $     247,752    ($    965,632)
        Pro forma                         ($   1,402,539)   ($  3,293,360)

      Basic income ( loss) per share:
          As reported                      $         .02    ($        .12)
          Pro forma                       ($         .14)   ($        .40)

      Diluted income ( loss) per share:
          As reported                      $         .02    ($        .12)
          Pro forma                       ($         .12)   ($        .40)

      In March 1999, the Company repriced certain options granted to employees and third parties in previous years, representing the right to purchase 1,665,000 shares of common stock. The original grants gave the holders the right to purchase common stock at prices ranging from $1.25 to $5.00 per share. The options were repriced at prices ranging from $1.13 to $3.00 per share. The Company also granted options to employees, representing the right to purchase 630,000 shares of common stock at prices ranging from $1.13 to $1.24 per share. In addition, in October 1999, the Company repriced certain options granted to employees and third parties, representing the right to purchase 2,330,000 shares of common stock, of which 2,235,000 were part of the March 1999 grant. The original grants gave the holders the right to purchase common stock at prices ranging from $1.00 to $1.24 per share. The options were repriced at prices ranging from $.75 to $.83 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). Pursuant to FASB interpretation No. 44, the modified option awards shall be accounted for as variable from the date of the modification to the date the awards are exercised, forfeited, or expire unexercised. No compensation has been recorded through December 31, 2000 for the modified awards.

      The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

      Summary

      Stock options transactions (other than performance-based stock options) are summarized as follows:

                                                                           Weighted
                                                 Number        Exercise     Average
                                                   of           Price      Exercise
                                                 Shares         Range       Price
                                                ---------    ----------      ---
      Options outstanding, January 1, 1999      3,277,500    .12 - 5.00     1.57

      Options granted                           5,035,000    .75 - 3.00     1.02

      Options canceled                         (4,352,500)   1.00 - 5.00    1.54
                                                ---------

      Options outstanding, December 31, 1999    3,960,000    .12 - 3.75      .91

      Options granted                           1,340,000    .31 - 2.38      .60

      Options canceled                         (  140,000)   .75 - 2.16     1.18

      Options exercised                        (1,866,333)   .14 - 1.50      .73
                                                ---------

      Options outstanding, December 31, 2000    3,293,667    .31 - 3.75      .87
                                                =========

      Options exercisable, December 31, 1999    2,712,914    .12 - 3.75      .92
                                                =========

      Options exercisable, December 31, 2000    2,090,000    .31 - 3.75      .93
                                                =========

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

7.    Stock Options (Continued)

      Summary (Continued)

      The following table summarizes information about the options outstanding at December 31, 2000 other than performance-based stock options:

                               Options Outstanding             Options Exercisable
                      -------------------------------------   ----------------------
                                      Weighted
                                      Average      Weighted                 Weighted
         Range of                    Remaining     Average                  Average
         Exercise        Number     Contractual    Exercise      Number     Exercise
          Prices      Outstanding   Life (Years)    Price     Exercisable     Price
      -------------   -----------   ------------   --------   -----------   --------
      $ .31 - $1.00    2,643,667         3.54       $  .59     1,600,000     $  .60
      $1.25 - $2.00      330,000         3.08       $ 1.53       330,000     $ 1.53
      $2.16 - $3.75      320,000         3.18       $ 2.59       160,000     $ 3.02

      driversshield.com CRM

      During 1999, the Company's subsidiary, driversshield.com CRM established the "driversshield.com Corp. 1999 Stock Option Plan." Under this plan, options may be granted to employees of driversshield.com Corp or the Parent or other subsidiaries of the Company, and outside directors for up to 2,000,000 shares of common stock. Under this plan, incentive stock options may be granted at no less than fair market value of the driversshield.com Corp. stock at the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock, 110% of the market price on the date of grant. The maximum term of an option is ten years, except in regard to incentive stock options granted to an Affiliate, in which case the maximum term is five years. No options have been granted as of December 31, 2000.

8.    Common Stock, Stock Warrants and NASDAQ Delisting Notification

      In December 1997, the Company raised $2,330,813 through the private placement issuance of 581,250 units at $4.01 per unit. Each unit consisted of one share of common stock and a redeemable common stock purchase warrant at $5.75 per share for a period of five years. Should the price of the Company's stock exceed $11.50 per share for 20 consecutive trading days, the Company may request redemption of the warrants at a price of $.01 per share. The warrant holders would then have 30 days in which to either exercise the warrant or accept the redemption offer.

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

8.    Common Stock, Stock Warrants and NASDAQ Delisting Notification (Continued)

      In connection with the 1995 issuance of 1,000,000 shares of its common stock, the Company issued underwriter warrants to purchase 850,000 shares of its common stock at prices ranging from $.125 to $.50 per share. In 2000, all of these warrants were exercised.

      On October 2, 2000, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 20,000,000 to 30,000,000.

      In November 2000, the Company's registration statement that provides for up to $10 million of equity-based financings became effective. The financing facility permits the Company to draw against a $10 million equity commitment, on a monthly basis, over twelve months after the effective date of the registration. Each drawdown has a minimum and maximum amount, with a $1 million monthly minimum less a 10% discount for the financing source. The financing source was also granted warrants to purchase 68,970 shares of common stock, at $2.17 per share. All drawdowns are subject to placement fees ranging from 6% to 10%.

      On March 28, 2001, the Company received notification from NASDAQ that its shares will be delisted on April 5, 2001. The aforementioned equity line can be terminated if the Company's shares are delisted. The Company has the right to appeal the delisting.

9.    Preferred Stock Purchase Rights

      On December 28, 1998, the Board of Directors authorized the issuance of up to 200,000 shares of non-redeemable Junior Participating Preferred Stock ("JPPS"). The JPPS shall rank junior to all other series of preferred stock (but senior to the common stock) with respect to payment of dividends and any other distributions. Among other rights, the holders of the JPPS shall be entitled to receive, when and if declared, quarterly dividends per share equal to the greater of (a) $100 or (b) the sum of 1,000 (subject to adjustment) times the aggregate per share of all cash and non cash dividends (other than dividends payable in common stock of the Company and other defined distributions). Each share of JPPS shall entitle the holders to voting rights equal to 1,000 votes per share. The holders of JPPS shall vote together with the common stockholders. No shares of JPPS have been issued.

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

9.    Preferred Stock Purchase Rights (Continued)

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

10.   Employee Benefit Plan

      The Company has a 401(k) profit sharing plan for the benefit of all eligible employees as defined in the plan documents. The plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may, at its discretion, match within prescribed limits, the contributions of the employees. Employer contributions to the plan amounted to approximately $12,300 in 2000 and $8,700 in 1999.

11.   Commitments and Contingencies

      Leases

      The Company leases its executive office in Plainview, New York under a noncancelable operating lease, expiring June 30, 2002, which requires minimum annual rentals and certain other expenses including real estate taxes. A portion of the premise is subleased under a lease expiring June 2002. Sublease income was approximately $59,000 and $40,000 for the years ended December 31, 2000 and 1999, respectively. Rent expense including real estate taxes for the years ended December 31, 2000 and 1999 aggregated approximately $190,000 and $178,000, respectively.

      As of December 31, 2000, the Company's future minimum rental commitments, net of sublease income of $38,000 in 2001 and $19,000 in 2002, are approximately as follows:

            2001                              $152,000
            2002                                78,000

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

11.   Commitments and Contingencies (Continued)

      Employment Contracts

      The Company has employment contracts with its two principal officers expiring during 2001. The agreements provide minimum annual salaries of $300,000 to the Chief Executive Office ("CEO") and $150,000 to the President. A third employment contract with a sales executive, which expires in 2002, provides for a base salary of $110,000 plus incentive compensation for various levels of increased revenue, gross profit or claims processed.

      In March 1999, in consideration for several senior executives who volunteered to temporarily reduce their salaries (without changing the terms of employment contracts), the Company granted stock options representing the right to purchase 145,000 shares of the Company's common stock at prices ranging from $1.13 to $1.24. These options were subsequently repriced in October 1999 (see Note 7). All grants were at no less than the fair market value at date of grant or repricing. Such temporary salary reduction amounted to approximately $145,000 on an annualized basis, of which $100,000 is attributable to the CEO. Such salary reductions can be terminated by the executives at any time without forfeiture of the options. During the year ended December 31, 1999, salary reductions were approximately $123,000. There were no salary reductions during the year ended December 31, 2000.

      The CEO's employment contract provides that, in the event of termination of the employment within three years after a change in control of the Company, then the Company would be liable to pay a lump-sum severance payment of three years' salary (average of last five years), less $100, in addition to the cash value of any outstanding but unexercised stock options. The President's employment contract provides that, in the event of termination of the employment of the officer within one year after a change in control of the Company, then the Company would be liable to pay a lump sum severance payment of two years' salary as determined on the date of termination or the date on which a change in control occurs, whichever is greater. In no event would the maximum amount payable exceed the amount deductible by the Company under the provisions of the Internal Revenue Code.

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

11.   Commitments and Contingencies (Continued)

      Litigation

      In September 1999, the Company entered into an agreement with Electronic Data Systems Corp. ("EDS") for the design, development and operational services for an Internet website which would address the insurance carrier marketplace. The Company was to pay EDS the lesser of $350,000 or the actual rate determined by the number of hours accumulated on the project as defined for the design and development services. The operational services required the Company to compensate EDS with 30% of any net revenue during the first contract year, provided, however, that the Company was entitled to recoup the amount paid for the design and development services first, and then EDS was to recoup its cost, up to a specified amount. During the remainder of the contract, which was to expire December 31, 2003, EDS was to be paid 35% to 42% of any net revenue generated from the website. Through December 31, 1999, the Company had expensed $169,000 for the preliminary project stage of the website and, during the year ended December 31, 2000, the Company capitalized approximately $300,000 during the development stage. During fiscal 2000, the Company and EDS became engaged in a dispute over fees and related performance, which resulted in the Company filing a $1,000,000 claim against the vendor for, among other reasons, failure to meet the performance conditions of the contract, and for invoice disputes. EDS filed a claim denying allegations and seeking to collect its unpaid invoices totaling $226,000, of which $108,000 has not been recorded by the Company. The matter is currently pending with the American Arbitration Association. In January 2001, the vendor precluded access to the website, and the Company has designed an alternative site, with both matching and enhanced functionality.

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

                    DRIVERSSHIELD.COM CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           DECEMBER 31, 2000 AND 1999

12.   Income Taxes (Continued)

      At December 31, 2000, the Company has an operating loss carryforward of approximately $4,680,000 which is available to offset future taxable income. A valuation allowance has been recognized to offset the full amount of the related deferred tax asset of approximately $1,780,000 and $1,880,000 at December 31, 2000 and 1999 since it is more likely than not that the Company will not realize the benefit of the loss carryforwards.

      At December 31, 2000, the Company's net operating loss carryforwards are scheduled to expire as follows:

            Year ended December 31,

                    2005                          $   38,000
                    2008                              36,000
                    2012                           1,685,000
                    2018                           1,975,000
                    2019                             946,000
                                                  ----------
                                                  $4,680,000
                                                  ==========

      The Company's effective income tax rate differs from the Federal statutory rate as follows:

                                                    2000      1999
                                                    ----      ----

            Federal statutory rate                  34.0%    (34.0%)

            Valuation allowance                    (34.0%)    34.0

            State income taxes                       3.0       2.0
                                                    ----      ----

                                                     3.0%      2.0%
                                                    ====      ====