Form 10KSB/A
period 2000-12-31
DRIVERSSHIELD COM CORP
filed 2001-04-30
CIK 778164

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       or

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from        to

                         Commission File Number 0-21467
                                                -------

                             DRIVERSSHIELD.COM CORP.
                         (Formerly First Priority Group
                         -------------------------------
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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State the issuer's revenues for its most recent fiscal year $14,451,000

      The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of April 30, 2001, based upon the closing price on the date thereof is 8,979,870.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      As of April 30, 2001, the issuer had outstanding a total of 10,696,988 shares.

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

           Transitional Small Business Disclosure Format (check one):

           Yes |_|  No |X|

        THE REMAINING PORTION OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

                                    Part III

Item 9. Executive Officer and Directors

      Each member of our board of directors serves for staggered three-year terms and until his or her successor is duly elected and qualified. Our executive officers and directors are as follows:

Name                                          Age     Position
----                                          ---     --------
Barry Siegel ............................     50      Chairman of the Board, Secretary, Chief Executive Officer
Barry J. Spiegel ........................     52      Director, President of Automotive Discounts and Services
                                                      Division (driversshield.com  ADS Corp)
Gerald M. Zutler ........................     62      President and Chief Operating Officer
Philip B. Kart ..........................     51      Chief Financial Officer and Principal Accounting Officer
Kenneth J. Friedman .....................     57      Director
R. Frank Mena ...........................     42      Director

      Barry Siegel has served as one of our directors and our Secretary since we were incorporated. He has served as our Treasurer since January 1998, as our Chief Executive Officer and Chairman of the Board since November 1997. Previously, he served as our Chairman of the Board, Co-Chief Executive Officer, Treasurer, and Secretary from August 1997 through November 1997. From October 1987 through August 1997, he served as our Co-Chairman of the Board, Co-Chief Executive Officer, Treasurer, and Secretary. He has served for more than five years as Treasurer and Secretary of National Fleet Service, Inc., now known as driversshield.com FS Corp., one of our wholly-owned subsidiaries.

      Barry J. Spiegel has served as President of driversshield.com ADS Corp. since September 1996. He served as President of American International Insurance Associates, Inc. from January 1996 through August 1996. For more than five years prior to August 1996, Mr. Spiegel served as Senior Vice President at American Bankers Insurance Group, Inc.

      Gerald M. Zutler has served as our President and Chief Operating Officer since March 1998. Between 1997 and 1998, Mr. Zutler was a private consultant. From 1993 through 1996, Mr. Zutler was President of Lockheed Martin Canada.

      Philip Kart has served as Chief financial Officer since October 2000. From February 1998 through September 2000, he was Vice President and Chief financial Officer of Forward Industries, Inc., a Nasdaq SmallCap listed company, and prior to that, from March 1993 to December 1997, Chief Financial Officer of Ongard Systems, Inc. Mr. Kart has also held financial management positions with Agrigenetics Corporation, Union Carbide and was with the accounting firm Price Waterhouse Coopers. Mr. Kart is a CPA.

      Kenneth J. Friedman has served as a director of drriversshield.com Corp since October 1998. Mr. Friedman has for more than five years served as President of the Primary Group, Inc., an executive search consultant.

      R. Frank Mena has served as our director since May 1999. Mr. Mena is both a technologist and developer by background. He was a founder, Executive Vice President and Chief Technology Officer of Cheyenne Software. He currently acts as a consultant in the computer systems industry.

Compensation of Directors

      We do not pay our directors for serving on our board. Our 1995 Stock Incentive Plan does, however, provide that when they are elected to the board and every anniversary thereafter as long as they serve, our non-employee directors are to be granted non-statutory stock options to purchase 15,000 shares of our stock.

Item 10. Executive Compensation

      The following table summarizes the compensation we paid or compensation accrued for services rendered for the years ended December 31, 1998, 1999, and 2000, for our Chief Executive Officer and each of the other most highly compensated executive officers who earned more than $100,000 in salary and bonus for the year ended December 31, 2000:

                           Summary Compensation Table


                                                                     Annual Compensation

                                                                                  Securities
                                                                                  Underlying
Name and Position(s)                                     Year      Salary ($)     Options (#)    Bonus ($)
--------------------                                     ----      ----------     -----------    ---------
Barry Siegel                                             2000      $276,492         200,000      $0
   Chairman of the Board of Directors,                   1999      $215,385       1,100,000      $0
   Treasurer, Secretary and Chief Executive Officer      1998      $279,423         500,000      $0

Gerald Zutler                                            2000      $145,540         150,000      $0
    President                                            1999      $137,211         415,000      $0
                                                         1998      $ 98,340               0      $0

Barry J. Spiegel                                         2000      $122,154         150,000      $0
    President, driversshield.com ADS Corp.               1999      $104,249         330,000      $0
                                                         1998      $104,499         250,000      $0

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

      We are party to an employment agreement with Barry Siegel that commenced on July 1, 1998, and expires on December 31, 2001. Mr. Siegel's annual salary is $300,000. His employment agreement provides that following a change of control (as defined in the agreement), we will be required to pay Mr. Siegel (1) a severance payment of 300% of his average annual salary for the past five years, less $100, (2) the cash value of his outstanding but unexercised stock options, and (3) other perquisites should he be terminated for various reasons specified in the agreement. The agreement specifies that in no event will any severance payments exceed the amount we may deduct under the provisions of the Internal Revenue Code.

      We are party to an employment agreement with Gerald M. Zutler that commenced on July 1, 1998, and expires on June 30, 2001. Mr. Zutler's annual salary is $150,000. His employment agreement contains a change in control provision that mirrors that in Mr. Siegel's employment agreement, except that the applicable percentage for severance payment purposes is 200%. Mr. Zutler also participates in our Corporate Compensation Program.

      We are party to an employment agreement with Barry J. Spiegel that commenced on July 1, 1998, and expires on June 30, 2001. Mr. Spiegel's annual salary is $130,000 per annum. Mr. Spiegel also participates in our Corporate Compensation Program. His employment agreement provides that following a change in control (as defined in the agreement), all stock options previously granted to him will immediately become fully exercisable.

      In early 1999, each of the above-mentioned executives voluntarily agreed to a reduction in his annual salary, with the other terms of his employment agreement remaining unaffected. Mr. Siegel's salary was reduced by $100,000, Mr. Zutler's by $15,000, and Mr. Spiegel's by $30,000. In consideration for these salary reductions, we granted Mr. Siegel, Mr. Zutler, and Mr. Spiegel options to purchase 100,000, 15,000, and 30,000 shares of our common stock, respectively. In 2000 the salaries of the above-mentioned executives were returned to their original levels.

Stock Options

      We have awarded the following options under our 1995 Incentive Stock Plan stock during the last fiscal year to the executive officers named in the summary compensation table:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               (Individual Grants)

                                   Number of                  % of Total
                            Securities Underlying      Options/SARs Granted to    Exercise of Base      Expiration
Name                        Options/SARs Granted      Employees in Fiscal Year     Price ($/Share)         Date
----                        --------------------      ------------------------     ---------------         ----
Barry Siegel                         200,000                    14.9%                    $0.34            12/27/05

Gerald M. Zutler                     150,000                    11.2%                    $0.31            12/27/05

Barry J. Spiegel                     150,000                    11.2%                    $0.31            12/27/05

----------------------------------------------

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUE TABLE

                                                                  Number of Securities         Value of Unexercised
                                                                 Underlying Unexercised           In-the-Money
                        Shares Acquired        Value             Options/SARs at FY-End       Options/SARs at FY-End
Name                    on Exercise (#)     Realized ($)      (Exercisable/Unexercisable)   (Exercisable/Unexercisable)
----                    ---------------     ------------      ---------------------------   ---------------------------
Barry Siegel                899,999          $3,142,997             366,667/133,333                 $19,500/0

Gerald M. Zutler             None                 -                 465,000/100,000                 $19,125/0

Barry J. Spiegel            163,333           $570,500              233,333/83,333                  $19,125/0

Item 11. Principal Shareholders

      The following table provides information about the beneficial ownership of our common stock as of December 31, 2000. We have listed each person who beneficially owns more than 5% of our outstanding common stock, each of our directors and executive officers identified in the summary compensation table, and all directors and executive officers as a group. Unless otherwise indicated, each of the listed shareholders has sole voting and investment power with respect to the shares beneficially owned.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                Name and Address of           Amount and Nature of        Percentage of
Title of Class                  Beneficial Owner              Beneficial Owner            Common Stock (1)
--------------                  ----------------              ----------------            ----------------
Common Stock                    Michael Karpoff and           907,052 (2)                   8.4%
                                Patricia Rothbardt
                                32 Gramercy Park South
                                New York, NY 10010

(1)   The percentages have been calculated in accordance with Instruction 3 to
      Item 403 of Regulation S-B.

(2)   Includes options to purchase 100,000 shares exercisable within 60 days.

                        SECURITY OWNERSHIP OF MANAGEMENT

                                Name and Address of           Amount and Nature of        Percentage of
Title of Class                  Beneficial Owner              Beneficial Owner            Common Stock (1)
--------------                  ----------------              ----------------            ----------------
Common Stock                    Barry Siegel                   2,284,400 (2)(3)(4)          20.6%
                                c/o driversshield.com Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common Stock                    Lisa Siegel c/o Siegel         2,284,400 (2)(3)(4)          20.6%
                                c/o driversshield.com Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common Stock                    Gerald M. Zutler                 666,000 (5)                5.97%
                                c/o driversshield.com Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common Stock                    Barry J. Spiegel                 967,842 (6)                8.85%
                                c/o driversshield.com Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common Stock                    Philip Kart                       25,000 (9)                 .23%
                                c/o driversshield.com Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common Stock                    Kenneth J. Friedman              155,000 (7)                1.43%
                                c/o driversshield.com Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common Stock                    R. Frank Mena                     78,000 (8)                 .72%
                                c/o driversshield.com Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common Stock                    Directors & Officers as a      4,188,242                    35.0%
                                group

--------------------------------------------------------------------------------

(1)   The percentages have been calculated in accordance with Instruction 3 to
      Item 403 of Regulation S-B.

(2) Includes 3,334 shares held by Barry Siegel as custodian for two nephews and 67 shares held directly by Barry Siegel's wife, Lisa Siegel. Both Barry and Lisa Siegel disclaim beneficial ownership of shares held by the other.

(3) Includes options held by Barry Siegel to purchase 366,667 shares of common stock exercisable within 60 days.

(4) Includes exercisable options held by Lisa Siegel to purchase 33,333 shares of common stock within 60 days.

(5) Includes options to purchase 465,000 shares of common stock exercisable within 60 days.

(6) Includes options to purchase 233,333 shares of common stock exercisable within 60 days.

(7) Includes options to purchase 45,000 shares of common stock exercisable within 60 days.

(8) Includes options to purchase 78,000 shares of common stock exercisable within 60 days.

(9) Includes options to purchase 25,000 shares of common stock exercisable within 60 days.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

driversshield.com Corp


By:                        /s/ Barry Siegel
                           ---------------
                           Barry Siegel
                           Chairman of the Board of Directors,
                           Treasurer, Secretary,
                           Chief Executive Officer


Date: April 30, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Barry Siegel                            Date:       April 30, 2001
         -----------------------
         Barry Siegel
         Chairman of the Board of Directors,
         Treasurer, Secretary,
         Chief Executive Officer,
         Principal Accounting Officer

By:      /s/ Barry J. Spiegel                        Date:       April 30, 2001
         ------------------
         Barry J. Spiegel
         President
         Driver's Shield, Inc.
         Director

         /s/ Philip Kart
         -----------------------
         Philip Kart                                 Date:       April 30, 2001
         Chief Financial Officer


By:      /s/ Kenneth J. Friedman                     Date:       April 30, 2001
         -----------------------
         Kenneth J. Friedman
         Director

By:      /s/ R. Frank Mena                           Date:       April 30, 2001
         -----------------------
         R. Frank Mena
         Director