Form 10QSB
period 2001-03-31
DRIVERSSHIELD COM CORP
filed 2001-05-15
CIK 778164

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                       Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______ to

                         Commission file number 0-21467

                             DRIVERSSHIELD.COM CORP.
        (Exact name of small business issuer as specified in its charter)
                       (F/K/A FIRST PRIORITY GROUP, INC.)

            New York                                        11-2750412
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                           Identification No.)

51 East Bethpage Road                                     (516) 694-1010
Plainview, New York 11803
(Address of principal executive offices)            (Issuer's telephone number)

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

      As of May 14, 2001, the issuer had outstanding a total of 10,696,988 shares of common stock.

      Transitional Small Business Format (check one) Yes |_| No |X|

--------------------------------------------------------------------------------

                             DRIVERSSHIELD.COM CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2001

                                    CONTENTS

                                                                            PAGE
                                                                            ----

Part  1.   FINANCIAL INFORMATION                                               3

Item  1.   Financial Statements
           Condensed Consolidated Balance Sheet
                 As of March 31,2001 (Unaudited)                               3

           Condensed Consolidated Statements of Operations
                 (Unaudited) for the Three Months ended
                 March 31,2001 and 2000                                        4

           Condensed Consolidated Statements of Cash Flows
                 (Unaudited) for the Three months ended
                       March 31,2001 and 2000                                  5

           Notes to Condensed Consolidated Financial                           7
                 Statements

Item 2.    Management's Discussion and Analysis                                9

Part  2.   OTHER INFORMATION                                                  12

Item  1.   Legal Proceedings                                                  12

Item  6.   Exhibits and Reports on 8-K                                        12

          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK

Item 1. Financial Statements

                             DRIVERSSHIELD.COM CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 2001

                                   (UNAUDITED)

                                     ASSETS
   Current assets:
   Cash and cash equivalents                                        $   283,142
   Accounts receivable, net                                           1,838,031
   Investment securities                                              1,506,328
   Prepaid expenses and other current assets                             68,414
                                                                    -----------

               Total current assets                                   3,695,915

Property and equipment, net of accumulated
   depreciation of $930,776                                             816,780

Security deposits                                                        27,738
                                                                    -----------

               Total assets                                         $ 4,540,433
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   880,619
   Accrued expenses and other current liabilities                       748,438
   Note payable                                                           7,812
                                                                    -----------

               Total current liabilities                              1,636,869
                                                                    -----------

Shareholders' equity:
   Common stock, $.015 par value, authorized 30,000,000
     shares; issued 11,416,655                                          171,250
   Preferred stock, $.01 par value, authorized 1,000,000
     shares; none issued or outstanding                                      --

   Additional paid-in capital                                         9,372,641
   Accumulated other comprehensive income, unrealized holding
     gain on investment securities                                        7,717
   Deficit                                                           (5,165,010)
                                                                    -----------
                                                                      4,386,598
   Less common stock held in treasury, at cost,
     719,667 shares                                                   1,483,034
                                                                    -----------

               Total shareholders' equity                             2,903,564
                                                                    -----------

               Total liabilities and shareholders' equity           $ 4,540,433
                                                                    ===========

           See notes to condensed consolidated financial statements.

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                     March 31,       March 31,
                                                                        2001            2000
                                                                    ------------    ------------
Revenue:
   Collision repairs and fleet management services                  $  3,780,287    $  2,672,755
   Subrogation and salvage service commissions                           171,588         145,219
   Automobile affinity services                                          474,246         423,070
                                                                    ------------    ------------
             Total revenues                                            4,426,121       3,241,044

Cost of revenue (principally charges incurred at repair
   facilities for services)                                            3,256,905       2,270,029
                                                                    ------------    ------------

Gross profit                                                           1,169,216         971,015
                                                                    ------------    ------------
Operating expenses:
   Selling                                                               342,076          97,177
   General and administrative                                            695,374         765,159
   Depreciation and amortization                                          82,647          57,764
                                                                    ------------    ------------

             Total operating expenses                                  1,120,097         920,100
                                                                    ------------    ------------
Income from Operations                                                    49,119          50,915
                                                                    ------------    ------------
Other income (expense):
   Investment and other income                                            44,615          35,197
   Other expense - shares issued for restriction agreement               (77,438)             --
                                                                    ------------    ------------
                                                                         (32,823)         35,197
                                                                    ------------    ------------

Income from before income taxes                                           16,296          86,112

Income taxes, all current                                                     44           2,175
                                                                    ------------    ------------

Net income                                                          $     16,252    $     83,937
                                                                    ------------    ------------

Earnings  per share:
   Basic                                                            $        .00    $        .01
                                                                    ------------    ------------
   Diluted                                                                   .00             .01
                                                                    ------------    ------------

Weighted average number of common shares outstanding                  10,570,599       8,620,464
Effect of dilutive securities, stock options and warrants                671,670       3,602,179
                                                                    ------------    ------------
Weighted average diluted common shares outstanding                    11,242,269      12,222,643
                                                                    ------------    ------------

           See notes to condensed consolidated financial statements.

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                     March 31,       March 31,
                                                                        2001            2000
                                                                    ------------    ------------
Cash flows provided by operating activities:
   Net income                                                       $     16,252    $     83,937
                                                                    ------------    ------------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                      82,647          57,764
       Shares issued for restriction agreement                            77,438              --
       Gain on sale of assets                                             (3,198)             --
       Realized loss on investment                                            --           1,518
       Options granted for services                                       22,172          30,592
       Changes in assets and liabilities:
         Accounts receivable                                             (24,284)        (34,306)
         Prepaid expenses and other current assets                        30,660         (11,818)
         Security deposit and other assets                                    --             755
         Accounts payable                                               (273,353)        (63,876)
         Accrued expenses and other current liabilities                  110,275           8,982
                                                                    ------------    ------------
              Total adjustments                                           22,357         (10,389)

                                                                    ------------    ------------

              Net cash provided by operating activities                   38,609          73,548
                                                                    ------------    ------------

Cash flows provided by (used in) investing activities:
   Purchase of property and equipment                                    (91,425)        (88,214)
   Proceeds from sale of assets                                           15,600              --
   Purchase of investments                                              (712,676)        (14,854)
   Proceeds from sale of investments                                          --         300,000
                                                                    ------------    ------------

              Net cash provided by (used in) investing activities       (788,501)        196,932
                                                                    ------------    ------------

Cash flows provided by (used in) financing activities:
   Repayment of note payable                                              (6,832)             --
   Proceeds from disgorgement of short-swing profits                          --          75,097
   Proceeds from issuance of common stock                                     --           9,000
                                                                    ------------    ------------

              Net cash provided by (used in) financing activities         (6,832)         84,097
                                                                    ------------    ------------

           See notes to condensed consolidated financial statements.

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


Net increase (decrease) in cash and cash equivalents                    (756,724)        354,577
Cash and cash equivalents at beginning of period                       1,039,866         542,359
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $    283,142    $    896,936
                                                                    ------------    ------------

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                     $         44    $      2,175
                                                                    ------------    ------------

Supplemental disclosure of non-cash financing activities:
   Common shares issued in connection with share
   restriction agreement                                            $     77,438
                                                                    ------------


           See notes to condensed consolidated financial statements.

                             DRIVERSSHIELD.COM CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

1. BASIS OF PRESENTATION

      The information contained in the condensed consolidated financial statements for the three month periods ended March 31, 2001 and 2000 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

      The financial statements and notes are presented in accordance with the requirements of Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statements as reported in its most recent annual report on Form 10-KSB.

      Certain prior period amounts have been reclassified to conform to the current period classification.

      This report may contain forward-looking statements that involve certain risks and uncertainties. Factors may arise, including those identified in the Company's Form 10-KSB for the year ended December 31, 2000, which could cause the Company's operating results to differ materially from those contained in any forward-looking statement.

      For the three month period ending March 31, 2001, there were no significant non-owner sources of income or expense. Accordingly, a separate statement of comprehensive income has not been presented herein.

2. BUSINESS OF THE COMPANY

      The Company, a New York corporation, is engaged in the administration and provision of vehicle maintenance and repair management, including collision and general repair programs, appraisal services, subrogation services, vehicle salvage and vehicle rentals; and the administration of automotive collision repair referral services for self insured fleets, insurance companies, and automotive related benefits for affinity group members.

      The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3. RESULTS OF OPERATIONS

      The unaudited results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

4. EARNINGS PER SHARE

      Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised

5. POTENTIAL ACQUISITION

      In May 2001, the Company signed a letter of intent to merge Code Technologies, Inc., ("Code") a private company into driversshield.com Corp. through a stock transaction. Thereafter, Code would become a subsidiary of the Company. The letter of intent also contemplates that Pegasus Capital Advisors, L.P. ("Pegasus"), the controlling investor in Code and party to the letter of intent, will obtain $5 million in equity capital simultaneous with the merger to assist in the marketing and development of the businesses. Pegasus will also offer the Company further access to financial institutions as well as its ties within the automotive and insurance industries. Code has developed and launched a wireless in-vehicle communication system for vehicle safety and security combining GPS communication (global positioning) with other technologies for location tracking, vehicle monitoring and security, and a variety of other information. The transaction is subject to the favorable due diligence by both parties, and shareholder approval.

6. SHARES ISSUED IN EXCHANGE FOR RESTRICTION AGREEMENT AND OTHER CONSIDERATION

In March 2001, the Company issued 175,000 shares of its common stock to an individual shareholder in consideration for the lock up of certain shares owned by this individual, and the right to purchase this individual's shares under the same terms and conditions as previously granted to another group. The new shares were issued with a restrictive legend precluding their transferability for twelve months from the date of issue. Additionally, restrictions were placed upon the transfer of other shares held by this individual through December 31, 2001. The Company recorded this transaction, in the accompanying financial statements, as a non-operating, non-cash expense of the period.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements - Cautionary Factors

      The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes hereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. The company cautions that forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties (including those identified in "Risk Factors" in the company's Form 10-KSB for the year ended December 31, 2000) and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements.

Three Months ended March 31, 2001 (the "2001 Quarter") Compared to Three Months ended March 31, 2000 (the "2000 Quarter").

      The 2001 Quarter reflected net income of $16,000 compared to net income of $84,000 in the 2000 Quarter, a decrease of $68,000. The decrease in net income, while revenues increased by 37% as described below, is principally the result of a non-recurring, non-cash charge to income of $77,000 (see Note 6 to the Financial Statements). Excluding this, net income actually increased $10,000, to $94,000 in the 2001 Quarter from $84,000 in the 2000 Quarter. This increase resulted despite additional expenses incurred by the Company's wholly-owned subsidiary, driversshield.com CRM ("CRM"), relating to the scale up of its sales and marketing efforts. The Company made these additional expenditures for CRM from internally generated cash flow. Basic and fully diluted earnings per share was $.00 per share in the 2001 Quarter, versus $.01 in the 2000 Quarter.

Revenues

      Revenues were $4,426,000 in the 2001 Quarter, versus $3,241,000 in the 2000 Quarter, representing an increase of $1,185,000 or 37%. The Company's revenues increased $1,134,000, from $2,818,000 to $3,952,000, from its collision repair and fleet management services, including subrogation and salvage commissions. This represented an increase of 40% for the 2001 Quarter, as compared to the 2000 Quarter. The increase in revenues for collision repair and fleet management services reflects expansion of the client base that was added to the fleet program during the second quarter of 2000, as well as growth from existing customers. In the 2001 Quarter, Affinity Services sales increased $51,000 or 12% to $474,000 as compared to $423,000 for the same period in 2000 reflecting marketing efforts that resulted in greater participation in the Company's membership services programs.

Operating Income and Expenses

      Consolidated net income, excluding the charge of $77,000 described above, increased by $10,000 to $94,000 in the 2001 Quarter from $84,000 in the 2000 Quarter. The increase in revenues of $1,185,000, described above, resulted in an increase in gross profit of $198,000. The gross profit percentage decreased from 30% in the 2000 Quarter to 26% in the 2001 Quarter due to a lower percentage of the Company's revenues arising from Affinity services, which carry higher margins. The direct costs of services related to revenues (principally charges from automotive repair facilities) were $3,257,000 in the 2001 Quarter, as compared to $2,270,000 for the same period in 2000, representing an increase of $987,000 or 43%, while the increase in revenues was 37% in the aggregate.

      Selling, general and administrative expenses increased by $175,000 (20%), to $1,037,000 in the 2001 Quarter, from $862,000 in the 2000 Quarter. The increase in these operating expenses is mainly attributable to the additional personnel for marketing and selling activities of CRM and their related travel expenses, and professional fees.

Investment and other income increased by $10,000 in the 2001 Quarter, from $35,000 in the 2000 Quarter to $45,000 due primarily to improved cash management.

Liquidity and Capital Resources

      As of March 31, 2001, the Company had cash and cash equivalents of $283,000. The Company also held 152,899 shares of Salomon Smith Barney Adjustable Rate Government Income Fund securities valued at $1,506,000 at March 31, 2001. The Company increased its investment in this fund by $713,000 in the 2001 Quarter. Working capital of the Company as of March 31, 2001, was $2,059,000 versus $1,935,000 at December 31, 2000. The Company's operating activities generated $39,000 of cash for the three months ended March 31, 2001 as compared to 2000, when the Company's operating activities generated $ 74,000 of cash. In the aggregate of all activities, cash decreased $ 757,000 for the three months ended March 31, 2001, however $713,000 of this decrease resulted from the additional investment in the Smith Barney fund, described above. This fund is highly liquid.

      The Company believes that its present cash position will enable the Company to continue to support its operations for the next twelve months.

      The Company has a $10 million equity based funding commitment. This equity facility enables the Company to draw down funds as needed, with a certain minimum amount, on a monthly basis for a twelve month period following the effective date of a registration statement. A registration statement for the securities became effective on November 14, 2000. Pricing will be established during the draw down periods pursuant to the volume-weighted average trading price of the Company's common stock during a specified period preceding the draw down. No funding has occurred to date under this agreement. Should the Company's stock be delisted from the Nasdaq SmallCap market, the investment group engaged in the funding has the option to terminate the facility.

      On March 28, 2001 the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the Minimum Bid price requirement for continued listing on the Nasdaq SmallCap Market. The Company requested a hearing before the Nasdaq Listing Qualifications Board to review the Staff Determination. There will be a stay of delisting until a determination has been reached based upon the outcome of the hearing.

      In May 2001, the Company signed a letter of intent to merge a private company, Code Technologies, Inc. ("Code") with driversshield.com Corp., and thereafter Code would be a subsidiary of the Company. The merger is contemplated as a stock exchange not requiring cash payments. The letter of intent also contemplates that Pegasus Capital Advisors, L.P., the controlling investor in Code, and a party to the letter of intent, will assist in obtaining $5 million of equity for marketing and development of the businesses. The transaction is subject to favorable due diligence of both parties and shareholder approval.

Deferred Income Taxes

      The Company has an operating loss carry forward of approximately $4.7 million which is available to offset future taxable income. A valuation allowance has been established for the full amount of the deferred tax benefit and accordingly no deferred tax asset has been presented in the accompanying financial statements. To the extent the Company is profitable in future periods, such carry forwards may be utilized to offset taxable earnings. However, to the extent the Company is not profitable it would not be able to realize this benefit.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      In September 1999, driversshield.com CRM Corp. ("CRM"), a wholly owned subsidiary of driversshield.com Corp., entered into an agreement whereby EDS was to develop and host the CRM's website through December 31, 2003. Additionally, EDS was to assist CRM in marketing the Internet based automobile collision managed care program to EDS' customers that provide auto insurance to its insureds. CRM was to pay EDS no more than $350,000 for the initial development costs of the website. Once the website was operational, CRM was to receive all fees until it recovered the development costs paid to EDS, and thereafter, EDS was to recover its development costs in excess of $350,000, if any, up to $80,000. In the subsequent years, a revenue sharing arrangement provided EDS with thirty percent (30%) to forty-two percent (42%), of the Net Revenue. Throughout the term of this Agreement, EDS was to host and maintain the website, process all transactions, maintain, secure and update all database functions, design, develop and build a repair management call center, secure all transmissions over the website, upgrade the site for additional functionality, handle all accounting functions, fulfill customer material and introduce electronic data interchange throughout the repair facility network at no additional cost. driversshield.com Corp. had guaranteed performance of this Agreement by CRM. The Company paid EDS $169,000 during 1999 and recorded an additional $300,000 in 2000. It has not accrued invoices totaling an additional $108,000.

In November, 2000 the CRM filed a $1 million claim, with the American Arbitration Association, relating to its agreement with EDS for its website development, contending, among other matters, excessive fees and failure to meet the performance conditions of the agreement. EDS has filed a counterclaim denying the allegations and seeking payment of its outstanding invoices of $226,000. During January 2001, EDS unilaterally shut down the CRM's website, which CRM has rebuilt, at its own expense from internally generated funds, and is now fully functional. The matter is now pending arbitration.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 driversshield.com Corp.


Date: May 14, 2001         By:   /s/ Barry Siegel
                                 --------------------------------------------
                                 Chairman of the Board of Directors and Chief
                                 Executive Officer


Date: May 14, 2001         By:   /s/ Phil B. Kart
                                 --------------------------------------------
                                 Principal  Financial and Accounting Officer