Form 10QSB
period 2001-06-30
DRIVERSSHIELD COM CORP
filed 2001-08-14
CIK 778164

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001
                                     -------------

|X|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

      As of August 14, 2001, the issuer had outstanding a total of 10,696,988 shares of common stock.

      Transitional Small Business Format (check one) Yes |_| No |X|

--------------------------------------------------------------------------------

                             DRIVERSSHIELD.COM CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2001

                                    CONTENTS

                                                                            PAGE
                                                                            ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheet
             As of June 30,2001 (Unaudited)                                   3

         Condensed Consolidated Statements of Operations
             (Unaudited) for the Three Months ended
             June 30, 2001 and 2000                                           4

         Condensed Consolidated Statements of Operations
             (Unaudited) for the Six Months ended
             June 30, 2001 and 2000                                           5

         Condensed Consolidated Statements of Cash Flows
             (Unaudited) for the Six months ended
             June 30, 2001 and 2000                                           6

         Notes to Condensed Consolidated Financial                            8
             Statements

Item 2.  Management's Discussion and Analysis                                11

Part II. OTHER INFORMATION                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Item 1. Financial Statements

                             DRIVERSSHIELD.COM CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  June 30, 2001

                                   (UNAUDITED)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $   743,685
   Accounts receivable, net                                           1,437,113
   Investment securities                                              1,527,915
   Prepaid expenses and other current assets                             93,497
                                                                    -----------

               Total current assets                                   3,802,210

Property and equipment, net of accumulated
   depreciation of $1,016,854                                           766,061

Security deposits                                                        27,563
                                                                    -----------

               Total assets                                         $ 4,595,834
                                                                    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   990,191
   Accrued expenses and other current liabilities                       668,999
   Note payable                                                           7,812
                                                                    -----------

               Total current liabilities                              1,667,002
                                                                    -----------

Shareholders' equity:
   Common stock, $.015 par value, authorized 30,000,000
     shares; issued 11,416,655                                          171,250
   Preferred stock, $.01 par value, authorized 1,000,000
     shares; none issued or outstanding                                      --
   Additional paid-in capital                                         9,627,717
   Accumulated other comprehensive income, unrealized holding
     gain on investment securities                                        4,634
   Deficit                                                           (5,391,735)
                                                                    -----------

                                                                      4,411,866
   Less common stock held in treasury, at cost,
     719,667 shares                                                   1,483,034
                                                                    -----------
               Total shareholders' equity                             2,928,832
                                                                    -----------

               Total liabilities and shareholders' equity           $ 4,595,834
                                                                    ===========

           See notes to condensed consolidated financial statements.

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                 Three Months Ended
                                                               June 30,       June 30
                                                                 2001           2000
                                                            ------------    ------------
Revenue:
   Collision repairs and fleet management services          $  3,493,399    $  2,882,976
   Subrogation and salvage service commissions                   152,635          72,801
   Automobile affinity services                                  396,482         455,257
                                                            ------------    ------------

             Total revenues                                    4,042,516       3,411,034

Cost of revenue (principally charges incurred at repair
   facilities for services)                                    3,028,957       2,433,484
                                                            ------------    ------------

Gross profit                                                   1,013,559         977,550
                                                            ------------    ------------

Operating expenses:
   Sales and marketing                                           218,268          97,523
   General and administrative                                    771,727         835,605
   Non-cash compensation (Note 5)                                246,121              --
   Depreciation and amortization                                  86,078          57,409
                                                            ------------    ------------

             Total operating expenses                          1,322,194         990,537
                                                            ------------    ------------

                                                                (308,635)        (12,987)
                                                            ------------    ------------

Investment and other income                                       81,914          29,690
                                                            ------------    ------------

Income (loss) from operations before
   income taxes                                                 (226,721)         16,703

Income taxes, all current                                             --           2,525
                                                            ------------    ------------

Net income (loss)                                           $   (226,721)   $     14,178
                                                            ------------    ------------
Earnings (loss) per share:
   Basic                                                    $       (.02)   $        .00
   Diluted                                                          (.02)            .00
                                                            ------------    ------------
Weighted average number of common shares outstanding          10,696,988      10,192,434
Effect of dilutive securities, stock options and warrants             --       1,518,192
                                                            ------------    ------------
Weighted average diluted common shares outstanding            10,696,988      11,710,626
                                                            ------------    ------------

           See notes to condensed consolidated financial statements.

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                 Six Months Ended
                                                              June 30,        June 30,
                                                                2001            2000
                                                            ------------    ------------
Revenue:
   Collision repairs and fleet management services          $  7,349,176    $  5,555,731
   Subrogation and salvage service commissions                   324,222         218,020
   Automobile affinity services                                  795,238         878,327
                                                            ------------    ------------

             Total revenues                                    8,468,636       6,652,078

Cost of revenue (principally charges incurred at repair
   facilities for services)                                    6,285,863       4,703,513
                                                            ------------    ------------

Gross profit                                                   2,182,773       1,948,565
                                                            ------------    ------------

Operating expenses:
   Sales and marketing                                           441,609         194,700
   General and administrative                                  1,585,839       1,600,763
   Non-cash compensation (Note 5)                                246,121              --
   Depreciation and amortization                                 168,725         115,173
                                                            ------------    ------------

             Total operating expenses                          2,442,294       1,910,636
                                                            ------------    ------------

                                                                (259,521)         37,929
                                                            ------------    ------------
Other income (expense):
   Realized loss on investment                                        --          (1,518)
   Investment and other income                                   126,529          66,405
   Shares issued for restriction agreement (Note 6)              (77,438)             --
                                                            ------------    ------------

             Total other income                                   49,091          64,887
                                                            ------------    ------------

Income (loss) from operations before
   income taxes                                                 (210,430)        102,816

Income taxes, all current                                             42           4,700
                                                            ------------    ------------

Net income (loss)                                           $   (210,472)   $     98,116
                                                            ------------    ------------

Earnings (loss) per share:
   Basic                                                    $       (.02)   $        .01
   Diluted                                                          (.02)            .01
                                                            ------------    ------------
Weighted average number of common shares outstanding          10,634,143       9,406,449
Effect of dilutive securities, stock options and warrants             --       2,560,186
                                                            ------------    ------------

Weighted average diluted common shares outstanding            10,634,143      11,966,635
                                                            ------------    ------------

           See notes to condensed consolidated financial statements.

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                      June 30,       June 30,
                                                                        2001           2000
                                                                      ---------      ---------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                  $(210,472)     $  98,116
                                                                      ---------      ---------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                    168,725        115,173
       Shares issued for restriction agreement                           77,438             --
       Non-cash compensation                                            246,121             --
       Gain on sale of assets                                            (3,198)
       Realized loss on investment                                           --          1,518
       Options granted for services                                      31,127         39,967
       Changes in assets and liabilities:
         Accounts receivable                                            376,634        344,317
         Prepaid expenses and other current assets                        5,751          1,536
         Security deposit and other assets                                   --          3,020
         Accounts payable                                              (163,781)      (178,513)
         Accrued expenses and other current liabilities                  30,836        (47,873)
                                                                      ---------      ---------

              Total adjustments                                         769,653        279,145
                                                                      ---------      ---------

              Net cash provided by (used in) operating activities       559,181        377,261
                                                                      ---------      ---------

Cash flows used in investing activities:
   Purchase of property and equipment                                  (126,784)      (119,855)
   Proceeds from sale of asset dispositions                              15,600             --
   Purchase of investments                                             (737,346)       (25,302)
   Proceeds from sale of investments                                         --        300,000
                                                                      ---------      ---------

              Net cash provided by (used in) investing activities      (848,530)       154,843
                                                                      ---------      ---------

Cash flows provided by (used in) financing activities:
   Repayment of note payable                                             (6,832)       (11,956)
   Proceeds from disgorgement of short-swing profits                         --         75,097
   Proceeds from issuance of common stock                                    --          9,000
                                                                      ---------      ---------

              Net cash provided by (used in) financing activities        (6,832)        72,141
                                                                      ---------      ---------

           See notes to condensed consolidated financial statements.

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Continued)

                                                           June 30,         June 30,
                                                             2001             2000
                                                         -----------      ----------
Net increase (decrease) in cash and cash equivalents        (296,181)        604,245

Cash and cash equivalents at beginning of period           1,039,866         542,359
                                                         -----------      ----------

Cash and cash equivalents at end of period               $   743,685      $1,146,604
                                                         -----------      ----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes          $        42      $    4,700
                                                         -----------      ----------

           See notes to condensed consolidated financial statements.

                             DRIVERSSHIELD.COM CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

1. BASIS OF PRESENTATION

      The information contained in the condensed consolidated financial statements for the six month periods ended June 30, 2001 and 2000 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

      This report may contain forward-looking statements which involve certain risks and uncertainties. Factors may arise, including those identified in the Company's Form 10-KSB for the year ended December 31, 2000, which could cause the Company's operating results to differ materially from those contained in any forward-looking statement.

      For the six month period ending June 30, 2001, there were no significant non-owner sources of income or expense. Accordingly, a separate statement of comprehensive income has not been presented herein.

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

      The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

3. RESULTS OF OPERATIONS

      The unaudited results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

4. EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. The assumption of exercise of stock options and warrants was excluded from diluted earnings per share calculations for the three and six month periods ended June 30, 2001, as their inclusion would have resulted in an antidilutive effect. Common share equivalents, which were in the money, and would have been used in such calculation had their effect not been anti-dilutive, were approximately 2,689,000 and 2,529,000 for the three and six months periods, respectively.

5. NON-CASH CHARGE FOR VARIABLE PRICED OPTIONS

      In October 1999 the Company repriced certain options previously granted to employees and third parties. The original grants gave holders the right to purchase common shares at prices ranging from $1.00 to $1.24; these were repriced to prices ranging from $.75 to $.83 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares. Pursuant to FASB Interpetation No. 44, the Company accounts for these as variable from the date of the modification until they are exercised, forfeited or expired, and records the intrinsic value of such grants. Accordingly, the Company recorded a non-cash charge for compensation costs totaling $246,000, in the accompanying financial statements, during the second quarter ended June 30, 2001.

6. SHARES ISSUED IN EXCHANGE FOR RESTRICTION AGREEMENT AND OTHER CONSIDERATIONS

      In March 2001, the Company issued 175,000 shares of its common stock to an individual shareholder in consideration for the lock-up of certain shares owned by this individual, and the right to purchase this individual's shares under the same terms and conditions as previously granted to another group. The new shares were issued with a restrictive legend precluding their transferability for twelve months from the date of issue. Additionally, restrictions were placed upon the transfer of other shares held by this individual through December 31, 2001. The Company recorded this transaction, in the accompanying financial statements, as a non-operating, non-cash expense of $77,000 during the first quarter ended March 31, 2001.

7. POTENTIAL ACQUSITION

      In May 2001, the Company signed a letter of intent to merge Code Technologies, Inc., ("Code") a private company, into a wholly-owned subsidiary of driversshield.com Corp.

through an exchange of stock. Thereafter, Code would become a subsidiary of the Company. The letter of intent also contemplates that Pegasus Capital Advisors, L.P. ("Pegasus"), the controlling investor in Code and party to the letter of intent, will obtain $5 million in equity capital simultaneous with the merger to assist in the marketing and development of the businesses. Pegasus will also offer the Company further access to financial institutions as well as its ties within the automotive and insurance industries. Code has developed and launched a wireless in-vehicle communication system for vehicle safety and security combining GPS communication (global positioning) with other technologies for location tracking, vehicle monitoring and security, and a variety of other information. The transaction is subject to the favorable due diligence by both parties, and shareholder approval.

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

Three Months ended June 30, 2001 (the "2001 Quarter") Compared to Three Months ended June 30, 2000 (the "2000 Quarter").

      The 2001 Quarter reflected a net loss of $227,000 compared to net income of $14,000 in the 2000 Quarter. Excluding the non-cash charge of $246,000 for re-pricing certain stock options, net income for the 2001 Quarter would have been $19,000. This increase in net income from the prior year, of $5,000, resulted despite additional expenses and investment relating to the scale up of the Company's recently launched, insurance-industry CRM business. Expenses which included sales and marketing, and related website development costs, increased by $81,000, as described below. Had the Company chosen not to pursue this new business, the Company's net income would have increased nearly seven-fold. The Company made these expenditures from its internally generated cash flow. Basic and fully diluted loss per share was $.02 per share in the 2001 Quarter, versus $.00 in the 2000 Quarter.

Revenues

      Revenues were $4,043,000 in the 2001 Quarter, versus $3,411,000 in the 2000 Quarter, representing an increase of $632,000 or 19%. The Company's revenues increased $691,000, from $2,956,000 to $3,647,000, due to its collision repair and fleet management service business, including subrogation and salvage commissions. This represented an increase of 23% for the 2001 Quarter, as compared to the 2000 Quarter. The increase in revenues for collision repair and fleet management services reflects expansion of the client base that was added to the fleet program during the second quarter of 2000, as well as growth from existing customers. In the 2001 Quarter, Affinity Services sales decreased $59,000 or 13%, to $396,000 as compared to $455,000 for the same period in 2000, reflecting a percentage of members that did not renew their memberships after the significant increases in memberships that resulted from marketing efforts during the prior year.

Operating Income and Expenses

      Consolidated net income, excluding the charge of $246,000 described above, was $19,000 in the 2001 Quarter compared to net income of $14,000 in the 2000 Quarter, an increase of $5,000. The increase in revenues of $632,000, described above, resulted in an increase in gross profit of $36,000. The gross profit percentage declined from 29% in the 2000 Quarter to 25% in the 2001 Quarter due to a lower percentage of the Company's revenues arising from Affinity Services, which carry higher margins. The direct costs of services related to revenues (principally charges from automotive repair facilities) were $3,029,000 in the 2001 Quarter, as compared to $2,433,000 for the same period in 2000, representing an increase of $596,000 or 24%, while the increase in revenues was 19% in the aggregate.

      Selling, general and administrative expenses, in the aggregate, increased by $57,000 (6%), to $990,000 in the 2001 Quarter, from $933,000 in the 2000
Quarter. This was the result of increases in sales and marketing, of $121,000, primarily attributable to the scale up of marketing and selling activities of driversshield.com CRM, the Company's new insurance industry business, offset in part by decreases in general and administrative expenses, of $64,000, primarily professional legal and accounting fees, and office supplies, offset in part by higher computer support costs.

      The Company recorded, in the 2001 Quarter, $246,000 as a non-cash compensation charge for variable stock options; there was no comparable amount in the 2000 Quarter.

      Depreciation expense increased $29,000, from $57,000 in the 2000 Quarter to $86,000 in the 2001 Quarter, primarily as a result of additional capital expenditures supporting the Company's technology systems.

      Investment and other income increased $52,000, from $30,000 in the 2000 Quarter to $82,000 in the 2001 Quarter due to improved treasury management, and from a non-recurring recovery in the amount of $25,000.

Six Months ended June 30, 2001 (the "2001 Period") Compared to Six Months ended June 30, 2000 (the "2000 Period")

      The 2001 Period reflected a net loss of $210,000 compared to net income of $98,000 in the 2000 Period. Excluding two non-cash charges totaling $323,000, described below, the net income for the 2001 Period would have been $113,000. This increase in net income from the prior year, of $15,000, occurred despite additional selling and marketing expenses of $247,000, primarily related to the scale up of the Company's recently launched insurance-industry CRM business. The Company made these expenditures from its internally generated cash flow. Basic and fully diluted loss per share was $.02 per share in the 2001 Quarter, versus $.01 per share income in the 2000 Period.

Revenues

      Revenues were $8,469,000 in the 2001 Period, versus $6,652,000 in the 2000 Period, representing an increase of $1,817,000 or 27%. The Company's revenues increased

$1,900,000, from $5,774,000 to $7,674,000, from its collision repair and fleet management services, including subrogation and salvage commissions. This represented an increase of 33% for the 2001 Period, as compared to the 2000 Period. The increase in revenues for collision repair and fleet management services reflects expansion of the client base that was added to the fleet program during the second quarter of 2000, as well as growth from existing customers. In the 2001 Period Affinity Services sales decreased by $83,000 to $795,000 as compared to $878,000 for the same period in 2000, reflecting 9% of members that did not renew their memberships after the significant increase in memberships that resulted from marketing efforts during the prior year.

Operating Income and Expenses

      Consolidated net income, excluding two non-cash charges of $246,000 and $77,000 described below, increased by $15,000, to net income of $113,000 in the 2001 Period from net income of $98,000 in the 2000 Period. The increase in revenues of $1,817,000, described above, resulted in an increase in gross profit of $234,000. The gross profit percentage declined from 29% in the 2000 Period to 26% in the 2001 Period due to a lower percentage of the Company's revenues arising from Affinity Services, which carry higher margins. The direct costs of services related to revenues (principally charges from automotive repair facilities) were $6,286,000 in the 2001 Period, as compared to $4,704,000 for the same period in 2000, representing an increase of $1,582,000 or 34%, while the increase in revenues was 27% in the aggregate.

      Selling, general and administrative expenses increased, in the aggregate, by $232,000 (13%), to $2,028,000 in the 2001 Period, from $1,796,000 in the 2000
Period. However, this was the result of increases in sales and marketing of $247,000 attributable primarily to marketing and selling activities of driversshield.com CRM, the Company's insurance industry business, offset by decreases in certain general and administrative expenses totaling $15,000.

      In addition, the Company recorded $246,000 as a non-cash compensation charge for variable stock options; there was no comparable amount in the 2000 Period.

      Depreciation expense increased $54,000, from $115,000 in the 2000 Period to $169,000 in the 2001 Period, primarily as a result of additional capital expenditures supporting the Company's technology systems.

      Investment and other income increased $61,000, from $66,000 in the 2000 Period to $127,000 in the 2001 Period due to improved treasury management, and from a non-recurring recovery in the amount of $25,000.

      Other expense of $77,000 reflected a non-recurring, non-cash charge for the issuance of certain restricted shares recorded in the 2001 Period. There was no comparable amount in the prior period.

Liquidity and Capital Resources

      As of, June 30, 2001, the Company had cash and cash equivalents of $744,000. The Company also holds 155,434 shares of highly liquid, Salomon Smith Barney Adjustable Rate Government Income Fund valued at $1,528,000 at June 30, 2001, for a total of $2,272,000 of cash and liquid investments. The comparable amount at December 31, 2000 was $1,829,000, resulting in an increase of $443,000 through June 30, 2001. Working capital of the Company as of June 30, 2001, was $2,135,000 versus $1,935,000 at December 31, 2000, and its working capital ratio at June 30, 2001 was 2.3:1. While the aggregate of all cash activities reflects a net reduction of $296,000 for the six months ended June 30, 2001, $737,000 was converted from excess cash into additional investment in the Smith Barney fund, described above.

      The Company believes that its present cash position will enable the Company to continue to support its operations for the next twelve months.

      The Company has a $10 million equity based funding commitment. This equity facility enables the Company to draw funds as needed, with a certain minimum amount, on a monthly basis for a twelve month period following the effective date of a registration statement. A registration statement for the securities became effective on November 14, 2000. Pricing will be established during the draw down periods pursuant to the volume-weighted average trading price of the Company's common stock during a specified period preceding the draw down. No funding has occurred to date under this agreement.

      In March 2001, the Company received a Nasdaq Staff Determination that it had failed to meet the $1 minimum price requirement for continued listing on the Nasdaq SmallCap Market and that its shares were subject to potential delisting. The Company requested a hearing that occurred in May 2001, which resulted in the Nasdaq Listing Qualifications Panel providing formal notification, in June 2001, approving continued listing on the basis of the Company having met compliance with all requirements.

      In May 2001 the Company signed a letter of intent to merge a private company, Code Technologies Inc. ("Code") into a wholly owned subsidiary of driversshield.com Corp. The merger will be effected as an exchange of stock, not requiring payment out of cash funds of the Company. The letter of intent also contemplates that Pegasus Capital Advisors, L.P. will assist in obtaining $5 million of equity for marketing and development of the businesses. The transaction is subject to due diligence of both parties and shareholder approval.

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

                                      driversshield.com Corp.


Date: August 14, 2001             By: Barry Siegel
                                      ------------------------------------------
                                      Chairman of the Board, Secretary and Chief
                                      Executive Officer


Date: August 14, 2001             By:  Philip B. Kart
                                      ------------------------------------------
                                       Chief Financial Officer