Form 10QSB
period 2001-09-30
DRIVERSSHIELD COM CORP
filed 2001-11-14
CIK 778164

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001
                                     ------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to

                         Commission file number 0-21467
                                                -------

                             DRIVERSSHIELD.COM CORP.
                             -----------------------
       (Exact name of small business issuer as specified in its charter)
                       (F/K/A FIRST PRIORITY GROUP, INC.)

           New York                                           11-2750412
----------------------------------------             ---------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

51 East Bethpage Road
Plainview, New York 11803                                   (516) 694-1010
----------------------------------------             ---------------------------
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

      As of November 13, 2001, the issuer had outstanding a total of 10,796,988 shares of common stock.

      Transitional Small Business Format (check one) Yes |_| No |X|

--------------------------------------------------------------------------------

                             DRIVERSSHIELD.COM CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                    CONTENTS

                                                                            PAGE
                                                                            ----

Part I. FINANCIAL INFORMATION

Item  1. Financial Statements
         Condensed Consolidated Balance Sheet
              As of September 30, 2001 (Unaudited)                             3

         Condensed Consolidated Statements of Operations
              (Unaudited) for the Three Months ended
              September 30, 2001 and 2000                                      4

         Condensed Consolidated Statements of Operations
              (Unaudited) for the Nine Months ended
              September 30, 2001 and 2000                                      5

         Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the Nine months ended
              September 30, 2001 and 2000                                      6

         Notes to Condensed Consolidated Financial                             8
              Statements

Item 2.  Management's Discussion and Analysis                                 12

Part II. OTHER INFORMATION                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

Item 1. Financial Statements

                             DRIVERSSHIELD.COM CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               September 30, 2001

                                   (UNAUDITED)


                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $   288,459
   Accounts receivable, net                                           1,190,769
   Investment securities                                              1,902,592
   Prepaid expenses and other current assets                            177,946
                                                                    -----------
              Total current assets                                    3,559,766

Property and equipment, net of accumulated
   depreciation of $1,106,839                                           744,741

Security deposits                                                        27,563
                                                                    -----------

              Total assets                                          $ 4,332,070
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   889,287
   Accrued expenses and other current liabilities                       543,562
                                                                    -----------

              Total current liabilities                               1,432,849
                                                                    -----------

Shareholders' equity:
   Common stock, $.015 par value, authorized 30,000,000
     shares; issued 11,516,655                                          172,750
   Preferred stock, $.01 par value, authorized 1,000,000
     shares; none issued or outstanding                                      --
   Additional paid-in capital                                         9,728,852
   Accumulated other comprehensive income, unrealized holding
     gain on investment securities                                        8,468
   Deficit                                                           (5,527,815)
                                                                    -----------

                                                                      4,382,255
   Less common stock held in treasury, at cost,
     719,667 shares                                                   1,483,034
                                                                    -----------

           Total shareholders' equity                                 2,899,221
                                                                    -----------

              Total liabilities and shareholders' equity            $ 4,332,070
                                                                    ===========

           See notes to condensed consolidated financial statements.


                                       3
--------------------------------------------------------------------------------

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                  Three Months Ended,
                                                              September 30,    September 30,
                                                                   2001            2000
                                                              ------------     -------------
Revenue:
   Collision repairs and fleet management services            $  2,978,568      $ 3,284,133
   Subrogation and salvage service commissions                     116,831           87,650
   Automobile affinity member fees and services                    420,809          500,464
                                                              ------------      -----------

        Total revenues                                           3,516,208        3,872,247

Cost of revenue (principally charges incurred at repair
   facilities for services)                                      2,581,246        2,794,754
                                                              ------------      -----------

Gross profit                                                       934,962        1,077,493
                                                              ------------      -----------

Operating expenses:
   Sales and marketing                                             213,713          112,034
   General and administrative                                      854,918          818,344
   Non-cash compensation (note 6)                                  (56,320)              --
   Depreciation and amortization                                    89,985           69,571
                                                              ------------      -----------

        Total operating expenses                                 1,102,296          999,949
                                                              ------------      -----------

                                                                  (167,334)          77,544
                                                              ------------      -----------

Investment and other income                                         35,878           25,822
                                                              ------------      -----------

Income (loss) from operations before
   Income taxes                                                   (131,456)         103,366

Income taxes, all current                                            4,621            2,525
                                                              ------------      -----------

Net income (loss)                                             $   (136,077)     $   100,841
                                                              ============      ===========

Earnings (loss) per share:
   Basic                                                      $       (.01)     $       .01
   Diluted                                                            (.01)             .01
                                                              ------------      -----------

Weighted average number of common shares outstanding            10,768,727       10,465,757
Effect of dilutive securities, stock options and warrants               --          948,466
                                                              ------------      -----------
Weighted average diluted common shares outstanding              10,768,727       11,414,223
                                                              ============      ===========

           See notes to condensed consolidated financial statements.


                                       4
--------------------------------------------------------------------------------

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                     Nine Months Ended,
                                                               September 30,     September 30,
                                                                    2001              2000
                                                               -------------     -------------
Revenue:
   Collision repairs and fleet management services             $ 10,243,952      $  8,817,414
   Subrogation and salvage service commissions                      441,051           305,675
   Automobile affinity member fees and services                   1,299,836         1,401,239
                                                               ------------      ------------

         Total revenues                                          11,984,839        10,524,328

Cost of revenue (principally charges incurred at repair
   facilities for services)                                       8,867,109         7,498,267
                                                               ------------      ------------

Gross profit                                                      3,117,730         3,026,061
                                                               ------------      ------------

Operating expenses:
   Sales and marketing                                              655,321           306,734
   General and administrative                                     2,440,757         2,419,109
   Non-cash compensation (note 6)                                   189,801                --
   Depreciation and amortization                                    258,710           184,746
                                                               ------------      ------------

         Total operating expenses                                 3,544,589         2,910,589
                                                               ------------      ------------

                                                                   (426,859)          115,472
                                                               ------------      ------------

Other income (expense):
   Realized loss on investment                                           --            (1,518)
   Investment and other income                                      162,407            92,227
   Other expense (shares issued for restriction agreement)          (77,438)               --
                                                               ------------      ------------

         Total other income                                          84,969            90,709
                                                               ------------      ------------

Income (loss) from operations before
   Income taxes                                                    (341,890)          206,181

Income taxes, all current                                             4,663             7,225
                                                               ------------      ------------

Net income (loss)                                              $   (346,553)     $    198,956
                                                               ============      ============

Earnings (loss) per share:
   Basic                                                       $       (.03)     $        .02
   Diluted                                                             (.03)              .02
                                                               ------------      ------------

Weighted average number of common shares outstanding             10,679,497         9,767,145
Effect of dilutive securities, stock options and warrants                --         1,990,619
                                                               ------------      ------------
Weighted average diluted common shares outstanding               10,679,497        11,757,764
                                                               ============      ============

           See notes to condensed consolidated financial statements.


                                       5
--------------------------------------------------------------------------------

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      Nine Months Ended,
                                                                 September 30,  September 30,
                                                                      2001           2000
                                                                 -------------  -------------
Cash flows provided by operating activities:
  Net income (loss)                                               $  (346,553)     $ 198,956
                                                                  -----------      ---------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                  258,710        184,746
       Shares issued for restriction agreement                         77,438             --
       Shares issued for consulting services                          150,000             --
       Non-cash compensation (note 6)                                 189,801             --
       Options granted for services                                    40,082         49,421
       Gain on sale of assets                                          (3,198)            --
       Realized loss on investment                                         --          1,518
       Changes in assets and liabilities:
          Accounts receivable                                         622,978       (510,904)
          Prepaid expenses and other current assets                   (78,873)         9,813
          Security deposit and other assets                               175          5,285
          Accounts payable                                           (264,685)       113,479
          Accrued expenses and other current liabilities              (94,601)         1,093
                                                                  -----------      ---------

            Total adjustments                                         897,827       (145,549)
                                                                  -----------      ---------

            Net cash provided by operating activities                 551,274         53,407
                                                                  -----------      ---------

Cash flows used in investing activities:
  Purchase of property and equipment                                 (195,449)      (399,288)
  Proceeds from sale of assets                                         15,600             --
  Purchase of investment securities                                (1,108,188)       (35,937)
  Proceeds from sale of investments                                        --        300,000
                                                                  -----------      ---------

          Net cash (used in) investing activities                  (1,288,037)      (135,225)
                                                                  -----------      ---------

Cash flows provided by (used in) financing activities:
  Repayment of note payable                                           (14,644)       (35,869)
  Proceeds from disgorgement of short-swing profits                        --         75,097
  Proceeds from issuance of common stock                                   --          9,000
                                                                  -----------      ---------

          Net cash provided by (used in) financing activities         (14,644)        48,228
                                                                  -----------      ---------

           See notes to condensed consolidated financial statements.


                                       6
--------------------------------------------------------------------------------

                             DRIVERSSHIELD.COM CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


(Continued)                                                    Nine Months Ended,
                                                         September 30,     September 30,
                                                              2001             2000
                                                         -------------     -------------
Net increase (decrease) in cash and cash equivalents         (751,407)          (33,590)

Cash and cash equivalents at beginning of period            1,039,866           542,359
                                                         ------------      ------------

Cash and cash equivalents at end of period               $    288,459      $    508,769
                                                         ============      ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes           $      4,663      $      7,225
                                                         ============      ============

           See notes to condensed consolidated financial statements.


                                       7
--------------------------------------------------------------------------------

                             DRIVERSSHIELD.COM CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

1. BASIS OF PRESENTATION

      The information contained in the condensed consolidated financial statements for the nine month periods ended September 30, 2001 and 2000 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

      For the nine month periods ending September 30, 2000 and 2001, there were no significant non-owner sources of income or expense. Accordingly, separate statements of comprehensive income have not been presented.

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

3. RESULTS OF OPERATIONS

      The unaudited results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

4. PROPOSED SALE OF COLLISION REPAIR AND FLEET SERVICES BUSINESS AND RELATED TRANSACTIONS

Sale of Subsidiary

On October 29, 2001 the Company entered into a Stock Purchase Agreement ("the Purchase Agreement") to sell all of the outstanding shares of, a wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), its collision repair and fleet services business, to PHH Vehicle Management Services, LLC, d/b/a PHH Arval ("PHH"), a subsidiary of the Cendant Corporation (NYSE, symbol CD) for $6.3 million in cash and, pursuant to the Preferred Stock Purchase Agreement, agreed to sell $1.0 million of the Company's convertible preferred stock to PHH. The Purchase Agreement is subject to the approval of the Company's shareholders and certain other performance conditions.

The Company anticipates that the transaction will be completed (the disposal date), assuming the satisfaction of the aforementioned conditions and affirmative shareholder vote, during January or February 2002. Thereafter, under the terms of the Transition Services Agreement, PHH will contract with the Company to continue to operate FS on behalf of PHH during the period commencing on the closing date through such time that the FS business is transitioned into the PHH organization, but no later than June 30, 2002. Both the Transition Services Agreement, and the preferred stock investment which is described below, are integrally related to the Purchase Agreement and conditioned upon the completion of the sale of FS.

The Company expects that, upon closing, it will record a substantial gain on the sale of FS. The components of assets and liabilities to be divested consist primarily of accounts receivable and accounts payable and other accrued liabilities. In the event that the transactions cannot be consummated, the Company may be liable for a termination fee of $250,000.

Related Transactions

As noted above, the Company entered into a Preferred Stock Purchase Agreement in which PHH will make a $1.0 million equity investment in the Company's Series A Convertible Preferred Stock ("the Preferred Shares"). The Preferred Shares can be converted, at the holder's discretion, into 500,000 shares of the Company's common stock (subject to adjustments for stock splits, re-capitalization and anti-dilution provisions). Other key terms of the Preferred Shares include: voting rights together with the common shareholders on all matters, and, separately on certain specified matters; a liquidation preference equal to 125 % of their initial investment paid only in the event of dissolution of the Company; the nomination of one board member; certain preemptive rights and registration rights; and the approval of Preferred Shares for certain corporate actions.

As part of the relationship with PHH, it is also contemplated that the Company will enter into a strategic alliance agreement with PHH whereby PHH will provide the Company (for a predetermined fee) with information technology, website hosting, supplier network management, backup systems support, and call-center operations management for the Company's other business units, driversshield.com CRM Corp., (its Internet based insurance industry business) and driversshield.com ADS Corp (its auto discount affinity services business).

5. EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. For the three and nine month periods ended September 30, 2001 approximately 2,819,000 and 2,689,000 stock options and warrants, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been antidilutive. These options and warrants could be dilutive in the future.

6. NON-CASH CHARGE FOR VARIABLE PRICED OPTIONS

      In October 1999 the Company repriced certain options previously granted to employees and third parties. The original grants gave holders the right to purchase common shares at prices ranging from $1.00 to $1.24; these were repriced to prices ranging from $.75 to $.83 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares. Pursuant to FASB Interpetation No. 44, the Company accounts for these as variable from the date of the modification until they are exercised, forfeited or expired, and records the intrinsic value of such grants. Accordingly, the Company recorded a non-cash charge for compensation costs totaling $190,000, in the accompanying financial statements, for the nine months ended September 30, 2001. For the three months ended September 30, 2001, the calculation resulted in a credit of $56,000 due to a decrease in the price per common share from the previous quarter.

7. SHARES ISSUED IN EXCHANGE FOR RESTRICTION AGREEMENT AND OTHER CONSIDERATIONS

      In March 2001, the Company issued 175,000 shares of its common stock to an individual shareholder in consideration for the lock-up of certain shares owned by this individual, and the right to purchase this individual's shares under the same terms and conditions as previously granted to another group. The new shares were issued with a restrictive legend precluding their transferability for twelve months from the date of issue. Additionally, restrictions were placed upon the transfer of other shares held by this individual through December 31, 2001. The Company recorded this transaction, in the accompanying financial statements, as a non-operating, non-cash expense of $77,000 during the quarter ended March 31, 2001.

8. SHARES ISSUED FOR CONSULTING ARRANGEMENT

      In July 2001, the Company issued 100,000 shares of its common stock to an individual in consideration of a consulting agreement covering a one-year period ending June 30, 2002. The Company recorded the cost of the services based on the price per share of its common stock at the date of their issuance, aggregating $150,000, and is amortizing the cost over the term of the contract.

9. POTENTIAL ACQUISITION CANCELLED

      In May 2001, the Company signed a letter of intent to merge Code Technologies, Inc., ("Code") a private company, into a wholly-owned subsidiary of driversshield.com Corp. through an exchange of stock. In August 2001, the Company announced it had elected to terminate the letter of intent citing due diligence issues associated with Code, and its intent to focus on its existing opportunities with driversshield.com CRM, and its insurance industry product offering.

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

Three Months ended September 30, 2001 (the "2001 Quarter") Compared to Three Months ended September 30, 2000 (the "2000 Quarter").

      The 2001 Quarter reflected a net loss of $136,000 compared to net income of $101,000 in the 2000 Quarter. Excluding the positive, non-cash impact of $56,000 for re-pricing certain stock options, the net loss for the 2001 Quarter would have been $192,000. This decrease in net income from the prior year, of $293,000, resulted from a reduction in sales, as described below, coupled with increased expenses and investment relating to the Company's recently launched, insurance-industry CRM business also described below. Basic and fully diluted loss per share was $(.01) per share in the 2001 Quarter, versus earnings per share of $.01 in the 2000 Quarter.

Revenues

      Revenues were $3,516,000 in the 2001 Quarter, versus $3,872,000 in the 2000 Quarter, representing a decrease of $356,000 or 9%. The Company's revenues decreased $277,000, from $3,372,000 to $3,095,000, from its collision repair and fleet management service business, including subrogation and salvage commissions. This represented a decrease of 8% for the 2001 Quarter, as compared to the 2000 Quarter. The Company believes that the decrease was due, in part, to a downturn in economic conditions because revenue decreases occurred for most of its client base. In addition, the decrease was due to the September 11th World Trade Center events. The Company's telephone-switch provider was located in a damaged, and ultimately evacuated, building in downtown New York City. As a result, the Company's phones were either inoperable or functioning erratically for nearly one month thereafter, making it difficult or impossible for its customers to communicate and commence claims. In the 2001 Quarter, Affinity Services sales decreased $79,000 or 16%, to $421,000 as compared to $500,000 for the same period in 2000, reflecting a percentage of members that did not renew their memberships after the significant increases in memberships that resulted from marketing efforts during the prior year.

Operating Income and Expenses

      Consolidated net loss, excluding the non-cash credit of $56,000 described above, was $192,000 in the 2001 Quarter compared to net income of $101,000 in the 2000 Quarter, a decrease of $293,000. The decrease in revenues of $356,000, described above, resulted in a reduction in gross profit of $143,000. The gross profit percentage declined from 28% in the 2000 Quarter to 27% in the 2001 Quarter due to a lower percentage of the Company's revenues arising from Affinity Services, which carry higher margins. The direct costs of services related to revenues (principally charges from automotive repair facilities) were $2,581,000 in the 2001 Quarter, as compared to $2,795,000 for the same period in 2000, representing a decrease of $214,000 or 8%, while the decrease in revenues was 9% in the aggregate.

      Selling, general and administrative expenses, in the aggregate, increased by $139,000 (15%), to $1,069,000 in the 2001 Quarter, from $930,000 in the 2000
Quarter. This was the result of increases in sales and marketing, of $102,000, primarily activities of driversshield.com CRM, the Company's new insurance industry business, and by increases in various general and administrative expenses, of $37,000.

      The Company recorded, in the 2001 Quarter, $56,000 as a non-cash compensation credit for variable stock options; there was no comparable amount in the 2000 Quarter. The credit resulted from a decrease in the stock price from the preceding quarter.

      Depreciation expense increased $20,000, from $70,000 in the 2000 Quarter to $90,000 in the 2001 Quarter, primarily as a result of additional capital expenditures supporting the Company's technology systems.

      Investment and other income increased $10,000, from $26,000 in the 2000 Quarter to $36,000 in the 2001 Quarter, despite the reduction in interest rates, primarily due to improved treasury management.

Nine Months ended September 30, 2001 (the "2001 Period") Compared to Nine Months ended September 30, 2000 (the "2000 Period")

      The 2001 Period reflected a net loss of $347,000 compared to net income of $199,000 in the 2000 Period. Excluding two non-cash charges totaling $267,000, described below, the net loss for the 2001 Period would have been $80,000. This decrease in net income from the prior year, of $279,000, was the result of additional selling and marketing expenses of $349,000, related to the scale up of the Company's recently launched insurance-industry CRM business. The Company made these expenditures from its internally generated cash flow. Basic and fully diluted loss per share was $(.03) per share in the 2001 Quarter, versus $.02 per share income in the 2000 Period.

Revenues

      Revenues were $11,985,000 in the 2001 Period, versus $10,524,000 in the 2000 Period, representing an increase of $1,461,000 or 14%. The Company's revenues increased $1,562,000, from $9,123,000 to $10,685,000, from its collision repair and fleet management services, including subrogation and salvage commissions. This represented an increase of 17% for the 2001 Period, as compared to the 2000 Period. The increase in revenues for collision repair and fleet management services reflects expansion of the client base that was added to the fleet program during the second quarter of 2000, as well as growth from existing customers. In the 2001 Period Affinity Services sales decreased by $101,000 to $1,300,000 as compared to $1,401,000 for the same period in 2000, reflecting 7% of members that did not renew their memberships after the significant increase in memberships that resulted from marketing efforts during the prior year.

Operating Income and Expenses

      Consolidated net loss, excluding two non-cash charges of $190,000 and $77,000 described below, decreased by $279,000, to a net loss of $80,000 in the 2001 Period from net income of $199,000 in the 2000 Period. The 14% increase in revenues of $1,461,000, described above, resulted in an increase in gross profit of $92,000. The gross profit percentage declined from 29% in the 2000 Period to 26% in the 2001 Period primarily due to a lower percentage of the Company's revenues arising from Affinity Services, which carry higher margins. The direct costs of services related to revenues (principally charges from automotive repair facilities) were $8,867,000 in the 2001 Period, as compared to $7,498,000 for the same period in 2000, representing an increase of $1,369,000 or 18%, while the increase in revenues was 14% in the aggregate.

      Selling, general and administrative expenses increased, in the aggregate, by $370,000 (14%), to $3,096,000 in the 2001 Period, from $2,726,000 in the 2000
Period. This was predominantly the result of increases in sales and marketing of $349,000 attributable to marketing and selling activities of driversshield.com CRM, the Company's insurance industry business. Minor increases in general and administrative expenses totaled $22,000, or less than a 1% increase from the prior year.

      In addition, the Company recorded $190,000 as a non-cash compensation charge for variable stock options; there was no comparable amount in the 2000 Period.

      Depreciation expense increased $74,000, from $185,000 in the 2000 Period to $259,000 in the 2001 Period, primarily as a result of additional capital expenditures supporting the Company's technology systems.

      Investment and other income increased $70,000, despite a significant reduction in interest rates, from $92,000 in the 2000 Period to $162,000 in the 2001 Period, primarily resulting from improved treasury management, and from a non-recurring recovery in the amount of $25,000.

      Other expense of $77,000 reflected a non-recurring, non-cash charge for the issuance of certain restricted shares recorded in the first quarter of the 2001 Period. There was no comparable amount in the prior period.

Liquidity and Capital Resources

      As of September 30, 2001, the Company had cash and cash equivalents of $288,000. The Company also holds 193,156 shares of highly liquid, Salomon Smith Barney Adjustable Rate Government Income Fund valued at $1,903,000 at September 30, 2001, for a total of $2,191,000 of cash and liquid investments. The comparable amount at December 31, 2000 was $1,829,000, resulting in an increase of $362,000 through September 30, 2001. Working capital of the Company as of September 30, 2001, was $2,127,000 versus $1,935,000 at December 31, 2000, and its working capital ratio at September 30, 2001 was 2.5:1. While the aggregate of all cash activities in the Condensed Consolidated Statement of Cash flows reflects a net reduction of $751,000 for the nine months ended September 30, 2001, $1,108,000 was converted from excess cash into additional investment in the Smith Barney fund, described above.

      The Company believes that its present cash position will enable the Company to continue to support its operations for the next twelve months.

      The Company had a $10 million equity based funding commitment that expired November 13, 2001. This equity facility enabled the Company to draw funds as needed, with a certain minimum amount, on a monthly basis for a twelve month period following the date of its registration statement, which became effective on November 14, 2000. No funding occurred under this agreement. The Company has been able to fund its operating needs from internally generated cash flow during this period.

      In May 2001 the Company signed a letter of intent to merge a private company, Code Technologies Inc. ("Code") into a wholly owned subsidiary of driversshield.com Corp., through an exchange of stock. The transaction was subject to due diligence of both parties and shareholder approval. In August 2001, the Company announced it had elected to terminate the letter of intent citing due diligence issues with Code, and its intent to focus on business opportunities of driversshield.com CRM, and its insurance industry product offering.

      On October 29, 2001 the Company entered into a Stock Purchase Agreement ("the Purchase Agreement") to sell all of the outstanding shares of a wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), its collision repair and fleet services business, to PHH Vehicle Management Services, LLC, d/b/a PHH Arval ("PHH"), a subsidiary of the Cendant Corporation (NYSE, symbol CD) for $6.3 million in cash and, pursuant to the Preferred Stock Purchase Agreement, agreed to sell $1.0 million of the Company's convertible preferred stock to PHH. The Purchase Agreement is subject to the approval of the Company's shareholders and certain other performance conditions.

The Company anticipates that the transaction will be completed, assuming the satisfaction of the aforementioned conditions and affirmative shareholder vote, during January or February 2002. Thereafter, under the terms of the Transition Services Agreement, PHH will contract with the Company to continue to operate FS on behalf of PHH during the period commencing on the closing date through such time that the FS business is transitioned into the PHH organization, but no later than June 30, 2002. Both the Transition Services Agreement, and the preferred stock investment which is described below, are integrally related to the Purchase Agreement and conditioned upon the completion of the sale of FS.

The Company expects that, upon closing, it will record a substantial gain on the sale of FS. The components of assets and liabilities to be divested consist primarily of accounts receivable and accounts payable and other accrued liabilities. In the event that the event that the transactions cannot be consummated, the Company may be liable for a termination fee of $250,000.

The Preferred Stock Purchase Agreement provides that PHH will make a $1.0 million equity investment in the Company's Series A Convertible Preferred Stock ("the Preferred Shares"). The Preferred Shares can be converted, at the holder's discretion, into 500,000 shares of the Company's common stock (subject to adjustments for stock splits, re-capitalization and anti-dilution provisions). Other key terms of the Preferred Shares include: voting rights together with the common shareholders on all matters, and, separately on certain specified matters; a liquidation preference equal to 125 % of their initial investment paid only in the event of dissolution of the Company; the nomination of one board member; certain preemptive rights and registration rights; and the approval of the holders of the Preferred Shares for certain corporate actions.


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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      10.1 Stock Purchase Agreement dated October 29th, 2001 by and among PHH Vehicle Management Services, LLC, and driversshield.com Corp., and driversshield.com FS Corp.

(b)   Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      driversshield.com Corp.


Date: November 13, 2001               By: Barry Siegel
                                          --------------------------------------
                                      Chairman of the Board, Secretary and Chief
                                      Executive Officer


Date: November 13, 2001               By: Philip B. Kart
                                          --------------------------------------
                                      Chief Financial Officer

                               INDEX OF EXHIBITS

10.1 Stock Purchase Agreement dated October 29, 2001 by and among PHH Vehicle Management Services, LLC, and driversshield.com Corp., and driversshield.com FS Corp.