Form 10KSB
period 2001-12-31
DRIVERSSHIELD COM CORP
filed 2002-04-01
CIK 778164

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      |X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       or

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________

                         Commission File Number 0-21467

                               DRIVERSHIELD CORP.
   (Formerly driversshield.com Corp and previously First Priority Group, Inc.)
   ---------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           NEW YORK                                             11-2750412
--------------------------------                            -----------------
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

      Yes |X|  No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State the issuer's revenues for its most recent fiscal year $1,697,000

      The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of March 27, 2002, based upon the closing price on the date thereof is $11,191,000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      As of March 27, 2002, the issuer had outstanding a total of 10,796,988 shares.

      Transitional Small Business Disclosure Format (check one):

      Yes |_|  No |X|


        THE REMAINING PORTION OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

                                     Part I

Item 1. DESCRIPTION OF BUSINESS

      General

      On November 23, 1983, driversshield.com FS Corp. ("FS"), formerly known as National Fleet Service, Inc., a New York corporation was formed and commenced operations as an automotive fleet administrator. Thereafter, DriverShield Corp., (previously driversshield.com Corp, and formerly First Priority Group, Inc.) a New York corporation, was formed on June 28, 1985, and was engaged in automotive fleet management and administration of automotive repairs for businesses, insurance companies and members of affinity groups; it became the parent company to driversshield.com FS Corp. On February 7, 2002, all of the outstanding shares of driversshield.com FS Corp. were sold (see Recent Developments) and DriverShield is no longer engaged in fleet management; however, it continues to provide collision repair management services for its insurance industry clients through its subsidiary DriverShield CRM Corp., and automobile services offered to affinity groups through our wholly owned subsidiary, DriverShield ADS Corp. ("ADS").

      In February 2002 the Company modified its name to DriverShield Corp. from driversshield.com Corp.

      The Company's office is located at 51 East Bethpage Road, Plainview, New York 11803 and its telephone number is (516) 694-1010.

      Nature of Services

      The services offered by the Company consist of administration of vehicle repair management, including collision and general repair programs, estimating, and auditing services, and vehicle rentals for insurance companies and affinity group members. The Company acts as a third party administrator for its insurance clients, it assumes the risks and responsibilities for the vehicle repair process from commencement to completion. Our insurance industry clients use the Internet to access our collision management system to record a claim, which then initiates our activities to proceed with vehicle repairs. During our nineteen years of experience in vehicular repair management, we have established relationships with 2,000 high-quality shops that we engage in the repair. We control and negotiate the cost of every repair, the use of certain parts, and guarantee the quality of the repairs.

      The Company through its wholly-owned subsidiary, DriverShield CRM Corp. ("CRM") conducts the Company's collision administration services for insurance carriers, and through its wholly-owned subsidiary DriverShield ADS Corp. ("ADS"), provides the various auto-affinity programs for all types of businesses.

      Fleet Management. Effective February 7, 2002, the Company sold all of the outstanding shares of FS to PHH Vehicle Management Services LLC ("PHH"). [See "Recent Developments" below.]

      Insurance Carrier Market. In April 1999 the Company established an Internet enterprise, now known as DriverShield CRM Corp. ("CRM"), as a wholly owned subsidiary. This subsidiary was an extension of the Company's nineteen-year experience in the fleet business in that it provides similar collision repair and administrative services, but does so through the use of a website on the internet. CRM is designed to serve insurance companies by offering a complete customer relationship management solution and collision repair management services in an Internet based environment.

      This new business focuses on controlling, and reducing, the auto physical damage costs of vehicle repairs incurred by insurance carriers, and providing superior customer services for our clients auto repair needs. The interactive website facilitates information gathering and distribution to launch the repair process. The website enables insurance carriers to utilize the Company's website to directly enter the initial vehicle claim information, find and select the most accessible automobile collision repair shop from the Company's network of over 2,000 shops throughout the United States, and enable the insurance carrier and the insured to track the repairs of the vehicle until completion. Our software also allows us, and our clients, to view digitized images of the damaged vehicle. This network of automobile repair shops can handle, on a per incident basis, any repair that the clients' drivers may encounter. Because the Company has many long-term relationships with a large number of repair shops, whenever a repair to a client's vehicle is needed, the chances are excellent that a local repair shop will be available to perform the required repair work. Because of the volume of work we provide, we are able to obtain significantly lower repair costs, and expedited turnaround time, for our clients.

      Once the client initiates the claims management system, we are automatically notified to commence activities. We coordinate activities with the shop, use our audit and estimating staff to negotiate the lowest price for every claim, monitor the use of certain types of parts, track the work and timeliness of the repair process which can be viewed by our clients, on our website, to judge our efforts, obtain independent appraisals when requested, and, finally, guarantee the repairs for as long as the driver owns the vehicle. We issue DriverShield warranty certificates for every repair done within our network and are responsible to our clients if the repairs are not done appropriately. We have managed our warranty risk by monitoring the quality and consistency of our network repair facilities and quickly eliminating those shops that do not maintain proper standards. We pay the independent repair shops directly upon completion of their work, and invoice our insurance clients separately. The website we have developed is fully functional and has been in use by a number of insurance carriers who have recently signed multi-year contracts with CRM. Revenues commenced in December 2001.The website address is: www.drivershield.com.

      Affinity Group Programs. Through our wholly owned subsidiary, DriverShield ADS Corp., we offer these programs as a series of comprehensive vehicle-related services for consumers sold through affinity groups, financial institutions, corporations and organizations. These programs may be used as re-enrollment incentives and/or membership premiums, or resold at a profit, and may be sold individually, or a variety of services can be bundled together as a high-value package.

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

      Driver Discount Program (DDP). This program offers drivers discounts of up to forty percent off automotive-related services through thousands of premium auto chain facilities throughout the nation. It applies these discounts to virtually all-routine maintenance including oil changes, brakes, transmissions, mufflers, shocks, tires and glass. An option to this program also provides 24-hour emergency roadside assistance for drivers anywhere in the U.S.

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

      Recent Developments

      In October 2001 the Company entered into a Stock Purchase Agreement ("the Purchase Agreement") to sell all of the outstanding shares of its wholly-owned subsidiary, drivershhield.com FS Corp, its collision repair and fleet services business, to PHH Vehicle Management Services, LLC ("PHH"), a subsidiary of Cendant Corporation (NYSE, symbol CD) for $6.3 million in cash, and pursuant to the Preferred Stock Purchases Agreement, agreed to sell $1.0 million of the Company's convertible preferred stock to PHH. The Purchase Agreement was approved by a vote of the Company's shareholders on February 4, 2002, and the transaction was consummated on February 7, 2002. Under the terms of the Transition Services Agreement, PHH contracted with the Company to continue to operate FS on behalf of PHH until the business can be transitioned into the PHH operations, but in no event later than June 30, 2002.

      Sales and Marketing

      The Company's clients for the CRM program are property and casualty insurance companies. The Company's clients for its affinity programs are financial institutions, organizations and affinity groups that resell the programs to individuals. Sales activities for CRM and ADS are performed by the Company's own personnel. Sales are made through referrals, cold canvassing of appropriate prospects and direct mailings. The Company also attends trade shows in order to increase its identity awareness and client base, and intends to support its brand name and products through advertising and trade journals.

      In 2001, one customer accounted for 87% of the Company's revenues, and in 2000, this same customer accounted for 94% of the Company's revenues. These figures exclude the discontinued operating results of the fleet services business that was sold in February 2002. See "Recent Developments", above.

      Employees

      At year-end, the Company employed 42 full-time employees and one part time employee. The Company anticipates that this number will decrease substantially at the termination of the Transition Services Agreement with PHH. None of the Company's employees are governed by a union contract and the Company believes that its employee relationships are satisfactory.

      Competition

      Affinity Group Programs. Although there are several companies providing various types of auto club programs the Company believes that there is only one other company that offers a program providing similar services offered by the Company's ADS subsidiary.

      Insurance Carriers. The Company is aware of four other companies that offer some aspect of automotive collision repair services to insurance companies. One of these competitors is primarily offering a comparable product as that of the Company. Two of the companies are in the fleet management business, while the other is in the vehicle software valuation business. The Company believes that its services for insurance companies are superior to those offered by such other companies.

Item 2. DESCRIPTION OF PROPERTY

      In December 1996, the Company entered into a lease for new office space at 51 East Bethpage Road, Plainview, New York 11803. The space consists of approximately 12,000 square feet of office space. The Company relocated to this new space during April 1997. The amended lease is for five years and expires on June 30, 2002. At that time, the Company may obtain temporary office space on Long Island, New York for certain employees, but expects to relocate its executive headquarters to Florida. It is currently evaluating lease arrangements.

      A portion of the premise is subleased under a lease expiring June 2002.

Item 3. LEGAL PROCEEDINGS

In November 1999 CRM entered into an agreement whereby Electronic Data Systems Corporation ("EDS") was to develop and host the Company's website through December 31, 2003. Additionally, EDS was to assist the Company in marketing the Internet based automobile collision managed care program to EDS' customers that provide auto insurance to its insureds. CRM was to pay EDS no more than

$350,000 for the initial development costs of the website, and thereafter, the parties would participate in a revenue sharing arrangement. Throughout the term of this Agreement, EDS was to host and maintain the website, and perform other operational and administrative services at no additional cost. DriverShield Corp. guaranteed performance of this Agreement of its wholly owned subsidiary. The Company expensed $169,000 during 1999 and capitalized an additional $300,000 in 2000. It had not accrued additional invoices totaling $108,000.

In November, 2000 the Company filed a $1 million Demand for Arbitration with the American Arbitration Association, relating to its agreement with EDS for its website development, contending, among other matters, excessive fees and failure to meet the performance conditions of the agreement. EDS filed a counterclaim denying the allegations and seeking payment of $226,000. It also unilaterally shut down the Company's website. In November 2001, these matters were settled by mutual releases for all existing claims. No payments were required by either party relating to the outstanding balances. The Company redesigned its website which is now used by its insurance industry clients.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

                                     Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Company's common shares are traded on The Nasdaq SmallCap market. The following table shows the high and low closing prices for the periods indicated.

                                  Sale Price($)
                              High              Low
                              ----              ---
2001
----

First Quarter                $1.06            $ .38

Second Quarter               $1.51            $ .56

Third Quarter                $1.84            $ .87

Fourth Quarter               $1.72            $1.00

2000
----

First Quarter                $6.13            $2.75

Second Quarter               $4.25            $1.25

Third Quarter                $2.00            $1.38

Fourth Quarter               $1.38            $ .31

      The number of record holders of the Company's common shares as of March 15, 2002 was 335.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes appearing elsewhere in this report as Item 7, and Forward-Looking Statements-Cautionary Factors, below. This discussion and analysis may contain statements that constitute forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995.The Company cautions that forward-looking statements are not guarantees of performance and actual results may differ materially from those in the forward-looking statements.

Year ended December 31, 2001 (the "2001 Period") Compared to year ended December 31, 2000(the "2000 Period")

The 2001 Period reflected net income of $1,169,000 versus income of $248,000 in the 2000 Period. Income from continuing operations was $259,000 in 2001 versus a loss of $774,000 in the 2000 Period. This increase resulted predominantly from the recognition of deferred tax assets; income from discontinued operations was $780,000 in the 2001 Period versus $1,022,000 in the 2000 Period; and in the 2001 Period there was income from an extraordinary item of $130,000. Basic and diluted earnings per share, from net income, were $.11 in the 2001 Period versus $.02 per share in the 2000 Period.

Revenues

      Revenues were $1,697,000 in the 2001 Period, compared to $1,840,000 in the 2000 Period, representing a decrease of $143,000, or 8%. These figures exclude the fleet services business that was sold in February 2002, and is reflected in the Company's financial statements as discontinued operations. The decrease in revenues is the result of affinity members that did not renew their memberships in 2001; this came after a major marketing effort in the 2000 Period had increased membership revenues by 138%.

Income and Expenses from Continuing Operations

      Income from continuing operations increased by $1,033,000, to $259,000 in the 2001 Period, from a loss of $774,000 in the 2000 Period. The increase is primarily related to the recognition of deferred tax benefits in the amount of $1,900,000, offset by increased selling expenses of $484,000, non-cash compensation charges of $240,000 and reduced affinity service sales of $143,000.

      Selling expenses increased by $484,000, from $208,000 in the 2000 Period to $692,000 in the 2001 Period, or 233%, as the Company increased its investment in sales and marketing personnel and their related activities in its CRM business. General and administrative expenses were relatively comparable at $2,276,000 in the 2001 Period versus $2,282,000 in the 2000 Period. The Company recorded $240,000 in non-cash compensation expense in the 2001 Period as a result of re-pricing certain stock options during 1999. There was no comparable charge in the 2000 Period. Depreciation increased by $68,000 resulting from an increase in capital expenditures to support the Company's technology systems, predominantly for its CRM business.

      Investment and other income increased to $197,000 in the 2001 Period, compared to $141,000 in the 2000 Period despite significant declines in interest rates. This was the result of improved working capital and treasury management, as well as income from certain termination fees of $25,000.

      The Company also recorded a non-recurring, non-cash charge in the 2001 Period of $77,000 for the issuance of certain restricted shares to an existing shareholder. There was no comparable amount in the 2000 Period.

      The 2001 tax provision in the income statement reflects a tax benefit of $1,893,000 in the 2001 Period, for the recognition of deferred tax benefits resulting from net operating loss carry forwards. Of that amount $1,780,000 was attributable to a prior years net operating loss carry forward that had been subject to a full valuation allowance. It is expected that the Company will be able to utilize substantially all of these tax benefits in 2002, as a result of the gain on the sale of the fleet services business, and no longer requires a valuation allowance for the full amount of the benefits. In the 2000 Period, it remained unlikely that the Company could utilize these benefits and an allowance for the entire tax benefit had been established.

Discontinued Operations

      Income from discontinued operations of the fleet services business decreased by $242,000, from $1,022,000 in the 2000 Period to $780,000 in the 2001 Period. While sales increased, resulting in an increase in gross profit of $157,000, this was offset by $285,000 in increased expenses in customer service and support personnel and shop database management, and an increase in income taxes of $114,000.

Extraordinary Item

      In the 2001 Period, extraordinary income, in the amount of $130,000, was realized upon the settlement of a legal and arbitration matter with EDS. This amount had been accrued by the Company in a prior period, but settlement of these matters released the Company from payment of any indebtedness. There was no comparable amount in the 2000 Period.

Liquidity and Capital Resources

      At December 31, 2001, the Company had cash and cash equivalents of $265,000, and also held 195,204 shares of Salomon Smith Barney Adjustable Rate Government Income Fund securities valued at $1,915,000, providing a total of $2,180,000 in available liquidity, versus a total of $1,692,000 at December 31, 2000. The Company's operating activities provided $707,000 of cash in the 2001 Period versus $488,000 in the 2000 Period. In addition, the sale of the FS business after expenses and taxes, coupled with the sale of preferred stock to PHH in February 2002, should provide cash of approximately $6.5 million. The Company believes that its present financial condition, combined with the funds it received from the sale of FS, will enable it to continue to support its operations for the next twelve months, and for some period thereafter depending on its activities and use of funds in developing existing or new businesses.

      During November 2000 a registration statement with the Securities and Exchange Commission became effective that provided up to $10 million in equity financings, over a one-year period from the effective date of the registration. No funding occurred under this agreement upon its expiration in November 2001 since the company was able to finance all of its needs through internally generated cash flow. The financing source was granted warrants to purchase 68,970 shares of the Company's common stock at a price per share of $2.17.

Deferred Income taxes

      The Company has a net operating loss carry forward of approximately $5.0 million that is available to offset future taxable income at December 31, 2001. The Company expects that it will utilize substantially all of these benefits in calendar 2002 upon the recording of the gain on the sale of the FS business. Accordingly, at December 31, 2001, it has recorded nearly all of the tax benefits in the accompanying financial statements.

Forward Looking Statements - Cautionary Factors

      Certain statements in this report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

1. As the Company has embarked on an Internet strategy whereby it offers auto collision managed care services on its website, there will be new and additional risks that may influence the business of the Company. These risks are:

      o The Company's website offers auto collision managed care services on the Internet, and we are not sure our business model will be successful or that we can generate sufficient revenue from this activity.

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

      o We are uncertain of our ability to obtain additional financing for our future capital needs. If we are unable to obtain additional financing, we may not be able to continue to operate our business or create the growth we wish. We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and other cash requirements at least for the next 12 months, and beyond. However we may need to raise additional funds, in order to fund more rapid expansion, for acquisitions, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies.

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

2. As the Company's proprietary programs gain more success, it is possible that the competition will attempt to copy these programs and incorporate them into their programs. This could lead to increased competitive pressures on those programs that are the most successful. The competition could result in decreased profit margins and/or the loss of certain customers.

3. The Company, under the CRM, or the ADS, has clients that either individually control a large number of insureds, or a large number of participants in programs such as Driver's Shield(R). The loss of any one insurance company, or affinity group, terminating its relationship with the Company, could have an adverse impact on the continued growth of that business. The Company has addressed the issue of customer retention by implementing a policy of entering into long-term contracts with its customers.

4. The Company has been able to assemble a network of independently owned and operated repair shops throughout the United States. These collision repair shops must maintain the high quality repairs standard that has enabled the Company to continue to retain and attract new clients. The Company's inability to retain these quality repair shops and maintain their individually high repair standards could have a material adverse impact upon all of the Company's vehicle collision repair programs.

5. Certain senior management personnel may be able to exercise voting control. Barry Siegel, our Chairman of the Board and Chief Executive Officer, beneficially owns and controls the vote of approximately 16 % of the outstanding shares of our common stock. In addition, Barry J. Spiegel, a director and the President of ADS, beneficially owns and controls the vote of approximately 13% of the outstanding shares of our common stock. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for common stock. In addition, Mr. Siegel and Mr. Spiegel are in a position to impede transactions that may be desirable for other shareholders.

6. Our articles of incorporation and by-laws contain certain provisions that could make it more difficult for shareholders to effect certain corporate actions, and could make it more difficult for anyone to acquire control of us without negotiating with our board of directors. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

Item 7. FINANCIAL STATEMENTS

The Company's financial statements and schedules appear at the end of this Report after Item 13

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      Each member of our board of directors serves for staggered three-year terms and until his or her successor is duly elected and qualified. Our executive officers and directors are as follows:


Name                                          Age     Position
----                                          ---     --------
Barry Siegel...........................       50      Chairman of the Board,
                                                      Secretary, Chief Executive Officer

Barry J. Spiegel*......................       53      Director, President of
                                                      Affinity Services Division

Gerald M. Zutler.......................       63      President and Chief Operating Officer
Philip B. Kart.........................       52      Sr. Vice President and Chief Financial Officer
Kenneth J. Friedman*...................       48      Director

John M. McIntyre*......................       47      Director

R. Frank Mena*.........................       44      Director

*     Member of the Audit Committee

      Barry Siegel has served as one of our directors and our Secretary since we were incorporated. He has served as our Treasurer since January 1998, as our Chief Executive Officer and Chairman of the Board since November 1997. Previously, he served as our Chairman of the Board, Co-Chief Executive Officer, Treasurer, and Secretary from August 1997 through November 1997. From October 1987 through August 1997, he served as our Co-Chairman of the Board, Co-Chief Executive Officer, Treasurer, and Secretary. He also served for more than five years as Treasurer and Secretary of driversshield.com FS Corp., one of our wholly owned subsidiaries.

      Barry J. Spiegel has served as President of our Affinity Services Division since September 1996. He served as President of American International Insurance Associates, Inc. from January 1996 through August 1996. For more than five years prior to August 1996, Mr. Spiegel served as Senior Vice President at American Bankers Insurance Group, Inc.

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

      Kenneth J. Friedman has served as our director since October 1998. Mr. Friedman has for more than five years served as President of the Primary Group, Inc., an executive search consultant.

      John M. McIntyre, 47, was elected to our board of directors on December 4, 2001. He has spent the last 20 years working in the auto repair industry. In 1981, he founded Apple Auto Body Incorporated, a privately owned, multiple-location group of auto repair shops based in Massachusetts, and since 1981 has acted as its president. In 1989 he founded Trust Group Inc., a privately held property and casualty insurer based in Massachusetts. Since 2000, Mr. McIntyre has also been a member of Barefoot Properties of Hilton Head, LLC, a rental-property broker based in Hilton Head, South Carolina. Since 1977, he has also served as a financial consultant to TeleSouth a division of RHS Communications. Mr. McIntyre holds a Bachelor of Science in Public Administration From Bentley College, Waltham, MA.

      R. Frank Mena, 44, R. Frank Mena was elected to the Board of Directors on May 13, 1999. Mr. Mena is both a technologist and developer by background. He was a founder and Executive Vice President and Chief Technology Officer of Cheyenne Software. Presently, he acts as a consultant in the computer systems industry. Mr. Mena did not stand for re-election at the 2001 Annual Shareholders Meeting.

Compensation of Directors

We do not pay our directors for serving on our board. Our 1995 Incentive Stock Plan (the "Plan") does, however, provide that when they are elected to the board and every anniversary thereafter as long as they serve, our non-employee directors are granted a non-statutory stock option to purchase up to 15,000 shares of our common stock. Effective February 4, 2002, the Board of Directors amended the Plan increasing 50,000 shares the annual stock option grant to non-employee directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

      We are not aware of any officer or director that did not comply with
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2001.

Item 10. Executive Compensation

Summary Compensation

      The following table summarizes the compensation we paid or compensation accrued for services rendered for the years ended December 31, 1999, 2000 and 2001, for our Chief Executive

Officer and each of the other most highly compensated executive officers who earned more than $100,000 in salary (there were no bonus payments during these years) for the year ended December 31, 2001:

                           SUMMARY COMPENSATION TABLE

                                                                           Securities
                                                                           Underlying
Name and Position(s)                          Year        Salary ($)       Options (#)
--------------------                          ----        ----------       -----------
Barry Siegel
     Chairman of the Board of                 2001          285,000                 0
     Directors, Secretary and Chief           2000          276,492           200,000
     Executive Officer                        1999          215,385         1,100,000

Gerald Zutler                                 2001          149,525                 0
     President and Chief Operating            2000          145,540           150,000
     Officer                                  1999          137,211           415,000

Barry J. Spiegel                              2001          129,525                 0
     President, DriverShield ADS              2000          122,154           150,000
     Corp.                                    1999          104,249           330,000

Philip B. Kart
     Sr. Vice President and Chief             2001          139,093                 0
     Financial Officer                        2000           32,000           225,000

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

      We are party to an employment agreement with Barry Siegel that commenced on January 1, 2002, and expires on December 31, 2004. Mr. Siegel's annual salary is $300,000, and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 300,000 shares of the Company's common stock. His employment agreement provides that following a change of control (as defined in the agreement), we will be required to pay Mr. Siegel (1) a severance payment of 300% of his average annual salary for the past five years, less $100, (2) the cash value of his outstanding but unexercised stock options, and (3) other perquisites should he be terminated for various reasons specified in the agreement. The agreement specifies that in no event will any severance payments exceed the amount we may deduct under the provisions of the Internal Revenue Code. In recognition of the sale of the fleet services business, Mr. Siegel was also awarded a $250,000 bonus, which was paid in February 2002, and an additional grant of 250,000 options.

      We are party to an employment agreement with Gerald M. Zutler that commenced on January 1, 2002, and expires on December 31, 2004. Mr. Zutler's annual salary is $190,000, and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 200,000 shares of the Company's common stock. His employment agreement contains a change in control provision that mirrors that in Mr. Siegel's employment agreement, except that the applicable percentage for severance payment purposes is 100%. Mr. Zutler also participates in our Corporate Compensation Program.

      We are party to an employment agreement with Barry J. Spiegel that commenced on January 1, 2002, and expires on December 31, 2004. Mr. Spiegel's annual salary is $175,000 per annum and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 250,000 shares of the Company's common stock, and the applicable percentage for severance payment purposes is 100%. Mr. Spiegel also participates in our Corporate Compensation Program. His employment agreement provides that following a change in control (as defined in the agreement), all stock options previously granted to him will immediately become fully exercisable.

      We are party to an employment agreement with Philip B. Kart that commenced on January 1, 2002, and expires on December 31, 2003. Mr. Kart's annual salary is $155,000 per annum and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 150,000 shares of the Company's common stock and the applicable percentage for severance payment purposes is 100%. Mr. Kart also participates in our Corporate Compensation Program. His employment agreement provides that following a change in control (as defined in the agreement), all stock options previously granted to him will immediately become fully exercisable.

      In early 1999, Mr. Siegel, Mr. Spiegel and Mr. Zutler voluntarily agreed to a reduction in his annual salary, with the other terms of his employment agreement remaining unaffected. Mr. Siegel's salary was reduced by $100,000, Mr. Zutler's by $15,000, and Mr. Spiegel's by $30,000. In consideration for these salary reductions, we granted Mr. Siegel, Mr. Zutler, and Mr. Spiegel options to purchase 100,000, 15,000, and 30,000 shares of our common stock, respectively. In 2000 the salaries of the above-mentioned executives were returned to their original levels.

Stock Options

      We did not make any awards of stock options during the last fiscal year to the executive officers named in the summary compensation table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUE TABLE

                                                                   Number of Securities             Value of Unexercised
                             Shares                               Underlying Unexercised                In-the-Money
                            Acquired            Value             Options/SARs at FY-End           Options/SARs at FY-End
                          on Exercise          Realized         (Exercisable/Unexercisable)       (Exercisable/Unexercisabl)
                        ---------------        --------         ---------------------------       --------------------------
Name                          (#)                ($)                        (#)                               ($)
----                          ---                ---                        ---
Barry Siegel                  None                0                      500,000/0                        $314,500/ 0

Gerald M. Zutler              None                0                      565,000/0                        $304,150/ 0

Barry J. Spiegel              None                0                      316,666/0                        $227,500/ 0

Philip B. Kart                None                0                    91,667/133,333                   $87,054/126,666

Item 11. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

                      EQUITY COMPENSATION PLAN INFORMATION

                                    Shares to be issued
                                      upon exercise of          Weighted average          Number of Securities
                                    outstanding options,            exercise              Available for Future
                                     warrants or stock                price                    Issuance
Plan Category                            rights(#)                     ($)                        (#)
-------------                      ---------------------        ----------------          --------------------
Approved by Shareholders:
Stock Option Plan                        3,223,667                    $ .88                    3,776,333

Underwriters Warrants                       68,970                    $2.17                        0

Not Approved by Shareholders:
Consultant's Warrants                      125,000                    $ .60                        0
Private Placement Warrants                 581,250                    $5.75                        0

      The following tables provide information about the beneficial ownership of our common stock as of March 20, 2002. We have listed each person who beneficially owns more than 5% of our outstanding common stock, each of our directors and executive officers identified in the summary compensation table, and all directors and executive officers as a group. Unless otherwise indicated, each of the listed shareholders has sole voting and investment power with respect to the shares beneficially owned.

                        SECURITY OWNERSHIP OF MANAGEMENT

                                Name and Address of           Amount and Nature of         Percentage of
Title of Class                    Beneficial Owner              Beneficial Owner          Common Stock(1)
---------------                 -------------------           --------------------        ---------------
Common stock                    Barry Siegel                  2,272,697 (2)(3)(4)              20.0%
                                c/o DriverShield Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common stock                    Lisa Siegel                   2,272,697 (2)(3)(4)              20.0%
                                c/o Barry Siegel
                                DriverShield Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common stock                    Gerald M. Zutler                766,000 (5)                     6.7%
                                c/o DriverShield Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common stock                    Barry J. Spiegel              1,747,627 (6)                    15.7%
                                c/o DriverShield Corp
                                51 East Bethpage Road
                                Plainview, NY 11803

Common stock                    Philip B. Kart                   91,667 (7)                      .8%
                                c/o DriverShield Corp
                                51 East Bethpage Road
                                Plainview, NY 11803

Common stock                    Kenneth J. Friedman             184,999 (8)                     1.7%
                                c/o DriverShield Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common stock                    John M. McIntyre                 41,500 (9)                      .4%
                                c/o DriverShield Corp.
                                51 East Bethpage Road
                                Plainview, NY 11803

Common stock                    All directors & officers      5,104,490                        41.1%
                                as a group

(1)   The percentages have been calculated in accordance with Instruction 3 to
      Item 403 of Regulation S-B. Percentage of beneficial ownership is calculated assuming 10,796,988 shares of common stock were outstanding on March 28, 2002.

(2) Includes 3,334 shares held by Barry Siegel as custodian for two nephews and 67 shares held directly by Barry Siegel's wife, Lisa Siegel. Both Barry and Lisa Siegel disclaim beneficial ownership of shares held by the other.

(3) Includes options held by Barry Siegel to purchase 500,000 shares of common stock exercisable within 60 days of March 28, 2002.

(4) Includes options held by Lisa Siegel to purchase 68,334 shares of common stock exercisable within 60 days of March 28, 2002.

(5) Includes options to purchase 565,000 shares of common stock exercisable within 60 days of March 28, 2002.

(6) Includes options to purchase 316,666 shares of common stock exercisable within 60 days of March 28, 2002.

(7) Includes options to purchase 91,667 shares of common stock exercisable within 60 days of March 28, 2002.

(8) Includes options to purchase 60,000 shares of common stock exercisable within 60 days of March 28, 2002.

(9) Includes option to purchase 15,000 shares of common stock exercisable within 60 days of March 28, 2002.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits

3.1   Restated and Amended Certificate of Incorporation filed herein.

3.2   Amended and restated By-laws of the Company, incorporated by reference to
      Exhibit 4 to the Company's Current Report on Form 8-K dated December 28, 1998.

4.0 Shareholders Rights Agreement, dated as of December 28, 1998, between First Priority Group, Inc. and North American Transfer Co., as Rights Agent, together with Exhibits A, B and C attached thereto incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on December 31, 1998.

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

      10.4 Severance Agreement dated August 17, 1998 between the Company and Michael Karpoff incorporated by reference to Exhibit 10.21 of the Company's Form 10-KSB for the year ended December 31, 1998.

      10.5 Service Agreement dated November 29, 1999 between the Company, driversshield.com Corp., Electronic Systems Corporation and EDS Information Services L.L.C incorporated by reference and previously filed with the Commission.

      10.6 Stock Purchase Agreement dated October 29, 2001 by and among PHH Vehicle Management Services, LLC, and driversshield.com Corp., and driversshield.com FS Corp incorporate by reference as Exhibit 10.1 to the Form 10-QSB for the period ended September 30, 2002.

      13.1 Form 10-QSB for the quarter ending March 31,2001 incorporated by reference and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 2001 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2001 incorporated by reference and previously filed with the Commission.

21    List of subsidiaries filed herein.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DriverShield Corp


By: /s/ Barry Siegel
    -----------------------------------
    Barry Siegel
    Chairman of the Board of Directors,
    Treasurer, Secretary,
    Chief Executive Officer,

Date: April 1, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Barry Siegel                                 Date: April 1, 2002
    -----------------------------------
    Barry Siegel
    Chairman of the Board of Directors,
    Treasurer, Secretary,
    Chief Executive Officer,

By: /s/ Barry Siegel                                 Date: April 1, 2002
    -----------------------------------
    Barry Siegel
    President
    Driversshield.com ADS Corp.
    Director

By: /s/ Philip Kart                                  Date: April 1, 2002
    -----------------------------------
    Philip Kart
    Chief Financial Officer

By: /s/ Kenneth J. Friedman                          Date: April 1, 2002
    -----------------------------------
    Kenneth J. Friedman
    Director

By: /s/ John M. McIntyre                             Date: April 1, 2002
    -----------------------------------
    John M. McIntyre
    Director

                           INDEX OF EXHIBITS

(a)   List of Exhibits

3.1   Restated and Amended Certificate of Incorporation filed herein.

3.2.  Amended and restated By-laws of the Company, incorporated by reference to
      Exhibit 4 to the Company's Current Report on Form 8-K dated December 28, 1998.

4.0 Shareholders Rights Agreement, dated as of December 28, 1998, between First Priority Group, Inc. and North American Transfer Co., as Rights Agent, together with Exhibits A, B and C attached thereto incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on December 31, 1998.

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

            10.4 Severance Agreement dated August 17, 1998 between the Company and Michael Karpoff incorporated by reference to Exhibit 10.21 of the Company's Form 10-KSB for the year ended December 31, 1998.

            10.5 Service Agreement dated November 29, 1999 between the Company, driversshield.com Corp., Electronic Systems Corporation and EDS Information Services L.L.C incorporated by reference and previously filed with the Commission.

            10.6 Stock Purchase Agreement dated October 29, 2001 by and among PHH Vehicle Management Services, LLC, and driversshield.com Corp., and driversshield.com FS Corp incorporate by reference as Exhibit 10.1 to the Form 10-QSB for the period ended September 30, 2002.

            13.1 Form 10-QSB for the quarter ending March 31,2001 incorporated by reference and previously filed with the Commission.

            13.2 Form 10-QSB for the quarter ending June 30, 2001 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2001 incorporated by reference and previously filed with the Commission.

21    List of subsidiaries filed herein.

                      DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

               Report of Independent Certified Public Accountants

Board of Directors
DriverShield Corp.
Plainview, New York

We have audited the accompanying consolidated balance sheets of DriverShield Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DriverShield Corp. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


Melville, New York                                NUSSBAUM YATES & WOLPOW, P.C.
March 1, 2002

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                           ASSETS
                                                                 2001           2000
                                                             -----------    -----------
Current assets:
   Cash and cash equivalents                                 $   265,408    $   902,378
   Accounts receivable                                           136,450        268,511
   Investment securities                                       1,915,121        789,505
   Prepaid expenses and other current assets                     167,601         99,074
   Investment in net assets of discontinued
     operations (Note 3)                                          32,000        331,580
   Deferred tax assets                                         1,900,000             --
                                                             -----------    -----------
               Total current assets                            4,416,580      2,391,048
Property and equipment, net                                      615,630        820,404
Security deposits and other assets                                27,563         27,738
                                                             -----------    -----------
               Total assets                                  $ 5,059,773    $ 3,239,190
                                                             -----------    -----------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $   155,330    $   277,633
   Accrued expenses and other current liabilities                433,796        163,358
   Notes payable                                                      --         14,644
                                                             -----------    -----------
               Total current liabilities                         589,126        455,635
                                                             -----------    -----------
Shareholders' equity:
   Common stock, $.015 par value, authorized
     30,000,000 shares; issued 11,516,655 shares
     in 2001 and 11,241,655 shares in 2000                       172,750        168,625
   Preferred stock all series, $.01 par value, authorized
     1,000,000 shares; none issued or outstanding                     --             --
   Additional paid-in capital                                  9,792,244      9,275,656
   Accumulated other comprehensive income,
     unrealized holding gain on investment securities                680          3,570
   Deficit                                                    (4,011,993)    (5,181,262)
                                                             -----------    -----------
                                                               5,953,681      4,266,589
   Less common stock held in treasury, at cost,
     719,667 shares in 2001 and 2000                           1,483,034      1,483,034
                                                             -----------    -----------
               Total shareholders' equity                      4,470,647      2,783,555
                                                             -----------    -----------
               Total liabilities and shareholders' equity    $ 5,059,773    $ 3,239,190
                                                             -----------    -----------

                 See notes to consolidated financial statements.

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                           DECEMBER 31, 2001 AND 2000

                                                                2001           2000
                                                            -----------    -----------
Revenues (principally automobile affinity services)         $ 1,696,856    $ 1,840,155
                                                            -----------    -----------
Operating expenses:
   Sales and marketing                                          692,116        207,768
   General and administrative                                 2,276,196      2,282,297
   Non-cash compensation (Note 9)                               240,236             --
   Depreciation and amortization                                350,032        282,051
   Asset impairment (Note 6)                                     58,719             --
                                                            -----------    -----------
             Total operating expenses                         3,617,299      2,772,116
                                                            -----------    -----------
                                                             (1,920,443)      (931,961)
                                                            -----------    -----------
Other income (expense):
   Realized loss on investment                                       --         (1,518)
   Investment and other income                                  196,997        141,231
   Interest expense                                              (1,500)        (4,500)
   Other expenses (shares issued for
     restriction agreement (Note 10))                           (77,438)            --
                                                            -----------    -----------
             Total other income                                 118,059        135,213
                                                            -----------    -----------
Loss from continuing operations before income tax benefit    (1,802,384)      (796,748)

Income tax benefit (Note 14)                                 (2,061,703)       (22,728)
                                                            -----------    -----------
Income (loss) from continuing operations                        259,319       (774,020)

Income from discontinued operations (net of income
   taxes of $144,454 and $30,003 in 2001 and 2000)
   (Note 3)                                                     779,788      1,021,772
                                                            -----------    -----------
Income before extraordinary item                              1,039,107        247,752

Extraordinary gain from release of indebtedness (net
   of taxes of $24,113) (Note 4)                                130,162             --
                                                            -----------    -----------
Net income                                                  $ 1,169,269    $   247,752
                                                            -----------    -----------
Basic earnings (loss) per common share:
  Continuing operations                                     $       .02   ($       .08)
  Discontinued operations                                           .08            .10
  Extraordinary gain                                                .01             --
                                                            -----------    -----------
               Total                                        $       .11    $       .02
                                                            -----------    -----------
Diluted earnings (loss) per common share:
  Continuing operations                                     $       .02   ($       .08)
  Discontinued operations                                           .08            .10
  Extraordinary gain                                                .01             --
                                                            -----------    -----------

               Total                                        $       .11    $       .02
                                                            -----------    -----------
Weighted average number of common shares outstanding:
  Basic                                                      10,709,111      9,956,892
                                                            -----------    -----------
  Diluted                                                    11,109,418      9,956,892
                                                            -----------    -----------

                 See notes to consolidated financial statements.

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           DECEMBER 31, 2001 AND 2000

                                                                      Accumu-
                                                                      lated
                                                                      Other
                                                                      Compre-                                              Total
                                   Common Stock         Additional    hensive                      Treasury Stock          Share-
                               ---------------------     Paid-in      Income                    ---------------------     holders'
                                 Shares      Amount      Capital      (Loss)       Deficit      Shares      Amount         Equity
                               ----------   --------   -----------    --------   -----------    -------   -----------    ----------
Balance, January 1, 2000        8,598,467   $128,977   $ 7,823,916    ($4,095)   ($5,429,014)   296,667   ($  119,162)   $2,400,622
                                                                                                                         ----------
Net income                             --         --            --         --        247,752         --            --       247,752
Uunrealized holding gain
  arising during period                --         --            --      7,665             --         --            --         7,665
                                                                                                                         ----------
Comprehensive income                                                                                                        255,417
Exercise of options
  in exchange for
  tendered common shares        1,866,333     27,995     1,335,877         --             --    423,000    (1,363,872)           --
Exercise of underwriter
  warrants                        776,855     11,653        (2,653)        --             --         --            --         9,000
Options granted for services           --         --        59,421         --             --         --            --        59,421
Registration costs                     --         --       (16,002)        --             --         --            --       (16,002)
Short-swing profits
  reimbursed to Company                --         --        75,097         --             --         --            --        75,097
                               ----------   --------   -----------    -------     ----------    -------   -----------    ----------
Balance, December 31, 2000     11,241,655    168,625     9,275,656      3,570     (5,181,262)   719,667    (1,483,034)    2,783,555
                                                                                                                         ----------
Net income                             --         --            --         --      1,169,269         --            --     1,169,269
Unrealized holding loss
  arising during period                --         --            --     (2,890)            --         --            --        (2,890)
                                                                                                                         ----------
Comprehensive income                                                                                                      1,166,379
Shares issued in
  exchange for restriction
  agreement                       175,000      2,625        74,813         --             --         --            --        77,438
Shares issued for services        100,000      1,500       148,500         --             --         --            --       150,000
Non-cash compensation
  recorded for variable
  priced options                       --         --       240,236         --             --         --            --       240,236
Options and warrants
  granted for services                 --         --        53,039         --             --         --            --        53,039
                               ----------   --------   -----------    -------    -----------    -------   -----------    ----------
Balance, December 31, 2001     11,516,655   $172,750   $ 9,792,244    $   680    ($4,011,993)   719,667   ($1,483,034)   $4,470,647
                               ==========   ========   ===========    =======    ===========    =======   ===========    ==========

                 See notes to consolidated financial statements.

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                       2001           2000
                                                                    -----------    -----------
Cash flows provided by operating activities:
   Net income                                                       $ 1,169,269    $   247,752
                                                                    -----------    -----------
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation, amortization, and asset impairment                 408,751        282,051
       Shares issued for restriction agreement                           77,438             --
       Shares issued for consulting services                            150,000             --
       Non-cash compensation                                            240,236             --
       Options and warrants granted for services                         53,039         59,421
       Gain on sale of property and equipment                            (3,198)            --
       Deferred tax benefit                                          (1,900,000)            --
       Realized loss on investment                                           --          1,518
       Changes in assets and liabilities:
         Accounts receivable                                            132,061      1,526,229
         Prepaid expenses and other current assets                      (68,527)       (59,698)
         Investment in net assets of discontinued operations            299,580       (331,580)
         Security deposit and other assets                                  175          7,550
         Accounts payable                                              (122,303)      (660,785)
         Accrued expenses and other current liabilities                 270,438       (584,209)
                                                                    -----------    -----------
              Total adjustments                                        (462,310)       240,497
                                                                    -----------    -----------
              Net cash provided by operating activities                 706,959        488,249
                                                                    -----------    -----------
Cash flows used in investing activities:
   Purchase of property and equipment                                  (216,379)      (413,361)
   Purchase of investment securities                                 (1,128,506)       (47,095)
   Proceeds from sale of investment securities                               --        300,000
   Proceeds from sale of property and equipment                          15,600             --
                                                                    -----------    -----------
              Net cash used in investing activities                  (1,329,285)      (160,456)
                                                                    -----------    -----------
Cash flows provided by (used in) financing activities:
   Repayment of notes payable                                           (14,644)       (35,869)
   Proceeds from short-swing profits                                         --         75,097
   Registration costs                                                        --        (16,002)
   Proceeds from exercise of warrants                                        --          9,000
                                                                    -----------    -----------
              Net cash provided by (used in) financing activities       (14,644)        32,226
                                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents                   (636,970)       360,019
Cash and cash equivalents at beginning of year                          902,378        542,359
                                                                    -----------    -----------
Cash and cash equivalents at end of year                            $   265,408    $   902,378
                                                                    -----------    -----------
Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes                       $     6,864    $     7,275
                                                                    -----------    -----------
   Cash paid during the year for interest                           $     1,500    $     4,500
                                                                    -----------    -----------

                 See notes to consolidated financial statements.

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.    Summary of Significant Accounting Policies

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of DriverShield Corp. (formerly known as driversshield.com Corp.) and its wholly-owned subsidiaries (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

      Discontinued Operations

      On February 7, 2002, the Company sold its fleet services business (see
      Note 3). The Company's consolidated balance sheets and statements of cash flows and the consolidated statements of income for the years ended December 31, 2001 and 2000 reflect the results of this business as Discontinued Operations. Accordingly, the 2000 financial statements have been reclassified. Prior to 2001, the fleet service business comprised the vast majority of the Company's business (86% of revenue in 2000). Although the Company only reported as one business segment, the Company operated as distinct businesses with separate major lines of businesses and classes of customers. Accordingly, upon the sale of the fleet services business, the Company determined that the fleet business should be reported as a discontinued operation.

      Property and Equipment

      Property and equipment are stated at cost. The Company provides depreciation for machinery and equipment and for furniture and fixtures by the straight-line method over the estimated useful lives of the assets, principally five years. Leasehold improvements are amortized over the estimated useful lives or the remaining term of the lease, whichever is less. Website development costs are amortized over the estimated useful life of three years on a straight-line basis.

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

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.    Summary of Significant Accounting Policies (Continued)

      Revenue Recognition

      The Company recognizes revenue for its collision repairs at the time of customer approval and completion of repair services. The Company warrants such services for varying periods ranging up to the period that the driver owns or operates the vehicle. Such warranty expense is borne by both the Company and the repair facilities; resulting from its management of the repair process, and the selection of facilities, warranty expense and has not been material to the Company. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), the Company has determined that the portion of its business representing automobile affinity services should be displayed in the financial statements on a net basis and recognized as such services are rendered.

      Use of Estimates

      In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments

o     Cash and Cash Equivalents

      The carrying amounts approximate fair value due to the short maturity of the instruments.

o     Investments

      Investments are stated at fair value as measured by quoted market prices.

o     Notes Payable

      The carrying amount of the Company's notes payable approximates fair value.

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.    Summary of Significant Accounting Policies (Continued)

      Advertising Expense

      Advertising expense, which is expensed as incurred, amounted to approximately $96,000 and $86,000 in 2001 and 2000.

      Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets.

      The Company does not believe that this pronouncement will have a significant effect on the Company's financial position or results of operations.

2.    Description of Business and Concentrations

      The Company, through its fleet services subsidiary, had been, since its inception, engaged in automotive fleet management and administration of automotive repairs for major, nationally recognized corporate clients throughout the United States. It offered its clients a cost-effective method for repairing their vehicles by arranging for repair of the vehicles through its nationwide network of independently owned contracted facilities, and it also offered subrogation, salvage and appraisal services. This business was sold in 2002 (see Note 3).

      The Company now offers similar collision repair management services for the insurance industry nationwide through a website on the Internet. Revenues for such services commenced in December 2001. In addition, the Company provides automobile affinity services for individuals which, to date, have been sold through large financial institutions. The Company believes that it operates in one operating business segment.

      The Company is subject to credit risk through trade receivables. The Company does not obtain collateral or other security for its receivables. Such risk is minimized through contractual arrangements with its customers, as well as the size and financial strength of its customers. Based upon the Company's continuing operations, one customer accounted for 87% of the Company's sales in 2001 and 90% of its receivables at December 31, 2001, and 94% of its sales in 2000 and 98% of its receivables at December 31, 2000. The Company has no financial instruments with significant off-balance-sheet risk or concentration of credit risk.

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

3.    Discontinued Operations

      On February 4, 2002, the Company's shareholders approved the sale of all the outstanding shares of a wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), its collision repair and fleet services business, to PHH Vehicle Management Services, LLC d/b/a PHH Arval ("PHH"), a subsidiary of the Cendant Corporation (NYSE symbol "CD") for $6.3 million in cash, in accordance with a Stock Purchase Agreement (the "Purchase Agreement") dated October 29, 2001 and, pursuant to the Preferred Stock Purchase Agreement of the same date, approved the sale of $1.0 million of the Company's convertible preferred stock to PHH. These transactions were consummated on February 7, 2002. The Company expects to record a pre-tax gain of approximately $5.8 million in its first fiscal quarter of 2002 (see Note 14).

      Pursuant to the Preferred Stock Purchase Agreement, PHH invested $1.0 million to acquire 1,000 shares of the Company's Series A Convertible Preferred Stock, par value of $.01 per share (the "Preferred Shares"). The Preferred Shares can be converted, at the holder's discretion, into 500,000 shares of the Company's common stock (subject to adjustments for stock splits, re-capitalization and anti-dilution provisions). Other key terms of the Preferred Shares include: voting rights, together with the common shareholders, on all matters, and separately on certain specified matters; a liquidation preference equal to 125% of their initial investment paid only in the event of dissolution of the Company; the nomination of one board member; certain pre-emptive rights and registration rights; and the approval of Preferred Shares for certain corporate actions.

      The accompanying consolidated statements of operations and the consolidated balance sheets have been presented to reflect the sale of the fleet business as discontinued operations. Operating results of the discontinued fleet services operations for the years ended December 31, 2001 and 2000 are summarized as follows:

                                                   2001             2000
                                               ------------    ------------
Revenues                                       $ 14,358,976    $ 12,610,948
Cost of sales                                   (11,959,279)    (10,368,412)
Selling, general and administrative              (1,475,455)     (1,190,761)
                                               ------------    ------------

Income from discontinued operations, pre-tax   $    924,242    $  1,051,775
                                               ============    ============

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

3. Discontinued Operations: Sale of Collision Repair and Fleet Services Business (Continued)

      The investment in the net assets of discontinued operations, reflected in the accompanying consolidated balance sheets at December 31, 2001 and 2000, consisted of the following:

                                              2001             2000
                                           -----------     -----------
Cash                                       $   155,261     $   137,488

Accounts receivable, net                     1,141,654       1,545,236

Prepaid expenses                                 2,450              --

Accounts payable and accrued expenses       (1,267,365)     (1,351,144)
                                           -----------     -----------

Net assets of discontinued operations      $    32,000     $   331,580
                                           ===========     ===========

4.    Extraordinary Gain from Release of Indebtedness

      In November 2001, the Company reached an agreement with Electronic Data Systems Corp. Both parties released each other from any and all existing claims, and terminated the arbitration and legal proceedings related to a dispute over website design. Accordingly, the Company recognized $154,275 of extraordinary pre-tax gain related to indebtedness that had been previously recorded.

5.    Investment Securities

                                                                                                         Unrealized
                                                                  Cost              Fair Value          Holding Gain
                                                             --------------        ------------        --------------
       At December 31, 2001:

         Available for sale, 195,204 shares of
           Salomon Smith Barney Adjustable
           Rate Government Income Fund                         $1,914,441           $1,915,121             $   680
                                                               ----------           ----------             -------

       At December 31, 2000:

         Available for sale, 80,624 shares of
           Salomon Smith Barney Adjustable
           Rate Government Income Fund                        $   785,935          $   789,505              $3,570
                                                              -----------          -----------              ------

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

6.    Property and Equipment and Asset Impairment

      Property and Equipment

                                             2001               2000
                                          ----------         ----------
Machinery and equipment                   $  901,017         $1,038,510
Furniture and fixtures                       204,423            288,107
Leasehold improvements                        22,485             19,886
Website development costs                    539,416            353,438
                                          ----------         ----------

                                           1,667,341          1,699,941
Less accumulated depreciation
  and amortization                         1,051,711            879,537
                                          ----------         ----------

                                          $  615,630         $  820,404
                                          ==========         ==========

      Asset Impairment

      Pursuant to SFAS 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to Be Disposed of," the Company recorded impairment charges of $58,719 at December 31, 2001 in the accompanying consolidated statement of income.

7.    Notes Payable

      In August 1998, the Company agreed to pay severance to its former Co-Chairman and President in the amount of $100,000 including imputed interest of 8.5% in quarterly installments of $12,500 commencing March 31, 1999. Amounts remaining on the note were paid in 2001.

8.    Earnings Per Share

      Basic earnings per share are computed by dividing the earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. The computation of diluted earnings per common share in 2001 and 2000 excludes the effect of the assumed exercise of approximately 1,275,000 and 730,000 stock options and warrants that were outstanding as of December 31, 2001 and 2000 because the effect would be anti-dilutive.

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

8.    Earnings Per Share (Continued)

      The reconciliations between basic and diluted earnings per common share are as follows:

                                                           2001                                              2000
                                         -------------------------------------------    -------------------------------------------
                                           Net Income          Shares      Per-Share        Net Income      Shares       Per-Share
                                         ---------------     ---------    ----------       -------------    ------      -----------
Basic earnings per
  common share                              $1,169,269       10,709,111       $.11          $247,752       9,956,892        $.02

Effect of dilutive  securities,
  stock options and warrants                        --          400,307         --                --              --          --
                                            ----------       ----------       ----          --------       ---------        ----

Diluted earnings per
    common share                            $1,169,269       11,109,418       $.11          $247,752       9,956,892        $.02
                                            ==========       ==========       ====          ========       =========        ====

9.    Stock Options

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

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

9.    Stock Options (Continued)

      Stock Compensation Plan (Continued)

      For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2001 and 2000, respectively: annual dividends of $-0-for both years, expected volatility of 139% and 134%, risk-free interest rate of 4.18% and 6.24%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2001 and 2000 was $1.15 and $.49, respectively.

      Under the above model, the total value of stock options granted in 2001 and 2000 was $51,824 and $661,822, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to five years (not including performance-based stock options granted in 2001 and 2000, see below). Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS No. 123, the Company's net income
      (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                     2001              2000
                                                -------------     -------------
Net income (loss):
  As reported                                      $1,169,269       $   247,752
  Pro forma                                        $  337,965      ($ 1,402,539)

Basic earnings (loss) per share:
    As reported                                    $      .11       $      .02
    Pro forma                                      $      .03      ($      .14)

Diluted earnings (loss) per share:
    As reported                                    $      .11       $      .02
    Pro forma                                      $      .03      ($      .14)

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

9.    Stock Options (Continued)

      Variable-Priced Options

      In October 1999, the Company repriced certain options granted to employees and third parties, representing the right to purchase 2,200,000 shares of common stock. The grants gave the holders the right to purchase common stock at prices ranging from $1.00 to $1.24 per share. The options were repriced at prices ranging from $.75 to $.83 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). Pursuant to FASB interpretation No. 44, the Company accounts for these modified option awards as variable from the date of the modification to the date the awards are exercised, forfeited, or expire unexercised. For the year ended December 31, 2001, $240,236 in non-cash compensation charges were recorded. No compensation was recorded through December 31, 2000.

      Non-Incentive Stock Option Agreements

      The Company has non-incentive stock option agreements with five of its directors and/or officers.

      Summary

      Stock options transactions (other than performance-based stock options) are summarized as follows:

                                                                                 Weighted
                                                Number          Exercise         Average
                                                  of             Price           Exercise
                                                Shares           Range            Price
                                              ---------       ------------       --------
Options outstanding, January 1, 2000          3,960,000       $.12 - $3.75       $    .91

Options granted                               1,340,000       $.31 - $2.38       $    .60

Options canceled                               (140,000)      $.75 - $2.16       $   1.18

Options exercised                            (1,866,333)      $.14 - $1.50       $    .73
                                              ---------

Options outstanding, December 31, 2000        3,293,667       $.31 - $3.75       $    .87

Options granted                                  45,000       $1.10 - $1.49      $   1.27

Options canceled                               (115,000)      $.75 - $1.56       $   1.11
                                              ---------

Options outstanding, December 31, 2001        3,223,667       $.31 - $3.75       $    .88
                                              ---------

Options exercisable, December 31, 2000        2,090,000       $.31 - $3.75       $    .93
                                              ---------

Options exercisable, December 31, 2001        2,716,670       $.31 - $3.75       $    .90
                                              ---------

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

9.    Stock Options (Continued)

      Summary (Continued)

      The following table summarizes information about the options outstanding at December 31, 2001 other than performance-based stock options:

                                                 Options Outstanding                           Options Exercisable
                                ----------------------------------------------------     --------------------------------
                                                     Weighted
                                                      Average            Weighted                               Weighted
         Range of                                    Remaining           Average                               Average
         Exercise                  Number           Contractual          Exercise          Number              Exercise
          Prices                Outstanding         Life (Years)          Price          Exercisable             Price
      -----------------         -----------         ------------       -------------     -----------         -------------
      $ .31 - $1.00               2,568,667             2.63              $ .59           2,158,336              $ .62
      $1.10 - $2.00                 350,000             2.59              $1.50             350,000              $1.50
      $2.13 - $3.75                 305,000             2.13              $2.60             208,334              $2.81

10.   Common Stock and Stock Warrants

      In March 2001, the Company issued 175,000 shares of its common stock to an individual shareholder in consideration for the lock-up of certain shares owned by this individual, and the right to purchase the individual's shares under the same terms and conditions as previously granted to another group. The new shares were issued with a restrictive legend precluding their transferability for twelve months from the date of issue. Additionally, restrictions were placed upon the transfer of other shares held by this individual through December 31, 2001. The Company recorded the cost of this transaction as a non-operating, non-cash expense of $77,438 in 2001.

      In July 2001, the Company issued 100,000 shares of its common stock to an individual in consideration of a consulting agreement covering a one-year period ending June 30, 2002. The Company recorded the cost of the services based on the price per share of its common stock at the date of their issuance, aggregating $150,000, and is amortizing the cost over the term of the contract.

      During 2001, the Company granted warrants to acquire 100,000 of its common stock, at $.53, and an additional 25,000 warrants to acquire 25,000 shares of its common stock at $.87 per share (the fair market values at the dates of the grants) in consideration for certain consulting services. The Company recorded consulting expense in the amount of $9,000, which was equal to the value of the services provided.

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

10.   Common Stock and Stock Warrants (Continued)

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

      A $10 million equity funding commitment, which provided the Company the option of drawing equity financing against an available line, expired in November 2001, and was unused during its twelve- month duration. The financing source was provided warrants to purchase 68,970 of the Company's common stock, at $2.17 per share, in exchange for providing this line.

11.   Preferred Stock Purchase Rights

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

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

11.   Preferred Stock Purchase Rights (Continued)

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

12.   Employee Benefit Plan

      The Company has a 401(k) profit sharing plan for the benefit of all eligible employees as defined in the plan documents. The plan provides for voluntary employee salary contributions from 1% to 15% not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may, at its discretion, match within prescribed limits, the contributions of the employees. Employer contributions to the plan amounted to approximately $16,800 in 2001 and $12,300 in 2000.

13.   Commitments and Contingencies

      Leases

      The Company leases its executive office in Plainview, New York under a noncancelable operating lease, expiring June 30, 2002, which requires minimum annual rentals and certain other expenses including real estate taxes. A portion of the premise is subleased under a lease expiring June 2002. Sublease income was approximately $51,000 and $59,000 for the years ended December 31, 2001 and 2000, respectively. Rent expense including real estate taxes for the years ended December 31, 2001 and 2000 aggregated approximately $199,000 and $190,000, respectively.

      At December 31, 2001, the Company's future minimum rental commitments, net of sublease income of $19,000 in 2002, is $79,000.

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

13.   Commitments and Contingencies (Continued)

      Employment Contracts

      The Company has employment contracts with its four principal officers, three of which expire on December 31, 2004, and one expires on December 31, 2003. The agreements provide minimum annual salaries of $300,000 to the Chief Executive Office ("CEO"), $190,000 to the President, $175,000 to the President of the ADS subsidiary, and $155,000 to the Chief Financial Officer ("CFO"). The CEO's contract also specifies a one-time bonus award of $250,000 plus additional stock options in recognition of the sale of the fleet business in February 2002. Another employment contract with a sales executive, which expires in 2002, provides for a base salary of $110,000 plus incentive compensation for various levels of increased revenue, gross profit or claims processed. In connection with these employment contracts, 1,150,000 options were granted in February 2002.

      The CEO's employment contract provides that, in the event of termination of the employment within three years after a change in control of the Company, then the Company would be liable to pay a lump-sum severance payment of three years' salary (average of last five years), less $100, in addition to the cash value of any outstanding but unexercised stock options. The other employment contracts of the principal officers provide that, in the event of termination of the employment of the officer within one year after a change in control of the Company, then the Company would be liable to pay a lump sum severance payment of one year's salary, as determined on the date of termination or the date on which a change in control occurs, whichever is greater. In no event would the maximum amount payable exceed the amount deductible by the Company under the provisions of the Internal Revenue Code.

14.   Income Taxes

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

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

14.   Income Taxes (Continued)

      At December 31, 2001, the Company has an operating loss carryforward of approximately $5,000,000, which is available to offset future taxable income. The Company expects to utilize most of the tax benefits from the loss carryforwards during 2002 as a result of the sale of its fleet services business (Note 3). At December 31, 2001, a valuation allowance of $200,000 was recognized to offset the full amount of the net deferred tax assets arising from other sources plus $100,000 related to the utilization of the loss carryforwards due to the uncertainty of realizing these assets in the future. At December 31, 2000, a valuation allowance was established to offset the full amount of the deferred tax asset of approximately $1,780,000 since, at that date, it was more likely than not that the Company would not realize the benefit of the loss carryforwards.

      In accordance with generally accepted accounting principles, the effect of the change in the beginning-of-the year balance of the valuation allowance ($1,780,000) that resulted from a change in judgment about the realization of the deferred tax asset has been included in the tax benefit attributable to continuing operations.

      At December 31, 2001, the Company's net operating loss carryforwards are scheduled to expire as follows:

             Year ended December 31,

                       2005          $   38,000
                       2008              36,000
                       2012           1,685,000
                       2018           1,975,000
                       2019             950,000
                       2021             316,000
                                     ----------
                                     $5,000,000
                                     ----------

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

14.   Income Taxes (Continued)

      Income tax expense (benefit) was allocated as follows:

                                                          2001           2000
                                                      -----------      --------
Loss from continuing operations:
  Beginning of the year valuation allowance           ($1,780,000)     $     --
  Current year continuing operations                     (281,703)      (22,728)
                                                      -----------      --------

                                                       (2,061,703)      (22,728)

Income from discontinued operations                       144,454        30,003

Extraordinary gain                                         24,113            --
                                                      -----------      --------

                                                      ($1,893,136)     $  7,275
                                                      -----------      --------

Income tax expense (benefit) from continuing operations was comprised of the following:

                                                          2001           2000
                                                      -----------      --------
Current tax expense (benefit):
  Federal                                             $        --      $     --
  State and local                                           6,864         7,275
                                                      -----------      --------

                                                            6,864         7,275
                                                      -----------      --------
Deferred tax expense (benefit):
  Federal                                              (1,758,282)      (25,503)
  State and local                                        (310,285)       (4,500)
                                                      -----------      --------

                                                       (2,068,567)      (30,003)
                                                      -----------      --------

Income tax expense (benefit)                          ($2,061,703)     ($22,728)
                                                      ===========      ========

                       DRIVERSHIELD CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

14.   Income Taxes (Continued)

      A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) on earnings (loss) from continuing operations is as follows:

                                                         2001                                                   2000
                                               -------------------------                            ---------------------------
                                                  Amount          %                                   Amount             %
                                               -----------   -----------                            -----------    ------------
Expected tax (benefit) at U.S.
  statutory rate                               ($  612,811)       (34.0%)                          ($  270,895)          (34.0%)

State taxes, net of federal effect                 (18,024)        (1.0)                               (23,392)           (2.9)

Losses for which no tax benefit
  has been recognized                              349,132         19.4                                271,559            34.0

Increase (decrease) in valuation
  allowance                                     (1,780,000)       (98.8)                                    --              --
                                               -----------   -----------                           -----------     ------------

Income tax expense (benefit)                   ($2,061,703)      (114.4%)                          ($   22,728)           (2.9%)
                                               ===========       ======                            ===========            ====

      Deferred tax assets and liabilities consist of the following:

                                                                                   2001            2000
                                                                                -----------    ------------
Deferred tax assets:
  Net operating loss carryforwards                                              $ 2,000,000    $  1,780,000
  Deferred compensation                                                              96,000              --
  Other                                                                              39,000              --
                                                                                -----------    ------------

                                                                                  2,135,000       1,780,000
Deferred tax liability, other                                                       (35,000)             --
                                                                                -----------    ------------

                                                                                  2,100,000       1,780,000
Valuation allowance                                                                (200,000)     (1,780,000)
                                                                                -----------    ------------

Deferred tax asset                                                              $ 1,900,000    $         --
                                                                                ===========    ============