Form 10QSB
period 2002-03-31
DRIVERSSHIELD COM CORP
filed 2002-05-15
CIK 778164

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to

                         Commission file number 0-21467

                               DRIVERSHIELD CORP.
        (Exact name of small business issuer as specified in its charter) (Formerly DRIVERSSHIELD.COM CORP and previously FIRST PRIORITY GROUP, INC.)

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

      As of May 14, 2002, the issuer had outstanding a total of 10,962,218 shares of common stock.


      Transitional Small Business Format (check one) Yes |_| No |X|

                               DRIVERSHIELD CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2002

                                    CONTENTS

                                                                            PAGE

Part I. FINANCIAL INFORMATION

Item  1.    Financial Statements
            Condensed Consolidated Balance Sheet
                  As of March 31, 2002 (Unaudited)                             3

            Condensed Consolidated Statements of Operations
                  (Unaudited) for the Three Months ended
                  March 31, 2002 and 2001                                      4

            Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Three Months ended
                  March 31, 2002 and 2001                                      5

            Notes to Condensed Consolidated Financial                          7
                  Statements

Item 2.     Management's Discussion and Analysis                              11

Part II.    OTHER INFORMATION                                                 13

Item 4.     Submission of Matters to a Vote of Security Holders               13

Item 6.     Exhibits and Reports on Form 8-K                                  13

          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

Item 1. Financial Statements

                               DRIVERSHIELD CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                       $1,598,541
     Accounts receivable, trade                                         265,140
     Accounts receivable, other                                         165,652
     Available-for-sale investments                                   1,930,488
     Held-to-maturity investments                                     4,991,512
     Prepaid expenses and other current assets                          133,814
                                                                   ------------

                          Total current assets                        9,085,147

Property and equipment, net of accumulated depreciation                 620,284

Security deposits                                                        27,563
                                                                   ------------

                          Total assets                               $9,732,994
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $223,554
     Accrued expenses and other current liabilities                     494,565
     Taxes payable                                                      204,656
                                                                   ------------

                          Total current liabilities                     922,775
                                                                   ------------

Shareholders' equity:
     Common stock, $.015 par value, authorized 30,000,000
                shares; issued 11,746,911                               176,205
     Preferred stock, $.01 par value, authorized 1,000,000
                shares; 1,000 issued and outstanding; liquidation
                preference of $1.25 million                                  10
     Additional paid-in capital                                      11,107,977
     Accumulated other comprehensive loss, unrealized holding
                loss on investment securities                            (7,179)
     Deficit                                                           (855,008)
                                                                   ------------

                                                                     10,422,005
     Less common stock held in treasury, at cost,
                784,693 shares                                        1,611,786
                                                                   ------------

     Total shareholders' equity                                       8,810,219
                                                                   ------------

                          Total liabilities and shareholders'
                                equity                               $9,732,994
                                                                   ============

            See notes to condensed consolidated financial statements.

                               DRIVERSHIELD CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months Ended,
                                                                         March 31,       March 31,
                                                                           2002            2001
                                                                       ------------    ------------

Revenue:
            Collision repairs and claim fees                           $    478,659    $         --
            Automobile affinity services                                    354,524         474,246
                                                                       ------------    ------------

                       Total revenues                                       833,183         474,246
                                                                       ------------    ------------

Operating expenses:
            Collision repair expenses                                       421,315              --
            Sales and marketing                                             232,547         145,176
            General and administrative                                      854,060         526,638
            Non-cash compensation (Note 6)                                  181,502              --
            Depreciation and amortization                                    89,021          82,647
                                                                       ------------    ------------

                       Total operating expenses                           1,778,445         754,461
                                                                       ------------    ------------

                                                                           (945,262)       (280,215)

Investment and other income                                                  80,810          44,615
Other expenses (shares issued for restriction agreement) (Note 7)                --         (77,438)
                                                                       ------------    ------------

Loss from continuing operations before provision for income taxes          (864,452)       (313,038)
Provision for income (taxes) benefit                                        345,781             (44)
                                                                       ------------    ------------
Loss from continuing operations                                            (518,671)       (313,082)
                                                                       ------------    ------------

Discontinued operations (Note 4):
            Gain on disposal of subsidiary, (net of income taxes
            of $2,432,947)                                                3,649,421
            Income from discontinued operations (net of income taxes
            of $17,490 in 2002)                                              26,235         329,334
                                                                       ------------    ------------
Income from discontinued operations                                       3,675,656         329,334
                                                                       ------------    ------------
Net income                                                             $  3,156,985    $     16,252
                                                                       ============    ============

Basic and diluted earnings (loss) per common share:
            Continuing operations                                      $      (0.05)   $      (0.03)
            Discontinued operations                                            0.34            0.03
                                                                       ------------    ------------
                       Total                                           $       0.29    $       0.00
                                                                       ============    ============


Weighted average number of common shares outstanding                     10,879,643      10,570,599
Effect of dilutive securities, stock options and warrants                        --              --
                                                                       ------------    ------------
Weighted average diluted common shares outstanding                       10,879,643      10,570,599
                                                                       ============    ============

            See notes to condensed consolidated financial statements.

                                DRIVERSHIELD CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                               March 31,     March 31,
                                                                                  2002          2001
                                                                              -----------    ---------
Cash flows provided by (used in) operating activities:
     Net income                                                               $ 3,156,985    $  16,252
                                                                              -----------    ---------
     Adjustments to reconcile net income to net cash Provided by (used in)
         operating activities:
             Depreciation and amortization (including bond premium
                 amortization)                                                    103,486       82,647
             Shares issued for restriction agreement                                   --       77,438
             Non-cash compensation                                                181,502           --
             Gain on sale of subsidiary                                        (6,082,368)          --
             Gain on sale of assets                                                    --       (3,198)
             Options granted for services                                           8,945       22,172
             Changes in assets and liabilities:
                    Accounts receivable                                          (294,342)     (24,284)
                    Prepaid expenses and other current assets                      33,787       30,660
                    Deferred tax asset                                          1,900,000           --
                    Investment in net assets of discontinued operations           (60,022)          --
                    Accounts payable                                               68,224     (273,353)
                    Accrued expenses, other current liabilities and taxes
                        payable                                                   265,425      110,275
                                                                              -----------    ---------

                        Total adjustments                                      (3,875,363)      22,357
                                                                              -----------    ---------

                        Net cash provided by (used in) operating activities      (718,378)      38,609
                                                                              -----------    ---------


Cash flows provided by (used in) investing activities:
         Purchase of property and equipment                                       (93,675)     (91,425)
         Proceeds from sale of subsidiary, net                                  6,174,389           --
         Purchase of investments                                               (5,029,203)    (712,676)
         Proceeds from sale of assets                                                  --       15,600
                                                                              -----------    ---------

                 Net cash provided by (used in) investing activities            1,051,511     (788,501)
                                                                              -----------    ---------


Cash flows provided by (used in) financing activities:
         Repayment of note payable                                                     --       (6,832)
         Proceeds from issuance of preferrred stock                             1,000,000           --
                                                                              -----------    ---------

                 Net cash provided by (used in) financing activities            1,000,000       (6,832)
                                                                              -----------    ---------

            See notes to condensed consolidated financial statements.

                                DRIVERSHIELD CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


Net increase (decrease) in cash and cash equivalents                            1,333,133     (756,724)

Cash and cash equivalents at beginning of period                                  265,408    1,039,866
                                                                              -----------    ---------

Cash and cash equivalents at end of period                                    $ 1,598,541    $ 283,142
                                                                              ===========    =========

                               DRIVERSHIELD CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

1.  BASIS OF PRESENTATION

      The information contained in the condensed consolidated financial statements for the three month periods ended March 31, 2002 and 2001 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

      The financial statements and notes are presented in accordance with the requirements of Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statements as reported in its most recent annual report on Form 10-KSB.

      On February 7, 2002 the Company sold its fleet services business (see Note
4). The accompanying financial statements reflect the results of this business as Discontinued Operations. Accordingly, certain prior period amounts have been reclassified.

      This report may contain forward-looking statements which involve certain risks and uncertainties. Factors may arise, including those identified in the Company's Form 10-KSB for the year ended December 31, 2001, which could cause the Company's operating results to differ materially from those contained in any forward-looking statement.

      For the three month periods ending March 31, 2002 and 2001, there were no significant non-owner sources of income or expense. Accordingly, separate statements of comprehensive income have not been presented.


2.  BUSINESS OF THE COMPANY

      The Company, a New York corporation, has been engaged in automotive repair and collision management since 1983. Until its recent divestiture of a subsidiary (Note 4), it provided collision repair and fleet management services primarily for numerous Fortune 500 companies. It now provides collision and general repair programs and appraisal services, for the insurance industry and insurance carriers. The Company facilitates the repair process for insurance carriers by installing its internet-based software at customer sites, which permits them to enter new claims and to monitor the Company's activities on their behalf. Once a claim is initiated on the website, the Company commences its efforts. This includes the audit of repair estimates, negotiation of the repair price with one of its suppliers selected from its network of 2,000 providers, management of time for completion of repair, selection or approval of part specifications, and obtaining third party appraisals if required. The Company assumes the risks and responsibilities for the vehicle repair process, from commencement to completion, for its insurance clients. It warrants all repairs, completed through its network of repair facilities, for periods up to as long as the driver owns the vehicles and issues warranty certificates for claims processed through its supplier network. The Company records revenues gross in these circumstances, having acted as the principal in the transaction. When it is not the principal, and another supplier incurs the risks and responsibilities of the arrangement, it records revenues on a net basis. A number of multi-year contracts with insurance carriers have been signed which generated revenues in the first quarter, but one customer began the implementation earlier and provided the majority of those revenues.

      The Company also provides similar benefits for individuals through affinity memberships that are offered by financial institutions.


3. RESULTS OF OPERATIONS

      The unaudited results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. Specifically, the Company signed a number of multi-year contracts with insurance carriers in late fiscal 2001. Thereafter, software was installed and the training and implementation process began. Accordingly, revenues from the Company's insurance business have recently commenced.


4. DISCONTINUED OPERATIONS AND PREFERRED STOCK SALE

      On February 7,2002, following shareholder approval of the Stock Purchase Agreement ("the Purchase Agreement"), the Company sold all of the outstanding shares of its former wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), that operated the collision repair and fleet services business, to PHH Vehicle Management Services, LLC, d/b/a PHH Arval ("PHH"), a subsidiary of the Cendant Corporation (NYSE, symbol CD) for $6.3 million in cash and, pursuant to the Preferred Stock Purchase Agreement, received $1.0 million for the sale of 1000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Shares") to PHH. The Preferred Shares can be converted, at the holder's discretion, into 500,000 shares of the Company's common stock (subject to adjustments for stock splits, re-capitalization and anti-dilution provisions). The Preferred Shares have a liquidation preference of 125% of its original investment value as provided in the Company's Certificate of Incorporation.

      The Company recorded a pretax gain on the sale of FS of $6.1 million. The sale of FS impacted the Company's consolidated balance sheet by reducing accounts receivable and accounts payable and other accrued liabilities. Certain cash balances were also transferred to PHH representing primarily customer deposits, prepayments, or funds received by the Company pending repayments to its customers.

      Operating results of the discontinued fleet services operations for the period January

1, 2002 through February 7, 2002, its date of sale, and the quarter ended March 31, 2001 are as follows:


                                                         2002            2001
                                                         ----            ----

Revenues                                             $1,087,658      $3,951,875
Cost of sales                                          (878,776)     (3,256,905)
Selling, general and administrative                    (165,157)       (365,636)
                                                     ----------      ----------
Income from discontinued operations, pre-tax            $43,725        $329,334

In accordance with the Transition Services Agreement with PHH, whereby the Company is managing FS operations until June 30, 2002, PHH was indebted to the Company for $133,000 at March 31, 2002 in connection with these activities. Such amounts are included in accounts receivable-other, in the accompanying condensed consolidated balance sheet.

5. EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. For the three month periods ended March 31, 2002 and 2001, respectively, approximately 5,400,000 and 3,900,000 of stock options, warrants and convertible preferred stock were excluded from the earnings per share calculations as their inclusion would have been anti-dilutive. These options, warrants and preferred shares could be dilutive in the future.

6. NON-CASH CHARGE FOR VARIABLE PRICED OPTIONS

      In October 1999 the Company repriced certain options previously granted to employees and third parties. The original grants gave holders the right to purchase common shares at prices ranging from $1.00 to $1.24; these were repriced to prices ranging from $.75 to $.83 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). Pursuant to FASB Interpetation No. 44, the Company accounts for these as variable from the date of the modification until they are exercised, forfeited or expired, and records the intrinsic value of such grants. Accordingly, the Company recorded a non-cash charge for compensation costs totaling $182,000, in the accompanying financial statements, for the three months ended March 31, 2002.

7. SHARES ISSUED IN EXCHANGE FOR RESTRICTION AGREEMENT AND OTHER CONSIDERATIONS DURING 2001

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

8. PROFORMA INFORMATION

      The proforma information, assuming that the disposal of FS occurred at the beginning of the earliest quarterly period presented, has not been presented since the disposal of FS has been accounted for as discontinued operations and such amounts have been reclassified from continuing operations.

9. INCOME TAXES

      As of December 31, 2001, the Company had operating loss carry forwards of approximately $5,000,000 which resulted in a deferred tax asset of $1,900,000, net of valuation allowance. During the three months ended March 31, 2002, the Company recorded income tax expense of approximately $2,100,000 of which $1,900,000 will not be payable due to the anticipated full utilization of the loss carry forwards.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements - Cautionary Factors

      The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes hereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended December 31, 2001) and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements.


Three Months ended March 31,2002 (the "2002 Quarter") Compared to Three Months ended March 31,2001 (the "2001 Quarter").

      The 2002 Quarter reflected net income of $3,157,000 compared to net income of $16,000 in the 2001 Quarter. Loss from continuing operations was $519,000 versus a loss of $313,000 in the 2001 Quarter. Income from discontinued operations was $3,676,000 versus income of $329,000 in the 2001 Quarter. This increase in net income in the aggregate, and from discontinued operations, resulted predominantly from the net gain on the sale of FS to PHH of $3,649,000. Basic and fully diluted loss per share from continuing operations was $(.05) and $(.03) per share in the 2002 and 2001 Quarter, respectively. Basic and fully diluted earnings per share, from discontinued operations, were $.34 in the 2002 Quarter, versus a loss of $(.03) in the 2001 Quarter.

Revenues from Continuing Operations

      Revenues were $833,000 in the 2002 Quarter, versus $474,000 in the 2001 Quarter, representing an increase of $359,000 or 76%. The Company's revenues increased by $479,000 from its insurance industry clients. Customer contracts were signed late in fiscal 2001 and installation and implementation occurred during the 2002 Quarter. In the 2002 Quarter, Affinity Services sales decreased $120,000 or 25%, to $354,000, as compared to $474,000 for the same period in 2001, reflecting a percentage of members that did not renew their memberships after the significant increases in memberships that resulted from marketing efforts during fiscal year 2000.

Operating Income and Expenses from Continuing Operations

      Pretax loss from continuing operations was $864,000 in the 2002 Quarter compared to a loss of $313,000 in the 2001 Quarter, an increase in losses of $551,000. Excluding the 2002 Quarter charge of $182,000 in non-cash compensation, for variable priced options dating from 1999, and the non-cash charge in the 2001 Quarter of $77,000 for a stock restriction agreement, the increase in losses was $446,000.

      Collision repair and claim fee revenues from insurance carriers, net of collision repair costs, were $58,000. There were no comparable amounts in the 2001 Quarter. Affinity service revenues decreased by $120,000, as noted above.

      Selling expenses increased by $88,000 (61%), to $233,000 in the 2002 Quarter, from $145,000 in the 2001 Quarter. This was the result of increased costs for personnel and related travel activities of DriverShield CRM, the Company's insurance industry business.

      General and administrative expenses increased by $327,000 (62%), from $527,000 in the 2001 Quarter to $854,000 in the 2002 Quarter resulting primarily from a one-time bonus of $250,000, which was directly associated with the consummation of the sale of FS, and from increases in consulting expenses, proxy costs and filing fees.

      Depreciation expense increased $6,000, from $83,000 in the 2001 Quarter to $89,000 in the 2002 Quarter, primarily as a result of additional capital expenditures supporting the Company's technology systems.

      Investment and other income increased $36,000, from $45,000 in the 2001 Quarter to $81,000 in the 2002 Quarter. The increase resulted primarily from increased interest income of $15,000 and fees earned from the Transition Services Agreement with PHH.

Discontinued Operations

      Income from discontinued operations reflects the net after-tax gain on the sale of FS of $3,649,000, as well as income from discontinued activities of $26,000 in the 2002 Quarter versus $329,000 in the 2001 Quarter. The results in the 2002 Quarter reflect only five weeks of discontinued activity immediately preceding the sale of FS on February 7, 2002, versus the entire quarter in the 2001 Quarter.


Liquidity and Capital Resources

      As of March 31, 2002, the Company had cash and cash equivalents of $1,599,000. The Company also holds 196,904 shares of highly liquid, Salomon Smith Barney Adjustable Rate Government Income Fund valued at $1,930,000, and also holds short-term liquid notes in the amount of $4,992,000 for a total of $8,521,000 of cash and liquid investments. The comparable amount at December 31, 2001 was $2,180,000, resulting in an increase of $6,341,000 through March 31, 2002. Working capital of the Company as of March 31, 2002, was $8,162,000 versus $3,828,000 at December 31, 2001, and its working capital ratio at March 31, 2002 was 10:1.

      The Company believes that its present cash position will enable the Company to continue to support its operations for the next twelve months and for an extended period thereafter depending on the extent of its use of funds to build its existing businesses and possible use of funds to develop or acquire new businesses.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on February 4, 2002. The following matters were voted upon at the meeting:

      1. Sale of driversshield.com FS Corp., and sale of Series A Preferred Stock to PHH.

                  For                    Against              Abstain
                  ---                    -------              -------
                  6,123,234               5,133               0

      2.    Name change to DriverShield Corp.

                  For                   Against               Abstain
                  ---                    -------              -------
                  6,120,500             2,867                 0

      3. Amendment to Certificate of Incorporation to reduce the shareholder vote necessary to approve certain extraordinary transactions

                  For                    Against              Abstain
                  ---                    -------              -------
                  6,007,127              117,840              3,400

      4.    Election of J. McIntrye as a Director

                  For                    Against              Abstain
                  ---                    -------              -------
                  6,085,291              0                    43,076

      5.    Ratify the selection of Nussbaum Yates& Wolpow, P.C. as auditors

                  For                    Against              Abstain
                  ---                    -------              -------
                  6,119,001              4,366                5,000

Item  6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      February 6, 2002 - Disposition of Assets: Consummation of sale of capital stock of driversshield.com FS Corp. and sale of Series A Convertible Preferred Stock.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DriverShield Corp.


Date: May 15, 2002      By: Barry Siegel
                            -------------------------------------
                            Chairman of the Board, Secretary and
                            Chief Executive Officer


Date: May 15, 2002      By: Philip B. Kart
                            -------------------------------------
                            Senior Vice President and Chief Financial Officer