Form 10QSB
period 2002-06-30
DRIVERSSHIELD COM CORP
filed 2002-08-14
CIK 778164

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANzGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number 0-21467

                               DRIVERSHIELD CORP.
        (Exact name of small business issuer as specified in its charter) (Formerly DRIVERSSHIELD.COM CORP and previously FIRST PRIORITY GROUP, INC.)

            New York                                      11-2750412
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)

3075 Veterans Memorial Highway                           (631-648-2600)
Ronkonkoma, New York 11779
(Address of principal executive offices)           (Issuer's telephone number)

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

      As of August 14, 2002, the issuer had outstanding a total of 10,905,718 shares of common stock.

      Transitional Small Business Format (check one) Yes |_| No |X|

                               DRIVERSHIELD CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED JUNE 30, 2002

                                    CONTENTS

                                                                            PAGE
                                                                            ----

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheet
                  As of June 30, 2002 (Unaudited)                              3

         Condensed Consolidated Statements of Operations
                  (Unaudited) for the Three Months ended
                  June 30, 2002 and 2001                                       4

         Condensed Consolidated Statements of Operations
                  (Unaudited) for the Six Months ended
                  June 30, 2002 and 2001                                       5

         Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Six Months ended
                  June 30, 2002 and 2001                                       6

         Notes to Condensed Consolidated Financial                             8
                  Statements

Item 2.  Management's Discussion and Analysis                                 12

Part II. OTHER INFORMATION                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     16

Item 1. Financial Statements

                               DRIVERSHIELD CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                      $    879,664
     Accounts receivable, trade                                                          262,954
     Accounts receivable, other                                                          153,536
     Investments                                                                       6,755,774
     Prepaid expenses and other current assets                                           267,547
                                                                                    ------------

                        Total current assets                                           8,319,475

Property and equipment, net of accumulated depreciation                                  568,232
Restricted cash                                                                          300,000
Security deposits                                                                         55,161
                                                                                    ------------

                        Total assets                                                $  9,242,868
                                                                                    ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $    188,127
     Accrued expenses and other current liabilities                                      461,359
     Deferred tax credit                                                                 502,361
                                                                                    ------------

                        Total current liabilities                                      1,151,847
                                                                                    ------------

Shareholders' equity:
     Common stock, $.015 par value, authorized 30,000,000
               shares; issued 11,746,911                                                 176,205
     Preferred stock, $.01 par value, authorized 1,000,000
               shares; 1,000 issued and outstanding; liquidation preference of
               $1.25 million                                                                  10
     Additional paid-in capital                                                       10,840,007
     Accumulated other comprehensive loss, unrealized holding
               loss on investment securities                                              (3,289)
     Deficit                                                                          (1,310,126)
                                                                                    ------------

                                                                                       9,702,807
     Less common stock held in treasury, at cost,
               784,693 shares                                                          1,611,786
                                                                                    ------------

     Total shareholders' equity                                                        8,091,021
                                                                                    ------------

                        Total liabilities and shareholders' equity                  $  9,242,868
                                                                                    ============

            See notes to condensed consolidated financial statements.

                               DRIVERSHIELD CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Three Months Ended,
                                                                              June 30            June 30
                                                                                2002               2001
                                                                            ------------       ------------
Revenue:
           Collision repairs and fees                                       $    613,274       $         --
           Automobile affinity services                                          303,700            396,482
                                                                            ------------       ------------

                     Total revenues                                              916,974            396,482
                                                                            ------------       ------------

Operating expenses:
           Collision repair expenses                                             511,685                 --
           Sales and marketing                                                   266,478            146,911
           General and administrative                                            592,995            481,731
           Non-cash compensation (Note 6)                                       (276,935)           246,121
           Depreciation and amortization                                          95,810             86,078
                                                                            ------------       ------------

                     Total operating expenses                                  1,190,033            960,841
                                                                            ------------       ------------

                                                                                (273,059)          (564,359)

Investment and other income                                                      122,824             81,914
                                                                            ------------       ------------

Loss from continuing operations before provision for income taxes               (150,235)          (482,445)
Provision for income tax benefit (Note 10)                                       123,942                 --
                                                                            ------------       ------------
Loss from continuing operations                                                  (26,293)          (482,445)
                                                                            ------------       ------------

Discontinued operations (Note 4 and Note 10):
         Disposal of subsidiary - additional tax expense due to change
           in estimate of effective tax rate                                    (425,764)                --
         Income from discontinued operations, (additional tax expense
           due to change in estimate of effective tax rate in 2002)               (3,061)           255,724
                                                                            ------------       ------------
Income (loss) from discontinued operations                                      (428,825)           255,724
                                                                            ------------       ------------
Net loss                                                                    $   (455,118)      $   (226,721)
                                                                            ============       ============

Basic and diluted earnings (loss) per common share:
           Continuing operations                                            $      (0.00)      $      (0.05)
           Discontinued operations                                                 (0.04)              0.03
                                                                            ------------       ------------
                     Net loss                                               $      (0.04)      $      (0.02)
                                                                            ============       ============

Weighted average number of common shares outstanding                          10,962,218         10,696,988
Effect of dilutive securities, stock options and warrants                             --                 --
                                                                            ------------       ------------
Weighted average diluted common shares outstanding                            10,962,218         10,696,988
                                                                            ============       ============

            See notes to condensed consolidated financial statements.

                               DRIVERSHIELD CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Six Months Ended,
                                                                           June 30            June 30
                                                                             2002               2001
                                                                         ------------       ------------
Revenue:
           Collision repairs and fees                                    $  1,091,933       $         --
           Automobile affinity services                                       658,224            795,238
                                                                         ------------       ------------

                     Total revenues                                         1,750,157            795,238
                                                                         ------------       ------------

Operating expenses:
           Collision repair expenses                                          933,000                 --
           Sales and marketing                                                499,024            292,089
           General and administrative                                       1,447,055          1,022,769
           Non-cash compensation (Note 6)                                     (95,433)           246,121
           Depreciation and amortization                                      184,832            168,725
                                                                         ------------       ------------

                     Total operating expenses                               2,968,478          1,729,704
                                                                         ------------       ------------

                                                                           (1,218,321)          (934,466)
                                                                         ------------       ------------

Investment and other income                                                   203,634            126,529
Other expenses (shares issued for restriction agreement) (Note 8)                  --            (77,438)
                                                                         ------------       ------------

           Investment and other income                                        203,634             49,091
                                                                         ------------       ------------

Loss from continuing operations before provision for income taxes          (1,014,687)          (885,375)
Provision for income (tax) benefit (Note 10)                                  469,723                (42)
                                                                         ------------       ------------
Loss from continuing operations                                              (544,964)          (885,417)
                                                                         ------------       ------------

Discontinued operations (Note 4 and Note 10):
           Gain on disposal of subsidiary, (net of income taxes
           of $2,858,713)                                                   3,223,655                 --
           Income from discontinued operations (net of income taxes
           of $20,551 in 2002)                                                 23,175            674,945
                                                                         ------------       ------------
Income from discontinued operations                                         3,246,830            674,945
                                                                         ------------       ------------
Net income (loss)                                                        $  2,701,866       $   (210,472)
                                                                         ============       ============

Basic and diluted earnings (loss) per common share:
           Continuing operations                                         $      (0.05)      $      (0.08)
           Discontinued operations                                               0.30               0.06
                                                                         ------------       ------------
                     Net earnings (loss)                                 $       0.25       $      (0.02)
                                                                         ============       ============

Weighted average number of common shares outstanding                       10,920,740         10,634,143
Effect of dilutive securities, stock options and warrants                          --                 --
                                                                         ------------       ------------
Weighted average diluted common shares outstanding                         10,920,740         10,634,143
                                                                         ============       ============

            See notes to condensed consolidated financial statements.

                                DRIVERSHIELD CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                    June 30           June 30
                                                                                      2002              2001
                                                                                   -----------       ---------
Cash flows provided by (used in) operating activities:
     Net income (loss)                                                             $ 2,701,866       $  (210,472)
                                                                                   ===========       ===========
     Adjustments to reconcile net income (loss) to net cash provided by (used
        in) operating activities:
            Depreciation and amortization (including bond premium
               amortization)                                                           233,877           168,725
            Shares issued for restriction agreement                                         --            77,438
            Non-cash compensation                                                      (95,433)          246,121
            Gain on sale of subsidiary                                              (6,082,368)               --
            Gain on sale of assets                                                          --            (3,198)
            Options granted for services                                                17,910            31,127
            Changes in assets and liabilities:
                   Accounts receivable                                                (280,040)          376,634
                   Prepaid expenses and other assets                                  (127,541)            5,751
                   Deferred tax asset                                                1,900,000                --
                   Investment in net assets of discontinued operations                 (60,022)               --
                   Accounts payable                                                     32,797          (163,781)
                   Accrued expenses and all current liabilities                        529,924            30,836
                                                                                   -----------       -----------

                      Total adjustments                                             (3,930,896)          769,653
                                                                                   -----------       -----------

                      Net cash provided by (used in) operating activities           (1,229,030)          559,181
                                                                                   ===========       ===========

Cash flows provided by (used in) investing activities:
        Purchase of property and equipment                                            (137,436)         (126,784)
        Proceeds from sale of subsidiary, net                                        6,174,389                --
        Proceeds from bond redemption                                                  150,465                --
        Purchase of Certificate of Deposit                                            (300,000)               --
        Purchase of investments                                                     (5,044,132)         (737,346)
        Proceeds from sale of assets                                                        --            15,600
                                                                                   -----------       -----------

               Net cash provided by (used in) investing activities                     843,286          (848,530)
                                                                                   ===========       ===========

Cash flows provided by (used in) financing activities:
        Repayment of note payable                                                           --            (6,832)
        Proceeds from issuance of preferrred stock                                   1,000,000                --
                                                                                   ===========       ===========
               Net cash provided by (used in) financing activities                   1,000,000            (6,832)
                                                                                   ===========       ===========

            See notes to condensed consolidated financial statements.

                                DRIVERSHIELD CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                    June 30           June 30
                                                                                      2002              2001
                                                                                   -----------       ---------
               Net increase (decrease) in cash and cash equivalents                    614,256          (296,181)

               Cash and cash equivalents at beginning of period                        265,408         1,039,866
                                                                                   -----------       -----------

               Cash and cash equivalents at end of period                          $   879,664       $   743,685
                                                                                   ===========       ===========

               Supplemental disclosure of cash flow information:
                   Cash paid during the period for income taxes                    $     7,180       $        42
                                                                                   -----------       -----------

                               DRIVERSHIELD CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

1. BASIS OF PRESENTATION

      The information contained in the condensed consolidated financial statements for the three and six month periods ended June 30, 2002 and 2001 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

      For the three and six month periods ending June 30, 2002 and 2001, there were no significant non-owner sources of income or expense. Accordingly, separate statements of comprehensive income have not been presented.

2. BUSINESS OF THE COMPANY

      The Company, a New York corporation, has been engaged in automotive repair and collision management since its inception in1983. Until the recent divestiture of its original business (Note 4), it provided collision repair and fleet management services primarily for numerous Fortune 500 companies. It now provides similar collision and general repair programs and appraisal services, for the insurance industry and insurance carriers. The Company facilitates the repair process for insurance carriers by installing its internet-based software at customer sites, which permits them to enter new claims and to monitor the Company's activities. Once a claim is initiated on the website, the Company commences its efforts. This includes the audit of repair estimates, negotiation of the repair price with one of its suppliers selected from its network of approximately 2,000 providers, management of time for completion of repair, selection or approval of part specifications, and obtaining third party appraisals if required. The Company assumes the risks and responsibilities for the vehicle repair process, from commencement to completion, for its insurance clients. It warrants all repairs completed through its network of repair facilities, for periods up to as long as the driver owns the vehicles and issues warranty certificates for claims processed through its supplier network. The Company records revenues gross in these circumstances, having acted as the principal in the transaction.

      The Company also generates revenue by providing similar auto repair benefits for individuals through affinity memberships that are offered by financial institutions.

3. RESULTS OF OPERATIONS

      The unaudited results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. Specifically, the Company signed a number of multi-year contracts with insurance carriers in late fiscal 2001. Thereafter, software was installed and the training and implementation process began. Accordingly, revenues from the Company's initial insurance customers recently commenced.

4. DISCONTINUED OPERATIONS AND PREFERRED STOCK SALE

      On February 7, 2002, following shareholder approval of the Stock Purchase Agreement ("the Purchase Agreement"), the Company sold all of the outstanding shares of its former wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), that operated the collision repair and fleet services business, to PHH Vehicle Management Services, LLC, d/b/a PHH Arval ("PHH"), a subsidiary of the Cendant Corporation (NYSE, symbol CD) for $6.3 million in cash and, pursuant to the Preferred Stock Purchase Agreement, received $1.0 million for the sale of 1000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Shares") to PHH. The Preferred Shares can be converted, at the holder's discretion, into 500,000 shares of the Company's common stock (subject to adjustments for stock splits, re-capitalization and anti-dilution provisions). The Preferred Shares have a liquidation preference of 125% of its original investment value as provided in the Company's Certificate of Incorporation.

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

      Of the gross proceeds paid by PPH, $175,000 was remitted into an escrow account, in the event indemnification obligations arise, and is to be released twelve months from the date of the closing of the transaction, February 2003.

         Operating results of the discontinued fleet services operations for the period January 1, 2002 through February 7, 2002, its date of sale, and for the six months ended June 30, 2001, are as follows:

                                                        2002            2001
                                                    -----------     -----------
Revenues                                            $ 1,087,658     $ 7,673,398
Cost of sales                                          (878,776)     (6,285,863)
Selling, general and administrative                    (165,157)       (712,590)
                                                    -----------     -----------
Income from discontinued operations, pre-tax        $    43,725     $   674,945

      In accordance with the Transition Services Agreement with PHH, whereby the Company managed FS operations until June 30, 2002, PHH was indebted to the Company for $48,000 at June 30, 2002 in connection with these activities. Such amounts are included in accounts receivable-other, in the accompanying condensed consolidated balance sheet.

5. EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. For the three and six month periods ended June 30, 2002 and 2001, respectively, approximately 5,200,000 and 3,300,000 of stock options, warrants and convertible preferred stock were excluded from the earnings per share calculations as their inclusion would have been anti-dilutive. These options, warrants and preferred shares could be dilutive in the future.

6. NON-CASH CHARGE FOR VARIABLE PRICED OPTIONS

      In October 1999 the Company repriced certain options previously granted to employees and third parties. The original grants gave holders the right to purchase common shares at prices ranging from $1.00 to $1.24; these were repriced to prices ranging from $.75 to $.83 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). Pursuant to FASB Interpetation No. 44, the Company accounts for these as variable from the date of the modification until they are exercised, forfeited or expired, and records the intrinsic value of such grants. Accordingly, for the six months ended June 30, 2002 the Company recorded a non-cash credit of $95,000 for compensation costs, including a non-cash credit of $277,000 for the three months ended June 30, 2002, which resulted from a decrease in the price per common share. The comparable amount in the six months ended June 30, 2001 was an expense of $246,000.

7. INVESTMENTS

      Investments consist of the following at June 30, 2002:

     Available-for-sale investments                              $1,949,307
     Held-to-maturity investments                                 4,806,467
                                                                -----------
                                                                 $6,755,774

8. SHARES ISSUED IN EXCHANGE FOR RESTRICTION AGREEMENT AND OTHER CONSIDERATIONS DURING 2001

      In March 2001, the Company issued 175,000 shares of its common stock to an individual shareholder in consideration for the lock-up of certain shares owned by this individual, and the right to purchase this individual's shares under the same terms and conditions as previously granted to another group. The new shares were issued with a restrictive legend precluding their transferability for twelve months from the date of issue. Additionally, restrictions were placed upon the transfer of other shares held by this individual through December 31, 2001. The Company recorded this transaction, in the accompanying financial statements, as a non-operating, non-cash expense of $77,000 during the six months ended June 30, 2001.

9. PROFORMA INFORMATION

      Proforma information, assuming that the disposal of FS occurred at the beginning of the earliest quarterly period presented, has not been presented since the disposal of FS has been accounted for as discontinued operations, and such amounts have been reclassified from continuing operations.

10. INCOME TAXES

      As of December 31, 2001, the Company had operating loss carry forwards of approximately $5,000,000 that resulted in a deferred tax asset of $1,900,000, net of valuation allowance. In the quarter ended June 30, 2002, as a result of its operating losses, the Company increased its estimate of its effective tax rate to 47%, from 40%, for the six months ended June 30, 2002, for both continuing and discontinued operations. Accordingly, the results for the three months ended June 30, 2002 reflect additional amounts in the tax provision associated with the net gain on the sale, as well as the results for the operations through the date of the sale of the fleet business to reflect this higher rate. The calculation revisions had no cash impact. For the six months ended June 30, 2002, the Company has recorded income tax expense of approximately $2,410,000 and a deferred tax credit of $502,000.

11. FLORIDA OFFICE LEASE AND RELATED PARTY TRANSACTION

      In May 2002 the Company signed a five and a half year lease to occupy a 7,300 square foot building in Coral Springs, Florida. This property is owned and operated by B & B Lakeview Reality Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Ken Friedman, are members of the Company's board of directors. The terms of the lease require rent payments of approximately $125,000 in the initial year increasing to $176,000 in the final year, plus certain operating expenses. The anticipated commencement of the lease term will be determined upon the completion of the build-out of the property. The Company and the property owners are, each, expending approximately $140,000 to complete the interior finish. In addition, during July 2002, the Company established a $300,000 certificate of deposit with a Florida Bank, (the mortgage lender to B & B Lakeview Reality Corp) as security of its future rental commitments. The certificate of deposit declines to $200,000 after the 36th month, $100,000 after the 48th month, and to zero after 60 months, as the balance of the rent commitment declines.

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

Three Months ended June 30, 2002 (the "2002 Quarter") Compared to Three Months ended June 30, 2001 (the "2001 Quarter").

      The 2002 Quarter reflected a net loss of $455,000 compared to a net loss of $227,000 in the 2001 Quarter. Loss from continuing operations was $26,000 versus a loss of $482,000 in the 2001 Quarter. Basic and fully diluted loss per share from continuing operations was $(.00) and $(.05) per share in the 2002 and 2001 Quarter, respectively. Basic and fully diluted earnings per share, from discontinued operations, were $.03 in the 2001 Quarter and a $(.04) loss per share in the 2002 quarter. The 2002 loss reflects increased tax expense resulting from revisions of the Company's estimated effective tax rate for the year.

Revenues from Continuing Operations

      Revenues were $917,000 in the 2002 Quarter, versus $396,000 in the 2001 Quarter, representing an increase of $521,000 or 132%. The Company's revenues increased by $613,000 from its insurance industry clients. Customer contracts were signed late in fiscal 2001 and installation and implementation occurred during 2002. In the 2002 Quarter, Affinity Services sales decreased $92,000 or 23%, to $304,000, as compared to $396,000 for the same period in 2001, reflecting a percentage of members that did not renew their memberships after the significant increases in memberships that resulted from marketing efforts during fiscal year 2000.

Operating Income and Expenses from Continuing Operations

      Pretax loss from continuing operations was $150,000 in the 2002 Quarter compared to a loss of $482,000 in the 2001 Quarter, a decrease in losses of $332,000. The comparative amounts are described below.

      Collision repair and claim fee revenues from insurance carriers, net of collision repair costs, were $101,000. There were no comparable amounts in the 2001 Quarter. Affinity service revenues decreased by $92,000, as noted above.

      Selling expenses increased by $119,000 (81%), to $266,000 in the 2002 Quarter, from $147,000 in the 2001 Quarter. This was the result of increased costs for personnel and related travel activities of DriverShield CRM, the Company's insurance industry business.

      General and administrative expenses increased by $111,000 (23%), from $482,000 in the 2001 Quarter to $593,000 in the 2002 Quarter resulting primarily from increases in consulting expenses and costs of moving its office to a new location in New York. The non-cash charges associated with recording the impact of variable stock option grants resulted in a credit of $277,000 in the 2002 Quarter versus a charge to operations of $246,000 in the 2001 Quarter, an expense reduction of $523,000. This reduction resulted from a decrease in the Company's price per share of its common stock.

      Depreciation expense increased $10,000, to $96,000 in the 2002 Quarter from $86,000 in the 2001 Quarter, primarily as a result of additional capital expenditures supporting the Company's technology systems.

      Investment and other income increased $41,000, from $82,000 in the 2001 Quarter to $123,000 in the 2002 Quarter. The increase resulted primarily from increased interest income and fees earned from the Transition Services Agreement with PHH.

Discontinued Operations

      Income from discontinued operations in the 2001 Quarter of $256,000 reflects the operations of the fleet business that was sold in February 2002. In the 2002 Quarter, while there were no business activities of the fleet business, the Company recorded $429,000 of additional tax expense resulting from a change in the Company's estimated effective tax rate.

Six Months ended June 30, 2002 (the "2002 Period") Compared to Six Months ended June 30, 2001 (the "2001 Period").

      The 2002 Period reflected net income of $2,702,000 compared to a net loss of $210,000 in the 2001 Period. Loss from continuing operations was $545,000 in the 2002 Period versus a loss of $885,000 in the 2001 Period. Income from discontinued operations was $3,247,000 in the 2002 Period versus income of $675,000 in the 2001 Period. This increase in net income in the aggregate, and from discontinued operations, resulted predominantly from the net gain on the sale of FS to PHH of $3,224,000. Basic and fully diluted loss per share from continuing operations was $(.05) and $(.08) per share in the 2002 and 2001 Period, respectively. Basic and fully diluted earnings per share, from discontinued operations, were $.30 in the 2002 Period, versus $.06 in the 2001 Period.

Revenues from Continuing Operations

      Revenues were $1,750,000 in the 2002 Period, versus $795,000 in the 2001 Period, representing an increase of $955,000 or 121%. The Company's revenues increased by $1,092,000 from its insurance industry clients. Customer contracts were signed late in fiscal 2001 and installation and implementation occurred during the 2002 Period. In the 2002 Period, Affinity Services sales decreased $137,000 or 17%, to $658,000, as compared to $795,000 for the same period in 2001, reflecting a percentage of members that did not renew their memberships after the significant increases in memberships that resulted from marketing efforts during fiscal year 2000.

Operating Income and Expenses from Continuing Operations

      Pretax loss from continuing operations was $1,015,000 in the 2002 Period compared to a loss of $885,000 in the 2001 Period, an increase in losses of $130,000. The comparative amounts are described below.

      Collision repair and claim fee revenues from insurance carriers, net of collision repair costs, were $159,000. There were no comparable amounts in the 2001 Quarter. Affinity service revenues decreased by $137,000, as noted above.

      Selling expenses increased by $207,000 (71%), to $499,000 in the 2002 Period, from $292,000 in the 2001 Period. This was the result of increased costs for personnel and related travel activities of DriverShield CRM, the Company's insurance industry business.

      General and administrative expenses increased by $424,000 (41%), from $1,023,000 in the 2001 Period to $1,447,000 in the 2002 Period resulting primarily from a one-time bonus of $250,000, which was directly associated with the consummation of the sale of FS, and from increases in consulting expenses and the cost of relocating the office to a new location in New York. The non-cash impact associated with recording variable stock option grants resulted in a credit of $95,000 in the 2002 Period versus a charge to operations of $246,000 in the 2001 Quarter, an expense reduction of $341,000.This reduction resulted from a decrease in the Company's price per share of its common stock.

      Depreciation expense increased $16,000, from $169,000 in the 2001 Period to $185,000 in the 2002 Period, primarily as a result of additional capital expenditures supporting the Company's technology systems.

      Investment and other income increased $77,000, from $127,000 in the 2001 Period to $204,000 in the 2002 Period. The increase resulted primarily from increased interest income and fees earned from the Transition Services Agreement with PHH.

      The Company incurred a charge in the 2001 Period, in the amount of $77,000, for shares issued in connection with a restriction agreement; no such amount was incurred in the 2002 Period.

Discontinued Operations

      Income from discontinued operations reflects the net after-tax gain on the sale of FS of $3,224,000, as well as income from discontinued activities of $23,000 in the 2002 Period versus $675,000 in the 2001 Period. The results in the 2002 Quarter reflect only five weeks of discontinued activity immediately preceding the sale of FS on February 7, 2002, versus activity during the entire quarter in the 2001 Period.

Liquidity and Capital Resources

      As of June 30, 2002, the Company had cash and cash equivalents of $880,000. The Company also holds 199,112 shares of highly liquid, Salomon Smith Barney Adjustable Rate Government Income Fund valued at $1,949,000, and also holds short- term liquid notes in the amount of $4,806,000 for a total of $7,635,000 of cash and liquid investments. The comparable amount at December 31, 2001 was $2,180,000, resulting in an increase of $5,455,000 through June 30, 2002. Working capital of the Company as of June 30, 2002, was $7,168,000 and its working capital ratio at June 30, 2002 was 7:1.

      In connection with the Company's rental of office space in Florida, in July 2002, the Company established a $300,000 certificate of deposit with a Florida bank for the five and a half year term of the lease, as a guarantee of its future rental commitments. Such amounts were excluded from working capital, described above, and presented as restricted cash. The certificate of deposit declines as the remaining rental commitment declines, as follows; the balance of the certificate will be $200,000 after the 36th month, $100,000 after the 48th months, and zero after 60 months. In addition, the Company expects to expend approximately $140,000 during the third quarter in connection with the build-out of the space.

      The Company's Board of Directors approved a stock repurchase program whereby the Company may purchase up to 500,000 shares of its common shares traded on the Nasdaq SmallCap Market. During July 2002 the Company acquired 56,500 shares at a cost of $55,000.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      99.1  Certification of Chief Executive Officer

      99.2  Certification of Chief Financial Officer

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DriverShield Corp.


Date: August 14, 2002                By: Barry Siegel
                                         ------------------------------------
                                         Chairman of the Board, Secretary and
                                         Chief Executive Officer


Date: August 14, 2002                By: Philip B. Kart
                                         ------------------------------------
                                         Senior Vice President and
                                         Chief Financial Officer

                                INDEX OF EXHIBITS

99.1  Certification of Chief Executive Officer

99.2  Certification of Chief Financial Officer

Item 1. Financial Statements

                               DRIVERSHIELD CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                  $    879,664
    Accounts receivable, trade                                                      262,954
    Accounts receivable, other                                                      153,536
    Investments                                                                   6,755,774
    Prepaid expenses and other current assets                                       267,547
                                                                               ------------

                    Total current assets                                          8,319,475

Property and equipment, net of accumulated depreciation                             568,232
Restricted cash                                                                     300,000
Security deposits                                                                    55,161
                                                                               ------------

                    Total assets                                               $  9,242,868
                                                                               ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $    188,127
    Accrued expenses and other current liabilities                                  461,359
    Deferred tax credit                                                             389,449
                                                                               ------------

                    Total current liabilities                                     1,038,935
                                                                               ------------

Shareholders' equity:
    Common stock, $.015 par value, authorized 30,000,000
            shares; issued 11,746,911                                               176,205
    Preferred stock, $.01 par value, authorized 1,000,000
            shares; 1,000 issued and outstanding; liquidation preference of
            $1.25 million                                                                10
    Additional paid-in capital                                                   11,080,245
    Accumulated other comprehensive loss, unrealized holding
            loss on investment securities                                            (3,289)
    Deficit                                                                      (1,437,452)
                                                                               ------------

                                                                                  9,815,719
    Less common stock held in treasury, at cost,
            784,693 shares                                                        1,611,786
                                                                               ------------

    Total shareholders' equity                                                    8,203,933
                                                                               ------------

                    Total liabilities and shareholders' equity                 $  9,242,868
                                                                               ============

        See notes to condensed consolidated financial statements.

                               DRIVERSHIELD CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three Months Ended,
                                                                             June 30          June 30
                                                                               2002             2001
                                                                          ------------     ------------
Revenue:
         Collision repairs and fees                                       $    613,274     $       --
         Automobile affinity services                                          303,700          396,482
                                                                          ------------     ------------

                 Total revenues                                                916,974          396,482
                                                                          ------------     ------------

Operating expenses:
         Collision repair expenses                                             511,685             --
         Sales and marketing                                                   266,478          146,911
         General and administrative                                            592,985          481,731
         Non-cash compensation (Note 6)                                        (36,687)         246,121
         Depreciation and amortization                                          95,810           86,078
                                                                          ------------     ------------

                 Total operating expenses                                    1,430,271          960,841
                                                                          ------------     ------------

                                                                              (513,297)        (564,359)

Investment and other income                                                    122,824           81,914
                                                                          ------------     ------------

Loss from continuing operations before provision for income taxes             (390,473)        (482,445)
Provision for income tax benefit (Note 10)                                     236,854             --
                                                                          ------------     ------------
Loss from continuing operations                                               (153,619)        (482,445)
                                                                          ------------     ------------

Discontinued operations (Note 4 and Note 10):
      Disposal of subsidiary - additional tax expense due to change
         in estimate of effective tax rate                                    (425,764)            --
      Income from discontinued operations, (additional tax expense
         due to change in estimate of effective tax rate in 2002)               (3,061)         255,724
                                                                          ------------     ------------
Income (loss) from discontinued operations                                    (428,825)         255,724
                                                                          ------------     ------------
Net loss                                                                  $   (582,444)    $   (226,721)
                                                                          ============     ============

Basic and diluted earnings (loss) per common share:
         Continuing operations                                            $      (0.01)    $      (0.05)
         Discontinued operations                                                 (0.04)            0.03
                                                                          ------------     ------------
                 Net loss                                                 $      (0.05)    $      (0.02)
                                                                          ============     ============


Weighted average number of common shares outstanding                        10,962,218       10,696,988
Effect of dilutive securities, stock options and warrants                         --               --
                                                                          ------------     ------------
Weighted average diluted common shares outstanding                          10,962,218       10,696,988
                                                                          ============     ============

            See notes to condensed consolidated financial statements.

                               DRIVERSHIELD CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Six Months Ended,
                                                                            June 30          June 30
                                                                              2002             2001
                                                                         ------------     ------------
Revenue:
         Collision repairs and fees                                      $  1,091,933     $       --
         Automobile affinity services                                         658,224          795,238
                                                                         ------------     ------------

                 Total revenues                                             1,750,157          795,238
                                                                         ------------     ------------

Operating expenses:
         Collision repair expenses                                            933,000             --
         Sales and marketing                                                  499,024          292,089
         General and administrative                                         1,447,055        1,022,769
         Non-cash compensation (Note 6)                                       144,805          246,121
         Depreciation and amortization                                        184,832          168,725
                                                                         ------------     ------------

                 Total operating expenses                                   3,208,716        1,729,704
                                                                         ------------     ------------

                                                                           (1,458,559)        (934,466)
                                                                         ------------     ------------

Investment and other income                                                   203,634          126,529
Other expenses (shares issued for restriction agreement) (Note 8)                --            (77,438)
                                                                         ------------     ------------

         Investment and other income                                          203,634           49,091
                                                                         ------------     ------------

Loss from continuing operations before provision for income taxes          (1,254,925)        (885,375)
Provision for income (tax) benefit (Note 10)                                  582,635              (42)
                                                                         ------------     ------------
Loss from continuing operations                                              (672,290)        (885,417)
                                                                         ------------     ------------

Discontinued operations (Note 4 and Note 10):
         Gain on disposal of subsidiary, (net of income taxes
         of $2,858,713)                                                     3,223,655             --
         Income from discontinued operations (net of income taxes
         of $20,551 in 2002)                                                   23,175          674,945
                                                                         ------------     ------------
Income from discontinued operations                                         3,246,830          674,945
                                                                         ------------     ------------
Net income (loss)                                                        $  2,574,540     $   (210,472)
                                                                         ============     ============

Basic and diluted earnings (loss) per common share:
         Continuing operations                                           $      (0.06)    $      (0.08)
         Discontinued operations                                                 0.30             0.06
                                                                         ------------     ------------
                 Net earnings (loss)                                     $       0.24     $      (0.02)
                                                                         ============     ============

Weighted average number of common shares outstanding                       10,920,740       10,634,143
Effect of dilutive securities, stock options and warrants                        --               --
                                                                         ------------     ------------
Weighted average diluted common shares outstanding                         10,920,740       10,634,143
                                                                         ============     ============

            See notes to condensed consolidated financial statements.

                                DRIVERSHIELD CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                               June 30          June 30
                                                                                 2002             2001
                                                                             ------------     ------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                                        $  2,574,540     $   (210,472)
                                                                             ------------     ------------
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization (including bond premium
             amortization)                                                        233,877          168,725
          Shares issued for restriction agreement                                    --             77,438
          Non-cash compensation                                                   144,805          246,121
          Gain on sale of subsidiary                                           (6,082,368)            --
          Gain on sale of assets                                                     --             (3,198)
          Options granted for services                                             17,910           31,127
          Changes in assets and liabilities:
                Accounts receivable                                              (280,040)         376,634
                Prepaid expenses and other assets                                (107,544)           5,751
                Deferred tax asset                                              1,900,000             --
                Investment in net assets of discontinued operations               (60,022)            --
                Accounts payable                                                   32,797         (163,781)
                Accrued expenses and all current liabilities                      417,015           30,836
                                                                             ------------     ------------

                   Total adjustments                                           (3,803,570)         769,653
                                                                             ------------     ------------

                   Net cash provided by (used in) operating activities         (1,229,030)         559,181
                                                                             ------------     ------------

Cash flows provided by (used in) investing activities:
       Purchase of property and equipment                                        (137,436)        (126,784)
       Proceeds from sale of subsidiary, net                                    6,174,389             --
       Proceeds from bond redemption                                              150,465             --
       Purchase of Certificate of Deposit                                        (300,000)            --
       Purchase of investments                                                 (5,044,132)        (737,346)
       Proceeds from sale of assets                                                  --             15,600
                                                                             ------------     ------------

             Net cash provided by (used in) investing activities                  843,286         (848,530)
                                                                             ------------     ------------

Cash flows provided by (used in) financing activities:
       Repayment of note payable                                                     --             (6,832)
       Proceeds from issuance of preferrred stock                               1,000,000             --
                                                                             ------------     ------------

             Net cash provided by (used in) financing activities                1,000,000           (6,832)
                                                                             ------------     ------------

            See notes to condensed consolidated financial statements.

                                DRIVERSHIELD CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                               June 30          June 30
                                                                                 2002             2001
                                                                             ------------     ------------
             Net increase (decrease) in cash and cash equivalents                 614,256         (296,181)

             Cash and cash equivalents at beginning of period                     265,408        1,039,866
                                                                             ------------     ------------

             Cash and cash equivalents at end of period                      $    879,664     $    743,685
                                                                             ============     ============

             Supplemental disclosure of cash flow information:
                Cash paid during the period for income taxes                 $      7,180     $         42
                                                                             ------------     ------------

            See notes to condensed consolidated financial statements.