Form 10QSB
period 2002-09-30
DRIVERSSHIELD COM CORP
filed 2002-11-14
CIK 778164

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

        As of November 14, 2002, the issuer had outstanding a total of 10,868,993 shares of common stock.

        Transitional Small Business Format (check one)      Yes |_|  No |X|

                               DRIVERSHIELD CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                    CONTENTS

                                                                       PAGE

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet
               As of September 30, 2002 (Unaudited)                      3

          Condensed Consolidated Statements of Operations
               (Unaudited) for the Three Months ended
               September 30, 2002 and 2001                               4

          Condensed Consolidated Statements of Operations
               (Unaudited) for the Nine Months ended
               September 30, 2002 and 2001                               5

          Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Nine Months ended
               September 30, 2002 and 2001                               6

          Notes to Condensed Consolidated Financial                      8
               Statements

Item 2.   Management's Discussion and Analysis                          12

Item 3.   Controls and Procedures                                       16

Part II.  OTHER INFORMATION                                             17

Item 6.   Exhibits and Reports on Form 8-K                              17

          THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

Item 1.  Financial Statements

                               DRIVERSHIELD CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                      $  2,606,477
     Accounts receivable, trade                                                          288,225
     Investments                                                                       1,973,412
     Prepaid expenses and other current assets                                           251,378
                                                                                    ------------

                        Total current assets                                           5,119,492
Investments                                                                            2,499,571
Property and equipment, net of accumulated depreciation                                  733,472
Restricted certificate of deposit                                                        300,000
Security deposits                                                                         42,336
                                                                                    ------------
                        Total assets                                                $  8,694,871
                                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $    342,320
     Accrued expenses and other current liabilities                                      837,764
     Current portion of capital lease obligation                                          31,047
     Deferred tax credit                                                                 349,694
                                                                                    ------------

                        Total current liabilities                                      1,560,825
                                                                                    ------------

Obligations under capital lease, net of current portion                                   28,762
                                                                                    ------------

Shareholders' equity:
     Common stock, $.015 par value, authorized 30,000,000
               shares; issued 11,746,911                                                 176,205
     Preferred stock, $.01 par value, authorized 1,000,000
               shares; 1,000 issued and outstanding; liquidation
               preference of $1.25 million                                                    10
     Additional paid-in capital                                                       10,815,195
     Accumulated other comprehensive loss, unrealized holding
               gain on investment securities                                               6,043
     Deficit                                                                          (2,187,687)
                                                                                    ------------
                                                                                       8,809,766
     Less common stock held in treasury, at cost,
               877,918 shares                                                          1,704,482
                                                                                    ------------
     Total shareholders' equity                                                        7,105,284
                                                                                    ------------
                        Total liabilities and shareholders' equity                  $  8,694,871
                                                                                    ============

            See notes to condensed consolidated financial statements.

                               DRIVERSHIELD CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             Three Months Ended,
                                                                         September 30   September 30
                                                                             2002           2001
                                                                         -----------    -----------
Revenue:
           Collision repairs and fees                                    $   927,830    $        --
           Automobile affinity services                                      255,643        419,105
                                                                         -----------    -----------
                     Total revenues                                        1,183,473        419,105
                                                                         -----------    -----------
Operating expenses:
           Collision repair expenses                                         806,225             --
           Sales and marketing                                               389,857        142,356
           General and administrative                                        999,768        609,781
           Non-cash compensation (Note 5)                                    (33,767)       (56,320)
           Depreciation and amortization                                      99,955         89,985
                                                                         -----------    -----------
                     Total operating expenses                              2,262,038        785,802
                                                                         -----------    -----------
                                                                          (1,078,565)      (366,697)
Investment and other income                                                   57,510         35,878
                                                                         -----------    -----------
Loss from continuing operations before provision for income taxes         (1,021,055)      (330,819)
Provision for income (tax) benefit (Note 9)                                  633,583         (4,621)
                                                                         -----------    -----------
Loss from continuing operations                                             (387,472)      (335,440)
                                                                         -----------    -----------
Discontinued operations (Note 3 and Note 9):
         Disposal of subsidiary - additional tax expense due to change
           in estimate of effective tax rate                                (486,589)            --
         Income from discontinued operations, (additional tax expense
           due to change in estimate of effective tax rate in 2002)           (3,498)       199,363
                                                                         -----------    -----------
Income (loss) from discontinued operations                                  (490,087)       199,363
                                                                         -----------    -----------
Net loss                                                                 $  (877,559)   $  (136,077)
                                                                         ===========    ===========
Basic and diluted earnings (loss) per common share:
           Continuing operations                                         $     (0.04)   $     (0.03)
           Discontinued operations                                             (0.04)          0.02
                                                                         -----------    -----------
                     Net loss                                            $     (0.08)   $     (0.01)
                                                                         ===========    ===========
Weighted average number of common shares outstanding                      10,890,458     10,768,727
Effect of dilutive securities, stock options and warrants                         --             --
                                                                         -----------    -----------
Weighted average diluted common shares outstanding                        10,890,458     10,768,727
                                                                         ===========    ===========

            See notes to condensed consolidated financial statements.

                               DRIVERSHIELD CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Nine Months Ended,
                                                                      September 30   September 30
                                                                          2002           2001
                                                                      -----------    -----------
Revenue:
           Collision repairs and fees                                 $ 2,019,763    $        --
           Automobile affinity services                                   913,867      1,297,088
                                                                      -----------    -----------
                     Total revenues                                     2,933,630      1,297,088
                                                                      -----------    -----------
Operating expenses:
           Collision repair expenses                                    1,739,225             --
           Sales and marketing                                            888,881        505,801
           General and administrative                                   2,446,823      1,619,373
           Non-cash compensation (Note 5)                                (129,200)       189,801
           Depreciation and amortization                                  284,787        258,710
                                                                      -----------    -----------
                     Total operating expenses                           5,230,516      2,573,685
                                                                      -----------    -----------
                                                                       (2,296,886)    (1,276,597)
                                                                      -----------    -----------
Investment and other income                                               261,144        162,407
Other expenses (shares issued for restriction agreement) (Note 7)              --        (77,438)
                                                                      -----------    -----------
           Investment and other income                                    261,144         84,969
                                                                      -----------    -----------
Loss from continuing operations before provision for income taxes      (2,035,742)    (1,191,628)
Provision for income (tax) benefit (Note 9)                             1,103,306         (4,663)
                                                                      -----------    -----------
Loss from continuing operations                                          (932,436)    (1,196,291)
                                                                      -----------    -----------
Discontinued operations (Note 3 and Note 9):
           Gain on disposal of subsidiary, (net of income taxes
           of $3,345,302)                                               2,737,066             --
           Income from discontinued operations (net of income taxes
           of $24,048 in 2002)                                             19,677        849,738
                                                                      -----------    -----------
Income from discontinued operations                                     2,756,743        849,738
                                                                      -----------    -----------
Net income (loss)                                                     $ 1,824,307    $  (346,553)
                                                                      ===========    ===========
Basic and diluted earnings (loss) per common share:
           Continuing operations                                      $     (0.09)   $     (0.11)
           Discontinued operations                                           0.26           0.08
                                                                      -----------    -----------
                     Net earnings (loss)                              $      0.17    $     (0.03)
                                                                      ===========    ===========
Weighted average number of common shares outstanding                   10,910,839     10,679,497
Effect of dilutive securities, stock options and warrants                      --             --
                                                                      -----------    -----------
Weighted average diluted common shares outstanding                     10,910,839     10,679,497
                                                                      ===========    ===========

            See notes to condensed consolidated financial statements.

                                DRIVERSHIELD CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                September 30  September 30
                                                                                    2002          2001
                                                                                ------------  ------------
Cash flows provided by (used in) operating activities:
     Net income (loss)                                                          $  1,824,307  $   (346,553)
                                                                                ------------  ------------
     Adjustments to reconcile net income (loss) to net cash provided by (used
        in) operating activities:
            Depreciation and amortization (including bond premium
               amortization)                                                         361,927       258,710
            Shares issued for restriction agreement                                       --        77,438
            Shares issued for consulting services                                         --       150,000
            Non-cash compensation                                                   (129,200)      189,801
            Gain on sale of subsidiary                                            (6,082,368)           --
            Gain on sale of assets                                                        --        (3,198)
            Options granted for services                                              26,865        40,082
            Changes in assets and liabilities:
                   Accounts receivable                                              (151,775)      622,978
                   Prepaid expenses and other assets                                 (98,550)      (78,698)
                   Deferred tax asset                                              1,900,000            --
                   Investment in net assets of discontinued operations               (60,022)           --
                   Accounts payable                                                  186,990      (264,685)
                   Accrued expenses and taxes payable                                753,660       (94,601)
                                                                                ------------  ------------
                      Total adjustments                                           (3,292,473)      897,827
                                                                                ------------  ------------
                      Net cash provided by (used in) operating activities         (1,468,166)      551,274
                                                                                ------------  ------------
Cash flows provided by (used in) investing activities:
        Purchase of property and equipment                                          (340,393)     (195,449)
        Proceeds from sale of subsidiary, net                                      6,174,389            --
        Proceeds from bond redemption                                              4,929,000            --
        Purchase of restricted certificate of deposit                               (300,000)           --
        Purchase of investments                                                   (7,558,638)   (1,108,188)
        Proceeds from sale of assets                                                      --        15,600
                                                                                ------------  ------------
               Net cash provided by (used in) investing activities                 2,904,358    (1,288,037)
                                                                                ------------  ------------
Cash flows provided by (used in) financing activities:
        Repayment of note payable                                                         --       (14,644)
        Payments under capital lease                                                  (2,427)           --
        Proceeds from issuance of preferrred stock                                 1,000,000
        Purchase of treasury stock                                                   (92,696)           --
                                                                                ------------  ------------
               Net cash provided by (used in) financing activities                   904,877       (14,644)
                                                                                ------------  ------------

            See notes to condensed consolidated financial statements.

                                DRIVERSHIELD CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      September 30   September 30
                                                          2002            2001
                                                      ------------   ------------
Net increase (decrease) in cash and cash equivalents  $  2,341,069   $   (751,407)
Cash and cash equivalents at beginning of period           265,408      1,039,866
                                                      ------------   ------------
Cash and cash equivalents at end of period            $  2,606,477   $    288,459
                                                      ============   ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes      $     16,353   $      4,663
                                                      ------------   ------------

            See notes to condensed consolidated financial statements.

                               DRIVERSHIELD CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

1.  BASIS OF PRESENTATION

      The information contained in the condensed consolidated financial statements for the three and nine-month periods ended September 30, 2002 and 2001 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

      The financial statements and notes are presented in accordance with the requirements of Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statements as reported in its most recent annual report on Form 10-KSB.

      On February 7, 2002 the Company sold its fleet services business (see Note
3). The accompanying financial statements reflect the results of this business as Discontinued Operations. Accordingly, certain prior period amounts have been reclassified.

      This report may contain forward-looking statements that involve certain risks and uncertainties. Factors may arise, including those identified in the Company's Form 10-KSB for the year ended December 31, 2001, which could cause the Company's operating results to differ materially from those contained in any forward-looking statement.

      For the three and nine month periods ending September 30, 2002 and 2001, there were no significant non-owner sources of income or expense. Accordingly, separate statements of comprehensive income have not been presented.

2.  BUSINESS OF THE COMPANY

      The Company, a New York corporation, has been engaged in automotive repair and collision management since its inception in 1983. Until the recent divestiture of its original business (Note 3), it provided collision repair and fleet management services primarily for numerous Fortune 500 companies. It now provides similar collision and general repair programs and appraisal services, for the insurance industry and insurance carriers. The Company facilitates the repair process for insurance carriers by installing its internet-based software at customer sites, which permits them to enter new claims and to monitor the Company's activities. Once a claim is initiated on the website, the Company commences its efforts. This includes the audit of repair estimates, negotiation of the repair price with one of its suppliers selected from its network of approximately 2,000 providers, management of time for completion of repair, selection or approval of part specifications, and obtaining third party appraisals if required. The Company assumes the risks and responsibilities of the vehicle repair process, from commencement to completion, for its insurance clients. It warrants all repairs completed through its network of repair facilities, for periods up to as long as the driver owns the vehicles and issues warranty certificates for claims processed through its supplier network. The Company records revenues gross in these circumstances, having acted as the principal in the transaction.

      The Company also generates revenue by providing similar auto repair benefits for individuals through affinity memberships that are offered by financial institutions.

      Two of the Company's customers currently account for approximately 75% of its revenues.


3.  DISCONTINUED OPERATIONS AND PREFERRED STOCK SALE

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

      Of the gross proceeds paid by PHH, $175,000 was remitted into an escrow account, in the event indemnification obligations arise, and is to be released twelve months from the date of the closing of the transaction, February 2003.

      Operating results of the discontinued fleet services operations for the period January 1, 2002 through February 7, 2002, its date of sale, and for the nine months ended September 30, 2001, are as follows:

                                                         2002           2001
                                                     -----------    -----------
Revenues                                             $ 1,087,658    $ 9,751,209
Cost of sales                                           (878,776)    (7,930,567)
Selling, general and administrative                     (165,157)      (970,904)
                                                     -----------    -----------
Income from discontinued operations, pre-tax         $    43,725    $   849,738

      In accordance with the Transition Services Agreement with PHH, the Company managed FS operations from the date of its sale through June 30, 2002, and received fees associated with those activities, which were paid in full.

4.  EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. For the three and nine month periods ended September 30, 2002 and 2001, respectively, approximately 5,200,000 and 3,900,000 of stock options, warrants and convertible preferred stock were excluded from the earnings per share calculations as their inclusion would have been anti-dilutive. These options, warrants and preferred shares could be dilutive in the future.

5.  NON-CASH COMPENSATION FOR VARIABLE PRICED OPTIONS

      In October 1999 the Company repriced certain options previously granted to employees and third parties. The original grants gave holders the right to purchase common shares at prices ranging from $1.00 to $1.24; these were repriced to prices ranging from $.75 to $.83 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). In addition, in September 2002 the Company granted a five-year extension to the life of certain fully vested options that had expired. Pursuant to FASB Interpetation No. 44, the Company accounts for these as variable from the date of the modification until they are exercised, forfeited or expired, and records the intrinsic value of such grants. Accordingly, for the nine months ended September 30, 2002 the Company recorded a non-cash credit of $129,000 for compensation costs, including a non-cash credit of $34,000 for the three months ended September 30, 2002, which resulted from a decrease in the price per common share. The comparable amount for the three months ended September 30, 2001 was a credit of $56,000 and for the nine months ended September 30, 2001 was an expense of $190,000.

6.  INVESTMENTS

      Investments consist of the following at September 30, 2002:

    Available-for-sale investments         $1,973,413
    Held-to-maturity investments            2,499,570
                                           ----------
                                           $4,472,983

7. SHARES ISSUED IN EXCHANGE FOR RESTRICTION AGREEMENT AND OTHER CONSIDERATIONS DURING 2001

      In March 2001, the Company issued 175,000 shares of its common stock to an individual shareholder in consideration for the lock-up of certain shares owned by this individual, and the right to purchase this individual's shares under the same terms and conditions as previously granted to another group. The new shares were issued with a restrictive legend precluding their transferability for twelve months from the date of issue. Additionally, restrictions were placed upon the transfer of other shares held by this individual through December 31, 2001. The Company recorded this transaction, in the accompanying financial statements, as a non-operating, non-cash expense of $77,000 during the nine months ended September 30, 2001.

8.  PROFORMA INFORMATION

      Proforma information, assuming that the disposal of FS occurred at the beginning of the earliest quarterly period presented, has not been presented since the disposal of FS has been accounted for as discontinued operations, and such amounts have been reclassified from continuing operations.

9.  INCOME TAXES

      As of December 31, 2001, the Company had operating loss carry forwards of approximately $5,000,000 that resulted in a deferred tax asset of $1,900,000, net of valuation allowance. In the quarter ended September 30, 2002, as a result of its operating losses, the Company increased its estimate of its effective tax rate to 55%, from 47%, for the nine months ended September 30, 2002, for both continuing and discontinued operations. The Company had previously increased its effective tax rate through June 30, 2002 to 47% from 40%. Accordingly, the results for the three months ended September 30, 2002 reflect additional amounts in the tax provision associated with the net gain on the sale, as well as the results for the operations through the date of the sale of the fleet business to reflect this higher rate. The calculation revisions had no cash impact. For the nine months ended September 30, 2002, the Company has recorded income tax expense of approximately $2,266,000 and a deferred tax credit of $350,000.

10.  FLORIDA OFFICE LEASE AND RELATED PARTY TRANSACTION

      In May 2002 the Company signed a five and a half year lease to occupy a 7,300 square foot building in Coral Springs, Florida. This property is owned and operated by B & B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Ken Friedman, are members of the Company's board of directors. The terms of the lease require rent payments of approximately $125,000 in the initial year increasing to $176,000 in the final year, plus certain operating expenses. The commencement of the lease term occurred in October 2002. The Company and the property owners are, each, expending approximately $140,000 to complete the interior space ($110,000 expended by the Company to date). In addition, during July 2002, the Company established a $300,000 certificate of deposit with a Florida Bank, (the mortgage lender to B & B Lakeview Realty Corp) as security of its future rental commitments. The certificate of deposit declines to $200,000 after the 36th month, $100,000 after the 48th month, and to zero after 60 months, as the balance of the rent commitment declines.

11.  CLOSURE OF NEW YORK OFFICE

      In conjunction with opening its Florida office during the fourth quarter of 2002, the Company announced that it expects to close its Long Island, New York office by December 31, 2002. Accordingly, the Company has accrued $175,000 relating to one-time employee termination benefits, and $82,000 for certain relocation costs. Such amounts are included in general administrative expenses in the consolidated statement of operations.

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

Three Months ended September 30, 2002 (the "2002 Quarter") Compared to Three Months ended September 30, 2001 (the "2001 Quarter").

      The 2002 Quarter reflected a net loss of $878,000 compared to a net loss of $136,000 in the 2001 Quarter. Loss from continuing operations was $387,000 versus a loss of $335,000 in the 2001 Quarter. Basic and diluted loss per share from continuing operations was $(.04) and $(.03) per share in the 2002 and 2001 Quarter, respectively. Basic and diluted earnings per share, from discontinued operations, were $.02 in the 2001 Quarter and a $(.04) loss per share in the 2002 quarter. The 2002 loss reflects increased tax expense resulting from revisions of the Company's estimated effective tax rate for the year.

Revenues from Continuing Operations

      Revenues were $1,183,000 in the 2002 Quarter, versus $419,000 in the 2001 Quarter, representing an increase of 764,000 or 182%. The Company's revenues increased by $928,000 from its insurance industry clients. Customer contracts were signed late in fiscal 2001 and installation and implementation occurred during 2002. In the 2002 Quarter, Affinity Services sales decreased $163,000 or 39%, to $256,000, as compared to $419,000 for the same period in 2001, reflecting a percentage of members that did not renew their memberships after the significant increases in memberships that resulted from marketing efforts during fiscal year 2000.

Operating Income and Expenses from Continuing Operations

      Pretax loss from continuing operations was $1,021,000 in the 2002 Quarter compared to a loss of $331,000 in the 2001 Quarter, an increase in losses of $690,000. The comparative amounts are described below.

      Collision repair and claim fee revenues from insurance carriers, net of collision repair costs, were $122,000. There were no comparable amounts in the 2001 Quarter. Affinity Services revenues decreased by $163,000, as noted above.

      Selling expenses increased by $248,000 (175%), to $390,000 in the 2002 Quarter, from $142,000 in the 2001 Quarter. This was the result of increased costs for marketing, personnel and related travel activities of DriverShield CRM, the Company's insurance industry business.

      General and administrative expenses increased by $390,000 (64%), from $610,000 in the 2001 Quarter to $1,000,000 in the 2002 Quarter resulting primarily from non-recurring costs relating to the expected closure of the New York office, including estimated severance expenses and relocation costs for moving its office in New York to a temporary location, as well as the relocation of the corporate headquarters to Florida. The non-cash charges associated with recording the impact of variable stock option grants resulted in a credit of $34,000 in the 2002 Quarter versus a credit of $56,000 in the 2001 Quarter, an income reduction of $22,000.

      Depreciation expense increased $10,000, to $100,000 in the 2002 Quarter from $90,000 in the 2001 Quarter, primarily as a result of additional capital expenditures supporting the Company's technology systems.

      Investment and other income increased $22,000, from $36,000 in the 2001 Quarter to $58,000 in the 2002 Quarter. The increase resulted primarily from increased interest income.

Discontinued Operations

      Income from discontinued operations in the 2001 Quarter of $199,000 reflects the operations of the fleet business that was sold in February 2002. In the 2002 Quarter, while there were no business activities of the fleet business, the Company recorded $490,000 of additional tax expense resulting from a change in the Company's estimated effective tax rate.

Nine Months ended September 30, 2002 (the "2002 Period") Compared to Nine Months ended September 30, 2001 (the "2001 Period").

      The 2002 Period reflected net income of $1,824,000 compared to a net loss of $347,000 in the 2001 Period. Loss from continuing operations was $932,000 in the 2002 Period versus a loss of $1,196,000 in the 2001 Period. Income from discontinued operations was $2,757,000 in the 2002 Period versus income of $850,000 in the 2001 Period. This increase in net income in the aggregate, and from discontinued operations, resulted predominantly from the net gain on the sale of FS to PHH of $2,737,000. Basic and diluted loss per share from continuing operations was $(.09) and $(.11) per share in the 2002 and 2001 Period, respectively. Basic and diluted earnings per share, from discontinued operations, were $.26 in the 2002 Period, versus $.08 in the 2001 Period.

Revenues from Continuing Operations

      Revenues were $2,934,000 in the 2002 Period, versus $1,297,000 in the 2001 Period, representing an increase of $1,637,000 or 126%. The Company's revenues increased by $2,020,000 from its insurance industry clients. Customer contracts were signed late in fiscal 2001 and installation and implementation occurred during the 2002 Period. In the 2002 Period, Affinity Services sales decreased $383,000 or 30%, to $914,000, as compared to $1,297,000 for the same period in 2001, reflecting a percentage of members that did not renew their memberships after the significant increases in memberships that resulted from marketing efforts during fiscal year 2000.

Operating Income and Expenses from Continuing Operations

      Pretax loss from continuing operations was $2,036,000 in the 2002 Period compared to a loss of $1,192,000 in the 2001 Period, an increase in losses of $844,000. The comparative amounts are described below.

      Collision repair and claim fee revenues from insurance carriers, net of collision repair costs, were $281,000. There were no comparable amounts in the 2001 Quarter. Affinity Services revenues decreased by $383,000, as noted above.

      Selling expenses increased by $383,000 (76%), to $889,000 in the 2002 Period, from $506,000 in the 2001 Period. This was the result of increased costs for personnel and related travel activities of DriverShield CRM, the Company's insurance industry business.

      General and administrative expenses increased by $828,000 (51%), from $1,619,000 in the 2001 Period to $2,447,000 in the 2002 Period resulting primarily from a one-time bonus of $250,000 to the CEO that was provided for the consummation of the sale of FS, from increases in consulting expenses, the non-recurring costs of relocating the office to a new location in New York as well as Florida, and estimated severance costs relating to expected closure of the New York office. The non-cash impact associated with recording variable stock options resulted in a credit of $129,000 in the 2002 Period versus a charge to operations of $190,000 in the 2001 Quarter, an expense reduction of $319,000.This reduction resulted from a decrease in the Company's price per share of its common stock.

      Depreciation expense increased $26,000, from $259,000 in the 2001 Period to $285,000 in the 2002 Period, primarily as a result of additional capital expenditures supporting the Company's technology systems.

      Investment and other income increased $99,000, from $162,000 in the 2001 Period to $261,000 in the 2002 Period. The increase resulted primarily from increased interest income and fees earned from the Transition Services Agreement with PHH.

      The Company incurred a charge in the 2001 Period, in the amount of $77,000, for shares issued in connection with a restriction agreement; no such amount was incurred in the 2002 Period.

Discontinued Operations

    Income from discontinued operations reflects the net after-tax gain on the sale of FS of $2,737,000, as well as income from discontinued activities of $20,000 in the 2002 Period versus $850,000 in the 2001 Period. The results in the 2002 Period reflect only five weeks of discontinued activity immediately preceding the sale of FS on February 7, 2002, versus activity during the entire 2001 Period.

Liquidity and Capital Resources

      As of September 30, 2002, the Company had cash and cash equivalents of $2,606,000. The Company also holds 200,754 shares of highly liquid, Salomon Smith Barney Adjustable Rate Government Income Fund valued at $1,973,000, and also holds liquid notes, expected to be held to maturity, in the amount of $2,500,000, for a total of $7,080,000 of cash and liquid investments. In addition $175,000 of restricted funds, resulting from the sale of the fleet business, is expected to be released in February 2003. Working capital of the Company as of September 30, 2002, was $3,558,000 and its working capital ratio at September 30, 2002 was 3:1.

      In connection with the Company's rental of office space in Florida, in July 2002, the Company established a $300,000 certificate of deposit with a Florida bank for the five and a half year term of the lease, as a guarantee of its future rental commitments. Such amounts were excluded from liquidity and working capital, described above, and presented as restricted cash. The certificate of deposit declines as the remaining rental commitment declines, as follows; the balance of the certificate will be $200,000 after the 36th month, $100,000 after the 48th months, and zero after 60 months. In addition, the Company expects to expend approximately $140,000 by December 31, 2002 ($110,000 to date) in connection with the build-out of the space.

      The Company's Board of Directors approved a stock repurchase program whereby the Company may purchase up to 500,000 shares of its common shares traded on the Nasdaq SmallCap Market. Since the repurchase program was approved, during the third quarter of 2002, the Company acquired 93,000 shares at a cost of $93,000.

      The Company believes that its present cash position will enable the Company to continue to support its operations for the next twelve months and for an extended period thereafter depending on the extent of its use of funds to build its existing businesses and possible use of funds to develop or acquire new businesses.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the Evaluation Date) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                       DriverShield Corp.


Date: November 14, 2002                By: Barry Siegel
                                           ---------------------------------
                                       Chairman of the Board, Secretary and
                                       Chief Executive Officer


Date: November 14, 2002                By: Philip B. Kart
                                           --------------------------------
                                       Senior Vice President and Chief
                                       Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Quarterly Report of DriverShield Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry Siegel, Chairman of the Board, Secretary and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

(1) I have reviewed the Report being filed;

(2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (as such term is defined in paragraph (c) of this section) for the issuer and have:

      (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic Reports are being prepared;

      (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

      (iii) Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

      (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and Report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

      (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        By /s/ Barry Siegel
                                           ------------------------------------
                                           Barry Siegel
                                           Chairman of the Board, Secretary and
                                           Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Quarterly Report of DriverShield Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip Kart, Senior Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

(1) I have reviewed the Report being filed;

(2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (as such term is defined in paragraph (c) of this section) for the issuer and have:

      (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic Reports are being prepared;

      (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

      (iii) Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

      (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and Report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

      (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       By /s/ Philip Kart
                                          ----------------------------------
                                          Philip Kart
                                          Senior Vice President,
                                          Treasurer and Chief Financial Officer

                                INDEX OF EXHIBITS



99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer