Form 10KSB
period 2002-12-31
DRIVERSSHIELD COM CORP
filed 2003-03-31
CIK 778164

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2002

                                       or

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from _______________ to _______________

                         Commission File Number 0-21467

                                 ACCESSITY CORP.
           (f/k/a DriverShield Corp.; f/k/a driversshield.com Corp and
                        f/k/a First Priority Group, Inc.)
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


             NEW YORK                                       11-2750412
             --------                                       ----------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


                      12514 West Atlantic Boulevard
                         Coral Springs, Florida            33071
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                  Registrant's telephone number: (954-752-6161)



       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock par value $.015 per share
            Preferred Stock Purchase Rights par value $.01 per share

================================================================================

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X       No
              ---         ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year $4,018,000

         The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of March 27, 2003, based upon the closing price on the date thereof is $3,692,000.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         As of March 27, 2003, the issuer had outstanding a total of 10,869,073 shares.



         Transitional Small Business Disclosure Format (check one):

         Yes           No  X
              ---         ---





        THE REMAINING PORTION OF THIS PAGE WAS INTENTIONALLY LEFT BLANK.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         GENERAL

         On November 23, 1983, drivershield.com FS Corp. ("FS"), formerly known as National Fleet Service, Inc., a New York corporation was formed and commenced operations as an automotive fleet administrator. Thereafter, Accessity Corp., (f/k/a DriverShield Corp.; f/k/a driversshield.com Corp, and f/k/a First Priority Group, Inc.) a New York corporation, was formed on June 28, 1985, and was engaged in automotive fleet management and administration of automotive repairs for businesses, insurance companies and members of affinity groups. Accessity Corp. ("the Company") became the parent company to driversshield.com FS Corp. On February 7, 2002, all of the outstanding shares of driversshield.com FS Corp. were sold (see Recent Developments) and, thereafter the Company was no longer engaged in the fleet management business. In addition, on January 2, 2003 we established a strategic partnership with a third party and transferred the management and operating responsibilities of our DriverShield CRM unit in exchange for a royalty, (see Recent Developments). DriverShield CRM provided collision repair management services for insurance industry clients during fiscal 2002. Our remaining business units consist of automobile services offered to affinity groups through our wholly owned subsidiary, DriverShield ADS Corp. ("ADS"), and Sentaur Corp., a new business unit specializing in medical billing recovery for hospitals.

         In February 2003 the Company changed its name to Accessity Corp. from DriverShield Corp.

         The Company relocated its corporate headquarters to 12514 West Atlantic Boulevard, Coral Springs, Florida 33071, from New York, during the fourth quarter of 2002.

         NATURE OF SERVICES

         INSURANCE CARRIER MARKET
         ------------------------
         During fiscal 2002 we offered vehicle repair management services, including collision and general repair programs, estimating and auditing services and vehicle rentals for insurance companies and affinity group members. Effective January 2, 2003, under a Strategic Partnership Agreement with ClaimsNet, Inc. ("ClaimsNet"), ClaimsNet assumed all responsibility for processing new claims and repairs for DriverShield CRM (see Recent Developments). We will complete the repairs that were in process prior to the effective date of the agreement with ClaimsNet.

         Throughout fiscal 2002 and for a short period in early 2003, during which in-process repairs are completed, we provided auto repair services for our insurance carrier clients. We assumed the risks and responsibilities for the vehicle repair process from commencement to completion. Our insurance industry clients used the Internet to access our collision management system to record a claim, which then initiated our activities to proceed with vehicle repairs. During our nineteen years of experience in vehicular repair management, we had established a proprietary network of over 2,000 high-quality automobile repair shops. We controlled and negotiated the cost of every repair, the use of certain parts, and guaranteed the quality of the repairs. The interactive website facilitated information gathering and distribution to launch the repair process. The website enabled insurance carriers to utilize the Company's website to directly enter the initial vehicle claim information, find and select the most accessible automobile collision repair shop from the Company's network of over 2,000 shops throughout the United States, and enable the insurance carrier and the insured to track the repairs of the vehicle until completion. Our software also allowed us, and our clients, to view digitized images of the damaged vehicle. This network of automobile repair shops can handle, on a per incident basis, any repair that the clients' drivers may encounter. Because the Company had many long-term relationships with a large number of repair shops, whenever a repair to a client's vehicle was needed, the chances were excellent that a local repair shop would be available to perform the required repair work. Because of the volume of work we provided, we were able to obtain significantly lower repair costs, and expedited turnaround time, for our clients.

         Once the client initiated the claims management system, we were automatically notified to commence activities. We coordinate activities with the shop, use our audit and estimating staff to negotiate the lowest price for every claim, monitor the use of certain types of parts, track the work and timeliness of the repair process which can be viewed by our clients, on our website, to judge our efforts, obtain independent appraisals when requested, and, finally, guarantee the repairs for as long as the driver owns the vehicle. We issued DriverShield warranty certificates for every repair done within our network and are responsible to our clients if the repairs are not done appropriately. We managed our warranty risk by monitoring the quality and consistency of our network repair facilities and quickly eliminating those shops that do not maintain proper standards. We paid the independent repair shops directly upon completion of their work, and invoiced our insurance clients separately. A number of insurance carriers signed multi-year contracts with CRM. The website address is: www.drivershield.com.

         FLEET MANAGEMENT.
         -----------------
         Effective February 7, 2002, the Company sold all of the outstanding shares of FS to PHH Vehicle Management Services LLC ("PHH"). [See "Recent Developments" below.]

         AFFINITY GROUP PROGRAMS.
         ------------------------
         Through our wholly owned subsidiary, DriverShield ADS Corp., we offer various programs for vehicle-related services for consumers who are sold the programs through affinity groups, financial institutions, corporations and organizations. These programs may be used as re-enrollment incentives and/or membership premiums, or resold at a profit, may be sold individually, or a variety of services can be bundled together as a high-value package.

                  Driver's Shield(R). - This is the premium program consisting of components, which may be sold individually. This package consists of the Collision Damage Repair Program, Driver Discount Program and the Auto Service Hotline, as well an auto buying service, legal defense reimbursement, and custom trip routing services.

                  Collision Damage Repair Program (CDR). - This is the corporate collision program modified to suit consumer needs. Drivers participating in this program may utilize the Company's proprietary network of collision body repair shops. Additionally, the Company's customer service department will supervise the entire price from expediting estimates and repairs, to troubleshooting any problems or difficulties that may occur.

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

         MEDICAL BILLING RECOVERY
         ------------------------
         In late 2002, we established a new business unit to diversify from the automobile repair industry. Sentaur, Inc. provides hospitals the opportunity to recoup discounts improperly taken by insurance companies and other institutional payors of medical treatments. This business unit contracts with hospitals and, upon analytic review of their internal records and contracts, isolates those payors who have improperly discounted the fees they have paid and seeks appropriate recovery. Fee income from the hospitals is earned upon the successful collection of the receivable. To date, Sentaur has received three signed contracts and has commenced its detailed review and recovery process for one of them, and is in the initial stages for the others.

         RECENT DEVELOPMENTS

         In October 2001 the Company entered into a Stock Purchase Agreement ("the Purchase Agreement") to sell all of the outstanding shares of its wholly-owned subsidiary, drivershhield.com FS Corp, its collision repair and fleet services business, to PHH Vehicle Management Services, LLC ("PHH"), a subsidiary of Cendant Corporation (NYSE, symbol CD) for $6.3 million in cash, and pursuant to the Preferred Stock Purchase Agreement sold $1.0 million of the Company's Series A Convertible Preferred Stock to PHH. The Purchase Agreement was approved by a vote of the Company's shareholders on February 4, 2002, and the transaction was consummated on February 7, 2002. Under the terms of the Transition Services Agreement, PHH contracted with the Company to operate FS until June 30, 2002.

         In December 2002 the Company entered into a Strategic Partnership Agreement ("the Partnership Agreement"), effective January 2, 2003, with ClaimsNet, Inc. ("ClaimsNet"), a wholly owned subsidiary of The CEI Group, Inc. ("CEI"), a Pennsylvania corporation, in which ClaimsNet, assumed the responsibilities of operations and management of DriverShield CRM, our business that provided insurance carriers with collision repair for their insureds. The Company granted an exclusive license of its technology, including its website software that enables insurance customers to access our vehicle claims management system via the internet, and, a non-transferable license of its network of repair facilities, as well as training of its processing methodologies, in order for ClaimsNet to fulfill its obligations under the Partnership Agreement. In return, ClaimsNet agreed to pay royalties equivalent to 25% of vendor referral fees and 50% of administrative fees (as defined in the agreement) on all existing customers, beginning in March and February 2003 respectively, and 15% of all administrative and vendor referral fees for all new customers that use the licensed technology to have their vehicles repaired. The term of the Partnership Agreement is for a five-year period, with a two-year renewal unless terminated ninety days prior to the end of the then current term. Additionally, ClaimsNet has an option to purchase the DriverShield CRM business commencing on January 1, 2007 for a purchase price equal to the total royalties paid by ClaimsNet for the prior twenty-four months.

         SALES AND MARKETING

         The Company's clients for the CRM program were property and casualty insurance companies.
The Company's clients for its affinity programs are financial institutions, organizations and affinity groups that resell the programs to individuals. The Company's customers for its medical recovery business are hospitals. Sales activities are primarily performed by the Company's own personnel. Sales are made through referrals, cold canvassing of appropriate prospects and direct mailings. The Company also attends trade shows in order to increase its identity awareness and client base, and intends to support its brand name and products through advertising and trade journals.

         In 2002, one customer accounted for 26% of the Company's revenues and another accounted for 59% of revenues. In 2001, one of the same customers accounted for 87% of the Company's revenues. These figures exclude the discontinued operating results of the fleet services business that was sold in February 2002. See "Recent Developments", above.

         EMPLOYEES

         At year-end, upon closure of its Long Island, New York office on December 31, 2002, the Company employed 14 full-time employees. None of the Company's employees are governed by a union contract and the Company believes that its employee relationships are satisfactory.

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

         Medical Billing Recovery. The Company believes that this is an emerging market but is not aware of any major entities involved in this business. We are aware of a few privately held companies that have initiated similar business activities in regional parts of the United States.

ITEM 2.  DESCRIPTION OF PROPERTY

         In May 2002, the Company entered into a lease for new office space, and is the sole occupant of the building at 12514 West Atlantic Boulevard, Coral Springs, Florida, 33071. The space consists of approximately 7,300 square feet of office space. The lease term commenced in October 2002, and is for five and a half years. The property is owned by three members of the Company's board of directors [see "Certain Relationships and Related Transactions" below].


ITEM 3.  LEGAL PROCEEDINGS

         In January 2003 the Company was served with a complaint filed by Gerald Zutler, our former President and Chief Operating Officer, alleging that the Company breached his employment contract, fraudulent concealment of the Company's intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. Mr. Zutler is seeking damages aggregating $2.25 million, plus punitive damages and reasonable attorneys' fees. We believe that the Company properly terminated Mr. Zutler's employment for cause and intends to vigorously defend this suit as it believes that Mr. Zutler's allegations are without merit. Answer to the complaint was served by the Company on February 28, 2003, and no discovery has yet been conducted. The Company has filed a claim with its carrier under its Directors&, Officers, Insured Entity and Employment Practices Liability policy. The Company has not yet received a response from the carrier and does not know if the carrier will cover this claim under the policy, the policy has a $50,000 deducible and a liability limit of $3 million per policy year.

         The Company filed a Demand for Arbitration against Presidion Solutions, Inc. alleging that Presidion breached the terms of the Memorandum of Understanding between Accessity and Presidion dated January 17, 2003. The Company is seeking a Break-up Fee of $250,000 pursuant to the terms of the Memorandum of Understanding alleging that Presidion breached the Memorandum of Understanding by wrongfully terminating the Memorandum of Understanding. Additionally, the Company is seeking its out of pocket costs of due diligence amounting to approximately $37,000. Presidion has filed a counterclaim against Accessity alleging that Accessity had breached the Memorandum of Understanding and therefore owes Presidion a Break-up Fee of $250,000. We believe that the claim alleged by Presidion is without merit. The dispute will be settled by a single arbiter and the case will be heard before the American Arbitration Association in Broward County, Florida.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders in December 2002. The following matters were voted upon at the meeting:

1. Amend the Certificate of Incorporation to change our name to Accessity Corp.

                             For             Against      Abstain
                             ---             -------      -------
                             11,055,879      100,401      273

2. Elect our Directors: Barry J. Spiegel, Kenneth J. Friedman, Bruce S. Udell

     Barry J. Spiegel
                             For             Against      Abstain
                             ---             -------      -------
                             11,056,152      0            100,401

     Kenneth J. Friedman
                             For             Against      Abstain
                             ---             -------      -------
                             11,055,952      0            100,601

     Bruce S. Udell

                             For             Against      Abstain
                             ---             -------      -------
                             11,055,952      0            100,601


3. Ratify the selection of Nussbaum Yates & Wolpow, P.C. as auditors

                             For             Against      Abstain
                             ---             -------      -------
                             11,055,879      100,401      273

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common shares are traded on The Nasdaq SmallCap market. The following table shows the high and low closing prices for the periods indicated.


                                               Sale Price($)
                                      High                      Low
                                      ----                      ---
2002
----
First Quarter                         $2.00                     $1.25

Second Quarter                        $1.47                     $ .76

Third Quarter                         $1.14                     $ .70

Fourth Quarter                        $ .76                     $ .31



2001
----
First Quarter                         $1.06                     $ .38

Second Quarter                        $1.51                     $ .56

Third Quarter                         $1.84                     $ .87

Fourth Quarter                        $1.72                     $1.00


         The number of record holders of the Company's common shares as of March 15, 2003 was 337.

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

YEAR ENDED DECEMBER 31, 2002 (THE "2002 PERIOD") COMPARED TO YEAR ENDED DECEMBER
--------------------------------------------------------------------------------
31, 2001 (THE "2001 PERIOD")
----------------------------

         The 2002 Period reflected net income of $1,248,000 versus net income of $1,169,000 in the 2001 Period. Of those amounts, continuing operations reflected a loss of $1,161,000 in the 2002 Period versus income of $259,000 in the 2001 Period. The decrease resulted predominantly from the recognition of deferred tax assets in the 2001 Period. Discontinued operations reflected a gain of $2,409,000 in 2002 versus $780,000 in the 2001 Period resulting from the recognition of the gain on the sale of the fleet business. Basic and diluted earnings per share were $.11 in the 2002 Period and the 2001 Period.

REVENUES
--------

         Revenues were $4,018,000 in the 2002 Period compared to $1,697,000 in the 2001 Period, representing an increase of $2,321,000, or 137%. These figures exclude the fleet services business that was sold in February 2002, and is reflected in the Company's financial statements as discontinued operations. The increase in revenues is the net change from $2,895,000 of new CRM revenues, offset by a decrease in affinity service revenues of $574,000 resulting from affinity members that did not renew their memberships in 2002.

INCOME AND EXPENSES FROM CONTINUING OPERATIONS
----------------------------------------------

         Pretax loss from continuing operations increased by $1,153,000, to $2,955,000 in the 2002 Period, from a loss of $1,802,000 in the 2001 Period. The increased losses, and comparative amounts, are described below.

         Collision repair and claim fee revenues from insurance carriers, net of collision repair costs, from new business was $395,000; there were no comparable amounts in the 2001 Period. This was offset by a reduction in Affinity Service revenues of $574,000, as described above.

         Selling expenses increased by $483,000, from $692,000 in the 2001 Period to $1,175,000 in the 2002 Period, or 70%, primarily as a result of increased expenditures of $210,000 in sales personnel and their related activities for its CRM business, and $175,000 for Sentaur, Inc. General and administrative expenses increased $1,057,000, or 46%, from $2,276,000 in the 2001 Period to $3,333,000 in the 2002 Period resulting primarily from: a one-time bonus of $250,000 to Barry Siegel, the Chief Executive Officer of the Company, upon consummation of the sale of FS; the non-recurring costs of relocating the office in New York and then to Florida, along with the associated costs of severance to terminated employees totaling $386,000; and, the costs of increased labor in customer service to accommodate the increased volume of the CRM business. The Company recorded $240,000 in non-cash compensation expense in the 2001 Period as a result of re-pricing certain stock options during 1999; the impact in the 2002 Period resulted in a credit, an income item, of $132,000, a net change of $372,000. A credit, or income in this calculation results when there is a decrease in the price per share on which the options impact is calculated. Depreciation and amortization, including asset impairment charge in the 2001 Period, was relatively unchanged reflecting a decrease of $6,000 to $403,000.

         Investment and other income increased $197,000 to $394,000 in the 2002 Period, compared to $197,000 in the 2001 Period despite declines in interest rates. This was the result of higher cash and investment balances resulting from the funds received from the sale of the fleet business. Interest expense increased to $88,000 from $2,000 primarily as a result of the amortization of bond premium, which is included as interest expense.

         The Company also recorded a non-recurring, non-cash charge in the 2001 Period of $77,000 for the issuance of certain restricted shares to an existing shareholder. There was no comparable amount in the 2002 Period.

         The 2002 Period tax provision in the income statement (inclusive of continuing, discontinued and extraordinary tax charges and credits) reflects a tax expense of $1,924,000 versus a tax benefit of $1,893,000 in the 2001 Period. The tax expense in the 2002 Period is largely the result of the $6.1 million gain on the sale of the fleet business offset, in part, by credits from losses on operating activities. In the 2001 Period the tax benefits resulted from the recognition of $5,000,000 from net operating loss carryforwards. A valuation allowance had been recognized for virtually all of those carryforward benefits until such time as it became apparent that they should be utilized upon the gain from the sale of the fleet business in the 2001 Period.

DISCONTINUED OPERATIONS
-----------------------

         Income from discontinued operations of the fleet services business increased by $1,629,000, from $780,000 in the 2001 Period to $2,409,000 in the 2002 Period. The increase was attributable to the recognition of the net gain on the sale of the fleet business of $2,391,000, which occurred in February 2002. The 2001 Period reflects only the operating results of the fleet business for the entire year, while the comparable period of operating activity occurred for only five weeks in the 2002 Period.

EXTRAORDINARY ITEM
------------------

         In the 2001 Period, extraordinary income, in the amount of $130,000, was realized upon the settlement of a legal and arbitration matter with EDS. This amount had been accrued by the Company in a prior period, but settlement of these matters released the Company from payment of any indebtedness. There was no comparable amount in the 2002 Period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At December 31, 2002, the Company had cash and cash equivalents of $909,000, and also held 202,381 shares of Salomon Smith Barney Adjustable Rate Government Income Fund securities valued at $1,985,000. In addition the Company held fixed income investments totaling $3,324,000. Further, escrow funds of $163,000 held in conjunction with the sale of the fleet business, were released in January 2002 (an additional $12,000 is pending review by both parties).

         In connection with the Company's rental of office space in Florida, in July 2002, the Company also pledged as security, a $300,000 certificate of deposit with a Florida bank for the five and a half year term of the lease, for the benefit of the landlord's mortgage lender. Such amounts were excluded from liquidity, described above, and presented as a restricted certificate of deposit. The certificate of deposit declines as the remaining rental commitment declines, as follows; the balance of the certificate will be $200,000 after the 36th month, $100,000 after the 48th month, and zero after 60 months. In addition, during 2002 the Company expended approximately $140,000 in connection with the build-out of the space. The Company is the beneficiary of the interest income. This property is owned and operated by B & B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Kenneth Friedman, are members of the Company's board of directors. The terms of the lease require net rentals to be paid in increasing annual amounts from $125,000 to $168,000 plus tax and operating expenses. The lease term commenced in October 2002 and terminates five years and six months thereafter.

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

DEFERRED INCOME TAXES
---------------------

         The Company has a net operating loss carry forward of approximately $2 million that is available to offset future taxable income at December 31, 2002. Since the Company has determined that it is more likely than not that it may not be able to recover these carryforward benefits, a valuation allowance has been established for the full amount of the deferred tax benefit. Accordingly, no deferred income tax asset has been reflected in the Company's financial statements. If the Company is profitable in the future, such benefits will be available to offset future income taxes.

NEW ACCOUNTING STANDARDS
------------------------

The new accounting pronouncements described in footnote 1 of the Consolidated Financial Statements are incorporated by reference.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS
-----------------------------------------------

         Certain statements in this report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

1. As the Company has sold its traditional business lines and embarked on a new business, there will be new and additional risks that may influence the business of the Company. These risks include:

         o The Company has either sold or transferred the businesses upon which it was originally founded (auto collision repair and managed care services) and we are not sure our new business enterprise, in medical billing recovery, will be successful or that we can generate sufficient revenue from this activity.

         o As is typical for any new, rapidly evolving market, demand and market acceptance for recently introduced medical billing recovery services are subject to a high level of uncertainty and risk. It is also difficult to predict the market's future growth rate, if any. If the market fails to develop among the potential hospital users, or develops more slowly than expected or becomes saturated with competitors, or our services do not achieve or sustain market acceptance, our business, results of operations and financial condition could be materially and adversely affected.

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

         o We are also seeking to make new acquisitions that will either augment existing business lines or move us into new areas. We cannot assure you that we will be able to find the appropriate business for a public company, on commercially acceptable terms. Furthermore, we cannot assure you that the services or products of those companies will achieve additional market acceptance or commercial success.

         o We are dependent on certain key personnel. Our future success is substantially dependent on our senior management. If one or more of our key employees decided to leave us, join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, results of operations and financial condition. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary managerial, technical, sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition. Further, as we engage in new markets or acquisitions, we may not have experience in those markets and may be required to attract new personnel.

         o Our success may be dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, businesses may stop using our services and our revenues will decrease. The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Website and technology obsolete. If we are unable to adapt to changing technologies, our business, results of operations and financial condition could be materially and adversely affected.

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

         o The Company's ADS business still involves the repair of motor vehicles through a contracted network of automobile collision repair shops. These shops are obligated to maintain certain minimum limits of liability insurance, indemnify the Company from any and all claims and expenses related to the shop's negligent acts or from the breach of the agreement between the Company and the shop, and name the Company as an additional insured under the shop's liability policy. However, the repair shop and/or the Company's general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

2. As the Company's medical billing programs gain some success, it is possible that the competition will attempt to copy these programs and incorporate them into their programs. This could lead to increased competitive pressures on those programs that are the most successful. The competition could result in decreased profit margins and/or the loss of certain customers.

3. The Company, under the ADS business, has clients that either individually controls a large number of insureds, or a large number of participants in programs such as Driver's Shield(R). The loss of any one affinity group, terminating its relationship with the Company, could have an adverse impact on the continued growth of that business. The Company has addressed the issue of customer retention by implementing a policy of entering into long-term contracts with its customers.

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

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements and schedules appear at the end of this Report after Item 14

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Each member of our board of directors serves for staggered three-year terms and until his or her successor is duly elected and qualified. Our executive officers and directors are as follows:

Name                               Age   Position
----                               ---   --------
Barry Siegel....................   51    Chairman of the Board, Secretary, Chief
                                         Executive Officer

Barry J. Spiegel *..............   54    Director, President of Affinity
                                         Services Division

John M. McIntyre................   47    Director, President and Chief Operating
                                         Officer

Philip B. Kart..................   53    Sr. Vice President and Chief Financial
                                         Officer

Kenneth J. Friedman *...........   49    Director

Bruce S. Udell*.................   51    Director


* Member of the Audit Committee


         Barry Siegel has served as one of our directors and our Secretary since we were incorporated. He has served since January 1998, as our Chief Executive Officer and Chairman of the Board since November 1997. Previously, he served as our Chairman of the Board, Co-Chief Executive Officer, Treasurer, and Secretary from August 1997 through November 1997. From October 1987 through August 1997, he served as our Co-Chairman of the Board, Co-Chief Executive Officer, Treasurer, and Secretary. He also served for more than five years as Treasurer and Secretary of driversshield.com FS Corp., a former wholly owned subsidiary.

         John M. McIntyre was elected to our board of directors on December 4, 2001, and became President of the Company in July 2002 and assumed the additional post as Chief Operating Officer in August 2002. Mr. McIntyre has spent the last 20 years working in the auto repair industry. In 1981, he founded Apple Auto Body Incorporated, a privately owned, multiple-location group of auto repair shops based in Massachusetts, and since 1981 has acted as its president. In 1989 he founded Trust Group Inc., a privately held property and casualty insurer based in Massachusetts. Since 2000, Mr. McIntyre has also been a member of Barefoot Properties of Hilton Head, LLC, a rental-property broker based in Hilton Head, South Carolina. Since 1977, he has also served as a financial consultant to TeleSouth a division of RHS Communications. Mr. McIntyre holds a Bachelor of Science in Public Administration from Bentley College, Waltham, MA.

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

         Bruce S. Udell was first elected to be a member of the Board of Directors in September 2002. Since 1976, Mr. Udell has served as President and Chief Executive Officer of Udell Associates, a financial planning firm specializing in life insurance and estate planning. Additionally, since 1998, he has served as President of Asset Management Partners, a registered investment advisor.

COMPENSATION OF DIRECTORS

We do not pay our directors for serving on our board. Our 1995 Incentive Stock Plan (the "Plan") does, however, provide that when they are elected to the board and every anniversary thereafter as long as they serve, our non-employee directors are granted a non-statutory stock option to purchase up to 50,000 shares of our common stock. Prior to February 4, 2002, directors received 15,000 shares as the annual stock option grant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         We are not aware of any officer or director that did not comply with
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2002, except for Kenneth J. Friedman who filed his Form 5 late that was due forty-five days following the end of the fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table summarizes the compensation we paid or compensation accrued for services rendered for the years ended December 31, 2000, 2001 and 2002, for our Chief Executive Officer and each of the other most highly compensated executive officers who earned more than $100,000 in salary for the year ended December 31, 2002:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                        Securities
                                                        Underlying
Name and Position(s)                 Year   Salary ($)  Options (#)   Bonus ($)
--------------------                 ----   ----------  -----------   ---------
Barry Siegel
    Chairman of the Board of
    Directors, Secretary and Chief   2002     300,000     550,000    250,000 (a)
    Executive Officer                2001     285,000           0
                                     2000     276,492     200,000

Gerald Zutler (b)
    Former President and Chief       2002     138,191     200,000
    Operating Officer                2001     149,525           0
                                     2000     145,540     150,000
Barry J. Spiegel
    President, DriverShield ADS      2002     175,000     250,000
    Corp.                            2001     129,525           0
                                     2000     122,154     150,000
Philip B. Kart
    Sr. Vice President and Chief     2002     155,000     150,000
    Financial Officer                2001     139,093           0
                                     2000      32,000     225,000


(a) Excludes $12,500 paid to Mr. Siegel for costs incurred in connection with his relocation.
(b) Mr. Zutler's employment terminated in August 2002.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         We are party to an employment agreement with Barry Siegel that commenced on January 1, 2002, and expires on December 31, 2004. Mr. Siegel's annual salary is $300,000, and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 300,000 shares of the Company's common stock, in addition to certain other perquisites. His employment agreement provides that following a change of control (as defined in the agreement), we will be required to pay Mr. Siegel (1) a severance payment of 300% of his average annual salary for the past five years, less $100, (2) the cash value of his outstanding but unexercised stock options, and (3) other perquisites should he be terminated for various reasons specified in the agreement. The agreement specifies that in no event will any severance payments exceed the amount we may deduct under the provisions of the Internal Revenue Code. In recognition of the sale of the fleet services business, Mr. Siegel was also awarded a $250,000 bonus, which was paid in February 2002, and an additional grant of 250,000 options.

         We were party to an employment agreement with Gerald M. Zutler that commenced on January 1, 2002, and was to expire on December 31, 2004, but which terminated in August 2002. Mr. Zutler's annual salary was $190,000, and he had been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 200,000 shares of the Company's common stock, in addition to certain other perquisites. His employment agreement contained a change in control provision that mirrors that in Mr. Siegel's employment agreement, except that the applicable percentage for severance payment purposes is 100%. Mr. Zutler has filed suit against the Company for wrongful termination (see "Legal Proceedings").

         We are party to an employment agreement with Barry J. Spiegel that commenced on January 1, 2002, and expires on December 31, 2004. Mr. Spiegel's annual salary is $175,000 per annum and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 250,000 shares of the Company's common stock, in addition to certain other perquisites, and the applicable percentage for severance payment purposes is 100%. His employment agreement provides that following a change in control (as defined in the agreement), all stock options previously granted to him will immediately become fully exercisable.

         We are party to an employment agreement with John M. McIntyre that commenced on July 15, 2002, and expires on December 31, 2004. Mr. McIntyre's annual salary is $190,000 per annum and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 250,000 shares of the Company's common stock, in addition to certain other perquisites, and the applicable percentage for severance payment purposes is 100%. His employment agreement provides that following a change in control (as defined in the agreement), all stock options previously granted to him will immediately become fully exercisable.

         We are party to an employment agreement with Philip B. Kart that commenced on January 1, 2002, and expires on December 31, 2004. Mr. Kart's annual salary is $155,000 per annum and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 150,000 shares of the Company's common stock, in addition to certain other perquisites, and the applicable percentage for severance payment purposes is 100%. His employment agreement provides that following a change in control (as defined in the agreement), all stock options previously granted to him will immediately become fully exercisable. Mr. Kart's contract also provides for relocation expense payments associated with, and conditioned upon, his relocation to the Company's new headquarters.

         Under an agreement with our wholly owned subsidiary, Sentaur, Corp., we are party to an employment agreement with Steven DeLisi that commenced on September 3, 2002, and expires on December 31, 2004. Mr. DeLisi's annual salary is $175,000 per annum and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 250,000 shares of the Company's common stock, in addition to certain other perquisites, and the applicable percentage for severance payment purposes is 100%. Mr. DeLisi also participates in a bonus program established for his business that provides a bonus of 50% of his salary upon the achievement of $25,000 in profits for three consecutive months. He receives an interim bonus of $5,000 for each signed contract, which is offset against his first year's bonus. His employment agreement provides that following a change in control (as defined in the agreement), all stock options previously granted to him will immediately become fully exercisable.

STOCK OPTIONS

         We made awards of stock options during the last fiscal year to the executive officers named in the summary compensation table. The following table indicates the number of exercised and unexercised stock options held by each executive officer named in the Summary Compensation Table, as of December 31, 2002.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
               ---------------------------------------------------
                        AND FY-END OPTION/SAR VALUE TABLE
                        ---------------------------------

                                                                     Number of Securities              Value of Unexercised
                            Shares                                  Underlying Unexercised                 In-the-Money
                           Acquired              Value              Options/SARs at FY-End            Options/SARs at FY-End
Name                     on Exercise            Realized          (Exercisable/Unexercisable)       (Exercisable/Unexercisabl)
----                     -----------            --------          ---------------------------       --------------------------
                             (#)                 ($)                        (#)                               ($)
                             ---                 ---                        ---                               ---
Barry Siegel                 None                 0                   500,000/550,000                        $0/0

Gerald M. Zutler             None                 0                         0/0                              $0/0

Barry J. Spiegel             None                 0                   316,666/250,000                        $0/0

Philip B. Kart               None                 0                   158,334/216,666                        $0/0

Item 11. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters


                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

                       Shares to be issued
                        upon exercise of    Weighted average   Number of Securities
Plan Category         outstanding options,      exercise       Available for Future
-------------          warrants or stock         price               Issuance
                           rights (#)             ($)                  (#)
                           ----------             ---                  ---
Approved by
Shareholders:
Stock Option Plan           3,576,664            $1.07              2,423,336


Not Approved by
Shareholders:
Consultant's Warrants        125,000              $.60                  0

         The following tables provide information about the beneficial ownership of our common stock as of March 20, 2003. We have listed each person who beneficially owns more than 5% of our outstanding common stock, each of our directors and executive officers identified in the summary compensation table, and all directors and executive officers as a group. Unless otherwise indicated, each of the listed shareholders has sole voting and investment power with respect to the shares beneficially owned.

                        SECURITY OWNERSHIP OF MANAGEMENT

                 Name and Address of     Amount and Nature of   Percentage of
Title of Class   Beneficial Owner          Beneficial Owner     Common Stock (1)
---------------  -----------------         ----------------     ------------
Common stock     Barry Siegel              2,387,696 (2)(3)        20.7%
                 c/o Accessity Corp.
                 12514 W. Atlantic Blvd.
                 Coral Springs, FL 33071

Common stock     Gerald M. Zutler            201,000                1.8%
                 c/o Accessity Corp.
                 12514 W. Atlantic Blvd.
                 Coral Springs, FL 33071

Common stock     Barry J. Spiegel          1,830,960 (4)           16.2%
                 c/o Accessity Corp.
                 12514 W. Atlantic Blvd.
                 Coral Springs, FL 33071

Common stock     Philip B. Kart              208,333 (5)            1.9%
                 c/o Accessity Corp.
                 12514 W. Atlantic Blvd.
                 Coral Springs, FL 33071

Common stock     Kenneth J. Friedman         396,999 (6)            3.6%
                 c/o Accessity Corp.
                 12514 W. Atlantic Blvd.
                 Coral Springs, FL 33071

Common stock     Bruce S. Udell               33,750                 .3%
                 c/o Accessity Corp.
                 12514 W. Atlantic Blvd.
                 Coral Springs, FL 33071

Common stock     John M. McIntyre             41,500 (7)             .4%
                 c/o Accessity Corp.
                 12514 W. Atlantic Blvd.
                 Coral Springs, FL 33071

Common stock     All directors & officers  4,899,238               39.9%
                 as a group

(1)  The percentages have been calculated in accordance with Instruction 3 to
     Item 403 of Regulation S-B. Percentage of beneficial ownership is calculated assuming 10,869,073 shares of common stock were outstanding on March 28, 2003.

(2) Includes 3,334 shares held by Barry Siegel as custodian for two nephews and 67 shares held directly by Barry Siegel's wife, Lisa Siegel. Both Barry and Lisa Siegel disclaim beneficial ownership of shares held by the other.

(3) Includes options held by Barry Siegel to purchase 683,334 shares of common stock exercisable within 60 days of March 28, 2003.

(4) Includes options to purchase 399,999 shares of common stock exercisable within 60 days of March 28, 2003.

(5) Includes options to purchase 208,333 shares of common stock exercisable within 60 days of March 28, 2003.

(6) Includes options to purchase 110,000 shares of common stock exercisable within 60 days of March 28, 2003.

(7) Includes options to purchase 15,000 shares of common stock exercisable within 60 days of March 28, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 2002 the Company signed a five and a half year lease to occupy a new 7,300 square foot building in Coral Springs, Florida. This property is owned and operated by B & B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Ken Friedman, are members of the Company's board of directors. The terms of the lease require net rentals increasing in annual amounts from $125,000 to $168,000 plus sales tax, and operating expenses. The lease period commenced in October 2002 and terminates five years and six months thereafter. The Company and the landlord each expended approximately $140,000 to complete the interior space. In addition, during July 2002, the Company pledged a $300,000 certificate of deposit with a Florida Bank, (the mortgage lender to B & B Lakeview Realty Corp) as security for the Company's future rental commitments for the benefit of the landlord's mortgage lender. The certificate of deposit declines to $200,000 after the 36th month, $100,000 after the 48th month, and to zero after 60 months, as the balance of the rent commitment declines. During the 2002 Period the Company paid B&B Lakeview Realty a total of $57,000 consisting of rent payments of $35,000, and a two-month security deposit of $22,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

3.1 Restated and Amended Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 previously filed with the Commission.

3.2. Amended and restated By-laws of the Company, incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated December 28, 1998.

3.3 Amendment to the Company's Certificate of Incorporation dated January 15, 2003.

4.0 Shareholders Rights Agreement dated as of December 28, 1998, between First Priority Group, Inc. and North American Transfer Co., as Rights Agent, together with Exhibits A, B and C attached thereto incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on December 31, 1998.

10.1 Stock Purchase Agreement dated October 29, 2001 by and among PHH Vehicle Management Services, LLC, and driversshield.com Corp., and driversshield.com FS Corp incorporate by reference as Exhibit 10.1 to the Form 10-QSB for the period ended September 30, 2002.

10.2 Employment Agreement between the Company and Barry Siegel dated February 4, 2002 and filed herein.

10.3 Employment Agreement between the Company and Barry J. Spiegel dated February 4, 2002 and filed herein.

10.4 Employment Agreement between the Company and Philip Kart dated February 4, 2002 and filed herein.

10.5 Employment Agreement between the Company and John M. McIntyre dated July 15, 2002 and filed herein.

10.6 First Amendment to the Employment Agreement between the Company and Philip Kart dated November 15, 2002 and filed herein.

10.7     Amended 1995 Incentive Stock Plan of Accessity Corp. filed herein.

10.8 Strategic Partnership Agreement by and among DriverShield CRM Corp., Accessity Corp., f/k/a DriverShield Corp. and ClaimsNet, Inc., dated December 17, 2002.

10.9     Employment Agreement between Sentaur Corp., f/k/a DRVR Corp. and Steven
         T. DeLisi dated June 18, 2002.

10.10 Lease Agreement dated May 28, 2002 between the Company and B & B Lakeview Realty Corp.

10.11 First Amendment to the Lease Agreement dated July 10, 2002 between the Company and B & B Lakeview Realty Corp.

13.1 Form 10-QSB for the quarter ending March 31, 2002 incorporated by reference and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 2002 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2002 incorporated by reference and previously filed with the Commission.

21       List of subsidiaries filed herein.

99.1 Certification of Barry Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Philip Kart, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         None

ITEM 14.  CONTROLS AND PROCEDURES

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


                           ACCESSITY CORP

                      By:  /s/ Barry Siegel
                           -----------------------------------
                           Barry Siegel
                           Chairman of the Board of Directors,
                           Secretary and Chief
                           Executive Officer                Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Barry Siegel                                       Date: March 31, 2003
     ------------------------------
     Barry Siegel
     Chairman of the Board of Directors,
     Secretary, and
     Chief Executive Officer,

By:  /s/ Barry J. Spiegel                                   Date: March 31, 2003
     ------------------------------
     Barry J. Spiegel
     President
     Driversshield.com ADS Corp.
     Director

By:  /s/ Philip Kart                                        Date: March 31, 2003
     ------------------------------
     Philip Kart
     Senior Vice President,
     Treasurer and Chief Financial Officer

By:  /s/ Kenneth J. Friedman                                Date: March 31, 2003
     ------------------------------
     Kenneth J. Friedman
     Director

By:  /s/ John M. McIntyre                                   Date: March 31, 2003
     ------------------------------
     John M. McIntyre
     President and Chief Operating Officer
     Director

By:  /s/ Bruce S. Udell                                     Date: March 31, 2003
     ------------------------------
     Bruce S. Udell
     Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION SS.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Annual Report of Accessity Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry Siegel, Chairman of the Board, Secretary and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

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

                                     By /s/ Barry Siegel
                                        ----------------------------------------
                                            Barry Siegel
                                            Chairman of the Board, Secretary and
                                            Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION SS.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Annual Report of Accessity Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip Kart, Senior Vice President, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

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


                                     By /s/ Philip Kart
                                        ----------------------------------------
                                        Philip Kart
                                        Senior Vice President,
                                        Treasurer and Chief Financial Officer

                                INDEX OF EXHIBITS

3.1 Restated and Amended Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 previously filed with the Commission.

3.2. Amended and restated By-laws of the Company, incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated December 28, 1998.

3.3 Amendment to the Company's Certificate of Incorporation dated January 15, 2003.

4.0 Shareholders Rights Agreement dated as of December 28, 1998, between First Priority Group, Inc. and North American Transfer Co., as Rights Agent, together with Exhibits A, B and C attached thereto incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on December 31, 1998.

10.1 Stock Purchase Agreement dated October 29, 2001 by and among PHH Vehicle Management Services, LLC, and driversshield.com Corp., and driversshield.com FS Corp incorporate by reference as Exhibit 10.1 to the Form 10-QSB for the period ended September 30, 2002.

10.2 Employment Agreement between the Company and Barry Siegel dated February 4, 2002 and filed herein.

10.3 Employment Agreement between the Company and Barry J. Spiegel dated February 4, 2002 and filed herein.

10.4 Employment Agreement between the Company and Philip Kart dated February 4, 2002 and filed herein.

10.5 Employment Agreement between the Company and John M. McIntyre dated July 15, 2002 and filed herein.

10.6 First Amendment to the Employment Agreement between the Company and Philip Kart dated November 15, 2002 and filed herein.

10.7     Amended 1995 Incentive Stock Plan of Accessity Corp. filed herein.

10.8 Strategic Partnership Agreement by and among DriverShield CRM Corp., Accessity Corp., f/k/a DriverShield Corp. and ClaimsNet, Inc., dated December 17, 2002.

10.9     Employment Agreement between Sentaur Corp., f/k/a DRVR Corp. and Steven
         T. DeLisi dated June 18, 2002.

10.10 Lease Agreement dated May 28, 2002 between the Company and B & B Lakeview Realty Corp.

10.11 First Amendment to the Lease Agreement dated July 10, 2002 between the Company and B & B Lakeview Realty Corp.

13.1 Form 10-QSB for the quarter ending March 31, 2002 incorporated by reference and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 2002 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2002 incorporated by reference and previously filed with the Commission.

21       List of subsidiaries filed herein.

99.1 Certification of Barry Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

99.2 Certification of Philip Kart, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Shareholders
Accessity Corp.
Coral Springs, Florida


We have audited the accompanying consolidated balance sheets of Accessity Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accessity Corp. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Melville, New York                                 NUSSBAUM YATES & WOLPOW, P.C.
March 5, 2003

                        ACCESSITY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                                    2002              2001
                                                                ------------      ------------
Current assets:
   Cash and cash equivalents                                    $    908,655      $    265,408
   Accounts receivable                                               149,685           136,450
   Investment securities                                           5,309,481         1,915,121
   Prepaid expenses and other current assets                         334,719           167,601
   Investment in net assets of discontinued
     operations                                                         --              32,000
   Deferred tax assets                                                  --           1,900,000
                                                                ------------      ------------

               Total current assets                                6,702,540         4,416,580

Restricted Certificate of Deposit                                    300,000              --

Property and equipment, net                                          708,976           615,630

Security deposits and other assets                                    57,979            27,563
                                                                ------------      ------------

               Total assets                                     $  7,769,495      $  5,059,773
                                                                ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $    299,215      $    155,330
   Accrued expenses and other current liabilities                    859,315           433,796
   Current portion of capital lease obligation                        31,968              --
                                                                ------------      ------------

               Total current liabilities                           1,190,498           589,126
                                                                ------------      ------------

Capital lease obligation, net of current portion                      20,415              --
                                                                ------------      ------------
Shareholders' equity:
   Common stock, $.015 par value, authorized
     30,000,000 shares; issued 11,746,991 shares
     in 2002 and 11,516,655 shares in 2001                           176,205           172,750
   Preferred stock, all series, $.01 par value, authorized
     1,000,000 shares; 1,000 issued and outstanding in 2002               10              --
   Additional paid-in capital                                     10,836,684         9,792,244
   Accumulated other comprehensive income,
     unrealized holding gain on investment securities                 14,204               680
   Deficit                                                        (2,764,039)       (4,011,993)
                                                                ------------      ------------

                                                                   8,263,064         5,953,681
   Less common stock held in treasury, at cost,
     877,918 shares in 2002 and 719,667 in 2001                    1,704,482         1,483,034
                                                                ------------      ------------

               Total shareholders' equity                          6,558,582         4,470,647
                                                                ------------      ------------

               Total liabilities and shareholders' equity       $  7,769,495      $  5,059,773
                                                                ============      ============

                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                         DECEMBER 31, 2002 AND 2001

                                                                          2002              2001
                                                                      ------------      ------------
Revenues:
   Collision repairs and fees (Note 4)                                $  2,895,001      $       --

   Automobile affinity services                                          1,123,436         1,696,856
                                                                      ------------      ------------
                                                                         4,018,437         1,696,856
                                                                      ------------      ------------
Operating expenses (income):
   Collision repair (Note 4)                                             2,499,570              --
   Sales and marketing                                                   1,175,100           692,116
   General and administrative                                            3,332,818         2,276,196
   Non-cash compensation (income) expense                                 (131,666)          240,236
   Depreciation and amortization                                           402,744           350,032
   Asset impairment                                                           --              58,719
                                                                      ------------      ------------
             Total operating expenses                                    7,278,566         3,617,299
                                                                      ------------      ------------
                                                                        (3,260,129)       (1,920,443)
                                                                      ------------      ------------
Other income (expense):
   Investment and other income                                             394,123           196,997
   Interest expense                                                        (88,503)           (1,500)
   Shares issued for restriction agreement                                    --             (77,438)
                                                                      ------------      ------------
             Total other income                                            305,620           118,059
                                                                      ------------      ------------

Loss from continuing operations before income tax benefit               (2,954,509)       (1,802,384)

Income tax benefit                                                      (1,793,789)       (2,061,703)
                                                                      ------------      ------------
Income (loss) from continuing operations                                (1,160,720)          259,319
                                                                      ------------      ------------
Discontinued operations:
   Gain on sale of subsidiary (net of income taxes of $3,690,886)        2,391,482              --
   Income from discontinued operations (net of income taxes of
     $26,533 and $144,454 in 2002 and 2001)                                 17,192           779,788
                                                                      ------------      ------------
                                                                         2,408,674           779,788
                                                                      ------------      ------------

Income before extraordinary item                                         1,247,954         1,039,107

Extraordinary gain from release of indebtedness (net of taxes
   of $24,113)                                                                --             130,162
                                                                      ------------      ------------
Net income                                                            $  1,247,954      $  1,169,269
                                                                      ============      ============
Basic earnings (loss) per common share:
  Continuing operations                                               ($       .11)     $        .02
  Discontinued operations                                                      .22               .08
  Extraordinary gain                                                          --                 .01
                                                                      ------------      ------------
               Total                                                  $        .11      $        .11
                                                                      ------------      ------------
Diluted earnings (loss) per common share:
  Continuing operations                                               ($       .11)     $        .02
  Discontinued operations                                                      .22               .08
  Extraordinary gain                                                          --                 .01
                                                                      ------------      ------------
               Total                                                  $        .11      $        .11
                                                                      ============      ============
Weighted average number of common shares outstanding:
  Basic                                                                 10,900,312        10,709,111
                                                                      ============      ============
  Diluted                                                               10,900,312        11,109,418
                                                                      ============      ============

                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           DECEMBER 31, 2002 AND 2001

                                                    COMMON STOCK                    PREFERRED STOCK             ADDITIONAL
                                             ---------------------------     -----------------------------       PAID-IN
                                               SHARES          AMOUNT           SHARES           AMOUNT          CAPITAL
                                             ----------     ------------     ------------     ------------     ------------
Balance, January 1, 2001                     11,241,655     $    168,625             --       $       --       $  9,275,656

Net income                                         --               --               --               --               --

Unrealized holding loss                            --               --               --               --               --


Comprehensive income

Shares issued in exchange for
  restriction agreement                         175,000            2,625             --               --             74,813

Shares issued for services                      100,000            1,500             --               --            148,500

Non-cash compensation recorded
  for variable priced options                      --               --               --               --            240,236

Options and warrants granted
  for services                                     --               --               --               --             53,039

                                             ----------     ------------     ------------     ------------     ------------
Balance, December 31, 2001                   11,516,655          172,750             --               --          9,792,244


Net income                                         --               --               --               --               --

Unrealized holding gain                            --               --               --               --               --


Comprehensive income                               --               --               --               --               --

Issuance of preferred stock                        --               --              1,000               10          999,990

Shares tendered upon exercise
  of stock options                              230,336            3,455             --               --            125,296

Treasury shares purchased                          --               --               --               --               --

Non-cash compensation (credit)
  recorded for variable priced options             --               --               --               --           (131,666)

Options granted for services                       --               --               --               --             50,820

                                             ----------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2002                   11,746,991     $    176,205            1,000     $         10     $ 10,836,684
                                             ==========     ============     ============     ============     ============

                                            ACCUMULATED                                                                TOTAL
                                               OTHER                                   TREASURY STOCK                  SHARE-
                                           COMPREHENSIVE                       ------------------------------         HOLDERS'
                                           INCOME (LOSS)        DEFICIT           SHARES            AMOUNT            EQUITY
                                           ------------      ------------      ------------      ------------      ------------
Balance, January 1, 2001                   $      3,570      ($ 5,181,262)          719,667      ($ 1,483,034)     $  2,783,555
                                                                                                                   ------------
Net income                                         --           1,169,269              --                --           1,169,269

Unrealized holding loss                          (2,890)             --                --                --              (2,890)
                                                                                                                   ------------
Comprehensive income                                                                                                  1,166,379

Shares issued in exchange for
  restriction agreement                            --                --                --                --              77,438

Shares issued for services                         --                --                --                --             150,000

Non-cash compensation recorded
  for variable priced options                      --                --                --                --             240,236

Options and warrants granted
  for services                                     --                --                --                --              53,039
                                           ------------      ------------      ------------      ------------      ------------
Balance, December 31, 2001                          680        (4,011,993)          719,667        (1,483,034)        4,470,647
                                                                                                                   ------------

Net income                                         --           1,247,954              --                --           1,247,954

Unrealized holding gain                          13,524              --                --                --              13,524
                                                                                                                   ------------
Comprehensive income                                                                                                  1,261,478

Issuance of preferred stock                        --                --                --                --           1,000,000

Shares tendered upon exercise
  of stock options                                 --                --              65,026          (128,751)             --

Treasury shares purchased                          --                --              93,225           (92,697)          (92,697)

Non-cash compensation (credit)
  recorded for variable priced options             --                --                --                --            (131,666)

Options granted for services                       --                --                --                --              50,820

                                           ------------      ------------      ------------      ------------      ------------
BALANCE, DECEMBER 31, 2002                 $     14,204      ($ 2,764,039)          877,918      ($ 1,704,482)     $  6,558,582
                                           ============      ============      ============      ============      ============

                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                         2002             2001
                                                                      -----------      -----------
Cash flows provided by (used in) operating activities:
   Net income                                                         $ 1,247,954      $ 1,169,269
                                                                      -----------      -----------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization (including bond
         premium amortization) and asset impairment in 2001               488,934          408,751
       Shares issued for restriction agreement                               --             77,438
       Shares issued for consulting services                                 --            150,000
       Non-cash compensation  (income) expense                           (131,666)         240,236
       Options and warrants granted for services                           50,820           53,039
       Gain on sale of subsidiary                                      (6,082,368)            --
       Gain on sale of property and equipment                                --             (3,198)
       Deferred taxes                                                   1,900,000       (1,900,000)

       Changes in assets and liabilities:
         Accounts receivable                                              (13,235)         132,061
         Prepaid expenses and other current assets                       (167,118)         (68,527)
         Investment in net assets of discontinued operations              (60,022)         299,580
         Security deposit and other assets                                (30,416)             175
         Accounts payable                                                 143,885         (122,303)
         Accrued expenses and other current liabilities                   425,519          270,438
                                                                      -----------      -----------
              Total adjustments                                        (3,475,667)        (462,310)
                                                                      -----------      -----------
              Net cash provided by (used in) operating activities      (2,227,713)         706,959
                                                                      -----------      -----------

Cash flows provided by (used in) investing activities:
   Purchase of property and equipment                                    (433,853)        (216,379)
   Proceeds from sale of subsidiary                                     6,174,389             --
   Purchase of investment securities                                   (8,396,026)      (1,128,506)
   Proceeds from sale of investment securities                          4,929,000             --
   Purchase of restricted certificate of deposit                         (300,000)            --
   Proceeds from sale of property and equipment                              --             15,600
                                                                      -----------      -----------
              Net cash provided by (used in) investing activities       1,973,510       (1,329,285)
                                                                      -----------      -----------

                                   (Continued)

                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                          2002             2001
                                                                      -----------      -----------
Cash flows provided by (used in) financing activities:
   Proceeds from issuance of preferred stock                            1,000,000             --

   Purchase of treasury stock                                             (92,697)            --

   Payments under capital leases                                           (9,853)            --

   Repayment of notes payable                                                --            (14,644)
                                                                      -----------      -----------


              Net cash provided by (used in) financing activities         897,450          (14,644)
                                                                      -----------      -----------

Net increase (decrease) in cash and cash equivalents                      643,247         (636,970)

Cash and cash equivalents at beginning of year                            265,408          902,378
                                                                      -----------      -----------

Cash and cash equivalents at end of year                              $   908,655      $   265,408
                                                                      -----------      -----------


Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes                         $    23,533      $     6,864
                                                                      -----------      -----------
   Cash paid during the year for interest                             $     2,313      $     1,500
                                                                      -----------      -----------

Supplemental disclosure of non-cash activities:

   During 2002, the Company purchased computer equipment costing $82,719, of which $62,236 was financed.


                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of Accessity Corp. (formerly known as DriverShield Corp.) and its wholly-owned subsidiaries (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

      DISCONTINUED OPERATIONS

      On February 7, 2002, the Company sold its fleet services business (see
      Note 3). The Company's consolidated balance sheets and consolidated statements of cash flows and the consolidated statements of income for the years ended December 31, 2002 and 2001 reflect the results of this business as Discontinued Operations. Prior to 2001, the fleet service business comprised the vast majority of the Company's business. Although the Company only reported as one business segment, the Company operated as distinct businesses with separate major lines of businesses and classes of customers. Accordingly, upon the sale of the fleet services business, the Company determined that the fleet business should be reported as a discontinued operation.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. The Company provides depreciation for machinery and equipment and for furniture and fixtures by the straight-line method over the estimated useful lives of the assets, principally five years. Leasehold improvements are amortized over the estimated useful lives or the remaining term of the lease, whichever is less. Website development costs are amortized over their estimated useful life of three years on a straight-line basis. For the years ended December 31, 2002 and 2001, website development costs capitalized amounted to $76,226 and $185,978, of which $42,750 and $65,100 represented employee salary and related costs.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      -----------------------------------------------------

      INVESTMENT SECURITIES

      Investments consist of securities available for sale, which are carried at fair value with unrealized gains or losses reported in a separate component of shareholders' equity. Realized gains or losses are determined based on the specific identification method.

      REVENUE RECOGNITION

      The Company recognizes revenue for its collision repairs at the time of customer approval and completion of repair services. The Company warrants such services for varying periods ranging up to the period that the driver owns or operates the vehicle. Such warranty expense is borne by both the Company and the repair facilities; resulting from its management of the repair process, and the selection of facilities, warranty expense has not been material to the Company. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, the Company has determined that the portion of its business representing automobile affinity services should be displayed in the financial statements on a net basis and recognized as such services are rendered.

      COLLECTIBILITY OF ACCOUNTS RECEIVABLE

      In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers.

      USE OF ESTIMATES

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      -----------------------------------------------------

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      o   CASH AND CASH EQUIVALENTS

          The carrying amounts approximate fair value due to the short maturity of the instruments.

      o   INVESTMENTS

          Investment securities that are available for sale are stated at fair value as measured by quoted market price.

      o   CAPITAL LEASE OBLIGATION

          The carrying amount of the Company's capital lease obligation approximates fair value.

      ADVERTISING EXPENSE

      Advertising expenditures, which are expensed as incurred, amounted to approximately $196,000 and $96,000 in 2002 and 2001.

      STOCK COMPENSATION PLAN

      The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan. Under the plan, the Company may grant options to its employees, directors and consultants for up to 6,000,000 shares of common stock. Incentive stock options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock ("an Affiliate"), 110% of the market price on the date of grant. The maximum term of an option is ten years, except in regard to incentive stock options granted to an Affiliate, in which case the maximum term is five years. As of December 31, 2002, approximately 2,430,000 options remain available for future grants.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      -----------------------------------------------------

      STOCK COMPENSATION PLAN (CONTINUED)

      For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2002 and 2001, respectively: annual dividends of $-0-for both years, expected volatility of 136% and 139%, risk-free interest rate of 1.67% and 4.18%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2002 and 2001 was $1.01 and $1.15, respectively.

      Under the above model, the total value of stock options granted in 2002 and 2001 was $1,767,498 and $51,824, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to five years. Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          2002           2001
                                                      -----------    -----------
        Net income:
          As reported                                 $ 1,247,954    $ 1,169,269
          Pro forma                                   $   623,685    $   337,965

        Basic earnings per share:
            As reported                               $       .11    $       .11
            Pro forma                                 $       .06    $       .03

        Diluted earnings per share:
            As reported                               $       .11    $       .11
            Pro forma                                 $       .06    $       .03

        Stock-based employee compensation
          cost, net of related tax effects, included
          in the determination of net income as
          reported                                    $       -0-    $       -0-

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      -----------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", during 2002, which did not have a material impact on the Company's consolidated results of operations and financial position. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated results of operations and financial position.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit of disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company elected the early adoption of SFAS 146 during 2002, and the adoption did not have a material impact on its consolidated results of operations and financial position.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which is effective for fiscal years ending after December 15, 2002. The provisions of this statement provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, and requires disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The Company does not intend to change its accounting method for stock-based employee compensation and, accordingly, the Company does not expect the provisions of this new standard to have a material impact on its consolidated results of operations and financial position.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      -----------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation, and (2) those for which variable interests are used to determine consolidation (the subject of FIN 46). FIN 46 clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. It also applies to interim periods beginning after June 15, 2003 and to variable interest entities acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise is required to disclose in all financial statements issued after January 31, 2003, the nature, purpose, size and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity. The Company is currently assessing the impact, if any, that the related party lease described in Note 15 may have on its consolidated financial statements.

2.    DESCRIPTION OF BUSINESS AND CONCENTRATIONS
      ------------------------------------------

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

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


2.    DESCRIPTION OF BUSINESS AND CONCENTRATIONS (CONTINUED)
      -----------------------------------------------------

      The Company offered collision repair management services during 2002 for the insurance industry through a website on the Internet. Revenues for such services commenced in December 2001. However, under a strategic partnership, effective January 2, 2003 (see Note 4), the Company transferred the operating responsibilities and management of this business to a third party and, upon the completion of active or in-process claims that are currently the Company's responsibility, it will no longer be engaged in collision repair management, but will remain in the business through the licensing described in Note 4. The Company's remaining automotive business provides automobile affinity services for individuals which, to date, have been sold through large financial institutions. The Company believes that it operates its automotive-related businesses in one operating segment.

      In the third quarter of 2002, the Company began a new business engaged in medical billing recovery. While currently a start-up component of the Company, it will be managed as a separate segment. The business seeks to recoup inappropriate discounts taken from hospital billings by institutional or insurance payors. The Company has signed contracts with a few hospitals, but revenues have not yet commenced. During 2002, this segment incurred operating expenses of $182,000. There were no identifiable segment assets.

      The Company is subject to credit risk through trade receivables. The Company does not obtain collateral or other security for its receivables. Such risk is minimized through contractual arrangements with its customers, as well as the size and financial strength of its customers. Based upon the Company's continuing operations, two customers accounted for 26% and 59%, respectively, of the Company's sales in 2002 and 6% and 39% of its receivables, respectively, at December 31, 2002. One of those customers accounted for 87% of the Company's sales in 2001 and 90% of its receivables at December 31, 2001. The Company has no financial instruments with significant off-balance-sheet risk or concentration of credit risk.

3.    DISCONTINUED OPERATIONS - SALE OF COLLISION REPAIR AND FLEET SERVICES
      ---------------------------------------------------------------------
      BUSINESS
      --------

      On February 4, 2002, the Company's shareholders approved the sale of all the outstanding shares of a wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), its collision repair and fleet services business, to PHH Vehicle Management Services, LLC d/b/a PHH Arval ("PHH"), a subsidiary of the Cendant Corporation (NYSE symbol "CD") for $6.3 million in cash, in accordance with a Stock Purchase Agreement (the "Purchase Agreement") dated October 29, 2001 and, pursuant to the Preferred Stock Purchase Agreement of the same date, approved the sale of $1.0 million of the Company's convertible preferred stock to PHH, comprising 1,000 shares (see
      Note 13). These transactions were consummated on February 7, 2002.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


3.    DISCONTINUED OPERATIONS - SALE OF COLLISION REPAIR AND FLEET SERVICES
      ---------------------------------------------------------------------
      BUSINESS (CONTINUED)
      -------------------

      The Company recorded a pre-tax gain on the sale of FS of approximately $6.1 million. The sale of FS impacted the Company's consolidated balance sheet at December 31, 2001 by reducing accounts receivable and accounts payable and other accrued liabilities. Certain cash balances were also transferred to PHH representing primarily customer deposits, prepayments, or funds received by the Company pending repayments to its customers.

      Of the gross proceeds paid by PHH, $175,000 was remitted into an escrow account, in the event indemnification obligations arise, and was to be released twelve months from the date of the closing of the transaction. In January 2003, $163,000 was released, and the remainder is under review.

      The accompanying consolidated statements of income and the consolidated balance sheets have been presented to reflect the sale of the fleet business as discontinued operations. Operating results of the discontinued fleet services operations for the years ended December 31, 2002, to the date of sale, and 2001 are summarized as follows:

                                                              2002              2001
                                                          ------------      ------------
         Revenues                                         $  1,087,658      $ 14,358,976
         Cost of sales                                        (878,776)      (11,959,279)
         Selling, general and administrative                  (165,157)       (1,475,455)
                                                          ------------      ------------
         Income from discontinued operations, pre-tax     $     43,725      $    924,242
                                                          ------------      ------------

      The investment in the net assets of discontinued operations, reflected in the accompanying consolidated balance sheet at December 31, 2001, consisted of the following:

         Cash                                             $   155,261
         Accounts receivable, net                           1,141,654
         Prepaid expenses                                       2,450
         Accounts payable and accrued expenses             (1,267,365)
                                                          -----------

         Net assets of discontinued operations            $    32,000
                                                          -----------

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


4.    STRATEGIC PARTNERSHIP FOR INSURANCE BUSINESS
      --------------------------------------------

      In December 2002, the Company entered into a Strategic Partnership Agreement (the "Partnership Agreement"), effective January 2, 2003, with ClaimsNet, Inc. ("ClaimsNet"), a wholly-owned subsidiary of the CEI Group, Inc. ("CEI"), a Pennsylvania corporation, in which ClaimsNet assumed the responsibilities of operations and management of DriverShield CRM, the business that provided insurance carriers with collision repair management for their insureds. The Company will continue to process those claims that were initiated prior to the effective date, and ClaimsNet will assume responsibility for new repairs. The Company granted an exclusive license of its technology, including its website software, that enables insurance customers to access the vehicle claims management system via the Internet, and a non-transferable license of its network of repair facilities, as well as training of its processing methodologies, in order for ClaimsNet to fulfill its obligations under the Partnership Agreement. ClaimsNet agreed to pay royalties to the Company equivalent to 25% of vendor referral fees and 50% of administrative fees, as defined, on all existing customers, beginning in March and February 2003, respectively, and 15% of all administrative and vendor referral fees for all new customers that use the licensed technology to have their vehicles repaired. The term of the Partnership Agreement is for a five-year period, with a two-year renewal, unless terminated ninety days prior to the end of the then-current term. Additionally, ClaimsNet has an option to purchase the business commencing on January 1, 2007 for a purchase price equal to the total royalties paid for the previous twenty-four months. Upon completion of those repairs that the Company has in process and expects to complete during the first part of 2003, the Company will no longer be directly responsible for auto repairs, but will remain liable for automobile repair warranties provided. Historically, warranty costs have not been significant.

      As of December 31, 2002, the net book value of the website development costs amounted to approximately $226,000, and the Company has determined that such costs are not impaired due to the anticipated cash flows from the Partnership Agreement.

5.    EXTRAORDINARY GAIN FROM RELEASE OF INDEBTEDNESS
      -----------------------------------------------

      In November 2001, the Company reached an agreement with Electronic Data Systems Corp. Both parties released each other from any and all existing claims, and terminated the arbitration and legal proceedings related to a dispute over website design. Accordingly, in the year ended December 31, 2001, the Company recognized $154,275 of extraordinary pre-tax gain related to indebtedness that had been previously recorded.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


6.    INVESTMENT SECURITIES
      ---------------------

        AT DECEMBER 31, 2002:
        ---------------------
                                                                     UNREALIZED
                                                         FAIR          HOLDING
                                          COST           VALUE          GAIN
                                       ----------     ----------     ----------
         Equity securities             $1,984,759     $1,985,362     $      603
         Corporate debt securities      3,310,518      3,324,119         13,601
                                       ----------     ----------     ----------

                                       $5,295,277     $5,309,481     $   14,204
                                       ----------     ----------     ----------

        At December 31, 2001:
        ---------------------
                                                                     UNREALIZED
                                                         FAIR          HOLDING
                                          COST           VALUE          GAIN
                                       ----------     ----------     ----------
         Equity securities             $1,914,441     $1,915,121     $      680
                                       ----------     ----------     ----------


7.    PROPERTY AND EQUIPMENT AND ASSET IMPAIRMENT
      -------------------------------------------

      PROPERTY AND EQUIPMENT
                                                         2002           2001
                                                      ----------     ----------

         Machinery and equipment                      $  630,564     $  901,017

         Furniture and fixtures                          142,769        204,423
         Leasehold improvements                          143,746         22,485
         Website development costs                       615,642        539,416
                                                      ----------     ----------

                                                       1,532,721      1,667,341
         Less accumulated depreciation
           and amortization                              823,745      1,051,711
                                                      ----------     ----------

                                                      $  708,976     $  615,630
                                                      ----------     ----------

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


7.    PROPERTY AND EQUIPMENT AND ASSET IMPAIRMENT (CONTINUED)
      ------------------------------------------------------

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows or appraised values, depending upon the nature of the assets. The Company recognized an impairment of approximately $59,000 related to long-lived assets during 2001.

8.    NOTE PAYABLE
      ------------

      In August 1998, the Company agreed to pay severance to its former Co-Chairman and President in the amount of $100,000 including imputed interest of 8.5% in quarterly installments of $12,500 commencing March 31, 1999. Amounts remaining on the note were paid in 2001.

9.    CAPITAL LEASE OBLIGATION
      ------------------------

      In August 2002, the Company entered into a lease agreement containing a bargain purchase option for computer equipment. Obligations under the capital lease have been recorded in the accompanying financial statements for 2002 at the present value of future minimum lease payments, discounted at an interest rate of 12.96%, as follows:

                Capital lease obligation                             $ 52,383
                Less current maturities                                31,968
                                                                     --------
                                                                     $ 20,415
                                                                     --------
      Principal payments are due as follows:

                2003                                                 $ 31,968
                2004                                                   20,415
                                                                     --------
                                                                     $ 52,383
                                                                     --------

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


10.   EARNINGS PER SHARE
      ------------------

      Basic earnings per share are computed by dividing the earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. The computation of diluted earnings per common share in 2002 and 2001 excludes the effect of the assumed exercise of approximately 4,598,000 and 1,275,000 stock options, warrants, and the assumed exercise of convertible preferred stock that were outstanding as of December 31, 2002 and 2001 because the effect would be anti-dilutive.

      The reconciliations between basic and diluted earnings per common share are as follows:

                                                               2002                                       2001
                                             --------------------------------------     --------------------------------------
                                             Net Income       Shares      Per-Share     Net Income       Shares      Per-Share
                                             ----------     ----------     --------     ----------     ----------     --------
         Basic earnings per
           common share                      $1,247,954     10,900,312     $    .11     $1,169,269     10,709,111     $    .11

         Effect of dilutive  securities,
           stock options and warrants              --             --           --             --          400,307         --
                                             ----------     ----------     --------     ----------     ----------     --------


         Diluted earnings per
             common share                    $1,247,954     10,900,312     $    .11     $1,169,269     11,109,418     $    .11
                                             ----------     ----------     --------     ----------     ----------     --------

11.   STOCK OPTIONS
      -------------

      VARIABLE-PRICED OPTIONS

      In October 1999, the Company repriced certain options granted to employees and third parties, representing the right to purchase 2,200,000 shares of common stock. The grants gave the holders the right to purchase common stock at prices ranging from $1.00 to $1.24 per share. The options were repriced at prices ranging from $.75 to $.83 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). Pursuant to FASB Interpretation No. 44, the Company accounts for these modified option awards as variable from the date of the modification to the date the awards are exercised, forfeited, or expire unexercised. For the year ended December 31, 2002, $132,000 in non-cash compensation credits (income) were recorded, resulting from a decrease in the price per share. For the year ended December 31, 2001, the calculation resulted in a non-cash charge of $240,000.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


11.   STOCK OPTIONS (CONTINUED)
      ------------------------

      NON-INCENTIVE STOCK OPTION AGREEMENTS

      The Company has non-incentive stock option agreements with six of its directors and/or officers.

      SUMMARY

      Stock option transactions are summarized as follows:

                                                                                      Weighted
                                                       Number         Exercise         Average
                                                         of             Price          Exercise
                                                       Shares           Range           Price
                                                     ----------     ------------      --------
         Options outstanding, January 1, 2001        3,293,667      $.31 - $3.75      $    .87

         Options granted                                45,000      $1.10 - $1.49     $   1.27

         Options canceled                             (115,000)     $.75 - $1.56      $   1.11
                                                     ---------

         Options outstanding, December 31, 2001      3,223,667      $.31 - $3.75      $    .88

         Options granted                             1,780,000      $.51 - $1.80      $   1.43

         Options canceled                           (1,196,667)     $.31 - $3.19      $   1.24

         Options exercised                            (230,336)      $.31 - $.75      $    .56
                                                     ---------

         Options outstanding, December 31, 2002      3,576,664      $.31 - $3.75      $   1.07
                                                     ---------

         Options exercisable, December 31, 2001      2,716,670      $.31 - $3.75      $    .90
                                                     ---------

         Options exercisable, December 31, 2002      1,923,332      $.31 - $3.75      $    .83
                                                     ---------

      The following table summarizes information about the options outstanding at December 31, 2002:

                                       Options Outstanding                           Options Exercisable
                         --------------------------------------------------    ---------------------------------
                                            Weighted
                                            Average             Weighted                            Weighted
         Range of                          Remaining            Average                              Average
         Exercise           Number        Contractual           Exercise         Number              Exercise
          Prices         Outstanding      Life (Years)           Price         Exercisable             Price
    -----------------    -----------      ------------       --------------    -----------         -------------
      $ .31 - $1.00       1,771,664           1.98              $  .57          1,596,666             $  .59
      $1.10 - $1.75       1,730,000           1.57              $ 1.48            269,999             $ 1.57
      $2.13 - $3.75          75,000           2.03              $ 2.47             56,667             $ 2.57

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


12.   COMMON STOCK AND STOCK WARRANTS
      -------------------------------

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

      In July 2001, the Company issued 100,000 shares of its common stock to an individual in consideration of a consulting agreement covering a one-year period ending June 30, 2002. The Company recorded the cost of the services based on the price per share of its common stock at the date of their issuance, aggregating $150,000, and amortized the cost over the term of the contract.

      During 2001, the Company granted warrants to acquire 100,000 shares of its common stock at $.53 per share, and an additional 25,000 warrants to acquire 25,000 shares of its common stock at $.87 per share (the fair market values at the dates of the grants) in consideration for certain consulting services. The warrants expire in 2006. The Company recorded consulting expense in the amount of $9,000, which was equal to the value of the services provided.

      In December 1997, the Company raised $2,330,813 through the private placement issuance of 581,250 units at $4.01 per unit. Each unit included one warrant. In 2002, these warrants expired unexercised.

      A $10 million equity funding commitment, which provided the Company the option of drawing equity financing against an available line, expired in November 2001, and was unused during its twelve- month duration. The financing source was provided warrants to purchase 68,970 of the Company's common stock, at $2.17 per share, in exchange for providing this line. In 2002, these warrants expired unexercised.

      On June 27, 2002, the Company's Board of Directors authorized a common stock repurchase program whereby up to 500,000 shares of the Company's common stock may be purchased in open market transactions over the following 24 months. As of December 31, 2002, 93,225 shares had been repurchased under the program for amounts aggregating $92,697.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


13.   PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS
      ---------------------------------------------------

      Pursuant to the Preferred Stock Purchase Agreement between the Company and PHH as part of its purchase of the fleet business in February 2002, PHH invested $1.0 million to acquire 1,000 shares of the Company's Series A convertible preferred stock, par value of $.01 per share (the "Preferred Shares"). The Preferred Shares can be converted, at the holder's discretion, into 500,000 shares of the Company's common stock (subject to adjustments for stock splits, recapitalization and anti-dilution provisions). Other key terms of the Preferred Shares include voting rights, together with the common shareholders, on all matters, and separately on certain specified matters; a liquidation preference equal to 125% of their initial investment paid only in the event of dissolution of the Company; the nomination of one board member; certain pre-emptive rights and registration rights; and the approval of Preferred Shares for certain corporate actions. PHH has not exercised its right to nominate a board member.

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

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


14.   EMPLOYEE BENEFIT PLAN
      ---------------------

      The Company has a 401(k) profit sharing plan for the benefit of all eligible employees as defined in the plan documents. The plan provides for voluntary employee salary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may, at its discretion, match within prescribed limits, the contributions of the employees. Employer contributions to the plan amounted to approximately $14,000 in 2002 and $16,800 in 2001.

15.   COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACATIONS
      -------------------------------------------------------------

      OPERATING LEASES

      The Company's lease of office space that it formerly occupied in New York, and in its new headquarters in Florida, require minimum rentals as well as other expenses including real estate taxes. Until the lease terminated in June 2002 and for most of 2001, a portion of its New York premises was under a sublease agreement. Sublease income was approximately $22,000 in 2002 and $51,000 in 2001. Rent expense, including real estate taxes, was $180,000 in 2002 and $199,000 in 2001.

      In May 2002, the Company signed a five and a half year lease to occupy a new 7,300 square foot building in Coral Springs, Florida. This property is owned and operated by B&B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Ken Friedman, are members of the Company's Board of Directors. The terms of the lease require net rental payments plus operating expenses. The lease term commenced in October 2002. The Company and the property owners each expended approximately $140,000 to complete the interior space. In addition, during July 2002, the Company established a $300,000 interest-bearing certificate of deposit with a Florida bank (the mortgage lender to B&B Lakeview Realty Corp.) as collateral for its future rental commitments. The certificate of deposit declines to $200,000 after the 36th month, $100,000 after the 48th month, and to zero after 60 months, as the balance of the rent commitment declines. During 2002, the Company paid rental costs of approximately $35,000 to this related party. The Company has a security deposit of $22,000 held by the related party

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


15.   COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)
      -----------------------------------------------------------------------

      OPERATING LEASES (CONTINUED)

      The Company's future minimum rental commitments payable to the related party are as follows:

                         2003                           $127,000
                         2004                            137,000
                         2005                            146,000
                         2006                            157,000
                         2007                            168,000
                      Thereafter                          88,000
                                                        --------
                                                        $823,000
                                                        --------

      CAPITAL LEASE

      The Company leases certain computer equipment with a lease term through 2004. Obligations under the capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments. The capitalized cost included in property and equipment is $82,719. No depreciation was recorded on the equipment during 2002 as it was not placed in service until 2003.

      The future minimum lease payments under the capital lease are as follows:

                         2003                           $ 37,312
                         2004                             21,721
                                                        --------
                                                          59,033
             Less amount representing
               interest and fees                           6,650
                                                        --------

             Present value of future minimum
               lease payments                           $ 52,383
                                                        --------

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


15.   COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)
      -----------------------------------------------------------------------

      EMPLOYMENT CONTRACTS

      The Company has employment contracts with its four principal officers, which expire on December 31, 2004. The agreements provide minimum annual salaries of $300,000 to the Chief Executive Officer ("CEO"), $190,000 to the President, $175,000 to the President of a subsidiary, and $155,000 to the Chief Financial Officer ("CFO"). The CEO's contract also specifies a one-time bonus award of $250,000 plus 250,000 additional stock options in recognition of the sale of the fleet business in February 2002. In connection with these employment contracts, 1,150,000 options were granted in February 2002. In addition, another subsidiary of the Company has an employment agreement with its President that commenced on September 3, 2002, and expires on December 31, 2004, providing a base salary of $175,000 plus performance bonus, and he has been granted 250,000 stock options.

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

      LITIGATION

      In January 2003, the Company was served with a complaint filed by Mr. Gerald Zutler, its former President and Chief Operating Officer, alleging, among other things, that the Company breached his employment contract, that there was fraudulent concealment of the Company's intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. Mr. Zutler is seeking damages aggregating $2.25 million, plus punitive damages and reasonable attorney's fees. Management believes that the Company properly terminated Mr. Zutler's employment for cause, and intends to vigorously defend this suit. Answer to the complaint was served by the Company on February 28, 2003, and no discovery has yet been conducted, and it is too early for counsel to predict the outcome. The Company has filed a claim with its carrier under its Directors, Officers, Insured Entity and Employment Practices Liability Policy. The Company has not yet received a response from the carrier and does not know if the carrier will cover this claim under the policy, the policy has a $50,000 deductible and a liability limit of $3 million per policy year.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


15.   COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)
      -----------------------------------------------------------------------

      LITIGATION (CONTINUED)

      The Company filed a Demand for Arbitration against Presidion Solutions, Inc., ("Presidion"), alleging that Presidion breached the terms of the Memorandum of Understanding (the "Memorandum") between the Company and Presidion, dated January 17, 2003. The Company is seeking a break-up fee of $250,000 pursuant to the terms of the Memorandum, alleging that Presidion breached the Memorandum by wrongfully terminating the Memorandum. Additionally, the Company is seeking its out-of-pocket costs of due diligence, amounting to approximately $37,000. Presidion has filed a counterclaim against the Company, alleging that the Company had breached the Memorandum and, therefore, owes Presidion a break-up fee of $250,000. The Company believes that the claim alleged by Presidion is without merit. The dispute will be settled by a single arbiter, and the case will be heard before the American Arbitration Association in Broward County, Florida.

      No provision for any loss has been made with respect to either of the above matters.

16.   CLOSURE OF NEW YORK OFFICE

      In conjunction with relocating its office within New York, and then to Florida during the fourth quarter of 2002, the Company incurred an aggregate expense of $386,000, including $216,000 relating to one-time employee termination benefits, and the remainder for relocation expenses. Such amounts are included in general and administrative expenses in the consolidated statement of operations.

17.   INCOME TAXES

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

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


17.   INCOME TAXES (CONTINUED)
      -----------------------

      At December 31, 2002, the Company has a net operating loss carryforward of approximately $2,000,000. At December 31, 2001, the Company had a net operating loss caryforward of approximately $5,000,000, which was available to offset future taxable income. At December 31, 2002, the Company has provided a valuation allowance for the full amount of its deferred tax asset of $770,000 since it is more likely than not that the Company will not realize the benefit. At December 31, 2001, a valuation allowance of $200,000 was recognized to offset (1) the full amount of the net deferred tax asset arising from other sources plus (2) $100,000 related to the utilization of the loss carryforwards due to the uncertainty of realizing these assets in the future.

      The effect of the change in the 2001 beginning-of-the year balance of the valuation allowance ($1,780,000) that resulted from a change in judgment about the realization of the deferred tax asset has been included in the tax benefit attributable to continuing operations. The increase in the valuation allowance in 2002 was due to the Company having losses from continuing operations in excess of anticipated amounts.

      At December 31, 2002, the Company's net operating loss carryforwards are scheduled to expire as follows:

             Year ended December 31,

                         2018                         $  612,000
                         2019                            950,000
                         2021                            438,000
                                                      ----------
                                                      $2,000,000
                                                      ----------

      Income tax expense (benefit) was allocated as follows:

                                                             2002             2001
                                                         -----------      -----------
         Loss from continuing operations:
           Beginning of the year valuation allowance     $      --        ($1,780,000)
           Current year continuing operations             (1,793,789)        (281,703)
                                                         -----------      -----------

                                                          (1,793,789)      (2,061,703)
         Income from discontinued operations               3,717,419          144,454
         Extraordinary gain                                     --             24,113
                                                         -----------      -----------
         Income tax expense (benefit)                    $ 1,923,630      ($1,893,136)
                                                         -----------      -----------

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


17.   INCOME TAXES (CONTINUED)
      -----------------------

      Income tax expense (benefit) from continuing operations was comprised of the following:

                                                                2002             2001
                                                            -----------      -----------
         Current tax expense (benefit), State and local     $    23,630      $     6,864
                                                            -----------      -----------

         Deferred tax (benefit):
           Federal                                           (1,544,806)      (1,758,282)
           State and local                                     (272,613)        (310,285)
                                                            -----------      -----------

                                                             (1,817,419)      (2,068,567)
                                                            -----------      -----------

         Income tax (benefit)                               ($1,793,789)     ($2,061,703)
                                                            -----------      -----------

      A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) on earnings (loss) from continuing operations is as follows:

                                                            2002                        2001
                                                -----------------------     ------------------------
                                                   AMOUNT           %          Amount           %
                                                -----------      ------     -----------      -------
         Expected tax (benefit) at U.S.
           statutory rate                       ($1,004,533)      (34.0%)   ($  612,811)       (34.0%)

         State taxes, net of Federal effect           6,471          .2         (18,024)        (1.0)

         Losses for which no tax benefit
           has been recognized                         --        --             349,132         19.4

         Increase (decrease) in valuation
           allowance                                   --        --          (1,780,000)       (98.8)

         Intraperiod allocation to adjust
           effective tax rate                      (795,727)      (26.9)           --         --
                                                -----------      ------     -----------      -------

         Income tax expense (benefit)           ($1,793,789)      (60.7%)   ($2,061,703)      (114.4%)
                                                -----------      ------     -----------      -------

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


17.   INCOME TAXES (CONTINUED)
      -----------------------

      Deferred tax assets and liabilities consist of the following:

                                                    2002             2001
                                                -----------      -----------
         Deferred tax assets:
           Net operating loss carryforwards     $   750,000      $ 2,000,000
           Deferred compensation                     40,000           96,000
           Other                                       --             39,000
                                                -----------      -----------

                                                    790,000        2,135,000
         Deferred tax liability, other              (20,000)         (35,000)
                                                -----------      -----------

                                                    770,000        2,100,000
         Valuation allowance                       (770,000)        (200,000)
                                                -----------      -----------

         Deferred tax asset                     $      --        $ 1,900,000
                                                -----------      -----------