Form 10QSB
period 2003-03-31
DRIVERSSHIELD COM CORP
filed 2003-05-15
CIK 778164

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2003
                                          --------------


   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________


                         Commission file number 0-21467


                                 ACCESSITY CORP.
        ----------------------------------------------------------------
        (f/k/a DriverShield Corp; f/k/a driversshield.com Corp and f/k/a First Priority Group Inc (Name of small business issuer in its charter)


         New York                                                11-2750412
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


12514 West Atlantic Boulevard
Coral Springs, Florida 33071                                (954-752-6161)
----------------------------------------             ---------------------------
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

As of May 14, 2003, the issuer had outstanding a total of 10,869,073 shares of common stock.

Transitional Small Business Format (check one)   Yes [_]    No [X]

================================================================================

                                 ACCESSITY CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      QUARTERLY PERIOD ENDED MARCH 31, 2003

                                    CONTENTS




                                                                            PAGE
PART I.   FINANCIAL INFORMATION                                             ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet
               As of March 31, 2003 (Unaudited) ..........................    3

          Condensed Consolidated Statements of
               Operations and Comprehensive Income
               (Loss)(Unaudited) for the Three
               Months ended March 31, 2003 and 2002 ......................    4

          Condensed Consolidated Statements of Cash
               Flows (Unaudited) for the Three Months
               ended March 31, 2003 and 2002 .............................    5

          Notes to Condensed Consolidated Financial
               Statements ................................................    7

Item 2.   Management's Discussion and Analysis ...........................   12

Item 3.   Controls and Procedures ........................................   14



PART II.  OTHER INFORMATION ..............................................   15

Item 1.   Legal Proceedings ..............................................   15

Item 6.   Exhibits and Reports on Form 8-K ...............................   15


          Certifications .................................................   17

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 ACCESSITY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


                                     ASSETS
Current assets:
     Cash and cash equivalents                                       $    111,613
     Accounts receivable, trade                                           175,025
     Investments                                                        5,276,127
     Prepaid expenses and other current assets                            107,621
                                                                     ------------
                    Total current assets                                5,670,386


Property and equipment, net of accumulated depreciation                   645,866
Restricted certificate of deposit                                         300,000
Security deposits                                                          51,961
                                                                     ------------
                    Total assets                                     $  6,668,213
                                                                     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $    117,648
     Accrued expenses and other current liabilities                       451,484
     Current portion of capital lease obligation                           32,919
                                                                     ------------

                    Total current liabilities                             602,051
                                                                     ------------

Obligations under capital lease, net of current portion                    11,744
                                                                     ------------

Shareholders' equity:
     Common stock, $.015 par value, authorized 30,000,000
        shares; issued 11,746,991                                         176,205
     Preferred stock, $.01 par value, authorized 1,000,000
        shares; 1,000 issued and outstanding; liquidation
        preference of $1.25 million                                            10
     Additional paid-in capital                                        10,845,639
     Accumulated other comprehensive loss, unrealized holding
        loss on investment securities                                      (5,478)
     Deficit                                                           (3,257,476)
                                                                     ------------
                                                                        7,758,900

     Less common stock held in treasury, at cost, 877,918 shares        1,704,482
                                                                     ------------

     Total shareholders' equity                                         6,054,418
                                                                     ------------
                    Total liabilities and shareholders' equity       $  6,668,213
                                                                     ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                           Three Months Ended,
                                                                      ------------------------------
                                                                        MARCH 31          March 31
                                                                          2003              2002
                                                                      ------------      ------------
Revenue:
       Collision repairs and fees                                     $    141,260      $    478,659
       Automobile affinity services                                        235,138           354,524
                                                                      ------------      ------------
              Total revenues                                               376,398           833,183
                                                                      ------------      ------------

Operating expenses:
       Collision repair expenses                                            97,514           421,315
       Sales and marketing                                                 191,808           232,547
       General and administrative                                          538,347           854,060
       Non-cash compensation (Note 6)                                           --           181,502
       Depreciation and amortization                                        84,331            89,021
                                                                      ------------      ------------
              Total operating expenses                                     912,000         1,778,445
                                                                      ------------      ------------

                                                                          (535,602)         (945,262)

Investment and other income, net of interest expense                        42,163            80,810
                                                                      ------------      ------------

Loss from continuing operations before provision for income taxes         (493,439)         (864,452)
Provision for income (tax) benefit (Note 9)                                     --           345,781
                                                                      ------------      ------------
Loss from continuing operations                                           (493,439)         (518,671)
                                                                      ------------      ------------
Discontinued operations (Note 3):
       Gain on disposal of subsidiary, (net of income taxes
           of $2,432,947)                                                       --         3,649,421
       Income from discontinued operations, (net of income taxes
           of $17,490)                                                          --            26,235
                                                                      ------------      ------------
Income from discontinued operations                                             --         3,675,656
                                                                      ------------      ------------
Net Income (loss)                                                     $   (493,439)     $  3,156,985

Other comprehensive loss - unrealized loss on marketable
   securities, net of reclassification adjustments                         (19,682)           (7,859)
                                                                      ------------      ------------
Comprehensive income (loss)                                           $   (513,121)     $  3,149,126
                                                                      ============      ============

Basic and diluted earnings (loss) per common share:
       Continuing operations                                          $      (0.05)     $      (0.05)
       Discontinued operations                                                0.00              0.34
                                                                      ------------      ------------
              Total                                                   $      (0.05)     $       0.29
                                                                      ============      ============

Weighted average number of common shares outstanding                    10,869,073        10,879,643
Effect of dilutive securities, stock options and warrants                       --                --
                                                                      ------------      ------------
Weighted average diluted common shares outstanding                      10,869,073        10,879,643
                                                                      ============      ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  Three Months Ended
                                                                            ------------------------------
                                                                              MARCH 31          March 31
                                                                                2003              2002
                                                                            ------------      ------------
Cash flows provided by (used in) operating activities:
     Net income (loss)                                                      $   (493,439)     $  3,156,985
                                                                            ------------      ------------
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization (including bond premium
               amortization)                                                      93,342           103,486
           Non-cash compensation                                                      --           181,502
           Gain on sale of subsidiary                                                 --        (6,082,368)
           Loss on sale of investments                                            14,922                --
           Options granted for services                                            8,955             8,945
           Changes in assets and liabilities:
               Accounts receivable                                               (25,340)         (294,342)
               Prepaid expenses and other assets                                 233,116            33,787
               Deferred tax asset                                                     --         1,900,000
               Investment in net assets of discontinued operations                    --           (60,022)
               Accounts payable                                                 (181,567)           68,224
               Accrued expenses and taxes payable                               (407,831)          265,425
                                                                            ------------      ------------
                    Total adjustments                                           (264,403)       (3,875,363)
                                                                            ------------      ------------

                    Net cash provided by (used in) operating activities         (757,842)         (718,378)
                                                                            ------------      ------------


Cash flows provided by (used in) investing activities:
     Purchase of property and equipment                                          (21,220)          (93,675)
     Proceeds from sale of subsidiary, net                                            --         6,174,389
     Proceeds from sale of investments                                         2,476,237                --
     Purchase of investments                                                  (2,486,497)       (5,029,203)
                                                                            ------------      ------------

                    Net cash provided by (used in) investing activities          (31,480)        1,051,511
                                                                            ------------      ------------


Cash flows provided by (used in) financing activities:
     Payments under capital lease                                                 (7,720)               --
     Proceeds from issuance of preferrred stock                                       --         1,000,000
                                                                            ------------      ------------

                    Net cash provided by (used in) financing activities           (7,720)        1,000,000
                                                                            ------------      ------------

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                  Three Months Ended
                                                                            ------------------------------
                                                                              MARCH 31          March 31
                                                                                2003              2002
                                                                            ------------      ------------

     Net increase (decrease) in cash and cash equivalents                       (797,042)        1,333,133

     Cash and cash equivalents at beginning of period                            908,655           265,408
                                                                            ------------      ------------

     Cash and cash equivalents at end of period                             $    111,613      $  1,598,541
                                                                            ============      ============

     Supplemental disclosure of cash flow information:
           Cash paid during the period for income taxes                     $                 $     16,353
                                                                            ------------      ------------
           Cash paid during the period for interest                         $      1,473      $         --
                                                                            ------------      ------------
















            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION
     ---------------------
     The information contained in the condensed consolidated financial statements for the three months ended March 31, 2003 and 2002 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

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

     This report may contain forward-looking statements that involve certain risks and uncertainties. Factors may arise, including those identified in the Company's Form 10-KSB for the year ended December 31, 2002, which could cause the Company's operating results to differ materially from those contained in any forward-looking statement.


2.   BUSINESS OF THE COMPANY
     -----------------------
     The Company, a New York corporation, had been engaged in automotive repair and collision management from its inception in 1983, but has begun to exit that market and enter into new businesses. It divested its original business in February 2002 (Note 3), which provided collision repair and fleet management services primarily for numerous Fortune 500 companies.

     The Company also offered collision repair management services during 2002 for the insurance industry through a website on the Internet. Revenues for such services commenced in December 2001. However, under a strategic partnership agreement, effective January 2, 2003 (see Note 4), the Company transferred the operating responsibilities and management of this business to a third party and, upon the completion of active or in-process claims that are currently the Company's responsibility, it will no longer be engaged in collision repair management, but will remain in the business through the licensing described in
Note 4. It will remain liable for warranties of auto repairs it provided, however warranty costs have historically not been significant.

     The Company's remaining automotive business provides automobile affinity services for individuals which, to date, have been sold through large financial institutions. The Company believes that it operates its automotive-related businesses in one operating segment.

     During the periods presented, the Company provided collision and general repair programs and appraisal services, for the insurance industry and insurance carriers. The Company facilitated the repair process for insurance carriers by installing its internet-based software at customer sites, which permits them to enter new claims and to monitor the Company's activities. Once a claim was initiated on the website, the Company commenced its efforts. This includes the audit of repair estimates, negotiation of the repair price with one of its suppliers selected from its network of approximately 2,000 providers, management of time for completion of repair, selection or approval of part specifications, and obtaining third party appraisals if required. The Company assumes the risks and responsibilities of the vehicle repair process, from commencement to completion, for its insurance clients. It warrants all repairs completed through its network of repair facilities, for periods up to as long as the driver owns the vehicles and issues warranty certificates for claims processed through its supplier network. The Company records revenues gross in these circumstances, having acted as the principal in the transaction.

     During the third quarter of 2002, the Company began a new business, Sentaur Inc. ("Sentaur") engaged in medical billing recovery, a new business segment. The business seeks to recoup inappropriate discounts taken from hospital billings by institutional or insurance payors. To date, the Company has signed contracts with three hospitals, begun the detailed analytic process at the first two, and commenced sending invoices on behalf of the first hospital. At March 31, 2003 the Company had begun the collection process, but had not yet recorded revenues. This business incurred operating expenses of $123,000 during the current quarter. At March 31, 2003 Sentaur did not have any significant assets or liabilities.

     Three of the Company's customers currently accounted for approximately 82% of its 2003 revenues to date and 90% of its outstanding trade receivables at March 31, 2003.


3.   DISCONTINUED OPERATIONS AND PREFERRED STOCK SALE
     ------------------------------------------------
     On February 7, 2002, following shareholder approval of the Stock Purchase Agreement ("the Purchase Agreement"), the Company sold all of the outstanding shares of its former wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), that operated the collision repair and fleet services business, to PHH Vehicle Management Services, LLC, d/b/a PHH Arval ("PHH"), a subsidiary of the Cendant Corporation (NYSE, symbol CD) for $6.3 million in cash and, pursuant to the Preferred Stock Purchase Agreement, received $1.0 million for the sale of 1000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Shares") to PHH. The Preferred Shares can be converted, at the holder's discretion, into 500,000 shares of the Company's common stock (subject to adjustments for stock splits, re-capitalization and anti-dilution provisions). The Preferred Shares have a liquidation preference of 125% of its original investment value as provided in the Company's Certificate of Incorporation.

     During the quarter ended March 31, 2002, the Company recorded a pretax gain on the sale of FS of $6.1 million. The sale of FS impacted the Company's consolidated balance sheet by reducing accounts receivable and accounts payable and other accrued liabilities. Certain cash balances were also transferred to PHH representing primarily customer deposits, prepayments, or funds received by the Company pending repayments to its customers.

     Of the gross proceeds paid by PHH, $175,000 was remitted into an escrow account, for a one-year period, in the event indemnification obligations arose. In January 2003 $163,000 was released, and the remaining amount was released in April 2003.

     Operating results during the quarter ended March 31, 2002, for the discontinued fleet services operations from the period January 1, 2002 through February 7, 2002, its date of sale, were as follows:

                                                                 2002
                                                             ------------
Revenues                                                     $  1,087,658
Cost of sales                                                    (878,776)
Selling, general and administrative                              (165,157)
                                                             ------------
Income from discontinued operations, pre-tax                 $     43,725
                                                             ============

     In accordance with the Transition Services Agreement with PHH, the Company managed FS operations from the date of its sale through June 30, 2002, and received fees associated with those activities.


4.   STRATEGIC PARTNERSHIP FOR INSURANCE BUSINESS
     --------------------------------------------
     In December 2002, the Company entered into a Strategic Partnership Agreement (the "Partnership Agreement"), effective January 2, 2003, with ClaimsNet, Inc. ("ClaimsNet"), a wholly-owned subsidiary of the CEI Group, Inc. ("CEI"), a Pennsylvania corporation, in which ClaimsNet assumed the responsibilities of operations and management of DriverShield CRM, the business that provided insurance carriers with collision repair management for their insureds. The Company is currently processing only those claims that were initiated prior to the effective date, and ClaimsNet has assumed responsibility for new repairs. The Company granted an exclusive license of its technology, including its website software, that enables insurance customers to access the vehicle claims management system via the Internet, and a non-transferable license of its network of repair facilities, as well as training of its processing methodologies, in order for ClaimsNet to fulfill its obligations under the Partnership Agreement. ClaimsNet agreed to pay royalties to the Company equivalent to 25% of vendor referral fees for repairs initiated and completed, beginning in March 2003, and 50% of administrative fees, as defined, on all existing customers, beginning in February 2003, as well as 15% of all administrative and vendor referral fees for all new customers that use the licensed technology to have their vehicles repaired. For the quarter ended March 31, 2003 the Company recorded $8,000 in royalties. However, based on the volume of repairs that were commenced and were in process in March, the Company believes that the royalty will be higher in future periods based on completed repairs. As part of the agreement, the Company also accrued $12,000 in personnel costs that the Company agreed to assume during the initial months of this transition.

5.   EARNINGS (LOSS) PER SHARE
     -------------------------
     Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as preferred stock, stock options and warrants, were exercised. For the three months ended March 31, 2003 and 2002, respectively, approximately 4,600,000 and 5,400,000 of stock options, warrants and convertible preferred stock were excluded from the earnings per share calculations, as their inclusion would have been anti-dilutive. These options, warrants and preferred shares could be dilutive in the future.


6.   NON-CASH COMPENSATION FOR VARIABLE PRICED OPTIONS
     -------------------------------------------------
     In October 1999 the Company repriced certain options previously granted to employees and third parties. The original grants gave holders the right to purchase common shares at prices ranging from $1.00 to $1.24; these were repriced to prices ranging from $.75 to $.83 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). In addition, in September 2002 the Company granted a five-year extension to the life of certain fully vested options that had expired. Pursuant to FASB Interpetation No. 44, the Company accounts for these as variable from the date of the modification until they are exercised, forfeited or expired, and records the intrinsic value of such grants. There was no charge or credit during the current quarter as the price per share of the Company's common stock continued to trade at levels below the exercise prices. For the three months ended March 31, 2002, there was an expense of $182,000.


7.   INVESTMENTS
     -----------
     Investments at March 31, 2003 consist of available-for-sale securities that had a fair market value of $5,276,127.


8.   PROFORMA INFORMATION
     --------------------
     Proforma information, assuming that the disposal of FS occurred at the beginning of the earliest quarterly period presented, has not been presented since the disposal of FS has been accounted for as discontinued operations, and such amounts have been reclassified from continuing operations.


9.   INCOME TAXES
     ------------
     At December 31, 2002, the Company had operating loss carry forwards of approximately $2,000,000 and had established a valuation allowance for the full amount of its deferred tax asset as it is more likely that the Company will not be able to realize the tax benefits. To the extent the Company is profitable in the future periods such carry forwards may be available to offset future taxable earnings. To the extent the Company is not profitable it would not be able to realize this benefit.

10.  FLORIDA OFFICE LEASE AND RELATED PARTY TRANSACTION
     --------------------------------------------------
     The 7,300 square foot building in Coral Springs, Florida which the Company leases for its headquarters is owned and operated by B & B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Ken Friedman, are members of the Company's board of directors. In accordance with the terms of the lease the Company paid required rentals of approximately $33,000 in the current quarter.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------

Forward Looking Statements - Cautionary Factors

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes hereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended December 31, 2002) and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements.

THREE MONTHS ENDED MARCH 31, 2003 (THE "2003 QUARTER") COMPARED TO THREE MONTHS
-------------------------------------------------------------------------------
ENDED MARCH 31, 2002 (THE "2002 QUARTER").
------------------------------------------

     The 2003 Quarter reflected a net loss of $493,000 compared to net income of $3,157,000 in the 2002 Quarter. Loss from continuing operations was $493,000 versus a loss of $519,000 in the 2002 Quarter. Basic and diluted loss per share from continuing operations was $(.05) per share in both the 2003 and 2002 Quarter. Basic and diluted earnings per share from discontinued operations, was $.34 in the 2002 Quarter. The 2002 earnings from discontinued operations reflect the impact of the sale of the fleet business. There were no discontinued operations in the 2003 Quarter.

REVENUES FROM CONTINUING OPERATIONS
-----------------------------------

     Revenues were $376,000 in the 2003 Quarter, versus $833,000 in the 2002 Quarter, representing a decrease of $457,000 or 55%. The Company's revenues decreased by $338,000 from its insurance industry clients from $479,000 in the 2002 Quarter to $141,000 in the 2003 Quarter. The Company transferred the operating responsibility of its CRM business to Claimsnet, effective January 2003; the revenues it recorded are predominantly those remaining claims in process that it is completing. Thereafter the Company will only record the royalty fees it is to receive under its agreement with Claimsnet. In the 2003 Quarter, Affinity Services sales decreased $120,000 or 34%, to $235,000, as compared to $355,000 for the same period in 2002, reflecting a percentage of members that did not renew their memberships.

OPERATING INCOME AND EXPENSES FROM CONTINUING OPERATIONS
--------------------------------------------------------

     Pretax loss from continuing operations was $493,000 in the 2003 Quarter compared to a loss of $864,000 in the 2002 Quarter, a decrease in losses of $371,000. The comparative amounts are described below.

     Collision repair and claim fee revenues from insurance carriers, net of collision repair costs, decreased $15,000 to $43,000 in the 2003 Quarter versus $58,000 in the 2002 Quarter despite the large reduction in revenues described above. The Company received a one-time contract termination fee of $21,000 during the 2003 Quarter. Affinity service revenues decreased by $120,000, as noted above.

     Selling expenses decreased by $41,000 (18%), to $192,000 in the 2003 Quarter, from $233,000 in the 2002 Quarter. This was the result of increased costs for marketing, personnel and related travel activities of Sentaur of approximately $111,000, the Company's medical billing recovery business, offset by the elimination of costs of its CRM insurance industry business ($150,000), which is now operated by Claimsnet.

     General and administrative expenses decreased by $316,000 (37%), from $854,000 in the 2002 Quarter to $538,000 in the 2003 Quarter resulting primarily from the $250,000 bonus provided to the CEO upon the sale of the fleet business in 2002, and the remainder for various costs no longer incurred due to the reduced scale of operations. The non-cash charges associated with recording the impact of variable stock option grants resulted in a credit of $182,000 in the 2002 Quarter; there was no comparable charge or credit in the 2003 Quarter.

     Investment and other income, net, decreased $39,000 from $81,000 in the 2002 Quarter to $42,000 in the 2003 Quarter primarily resulting from decreased interest income caused by declining rates, lower investment balances and a loss on a sale of investments of $14,000.

DISCONTINUED OPERATIONS
-----------------------

     Income from discontinued operations in the 2002 Quarter was $3,675,000 reflecting the operations of the fleet business that was sold in February 2002. There was $26,000 in income from business activities of the fleet operations, and the Company recorded $3,649,000 on the gain on the sale of the business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2003 the Company had cash and cash equivalents of $112,000. The Company also holds 203,766 shares of highly liquid, Salomon Smith Barney Adjustable Rate Government Income Fund valued at $1,993,000 and also holds liquid notes in the amount of $3,283,000, for a total of $5,388,000 of cash and liquid investments. Working capital of the Company as of March 31, 2003, was $5,068,000 and its working capital ratio was 9:1.

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

     The Company has no major expenditures that it currently anticipates for capital equipment needs, however it is expending funds, and incurring losses, to support its operations including the marketing and growth of its Sentaur subsidiary in the development of medical billing recovery business. The funding levels that occurred for Sentaur during the first quarter are expected to continue at that level, or modestly higher, for the near term, but the Company anticipates that revenues should begin to offset some of those expenditures during the next few quarters. The Company cannot determine at this time when Sentaur will become profitable. In addition, the Company has been pursuing acquisition candidates and will continue to incur varying levels of expenses in connection with each evaluation. These may range from minor amounts for such expenses as an initial business trip or, more extensively, multiple trips for due diligence, legal review and title searches. Should the Company complete an acquisition, it may use a significant amount of its funds to either pay a portion of the purchase price and/or expand the business it acquires. The Company believes that its present cash position will enable it to continue to support its operations for the next twelve months and for an extended period thereafter depending on the extent of use of its funds to build existing businesses or possible use of funds to develop or acquire new businesses.

DEFERRED INCOME TAXES
---------------------

     At December 31, 2002, the Company had operating loss carry forwards of approximately $2,000,000 and had established a valuation allowance for the full amount of its deferred tax asset as it is more likely that the Company will not be able to realize the tax benefits. To the extent the Company is profitable in the future periods such carry forwards may be available to offset future taxable earnings. To the extent the Company is not profitable it would not be able to realize this benefit.


ITEM 3.    CONTROLS AND PROCEDURES
----------------------------------

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.    LEGAL PROCEEDINGS

     In January 2003 the Company was served with a complaint filed by Gerald Zutler, our former President and Chief Operating Officer, alleging that the Company breached his employment contract, fraudulent concealment of the Company's intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. Mr. Zutler is seeking damages aggregating $2.25 million, plus punitive damages and reasonable attorneys' fees. We believe that the Company properly terminated Mr. Zutler's employment for cause and we intend to vigorously defend this suit as we believe that Mr. Zutler's allegations are without merit. Answer to the complaint was served by the Company on February 28, 2003, and no discovery has yet been conducted. The Company has filed a claim with its carrier under its Directors &, Officers, Insured Entity and Employment Practices Liability policy but does not know if the carrier will cover this claim under the policy; the policy has a $50,000 deducible and a liability limit of $3 million per policy year.

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


                                    ACCESSITY CORP.


Date: May 14, 2003                  By:  Barry Siegel
                                         --------------------------------
                                         Chairman of the Board, Secretary
                                         and Chief Executive Officer


Date: May 14, 2003                  By:  Philip B. Kart
                                         --------------------------------
                                         Senior Vice President, Treasurer
                                         and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION SS.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

IN CONNECTION WITH THE QUARTERLY REPORT OF DRIVERSHIELD CORP. (THE "COMPANY") ON FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2003, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON THE DATE HEREOF (THE "REPORT"), I, BARRY SIEGEL, CHAIRMAN OF THE BOARD, SECRETARY AND CHIEF EXECUTIVE OFFICER OF THE COMPANY, CERTIFY, PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 PURSUANT TO REGULATION SS.240.15D-14 AS PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, THAT:

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

                                            BY /S/ BARRY SIEGEL
                                               --------------------------------
                                               BARRY SIEGEL
                                               CHAIRMAN OF THE BOARD, SECRETARY
                                               AND CHIEF EXECUTIVE OFFICER

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION SS.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

IN CONNECTION WITH THE QUARTERLY REPORT OF DRIVERSHIELD CORP. (THE "COMPANY") ON FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2003, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON THE DATE HEREOF (THE "REPORT"), I, PHILIP KART, SENIOR VICE PRESIDENT, TREASURER AND CHIEF FINANCIAL OFFICER OF THE COMPANY, CERTIFY, PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 PURSUANT TO REGULATION SS.240.15D-14 AS PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, THAT:

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


                                            BY /S/ PHILIP KART
                                               --------------------------
                                               PHILIP KART
                                               SENIOR VICE PRESIDENT, TREASURER
                                               AND CHIEF FINANCIAL OFFICER

                                INDEX OF EXHIBITS



99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer