Form 10QSB
period 2003-06-30
ACCESSITY CORP
filed 2003-08-14
CIK 778164

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003
                                           -------------

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-21467

                                 ACCESSITY CORP.
           (f/k/a DriverShield Corp; f/k/a driversshield.com Corp and
           ----------------------------------------------------------
                         f/k/a First Priority Group Inc
                         ------------------------------
                 (Name of small business issuer in its charter)
                 ----------------------------------------------


           New York                                            11-2750412
-------------------------------                              -------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)


     12514 West Atlantic Boulevard                          (954-752-6161)
     Coral Springs, Florida 33071                           --------------
     ----------------------------                    (Issuer's telephone number)
(Address of principal executive offices)


       Securities registered under Section 12(b) of the Exchange Act: None


         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock par value $.015 per share

            Preferred Stock Purchase Rights par value $.01 per share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of August 11, 2003, the issuer had outstanding a total of 11,001,073 shares of common stock.


          Transitional Small Business Format (check one)   Yes [_]   No [X]
================================================================================

                                 ACCESSITY CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2003

                                    CONTENTS

                                                                            PAGE
                                                                            ----
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet
            As of June 30, 2003 (Unaudited)                                   3

          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) (Unaudited) for the
            Three Months ended June 30, 2003 and 2002                         4

          Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) (Unaudited) for the
            Six Months ended June 30, 2003 and 2002                           5

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Six Months ended June 30,
            2003 and 2002                                                     6

          Notes to Condensed Consolidated Financial                           7
            Statements

Item 2.   Management's Discussion and Analysis                               13

Item 3.   Controls and Procedures                                            17



Part II.  OTHER INFORMATION                                                  18

Item 6.   Exhibits and Reports on Form 8-K                                   18

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 ACCESSITY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)


                                     ASSETS

Current assets:
  Cash and cash equivalents                                        $  1,135,129
  Accounts receivable, trade                                            230,883
  Investments                                                         3,854,362
  Prepaid expenses and other current assets                             112,943
                                                                   ------------
            Total current assets                                      5,333,317

Property and equipment, net of accumulated depreciation                 567,635
Restricted certificate of deposit                                       300,000
Security deposits and other assets                                       53,511
                                                                   ------------
            Total assets                                           $  6,254,463
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    171,049
  Accrued expenses and other current liabilities                        394,620
  Current portion of capital lease obligation                            33,902
                                                                   ------------
            Total current liabilities                                   599,571
                                                                   ------------

Obligations under capital lease, net of current portion                   2,965
                                                                   ------------

Shareholders' equity:
  Common stock, $.015 par value, authorized
    30,000,000 shares; issued 11,828,991                                177,435
  Preferred stock, $.01 par value, authorized
    1,000,000 shares; 1,000 issued and outstanding;
    liquidation preference of $1.25 million                                  10
  Additional paid-in capital                                         10,871,597
  Accumulated other comprehensive loss,
    unrealized holding loss on investment securities                     (6,753)
  Deficit                                                            (3,685,880)
                                                                   ------------
                                                                      7,356,409
  Less common stock held in treasury, at cost,
    877,918 shares                                                    1,704,482
                                                                   ------------
  Total shareholders' equity                                          5,651,927
                                                                   ------------
            Total liabilities and shareholders' equity             $  6,254,463
                                                                   ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                       Three Months Ended,
                                                                     June 30        June 30
                                                                       2003           2002
                                                                   ------------   ------------
Revenue:
  Collision repairs and fees                                       $     49,006   $    613,274
  Hospital fees                                                          62,732           --
                                                                   ------------   ------------
            Total revenues                                              111,738        613,274
                                                                   ------------   ------------

Operating expenses:
  Collision repair expenses                                               3,483        511,685
  Sales and marketing                                                   109,892        212,311
  General and administrative                                            433,268        575,957
  Non-cash compensation (Note 8)                                           --         (276,935)
  Depreciation and amortization                                          85,123         95,277
                                                                   ------------   ------------
            Total operating expenses                                    631,766      1,118,295
                                                                   ------------   ------------

                                                                       (520,028)      (505,021)

Investment and other income, net of interest expense                     44,396        122,824
                                                                   ------------   ------------

Loss from continuing operations before
  provision for income taxes                                           (475,632)      (382,197)
Provision for income (tax) benefit (Note 11)                               --          315,308
                                                                   ------------   ------------
Loss from continuing operations                                        (475,632)       (66,889)
                                                                   ------------   ------------

Discontinued operations (Note 3 and Note 5):
  Disposal of fleet services subsidiary (additional
    tax expense due to change in estimate of
    effective tax rate in 2002)                                            --         (425,764)
  Loss from fleet services subsidiary (additional
    tax expense due to change in estimate of
    effective tax rate in 2002)                                            --           (3,061)
  Income from affinity services subsidiary
    (net of $191,366 taxes in 2002)                                      47,228         40,596
                                                                   ------------   ------------
Income (loss) from discontinued operations                               47,228       (388,229)
                                                                   ------------   ------------
Net Income (loss)                                                  $   (428,404)  $   (455,118)

Other comprehensive gain or loss - unrealized gain
  or loss on marketable securities, net of
  reclassification adjustments                                           (1,275)         3,890
                                                                   ------------   ------------
Comprehensive income (loss)                                        $   (429,679)  $   (451,228)
                                                                   ============   ============

Basic and diluted earnings (loss) per common share:
  Continuing operations                                            $      (0.04)  $      (0.01)
  Discontinued operations                                                  0.00          (0.03)
                                                                   ------------   ------------
            Total                                                  $      (0.04)  $      (0.04)
                                                                   ============   ============


Weighted average number of common shares outstanding                 10,869,425     10,962,218
Effect of dilutive securities, stock options and warrants                  --             --
                                                                   ------------   ------------
Weighted average diluted common shares outstanding                   10,869,425     10,962,218
                                                                   ============   ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME LOSS
                                   (UNAUDITED)

                                                                         Six Months Ended,
                                                                      June 30        June 30
                                                                       2003           2002
                                                                   ------------   ------------
Revenue:
  Collision repairs and fees                                       $    190,266   $  1,091,933
  Hospital fees                                                          62,732           --
                                                                   ------------   ------------
            Total revenues                                              252,998      1,091,933
                                                                   ------------   ------------

Operating expenses:
  Collision repair expenses                                             100,996        933,000
  Sales and marketing                                                   248,969        390,820
  General and administrative                                            930,352      1,400,728
  Non-cash compensation (Note 8)                                           --          (95,433)
  Depreciation and amortization                                         169,385        183,809
                                                                   ------------   ------------
            Total operating expenses                                  1,449,702      2,812,924
                                                                   ------------   ------------
                                                                     (1,196,704)    (1,720,991)

Investment and other income, net of interest expense                     86,559        203,634
                                                                   ------------   ------------


Loss from continuing operations before provision for income taxes    (1,110,145)    (1,517,357)
Provision for income (tax) benefit (Note 11)                               --          700,951
                                                                   ------------   ------------
Loss from continuing operations                                      (1,110,145)      (816,406)
                                                                   ------------   ------------

Discontinued operations (Note 3 and Note 5):
  Gain on disposal of fleet services subsidiary (net of taxes
  of $2,858,713 in 2002)                                                   --        3,223,655
  Income from fleet services (net of taxes
  of $20,551 in 2002)                                                      --           23,175
  Income from affinity services subsidiary (net of taxes
  of $231,228 in 2002, zero in 2003)                                    188,306        271,442
                                                                   ------------   ------------
Income from discontinued operations                                     188,306      3,518,272
                                                                   ------------   ------------
Net income (loss)                                                  $   (921,839)  $  2,701,866
Other comprehensive loss - unrealized loss on
  marketable securities, net of reclassification adjustments            (20,957)        (3,969)
                                                                   ------------   ------------
Comprehensive income (loss)                                        $   (942,796)  $  2,697,897
                                                                   ============   ============

Basic and diluted earnings (loss) per common share:
                Continuing operations                              $      (0.10)  $      (0.07)
                Discontinued operations                                    0.02           0.32
                                                                   ------------   ------------
                              Total                                $      (0.08)  $       0.25
                                                                   ============   ============

Weighted average number of common shares outstanding                 10,869,250     10,920,740
Effect of dilutive securities, stock options and warrants                  --             --
                                                                   ------------   ------------
Weighted average diluted common shares outstanding                   10,869,250     10,920,740
                                                                   ============   ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                     June 30        June 30
                                                                       2003           2002
                                                                   ------------   ------------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                                $   (921,839)  $  2,701,866
                                                                   ------------   ------------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization (including bond premium
            amortization)                                               188,912        233,877
       Non-cash compensation                                               --          (95,433)
       Gain on sale of fleet services subsidiary                           --       (6,082,368)
       Loss on sale of investments                                       14,919           --
       Options granted for services                                       8,955         17,910
       Changes in assets and liabilities:
         Accounts receivable                                            (81,198)      (280,040)
         Prepaid expenses and other assets                              226,244       (127,541)
         Deferred tax asset                                                --        1,900,000
         Investment in net assets of discontinued operations               --          (60,022)
         Accounts payable                                              (128,166)        32,797
         Accrued expenses and other current liabilities                (464,695)       529,924
                                                                   ------------   ------------
            Total adjustments                                          (235,029)    (3,930,896)
                                                                   ------------   ------------
            Net cash provided by (used in) operating activities      (1,156,868)    (1,229,030)
                                                                   ------------   ------------

Cash flows provided by (used in) investing activities:
  Purchase of property and equipment                                    (28,211)      (137,436)
  Proceeds from sale of fleet service subsidiary, net                      --        6,174,389
  Proceeds from bond redemption                                            --          150,465
  Proceeds from sale of investments                                   6,349,183           --
  Purchase of Certificate of Deposit                                                  (300,000)
  Purchase of investments                                            (4,949,302)    (5,044,132)
                                                                   ------------   ------------

            Net cash provided by (used in) investing activities       1,371,670        843,286
                                                                   ------------   ------------

Cash flows provided by (used in) financing activities:
  Payments under capital lease                                          (15,516)          --
  Proceeds from sales of common stock                                    27,188           --
  Proceeds from issuance of preferred stock                                --        1,000,000
                                                                   ------------   ------------

            Net cash provided by (used in) financing activities          11,672      1,000,000
                                                                   ------------   ------------

            Net increase (decrease) in cash and cash equivalents        226,474        614,256

            Cash and cash equivalents at beginning of period            908,655        265,408
                                                                   ------------   ------------

            Cash and cash equivalents at end of period             $  1,135,129   $    879,664
                                                                   ============   ============

            Supplemental disclosure of cash flow information:
                 Cash paid during the period for income taxes      $       --     $      7,180
                                                                   ------------   ------------
                 Cash paid during the period for interest          $      2,720   $       --
                                                                   ------------   ------------

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

1. BASIS OF PRESENTATION
------------------------

     The information contained in the condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2002 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

     The financial statements and notes are presented in accordance with the requirements of Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statements as reported in its most recent annual report on Form 10-KSB.

     On February 7, 2002 the Company sold its fleet services business (see Note
3), and is in negotiations to sell, as of August 1, 2003, its affinity service automobile business (see Note 5). The accompanying financial statements reflect the results of these businesses as Discontinued Operations. Accordingly, certain prior period amounts have been reclassified.

     This report may contain forward-looking statements that involve certain risks and uncertainties. Factors may arise, including those identified in the Company's Form 10-KSB for the year ended December 31, 2002, which could cause the Company's operating results to differ materially from those contained in any forward-looking statement.


2. BUSINESS OF THE COMPANY
--------------------------

     The Company, a New York corporation, had been engaged in automotive repair and collision management from its inception in 1983, but has exited that market and entered into a medical business. It is continuing to seek acquisitions that will compliment its new business strategy. It divested its original business in February 2002 (Note 3), which provided collision repair and fleet management services primarily for numerous Fortune 500 companies.

     The Company also offered collision repair management services during 2002 for the insurance industry through a website on the Internet. Revenues for such services commenced in December 2001. However, under a strategic partnership agreement, effective January 2, 2003 (see Note 4), the Company transferred the operating responsibilities and management of this business to a third party and, upon the completion of in-process claims that are currently the Company's responsibility, it will no longer be engaged in collision repair management. It will remain liable for warranties of auto repairs it provided, however warranty costs have historically not been significant.

     In addition, the Company is also negotiating the sale of its remaining automotive business, effective August 1, 2003, with the approval of the Company's board of directors, that provides automobile affinity services for individuals. A definitive agreement provides for the sale of all of the outstanding shares of its wholly owned subsidiary to the president of the business (see Note 5). The Company believes that it operated its automotive-related businesses in one operating segment.

     During the periods presented, the Company provided collision and general repair programs and appraisal services, for the insurance industry and insurance carriers. The Company facilitated the repair process for insurance carriers by installing its internet-based software at customer sites, which permits them to enter new claims and to monitor the Company's activities. Once a claim was initiated on the website, the Company commenced its efforts. This includes the audit of repair estimates, negotiation of the repair price with one of its suppliers selected from its network of approximately 2,000 providers, management of time for completion of repair, selection or approval of part specifications, and obtaining third party appraisals if required. The Company assumed the risks and responsibilities of the vehicle repair process, from commencement to completion, for its insurance clients. It warrants all repairs completed through its network of repair facilities, for periods up to as long as the driver owns the vehicles and issues warranty certificates for claims processed through its supplier network. The Company records revenues gross in these circumstances, having acted as the principal in the transaction.

     During the third quarter of 2002, the Company began a new business, Sentaur Inc. ("Sentaur") engaged in medical billing recovery, a new business segment. The business seeks to recoup inappropriate discounts taken from hospital billings by institutional or insurance payors. To date, the Company has signed contracts with six hospitals, begun the detailed analytic process at four, and commenced sending invoices on behalf of the two hospitals. The Company recently began the collection process and during the second quarter collected $188,000 on behalf of two hospital customers, of which it was entitled to $63,000 in fees; collections increased monthly during the quarter ended June 2003, and nearly 70% of the amounts collected were received in the month of June 2003. This business incurred operating expenses of $120,000 during the current quarter resulting in a pretax loss of $57,000. At June 30, 2003 Sentaur's only significant asset or liability was comprised of accounts receivable of $44,000.

     Three of the Company's customers currently accounted for approximately 72% of its 2003 continuing revenues to date, and four of the Company's customers currently account for 90% of its outstanding trade receivables (including two from its discontinued operations which account for 72%) at June 30, 2003.

3. DISCONTINUED OPERATIONS OF FLEET BUSINESS AND PREFERRED STOCK SALE
---------------------------------------------------------------------

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

     Of the gross proceeds paid by PHH, $175,000 was remitted into an escrow account, for a one-year period, in the event indemnification obligations arose. This amount was released during 2003.

     Operating results during the six months ended June 30, 2002, for the discontinued fleet services operations from the period January 1, 2002 through February 7, 2002, its date of sale, were as follows:

                                                    2002
                                                    ----
Revenues                                        $1,087,658
Cost of sales                                     (878,776)
Selling, general and administrative               (165,157)
                                                ----------
Income from discontinued operations, pre-tax    $   43,725

     In accordance with the Transition Services Agreement with PHH, the Company managed FS operations from the date of its sale through June 30, 2002, and received fees associated with those activities.

4. STRATEGIC PARTNERSHIP FOR INSURANCE BUSINESS
-----------------------------------------------

     In December 2002, the Company entered into a Strategic Partnership Agreement (the "Partnership Agreement"), effective January 2, 2003, with ClaimsNet, Inc. ("ClaimsNet"), a wholly-owned subsidiary of the CEI Group, Inc. ("CEI"), a Pennsylvania corporation, in which ClaimsNet assumed the responsibilities of servicing the operations and management of DriverShield CRM, the business that provided insurance carriers with collision repair management for their insureds. The Company is currently processing only those claims that were initiated prior to the effective date, and ClaimsNet has assumed responsibility for new repairs. The Company did not sell this business, but granted an exclusive license of its technology, including its website software, that enables insurance customers to access the vehicle claims management system via the Internet, and a non-transferable license of its network of repair facilities, as well as training of its processing methodologies, in order for ClaimsNet to fulfill its obligations under the Partnership Agreement. ClaimsNet agreed to a profit-sharing arrangement that provides payments to the Company equivalent to 25% of vendor referral fees for repairs initiated and completed, beginning in March 2003, and 50% of administrative fees, as defined, on all existing customers, beginning in February 2003, as well as 15% of all administrative and vendor referral fees for all new customers that use the licensed technology to have their vehicles repaired. For the quarter ended June 30, 2003 the

Company recorded $45,000 in fees, which have increased monthly, and $53,000 year to date. In connection with the Partnership Agreement, the Company also accrued $8,000 in personnel costs for the quarter ended June 30th, 2003, and $20,000 year to date, that the Company agreed to assume during the initial months of this transition. No further amounts will be due as the period covering the transition has ended. The contract also grants ClaimsNet an option to purchase this business, pursuant to a formula, beginning January 1, 2007.

5. DISCONTINUED OPERATIONS OF AUTOMOBILE AFFINITY SERVICES BUSINESS
-------------------------------------------------------------------

     Upon approval of its board of directors, the Company is negotiating a Stock Purchase Agreement ("the ADS Agreement"), effective August 1, 2003, for the sale of all of the outstanding shares of its wholly owned subsidiary, DriverShield ADS Corp. ("ADS") to an employee who is the president of this business. Under the terms of the ADS Agreement the Company is to receive a payment of $15,000 per month, or 15% of the pretax net profits, whichever is greater, for three months following the closing date of the transaction beginning in October 2003, and subsequently receive 15% of the net profits (as defined) of the business of ADS. Such amounts are to be paid monthly no later than forty-five days following each month end. The Company does not currently believe that these subsequent payments, based on 15% of the profits, will be significant in relation to the overall cash flows of the operations of the disposed business based upon its current performance metrics. All of the employees and related costs of the ADS business will be borne by the purchaser, and the Company will have no continuing management of, or responsibility for, the operations. In addition, the individual purchaser will also relinquish any rights to receive compensation and other benefits associated with his employment contract, which shall be terminated as of the effective date of the closing. The buyer may elect to terminate the monthly payments by providing a lump-sum amount equal to 18 months of payments, if paid within the first 60 months after the transaction, or, the equivalent of 12 months of payments if paid after the 60 month period. The net tangible assets of the business as of the date of the closing, primarily accounts receivable and payable, which are estimated to be approximately $45,000, will be retained by the Company.

     The purchaser of the ADS business is one of the five directors of the Company, and a significant shareholder, and will retain his seat on the board of directors. Upon the completion of this transaction, on August 1, 2003, the Company will have exited from all operating activities of its various automotive businesses.

     The operating results of the affinity services business have been presented as discontinued operations in the accompanying financial statements. The Company expects to record a net gain on the transaction when realized.

     Operating results during the periods ended June 30, 2003 and 2002, for the discontinued affinity services operations, were as follows:

                                    Six Months Ended       Three Months Ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     2003        2002        2003        2002
                                  ---------   ---------   ---------   ---------
Revenues                          $ 377,000   $ 658,000   $ 142,000   $ 304,000
Cost of sales, selling, general
 and administrative expenses       (189,000)   (155,000)    (95,000)    (72,000)
                                  ---------   ---------   ---------   ---------
Income from discontinued
 operations, pre-tax              $ 188,000   $ 503,000   $  47,000   $ 232,000

6. EARNINGS (LOSS) PER SHARE
----------------------------

     Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as preferred stock, stock options and warrants, were exercised. For the three and six months ended June 30, 2003 and 2002, respectively, approximately 3,600,000 and 5,200,000 of potentially dilutive common stock equivalents were excluded from the earnings per share calculations, as their inclusion would have been anti-dilutive. These potentially dilutive shares could be dilutive in the future.

7. STOCK-BASED COMPENSATION PLANS
---------------------------------

We issue stock options to our employees and outside directors pursuant to stockholder-approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the three months and six months ended June 30, 2003 and 2002, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. See Note 8 for variable priced stock options. For pro forma disclosures, the estimated fair value of the option is amortized over the vesting period, which range from immediate vesting to three years. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

                                                Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                              -----------------------   -----------------------
                                                 2003         2002         2003         2002
                                              ----------   ----------   ----------   ----------
  Net income (loss), as reported               ($428,404)   ($455,118)   ($921,839)  $2,701,866
  Deduct: Total stock-based employee
           compensation expense
           determined under fair value-
           based method for all awards,
           net of related tax effects           (135,447)    (157,539)    (275,681)    (294,066)
                                              ----------   ----------   ----------   ----------

  Pro forma net income (loss)                  ($563,851)   ($612,657) ($1,197,520)  $2,407,800
                                              ----------   ----------   ----------   ----------

  Earnings (loss) per share:
     Basic, as reported                        ($    .04)   ($    .04)   ($    .08)  $      .25
     Basic, pro forma                          ($    .05)   ($    .06)   ($    .11)  $      .22

     Diluted, as reported                      ($    .04)   ($    .04)   ($    .08)  $      .25
     Diluted, pro forma                        ($    .05)   ($    .06)   ($    .11)  $      .22

8. NON-CASH COMPENSATION FOR VARIABLE PRICED OPTIONS
----------------------------------------------------

     In October 1999 the Company repriced certain options previously granted to employees and third parties. The original grants gave holders the right to purchase common shares at prices ranging from $1.00 to $1.24; these were repriced to prices ranging from $.75 to $.83 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). In addition, in September 2002 the Company granted a five-year extension to the life of certain fully vested options that had expired. Pursuant to FASB Interpetation No. 44, the Company accounts for these as variable from the date of the modification until they are exercised, forfeited or expired, and records the intrinsic value of such grants. There was no charge or credit during the current quarter, or year to date period in 2003, as the price per share of the Company's common stock continued to trade at levels below the exercise prices. For the three and six months ended June 30, 2002, there were credits to income, resulting from a decline in the stock price, of $277,000 and $95,000 respectively.

9. INVESTMENTS
--------------

     Investments at June 30, 2003 consist of available-for-sale securities that had a fair market value of $3,854,000.

10. PROFORMA INFORMATION
------------------------

     Proforma information, assuming that the disposal of FS, and the disposal of ADS, occurred at the beginning of the earliest quarterly period presented, has not been presented since the disposals have been accounted for as discontinued operations, and such amounts have been reclassified from continuing operations.

11. INCOME TAXES
----------------

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

12. FLORIDA OFFICE LEASE AND RELATED PARTY TRANSACTION
------------------------------------------------------

     The 7,300 square foot building in Coral Springs, Florida which the Company leases for its headquarters is owned and operated by B & B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Ken Friedman, are members of the Company's board of directors. In accordance with the terms of the lease the Company paid required rentals to B & B Lakeview Realty of approximately $33,000 in the current quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

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

Three Months ended June 30, 2003 (the "2003 Quarter") Compared to Three Months
------------------------------------------------------------------------------
ended June 30, 2002 (the "2002 Quarter").
-----------------------------------------

     The 2003 Quarter reflected a net loss of $428,000 compared to a net loss of $455,000 in the 2002 Quarter. Loss from continuing operations was $476,000 versus a loss of $67,000 in the 2002 Quarter, after a tax benefit of $315,000. Basic and diluted loss per share from continuing operations was $.04 and $.01 per share in the 2003 and 2002 Quarters respectively. Basic and diluted loss per share from discontinued operations was $.03 in the 2002 Quarter and zero in the 2003 Quarter.

Revenues from Continuing Operations
-----------------------------------

     Revenues were $112,000 in the 2003 Quarter, versus $613,000 in the 2002 Quarter, representing a decrease of $501,000 or 82%. The Company's revenues decreased by $564,000 from its insurance industry business from $613,000 in the 2002 Quarter to $49,000 in the 2003 Quarter as a result of transferring the operating responsibility of its CRM business to ClaimsNet, effective January 2003. The revenues it recorded reflect those remaining claims in process that it is completed, but also included its share of claim and referral fees associated with claims processed by ClaimsNet. After the Company has exhausted its in-process repairs, it will only record the fees it receives under its agreement with ClaimsNet. Offsetting this reduction in its insurance business was $63,000 in revenues from Sentaur, the Company's new hospital fee recovery business. There was no comparable amount in the 2002 Quarter.

Operating Income and Expenses from Continuing Operations
--------------------------------------------------------

     Pretax loss from continuing operations was $476,000 in the 2003 Quarter compared to a pretax loss of $382,000 in the 2002 Quarter, an increase in losses of $94,000. The comparative amounts are described below.

     Collision repair and fees from its insurance repair business, net of collision repair costs, decreased $56,000 to $46,000 in the 2003 Quarter versus $102,000 in the 2002 Quarter resulting from the transfer of the business to ClaimsNet, described above. As part of this business, the Company recorded $45,000 in fee income from ClaimsNet.

     Selling expenses decreased by $102,000 (48%), to $110,000 in the 2003 Quarter, from $212,000 in the 2002 Quarter. This was the primarily the result of increased costs for marketing, personnel and related travel activities of Sentaur of approximately $95,000, the Company's medical billing recovery business, offset by the elimination of costs of its CRM insurance industry business, which is now operated by ClaimsNet.

     General and administrative expenses decreased by $143,000 (25%), from $576,000 in the 2002 Quarter to $433,000 in the 2003 Quarter resulting primarily from lower personnel costs and, to a lesser extent, other various expenses no longer incurred due to the reduced scale of operations. The non-cash charges associated with recording the impact of variable stock option grants resulted in a credit of $277,000 in the 2002 Quarter; there was no comparable charge or credit in the 2003 Quarter.

     Investment and other income, net, decreased $79,000 from $123,000 in the 2002 Quarter to $44,000 in the 2003 Quarter primarily resulting from decreased interest income caused by declining rates and lower investment balances.

Discontinued Operations
-----------------------

     Income from discontinued operations in the 2002 Quarter showed a loss of $388,000 primarily due to an increase in the tax calculation of $429,000 resulting from a change in estimate of the effective 2002 tax rate on the sale of the fleet business, which was sold in February 2002. These additional tax amounts were offset in part from income of the discontinued affinity services business of $41,000. In the 2003 Quarter the affinity services business was the only discontinued operation and reflected income of $47,000.

The discontinued operations of the affinity services business, that is expected to be sold effective August 1, 2003, reflected pretax income of $232,000, and $41,000 net of tax of $191,000 in the 2002 quarter. The high tax rate resulted from a change in estimate of the 2002 effective tax rate. In the 2003 Quarter the affinity service business had pretax and after-tax earnings of $47,000; there was no tax due to net operating loss carry forwards that had been fully reserved. Lower revenues and pretax earnings in 2003 resulted from memberships that did not renew from the prior year.

Six Months ended June 30, 2003 (the "2003 Period") Compared to Six Months ended
-------------------------------------------------------------------------------
June 30, 2002 (the "2002 Period").
----------------------------------

The 2003 Period reflected a net loss of $922,000 compared to net income of $2,702,000 in the 2002 Period. Loss from continuing operations was ($1,110,000) versus a loss of ($816,000) in the 2002 Period, after a tax benefit of $701,000. Basic and diluted loss per share from continuing operations was ($.10) and ($.07) per share in the 2003 and 2002 Period. Basic and diluted earnings per share from discontinued operations, was $.32 in the 2002 Period, versus $.02 in the 2003 Period. The 2002 earnings from discontinued operations reflect the impact of the gain on sale of the fleet business. The discontinued operations in the 2003 Period reflect the operating results of the affinity services business that is being sold effective August 1, 2003.

Revenues from Continuing Operations
-----------------------------------

     Revenues were $253,000 in the 2003 Period, versus $1,092,000 in the 2002 Period, representing a decrease of $839,000 or 77%. This was predominantly due to the transfer of the operating responsibility of its CRM business to ClaimsNet, effective January 2003. The revenues it recorded in the 2003 Period are those in-process claims that it is completed in 2003, along with its share of fees from claim and referral from ClaimsNet. Upon completion of its outstanding in-process claims, it will only record its share of these fees in the future.

Operating Income and Expenses from Continuing Operations
--------------------------------------------------------

     Pretax loss from continuing operations was $1,110,000 in the 2003 Period compared to a pretax loss of $1,517,000 in the 2002 Period, a decrease in losses of $407,000. The comparative amounts are described below.

     Collision repair and claim fee revenues, net of collision repair costs, decreased $70,000 to $89,000 in the 2003 Period versus $159,000 in the 2002 Period resulting from the transfer of this business to ClaimsNet, as described above. During the 2003 Period the Company received a one-time contract termination fee of $21,000 and $53,000 in fees from ClaimsNet.

     Selling expenses decreased by $142,000 (36%), to $249,000 in the 2003 Period, from $391,000 in the 2002 Period. This was primarily the result of increased costs for marketing, personnel and related travel activities of Sentaur of approximately $205,000, the Company's medical billing recovery business, offset by the elimination of costs of its CRM insurance industry business ($332,000), which is now operated by ClaimsNet.

     General and administrative expenses decreased by $471,000 (34%), from $1,401,000 in the 2002 Period to $930,000 in the 2003 Period resulting partially from the $250,000 bonus provided to the CEO upon the sale of the fleet business in 2002 for which there was no comparable payment in 2003 Period, and the remainder of decreases for various expenses and personnel costs no longer incurred due to the reduced scale of operations without the CRM business. The non-cash charges associated with recording the impact of variable stock option grants resulted in a credit of $95,000 in the 2002 Period; there was no comparable charge or credit in the 2003 Period.

     Investment and other income, net, decreased $117,000 from $204,000 in the 2002 Period to $87,000 in the 2003 Period primarily resulting from decreased interest income caused by declining rates, lower investment balances and a loss on a sale of $15,000.

Discontinued Operations
-----------------------

     Income, net of income taxes, from discontinued operations in the 2002 Period was $3,518,000. This was comprised of $23,000 in income from business activities of the fleet operations, $3,224,000 on the gain on the sale of this business that was sold in February 2002, and, income from the activities of the affinity services business of $271,000.

     In the 2003 Period discontinued operations reflects income of $188,000 from the affinity services business which is being sold effective August 1, 2003. The decrease in profitability in the affinity services business resulted from sales decreases of $281,000 or 43%, to $377,000 in the 2003 Period, as compared to $658,000 for the 2002 Period, reflecting a large percentage of members that did not renew their memberships.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2003 the Company had cash and cash equivalents of $1,135,000. The Company also holds shares in a number of highly liquid, mutual funds valued at $3,854,000. Working capital of the Company as of June 30, 2003, was $4,733,000 and its working capital ratio was 9:1.

     In connection with the Company's rental of office space in Florida, in July 2002, the Company established a $300,000 certificate of deposit with a Florida bank for the five and a half year term of the lease, as a guarantee of its future rental commitments. Such amounts were excluded from liquidity and working capital, described above, and presented as restricted certificate of deposit. The certificate of deposit declines as the remaining rental commitment declines, as follows; the balance of the certificate will be $200,000 after the 36th month, $100,000 after the 48th month, and zero after 60 months.

     The Company's Board of Directors approved a stock repurchase program whereby the Company may purchase up to 500,000 shares of its common shares traded on the Nasdaq SmallCap Market. Since the repurchase program was approved, during the third quarter of 2002, the Company acquired 93,000 shares at a cost of $93,000.

     The Company has no major expenditures that it currently anticipates for capital equipment needs, however it is expending funds, and incurring losses, to support its operations including the marketing and growth of its Sentaur subsidiary in the development of medical billing recovery business. The funding levels that occurred for Sentaur during the first and second quarter are expected to continue at that level, or modestly higher, for the near term, but in June 2003 Sentaur's revenues offset all of its expenditures. As Sentaur begins to add to its customer base it may require additional funds for personnel expenses but this would occur in anticipation of future revenue growth. In addition, the Company has been pursuing acquisition candidates and will continue to incur varying levels of expenses in connection with each evaluation. These may range from minor amounts for such expenses as an initial business trip or, more extensively, multiple trips for due diligence, legal review and title searches. Should the Company complete an acquisition, it may use a significant amount of its funds to either pay a portion of the purchase price and/or expand the business it acquires.

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


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by the report. Based upon that evaluation required by paragraph Rule 13a-15 or Rule 15d-15, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.

     There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     31.1   Certification of Chief Executive Officer

     31.2   Certification of Chief Financial Officer

     32.1   Certification of Chief Executive Officer

     32.2   Certification of Chief Financial Officer

(b)  REPORTS ON FORM 8-K

     A Current Report on Form 8-K dated May 16, 2003 containing a press release that was issued announcing the financial results of the registrant for the period ended March 31, 2003.


                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Accessity Corp.


Date: August 14, 2003                 By: Barry Siegel
                                          -----------------------
                                          Chairman of the Board, Secretary and
                                          Chief Executive Officer


Date: August 14, 2003                 By: Philip B. Kart
                                          -----------------------
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------



     31.1   Certification of Chief Executive Officer

     31.2   Certification of Chief Financial Officer

     32.1   Certification of Chief Executive Officer

     32.2   Certification of Chief Financial Officer