Form 10QSB
period 2003-09-30
ACCESSITY CORP
filed 2003-11-14
CIK 778164

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 2003
                                         ------------------


   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from to

                         Commission file number 0-21467


                                 ACCESSITY CORP.
                                 ---------------
 (f/k/a DriverShield Corp; f/k/a driversshield.com Corp and f/k/a First Priority
 -------------------------------------------------------------------------------
            Group Inc (Name of small business issuer in its charter)
            --------------------------------------------------------



            New York                                          11-2750412
-------------------------------                             -------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


     12514 West Atlantic Boulevard
     Coral Springs, Florida 33071                           (954-752-6161)
     ----------------------------                           --------------
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

Yes [X]  No [ ]


     As of November 11, 2003, the issuer had outstanding a total of 11,187,073 shares of common stock.


        Transitional Small Business Format (check one) Yes [ ] No [X]

================================================================================

                                 ACCESSITY CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                    CONTENTS


                                                                            PAGE
                                                                            ----

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet
                      As of September 30, 2003 (Unaudited)                    3

          Condensed Consolidated Statements of Operations and
                      Comprehensive Loss
                      (Unaudited) for the Three Months ended
                      September 30, 2003 and 2002                             4

          Condensed Consolidated Statements of Operations and
                      Comprehensive Income (Loss)
                      (Unaudited) for the Nine Months ended
                      September 30, 2003 and 2002                             5

          Condensed Consolidated Statements of Cash Flows
                      (Unaudited) for the Nine Months ended
                      September 30, 2003 and 2002                             6

          Notes to Condensed Consolidated Financial Statements                7


Item 2.   Management's Discussion and Analysis                               14

Item 3.   Controls and Procedures                                            18



Part II.  OTHER INFORMATION                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                   19

          Certifications                                                     21

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 ACCESSITY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS
Current assets:
      Cash and cash equivalents                                    $    459,907
      Accounts receivable, trade                                        173,323
      Investments                                                     4,269,950
      Prepaid expenses and other current assets                          95,523
                                                                   ------------

            Total current assets                                      4,998,703

Property and equipment, net of accumulated depreciation                 500,286
Restricted certificate of deposit                                       300,000
Security deposits and other assets                                       53,511
                                                                   ------------

            Total assets                                           $  5,852,500
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                             $     91,267
      Accrued expenses and other current liabilities                    337,749
      Capital lease obligation                                           28,762
                                                                   ------------

            Total current liabilities                                   457,778
                                                                   ------------

Shareholders' equity:
      Common stock, $.015 par value, authorized 30,000,000
        shares; issued 11,978,991                                       179,685
      Preferred stock, $.01 par value, authorized 1,000,000
        shares; 1,000 issued and outstanding; liquidation
        preference of $1.25 million                                          10
      Additional paid-in capital                                     10,920,909
      Accumulated other comprehensive loss, unrealized holding
                   loss on investment securities                        (35,561)
      Deficit                                                        (3,965,839)
                                                                   ------------
                                                                      7,099,204

      Less common stock held in treasury, at cost,
        877,918 shares                                                1,704,482
                                                                   ------------

      Total shareholders' equity                                      5,394,722
                                                                   ------------

            Total liabilities and shareholders' equity             $  5,852,500
                                                                   ============


            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                       Three Months Ended,
                                                                                  September 30    September 30
                                                                                      2003            2002
                                                                                  ------------    ------------
Revenue:
              Collision repairs and fees                                          $     29,358    $    927,830
              Hospital fees                                                            164,993            --
                                                                                  ------------    ------------

                           Total revenues                                              194,351         927,830
                                                                                  ------------    ------------

Operating expenses:
              Collision repair expenses                                                  1,057         806,225
              Sales and marketing                                                      105,185         332,570
              General and administrative                                               391,309         985,819
              Non-cash compensation (Note 8)                                              --           (33,767)
              Depreciation and amortization                                             67,733          99,409
                                                                                  ------------    ------------

                           Total operating expenses                                    565,284       2,190,256
                                                                                  ------------    ------------

                                                                                      (370,933)     (1,262,426)

Investment and other income, net of interest expense                                    54,567          57,510
                                                                                  ------------    ------------

Loss from continuing operations before provision for income taxes                     (316,366)     (1,204,916)
Provision for income (tax) benefit (Note 11)                                              --           747,672
                                                                                  ------------    ------------
Loss from continuing operations                                                       (316,366)       (457,244)
                                                                                  ------------    ------------

Discontinued operations (Note 3 and Note 5):
         Disposal of fleet services subsidiary (additional tax expense due to
              change in estimate of effective tax rate in 2002)                           --          (486,589)
         Loss from fleet services subsidiary (additional tax expense
              due to change in estimate of effective tax rate in 2002)                    --            (3,498)
         Income from affinity services subsidiary (net of $114,089 tax in 2002)         26,407          69,772
         Gain on disposal of affinity services subsidiary (no tax effect)               10,000
                                                                                  ------------    ------------
Income (loss) from discontinued operations                                              36,407        (420,315)
                                                                                  ------------    ------------
Net Income (loss)                                                                 $   (279,959)   $   (877,559)

Other comprehensive gain (loss) - unrealized gain (loss) on
              marketable securities, net of reclassification adjustments               (28,808)          9,332
                                                                                  ------------    ------------
Comprehensive loss                                                                $   (308,767)   $   (868,227)
                                                                                  ============    ============

Basic and diluted earnings (loss) per common share:
              Continuing operations                                               $      (0.03)   $      (0.04)
              Discontinued operations                                                     0.00           (0.04)
                                                                                  ------------    ------------
                           Total                                                  $      (0.03)   $      (0.08)
                                                                                  ============    ============


Weighted average number of common shares outstanding                                10,932,595      10,890,458
Effect of dilutive securities, stock options and warrants                                 --              --
                                                                                  ------------    ------------
Weighted average diluted common shares outstanding                                  10,932,595      10,890,458
                                                                                  ============    ============


            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                             Nine Months Ended,
                                                                                       September 30    September 30
                                                                                           2003            2002
                                                                                       ------------    ------------
Revenue:
               Collision repairs and fees                                              $    219,624    $  2,019,763
               Hospital fees                                                                227,725            --
                                                                                       ------------    ------------

                            Total revenues                                                  447,349       2,019,763
                                                                                       ------------    ------------

Operating expenses:
               Collision repair expenses                                                    102,052       1,739,225
               Sales and marketing                                                          354,157         722,834
               General and administrative                                                 1,321,660       2,387,102
               Non-cash compensation (Note 8)                                                  --          (129,200)
               Depreciation and amortization                                                237,116         283,217
                                                                                       ------------    ------------

                            Total operating expenses                                      2,014,985       5,003,178
                                                                                       ------------    ------------

                                                                                         (1,567,636)     (2,983,415)

Investment and other income, net of interest expense                                        141,125         261,144
                                                                                       ------------    ------------


Loss from continuing operations before provision for income taxes                        (1,426,511)     (2,722,271)
Provision for income (tax) benefit (Note 11)                                                   --         1,474,032
                                                                                       ------------    ------------
Loss from continuing operations                                                          (1,426,511)     (1,248,239)
                                                                                       ------------    ------------

Discontinued operations (Note 3 and Note 5):
               Gain on disposal of fleet services subsidiary (net of taxes
               of $3,345,302 in 2002)                                                          --         2,737,066
               Income from fleet services subsidiary (net of taxes
               of $24,048 in 2002)                                                             --            19,677
               Income from affinity services subsidiary (net of taxes
               of $370,726 in 2002, zero in 2003)                                           214,711         315,803
               Gain on disposal of affinity services subsidiary (no tax effect)              10,000
                                                                                       ------------    ------------
Income from discontinued operations                                                         224,711       3,072,546
                                                                                       ------------    ------------
Net income (loss)                                                                      $ (1,201,800)   $  1,824,307
Other comprehensive gain (loss) - unrealized gain (loss) on
               marketable securities, net of reclassification adjustments                   (49,765)          5,363
                                                                                       ------------    ------------
Comprehensive income (loss)                                                            $ (1,251,565)   $  1,829,670
                                                                                       ============    ============

Basic and diluted earnings (loss) per common share:
               Continuing operations                                                   $      (0.13)   $      (0.11)
               Discontinued operations                                                         0.02            0.28
                                                                                       ------------    ------------
                            Total                                                      $      (0.11)   $       0.17
                                                                                       ============    ============


Weighted average number of common shares outstanding                                     10,890,597      10,910,839
Effect of dilutive securities, stock options and warrants                                      --              --
                                                                                       ------------    ------------
Weighted average diluted common shares outstanding                                       10,890,597      10,910,839
                                                                                       ============    ============

            See notes to condensed consolidated financial statements

                                 ACCESSITY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                      September 30     September 30
                                                                                          2003             2002
                                                                                      -----------      -----------
Cash flows provided by (used in) operating activities:
      Net income (loss)                                                               $(1,201,800)     $ 1,824,307
                                                                                      ===========      ===========
      Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
                Depreciation and amortization (including bond premium
                    amortization)                                                         256,746          361,927
                Non-cash compensation                                                        --           (129,200)
                Gain on sale of fleet services subsidiary                                    --         (6,082,368)
                Loss on sale of investments                                                14,919             --
                Options granted for services                                                8,955           26,865
                Changes in assets and liabilities:
                         Accounts receivable                                              (23,638)        (151,775)
                         Prepaid expenses and other assets                                243,664          (98,550)
                         Deferred tax asset                                                  --          1,900,000
                         Investment in net assets of discontinued operations                 --            (60,022)
                         Accounts payable                                                (207,948)         186,990
                         Accrued expenses and other current liabilities                  (521,566)         753,660
                                                                                      -----------      -----------
                              Total adjustments                                          (228,868)      (3,292,473)
                                                                                      -----------      -----------
                              Net cash provided by (used in) operating activities      (1,430,668)      (1,468,166)
                                                                                      ===========      ===========

Cash flows provided by (used in) investing activities:
           Purchase of property and equipment                                             (28,693)        (340,393)
           Proceeds from sale of fleet service subsidiary, net                               --          6,174,389
           Proceeds from bond redemption                                                     --          4,929,000
           Proceeds from sale of investments                                            6,349,183             --
           Purchase of Certificate of Deposit                                                             (300,000)
           Purchase of investments                                                     (5,393,699)      (7,558,638)
                                                                                      -----------      -----------

                    Net cash provided by (used in) investing activities                   926,791        2,904,358
                                                                                      ===========      ===========

Cash flows provided by (used in) financing activities:
           Payments under capital lease                                                   (23,621)          (2,427)
           Proceeds from sales of common stock                                             78,750             --
           Proceeds from issuance of preferred stock                                         --          1,000,000
           Purchase of treasury stock                                                        --            (92,696)
                                                                                      ===========      ===========

                    Net cash provided by (used in) financing activities                    55,129          904,877
                                                                                      ===========      ===========

                    Net increase (decrease) in cash and cash equivalents                 (448,748)       2,341,069

                    Cash and cash equivalents at beginning of period                      908,655          265,408
                                                                                      ===========      ===========

                    Cash and cash equivalents at end of period                        $   459,907      $ 2,606,477
                                                                                      ===========      ===========

                    Supplemental disclosure of cash flow information:
                         Cash paid during the period for income taxes                 $      --        $    16,353
                                                                                      ===========      ===========

                         Cash paid during the period for interest                     $     3,733      $      --
                                                                                      ===========      ===========

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)


1. BASIS OF PRESENTATION
------------------------

     The information contained in the condensed consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

     The financial statements and notes are presented in accordance with the requirements of Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statements as reported in its most recent annual report on Form 10-KSB.

     On February 7, 2002 the Company sold its fleet services business (see Note
3), and, as of August 1, 2003, sold its affinity service automobile business (see Note 5). The accompanying financial statements reflect the results of these businesses as Discontinued Operations. Accordingly, certain prior period amounts have been reclassified.

     This report may contain forward-looking statements that involve certain risks and uncertainties. Factors may arise, including those identified in the Company's Form 10-KSB for the year ended December 31, 2002, which could cause the Company's operating results to differ materially from those contained in any forward-looking statement.


2. BUSINESS OF THE COMPANY
--------------------------

     The Company, a New York corporation, had been engaged in automotive repair and collision management from its inception in 1983, but has exited that market and entered into a medical billing recovery business. It is also continuing to seek acquisitions that will complement its new business strategy. It divested its original automotive business in February 2002 (Note 3), which provided collision repair and fleet management services primarily for numerous Fortune 500 companies.

     The Company also offered collision repair management services during 2002 for the insurance industry through a website on the Internet. Revenues for such services commenced in December 2001. However, under a strategic partnership agreement, effective January 2, 2003 (see Note 4), the Company transferred the operating responsibilities and management of this business to a third party and, currently, is no longer engaged in collision repair management. It remains liable for warranties of auto repairs it provided, however warranty costs have historically not been significant.

     In addition, the Company also sold its remaining automotive business, effective August 1, 2003, that provided automobile affinity services for individuals. A definitive agreement was completed for the sale of all of the outstanding shares of its wholly owned subsidiary to the president of the business (see Note 5). The Company believes that it operated its automotive-related businesses in one operating segment.

     During the periods presented, the Company provided collision and general repair programs and appraisal services, for the insurance industry and insurance carriers. The Company facilitated the repair process for insurance carriers by installing its internet-based software at customer sites, which permitted them to enter new claims and to monitor the Company's activities. Once a claim was initiated on the website, the Company commenced its efforts. This included the audit of repair estimates, negotiation of the repair price with one of its suppliers selected from its network of approximately 2,000 providers, management of time for completion of repair, selection or approval of part specifications, and obtaining third party appraisals if required. The Company assumed the risks and responsibilities of the vehicle repair process, from commencement to completion, for its insurance clients. It warranted all repairs completed through its network of repair facilities, for periods up to as long as the driver owned the vehicles and issued warranty certificates for claims processed through its supplier network. The Company recorded revenues gross in these circumstances, having acted as the principal in the transaction. As described in
Note 4, this business is now managed by ClaimsNet, Inc. ("ClaimsNet").

     During the third quarter of 2002, the Company began a new business, Sentaur Corp. ("Sentaur") engaged in medical billing recovery, a new business segment. The business provides benefits to the hospital segment of the healthcare industry by recouping inappropriate discounts taken from hospital billings by institutional or insurance payors. To date, the Company has signed seven recovery management contracts representing nine hospitals. During the second and third quarters Sentaur collected $188,000 and $495,000, respectively, on behalf of its hospital customers. Collections have consistently increased and the division is profitable based on its direct expenses, and is providing contribution to corporate overheads which the Company does not allocate to its operating units (see Note 13). The Company records revenues net for this business, having acted as an agent of the hospitals.

     Four of the Company's customers currently accounted for approximately 89% of its 2003 continuing revenues to date, and three of the Company's customers currently account for 93% of its outstanding trade receivables (including one from its discontinued operations which accounts for 10%) at September 30, 2003.

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

     During the quarter ended March 31, 2002, the Company recorded a pretax gain on the sale of FS of $6.1 million. The sale of FS impacted the Company's consolidated balance sheet by reducing accounts receivable and accounts payable and other accrued liabilities. Certain cash balances were also transferred to PHH representing primarily customer deposits, prepayments, or funds received by the Company pending repayments to its customers. Of the gross proceeds paid by PHH, $175,000 was remitted into an escrow account that was released during 2003.

     Operating results during the nine months ended September 30, 2002, for the discontinued fleet services operations from the period January 1, 2002 through February 7, 2002, its date of sale, were as follows:

                                                                   2002
                                                                   ----

Revenues                                                       $1,088,000
Cost of sales                                                    (879,000)
Selling, general and administrative                              (165,000)
                                                               ----------
Income from discontinued operations, pre-tax                   $   44,000

     In accordance with the Transition Services Agreement with PHH, the Company managed FS operations from the date of its sale through June 30, 2002, and received fees associated with those activities.


4. STRATEGIC PARTNERSHIP FOR INSURANCE BUSINESS
-----------------------------------------------

     In December 2002, the Company entered into a Strategic Partnership Agreement (the "Partnership Agreement"), effective January 2, 2003, with ClaimsNet, a wholly-owned subsidiary of the CEI Group, Inc. ("CEI"), a Pennsylvania corporation, in which ClaimsNet assumed the responsibilities of servicing the operations and management of DriverShield CRM, the business that provided insurance carriers with collision repair management for their insureds. During 2003 the Company processed only those claims that were initiated prior to the effective date, and ClaimsNet has assumed responsibility for new repairs. The Company did not sell this business, but granted an exclusive license of its technology, including its website software, that enables insurance customers to access the vehicle claims management system via the Internet, and a non-transferable license of its network of repair facilities, as well as training of its processing methodologies, in order for ClaimsNet to fulfill its obligations under the Partnership Agreement. As consideration, ClaimsNet remits a share of the profits to the Company equivalent to 25% of vendor referral fees for repairs initiated and completed, beginning in March 2003, and 50% of administrative fees, as defined, on all existing customers, beginning in February 2003, as well as15% of all administrative and vendor referral fees for all new customers that use the licensed technology to have their vehicles repaired. For the quarter ended September 30, 2003 the Company recorded $29,000 in fees, and $82,000 year to date. In connection with the Partnership Agreement, the Company also agreed to pay $20,000 for certain of its staff personnel costs during the first two calendar quarters, to assist with this transition. No further amounts will be paid as the transition period has ended. The contract also grants ClaimsNet an option to purchase this business, pursuant to a formula, beginning January 1, 2007.

5. DISCONTINUED OPERATIONS OF AUTOMOBILE AFFINITY SERVICES BUSINESS AND SALE TO
-------------------------------------------------------------------------------
RELATED PARTY
-------------

     Upon approval of its board of directors, the Company negotiated a Stock Purchase Agreement ("the ADS Agreement"), effective August 1, 2003, for the sale of all of the outstanding shares of its wholly owned subsidiary, DriverShield ADS Corp. ("ADS") to an employee who is the president of this business. Under the terms of the ADS Agreement the Company received a one-time fee of $10,000 on September 30, 2003, plus it will receive reimbursement for its legal fees of approximately $10,000 incurred for this sale. As a component of the transaction, the individual purchaser also agreed to forego all future rights to receive compensation and other benefits associated with his employment contract, which was to expire in December 2004, but terminated on July 31, 2003. The purchase price of the ADS business was renegotiated from amounts previously reported due to changes in the financial performance of the business. All of the employees and related costs of the ADS business were borne by the purchaser as of the effective date, and the Company has no continuing management of, or responsibility for, the operations. The net liabilities of the business at the closing date, of approximately $31,000, consisting of primarily accounts receivable and payable, were retained by the Company.

     The purchaser of the ADS business is one of the four directors of the Company, and a significant shareholder, and will retain his seat on the board of directors. With the completion of this transaction, the Company has exited from all operating activities of its various automotive businesses.

     The operating results of the affinity services business have been presented as discontinued operations in the accompanying financial statements. The Company recorded a net gain of $10,000 on the transaction in the quarter ended September 30, 2003.

     Operating results during the periods ended September 30, 2003 and 2002, for the discontinued affinity services operations, and through the date of its sale on August 1, 2003, were as follows:

                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                                ---------------------       ---------------------
                                                  2003         2002           2003         2002
                                                --------     --------       --------     --------
Revenues                                        $ 41,000     $256,000       $419,000     $914,000
Cost of sales, selling, general and
 administrative expenses                         (15,000)     (72,000)      (204,000)    (227,000)
                                                --------     --------       --------     ---------
Income from discontinued operations, pre-tax    $ 26,000     $184,000       $215,000     $687,000

6. EARNINGS (LOSS) PER SHARE
----------------------------

     Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as preferred stock, stock options and warrants, were exercised. For the three and nine months ended September 30, 2003 and 2002, respectively, approximately 3,501,000 and 5,200,000 of potentially dilutive common stock equivalents were excluded from the earnings per share calculations, as their inclusion would have been anti-dilutive. Subsequent to the balance sheet date 540,000 stock options expired, and 118,000 were exercised, resulting in a balance of 2,843,000 common stock equivalents that could be dilutive in the future.


7. Stock-Based Compensation Plans
---------------------------------

The Company issues stock options to its employees and outside directors pursuant to stockholder-approved stock option programs, and accounts for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the three months and nine months ended September 30, 2003 and 2002, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. See Note 8 for variable priced stock options. For pro forma disclosures, the estimated fair value of the option is amortized over the vesting period, which range from immediate vesting to three years. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                 ------------------------         ------------------------
                                                   2003            2002             2003            2002
                                                 --------        --------         --------        --------
     Net income (loss), as reported             ($279,959)      ($877,559)     ($ 1,201,800)     $1,824,307
     Deduct:  Total stock-based employee
              compensation expense
              determined under fair value-
              based method for all awards,
              net of related tax effects         (133,054)       (168,651)         (408,735)       (462,717)
                                                 --------      ----------        ----------      ----------


     Pro forma net income (loss)                ($413,013)    ($1,046,210)      ($1,610,535)     $1,361,590
                                                 --------      ----------        ----------      ----------

     Earnings (loss) per share:
        Basic, as reported                        ($ .03)        ($ .08)           ($ .11)         $  .17
        Basic, pro forma                          ($ .04)        ($ .10)           ($ .15)         $  .13

        Diluted, as reported                      ($ .03)        ($ .08)           ($ .11)         $  .17
        Diluted, pro forma                        ($ .04)        ($ .10)           ($ .15)         $  .13

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

There was no charge or credit during the current quarter, or year to date period in 2003, as the price per share of the Company's common stock continued to trade at levels below the exercise prices. For the three and nine months ended September 30, 2002, there were credits to income, resulting from a decline in the stock price, of $34,000 and $129,000 respectively.


9. INVESTMENTS
--------------

     Investments at September 30, 2003 consist of available-for-sale securities that had a fair market value of $4,270,000.


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


12. FLORIDA OFFICE LEASE AND RELATED PARTY TRANSACTION
------------------------------------------------------

     The 7,300 square foot building in Coral Springs, Florida which the Company leases for its headquarters is owned and operated by B & B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Ken Friedman, are members of the Company's board of directors. In accordance with the terms of the lease the Company paid required rentals to B & B Lakeview Realty of approximately $33,000 in the current quarter, and approximately $99,000 year to date. Pursuant to the lease agreement, the Company is also required to pay various building maintenance, insurance and other specified charges, as incurred, to other unrelated vendors. It was also required to establish a $300,000 certificate of deposit as described in the Liquidity and Capital Resources section of Managements Discussion and Analysis or Plan of Operation.


13. SEGMENT INFORMATION
-----------------------

            The Company currently reports two segments, medical and automotive. As described in Note 4, however, the Company participates in the automotive segment only through a profit-sharing arrangement; it no longer operates, or has liability for, the current

(Note 13. SEGMENT INFORMATION, Continued)

activities of the automotive segment, which functions under the managerial autonomy of ClaimsNet, pursuant to its contractual arrangement with the Company. The Company manages these segments separately since each serves different markets and users, as described in Note 2.

            All of the Company's sales are made within the domestic United States. Segment information follows.


                               Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                            -----------------------    -----------------------
                               2003         2002          2003         2002
                            -----------------------    -----------------------
Revenue:
      Medical               $  165,000   $     ---     $  228,000   $     ---
      Automotive                29,000      928,000       219,000    2,020,000
                            ----------   ----------    ----------   ----------
      Consolidated total    $  194,000   $  928,000    $  447,000   $2,020,000

Segment profit (loss):
     Medical (1)            $   25,000   $     ---     $ (156,000)  $     ---
     Automotive (1)              3,000     (283,000)      (24,000)    (646,000)
     Other/corporate (1)      (344,000)    (922,000)   (1,246,000)  (2,076,000)
                            ----------   ----------    ----------   ----------
     Consolidated total     $ (316,000) $(1,205,000)  $(1,426,000) $(2,722,000)

Identifiable assets:
     Medical                                           $  155,000   $     ---
     Automotive                                           148,000      771,000
     Other, corporate                                   5,549,000    7,924,000
                                                       ----------   ----------
     Consolidated total                                $5,852,000   $8,695,000


(1) The Company does not allocate taxes, other income, interest income or expense, or its corporate general and administrative expenses (including such items as rent, utilities, legal, accounting and auditing and others) to its individual segments. The segment profit reflects those costs (including selling, general and administrative) that are specifically identifiable with the operating activities of the segment. The remaining amounts are included in the category "Other/ Corporate," and reconcile to the Company's consolidated pretax loss from continuing operations, in accordance with FAS 131.

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

Three Months ended September 30, 2003 (the "2003 Quarter") Compared to Three
----------------------------------------------------------------------------
Months ended September 30, 2002 (the "2002 Quarter").
-----------------------------------------------------

     The 2003 Quarter reflected a net loss of $280,000 compared to a net loss of $878,000 in the 2002 Quarter. Loss from continuing operations was $316,000 versus a loss of $457,000 in the 2002 Quarter, after a tax benefit of $748,000. Excluding the non-cash impact of the tax benefits, the pretax loss from continuing operations was $316,000 in the 2003 Quarter versus a pretax loss of $1,205,000 in the 2002 Quarter, a 74% decrease in losses. Basic and diluted loss per share from continuing operations was $.03 and $.04 per share in the 2003 and 2002 Quarters respectively. Basic and diluted loss per share from discontinued operations was $.04 in the 2002 Quarter and zero in the 2003 Quarter.

Revenues from Continuing Operations
-----------------------------------

     Revenues were $194,000 in the 2003 Quarter, versus $928,000 in the 2002 Quarter, representing a decrease of $734,000 or 79%. The Company's revenues decreased by $899,000 in its automotive segment, from $928,000 in the 2002 Quarter to $29,000 in the 2003 Quarter as a result of transferring the operating responsibility of its CRM business to ClaimsNet, effective January 2003. However, as described below, the significant reduction in infrastructure costs eliminated the direct expenses and losses from this business segment (excluding corporate overhead which the Company does not allocate to its operating units). The revenues the Company recorded in the 2003 Quarter reflect referral fees associated with claims processed by ClaimsNet. Offsetting this reduction in revenues from its automotive segment was an increase in revenues of $165,000 from Sentaur, the Company's new financial recovery business for hospitals. There was no comparable amount in the 2002 Quarter.

Operating Income and Expenses from Continuing Operations
--------------------------------------------------------

     Pretax losses from continuing operations decreased 74%, to $316,000 in the 2003 Quarter compared to a pretax loss of $1,205,000 in the 2002 Quarter, a decrease in losses of $889,000. The comparative amounts are described below.

     Collision repair and fees earned relating to its automotive repair business, net of collision repair costs, decreased $94,000 to $28,000 in the 2003 Quarter versus $122,000 in the 2002 Quarter resulting from the transfer of the business to ClaimsNet, described above.

     Selling expenses decreased by $228,000 (68%), to $105,000 in the 2003 Quarter, from $333,000 in the 2002 Quarter. This was primarily the result of increased costs for marketing, personnel and related travel activities of Sentaur of approximately $37,000, the Company's new medical billing recovery business, offset by the elimination of costs of its CRM automotive industry segment, which is now operated by ClaimsNet.

     General and administrative expenses decreased by $595,000 (60%), from $986,000 in the 2002 Quarter to $391,000 in the 2003 Quarter resulting primarily from lower personnel costs and other various expenses no longer incurred due to the reduced scale of operations related to the elimination of its automotive segment. The non-cash charges associated with recording the impact of variable stock option grants resulted in a credit of $34,000 in the 2002 Quarter; there was no comparable charge or credit in the 2003 Quarter.

     Depreciation declined $31,000, from $99,000 in the 2002 Quarter to $68,000 in the 2003 Quarter, resulting from assets which became fully depreciated during 2003.

     Investment and other income, net, decreased $3,000 from $58,000 in the 2002 Quarter to $55,000 in the 2003 Quarter primarily resulting from decreased interest income caused by declining rates and lower investment balances.


Discontinued Operations
-----------------------

     Discontinued operations in the 2002 Quarter, relating to the sale of the fleet services subsidiary which was sold at a significant gain, reflected a charge of $490,000 due to an increase in the tax calculation resulting from a change in estimate of the effective 2002 tax rate (this was a non-cash adjusting entry). These additional tax amounts were offset in part from income from discontinued operations of the affinity services business of $70,000, the net amount of which was also impacted by the revised tax calculations. In the 2003 Quarter the affinity services business was the only discontinued operation, reflecting income from operations of $26,000, and a $10,000 gain from its disposal.

Nine Months ended September 30, 2003 (the "2003 Period") Compared to Nine Months
--------------------------------------------------------------------------------
ended September 30, 2002 (the "2002 Period").
---------------------------------------------

The 2003 Period reflected a net loss of $1,202,000 compared to net income of $1,824,000 in the 2002 Period. The 2002 earnings include the impact of the gain on sale of the fleet business in discontinued operations. Loss from continuing operations was $1,427,000 in the 2003 Period versus a loss of $1,248,000 in the 2002 Period, after a non-cash tax benefit of $1,474,000 in 2002. Excluding this non-cash adjustment, the loss from pretax continuing operations decreased from $2,722,000 in the 2002 Period to $1,427,000 in the 2003 Period, a 48% decrease, or $1,295,000. Basic and diluted loss per share from continuing operations was $.13 and $.11 per share in the 2003 and 2002 Period, respectively. Basic and diluted earnings per share from discontinued operations, was $.28 in the 2002 Period, versus $.02 in the 2003 Period. The discontinued operations in the 2003 Period reflect the operating results of the affinity services business that was sold effective August 1, 2003.

Revenues from Continuing Operations
-----------------------------------

     Revenues were $447,000 in the 2003 Period, versus $2,020,000 in the 2002 Period, representing a decrease of $1,573,000, or 78%. A decrease of $1,801,000 in the automotive segment, from $2,020,000 to $219,000, was due to the transfer of the operating responsibility of its CRM business to ClaimsNet, effective January 1, 2003. However, as described below, the significant reduction in infrastructure costs eliminated the direct expenses and losses from this business segment (excluding corporate overhead which the Company does not allocate to its operating units). In the 2003 Period the Company recorded its remaining in-process claims, along with $82,000 in fees it received from ClaimsNet. The Company's new subsidiary Sentaur, providing financial recovery for hospitals, recorded revenues of $228,000 in the 2003 Period; there was no comparable amount in the prior year.

Operating Income and Expenses from Continuing Operations
--------------------------------------------------------

     Pretax loss from continuing operations was $1,427,000 in the 2003 Period, a decrease in losses of $1,295,000, or 48%, compared to a pretax loss of $2,722,000 in the 2002 Period. The comparative amounts are described below.

     Collision repair and claim fee revenues, net of collision repair costs, decreased $163,000 to $118,000 in the 2003 Period versus $281,000 in the 2002 Period resulting from the transfer of this business to ClaimsNet, as previously described. However, as described below, the reduction in infrastructure costs associated with the automotive segment resulted in the elimination of losses for this business by the third quarter of the 2003 Period.

     Selling expenses decreased by $369,000 (51%), to $354,000 in the 2003 Period, from $723,000 in the 2002 Period. This was primarily the result of the elimination of infrastructure sales costs of its CRM insurance industry business ($547,000), which is now operated by ClaimsNet, offset by increased costs for marketing, personnel and related travel activities of Sentaur, the Company's new medical billing recovery business.

     General and administrative expenses decreased by $1,065,000 (45%), from $2,387,000 in the 2002 Period to $1,322,000 in the 2003 Period resulting primarily from various infrastructure expenses and personnel costs no longer needed without the automotive CRM business and, to a lesser extent, from the $250,000 bonus provided to the CEO upon the sale of the fleet business in 2002 for which there was no comparable payment in the 2003 Period. The non-cash charges associated with recording the impact of variable stock option grants resulted in a credit (income) of $129,000 in the 2002 Period; there was no comparable credit in the 2003 Period.

     Depreciation declined $46,000, from $283,000 in the 2002 Period to $237,000 in the 2003 Period, resulting from assets that were fully depreciated during 2003.

     Investment and other income, net, decreased $120,000 from $261,000 in the 2002 Period to $141,000 in the 2003 Period primarily resulting from lower investment balances and a loss on a sale of $15,000, as well as by declining interest rates.

Discontinued Operations
-----------------------

     Income, net of income taxes, from discontinued operations in the 2002 Period was $3,073,000. This was comprised of $20,000 in income from business activities of the fleet operations, $2,737,000 on the gain on the sale of this business that was sold in February 2002, and, income from the activities of the affinity services business of $316,000.

     In the 2003 Period discontinued operations reflects income of $225,000 from the affinity services business which was sold effective August 1, 2003. The decrease in profitability in the affinity services business resulted from sales decreases of $495,000 or 54%, to $419,000 in the 2003 Period, as compared to $914,000 for the 2002 Period, reflecting a large percentage of members that did not renew their memberships.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 2003 the Company had cash and cash equivalents of $460,000. The Company also holds shares in a number of highly liquid mutual funds valued at $4,270,000. Working capital of the Company as of September 30, 2003, was $4,541,000 and its working capital ratio was 11:1.

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

     The Company has no major expenditures that it currently anticipates for capital equipment needs, however it is expending funds due to operating losses, which have been declining. While the Company's only current operating entity, Sentaur, is now providing profit contribution to the Company, as Sentaur begins to add more to its customer base it may require additional funds for personnel expenses and software systems development, but this would occur in anticipation of future revenue growth. In addition, the Company has been pursuing acquisition candidates and may continue to incur varying levels of expenses in connection with each evaluation. These may range from minor amounts for such expenses as an initial business trip or, more extensively, multiple trips for due diligence, legal review and lien and judgment searches. Should the Company complete an acquisition, it may use a significant amount of its funds to either pay a portion of the purchase price and/or expand the business it acquires.

     The Company believes that its present liquidity will enable it to continue to support its operations for the next twelve months and for an extended period thereafter depending on the extent of use of its funds to build existing businesses or possible use of funds to develop or acquire new businesses.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  EXHIBITS

        10.1 Stock Purchase Agreement dated as of August 1, 2003 by and among American Member Corp. and Accessity Corp.

        10.2 Employment Termination Agreement dated August 1, 2003 by and between Accessity Corp., f/k/a drivershield.com Corp. and Barry
                J. Spiegel

        10.3 Web Site Linking Agreement dated August 1, 2003 by and among Accessity Corp., American Member Corp. and DriverShield ADS Corp.

        31.1    Certification of Chief Executive Officer

        31.2    Certification of Chief Financial Officer

        32.1    Certification of Chief Executive Officer

        32.2    Certification of Chief Financial Officer

(b)  REPORTS ON FORM 8-K

     A Current Report on Form 8-K dated August 19, 2003 containing a press release that was issued announcing the financial results of the registrant for the period ended June 30, 2003.


                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Accessity Corp.


Date: November 14, 2003                By: Barry Siegel
                                           ------------------------
                                           Chairman of the Board, Secretary and
                                           Chief Executive Officer


Date: November 14, 2003                By: Philip B. Kart
                                           ------------------------
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------



        10.1 Stock Purchase Agreement dated as of August 1, 2003 by and among American Member Corp. and Accessity Corp.

        10.2 Employment Termination Agreement dated August 1, 2003 by and between Accessity Corp., f/k/a drivershield.com Corp. and Barry
                J. Spiegel

        10.3 Web Site Linking Agreement dated August 1, 2003 by and among Accessity Corp., American Member Corp. and DriverShield ADS Corp.

        31.1    Certification of Chief Executive Officer

        31.2    Certification of Chief Financial Officer

        32.1    Certification of Chief Executive Officer

        32.2    Certification of Chief Financial Officer