Form 10QSB/A
period 2003-09-30
ACCESSITY CORP
filed 2003-12-09
CIK 778164

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                 Amendment No.1

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003
                                         ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-21467
                                               --------

                                 ACCESSITY CORP.
                                 ---------------
        (f/k/a DriverShield Corp; f/k/a driversshield.com Corp and f/k/a
                            First Priority Group Inc
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)
                 ----------------------------------------------

          New York                                              11-2750412
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


    12514 West Atlantic Boulevard                           (954-752-6161)
    Coral Springs, Florida 33071                     ---------------------------
---------------------------------------              (Issuer's telephone number)
(Address of principal executive offices)


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

On December 9, 2003, the Registrant had outstanding a total of 11,187,073 shares of common stock.

          Transitional Small Business Format (check one) Yes[ ] No[ X ]

================================================================================

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)         Exhibits

        31.1            Certification of Chief Executive Officer

        31.2            Certification of Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Accessity Corp.


Date: December 9, 2003                 By:  Barry Siegel
                                            ------------
                                            Chairman of the Board, Secretary and
                                            Chief Executive Officer


Date: December 9, 2003                 By:   Philip B. Kart
                                            ---------------
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------



        31.1            Certification of Chief Executive Officer

        31.2            Certification of Chief Financial Officer