Form 10KSB
period 2003-12-31
ACCESSITY CORP
filed 2004-03-30
CIK 778164

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      (Mark One)

         [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       or

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from ________ to ________

                         Commission File Number 0-21467

                                 ACCESSITY CORP.
           (f/k/a DriverShield Corp.; f/k/a driversshield.com Corp and
                        f/k/a First Priority Group, Inc.)
                        ---------------------------------
                 (Name of small business issuer in its charter)


                NEW YORK                                      11-2750412
                --------                                      ----------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)


   12514 West Atlantic Boulevard Coral Springs, Florida        33071
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

                                Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year $658,000

     The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of March 26, 2004, based upon the closing price on the date thereof is $3,591,000.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of March 26, 2004, the issuer had outstanding a total of 2,237,414 shares.

           Transitional Small Business Disclosure Format (check one):

                                Yes [ ]   No [X]
================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     GENERAL

     On November 23, 1983, drivershield.com FS Corp. ("FS"), formerly known as National Fleet Service, Inc., a New York corporation was formed and commenced operations as an automotive fleet administrator. Thereafter, Accessity Corp., (f/k/a DriverShield Corp.; f/k/a driversshield.com Corp, and f/k/a First Priority Group, Inc.) a New York corporation, was formed on June 28, 1985, and was engaged in automotive fleet management and administration of automotive repairs for businesses, insurance companies and members of affinity groups. Accessity Corp. ("the Company") became the parent company to driversshield.com FS Corp. On February 7, 2002, all of the outstanding shares of driversshield.com FS Corp. were sold (see Recent Developments) and, thereafter the Company was no longer engaged in the fleet management business. In addition, on January 2, 2003 we established a strategic partnership with a third party and transferred the management and operating responsibilities of our DriverShield CRM ("CRM") unit in exchange for profit sharing, (see Recent Developments). DriverShield CRM provided collision repair management services for insurance industry clients during fiscal 2002. Effective August 1, 2003 our business unit offering automobile services to affinity groups through our wholly owned subsidiary, DriverShield ADS Corp. ("ADS"), was sold to the president of that business unit. Our remaining business activities are now operated by our wholly owned subsidiary Sentaur Corp. ("Sentaur"), a business unit which we began in 2002 that specializes in medical billing recovery for hospitals.

     In January 2003 we changed our name to Accessity Corp. from DriverShield Corp. Our former name was no longer relevant due to the sale or transfer of its automotive businesses.

     The Company relocated its corporate headquarters to 12514 West Atlantic Boulevard, Coral Springs, Florida 33071, from New York, during the fourth quarter of 2002.

     NATURE OF SERVICES

     MEDICAL BILLING RECOVERY
     In late 2002, we established a new business unit to diversify from the automobile repair industry. Sentaur provides hospitals the opportunity to recoup discounts improperly taken by insurance companies and other institutional payors of medical treatments. This business unit contracts with hospitals and, upon analytic review of their internal records and contracts, isolates those payors who have improperly discounted the fees they have paid and seeks appropriate recovery. Sentaur's fee income from the hospitals is earned upon the successful collection of the receivable by the hospital. Sentaur currently has a number of hospitals under signed contracts and by December 31, 2003 had recovered in excess of $1 million on their behalf since it began generating billings in March 2003.

     INSURANCE CARRIER MARKET
     Effective January 2, 2003, under a Strategic Partnership Agreement with ClaimsNet, Inc. ("ClaimsNet"), we transferred to ClaimsNet all responsibility for the management and processing new automobile claims and repairs for CRM (see "Recent Developments" below). During 2003 we completed the repairs that were in process prior to the effective date of the agreement with ClaimsNet. CRM offered Internet based vehicle repair management services, including collision and general repair programs, estimating and auditing services and vehicle rentals for insurance companies and affinity group members.

     Throughout fiscal 2002 and for a short period in early 2003, during which in-process repairs were completed, we provided auto repair services for our insurance carrier clients. We assumed the risks and responsibilities for the vehicle repair process from commencement to completion. Our insurance industry clients used the internet to access our collision management system to record a claim, which then initiated our activities to proceed with vehicle repairs. The interactive website facilitated information gathering and distribution to launch the repair process. The website enabled insurance carriers to utilize the Company's website to directly enter the initial vehicle claim information, find and select the most accessible automobile collision repair shop from the Company's network of approximately 2,000 shops throughout the United States, and enabled the insurance carrier and the insured to track the repairs of the vehicle until completion. Our software also allowed us, and our clients, to view digitized images of the damaged vehicle. Because of the volume of work we provided, we were able to obtain significantly lower repair costs, and expedited turnaround time, for our clients.

     Once the client initiated the claims management system, we were automatically notified to commence activities. We coordinated activities with the shops, used our audit and estimating staff to negotiate the lowest price for every claim and repair, monitored the use of certain types of parts, tracked the work and timeliness of the repair process which could be viewed by our clients, on our website, to judge our efforts, obtained independent appraisals when requested, and, finally, guaranteed the repairs for as long as the driver owned the vehicle. We issued warranty certificates for every repair done within our network and were responsible to our clients if the repairs were not done appropriately. We managed our warranty risk by monitoring the quality and consistency of our network repair facilities and quickly eliminating those shops that did not maintain proper standards. We paid the independent repair shops directly upon completion of their work, and invoiced our insurance clients separately. A number of insurance carriers had signed multi-year contracts with CRM.

     FLEET MANAGEMENT
     Effective February 7, 2002, the Company sold all of the outstanding shares of FS to PHH Vehicle Management Services LLC ("PHH"). [See "Recent Developments" below.]

     AFFINITY GROUP PROGRAMS
     Effective August 1, 2003 the Company sold all of the outstanding shares of our wholly owned subsidiary, DriverShield ADS Corp. to its president (see "Recent Developments" below). Through ADS we offered various programs for vehicle-related services for consumers who were sold the programs through affinity groups, financial institutions, corporations and organizations. These programs were used as re-enrollment incentives and/or membership premiums, or resold at a profit. The programs consisted of collision repair discounts, discounts for certain auto services including oil changes, brake repairs and the like, and an auto hotline providing advice on actions to take for their vehicles.

     RECENT DEVELOPMENTS

     SALE OR TRANSFER OF BUSINESS UNITS
     FLEET SERVICES BUSINESS
     In October 2001 the Company entered into a Stock Purchase Agreement ("the Purchase Agreement") to sell all of the outstanding shares of its wholly-owned subsidiary, drivershhield.com FS Corp, its collision repair and fleet services business, to PHH, a subsidiary of Cendant Corporation (NYSE, symbol CD) for $6.3 million in cash, and pursuant to the Preferred Stock Purchase Agreement sold $1.0 million of the Company's Series A Convertible Preferred Stock to PHH. The Purchase Agreement was approved by a vote of the Company's shareholders on February 4, 2002, and the transaction was consummated on February 7, 2002. Under the terms of the Transition Services Agreement, PHH contracted with the Company to operate FS until June 30, 2002.

     INSURANCE COLLISION REPAIR BUSINESS
     In December 2002 the Company entered into a Strategic Partnership Agreement ("the Partnership Agreement"), effective January 2, 2003, with ClaimsNet, a wholly owned subsidiary of The CEI Group, Inc. ("CEI"), a Pennsylvania corporation, in which ClaimsNet assumed the responsibilities of operations and management of CRM, our business that provided insurance carriers with collision repair for their insureds. The Company granted an exclusive license of its technology, including its website software that enables insurance customers to access our vehicle claims management system via the internet, and, a non-transferable license of its network of repair facilities, as well as training of its processing methodologies, in order for ClaimsNet to fulfill its obligations under the Partnership Agreement. In return, ClaimsNet agreed to pay us 25% of vendor referral fees and 50% of administrative fees (as defined in the agreement) on all existing customers, beginning in March and February 2003 respectively, and 15% of all administrative and vendor referral fees for all new customers that use the licensed technology to have their vehicles repaired. The term of the Partnership Agreement is for a five-year period, with a two-year renewal unless terminated ninety days prior to the end of the then current term. Additionally, ClaimsNet has an option to purchase the DriverShield CRM business commencing on January 1, 2007 for a purchase price equal to the total royalties paid by ClaimsNet for the prior twenty-four months.

     AFFINITY SERVICES BUSINESS
     Effective August 1,2003, we sold all of the outstanding shares of our wholly owned subsidiary, ADS, our business unit offering automobile services to affinity groups, to the president of that business unit, who is also a member of our board of directors, for $10,000. The sale excluded certain assets and liabilities consisting primarily of accounts receivable and payables.

     REVERSE COMMON STOCK SPLIT
     On January 7, 2004, upon approval by our common stock shareholders at the December 15, 2003 Annual Shareholders Meeting, we effected a one-for-five share reverse common stock split. In addition, all options, warrants and other securities convertible into common shares were adjusted to reflect the reverse stock split thereby increasing the conversion price by fivefold. We elected this transaction in order to comply with the continued listing requirements of the Nasdaq SmallCap Stock Market which mandates that common shares maintain a $1 trading price per share. We have been advised that we are now in compliance with the listing requirements. All common share amounts and prices presented in this Form 10-KSB have been adjusted to reflect this split.


     SALES AND MARKETING

     Our customers for the medical recovery business are hospitals. Sales activities are primarily performed by our own personnel and augmented by outside sales representatives. Sales are made through referrals, cold canvassing of appropriate prospects and direct mailings.

     Our clients for the CRM program were property and casualty insurance companies. Our clients for the affinity programs were financial institutions, organizations and affinity groups that resell the programs to individuals.

     In 2003, four customers accounted for 92% of our continuing revenues, comprising 36%, 22%, 20% and 14% individually. Two were in the medical recovery segment and two were in the auto segment. In 2002, one customer accounted for 26% of our revenues and another accounted for 59% of revenues, both in the automotive segment. These figures exclude those accounts associated with the discontinued operating fleet service and ADS businesses that were sold in February 2002 and August, 2003 respectively. See "Recent Developments", above.

     EMPLOYEES

     At year-end, we employed 12 full-time employees and one part-time employee. None of our employees are governed by a union contract and we believe that our employee relationships are satisfactory.

     COMPETITION

     Medical Billing Recovery. We believe that this is an emerging market, but are not aware of any major entities involved in this business. We are aware of a few privately held companies that have initiated similar business activities in regional parts of the United States.



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

ITEM 3. LEGAL PROCEEDINGS

     In January 2003 the Company and its CEO were served with a complaint filed by Gerald Zutler, our former President and Chief Operating Officer, alleging that the Company breached his employment contract, fraudulent concealment of the Company's intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. Mr. Zutler is seeking damages aggregating $2.25 million, plus punitive damages and reasonable attorneys' fees. We believe that the Company properly terminated Mr. Zutler's employment for cause and intend to vigorously defend this suit as it believes that Mr. Zutler's allegations are without merit. Our answer to the complaint was served on February 28, 2003. In 2003, Mr. Zutler filed a motion to have our attorney removed from the case on the basis that he would call our attorney as a witness. The motion was granted by the Court, but we have appealed that ruling and the action has been stayed pending determination of the appeal. The Company has filed a claim with its carrier under its Directors' and Officers' and Employment Practices Liability Policy. The policy has a $50,000 deductible and a liability limit of $3 million per policy year. At the present time, the carrier has agreed to cover the portion of the claim that relates to Mr. Siegel and has agreed to a fifty percent (50%) allocation of expenses. Therefore, we must incur $100,000 of legal expenses to satisfy the policy deductible, before the carrier commences reimbursing us for fifty percent of the legal defense and/or any possible recovery in favor of the plaintiff.

     The Company filed a Demand for Arbitration against Presidion Solutions, Inc. alleging that Presidion breached the terms of the Memorandum of Understanding between Accessity and Presidion dated January 17, 2003. The Company is seeking a Break-up Fee of $250,000 pursuant to the terms of the Memorandum of Understanding alleging that Presidion breached the Memorandum of Understanding by wrongfully terminating the Memorandum of Understanding. Additionally, the Company is seeking its out of pocket costs of due diligence amounting to approximately $37,000. Presidion has filed a counterclaim against Accessity alleging that Accessity had breached the Memorandum of Understanding and therefore owes Presidion a Break-up Fee of $250,000. We believe that the claim alleged by Presidion is without merit. The dispute was heard by a single arbiter before the American Arbitration Association in Broward County, Florida in late February 2004. A decision is expected during the second quarter of 2004.

     In addition, we have filed a lawsuit seeking damages in excess of $100 million, as a result of discovery conducted in connection with the Presidion matter described above, against Presidion's investment bankers, Mercator Group, LLC and related parties ("Mercator"), and Taurus Global LLC ("Taurus"), ("the Defendants"), alleging that these parties tortiously interfered in the transaction between the Company and Presidion. Mercator has made a motion to dismiss this action with a hearing pending sometime in the future. We have obtained a default judgment against Taurus and intend to enforce this judgment. The final outcome of the Mercator action will most likely take an indefinite time to resolve. We currently have limited information regarding the financial condition of the defendants and the extent of their insurance coverage. Therefore, it is possible that we may prevail but may not be able to collect substantially on our judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders in December 2003. The following matters were voted upon at the meeting:


     1. Elect one director of the Board of Directors: Barry M. Siegel

                For                    Against                 Abstain
                ---                    -------                 -------
              1,529,185                   0                     71,883

     2. Amend the Certificate of Incorporation to effect a one-for-five reverse stock split.

                For                   Against                  Abstain
                ---                   -------                  -------
              1,514,936                82,473                   3,658


     3. Ratify the selection of Nussbaum Yates & Wolpow, P.C. as auditors

                For                   Against                  Abstain
                ---                   -------                  -------
              1,573,502                26,180                   1,385

     The following individuals continued to serve as members of the Board of Directors with Mr. Siegel: Barry J. Spiegel, Kenneth J. Friedman and Bruce S. Udell.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common shares are traded on The Nasdaq SmallCap market. The following table shows the high and low closing prices for the periods indicated.


                                                     Sale Price($)
                                             High                     Low
                                             ----                     ---
2003
----

First Quarter                               $5.05                    $1.35

Second Quarter                              $2.80                    $1.80

Third Quarter                               $2.90                    $1.75

Fourth Quarter                              $3.90                    $2.35


2002
----

First Quarter                              $10.00                    $6.25

Second Quarter                              $7.35                    $3.80

Third Quarter                               $5.70                    $3.50

Fourth Quarter                              $3.80                    $1.55



     The number of record holders of the Company's common shares as of March 15, 2004 was 357.

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

YEAR ENDED DECEMBER 31, 2003 (THE "2003 PERIOD") COMPARED TO YEAR ENDED DECEMBER
--------------------------------------------------------------------------------
31, 2002 (THE "2002 PERIOD")
----------------------------

     The 2003 Period reflected a net loss of $1,626,000 versus net income of $1,248,000 in the 2002 Period. Continuing operations reflected a loss of $1,852,000 in the 2003 Period versus a loss of $1,469,000 in the 2002 Period. However, excluding the recognition of tax loss carry-forwards of $2,277,000 in the 2002 Period, continuing operations improved from a pretax loss of $3,746,000 in the 2002 Period to a pretax loss of $1,852,000 in the 2003 Period. Discontinued operations reflected income of $2,717,000 in 2002 Period resulting primarily from the gain on the sale of the fleet business. In the 2003 Period income from discontinued operations was $226,000. Basic and diluted loss per share from continuing operations was $.84 in the 2003 Period and $.67 the 2002 Period. Basic and diluted earnings per share from discontinued operations was $.10 in the 2003 Period and $1.24 in the 2002 Period.


REVENUES
--------

     Revenues were $658,000 in the 2003 Period compared to $2,895,000 in the 2002 Period, representing a decrease of $2,237,000, or 77%. These figures exclude the revenues from the ADS business that was sold August 1, 2003, and the fleet services business that was sold in February 2002. Both are now reflected in the Company's financial statements as discontinued operations. Revenues declined by $2,615,000 in the automotive segment, to $280,000 in the 2003 Period from $2,895,000 in the 2002 Period, as a result of the transfer of the CRM business to ClaimsNet in January, 2003. The Company completed certain repairs in the 2003 Period that were in process at the end of the 2002 Period, and thereafter recorded its share of the CRM business from fees it receives through ClaimsNet. This decrease in revenues was offset by $378,000 in revenues from Sentaur, the medical recovery business that began revenue recording in April 2003. As described more fully below, although we incurred a substantial decline in revenues, the significant reduction in infrastructure costs which was required by the CRM (excluding the corporate overhead which the Company does not allocate to its operating units), eliminated the losses associated with the CRM business.

INCOME AND EXPENSES FROM CONTINUING OPERATIONS
----------------------------------------------

     Pretax losses from continuing operations improved; the losses decreased by $1,894,000 to a loss of $1,852,000 in the 2003 Period, from a higher loss of $3,746,000 in the 2002 Period. The decrease in losses, and comparative amounts, are described below.

     Collision repair and claim fee revenues net of collision repair costs, was $178,000 in the 2003 Period compared to $395,000 in the 2002 Period, a decrease of $217,000, resulting from the transfer of the CRM business to ClaimsNet.

     Selling expenses decreased by $473,000, from $952,000 in the 2002 Period to $479,000 in the 2003 Period, or 50%, primarily as a result of decreased expenditures of $632,000 for its CRM business which was transferred to ClaimsNet, offset by $244,000 in increased expenses for Sentaur for personnel and their related selling expenses. General and administrative expenses decreased $1,383,000, or 43%, from $3,235,000 in the 2002 Period to $1,852,000 in the 2003 Period resulting primarily from various infrastructure and supporting personnel costs which were no longer needed without the automotive CRM business of approximately $681,000; as well as costs incurred in 2002 which did not recur, including a one-time bonus of $250,000 to Barry Siegel, the Chief Executive Officer of the Company, upon consummation of the sale of FS, and, the costs of relocating the office in New York and then to Florida, along with the associated costs of severance to terminated employees totaling $386,000. In the 2002 Period the Company recorded a credit, an income item, of $132,000 in non-cash compensation (due to decreases in the Company's price per share of its common stock) as a result of re-pricing certain stock options during 1999. There was no impact in the 2003 Period.

     Depreciation and amortization in the 2003 Period was $299,000, reflecting a decrease of $102,000 from $401,000, caused by assets that became fully depreciated in 2003.

     Investment and other income decreased $176,000 to $227,000 in the 2003 Period compared to $403,000 in the 2002 Period resulting from declining interest rates, lower cash and investment balances and a loss on a sale of $15,000. Interest expense decreased $84,000 from $89,000 to $5,000 relating primarily to bond premium recorded as interest expense in 2002. The amounts were lower in the current period as the bonds were either sold or matured during 2003.

     The 2002 Period tax provision in the income statement (inclusive of continuing and discontinued operations) reflected a tax expense of $1,924,000. The tax expense in the 2002 Period was largely the result of the $6.1 million gain on the sale of the fleet business offset, in part, by credits from losses on operating activities. In the 2003 Period no tax impact in the income statement is reflected, resulting from a valuation allowance that has been established for all operating loss carry-forward benefits.

DISCONTINUED OPERATIONS
-----------------------

     In the 2003 Period discontinued operations reflects income of $226,000 from the affinity services business (including the $10,000 gain on the sale of this business), which was sold effective August 1, 2003, compared to income of $309,000 for the affinity services business in the 2002 Period. The performance of this business had been declining due to the non-renewal of annual memberships. Sales were $1,123,000 in the 2002 Period and $419,000 in the 2003 Period through its date of sale.

     The 2002 Period also reflects income, net of income taxes, from discontinued operations of the fleet services business that was sold effective February 2002 of $17,000, and a $2,391,000 gain on its disposal.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 2003, the Company had cash and cash equivalents of $96,000. The Company also holds shares in a number of highly liquid mutual funds valued at $4,313,000. Working capital of the Company was $4,177,000 and its working capital ratio was 9:1 at December 31, 2003.

     In connection with the Company's rental of office space in Florida, in July 2002, the Company also pledged as security, a $300,000 certificate of deposit with a Florida bank for the five and a half year term of the lease, for the benefit of the landlord's mortgage lender. Such amounts were excluded from liquidity, described above, and presented as a restricted certificate of deposit. The certificate of deposit declines as the remaining rental commitment declines, as follows; the balance of the certificate will be $200,000 after the 36th month, $100,000 after the 48th month, and zero after 60 months. The Company is the beneficiary of the interest income. In addition, during 2002 the Company expended approximately $140,000 in connection with the build-out of the space. This property is owned and operated by B & B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Kenneth Friedman, are members of the Company's board of directors. The terms of the lease require net rentals to be paid in increasing annual amounts over the term of the lease from $127,000 to $168,000 plus related insurance, taxes and operating expenses. The lease term commenced in October 2002 and terminates five years and six months thereafter.

     The Company has no major expenditures that it currently anticipates for capital equipment needs, however it is expending funds due to operating losses. As Sentaur obtains additional hospital customers, and seeks to expand its sales, it will require additional funds for personnel expenses and software systems development, and these expenditures will occur in anticipation of future revenue growth. We expect to use our resources to support its growth during 2004 and thereafter.

     In addition, during the 2003 Period the Company has spent considerable effort with its management pursuing acquisition candidates and may continue to do so and incur varying levels of expenses in connection with each evaluation. These may range from minor amounts for such expenses as an initial business trip or, more extensively, multiple trips for due diligence, legal review and lien and judgment searches. Should the Company complete an acquisition, it may use a significant amount of its funds to either pay a portion of the purchase price and/or expand the business it acquires.

     The Company's Board of Directors approved a stock repurchase program whereby the Company may purchase up to 100,000 shares of its common shares traded on the Nasdaq SmallCap Market. During the third quarter of 2002 the Company acquired 18,600 shares at a cost of $93,000.

     The Company believes that its present liquidity will enable it to continue to support its operations for the next twelve months, and for some extended period thereafter depending on the extent of its use of funds in developing its existing business or possible use of funds in acquiring new businesses.


DEFERRED INCOME TAXES
---------------------

     The Company has a net operating loss carry forward of approximately $3.6 million that is available to offset future taxable income at December 31, 2003. Since the Company has determined that it is more likely than not that it may not be able to recover these carry-forward benefits, a valuation allowance has been established for the full amount of the deferred tax benefit. Accordingly, no deferred income tax asset has been reflected in the Company's financial statements. If the Company is profitable in the future, such benefits will be available to offset future income taxes.

NEW ACCOUNTING STANDARDS
------------------------

The new accounting pronouncements described in footnote 1 of the Consolidated Financial Statements are incorporated by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles( "GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include:

      *  revenue recognition
      *  valuation of long-lived assets
      *  income tax valuation allowance

We continually evaluate our accounting policies and the estimates we use to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. Management considers an accounting estimate to be critical if:

      * it requires assumptions to be made that were uncertain at the time the estimate was made; and
      * changes in the estimate, or the use of different estimating methods, could have a material impact on the Company's consolidated results of operations or financial condition.

Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to the consolidated financial statements, which are included in this Form 10-KSB filing. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

Certain of our accounting policies are deemed "critical", as they require management's highest degree of judgment, estimates and assumptions. The following critical accounting policies are not intended to be a comprehensive list of all of our accounting policies or estimates.

Revenue Recognition

We apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition". We recognize revenue from collision repairs at the time of customer approval and completion of repair services. We recognize collision royalty revenue upon notification from our licensee that the claim has been processed and repaired. We recognize hospital fees at the time we receive notification from the hospitals that they have recovered funds from their customers.

Accounts Receivable

Once a customer is billed for services, we actively manage the accounts receivable to minimize credit risk.

We assess the collectibility of accounts receivable by analyzing historical bad debts, review of the aging of customer receivables, and the current creditworthiness of our customers.

Impairment of Long-Lived Assets

We follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management's analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation.

Income Taxes

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the related valuation allowance on such assets is reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.


FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS
-----------------------------------------------

     Certain statements in this report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

1. As the Company has sold its traditional automobile business lines and embarked on a new medical business, there will be new and additional risks that may influence the business of the Company. These risks include:

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

3. Certain senior management personnel may be able to exercise voting control. Barry Siegel, our Chairman of the Board and Chief Executive Officer, beneficially owns and controls the vote of approximately 17 % of the outstanding shares of our common stock. In addition, Barry J. Spiegel, a director and the President of former ADS subsidiary, beneficially owns and controls the vote of approximately 14% of the outstanding shares of our common stock. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for common stock. In addition, Mr. Siegel and Mr. Spiegel are in a position to impede transactions that may be desirable for other shareholders.

4. Our articles of incorporation and by-laws contain certain provisions that could make it more difficult for shareholders to effect certain corporate actions, and could make it more difficult for anyone to acquire control of us without negotiating with our board of directors. These provisions could limit the price that investors might be willing to pay in the future for our common stock.


ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements and schedules appear at the end of this Report after Item 14.


ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.ss.240.13a-14(c) and 240.15d-14(c)) as of a date (the Evaluation Date) within 90 days of the filing date of this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Each member of our board of directors serves for staggered three-year terms and until his or her successor is duly elected and qualified. Our executive officers and directors are as follows:

Name                            Age    Position
----                            ---    --------
Barry Siegel................    52     Chairman of the Board, President and
                                       Chief Executive Officer
Barry J. Spiegel............    55     Director

Philip B. Kart..............    54     Senior Vice President, Secretary,
                                       Treasurer and Chief Financial Officer
Kenneth J. Friedman*........    50     Director

Bruce S. Udell*.............    51     Director


* Member of the Audit Committee. The Board of Directors has determined that the Company does not have a financial expert, as defined in the SEC regulations, sitting on its audit committee.


     Barry Siegel has served as one of our directors and through December 2003 as Secretary, since we were incorporated. He was elected to the additional post of President in December 2003. He has served since January 1998, as our Chief Executive Officer and Chairman of the Board since November 1997. Previously, he served as our Chairman of the Board, Co-Chief Executive Officer, Treasurer, and Secretary from August 1997 through November 1997. From October 1987 through August 1997, he served as our Co-Chairman of the Board, Co-Chief Executive Officer, Treasurer, and Secretary. He also served for more than five years as Treasurer and Secretary of driversshield.com FS Corp., a former wholly owned subsidiary.

     Barry J. Spiegel served as President of DriverShield ADS from September 1996 to August 1, 2003, its date of sale. He served as President of American International Insurance Associates, Inc. from January 1996 through August 1996. For more than five years prior to August 1996, Mr. Spiegel served as Senior Vice President at American Bankers Insurance Group, Inc.

     Philip Kart has served as Secretary of the Company since December 2003, Senior Vice President and Treasurer since February 2002 and Chief Financial Officer since October 2000. From February 1998 through September 2000, he was Vice President and Chief Financial Officer of Forward Industries, Inc., a Nasdaq SmallCap listed company, and prior to that, from March 1993 to December 1997, Chief

Financial Officer of Ongard Systems, Inc. Mr. Kart has also held financial management positions with Agrigenetics Corporation, Union Carbide and was with the accounting firm Price Waterhouse Coopers. Mr. Kart is a CPA.

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

BOARD OF DIRECTORS AND COMMITTEES

Our board of directors serves as the representative of our shareholders. The board establishes broad corporate policies and oversees our overall performance. The board is not, however, involved in day-to-day operating details. Members of the board are kept informed of our business activities through discussion with the chief executive officer, by reviewing analyses and reports sent to them by management, and by participating in board meetings.

During 2003, our board held three meetings attended by members of the board either in person or via telephone, and on two occasions approved resolutions by unanimous written consent in lieu of a meeting.

Our board currently has one standing committee, the Audit Committee. The members of the Audit Committee in 2003 were Kenneth J. Friedman, Barry J. Spiegel and Bruce S. Udell. Neither Mr. Friedman nor Mr. Udell is currently an officer of Accessity or any of its subsidiaries, and both are "independent" under the Nasdaq listing requirements as currently in effect. Mr. Spiegel was an officer of the Company until August 1, 2003 and is now also independent. The Audit Committee met once in 2003. The Audit Committee operates pursuant to a charter approved by our board of directors. In February 2004, Mr. Friedman and Mr. Udell were re-elected as members of the Audit Committee with Mr. Friedman designated as Chairman.

COMPENSATION OF DIRECTORS

We do not pay our directors for serving on our board. Our 1995 Incentive Stock Plan (the "Plan") does, however, provide that when they are elected to the board and every anniversary thereafter as long as they serve, our non-employee directors are granted a non-statutory stock option to purchase up to 10,000 shares of our common stock which vests over three years. Prior to February 4, 2002, directors received 3,000 shares as the annual stock option grant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     We are not aware of any officer or director that did not comply with
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2003, except for Kenneth J. Friedman and Bruce S. Udell who each filed his Form 5 late that was due forty-five days following the end of the fiscal year.

CODE OF ETHICS.

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. The text of the Company's Code of Ethics is included as Exhibit
14.1 hereto. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

     The following table summarizes the compensation we paid, or compensation accrued, for services rendered for the years ended December 31, 2001, 2002 and 2003 for our Chief Executive Officer and each of the other most highly compensated executive officers who earned more than $100,000 in salary for the year ended December 31, 2003:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                  Securities
                                                                  Underlying                   Other
Name and Position(s)                         Year   Salary ($)    Options (#)   Bonus ($)   Compensation
--------------------                         ----   ----------    -----------   ---------   ------------
Barry Siegel                                 2003    300,000              0
  Chairman of the Board of Directors,        2002    300,000        110,000      250,000       $12,500(a)
  President and Chief Executive Officer      2001    285,000              0

Gerald Zutler (b)                            2002    138,191         40,000
  Former President and Chief                 2001    149,525              0
  Operating Officer

John M. McIntyre (c)                         2003    124,615              0
  Former President and                       2002     84,339         50,000
  Chief Operating Officer

Barry J. Spiegel (d )                        2003    107,692              0
  President, DriverShield ADS Corp.          2002    175,000         50,000
                                             2001    129,525              0

Philip B. Kart                               2003    155,000              0                    $62,000(e)
  Senior Vice President, Secretary,          2002    155,000         30,000       10,000
  Treasurer and Chief Financial Officer      2001    139,093              0

Steven DeLisi                                2003    175,000              0       10,000
  President, Sentaur Corp.                   2002     68,654         50,000        5,000


(a) Reimbursed to Mr. Siegel for direct costs he incurred in connection with his relocation.
(b) Mr. Zutler's employment terminated in August 2002.
(c) Mr. McIntyre's employment terminated on December 31, 2003.
(d) Mr. Spiegel's employment terminated on July 31, 2003.
(e) Provided to Mr. Kart, upon his relocation, for costs incurred in connection with relocation.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     We are party to an employment agreement with Barry Siegel that commenced on January 1, 2002, and expires on December 31, 2004. Mr. Siegel's annual salary is $300,000, and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 60,000 shares of the Company's common stock, in addition to certain other perquisites. His employment agreement provides that following a change of control (as defined in the agreement), we will be required to pay Mr. Siegel (1) a severance payment of 300% of his average annual salary for the past five years, less $100, (2) the cash value of his outstanding but unexercised stock options, and (3) other perquisites should he be terminated for various reasons specified in the agreement. The agreement specifies that in no event will any severance payments exceed the amount we may deduct under the provisions of the Internal Revenue Code. In recognition of the sale of the fleet services business, Mr. Siegel was also awarded a $250,000 bonus, which was paid in February 2002, and an additional grant of 50,000 options.

     We were party to an employment agreement with Gerald M. Zutler that commenced on January 1, 2002, and was to expire on December 31, 2004, but which terminated in August 2002. Mr. Zutler's annual salary was $190,000, and he had been granted 40,000 stock options under the Company's 1995 Incentive Stock Option Plan ("the Plan"), which expired, in addition to certain other perquisites. His employment agreement contained a change in control provision that mirrored in Mr. Siegel's employment agreement, except that the applicable percentage for severance payment purposes is 100%. Mr. Zutler has filed suit against the Company for wrongful termination (see "Legal Proceedings").

     We were party to an employment agreement with Barry J. Spiegel that commenced on January 1, 2002, and was to expire on December 31, 2004, but terminated upon the sale of ADS to Mr. Spiegel effective August 1, 2003. Mr. Spiegel's annual salary was $175,000 per annum and he had been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 50,000 shares of the Company's common stock, in addition to certain other perquisites, and the applicable percentage for severance payment purposes was 100%. Mr. Spiegel exercised a total of 30,000 options for an equivalent number of common shares prior to expiration.

     We were party to an employment agreement with John M. McIntyre that commenced on July 15, 2002, and was to expire on December 31, 2004 but his employment terminated on December 31, 2003. Mr. McIntyre's annual salary was $190,000 per annum and he had been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 50,000 shares of the Company's common stock, in addition to certain other perquisites, and the applicable percentage for severance payment purposes is 100%. His employment agreement provided that following a change in control (as defined in the agreement), all stock options previously granted to him would immediately become fully exercisable. In July 2003 the Company and Mr. McIntyre modified his agreement by reducing his time commitment covering the five months ended December 31, 2003, which resulted in a salary of $3,000 per month plus health benefits; thereafter his employment terminated.

     We are party to an employment agreement with Philip B. Kart that commenced on January 1, 2002, and expires on December 31, 2004. Mr. Kart's annual salary is $155,000 per annum and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 30,000 shares of the Company's common stock, in addition to certain other perquisites, and the applicable percentage for severance payment purposes is 100%. His employment agreement provides that following a change in control (as defined in the agreement), all stock options previously granted to him will immediately become fully exercisable. Mr. Kart's contract also provided for relocation expense payments that were conditioned upon his relocation to the Company's new headquarters, which occurred in early 2003.

     Under an agreement with our wholly owned subsidiary, Sentaur, Corp., we are party to an employment agreement with Steven DeLisi that commenced on September 3, 2002, and expires on December 31, 2004. Mr. DeLisi's annual salary is $175,000 per annum and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 50,000 shares of the Company's common stock, in addition to certain other perquisites, and the applicable percentage for severance payment purposes is 100%. Mr. DeLisi also participates in a bonus program established for his business that provides a bonus of 50% of his salary upon the achievement of $25,000 in profits for three consecutive months. During his first twelve months of employment he received an interim bonus of $5,000 for each signed contract. His employment agreement provides that following a change in control (as defined in the agreement), all stock options previously granted to him will immediately become fully exercisable.


STOCK OPTIONS

     We made no awards of stock options during the last fiscal year to the executive officers named in the summary compensation table as part of their employment, however upon his resignation from the Company Mr. Spiegel was granted 10,000 options in accordance with Company's policy of option grants to its directors. The following table indicates the number of exercised and unexercised stock options held by each executive officer named in the Summary Compensation Table, as of December 31, 2003.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
               ---------------------------------------------------
                        AND FY-END OPTION/SAR VALUE TABLE
                        ---------------------------------

                                                         Number of Securities             Value of Unexercised
                                                        Underlying Unexercised                In-the-Money
                   Shares Acquired      Value           Options/SARs at FY-End           Options/SARs at FY-End
    Name           on Exercise (#)   Realized ($)   (Exercisable/Unexercisable)(#)   (Exercisable/Unexercisable)($)
    ----           ---------------   ------------    ----------------------------     ----------------------------
Barry Siegel           40,000          $25,250              80,000/36,667                        $0/0
Gerald M. Zutler        None              $0                     0/0                             $0/0
John M. McIntyre        None              $0                  16,667/0                           $0/0
Barry J. Spiegel       30,000          $23,625                 0/3,333                           $0/0
Philip B. Kart          None              $0                65,000/10,000                      $36,000/0
Steven DeLisi           None              $0                16,667/33,333                        $0/0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

                                   Shares to be issued
                              upon exercise of outstanding                         Number of Securities
                               options, warrants or stock     Weighted average        Available for
Plan Category                         rights(#)               exercise price($)     Future Issuance(#)
-------------                         ---------               -----------------     ------------------
Approved by Shareholders:
Stock Option Plan                      392,333                      $6.00                807,667

Not Approved by Shareholders:
Consultant's Warrants                   25,000                      $2.99                      0


     The following table provides information about the beneficial ownership of our common stock as of March 20, 2004. We have listed each person who beneficially owns more than 5% of our outstanding common stock, each of our directors and executive officers identified in the summary compensation table, and all directors and executive officers as a group. Unless otherwise indicated, each of the listed shareholders has sole voting and investment power with respect to the shares beneficially owned.


                        SECURITY OWNERSHIP OF MANAGEMENT
                        --------------------------------

                  Name and Address         Amount and Nature     Percentage of
Title of Class    of Beneficial Owner     of Beneficial Owner   Common Stock (1)
--------------    -------------------     -------------------   ----------------
Common stock      Barry Siegel                  460,873(2)(3)         19.9%
                  c/o Accessity Corp.
                  12514 W. Atlantic Blvd.
                  Coral Springs, FL 33071

Common stock      Gerald M. Zutler               40,200                1.8%
                  c/o Accessity Corp.
                  12514 W. Atlantic Blvd.
                  Coral Springs, FL 33071

Common stock      Barry J. Spiegel              309,792               13.8%
                  c/o Accessity Corp.
                  12514 W. Atlantic Blvd.
                  Coral Springs, FL 33071

Common stock      Philip B. Kart                 65,000(4)             2.8%
                  c/o Accessity Corp.
                  12514 W. Atlantic Blvd.
                  Coral Springs, FL 33071

Common stock      Kenneth J. Friedman            69,733(5)             3.1%
                  c/o Accessity Corp.
                  12514 W. Atlantic Blvd.
                  Coral Springs, FL 33071

Common stock      Bruce S. Udell                 10,083(6)              .4%
                  c/o Accessity Corp.
                  12514 W. Atlantic Blvd.
                  Coral Springs, FL 33071

Common stock      John M. McIntyre               19,667(7)              .9%
                  c/o Accessity Corp.
                  12514 W. Atlantic Blvd.
                  Coral Springs, FL 33071

Common stock      Steve DeLisi                   16,971(8)              .8%
                  c/o Accessity Corp.
                  12514 W. Atlantic Blvd.
                  Coral Springs, FL 33071


Common stock      All directors & officers      932,452               37.7%
                   as a group


(1)  The percentages have been calculated in accordance with Instruction 3 to
     Item 403 of Regulation S-B. Percentage of beneficial ownership is calculated assuming 2,237,414 shares of common stock were outstanding on March 28, 2004.

(2) Includes 667 shares held by Barry Siegel as custodian for two nephews and 13 shares held directly by Barry Siegel's wife, Lisa Siegel. Both Barry and Lisa Siegel disclaim beneficial ownership of shares held by the other.

(3) Includes options held by Barry Siegel to purchase 80,000 shares of common stock exercisable within 60 days of March 28, 2004.

(4) Includes options to purchase 65,000 shares of common stock exercisable within 60 days of March 28, 2004.

(5) Includes options to purchase 12,333 shares of common stock exercisable within 60 days of March 28, 2004.

(6) Includes options to purchase 3,333 shares of common stock exercisable within 60 days of March 28, 2004.

(7) Includes options to purchase 19,667 shares of common stock exercisable within 60 days of March 28, 2004.

(8) Includes options to purchase 16,667 shares of common stock exercisable within 60 days of March 28, 2004.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In May 2002 the Company signed a five and a half year lease to occupy a new 7,300 square foot building in Coral Springs, Florida. This property is owned and operated by B & B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Ken Friedman, are members of the Company's board of directors. The terms of the lease require net rentals increasing in annual amounts from $127,000 to $168,000 plus real estate taxes, insurance and other operating expenses. The lease period commenced in October 2002 and terminates five years and six months thereafter. The

Company and the landlord each expended approximately $140,000 to complete the interior space. In addition, during July 2002, the Company pledged a $300,000 certificate of deposit with a Florida bank, (the mortgage lender to B & B Lakeview Realty Corp) as security for the Company's future rental commitments for the benefit of the landlord's mortgage lender. The certificate of deposit declines to $200,000 after the 36th month, $100,000 after the 48th month, and to zero after 60 months, as the balance of the rent commitment declines. During the 2003 Period the Company paid B&B Lakeview Realty rent payments of $127,000. The Company also accrued a payment of $20,000 as reimbursement for some insurance and tax amounts paid by B&B Lakeview during 2003. Operating expenses, insurance and taxes, as required by the lease, are generally paid directly to the providers by the Company.

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


10.2 Employment Agreement between the Company and Barry Siegel dated February 4, 2002 previously filed with the Commission and incorporated by reference hereto.

10.3 Employment Agreement between the Company and Barry J. Spiegel dated February 4, 2002 previously filed with the Commission and incorporated by reference hereto.

10.4 Employment Agreement between the Company and Philip Kart dated February 4, 2002 previously filed with the Commission and incorporated by reference hereto.

10.5 Employment Agreement between the Company and John M. McIntyre dated July 15, 2002 previously filed with the Commission and incorporated by reference hereto.

10.6 First Amendment to the Employment Agreement between the Company and Philip Kart dated November 15, 2002 previously filed with the Commission and incorporated by reference hereto.

10.7 Amended 1995 Incentive Stock Plan of Accessity Corp. previously filed with the Commission and incorporated by reference hereto.

10.8 Strategic Partnership Agreement by and among DriverShield CRM Corp., Accessity Corp., f/k/a DriverShield Corp. and ClaimsNet, Inc., dated December 17, 2002 previously filed with the Commission and incorporated by reference hereto.

10.9 Employment Agreement between Sentaur Corp., f/k/a DRVR Corp. and Steven T. DeLisi dated June 18, 2002 previously filed with the Commission and incorporated by reference hereto.

10.10 Lease Agreement dated May 28, 2002 between the Company and B & B Lakeview Realty Corp. previously filed with the Commission and incorporated by reference hereto.

10.11 First Amendment to the Lease Agreement dated July 10, 2002 between the Company and B & B Lakeview Realty Corp. previously filed with the Commission and incorporated by reference hereto.

10.12 Stock Purchase Agreement dated as of August 1, 2003 by and among American Member Corp. and Accessity Corp. previously filed as Exhibit
          10.1 with the Company's Form 10-QSB for the period ended September 30, 2003 and incorporated by reference hereto..

10.13 Employment Termination Agreement dated August 1, 2003 by and between Accessity Corp., f/k/a drivershield.com Corp. and Barry J. Spiegel previously filed as Exhibit 10.2 with the Company's Form 10-QSB for the period ended September 30, 2003 and incorporated by reference hereto..

10.14 Web Site Linking Agreement dated August 1, 2003 by and among Accessity Corp., American Member Corp. and DriverShield ADS Corp. previously filed as Exhibit 10.3 with the Company's Form 10-QSB for the period ended September 30, 2003 and incorporated by reference hereto..


13.1 Form 10-QSB for the quarter ending March 31, 2003 incorporated by reference hereto and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 2003 incorporated by reference hereto and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2003 incorporated by reference hereto and previously filed with the Commission.

14.1      Code of Ethics filed herein.

21        List of subsidiaries filed herein.

31.1 Certification of Barry Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Philip Kart, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Barry Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Philip Kart, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated November 11, 2003 disclosing a press release that announced the Company's financial results for the third quarter and nine months ended September 30, 2003.

          The Company filed a Current Report on Form 8-K dated July 15, 2003reflecting the resignation of John M. McIntyre as the President, Chief Operating Officer and a member of the Board of Directors and modification of his employment agreement.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Nussbaum Yates & Wolpow, P.C. have been engaged to perform our 2003 annual audit at a fee of $27,500, and have billed and been paid $24,000 for professional services rendered for reviews of the financial statements included in our Forms 10-QSB for the first three calendar quarters of the 2003 Period, and $1,939 in fees for professional services rendered regarding other matters. Their fee for the 2002 annual audit was $29,000, and $34,679 was paid to them for services rendered in connection with the reviews of the financial statements included in our Forms 10-QSB for the three calendar quarters of the 2002 Period. We also paid $975 to them for other matters during the 2002 Period.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Shareholders
Accessity Corp.
Coral Springs, Florida


We have audited the accompanying consolidated balance sheets of Accessity Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accessity Corp. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Melville, New York            NUSSBAUM YATES & WOLPOW, P.C.
March 4, 2004

                        ACCESSITY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                                          ASSETS

                                                                                           2003                 2002
                                                                                       ------------         ------------
Current assets:
   Cash and cash equivalents                                                           $     95,575         $    908,655
   Accounts receivable                                                                      156,096              149,685
   Investments                                                                            4,313,114            5,309,481
   Prepaid expenses and other current assets                                                114,301              334,719
                                                                                       ------------         ------------
               Total current assets                                                       4,679,086            6,702,540


Property and equipment, net                                                                 449,295              708,976
Restricted certificate of deposit                                                           300,000              300,000
Security deposits and other assets                                                           53,549               57,979
                                                                                       ------------         ------------
               Total assets                                                            $  5,481,930         $  7,769,495
                                                                                       ============         ============


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $     52,197         $    299,215
   Accrued expenses and other current liabilities                                           429,172              859,315
   Current portion of capital lease obligation                                               20,386               31,968
                                                                                       ------------         ------------
               Total current liabilities                                                    501,755            1,190,498
                                                                                       ------------         ------------
Obligations under capital lease,
    net of current portion                                                                     --                 20,415
                                                                                       ------------         ------------
Shareholders' equity (Note 1):
   Common stock, $.015 par value, authorized
     30,000,000 shares; issued 2,419,398 shares
     in 2003 and 2,349,398 shares in 2002                                                    36,291               35,241
   Preferred stock, all series, $.01 par value, authorized
     1,000,000 shares; 1,000 issued and outstanding                                              10                   10
   Additional paid-in capital                                                            11,101,178           10,977,648
   Accumulated other comprehensive income (loss),
     unrealized holding gain (loss) on investment securities                                (37,785)              14,204
   Deficit                                                                               (4,390,077)          (2,764,039)
                                                                                       ------------         ------------
                                                                                          6,709,617            8,263,064
   Less common stock held in treasury, at cost,
     181,984 shares in 2003 and 175,584 shares in 2002                                    1,729,442            1,704,482
                                                                                       ------------         ------------
               Total shareholders' equity                                                 4,980,175            6,558,582
                                                                                       ------------         ------------
               Total liabilities and shareholders' equity                              $  5,481,930         $  7,769,495
                                                                                       ============         ============

                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                         DECEMBER 31, 2003 AND 2002

                                                                                       2003                 2002
                                                                                   ------------         ------------
Revenues:
Collision repair, fees and royalties                                               $    279,734         $  2,895,001
   Hospital fees                                                                        377,809                 --
                                                                                   ------------         ------------
             Total revenues                                                             657,543            2,895,001
                                                                                   ------------         ------------
Operating expenses (income):
   Collision repair expenses                                                            102,052            2,499,570
   Sales and marketing                                                                  478,562              951,764
   General and administrative                                                         1,851,617            3,235,057
   Non-cash compensation                                                                   --               (131,666)
   Depreciation and amortization                                                        299,108              400,626
                                                                                   ------------         ------------
             Total operating expenses                                                 2,731,339            6,955,351
                                                                                   ------------         ------------
                                                                                     (2,073,796)          (4,060,350)
                                                                                   ------------         ------------
Other income (expense):
   Investment and other income                                                          226,608              402,820
   Interest expense                                                                      (4,504)             (88,503)
                                                                                   ------------         ------------
             Total other income                                                         222,104              314,317
                                                                                   ------------         ------------
Loss from continuing operations before
    provision for income taxes                                                       (1,851,692)          (3,746,033)

Provision for income tax benefit                                                           --             (2,276,619)
                                                                                   ------------         ------------
Loss from continuing operations                                                      (1,851,692)          (1,469,414)
                                                                                   ------------         ------------
Discontinued operations:
   Gain on disposal of fleet subsidiary (net of income taxes of $3,690,886)                --              2,391,482
   Income from discontinued fleet subsidiary (net of income taxes
     of $26,533)                                                                           --                 17,192
   Income from affinity services subsidiary (net of income taxes
     of $-0- in 2003 and $482,830 in 2002)                                              215,654              308,694
   Gain on disposal of affinity services subsidiary (no tax effect)                      10,000                 --
                                                                                   ------------         ------------
Income from discontinued operations                                                     225,654            2,717,368
                                                                                   ------------         ------------
Net income  (loss)                                                                 ($ 1,626,038)        $  1,247,954
                                                                                   ============         ============
Basic and diluted earnings (loss) per common share (Note 1):
  Continuing operations                                                            ($      0.84)        ($      0.67)
  Discontinued operations                                                                  0.10                 1.24
                                                                                   ------------         ------------
        Net earnings (loss)                                                        ($      0.74)        $       0.57
                                                                                   ============         ============

Basic and diluted weighted average number of common
   shares outstanding                                                                 2,195,519            2,180,062
                                                                                   ============         ============

            See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           DECEMBER 31, 2003 AND 2002

                                                                                                                     ACCUMULATED
                                           COMMON STOCK                      PREFERRED STOCK        ADDITIONAL          OTHER
                                      -------------------------           ---------------------      PAID-IN        COMPREHENSIVE
                                       SHARES          AMOUNT            SHARES       AMOUNT         CAPITAL        INCOME (LOSS)
                                      ---------    ------------           -----    ------------    ------------     ------------
Balance, January 1, 2002              2,303,331    $     34,550            --      $       --      $  9,930,444     $        680

Net income                                 --              --              --              --              --               --

Unrealized holding gain                    --              --              --              --              --             13,524

Comprehensive income                       --              --              --              --              --               --

Issuance of preferred stock                --              --             1,000              10         999,990             --

Shares tendered upon exercise
  of stock options                       46,067             691            --              --           128,060             --

Treasury shares purchased                  --              --              --              --              --               --

Non-cash compensation (credit)
  recorded for variable priced
  options                                  --              --              --              --          (131,666)            --

Options granted for services               --              --              --              --            50,820             --
                                      ---------    ------------           -----    ------------    ------------     ------------
Balance, December 31, 2002            2,349,398          35,241           1,000              10      10,977,648           14,204

Net loss                                   --              --              --              --              --               --

Add reclassification adjustment
   for realized losses included
   in net income                           --              --              --              --              --             14,919

Unrealized holding loss                    --              --              --              --              --            (66,908)

Comprehensive loss                         --              --              --              --              --               --

Exercise of stock options                63,600             954            --              --            89,711             --

Shares tendered upon exercise
  of stock options                        6,400              96            --              --            24,864             --

Options granted for services               --              --              --              --             8,955             --
                                      ---------    ------------           -----    ------------    ------------     ------------
Balance, December 31, 2003            2,419,398    $     36,291           1,000    $         10    $ 11,101,178     ($    37,785)
                                      =========    ============           =====    ============    ============     ============

                                                                                          TOTAL
                                                              TREASURY STOCK              SHARE-
                                                         ------------------------        HOLDERS'
                                      DEFICIT             SHARES        AMOUNT           EQUITY
                                   ------------          -------     ------------     ------------
Balance, January 1, 2002           ($ 4,011,993)         143,934     ($ 1,483,034)    $  4,470,647
                                                                                      ------------
Net income                            1,247,954             --               --          1,247,954

Unrealized holding gain                    --               --               --             13,524
                                                                                      ------------
Comprehensive income                       --               --               --          1,261,478

Issuance of preferred stock                --               --               --          1,000,000

Shares tendered upon exercise
  of stock options                         --             13,005         (128,751)            --

Treasury shares purchased                                 18,645          (92,697)         (92,697)

Non-cash compensation (credit)
  recorded for variable priced
  options                                  --               --               --           (131,666)

Options granted for services               --               --               --             50,820
                                   ------------          -------     ------------     ------------
Balance, December 31, 2002           (2,764,039)         175,584       (1,704,482)       6,558,582
                                                                                      ------------
Net loss                             (1,626,038)            --               --         (1,626,038)

Add reclassification adjustment
   for realized losses included
   in net income                           --               --               --             14,919

Unrealized holding loss                    --               --               --            (66,908)
                                                                                      ------------
Comprehensive loss                         --               --               --         (1,678,027)

Exercise of stock options                  --               --               --             90,665

Shares tendered upon exercise
  of stock options                         --              6,400          (24,960)            --

Options granted for services               --               --               --              8,955
                                   ------------          -------     ------------     ------------
Balance, December 31, 2003         ($ 4,390,077)         181,984     ($ 1,729,442)    $  4,980,175
                                   ============          =======     ============     ============

                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                        2003                 2002
                                                                    ------------         ------------
Cash flows used in operating activities:
   Net income (loss)                                                ($ 1,626,038)        $  1,247,954
                                                                    ------------         ------------
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization (including bond
         premium amortization)                                           318,837              488,934
       Non-cash compensation                                                --               (131,666)
       Options granted for services                                        8,955               50,820
       Gain on sale of subsidiaries                                      (10,000)          (6,082,368)
       Loss on sale of investments                                        14,919                 --
       Deferred tax asset                                                   --              1,900,000
       Changes in assets and liabilities:
         Accounts receivable                                              (6,411)             (13,235)
         Prepaid expenses and other current assets                       220,418             (167,118)
         Security deposits and other assets                                4,430              (30,416)
         Investment in net assets of discontinued operations                --                (60,022)
         Accounts payable                                               (247,018)             143,885
         Accrued expenses and other current liabilities                 (430,143)             425,519
                                                                    ------------         ------------
              Total adjustments                                         (126,013)          (3,475,667)
                                                                    ------------         ------------
              Net cash used in operating activities                   (1,752,051)          (2,227,713)
                                                                    ------------         ------------
Cash flows provided by investing activities:
   Purchase of property and equipment                                    (39,793)            (433,853)
   Proceeds from sales of subsidiaries, net                               10,000            6,174,389
   Purchase of investments                                            (5,439,087)          (8,396,026)
   Proceeds from investments                                           6,349,183            4,929,000
   Purchase of restricted certificate of deposit                            --               (300,000)
                                                                    ------------         ------------
              Net cash provided by investing activities                  880,303            1,973,510
                                                                    ============         ============

                                   (Continued)

                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                   2003                 2002
                                                               ------------         ------------
Cash flows used in financing activities:
   Payments under capital lease                                ($    31,997)        ($     9,853)
   Proceeds from exercise of stock options                           90,665                 --
   Proceeds from issuance of preferred stock                           --              1,000,000
   Purchase of treasury stock                                          --                (92,697)
                                                               ------------         ------------
              Net cash provided by financing activities              58,668              897,450
                                                               ------------         ------------
Net increase (decrease) in cash and cash equivalents               (813,080)             643,247

Cash and cash equivalents at beginning of year                      908,655              265,408
                                                               ============         ============
Cash and cash equivalents at end of year                       $     95,575         $    908,655
                                                               ============         ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes                  $       --           $     23,533
                                                               ============         ============
   Cash paid during the year for interest                      $      4,504         $      2,313
                                                               ============         ============

Supplemental disclosure of non-cash activities:
   During 2002, the Company purchased computer equipment costing $82,719, of which $62,236 was financed.
   During 2003 and 2002, the Company acquired 6,400 and 13,005 shares of treasury stock with shares tendered upon the exercise of stock options.











                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of Accessity Corp. and its wholly-owned subsidiaries (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated.

      DISCONTINUED OPERATIONS

      On February 7, 2002, the Company sold its fleet services business (see
      Note 3) and on August 1, 2003, the Company sold its affinity services business (see Note 5). The Company's consolidated statements of operations for the years ended December 31, 2003 and 2002 reflect the results of these businesses as discontinued operations. Prior to 2002, the fleet service business comprised the vast majority of the Company's business. Although the Company only reported as one business segment, the Company operated as distinct businesses with separate major lines of businesses and classes of customers. Accordingly, upon their sales, the Company determined that the fleet business and affinity services business should be reported as discontinued operations.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. The Company provides depreciation for machinery and equipment and for furniture and fixtures by the straight-line method over the estimated useful lives of the assets, principally five years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the remaining term of the lease, whichever is less. Website development costs are amortized over their estimated useful life of three years on a straight-line basis. For the year ended December 31, 2002, website development costs capitalized amounted to $76,226, of which $42,750 represented employee salary and related costs. There were no additional website development costs in 2003.

      COMMON STOCK SPLIT

      Upon approval from its shareholders at the December 15, 2003 annual shareholders' meeting, the Company effected a one-for-five reverse common stock split. This reduced, by a factor of five, all outstanding common shares, and all options, warrants or other issues convertible into common stock. Commensurately, the price per share of its common stock traded on the Nasdaq SmallCap exchange, and the effective conversion price per share of any common shares equivalents, increased by a factor of five. The Company and its shareholders effected this transaction in order to comply with the continued listing requirements of the Nasdaq SmallCap exchange which mandates a $1 price per share. The Company has been advised that it is now in compliance with the listing requirements. The effective date of the stock split was January 7, 2004. All references to common share amounts have been adjusted to reflect this stock split on a retroactive basis. The number of authorized common shares and the par value per share were not changed.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      INVESTMENTS

      Investments consist of securities available for sale, which are carried at fair value with unrealized gains or losses reported in a separate component of shareholders' equity. Realized gains or losses are determined based on the specific identification method.

      REVENUE RECOGNITION

      The Company recognizes revenue for its collision repairs, fees and royalties at the time of customer approval and completion of repair services. The Company warrants such services for varying periods ranging up to the period that the driver owns or operates the vehicle. Such warranty expense is borne by both the Company and the repair facilities; resulting from its management of the repair process, and the selection of facilities, warranty expense has not been material to the Company. The Company recognizes revenue for its medical billings recovery business at the time it receives notification that funds are collected by its hospital customers.

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

      USE OF ESTIMATES

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates relate to the income tax valuation allowance and conclusions regarding the impairment of long-lived assets. Actual results could differ from those estimates, and any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts become known.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      o   CASH AND CASH EQUIVALENTS AND RESTRICTED CERTIFICATE OF DEPOSIT

          The carrying amounts approximate fair value due to the short maturity of the instruments.

      o   INVESTMENTS

          Investment securities that are available for sale are stated at fair value as measured by quoted market price.

      o   CAPITAL LEASE OBLIGATION

          The carrying amount of the Company's capital lease obligation approximates fair value.

      ADVERTISING EXPENSE

      Advertising expenditures, which are expensed as incurred, amounted to approximately $42,000 and $196,000 in 2003 and 2002.

      STOCK COMPENSATION PLAN

      The Company accounts for its stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation expense is recognized. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan. Under the plan, the Company may grant options to its employees, directors and consultants for up to 1,200,000 shares of common stock. Incentive stock options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock ("an Affiliate"), 110% of the market price on the date of grant. The maximum term of an option is ten years, except for incentive stock options granted to an Affiliate, in which case the maximum term is five years. As of December 31, 2003, approximately 808,000 options remain available for future grants.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

      STOCK COMPENSATION PLAN (CONTINUED)

      For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2003 and 2002, respectively: annual dividends of $-0-for both years, expected volatility of 146% and 136%, risk-free interest rate of 1.13% and 1.67%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2003 and 2002 was $1.77 and $1.01, respectively.

      Under the above model, the total value of stock options granted in 2003 and 2002 was $70,763 and $1,767,498, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to five years. Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                     2003                 2002
                                                                 ------------         ------------
         Net income (loss):
           As reported                                           ($ 1,626,038)        $  1,247,954
           Stock-based compensation cost, net of
             related tax effects in 2002, that would have
             been included in the determination of net
            income if the fair value based method had
             been applied to all awards                              (562,745)            (624,269)
                                                                 ------------         ------------
           Pro forma                                             ($ 2,188,783)        $    623,685
                                                                 ============         ============


         Basic and diluted earnings (loss) per share:
           As reported                                           ($       .74)        $        .57
           Pro forma                                             ($      1.00)        $        .29

         Stock-based employee compensation
           cost, net of related tax effects, included
           in the determination of net income as
           reported                                                     $ -0-                 $-0-

                                      F-10

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that the initial measurement of a liability be at fair value. The Company elected the early adoption of SFAS 146 during 2002, and the adoption did not have a material impact on its consolidated results of operations and financial position.

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which is effective for fiscal years ending after December 15, 2002. The provisions of this statement provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, and requires disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The Company did not change its accounting method for stock-based employee compensation and, accordingly, the provisions of this new standard did not have a material impact on its consolidated results of operations and financial position.

      In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 requires consolidation by the reporting entity of variable interest entities which have certain characteristics as described therein when the reporting entity will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. If applicable, the Company would be required to apply the provisions of FIN 46 as of December 31, 2004. The Company has not made an initial determination as to whether its June 2002 leasing agreement for Florida office space with a related party, (See Note 14), represents an interest in a variable interest entity, and has not determined the effect, if any, on its financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

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

      The Company offered collision repair management services during 2002 for the insurance industry through a website on the Internet. Revenues for such services commenced in December 2001. However, under a strategic partnership, effective January 2, 2003 (see Note 4), the Company transferred the operating responsibilities and management of this business to a third party and, upon the completion of active or in-process claims that were the Company's responsibility during the first half of 2003, it is no longer engaged in collision repair management, but will remain in the business through the licensing described in Note 4. The Company's remaining automotive business that provided automobile affinity services for individuals was sold to the president of that subsidiary (see Note 5). The Company believes that it operated its automotive-related businesses in one operating segment.

      In the third quarter of 2002, the Company began a new business engaged in medical billing recovery which is managed as a separate segment. The business seeks to recoup inappropriate discounts taken from hospital billings by institutional or insurance payors. The Company has signed contracts with a number of hospitals throughout the United States, and during 2003, collected in excess of $1 million on their behalf. Costs associated with this business are expensed as incurred.

      The Company is subject to credit risk through trade receivables. The Company does not obtain collateral or other security for its receivables. Such risk is minimized through contractual arrangements with its customers, as well as the size and financial strength of its customers. Based upon the Company's continuing operations, four customers accounted for substantially all of the Company's sales in 2003 and its receivables at December 31, 2003. Two customers accounted for 26% and 59%, respectively, of the Company's sales in 2002 and 6% and 39% of its receivables, respectively, at December 31, 2002.

      The Company is also subject to credit risk through investments which are held at one brokerage firm and are not fully insured by the Securities Investor Protection Corporation. The Company has no financial instruments with significant off-balance-sheet risk.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

3.    DISCONTINUED OPERATIONS - SALE OF COLLISION REPAIR AND FLEET SERVICES
      ---------------------------------------------------------------------
      BUSINESS
      --------

      On February 4, 2002, the Company's shareholders approved the sale of all the outstanding shares of a wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), its collision repair and fleet services business, to PHH Vehicle Management Services, LLC d/b/a PHH Arval ("PHH"), a subsidiary of the Cendant Corporation (NYSE symbol "CD") for $6.3 million in cash, in accordance with a Stock Purchase Agreement (the "Purchase Agreement") dated October 29, 2001 and, pursuant to the Preferred Stock Purchase Agreement of the same date, approved the sale of $1.0 million of the Company's convertible preferred stock to PHH, comprising 1,000 shares (see
      Note 12). These transactions were consummated on February 7, 2002. The Company recorded a pre-tax gain on the sale of FS of approximately $6.1 million.

      The accompanying consolidated statements of operations have been presented to reflect the sale of the fleet business as discontinued operations. Operating results of the discontinued fleet services operations for the year ended December 31, 2002, to the date of sale, are summarized as follows:
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
                                                             ============

4.    STRATEGIC PARTNERSHIP FOR INSURANCE BUSINESS

      In December 2002, the Company entered into a Strategic Partnership Agreement (the "Partnership Agreement"), effective January 2, 2003, with ClaimsNet, Inc. ("ClaimsNet"), a wholly-owned subsidiary of the CEI Group, Inc. ("CEI"), a Pennsylvania corporation, in which ClaimsNet assumed the responsibilities of operations and management of DriverShield CRM, the business that provided insurance carriers with collision repair management for their insureds. During 2003, the Company processed those claims that were initiated prior to the effective date, and ClaimsNet assumed responsibility for new repairs. The Company granted an exclusive license of its technology, including its website software, which enables insurance customers to access the vehicle claims management system via the Internet, and a non-transferable license of its network of repair facilities, as well as training of its processing methodologies, in order for ClaimsNet to fulfill its obligations under the Partnership Agreement. ClaimsNet agreed to pay royalties to the Company equivalent to 25% of vendor referral fees and 50% of administrative fees, as defined, on all existing customers, beginning in March and February 2003, respectively, and 15% of all administrative and vendor referral fees for all new customers that use the licensed technology to have their vehicles repaired. The term of the Partnership Agreement is for a five-year period, with a two-year renewal, unless terminated ninety days prior to the end of the then-current term.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

4.    STRATEGIC PARTNERSHIP FOR INSURANCE BUSINESS (CONTINUED)
      --------------------------------------------------------

      Additionally, ClaimsNet has an option to purchase the business commencing on January 1, 2007 for a purchase price equal to the total royalties paid for the previous twenty-four months. Upon completion of those repairs that the Company processed during the first part of 2003, the Company is no longer directly responsible for auto repairs, but remains liable for automobile repair warranties provided. Historically, warranty costs have not been significant. Total royalties earned by the Company during 2003 amounted to $162,693.

      As of December 31, 2003, the net book value of the website development costs amounted to approximately $104,000, and the Company has determined that such costs are not impaired due to the anticipated cash flows from the Partnership Agreement.


5.    DISCONTINUED OPERATIONS OF AUTOMOBILE AFFINITY SERVICES BUSINESS AND SALE
      -------------------------------------------------------------------------
      TO RELATED PARTY
      ----------------

      Upon approval of its board of directors, the Company negotiated a Stock Purchase Agreement ("the ADS Agreement"), effective August 1, 2003, for the sale of all of the outstanding shares of its wholly owned subsidiary, DriverShield ADS Corp. ("ADS") to an employee who is the president of this business. Under the terms of the ADS Agreement, the Company received a one-time fee of $10,000 on September 30, 2003, plus it received reimbursement for its legal fees of approximately $10,000 incurred for this sale. As a component of the transaction, the individual purchaser also agreed to forego all future rights to receive compensation and other benefits associated with his employment contract, which was to expire in December 2004, but terminated on July 31, 2003. All of the employee and related costs of the ADS business were borne by the purchaser as of the effective date, and the Company has no continuing management of, or responsibility for, the operations. The net liabilities of the business at the closing date, of approximately $31,000, consisting of primarily accounts receivable and payable, were retained by the Company.

      The purchaser of the ADS business is one of the four directors of the Company, and a significant shareholder.

      The operating results of the affinity services business have been presented as discontinued operations in the accompanying financial statements. The Company recorded a net gain of $10,000 on the transaction in the quarter ended September 30, 2003.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

5.    DISCONTINUED OPERATIONS OF AUTOMOBILE AFFINITY SERVICES BUSINESS AND SALE
      -------------------------------------------------------------------------
      TO RELATED PARTY (CONTINUED)
      ----------------------------

      Operating results during the periods ended December 31, 2003 and 2002, for the discontinued affinity services operations, through the date of its sale on August 1, 2003, were as follows:

                                                     2003               2002
                                                 ------------       ------------
         Revenues                                $    419,417       $  1,123,436

         Cost of sales, selling, general
             and administrative expenses              203,763            331,912
                                                 ------------       ------------
         Income from discontinued affinity
             services subsidiary, pre-tax        $    215,654       $    791,524
                                                 ============       ============

6.    INVESTMENTS
      -----------

        AT DECEMBER 31, 2003:
                                                                               UNREALIZED
                                                                FAIR             HOLDING
                                              COST              VALUE            (LOSS)
                                           ----------        ----------        ----------
          Fixed income mutual funds        $4,350,899        $4,313,114        ($  37,785)
                                           ----------        ----------        ----------

         AT DECEMBER 31, 2002:
                                                                               UNREALIZED
                                                                FAIR             HOLDING
                                              COST              VALUE             GAIN
                                           ----------        ----------        ----------
          Fixed income mutual funds        $1,984,759        $1,985,362        $      603
          Corporate debt securities         3,310,518         3,324,119            13,601
                                           ----------        ----------        ----------
                                           $5,295,277        $5,309,481        $   14,204
                                           ==========        ==========        ==========

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

7.    PROPERTY AND EQUIPMENT AND ASSET IMPAIRMENT
      -------------------------------------------

      PROPERTY AND EQUIPMENT
                                                 2003              2002
                                              ----------        ----------
         Machinery and equipment              $  500,090        $  630,564
         Furniture and fixtures                   35,594           142,769
         Leasehold improvements                  140,855           143,746
         Website development costs               291,654           615,642
                                              ----------        ----------
                                                 968,193         1,532,721
         Less accumulated depreciation
           and amortization                      518,898           823,745
                                              ----------        ----------
                                              $  449,295        $  708,976
                                              ==========        ==========

      During 2003 and 2002, the Company wrote off certain fully depreciated property and equipment aggregating $586,899 and $630,710.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows or appraised values, depending upon the nature of the assets.

8.    CAPITAL LEASE OBLIGATION
      ------------------------

      In August 2002, the Company entered into a lease agreement containing a bargain purchase option for computer equipment. Obligations under the capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at an interest rate of 12.96%. The remaining capital lease obligation of $20,386 is payable during 2004 and presented as a current obligation in the financial statements at December 31, 2003.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

9.    EARNINGS (LOSS) PER COMMON SHARE
      --------------------------------

      Basic earnings (loss) per common share are computed by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised. The computation of diluted earnings (loss) per common share in 2003 and 2002 excludes the effect of the assumed exercise of approximately 517,000 and 920,000 stock options and warrants, and the assumed conversion of preferred stock that was outstanding as of December 31, 2003 and 2002 because the effect would be anti-dilutive.

      Basic and diluted earnings (loss) per common share is calculated as follows:

                                  Income
                                  (Loss)             Shares         Per-Share
                               (Numerator)        (Denominator)       Amount
                              ------------          ---------      ------------
       2003 - Net Loss        ($ 1,626,038)         2,195,519      ($       .74)
                              ------------          ---------      ------------

       2002 - Net Income      $  1,247,954          2,180,062      $        .57
                              ------------          ---------      ------------

10.   STOCK OPTIONS
      -------------

      VARIABLE-PRICED OPTIONS

      In October 1999, the Company repriced certain options granted to employees and third parties, representing the right to purchase 440,000 shares of common stock. The grants gave the holders the right to purchase common stock at prices ranging from $5.00 to $6.20 per share. The options were repriced at prices ranging from $3.75 to $4.15 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). Pursuant to FASB Interpretation No. 44, the Company accounts for these modified option awards as variable from the date of the modification to the date the awards are exercised, forfeited, or expire unexercised. As of December 31, 2003, all of these options, except for 33,334, were either forfeited or expired. There was no charge or credit for the year ended December 31, 2003 as the price per share of common stock remained below the exercise price. For the year ended December 31, 2002, $132,000 in non-cash compensation credits (income) were recorded, resulting from a decrease in the price per share.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

10.   STOCK OPTIONS (CONTINUED)
      -------------------------

      NON-INCENTIVE STOCK OPTION AGREEMENTS

      The Company has non-incentive stock option agreements with six of its directors and/or officers.

      SUMMARY

      Stock option transactions are summarized as follows:

                                                                                             Weighted
                                                          Number          Exercise            Average
                                                            of              Price             Exercise
                                                          Shares            Range              Price
                                                         --------       --------------         -----
        Options outstanding, January 1, 2002              644,733       $1.56 - $18.75         $4.40

        Options granted                                   356,000       $2.55 - $ 9.00         $7.15

        Options canceled                                 (239,333)      $1.56 - $15.95         $6.20

        Options exercised                                 (46,067)      $1.56 - $ 3.75         $2.80
                                                         --------
        Options outstanding, December 31, 2002            715,333       $1.51 - $18.75         $5.35

        Options granted                                    40,000               $ 6.25         $6.25

        Options canceled                                 (293,000)      $1.56 - $18.75         $5.37

        Options exercised                                 (70,000)      $1.56 - $ 1.72         $1.65
                                                         --------
        Options outstanding, December 31, 2003            392,333       $1.56 - $10.65         $6.00
                                                         --------
        Options exercisable, December 31, 2002            384,666       $1.56 - $18.75         $4.15
                                                         --------
        Options exercisable, December 31, 2003            219,000       $1.56 - $10.65         $5.15
                                                         --------

      The following table summarizes information about options outstanding and exercisable at December 31, 2003:

                                            Options Outstanding                                  Options Exercisable
                            -----------------------------------------------------              ------------------------
                                                      Weighted
                                                       Average           Weighted                              Weighted
         Range of                                     Remaining           Average                               Average
         Exercise              Number                Contractual         Exercise                Number        Exercise
          Prices            Outstanding              Life (Years)          Price               Exercisable       Price
          ------            -----------              ------------          -----               -----------       -----
      $1.56 - $ 5.00          111,666                     2.00             $3.26                 108,333         $3.24
      $5.50 - $ 7.45          167,667                     3.49             $6.42                  71,000         $6.38
      $8.00 - $10.65          113,000                     3.03             $8.07                  39,667         $8.20
                              -------                                                            -------
                              392,333                                                            219,000
                              =======                                                            =======

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

11.   COMMON STOCK AND STOCK WARRANTS
      -------------------------------

      In July 2001, the Company issued 20,000 shares of its common stock to an individual in consideration of a consulting agreement covering a one-year period ending June 30, 2002. The Company recorded the cost of the services based on the price per share of its common stock at the date of their issuance, aggregating $150,000, and amortized the cost over the term of the contract.

      During 2001, the Company granted warrants to acquire 20,000 shares of its common stock at $2.65 per share, and an additional 5,000 warrants to acquire 5,000 shares of its common stock at $4.35 per share (the fair market values at the dates of the grants) in consideration for certain consulting services. The warrants expire in 2006. The Company recorded consulting expense in the amount of $9,000, which was equal to the value of the services provided.

      In December 1997, the Company raised $2,330,813 through the private placement issuance of 116,250 units at $20.05 per unit. Each unit included one warrant. In 2002, these warrants expired unexercised.

      A $10 million equity funding commitment, which provided the Company the option of drawing equity financing against an available line, expired in November 2001, and was unused during its twelve- month duration. The financing source was provided warrants to purchase 13,794 of the Company's common stock, at $10.85 per share, in exchange for providing this line. In 2002, these warrants expired unexercised.

      On June 27, 2002, the Company's Board of Directors authorized a common stock repurchase program whereby up to 100,000 shares of the Company's common stock may be purchased in open market transactions over the following 24 months. As of December 31, 2002, 18,645 shares had been repurchased under the program for amounts aggregating $92,697.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

12.   PREFERRED STOCK AND PREFERRED STOCK PURCHASE RIGHTS
      ---------------------------------------------------

      Pursuant to the Preferred Stock Purchase Agreement between the Company and PHH as part of its purchase of the fleet business in February 2002 (Note
      3), PHH invested $1.0 million to acquire 1,000 shares of the Company's Series A convertible preferred stock, par value of $.01 per share (the "Preferred Shares"). The Preferred Shares can be converted, at the holder's discretion, into 100,000 shares of the Company's common stock (subject to adjustments for stock splits, recapitalization and anti-dilution provisions). Other key terms of the Preferred Shares include voting rights, together with the common shareholders, on all matters, and separately on certain specified matters; a liquidation preference equal to 125% of their initial investment paid only in the event of dissolution of the Company; the nomination of one board member; certain pre-emptive rights and registration rights; and the approval of Preferred Shares for certain corporate actions. PHH has not exercised its right to nominate a board member.

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

      On December 28, 1998, the Board of Directors also adopted a Rights Agreement ("the Agreement"). Under the Agreement, each share of the Company's common stock carries with it one preferred share purchase right ("Rights"). The Rights themselves will at no time have voting power or pay dividends. The Rights become exercisable (1) when a person or group acquires 20% or more of the Company's common stock (10% in the case of an Adverse Person as defined) and an additional 1% or more in the case of acquisitions by any shareholder with beneficial ownership of 20% or more on the record date (10% in the case of an Adverse Person as defined) or
      (2) on the tenth business day after a person or group announces a tender offer to acquire 20% or more of the Company's common stock (10% in the case of an Adverse Person as defined). When exercisable, each Right entitles the holder to purchase 1/1000 of a share of the JPPS at an exercise price of $137.50 per 1/1000 of a share, subject to adjustment.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

13.   EMPLOYEE BENEFIT PLAN
      ---------------------

      The Company has a 401(k) profit sharing plan for the benefit of all eligible employees as defined in the plan documents. The plan provides for voluntary employee salary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may, at its discretion, match within prescribed limits, the contributions of the employees or, in certain circumstances, may make additional contributions in order to retain the tax exempt status of the plan. Employer contributions to the plan amounted to approximately $11,000 in 2003 and $14,000 in 2002.


14.   COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
      ------------------------------------------------------------

      OPERATING LEASES

      The Company's lease of office space that it formerly occupied in New York, and in its new headquarters in Florida, require minimum rentals as well as common area maintenance and other expenses including property insurance and real estate taxes. Until the lease terminated in June 2002, a portion of its New York premises was under a sublease agreement. Sublease income was approximately $22,000 in 2002.

      In May 2002, the Company signed a five and a half year lease to occupy a new 7,300 square foot building in Coral Springs, Florida. This property is owned and operated by B&B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Ken Friedman, are members of the Company's Board of Directors. The terms of the lease require net rental payments plus property insurance and real estate taxes. The lease term commenced in October 2002. The Company and the property owners each expended approximately $140,000 to complete the interior space. In addition, during July 2002, the Company established a $300,000 interest-bearing certificate of deposit with a Florida bank (the mortgage lender to B&B Lakeview Realty Corp.) as collateral for its future rental commitments. The certificate of deposit declines to $200,000 after the 36th month, $100,000 after the 48th month, and to zero after 60 months, as the balance of the rent commitment declines. During 2003, the Company paid rental costs of approximately $127,000 to this related party, and accrued an additional $20,000 as reimbursement for facility expenses paid by the related party. The Company has a security deposit of $22,000 held by the related party.

      Occupancy expense under the rental arrangements, including common area maintenance, property insurance and real estate taxes, was $177,000 in 2003 and $180,000 in 2002.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

14.   COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)
      ------------------------------------------------------------------------

      OPERATING LEASES (CONTINUED)

      The Company's future minimum rental commitments payable to the related party are as follows:

                         2004                                       $ 137,000
                         2005                                         146,000
                         2006                                         157,000
                         2007                                         168,000
                       Thereafter                                      44,000
                                                                    ---------
                                                                    $ 652,000
                                                                    =========
      CAPITAL LEASE

      The Company leases certain computer equipment with a lease term through 2004. Obligations under the capital lease have been recorded in the accompanying financial statements at the present value of future minimum lease payments. The capitalized cost included in property and equipment is $82,719. Accumulated depreciation on the equipment at December 31, 2003 was $16,544.

      The future minimum lease payments under the capital lease are as follows:

             December 31, 2004                                      $  21,750

             Less amount representing
               interest and fees                                        1,364
                                                                    ---------
             Present value of future minimum
               lease payments                                       $  20,386
                                                                    =========

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

14.   COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)
      ------------------------------------------------------------------------

      EMPLOYMENT CONTRACTS

      At December 31, 2003, the Company has employment contracts with its two principal officers, which expire on December 31, 2004. The agreements provide minimum annual salaries of $300,000 to the Chief Executive Officer ("CEO"), and $155,000 to the Chief Financial Officer ("CFO"). The CEO's contract also specified a one-time bonus award of $250,000 plus 50,000 additional stock options in recognition of the sale of the fleet business in February 2002. In connection with these employment contracts, 140,000 options were granted in February 2002. In addition, another subsidiary of the Company has an employment agreement with its President that commenced on September 3, 2002, and expires on December 31, 2004, providing a base salary of $175,000 plus performance bonus, and he has been granted 50,000 stock options. During 2003, employment contracts with the Company's former President and another subsidiary President were terminated.

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

      LITIGATION

      In January 2003, the Company was served with a complaint filed by Mr. Gerald Zutler, its former President and Chief Operating Officer, alleging, among other things, that the Company breached his employment contract, that there was fraudulent concealment of the Company's intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. Mr. Zutler is seeking damages aggregating $2.25 million, plus punitive damages and reasonable attorney's fees. Management believes that the Company properly terminated Mr. Zutler's employment for cause, and intends to vigorously defend this suit. Answer to the complaint was served by the Company on February 28, 2003. In 2003, Mr. Zutler filed a motion to have our attorney removed from the case on the basis that he would call our attorney as a witness. The motion was granted by the court, but the Company has appealed that ruling and the action is stayed pending determination of the appeal. The Company has filed a claim with its insurance carrier under its directors and officers and employment practices' liability policy. The carrier has agreed to cover certain portions of the claim as they relate to Mr. Siegel. The policy has a $50,000 deductible and a liability limit of $3,000,000 per policy year. At the present time, the carrier has agreed to cover the portion of the claim that relates to Mr. Siegel and has agreed to a fifty percent allocation of expenses.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

14.   COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)
      ------------------------------------------------------------------------

      LITIGATION (CONTINUED)

      Therefore, the Company must incur $100,000 of legal expenses to satisfy the policy deductible before the carrier commences reimbursing the Company for fifty percent of the legal defense and/or any possible recovery in favor of the plaintiff.

      The Company filed a Demand for Arbitration against Presidion Solutions, Inc., ("Presidion"), alleging that Presidion breached the terms of the Memorandum of Understanding (the "Memorandum") between the Company and Presidion, dated January 17, 2003. The Company is seeking a break-up fee of $250,000 pursuant to the terms of the Memorandum, alleging that Presidion breached the Memorandum by wrongfully terminating the Memorandum. Additionally, the Company is seeking its out-of-pocket costs of due diligence, amounting to approximately $37,000. Presidion has filed a counterclaim against the Company, alleging that the Company had breached the Memorandum and, therefore, owes Presidion a break-up fee of $250,000. The Company believes that the claim alleged by Presidion is without merit. The case was heard before the American Arbitration Association in Broward County, Florida in late February 2004. A decision is expected during the second quarter of 2004.

      No provision for any loss has been made with respect to either of the above matters.

      In addition, the Company has filed a lawsuit seeking damages in excess of $100,000,000 as a result of discovery conducted in connection with the Presidion matter described above, against Presidion's investment bankers, Mercator Group, LLC and related parties ("Mercator") and Taurus Global LLC ("Taurus"), ("the defendants"), alleging that these parties tortiously interfered in the transaction between the Company and Presidion. Mercator has made a motion to dismiss this action with a hearing pending some time in the future. The Company has obtained a default judgment against Taurus and intends to enforce this judgment. The final outcome of the Mercator action will most likely take an indefinite time to resolve. The Company currently has limited information regarding the financial condition of the defendants and the extent of their insurance coverage. Therefore, it is possible that the Company may prevail but may not be able to collect the judgment.

15.   CLOSURE OF NEW YORK OFFICE
      --------------------------

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

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

16.   SEGMENT INFORMATION
      -------------------

      The Company currently reports two segments, medical and automotive. As described in Note 4, however, the Company participates in the automotive segment only through a profit-sharing arrangement; it no longer operates, or has liability for, the current activities of the automotive segment, which is under the managerial autonomy of ClaimsNet pursuant to its contractual arrangement with the Company. The Company manages these segments separately since each services different markets and users.

      All of the Company's revenues are derived from customers within the continental United States. Segment information as of and for the years ended December 31, 2003 and 2002, follows:

                                                2003                 2002
                                            ------------         ------------
         Revenue:
            Automotive                      $    280,000         $  2,895,000
            Medical                              378,000                 --
                                            ------------         ------------
                  Consolidated total        $    658,000         $  2,895,000
                                            ============         ============

         Segment profit (loss):
            Automotive                      $      8,000         ($   760,000)
            Medical                             (195,000)            (182,000)
            Other, corporate                  (1,665,000)          (2,804,000)
                                            ------------         ------------
                  Consolidated total        ($ 1,852,000)        ($ 3,746,000)
                                            ============         ============

      Segment profit (loss) is from continuing operations before provision for income taxes (benefit).

         Identifiable assets:
            Automotive                      $    130,000         $    303,000
            Medical                              145,000                3,000
            Other, corporate                   5,207,000            7,463,000
                                            ------------         ------------
                  Consolidated total        $  5,482,000         $  7,769,000
                                            ============         ============

      The Company does not allocate taxes, investment and other income, interest expense, or general and administrative expenses to its individual segments. The segment profit (loss) shown above reflects those costs that are directly and specifically identifiable with the operating activities of the segment.

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

16.   SEGMENT INFORMATION (CONTINUED)
      -------------------------------

                                                2003                 2002
                                            ------------         ------------
         Capital expenditures::
            Automotive                      $       --           $    114,000
            Medical                               17,000                 --
            Other, corporate                      23,000              382,000
                                            ------------         ------------
                  Consolidated total        $     40,000         $    496,000
                                            ============         ============

         Depreciation and amortization:
            Automotive                      $    155,000         $    201,000
            Medical                                2,000                 --
            Other, corporate                     142,000              200,000
                                            ------------         ------------
                  Consolidated total        $    299,000         $    401,000
                                            ============         ============

17.   INCOME TAXES
      ------------

      The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

      At December 31, 2003 and 2002, the Company has a net operating loss carryforward of approximately $3,600,000 and $2,000,000. At December 31, 2003 and 2002, the Company has provided a valuation allowance for the full amount of its deferred tax asset since it is more likely than not that the Company will not realize the benefit.

      At December 31, 2003, the Company's net operating loss carryforwards are scheduled to expire as follows:

             Year ended December 31,

                       2018                              $  642,000
                       2019                                 946,000
                       2021                                 439,000
                       2023                               1,573,000
                                                         ----------
                                                         $3,600,000
                                                         ==========

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

17.   INCOME TAXES (CONTINUED)
      ------------------------

      Income tax expense (benefit) was allocated as follows:

                                                   2003            2002
                                               ------------    ------------
         Loss from continuing operations       $    --         ($ 2,276,619)

         Income from discontinued operations        --            4,200,249
                                               ------------    ------------
         Income tax expense                    $    --         $  1,923,630
                                               ============    ============



      Income tax expense (benefit) from continuing operations was comprised of the following:

                                                  2003                 2002
                                              ------------         ------------
         Current tax expense, state and local $       --           $     23,630
                                              ------------         ------------
         Deferred benefit:
           Federal                                    --             (1,955,211)
           State and local                            --               (345,038)
                                              ------------         ------------
                                                      --             (2,300,249)
                                              ------------         ------------
         Income tax (benefit)                 $       --           ($ 2,276,619)
                                              ============         ============


      A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) on earnings (loss) from continuing operations is as follows:

                                                                 2003                                  2002
                                                   -----------------------------          -----------------------------
                                                      AMOUNT                 %               Amount                 %
                                                   ------------            -----          ------------            -----
         Expected tax (benefit) at U.S.
           statutory rate                          ($   629,575)           (34.0%)        ($ 1,273,651)           (34.0%)

         State taxes, net of Federal effect                --               --                   6,471               .2

         Intraperiod allocation to adjust
           effective tax rate                              --               --              (1,009,439)           (26.9)

         Operating losses generating no
           current tax benefit                          629,575             34.0                  --               --
                                                   ------------            -----          ------------            -----
         Income tax expense (benefit)              $       --               --            ($ 2,276,619)           (60.7%)
                                                   ============            =====          ============            =====

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

17.   INCOME TAXES (CONTINUED)
      ------------------------

      Deferred tax assets and liabilities consist of the following:

                                                   2003              2002
                                               ------------      ------------
         Deferred tax assets:
           Net operating loss carryforwards    $  1,350,000      $    750,000

           Deferred compensation                       --              40,000
           Other                                     10,000              --
                                               ------------      ------------

                                                  1,360,000           790,000
         Deferred tax liability, other                 --             (20,000)
                                               ------------      ------------

                                                  1,360,000           770,000
         Valuation allowance                     (1,360,000)         (770,000)
                                               ------------      ------------
         Deferred tax asset                    $       --        $       --
                                               ============      ============

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ACCESSITY CORP



By:  /s/ Barry Siegel                           Date: March 29, 2004
     --------------------
     Barry Siegel
     Chairman of the Board of Directors,
     President and
     Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Barry Siegel                           Date: March 29, 2004
     -------------------
     Barry Siegel
     Chairman of the Board of Directors,
     President, and
     Chief Executive Officer,

By:  /s/ Barry J. Spiegel                       Date: March 29, 2004
     -----------------------
     Barry J. Spiegel
     Director

By:  /s/ Philip Kart                            Date: March 29, 2004
     ------------------
     Philip Kart
     Senior Vice President, Secretary,
     Treasurer and Chief Financial Officer

By:  /s/ Kenneth J. Friedman                    Date: March 29, 2004
     --------------------------
     Kenneth J. Friedman
     Director

By:  /s/ Bruce S. Udell                         Date: March 29, 2004
     ---------------------
     Bruce S. Udell
     Director

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


10.2 Employment Agreement between the Company and Barry Siegel dated February 4, 2002 previously filed with the Commission and incorporated by reference hereto.

10.3 Employment Agreement between the Company and Barry J. Spiegel dated February 4, 2002 previously filed with the Commission and incorporated by reference hereto.

10.4 Employment Agreement between the Company and Philip Kart dated February 4, 2002 previously filed with the Commission and incorporated by reference hereto.

10.5 Employment Agreement between the Company and John M. McIntyre dated July 15, 2002 previously filed with the Commission and incorporated by reference hereto.

10.6 First Amendment to the Employment Agreement between the Company and Philip Kart dated November 15, 2002 previously filed with the Commission and incorporated by reference hereto.

10.7 Amended 1995 Incentive Stock Plan of Accessity Corp. previously filed with the Commission and incorporated by reference hereto.

10.8 Strategic Partnership Agreement by and among DriverShield CRM Corp., Accessity Corp., f/k/a DriverShield Corp. and ClaimsNet, Inc., dated December 17, 2002 previously filed with the Commission and incorporated by reference hereto.

10.9 Employment Agreement between Sentaur Corp., f/k/a DRVR Corp. and Steven T. DeLisi dated June 18, 2002 previously filed with the Commission and incorporated by reference hereto.

10.10 Lease Agreement dated May 28, 2002 between the Company and B & B Lakeview Realty Corp. previously filed with the Commission and incorporated by reference hereto.

10.11 First Amendment to the Lease Agreement dated July 10, 2002 between the Company and B & B Lakeview Realty Corp. previously filed with the Commission and incorporated by reference hereto.

10.12 Stock Purchase Agreement dated as of August 1, 2003 by and among American Member Corp. and Accessity Corp. previously filed as Exhibit
          10.1 with the Company's Form 10-QSB for the period ended September 30, 2003 and incorporated by reference hereto.

10.13 Employment Termination Agreement dated August 1, 2003 by and between Accessity Corp., f/k/a drivershield.com Corp. and Barry J. Spiegel previously filed as Exhibit 10.2 with the Company's Form 10-QSB for the period ended September 30, 2003 and incorporated by reference hereto.

10.14 Web Site Linking Agreement dated August 1, 2003 by and among Accessity Corp., American Member Corp. and DriverShield ADS Corp. previously filed as Exhibit 10.3 with the Company's Form 10-QSB for the period ended September 30, 2003 and incorporated by reference hereto.


13.1 Form 10-QSB for the quarter ending March 31, 2003 incorporated by reference hereto and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 2003 incorporated by reference hereto and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2003 incorporated by reference hereto and previously filed with the Commission.

14.1      Code of Ethics filed herein.

21        List of subsidiaries filed herein.

31.1 Certification of Barry Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Philip Kart, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Barry Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Philip Kart, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002