Form 10QSB
period 2004-03-31
ACCESSITY CORP
filed 2004-05-17
CIK 778164

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 2004
                                         --------------




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

     As of May 10, 2004 the issuer had outstanding a total of 2,237,414 shares of common stock.

     Transitional Small Business Format (check one) Yes[_] No[X]

================================================================================

                                 ACCESSITY CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2004

                                    CONTENTS


                                                                            PAGE
                                                                            ----

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet
               As of March 31, 2004 (Unaudited)                               3

          Condensed Consolidated Statements of Operations and
               Comprehensive Loss
               (Unaudited) for the Three Months ended
               March 31, 2004 and 2003                                        4


          Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Three Months ended
               March 31, 2004 and 2003                                        5

          Notes to Condensed Consolidated Financial                           6
               Statements

Item 2.   Management's Discussion and Analysis                               13

Item 3.   Controls and Procedures                                            15

Part II.  OTHER INFORMATION                                                  16


Item 6.   Exhibits and Reports on Form 8-K                                   16

          Certifications                                                     17

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 ACCESSITY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS
Current assets:
      Cash and cash equivalents                                                           $    108,686
      Accounts receivable                                                                      101,757
      Investments                                                                            3,952,979
      Prepaid expenses and other current assets                                                124,669
                                                                                          ------------

                       Total current assets                                                  4,288,091

Investments                                                                                       --
Property and equipment, net of accumulated depreciation                                        381,226
Restricted certificate of deposit                                                              300,000
Security deposits and other assets                                                              53,549
                                                                                          ------------

                       Total assets                                                       $  5,022,866
                                                                                          ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                    $    126,498
      Accrued expenses and other current liabilities                                           329,553
      Capital lease obligation                                                                  11,769
                                                                                          ------------

                       Total current liabilities                                               467,820
                                                                                          ------------

Shareholders' equity:
      Common stock, $.015 par value, authorized 30,000,000
                   shares; issued 2,419,398                                                     36,291
      Preferred stock, $.01 par value, authorized 1,000,000
                   shares; 1,000 issued and outstanding; liquidation preference of
                   $1.25 million                                                                    10
      Additional paid-in capital                                                            11,101,178
      Accumulated other comprehensive loss, unrealized holding
                   loss on investment securities                                               (38,924)
      Deficit                                                                               (4,814,067)
                                                                                          ------------

                                                                                             6,284,488
      Less common stock held in treasury, at cost,
                   181,984 shares                                                            1,729,442
                                                                                          ------------

      Total shareholders' equity                                                             4,555,046
                                                                                          ------------

                       Total liabilities and shareholders' equity                         $  5,022,866
                                                                                          ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                     Three Months Ended,
                                                                                MARCH 31             March 31
                                                                                  2004                 2003
                                                                              ------------         ------------
Revenue:
       Collision repairs, fees and royalties                                  $     40,578         $    141,260
       Hospital fees                                                               185,673                 --
                                                                              ------------         ------------

                       Total revenues                                              226,251              141,260
                                                                              ------------         ------------

Operating expenses:
       Collision repair expenses                                                      --                 97,514
       Sales and marketing                                                         106,239              139,077
       General and administrative                                                  525,366              497,082
       Depreciation and amortization                                                58,920               84,265
                                                                              ------------         ------------

                       Total operating expenses                                    690,525              817,938
                                                                              ------------         ------------

                                                                                  (464,274)            (676,678)

Investment and other income, net of interest expense                                40,285               42,163
                                                                              ------------         ------------

Loss from continuing operations                                                   (423,989)            (634,515)

Discontinued operations (Note 5):
       Income from affinity services subsidiary (no tax effect)                       --                141,076
                                                                              ------------         ------------
Net loss                                                                          (423,989)            (493,439)

Other comprehensive gain (loss) - unrealized gain (loss) on
       marketable securities, net of reclassification adjustments                   (1,139)             (19,682)
                                                                              ------------         ------------
Comprehensive loss                                                            $   (425,128)        $   (513,121)
                                                                              ============         ============

Basic and diluted earnings (loss) per common share:
       Continuing operations                                                  $      (0.19)        $      (0.29)
       Discontinued operations                                                        0.00                 0.06
                                                                              ------------         ------------
                       Net Loss                                               $      (0.19)        $      (0.23)
                                                                              ============         ============

Basic and diluted weighted average number of common shares outstanding           2,237,414            2,173,815
                                                                              ============         ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                MARCH 31             March 31
                                                                                  2004                 2003
                                                                              ------------         ------------
Cash flows provided by (used in) operating activities:
      Net income (loss)                                                       $   (423,989)        $   (493,439)
                                                                              ------------         ------------
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Depreciation and amortization (including bond premium
              amortization)                                                         58,920               93,342
            Loss on sale of investments                                              3,696               14,922
            Options granted for services                                              --                  8,955
            Changes in assets and liabilities:
                 Accounts receivable                                                54,339              (25,340)
                 Prepaid expenses and other assets                                 (10,368)             233,116
                 Accounts payable                                                   74,301             (181,567)
                 Accrued expenses and other current liabilities                    (89,347)            (407,831)
                                                                              ------------         ------------
                   Total adjustments                                                91,541             (264,403)
                                                                              ------------         ------------
                   Net cash provided by (used in) operating activities            (332,448)            (757,842)
                                                                              ------------         ------------

Cash flows provided by (used in) investing activities:
         Purchase of property and equipment                                         (1,125)             (21,220)
         Proceeds from sale of investments                                         400,000            2,476,237
         Purchase of investments                                                   (44,699)          (2,486,497)
                                                                              ------------         ------------

              Net cash provided by (used in) investing activities                  354,176              (31,480)
                                                                              ------------         ------------

Cash flows provided by (used in) financing activities,
         payments under capital lease                                               (8,617)              (7,720)
                                                                              ------------         ------------


Net increase (decrease) in cash and cash equivalents                                13,111             (797,042)

Cash and cash equivalents at beginning of period                                    95,575              908,655
                                                                              ------------         ------------

Cash and cash equivalents at end of period                                    $    108,686         $    111,613
                                                                              ============         ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                 $        521         $      1,473
                                                                              ============         ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
------------------------

     The information contained in the condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

     The financial statements and notes are presented in accordance with the requirements of Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statements as reported in its most recent annual report on Form 10-KSB.

     On August 1, 2003, the Company sold its affinity service automobile business (see Note 5). The accompanying financial statements reflect the results of this business as Discontinued Operations. Accordingly, certain prior period amounts have been reclassified.

     Upon approval from its shareholders at the December 15, 2003 annual shareholders meeting, the Company effected a one-for-for-five reverse common stock split. The effective date of the stock split was January 7, 2004. All references to common shares, options, warrants or other issues convertible into common shares have been adjusted to reflect this stock split on a retroactive basis. The number of authorized common shares and the par value were not changed.

     This report may contain forward-looking statements that involve certain risks and uncertainties. Factors may arise, including those identified in the Company's Form 10-KSB for the year ended December 31, 2003, which could cause the Company's operating results to differ materially from those contained in any forward-looking statement.


2. BUSINESS OF THE COMPANY
--------------------------

     The Company, a New York corporation, had been engaged in automotive repair and collision management from its inception in 1983, but has exited the automotive market and entered into a medical billing recovery business. It divested its original automotive business in February 2002, which provided collision repair and fleet management services primarily for numerous Fortune 500 companies.

     The Company also offered collision repair management services during early 2003 for the insurance industry through a website on the Internet. Revenues for such services commenced in December 2001. However, under a strategic partnership agreement, effective January 2, 2003 (see Note 4), the Company transferred the operating responsibilities and management of this business to a third party and, currently, is no longer engaged in collision repair management. During the early part of 2003 it completed certain in-process repairs that had been initiated by its customers in late 2002. It remains liable for warranties of auto repairs it provided, however warranty costs have historically not been significant.

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

     During the 2003 period presented, the Company provided collision and general repair programs and appraisal services, for the insurance industry and insurance carriers. The Company facilitated the repair process for insurance carriers by installing its internet-based software at customer sites, which permitted them to enter new claims and to monitor the Company's activities. Once a claim was initiated on the website, the Company commenced its efforts. This included the audit of repair estimates, negotiation of the repair price with one of its suppliers selected from its network of approximately 2,000 providers, management of time for completion of repair, selection or approval of part specifications, and obtaining third party appraisals if required. The Company assumed the risks and responsibilities of the vehicle repair process, from commencement to completion, for its insurance clients. It warranted all repairs completed through its network of repair facilities, for periods up to as long as the driver owned the vehicles and issued warranty certificates for claims processed through its supplier network. The Company recorded revenues gross in these circumstances, having acted as the principal in the transaction. As described in Note 5, this business is now managed by ClaimsNet, Inc. ("ClaimsNet").

     During the third quarter of 2002, the Company began a new business, Sentaur Corp. ("Sentaur") engaged in medical billing recovery, a new business segment. The business provides benefits to the hospital segment of the healthcare industry by recouping inappropriate discounts taken from hospital billings by institutional or insurance payors. Sentaur began generating revenue during the second quarter of 2003. Billings have been increasing, along with the number of contracts it has received from hospitals. The Company records revenues net for this business, having acted as an agent of the hospitals.

     Three of the Company's customers currently accounted for approximately 84% of its 2004 continuing revenues to date and four customers accounted for approximately 83% of its outstanding trade receivables at March 31, 2004.

3. PREFERRED STOCK REPURCHASE
-----------------------------

     In connection with the sale of the Company's former wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), its collision repair and fleet services business, to PHH Vehicle Management Services, LLC, d/b/a PHH Arval ("PHH"), a subsidiary of the Cendant Corporation (NYSE, symbol CD) in February 2002 and, pursuant to the Preferred Stock Purchase Agreement, PHH acquired 1,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Shares") for $1.0 million. The Preferred Shares provided for conversion, at the holder's discretion, into 100,000 shares of the Company's common stock (subject to adjustments for stock splits, re-capitalization and anti-dilution provisions).

     Effective May 13, 2004, in exchange for certain mutual releases and the extension of certain non-compete clauses in favor of PHH, the Company and PHH have amended that Preferred Stock Agreement executed in February 2002, and entered into a Stock Repurchase Agreement providing the Company, or its assigns, with the right to repurchase these shares for $350,000. The repurchase of the preferred shares by the Company is required only in the event that the arbitration matter, described in Form 10-KSB for the fiscal year ended December 31, 2003, between the Company and Presidion Solutions, Inc. is successfully concluded with an award granted and collected by the Company. PHH may exercise its right to convert all of its preferred shares into common stock before the Company elects to repurchase the stock through the termination date of September 15, 2004.

4. STRATEGIC PARTNERSHIP FOR INSURANCE BUSINESS
-----------------------------------------------

     In December 2002, the Company entered into a Strategic Partnership Agreement (the "Partnership Agreement"), effective January 2, 2003, with ClaimsNet, a wholly-owned subsidiary of the CEI Group, Inc. ("CEI"), a Pennsylvania corporation, in which ClaimsNet assumed the responsibilities of servicing the operations and management of DriverShield CRM, the business that provided insurance carriers with collision repair management for their insureds. During 2003 the Company processed only those claims that were initiated prior to the effective date, and ClaimsNet has assumed responsibility for new repairs. The Company granted an exclusive license of its technology, including its website software, that enables insurance customers to access the vehicle claims management system via the Internet, and a non-transferable license of its network of repair facilities, as well as training of its processing methodologies, in order for ClaimsNet to fulfill its obligations under the Partnership Agreement. As consideration, ClaimsNet remits a share of the profits to the Company equivalent to 25% of vendor referral fees for repairs initiated and completed, beginning in March 2003, and 50% of administrative fees, as defined, on all existing customers, beginning in February 2003, as well as15% of all administrative and vendor referral fees for all new customers that use the licensed technology to have their vehicles repaired. The term of the partnership is for a five year period with a two year renewal. The contract also grants ClaimsNet an option to purchase this business, pursuant to a formula, beginning January 1, 2007.

     For the quarters ended March 31, 2004 and 2003 the Company recorded fees from ClaimsNet of $40,000 and $8,000 respectively. As part of the agreement, during the quarter ended March 31, 2003, the Company also accrued $12,000 for certain personnel costs during the transition. There were no comparable costs in the 2004 Quarter.

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

     The purchaser of the ADS business, Barry J. Spiegel, was one of the four members of the Board of Directors of the Company, and a significant shareholder, who had retained his seat on the Board of Directors. With the completion of this transaction, the Company had exited from all operating activities of its various automotive businesses. Mr. Spiegel resigned from the Board of Directors in May 2004.

     The operating results of the affinity services business have been presented as discontinued operations in the accompanying financial statements. The Company recorded a net gain of $10,000 on the transaction in the quarter ended September 30, 2003.

     Operating results during the quarter ended March 31, 2003, for the discontinued affinity services operations were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                        2003
                                                    ------------
Revenues                                            $    235,000
Cost of sales, selling, general and
     administrative expenses                             (94,000)
                                                    ------------
Income from discontinued operations, pre-tax        $    141,000

6. EARNINGS (LOSS) PER SHARE
----------------------------

     Basic earnings (loss) per common share is computed by dividing earnings
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as preferred stock, stock options and warrants, were exercised. For the three months ended March 31, 2004 and 2003, respectively, approximately 501,000 and 920,000 of potentially dilutive common stock equivalents were excluded from the earnings per share calculations, as their inclusion would have been anti-dilutive.

7. STOCK-BASED COMPENSATION PLANS
---------------------------------

     The Company issues stock options to its employees and outside directors pursuant to stockholder-approved stock option programs, and accounts for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the three months ended March 31, 2004 and 2003, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. See Note 8 for variable priced stock options. For pro forma disclosures, the estimated fair value of the option is amortized over the vesting period, which range from immediate vesting to three years. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

                                                        Three Months Ended
                                                            March 31,
                                                     2004               2003
                                                  ----------         ----------
Net income (loss), as reported                    ($ 423,989)        ($ 493,439)
Deduct:  Total stock-based employee
              compensation expense
              determined under fair value-
              based method for all awards,
              net of related tax effects          ($ 85,753 )        ($ 140,234)
                                                  ----------         ----------


Pro forma net income (loss)                       ($ 509,742)        ($ 633,673)
                                                  ==========         ==========

Earnings (loss) per share:
   Basic, as reported                             ($     .19)        ($     .23)
   Basic, pro forma                               ($     .23)        ($     .29)

   Diluted, as reported                           ($     .19)        ($     .23)
   Diluted, pro forma                             ($     .23)        ($     .29)

8. NON-CASH COMPENSATION FOR VARIABLE PRICED OPTIONS
----------------------------------------------------

     In October 1999 the Company repriced certain options previously granted to employees and third parties, representing the right to acquire 440,000 shares of common stock. The original grants gave holders the right to purchase common shares at prices ranging from $5.00 to $6.20; these were repriced to prices ranging from $3.75 to $4.15 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). In addition, in September 2002 the Company granted a five-year extension to the life of certain fully vested options that had expired. Pursuant to FASB Interpretation No. 44, the Company accounts for these as variable from the date of the modification until they are exercised, forfeited or expired, and records the intrinsic value of such grants. During the year ended December 31, 2003 all of these options, except for 6,667, were either forfeited or expired, There was no charge or credit during the current quarter, or comparable period in 2003, as the price per share of the Company's common stock traded at levels below the exercise prices.

9. INVESTMENTS
--------------

     Investments at March 31, 2004 consist of available-for-sale securities that had a fair market value of $3,953,000.

10. PROFORMA INFORMATION
------------------------

     Proforma information, assuming that the disposal of ADS occurred at the beginning of the earliest quarterly period presented, has not been presented since the disposal has been accounted for as discontinued operations, and such amounts have been reclassified from continuing operations.

11. INCOME TAXES
----------------

     At December 31, 2003, the Company had operating loss carry forwards of approximately $3,600,000 and had established a valuation allowance for the full amount of its deferred tax asset as it is more likely that the Company will not be able to realize the tax benefits. To the extent the Company is profitable in the future periods such carry forwards may be available to offset future taxable earnings. To the extent the Company is not profitable it would not be able to realize this benefit.

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

13. SEGMENT INFORMATION
-----------------------

     The Company currently reports two segments, medical and automotive. As described in Note 4, however, the Company participates in the automotive segment only through a profit-sharing arrangement; it no longer operates, or has liability for, the current activities of the automotive segment, which function under the managerial autonomy of ClaimsNet, pursuant to its contractual arrangement with the Company. The Company manages these segments separately since each serves different markets and users, as described in Note 2.

     All of the Company's sales are made within the domestic United States. Segment information follows.

                                       Three Months Ended
                                            March 31,
                                     2004               2003
                                  ----------         ----------
Revenue:
        Medical                   $  186,000         $     --
        Automotive                    40,000            141,000
        Consolidated total        $  226,000         $  141,000
Segment profit (loss):
       Medical(1)                 $   10,000         $ (123,000)
       Automotive(1)                  16,000            (14,000)
       Other/corporate(1)           (450,000)          (498,000)
                                  ----------         ----------
      Consolidated total          $ (424,000)        $ (635,000)

Segment profit or (loss) reflects continuing operations before provision for income taxes (benefit).

Identifiable assets at March 31, 2004:

Medical                   $  104,000
Automotive                    93,000
Other, corporate           4,826,000
                          ----------
Consolidated total        $5,023,000

(1) The Company does not allocate taxes, other income, interest income or expense, or its corporate general and administrative expenses to its individual segments. The segment profit (loss) shown above reflects those costs that are directly and specifically identifiable with the operating activities of the segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Forward Looking Statements - Cautionary Factors

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes hereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended December 31, 2003) and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements.

THREE MONTHS ENDED MARCH 31, 2004 (THE "2004 QUARTER") COMPARED TO THREE MONTHS
-------------------------------------------------------------------------------
ENDED MARCH 31, 2003 (THE "2003 QUARTER").
------------------------------------------

     The 2004 Quarter reflected a net loss of $424,000 compared to a net loss of $493,000 in the 2003 Quarter. Loss from continuing operations was $424,000 in the 2004 Quarter versus a loss of $635,000 in the 2003 Quarter; a reduction in losses of 33%. Basic and diluted loss per share from continuing operations was $.19 and $.29 per share in the 2004 and 2003 Quarters respectively. Basic and diluted income per share from discontinued operations was $.06 in the 2003 Quarter and zero in the 2004 Quarter.

REVENUES FROM CONTINUING OPERATIONS
-----------------------------------

     Revenues were $226,000 in the 2004 Quarter, versus $141,000 in the 2003 Quarter, representing an increase of $85,000 or 60%. The Company's revenues decreased by $101,000 in its automotive segment, from $141,000 in the 2003 Quarter to $40,000 in the 2004 Quarter as a result of transferring the operating responsibility of its CRM business to ClaimsNet, effective January 2003. However, as described below, the significant reduction in infrastructure costs eliminated the direct expenses and losses from this business segment (excluding corporate overhead which the Company does not allocate to its operating units). The revenues the Company recorded in the 2004 Quarter reflect referral fees associated with claims processed by ClaimsNet. Offsetting this reduction in revenues from its automotive segment were revenues of $186,000 from Sentaur, the Company's new financial recovery business for hospitals. Sentaur had not commenced billing and accordingly, there was no comparable amount in the 2003 Quarter.

OPERATING INCOME AND EXPENSES FROM CONTINUING OPERATIONS
--------------------------------------------------------

     Pretax losses from continuing operations decreased 33%, to $424,000 in the 2004 Quarter compared to a pretax loss of $635,000 in the 2003 Quarter, a decrease in losses of $211,000. The comparative amounts are described below.

     Collision repair and fees earned relating to its automotive repair business, net of collision repair costs, decreased to zero in the 2004 Quarter versus $43,000 in the 2003 Quarter resulting from the transfer of the business to ClaimsNet, described above.

     Selling expenses decreased by $33,000 (24%), to $106,000 in the 2004 Quarter, from $139,000 in the 2003 Quarter. This was primarily the result of reduced costs for marketing, personnel and related travel activities of Sentaur and other corporate marketing activities, and the elimination of costs of its CRM automotive industry segment.

     General and administrative expenses increased by $28,000 (6%), from $497,000 in the 2003 Quarter to $525,000 in the 2004 Quarter resulting primarily from increased legal expenses relating to our claim against Presidion Solutions, Inc. which was arbitrated in the 2004 Quarter. During the 2004 Quarter the Company incurred legal expenses for three claims (as described in the Company's December 31, 2003 10-KSB), two in which it is a plaintiff and one as a defendant, totaling $130,000, versus $66,000 in 2003 the Quarter, an increase of $64,000. Aside from legal costs, all other general and administrative expenses in the aggregate declined by $36,000.

     Depreciation declined $25,000, from $84,000 in the 2003 Quarter to $59,000 in the 2004 Quarter, resulting from assets which became fully depreciated.

     Investment and other income, net, decreased $2,000 from $42,000 in the 2003 Quarter to $40,000 in the 2004 Quarter primarily resulting from decreased interest income caused by declining rates and lower investment balances.

DISCONTINUED OPERATIONS
-----------------------

     Discontinued operations in the 2003 Quarter, reflects the net operating results of the affinity services subsidiary which was sold effective August 1, 2003. In the 2004 Quarter there were no discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2004 the Company had cash and cash equivalents of $109,000. The Company also holds shares in a number of highly liquid mutual funds valued at $3,953,000. Working capital of the Company as of March 31, 2004 was $3,820,000 and its working capital ratio was 9:1.

     In connection with the Company's rental of office space in Florida, in July 2002, the Company established a $300,000 certificate of deposit with a Florida bank for the five and a half year term of the lease, as a guarantee of its future rental commitments. Such amounts were excluded from liquidity and working capital, described above, and presented as a restricted certificate of deposit. The certificate of deposit declines as the remaining rental commitment declines, as follows; the balance of the certificate will be $200,000 after the 36th month, $100,000 after the 48th month, and zero after 60 months.

     The Company has no major expenditures that it currently anticipates for capital equipment, however it is expending funds due to operating losses, including funding the growth of its Sentaur business unit. As Sentaur obtains new hospital customers and seeks to expand its sales, it may require additional funds for personnel expenses and software systems development, but this would occur in anticipation of future revenue growth. We expect to use our resources to support Sentaur's growth during 2004 and thereafter. Also, the Company incurred an unusually high level of legal expense in the 2004 quarter in connection with three claims; two of which the Company is the plaintiff and one in which it is the defendant. We anticipate this level of legal costs will decline.

     In addition, the Company has spent considerable effort with its management pursuing acquisition candidates, and is continuing to incur varying levels of expenses in connection with each evaluation. These may range from minor amounts for such expenses as an initial business trip or, more extensively, multiple trips for due diligence, legal review and lien and judgment searches. Should we complete an acquisition, we may use a significant amount of our funds to either pay a portion of the purchase price and/or expand the business we acquire.

     The Company believes that its present liquidity will enable it to continue to support its operations, as they are currently configured for our continuing business, for the next twelve months and for an extended period thereafter depending on the extent of use of its funds to build existing businesses or possible use of funds to develop or acquire new businesses.



ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange
Act) as of March 31, 2004. Based upon that evaluation required by section ss.240.13a-15 or 240.15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.

     There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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


                                            Accessity Corp.


Date: May 14, 2004                          By: Barry Siegel
                                                --------------------------------
                                            Chairman of the Board, Secretary and
                                            Chief Executive Officer


Date: May 14, 2004                          By:  Philip B. Kart
                                                --------------------------------
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------



        31.1     Certification of Chief Executive Officer

        31.2     Certification of Chief Financial Officer

        32.1     Certification of Chief Executive Officer

        32.2     Certification of Chief Financial Officer