Form 10QSB
period 2004-06-30
ACCESSITY CORP
filed 2004-08-16
CIK 778164

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004
                                           -------------


  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________


                         Commission file number 0-21467




                                 ACCESSITY CORP.
--------------------------------------------------------------------------------
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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

As of August 10, 2004 the issuer had outstanding a total of 2,237,414 shares of common stock.

Transitional Small Business Format (check one)   Yes [_]  No [X]


================================================================================

                                 ACCESSITY CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2004

                                    CONTENTS


                                                                            PAGE
                                                                            ----
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet
                   As of June 30, 2004 (Unaudited) ..........................  3

          Condensed Consolidated Statements of Operations and
                   Comprehensive Loss (Unaudited) for the
                   Three Months ended June 30, 2004 and 2003 ................  4

          Condensed Consolidated Statements of Operations and
                   Comprehensive Loss (Unaudited) for the
                   Six Months ended June 30, 2004 and 2003 ..................  5

          Condensed Consolidated Statements of Cash Flows
                   (Unaudited) for the Six Months ended
                   June 30, 2004 and 2003 ...................................  6

          Notes to Condensed Consolidated Financial Statements ..............  7

Item 2.   Management's Discussion and Analysis or Plan of Operation ......... 16

Item 3.   Controls and Procedures ........................................... 20



Part II.  OTHER INFORMATION ................................................. 21

Item 6.   Exhibits and Reports on Form 8-K .................................. 21

          Certifications .................................................... 23

Item 1. Financial Statements

                                 ACCESSITY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


                                     ASSETS

Current assets:
      Cash and cash equivalents                                   $    230,886
      Accounts receivable                                              128,535
      Notes receivable (Note 5)                                        181,358
      Investments                                                    3,543,955
      Prepaid expenses and other current assets                        125,230
                                                                  ------------

          Total current assets                                       4,209,964

Property and equipment, net of accumulated depreciation                324,333
Restricted certificate of deposit                                      300,000
Security deposits and other assets                                      23,924
                                                                  ------------

          Total assets                                            $  4,858,221
                                                                  ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                            $     41,085
      Accrued expenses and other current liabilities                   373,419
      Capital lease obligation                                           5,458
                                                                  ------------

          Total current liabilities, other than shares                 419,962

Redeemable preferred stock, $.01 par value, authorized
1,000,000 shares; 1,000 issued and outstanding; subject
to mandatory redemption of $350,000 (Note 4)                           350,000
                                                                  ------------

          Total current liabilities                                    769,962
                                                                  ------------

Shareholders' equity:
      Common stock, $.015 par value, authorized 30,000,000
        shares; issued 2,419,398                                        36,291
      Additional paid-in capital                                    10,751,188
      Accumulated other comprehensive loss, unrealized
        holding loss on investment securities                          (10,399)
      Deficit                                                       (4,959,379)
                                                                  ------------
                                                                     5,817,701
      Less common stock held in treasury, at cost,
        181,984 shares                                               1,729,442
                                                                  ------------

      Total shareholders' equity                                     4,088,259
                                                                  ------------

          Total liabilities and shareholders' equity              $  4,858,221
                                                                  ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                    Three Months Ended,
                                                                              -------------------------------
                                                                                June 30             June 30
                                                                                  2004                2003
                                                                              -----------         -----------
Revenue:
              Collision repairs, fees and royalties                           $    54,657         $    49,006
              Hospital fees                                                       144,580              62,732
                                                                              -----------         -----------

                           Total revenues                                         199,237             111,738
                                                                              -----------         -----------

Operating expenses:
              Collision repair expenses                                              --                 3,483
              Sales and marketing                                                 116,644             109,892
              General and administrative                                          415,660             433,268
              Depreciation and amortization                                        59,636              85,123
                                                                              -----------         -----------

                           Total operating expenses                               591,940             631,766
                                                                              -----------         -----------

                                                                                 (392,703)           (520,028)

Investment and other income, net of interest expense (Note 5 and 11)              235,865              44,396
                                                                              -----------         -----------

Loss from continuing operations before provision for income taxes                (156,838)           (475,632)
Provision for income tax benefit                                                   11,525                --
                                                                              -----------         -----------
Loss from continuing operations                                                  (145,313)           (475,632)

Discontinued operations (Note 7):
         Income from affinity services subsidiary (no tax effect)                    --                47,228
                                                                              -----------         -----------
Net loss                                                                         (145,313)           (428,404)

Other comprehensive - unrealized (loss) on
              marketable securities (Note 11)                                     (10,399)             (1,275)
                                                                              -----------         -----------
Comprehensive loss                                                            $  (155,712)        $  (429,679)
                                                                              ===========         ===========

Basic and diluted earnings (loss) per common share:
              Continuing operations                                           $     (0.06)        $     (0.22)
              Discontinued operations                                                0.00                0.02
                                                                              -----------         -----------
                           Total                                              $     (0.06)        $     (0.20)
                                                                              ===========         ===========

Weighted average number of common shares outstanding                            2,237,414           2,173,885
Effect of dilutive securities, stock options and warrants                            --                  --
                                                                              -----------         -----------
Basic and diluted weighted average number of common shares outstanding          2,237,414           2,173,885
                                                                              ===========         ===========

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                  Six Months Ended,
                                                                            -----------------------------
                                                                              June 30           June 30
                                                                                2004              2003
                                                                            -----------       -----------
Revenue:
               Collision repairs and fees                                   $    95,234       $   190,266
               Hospital fees                                                    330,254            62,732
                                                                            -----------       -----------

                            Total revenues                                      425,488           252,998
                                                                            -----------       -----------

Operating expenses:
               Collision repair expenses                                           --             100,996
               Sales and marketing                                              222,883           248,969
               General and administrative                                       941,026           930,352
               Depreciation and amortization                                    118,556           169,385
                                                                            -----------       -----------

                            Total operating expenses                          1,282,465         1,449,702
                                                                            -----------       -----------

                                                                               (856,977)       (1,196,704)

Investment and other income, net of interest expense (Note 5 and 11)            276,150            86,559
                                                                            -----------       -----------

Loss from continuing operations before provision for income taxes              (580,827)       (1,110,145)
Provision for income (tax) benefit                                               11,525              --
                                                                            -----------       -----------
Loss from continuing operations                                                (569,302)       (1,110,145)

Discontinued operations (Note 7):
               Income from affinity services subsidiary                            --             188,306
                                                                            -----------       -----------
Net loss                                                                       (569,302)         (921,839)
Other comprehensive - unrealized (loss) on
               marketable securities (Note 11)                                  (10,399)          (20,957)
                                                                            -----------       -----------
Comprehensive loss                                                          $  (579,701)      $  (942,796)
                                                                            ===========       ===========

Basic and diluted earnings (loss) per common share:
               Continuing operations                                        $     (0.25)      $     (0.51)
               Discontinued operations                                             0.00              0.09
                                                                            -----------       -----------
                            Total                                           $     (0.25)      $     (0.42)
                                                                            ===========       ===========



Weighted average number of common shares outstanding                          2,237,414         2,173,850
Effect of dilutive securities, stock options and warrants                          --                --
                                                                            -----------       -----------
Weighted average diluted common shares outstanding                            2,237,414         2,173,850
                                                                            ===========       ===========


            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Six Months Ended
                                                                                         -------------------------------
                                                                                           June 30             June 30
                                                                                             2004                2003
                                                                                         -----------         -----------
Cash flows provided by (used in) operating activities:
      Net income (loss)                                                                  $  (569,302)        $  (921,839)
                                                                                         ===========         ===========
      Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
                Depreciation and amortization (including bond premium
                     amortization)                                                           118,556             188,912
                Loss on sale of investments                                                   11,669              14,919
                Impairment losses on marketable securities                                    72,750                --
                Options granted for services                                                    --                 8,955
                Changes in assets and liabilities:
                         Accounts receivable                                                  27,561             (81,198)
                         Prepaid expenses and other assets                                    18,695             226,244
                         Accounts payable                                                    (11,112)           (128,166)
                         Accrued expenses and other current liabilities                      (45,480)           (464,695)
                                                                                         -----------         -----------
                              Total adjustments                                              192,639            (235,029)
                                                                                         -----------         -----------
                              Net cash provided by (used in) operating activities           (376,663)         (1,156,868)
                                                                                         ===========         ===========

Cash flows provided by (used in) investing activities:
           Notes receivable                                                                 (181,358)
           Purchase of property and equipment                                                 (3,867)            (28,211)
           Proceeds from sale of investments                                                 800,000           6,349,183
           Purchase of investments                                                           (87,873)         (4,949,302)
                                                                                         -----------         -----------

                     Net cash provided by (used in) investing activities                     526,902           1,371,670
                                                                                         ===========         ===========

Cash flows provided by (used in) financing activities:
           Payments under capital lease                                                      (14,928)            (15,516)
           Proceeds from sales of common stock                                                  --                27,188
                                                                                         -----------         -----------
                     Net cash provided by (used in) financing activities                     (14,928)             11,672
                                                                                         ===========         ===========


                     Net increase (decrease) in cash and cash equivalents                    135,311             226,474

                     Cash and cash equivalents at beginning of period                         95,575             908,655
                                                                                         ===========         ===========

                     Cash and cash equivalents at end of period                          $   230,886         $ 1,135,129
                                                                                         ===========         ===========

                     Supplemental disclosure of cash flow information:
                         Cash paid during the period for interest                        $       351         $     2,720
                                                                                         ===========         ===========

                     Reclassification of preferred stock from equity to liability
                         resulting from repurchase agreement                             $   350,000         $      --
                                                                                         ===========         ===========

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION
         ---------------------

         The information contained in the condensed consolidated financial statements for the six months ended June 30, 2004 and 2003 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

         The financial statements and notes are presented in accordance with the requirements of Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statements as reported in its most recent annual report on Form 10-KSB.

         In May 2004 the Company signed a definitive agreement, characterized as a share exchange transaction, which if approved by our shareholders would change the business model of the Company to the business of the acquired company and require the resignation of the present officers and directors. See Note 3.

         Upon approval from its shareholders at the December 15, 2003 annual shareholders meeting, the Company effected a one-for -five reverse common stock split. The effective date of the stock split was January 7, 2004. All references to common shares, options, warrants or other issues convertible into common shares have been adjusted to reflect this stock split on a retroactive basis. The number of authorized common shares and the par value were not changed.

         On August 1, 2003, the Company sold its affinity service automobile business (see Note 7). The accompanying financial statements reflect the results of this business as Discontinued Operations. Accordingly, certain prior period amounts have been reclassified.

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

2.       BUSINESS OF THE COMPANY
         -----------------------

         THE FOLLOWING INFORMATION IS PROVIDED AS BACKGROUND RELATED TO THE HISTORIC AND CURRENT BUSINESS ACTIVITIES OF THE COMPANY. AS INDICATED IN NOTE 3, HOWEVER, THE COMPANY IS CURRENTLY ENGAGED IN A TRANSACTION WHICH, IF CONCLUDED, WOULD CHANGE ITS BUSINESS MODEL AND DIRECTORS AND OFFICERS.

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

         The Company also offered collision repair management services during early 2003 for the insurance industry through a website on the Internet. Revenues for such services commenced in December 2001 and continued throughout 2002. However, under a strategic partnership agreement, effective January 2, 2003 (see Note 6), the Company transferred the operating responsibilities and management of this business to a third party and, currently, is no longer engaged in collision repair management. During the early part of 2003 it completed certain in-process repairs that had been initiated by its customers in late 2002. It remains liable for warranties of auto repairs provided, however warranty costs have historically not been significant.

         In addition, the Company also sold its remaining automotive business, effective August 1, 2003, that provided automobile affinity services for individuals. A definitive agreement was completed for the sale of all of the outstanding shares of its wholly owned subsidiary to the president of the business (see Note 7). The Company believes that it operated its automotive-related businesses in one operating segment.

         During the 2003 period presented, the Company provided collision and general repair programs and appraisal services, for the insurance industry and insurance carriers. The Company facilitated the repair process for insurance carriers by installing its internet-based software at customer sites, which permitted them to enter new claims and to monitor the Company's activities. Once a claim was initiated on the website, the Company commenced its efforts. This included the audit of repair estimates, negotiation of the repair price with one of its suppliers selected from its network of approximately 2,000 providers, management of time for completion of repair, selection or approval of part specifications, and obtaining third party appraisals if required. The Company assumed the risks and responsibilities of the vehicle repair process, from commencement to completion, for its insurance clients. It warranted all repairs completed through its network of repair facilities, for periods up to as long as the driver owned the vehicles and issued warranty certificates for claims processed through its supplier network. The Company recorded revenues gross in these circumstances, having acted as the principal in the transaction. As described in Note 6, this business is now managed by ClaimsNet, Inc. ("ClaimsNet").

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

         Three of the Company's customers currently accounted for approximately 77% of its 2004 continuing revenues to date and three customers accounted for approximately 74% of its outstanding trade receivables at June 30, 2004. Of those three, the Company receives funds from one entity in the automotive segment as described in Note 6.

3.       DEFINITIVE AGREEMENT SIGNED FOR POTENTIAL ACQUSITIONS, CHANGE OF
         ----------------------------------------------------------------
CONTROL AND CHANGE IN BUSINESS MODEL
------------------------------------

         On May 17, 2004 the Company signed a definitive agreement ("the Share Exchange Agreement") with Pacific Ethanol Inc., a California company, Kinergy Marketing, LLC, an Oregon limited liability company, and Re-Energy, LLC, a California company, (collectively hereinafter referred to as the "PEI Group") all of which are geographically located in California, to acquire those companies in exchange for a maximum of 18.8 million shares on a fully diluted basis (of which approximately 2.6 million shares would be reserved to replace existing PEI Group options and for its convertible debt, if converted) of Accessity common stock. The transaction is structured as a stock-for-stock share exchange; with Accessity continuing as the surviving parent company and the PEI Group entities becoming wholly owned subsidiaries of Accessity.

         Privately held PEI Group, has developed a strategy aimed at becoming the first vertically integrated producer and marketer of ethanol in California, the nation's most populous state with the highest ethanol demand in the United States. Effective January 1, 2004 the State of California mandated the elimination of MTBE as a gasoline additive and required the use of ethanol as its replacement to improve air quality resulting from auto emissions. The California ethanol market is currently estimated to be annually approximately 900 million gallons, based on published market reports, and approximately $1 billion dollars. At present, through Kinergy Marketing LLC, PEI Group is presently a re-seller of ethanol and its unaudited results indicated that it generated approximately $37 million in revenue in the six months ended June 30, 2004. PEI Group owns land and a grain processing facility and has received the critical permits to begin construction of a 35 million gallon ethanol plant on its property in Madera, California. PEI Group believes this will be the largest ethanol plant in California. Funding for the production facility and working capital is expected to be provided in part through bank lending, a term sheet has been received from a large bank lending institution to provide debt of $25 million subject to certain conditions precedent, including equity requirements, and the remaining part through other debt or equity arrangements which are currently being negotiated.

         Under the terms of the Share Exchange Agreement, which is subject to satisfactory completion of due diligence and shareholder approval, the existing directors, officers and employees of the Company would terminate their positions with Accessity. The existing business operations of Sentaur, and the royalty stream from ClaimsNet (see Note 6), the building lease and related personal property, would be spun off and become the responsibility of CEO and founder Barry Siegel in lieu of cash payments required under his employment contract. Thereafter, the management of Accessity would be transferred to the management of the PEI Group, however the present Accessity Board of Directors will have the right to nominate one director with a term that expires until the 2005 Accessity shareholders meeting. The remaining assets, including all of the Company's cash and investment funds, certain prepaid and other assets and selected liabilities, would be retained under the control of the new management of the PEI Group. In addition, the Share Exchange Agreement requires Accessity to prosecute the lawsuit against Presidion's investment bankers, the Mercator Group LLC, Global Taurus LLC, et al, for in excess of $100 million, as described in the Company's December 31, 2003 Form 10-KSB (also see Note 5). The proceeds, if any, from a successful outcome of this suit, after the payment of legal fees, will be distributed to current Accessity shareholders, on the date of closing of the transaction with the PEI Group, two-thirds of any recovery from this suit with the remaining one-third being paid the Company. In the event Accessity terminates the Share Exchange Agreement for a Superior Proposal, as defined in the Share Exchange Agreement, Accessity will pay the expenses of the other parties up to a maximum amount of $150,000.

         The Company is currently preparing its proxy to be filed with the Securities and Exchange Commission and, upon its review, will forward the proxy to its shareholders and schedule a shareholder meeting to vote for approval of the transaction. The Company has also been in communication with the Nasdaq Stock Market which has deemed this proposed transaction with the PEI Group as a "Reverse Merger" and therefore, would require the Company to file an Initial Listing Application for continued listing of the Company's stock on the Nasdaq SmallCap Stock Market subsequent to the closing of this transaction.

         On August 4, 2004, the Company signed Amendment No.1 to the Share Exchange Agreement revising certain non-material language in the agreement and extending the date upon which the Share Exchange Agreement shall terminate should the contemplated transaction not close, from July 31, 2004 to October 29, 2004.

4.       PREFERRED STOCK REPURCHASE
         --------------------------

         In connection with the sale of the Company's former wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), its collision repair and fleet services business, to PHH Vehicle Management Services, LLC, d/b/a PHH Arval ("PHH"), a subsidiary of the Cendant Corporation (NYSE, symbol CD) in February 2002 and, pursuant to the Preferred Stock Purchase Agreement, PHH acquired 1,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Shares") for $1.0 million. The Preferred Shares provided conversion, at the holder's discretion, into 100,000 shares of the Company's common stock (subject to adjustments for stock splits, re-capitalization and anti-dilution provisions).

         Effective May 13, 2004, in exchange for certain mutual releases and the amendment of the Stock Purchase Agreement dated October 29, 2001 resulting in the extension of certain non-compete clauses in favor of PHH, the Company and PHH entered into a Stock Repurchase Agreement providing the Company, or its assigns, with the right to repurchase these Preferred Shares for $350,000. Pursuant to the terms of the Stock Repurchase Agreement, the Company is required to repurchase the Preferred Shares only in the event that the arbitration matter between the Company and Presidion Solutions, Inc. (Note 5) is successfully concluded in favor of the Company, and the award has been fully collected. In June 2004 the arbitrator ruled in favor of the Company, and as of July 28, 2004 the Company had collected $189,000. The balance of $91,000 is expected to be collected on August 28, 2004. Under the terms of the Stock Repurchase Agreement, PHH may exercise its right to convert all, but not less than all, of its Preferred Shares into common stock, so long as it precedes the Company's election to repurchase the stock, through the termination date of September 15, 2004.

         The Company has reclassified its preferred stock out of the equity section, and into a liability account, at fair value, since the redemption of its preferred stock is outside the control of the Company.

5.       AWARD GRANTED TO COMPANY IN ARBITRATION MATTER
         ----------------------------------------------

         During June 2004 the Company received notice that the arbitration proceedings under the auspices of the American Arbitration Association had concluded that the Company was entitled to the $250,000 break-up fee set forth in the Memorandum of Understanding ("MOU") between the Company and Presidion Solutions, Inc. ("Presidion"), as well as its share of the costs of the arbitration and interest from the date of the termination of that agreement by Presidion, aggregating approximately $30,000. As described more fully in the Company's Form 10-KSB for the year ended December 31, 2003, the Company and Presidion had entered into a MOU with the contemplation of merging Presidion into the Company. Subsequently, Presidion breached the MOU and the Company filed for arbitration. According to the arbitration terms, Presidion was provided thirty days to make the payment. As an accommodation, the Company accepted an initial payment of $98,332 on June 28, 2004, and an interest-bearing promissory note, in the aggregate amount of $181,358, comprising two payments of approximately similar amounts to be made on July 28 and August 27, 2004. The Company received the first payment on the note on July 28, 2004. The note bears interest on the unpaid balance at 7% per annum. The arbitration award for the break-up fee and interest is included in Investment and Other Income in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company also received a Confession of Judgment from Presidion to facilitate a court order in the event the note is not paid in full.

6.       STRATEGIC PARTNERSHIP FOR INSURANCE BUSINESS
         --------------------------------------------

         In December 2002, the Company entered into a Strategic Partnership Agreement (the "Partnership Agreement"), effective January 2, 2003, with ClaimsNet, a wholly-owned subsidiary of the CEI Group, Inc. ("CEI"), a Pennsylvania corporation, in which ClaimsNet assumed the responsibilities of servicing the operations and management of DriverShield CRM, the business that provided insurance carriers with collision repair management for their insureds. During 2003 the Company processed only those claims that were initiated prior to the effective date, and ClaimsNet has assumed responsibility for new repairs. The Company granted an exclusive license of its technology, including its website software, that enables insurance customers to access the vehicle claims management system via the Internet, and a non-transferable license of its network of repair facilities, as well as training of its processing methodologies, in order for ClaimsNet to fulfill its obligations under the Partnership Agreement. As consideration, ClaimsNet remits a share of the profits to the Company equivalent to 25% of vendor referral fees for repairs initiated and completed, beginning in March 2003, and 50% of administrative fees, as defined, on all existing customers, beginning in February 2003, as well as15% of all administrative and vendor referral fees for all new customers that use the licensed technology to have their vehicles repaired. The term of the partnership is for a five year period with two consecutive one year renewals. The contract also grants ClaimsNet an option to purchase this business, pursuant to a formula, beginning January 1, 2007.

         For the six months ended June 30, 2004 and 2003 the Company recorded fees from ClaimsNet of $95,000 and $53,000 respectively. As part of the agreement, during the quarter ended March 31, 2003, the Company incurred $12,000 for certain personnel costs associated with the transition. There were no comparable costs in the 2004 Quarter.

7.       DISCONTINUED OPERATIONS OF AUTOMOBILE AFFINITY SERVICES BUSINESS AND
         --------------------------------------------------------------------
SALE TO RELATED PARTY
---------------------

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

         The purchaser of the ADS business, Barry J. Spiegel, was one of the four members of the Board of Directors of the Company, and a significant shareholder, who retained his seat on the Board of Directors until he resigned in May, 2004. With the completion of this transaction, the Company had exited from all operating activities of its various automotive businesses.

         The operating results of the affinity services business have been presented as discontinued operations in the accompanying financial statements. The Company recorded a net gain of $10,000 on the transaction in the quarter ended September 30, 2003.

         Operating results during the three and six months ended June 30, 2003, for the discontinued affinity services operations were as follows:

                                            Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                                   2003               2003
                                                 --------           --------
Revenues                                         $142,000           $377,000
Cost of sales, selling, general and
   administrative expenses                        (95,000)          (189,000)
                                                 --------           --------

Income from discontinued operations, pre-tax     $ 47,000           $188,000


8.       EARNINGS (LOSS) PER SHARE
         -------------------------

         Basic earnings (loss) per common share is computed by dividing earnings
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as preferred stock, stock options and warrants, were exercised. For the six months ended June 30, 2004 and 2003, respectively, approximately 498,000 and 720,000 of potentially dilutive common stock equivalents were excluded from the earnings per share calculations, as their inclusion would have been anti-dilutive.

9.       STOCK-BASED COMPENSATION PLANS
         ------------------------------

         The Company issues stock options to its employees and outside directors pursuant to stockholder-approved stock option programs, and accounts for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the three and six months ended June 30, 2004 and 2003, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. See Note 10 for variable priced stock options. For pro forma disclosures, the estimated fair value of the option is amortized over the vesting period, which range from immediate vesting to three years. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

                                            Three Months Ended June 30,           Six Months Ended June 30,
                                          ------------------------------       ------------------------------
                                                2004            2003              2004            2003
                                          ------------      ------------       ------------      ------------
Net income (loss), as reported            ($   145,313)     ($   428,404)      ($   569,302)     ($   921,839)
Deduct:  Total stock-based employee
         compensation expense
         determined under fair value-
         based method for all awards,
         net of related tax effects       ($    85,753)     ($   135,447)      ($   171,506)     ($   275,681)
                                          ------------      ------------       ------------      ------------
Pro forma net income (loss)               ($   231,066)     ($   563,851)      ($   740,808)     ($ 1,197,520)
                                          ------------      ------------       ------------      ------------
Earnings (loss) per share:
  Basic, as reported                      ($       .06)     ($       .22)      ($       .25)     ($       .51)
  Basic, pro forma                        ($       .10)     ($       .26)      ($       .33)     ($       .55)

  Diluted, as reported                    ($       .06)     ($       .22)      ($       .25)     ($       .51)
  Diluted, pro forma                      ($       .10)     ($       .26)      ($       .33)     ($       .55)

10.      NON-CASH COMPENSATION FOR VARIABLE PRICED OPTIONS
         -------------------------------------------------

         In October 1999 the Company repriced certain options previously granted to employees and third parties, representing the right to acquire 440,000 shares of common stock. The original grants gave holders the right to purchase common shares at prices ranging from $5.00 to $6.20; these were repriced to prices ranging from $3.75 to $4.15 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). In addition, in September 2002 the Company granted a five-year extension to the life of certain fully vested options that had expired. Pursuant to FASB Interpretation No. 44, the Company accounts for these as variable from the date of the modification until they are exercised, forfeited or expired, and records the intrinsic value of such grants. During the year ended

December 31, 2003 all of these options, except for 6,667, were either forfeited or expired, There was no charge or credit during 2004, or comparable period in 2003, as the price per share of the Company's common stock traded at levels below the exercise prices.

11.      INVESTMENTS AND IMPAIRMENT OF SECURITIES
         ----------------------------------------

         Investments at June 30, 2004 consist of available-for-sale securities that had a fair market value of $3,544,000.

         The Company evaluates its individual securities holdings to determine whether it believes that a decline in investment value may be permanent or other-than-temporary. In the quarter ended June 30, 2004 the Company recognized an impairment, characterized as other-than-temporary, of approximately $73,000, which included the unrealized losses previously reported as the sole component of comprehensive losses, and most of the decrease in value in the current quarter. While the total return for each of its income securities covering the most recent twelve month period has been positive, the Company considered that the increasing interest rate environment, which has resulted in decreasing prices for each of the fixed income mutual funds that the Company held at June 30, 2004, would continue. Further, in order to support its current operating losses, the Company periodically sells some portion of its investment holdings which may preclude its ability to hold securities sufficiently to realize its initial investment. In July 2004 the Company made the decision to sell one of its investment positions, which represented $33,000 of the impairment amount noted above, concluding that its total return no longer justified the market risk environment.

         The investment balance, shown above, is valued at fair market value and accordingly already reflects the impairment.

12.      PROFORMA INFORMATION
         --------------------

         Proforma information, assuming that the disposal of ADS occurred at the beginning of the earliest quarterly period presented, has not been presented since the disposal has been accounted for as discontinued operations, and such amounts have been reclassified from continuing operations.

13.      INCOME TAXES
         ------------

         At December 31, 2003, the Company had operating loss carry forwards of approximately $3,800,000 and had established a valuation allowance for the full amount of its deferred tax asset as it is more likely that the Company will not be able to realize the tax benefits. To the extent the Company is profitable in the future periods such carry forwards may be available to offset future taxable earnings. To the extent the Company is not profitable it would not be able to realize this benefit. In the event the transaction with the PEI Group is consummated, there may be limitations on the amount of the net operating loss carryforward which may be utilized pursuant to the Internal Revenue Code.

14.      FLORIDA OFFICE LEASE AND RELATED PARTY TRANSACTION
         --------------------------------------------------

         The 7,300 square foot building in Coral Springs, Florida which the Company leases for its headquarters is owned and operated by B & B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Ken Friedman are, or previously were, members of the Company's Board of Directors. In accordance with the terms of the lease, the Company paid required rentals to B & B Lakeview Realty of approximately $33,000 in the current quarter and $66,000 during the 2004 Period. Pursuant to the lease agreement, the Company is also required to pay various building maintenance, insurance and other specified charges, as incurred, to other unrelated vendors. It was also required to establish a restricted depository account, in the amount of $300,000, as described in the Liquidity and Capital Resources section of Managements Discussion and Analysis or Plan of Operation.

15.      SEGMENT INFORMATION
         -------------------

         The Company currently reports two segments, medical and automotive. As described in Note 6, however, the Company participates in the automotive segment only through a profit-sharing arrangement; it no longer operates, or has liability for, the current activities of the automotive segment, which function under the managerial autonomy of ClaimsNet, pursuant to its contractual arrangement with the Company. The Company manages these segments separately since each serves different markets and users, as described in Note 2.

         All of the Company's sales are made within the domestic United States. Segment information follows.

                                Six Months Ended June 30,         Three Months Ended June 30,
                             ------------------------------      ------------------------------
                                 2004              2003              2004               2003
                             ------------      ------------      ------------      ------------
Revenue:
      Medical                $    144,000      $     63,000      $    330,000      $     63,000
      Automotive                   55,000            49,000            95,000           190,000
                             ------------      ------------      ------------      ------------
      Consolidated total     $    199,000      $    112,000      $    425,000      $    253,000
Segment profit (loss):
      Medical (1)            $    (35,000)     $    (58,000)     $    (25,000)     $   (181,000)
      Automotive (1)               30,000           (13,000)           46,000           (27,000)
      Other/corporate (1)        (140,000)         (405,000)         (590,000)         (902,000)
                             ------------      ------------      ------------      ------------
      Consolidated total     $   (145,000)     $   (476,000)     $   (569,000)     $ (1,110,000)

Segment profit or (loss) reflects continuing operations before provision for income taxes (benefit).

Identifiable assets at June 30, 2004:

      Medical                $    117,000
      Automotive                   94,000
      Other, corporate          4,647,000
                             ------------
      Consolidated total     $  4,858,000

(1) The Company does not allocate taxes, other income, interest income or expense, or its corporate general and administrative expenses to its individual segments. The segment profit (loss) shown above reflects those costs that are directly and specifically identifiable with the operating activities of the segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION
-------------------------------------------------------------------
Forward Looking Statements - Cautionary Factors

         The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes hereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended December 31, 2003 and Form 8-K dated May 17, 2004) and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements.

THREE MONTHS ENDED JUNE 30, 2004 (THE "2004 QUARTER") COMPARED TO THREE MONTHS
------------------------------------------------------------------------------
ENDED JUNE 30, 2003 (THE "2003 QUARTER").
-----------------------------------------

         The 2004 Quarter reflected a net loss of $145,000 compared to a net loss of $428,000 in the 2003 Quarter. Loss from continuing operations was $145,000 in the 2004 Quarter versus a loss of $476,000 in the 2003 Quarter; a reduction in losses of 70%. The reduction was largely attributable to a one-time arbitration award of $280,000 resulting from a breach of an agreement. Basic and diluted loss per share from continuing operations was $.06 and $.22 per share in the 2004 and 2003 Quarters respectively. Basic and diluted income per share from discontinued operations was zero in the 2004 Quarter and $.02 in the 2003 Quarter.

REVENUES FROM CONTINUING OPERATIONS
-----------------------------------

         Revenues were $199,000 in the 2004 Quarter, versus $112,000 in the 2003 Quarter, representing an increase of $87,000 or 78%. Revenues increased by $6,000 in the Company's automotive segment, from $49,000 in the 2003 Quarter to $55,000 in the 2004 Quarter. The revenues that the Company recorded from its automotive segment reflect its share of fees from claims processed by ClaimsNet. Sentaur revenues increased $82,000 to $145,000 in the 2004 Quarter from $63,000 in the 2003 Quarter when its revenues commenced. However, Sentaur revenues declined from the first calendar 2004 quarter and it is currently not supporting its direct expenses and is losing money. A few of its existing contracts are now winding down, and Sentaur's new contracts were not sufficient to offset the declining revenues.

OPERATING INCOME AND EXPENSES FROM CONTINUING OPERATIONS
--------------------------------------------------------

         Losses from continuing operations decreased 70%, to $145,000 in the 2004 Quarter compared to a loss of $476,000 in the 2003 Quarter, a decrease in losses of $331,000. The comparative amounts are described below.

         Collision repair expense relating to its automotive repair business decreased to zero in the 2004 Quarter versus $3,000 in the 2003 Quarter resulting from the transfer of the business to ClaimsNet, described above.

         Selling expenses incurred by the Company's Sentaur business, which were relatively comparable on a quarter-to-quarter basis, increased by $7,000 (6%), to $117,000 in the 2004 Quarter, from $110,000 in the 2003 Quarter.

         General and administrative expenses, which were also relatively comparable on a quarter-to-quarter basis, decreased by $17,000 (4%), from $433,000 in the 2003 Quarter to $416,000 in the 2004 Quarter

         Depreciation declined $25,000, from $85,000 in the 2003 Quarter to $60,000 in the 2004 Quarter, resulting from assets which became fully depreciated.

         Investment and other income, net, increased $192,000 from $44,000 in the 2003 Quarter to $236,000 in the 2004 Quarter. Other income in the 2004 Quarter included $272,000 (excluding reimbursed arbitration costs) from Presidion resulting from an arbitration award from their breach of an agreement with the Company. The Company was awarded $250,000 for the stipulated break-up fee, plus certain costs and interest. Offsetting the award was a non-cash impairment of $73,000 recorded on marketable securities which recognized most of the unrealized losses incurred on fixed income mutual funds. Aside from arbitration award and the impairment, investment and other income declined $7,000 resulting primarily from declining investment balances and lower interest rates.

         The Company also recorded a tax credit to be repaid by the New York State Department of Taxation and Finance in the 2004 Quarter resulting from overpayments in the prior taxable year. There was no such amount in the 2003 Quarter.

DISCONTINUED OPERATIONS
-----------------------

         Discontinued operations in the 2003 Quarter, reflects the net operating results of the affinity services subsidiary which was sold effective August 1, 2003. In the 2004 Quarter there were no discontinued operations.

SIX MONTHS ENDED JUNE 30, 2004 (THE "2004 PERIOD") COMPARED TO SIX MONTHS ENDED
-------------------------------------------------------------------------------
JUNE 30, 2003 (THE "2003 PERIOD").
----------------------------------

         The 2004 Period reflected a net loss of $569,000 compared to a net loss of $922,000 in the 2003 Period. Loss from continuing operations was $569,000 in the 2004 Period versus a loss of $1,110,000 in the 2003 Period; a reduction in losses of $541,000, or 49%. The reduction was largely attributable to the receipt of a one-time arbitration award of $280,000 resulting from a breach of an agreement. Basic and diluted loss per share from continuing operations was $.25 and $.51 per share in the 2004 and 2003 Period respectively. Basic and diluted income per share from discontinued operations was $.09 in the 2003 Period and zero in the 2004 Period.

REVENUES FROM CONTINUING OPERATIONS
-----------------------------------

         Revenues were $425,000 in the 2004 Period, versus $253,000 in the 2003 Period, representing an increase of $172,000 or 68%. The Company's revenues decreased by $95,000 in its automotive segment, from $190,000 in the 2003 Period to $95,000 in the 2004 Period as a result of transferring the operating responsibility of its CRM business to ClaimsNet, effective January 2003. However, as described below, the significant reduction in infrastructure costs eliminated the direct expenses and losses from this business segment (excluding corporate overhead which the Company does not allocate to its operating units). The revenues the Company recorded in the 2004 Period reflect referral fees associated with claims processed by ClaimsNet. Offsetting the reduction in revenues from its automotive segment was an increase in revenues of $267,000 from Sentaur, the Company's financial recovery business for hospitals. Its revenues increased from $63,000 in the 2003 Period to $330,000 in the 2004 Period. Sentaur commenced recording revenues in April 2003 and there were only three months billings in the 2003 Period. While revenues have increased, Sentaur is currently losing money and not supporting its direct expenses.

OPERATING INCOME AND EXPENSES FROM CONTINUING OPERATIONS
--------------------------------------------------------

         Losses from continuing operations decreased 49%, to $569,000 in the 2004 Period compared to a loss of $1,110,000 in the 2003 Period, a decrease in losses of $541,000. The comparative amounts are described below.

         Collision repair expense relating to its automotive repair business, decreased to zero in the 2004 Period versus $101,000 in the 2003 Period resulting from the transfer of the business to ClaimsNet, described above.

         Selling expenses decreased by $26,000 (10%), to $223,000 in the 2004 Period, from $249,000 in the 2003 Period. This was the result of lower selling expenses for all business activities including Sentaur and other corporate marketing activities, including some transition marketing expenses incurred for CRM in the 2003 Period for which there was no comparable amount in the 2004 Period.

         General and administrative expenses increased by $11,000 (1%), from $930,000 in the 2003 Period to $941,000 in the 2004 Period. Increased legal expenses relating to our claim against Presidion Solutions, Inc. which was arbitrated (and an award granted to the Company) in the 2004 Period, as well as two other claims (as described in the Company's December 31, 2003 10-KSB), one in which it is a plaintiff and one as a defendant, are the primary reasons for the increase. In addition, the Company has incurred legal expenses associated with due diligence for the PEI Group transaction. During the 2004 Period the Company incurred legal expenses totaling $172,000, versus $133,000 in 2003 the Period, an increase of $39,000. Excluding legal costs, all other general and administrative expenses in the aggregate declined by $23,000.

         Depreciation declined $50,000, from $169,000 in the 2003 Period to $119,000 in the 2004 Period, resulting from assets which became fully depreciated.

         Investment and other income, net, increased $189,000 from $87,000 in the 2003 Period to $276,000 in the 2004 Period. Other income in the 2004 Period included $272,000 (excluding reimbursed arbitration costs) from Presidion resulting from an arbitration award from their breach of an agreement with the Company. The Company was awarded $250,000 for the stipulated break-up fee, plus certain costs and interest. Offsetting the award was a non-cash impairment of $73,000 recorded on marketable securities which recognized most of the unrealized losses incurred on fixed income mutual funds. Aside from arbitration award and the impairment, other income declined $10,000 resulting primarily from declining investment balances and lower interest rates.

         The Company also recorded a tax credit to be repaid from the New York State Department of Taxation and Finance in the 2004 Period resulting from overpayments in the prior taxable year. There was no such amount in the 2003 Period.

DISCONTINUED OPERATIONS
-----------------------

         Discontinued operations in the 2003 Period, reflects the net operating results of the affinity services subsidiary which was sold effective August 1, 2003. In the 2004 Period there were no discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As of June 30, 2004 the Company had cash and cash equivalents of $231,000. The Company also holds shares in a number of highly liquid mutual funds valued at $3,544,000. Working capital of the Company as of June 30, 2004 was $3,440,000 and its working capital ratio was 5:1.

         In connection with the Company's rental of office space in Florida, in July 2002, the Company was required to establish a $300,000 restricted cash fund, initially invested in a certificate of deposit, with a Florida bank for the five and a half year term of the lease, as a guarantee of its future rental commitments. Such amounts are excluded from liquidity and working capital, described above, and presented as restricted cash. The restricted fund amount declines as the remaining rental commitment declines, as follows; the balance of the certificate will be $200,000 after the 36th month, $100,000 after the 48th month, and zero after 60 months.

         The Company has no major expenditures that it currently anticipates for capital equipment, however it is expending funds due to operating losses, including funding the growth of its Sentaur business unit. As Sentaur obtains new hospital customers and seeks to expand its sales, it may require additional funds for personnel expenses and software systems development, but this would occur in anticipation of future revenue growth. Should we not complete the transaction with the PEI Group described above in Note 3, we would expect to use our resources to support Sentaur's growth during the remainder of 2004 and thereafter. Also, the Company incurred an unusually high level of legal expense in the 2004 Period in connection with three claims; two of which the Company is the plaintiff ( it has won one of those cases as discussed in Note 5 above) and one in which it is the defendant. We anticipate this level of legal costs will decline.

         In addition, the Company has spent considerable management effort and time pursuing acquisition candidates, and has incurred varying levels of expenses in connection with each evaluation. These have ranged from minor amounts for such expenses as an initial business trip or, more extensively, multiple trips for due diligence, legal review and lien and judgment searches. We are currently expending funds for the transaction with the PEI Group described in Note 3, above. Should we not complete this transaction, and seek another acquisition, we may use a significant amount of our funds to either pay a portion of the purchase price and/or expand the business we acquire.

         The Company believes that its present liquidity will enable it to continue to support its operations, as they are currently configured for our continuing business, for the next twelve months and for an extended period thereafter depending on the extent of use of its funds to build existing businesses or possible use of funds to develop or acquire new businesses.

CONTEMPLATED TRANSACTION

         The Company announced on May 17, 2004 that it has signed a share exchange agreement to acquire Pacific Ethanol, Inc., Kinergy Marketing, LLC and Re-Energy, LLC in a stock-for-stock share exchange transaction. Upon consummation of the share exchange, each of the acquired companies will become wholly-owned subsidiaries of Accessity Corp. and Accessity Corp. will re-incorporate in the State of Delaware and change its name to Pacific Ethanol, Inc.

         Accessity Corp. will issue approximately 18.8 million shares to acquire all the companies in this transaction. It is contemplated that the combined company will have approximately 22 million shares of common stock outstanding, on a fully-diluted basis, should all options and warrants be exercised following consummation of the share exchange transaction.

         The proposed share exchange, expected to be completed as quickly as possible, is subject to satisfaction of due diligence investigations by all of the parties, approval by a majority of Accessity's shareholders and certain other additional conditions to closing including completion of audits of Pacific Ethanol, Kinergy Marketing and Re-Energy. As a further condition to the completion of the acquisitions, the current management of Accessity will resign and the current management of the acquired companies will assume management of the combined companies. The former Board of Directors of Accessity will designate one person to serve on the board of directors of Pacific Ethanol until the 2005 annual shareholders meeting. [See Note 3 to the Financial Statements herein]


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange
Act) as of June 30, 2004. Based upon that evaluation required by section ss.240.13a-15 or 240.15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.

         There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      EXHIBITS

         10.1 Share Exchange Agreement dated May 12, 2004 by and among Accessity Corp., a New York corporation Pacific Ethanol, Inc., a California corporation ("PEI"); Kinergy Marketing, LLC, an Oregon limited liability company ("Kinergy"); Reenergy, LLC, a California limited liability company ("Reenergy,"; each of the shareholders of PEI identified on the signature pages thereto (collectively, the "PEI Shareholders"); each of the holders of options or warrants to acquire shares of common stock of PEI identified on the signature pages thereto (collectively, the "PEI Warrantholders"); each of the limited liability company members of Kinergy identified on the signature pages thereto (collectively, the "Kinergy Members"); each of the limited liability company members of Reenergy identified on the signature pages thereto (collectively, the "Reenergy Members")

         10.2 Amendment No. 1 to Share Exchange Agreement made and entered into on July 29, 2004 by and among Accessity Corp., a New York corporation Pacific Ethanol, Inc., a California corporation ("PEI"); Kinergy Marketing, LLC, an Oregon limited liability company ("Kinergy"); Reenergy, LLC, a California limited liability company ("Reenergy,"; each of the shareholders of PEI identified on the signature pages thereto (collectively, the "PEI Shareholders"); each of the holders of options or warrants to acquire shares of common stock of PEI identified on the signature pages thereto (collectively, the "PEI Warrantholders"); each of the limited liability company members of Kinergy identified on the signature pages thereto (collectively, the "Kinergy Members"); each of the limited liability company members of Reenergy identified on the signature pages thereto (collectively, the "Reenergy Members")

         31.1     Certification of Chief Executive Officer

         31.2     Certification of Chief Financial Officer

         32.1     Certification of Chief Executive Officer

         32.2     Certification of Chief Financial Officer

(b)      REPORTS ON FORM 8-K

                  The Company filed a Current Report on Form 8-K dated March 31, 2004 disclosing a press release that announced the Company's financial results for the period ended March 31, 2004.

                  The Company filed a Current Report on Form 8-K dated May 17, 2004 disclosing a press release that announced the execution of the Share Exchange Agreement, by and among the Company and Pacific Ethanol Inc., Kinergy Marketing, LLC, and Re-Energy LLC. for the Company to acquire each of these entities as wholly owned subsidiaries in a share exchange transaction.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Accessity Corp.


Date: August 16, 2004                By:  Barry Siegel
                                          ------------
                                          Chairman of the Board, President
                                          and Chief Executive Officer


Date: August 16, 2004                By:  Philip B. Kart
                                          ---------------
                                          Senior Vice President, Treasurer,
                                          Secretary and Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------

         10.1 Share Exchange Agreement dated May 12, 2004 by and among Accessity Corp., a New York corporation Pacific Ethanol, Inc., a California corporation ("PEI"); Kinergy Marketing, LLC, an Oregon limited liability company ("Kinergy"); Reenergy, LLC, a California limited liability company ("Reenergy,"; each of the shareholders of PEI identified on the signature pages thereto (collectively, the "PEI Shareholders"); each of the holders of options or warrants to acquire shares of common stock of PEI identified on the signature pages thereto (collectively, the "PEI Warrantholders"); each of the limited liability company members of Kinergy identified on the signature pages thereto (collectively, the "Kinergy Members"); each of the limited liability company members of Reenergy identified on the signature pages thereto (collectively, the "Reenergy Members")

         10.2 Amendment No. 1 to Share Exchange Agreement made and entered into on July 29, 2004 by and among Accessity Corp., a New York corporation Pacific Ethanol, Inc., a California corporation ("PEI"); Kinergy Marketing, LLC, an Oregon limited liability company ("Kinergy"); Reenergy, LLC, a California limited liability company ("Reenergy,"; each of the shareholders of PEI identified on the signature pages thereto (collectively, the "PEI Shareholders"); each of the holders of options or warrants to acquire shares of common stock of PEI identified on the signature pages thereto (collectively, the "PEI Warrantholders"); each of the limited liability company members of Kinergy identified on the signature pages thereto (collectively, the "Kinergy Members"); each of the limited liability company members of Reenergy identified on the signature pages thereto (collectively, the "Reenergy Members")

         31.1     Certification of Chief Executive Officer

         31.2     Certification of Chief Financial Officer

         32.1     Certification of Chief Executive Officer

         32.2     Certification of Chief Financial Officer