Form 10QSB
period 2004-09-30
ACCESSITY CORP
filed 2004-11-15
CIK 778164

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from to

                         Commission file number 0-21467

                                 ACCESSITY CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            New York                                          11-2750412
-------------------------------                              -------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


      12514 West Atlantic Boulevard
      Coral Springs, Florida 33071                          (954-752-6161)
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Issuer's telephone number)


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

     As of November 10, 2004 the issuer had outstanding a total of 2,339,414 shares of common stock.

     Transitional Small Business Format (check one) Yes[ ] No[ X ]
================================================================================

                                 ACCESSITY CORP.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2004

                                    CONTENTS


                                                                           PAGE
                                                                           ----

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
             Condensed Consolidated Balance Sheet
                         As of September 30, 2004 (Unaudited)                3

             Condensed Consolidated Statements of Operations and
                         Comprehensive Loss (Unaudited) for the
                         Three Months ended
                         September 30, 2004 and 2003                         4

             Condensed Consolidated Statements of Operations and
                         Comprehensive Loss (Unaudited) for the
                         Nine Months ended September 30, 2004 and 2003       5

             Condensed Consolidated Statements of Cash Flows
                         (Unaudited) for the Nine Months ended
                         September 30, 2004 and 2003                         6

             Notes to Condensed Consolidated Financial                       7
                         Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation         17

Item 3.   Controls and Procedures                                           21


Part II.  OTHER INFORMATION                                                 22

Item 6.   Exhibits and Reports on Form 8-K                                  22

          Certifications                                                    25

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                 ACCESSITY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $    361,480
     Accounts receivable                                                              91,124
     Investments                                                                   3,369,437
     Prepaid expenses and other current assets                                        86,487
     Restricted funds                                                                300,000
     Security deposit                                                                 22,098
                                                                                ------------

                              Total current assets                                 4,230,626

Property and equipment, net of accumulated depreciation                              241,972
Other assets                                                                           1,826
                                                                                ------------

                              Total assets                                      $  4,474,424
                                                                                ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $     75,252
     Accrued expenses and other current liabilities                                  374,342
                                                                                ------------

                              Total current liabilities                              449,594

                                                                                ------------

Shareholders' equity:
     Common stock, $.015 par value, authorized 30,000,000
               shares; issued 2,521,398                                               37,821
     Additional paid-in capital                                                   11,107,158
     Accumulated other comprehensive income, unrealized holding
               gain on investment securities                                           3,406
     Deficit                                                                      (5,394,113)
                                                                                ------------

                                                                                   5,754,272
     Less common stock held in treasury, at cost,
               181,984 shares                                                      1,729,442
                                                                                ------------

     Total shareholders' equity                                                    4,024,830
                                                                                ------------

                              Total liabilities and shareholders' equity        $  4,474,424
                                                                                ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                        Three Months Ended,
                                                                                 ---------------------------------
                                                                                 SEPTEMBER 30         September 30
                                                                                     2004                 2003
                                                                                 ------------         ------------
Revenue:
           Collision repairs and royalties                                       $     47,102         $     29,358
           Hospital fees                                                              149,809              164,993
                                                                                 ------------         ------------

                    Total revenues                                                    196,911              194,351
                                                                                 ------------         ------------
Operating expenses:
           Collision repair expenses                                                     --                  1,057
           Sales and marketing                                                         98,805              105,185
           General and administrative                                                 485,833              391,309
           Depreciation and amortization                                               82,361               67,733
                                                                                 ------------         ------------

                    Total operating expenses                                          666,999              565,284
                                                                                 ------------         ------------

                                                                                     (470,088)            (370,933)

Investment and other income, net of interest expense (Note 5 and 11)                   35,355               54,567
                                                                                 ------------         ------------

Loss from continuing operations (no provision for income taxes)                      (434,733)            (316,366)
                                                                                 ------------         ------------

Discontinued operations (Note 7):
         Income from affinity services subsidiary (no tax effect)                        --                 26,407
         Gain on disposal of affinity services subsidiary (no tax effect)                --                 10,000
                                                                                 ------------         ------------
Income  from discontinued operations                                                     --                 36,407

                                                                                 ------------         ------------
Net loss                                                                             (434,733)            (279,959)

Other comprehensive income or loss - unrealized gain (loss) on
           marketable securities (Note 11)                                             13,805              (28,808)
                                                                                 ------------         ------------
Comprehensive loss                                                               $   (420,928)        $   (308,767)
                                                                                 ============         ============

Basic and diluted earnings (loss) per common share:
           Continuing operations                                                 $      (0.19)        $      (0.14)
           Discontinued operations                                                       0.00                 0.01
                                                                                 ------------         ------------
                    Total                                                        $      (0.19)        $      (0.13)
                                                                                 ============         ============

Weighted average number of common shares outstanding                                2,261,523            2,186,519
Effect of dilutive securities, stock options and warrants                                --                   --
                                                                                 ------------         ------------

Basic and diluted weighted average number of common shares outstanding              2,261,523            2,186,519
                                                                                 ============         ============

             See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                           Nine Months Ended,
                                                                                   ---------------------------------
                                                                                   SEPTEMBER 30         September 30
                                                                                       2004                 2003
                                                                                   ------------         ------------
Revenue:
           Collision repairs and royalties                                         $    142,335         $    219,624
           Hospital fees                                                                480,063              227,725
                                                                                   ------------         ------------

                     Total revenues                                                     622,398              447,349
                                                                                   ------------         ------------
Operating expenses:
           Collision repair expenses                                                       --                102,052
           Sales and marketing                                                          321,689              354,157
           General and administrative                                                 1,426,859            1,321,660
           Depreciation and amortization                                                200,917              237,116
                                                                                   ------------         ------------

                     Total operating expenses                                         1,949,465            2,014,985
                                                                                   ------------         ------------

                                                                                     (1,327,067)          (1,567,636)

Investment and other income, net of interest expense (Note 5 and 11)                    311,505              141,125
                                                                                   ------------         ------------

Loss from continuing operations before provision for income taxes                    (1,015,562)          (1,426,511)
Income tax benefit                                                                       11,525                 --
                                                                                   ------------         ------------
Loss from continuing operations                                                      (1,004,037)          (1,426,511)
                                                                                   ------------         ------------

Discontinued operations (Note 7):
           Income from affinity services subsidiary  (no tax effect)                       --                214,711
           Gain on disposal of affinity services subsidiary (no tax effect)                --                 10,000
                                                                                   ------------         ------------
Income from discontinued operations                                                        --                224,711
                                                                                   ------------         ------------

Net loss                                                                             (1,004,037)          (1,201,800)
Other comprehensive - unrealized gain (loss) on
           marketable securities (Note 11)                                                3,406              (49,765)
                                                                                   ------------         ------------
Comprehensive loss                                                                 $ (1,000,631)        $ (1,251,565)
                                                                                   ============         ============

Basic and diluted earnings (loss) per common share:
           Continuing operations                                                   $      (0.45)        $      (0.65)
           Discontinued operations                                                         0.00                 0.10
                                                                                   ------------         ------------
                     Total                                                         $      (0.45)        $      (0.55)
                                                                                   ============         ============


Weighted average number of common shares outstanding                                  2,245,539            2,178,119
Effect of dilutive securities, stock options and warrants                                  --                   --
                                                                                   ------------         ------------
Weighted average diluted common shares outstanding                                    2,245,539            2,178,119
                                                                                   ============         ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                     ---------------------------------
                                                                                     SEPTEMBER 30         September 30
                                                                                         2004                 2003
                                                                                     ------------         ------------
Cash flows provided by (used in) operating activities:
     Net income (loss)                                                               $ (1,004,037)        $ (1,201,800)
                                                                                     ============         ============
     Adjustments to reconcile net income (loss) to net cash provided by (used
        in) operating activities:
            Depreciation and amortization (including bond premium
               amortization in 2003)                                                      200,917              256,746
            Loss on sale of investments                                                    44,418               14,919
            Impairment losses on marketable securities                                     40,002                 --
            Options granted for services                                                     --                  8,955
            Changes in assets and liabilities:
                   Accounts receivable                                                     64,972              (23,638)
                   Prepaid expenses and other assets                                       57,439              243,664
                   Accounts payable                                                        23,055             (207,948)
                   Accrued expenses and other current liabilities                         (44,557)            (521,566)
                                                                                     ------------         ------------
                      Total adjustments                                                   386,246             (228,868)
                                                                                     ------------         ------------
                      Net cash provided by (used in) operating activities                (617,791)          (1,430,668)
                                                                                     ============         ============

Cash flows provided by (used in) investing activities:
        Purchase of property and equipment                                                 (3,867)             (28,693)
        Proceeds from sale of investments                                               2,270,340            6,349,183
        Purchase of investments                                                        (1,369,891)          (5,393,699)
                                                                                     ------------         ------------

               Net cash provided by (used in) investing activities                        896,582              926,791
                                                                                     ============         ============

Cash flows provided by (used in) financing activities:
        Payments under capital lease                                                      (20,386)             (23,621)
        Proceeds from sales of common stock                                                 7,500               78,750
                                                                                     ------------         ------------
               Net cash provided by (used in) financing activities                        (12,886)              55,129
                                                                                     ============         ============


               Net increase (decrease) in cash and cash equivalents                       265,905             (448,748)

               Cash and cash equivalents at beginning of period                            95,575              908,655
                                                                                     ============         ============

               Cash and cash equivalents at end of period                            $    361,480         $    459,907
                                                                                     ============         ============

               Supplemental disclosure of cash flow information:
                   Cash paid during the period for interest                          $         29         $      3,733
                                                                                     ============         ============

               Reclassification of redeemable preferred stock from liability
                   to common stock resulting from conversion                         $    350,000         $       --
                                                                                     ============         ============

            See notes to condensed consolidated financial statements.

                                 ACCESSITY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)


1. BASIS OF PRESENTATION
------------------------

            The information contained in the condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

            The financial statements and notes are presented in accordance with the requirements of Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statements as reported in its most recent annual report on Form 10-KSB.

            In May 2004 the Company signed a definitive agreement, characterized as a share exchange transaction, which if approved by our shareholders would change the business model of the Company to the business of the acquired company and require the resignation of the present officers and directors. The Company has filed its preliminary proxy with the Securities and Exchange Commission and upon approval it will be distributed for shareholder vote. See Note 3.

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

            This report may contain forward-looking statements that involve certain risks and uncertainties. Factors may arise, including those identified in the Company's Form 10-KSB for the year ended December 31, 2003 and Form 8-K dated May 17, 2004, which could cause the Company's operating results to differ materially from those contained in any forward-looking statement.

2. BUSINESS OF THE COMPANY
--------------------------

THE FOLLOWING INFORMATION IS PROVIDED AS BACKGROUND RELATED TO THE HISTORIC AND CURRENT BUSINESS ACTIVITIES OF THE COMPANY. AS INDICATED IN NOTE 3, HOWEVER, THE COMPANY IS CURRENTLY ENGAGED IN A TRANSACTION WHICH, IF CONCLUDED, WOULD CHANGE ITS BUSINESS MODEL AND DIRECTORS AND OFFICERS, RENDERING THIS INFORMATION NO LONGER RELEVANT.

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

            The Company also offered collision repair management services during early 2003 for the insurance industry through a website on the Internet. Revenues for such services commenced in December 2001 and continued throughout 2002. However, under a strategic partnership agreement, effective January 2, 2003 (see Note 6), the Company transferred the operating responsibilities and management of this business to a third party and is no longer engaged in collision repair management. During the early part of 2003 it completed certain in-process repairs that had been initiated by its customers in late 2002. It remains liable for warranties of auto repairs provided, however warranty costs have historically not been significant.

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

            Three of the Company's customers currently accounted for approximately 68% of its 2004 continuing revenues to date; of those three, the Company receives funds from one entity in the automotive segment as described in
Note 6. Three medical segment customers accounted for approximately 95% of its outstanding trade receivables at September 30, 2004.


3. DEFINITIVE AGREEMENT SIGNED FOR POTENTIAL ACQUSITIONS, CHANGE OF CONTROL AND
-------------------------------------------------------------------------------
CHANGE IN BUSINESS MODEL
------------------------

            On May 17, 2004 the Company signed a definitive agreement ("the Share Exchange Agreement") with Pacific Ethanol Inc., a California company, Kinergy Marketing, LLC, an Oregon limited liability company, and Re-Energy, LLC, a California company, (collectively hereinafter referred to as the "PEI Group") all of which are geographically located in California, to acquire those companies in exchange for 18.8 million shares on a fully diluted basis (of which approximately 1.5 million shares would be reserved to replace existing PEI Group options and for its convertible debt, if converted) of Accessity common stock to the then current shareholders of those companies. As noted below, Pacific Ethanol is now attempting to raise approximately $7 million, and this would result in 2.5 million additional shares being issued when completed. The transaction is structured as a stock-for-stock share exchange; with Accessity continuing as the surviving parent company and the PEI Group entities becoming wholly owned subsidiaries of Accessity. Pacific Ethanol, Inc. is to receive the largest block of shares and would become the accounting acquirer in this transaction.

            Privately held PEI Group, has developed a strategy aimed at becoming the first vertically integrated producer and marketer of ethanol in California, the nation's most populous state with the highest ethanol demand in the United States. Effective January 1, 2004 the State of California mandated the elimination of MTBE as a gasoline additive and required the use of ethanol as its replacement to improve air quality resulting from auto emissions. The California ethanol market is currently estimated to be annually approximately 900 million gallons, based on published market reports, and approximately $1 billion dollars. At present, through Kinergy Marketing LLC, PEI Group is presently a re-seller of ethanol and its unaudited results indicated that it generated approximately $56 million in revenue for the nine months ended September 30, 2004. The PEI Group intends to pursue strategic acquisitions in the ethanol market. It also owns land and a grain processing facility and has received the critical permits to begin construction of a 35 million gallon ethanol plant on its property in Madera, California when all funding is in place. PEI Group is attempting to raise $7 million in equity now, as a condition precedent to the Share Exchange Agreement, and would use those funds and the cash it receives from Accessity, to provide funding for working capital and the publicly traded common stock of Accessity Corp., for strategic acquisitions when the transaction is complete. Funding for the Madera production facility and its working capital requirements is expected to be sought after the initial acquisitions in part through bank lending, and equity. The $7 million equity financing, when completed, will require approximately 2.5 million additional shares (plus underwriter's warrants) to be issued to the shareholders of Pacific Ethanol.

            Under the terms of the Share Exchange Agreement, which is subject to satisfactory completion of due diligence and shareholder approval, the existing directors, officers and employees of the Company will be required to terminate their positions with Accessity. The existing business operations of Sentaur, including the related personal property in use at the Coral Springs Florida location, will be sold to CEO and founder Barry Siegel. The stock of DriverShield CRM, whose operations consists of its royalty stream from ClaimsNet (see Note 6), will be transferred to Barry Siegel in lieu of a portion of the cash payments required under his employment contract. Mr. Siegel will also retain some costs associated with the lease of the Coral Springs, Florida building in the event its sale has not concluded by the closing of the Share Exchange Agreement (see Note 14). Thereafter, having shut down all activities in Florida, the management of Accessity would be transferred to the new management of the PEI Group which is located in California. The present Accessity Board of Directors will have the right to nominate one director with a term that expires until the 2005 Accessity shareholders meeting. The remaining assets, including all of the Company's cash and investment funds, certain prepaid and other assets and selected liabilities, would be retained under the control of the new management of the PEI Group. In addition, the Share Exchange Agreement requires Accessity to prosecute the lawsuit against Presidion's investment bankers, the Mercator Group LLC, Global Taurus LLC, et al, for in excess of $100 million, as described in the Company's December 31, 2003 Form 10-KSB (also see Note 5). The proceeds, if any, from a successful outcome of this suit, after the payment of legal fees, will be distributed two-thirds to Accessity shareholders of record, on the date of closing of the transaction with the PEI Group, with the remaining one-third being retained by the Company. In the event Accessity terminates the Share Exchange Agreement for a Superior Proposal, as defined in the Share Exchange Agreement, Accessity will pay the expenses of the other parties up to a maximum amount of $150,000.

            The Company has filed its preliminary proxy with the Securities and Exchange Commission for review and, upon completion will forward the proxy to its shareholders and schedule a shareholder meeting to vote for approval of the transaction. The Company has also been in communication with the Nasdaq Stock Market which has deemed this proposed transaction with the PEI Group as a "Reverse Merger" and therefore, would require the Company to file an Initial Listing Application for continued listing of the Company's stock on the Nasdaq SmallCap Stock Market subsequent to the closing of this transaction.

            The Company has signed two amendments to the Share Exchange Agreement dated July 29 and October 1, 2004, revising the date upon which the Share Exchange Agreement will terminate should the contemplated transaction not close on October 29, 2004 and January 7, 2005, respectively. Additionally, Amendment No. 2 to the Share Exchange Agreement provided for revision to the following material terms: (i) subject to shareholder approval, Accessity will sell the Sentaur Corp. subsidiary to Barry Siegel for the sum of $5,000 (ii) an additional condition to closing was added requiring PEI to raise at least $7 million in new equity, with all but $500,000 being held in escrow subject to consummation of the Share Exchange.

4. PREFERRED STOCK
------------------

            In connection with the sale of the Company's former wholly-owned subsidiary, driversshield.com FS Corp. ("FS"), its collision repair and fleet services business, to PHH Vehicle Management Services, LLC, d/b/a PHH Arval ("PHH"), a subsidiary of the Cendant Corporation (NYSE, symbol CD) in February 2002 and, pursuant to the Preferred Stock Purchase Agreement, PHH acquired 1,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Shares") for $1.0 million. The Preferred Shares provided conversion, at the holder's discretion, into 100,000 shares of the Company's common stock (subject to adjustments for stock splits, re-capitalization and anti-dilution provisions), and had a preference in liquidation, as defined, of $1,250,000.

            Effective May 13, 2004, in exchange for certain mutual releases and the amendment of the Stock Purchase Agreement dated October 29, 2001 resulting in the extension of certain non-compete clauses in favor of PHH, the Company and PHH entered into a Stock Repurchase Agreement providing the Company, or its assigns, with the right to repurchase these Preferred Shares for $350,000. Pursuant to the terms of the Stock Repurchase Agreement, the Company was required to repurchase the Preferred Shares only in the event that the arbitration matter between the Company and Presidion Solutions, Inc. (Note 5) was successfully concluded in favor of the Company, and, the award had been fully collected. In June 2004 the arbitrator ruled in favor of the Company, and during the third quarter the Company collected the full amount due in a series of payments. On September 9, 2004 an unrelated individual assumed the obligations of the Company and repurchased the preferred shares and immediately thereafter converted them into 100,000 common shares.

            During the quarter ended June 30, 2004 the Company had reclassified its preferred stock out of the equity section, and into a liability account, at fair value, $350,000, since the redemption of its preferred stock was outside the control of the Company. Upon its repurchase and conversion into common stock, it was reclassified into equity.


5. AWARD GRANTED TO COMPANY IN ARBITRATION MATTER
-------------------------------------------------

            During June 2004 the Company received notice that the arbitration proceedings under the auspices of the American Arbitration Association had concluded that the Company was entitled to the $250,000 break-up fee set forth in the Memorandum of Understanding ("MOU") between the Company and Presidion Solutions, Inc. ("Presidion"), as well as its share of the costs of the arbitration and interest from the date of the termination of that agreement by Presidion, aggregating approximately $30,000. As described more fully in the Company's Form 10-KSB for the year ended December 31, 2003, the Company and Presidion had entered into a MOU with the contemplation of merging Presidion into the Company. Subsequently, Presidion breached the MOU and the Company filed for arbitration. According to the arbitration terms, Presidion was provided thirty days to make the payment. As an accommodation, the Company accepted an initial payment of $98,332 on June 28, 2004, and an interest-bearing promissory note, in the aggregate amount of $181,358, comprising two payments of approximately similar amounts to be made on July 28 and August 27, 2004. The Company received both payments on a timely basis. The arbitration award for the break-up fee and interest is included in Investment and Other Income in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

6. STRATEGIC PARTNERSHIP FOR INSURANCE BUSINESS
-----------------------------------------------

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

For the nine months ended September 30, 2004 and 2003 the Company recorded fees from ClaimsNet of $142,000 and $82,000 respectively.


7. DISCONTINUED OPERATIONS OF AUTOMOBILE AFFINITY SERVICES BUSINESS AND SALE TO
-------------------------------------------------------------------------------
RELATED PARTY
-------------

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

            The operating results of the affinity services business have been presented as discontinued operations in the accompanying financial statements. The Company recorded a gain of $10,000 on the transaction in the quarter ended September 30, 2003.

            Operating results during the three and nine months ended September 30, 2003, for the discontinued affinity services operations were as follows:

                                          Three Months Ended   Nine Months Ended
                                              Sept. 30,            Sept. 30,
                                              ---------            ---------
                                                 2003                 2003
                                              ---------            ---------
Revenues                                      $  41,000            $ 419,000
Cost of sales, selling, general and
  administrative expenses                       (15,000)            (204,000)
                                              ---------            ---------
Income from discontinued operations,
  pre-tax                                     $  26,000            $ 215,000
                                              ---------            ---------


8. EARNINGS (LOSS) PER SHARE
----------------------------

            Basic earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents, such as preferred stock, stock options and warrants, were exercised. For the nine months ended September 30, 2004 and 2003, respectively, approximately 415,000 and 700,000 of potentially dilutive common stock equivalents were excluded from the earnings per share calculations, as their inclusion would have been anti-dilutive.


9. STOCK-BASED COMPENSATION PLANS
---------------------------------

            The Company issues stock options to its employees and outside directors pursuant to stockholder-approved stock option programs, and accounts for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the three and nine months ended September 30, 2004 and 2003, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. See Note 10 for variable priced stock options. For pro forma disclosures, the estimated fair value of the option is amortized over the vesting period, which range from immediate vesting to three years. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

                                                     Three Months Ended            Nine Months Ended
                                                          Sept. 30,                    Sept. 30,
                                                   -----------------------     -------------------------
                                                      2004         2003           2004           2003
                                                   ----------   ----------     ----------     ----------
     Net income (loss), as reported                ($434,733)   ($279,959)    ($1,004,037)   ($1,201,800)
     Deduct: Total stock-based employee
             compensation expense
             determined under fair value-
             based method for all awards,
             net of related tax effects              (85,753)    (133,054)       (257,259)      (408,735)
                                                   ---------    ---------      ----------    -----------


     Pro forma net income (loss)                   ($520,486)   ($413,013)    ($1,261,296)   ($1,610,535)
                                                   ---------    ---------      ----------    -----------

     Earnings (loss) per share:
        Basic, as reported                         ($   .19)    ($   .13)      ($    .45)     ($    .55)
        Basic, pro forma                           ($   .23)    ($   .19)      ($    .56)     ($    .74)

        Diluted, as reported                       ($   .19)    ($   .13)      ($    .45)     ($    .55)
        Diluted, pro forma                         ($   .23)    ($   .19)      ($    .56)     ($    .74)


10. NON-CASH COMPENSATION FOR VARIABLE PRICED OPTIONS
-----------------------------------------------------

            In October 1999 the Company repriced certain options previously granted to employees and third parties, representing the right to acquire 440,000 shares of common stock. The original grants gave holders the right to purchase common shares at prices ranging from $5.00 to $6.20; these were repriced to prices ranging from $3.75 to $4.15 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an affiliate). In addition, in September 2002 the Company granted a five-year extension to the life of certain fully vested options that had expired. Pursuant to FASB Interpretation No. 44, the Company accounts for these as variable from the date of the modification until they are exercised, forfeited or expired, and records the intrinsic value of such grants. During the year ended December 31, 2003 all of these options, except for 6,667 which were extended in 2002, were either forfeited or expired. There was no charge or credit during 2004, or the comparable period in 2003.


11. INVESTMENTS AND IMPAIRMENT OF SECURITIES
--------------------------------------------

            Investments at September 30, 2004 consist of available-for-sale securities that had a fair market value of $3,369,000.

            The Company evaluates its individual securities holdings to determine whether it believes that a decline in investment value may be permanent or other-than-temporary. In the quarter ended June 30, 2004 the Company recognized an impairment, characterized as other-than-temporary, of approximately $73,000, which included the unrealized losses previously reported as the sole component of comprehensive losses, and most of the decrease in value in the current quarter. While the total return for each of its income securities covering the most recent twelve month period has been positive, the Company considered that the increasing interest rate environment, which has resulted in decreasing prices for each of the fixed income mutual funds that the Company held at June 30, 2004, would continue. Further, in order to support its current operating losses, the Company periodically sells some portion of its investment holdings which may preclude its ability to hold securities sufficiently to realize its initial investment. In July 2004 the Company made the decision to sell one of its investment positions, which represented $33,000 of the impairment amount noted above, concluding that its total return no longer justified the market risk environment and recording that amount of the impairment as a realized loss.

The investment balance, shown above, is valued at quoted market prices and accordingly already reflects the impairment and realized loss.

12. PROFORMA INFORMATION
------------------------

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


14. FLORIDA OFFICE LEASE AND RELATED PARTY TRANSACTION AND ACCELERATED
----------------------------------------------------------------------
AMOTIZATION OF LEASEHOLD IMPROVEMENTS
-------------------------------------

            The 7,300 square foot building in Coral Springs, Florida which the Company leases for its headquarters is owned and operated by B & B Lakeview Realty Corp., whose three shareholders, Barry Siegel, Barry Spiegel and Ken Friedman are, or previously were, members of the Company's Board of Directors. In accordance with the terms of the lease, the Company paid required rentals to B & B Lakeview Realty of approximately $36,000 in the current quarter and $109,000 during the 2004 Period. Pursuant to the lease agreement, the Company is also required to pay various building maintenance, insurance and other specified charges, as incurred, to other unrelated vendors. It was also required to establish a restricted depository account, in the amount of $300,000, as described in the Liquidity and Capital Resources section of Managements Discussion and Analysis or Plan of Operation.

            In connection with the Share Exchange transaction described in Note 3, above, B & B Lakeview Realty Corp has informed the Company that it had listed the property for sale and has accepted an offer, subject to certain closing conditions which are required to be met prior to the anticipated closing date, currently scheduled for early January 2005. Upon consummation of the sale of the building, the Company will terminate its lease and rental obligations, and the restricted funds of $300,000 would be returned to the Company, assuming no other defaults exist. As a result of the foregoing, and the landlord's intent to dispose of the building thereby terminating the Company's office lease arrangement, such restricted funds, and its security deposit, have been reclassified to a current asset. Upon consummation of the Share Exchange transaction, in the event the property sale has not been concluded with the purchaser taking possession of the premises, Sentaur or Barry Siegel, will contribute $3,500 per month for building costs and expenses, and the Pacific Ethanol Group will pay the excess up to a maximum of $50,000. Thereafter, either Sentaur or Barry Siegel will pay the entire amount.

            In light of the related considerations noted above, the Company reviewed the net asset value and amortization schedule of its leasehold improvements in the Coral Springs, Florida building and has determined that it is appropriate to accelerate the amortization period to coincide with the anticipated sale of the building. Accordingly, it increased the amortization in the three months ended September 30, 2004 to $52,000 from $8,000. A comparable amount will be recorded in the fourth quarter, at which time the leaseholds will be fully amortized.


15. SEGMENT INFORMATION
-----------------------

            The Company currently reports two segments, medical and automotive. As described in Note 6, however, the Company participates in the automotive segment only through a roylaty arrangement; it no longer operates, or has liability for, the current activities of the automotive segment, which function under the managerial autonomy of ClaimsNet, pursuant to its contractual arrangement with the Company. The Company manages these segments separately since each serves different markets and users, as described in Note 2.

            All of the Company's sales are made within the domestic United States. Segment information follows.

                              Three Months Ended          Nine Months Ended
                                   Sept. 30,                  Sept. 30,
                            -----------------------   -------------------------
                               2004         2003          2004          2003
                            ----------   ----------   -----------   -----------
Revenue:

     Medical                $  150,000   $  165,000   $   480,000   $   228,000
     Automotive                 47,000       29,000       142,000       219,000
                            ----------   ----------   -----------   -----------
     Consolidated total     $  197,000   $  194,000   $   622,000   $   447,000
Segment profit (loss):

     Medical(1)             $  (20,000)  $   25,000   $   (46,000)  $  (156,000)
     Automotive(1)              32,000        3,000        79,000       (24,000)
     Other/corporate(1)       (447,000)    (344,000)  $(1,037,000)  $(1,246,000)
                            ----------   ----------   -----------   -----------
     Consolidated total     $ (435,000)  $ (316,000)  $(1,004,000)  $(1,426,000)

Segment profit or (loss) reflects continuing operations before provision for income taxes (benefit).

Identifiable assets at September 30, 2004:

     Medical                 $  106,000
     Automotive                  56,000
     Other, corporate         4,312,000
                             ----------
     Consolidated total      $4,474,000

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 (THE "2004 QUARTER") COMPARED TO THREE
----------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 2003 (THE "2003 QUARTER").
-----------------------------------------------------

            The 2004 Quarter reflected a net loss of $435,000 compared to a net loss of $280,000 in the 2003 Quarter. Loss from continuing operations was $435,000 in the 2004 Quarter versus a loss of $316,000 in the 2003 Quarter; an increase in losses of $119,000 or 38%. The increase was largely attributable to fees related to its proposed merger transaction with the PEI Group described in
Note 3 to the financial statements. Basic and diluted loss per share from continuing operations was $.19 and $.14 per share in the 2004 and 2003 Quarters respectively. Basic and diluted income per share from discontinued operations was zero in the 2004 Quarter and $.01 in the 2003 Quarter.

REVENUES FROM CONTINUING OPERATIONS
-----------------------------------

            Revenues were $197,000 in the 2004 Quarter, versus $194,000 in the 2003 Quarter, representing an increase of $3,000 or 2%. Revenues increased by $18,000 in the Company's automotive segment, from $29,000 in the 2003 Quarter to $47,000 in the 2004 Quarter. The revenues that the Company recorded from its automotive segment reflect its share of fees from claims processed by ClaimsNet. Sentaur revenues decreased $15,000 to $150,000 in the 2004 Quarter from $165,000 in the 2003 Quarter when its revenues commenced. A few of its existing contracts are now winding down, and while Sentaur has obtained new contracts, their revenues had not commenced or those that had were not sufficient to offset the declining contracts. Sentaur is currently not covering its direct expenses and is generating losses.

OPERATING INCOME AND EXPENSES FROM CONTINUING OPERATIONS
--------------------------------------------------------

            Pretax losses from continuing operations increased $119,000, or 38%, to $435,000 in the 2004 Quarter compared to a pretax loss of $316,000 in the 2003 Quarter. The comparative amounts are described below.

            Collision repair expense relating to its automotive repair business decreased to zero in the 2004 Quarter versus $1,000 in the 2003 Quarter resulting from the transfer of the business to ClaimsNet, described above.

            Selling expenses incurred by the Company's Sentaur business, which were relatively comparable on a quarter-to-quarter basis, decreased by $6,000 (6%), to $99,000 in the 2004 Quarter, from $105,000 in the 2003 Quarter.

            General and administrative expenses, increased by $95,000 (24%), from $391,000 in the 2003 Quarter to $486,000 in the 2004 Quarter. This was primarily the result of $74,000 in costs incurred during the 2004 Period relating to the Share Exchange Agreement.

            Depreciation increased $14,000, from $68,000 in the 2003 Quarter to $82,000 in the 2004 Quarter, resulting from assets which became fully depreciated, a decline of $30,000, offset by $44,000 in accelerated amortization on its leasehold improvements in its Florida corporate office, which the Company expects it will vacate in early January 2005.

            Investment and other income, net, decreased by $20,000 from $55,000 in the 2003 Quarter to $35,000 in the 2004 Quarter. resulting primarily from declining investment balances and lower interest rates.

DISCONTINUED OPERATIONS
-----------------------

            Discontinued operations in the 2003 Quarter, reflects the net operating results of the affinity services subsidiary which was sold effective August 1, 2003. In the 2004 Quarter there were no discontinued operations.

NINE MONTHS ENDED SEPTEMBER 30, 2004 (THE "2004 PERIOD") COMPARED TO NINE MONTHS
--------------------------------------------------------------------------------
ENDED SEPTEMBER 30, 2003 (THE "2003 PERIOD").
---------------------------------------------

            The 2004 Period reflected a net loss of $1,004,000 compared to a net loss of $1,202,000 in the 2003 Period. Loss from continuing operations was $1,004,000 in the 2004 Period versus a loss of $1,427,000 in the 2003 Period; a reduction in losses of $423,000, or 30%. The reduction was largely attributable to the receipt of a one-time arbitration award of $280,000 resulting from a breach of an agreement and increases in revenue. Basic and diluted loss per share from continuing operations was $.45 and $.65 per share in the 2004 and 2003 Period respectively. Basic and diluted income per share from discontinued operations was $.10 in the 2003 Period and zero in the 2004 Period.

REVENUES FROM CONTINUING OPERATIONS
-----------------------------------

            Revenues were $622,000 in the 2004 Period, versus $447,000 in the 2003 Period, representing an increase of $175,000 or 39%. The Company's revenues decreased by $78,000 in its automotive segment, from $220,000 in the 2003 Period to $142,000 in the 2004 Period as a result of transferring the operating responsibility of its CRM business to ClaimsNet, effective January 2003. However, as described below, the significant reduction in infrastructure costs eliminated the direct expenses and losses from this business segment (excluding corporate overhead which the Company does not allocate to its operating units). The revenues the Company recorded in the 2004 Period reflect referral fees associated with claims processed by ClaimsNet. Offsetting the reduction in revenues from its automotive segment was an increase in revenues of $252,000 from Sentaur, the Company's financial recovery business for hospitals. Its revenues increased from $228,000 in the 2003 Period to $480,000 in the 2004 Period. Sentaur commenced recording revenues in April 2003 and there were only six months billings in the 2003 Period. While revenues have increased, Sentaur is currently losing money and not supporting its direct expenses.

OPERATING INCOME AND EXPENSES FROM CONTINUING OPERATIONS
--------------------------------------------------------

            Pretax losses from continuing operations decreased 30%, to $1,004,000 in the 2004 Period compared to a pretax loss of $1,427,000 in the 2003 Period, a decrease in losses of $423,000. The comparative amounts are described below.

            Collision repair expense relating to its automotive repair business, decreased to zero in the 2004 Period versus $102,000 in the 2003 Period resulting from the transfer of the business to ClaimsNet, described above.

            Selling expenses decreased by $32,000 (9%), to $322,000 in the 2004 Period, from $354,000 in the 2003 Period. This was the result of lower selling expenses for all business activities including Sentaur and other corporate marketing activities, including some transition marketing expenses incurred for CRM in the 2003 Period for which there was no comparable amount in the 2004 Period.

            General and administrative expenses increased by $105,000 (8%), from $1,322,000 in the 2003 Period to $1,427,000 in the 2004 Period. Increased legal expenses relating to our claim against Presidion Solutions, Inc. which was arbitrated (and an award granted to the Company) in the 2004 Period, as well as two other claims (as described in the Company's December 31, 2003 10-KSB), one in which it is a plaintiff and one as a defendant, is one key reason for the increase. The Company has also incurred legal expenses associated with due diligence for the PEI Group transaction. The foregoing resulted in increased legal expenses of $43,000 over the 2003 Period. In addition, the Company incurred $64,000 in consulting fees during the 2004 Period relating to the Share Exchange Agreement for a fairness opinion on the potential transfer of certain assets.

            Depreciation declined $36,000, from $237,000 in the 2003 Period to $201,000 in the 2004 Period, resulting from assets which became fully depreciated, a decline of $80,000, offset by $44,000 in accelerated amortization on its leasehold improvements in its Florida corporate office, which the Company expects it will vacate in early January 2005. .

            Investment and other income, net, increased $171,000 from $141,000 in the 2003 Period to $312,000 in the 2004 Period. Other income in the 2004 Period included $280,000 from Presidion resulting from an arbitration award from their breach of an agreement with the Company. The Company was awarded $250,000 for the stipulated break-up fee, plus certain costs and interest. Offsetting the award was a non-cash impairment of $40,000 which recognized most of the unrealized losses incurred on fixed income mutual funds, and a realized loss of $33,000 recorded on marketable securities. Aside from arbitration award and the impairment, other income declined $30,000 resulting primarily from declining investment balances and lower interest rates.

            The Company also recorded a tax credit which was refunded by the New York State Department of Taxation and Finance in the 2004 Period resulting from overpayments in the prior taxable year. There was no such amount in the 2003 Period.

DISCONTINUED OPERATIONS
-----------------------

            Discontinued operations in the 2003 Period, reflects the net operating results of the affinity services subsidiary which was sold effective August 1, 2003. In the 2004 Period there were no discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            As of September 30, 2004 the Company had cash and cash equivalents of $361,000. The Company also holds shares in a number of highly liquid mutual funds valued at $3,369,000. Working capital of the Company as of September 30, 2004 was $3,781,000 and its working capital ratio was 9:1.

            In connection with the rental of office space in Florida, in July 2002, the Company was required to establish $300,000 in restricted funds with a Florida bank for the five and a half year term of the lease, as a guarantee of its future rental commitments. Such amounts are presented as restricted funds. The restricted fund amount is scheduled to decline as the remaining rental commitment declined, as follows; the balance of the certificate will be $200,000 after the 36th month, $100,000 after the 48th month, and zero after 60 months. In connection with the Share Exchange Agreement, described in Note 3, the landlord has offered the building for sale and signed an offer, which when concluded, would release the Company from further rent obligations by terminating its lease, and thereby result in the return of $300,000 restricted funds. Accordingly, the restricted funds have been reclassified to a current asset from the non-current status.

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

            Accessity Corp. was initially to issue approximately 18.8 million shares to the then current shareholders or owners to acquire the three companies in this transaction. It was contemplated that the combined company would have approximately 22 million shares of common stock outstanding, on a fully-diluted basis, should all options and warrants be exercised following consummation of the share exchange transaction. However, a $7 million private placement intended for acquisitions and other general corporate uses, currently in process by Pacific Ethanol, Inc., and which is a required condition to closing the transaction, would result in an additional 2.5 million shares being issued when it is completed.

            The proposed share exchange, expected to be completed as quickly as possible, is subject to satisfaction of due diligence investigations by all of the parties, approval by a majority of Accessity's shareholders and certain other additional conditions to closing including the completion of the $7 million private equity placement noted above. As a further condition to the completion of the acquisitions, the current management of Accessity will resign and the current management of the acquired companies will assume management of the combined companies. The former Board of Directors of Accessity will designate one person to serve on the board of directors of Pacific Ethanol until the 2005 annual shareholders meeting. [See Note 3 to the Financial Statements herein.] The Company has submitted its preliminary proxy to the SEC for review and upon completion will mail the proxy to its shareholders for approval at the 2004 Annual Shareholders Meeting scheduled for December 28, 2004.


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

            Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange
Act) as of September 30, 2004. Based upon that evaluation required by section ss.240.13a-15 or 240.15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(A)  EXHIBITS

     10.1 Amendment No. 2 to Share Exchange Agreement made and entered into on October 1, 2004 by and among Accessity Corp., a New York corporation Pacific Ethanol, Inc., a California corporation ("PEI"); Kinergy Marketing, LLC, an Oregon limited liability company ("Kinergy"); Reenergy, LLC, a California limited liability company ("Reenergy,"; each of the shareholders of PEI identified on the signature pages thereto (collectively, the "PEI Shareholders"); each of the holders of options or warrants to acquire shares of common stock of PEI identified on the signature pages thereto (collectively, the "PEI Warrantholders"); each of the limited liability company members of Kinergy identified on the signature pages thereto (collectively, the "Kinergy Members"); each of the limited liability company members of Reenergy identified on the signature pages thereto (collectively, the "Reenergy Members")

     31.1   Certification of Chief Executive Officer

     31.2   Certification of Chief Financial Officer

     32.1   Certification of Chief Executive Officer

     32.2   Certification of Chief Financial Officer

(B)  REPORTS ON FORM 8-K

            The Company filed a Current Report on Form 8-K dated August 17, 2004 disclosing a press release that announced the Company's financial results for the period ended June 30, 2004.

                                   SIGNATURES

            Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Accessity Corp.


Date: November 15, 2004          By: Barry Siegel
                                     -----------------------
                                     Chairman of the Board, President and
                                     Chief Executive Officer


Date: November 15, 2004          By: Philip B. Kart
                                     -----------------------
                                     Senior Vice President, Treasurer, Secretary
                                     and Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------

     10.1 Amendment No. 2 to Share Exchange Agreement made and entered into on October 1, 2004 by and among Accessity Corp., a New York corporation Pacific Ethanol, Inc., a California corporation ("PEI"); Kinergy Marketing, LLC, an Oregon limited liability company ("Kinergy"); Reenergy, LLC, a California limited liability company ("Reenergy,"; each of the shareholders of PEI identified on the signature pages thereto (collectively, the "PEI Shareholders"); each of the holders of options or warrants to acquire shares of common stock of PEI identified on the signature pages thereto (collectively, the "PEI Warrantholders"); each of the limited liability company members of Kinergy identified on the signature pages thereto (collectively, the "Kinergy Members"); each of the limited liability company members of Reenergy identified on the signature pages thereto (collectively, the "Reenergy Members")

     31.1   Certification of Chief Executive Officer

     31.2   Certification of Chief Financial Officer


     32.1   Certification of Chief Executive Officer

     32.2   Certification of Chief Financial Officer