Form 10QSB/A
period 2004-09-30
ACCESSITY CORP
filed 2004-11-17
CIK 778164

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB/A

                                 Amendment No. 1

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



                         Commission file number 0-21467

                                 ACCESSITY CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            New York                                            11-2750412
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


     12514 West Atlantic Boulevard
     Coral Springs, Florida 33071                        (954-752-6161)
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

                            PART II. OTHER INFORMATION

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


                                          Accessity Corp.


Date: November 16, 2004                   By:  Barry Siegel
                                               ------------
                                          Chairman of the Board, President and
                                          Chief Executive Officer


Date: November 16, 2004                   By:   Philip B. Kart
                                               ---------------
                                          Senior Vice President, Treasurer,
                                          Secretary and Chief Financial Officer

                                INDEX OF EXHIBITS


            31.1        Certification of Chief Executive Officer

            31.2        Certification of Chief Financial Officer