Form 10KSB
period 2004-12-31
ACCESSITY CORP
filed 2005-03-17
CIK 778164

================================================================================

                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                             -----------------

                                       or

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _____ to ______

                         Commission File Number 0-21467

                                 ACCESSITY CORP.
     (f/k/a DriverShield Corp.; f/k/a driversshield.com Corp and f/k/a First
                              Priority Group, Inc.)
                 (Name of small business issuer in its charter)


           NEW YORK                                      11-2750412
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                              3200 University Drive
                          Coral Springs, Florida 33065
               (Address of principal executive offices) (Zip Code)

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

     Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
================================================================================

     State the issuer's revenues for its most recent fiscal year.  $825,000
                                                                   --------

     The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of March 10, 2005, based upon the closing price on the date thereof is: $16,529,000.

     As of March 10, 2005, the issuer had outstanding a total of 2,339,414 shares.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     THE FOLLOWING INFORMATION IS PROVIDED AS BACKGROUND RELATED TO THE HISTORIC AND CURRENT BUSINESS ACTIVITIES OF THE COMPANY. HOWEVER, THE COMPANY IS CURRENTLY ENGAGED IN A TRANSACTION WHICH, IF CONCLUDED, WILL COMPLETELY CHANGE ITS BUSINESS MODEL AND RESULT IN THE TERMINATION OF ITS DIRECTORS AND OFFICERS, RENDERING THIS INFORMATION NO LONGER RELEVANT. SEE "RECENT DEVELOPMENTS", BELOW.


     On November 23, 1983, drivershield.com FS Corp. ("FS"), formerly known as National Fleet Service, Inc., a New York corporation was formed and commenced operations as an automotive fleet administrator. Thereafter, Accessity Corp., (f/k/a DriverShield Corp.; f/k/a driversshield.com Corp, and f/k/a First Priority Group, Inc.) a New York corporation, was formed on June 28, 1985, and was engaged in automotive fleet management and administration of automotive repairs for businesses, insurance companies and members of affinity groups. Accessity Corp. ("the Company") became the parent company to driversshield.com FS Corp. On February 7, 2002, all of the outstanding shares of driversshield.com FS Corp. were sold (see Recent Developments) and, thereafter the Company was no longer engaged in the fleet management business. In addition, on January 2, 2003 we established a strategic partnership with a third party and transferred the management and operating responsibilities of our DriverShield CRM ("CRM") unit in exchange for royalties, (see Recent Developments). DriverShield CRM provided collision repair management services for insurance industry clients during fiscal 2002. Effective August 1, 2003 our business unit offering automobile services to affinity groups through our wholly owned subsidiary, DriverShield ADS Corp. ("ADS"), was sold to the president of that business unit. Our remaining business activities are now operated by our wholly owned subsidiary Sentaur Corp. ("Sentaur"), a business unit which we began in 2002 that specializes in medical billing recovery for hospitals.

     In January 2003 we changed our name to Accessity Corp. from DriverShield Corp. Our former name was no longer relevant due to the sale or transfer of our automotive businesses.

     The Company relocated its corporate headquarters to 12514 West Atlantic Boulevard, Coral Springs, Florida 33071, from New York, during the fourth quarter of 2002. In January 2005 the Company terminated its lease at that location and relocated to 3200 University Drive, Coral Springs, Florida 33065.

NATURE OF SERVICES

     MEDICAL BILLING RECOVERY

     In late 2002, we established a new business unit to diversify from the automobile repair industry. Sentaur provides hospitals the opportunity to recoup discounts improperly taken by insurance companies and other institutional payors of medical treatments. This business unit contracts with hospitals and, upon analytic review of their internal records and contracts, isolates those payors who have improperly discounted the fees they have paid and seeks appropriate recovery. Sentaur's fee income from the hospitals is earned upon the successful collection of the receivable by the hospital. It began generating billings in March 2003 but is not profitable. In the event that the Share Exchange Agreement (see "Recent Developments" below) is consummated, this business will be sold to CEO and Chairman of the Board, Barry Siegel


     INSURANCE CARRIER MARKET

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

     In the event that the Share Exchange Agreement (see "Recent Developments" below) is consummated, this business will be transferred to CEO and Chairman of the Board, Barry Siegel


     AFFINITY GROUP PROGRAMS

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


RECENT DEVELOPMENTS

     CONTEMPLATED SHARE EXCHANGE AGREEMENT WITH PACIFIC ETHANOL GROUP

     On May 17, 2004 the Company signed a definitive agreement ("the Share Exchange Agreement") with Pacific Ethanol Inc., a California company, Kinergy Marketing, LLC, an Oregon limited liability company, and Re-Energy, LLC, a California company, (collectively hereinafter referred to as the "PEI Group") all of which are geographically located in California, to acquire those companies in exchange for approximately 18.8 million shares on a fully diluted basis (of which approximately 1.5 million shares would be reserved to replace existing PEI Group options and for its convertible debt, if converted) of Accessity common stock to the then current shareholders of those companies. In addition, as a condition precedent to the consummation of the transaction, Pacific Ethanol was required to raise $7 million or more in equity which will result in additional shares being issued depending on the amount of equity which is sold. Pacific Ethanol is now attempting to obtain a minimum of $13.5 million and a maximum of $15 million in new equity through the sale of common stock and warrants, and this would result in approximately four to five million additional shares being issued when completed. Under the terms of the private placement of PEI common stock, all proceeds will be held in an escrow account and released only if: (i) PEI has received and accepted executed commitment letters from senior and mezzanine lenders providing for an aggregate minimum debt financing of $48 million, (ii) subscriptions have been received representing aggregate subscriptions of not less than $13.5 million and (iii) all conditions to closing of the Share Exchange have been satisfied or waived as set forth in the Share Exchange Agreement. Accordingly the Share Exchange transaction will not be consummated unless the funding conditions are satisfied. The Share Exchange Agreement was approved by our shareholders pursuant to their vote on February 28, 2005. The transaction was structured as a stock-for-stock share exchange; with Accessity continuing as the surviving parent company and the PEI Group entities becoming wholly owned subsidiaries of Accessity. Pacific Ethanol, Inc. is to receive the largest block of shares and would become the accounting acquirer in this transaction.

     Under the terms of the Share Exchange Agreement, the former directors, officers and employees of the Company will be required to terminate their positions with Accessity. The business operations of Sentaur, including the related personal property in use at the Coral Springs Florida location, will be sold to CEO and founder Barry Siegel. The stock of DriverShield CRM, whose operations consists of its royalty stream from ClaimsNet will be transferred to Barry Siegel in lieu of a portion of the cash payments required under his employment contract. Thereafter, having shut down all activities in Florida, the management of Accessity would be transferred to the new management of the PEI Group, and the principal executive officers will be located in Fresno, California where Pacific Ethanol currently has its executive offices. The present Accessity Board of Directors will have the right to nominate one director with a term that expires until the 2005 Accessity shareholders meeting. The remaining assets, including all of the Company's cash and investment funds, certain prepaid and other assets and selected liabilities, would be retained under the control of the new management of the PEI Group. In addition, the Share Exchange Agreement requires the prosecution of the lawsuit against Presidion's investment bankers, the Mercator Group LLC, Global Taurus LLC, et al, for in excess of $100 million. [See Item 3. Legal Proceedings]. The proceeds, if any, from a successful outcome of this suit, after the payment of legal fees, will be distributed pursuant to a formula as set forth in the Share Exchange Agreement.


     SALE OR TRANSFER OF FORMER BUSINESS UNITS

FLEET SERVICES BUSINESS

     In October 2001 the Company entered into a Stock Purchase Agreement ("the Purchase Agreement"), which was approved by a vote of the Company's shareholders on February 4, 2002, to sell all of the outstanding shares of its wholly-owned subsidiary, drivershhield.com FS Corp, its collision repair and fleet services business, to PHH Vehicle Management Services, LLC ("PHH"), a subsidiary of Cendant Corporation (NYSE, symbol CD) for $6.3 million in cash, and pursuant to the Preferred Stock Purchase Agreement sold $1.0 million of the Company's Series A Convertible Preferred Stock to PHH. In May 2004, we entered into the Stock Repurchase Agreement that provided for the Company, at our option, to repurchase the preferred stock previously issued to PHH. In August 2004, we assigned the Stock Repurchase Agreement to a third party for no financial consideration, who then converted the preferred stock into common stock in September 2004. Accordingly, no preferred shares were outstanding at December 31, 2004.

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

AFFINITY SERVICES BUSINESS

     Effective August 1, 2003, we sold all of the outstanding shares of our wholly owned subsidiary, ADS, our business unit offering automobile services to affinity groups, to the President of that business unit, who was also a member of our board of directors at the time, for $10,000. The sale excluded certain assets and liabilities consisting primarily of accounts receivable and payables.

     REVERSE COMMON STOCK SPLIT

     On January 7, 2004, upon approval by our common stock shareholders at the December 15, 2003 Annual Shareholders Meeting, we effected a one-for-five share reverse common stock split. In addition, all options, warrants and other securities convertible into common shares were adjusted to reflect the reverse stock split thereby increasing the conversion price by fivefold. We elected this transaction in order to comply with the continued listing requirements of the Nasdaq SmallCap Stock Market which mandates that common shares maintain a $1 trading price per share. We were subsequently advised that we were in compliance with the listing requirements. All common share amounts and prices presented in this Form 10-KSB have been adjusted to reflect this split.

     NASDAQ NOTIFICATION

     In February 2005, we received a Nasdaq Staff Determination that we failed to hold our annual meeting of shareholders for the fiscal year ended December 31, 2004, and as a result, our common shares were subject to delisting. We requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff Determination which resulted in an immediate stay of the delisting process. The Company had originally scheduled its shareholder meeting on December 28, 2004, but adjourned the meeting for lack of a quorum to February 1 and adjourned the meeting for a second time to February 28, 2005 in order to ensure that we had sufficient votes to approve all of the proposals related to the Share Exchange. As we held our Annual Meeting of Shareholders on February 28, 2005, and notified the Nasdaq staff accordingly, we were advised on March 2, 2005 that the hearing was moot and we had met the requirements for continued listing.


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

     Four customers accounted for 75% of its sales in 2004 ranging in size from 16% to 21% of sales, and five customers accounted for 75% of its accounts receivables at December 31, 2004, within a range of 13% to 19% of the total receivables. One of these customers was in the automotive segment and the others were in the medical recovery segment. In 2003, four customers accounted for 92% of our continuing revenues, comprising 36%, 22%, 20% and 14% individually. Two were in the medical recovery segment and two were in the auto segment. These figures exclude those accounts associated with the discontinued ADS businesses that was sold in August, 2003. See "Recent Developments", above.

EMPLOYEES

     At year-end, we employed 11 full-time employees and one part-time employee. None of our employees are governed by a union contract and we believe that our employee relationships are satisfactory.

COMPETITION

     Medical Billing Recovery. We believe that this is an emerging market, but are not aware of any major entities involved in this business. We are aware of a few privately held companies that have initiated similar business activities in regional parts of the United States.


ITEM 2. DESCRIPTION OF PROPERTY

     In January 2005, we relocated to new office space located at 3200 University Drive, Coral Springs, Florida, 33065. The lease is for a one year term, under the name of our wholly-owned subsidiary, Sentaur Corp. This space consists of approximately 1100 square feet and the monthly rent is approximately $2,000 per month.

            In May 2002, we entered into a lease for our former office space, where we were the sole occupant of the building at 12514 West Atlantic Boulevard, Coral Springs, Florida, 33071. The space consisted of approximately 7,300 square feet of office space. The lease commenced in October 2002, and was for a five and a half year term. We terminated this lease in January 2005 after approximately two and a half years. The property was owned by two current members and one former member of the Company's board of directors [see "Certain Relationships and Related Transactions" below].


ITEM 3. LEGAL PROCEEDINGS

     In January 2003, the Company and Barry Siegel, our Chief Executive Officer, were served with a complaint filed by Gerald Zutler, our former President and Chief Operating Officer, alleging that the Company breached his employment contract, fraudulent concealment of the Company's intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law (the "Zulter Action"). Mr. Zutler is seeking damages aggregating $2.25 million, plus punitive damages and reasonable attorneys' fees. We believe that we properly terminated Mr. Zutler's employment for cause and intend to vigorously defend this suit as it believes that Mr. Zutler's allegations are without merit. Our answer to the complaint was served on February 28, 2003. In 2003, Mr. Zutler's attorney filed a motion to have our attorney removed from the case on the basis that he would call our attorney as a witness. The motion was granted by the Court, but we appealed that ruling and the decision was overturned by the Appellate Division of the New York Supreme Court in February 2005. The Company has filed a claim with its carrier under its Directors' and Officers' and Employment Practices Liability Policy. The policy has a $50,000 deductible and a liability limit of $3 million per policy year. At the present time, the carrier has agreed to cover the portion of the claim that relates to Mr. Siegel and has agreed to a fifty percent (50%) allocation of expenses. Therefore, we must incur $100,000 of legal expenses to satisfy the policy deductible, before the carrier commences reimbursing us for fifty percent of the legal defense and/or any possible recovery in favor of the plaintiff.

     The Company filed a Demand for Arbitration against Presidion Solutions, Inc. ("Presidion") alleging that Presidion breached the terms of the Memorandum of Understanding (the "MOU") between Accessity and Presidion dated January 17, 2003. The Company sought a break-up fee of $250,000 pursuant to the terms of the MOU alleging that Presidion breached the MOU by wrongfully terminating the MOU. Additionally, the Company sought out of pocket costs of its due diligence amounting to approximately $37,000. Presidion filed a counterclaim against Accessity alleging that Accessity had breached the MOU and therefore owes Presidion a break-up fee of $250,000. The dispute was heard by a single arbitrator before the American Arbitration Association in Broward County, Florida in late February 2004. During June 2004, the arbitrator awarded us the $250,000 break-up fee set forth in the MOU between the Company and Presidion, as well as our share of the costs of the arbitration and interest from the date of the termination by Presidion of the MOU, aggregating approximately $280,000. During the third quarter of 2004, Presidion paid us the full amount of the award with accrued interest. The arbitrator dismissed Presidion's counterclaim against us.

     In 2003, the Company filed a lawsuit seeking damages in excess of $100 million as a result of information obtained during the course of the arbitration discussed above, against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., Presidion's parent corporation, (ii) Presidion's investment bankers, Mercator Group, LLC ("Mercator") and various related and affiliated parties and
(iii) Taurus Global LLC ("Taurus"), (collectively referred to as the "Mercator Action"), alleging that these parties committed a number of wrongful acts, including, but not limited to tortiously interfering in the transaction between the Company and Presidion. In 2004, the Company dismissed this lawsuit without prejudice, which was filed in Florida state court. We recently refiled this action in the State of California, for a similar amount, as it believes this to be the proper jurisdiction. The final outcome of the Mercator Action will most likely take an indefinite time to resolve. The Company currently has limited information regarding the financial condition of the defendants and the extent of their insurance coverage. Therefore, it is possible that the Company may prevail, but may not be able to collect any judgment. The Share Exchange Agreement provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing us in this action and payment of the twenty-five percent (25%) contingency fee to the law firm, shareholders of record on the closing date of the Share Exchange will receive two-thirds of the net proceeds from any Mercator Action recovery and Accessity will retain the remaining one-third for the benefit of the shareholders at that time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common shares are traded on The Nasdaq SmallCap market. The following table shows the high and low closing prices for the periods indicated.


                                           Sale Price($)
                                       High            Low
                                       ----            ---

2004

First Quarter                          $2.61           $1.70

Second Quarter                         $6.09           $1.62

Third Quarter                          $5.71           $4.50

Fourth Quarter                         $6.75           $4.48


2003

First Quarter                          $5.05           $1.35

Second Quarter                         $2.80           $1.80

Third Quarter                          $2.90           $1.75

Fourth Quarter                         $3.90           $2.35


     The number of record holders of the Company's common shares as of February 28, 2005 was 335.

     The Company has never paid dividends on its common stock and is not expected to do so in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors and would depend on, among other factors, the earnings, capital requirements and operating and financial condition of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes appearing elsewhere in this report as Item 7, and Forward-Looking Statements-Cautionary Factors, below. This discussion and analysis may contain statements that constitute forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995.The Company cautions that forward-looking statements are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements.

YEAR ENDED DECEMBER 31, 2004 (THE "2004 PERIOD") COMPARED TO YEAR ENDED DECEMBER 31, 2003 (THE "2003 PERIOD")

     The 2004 Period reflected a net loss of $1,486,000 versus a net loss of $1,626,000 in the 2003 Period. Continuing operations reflected a loss of $1,486,000 in the 2004 Period versus a loss of $1,852,000 in the 2003 Period. Discontinued operations reflected income of $226,000 in 2003 Period resulting primarily from the operations of the affinity service business which was sold in August 2003. Basic and diluted loss per share from continuing operations was $.65 in the 2004 Period and $.84 from continuing operations in the 2003 Period. Basic and diluted earnings per share from discontinued operations were $.10 in the 2003 Period.


REVENUES

     Revenues were $825,000 in the 2004 Period compared to $658,000 in the 2003 Period, representing an increase of $167,000, or 25%. These figures exclude the revenues from the ADS business that was sold August 1, 2003 which is now reflected in the Company's financial statements as discontinued operations. Revenues declined by $105,000 in the automotive segment, to $175,000 in the 2004 Period from $280,000 in the 2003 Period, as a result of the transfer of the CRM business to ClaimsNet in January, 2003. The Company completed certain repairs in the 2003 Period that were in process at the end of the 2002 Period, and thereafter recorded its share of the CRM business from royalties it receives through ClaimsNet. This decrease in revenues was offset by $272,000 in increased revenues from Sentaur, the medical recovery business that began revenue recording in April 2003.


INCOME AND EXPENSES FROM CONTINUING OPERATIONS

     Losses from continuing operations improved; the losses decreased by $366,000 to a loss of $1,486,000 in the 2003 Period, from a higher loss of $1,852,000 in the 2002 Period. The decrease in losses, and comparative amounts, are described below.

     Collision repair costs was $102,000 in the 2003 Period with no comparable amount in the 2004 Period. This decrease resulted from the transfer of the CRM business to ClaimsNet who assumed the costs and obligations of collision repairs.

     Selling expenses decreased by $17,000, from $479,000 in the 2003 Period to $462,000 in the 2004 Period, or 4%, primarily as a result of decreased expenditures for travel, lodging and meals due to employing local personnel. General and administrative expenses increased $14,000 or 1%, from $1,852,000 in the 2003 Period to $1,866,000 in the 2004 Period. Legal expenses relating to our claim against Presidion Solutions, Inc. (an award was granted to the Company) in the 2004 Period, as well as two other claims (as described in the Company's December 31, 2003 10-KSB), one in which it is a plaintiff and one as a defendant, resulted in an increase of $16,000. In addition, the Company incurred increased consulting, accounting and SEC filing costs related to the review and filing of its proxy to vote on the Share Exchange Agreement. These items totaled $109,000. However, these increases were largely offset by reductions in numerous administrative categories including payroll taxes, health insurance, office supplies and expenses, repairs and maintenance, bank charges and others.

     Depreciation and amortization in the 2003 Period was $299,000 and $295,000 in the 2004 Period, a decrease of $4,000. For the year ended December 31, 2004 the Company also recorded an impairment of $61,000 to its fixed assets based on circumstances which indicate that due to the Share Exchange Agreement it is more likely than not that the carrying amount of certain long-lived assets may not be recoverable.

     Investment and other income increased $136,000 to $363,000 in the 2004 Period compared to $227,000 in the 2003 Period. Other income in the 2004 Period included $280,000 from Presidion resulting from an arbitration award from their breach of an agreement with the Company. Offsetting the award was a non-cash impairment of $40,000 which recognized most of the unrealized losses incurred on fixed income mutual funds, and a realized losses of $44,000 recorded on sales of fixed income mutual funds which had been held by the Company. Aside these items, other income declined $60,000 primarily from declining investment balances.

     The 2004 Period tax provision in the income statement reflects a tax refund from New York State; there was no comparable amount in the 2003 Period. There is no other tax impact in the income statement in either year resulting from a valuation allowance that has been established for all operating loss carry-forward benefits.


DISCONTINUED OPERATIONS

     In the 2003 Period discontinued operations reflects income of $226,000 from the affinity services business (including the $10,000 gain on the sale of this business), which was sold effective August 1, 2003. Sales were $419,000 in the 2003 Period through its date of sale.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, we had cash and cash equivalents of $188,000, and we also held shares in a number of highly liquid mutual funds valued at $3,228,000. Our working capital was $3,482,000 and our working capital ratio was 8:1 at December 31, 2004.

     In connection with the rental of our former office space in Florida, we pledged, as security, $300,000 with a Florida bank for the five and a half year term of the lease, as a guarantee of our future rental commitments. These restricted funds were to decline as the remaining rental commitment declined, in $100,000 increments on the 36th, 48th, and 60th month of the lease. The Company was the beneficiary of the interest income. We terminated this lease in January 2005. Upon the subsequent consummation of the building sale, the $300,000 was released and returned to the Company by the bank. In addition, our security deposit of $22,000 was returned by the landlord. This property was owned and operated by B & B Lakeview Realty Corp. (the "Landlord"), owned by two members of the Board of Directors, Barry Siegel and Kenneth Friedman, and a third shareholder, Barry Spiegel, formerly a member of the Company's Board of Directors. The terms of the lease required net rentals to be paid in increasing annual amounts over the term of the lease from $127,000 to $168,000 plus related insurance, taxes and operating expenses. The lease term commenced in October 2002 and was to terminate five years and six months thereafter. Upon notice to the Landlord that we intended to terminate the lease prematurely, in contemplation of the pending Share Exchange Agreement with Pacific Ethanol, the landlord decided to sell the building and permitted us to terminate this lease early, in exchange for a lease termination fee of $25,000.

     We have no major expenditures that we currently anticipate for capital equipment, however we are continuing to expend funds due to operating losses. Sentaur has not become profitable, nor is it providing a contribution to administrative overhead expenses. Further, as Sentaur obtains additional hospital customers, and seeks to expand its sales, it may require additional funds for personnel expenses or software systems development, and these expenditures will occur in anticipation of future revenue growth. In addition, we also incurred significant legal expenses during 2004 pursuing certain legal matters. The Mercator Action and the Zutler Action may result in additional legal expenses in 2005 and thereafter.

     In addition, during the 2004 and 2003 Period the Company spent considerable funds, and the efforts of its management, pursuing acquisition candidates, and is continuing to expend funds for administrative matters in connection with the Share Exchange Agreement with the PEI Group, which has not yet concluded. Pursuant to the contemplated Share Exchange Agreement, described more fully in "Recent Developments" above, if consummated, we will issue approximately 18.8 millions shares on a fully diluted basis to the PEI Group to acquire the three companies in this transaction, and will issue additional shares to investors who participate in the equity private placement in which Pacific Ethanol is now engaged. As a condition precedent to the Share Exchange Agreement, a minimum of $7 million is required to be raised pursuant to the Share Exchange Agreement. [See Item 1. Description of Business, Recent Developments]

     Effective May 13, 2004, in exchange for certain mutual releases and the Amendment of the Stock Purchase Agreement dated October 29, 2001 resulting in the extension of certain non-compete clauses in favor of PHH, the Company and PHH entered into a Stock Repurchase Agreement providing the Company, or its assigns, with the right to repurchase these Preferred Shares for $350,000. Pursuant to the terms of the Stock Repurchase Agreement, the Company was required to repurchase the Preferred Shares only in the event that the arbitration matter between the Company and Presidion Solutions, Inc. (Note 6) was successfully concluded in favor of the Company, and, the award had been fully collected. In June 2004 the arbitrator ruled in favor of the Company, and during the third quarter of 2004, the Company collected the full amount due in a series of payments. On September 9, 2004 an unrelated individual was assigned our rights under the Stock Repurchase Agreement who repurchased the Preferred Shares and immediately thereafter, converted them into 100,000 common stock shares. Accordingly, our cash position and liquidity were not impacted by the repurchase, and there were no convertible preferred shares outstanding on December 31, 2004.

     The Company's Board of Directors approved a stock repurchase program whereby the Company may purchase up to 100,000 shares of its common shares traded on the Nasdaq SmallCap Market. During the third quarter of 2002, the Company acquired 18,600 shares at a cost of $93,000. No additional common shares have been acquired since.

     The Company believes that its present liquidity will enable it to continue to support its existing operations for the next twelve months, and for some extended period thereafter depending on the extent of its use of funds in developing its existing business or possible use of funds in acquiring new businesses. The foregoing assessment does not consider liquidity issues if the Share Exchange Agreement is consummated.


DEFERRED INCOME TAXES

     The Company has a net operating loss carry forward of approximately
$4.7 million that is available to offset future taxable income at December 31, 2004. Since the Company has determined that it is more likely than not to recover these carry-forward benefits, a valuation allowance has been established for the full amount of the deferred tax benefit. Accordingly, no deferred income tax asset has been reflected in the Company's financial statements. If the Company is profitable in the future, such benefits will be available to offset future income taxes. In the event the Company consummates the Share Exchange Agreement with the PEI Group, the use of these carryforwards would be severely restricted.


NEW ACCOUNTING STANDARDS

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

     Revenue Recognition

We recognize royalty revenue for the license of software technology pursuant to the terms of a 2002 contract, when the licensee notifies us that such revenue is earned. At each reporting date we estimate royalties through such reporting date and periodically adjust the accrual as the licensee reports to us. We recognize revenue for our medical billing recovery business after we have provided all relevant services and receive notification from the hospitals that they have collected funds from their customers.

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


FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS

     Certain statements in this report on Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or "the Company may", "the Company intends", or variations of those terms including their use in the negative. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as to our expectations as of the date of this report. These forward-looking statements are subject to a number of risks and uncertainties, including those identified under "Cautionary Factors" below. Although we believe that these expectations are reasonable, actual conditions and results could differ materially from those expressed in these forward-looking statements. Except as required by law, we do not undertake any obligation to update any forward-looking statement after the date of this report either to conform any statement to reflect the actual results or to reflect the occurrence of unanticipated results. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

1. As the Company has sold its traditional automobile business lines and embarked on a new medical business, there will be new and additional risks that may influence the business of the Company. If we do not consummate the Share Exchange Agreement ( see "Recent Developments"), these risks include:

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

     o The Company's existing business model is continuing to incur significant operating and cash flow losses.

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

     o We may seek to make new acquisitions that will either augment existing business lines or move us into new areas. We cannot assure you that we will be able to find the appropriate business for a public company, on commercially acceptable terms. Furthermore, we cannot assure you that the services or products of those companies will achieve additional market acceptance or commercial success.

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

3. Certain senior management personnel may be able to exercise voting control. Barry Siegel, our Chairman of the Board and Chief Executive Officer, beneficially owns and controls the vote of approximately seventeen percent (17%) of the outstanding shares of our common stock. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for common stock. In addition, Mr. Siegel may be in a position to impede transactions that may be desirable for other shareholders.

4. Our articles of incorporation and by-laws contain certain provisions that could make it more difficult for shareholders to effect certain corporate actions, and could make it more difficult for anyone to acquire control of us without negotiating with our board of directors. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

5. If the pending Share Exchange Agreement with the PEI Group is consummated the future success of the Company will be in the control of others with an entirely different business model which may or may not succeed.


ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements and schedules appear at the end of this Report after Item 14.


ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.ss.240.13a-14(c) and 240.15d-14(c)) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosures controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

Management is aware that due to the small size staff of its accounting and administrative function there is a lack of segregation of duties in this function. However, we do not believe that the expense of additional personnel is justified or that the benefits would support such additional costs. We will evaluate other control procedures to compensate for this weakness.

CHANGES IN INTERNAL CONTROLS.

     There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     In connection with the audit of the year ended December 31, 2004, Nussbaum Yales & Wolpow, PC, the Company's independent auditors, informed our audit committee that they have identified a reportable condition they believe exists related to a deficiency in the Company's internal control design; a lack of segregation of duties and functions in the accounting department of the Company consistent with appropriate control objectives. The auditors have informed the audit committee that they believe that the aforementioned lack of segregation of duties and functions represents a material weakness in the operation of our internal control.

     The Company's management identified an event which occurred in December 2004, (see below) which we believe constitutes a material weakness in the Company's internal control. The Company is in the process of remediating this material weakness.

     Section 13.11 of the Share Exchange Agreement provides: "The parties acknowledge and agree that the personal property at the facilities of Accessity located in Coral Springs, Florida shall also be transferred to Barry Siegel or an entity owned or controlled by Barry Siegel (which may be Sentaur Corp.)" Additionally, we had requested that the Landlord for the premises containing our corporate headquarters terminate the lease early. In anticipation of the Share Exchange, the Company and the Landlord agreed upon a lease termination date in January 2005. However, due to the delays in closing of the Share Exchange, the move from the Coral Springs headquarters occurred before the closing of the Share Exchange Agreement. Therefore, we were required to vacate the space and move to a smaller space in Coral Springs, Florida. We were then faced with the problem of moving and storing the additional personal property that would not fit into the new smaller corporate headquarters. Mr. Siegel, the Chief Executive Officer, made the decision to sell and/or donate the excess personal property, rather than have the Company incur moving and storage costs for unwanted property. As Section 13.11 of the Share Exchange Agreement provides that upon closing, all personal property within the Coral Springs facility would be transferred to Mr. Siegel, in December 2004, he sold or donated the unwanted personal property prior to the closing of the Share Exchange and retained the proceeds of these sales, as if the closing of the Share Exchange Agreement had already occurred. In this process documentation was not created for the sales of these fully depreciated assets properly documenting the purchaser, the specific items sold and the sales price. These sales occurred during a period when our Chief Financial Officer was out of the office on medical leave. Although the sale of furniture and other personal property assets has been a rare occurrence for the Company, and on previous occasions we had appropriate documentation, we had not disseminated these procedures adequately. As a result, and in the absence of our Chief Financial Officer, documentation demonstrating the items sold and the proceeds from the sale of certain furniture and equipment was unavailable. Accordingly, the amount used in the financial statements reflects the amount which has been represented to us, and to our auditors, by our Chief Executive Officer whom had the funds advanced to him, in anticipation of the consummation of the Share Exchange Transaction which transfers the ownership of those assets to him upon its completion. Upon learning that the proceeds of these asset sales should have been retained by the Company, Mr. Siegel returned the funds ($13,775) to the Company.

     This matter has been discussed in detail by and among our independent accounting firm, our Audit Committee and management and we are committed to implementing improved internal controls with respect to this type of transaction.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Each member of our board of directors serves for staggered three-year terms and until his or her successor is duly elected and qualified. Our executive officers and directors are as follows:

Name                           Age   Position
----                           ---   --------

Barry Siegel...............    53    Chairman of the Board, President and Chief
                                     Executive Officer
Philip B. Kart.............    55    Senior Vice President, Secretary, Treasurer
                                     and Chief Financial Officer
Kenneth J. Friedman *......    50    Director

Bruce S. Udell*............    52    Director

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

During 2004, our board held two meetings attended by members of the board either in person or via telephone, and on six occasions approved resolutions by unanimous written consent in lieu of a meeting.

Our board currently has one standing committee, the Audit Committee. The members of the Audit Committee in 2004 were Kenneth J. Friedman and Bruce S. Udell. Neither Mr. Friedman nor Mr. Udell is currently an officer of Accessity or any of its subsidiaries, and both are "independent" under the Nasdaq listing requirements as currently in effect. The Audit Committee met once in 2004. The Audit Committee operates pursuant to a charter approved by our Board of Directors. In February 2004, Mr. Friedman and Mr. Udell were re-elected as members of the Audit Committee with Mr. Friedman designated as Chairman.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     We are not aware of any officer or director that did not comply with
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2004.


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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

     The following table summarizes the compensation we paid, or compensation accrued, for services rendered for the years ended December 31, 2002, 2003 and 2004 for our Chief Executive Officer and each of the other most highly compensated executive officers who earned more than $100,000 in salary for the year ended December 31, 2004:

SUMMARY COMPENSATION TABLE

                                             Securities
                                             Underlying                 Other
Name and Position(s)        Year  Salary($)  Options(#)  Bonus ($)  Compensation
--------------------        ----  ---------  ----------  ---------  ------------


Barry Siegel                2004   300,000           0
Chairman of the Board of    2003   300,000           0
Directors, President and    2002   300,000     110,000      250,000   $12,500(a)
Chief Executive Officer

Philip B. Kart              2004   155,000           0
Senior Vice President,      2003   155,000                   10,000   $62,000(b)
Secretary, Treasurer and    2002   155,000      30,000
Chief Financial Officer

Steven DeLisi               2004   175,000           0
President, Sentaur Corp.    2003   175,000                   10,000
                            2002    68,654      50,000        5,000

(a) Reimbursed to Mr. Siegel for direct costs he incurred in connection with his relocation.

(b) Provided to Mr. Kart, upon his relocation, for costs incurred in connection with relocation.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     We are party to an employment agreement with Barry Siegel that commenced on January 1, 2002, expired on December 31, 2004 but was amended to extend for three years until December 31, 2007. Mr. Siegel's annual salary is $300,000, and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 60,000 shares of the Company's common stock, in addition to certain other perquisites. His employment agreement provides that following a change of control (as defined in the agreement), we will be required to pay Mr. Siegel (1) a severance payment of 300% of his average annual salary for the past five years, less $100, (2) the cash value of his outstanding but unexercised stock options, and (3) other perquisites should he be terminated for various reasons specified in the agreement. The agreement specifies that in no event will any severance payments exceed the amount we may deduct under the provisions of the Internal Revenue Code. In recognition of the sale of the fleet services business, Mr. Siegel was also awarded a $250,000 bonus, which was paid in February 2002, and an additional grant of 50,000 options.

     We are party to an employment agreement with Philip B. Kart that commenced on January 1, 2002, expired on December 31, 2004 and was amended to extend for one year until December 31, 2005. Mr. Kart's annual salary is $155,000 per annum and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 30,000 shares of the Company's common stock, in addition to certain other perquisites, and the applicable percentage for severance payment purposes is 100%. His employment agreement provides that following a change in control (as defined in the agreement), all stock options previously granted to him will immediately become fully exercisable. Mr. Kart's contract also provided for relocation expense payments that were conditioned upon his relocation to the Company's new headquarters, which occurred in early 2003.

     Under an agreement with our wholly owned subsidiary, Sentaur, Corp., we are party to an employment agreement with Steven DeLisi that commenced on September 3, 2002, which expired on December 31, 2004. Mr. DeLisi's annual salary is $175,000 per annum and he has been granted stock options, under the Company's 1995 Incentive Stock Option Plan ("the Plan"), providing the right to purchase 50,000 shares of the Company's common stock, in addition to certain other perquisites, and the applicable percentage for severance payment purposes is 100%. Mr. DeLisi also participates in a bonus program established for his business that provides a bonus of 50% of his salary upon the achievement of $25,000 in profits for three consecutive months. During his first twelve months of employment he received an interim bonus of $5,000 for each signed contract. His employment agreement provides that following a change in control (as defined in the agreement), all stock options previously granted to him will immediately become fully exercisable.


STOCK OPTIONS

     We made no awards of stock options during the last fiscal year to the executive officers named in the summary compensation table as part of their employment, however upon his resignation from the Company in July 2003, Mr. Spiegel was granted 10,000 options in accordance with Company's policy of option grants to its directors. The following table indicates the number of exercised and unexercised stock options held by each executive officer named in the Summary Compensation Table, as of December 31, 2004.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUE TABLE

                                                 Number of Securities        Value of Unexercised
                                                Underlying Unexercised           In-the-Money
                                                Options/SARs at FY-End      Options/SARs at FY-End
                                             (Exercisable/Unexercisable)  (Exercisable/Unexercisabl)
              Shares Acquired      Value     ---------------------------  --------------------------
Name          on Exercise(#)    Realized($)              (#)                         ($)
----          -------------     -----------              ---                         ---
Barry Siegel      None              $0              80,000/36,667                   $0/0
Philip B. Kart    None              $0              65,000/10,000                $197,438/0
Steven DeLisi     None              $0              33,333/16,667                   $0/0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

                                Shares to be issued       Weighted average    Number of Securities
                           upon exercise of outstanding       exercise            Available for
                            options, warrants or stock          price            Future Issuance
Plan Category                         rights(#)                  ($)                   (#)
                                      ---------                  ---                   ---
Approved by Shareholders:
Stock Option Plan                      357,667                   $6.03               842,333

Not Approved by Shareholders:
Consultant's Warrants                   25,000                   $2.99                   0

     The following table provides information about the beneficial ownership of our common stock as of February 20, 2005. We have listed each person who beneficially owns more than 5% of our outstanding common stock, each of our directors and executive officers identified in the summary compensation table, and all directors and executive officers as a group. Unless otherwise indicated, each of the listed shareholders has sole voting and investment power with respect to the shares beneficially owned.

                        SECURITY OWNERSHIP OF MANAGEMENT

                 Name and Address of      Amount and Nature of    Percentage of
Title of Class   Beneficial Owner           Beneficial Owner     Common Stock(1)
---------------  ----------------           ----------------     ---------------
Common stock     Barry Siegel                 460,873(2)(3)            19.0%
                 c/o Accessity Corp.
                 3200 University Drive
                 Coral Springs, FL 33065

Common stock     Barry J. Spiegel               309,792                13.2%
                 c/o Accessity Corp.
                 3200 University Drive
                 Coral Springs, FL 33065

Common stock     Philip B. Kart                  65,000(4)              2.7%
                 c/o Accessity Corp.
                 3200 University Drive
                 Coral Springs, FL 33065

Common stock     Kenneth J. Friedman             73,399(5)              3.1%
                 c/o Accessity Corp.
                 3200 University Drive
                 Coral Springs, FL 33065

Common stock     Bruce S. Udell                  16,750(6)               .7%
                 c/o Accessity Corp.
                 3200 University Drive
                 Coral Springs, FL 33065

Common stock     Steve DeLisi                    33,637(7)              1.4%
                 c/o Accessity Corp.
                 3200 University Drive
                 Coral Springs, FL 33065

Common stock     All directors & officers       649,659                25.5%
                 as a group (5 persons)

(1)  The percentages have been calculated in accordance with Instruction 3 to
     Item 403 of Regulation S-B. Percentage of beneficial ownership is calculated assuming 2,339,414 shares of common stock were outstanding on Feb. 20, 2004.

(2) Includes 667 shares held by Barry Siegel as custodian for two nephews and 13 shares held directly by Barry Siegel's wife, Lisa Siegel. Both Barry and Lisa Siegel disclaim beneficial ownership of shares held by the other.

(3) Includes options held by Barry Siegel to purchase 80,000 shares of common stock exercisable within 60 days of March 28, 2004.

(4) Includes options to purchase 65,000 shares of common stock exercisable within 60 days of February 20, 2005.

(5) Includes options to purchase 16,000 shares of common stock exercisable within 60 days of February 20, 2005.

(6) Includes options to purchase 10,000 shares of common stock exercisable within 60 days of February 20, 2005.

(7) Includes options to purchase 33,333 shares of common stock exercisable within 60 days of February 20, 2005.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 2002 we signed a five and a half year lease to occupy a 7,300 square foot building in Coral Springs, Florida. We terminated this lease on January 14, 2005, and the building was sold, concurrently, by the landlord. This property was owned and operated by B & B Lakeview Realty Corp., two shareholders, Barry Siegel and Ken Friedman, are members of the Company's Board of Directors and a third, Barry Spiegel, was formerly a member of the Board of Directors. The terms of the lease required net rentals increasing in annual amounts from $127,000 to $168,000 plus real estate taxes, insurance and other operating expenses. The lease period commenced in October 2002 and was to terminate five years and six months thereafter. The Company and the landlord each expended approximately $140,000 to complete the interior space. In addition, during July 2002, the Company pledged $300,000 in an interest bearing account initially as a certificate of deposit, with a Florida bank, (the mortgage lender to B & B Lakeview Realty Corp) as security for the Company's future rental commitments for the benefit of the landlord's mortgage lender. The certificate of deposit was to decline in $100,000 increments on the 36th month, 48th month, and 60th month, as the balance of the rent commitment declined. These funds, along with unpaid and earned interest, were returned us in January 2005 upon the consummation of the sale of the building. We also had a security deposit of $22,000 held by the related party which was also repaid at that time. At the Company's request, the Landlord agreed to sell the building and permit us to terminate this lease early, in exchange for the Company reimbursing the Landlord for the prepayment penalty, of $25,000, that the Landlord incurred due to the early pay off of its mortgage loan. These fees paid to the Landlord equaled far less than the Company's liabilities pursuant to the lease. During the 2004 Period the Company paid B&B Lakeview Realty rent payments of $145,000. Operating expenses, insurance and taxes, as required by the lease, were generally paid directly to the providers by the Company.

     In December 2004 our President, Mr. Barry Siegel, disposed of certain fully depreciated office equipment of the Company in connection with our impending office relocation, and retained the proceeds. Under the terms of the Share Exchange Agreement these proceeds are intended to be transferred to Mr. Siegel upon consummation. Mr. Siegel has indicated that the proceeds amounted to approximately $13,775, however Mr. Siegel claims that he did not obtain any of the documentation. Upon learning that this advance was prohibited under Section 402 of the Sarbanes-Oxley Act of 2002, Mr. Siegel reimbursed the Company in full. [See Item 8A. Controls and Procedures]

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     List of Exhibits

3.      ARTICLES OF INCORPORATION AND BY-LAWS
3.1 Restated and Amended Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 previously filed with the Commission.

3.2. Amended and restated By-laws of the Company, incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated December 28, 1998.

3.3 Amendment to the Company's Certificate of Incorporation dated January 15, 2003.

4       RIGHTS OF SECURITY HOLDERS
4.0 Shareholders Rights Agreement dated as of December 28, 1998, between First Priority Group, Inc. and North American Transfer Co., as Rights Agent, together with Exhibits A, B and C attached thereto incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on December 31, 1998.

10.     Material Contracts
10.1 Stock Purchase Agreement dated October 29, 2001 by and among PHH Vehicle Management Services, LLC, and driversshield.com Corp., and driversshield.com FS Corp incorporate by reference as Exhibit 10.1 to the Form 10-QSB for the period ended September 30, 2002.

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

10.15 Second Amendment to the Employment Agreement between the Company and Philip Kart dated March 3, 2005 previously filed as Exhibit 10.2 with the Company's Form 8-K dated February 25, 2005 and incorporated by reference hereto.

10.16 First Amendment to the Employment Agreement between the Company and Barry Siegel dated March 3, 2005 previously filed as Exhibit 10.1 with the Company's Form 8-K dated February 25, 2005 and incorporated by reference hereto.

10.17 Lease Termination Agreement dated January 14, 2005 between the Company and B & B Lakeview Realty Corp. previously filed as Exhibit 10.3 with the Company's Form 8-K dated February 25, 2005 and incorporated by reference hereto.

13.     QUARTERLY REPORTS
13.1 Form 10-QSB for the quarter ending March 31, 2003 incorporated by reference hereto and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 2003 incorporated by reference hereto and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2003 incorporated by reference hereto and previously filed with the Commission.

14.     CODE OF ETHICS
14.1 Code of Ethics filed as Exhibit 14.1 with the Company's Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated by reference hereto.

21.     SUBSIDIARIES OF THE SMALL BUSINESS ISSUER
21.1 List of subsidiaries filed as Exhibit 21 with the Company's Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated by reference hereto.

31-32.  CERTIFICATIONS
31.1 Certification of Barry Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Philip Kart, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Barry Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Philip Kart, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated November 15, 2004 disclosing a press release that announced the Company's financial results for the third quarter and nine months ended September 30, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the aggregate fees for professional services billed to us by our principal accounting firm, Nussbaum Yates & Wolpow, P.C., for the past two fiscal years.

                                       2004             2003
                                       ----             ----

     Audit Fees                     $  67,500        $  51,500
     Tax Fees                               0                0
     All Other Fees                    40,726            1,939
                                    ---------        ---------
     Total                          $ 108,226        $  53,439


     Audit Fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in the quarterly reports filed in connection with Form 10-KSB and Form 10-QSB.

     All Other Fees consist of amounts billed for services other than those noted above. In fiscal 2004 these services were primarily related to assistance and review of our proxy and matters related to the review of the Share Exchange Agreement which was filed with the Securities and Exchange Commission in the fourth quarter of fiscal 2004. In fiscal 2003 the amounts billed were for services provided in connection with our registration of common stock on Form S-8 and other miscellaneous services.

     All work performed by our independent public accountants must be pre-approved by our Audit Committee to ensure that such work is compatible with the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ACCESSITY CORP

By:  /s/ Barry Siegel
     ----------------------
     Barry Siegel
     Chairman of the Board of Directors,
     President and
     Chief Executive Officer                                Date: March 17, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Barry Siegel                                       Date: March 17, 2005
     ----------------------
     Barry Siegel
     Chairman of the Board of Directors,
     President, and
     Chief Executive Officer,


By:  /s/Philip Kart                                         Date: March 17, 2005
     ----------------------
     Philip Kart
     Senior Vice President, Secretary,
     Treasurer and Chief Financial Officer

By:  /s/Kenneth J. Friedman                                 Date: March 17, 2005
     ----------------------
     Kenneth J. Friedman
     Director


By:  /s/Bruce S. Udell                                      Date: March 17, 2005
     ----------------------
     Bruce S. Udell
     Director

                                INDEX OF EXHIBITS

3.      ARTICLES OF INCORPORATION AND BY-LAWS
3.1 Restated and Amended Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 previously filed with the Commission.

3.2. Amended and restated By-laws of the Company, incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated December 28, 1998.

3.3 Amendment to the Company's Certificate of Incorporation dated January 15, 2003.

4       RIGHTS OF SECURITY HOLDERS
4.0 Shareholders Rights Agreement dated as of December 28, 1998, between First Priority Group, Inc. and North American Transfer Co., as Rights Agent, together with Exhibits A, B and C attached thereto incorporated by reference to the Registrant's Registration Statement on Form 8-A filed on December 31, 1998.

10.     Material Contracts
10.1 Stock Purchase Agreement dated October 29, 2001 by and among PHH Vehicle Management Services, LLC, and driversshield.com Corp., and driversshield.com FS Corp incorporate by reference as Exhibit 10.1 to the Form 10-QSB for the period ended September 30, 2002.

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

10.15 Second Amendment to the Employment Agreement between the Company and Philip Kart dated March 3, 2005 previously filed as Exhibit 10.2 with the Company's Form 8-K dated February 25, 2005 and incorporated by reference hereto.

10.16 First Amendment to the Employment Agreement between the Company and Barry Siegel dated March 3, 2005 previously filed as Exhibit 10.1 with the Company's Form 8-K dated February 25, 2005 and incorporated by reference hereto.

10.17 Lease Termination Agreement dated January 14, 2005 between the Company and B & B Lakeview Realty Corp. previously filed as Exhibit 10.3 with the Company's Form 8-K dated February 25, 2005 and incorporated by reference hereto.

13.     QUARTERLY REPORTS
13.1 Form 10-QSB for the quarter ending March 31, 2003 incorporated by reference hereto and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 2003 incorporated by reference hereto and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2003 incorporated by reference hereto and previously filed with the Commission.

14.     CODE OF ETHICS
14.1 Code of Ethics filed as Exhibit 14.1 with the Company's Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated by reference hereto.

21.     SUBSIDIARIES OF THE SMALL BUSINESS ISSUER
21.1 List of subsidiaries filed as Exhibit 21 with the Company's Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated by reference hereto.

31-32.  CERTIFICATIONS
31.1 Certification of Barry Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Philip Kart, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Barry Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Philip Kart, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                        ACCESSITY CORP. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                              REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors
Accessity Corp. and Subsidiaries
Coral Springs, Florida

We have audited the consolidated balance sheet of Accessity Corp. and subsidiaries as of December 31, 2004, and the consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accessity Corp. and subsidiaries as of December 31, 2004, and the results of their operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.





Melville, New York                                 NUSSBAUM YATES & WOLPOW, P.C.
February 16, 2005
   Except for Note 17 as to which
   the date is March 2, 2005, and
   the second paragraph of Note 3
   as to which the date is
   February 28, 2005

                        ACCESSITY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                          ASSETS

                                                                                      2004
                                                                                  ------------
Current assets:
   Cash and cash equivalents                                                      $    188,444
   Accounts receivable                                                                 124,800
   Due from officer                                                                     13,775
   Investments                                                                       3,228,109
   Restricted certificate of deposit                                                   300,000
   Prepaid expenses and other current assets                                            99,432
                                                                                  ------------

            Total current assets                                                     3,954,560

Property and equipment, net                                                             86,489

Security deposits and other assets                                                       4,026
                                                                                  ------------
            Total assets                                                          $  4,045,075
                                                                                  ============


                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $     55,446
   Accrued expenses and other current liabilities                                      416,789
                                                                                  ------------
            Total current liabilities                                                  472,235
                                                                                  ------------

Shareholders' equity:
   Common stock, $.015 par value, authorized
      30,000,000 shares; issued 2,521,398 shares                                        37,821
   Additional paid-in capital                                                       11,107,158
   Accumulated other comprehensive income,
      unrealized holding gain on investment
      securities                                                                        33,195
   Deficit                                                                          (5,875,892)
                                                                                  ------------

                                                                                     5,302,282
   Less common stock held in treasury, at cost,
      181,984 shares                                                                 1,729,442
                                                                                  ------------
            Total shareholders' equity                                               3,572,840
                                                                                  ------------
            Total liabilities and shareholders' equity                            $  4,045,075
                                                                                  ============

                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                      2004            2003
                                                                                  ------------    ------------
Revenues:
   Royalties and collision repair                                                 $    174,984    $    279,734
   Hospital billing recovery fees                                                      649,653         377,809
                                                                                  ------------    ------------
            Total revenues                                                             824,637         657,543
                                                                                  ------------    ------------
Operating expenses:
   Collision repair expenses                                                                --         102,052
   Sales and marketing                                                                 462,215         478,562
   General and administrative                                                        1,865,780       1,851,617
   Depreciation and amortization                                                       295,366         299,108
   Asset impairment charge                                                              61,033              --
                                                                                  ------------    ------------
            Total operating expenses                                                 2,684,394       2,731,339
                                                                                  ------------    ------------
                                                                                    (1,859,757)     (2,073,796)
                                                                                  ------------    ------------
Other income (expense):
   Investment and other income                                                         363,462         226,608
   Interest expense                                                                     (1,045)         (4,504)
                                                                                  ------------    ------------
            Total other income                                                         362,417         222,104
                                                                                  ------------    ------------

Loss from continuing operations before
   provision for income tax benefit                                                 (1,497,340)     (1,851,692)

Provision for income tax benefit                                                        11,525              --
                                                                                  ------------    ------------
Loss from continuing operations                                                     (1,485,815)     (1,851,692)
                                                                                  ------------    ------------
Discontinued operations:
   Income from affinity services subsidiary
   (no income tax effect)                                                                   --         215,654
   Gain on disposal of affinity services
   subsidiary (no income tax effect)                                                        --          10,000
                                                                                  ------------    ------------
Income from discontinued operations                                                         --         225,654
                                                                                  ------------    ------------
Net loss                                                                          $ (1,485,815)   $ (1,626,038)
                                                                                  ------------    ------------

Basic and diluted earnings (loss) per
common share:
   Continuing operations                                                          $      (0.65)   $      (0.84)
   Discontinued operations                                                                  --            0.10
                                                                                  ------------    ------------
            Net loss                                                              $      (0.65)   $      (0.74)
                                                                                  ------------    ------------
Basic and diluted weighted average number
   of common shares outstanding                                                      2,269,200       2,195,519
                                                                                  ============    ============

                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                             PREFERRED                 ACCUMULATED                                         TOTAL
                         COMMON STOCK          STOCK       ADDITIONAL     OTHER                      TREASURY STOCK        SHARE-
                      ------------------  --------------    PAID-IN   COMPREHENSIVE               --------------------    HOLDERS'
                        SHARES    AMOUNT  SHARES  AMOUNT    CAPITAL   INCOME (LOSS)    DEFICIT     SHARES     AMOUNT       EQUITY
                      ---------  -------  ------  ------  -----------  ------------  -----------  -------  -----------  -----------
Balance,
January 1, 2003       2,349,398  $35,241   1,000  $   10  $10,977,648  $     14,204  $(2,764,039) 175,584  $(1,704,482) $ 6,558,582
                                                                                                                        -----------
Net loss                     --       --      --      --           --            --   (1,626,038)      --           --   (1,626,038)

Add reclassification
  adjustment for
  realized losses
  included in net loss       --       --      --      --           --        14,919           --       --           --       14,919

Unrealized holding
  loss                       --       --      --      --           --       (66,908)          --       --           --      (66,908)
                                                                                                                        -----------
Comprehensive loss           --       --      --      --           --            --           --       --           --   (1,678,027)

Exercise of stock
  options                63,600      954      --      --       89,711            --           --       --           --       90,665

Shares tendered upon
  exercise of stock
  options                 6,400       96      --      --       24,864            --           --    6,400      (24,960)          --

Options granted for
  services                   --       --      --      --        8,955            --           --       --           --        8,955
                      ---------  -------  ------  ------  -----------  ------------  -----------  -------  -----------  -----------

Balance,
December 31, 2003     2,419,398   36,291   1,000      10   11,101,178       (37,785)  (4,390,077) 181,984   (1,729,442)   4,980,175
                                                                                                                         -----------
Net loss                     --       --      --      --           --            --   (1,485,815)      --           --   (1,485,815)

Add reclassification
  adjustment for
  realized losses
  included in net loss       --       --      --      --           --        44,418           --       --           --       44,418

Unrealized holding
  gain                       --       --      --      --           --        26,562           --       --           --       26,562
                                                                                                                        -----------
Comprehensive loss           --       --      --      --           --            --           --       --           --   (1,414,835)

Exercise of stock
  options                 2,000       30      --      --        7,470            --           --       --           --        7,500

Reclassification
  adjustment upon
  preferred shares
  becoming mandatorily
  redeemable                 --       --  (1,000)    (10)    (349,990)           --           --       --           --     (350,000)

Conversion of preferred
  shares into common
  stock                 100,000    1,500      --      --      348,500            --           --       --           --      350,000
                      ---------  -------  ------  ------  -----------  ------------  -----------  -------  -----------  -----------
Balance,
December 31, 2004     2,521,398  $37,821      --  $   --  $11,107,158  $     33,195  $(5,875,892) 181,984  $(1,729,442) $ 3,572,840
                      =========  =======  ======  ======  ===========  ============  ===========  =======  ===========  ===========

                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                    2004            2003
                                                                ------------    ------------
Cash flows used in operating activities:
   Net loss                                                     $ (1,485,815)   $ (1,626,038)
                                                                ------------    ------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization
         (including bond premium amortization in 2003)               295,366         318,837
       Impairment loss on property and equipment                      61,033              --
       Options granted for services                                       --           8,955
       Gain on sale of subsidiary                                         --         (10,000)
       Gain on sale of property and equipment                        (13,775)             --
       Loss on sale of investments                                    44,418          14,919
       Impairment loss on marketable securities                       40,002              --
       Changes in assets and liabilities:
         Accounts receivable                                          31,296          (6,411)
         Prepaid expenses and other current assets                    14,871         220,418
         Security deposits and other assets                           49,523           4,430
         Accounts payable                                              3,249        (247,018)
         Accrued expenses and other current liabilities               (2,110)       (430,143)
                                                                ------------    ------------

              Total adjustments                                      523,873        (126,013)
                                                                ------------    ------------

              Net cash used in operating activities                 (961,942)     (1,752,051)
                                                                ------------    ------------

Cash flows provided by investing activities:
   Purchase of property and equipment                                 (3,867)        (39,793)
   Proceeds from sale of subsidiary                                       --          10,000
   Purchase of investments                                        (1,398,776)     (5,439,087)
   Proceeds from investments                                       2,470,340       6,349,183
                                                                ------------    ------------

              Net cash provided by investing activities         $  1,067,697    $    880,303
                                                                ------------    ------------

                                   (Continued)


                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                    2004            2003
                                                                ------------    ------------
Cash flows provided by (used in) financing activities:
   Payments under capital lease                                 $    (20,386)   $    (31,997)
   Proceeds from exercise of stock options                             7,500          90,665
                                                                ------------    ------------

         Net cash provided by (used in) financing activities         (12,886)         58,668
                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                  92,869        (813,080)

Cash and cash equivalents at beginning of year                        95,575         908,655
                                                                ------------    ------------

Cash and cash equivalents at end of year                        $    188,444    $     95,575
                                                                ------------    ------------


Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                       $      1,045    $      4,504
                                                                ------------    ------------


Supplemental disclosure of non-cash activities:

   During 2003, the Company acquired 6,400 shares of treasury stock with shares tendered upon the exercise of stock options.

   See Note 4 regarding the conversion of preferred shares into common stock.

   See Note 15 regarding the disposal of property and equipment during 2004.










                 See notes to consolidated financial statements.

                        ACCESSITY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Accessity Corp. and its subsidiaries (collectively referred to as the "Company" and "Accessity"). All material intercompany balances and transactions have been eliminated.

       DISCONTINUED OPERATIONS

       On August 1, 2003, the Company sold its affinity services business (see
       Note 6). The Company's consolidated statements of operations for the year ended December 31, 2003 reflects the results of its affinity services business as discontinued operations. Although the Company only reported one business segment for its automotive operations, the Company operated its individual automotive related businesses as distinct businesses with separate major lines of businesses and classes of customers. Accordingly, upon its sale, the Company determined that the affinity services business should be reported as discontinued operations.

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

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       ------------------------------------------------------

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

       INVESTMENTS

       Investments consist of securities available for sale, which are carried at fair value with unrealized gains or losses reported in a separate component of shareholders' equity, unless a decline in fair value below cost is determined to be other than temporary. Realized gains or losses are determined based on the specific identification method.

       REVENUE RECOGNITION

       The Company recognizes royalty revenue for the license of software technology pursuant to the terms of a 2002 contract (Note 5) when the licensee notifies the Company that such revenue is earned. At each reporting date, the Company estimates royalties by the Company through the reporting date and accrues such estimates of royalties. The Company periodically adjusts this accrual as the licensee reports to the Company. As of December 31, 2004, the Company had accrued $12,000 which is included in accounts receivable. The Company recognizes revenue for its medical billings recovery business after it has provided all relevant services and it receives notification that funds are collected by its hospital customers.

       COLLECTIBILITY OF ACCOUNTS RECEIVABLE

       In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers. The company does not generally require collateral from its customers.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       ------------------------------------------------------

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


       ADVERTISING EXPENSE

       Advertising expenditures, which are expensed as incurred, amounted to approximately $19,000 and $42,000 in 2004 and 2003.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       ------------------------------------------------------

       STOCK COMPENSATION PLAN

       The Company accounts for its stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation expense is recognized. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan. Under the plan, the Company may grant options to its employees, directors and consultants for up to 1,200,000 shares of common stock. Incentive stock options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock ("an Affiliate"), 110% of the market price on the date of grant. The maximum term of an option is ten years, except for incentive stock options granted to an Affiliate, in which case the maximum term is five years. As of December 31, 2004, approximately 842,000 options remain available for future grants.

       For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2004 and 2003, respectively: annual dividends of $-0-for both years, expected volatility of 138% and 146%, risk-free interest rate of 1.35% and 1.13%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2004 and 2003 was $4.33 and $1.77, respectively.

       Under the above model, the total value of stock options granted in 2004 and 2003 was $86,608 and $70,763, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to five years. Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     2004            2003
                                                 ------------    ------------
       Net loss:
          As reported                            $ (1,485,815)   $ (1,626,038)
          Stock-based compensation cost,
            (no tax effect in either year),
            that would have been included in
            the determination of net income
            if the fair value based method
            had been applied to all awards           (350,467)       (562,745)
                                                 ------------    ------------

          Pro forma                              $ (1,836,282)   $ (2,188,783)
                                                 ------------    ------------
       Basic and diluted loss per share:
         As reported                             $       (.65)   $       (.74)
         Pro forma                               $       (.81)   $      (1.00)

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       ------------------------------------------------------

       RECENT ACCOUNTING PRONOUNCEMENTS

       On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently assessing the impact of adopting SFAS 123(R).

       In December 2003, the FASB revised FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" by issuing FIN 46R. FIN 46R requires consolidation by the reporting entity of variable interest entities which have certain characteristics as described therein when the reporting entity will absorb a majority of the variable interest entity's expected loss, receive a majority of the variable interest entity's expected residual returns, or both. The Company, in connection with the preparation of its financial statements for the year ended December 31, 2004, made an initial determination with respect to its June 2002 leasing agreement for former office space with a related party (see Note 14), that the related party did not have to be consolidated with the Company's financial statements, as the criteria for consolidation under FIN 46R were not met.



2.     DESCRIPTION OF BUSINESS AND CONCENTRATIONS
       ------------------------------------------

       THE FOLLOWING INFORMATION IS PROVIDED AS BACKGROUND RELATED TO THE HISTORIC AND CURRENT BUSINESS ACTIVITIES OF THE COMPANY. AS INDICATED IN
       NOTE 3, HOWEVER, THE COMPANY IS CURRENTLY ENGAGED IN A TRANSACTION WHICH, IF CONCLUDED, WILL CHANGE ITS BUSINESS MODEL AND DIRECTORS AND OFFICERS, RENDERING THIS INFORMATION NO LONGER RELEVANT AS ALL CURRENT BUSINESS OPERATIONS OF THE COMPANY WILL CEASE.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




2.     DESCRIPTION OF BUSINESS AND CONCENTRATIONS (CONTINUED)
       ------------------------------------------------------

       The Company offered collision repair management services for the insurance industry through a website on the Internet. Revenues for such services commenced in December 2001. However, under a strategic partnership, effective January 2, 2003 (see Note 5), the Company transferred the operating responsibilities and management of this business to a third party and, upon the completion of active or in-process claims that were the Company's responsibility during the first half of 2003, it is no longer engaged in collision repair management, but will remain in the business through the licensing described in Note 5. The Company's remaining automotive business that provided automobile affinity services for individuals was sold to the president of that subsidiary (see Note 6). The Company believes that it operated its automotive-related businesses in one operating segment.

       In 2002, the Company began a new business engaged in medical billing recovery which is managed as a separate segment under its subsidiary, Sentaur Corp., "Sentaur". The business seeks to recoup inappropriate discounts taken from hospital billings by institutional or insurance payors. The Company has signed contracts with a number of hospitals throughout the United States, but to date this business has been unable to generate revenues in excess of its direct costs. Costs associated with this business are expensed as incurred.

       The Company is subject to credit risk through trade receivables. The Company does not obtain collateral or other security for its receivables. Such risk is minimized through contractual arrangements with its customers, as well as the size and financial strength of its customers. Based upon the Company's continuing operations, four customers accounted for 75% of its sales in 2004 ranging in size from 16% to 21% of sales, and five customers accounted for 75% of its accounts receivable at December 31, 2004, within a range of 13% to 19% of the total receivables. Four customers accounted for substantially all of the Company's sales in 2003.

       The Company is also subject to credit risk through investments which are held at one brokerage firm and are not fully insured by the Securities Investor Protection Corporation. The Company has no financial instruments with significant off-balance-sheet risk.


3.     DEFINITIVE AGREEMENT SIGNED FOR POTENTIAL ACQUISITIONS, CHANGE OF CONTROL
       -------------------------------------------------------------------------
       AND CHANGE IN BUSINESS MODEL
       ----------------------------

       On May 17, 2004 the Company signed a definitive agreement ("the Share Exchange Agreement") with Pacific Ethanol Inc., a California company, Kinergy Marketing, LLC, an Oregon limited liability company, and Re-Energy, LLC, a California company, (collectively hereinafter referred to as the "PEI Group") all of which are geographically located in California, to acquire those companies in exchange for 18.8 million shares on a fully diluted basis (of which approximately 1.5 million shares would be reserved to replace existing PEI Group options and its convertible debt, if converted) of Accessity common stock to the then current shareholders of those companies.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




3.     DEFINITIVE AGREEMENT SIGNED FOR POTENTIAL ACQUISITIONS, CHANGE OF CONTROL
       -------------------------------------------------------------------------
       AND CHANGE IN BUSINESS MODEL (CONTINUED)
       ----------------------------------------

       As noted below, Pacific Ethanol is now attempting to obtain between $13 and $15 million in new equity, and this would result in approximately four to five million additional shares being issued when completed, excluding warrants associated with the equity placement. The Share Exchange transaction is structured as a stock-for-stock exchange with Accessity continuing as the surviving parent company and the PEI Group entities becoming wholly owned subsidiaries of Accessity. Pacific Ethanol, Inc. is to receive the largest block of shares and would become the accounting acquirer in this transaction. The Company's proxy was reviewed by the Securities and Exchange Commission and mailed to its shareholders who voted in favor of completing the transaction at the shareholders' meeting on February 28, 2005.

       However, certain significant conditions precedent to the transaction which are required to be completed by the PEI Group, including equity and debt financing, have not yet been completed by the PEI Group. Accordingly, the Share Exchange is not and cannot be consummated until the time when, and if, these conditions are satisfied. Privately held PEI Group is presently a re-seller of ethanol.

       Under the terms of the Share Exchange Agreement, which is subject to satisfactory completion of due diligence and completion of equity financing, the existing directors, officers and employees of the Company will be required to terminate their positions with Accessity. The existing business operations of Sentaur, including the related personal property at the Coral Springs, Florida location, will be sold to CEO and founder Barry Siegel for $5,000. The stock of DriverShield CRM, whose operations consists of its royalty stream from ClaimsNet (see Note 5), will be transferred to Barry Siegel in lieu of a portion of the cash payments required under his employment contract. Thereafter, having eliminated the existing business activities of the Company, the management of Accessity would be transferred to the new management of the PEI Group. The present Accessity Board of Directors will have the right to nominate one director with a term that continues until the 2005 Accessity shareholders meeting. The remaining assets, including all of the Company's cash and investment funds, certain prepaid and other assets and selected liabilities, would be retained under the control of the new management of the PEI Group. In addition, the Share Exchange Agreement requires Accessity to prosecute the lawsuit against Presidion's investment bankers, the Mercator Group LLC, Global Taurus LLC, et al, for in excess of $100 million, as described Note 14. The proceeds, if any, from a successful outcome of this suit, after the payment of legal fees, will be distributed two-thirds to Accessity shareholders of record on the date of closing of the transaction with the PEI Group, with the remaining one-third being retained by the Company. In the event Accessity terminates the Share Exchange Agreement for a Superior Proposal, as defined in the Share Exchange Agreement, Accessity will pay the expenses of the other parties up to a maximum amount of $150,000.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




3.     DEFINITIVE AGREEMENT SIGNED FOR POTENTIAL ACQUISITIONS, CHANGE OF CONTROL
       -------------------------------------------------------------------------
       AND CHANGE IN BUSINESS MODEL (CONTINUED)
       ----------------------------------------

       The Company has signed four amendments to the Share Exchange Agreement primarily revising the date upon which the Share Exchange Agreement will terminate from October 29, 2004 to March 25, 2005. Additionally, Amendment No. 2 to the Share Exchange Agreement provided for revision to the following material terms: (i) subject to shareholder approval, Accessity will sell the Sentaur subsidiary to Barry Siegel for the sum of $5,000 (ii) an additional condition to closing was added requiring PEI to raise at least $7 million in new equity, with all but $500,000 being held in escrow subject to consummation of the Share Exchange Agreement.


4.     PREFERRED STOCK REPURCHASE AND CONVERSION
       -----------------------------------------

       Effective May 13, 2004, in exchange for certain mutual releases and the amendment of the Stock Purchase Agreement dated October 29, 2001 resulting in the extension of certain non-compete clauses in favor of PHH Vehicle Management Services, LLC ("PHH") the Company and PHH entered into a Stock Repurchase Agreement providing the Company, or its assigns, with the right to repurchase these Preferred Shares which had a liquidation preference of $1,250,000 for $350,000. Pursuant to the terms of the Stock Repurchase Agreement, the Company was required to repurchase the Preferred Shares only in the event that the arbitration matter between the Company and Presidion Solutions, Inc. (Note 14) was successfully concluded in favor of the Company, and the award had been fully collected. In June 2004 the arbitrator ruled in favor of the Company, and during the third quarter of 2004 the Company collected the full amount due in a series of payments. In connection with this award, during 2004, the Company was required to repurchase the preferred stock and accordingly reclassified such stock out of equity. On September 9, 2004 an unrelated individual assumed the obligations of the Company without any exchange of consideration and repurchased the preferred shares and immediately thereafter converted them into 100,000 common shares. Accordingly, there were no convertible preferred shares outstanding on December 31, 2004.


5.     ROYALTY LICENSE AND INSURANCE COLLISION REPAIR BUSINESS
       -------------------------------------------------------

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

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




5.     ROYALTY LICENSE AND INSURANCE COLLISION REPAIR BUSINESS (CONTINUED)
       -------------------------------------------------------------------

       In 2004 and 2003, revenues related to the above were as follows:

                                                   2004            2003
                                               ------------    ------------
       Royalties                               $    174,984    $    162,693
       Collision repairs                                 --         117,041
                                               ------------    ------------
                                               $    174,984    $    279,734
                                               ============    ============

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

       Additionally, ClaimsNet has an option to purchase the business commencing on January 1, 2007 for a purchase price equal to the total royalties paid for the previous twenty-four months. Upon completion of those repairs that the Company processed during the first part of 2003, the Company is no longer directly responsible for auto repairs, but remains liable for automobile repair warranties provided. Since the repairs are performed by subcontracted repair shops who warranty the repairs, the Company has had no significant warranty costs to date nor does it expect to incur any costs in the future.


6.     DISCONTINUED OPERATIONS OF AUTOMOBILE AFFINITY SERVICES BUSINESS AND SALE
       -------------------------------------------------------------------------
       TO RELATED PARTY
       ----------------

       Upon approval of its board of directors, the Company negotiated a Stock Purchase Agreement ("the ADS Agreement"), effective August 1, 2003, for the sale of all of the outstanding shares of its wholly owned subsidiary, DriverShield ADS Corp. ("ADS") to an employee who was the president of this business. Under the terms of the ADS Agreement, the Company received a one-time fee of $10,000 on September 30, 2003, plus it received reimbursement for its legal fees of approximately $10,000 incurred for this sale. As a component of the transaction, the purchaser also agreed to forego all future rights to receive compensation and other benefits associated with his employment contract, which was to expire in December 2004, but terminated on July 31, 2003. All of the employee and related costs of the ADS business were borne by the purchaser as of the effective date, and the Company has no continuing management of, or responsibility for, the operations. The net liabilities of the business at the closing date, of approximately $31,000, consisting of primarily accounts receivable and payable, were retained by the Company. The purchaser of the ADS business was formerly one of the directors of the Company, and is a significant shareholder. The operating results of the affinity services business have been presented as discontinued operations in the accompanying financial statements. The Company recorded a gain of $10,000 on the transaction in 2003.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




6.     DISCONTINUED OPERATIONS OF AUTOMOBILE AFFINITY SERVICES BUSINESS AND SALE
       -------------------------------------------------------------------------
       TO RELATED PARTY (CONTINUED)
       ----------------------------

       Operating results during the year ended December 31, 2003 for the discontinued affinity services operations, through the date of its sale on August 1, 2003, were as follows:

       Revenues                                                 $  419,417
       Cost of sales, selling, general
           and administrative expenses                             203,763
                                                                ----------
       Income from discontinued affinity
           services subsidiary, (no income tax effect)          $  215,654
                                                                ==========


7.     INVESTMENTS
       -----------

       AT DECEMBER 31, 2004:
       ---------------------                                         UNREALIZED
                                                            FAIR       HOLDING
                                                COST        VALUE       GAIN
                                             ----------  ----------  ----------
       Fixed income mutual funds             $2,144,914  $2,178,109  $   33,195
       Corporate short-term debt instruments  1,050,000   1,050,000          --
                                             ----------  ----------  ----------
                                             $3,194,914  $3,228,109  $   33,195
                                             ==========  ==========  ==========


       In the quarter ended June 30, 2004 the Company reviewed its securities investment positions and recognized an impairment of its investment securities, characterized as other-than-temporary, of approximately $73,000 which is included in the caption investment and other income on the consolidated statement of operations. In July 2004 the Company made the decision to sell one of those investment positions, which represented $33,000 of the impairment amount noted above, leaving a balance of approximately $40,000. At that time the Company considered the increasing interest rate environment, which resulted in decreasing prices for each of the fixed income mutual funds that the Company held, as well as its need to fund its operating losses precluding its ability to hold securities sufficiently to realize its initial investment. However, by December 31, 2004 the mutual funds in which the Company had retained its investment position had recovered all but approximately $7,000 of the $40,000 of impaired values.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




8.     PROPERTY AND EQUIPMENT AND ASSET IMPAIRMENT
       -------------------------------------------

       PROPERTY AND EQUIPMENT
                                                       2004
                                                   ------------

       Machinery and equipment                     $    428,808
       Furniture and fixtures                            35,691
       Website development costs                        291,654
                                                   ------------

                                                        756,153
       Less accumulated depreciation
         and amortization                               669,664
                                                   ------------
                                                   $     86,489
                                                   ============

       During 2004 and 2003, the Company wrote off certain fully depreciated property and equipment and leaseholds improvements aggregating $206,435 and $586,899. In 2004, in conection with its planned relocation (Note
       14), the Company had reduced the estimated remaining life of its leasehold improvements.

       IMPAIRMENT OF LONG-LIVED ASSETS

       The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. In connection with the preparation of its 2004 year end financial statements, the Company determined that present circumstances indicated that the carrying amount of certain long-lived assets (property and equipment) may not be recoverable. Such circumstances include a current expectation, based upon the definitive agreement signed for potential change in control of the company and its business model (see Note 3) that, more likely than not, certain long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life. Based on the above, the Company obtained appraisals and other indicators of the fair values of such assets, and since the carrying amounts exceeded the fair values, the Company recognized an impairment loss of $61,033.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




9.     EARNINGS (LOSS) PER COMMON SHARE
       --------------------------------

       Basic earnings (loss) per common share is computed by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if common stock equivalents, such as stock options and warrants, were exercised and if the outstanding preferred stock was converted. The computation of diluted earnings (loss) per common share in 2004 and 2003 excludes the effect of the assumed exercise of approximately 383,000 and 517,000 stock options and warrants, and for 2003 the assumed conversion of outstanding preferred stock, because the effect would be anti-dilutive.

       Basic and diluted earnings (loss) per common share is calculated as follows:

                                       Income
                                       (Loss)         Shares       Per-Share
                                    (Numerator)    (Denominator)     Amount
                                   ------------    ------------   ------------
       2004 - Net Loss             $ (1,485,815)      2,269,200   $       (.65)
                                   ------------    ------------   ------------
       2003 - Net Loss             $ (1,626,038)      2,195,519   $       (.74)
                                   ============    ============   ============


10.    STOCK OPTIONS
       -------------

       VARIABLE-PRICED OPTIONS

       In October 1999, the Company repriced certain options granted to employees and third parties, representing the right to purchase 440,000 shares of common stock. The grants gave the holders the right to purchase common stock at prices ranging from $5.00 to $6.20 per share. The options were repriced at prices ranging from $3.75 to $4.15 per share. At the date of the repricing, the new exercise price was equal to the fair market value of the shares (110% of the fair market value in the case of an Affiliate). Pursuant to FASB Interpretation No. 44, the Company accounts for these modified option awards as variable from the date of the modification to the date the awards are exercised, forfeited, or expire unexercised. As of December 31, 2004 and 2003, all of these options, except for 6,667, were either forfeited or expired. There was no charge or credit for the year ended December 31, 2004 or 2003 as a result of either the expiration of these options, or that the price per share of common stock remained below the exercise price.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




10.    STOCK OPTIONS (CONTINUED)
       -------------------------

       NON-INCENTIVE STOCK OPTION AGREEMENTS

       The Company has non-incentive stock option agreements with six of its directors and/or officers.

       SUMMARY

       Stock option transactions are summarized as follows:

                                                                                         Weighted
                                                        Number           Exercise         Average
                                                          of              Price           Exercise
                                                        Shares            Range            Price
                                                       ---------      --------------       -----
       Options outstanding, January 1, 2003              715,333      $1.51 - $18.75       $5.35
       Options granted                                    40,000              $ 6.25       $6.25
       Options canceled                                 (293,000)     $1.56 - $18.75       $5.37
       Options exercised                                 (70,000)     $1.56 - $ 1.72       $1.65
                                                       ---------
       Options outstanding, December 31, 2003            392,333      $1.56 - $10.65       $6.00
       Options granted                                    20,000      $4.88 - $ 5.00       $4.94
       Options canceled                                  (54,667)     $3.75 - $ 6.25       $5.53
                                                       ---------
       Options outstanding, December 31, 2004            357,666      $1.56 - $10.65       $6.03
                                                       ---------
       Options exercisable, December 31, 2003            219,000      $1.56 - $10.65       $5.15
                                                       ---------
       Options exercisable, December 31, 2004            246,000      $1.56 - $10.65       $5.75
                                                       ---------

       The following table summarizes information about options outstanding and exercisable at December 31, 2004:

                                     Options Outstanding              Options Exercisable
                         ---------------------------------------    -----------------------
                                          Weighted
                                          Average       Weighted                   Weighted
          Range of                       Remaining       Average                   Average
          Exercise          Number      Contractual     Exercise       Number      Exercise
           Prices        Outstanding    Life (Years)      Price     Exercisable      Price
       --------------    -----------    ------------    --------    -----------    --------
       $1.56 - $ 5.00         96,666            2.21    $   3.02         75,000    $   2.48
       $5.50 - $ 7.45        148,000            2.56    $   6.45         94,667    $   6.45
       $8.00 - $10.65        113,000            2.03    $   8.07         76,333    $   8.10
                         -----------                                -----------
                             357,666                                    246,000
                         ===========                                ===========

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




11.    COMMON STOCK AND STOCK WARRANTS
       -------------------------------

       Outstanding warrants to acquire 20,000 shares of common stock at $2.65 per share, and 5,000 warrants to acquire 5,000 shares of common stock at $4.35 per share are currently exercisable and expire in 2006.

       On June 27, 2002, the Company's Board of Directors authorized a common stock repurchase program whereby up to 100,000 shares of the Company's common stock may be purchased in open market transactions over the following 24 months. No shares were purchased during 2003 and 2004.


12.    PREFERRED STOCK PURCHASE RIGHTS
       -------------------------------

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

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




13.    EMPLOYEE BENEFIT PLAN
       ---------------------

       The Company has a 401(k) profit sharing plan for the benefit of all eligible employees as defined in the plan documents. The plan provides for voluntary employee salary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may, at its discretion, match, within prescribed limits, contributions of the employees or, in certain circumstances, may make additional contributions in order to retain the tax exempt status of the plan. Employer contributions to the plan amounted to approximately $6,000 in 2004 and $11,000 in 2003.


14.    COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
       ------------------------------------------------------------

       OPERATING LEASES

       In May 2002, the Company signed a five and a half year lease to occupy the space it had occupied throughout 2004 and 2003. This 7,300 square foot building in Coral Springs, Florida was owned and operated by B&B Lakeview Realty Corp., two of whose three shareholders, Barry Siegel, (President and Chief Executive Officer) and Ken Friedman, are members of the Company's Board of Directors and the third, Barry J. Spiegel, is a former member. The terms of the lease required net rental payments plus maintenance, property insurance and real estate taxes. The lease term commenced in October 2002. The Company and the property owners each expended approximately $140,000 to complete the interior space. In addition, during July 2002, the Company established a $300,000 interest-bearing certificate of deposit with a Florida bank (the mortgage lender to B&B Lakeview Realty Corp.) as collateral for its future rental commitments. These funds, along with unpaid and earned interest, were returned to the Company in January 2005 upon the consummation of the sale of the building. The Company also had a security deposit of $22,000 held by the related party which was also repaid at that time. As a result of the early termination of its lease, the Company agreed to pay a lease termination fee of approximately $25,000.

       The Company's lease of office space, that it occupied in Florida until January 14, 2005, required minimum rentals as well as common area maintenance and other expenses including property insurance and real estate taxes. The Company terminated this lease effective January 14, 2005 and now operates under a one-year lease in Florida, obtained by its wholly owned subsidiary Sentaur, at a cost of approximately $2,000 per month, occupying 1,100 square feet of space.

       During 2004 and 2003, the Company paid rental costs of approximately $145,000 and $127,000 to the related party. Occupancy expense under the rental arrangements, including common area maintenance, property insurance and real estate taxes, was $183,000 in 2004 and $177,000 in 2003.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




14.    COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)
       ------------------------------------------------------------------------

       DUE FROM OFFICER

       During December 2004, the Company's President, Mr. Barry Siegel disposed of certain fully depreciated office equipment of the Company in connection with the company's impending office relocation and retained the proceeds of the sale. Under the terms of the Share Exchange Agreement, these amounts are intended to be transferred to Mr. Siegel if the transaction is consummated. Mr. Siegel advised the Company that the proceeds amounted to $13,775, however Mr. Siegel claims that he did not obtain or retain any documentation related to the sales of the assets. Upon learning that the transaction was in violation of the Sarbanes-Oxley Act, Mr. Siegel subsequently reimbursed the Company in full for the proceeds in 2005.


       EMPLOYMENT CONTRACTS

       At December 31, 2004, the Company has employment contracts with its two principal officers. The CEO's contract expires on December 31, 2007 and the CFO's contract expires on December 31, 2005. The agreements provide minimum annual salaries of $300,000 to the Chief Executive Officer ("CEO"), and $155,000 to the Chief Financial Officer ("CFO").

       The CEO's employment contract provides that, in the event of termination of the employment within three years after a change in control of the Company, then the Company would be liable to pay a lump-sum severance payment of three years' salary (average of last five years), less $100, in addition to the cash value of any outstanding but unexercised stock options. The other employment contract with the CFO provides that, in the event of termination of the employment of the officer within one year after a change in control of the Company, then the Company would be liable to pay a lump sum severance payment of one year's salary, as determined on the date of termination or the date on which a change in control occurs, whichever is greater. In no event would the maximum amount payable exceed the amount deductible by the Company under the provisions of the Internal Revenue Code. In connection with the Share Exchange Agreement (Note 3), both the CEO and the CFO, who would terminate their employment under the provisions of a change of control in the event the Share Exchange Agreement is consummated, have agreed that they will accept 600,000 shares of common stock in the aggregate, and relinquish rights to any cash and benefits that would otherwise be required to be paid to them in accordance with their employment contracts. They have also agreed to non-competition and consulting agreements in exchange for these shares.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




14.    COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)
       ------------------------------------------------------------------------

       LITIGATION

       In January 2003, the Company was served with a complaint filed by Mr. Gerald Zutler, its former President and Chief Operating Officer, alleging, among other things, that the Company breached his employment contract, that there was fraudulent concealment of the Company's intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. Mr. Zutler is seeking damages aggregating $2.25 million, plus punitive damages and reasonable attorney's fees. Management believes that the Company properly terminated Mr. Zutler's employment for cause, and intends to vigorously defend this suit. Answer to the complaint was served by the Company on February 28, 2003. In 2003, Mr. Zutler filed a motion to have the Company's attorney removed from the case on the basis that he would call him as a witness. The motion was granted by the court, but the Company appealed that ruling. In February 2005, the Supreme Court of the State of New York overturned this ruling, permitting the Company's attorneys to remain on the case. The Company has filed a claim with its insurance carrier under its directors and officers and employment practices' liability policy. The carrier has agreed to cover certain portions of the claim as they relate to Mr. Siegel. The policy has a $50,000 deductible and a liability limit of $3,000,000 per policy year. At the present time, the carrier has agreed to cover the portion of the claim that relates to Mr. Siegel and has agreed to a fifty percent allocation of expenses.

       Therefore, the Company must incur $100,000 of legal expenses to satisfy the policy deductible before the carrier commences reimbursement for fifty percent of the legal defense and/or any possible recovery in favor of the plaintiff. No provision for any loss has been made with respect to the above matter.

       The Company filed a Demand for Arbitration against Presidion Solutions, Inc., ("Presidion"), alleging that Presidion breached the terms of the Memorandum of Understanding (the "Memorandum") between the Company and Presidion, dated January 17, 2003. The Company sought a break-up fee of $250,000 pursuant to the terms of the Memorandum, alleging that Presidion breached the Memorandum by wrongfully terminating the Memorandum. Additionally, the Company was seeking other out-of-pocket costs, amounting to approximately $37,000. Presidion filed a counterclaim against the Company, alleging that the Company had breached the Memorandum and, therefore, owed Presidion a break-up fee of $250,000. The case was heard before the American Arbitration Association in Broward County, Florida in late February 2004. Subsequently, the Company received notice that the American Arbitration Association had concluded that the Company was entitled to the $250,000 break-up fee set forth in the Memorandum, as well as its share of certain of the costs of the arbitration and interest from the date of the termination of that agreement by Presidion, aggregating approximately $30,000. All amounts were received in full from Presidion during 2004 and are included in investment and other income. The counterclaim by Presidion was dismissed.

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




14.    COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)
       ------------------------------------------------------------------------

       LITIGATION (CONTINUED)

       In 2003 the Company filed a lawsuit seeking damages in excess of $100,000,000 as a result of discovery conducted in connection with the Presidion matter described above, against Presidion's investment bankers, Mercator Group, LLC ("Mercator") and Taurus Global LLC ("Taurus"), ("the defendants"), alleging that these parties tortiously interfered in the transaction between the Company and Presidion. In 2004 the Company dismissed this lawsuit, which was filed under Florida jurisdiction, without prejudice. It has refiled its claim in the state of California, for a similar amount, as it believes it to be the proper jurisdiction. The final outcome of this action will most likely take an extended period of time to resolve. The Company currently has limited information regarding the financial condition of the defendants and the extent of their insurance coverage. Therefore, it is possible that the Company may prevail but may not be able to collect the judgment.


15.    SEGMENT INFORMATION
       -------------------

       The Company currently reports two segments, medical and automotive. As described in Note 5, however, the Company participates in the automotive segment only through a royalty arrangement; it no longer operates, or has liability for, the current activities of the automotive segment, which is under the managerial autonomy of ClaimsNet pursuant to its contractual arrangement with the Company. The Company manages these segments separately since each services different markets and users.

       All of the Company's revenues are derived from customers within the continental United States. Segment information as of and for the years ended December 31, 2004 and 2003, follows:

                                                      2004            2003
                                                  ------------    ------------
       Revenue:
          Automotive                              $    175,000    $    280,000
          Medical                                      650,000         378,000
                                                  ------------    ------------

             Consolidated total                   $    825,000    $    658,000
                                                  ============    ============

       Segment profit (loss):
          Automotive                              $     95,000    $      8,000
          Medical                                      (58,000)       (195,000)
          Other, corporate                          (1,523,000)     (1,665,000)
                                                  ------------    ------------

             Consolidated total                   $ (1,486,000)   $ (1,852,000)
                                                  ============    ============

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




15.    SEGMENT INFORMATION (CONTINUED)
       -------------------------------

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

                                                      2004            2003
                                                  ------------    ------------
       Identifiable assets:
          Automotive                              $     36,000
          Medical                                      171,000
          Other, corporate                           3,838,000
                                                  ------------
             Consolidated total                   $  4,045,000
                                                  ============

       Capital expenditures:
          Automotive                              $         --    $         --
          Medical                                        3,000          17,000
          Other, corporate                               1,000          23,000
                                                  ------------    ------------
             Consolidated total                   $      4,000    $     40,000
                                                  ============    ============

       Depreciation and amortization:
          Automotive                              $     76,000    $    155,000
          Medical                                       16,000           2,000
          Other, corporate                             203,000         142,000
                                                  ------------    ------------
             Consolidated total                   $    295,000    $    299,000
                                                  ============    ============


16.    INCOME TAXES
       ------------

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

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




16.    INCOME TAXES (CONTINUED)
       ------------------------

       At December 31, 2004 and 2003, the Company has a net operating loss carryforward of approximately $4,700,000 and $3,800,000. In the event the Company consummates the Share Exchange Agreement, the use of these carryovers could be restricted pursuant to Section 382 of the Internal Revenue Code. At December 31, 2004 and 2003, the Company has provided a valuation allowance for the full amount of its deferred tax asset since it is more likely than not that the Company will not realize the benefit.

       At December 31, 2004, the Company's net operating loss carryforwards are scheduled to expire as follows:

       Year ended December 31,
       -----------------------
       2019                                       $  1,609,000
       2021                                            439,000
       2023                                          1,597,000
       2024                                          1,055,000
                                                  ------------
                                                  $  4,700,000
                                                  ============


       A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) on earnings (loss) from continuing operations is as follows:

                                                2004                2003
                                          ----------------    ----------------
                                            AMOUNT      %       Amount      %
                                          ---------   ----    ---------   ----
       Expected tax (benefit) at U.S.
          statutory rate                  $(505,177) (34.0)%  $(629,575) (34.0)%
       State taxes, net of Federal
          effect                            (11,525)   (.1)          --     --
       Non-deductible merger related
          costs                              60,000    4.0           --     --
       Operating losses generating no
          current tax benefit               445,177   30.0      629,575   34.0
                                          ---------   ----    ---------   ----

       Income tax expense (benefit)       $ (11,525)   (.1)   $      --     --
                                          =========   ====    =========   ====

                        ACCESSITY CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




16.    INCOME TAXES (CONTINUED)
       ------------------------

       Deferred tax assets consist of the following:


                                                       2004
                                                   ------------
       Deferred tax assets:
          Net operating loss carryforwards         $  1,700,000
          Other                                          90,000
                                                   ------------
                                                      1,790,000
       Valuation allowance                           (1,790,000)
                                                   ------------
       Deferred tax asset                          $         --
                                                   ============


17.    NASDAQ NOTIFICATIONS
       --------------------

       In February 2005, the Company received a Nasdaq Staff Determination notice that it failed to hold an annual meeting of its shareholders for the year ended December 31, 2004, and as a result its common shares were subject to delisting. The Company requested a hearing which resulted in a stay of that delisting until the results of the hearing, which was scheduled for March 10, 2005. The Company had originally scheduled its shareholder meeting for December 28, 2004 but adjourned the meeting first to February 1 and then to February 28, 2005 in order to ensure that it had sufficient votes to approve certain proposals related to the Share Exchange Agreement (Note 3). The Company was informed by Nasdaq on March 2, 2005 that it is in full compliance with all Nasdaq requirements for a continued listing since holding its shareholders meeting on February 28, 2005.