Form 10QSB
period 2005-03-31
Pacific Ethanol, Inc.
filed 2005-05-23
CIK 778164

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______



                         Commission File Number: 0-21467

                              PACIFIC ETHANOL, INC.
           (Name of small business issuer as specified in its charter)


               DELAWARE                                      41-2170618
     (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                      Identification No.)


                               5711 N. WEST AVENUE
                            FRESNO, CALIFORNIA 93711
                    (Address of principal executive offices)


                                 (559) 435-1771
                (Issuer's telephone number, including area code)

                                 ACCESSITY CORP.
                            12514 WEST ATLANTIC BLVD.
                          CORAL SPRINGS, FLORIDA 33071
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         As of May 20, 2005, there were 27,700,401 shares of Pacific Ethanol, Inc. common stock, $.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                                       PART I
                                               FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and
                  December 31, 2004...........................................................................  F-2

              Condensed Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2005 and 2004 (unaudited)...................................................  F-4

              Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2005 and 2004 (unaudited).........................................................  F-5

              Notes to Condensed Consolidated Financial Statements (unaudited)................................  F-6

Item 2.       Management's Discussion and Analysis or Plan of Operation ......................................    2

Item 3.       Controls and Procedures.........................................................................   20

                                                      PART II
                                                 OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................   22

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.....................................   23

Item 3.       Defaults Upon Senior Securities.................................................................   23

Item 4.       Submission of Matters to a Vote of Security Holders.............................................   23

Item 5.       Other Information...............................................................................   25

Item 6.       Exhibits........................................................................................   26

Signatures    ................................................................................................   27



                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004



                                                  March 31,
                                                    2005            December 31,
                                ASSETS           (unaudited)           2004
                               --------          ------------       ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $ 20,743,553       $         42
   Accounts receivable, net                         2,220,300              8,464
   Inventories                                        543,813                 --
   Prepaid expenses                                   117,375            293,115
   Prepayments on product in transit                  347,709                 --
   Related party notes receivable                       5,347              5,286
   Business acquisition costs                              --            430,393
   Other receivables                                   48,414             48,806
   Restricted cash                                    280,000                 --
                                                 ------------       ------------
     Total current assets                          24,306,511            786,106

PROPERTY AND EQUIPMENT, NET                         6,353,388          6,324,824

OTHER ASSETS:
   Debt issuance costs, net                            63,333             68,333
   Intangible assets, net                          11,788,000                 --
                                                 ------------       ------------
       Total other assets                          11,851,333             68,333
                                                 ------------       ------------

TOTAL ASSETS                                     $ 42,511,232       $  7,179,263
                                                 ============       ============


     See accompanying notes to condensed consolidated financial statements.

                           PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004 (CONTINUED)


                                                              March 31,
                                                                2005            December 31,
                  LIABILITIES AND STOCKHOLDERS' EQUITY       (unaudited)           2004
                  ------------------------------------      -------------      -------------
CURRENT LIABILITIES:
   Accounts payable - trade                                 $   1,920,018      $     383,012
   Accounts payable - related party                               282,703            846,211
   Accrued payroll                                                     --             18,963
   Accrued interest payable                                         3,084             30,864
   Other accrued liabilities                                      785,249            531,803
   Due to related parties                                       2,097,052                 --
                                                            -------------      -------------
     Total current liabilities                                  5,088,106          1,810,853

RELATED-PARTY NOTE PAYABLE                                      3,825,131          4,012,678

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, no shares issued and outstanding as of
     March 31, 2005 and December 31, 2004                              --                 --
   Common stock, $.001 par value; 100,000,000 shares
     authorized, 27,700,401 and 13,445,866 shares
     issued and outstanding as of March 31, 2005
     and December 31, 2004, respectively                           27,700             13,446
   Additional paid-in capital                                  40,155,689          5,071,632
   Unvested consulting expense                                 (2,118,489)                --
   Due from stockholders                                             (600)           (68,100)
   Accumulated deficit                                         (4,466,305)        (3,661,246)
                                                            -------------      -------------
     Total stockholders' equity                                33,597,995          1,355,732
                                                            -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  42,511,232      $   7,179,263
                                                            =============      =============


     See accompanying notes to condensed consolidated financial statements.


                                            F-3

                               PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                             (UNAUDITED)


                                                       Three Months Ended        Three Months Ended
                                                         March 31, 2005            March 31, 2004
                                                      --------------------      --------------------
NET SALES (INCLUDING $353,058 TO A RELATED PARTY)     $          2,301,997      $              6,561

COST OF GOODS SOLD                                               2,254,370                     4,560
                                                      --------------------      --------------------

GROSS PROFIT                                                        47,627                     2,001

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       317,972                   192,020

NONCASH COMPENSATION FOR CONSULTING FEES                           425,261                   172,500
                                                      --------------------      --------------------

OPERATING LOSS                                                    (695,606)                 (362,519)

OTHER INCOME (EXPENSE)
   Other income                                                     26,291                      (259)
   Interest expense                                               (134,144)                 (130,256)
                                                      --------------------      --------------------
     Total other income (expense)                                 (107,853)                 (130,515)
                                                      --------------------      --------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                            (803,459)                 (493,034)

PROVISION FOR INCOME TAXES                                           1,600                     1,600
                                                      --------------------      --------------------

NET LOSS                                              $           (805,059)     $           (494,634)
                                                      ====================      ====================

WEIGHTED AVERAGE SHARES OUTSTANDING                             16,257,942                11,752,200
                                                      ====================      ====================

NET LOSS PER SHARE                                    $              (0.05)     $              (0.04)
                                                      ====================      ====================


               See accompanying notes to condensed consolidated financial statements.


                                                F-4

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                    Three Months Ended       Three Months Ended
                                                                      March 31, 2005           March 31, 2004
                                                                    -------------------      -------------------
   Net loss                                                         $          (805,059)     $          (494,634)
   Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation and amortization                                               20,039                   19,208
     Amortization of debt issuance costs                                          5,000                    5,000
     Interest expense relating to amortization of debt discount                  60,135                   60,134
     Non-cash compensation expense                                              232,250                       --
     Non-cash consulting expense                                                193,011                  172,500

     (Increase) decrease in:
       Accounts receivable                                                      299,823                    4,571
       Inventories                                                               37,752                       --
       Prepaid expenses and other assets                                          9,726                   (5,829)
       Prepayments on product in transit                                        (40,147)                      --
       Other receivable                                                             331                   25,237

     Increase (decrease) in:
       Accounts payable                                                      (1,149,369)                  (8,626)
       Accounts payable, related party                                          282,703                  127,317
       Accrued payroll                                                          (18,963)                 (12,565)
       Accrued interest payable                                                 (28,231)                  68,677
       Accrued liabilities                                                     (145,081)                  (3,857)
                                                                    -------------------      -------------------
         Net cash used in operating activities                               (1,046,080)                 (42,867)
                                                                    -------------------      -------------------

Cash flows from Investing Activities:
   Additions to property, plant and equipment                                   (42,379)                (381,809)
   Payment on related party notes receivable                                         --                  200,000
   Cash acquired in acquisition of Kinergy, ReEnergy, Accessity               3,326,924                       --
   Costs associated with acquisition of Kinergy, ReEnergy and
     Accessity                                                                 (457,808)                      --
                                                                    -------------------      -------------------
         Net cash provided by (used in) investing activities                  2,826,737                 (181,809)
                                                                    -------------------      -------------------

Cash flows from Financing Activities:
   Proceeds from sale of stock, net                                          18,895,354                   20,373
   Receipt of stockholder receivable                                             67,500                       --
                                                                    -------------------      -------------------
         Net cash provided by financing activities                          18,962,854                   20,373
                                                                    -------------------      -------------------
Net increase (decrease) in cash and cash equivalents                         20,743,511                 (204,303)
Cash and cash equivalents at beginning of period                                     42                  249,084
                                                                    -------------------      -------------------
Cash and cash equivalents at end of period                          $        20,743,553      $            44,781
                                                                    ===================      ===================

Non-Cash Financing and Investing activities:
   Conversion of debt to equity                                     $           247,682      $                --
                                                                    ===================      ===================
   Purchase of ReEnergy with Stock                                  $           316,250      $                --
                                                                    ===================      ===================
   Shares contributed by stockholder in purchase of ReEnergy        $           506,000      $                --
                                                                    ===================      ===================
   Shares contributed by stockholder in purchase of Kinergy         $         1,012,000      $                --
                                                                    ===================      ===================
   Purchase of Kinergy with Stock                                   $         9,803,750      $                --
                                                                    ===================      ===================


                     See accompanying notes to condensed consolidated financial statements.


                                                      F-5

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

1.       REPORT BY MANAGEMENT:
         ---------------------

         The condensed consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         The condensed consolidated financial statements have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2005 and the results of operations and the cash flows of the Company for the three months ended March 31, 2005 and 2004, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. The Company's results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.       ORGANIZATION AND NATURE OF OPERATIONS:
         --------------------------------------

         SHARE EXCHANGE TRANSACTION - On March 23, 2005, the Company completed a share exchange transaction with the shareholders of Pacific Ethanol, Inc., a California corporation that was incorporated on January 30, 2003 ("PEI California"), and the holders of the membership interests of each of Kinergy Marketing, LLC, an Oregon limited liability company that was organized on September 13, 2000 ("Kinergy") and ReEnergy, LLC, a California limited liability company that was organized on March 7, 2001 ("ReEnergy"), pursuant to which the Company acquired all of the issued and outstanding capital stock of PEI California and all of the outstanding membership interests of Kinergy and ReEnergy (the "Share Exchange Transaction"). In connection with the Share Exchange Transaction, the Company issued an aggregate of 20,610,987 shares of common stock to the shareholders of PEI California, 3,875,000 shares of common stock to the sole limited liability company member of Kinergy and an aggregate of 125,000 shares of common stock to the limited liability company members of ReEnergy.

         Immediately prior to the consummation of the Share Exchange Transaction, the Company's predecessor, Accessity Corp., a New York corporation ("Accessity"), reincorporated in the State of Delaware under the name "Pacific Ethanol, Inc" through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the reincorporation (the "Reincorporation Merger"). In connection with the Reincorporation Merger, the shareholders of Accessity became stockholders of the Company and the Company succeeded to the rights, properties and assets and assumed the liabilities of Accessity.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)


         The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. As a result, the Company's results of operations for the quarter ended March 31, 2004 consist only of the operations of PEI California. The Company has consolidated the results of Accessity, Kinergy and ReEnergy beginning March 23, 2005, the date of the Share Exchange Transaction. Accordingly, the Company's results of operations for the quarter ended March 31, 2005 consist of the operations of PEI California for the entire quarterly period and the operations of Accessity, Kinergy and ReEnergy from March 23, 2005 through March 31, 2005.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with the Share Exchange Transaction:

                Current assets...............................     $    7,014,196
                Property, plant and equipment................              6,224
                Intangibles, including goodwill..............         11,788,000
                                                                  --------------
                   Total assets acquired.....................         18,808,420
                Current liabilities..........................          4,253,177
                Other liabilities............................             83,017
                                                                  --------------
                   Total liabilities assumed.................          4,336,194
                                                                  --------------
                Net assets acquired..........................     $   14,472,226
                                                                  ==============
                Shares of common stock issued................          6,489,414
                                                                  ==============

         The purchase price represented a significant premium over the recorded net worth of the acquired entities' assets. In deciding to pay this premium, the Company considered various factors, including the value of Kinergy's trade name, Kinergy's extensive market presence and history, Kinergy's industry knowledge and expertise, Kinergy's extensive customer relationships and expected synergies among Kinergy's and ReEnergy's businesses and assets and the Company's planned entry into the ethanol production business.

         In connection with the Share Exchange Transaction and the Company's acquisition of Kinergy and ReEnergy, the Company engaged a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. Through that process, the Company has estimated that for Kinergy, the distribution backlog is valued at $136,000, the customer relationships are valued at $5,600,000 and the trade name is valued at $3,100,000. The Company made a $150,000 cash payment and issued stock valued at $316,250 for the acquisition of ReEnergy. In addition, certain stockholders sold stock to the members of ReEnergy, increasing the purchase price by $506,000 (see further discussion below). The purchase price for ReEnergy totaled $972,250. The Company issued stock valued at $9,803,750 for the acquisition of Kinergy. In addition, certain stockholders sold stock to the sole member Kinergy and a related party, increasing the purchase price by $1,012,000. The purchase price for Kinergy totaled $10,815,750. Goodwill directly associated with the Kinergy and ReEnergy acquisitions therefore totaled $2,952,000.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)


         The Kinergy trade name is determined to have an indefinite life and therefore, rather than being amortized, will be periodically tested for impairment. The distribution backlog has an estimated life of six months and customer relationships were estimated to have a ten-year life and, as a result, will be amortized accordingly, unless otherwise impaired at an earlier time.

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, as though the acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results.

                                                            Three Months
                                                   ----------------------------
                                                           Ended March 31,
                                                      2005            2004
                                                   ------------    ------------
             Net sales                             $ 25,907,249    $ 19,413,810
                                                   ============    ============
             Net loss                              $ (1,107,543)   $ (1,197,017)
             Loss per share of common stock
                Basic                              $     (0.040)   $     (0.046)
                                                   ============    ============
                Diluted                            $     (0.040)   $     (0.046)
                                                   ============    ============

         On April 1, 2004, certain founders of the Company agreed to sell an aggregate of 500,000 shares of the Company's common stock owned by them to Cagan McAfee Capital Partners, LLC ("CMCP") at $0.01 per share for securing financing to close the Share Exchange Transaction on or prior to March 31, 2005. Immediately prior to the closing of the Share Exchange Transaction, the founders sold these shares at the agreed upon price to CMCP. The contribution of these shares is accounted for as a capital contribution. However, because the shares were issued as a finder's fee in a private offering (see note 4), the related expense is offset against the proceeds received, resulting in no effect on equity.

         Immediately prior to the closing of the Share Exchange Transaction, certain stockholders of the Company sold an aggregate of 250,000 shares of the Company's common stock owned by them to the then-Chief Executive Officer of Accessity at $0.01 per share to compensate him for facilitating the closing of the Share Exchange Transaction. The contribution of these shares is accounted for as a capital contribution. However, because the shares are deemed issued to Accessity in connection with the Share Exchange Transaction, the related expense is offset against the cash received from Accessity, resulting in no effect on equity.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)


         Immediately prior to the closing of the Share Exchange Transaction, a stockholder of the Company sold 200,000 shares of the Company's common stock to the individual members of ReEnergy at $.01 per share, to compensate them for facilitating the closing of the Share Exchange Transaction. The contribution of these shares resulted in additional goodwill of $506,000.

         Immediately prior to the closing of the Share Exchange Transaction, a founder of the Company sold 300,000 shares of the Company's common stock to Neil Koehler, the sole member of Kinergy and an officer and director of the Company, at $.01 per share to compensate him for facilitating the closing of the Share Exchange Transaction. The contribution of these shares resulted in additional goodwill of $759,000.

         Immediately prior to the closing of the Share Exchange Transaction, a founder of the Company sold 100,000 shares of the Company's common stock to Tom Koehler, a member of ReEnergy and a related party of the sole member of Kinergy, at $.01 per share to compensate him for facilitating the closing of the Share Exchange Transaction. The contribution of these shares resulted in additional goodwill of $253,000.

3.       RELATED PARTY NOTES PAYABLE:
         ----------------------------

         On January 10, 2005 and February 22, 2005, William Jones, a related party, advanced the Company $60,000 and $20,000, respectively, at 5% interest, due and payable upon the closing of the Share Exchange Transaction. The accumulated principal due was repaid on March 24, 2005 and the related accrued interest was paid on April 15, 2005.

         On January 10, 2005, Neil Koehler, a related party, advanced the Company $100,000 at 5% interest, due and payable upon the closing of the Share Exchange Transaction. The principal was repaid on March 24, 2005 and the related accrued interest was paid on April 15, 2005.

         On January 31, 2005, Eric McAfee, a principal of CMCP, advanced the Company $100,000 at 5% interest, due and payable upon close of the Share Exchange Transaction. The principal was repaid on March 24, 2005 and the related accrued interest was paid on April 15, 2005.

         On January 14, 2005, February 4, 2005 and March 10, 2005, Lyles Diversified, Inc. ("LDI") converted $36,000, $114,000, and $97,682 of debt into 24,000, 76,000 and 65,121 shares of the Company's common stock, respectively, at a conversion price equal to $1.50 per share.

         Pursuant to the terms of the Share Exchange Transaction, Kinergy distributed to its sole member in the form of a promissory note, in the amount of $ 2,095,614 Kinergy's net worth as set forth on Kinergy's balance sheet prepared in accordance with GAAP, as of March 23, 2005. A holdback amount of $100,000 for 30 days was provided to allow Kinergy to settle its accounts. In April 2005, Kinergy paid the balance of its net worth, up to the holdback amount of $100,000.

         Pursuant to the terms of the Share Exchange Transaction, ReEnergy distributed to its members in the form of a promissory note in the amount of $1,439 ReEnergy's net worth as set forth on ReEnergy's balance sheet prepared in accordance with GAAP, as of March 23, 2005.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)


4.       COMMON STOCK:
         -------------

         SHARE EXCHANGE TRANSACTION - In connection with the Share Exchange Transaction, the Company issued an aggregate of 20,610,987 shares of common stock to the shareholders of PEI California, 3,875,000 shares of common stock to the sole limited liability company member of Kinergy and an aggregate of 125,000 shares of common stock to the limited liability company members of ReEnergy.

         PRIVATE OFFERING - On March 23, 2005, the Company issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. The Company paid cash placement agent fees and expenses of approximately $1,850,400 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. (See Note 5) Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $255,048 through March 31, 2005 and continue to be incurred in connection with various securities filings and the resale registration statement described below.

         The Company is obligated under a Registration Rights Agreement to file, on the 151st day following March 23, 2005, a Registration Statement with the Securities and Exchange Commission registering for resale shares of common stock, and shares of common stock underlying investor warrants and certain of the placement agent warrants, issued in connection with the private offering. If the Company (i) does not file the Registration Statement within the time period prescribed, or (ii) fails to file with the Securities and Exchange Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, within five trading days of the date that the Company is notified (orally or in writing, whichever is earlier) by the Securities and Exchange Commission that the Registration Statement will not be "reviewed," or is not subject to further review, or (iii) the Registration Statement filed or required to be filed under the Registration Rights Agreement is not declared effective by the Securities and Exchange Commission on or before 225 days following March 23, 2005, or (iv) after the Registration Statement is first declared effective by the Securities and Exchange Commission, it ceases for any reason to remain continuously effective as to all securities registered thereunder, or the holders of such securities are not permitted to utilize the prospectus contained in the Registration Statement to resell such securities, for more than an aggregate of 45 trading days during any 12-month period (which need not be consecutive trading days) (any such failure or breach being referred to as an "Event," and for purposes of clause (i) or (iii) the date on which such Event occurs, or for purposes of clause (ii) the date on which such five-trading day period is exceeded, or for purposes of clause (iv) the date on which such 45-trading day-period is exceeded being referred to as "Event Date"), then in addition to any other rights the holders of such securities may have under the Registration Statement or under applicable law, then, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company is required to pay to each such holder an amount in cash, as

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)


         partial liquidated damages and not as a penalty, equal to 2.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company is required to pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages are to apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event.

         The Registration Rights Agreement also provides for customary piggy-back registration rights whereby holders of shares of the Company's common stock, or warrants to purchase shares of common stock, can cause the Company to register such shares for resale in connection with the Company's filing of a Registration Statement with the Securities and Exchange Commission to register shares in another offering. The Registration Rights Agreement also contains customary representations and warranties, covenants and limitations.

         STOCK OPTIONS - One outstanding option granted to an employee of the Company to acquire 25,000 shares of common stock vested on March 23, 2005 and was converted into a warrant. Non-cash compensation expense of $232,250 was recognized to record the fair value of the warrant.
         (See Note 5)

         NON-CASH COMPENSATION - On February 12, 2004, the Company entered into a consulting agreement with an unrelated party to represent the Company in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities. As compensation for such services, the Company issued warrants to the consultant to purchase 920,000 shares of the Company's common stock. These warrants vested upon the effective date of the agreement and were recognized at the fair value on the date of issuance in the amount of $1,380,000. The Company recorded non-cash expense of $172,500 for consulting services during the three months ended March 31,2005 and 2004.

         Pursuant to the consulting agreement, upon completion of the Share Exchange Transaction, the Company issued warrants to the consultant to purchase 230,000 additional shares of common stock that will vest ratably over a period of two years. The warrants were recognized at the fair value as of the start of business on March 24, 2005 in the amount of $2,139,000. The Company recorded non-cash expense of $20,511 for consulting services vested during the period from March 24, 2005 to March 31, 2005. The unvested warrants in the amount of $2,118,489 will vest ratably at $89,125 per month over the remainder of the two year period.

5.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         OPERATING LEASES - The Company leases shared office space in Fresno, California on a month-to-month basis at $2,934 per month. Rent expense was $8,837 and $5,912 for the three months ended March 31, 2005 and 2004, respectively.

         ADVISORY FEE - On April 14, 2004, the Company entered into an agreement with CMCP in connection with raising funding for an ethanol production facility. The agreement provided that upon raising a minimum of $15,000,000 the Company would pay CMCP a fee, through that date, equal to $10,000 per month starting from April 15, 2003. In addition, the agreement provided for payment of $25,000 per month for a minimum of 12 months upon the completion of a merger between the Company and a public company, starting from the date of close of such merger, as well as an advisory fee of 3% of any equity amount raised through the efforts of CMCP, including cash amounts received through a merger with another corporate entity. The Company paid an advisory fee to CMCP in the amount of $235,000 on March 24, 2005, pursuant to the terms of the agreement between CMCP and the Company and in connection with the private placement transaction described above. In addition, $83,000 was payable in connection with cash received from Accessity in connection with the Share Exchange Transaction. Pursuant to the terms of the consulting agreement, CMCP will continue to receive payments of $25,000 per month until at least March 2006.
                                      F-11

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)


         On January 5, 2005, the Company entered into an agreement with Northeast Securities, Inc. ("NESC") and Chadbourn Securities, Inc. ("Chadbourn"), a related party, in connection with the private placement described above. The agreement provides that upon completion of a financing within the time-frame of the engagement covered by the agreement, the Company will pay NESC 6% (plus a 1% non-accountable expense allowance) of gross proceeds received by the Company, and warrants exercisable at the offering price in an amount equal to 7% of the aggregate number of shares of common stock sold in the financing. In addition, the agreement provides that Chadbourn will receive 2% (plus a 1% non-accountable expense allowance) of gross proceeds and warrants exercisable at the offering price in an amount equal to 3% of the aggregate number of shares of common stock sold in the financing. Pursuant to the terms of the agreement and in connection with the completion of the private placement described above, the Company paid NESC $1,168,800, (net of a reduction of $183,600, as agreed on March 18, 2005), and issued to NESC placement warrants to purchase 450,800 shares of the Company's common stock exercisable at $3.00 per share. The Company also paid Chadbourn $627,600 and issued to Chadbourn placement warrants to purchase 212,700 shares of the Company's common stock exercisable at $3.00 per share.

         CASUALTY LOSS - In January 2004, canola stored in one of the silos at the Company's Madera County, California facility caught on fire. The facility was fully insured with $10 million of property and general liability insurance. The canola was owned by a third party who was also insured. The insurance company has paid $1,000,000 to date and is estimating an additional $1,000,000 of payments to the Company. The Company has received a detailed engineering estimate for full restoration and is proceeding with the restoration.

         NON-CASH COMPENSATION - In December 2003, PEI California issued to an employee stock options to acquire up to 25,000 shares of common stock at an exercise price of $.01 per share. In February 2004, the board of directors of PEI California ratified the options, contingent upon the Company's success in closing the Share Exchange Transaction. The stock options vested in full on March 23, 2005 and were converted into a warrant to acquire up to 25,000 shares of common stock of the Company. Non-cash compensation expense was recognized in the amount of $232,250 to record the fair value of the warrant. (See Note 4)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this report. This report and our condensed consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

o the projected growth or contraction in the ethanol market in which we operate;

o our business strategy for expanding, maintaining or contracting our presence in this market;

o our ability to efficiently and effectively integrate and operate the businesses of our newly-acquired subsidiaries, Pacific Ethanol, Inc., a California corporation that was organized in 2003 ("PEI California"), Kinergy Marketing, LLC, an Oregon limited liability company that was organized in 2000 ("Kinergy") and ReEnergy, LLC, a California limited liability company that was organized in 2001 ("ReEnergy");

o our ability to obtain the necessary financing to construct an ethanol plant in Madera County;

o anticipated trends in our financial condition and results of operations; and

o our ability to distinguish ourselves from our current and future competitors.

         We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we have made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our Amendment No. 2 to Form 8-K which we expect to file with the Securities and Exchange Commission on or before June 6, 2005, and the "Risk Factors" set forth below.

         Any of the factors described above or in the "Risk Factors" section set forth below could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We are currently in the business of marketing ethanol in the Western United States. Through third-party service providers, we provide transportation, storage and delivery of ethanol. We sell ethanol primarily into California, Nevada, Arizona and Oregon and have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States.

         We intend in the near-term to construct an ethanol production facility to begin the production and sale of ethanol and its co-products if we are able to secure all the necessary financing to complete construction of this facility. To date, we have not obtained all of this financing. See "Risk Factors." We also intend to construct or otherwise acquire one or more additional ethanol production facilities as financing resources and business prospects make the construction or acquisition of these facilities advisable.

         Our primary goal is to become a leader in the production, marketing and sale of ethanol and other renewable fuels in the United States.

         Ethanol prices have recently been affected by an imbalance of short-term supply relative to short-term demand and have declined by approximately 30% from their peaks in 2004 through May 2005. Although ethanol prices were in excess of their historical average during most of 2004, ethanol prices have thus far trended down toward long-term averages during 2005. Ethanol represents only up to 3% of the total annual gasoline supply in the United States, therefore we believe that the ethanol industry has substantial room to grow to reach what we believe is an achievable level of 10% of the total annual gasoline supply in the United States. In California alone, an increase in the demand for ethanol to 10% of the total annual gasoline supply would result in annual demand for approximately 650 million additional gallons of ethanol, which amounts represents an increase in demand of approximately 16%. Although the short-term supply of ethanol has recently increased at a faster rate than the increase in demand over the same period, we believe that in the long-term supply and demand for ethanol will be more balanced.

         We typically match ethanol purchase and sale contracts of like quantities and delivery period, which ordinarily range from one to twelve months. From time to time, we attempt to take advantage of what we perceive to be favorable industry trends and maintain net long or short ethanol positions. This practice does subject us to the risk of prices moving in unanticipated directions, which may result in losses, but also enables us to benefit from above normal margins.

SHARE EXCHANGE TRANSACTION

         On March 23, 2005, we completed a share exchange transaction, or the Share Exchange Transaction, with the shareholders of PEI California, and the holders of the membership interests of each of Kinergy and ReEnergy, pursuant to which we acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the share exchange, our predecessor, Accessity Corp., a New York corporation, or Accessity, reincorporated in the State of Delaware under the name Pacific Ethanol, Inc. through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the reincorporation. We are the surviving entity resulting from the reincorporation merger and have three principal wholly-owned subsidiaries: Kinergy, PEI California and ReEnergy.

         The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. As a result, our results of operations for the quarter ended March 31, 2004 consist of the operations of PEI California only. We have consolidated the results of Accessity, Kinergy and ReEnergy beginning March 23, 3005, the date of the Share Exchange Transaction. Accordingly, our results of operations for the quarter ended March 31, 2005 consist of the operations of PEI California for the entire quarterly period and the operations of Accessity, Kinergy and ReEnergy from March 23, 2005 through March 31, 2005.

         PEI California has, to date, not conducted any significant business operations other than the acquisition of real property located in Madera County, California, on which it intends to construct its first ethanol production facility. ReEnergy does not presently have any significant business operations or plans but does hold an option to acquire real property in Visalia, California, on which we may build an ethanol production facility.

         We have consolidated the results of operations of Kinergy beginning from March 23, 2005, the date of the closing of the Share Exchange Transaction. We expect that until we complete construction of our planned ethanol production facility in Madera County, our operations will consist solely of operations conducted by Kinergy.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with the Share Exchange Transaction:

               Current assets................................... $    7,014,196
               Property, plant and equipment....................          6,224
               Intangibles, including goodwill..................     11,788,000
                                                                 --------------
                  Total assets acquired.........................     18,808,420
               Current liabilities..............................      4,253,177
               Other liabilities................................         83,017
                                                                 --------------
                  Total liabilities assumed.....................      4,336,194
                                                                 --------------
               Net assets acquired.............................. $   14,472,226
                                                                 ==============
               Shares of common stock issued....................      6,489,414
                                                                 ==============

         The purchase price represented a significant premium over the recorded net worth of the acquired entities' assets. In deciding to pay this premium, we considered various factors, including the value of Kinergy's trade name, Kinergy's extensive market presence and history, Kinergy's industry knowledge and expertise, Kinergy's extensive customer relationships and expected synergies among Kinergy's and ReEnergy's businesses and assets and the our planned entry into the ethanol production business.

         The following table summarizes, on an unaudited pro forma basis, our combined results of operations, as though the acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for amortization of intangibles and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results.

                                                            Three Months
                                                   ----------------------------
                                                          Ended March 31,
                                                       2005            2004
                                                   ------------    ------------
            Net sales                              $ 25,907,249    $ 19,413,810
                                                   ============    ============
            Net loss                               $ (1,107,543)   $ (1,197,017)
                                                   ============    ============
            Loss per share of common stock
               Basic                               $     (0.040)   $     (0.046)
                                                   =============   ============
               Diluted                             $     (0.040)   $     (0.046)
                                                   =============   ============

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

         REVENUE RECOGNITION

         We derive revenues primarily from sales of ethanol. Our sales are based upon written agreements or purchase orders that identify the amount of ethanol to be purchased and the purchase price. We recognize revenue upon delivery of ethanol to a customer's designated ethanol tank. Shipments are made to customers directly from suppliers and from our inventory. We ship ethanol to our customers by truck or rail. Ethanol that is shipped by rail originates primarily in the Midwest and takes from 10 to 14 days from date of shipment to be delivered to the customer or to one of four terminals in California and Oregon. For local deliveries we ship by truck and deliver the product the same day as shipment.

         INVENTORY

         Inventory consists of fuel ethanol and is valued at the lower of cost or market, cost being determined on a first-in first-out basis. Shipping, handling and storage costs are classified as a component of cost of goods sold. Title to ethanol transfers from the producer to us when the ethanol passes through the inlet flange of our receiving tank.

         INTANGIBLES, INCLUDING GOODWILL

         We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.

         In connection with the Share Exchange Transaction and our acquisition of Kinergy and ReEnergy, we engaged a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. Through that process, we have estimated that for Kinergy, the distribution backlog is valued at $136,000, the customer relationships are valued at $5,600,000 and the trade name is valued at $3,100,000. We made a $150,000 cash payment and issued stock valued at $316,250 for the acquisition of ReEnergy. In addition, certain stockholders sold stock to the members of ReEnergy, increasing the purchase price by $506,000. The purchase price for ReEnergy totaled $972,250. We issued stock valued at $9,803,750 for the acquisition of Kinergy. In addition, certain stockholders sold stock to the sole member of Kinergy and a related party, increasing the purchase price by $1,012,000. The purchase price for Kinergy totaled $10,815,750. Goodwill directly associated with the Kinergy and ReEnergy acquisitions therefore totaled $2,952,000.

         The Kinergy trade name is determined to have an indefinite life and therefore, rather than being amortized, is being periodically tested for impairment. The distribution backlog has an estimated life of six months and customer relationships were estimated to have a ten-year life and, as a result, will be amortized accordingly, unless otherwise impaired at an earlier time.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

         The following table sets forth certain of our operating data for the three months ended March 31, 2005 and 2004:


                                                                               THREE MONTHS          THREE MONTHS
                                                                                   ENDED                ENDED
                                                                                 MARCH 31,            MARCH 31,
                                                                                   2005                 2004
                                                                              --------------       --------------
Net sales (including $353,058 to a related party) .....................       $    2,301,997       $        6,561
Cost of goods sold ....................................................            2,254,370                4,560
                                                                              --------------       --------------
Gross profit ..........................................................               47,627                2,001
Selling, general and administrative expenses...........................              317,972              192,020
Non-cash compensation for consulting fees..............................              425,261              172,500
                                                                              --------------       --------------
Operating loss.........................................................             (695,606)            (362,519)
Other expense..........................................................             (107,853)            (130,515)
                                                                              --------------       --------------
Loss before provision for income taxes ................................             (803,459)            (493,034)
Provision for income taxes ............................................                1,600                1,600
                                                                              --------------       --------------
Net loss...............................................................       $     (805,059)      $     (494,634)
                                                                              ==============       ==============


         NET SALES. Net sales for the three months ended March 31, 2005 increased by $2,295,436 to $2,301,997 as compared to $6,561 for the three months ended March 31, 2004. Sales attributable to the acquisition of Kinergy on March 23, 2005 contributed $2,292,142 of this increase. Without the acquisition of Kinergy, our net sales would have increased by $3,294 to $9,855. This increase was due to an increase in our transloading services.

         We expect that until we complete the construction of our planned ethanol production facility in Madera County, California, our consolidated net sales will consist solely of net sales generated by Kinergy. We anticipate that our net sales will grow in the long-term as demand for ethanol increases and as a result of our recent entry into a marketing agreement with Phoenix Bio-Industries, or PBI. On March 4, 2005, we agreed with PBI, a producer of ethanol, to market and sell PBI's entire ethanol production from its plant located in Goshen, California. We expect initial production to be approximately
2.0 to 2.5 million gallons per month once PBI completes construction of its ethanol production facility, which is anticipated to occur during the third quarter of 2005. The term of this agreement is two years from the date that ethanol is first available for marketing from PBI's plant.

         GROSS PROFIT. Gross profit for the three months ended March 31, 2005 increased by $45,626 to $47,627 as compared to $2,001 for the three months ended March 31, 2004 primarily due to the acquisition of Kinergy on March 23, 2005. Gross profit as a percentage of net sales decreased to 2.1% for the three months ended March 31, 2005 as compared to 30.5% for the three months ended March 31, 2004. This difference is attributable to the acquisition of Kinergy on March 23, 2005.

         Historically, Kinergy's gross profit as a percentage of sales has averaged between 2.0% to 4.4%, primarily due to increases in the value of the inventory we held for sale during periods in which ethanol prices generally increased. However, in light of recent declines in ethanol prices, we anticipate that until we complete our facility and commence the business of ethanol production thereby obtaining the benefits of higher profit margins associated with production activities as compared to marketing and distribution activities, our gross profit as a percentage of sales will be approximately 1.0%. This is especially true in light of our agreement with PBI, which we expect will result in obtaining a 1.0% gross profit on the sale of PBI's ethanol. We believe that this level of gross profit is more typical of the ethanol marketing industry.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2005 increased by $125,952 (66%) to $317,972 as compared to $192,020. This increase was primarily due to additional legal, accounting and insurance expenses. We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission and in connection with the filing of a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock and shares of common stock underlying warrants we issued in our private offering in March 2005, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the construction of our Madera County, California ethanol production facility and increased activity in searching for and analyzing potential acquisitions.

         NON-CASH COMPENSATION AND CONSULTING FEES. Non-cash compensation and consulting fees for the three months ended March 31, 2005 increased by $252,761 (147%) to $425,261 as compared to $172,500 for the three months ended March 31, 2004. $193,011 of these fees related to non-cash consulting fees for warrants and $232,250 was related to non-cash compensation for warrants. We expect to incur non-cash consulting fee expense in the amount of $89,125 per month for the remainder of the two-year term ending on March 23, 2007.

         OTHER EXPENSE. Other expense increased by $22,662 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to interest expense related to construction payables.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2005, we funded our operations primarily from the approximately $18,895,354 in net proceeds we received in connection with a private offering of equity securities on March 23, 2005, as described below. As of March 31, 2005, we had working capital of $19,218,405, which represented a $20,243,152 increase from negative working capital of $1,024,747 at December 31, 2004, primarily due to the proceeds from the private offering. As of March 31, 2005 and December 31, 2004, we had accumulated deficits of $4,466,305 and $3,661,246, respectively, and cash and cash equivalents of $20,743,553 and $42, respectively.

         Accounts receivable increased $2,211,836 (261%) during the three months ended March 31, 2005 from $8,464 as of December 31, 2004 to $2,220,300 as of March 31, 2005. Sales attributable to the acquisition of Kinergy contributed substantially all of this increase.

         Inventory balances increased $543,813 (100%) during the three months ended March 31, 2005, from $0 as of December 31, 2004 to $543,813 as of March 31, 2005 because of the acquisition of Kinergy. Inventory represented 1.2% of our total assets as of March 31, 2005.

         Cash used in our operating activities totaled $1,046,080 for the three months ended March 31, 2005 as compared to cash used by operating activities of $42,867 for the three months ended March 31, 2004. This $1,003,213 decrease in operating cash flows primarily resulted from an increase in accounts payable.

         Cash provided by our investing activities totaled $2,826,737 for the three months ended March 31, 2005 as compared to $181,809 of cash used for the three months ended March 31, 2004. Included in the results for the three months ended March 31, 2005 are net cash of $457,808 used to acquire Kinergy and ReEnergy.

         Cash provided by our financing activities totaled $18,962,854 for the three months ended March 31, 2005 as compared to $20,373 for the three months ended March 31, 2004. The change is primarily due to the net proceeds of $18,895,354 from a private offering of equity securities on March 23, 2005, as described below.

         On March 23, 2005, we issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. We paid cash placement agent fees and expenses of approximately $1,850,400 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $255,048 through March 31, 2005 and continue to be incurred in connection with various securities filings and the resale registration statement described below.

         We are obligated under a Registration Rights Agreement to file, on the 151st day following March 23, 2005, a Registration Statement with the Securities and Exchange Commission registering for resale shares of common stock, and shares of common stock underlying investor warrants and certain of the placement agent warrants, issued in connection with the private offering. If we (i) do not file the Registration Statement within the time period prescribed, or (ii) fail to file with the Securities and Exchange Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, within five trading days of the date that we are notified (orally or in writing, whichever is earlier) by the Securities and Exchange Commission that the Registration Statement will not be "reviewed," or is not subject to further review, or (iii) the Registration Statement filed or required to be filed under the Registration Rights Agreement is not declared effective by the Securities and Exchange Commission on or before 225 days following March 23, 2005, or (iv) after the Registration Statement is first declared effective by the Securities and Exchange Commission, it ceases for any reason to remain continuously effective as to all securities registered thereunder, or the holders of such securities are not permitted to utilize the prospectus contained in the Registration Statement to resell such securities, for more than an aggregate of 45 trading days during any 12-month period (which need not be consecutive trading days) (any such failure or breach being referred to as an "Event," and for purposes of clause (i) or (iii) the date on which such Event occurs, or for purposes of clause (ii) the date on which such five-trading day period is exceeded, or for purposes of clause (iv) the date on which such 45-trading day-period is exceeded being referred to as "Event Date"), then in addition to any other rights the holders of such securities may have under the Registration Statement or under applicable law, then, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, we are required to pay to each such holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. If we fail to pay any partial liquidated damages in full within seven days after the date payable, we are required to pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages are to apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event.

         The Registration Rights Agreement also provides for customary piggy-back registration rights whereby holders of shares of our common stock, or warrants to purchase shares of our common stock, can cause us to register such shares for resale in connection with our filing of a Registration Statement with the Securities and Exchange Commission to register shares in another offering. The Registration Rights Agreement also contains customary representations and warranties, covenants and limitations.

         We have used a portion of the net proceeds from the March 2005 private placement to fund our working capital requirements and begin site preparation at the Madera County, California facility. We expect to use the remainder of the net proceeds to fund our working capital requirements over the next 12 months and to initiate construction of our first ethanol production facility in Madera County, California. We expect that the proceeds used to initiate construction will be used primarily for site preparation, acquisition of equipment and engineering services. Significant additional funding is required to complete construction of our first ethanol facility in Madera County, California. No assurances can me be made that we will be successful in obtaining these additional funds. See "Risk Factors."

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we have and the remaining proceeds we have from the March 2005 private offering, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for our fiscal 2006. We are currently evaluating the provisions of SFAS No. 151 and do not expect that adoption will have a material effect on our financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 123R, SHARE-BASED PAYMENT ("SFAS 123R") which is a revision of SFAS 123 and supersedes Accounting Principles Board ("APB") 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

         We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

         We currently expect to adopt SFAS 123R effective January 1, 2006. However, because we have not yet determined which of the aforementioned adoption methods we will use, we have not yet determined the impact of adopting SFAS 123R.

RISK FACTORS

         AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR SUBSEQUENT REPORTS ON FORMS 10-QSB AND 8-K, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN SHARES OF OUR COMMON STOCK OR TO MAINTAIN OR INCREASE YOUR INVESTMENT IN SHARES OF OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

                    RISKS RELATED TO OUR COMBINED OPERATIONS

         WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND WE MAY INCUR SIGNIFICANT LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR LOSSES, WE WILL EXPERIENCE NEGATIVE CASH FLOW, WHICH MAY HAMPER OUR OPERATIONS, MAY PREVENT US FROM EXPANDING OUR BUSINESS AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

         We have incurred losses in the past. As of March 31, 2005, we had an accumulated deficit of approximately $4.5 million. For the three months ended March 31, 2005, we incurred a loss of approximately $800,000. We expect to incur losses for the foreseeable future and at least until the completion of our planned ethanol production facility. We estimate that the earliest completion date of our ethanol production facility will not occur until the third quarter of 2006. We expect to rely on cash from operations and debt and equity financing to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

         THE HIGH CONCENTRATION OF OUR SALES WITHIN THE ETHANOL PRODUCTION AND MARKETING INDUSTRY COULD RESULT IN A SIGNIFICANT REDUCTION IN SALES AND NEGATIVELY AFFECT OUR PROFITABILITY IF DEMAND FOR ETHANOL DECLINES.

         Our revenue is and will continue to be derived primarily from sales of ethanol. Currently, the predominant oxygenate used to blend with gasoline is ethanol. Ethanol competes with several other existing products and other alternative products could also be developed for use as fuel additives. In addition, some studies, including a study conducted at the University of California, Berkeley in 2003, suggest that producing ethanol from corn requires burning as much as twice the amount of gasoline already used in cars, thereby harming the environment more than pure gasoline. We expect to be completely focused on the production and marketing of ethanol and its co-products for the foreseeable future. There can be no assurance that we will be able to shift our business focus away from the production and marketing of ethanol to other renewable fuels or competing products. Accordingly, an industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol. As a result, our sales and profitability would be significantly and adversely impacted by a downturn in the demand for ethanol.

         WE PLAN TO FUND A SUBSTANTIAL MAJORITY OF THE CONSTRUCTION COSTS OF OUR PLANNED ETHANOL PRODUCTION FACILITY THROUGH THE ISSUANCE OF A SUBSTANTIAL AMOUNT OF DEBT, RESULTING IN SUBSTANTIAL DEBT SERVICE REQUIREMENTS THAT COULD REDUCE THE VALUE OF YOUR INVESTMENT.

         We plan to fund a substantial majority of the construction costs of our planned ethanol production facility through the issuance of a substantial amount of debt. We anticipate that we will need to raise approximately $60.0 million in debt financing to construct our first ethanol production facility. As a result, our capital structure will be highly leveraged. Our debt levels and debt service requirements could have important consequences which could reduce the value of your investment, including:

         o limiting our ability to borrow additional amounts for operating capital or other purposes and causing us to be able to borrow additional funds only on unfavorable terms;
         o reducing funds available for operations and distributions because a substantial portion of our cash flow will be used to pay interest and principal on our debt;
         o making us vulnerable to increases in prevailing interest rates;
         o placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;
         o subjecting all or substantially all of our assets to liens, which means that there may be no assets left for our stockholders in the event of a liquidation; and
         o limiting our ability to adjust to changing market conditions, which could increase our vulnerability to a downturn in our business or general economic conditions.

         If we are unable to pay our debt service obligations, we could be forced to reduce or eliminate dividends to our stockholders, if they were to commence, and/or reduce or eliminated needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt on substantially less favorable terms. In the event that we are unable to refinance our all or a portion of our debt or raise funds through asset sales, sales of equity or otherwise, our business may be adversely affected, we may be forced to liquidate and you could lose your entire investment.

         FOLLOWING THE CLOSING OF OUR ANTICIPATED DEBT FINANCING, OUR LENDERS MAY REQUIRE US TO ABIDE BY RESTRICTIVE LOAN COVENANTS THAT MAY HINDER OUR ABILITY TO OPERATE AND REDUCE OUR PROFITABILITY.

         We expect that following the closing of our anticipated debt financing, the loan agreements governing our debt financing will contain a number of restrictive affirmative and negative covenants. These covenants may limit our ability to, among other things:

         o        incur additional indebtedness;
         o        make capital expenditures in excess of prescribed thresholds;
         o        pay dividends to our stockholders;
         o        make various investments;
         o        create liens on our assets;
         o        utilize the proceeds of asset sales; or
         o merge or consolidate or dispose of all or substantially all of our assets.

         We also will likely be required to maintain specified financial ratios, including minimum cash flow coverage, minimum working capital and minimum net worth. We also may be required to utilize a portion of any excess cash flow generated by operations to prepay our debt. A breach of any of these covenants or requirements could result in a default under our debt agreements. If we default, and if such default is not cured or waived, a lender could, among other remedies, accelerate our debt and declare the debt immediately due and payable. If this occurs, we may not be able to repay or borrow sufficient funds to refinance our debt. Even if new financing is available, it may not be on terms that are acceptable. Such an occurrence could cause us to cease building our ethanol production facility, or if our facility is already constructed, such an occurrence could cause us to cease or curtail operations. We cannot assure you that our future operating results will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

         GOVERNMENTAL REGULATIONS, THE WAIVER OF CERTAIN ADVANTAGEOUS GOVERNMENTAL REGULATIONS OR THE REPEAL OR MODIFICATION OF VARIOUS TAX INCENTIVES FAVORING THE USE OF ETHANOL COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our business is subject to extensive regulation by federal, state and local governmental agencies. We cannot predict in what manner or to what extent governmental regulations will harm our business or the ethanol production and marketing industry in general. For example, the State of California has requested a waiver from the EPA to reduce the amount of ethanol required in gasoline, which could lower demand for and boost supplies of ethanol in California, causing the price of ethanol to decline. In addition, officials in the State of California, including officials from the California Air Resources Board, have argued to the EPA that ethanol is a volatile fuel that evaporates easily and contributes to smog by increasing ozone levels and adding particulate matter to the air. If the EPA grants the requested waiver, refineries would no longer be required to blend ethanol into gasoline, which would adversely affect our business. Previously, California refiners used MTBE, another oxygenate, which was banned in California for contaminating groundwater and completely phased out in January 2004. If the State of California were to ban the use of ethanol as an oxygenate in gasoline, our business, financial condition and results of operations would be materially and adversely affected. In addition, the United States House of Representatives has passed a bill that includes a national renewable fuels standard that would require refiners to blend a percentage of renewable fuels into gasoline. If passed, this legislation would replace the current oxygenate requirements in the State of California thereby potentially decreasing the demand for ethanol in the State of California. If this were to occur, our business, financial condition and results of operations would be materially and adversely affected.

         The fuel ethanol business benefits significantly from tax incentive policies and environmental regulations that favor the use of ethanol in motor fuel blends in the United States. Currently, a gasoline marketer that sells gasoline without ethanol must pay a federal tax of $0.18 per gallon compared to $0.13 per gallon for gasoline that is blended with 10% ethanol. Smaller credits are available for gasoline blended with lesser percentages of ethanol. The repeal or substantial modification of the federal excise tax exemption for ethanol-blended gasoline or, to a lesser extent, other federal or state policies and regulations that encourage the use of ethanol could have a detrimental effect on the ethanol production and marketing industry and materially and adversely affect our business and results of operations.

         VIOLATIONS OF ENVIRONMENTAL REGULATIONS COULD SUBJECT US TO SEVERE PENALTIES AND MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The production and sale of ethanol is subject to regulation by agencies of the federal government, including, but not limited to, the EPA, as well as other agencies in each jurisdiction in which ethanol is produced, sold, stored or transported. Environmental laws and regulations that affect our operations are extensive and have become progressively more stringent. Applicable laws and regulations are subject to change, which could be made retroactively. Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. If significant unforeseen liabilities arise for corrective action or other compliance, our business, results of operations and financial condition could be materially and adversely affected.

         WE RELY HEAVILY ON OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, NEIL KOEHLER. THE LOSS OF HIS SERVICES COULD ADVERSELY AFFECT OUR ABILITY TO SOURCE ETHANOL FROM OUR KEY SUPPLIERS AND OUR ABILITY TO SELL ETHANOL TO OUR CUSTOMERS.

         Our success depends, to a significant extent, upon the continued services of Neil Koehler, who is our President and Chief Executive Officer. For example, Mr. Koehler has developed key personal relationships with our ethanol suppliers and customers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. The loss of Mr. Koehler could, therefore, result in the loss of our favorable relationships with one or more of our ethanol suppliers and customers. In addition, Mr. Koehler has considerable experience in the construction, start-up and operation of ethanol production facilities and in the ethanol marketing business. Although we have entered into an employment agreement with Mr. Koehler, that agreement is of limited duration and is subject to early termination by Mr. Koehler under certain circumstances. In addition, we do not maintain "key person" life insurance covering Mr. Koehler or any other executive officer. The loss of Mr. Koehler could significantly delay or prevent the achievement of our business objectives. Consequently, the loss of Mr. Koehler could adversely affect our business, financial condition and results of operations.

         THE ETHANOL PRODUCTION AND MARKETING INDUSTRY IS EXTREMELY COMPETITIVE. MANY OF OUR SIGNIFICANT COMPETITORS HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND ONE OR MORE OF THESE COMPETITORS COULD USE THEIR GREATER RESOURCES TO GAIN MARKET SHARE AT OUR EXPENSE.

         The ethanol production and marketing industry is extremely competitive. Many of our significant competitors in the ethanol production and marketing industry, have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, each of these companies may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share and sales.

         OUR FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our future success is dependent in part on our ability to attract and retain certain key personnel. We currently have few employees and need to attract additional skilled technical, clerical and managerial personnel in all areas of our business to continue to grow. The competition for such individuals in the growing ethanol production and marketing industry is intense. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified personnel in the future. If we are unable to attract and retain key personnel, our business, financial condition and results of operations could be adversely affected.

         OUR MANAGEMENT MAY FAIL TO SUCCESSFULLY INTEGRATE THE BUSINESS OF KINERGY WITH THE PROPOSED ETHANOL PRODUCTION BUSINESS OF PEI CALIFORNIA, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Integrating the business of Kinergy with the proposed ethanol production business of PEI California will be complex, time-consuming and expensive, and our management may fail to successfully integrate these businesses. Each of Kinergy and PEI California were previously operated independently, each with its own business or proposed business, culture, clients, employees and systems. Kinergy and PEI California will now be operated as a combined organization, utilizing common information and communication systems, operating procedures, financial controls and human resources practices, including benefits, training and professional development programs. We may experience substantial difficulties, costs and delays relating to our efforts to integrate the business of Kinergy and the proposed ethanol production business of PEI California. These may include the diversion of management resources from our core ethanol marketing business, the potential incompatibility of business cultures and the costs and delays in implementing common systems and procedures. Any one or all of these factors may cause increased operating costs or the loss of key customers and employees, either of which could adversely affect our business, financial condition and results of operations.

         OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

         Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the construction of our planned ethanol production facility, will require significant investments of capital and management's close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. There can be no assurance that we will be able to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, our business, financial condition and results of operations could be materially and adversely affected.

         INSURANCE COVERAGE MAY BE INADEQUATE OR UNAVAILABLE TO PROTECT US FROM LOSSES ASSOCIATED WITH OUR PLANS AND OPERATIONS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         Insurance coverage may be inadequate or unavailable to protect us from losses associated with our plans and operations. Events may occur for which no insurance is available or for which insurance is not available on terms that are reasonably acceptable. In addition, events may occur for which our insurance inadequately covers the associated losses. Losses from an uninsured or underinsured event, such as, but not limited to, earthquakes, floods, war, riot, acts of terrorism or other risks may be uninsured or underinsured and such a loss may adversely affect our business and financial condition. In addition, we operate in an industry that is subject to heavy environmental regulation and we are undertaking to construct an ethanol production facility, both of which subject us to substantial losses upon the occurrence of certain events such as the discharge of a hazardous substance or a catastrophic event such as an explosion or fire during or following the construction of our ethanol production facility. In the event of a loss, any failure to obtain and maintain insurance, with adequate policy limits and/or self-retention limits, may adversely affect our business and financial condition.

                        RISKS RELATED TO OUR COMMON STOCK

         OUR COMMON STOCK HAS A SMALL PUBLIC FLOAT AND SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALE COULD CAUSE THE MARKET PRICE OF OUR STOCK TO DROP, EVEN IF OUR BUSINESS IS DOING WELL, AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of May 20, 2005, we had outstanding approximately 27.7 million shares of our common stock. Approximately 16.0 million of these shares were restricted under the Securities Act of 1933, including 11.7 million shares beneficially owned, as a group, by our executive officers, directors and 10% stockholders. Accordingly, our common stock has a public float of approximately
3.1 million shares held by a relatively small number of public investors.

         We have agreed to register for resale approximately 11.25 million shares of our common stock, including shares of our common stock underlying warrants, issued in connection with a private placement transaction completed in March 2005. If and when a registration statement covering these shares of common stock is declared effective, holders of these shares will be permitted, subject to few limitations, to freely sell such shares of common stock. We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. However, as a result of our small public float, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants, or an anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

         OUR STOCK PRICE IS HIGHLY VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK AND IN LITIGATION AGAINST US.

         The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

         o the volume and timing of the receipt of orders for ethanol from major customers;
         o        competitive pricing pressures;
         o our ability produce, sell and deliver ethanol on a cost-effective and timely basis;
         o our inability to obtain construction, capital equipment and/or working capital financing;
         o the introduction and announcement of new products and processes by our competitors;
         o        changing conditions in the ethanol and fuel markets;
         o        changes in market valuations of similar companies;
         o        stock market price and volume fluctuations generally;
         o        regulatory developments or increased enforcement;
         o        fluctuations in our quarterly or annual operating results;
         o        additions or departures of key personnel; and
         o        future sales of our common stock or other securities.

         Furthermore, we believe that the economic conditions in California and other states, as well as the United States as a whole, could have a negative impact on our results of operations. Demand for ethanol products could also be adversely affected by a slow down in overall demand for oxygenate and gasoline additive products. The levels of our ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. Furthermore, we recognize revenues from ethanol sales at the time of delivery. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or annual basis.

         The price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and our resources away from our business. Any of the risks described above could adversely affect our business, financial condition and results of operations and also the price of our common stock.

                    RISKS RELATING TO THE BUSINESS OF KINERGY

         KINERGY'S PURCHASE AND SALE COMMITMENTS AS WELL AS ITS INVENTORY OF ETHANOL HELD FOR SALE SUBJECT US TO THE RISK OF FLUCTUATIONS IN THE PRICE OF ETHANOL, WHICH MAY RESULT IN LOWER OR EVEN NEGATIVE GROSS MARGINS AND WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Kinergy's purchases and sales of ethanol are not always matched with sales and purchases of ethanol at established prices. As a standard business practice, Kinergy commits from time to time to the sale of ethanol to its customers without corresponding and commensurate commitments for the supply of ethanol from its suppliers, which subjects us to the risk of an increase in the price of ethanol. As a standard business practice, Kinergy also commits from time to time to the purchase of ethanol from its suppliers without corresponding and commensurate commitments for the purchase of ethanol by its customers, which subjects us to the risk of a decline in the price of ethanol. In addition, Kinergy's inventory of ethanol held for sale subjects us to the risk of a decline in the price of ethanol. Accordingly, our business is subject to fluctuations in the price of ethanol and these fluctuations may result in lower or even negative gross margins and which could materially and adversely affect our results of operations.

         KINERGY DEPENDS ON A SMALL NUMBER OF CUSTOMERS FOR THE VAST MAJORITY OF ITS SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE CUSTOMERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND RESULTS OF OPERATIONS.

         The vast majority of Kinergy's sales are generated from a small number of customers. During 2004, sales to Kinergy's four largest customers represented approximately 13%, 12%, 12% and 12%, respectively, representing an aggregate of approximately 49%, of our total sales. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of customers for a significant majority of its sales. Kinergy's agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, we cannot assure you that, in any future period, Kinergy's sales generated from these customers, individually or in the aggregate, will equal or exceed historical levels. We also cannot assure you that, if sales to any of these customers cease or decline, Kinergy will be able to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our net sales and results of operations.

         KINERGY'S LACK OF LONG-TERM ETHANOL ORDERS AND COMMITMENTS BY ITS CUSTOMERS COULD LEAD TO A RAPID DECLINE IN OUR SALES AND PROFITABILITY.

         Kinergy cannot rely on long-term ethanol orders or commitments by its customers for protection from the negative financial effects of a decline in the demand for ethanol or a decline in the demand for Kinergy's services. The limited certainty of ethanol orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because Kinergy depends on a small number of customers for the vast majority of its sales, the magnitude of the ramifications of these risks is greater than if Kinergy's sales were less concentrated within a small number of customers. As a result of Kinergy's lack of long-term ethanol orders and commitments, we may experience a rapid decline in our sales and profitability.

         KINERGY DEPENDS ON A SMALL NUMBER OF SUPPLIERS FOR THE VAST MAJORITY OF THE ETHANOL THAT IT SELLS. IF ANY OF THESE SUPPLIERS IS UNABLE OR DECIDES NOT TO CONTINUE TO SUPPLY KINERGY WITH ETHANOL, KINERGY MAY BE UNABLE TO SATISFY THE DEMANDS OF ITS CUSTOMERS AND OUR BUSINESS AND RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         Kinergy depends on a small number of suppliers for the vast majority of the ethanol that it sells. During 2004, Kinergy's three largest suppliers represented approximately 27%, 23% and 14%, respectively, representing an aggregate of approximately 64%, of the total ethanol Kinergy purchased for resale. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of suppliers for a significant majority of the ethanol that it purchases. We cannot assure you that, if any of these suppliers is unable or declines for any reason to continue to supply Kinergy with ethanol, Kinergy will be able to replace that supplier and source other supplies of ethanol in a timely manner, or at all, to satisfy the demands of its customers. If any of these suppliers is unable or decides not to continue to supply Kinergy with ethanol, Kinergy may be unable to satisfy the demands of its customers and our business and results of operations will be adversely affected.

         INTERRUPTIONS OR DELAYS IN KINERGY'S SUPPLY OF ETHANOL COULD CAUSE KINERGY TO BE UNABLE TO SATISFY THE DEMANDS OF ITS CUSTOMERS AND ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

         Kinergy sources the ethanol that it sells primarily from suppliers thousands of miles away in the Midwestern United States. The delivery of the ethanol that Kinergy sells is therefore subject to delays resulting from inclement weather and other conditions. The quantity of ethanol in Kinergy's inventory fluctuates and during periods of low inventory levels, Kinergy is more vulnerable to the effects of interruptions and delays in its supply of ethanol. Accordingly, interruptions or delays in Kinergy's supply of ethanol from the Midwest could cause Kinergy to be unable to satisfy the demands of its customers and adversely affect our business and results of operations.

                RISKS RELATING TO THE BUSINESS OF PEI CALIFORNIA

         THE CONSTRUCTION OF OUR PLANNED ETHANOL PRODUCTION FACILITY WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING, WHICH WE EXPECT TO RAISE THROUGH DEBT FINANCING. WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN RAISING ADEQUATE CAPITAL.

         We anticipate that we will need to raise approximately $60 million in debt financing to construct our first ethanol production facility. We have no contracts with or binding commitments from any bank, lender or financial institution for this debt financing. We cannot assure you that any funding from one or more lenders will be obtained, or if it is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate debt financing, or debt financing on acceptable terms is unavailable for any reason, we may be forced to abandon our plans for the construction of an ethanol production facility.

         PEI CALIFORNIA HAS NOT CONDUCTED ANY SIGNIFICANT BUSINESS OPERATIONS AND HAS BEEN UNPROFITABLE TO DATE. IF PEI CALIFORNIA FAILS TO COMMENCE SIGNIFICANT BUSINESS OPERATIONS, IT WILL BE UNSUCCESSFUL, WILL FAIL TO CONTRIBUTE POSITIVELY TO OUR PROFITABILITY AND WILL HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         PEI California has not conducted any significant business operations and has been unprofitable to date. Accordingly, there is no prior operating history by which to evaluate the likelihood of PEI California's success or its contribution to our profitability. We cannot assure you that PEI California will ever complete construction of an ethanol production facility and commence significant operations or, if PEI California does complete the construction of an ethanol production facility, that PEI California will ever be successful or contribute positively to our profitability. If PEI California fails to commence significant business operations, it will be unsuccessful and will fail to contribute positively to our profitability, which will have an adverse effect on our financial condition and results of operations.

         THE MARKET PRICE OF ETHANOL IS VOLATILE AND SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH MAY CAUSE OUR RESULTS OF OPERATIONS TO FLUCTUATE SIGNIFICANTLY.

         The market price of ethanol is somewhat dependent on the price of gasoline, which is in turn dependent on the price of petroleum. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline and may establish unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the price of ethanol has declined by approximately 30% in only three months from January 2005 to March 2005. If PEI California fails to price its ethanol consistently in a manner that is profitable, our business, financial condition and results of operations will be adversely affected.

         We believe that the production of ethanol is expanding rapidly. There are a number of new plants under construction and planned for construction, both inside and outside California. We expect existing ethanol plants to expand by increasing production capacity and actual production. We cannot assure you that there will be any material or significant increases in the demand for ethanol commensurate with increasing supplies of ethanol. Accordingly, increased production of ethanol may lead to lower ethanol prices. The increased production of ethanol could also have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products from the production of ethanol, such as WDG. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and cause higher ethanol production costs and, in the event that PEI California is unable to pass increases in the price of corn to its customers, will result in lower profits. We cannot predict the future price of ethanol or WDG. Any material decline in the price of ethanol or WDG may adversely affect our business, financial condition and results of operations.

         THE CONSTRUCTION AND OPERATION OF OUR PLANNED ETHANOL PRODUCTION FACILITY MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL REGULATIONS AND PERMIT REQUIREMENTS.

         The production of ethanol involves the emission of various airborne pollutants, including particulates, carbon monoxide, oxides of nitrogen and volatile organic compounds. PEI California will be subject to extensive air, water and other environmental regulations in connection with the construction and operation of our planned ethanol production facility. PEI California also may be required to obtain various other water-related permits, such as a water discharge permit and a storm-water discharge permit, a water withdrawal permit and a public water supply permit. If for any reason PEI California is unable to obtain any of the required permits, construction costs for our planned ethanol production facility are likely to increase; in addition, the facility may not be constructed at all. It is also likely that operations at the facility will be governed by the federal regulations of the Occupational Safety and Health Administration, or OSHA, and other regulations. Compliance with OSHA and other regulations may be time-consuming and expensive and may delay or even prevent sales of ethanol in California or in other states, which could have a material and adverse effect on our business and results of operations.

         VARIOUS RISKS ASSOCIATED WITH THE CONSTRUCTION OF OUR PLANNED ETHANOL PRODUCTION FACILITY MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         We cannot assure you that delays in the construction of our planned ethanol production facility or defects in materials and/or workmanship will not occur. Any defects could delay the commencement of operations of the facility, or, if such defects are discovered after operations have commenced, could halt or discontinue operation of the facility indefinitely. In addition, construction projects often involve delays in obtaining permits and encounter delays due to weather conditions, fire, the provision of materials or labor or other events. For example, PEI California experienced a fire at its Madera County, California site during the first quarter of 2004. PEI California incurred additional expenses to repair areas and equipment damaged by the fire. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local levels that result in policy change towards ethanol or our project in particular, could cause construction and operation delays. Any of these events may adversely affect our business and financial condition.

         There can be no assurance that PEI California will not encounter hazardous conditions at the Madera County, California site. PEI California may encounter conditions at the site that may delay construction of the facility. If PEI California encounters a hazardous condition at the site, work may be suspended and PEI California may be required to correct the condition prior to continuing construction. The presence of a hazardous condition would likely delay construction of the facility and may require significant expenditure of resources to correct the condition. In addition, W. M. Lyles Co. may be entitled to an increase in its fees and afforded additional time for performance if it has been adversely affected by the hazardous condition. If PEI California encounters any hazardous condition during construction, our business and financial condition may be adversely affected.

         We have based our estimated capital resource needs on a design for the planned ethanol production facility and related co-generation facility that we estimate will cost approximately $60 million. The estimated cost of the facility is based on preliminary discussions and estimates, and we cannot assure you that the final construction cost of the facility will not be significantly higher. Any significant increase in the final construction cost of the facility may adversely affect our business, financial condition and results of operations.

         PEI CALIFORNIA'S DEPENDENCE ON AND AGREEMENTS WITH W. M. LYLES CO. FOR THE CONSTRUCTION OF OUR PLANNED ETHANOL PRODUCTION FACILITY COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         PEI California will be highly dependent upon W. M. Lyles Co. to design and build our planned ethanol production facility in Madera County, California. PEI California has entered into agreements with W. M. Lyles Co. for the construction of this facility. These agreements contain a number of provisions that are favorable to W. M. Lyles Co. and unfavorable to PEI California. These agreements also include a provision that requires PEI California to pay a termination fee of $5.0 million to W. M. Lyles Co. if PEI California terminates it in favor of another contractor, in addition to payment of all costs incurred by W. M. Lyles Co. for services rendered through the date of termination. Consequently, if PEI California terminates these agreements, the requirement that it pay the termination fee and costs could adversely affect our business and financial condition. In addition, if W. M. Lyles Co. has entered into or enters into a construction contract with one or more other parties, it may be under pressure to complete another project or projects and may prioritize the completion of another project or projects ahead of our planned facility. As a result, PEI California's ability to commence production of and sell ethanol would be delayed, which would adversely affect our business, financial condition and results of operations.

         THE RAW MATERIALS AND ENERGY NECESSARY TO PRODUCE ETHANOL MAY BE UNAVAILABLE OR MAY INCREASE IN PRICE, ADVERSELY AFFECTING OUR BUSINESS AND RESULTS OF OPERATIONS.

         The production of ethanol requires a significant amount of raw materials and energy, primarily corn, water, electricity and natural gas. In particular, we estimate that our planned ethanol production facility will require approximately 12.5 million bushels or more of corn each year and significant and uninterrupted supplies of water, electricity and natural gas. The prices of corn, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. In addition, droughts, severe winter weather in the Midwest, where we expect to source corn, and other problems may cause delays or interruptions of various durations in the delivery of corn to California, reduce corn supplies and increase corn prices. We cannot assure you that local water, electricity and gas utilities will be able to reliably supply the water, electricity and natural gas that our planned ethanol production facility will need or will supply such resources on acceptable terms. In addition, if there is an interruption in the supply of water or energy for any reason, we may be required to halt ethanol production. We may not be able to successfully anticipate or mitigate fluctuations in the prices of raw materials and energy through the implementation of hedging and contracting techniques. PEI California's hedging and contracting activities may not lower its prices of raw materials and energy, and in a period of declining raw materials or energy prices, these hedging and contracting strategies may result in PEI California paying higher prices than its competitors. In addition, PEI California may be unable to pass increases in the prices of raw materials and energy to its customers. Higher raw materials and energy prices will generally cause lower profit margins and may even result in losses. Accordingly, our financial condition and results of operation will be significantly affected by the prices and supplies of raw materials and energy.

ITEM 3. CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of March 31, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended March 31, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect our financial position, results of operations or cash flows.

R.A. DAVIS COMMODITIES

         On September 22, 2004, R. A. Davis Commodities, LLC filed a complaint for breach of contract, promissory estoppel and negligence in the Superior Court of the State of California for the County of Fresno against PEI California. The complaint seeks actual and consequential damages in the amount of approximately $700,000 based on PEI California's alleged breach of certain rolled corn purchase contracts. PEI California responded to the complaint on January 27, 2005. PEI California also filed a cross-complaint against RA Davis on that date, alleging breach of oral and written contract in connection with sales of feed product as well as "transloading" services performed for FA Davis. The cross-complaint seeks damages in the amount of $121,435. We are currently in the process of drafting written discovery, which we plan to serve on plaintiff later this month. The trial in this matter is set for March 13, 2006. We believe that the claims made in the complaint are without merit and we expect to vigorously defend this lawsuit.

INSURANCE CORPORATION OF HANOVER

         On November 8, 2004, Insurance Corporation of Hanover and Kruse Investments d/b/a Western Milling, LLC (collectively, the "Plaintiffs") filed a complaint for damages in the Superior Court of the State of California for the County of Madera against PEI California. The complaint sought actual and consequential damages in the amount of approximately $960,800 based on PEI California's alleged breach of contract and negligence in connection with losses suffered by Plaintiffs which arose out of damage caused to Western Milling's canola meal that was stored at PEI California's grain silos located at PEI California's Madera County facility, which facility was the subject of a grain silo fire on January 12, 2004. PEI California's insurance company has settled this matter. Plaintiffs have dismissed the action against PEI California with prejudice and have provided PEI California a written release.

GERALD ZUTLER

         In January 2003, DriverShield CRM Corp. ("DriverShield"), then a wholly-owned subsidiary of our predecessor, Accessity, was served with a complaint filed by Mr. Gerald Zutler, its former President and Chief Operating Officer, alleging, among other things, that DriverShield breached his employment contract, that there was fraudulent concealment of DriverShield's intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. Mr. Zutler is seeking damages aggregating $3.0 million, plus punitive damages and reasonable attorneys' fees. DriverShield's management believes that DriverShield properly terminated Mr. Zutler's employment for cause, and intends to vigorously defend this suit. An Answer to the complaint was served by DriverShield on February 28, 2003. In 2003, Mr. Zutler filed a motion to have DriverShield's attorney removed from the case. The motion was granted by the court, but was subsequently overturned by an appellate court. DriverShield has filed a claim with its insurance carrier under its directors and officers and employment practices' liability policy. The carrier has agreed to cover certain portions of the claim as they relate to Mr. Siegel, DriverShield's former Chief Executive Officer. The policy has a $50,000 deductible and a liability limit of $3.0 million per policy year. At the present time, the carrier has agreed to cover the portion of the claim that relates to Mr. Siegel and has agreed to a fifty percent allocation of expenses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         RECENT SALES OF UNREGISTERED SECURITIES

         On March 23, 2005, we completed the Share Exchange Transaction with the shareholders of PEI California, and the holders of the membership interests of each of Kinergy and ReEnergy, pursuant to which we acquired all of the issued and outstanding capital stock of PEI California and all of the outstanding membership interests of Kinergy and ReEnergy. In connection with the Share Exchange Transaction, we issued an aggregate of 20,610,987 shares of common stock to the shareholders of PEI California, 3,875,000 shares of common stock to the limited liability company member of Kinergy and an aggregate of 125,000 shares of common stock to the limited liability company members of ReEnergy.

         On March 23, 2005, we issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. We paid cash placement agent fees and expenses of approximately $1,850,400 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. We also entered into a registration rights agreement in which we agreed to register for resale the shares of common stock issued to investors and the shares of common stock issuable upon exercise of the investor warrants and placement warrants.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide.

         DIVIDENDS

         We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) Our predecessor, Accessity, held its 2004 annual meeting of shareholders on February 28, 2005. As of the close of business on October 29, 2004, the record date for the meeting, Accessity had outstanding 2,339,414 shares of common stock. The annual meeting was adjourned to February 1, 2005 and again to February 28, 2005. A total of 1,403,434 shares of common stock were represented in person or by proxy at the February 28, 2005 meeting and constituted a quorum.

         (b) Accessity's management nominee for election as a Class III director was Bruce S. Udell, an incumbent director whose term was to expire at the 2004 annual meeting and who was named as a nominee for election to serve a three-year term expiring at the 2007 annual meeting or until he either was succeeded by another qualified director who has been duly elected or was required to resign in connection with the Share Exchange Transaction. Mr. Udell was elected as a Class III director at the meeting. After the meeting, Accessity's board was comprised of one Class I director, Barry Siegel, whose term was to expire at the 2006 annual meeting, one Class II director, Kenneth J. Friedman, whose term was to expire at the 2005 annual meeting and Mr. Udell. Subsequent to the meeting, on March 23, 2005, both Mr. Udell and Mr. Siegel resigned in connection with the Share Exchange Transaction.

         (c) (i) Proposal 1: To elect one Class III nominee, Bruce S. Udell, to the board of directors:

                           For:                               1,228,381
                           Against:                                 134
                           Abstention:                          174,919

                  (ii) Proposal 2: To approve the issuance of shares of Accessity common stock and options and warrants in the share exchange pursuant to the terms of the Share Exchange Agreement and the consummation of the transactions contemplated thereby.

                           For:                               1,381,071
                           Against:                              16,161
                           Abstention:                            6,202
                           Broker non-votes:                          0

                  (iii) Proposal 3: In the event the share exchange is approved by the shareholders, to approve the transfer of DriverShield CRM Corp., a wholly-owned subsidiary of Accessity, to Barry Siegel, the then Chairman of the Board, President and Chief Executive Officer of Accessity, the issuance of up to 400,000 shares of common stock to Barry Siegel and 200,000 shares of common stock to Philip Kart, Accessity's then current Chief Financial Officer and the execution of a consulting and noncompetition agreement between Accessity and each of Barry Siegel and Philip Kart, in full consideration for the agreement of each of Messrs. Siegel and Kart to relinquish cash payments that otherwise would be due to each of them under their respective employment agreements with Accessity as a result of the consummation of the share exchange.

                           For:                               1,204,004
                           Against:                             190,888
                           Abstention:                            8,542
                           Broker non-votes:                          0

                  (iv) Proposal 4: To approve the sale of Sentaur Corp., a wholly-owned subsidiary of Accessity, to Barry Siegel for the sum of $5,000 if the share exchange is approved by the shareholders.

                           For:                               1,211,534
                           Against:                             186,788
                           Abstention:                            5,112
                           Broker non-votes:                          0

                  (v) Proposal 5: To approve the 2004 Stock Option Plan of Accessity if the share exchange is approved by the shareholders.

                           For:                               1,185,297
                           Against:                             209,595
                           Abstention:                            8,552
                           Broker non-votes:                          0

                  (vi) Proposal 6: To approve the reincorporation of Accessity in the State of Delaware under the name "Pacific Ethanol, Inc." to occur immediately prior to the consummation of the share exchange if the share exchange is approved by the shareholders.

                           For:                               1,385,856
                           Against:                              11,426
                           Abstention:                            6,152
                           Broker non-votes:                          0

                  (vii) Proposal 7: To approve an amendment to the articles of incorporation of Accessity to change the name of Accessity to "Pacific Ethanol, Inc." effective immediately prior to the consummation of the share exchange, if the share exchange is approved by the shareholders and the Delaware reincorporation does not occur.

                           For:                               1,392,071
                           Against:                               7,881
                           Abstention:                            3,482
                           Broker non-votes:                          0

         (d) Not applicable.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS.

         Exhibit
         Number            Description
         ------            -----------
         10.1              Ethanol Purchase and Marketing Agreement dated March
                           4, 2005 between Kinergy Marketing, LLC and Phoenix
                           Bio-Industries, LLC

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PACIFIC ETHANOL, INC.


Dated:  May 23, 2005                      By: /S/ WILLIAM G. LANGLEY
                                             --------------------------------
                                             William G. Langley
                                             Chief Financial Officer
                                             (principal financial officer and
                                             duly authorized officer)

            EXHIBITS FILED WITH THIS QUARTERLY REPORT ON FORM 10-QSB



         Exhibit
         Number            Description
         ------            -----------
         10.1              Ethanol Purchase and Marketing Agreement dated March
                           4, 2005 between Kinergy Marketing, LLC and Phoenix
                           Bio-Industries, LLC

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002