Form 10QSB
period 2005-06-30
Pacific Ethanol, Inc.
filed 2005-08-15
CIK 778164

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________ to _________


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

                                 NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         As of August 15, 2005, there were 28,608,491 shares of Pacific Ethanol, Inc. common stock, $.001 par value per share, outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No |X|

================================================================================

                                                       PART I
                                               FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and
                  December 31, 2004...........................................................................  F-2

              Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (unaudited)....................................................  F-4

              Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2005 and 2004 (unaudited)..........................................................  F-5

              Notes to Condensed Consolidated Financial Statements (unaudited)................................  F-6

Item 2.       Management's Discussion and Analysis or Plan of Operation ......................................    2

Item 3.       Controls and Procedures.........................................................................   23

                                                      PART II
                                                 OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................   24

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.....................................   25

Item 3.       Defaults Upon Senior Securities.................................................................   26

Item 4.       Submission of Matters to a Vote of Security Holders.............................................   26

Item 5.       Other Information...............................................................................   26

Item 6.       Exhibits........................................................................................   26

Signatures    ................................................................................................   27






                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004


                                             June 30, 2005        December 31,
                                              (unaudited)             2004
                                             --------------      --------------

                    ASSETS
                    ------

CURRENT ASSETS:
   Cash and cash equivalents                 $   16,427,839      $           42
   Accounts receivable, net                       2,112,200               8,464
   Inventories                                    1,111,960                  --
   Prepaid expenses                                 785,151             293,115
   Deposits                                           5,400                  --
   Related party notes receivable                     5,410               5,286
   Business acquisition costs                            --             430,393
   Other receivables                                 52,313              48,806
   Restricted cash                                  280,000                  --
                                             --------------      --------------
     Total current assets                        20,780,273             786,106

PROPERTY AND EQUIPMENT, NET                       9,136,333           6,324,824

OTHER ASSETS:
   Debt issuance costs, net                          58,333              68,333
   Intangible assets, net                        11,562,666                  --
                                             --------------      --------------
       Total other assets                        11,620,999              68,333
                                             --------------      --------------

TOTAL ASSETS                                 $   41,537,605      $    7,179,263
                                             ==============      ==============


     See accompanying notes to condensed consolidated financial statements.




                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2005 AND DECEMBER 31, 2004 (CONTINUED)


                                                                                  June 30, 2005         December 31,
                                                                                   (unaudited)              2004
                                                                                  ---------------      ---------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable - trade                                                       $     2,511,831      $       383,012
   Accounts payable - related party                                                     1,700,240              846,211
   Accrued payroll                                                                             --               18,963
   Accrued interest payable                                                                    --               30,864
   Other accrued liabilities                                                              833,454              531,803
                                                                                  ---------------      ---------------

     Total current liabilities                                                          5,045,525            1,810,853

RELATED-PARTY NOTE PAYABLE                                                              2,887,947            4,012,678

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2005 and
     December 31, 2004                                                                         --                   --
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 28,608,491 and 13,445,866 shares issued and
     outstanding as of June 30, 2005 and December 31, 2004,
     respectively                                                                          28,608               13,446
   Additional paid-in capital                                                          42,119,996            5,071,632
   Unvested consulting expense                                                         (1,851,114)                  --
   Due from stockholders                                                                     (600)             (68,100)
   Accumulated deficit                                                                 (6,692,757)          (3,661,246)
                                                                                  ---------------      ---------------
     Total stockholders' equity                                                        33,604,133            1,355,732
                                                                                  ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    41,537,605      $     7,179,263
                                                                                  ===============      ===============


                         See accompanying notes to condensed consolidated financial statements.




                                           PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                        (UNAUDITED)


                                                     Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                             ------------------------------------      ------------------------------------
                                                   2005                2004                 2005                 2004
                                             ---------------      ---------------      ---------------      ---------------

Net sales (including $1,496,178 and
$1,849,236 for the three and six months
ended June 30, 2005, respectively, to a
related party)                               $    22,814,433      $         9,442      $    25,116,430      $        16,003

Cost of goods sold                                22,662,908                6,229           24,917,278               10,789
                                             ---------------      ---------------      ---------------      ---------------
Gross profit                                         151,525                3,213              199,152                5,214

Operating expenses:

     Selling, general and administrative
     expenses                                      1,474,696              235,038            1,792,668              427,058

     Non-cash compensation and
     consulting fees                                 918,375              345,000            1,343,636              517,500
                                             ---------------      ---------------      ---------------      ---------------
Loss from operations                              (2,241,546)            (576,825)          (2,937,152)            (939,344)

Other income (expense):

     Other income                                        104                  310               26,395                   51

     Interest income (expense)                        18,190             (136,739)            (115,954)            (266,995)
                                             ---------------      ---------------      ---------------      ---------------
Loss before provision for income taxes            (2,223,252)            (713,254)          (3,026,711)          (1,206,288)

Provision for income taxes                             3,200                  800                4,800                2,400

Net loss                                     $    (2,226,452)     $      (714,054)     $    (3,031,511)     $    (1,208,688)
                                             ===============      ===============      ===============      ===============

Weighted Average Shares Outstanding               27,977,127           12,106,596           21,415,102           11,927,493
                                             ===============      ===============      ===============      ===============

Net Loss Per Share                           $         (0.08)     $         (0.06)     $         (0.14)     $         (0.10)


                           See accompanying notes to condensed consolidated financial statements.




                                 PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                               (UNAUDITED)


                                                                             Six Months Ended
                                                                                  June 30,
                                                                    ------------------------------------
                                                                         2005                  2004
                                                                    ---------------      ---------------

   Net loss                                                         $    (3,031,511)     $    (1,208,688)
   Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation and amortization                                           40,457               39,537
     Amortization of debt issuance costs                                    235,334               10,000
     Interest expense relating to amortization of debt discount             120,268              120,268
     Non-cash compensation expense                                          883,250                   --
     Non-cash consulting expense                                            460,386              517,500

     (Increase) decrease in:
       Accounts receivable                                                  407,923               15,525
       Inventories                                                         (530,395)                  --
       Prepaid expenses and other assets                                   (663,450)             (68,766)
       Prepayments on product in transit                                    307,562                   --
       Other receivable                                                      (3,631)             217,096

     Increase (decrease) in:
       Accounts payable                                                     288,656             (144,169)
       Accounts payable, related party                                      854,029              247,556
       Accrued payroll                                                      (18,963)             141,259
       Accrued interest payable                                             (31,315)               4,420
       Accrued liabilities                                                  (13,859)            (162,067)
                                                                    ---------------      ---------------
         Net cash used in operating activities                             (695,259)            (270,529)
                                                                    ---------------      ---------------

Cash flows from Investing Activities:
   Additions to property, plant and equipment                            (2,845,742)            (521,038)
   Payment on related party notes receivable                                     --              199,875
   Issuance of related party notes receivable                                    --              (33,491)
   Net cash acquired in acquisition of Kinergy, ReEnergy and
     Accessity                                                            1,146,854                   --
   Costs associated with acquisition of Kinergy, ReEnergy and
     Accessity                                                             (457,808)            (202,192)
                                                                    ---------------      ---------------
         Net cash provided by (used in) investing activities             (2,156,696)            (556,846)
                                                                    ---------------      ---------------

Cash flows from Financing Activities:
   Proceeds from sale of stock, net                                      18,879,757              716,339
   Proceeds from exercise of stock options                                  332,503                   --
   Receipt of stockholder receivable                                         67,500                   --
                                                                    ---------------      ---------------
         Net cash provided by financing activities                       19,279,752              716,339
                                                                    ---------------      ---------------
Net increase (decrease) in cash and cash equivalents                     16,427,797             (111,036)

Cash and cash equivalents at beginning of period                                 42              249,084
                                                                    ---------------      ---------------
Cash and cash equivalents at end of period                          $    16,427,839      $       138,048
                                                                    ===============      ===============


                 See accompanying notes to condensed consolidated financial statements.




                                   PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (CONT'D)
                                                (UNAUDITED)


Non-Cash Financing and Investing activities:
   Conversion of debt to equity                                           $    1,245,000     $           --
                                                                          ==============     ==============
   Issuance of stock for receivable                                       $            0     $      199,750
                                                                          ==============     ==============
   Issuance of warrants for consulting services                           $    2,139,000     $    1,380,000
                                                                          ==============     ==============
   Issuance of warrants for employee compensation                         $      883,250     $            0
                                                                          ==============     ==============
   Purchase of ReEnergy with Stock                                        $      316,250     $           --
                                                                          ==============     ==============
   Shares contributed by stockholder in purchase of ReEnergy              $      506,000     $           --
                                                                          ==============     ==============
   Shares contributed by stockholder in purchase of Kinergy               $    1,012,000     $           --
                                                                          ==============     ==============
   Purchase of Kinergy with Stock                                         $    9,803,750     $           --
                                                                          ==============     ==============
   Stock returned to the Company as payment for stock option exercise     $    1,195,314     $           --
                                                                          ==============     ==============


                   See accompanying notes to condensed consolidated financial statements.

                                                    F-6

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


1.       REPORT BY MANAGEMENT:
         ---------------------

         The condensed consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         The condensed consolidated financial statements have been prepared by the Company and include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2005 and the results of operations and the cash flows of the Company for the six months ended June 30, 2005 and 2004, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. The Company's results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


         The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. As a result, the Company's results of operations for the three and six months ended June 30, 2004 consist only of the operations of PEI California. The Company has consolidated the results of Accessity, Kinergy and ReEnergy beginning March 23, 2005, the date of the Share Exchange Transaction. Accordingly, the Company's results of operations for the three and six months ended June 30, 2005 consist of the operations of PEI California for the entire six month period and the operations of Accessity, Kinergy and ReEnergy from March 23, 2005 through June 30, 2005.

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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


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

                                                                 Six Months
                                                               Ended June 30,
                                                     ----------------------------------
                                                          2005                2004
                                                     --------------      --------------
                  Net sales                          $   48,704,129      $   37,842,788
                                                     ==============      ==============
                  Net loss                           $   (3,203,375)     $     (739,834)
                                                     ==============      ==============
                  Loss per share of common stock
                     Basic                           $        (0.11)     $        (0.03)
                                                     ==============      ==============
                     Diluted                         $        (0.11)     $        (0.03)
                                                     ==============      ==============

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

         Immediately prior to the closing of the Share Exchange Transaction, William Jones, the Company's Chairman of the Board of Directors, sold 200,000 shares of the Company's common stock to the individual members of ReEnergy at $0.01 per share, to compensate them for facilitating the closing of the Share Exchange Transaction. The contribution of these shares resulted in additional goodwill of $506,000.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


         Immediately prior to the closing of the Share Exchange Transaction, William Jones sold 300,000 shares of the Company's common stock to Neil Koehler, the sole member of Kinergy and an officer and director of the Company, at $0.01 per share to compensate him for facilitating the closing of the Share Exchange Transaction. The contribution of these shares resulted in additional goodwill of $759,000.

         Immediately prior to the closing of the Share Exchange Transaction, William Jones sold 100,000 shares of the Company's common stock to Tom Koehler, a member of ReEnergy and a related party of the sole member of Kinergy, at $0.01 per share to compensate him for facilitating the closing of the Share Exchange Transaction. The contribution of these shares resulted in additional goodwill of $253,000.

3.       RELATED PARTY NOTES PAYABLE:
         ----------------------------

         On January 10, 2005 and February 22, 2005, William Jones advanced the Company $60,000 and $20,000, respectively, at 5% interest, due and payable upon the closing of the Share Exchange Transaction. The accumulated principal due was repaid on March 24, 2005 and the related accrued interest was paid on April 15, 2005.

         On January 10, 2005, Neil Koehler advanced the Company $100,000 at 5% interest, due and payable upon the closing of the Share Exchange Transaction. The principal was repaid on March 24, 2005 and the related accrued interest was paid on April 15, 2005.

         On January 31, 2005, Eric McAfee, a principal of CMCP, advanced the Company $100,000 at 5% interest, due and payable upon close of the Share Exchange Transaction. The principal was repaid on March 24, 2005 and the related accrued interest was paid on April 15, 2005.

         On January 14, 2005, February 4, 2005, March 10, 2005 and May 27, 2005,
         Lyles Diversified, Inc. ("LDI") converted $36,000, $114,000, $97,682 and $997,318 of debt into 24,000, 76,000, 65,121 and 664,879 shares of the Company's common stock, respectively, at a conversion price equal to $1.50 per share. The total debt converted by LDI as of June 30, 2005 was $1,500,000 for 1,000,000 shares of the Company's common stock, at a conversion price equal to $1.50 per share.

         Pursuant to the terms of the Share Exchange Transaction, Kinergy distributed to its sole member in the form of a promissory note, in the amount of $ 2,095,614 Kinergy's net worth as set forth on Kinergy's balance sheet prepared in accordance with GAAP, as of March 23, 2005. A holdback amount of $100,000 for 30 days was provided to allow Kinergy to settle its accounts. In April 2005, Kinergy paid the balance of its net worth, up to the holdback amount of $100,000. The remaining holdback amount was paid in May 2005.

         Pursuant to the terms of the Share Exchange Transaction, ReEnergy distributed to its members in the form of a promissory note in the amount of $1,439 ReEnergy's net worth as set forth on ReEnergy's balance sheet prepared in accordance with GAAP, as of March 23, 2005. The note balance was paid in April 2005.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


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

         PRIVATE OFFERING - On March 23, 2005, the Company issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. The Company paid cash placement agent fees and expenses of approximately $1,850,400 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. (See Note 5) Additional costs related to the financing include legal, accounting, consulting, and stock certificate issuance fees that totaled approximately $270,658 through June 30, 2005.

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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


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

         STOCK ISSUANCE - The Company issued an aggregate of 70,000 shares of common stock to two employees of the Company on their date of hire on June 23, 2005. Non-cash compensation expense of $651,000 was recognized to record the fair value of shares of common stock. (See Note 5)

         NON-CASH COMPENSATION - On February 12, 2004, the Company entered into a consulting agreement with an unrelated party to represent the Company in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities. As compensation for such services, the Company issued warrants to the consultant to purchase 920,000 shares of the Company's common stock. These warrants vested upon the effective date of the agreement and were recognized at the fair value on the date of issuance in the amount of $1,380,000. The Company recorded non-cash expense of $172,500 and $517,500 for consulting services during the six months ended June 30, 2005 and 2004, respectively.

         Pursuant to the consulting agreement, upon completion of the Share Exchange Transaction, the Company issued warrants to the consultant to purchase 230,000 additional shares of common stock that will vest ratably over a period of two years. The warrants were recognized at the fair value as of the start of business on March 24, 2005 in the amount of $2,139,000 and recorded as contra-equity. The Company recorded non-cash expense of $287,886 for consulting services vested during the period from March 24, 2005 to June 30, 2005. The unvested warrants in the amount of $1,851,114 will vest ratably at $89,125 per month over the remainder of the two year period.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


5.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         OPERATING LEASES - The Company leases shared office space in Fresno, California on a month-to-month basis at $4,132 per month. The related office rent expense was $19,680 and $11,780 for the six months ended June 30, 2005 and 2004, respectively.

         ADVISORY FEE - On April 14, 2004, the Company entered into an agreement with CMCP in connection with raising funding for an ethanol production facility. The agreement provided that upon raising a minimum of $15,000,000 the Company would pay CMCP a fee, through that date, equal to $10,000 per month starting from April 15, 2003. In addition, the agreement provided for payment of $25,000 per month for a minimum of 12 months upon the completion of a merger between the Company and a public company, starting from the date of close of such merger, as well as an advisory fee of 3% of any equity amount raised through the efforts of CMCP, including cash amounts received through a merger with another corporate entity. The Company paid an advisory fee to CMCP in the amount of $235,000 on March 24, 2005, pursuant to the terms of the agreement between CMCP and the Company and in connection with the private placement transaction described above. In addition, $83,017 was paid related to cash received from Accessity in connection with the Share Exchange Transaction. Pursuant to the terms of the consulting agreement, CMCP will continue to receive payments of $25,000 per month until at least March 2006.

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

         In April 2005, the Company entered into a consulting agreement in the amount of $180,000 with NESC. Under the terms of the agreement, the Company paid an initial payment of $30,000 and will continue to make monthly payments of $12,500 through April 1, 2006.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


         CASUALTY LOSS - In January 2004, canola stored in one of the silos at the Company's Madera County, California facility caught on fire. The facility was fully insured with $10 million of property and general liability insurance. The canola was owned by a third party who was also insured. The insurance company has paid $1,000,000 to date and has estimated that an additional $4,000,000 of payments will be made to the Company. The Company has received a detailed engineering estimate for full restoration and is proceeding with the restoration.

         NON-CASH COMPENSATION - In December 2003, PEI California issued to an employee stock options to acquire up to 25,000 shares of common stock at an exercise price of $0.01 per share. In February 2004, the board of directors of PEI California ratified the options, contingent upon the Company's success in closing the Share Exchange Transaction. The stock options vested in full on March 23, 2005 and were converted into a warrant to acquire up to 25,000 shares of common stock of the Company. Non-cash compensation expense was recognized in March 2005 in the amount of $232,250 to record the fair value of the warrant. (See Note
         4)

         The Company issued an aggregate of 70,000 shares of common stock to two employees of the Company on their date of hire on June 23, 2005. Non-cash compensation expense of $651,000 was recognized to record the fair value of shares of common stock. (See Note 4)

         CONSULTING AGREEMENT - On April 27, 2005, the Company engaged a consulting firm to explore capital raising alternatives. The Company paid the consulting firm an initial engagement fee of $300,000 upon execution of its engagement agreement. The engagement agreement also requires an additional engagement fee, the amount of which is dependent upon the number of the Company's projects to be financed. The additional engagement fee has a range of a minimum of $300,000 and a maximum of one-half of one percent (1/2%) of the capital raised, and is payable upon the occurrence of certain events. In addition, the Company is obligated to pay to the consulting firm an arrangement fee of three percent (3%) of the capital raised, which amount is payable upon the closing of the financing transaction. If, however, the capital raised finances only one Company project and the consulting firm arranges additional financing to finance another Company project, the arrangement fee under the second financing is to be three and one-half percent (3.5%) but there shall be no additional engagement fee for the second financing. The Company is also to pay to the consulting firm an annual administration fee of $75,000 if one Company project is financed and $100,000 if two Company projects are financed, which amounts are payable for each year during which debt financing raised by the consulting firm is outstanding.

6.       SUBSEQUENT EVENTS:
         ------------------

         STOCK OPTIONS - On July 19, 2005, the Company issued options to purchase an aggregate of 17,500 shares of the Company's common stock at an exercise price equal to $6.61 per share, which exercise price equals 85% of the closing price per share of the Company's common stock on that date. A non-cash charge of $20,475 will be recorded in the quarter ended September 30, 2005.

         On July 26, 2005, the Company granted options to purchase an aggregate of 115,000 shares of the Company's common stock at an exercise price equal to $8.25, the closing price per share of the Company's common stock on that date, to various non-employee directors.

         On July 28, 2005, the Company granted options to purchase an aggregate of 30,000 shares of the Company's common stock at an exercise price equal to $8.30, the closing price per share of the Company's common stock on that date, to two new non-employee directors.

         On August 10, 2005, the Company granted options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price equal to $8.03, the closing price per share of the Company's common stock on the day immediately preceding that date, to its Chief Financial Officer.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)



         EMPLOYMENT AGREEMENT - On August 10, 2005, the Company entered into an Executive Employment Agreement with William Langley, its Chief Financial Officer, that provides for a four-year term and automatic one-year renewals thereafter, unless either Mr. Langley or the Company provides written notice to the other at least 90 days prior to the expiration of the then-current term. Mr. Langley is to receive a base salary of $185,000 per year. Mr. Langley is entitled to six months of severance pay effective throughout the entire term of his agreement and is also entitled to reimbursement of his costs associated with his relocation to Fresno, California. Mr. Langley is obligated to relocate to Fresno, California within six months of the date of his Executive Employment Agreement.

         PURCHASE AGREEMENT - On August 10, 2005, the Company entered into a Membership Interest Purchase Agreement with certain holders of a limited liability company under which the Company intends to purchase all of the outstanding membership interests of the limited liability company. The limited liability company is the owner of a newly-constructed ethanol production facility in Goshen, California that is undergoing initial start-up testing. The purchase price, subject to certain adjustments, is $48 million, payable in approximately $31 million in cash, the assumption of approximately $9 million in debt and the issuance by the Company to the members of the limited liability company of an aggregate of $8 million in convertible subordinated promissory notes. To the extent that debt actually assumed by the Company is greater or less than $9 million, the cash payment of approximately $31 million is to be reduced or increased, respectively, by an equal amount. The closing of the transaction is subject to the satisfaction of certain conditions, including the securing by the Company of all funding necessary to finance the transaction, satisfactory results of the Company's due diligence and the Company's ability to obtain the agreement of all members of the limited liability company. The agreement terminates automatically in the event that the closing of the purchase transaction does not occur by the earlier of October 15, 2005 and the sixtieth day following the satisfaction of a certain ethanol production milestone.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this prospectus. This prospectus and our condensed consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o the projected growth or contraction in the ethanol market in which we operate;
         o our business strategy for expanding, maintaining or contracting our presence in this market;
         o our ability to efficiently and effectively integrate and operate the businesses of our newly-acquired subsidiaries, Pacific Ethanol, Inc., a California corporation that was organized in 2003 ("PEI California"), Kinergy Marketing, LLC, an Oregon limited liability company that was organized in 2000 ("Kinergy") and ReEnergy, LLC, a California limited liability company that was organized in 2001 ("ReEnergy");
         o our ability to consummate the purchase of the membership interests of Phoenix Bio-Industries, LLC.
         o our ability to obtain the necessary financing to construct an ethanol plant in Madera County;
         o anticipated trends in our financial condition and results of operations; and
         o our ability to distinguish ourselves from our current and future competitors.

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

OVERVIEW

          Our primary goal is to become a leader in the production, marketing and sale of ethanol and other renewable fuels in the Western United States.

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

          In August 2005, we executed an agreement to acquire Phoenix Bio-Industries, LLC, or PBI, a company that has completed construction of what we believe is the first large-scale ethanol production facility in California. The PBI facility has an annual ethanol production capacity of approximately 25 million gallons, is located in Goshen, California and is currently undergoing initial start-up testing. The closing of the acquisition of PBI is contingent upon certain events, including our obtaining all necessary funding to complete the acquisition, which we currently estimate at approximately $40.0 million, the satisfactory completion of our due diligence on PBI and on the ethanol production facility and our ability to purchase all of the membership interests of PBI. We expect that the closing of this acquisition, if it occurs, will occur in October 2005. We cannot provide any assurances that the closing of our acquisition of PBI will not be delayed or that the closing will occur at all. See "Risk Factors."

          Unless we are able to complete our acquisition of PBI, we expect that until we complete the construction of our planned ethanol production facility in Madera County, our consolidated net sales will consist solely of net sales generated by Kinergy. We anticipate that our net sales will grow in the long-term as demand for ethanol increases and as a result of our marketing agreement with PBI which provides that we will market and sell PBI's entire ethanol production from its plant located in Goshen, California. The term of this agreement is two years from the date that ethanol is first available for marketing from PBI's plant. This agreement will remain in effect if we are not successful in acquiring PBI.

          We intend in the near-term to construct an ethanol production facility to begin, or in the event the acquisition of PBI is consummated expand, the production and sale of ethanol and its co-products if we are able to secure all the necessary financing to complete construction of this facility. To date, we have not obtained all of this financing. See "Risk Factors." We also intend to construct or otherwise acquire, including through the acquisition of PBI as discussed above, one or more additional ethanol production facilities as financing resources and business prospects make the construction or acquisition of these facilities advisable. PEI California has, to date, not conducted any significant business operations other than the acquisition of real property located in Madera County, California, on which it intends to construct its first ethanol production facility. ReEnergy, does not presently have any significant business operations or plans but does hold an option to acquire real property in Visalia, California, on which we may build an ethanol production facility.

          Historically, Kinergy's gross profit as a percentage of sales has averaged between 2.0% and 4.4%, primarily due to increases in the value of the inventory we held for sale during periods in which ethanol prices generally increased. However, in light of recent overall volatility in ethanol prices, we anticipate that until we either complete the acquisition of PBI and/or complete our facility and commence the business of ethanol production thereby obtaining the benefits of higher profit margins associated with production activities as compared to marketing and distribution activities, our gross profit as a percentage of sales will be close to 1.0%. This is also true in light of our agreement with PBI, which we expect will result in obtaining a 1.0% gross profit on the sale of PBI's ethanol. We believe that this level of gross profit is more typical of the ethanol marketing industry.

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

         The market price of ethanol is volatile and subject to significant fluctuations, which may cause our results of operations to fluctuate significantly. The market price of ethanol is somewhat dependent on the price of gasoline, which is in turn dependent on the price of petroleum. We cannot predict the future price of gasoline or oil and we may realize unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the price of ethanol declined by approximately 25% from its 2004 average price per gallon in only three months from January 2005 through March 2005 and has reversed this decline and increased to approximately 25% above its 2004 average price per gallon in only four months from April 2005 through July 2005. If we fail to price our ethanol consistently in a manner that is profitable, our business, financial condition and results of operations will be adversely affected.

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

SHARE EXCHANGE TRANSACTION

          On March 23, 2005, we completed a share exchange transaction, or Share Exchange Transaction, with the shareholders of PEI California, and the holders of the membership interests of each of Kinergy and ReEnergy, pursuant to which we acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the share exchange, our predecessor, Accessity Corp., a New York corporation, or Accessity, reincorporated in the State of Delaware under the name Pacific Ethanol, Inc. through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the reincorporation. We are the surviving entity resulting from the reincorporation merger and have three wholly-owned subsidiaries: Kinergy, PEI California and ReEnergy.

          The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. As a result, our results of operations for the six months ended June 30, 2004 consist of the operations of PEI California only. We have consolidated the results of Accessity, Kinergy and ReEnergy beginning March 23, 3005, the date of the Share Exchange Transaction. Accordingly, our results of operations for the six months ended June 30, 2005 consist of the operations of PEI California for the entire six month period and the operations of Accessity, Kinergy and ReEnergy from March 23, 2005 through June 30, 2005.

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

          We have consolidated the results of operations of Kinergy beginning from March 23, 2005, the date of the closing of the Share Exchange Transaction. Unless we are able to complete our acquisition of PBI, we expect that until we complete construction of our planned ethanol production facility in Madera County, our operations will consist solely of operations conducted by Kinergy.

          The following table summarizes the unaudited assets acquired and liabilities assumed in connection with the Share Exchange Transaction:

                 Current assets............................     $    7,014,196
                 Property, plant and equipment.............              6,224
                 Intangibles, including goodwill...........         11,788,000
                                                                --------------
                    Total assets acquired..................         18,808,420
                 Current liabilities.......................          4,253,177
                 Other liabilities.........................             83,017
                                                                --------------
                    Total liabilities assumed..............          4,336,194
                                                                --------------
                 Net assets acquired.......................     $   14,472,226
                                                                ==============
                 Shares of common stock issued.............          6,489,414
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

                                                                            Six Months
                                                                          Ended June 30,
                                                                ---------------------------------
                                                                      2005              2004
                                                                ---------------    --------------
                 Net sales                                      $    48,704,129    $   37,842,788
                                                                ===============    ==============
                 Net loss                                       $    (3,203,375)   $     (739,834)
                 Loss per share of common stock
                    Basic                                       $         (0.11)   $        (0.03)
                                                                ===============    ==============
                    Diluted                                     $         (0.11)   $        (0.03)
                                                                ===============    ==============

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

         In assessing potential impairment of goodwill, we consider these factors as well as forecast financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004

          The following table sets forth certain of our operating data for the three months ended June 30, 2005 and 2004:

                                                                         Three Months Ended
                                                                              June 30,
                                                                   ------------------------------
                                                                       2005              2004
                                                                   ------------      ------------
                  Net sales (including $1,496,178 for the
                     three months ended June 30, 2005 to
                     a related party)                              $ 22,814,433      $      9,442
                  Cost of goods sold                                 22,662,908             6,229
                                                                   ------------      ------------
                  Gross profit                                          151,525             3,213
                  Selling, general and administrative expenses        1,474,696           235,038
                  Non-cash compensation for consulting fees             918,375           345,000
                                                                   ------------      ------------





                  Operating loss                                     (2,241,546)         (576,825)
                  Other income/(expense)                                 18,294          (136,429)
                                                                   ------------      ------------
                  Loss before provision for income taxes             (2,223,252)         (713,254)
                  Provision for income taxes                              3,200               800
                                                                   ------------      ------------
                  Net loss                                         $ (2,226,452)     $   (714,054)
                                                                   ============      ============

         NET SALES. Net sales for the three months ended June 30, 2005 increased by $22,804,991 to $22,814,433 as compared to $9,442 for the three months ended June 30, 2004. Sales attributable to the acquisition of Kinergy on March 23, 2005 contributed $22,808,380 of this increase. Without the acquisition of Kinergy, our net sales for the three months ended June 30, 2005 would have decreased by $3,389 to $6,053. This decrease was due to a decrease in our transloading services.

         GROSS PROFIT. Gross profit for the three months ended June 30, 2005 increased by $148,312 to $151,525 as compared to $3,213 for the three months ended June 30, 2004, primarily due to the acquisition of Kinergy on March 23, 2005. Gross profit as a percentage of net sales decreased to 0.7% for the three months ended June 30, 2005 as compared to 34% for the three months ended June 30, 2004. This difference is attributable to the acquisition of Kinergy on March 23, 2005.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2005 increased by $1,164,658 (496%) to $1,399,696 as compared to $235,038 for the three months ended June 30, 2004. This increase was primarily due to additional legal, accounting and insurance expenses. We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, the filing of a registration statement with the Securities and Exchange Commission to register for resale, in addition to other shares of common stock, the shares of common stock and shares of common stock underlying warrants we issued in our private offering in March 2005, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the construction of our Madera County, California ethanol production facility and increased activity in searching for and analyzing potential acquisitions.

         NON-CASH COMPENSATION AND CONSULTING FEES. Non-cash compensation and consulting fees for the three months ended June 30, 2005 increased by $573,375 (166%) to $918,375 as compared to $345,000 for the three months ended June 30, 2004. $267,375 of these fees related to non-cash consulting fees for warrants and $651,000 were related to non-cash compensation from stock grants in connection with the hiring of two employees. We expect to incur non-cash consulting fee expense in the amount of $89,125 per month for the remainder of the two-year term ending on March 23, 2007.

         OTHER INCOME/(EXPENSE). Other income/(expense) reversed by $154,723 to $18,294 for the three months ended June 30, 2005, as compared to ($136,429) for the three months ended June 30, 2004, primarily due to interest income on cash in seven day investment accounts and decrease in expense related to construction payables.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

         The following table sets forth certain of our operating data for the six months ended June 30, 2005 and 2004

                                                                    Six Months Ended
                                                                        June 30,
                                                             ------------------------------
                                                                 2005              2004
                                                             ------------      ------------
            Net sales (including $1,849,236 for the
              six months ended June 30, 2005 to a
              related party)                                 $ 25,116,430      $     16,003
            Cost of goods sold                                 24,917,278            10,789
                                                             ------------      ------------
            Gross profit                                          199,152             5,214
            Selling, general and administrative expenses        1,792,668           427,058
            Non-cash compensation for consulting fees           1,343,636           517,500
                                                             ------------      ------------
            Operating loss                                     (2,937,152)         (939,344)
            Other expense                                         (89,559)         (266,944)
                                                             ------------      ------------
            Loss before provision for income taxes             (3,026,711)       (1,206,288)
            Provision for income taxes                              4,800             2,400
                                                             ------------      ------------
            Net Loss                                           (3,031,511)       (1,208,688)
                                                             ------------      ------------

         NET SALES. Net sales for the six months ended June 30, 2005 increased by $25,110,427 to $25,116,430 as compared to $16,003 for the six months ended June 30, 2004. Sales attributable to the acquisition of Kinergy on March 23, 2005 contributed $25,100,522 of this increase. Without the acquisition of Kinergy, our net sales would have decreased by $95 to $15,908.

         GROSS PROFIT. Gross profit for the six months ended June 30, 2005 increased by $193,938 to $199,152 as compared to $5,214 for the six months ended June 30, 2004, primarily due to the acquisition of Kinergy on March 23, 2005. Gross profit as a percentage of net sales decreased to 0.8% for the six months ended June 30, 2005 as compared to 33% for the six months ended June 30, 2004. This difference is attributable to the acquisition of Kinergy on March 23, 2005.

         Historically, Kinergy's gross profit as a percentage of sales has averaged between 2.0% and 4.4%, primarily due to increases in the value of the inventory held for sale during periods in which ethanol prices generally increased. However, in light of recent overall volatility in ethanol prices, we anticipate that until we either complete the acquisition of PBI and/or complete our facility and commence the business of ethanol production thereby obtaining the benefits of higher profit margins associated with production activities as compared to marketing and distribution activities, our gross profit as a percentage of sales will be closer to 1.0%. This is also true in light of our agreement with PBI, which we expect will result in obtaining a 1.0% gross profit on the sale of PBI's ethanol. We believe that this level of gross profit is more typical of the ethanol marketing industry.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2005 increased by $1,365,610 (313%) to $1,792,668 as compared to $427,058 for the six months ended June 30, 2004. This increase was primarily due to additional legal, accounting and insurance expenses. We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, the filing of a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock and shares of common stock underlying warrants we issued in our private offering in March 2005, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the construction of our Madera County, California ethanol production facility and increased activity in searching for and analyzing potential acquisitions.

         NON-CASH COMPENSATION AND CONSULTING FEES. Non-cash compensation and consulting fees for the six months ended June 30, 2005 increased by $826,136 (166%) to $1,343,636 as compared to $517,500 for the six months ended June 30, 2004. $460,386 of these fees related to non-cash consulting fees for warrants, $651,000 related to non-cash compensation from stock grants in connection with the hiring of two employees and 232,250 related to a stock grant that vested upon closing of the share exchange transaction, March 23, 2005. We expect to incur non-cash consulting fee expense in the amount of $89,125 per month for the remainder of the two-year term ending on March 23, 2007.

         OTHER INCOME/(EXPENSE). Other income/(expense) decreased by $177,385 to $(89,559) for the six months ended June 30, 2005 as compared to ($266,944) for the six months ended June 30, 2004, primarily due to interest income on cash in seven day investment accounts and decrease in expense related to construction payables.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2005, we funded our operations primarily from the approximately $19,212,252 in net proceeds we received in connection with a private offering of equity securities on March 23, 2005, as described below. As of June 30, 2005, we had working capital of $15,734,748, which represented a $16,759,495 increase from negative working capital of $1,024,747 at December 31, 2004, primarily due to the proceeds from the private offering. As of June 30, 2005 and December 31, 2004, we had accumulated deficits of $6,692,757 and $3,661,246, respectively, and cash and cash equivalents of $16,427,839 and $42, respectively.

         Accounts receivable increased $2,103,736 (250%) during the six months ended June 30, 2005 from $8,464 as of December 31, 2004 to $2,112,200 as of June 30, 2005. Sales attributable to the acquisition of Kinergy contributed substantially all of this increase.

         Inventory balances increased $1,111,960 (100%) during the six months ended June 30, 2005, from $0 as of December 31, 2004 to $1,111,960 as of June 30, 2005 because of the acquisition of Kinergy. Inventory represented 2.7% of our total assets as of June 30, 2005.

         Cash used in our operating activities totaled $695,259 for the six months ended June 30, 2005 as compared to cash used by operating activities of $270,529 for the six months ended June 30, 2004. This $424,730 increase in cash used in operating activities primarily resulted from an increase in inventories and pre-paid expenses.

         Cash used in our investing activities totaled $2,156,696 for the six months ended June 30, 2005 as compared to $556,846 of cash used for the six months ended June 30, 2004. Included in the results for the six months ended June 30, 2005 are net cash of $457,808 used to acquire Kinergy and ReEnergy, net cash of $2,845,742 used to purchase property, plant and equipment and net cash of $1,146,854 that we acquired in connection with the acquisition of Accessity, Kinergy and ReEnergy.

         Cash provided by our financing activities totaled $19,279,752 for the six months ended June 30, 2005 as compared to $716,339 for the six months ended June 30, 2004. The change is primarily due to the net proceeds of $18,895,354 from a private offering of equity securities on March 23, 2005, as described below.

         On March 23, 2005, we issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. We paid cash placement agent fees and expenses of approximately $1,850,400 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $270,658 through June 30, 2005 and continue to be incurred in connection with various securities filings and the resale registration statement described below.

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

         In December 2004, the FASB issued SFAS 123R, SHARE-BASED PAYMENT ("SFAS 123R") which is a revision of SFAS 123 and supersedes Accounting Principles Board ("APB") 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

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

         We have incurred losses in the past. As of June 30, 2005, we had an accumulated deficit of approximately $6.7 million. For the six months ended June 30, 2005, we incurred a net loss of approximately $3.0 million. We expect to incur losses for the foreseeable future and at least until the completion of our planned ethanol production facility. Unless we are able to complete our acquisition of PBI, we estimate that the earliest completion date of our ethanol production facility in Madera County, and as a result, our earliest date of ethanol production, will not occur until the fourth quarter of 2006. We expect to rely on cash from operations and debt and equity financing to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We cannot assure you that we will attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our business will be adversely affected and our stock price may decline.

     THE HIGH CONCENTRATION OF OUR SALES WITHIN THE ETHANOL PRODUCTION AND MARKETING INDUSTRY COULD RESULT IN A SIGNIFICANT REDUCTION IN SALES AND NEGATIVELY AFFECT OUR PROFITABILITY IF DEMAND FOR ETHANOL DECLINES.

         Our revenue is and will continue to be derived primarily from sales of ethanol. Currently, the predominant oxygenate used to blend with gasoline is ethanol. Ethanol competes with several other existing products and other alternative products could also be developed for use as fuel additives. In addition, some studies, including a study conducted at the University of California, Berkeley in 2003, suggest that producing ethanol from corn requires burning as much as twice the amount of gasoline already used in cars, thereby harming the environment more than pure gasoline. We expect to be completely focused on the production and marketing of ethanol and its co-products for the foreseeable future. There can be no assurance that we will be able to shift our business focus away from the production and marketing of ethanol to other renewable fuels or competing products. Accordingly, an industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol. A downturn in the demand for ethanol would significantly and adversely affect our sale and profitabililty.

     WE PLAN TO FUND A SUBSTANTIAL MAJORITY OF THE ACQUISITION COST OF PBI AND CONSTRUCTION COSTS OF OUR PLANNED ETHANOL PRODUCTION FACILITY THROUGH THE ISSUANCE OF A SUBSTANTIAL AMOUNT OF DEBT, RESULTING IN SUBSTANTIAL DEBT SERVICE REQUIREMENTS THAT COULD REDUCE THE VALUE OF YOUR INVESTMENT.

         We have executed an agreement to acquire PBI, a company that has constructed an ethanol production facility in Goshen, California. We plan to fund a substantial majority of the acquisition costs of PBI and construction costs of our planned ethanol production facility through the issuance of a substantial amount of debt. We anticipate that we will need to raise approximately $40.0 million and another $60.0 million in debt financing to acquire PBI and to construct our first ethanol production facility, respectively. As a result, our capital structure will be highly leveraged. Our debt levels and debt service requirements could have important consequences which could reduce the value of your investment, including:

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

         Our business is subject to extensive regulation by federal, state and local governmental agencies. We cannot predict in what manner or to what extent governmental regulations will harm our business or the ethanol production and marketing industry in general. For example the recent energy bill signed into law by President Bush includes a national renewable fuels standard that requires refiners to blend a percentage of renewable fuels into gasoline. This legislation replaces the current oxygenate requirements in the State of California and may potentially decrease the demand for ethanol in the State of California. If the demand for ethanol in the Sate of California decreases, our business, financial condition and results of operations would be materially and adversely affected.

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

     OUR MANAGEMENT MAY FAIL TO SUCCESSFULLY INTEGRATE THE BUSINESS OF KINERGY WITH THE PROPOSED ETHANOL PRODUCTION BUSINESS OF PBI OR PEI CALIFORNIA, OR BOTH, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Integrating the business of Kinergy with the proposed ethanol production businesses of PBI and PEI California will be complex, time-consuming and expensive, and our management may fail to successfully integrate these businesses. Each of Kinergy, PBI and PEI California were previously operated independently, each with its own business or proposed business, culture, clients, employees and systems. Since March 2005, Kinergy and PEI California have been be operated as a combined organization, utilizing common information and communication systems, operating procedures, financial controls and human resources practices, including benefits, training and professional development programs. If the acquisition of PBI occurs, it will be consolidated with the businesses of Kinergy and PEI California. We may experience substantial difficulties, costs and delays relating to our efforts to integrate the business of Kinergy and the proposed ethanol production business of PBI or PEI California. These may include the diversion of management resources from our core ethanol marketing business, the potential incompatibility of business cultures and the costs and delays in implementing common systems and procedures. Any one or all of these factors may cause increased operating costs or the loss of key customers and employees, either of which could adversely affect our business, financial condition and results of operations.

     OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

         Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the proposed acquisition of PBI and the construction of our planned ethanol production facility, will require significant investments of capital and management's close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. There can be no assurance that we will be able to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, our business, financial condition and results of operations could be materially and adversely affected.

     INSURANCE COVERAGE MAY BE INADEQUATE OR UNAVAILABLE TO PROTECT US FROM LOSSES ASSOCIATED WITH OUR PLANS AND OPERATIONS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         Insurance coverage may be inadequate or unavailable to protect us from losses associated with our plans and operations. Events may occur for which no insurance is available or for which insurance is not available on terms that are reasonably acceptable. In addition, events may occur for which our insurance inadequately covers the associated losses. Losses from an uninsured or underinsured event, such as, but not limited to, earthquakes, floods, war, riot, acts of terrorism or other risks may be uninsured or underinsured and such a loss may adversely affect our business and financial condition. In addition, we operate in an industry that is subject to heavy environmental regulation and we are undertaking to acquire PBI, a company that owns an existing ethanol production facility, and construct an additional ethanol production facility, all of which subject us to substantial losses upon the occurrence of certain events such as the discharge of a hazardous substance or a catastrophic event such as an explosion or fire during or following the acquisition of PBI or construction of our ethanol production facility. In the event of a loss, any failure to obtain and maintain insurance, with adequate policy limits and/or self-retention limits, may adversely affect our business and financial condition.

                        RISKS RELATED TO OUR COMMON STOCK

     OUR COMMON STOCK HAS A SMALL PUBLIC FLOAT AND SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALE COULD CAUSE THE MARKET PRICE OF OUR STOCK TO DROP, EVEN IF OUR BUSINESS IS DOING WELL, AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of August 15, 2005, we had outstanding approximately 28.6 million shares of our common stock. Approximately 25.2 million of these shares were restricted under the Securities Act of 1933, including 9.3 million shares beneficially owned, as a group, by our executive officers, directors and 10% stockholders. Accordingly, our common stock has a public float of approximately
3.4 million shares held by a relatively small number of public investors.

         We expect to register for resale approximately 16.1 million shares of our common stock, including shares of our common stock underlying warrants. If and when a registration statement covering these shares of common stock is declared effective, holders of these shares will be permitted, subject to few limitations, to freely sell such shares of common stock. We cannot predict the effect, if any, that future sales of shares of our common stock into the public market will have on the market price of our common stock. However, as a result of our small public float, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants, or an anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

         The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

         o the volume and timing of the receipt of orders for ethanol from major customers;
         o        competitive pricing pressures;
         o our ability produce, sell and deliver ethanol on a cost-effective and timely basis;
         o our inability to obtain construction, acquisition, capital equipment and/or working capital financing;
         o the introduction and announcement of new products and processes by our competitors;
         o        changing conditions in the ethanol and fuel markets;
         o        changes in market valuations of similar companies;
         o        stock market price and volume fluctuations generally;
         o        regulatory developments or increased enforcement;
         o        fluctuations in our quarterly or annual operating results;
         o        additions or departures of key personnel; and
         o        future sales of our common stock or other securities.

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

         The vast majority of Kinergy's sales are generated from a small number of customers. During the first six months of 2005, sales to Kinergy's two largest customers that provided 10% or more of total sales represented approximately 18% and 11%, respectively, representing an aggregate of approximately 29%, of our total sales. During 2004, sales to Kinergy's four largest customers that provided 10% or more of the total sales represented approximately 13%, 12%, 12% and 12%, respectively, representing an aggregate of approximately 49%, of our total sales. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of customers for a significant majority of its sales. Kinergy's agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, we cannot assure you that, in any future period, Kinergy's sales generated from these customers, individually or in the aggregate, will equal or exceed historical levels. We also cannot assure you that, if sales to any of these customers cease or decline, Kinergy will be able to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our net sales and results of operations.

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

         Kinergy depends on a small number of suppliers for the vast majority of the ethanol that it sells. During the first six months of 2005, Kinergy's four largest suppliers that provided 10% or more of total purchases made represented approximately 26%, 21%, 21% and 11%, respectively, representing an aggregate of approximately 79%, of the total ethanol Kinergy purchased for resale. During 2004, Kinergy's three largest suppliers that provided 10% or more of the total purchases made represented approximately 27%, 23% and 14%, respectively, representing an aggregate of approximately 64%, of the total ethanol Kinergy purchased for resale. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of suppliers for a significant majority of the ethanol that it purchases. We cannot assure you that, if any of these suppliers is unable or declines for any reason to continue to supply Kinergy with ethanol, Kinergy will be able to replace that supplier and source other supplies of ethanol in a timely manner, or at all, to satisfy the demands of its customers. If any of these suppliers is unable or decides not to continue to supply Kinergy with ethanol, Kinergy may be unable to satisfy the demands of its customers and our business and results of operations will be adversely affected.

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

                RISKS RELATING TO THE BUSINESS OF PEI CALIFORNIA

     THE ACQUISITION OF PBI AND THE CONSTRUCTION OF OUR PLANNED ETHANOL PRODUCTION FACILITY WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING, WHICH WE EXPECT TO RAISE THROUGH DEBT FINANCING. WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN RAISING ADEQUATE CAPITAL.

         We anticipate that we will need to raise approximately $40.0 million and an additional $60.0 million in debt financing to complete the acquisition of PBI and to construct our first ethanol production facility in Madera County, respectively. We have no contracts with or binding commitments from any bank, lender or financial institution for this debt financing. We cannot assure you that any funding from one or more lenders will be obtained, or if it is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate debt financing, or debt financing on acceptable terms is unavailable for any reason, we may be forced to abandon our plans for the construction of an ethanol production facility.

     NEITHER PBI NOR PEI CALIFORNIA HAS CONDUCTED ANY SIGNIFICANT BUSINESS OPERATIONS AND HAVE BEEN UNPROFITABLE TO DATE. IF EITHER PBI OR PEI CALIFORNIA FAILS TO COMMENCE SIGNIFICANT BUSINESS OPERATIONS, IT WILL BE UNSUCCESSFUL, WILL FAIL TO CONTRIBUTE POSITIVELY TO OUR PROFITABILITY AND WILL HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Neither PBI nor PEI California has conducted any significant business operations and has been unprofitable to date. Accordingly, there is no prior operating history by which to evaluate the likelihood of PBI's or PEI California's success or its contribution to our profitability. We cannot assure you that our acquisition of PBI will ever be consummated or, if consummated, that PBI will ever commence significant business operations or ever be successful or contribute positively to our profitability. We also cannot assure you that PEI California will ever complete construction of an ethanol production facility and commence significant operations or, if PEI California does complete the construction of an ethanol production facility, that PEI California will ever be successful or contribute positively to our profitability. If PBI or PEI California fails to commence significant business operations, it will be unsuccessful and will fail to contribute positively to our profitability, which will have an adverse effect on our financial condition and results of operations.

     THE MARKET PRICE OF ETHANOL IS VOLATILE AND SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH MAY CAUSE OUR RESULTS OF OPERATIONS TO FLUCTUATE SIGNIFICANTLY.

         The market price of ethanol is somewhat dependent on the price of gasoline, which is in turn dependent on the price of petroleum. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline and may establish unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the price of ethanol declined by approximately 25% from its 2004 average price per gallon in only three months from January 2005 through March 2005 and has reversed this decline and increased by approximately 25% from its 2004 average price per gallon in only four months from April 2005 through July 2005. If PEI California fails to price its ethanol consistently in a manner that is profitable, our business, financial condition and results of operations will be adversely affected.

         We believe that the production of ethanol is expanding rapidly. There are a number of new plants under construction and planned for construction, both inside and outside California. We expect existing ethanol plants to expand by increasing production capacity and actual production. We cannot assure you that there will be any material or significant increases in the demand for ethanol commensurate with increasing supplies of ethanol. Accordingly, increased production of ethanol may lead to lower ethanol prices. The increased production of ethanol could also have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products from the production of ethanol, such as wet distillers grain, or WDG. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and cause higher ethanol production costs and, in the event that PEI California is unable to pass increases in the price of corn to its customers, will result in lower profits. We cannot predict the future price of ethanol or WDG. Any material decline in the price of ethanol or WDG may adversely affect our business, financial condition and results of operations.

     THE CONSTRUCTION AND OPERATION OF OUR PLANNED ETHANOL PRODUCTION FACILITY, AND, IN THE EVENT WE CONSUMMATE THE ACQUISITION OF PBI, THE OPERATION OF PBI'S ETHANOL PRODUCTION FACILITY MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL REGULATIONS AND PERMIT REQUIREMENTS.

         The production of ethanol involves the emission of various airborne pollutants, including particulates, carbon monoxide, oxides of nitrogen and volatile organic compounds. In addition, PBI will be subject to these regulations in connection with the operation of its ethanol production facility. PEI California will be subject to extensive air, water and other environmental regulations in connection with the construction and operation of our planned ethanol production facility. PEI California also may be required to obtain various other water-related permits, such as a water discharge permit and a storm-water discharge permit, a water withdrawal permit and a public water supply permit. If for any reason PEI California is unable to obtain any of the required permits, construction costs for our planned ethanol production facility are likely to increase; in addition, the facility may not be constructed at all. It is also likely that operations at the facility will be governed by the federal regulations of the Occupational Safety and Health Administration, or OSHA, and other regulations. Compliance with OSHA and other regulations may be time-consuming and expensive and may delay or even prevent sales of ethanol in California or in other states, which could have a material and adverse effect on our business and results of operations.

     VARIOUS RISKS ASSOCIATED WITH THE CONSTRUCTION OF OUR PLANNED ETHANOL PRODUCTION FACILITY AND, IN THE EVENT WE CONSUMMATE THE ACQUISITION OF PBI, THE OPERATION OF PBI'S ETHANOL PRODUCTION FACILITY, MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         We cannot assure you that delays in the construction of our planned ethanol production facility or defects in materials and/or workmanship will not occur. Any defects could delay the commencement of operations of the facility, or, if such defects are discovered after operations have commenced, could halt or discontinue operation of the facility indefinitely. These risks also apply to the operation of PBI's ethanol production facility. In addition, construction projects often involve delays in obtaining permits and encounter delays due to weather conditions, fire, the provision of materials or labor or other events. For example, PEI California experienced a fire at its Madera County, California site during the first quarter of 2004. PEI California incurred additional expenses to repair areas and equipment damaged by the fire. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local levels that result in policy change towards ethanol or our project in particular, could cause construction and operation delays. Any of these events may adversely affect our business and financial condition.

         There can be no assurance that PEI California will not encounter hazardous conditions at the Madera County, California site. PEI California may encounter conditions at the site that may delay construction of the facility. If PEI California encounters a hazardous condition at the site, work may be suspended and PEI California may be required to correct the condition prior to continuing construction. The presence of a hazardous condition would likely delay construction of the facility and may require significant expenditure of resources to correct the condition. In addition, W. M. Lyles Co., the company we have selected to construct our Madera County, California ethanol production facility, may be entitled to an increase in its fees and afforded additional time for performance if it has been adversely affected by the hazardous condition. If PEI California encounters any hazardous condition during construction, our business and financial condition may be adversely affected.

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

         The production of ethanol requires a significant amount of raw materials and energy, primarily corn, water, electricity and natural gas. In particular, we estimate that our planned ethanol production facility will require approximately 12.5 million bushels or more of corn each year and significant and uninterrupted supplies of water, electricity and natural gas. In addition, we estimate that PBI's ethanol production facility will require approximately 9.0 million bushels or more of corn each year and also will require significant and uninterrupted supplies of water, electricity and natural gas. The prices of corn, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. In addition, droughts, severe winter weather in the Midwest, where we expect to source corn, and other problems may cause delays or interruptions of various durations in the delivery of corn to California, reduce corn supplies and increase corn prices. We cannot assure you that local water, electricity and gas utilities will be able to reliably supply the water, electricity and natural gas that our planned ethanol production facility will need or will supply such resources on acceptable terms. In addition, if there is an interruption in the supply of water or energy for any reason, we may be required to halt ethanol production. We may not be able to successfully anticipate or mitigate fluctuations in the prices of raw materials and energy through the implementation of hedging and contracting techniques. PEI California's or PBI's hedging and contracting activities may not lower its prices of raw materials and energy, and in a period of declining raw materials or energy prices, these hedging and contracting strategies may result in PEI California or PBI paying higher prices than its competitors. In addition, PEI California and PBI may be unable to pass increases in the prices of raw materials and energy to its customers. Higher raw materials and energy prices will generally cause lower profit margins and may even result in losses. Accordingly, our financial condition and results of operation will be significantly affected by the prices and supplies of raw materials and energy.

ITEM 3.       CONTROLS AND PROCEDURES.

          Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of June 30, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

R.A. DAVIS COMMODITIES

         On September 22, 2004, R. A. Davis Commodities, LLC filed a complaint for breach of contract, promissory estoppel and negligence in the Superior Court of the State of California for the County of Fresno against PEI California. The complaint sought actual and consequential damages in the amount of approximately $700,000 based on PEI California's alleged breach of certain rolled corn purchase contracts. PEI California responded to the complaint on January 27, 2005. PEI California also filed a cross-complaint against R.A. Davis on that date, alleging breach of oral and written contract in connection with sales of feed product as well as "transloading" services performed for R.A Davis. The cross-complaint sought damages in the amount of $121,435. We settled these matters with R. A. Davis in July 2005 and paid R.A. Davis $75,000.00 in connection with such settlement.

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

MERCATOR GROUP, LLC

         We filed a Demand for Arbitration against Presidion Solutions, Inc. ("Presidion") alleging that Presidion breached the terms of the Memorandum of Understanding (the "MOU") between Accessity and Presidion dated January 17, 2003. We sought a break-up fee of $250,000 pursuant to the terms of the MOU alleging that Presidion breached the MOU by wrongfully terminating the MOU. Additionally, we sought out of pocket costs of its due diligence amounting to approximately $37,000. Presidion filed a counterclaim against us alleging that we had breached the MOU and therefore owe Presidion a break-up fee of $250,000. The dispute was heard by a single arbitrator before the American Arbitration Association in Broward County, Florida in late February 2004. During June 2004, the arbitrator awarded us the $250,000 break-up fee set forth in the MOU between us and Presidion, as well as our share of the costs of the arbitration and interest from the date of the termination by Presidion of the MOU, aggregating approximately $280,000. During the third quarter of 2004, Presidion paid us the full amount of the award with accrued interest. The arbitrator dismissed Presidion's counterclaim against us.

         In 2003, we filed a lawsuit seeking damages in excess of $100 million as a result of information obtained during the course of the arbitration discussed above, against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., Presidion's parent corporation, (ii) Presidion's investment bankers, Mercator Group, LLC ("Mercator") and various related and affiliated parties and
(iii) Taurus Global LLC ("Taurus"), (collectively referred to as the "Mercator Action"), alleging that these parties committed a number of wrongful acts, including, but not limited to tortuously interfering in the transaction between us and Presidion. In 2004, we dismissed this lawsuit without prejudice, which was filed in Florida state court. We recently refiled this action in the State of California, for a similar amount, as we believe this to be the proper jurisdiction. The final outcome of the Mercator Action will most likely take an indefinite time to resolve. We currently have limited information regarding the financial condition of the defendants and the extent of their insurance coverage. Therefore, it is possible that we may prevail, but may not be able to collect any judgment. The Share Exchange Agreement provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing us in this action and payment of the twenty-five percent (25%) contingency fee to the law firm, shareholders of record on the closing date of the share exchange transaction will receive two-thirds of the net proceeds from any Mercator Action recovery and we will retain the remaining one-third for the benefit of the shareholders at that time.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         On May 27, 2005, a creditor converted $997,318 of debt into 664,879 shares of common stock at a conversion price of $1.50 per share.

         On June 30, 2005, we issued 28,749 shares of common stock to a consultant upon exercise of an outstanding warrant with an exercise price of $.0001 per share for total gross proceeds of approximately $2.87.

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

         None.

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

                                                PACIFIC ETHANOL, INC.


Dated:  August 15, 2005                         By: /S/ WILLIAM G. LANGLEY
                                                    ----------------------------
                                                    William G. Langley
                                                    Chief Financial Officer
                                                    (principal financial officer
                                                    and duly authorized officer)

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