Form 10QSB/A
period 2005-03-31
Pacific Ethanol, Inc.
filed 2005-10-25
CIK 778164

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1

                                       TO

                                   FORM 10-QSB


(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2005

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______



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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |


          As of October 25, 2005, there were 28,664,146 shares of Pacific Ethanol, Inc. common stock, $.001 par value per share, outstanding.


         Transitional Small Business Disclosure Format: Yes | | No |X|


                                                       PART I
                                                FINANCIAL INFORMATION

                                                                                                               PAGE

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

              Notes to Condensed Consolidated Financial Statements (unaudited)................................  F-7

Item 2.       Management's Discussion and Analysis or Plan of Operation ......................................    2

Item 3.       Controls and Procedures.........................................................................   21

                                                       PART II
                                                  OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................   24

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.....................................   25

Item 3.       Defaults Upon Senior Securities.................................................................   25

Item 4.       Submission of Matters to a Vote of Security Holders.............................................   26

Item 5.       Other Information...............................................................................   27

Item 6.       Exhibits........................................................................................   28

Signatures    ................................................................................................   29








                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2005 AND DECEMBER 31, 2004


                                                                     March 31,
                                                                       2005       December 31,
                                                                    (unaudited)       2004
                                                                    -----------   -----------
                                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $20,743,553   $        42
   Accounts receivable, ($233,564 and $0 as of March 31, 2005 and
      December 31, 2004, respectively, from a related party)          2,220,300         8,464
   Inventories                                                          543,813            --
   Prepaid expenses                                                     117,375       293,115
   Prepayments on product in transit                                    347,709            --
   Related party notes receivable                                         5,347         5,286
   Business acquisition costs                                                --       430,393
   Other receivables                                                     48,414        48,806
   Restricted cash                                                      280,000            --
                                                                    -----------   -----------
     Total current assets                                            24,306,511       786,106

PROPERTY AND EQUIPMENT, NET                                           6,353,388     6,324,824

OTHER ASSETS:
   Debt issuance costs, net                                              63,333        68,333
   Intangible assets, net                                            10,935,750            --
                                                                    -----------   -----------
       Total other assets                                            10,999,083        68,333
                                                                    -----------   -----------

TOTAL ASSETS                                                        $41,658,982   $ 7,179,263
                                                                    ===========   ===========


            See accompanying notes to condensed consolidated financial statements.

                                             F-2





                              PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF MARCH 31, 2005 AND DECEMBER 31, 2004 (CONTINUED)


                                                                      March 31,
                                                                        2005         December 31,
                                                                     (unaudited)         2004
                                                                     ------------    ------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                          $  1,920,018    $    383,012
   Accounts payable - related party                                       282,703         846,211
   Accrued payroll                                                             --          18,963
   Accrued interest payable                                                 3,084          30,864
   Other accrued liabilities                                              785,249         531,803
   Due to related parties                                               2,097,052              --
                                                                     ------------    ------------
     Total current liabilities                                          5,088,106       1,810,853

RELATED-PARTY NOTE PAYABLE                                              3,825,131       4,012,678

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2005 and
     December 31, 2004                                                         --              --
   Common stock, $.001 par value; 100,000,000 shares
     authorized, 27,700,401 and 13,445,866 shares issued and
     outstanding as of March 31, 2005 and December 31, 2004,
     respectively                                                          27,700          13,446
   Additional paid-in capital                                          40,155,689       5,071,632
   Unvested consulting expense                                         (2,118,489)             --
   Due from stockholders                                                     (600)        (68,100)
   Accumulated deficit                                                 (5,318,555)     (3,661,246)
                                                                     ------------    ------------
     Total stockholders' equity                                        32,745,745       1,355,732
                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 41,658,982    $  7,179,263
                                                                     ============    ============


              See accompanying notes to condensed consolidated financial statements.

                                               F-3





                        PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                      (UNAUDITED)

                                                        Three Months     Three Months
                                                            Ended           Ended
                                                        March 31, 2005  March 31, 2004
                                                         ------------    ------------

  NET SALES (INCLUDING $353,058 AND $0 FOR THE THREE
    MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004,
    RESPECTIVELY, TO A RELATED PARTY)                    $  2,301,997    $      6,561

  COST OF GOODS SOLD                                        2,254,370           4,560
                                                         ------------    ------------
  GROSS PROFIT                                                 47,627           2,001

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                317,972         192,020

  SERVICES RENDERED IN CONNECTION WITH FEASIBILITY STUDY      852,250              --

  NON-CASH COMPENSATION AND CONSULTING FEES                   425,261         172,500
                                                         ------------    ------------
  OPERATING LOSS                                           (1,547,856)       (362,519)

  OTHER INCOME (EXPENSE)
     Other income                                              26,291            (259)
     Interest expense                                        (134,144)       (130,256)
                                                         ------------    ------------
       Total other income (expense)                          (107,853)       (130,515)
                                                         ------------    ------------

  LOSS BEFORE PROVISION FOR INCOME TAXES                   (1,655,709)       (493,034)

  PROVISION FOR INCOME TAXES                                    1,600           1,600
                                                         ------------    ------------
  NET LOSS                                               $ (1,657,309)   $   (494,634)
                                                         ============    ============

  WEIGHTED AVERAGE SHARES OUTSTANDING                      16,257,942      11,752,200
                                                         ============    ============

  NET LOSS PER SHARE                                     $      (0.10)   $      (0.04)
                                                         ============    ============




        See accompanying notes to condensed consolidated financial statements.

                                         F-4





                             PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                          (UNAUDITED)

                                                                  Three Months    Three Months
                                                                     Ended           Ended
                                                                 March 31, 2005  March 31, 2004
                                                                  ------------    ------------
   Net loss                                                       $ (1,657,309)   $   (494,634)
   Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation and amortization                                      20,039          19,208
     Amortization of debt issuance costs                                 5,000           5,000
     Interest expense relating to amortization of debt discount         60,135          60,134
     Non-cash compensation expense                                     232,250              --
     Non-cash consulting expense                                       193,011         172,500
     Non-cash services rendered in connection with feasibility
      study                                                            702,250              --

     (Increase) decrease in:
       Accounts receivable                                             299,823           4,571
       Inventories                                                      37,752              --
       Prepaid expenses and other assets                                 9,726          (5,829)
       Prepayments on product in transit                               (40,147)             --
       Other receivable                                                    331          25,237

     Increase (decrease) in:
       Accounts payable                                             (1,149,369)         (8,626)
       Accounts payable, related party                                 282,703         127,317
       Accrued payroll                                                 (18,963)        (12,565)
       Accrued interest payable                                        (28,231)         68,677
       Accrued liabilities                                            (145,081)         (3,857)
                                                                  ------------    ------------
         Net cash used in operating activities                      (1,196,080)        (42,867)
                                                                  ------------    ------------
Cash flows from Investing Activities:
   Additions to property, plant and equipment                          (42,379)       (381,809)
   Payment on related party notes receivable                                --         200,000
   Cash acquired in acquisition of Kinergy, ReEnergy, Accessity      3,326,924              --
   Costs associated with share exchange transaction                   (307,808)             --
                                                                  ------------    ------------
         Net cash provided by (used in) investing activities         2,976,737        (181,809)
                                                                  ------------    ------------
Cash flows from Financing Activities:
   Proceeds from sale of stock, net                                 18,895,354          20,373
   Receipt of stockholder receivable                                    67,500              --
                                                                  ------------    ------------
         Net cash provided by financing activities                  18,962,854          20,373
                                                                  ------------    ------------
Net increase (decrease) in cash and cash equivalents                20,743,511        (204,303)
Cash and cash equivalents at beginning of period                            42         249,084
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $ 20,743,553    $     44,781
                                                                  ============    ============

             See accompanying notes to condensed consolidated financial statements.




                             PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (CONT'D)
                                          (UNAUDITED)

                                                                  Three Months    Three Months
                                                                     Ended           Ended
                                                                 March 31, 2005  March 31, 2004
                                                                  ------------    ------------
Non-Cash Financing and Investing activities:
   Conversion of debt to equity                                   $    247,682    $         --
                                                                  ============    ============
   Purchase of ReEnergy with Stock                                $    316,250    $         --
                                                                  ============    ============
   Shares contributed by stockholder in purchase of ReEnergy      $    506,000    $         --
                                                                  ============    ============
   Shares contributed by stockholder in purchase of Kinergy       $  1,012,000    $         --
                                                                  ============    ============
   Purchase of Kinergy with Stock                                 $  9,803,750    $         --
                                                                  ============    ============



             See accompanying notes to condensed consolidated financial statements.

                                              F-6

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

1.   REPORT BY MANAGEMENT:
     --------------------

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

2.   RESTATEMENT OF MARCH 31, 2005 FINANCIAL STATEMENTS
     --------------------------------------------------

     The Company previously accounted for its acquisition of ReEnergy that resulted from the share exchange transaction that occurred in March 2005 by recording the $972,250 purchase price for ReEnergy as goodwill. Upon further examination of its purchase accounting methodology for the acquisition of ReEnergy, the Company determined that it made an error in its application of the relevant accounting principles under SFAS 141, paragraph 9 (with reference to EITF No. 98-3) and determined that it should have expensed $852,250 and capitalized $120,000 of the $972,250 purchase price for ReEnergy. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the three months ended March 31, 2005. Of the $972,250 purchase price for ReEnergy, $852,250 has been recorded as an expense for services rendered in connection with a feasibility study that was conducted with respect to real property that was subject to a purchase option held by ReEnergy and $120,000 has been recorded as an intangible asset for the fair value of a favorable option.

     The effects of the restatement on net sales, cost of goods sold, gross profit, services rendered in connection with feasibility study, net loss, basic and diluted net loss per common share, intangible assets (net), total assets and stockholders' equity as of and for the three months ended March 31, 2005 are as follows:

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED0
                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)


                                       AS ORIGINALLY   RESTATEMENT
                                         REPORTED      ADJUSTMENTS     AS RESTATED
                                       ------------    ------------    ------------
Net sales ..........................   $  2,301,997    $         --    $  2,301,997
Cost of goods sold .................      2,254,370              --       2,254,370
Gross profit .......................         47,627              --          47,627
Services rendered in connection with
   feasibility study ...............             --         852,250         852,250
Net loss ...........................   $   (805,059)   $   (852,250)   $ (1,657,309)

NET LOSS PER COMMON SHARE:
   Basic and diluted ...............   $      (0.05)   $      (0.05)   $      (0.10)
Intangible assets, net .............     11,788,000        (852,250)     10,935,750
Total assets .......................     42,511,232        (852,250)     41,658,982
Stockholders' equity ...............   $ 33,597,995    $   (852,250)   $ 32,745,745

3.   ORGANIZATION AND NATURE OF OPERATIONS:
     --------------------------------------

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

     Immediately prior to the consummation of the share exchange transaction, Accessity divested its two operating subsidiaries. Accordingly, effective as of the closing of the share exchange transaction, Accessity did not have any ongoing business operations. Assets consisting primarily of cash and cash equivalents totaling approximately $3.7 million were acquired and certain current liabilities of approximately $300,000 were assumed from Accessity. Since Accessity had no operations and only net monetary assets, the share exchange transaction is being treated as a capital transaction, whereby Pacific Ethanol acquired the net monetary assets of Accessity, accompanied by a recapitalization of Pacific Ethanol. As such, no fair value adjustments were necessary for any of the assets acquired or liabilities assumed.

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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED0
                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

     The following table summarizes the unaudited assets acquired and liabilities assumed in connection with the Share Exchange Transaction:

          Current assets...............................     $    7,014,196
          Property, plant and equipment................              6,224
          Intangibles, including goodwill..............         10,935,750
                                                            --------------
             Total assets acquired.....................         17,956,170

          Current liabilities..........................          4,253,177
          Other liabilities............................             83,017
                                                            --------------
             Total liabilities assumed.................          4,336,194
                                                            --------------
          Net assets acquired..........................     $   13,619,976
                                                            ==============
          Shares of common stock issued................          6,489,414
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

     In connection with the Share Exchange Transaction and the Company's acquisition of Kinergy and ReEnergy, the Company engaged a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. Through that process, the Company has estimated that for Kinergy, the distribution backlog is valued at $136,000, the customer relationships are valued at $5,600,000 and the trade name is valued at $3,100,000. The Company made a $150,000 cash payment and issued stock valued at $316,250 for the acquisition of ReEnergy. In addition, certain stockholders sold stock to the members of ReEnergy, increasing the purchase price by $506,000 (see further discussion below). The purchase price for ReEnergy totaled $972,250. Of this amount, $120,000 was recorded as an intangible asset for the fair value of a favorable option to acquire land and because the acquisition of ReEnergy was not deemed to be an acquisition of a business, the remaining purchase price of $852,250 was recorded as an expense for services rendered in connection with a feasibility study. The Company issued stock valued at $9,803,750 for the acquisition of Kinergy. In addition, certain stockholders sold stock to the sole member of Kinergy and a related party, increasing the purchase price by $1,012,000. The purchase price for Kinergy totaled $10,815,750. Goodwill directly associated with the Kinergy acquisition therefore totaled $1,979,750.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED0
                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

     The Kinergy trade name is determined to have an indefinite life and therefore, rather than being amortized, will be periodically tested for impairment. The distribution backlog has an estimated life of six months and customer relationships were estimated to have a ten-year life and, as a result, will be amortized accordingly, unless otherwise impaired at an earlier time. The ReEnergy land option will expire on December 31, 2005 and will be expensed at that time if not extended.

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, as though the acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results.

                                                             Three Months
                                                           Ended March 31,
                                                    ---------------------------
                                                        2005          2004
                                                    ------------   ------------
          Net sales                                 $ 25,907,249   $ 19,413,810
                                                    ============   ============
          Net loss                                  $ (1,959,793)  $ (2,049,267)
                                                    ============   ============
          Loss per share of common stock
             Basic and diluted                      $     (0.071)  $     (0.078)
                                                    ============   ============

     On April 1, 2004, certain founders of the Company agreed to sell an aggregate of 500,000 shares of the Company's common stock owned by them to Cagan McAfee Capital Partners, LLC ("CMCP") at $0.01 per share for securing financing to close the Share Exchange Transaction on or prior to March 31, 2005. Immediately prior to the closing of the Share Exchange Transaction, the founders sold these shares at the agreed upon price to CMCP. The contribution of these shares is accounted for as a capital contribution. However, because the shares were issued as a finder's fee in a private offering (see note 5), the related expense is offset against the proceeds received, resulting in no effect on equity.

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

     Immediately prior to the closing of the Share Exchange Transaction, William Jones, the Company's Chairman of the Board of Directors, sold 200,000 shares of the Company's common stock to the individual members of ReEnergy at $0.01 per share, to compensate them for facilitating the closing of the Share Exchange Transaction. The contribution of these shares resulted in an additional expense of $506,000 for services rendered in connection with a feasibility study.

     Immediately prior to the closing of the Share Exchange Transaction, William Jones sold 300,000 shares of the Company's common stock to Neil Koehler, the sole member of Kinergy and an officer and director of the Company, at $0.01 per share to compensate him for facilitating the closing of the Share Exchange Transaction. The contribution of these shares resulted in additional Kinergy goodwill of $759,000.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED0
                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

     Immediately prior to the closing of the Share Exchange Transaction, William Jones sold 100,000 shares of the Company's common stock to Tom Koehler, a member of ReEnergy and a related party of the sole member of Kinergy, at $0.01 per share to compensate him for facilitating the closing of the Share Exchange Transaction. The contribution of these shares resulted in additional Kinergy goodwill of $253,000.

4.   RELATED PARTY NOTES PAYABLE:
     ----------------------------

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

5.   COMMON STOCK:
     -------------

     SHARE EXCHANGE TRANSACTION - In connection with the Share Exchange Transaction, the Company issued an aggregate of 20,610,987 shares of common stock to the shareholders of PEI California, 3,875,000 shares of common stock to the sole limited liability company member of Kinergy and an aggregate of 125,000 shares of common stock to the limited liability company members of ReEnergy.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED0
                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

     PRIVATE OFFERING - On March 23, 2005, the Company issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. The Company paid cash placement agent fees and expenses of approximately $1,850,400 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. (See Note 6) Additional costs related to the financing include legal, accounting, consulting and stock certificate issuance fees that totaled approximately $255,048 through March 31, 2005 and continue to be incurred in connection with various securities filings and the resale registration statement described below.

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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED0
                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

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


     STOCK OPTIONS - One outstanding option granted to an employee of the Company to acquire 25,000 shares of common stock vested on March 23, 2005 and was converted into a warrant. Non-cash compensation expense of $232,250 was recognized to record the fair value of the warrant. (See Note 6)


     NON-CASH COMPENSATION - On February 12, 2004, the Company entered into a consulting agreement with an unrelated party to represent the Company in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities. As compensation for such services, the Company issued warrants to the consultant to purchase 920,000 shares of the Company's common stock. These warrants vested upon the effective date of the agreement and were recognized at the fair value on the date of issuance in the amount of $1,380,000. The Company recorded non-cash expense of $172,500 for consulting services during the three months ended March 31, 2005 and 2004.


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

6.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     OPERATING LEASES - The Company leases shared office space in Fresno, California on a month-to-month basis at $2,934 per month. The related office rent expense was $8,837 and $5,912 for the three months ended March 31, 2005 and 2004, respectively.

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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED0
                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

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

     CASUALTY LOSS - In January 2004, canola stored in one of the silos at the Company's Madera County, California facility caught on fire. The facility was fully insured with $10 million of property and general liability insurance. The canola was owned by a third party who was also insured. The insurance company has paid $1,000,000 to date and has estimated an additional $4,000,000 of payments will be made to the Company. The Company has received a detailed engineering estimate for full restoration and is proceeding with the restoration.

     NON-CASH COMPENSATION - In December 2003, PEI California issued to an employee stock options to acquire up to 25,000 shares of common stock at an exercise price of $0.01 per share. In February 2004, the board of directors of PEI California ratified the options, contingent upon the Company's success in closing the Share Exchange Transaction. The stock options vested in full on March 23, 2005 and were converted into a warrant to acquire up to 25,000 shares of common stock of the Company. Non-cash compensation expense was recognized in March 2005 in the amount of $232,250 to record the fair value of the warrant. (See Note 5)

     ETHANOL PURCHASE AND MARKETING AGREEMENT - On March 4, 2005, Kinergy entered into an Ethanol Purchase and Marketing Agreement with the owner of an ethanol production facility. The agreement is effective for two years with automatic renewals for additional one-year periods thereafter unless a party to the agreement delivers written notice of termination at least 60 days prior to the end of the original or renewal term. Under the agreement, Kinergy is to provide denatured fuel ethanol marketing services for the production facility. Kinergy is to have the exclusive right to market and sell all of the ethanol from the facility, an estimated 20 million gallons-per-year. Kinergy is to pay the owner the gross payments received by Kinergy from third parties for forward sales of ethanol less certain transaction costs and fees. From the gross payments, Kinergy may deduct transportation costs and expenses incurred by or on behalf of Kinergy in connection with the marketing of ethanol pursuant to the agreement, including truck, rail and terminal fees for the transportation of the facility's ethanol to third parties and may also deduct and retain a 1.0% marketing fee calculated after deducting these costs and expenses.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED0
                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

7.   SUBSEQUENT EVENTS:
     ------------------

     STOCK OPTIONS - On July 26, 2005, the Company issued options to purchase an aggregate of 17,500 shares of the Company's common stock at an exercise price equal to $7.01 per share, which exercise price equals 85% of the closing price per share of the Company's common stock on that date. A non-cash charge of $21,656 will be recorded in the quarter ended September 30, 2005.

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

     On August 10, 2005, the Company granted options to purchase an aggregate of 425,000 shares of the Company's common stock at an exercise price equal to $8.03, the closing price per share of the Company's common stock on the day immediately preceding that date, to its Chief Financial Officer.

     On August 10, 2005, the Company granted options to purchase an aggregate of 75,000 shares of the Company's common stock at an exercise price equal to $8.03, the closing price per share of the Company's common stock on the day immediately preceding that date, to a consultant.

     On September 1, 2005, the Company granted options to purchase an aggregate of 160,000 shares of the Company's common stock at an exercise price equal to $6.63 per share, which exercise price equals 85% of the closing price per share of the Company's common stock on the day immediately preceding that date. A non-cash charge of $46,800 will be recorded in the quarter ended September 30, 2005 and on the dates of additional vesting occurring on each of the next three anniversaries of the date of grant.

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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED0
                             MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

     On October 15, 2005, the Membership Interest Purchase Agreement terminated automatically in accordance with its terms. The deadline for the closing of the transaction contemplated by the agreement was October 15, 2005. This deadline was not met and was not waived by any party to the agreement; accordingly, the agreement terminated automatically on October 15, 2005.

     ETHANOL MARKETING AGREEMENT - On August 31, 2005, Kinergy entered into an Ethanol Marketing Agreement with the owner of an ethanol production facility. The agreement is effective for three years with automatic renewals for additional one-year periods thereafter unless a party to the agreement delivers written notice of termination at least 60 days prior to the end of the original or renewal term. Under the agreement, Kinergy is to provide denatured fuel ethanol marketing services for the production facility. Kinergy is to have the exclusive right to market and sell all of the ethanol from the facility, an estimated 40 million gallons-per-year. Kinergy is to pay the owner the gross payments received by Kinergy from third parties for forward sales of ethanol (the "Purchase Price") less certain transaction costs and fees. From the Purchase Price, Kinergy may deduct all reasonable out-of-pocket and documented costs and expenses incurred by or on behalf of Kinergy in connection with the marketing of ethanol pursuant to the agreement, including truck, rail and terminal costs for the transportation and storage of the facility's ethanol to third parties and reasonable, documented out-of-pocket expenses incurred in connection with the negotiation and documentation of sales agreements between Kinergy and third parties (the "Transaction Costs"). From the Purchase Price, Kinergy may also deduct and retain the product of 1.0% multiplied by the difference between the Purchase Price and the Transaction Costs. In addition, Kinergy is to split the profit from any logistical arbitrage associated with ethanol supplied by the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this report. This report and our condensed consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

          o the projected growth or contraction in the ethanol market in which we operate;
          o    fluctuations in the market price of ethanol;
          o our business strategy for expanding, maintaining or contracting our presence in this market;
          o our ability to obtain the necessary financing to complete construction of an ethanol plant in Madera County, California;
          o anticipated trends in our financial condition and results of operations; and
          o our ability to distinguish ourselves from our current and future competitors.

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

          Through our wholly-owned subsidiary, Kinergy Marketing, LLC, or Kinergy, we are currently in the business of marketing ethanol in the Western United States. We provide transportation, storage and delivery of ethanol through third-party service providers. We sell ethanol primarily into California, Nevada, Arizona and Oregon and have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States. We do not currently produce any ethanol that we sell. Until we commence the production of ethanol, if at all, we expect our operations to consist primarily of the marketing and sale of ethanol produced by third-parties. Accordingly, we expect that unless and until we complete the construction of our planned ethanol production facility in Madera County our consolidated net sales will consist solely of net sales generated by Kinergy. We anticipate that our net sales will grow in the long-term as demand for ethanol increases and as a result of our marketing agreements with third-party ethanol producers.

          We believe that we have a competitive advantage due to the market niche that we have developed by supplying ethanol to customers in several major metropolitan and rural markets in California and other Western states. We also believe that the experience of our management over the past two decades and the operations Kinergy has conducted over the past four years have enabled us to establish valuable relationships in the ethanol marketing industry.

          Through our wholly-owned subsidiary, Pacific Ethanol California, Inc., or PEI California, we are constructing an ethanol production facility in Madera County to begin the production and sale of ethanol and its co-products if we are able to secure all the necessary financing to complete construction of this facility. To date, we have not obtained all of this financing. See "Risk Factors." We also intend to construct or otherwise acquire additional ethanol production facilities as financing resources and business prospects make the construction or acquisition of these facilities advisable. PEI California has, to date, not conducted any significant business operations other than the acquisition of real property located in Madera County, on which we are constructing our first ethanol production facility.

          Our wholly-owned subsidiary, ReEnergy, LLC, or ReEnergy, does not presently have any significant business operations or plans but does hold an option to acquire real property in Visalia, California, on which we intend to build an ethanol production facility.

          Currently, ethanol represents only up to 3% of the total annual gasoline supply in the United States. We believe that the ethanol industry has substantial room to grow to reach what we estimate is an achievable level of at least 10% of the total annual gasoline supply in the United States. An increase in the demand for ethanol from California's current level of 5.7% to at least 10% of total annual gasoline supply would result in demand for approximately 700 million additional gallons of ethanol, representing an increase in annual demand in California of approximately 75%. An additional 700 million gallons of ethanol would represent an increase in annual demand of approximately 18% for the entire United States.

          Kinergy has two principal methods of conducting its ethanol marketing and sales activities: direct sales and inventory sales. Kinergy's first method of marketing and selling ethanol involves direct sales through which suppliers deliver ethanol directly via rail to Kinergy's customers. For direct sales, Kinergy typically matches ethanol purchase and sale contracts of like quantities and delivery periods. These back-to-back direct sales typically involve no price risks to Kinergy that otherwise may result from fluctuations in the market price of ethanol. Kinergy's second method of marketing and selling ethanol involves truck deliveries from inventory purchased by Kinergy in advance. For inventory sales, as with direct sales, Kinergy typically matches ethanol purchase and sale contracts of like quantities. However, timing differences do exist and consequently, a back-to-back inventory sale may lag by up to two or more weeks. This time lag results from inventory transit and turnover times. As a result, Kinergy may supply ethanol under new inventory sales contracts from existing inventory. These back-to-back inventory sales therefore involve some price risks to Kinergy resulting from potential fluctuations in the market price of ethanol.

          We believe that the only consistent price risk to Kinergy is currently inventory risk. Management seeks to optimize transitions to new inventory sales contracts and reduce the effects of declining ethanol prices by managing inventory as carefully as possible to minimize inventory levels in anticipation of declining ethanol prices. In addition, management seeks to maximize inventory levels in anticipation of rising ethanol prices. Because Kinergy increases inventory levels in anticipation of rising ethanol prices and decreases inventory levels in anticipation of declining ethanol prices, it is subject to the risk of ethanol prices moving in unanticipated directions, which could result in declining or even negative gross profit margins over certain periods of time, but also enables Kinergy to potentially benefit from above-normal gross profit margins.

          Over the past few years, the market price of ethanol has experienced significant fluctuations. More recently, the price of ethanol declined by approximately 25% from its 2004 average price per gallon in five months from January 2005 through May 2005 and reversed this decline and increased to approximately 55% above its 2004 average price per gallon in four months from June 2005 through September 2005. We believe that the market price of ethanol will, for the foreseeable future, continue to experience significant fluctuations which may cause our future results of operations to fluctuate significantly. As a result, our historical results of operations may not be predictive of our future results of operations.

          Historically, Kinergy's gross profit margins have averaged between 2.0% and 4.4%. Kinergy's gross profit margin in 2004 was 3.9%. We believe that Kinergy's future gross profit margins will be lower than historical levels for two principal reasons. First, higher ethanol sales volumes and increased competition in the ethanol market have reduced margins, and will continue to reduce margins, as compared to historical levels. Second, Kinergy is emphasizing direct sales to a greater degree. Direct sales ordinarily have gross profit margins of approximately 1.0% over periods of one year or more, a level that is consistent with our recent ethanol marketing agreements with Front Range Energy, LLC and Phoenix Bio-Industries, LLC, and, we believe, with the ethanol marketing industry as a whole. Historically, Kinergy's sales were comprised to a greater degree of inventory sales that often involved the buying and selling of ethanol based on anticipated trends in the market price of ethanol. These inventory sales represented higher-risk positions but enabled Kinergy to achieve higher margin levels, as compared to direct sales, as a result of correctly anticipating fluctuations in the market price of ethanol. As a result of highly-volatile ethanol prices, we are unable to estimate Kinergy's future gross profit margins from inventory sales. However, we believe that over longer periods of up to a year or more, our gross profit margin from inventory sales is unlikely to exceed our historic high average gross profit margin of 4.4%.

          If we are able to complete our planned ethanol production facility in Madera County and commence producing ethanol, we expect our gross profit margins for ethanol that we produce to be substantially higher than our gross profit margins for Kinergy's direct sales and inventory sales activities. However, any gross profits that we realize from the production of ethanol will be highly dependent upon the prevailing market price of ethanol at the time of sale. Moreover, in light of the recent and expected future volatility in the price of ethanol, we are now, and expect for the foreseeable future to be, unable to estimate our gross profit margins resulting from the sale of ethanol that we may produce.

          Kinergy's gross profit margin declined by 56% from 3.9% in 2004 to 1.7% in the first quarter of 2005 and declined further by 82% from 3.9% in 2004 to 0.7% in the second quarter of 2005. Kinergy's gross profit margin for the full six months ended June 30, 2005 declined by 79% from 3.9% in 2004 to 0.8%. Kinergy's gross profit margin in the first quarter of 2005 is generally reflective of the contracted margins for that period. The decline in Kinergy's gross profit margin in the second quarter of 2005 resulted primarily from the transition from inventory sales contracts ending in the first quarter of 2005 to new inventory sales contracts beginning in the second quarter of 2005 during a period of rapidly declining market prices. As discussed above, because of the time lag in delivering ethanol under new inventory sales contracts, Kinergy sold ethanol under these contracts from existing inventory that was purchased at levels higher than the prevailing market price at the time of sale.

          Management correctly anticipated a softening in the price ethanol in early 2005, but neither management nor, we believe, the ethanol industry as a whole, anticipated the speed and the extent of the decline in the price of ethanol from January 2005 through May 2005. As a result, Kinergy was forced to sell some ethanol at negative gross profit levels following the rapid and extensive decline in the price of ethanol. In the second quarter of 2005, and before ethanol prices increased to levels significantly higher than their recent lows, Kinergy sold much of this ethanol inventory that was acquired at prices higher than those prevailing at the time of sale. Accordingly, despite the general increase in ethanol prices during the second quarter of 2005, this inventory and these sales still had the effect of depressing Kinergy's gross profit margin to 0.7% for the entire second quarter of 2005 and to 0.8% for the six months ended June 30, 2005. However, we believe that, as a result of the substantial increase in the price of ethanol during the third quarter of 2005, our gross profit margin for the third quarter of 2005 will be significantly higher than our gross profit margins for either the first or second quarters of 2005.

          Management decided to maintain net long ethanol positions in the first and second quarters of 2005 as a result of a confluence of factors, including its expectation of increased prices of gasoline and petroleum and anticipated favorable federal legislation that we expected may increase the demand for and price of ethanol over the short- and longer-terms. We believe that these factors were, however, outweighed by a sudden but short-lived excess of ethanol supplied to the market by a number of new ethanol production facilities. We believe that the sudden and short-lived excess of ethanol supplied to the market coupled with higher market-wide inventory levels caused the rapid and steep decline in the price of ethanol. Following its rapid decline during January 2005 through May 2005, the price of ethanol reversed and subsequently increased to unprecedented high levels from June 2005 through September 2005. We believe that this increase in the price of ethanol demonstrates that the fundamental factors considered by management in deciding to maintain net long ethanol positions ultimately were the prevailing forces in driving the price of ethanol to unprecedented high levels. In addition, we believe that these factors contributed and will continue to contribute to the market's relatively quick absorption of the additional supply of ethanol that was, and that continues to be, supplied to the market by new ethanol production facilities.

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


          PEI California has, to date, not conducted any significant business operations other than the acquisition of real property located in Madera County, California, on which it intends to construct its first ethanol production facility. ReEnergy does not presently have any significant business operations or plans but does hold an option to acquire real property in Visalia, California, on which we intend to build an ethanol production facility.


          We have consolidated the results of operations of Kinergy beginning from March 23, 2005, the date of the closing of the Share Exchange Transaction. We expect that, until we complete construction of our planned ethanol production facility in Madera County, our operations will consist solely of operations conducted by Kinergy.

          The following table summarizes the unaudited assets acquired and liabilities assumed in connection with the Share Exchange Transaction:

            Current assets...............................     $    7,014,196
            Property, plant and equipment................              6,224
            Intangibles, including goodwill..............         10,695,750
                                                              --------------
               Total assets acquired.....................         17,716,170

            Current liabilities..........................          4,253,177
            Other liabilities............................             83,017
                                                              --------------
               Total liabilities assumed.................          4,336,194
                                                              --------------
            Net assets acquired..........................     $   13,379,976
                                                              ==============
            Shares of common stock issued................          6,489,414
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

                                                            Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------   -------------
       Net sales                                   $ 25,907,249   $  19,413,810
                                                   ============   =============
       Net loss                                    $ (1,959,793)  $  (2,049,267)
                                                   ============   =============
       Loss per share of common stock
          Basic and diluted                        $     (0.071)  $      (0.078)
                                                   ============   =============

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

          In assessing potential impairment of goodwill, we consider these factors and forecast financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.

          In connection with the Share Exchange Transaction and our acquisition of Kinergy and ReEnergy, we engaged a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. Through that process, we have estimated that for Kinergy, the distribution backlog is valued at $136,000, the customer relationships are valued at $5,600,000 and the trade name is valued at $3,100,000. We made a $150,000 cash payment and issued stock valued at $316,250 for the acquisition of ReEnergy. In addition, certain stockholders sold stock to the members of ReEnergy, increasing the purchase price by $506,000. The purchase price for ReEnergy totaled $972,250. Of this amount, $120,000 was recorded as an intangible asset for fair value of a favorable option to acquire land and because the acquisition of ReEnergy was not deemed to be an acquisition of a business, the remaining purchase price of $852,250 was recorded as an expense for services rendered in connection with a feasibility study. We issued stock valued at $9,803,750 for the acquisition of Kinergy. In addition, certain stockholders sold stock to the sole member of Kinergy and a related party, increasing the purchase price by $1,012,000. The purchase price for Kinergy totaled $10,815,750. Goodwill directly associated with the Kinergy acquisition therefore totaled $1,979,750.

          The Kinergy trade name is determined to have an indefinite life and therefore, rather than being amortized, is being periodically tested for impairment. The distribution backlog has an estimated life of six months and customer relationships were estimated to have a ten-year life and, as a result, will be amortized accordingly, unless otherwise impaired at an earlier time. The ReEnergy land option will expire on December 31, 2005 and will be expensed at that time if not extended.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

          The following table sets forth certain of our operating data for the three months ended March 31, 2005 and 2004:

                                                   THREE MONTHS   THREE MONTHS
                                                      ENDED         ENDED
                                                     MARCH 31,     MARCH 31,
                                                       2005          2004
                                                   ------------   ------------
Net sales (including $353,058 to a related party). $  2,301,997   $      6,561
Cost of goods sold ...............................    2,254,370          4,560
                                                   ------------   ------------
Gross profit .....................................       47,627          2,001
Selling, general and administrative expenses......      317,972        192,020
Services rendered in connection with feasibility
  study...........................................      852,250             --
Non-cash compensation for consulting fees.........      425,261        172,500
                                                   ------------   ------------
Operating loss....................................   (1,547,856)      (362,519)
Other expense.....................................     (107,853)      (130,515)
                                                   ------------   ------------
Loss before provision for income taxes ...........   (1,655,709)      (493,034)
Provision for income taxes .......................        1,600          1,600
                                                   ------------   ------------
Net loss.......................................... $ (1,657,309)  $   (494,634)
                                                   ============   ============

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

          Historically, Kinergy's gross profit margins have averaged between 2.0% and 4.4%. Kinergy's gross profit margin in 2004 was 3.9%. We believe that Kinergy's future gross profit margins will be lower than historical levels for two principal reasons. First, higher ethanol sales volumes and increased competition in the ethanol market have reduced margins, and will continue to reduce margins, as compared to historical levels. Second, Kinergy is emphasizing direct sales to a greater degree. Direct sales ordinarily have gross profit margins of approximately 1.0% over periods of one year or more, a level that is consistent with our recent ethanol marketing agreements with Front Range Energy, LLC and Phoenix Bio-Industries, LLC, and, we believe, with the ethanol marketing industry as a whole.

          Kinergy's gross profit margin declined by 56% from 3.9% in 2004 to 1.7% in the first quarter of 2005. Kinergy's gross profit margin in the first quarter of 2005 is generally reflective of the contracted margins for that period.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2005 increased by $125,952 (66%) to $317,972 as compared to $192,020. This increase was due to approximately $42,500 in additional property and liability insurance expense related to an increase in premiums due to a silo fire that occurred in January 2004 at our Madera County grain facility, $37,000 increase in payroll expense related to an employee promotion and addition of a new controller position during the second quarter of 2004, $7,000 in bad debt expense related to a receivable from R.A. Davis Commodities, and the balance of approximately
$39,500 was related to the combined immaterial increases in other expenses such as legal, accounting, rent, utilities, business travel and supplies. We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission and in connection with the filing of a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock and shares of common stock underlying warrants we issued in our private offering in March 2005, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the construction of our Madera County, California ethanol production facility and increased activity in searching for and analyzing potential acquisitions.

          SERVICES RENDERED IN CONNECTION WITH FEASIBILITY STUDY. Services rendered in connection with feasibility study for the three months ended March 31, 2005 increased by $852,250 (100%) as compared to $0 for the three months ended March 31, 2004. This expense arose in connection with the acquisition of ReEnergy and relates to a feasibility study for an ethanol plant in Visalia, California. Based on this study, ReEnergy entered into an option to buy land for the ethanol plant site at a fixed price of $12,000 per acre.

          NON-CASH COMPENSATION AND CONSULTING FEES. Non-cash compensation and consulting fees for the three months ended March 31, 2005 increased by $252,761 (147%) to $425,261 as compared to $172,500 for the three months ended March 31, 2004. Of this increase, $20,511 related to non-cash consulting fees for warrants and $232,250 related to non-cash compensation for warrants. We expect to incur non-cash consulting fee expense in the amount of $89,125 per month for the remainder of the two-year term ending on March 23, 2007.

          OTHER EXPENSE. Other expense increased by $22,662 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to interest expense related to construction payables.

LIQUIDITY AND CAPITAL RESOURCES

          During the three months ended March 31, 2005, we funded our operations primarily from the approximately $18,895,354 in net proceeds we received in connection with a private offering of equity securities on March 23, 2005, as described below. As of March 31, 2005, we had working capital of $19,218,405, which represented a $20,243,152 increase from negative working capital of $1,024,747 at December 31, 2004, primarily due to the proceeds from the private offering. As of March 31, 2005 and December 31, 2004, we had accumulated deficits of $5,318,555 and $3,661,246, respectively, and cash and cash equivalents of $20,743,553 and $42, respectively.

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

          Cash used in our operating activities totaled $1,196,080 for the three months ended March 31, 2005 as compared to cash used by operating activities of $42,867 for the three months ended March 31, 2004. This $1,153,213 decrease in operating cash flows primarily resulted from an increase in accounts payable.

          Cash provided by our investing activities totaled $2,976,737 for the three months ended March 31, 2005 as compared to $181,809 of cash used for the three months ended March 31, 2004. Included in the results for the three months ended March 31, 2005 are net cash of $307,808 used in connection with the share exchange transaction.

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

          We have used a portion of the net proceeds from the March 2005 private placement to fund our working capital requirements and begin site preparation at the Madera County, California facility. We expect to use the remainder of the net proceeds to fund our working capital requirements over the next 12 months and to initiate construction of our first ethanol production facility in Madera County, California. We expect that the proceeds used to initiate construction will be used primarily for site preparation, acquisition of equipment and engineering services. Significant additional funding is required to complete construction of our first ethanol facility in Madera County, California. No assurances can be made that we will be successful in obtaining these additional funds. See "Risk Factors."

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

          We have incurred losses in the past. As of June 30, 2005, we had an accumulated deficit of approximately $7.5 million. For the six months ended June 30, 2005, we incurred a net loss of approximately $3.9 million. We expect to incur losses for the foreseeable future and at least until the completion of our planned ethanol production facility. We estimate that the earliest completion date of our ethanol production facility in Madera County, California and, as a result, our earliest date of ethanol production, will not occur until the fourth quarter of 2006. We expect to rely on cash from operations and debt and equity financing to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability our stock price may decline.

     THE HIGH CONCENTRATION OF OUR SALES WITHIN THE ETHANOL PRODUCTION AND MARKETING INDUSTRY COULD RESULT IN A SIGNIFICANT REDUCTION IN SALES AND NEGATIVELY AFFECT OUR PROFITABILITY IF DEMAND FOR ETHANOL DECLINES.

          Our revenue is and will continue to be derived primarily from sales of ethanol. Currently, the predominant oxygenate used to blend with gasoline is ethanol. Ethanol competes with several other existing products and other alternative products could also be developed for use as fuel additives. We expect to be completely focused on the production and marketing of ethanol and its co-products for the foreseeable future. We may be unable to shift our business focus away from the production and marketing of ethanol to other renewable fuels or competing products. Accordingly, an industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

     WE PLAN TO FUND A SUBSTANTIAL MAJORITY OF THE CONSTRUCTION COSTS OF OUR PLANNED ETHANOL PRODUCTION FACILITY THROUGH THE ISSUANCE OF A SIGNIFICANT AMOUNT OF DEBT, RESULTING IN SUBSTANTIAL DEBT SERVICE REQUIREMENTS THAT COULD REDUCE THE VALUE OF YOUR INVESTMENT.

          We plan to fund a substantial majority of the construction costs of our planned ethanol production facility through the issuance of a significant amount of debt. We anticipate that we will need to raise approximately $60.0 million in debt financing to complete construction of our first ethanol production facility in Madera County. As a result, our capital structure will be highly leveraged. Our debt levels and debt service requirements could have important consequences which could reduce the value of your investment, including:

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

          If we are unable to pay our debt service obligations, we could be forced to reduce or eliminate dividends to our stockholders, if they were to commence, and/or reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt on substantially less favorable terms. In the event that we are unable to refinance all or a portion of our debt or raise funds through asset sales, sales of equity or otherwise, we may be forced to liquidate and you could lose your entire investment.

     GOVERNMENTAL REGULATIONS OR THE REPEAL OR MODIFICATION OF VARIOUS TAX INCENTIVES FAVORING THE USE OF ETHANOL COULD REDUCE THE DEMAND FOR ETHANOL AND CAUSE OUR SALES AND PROFITABILITY TO DECLINE.

          Our business is subject to extensive regulation by federal, state and local governmental agencies. We cannot predict in what manner or to what extent governmental regulations will harm our business or the ethanol production and marketing industry in general. For example the recent energy bill signed into law by President Bush includes a national renewable fuels standard that requires refiners to blend a percentage of renewable fuels into gasoline. This legislation replaces the current oxygenate requirements in the State of California and may potentially decrease the demand for ethanol in the State of California. If the demand for ethanol in the Sate of California decreases, our sales and profitability would decline.

          The fuel ethanol business benefits significantly from tax incentive policies and environmental regulations that favor the use of ethanol in motor fuel blends in the United States. Currently, a gasoline marketer that sells gasoline without ethanol must pay a federal tax of $0.18 per gallon compared to $0.13 per gallon for gasoline that is blended with 10% ethanol. Smaller credits are available for gasoline blended with lesser percentages of ethanol. The repeal or substantial modification of the federal excise tax exemption for ethanol-blended gasoline or, to a lesser extent, other federal or state policies and regulations that encourage the use of ethanol could have a detrimental effect on the ethanol production and marketing industry and materially and adversely affect our sales and profitability.

     VIOLATIONS OF ENVIRONMENTAL REGULATIONS COULD SUBJECT US TO SEVERE PENALTIES AND MATERIALLY AND ADVERSELY AFFECT OUR SALES AND PROFITABILITY.

          The production and sale of ethanol is subject to regulation by agencies of the federal government, including, but not limited to, the EPA, as well as other agencies in each jurisdiction in which ethanol is produced, sold, stored or transported. Environmental laws and regulations that affect our operations, and that are expected to affect our planned operations, are extensive and have become progressively more stringent. Applicable laws and regulations are subject to change, which could be made retroactively. Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. If significant unforeseen liabilities arise for corrective action or other compliance, our sales and profitability could be materially and adversely affected.

     WE RELY HEAVILY ON OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, NEIL KOEHLER. THE LOSS OF HIS SERVICES COULD ADVERSELY AFFECT OUR ABILITY TO SOURCE ETHANOL FROM OUR KEY SUPPLIERS AND OUR ABILITY TO SELL ETHANOL TO OUR CUSTOMERS.

          Our success depends, to a significant extent, upon the continued services of Neil Koehler, who is our President and Chief Executive Officer. For example, Mr. Koehler has developed key personal relationships with our ethanol suppliers and customers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. The loss of Mr. Koehler could, therefore, result in the loss of our favorable relationships with one or more of our ethanol suppliers and customers. In addition, Mr. Koehler has considerable experience in the construction, start-up and operation of ethanol production facilities and in the ethanol marketing business. Although we have entered into an employment agreement with Mr. Koehler, that agreement is of limited duration and is subject to early termination by Mr. Koehler under certain circumstances. In addition, we do not maintain "key person" life insurance covering Mr. Koehler or any other executive officer. The loss of Mr. Koehler could also significantly delay or prevent the achievement of our business objectives.

     THE ETHANOL PRODUCTION AND MARKETING INDUSTRY IS EXTREMELY COMPETITIVE. MANY OF OUR SIGNIFICANT COMPETITORS HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND ONE OR MORE OF THESE COMPETITORS COULD USE THEIR GREATER RESOURCES TO GAIN MARKET SHARE AT OUR EXPENSE. IN ADDITION, CERTAIN OF OUR SUPPLIERS MAY CIRCUMVENT OUR MARKETING SERVICES, CAUSING OUR SALES AND PROFITABILITY TO DECLINE.

          The ethanol production and marketing industry is extremely competitive. Many of our significant competitors in the ethanol production and marketing industry, such as Archer-Daniels-Midland Company, or ADM, have substantially greater production, financial, research and development, personnel and marketing resources than we do. In addition, we are not currently producing any ethanol that we sell and therefore are unable to capture the higher gross profit margins generally associated with production activities. As a result, our competitors, who are presently producing ethanol, may have greater relative advantages resulting from greater capital resources due to higher gross profit margins. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

          In addition, some of our suppliers are potential competitors and, especially if that the price of ethanol remains at historically high levels, they may seek to capture additional profits by circumventing our marketing services in favor of selling directly to our customers. If one or more of our major suppliers, or numerous smaller suppliers, circumvent our marketing services, our sales and profitability will decline.

     OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD PREVENT US FROM ACHIEVING OUR GOALS.

          Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the completion of construction of our planned ethanol production facility, will require significant investments of capital and management's close attention. In addition, we may construct additional ethanol production facilities. Also, we have recently entered into significant marketing agreements with Front Range Energy, LLC and Phoenix Bio-Industries, LLC, and we are seeking to enter into additional similar agreements with other ethanol producers that may result in a substantial growth in our marketing business. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

                    RISKS RELATING TO THE BUSINESS OF KINERGY

     KINERGY'S PURCHASE AND SALE COMMITMENTS AS WELL AS ITS INVENTORY OF ETHANOL HELD FOR SALE SUBJECT US TO THE RISK OF FLUCTUATIONS IN THE PRICE OF ETHANOL, WHICH MAY RESULT IN LOWER OR EVEN NEGATIVE GROSS PROFIT MARGINS AND WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR PROFITABILITY.

          Kinergy's purchases and sales of ethanol are not always matched with sales and purchases of ethanol at prevailing market prices. Kinergy commits from time to time to the sale of ethanol to its customers without corresponding and commensurate commitments for the supply of ethanol from its suppliers, which subjects us to the risk of an increase in the price of ethanol. Kinergy also commits from time to time to the purchase of ethanol from its suppliers without corresponding and commensurate commitments for the purchase of ethanol by its customers, which subjects us to the risk of a decline in the price of ethanol.

In addition, Kinergy increases inventory in anticipation of rising ethanol prices and decreases inventory levels in anticipation of declining ethanol prices. As a result, Kinergy is subject to the risk of ethanol prices moving in unanticipated directions, which could result in declining or even negative gross profit margins. Accordingly, our business is subject to fluctuations in the price of ethanol and these fluctuations may result in lower or even negative gross margins and which could materially and adversely affect our profitability.

     KINERGY DEPENDS ON A SMALL NUMBER OF CUSTOMERS FOR THE VAST MAJORITY OF ITS SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE CUSTOMERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR SALES AND PROFITABILITY.

          The vast majority of Kinergy's sales are generated from a small number of customers. During the first six months of 2005, sales to Kinergy's two largest customers that provided 10% or more of total sales represented approximately 18% and 11%, respectively, representing an aggregate of approximately 29%, of our total sales. During 2004, sales to Kinergy's four largest customers that provided 10% or more of the total sales represented approximately 13%, 12%, 12% and 12%, respectively, representing an aggregate of approximately 49%, of our total sales. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of customers for a significant majority of its sales. Kinergy's agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, Kinergy's sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, Kinergy may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

     KINERGY DEPENDS ON A SMALL NUMBER OF SUPPLIERS FOR THE VAST MAJORITY OF THE ETHANOL THAT IT SELLS. IF ANY OF THESE SUPPLIERS IS UNABLE OR DECIDES NOT TO CONTINUE TO SUPPLY KINERGY WITH ETHANOL IN ADEQUATE AMOUNTS, KINERGY MAY BE UNABLE TO SATISFY THE DEMANDS OF ITS CUSTOMERS AND OUR SALES, PROFITABILITY AND RELATIONSHIPS WITH OUR CUSTOMERS WILL BE ADVERSELY AFFECTED.

          Kinergy depends on a small number of suppliers for the vast majority of the ethanol that it sells. During the first six months of 2005, Kinergy's four largest suppliers that provided 10% or more of total purchases made represented approximately 26%, 21%, 21% and 11%, respectively, representing an aggregate of approximately 79%, of the total ethanol Kinergy purchased for resale. During 2004, Kinergy's three largest suppliers that provided 10% or more of the total purchases made represented approximately 27%, 23% and 14%, respectively, representing an aggregate of approximately 64% of the total ethanol Kinergy purchased for resale. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of suppliers for a significant majority of the ethanol that it purchases. In addition, Kinergy sources the ethanol that it sells primarily from suppliers in the Midwestern United States. The delivery of the ethanol that Kinergy sells is therefore subject to delays resulting from inclement weather and other conditions. Also, there is currently a substantial demand for ethanol which has, for most of 2005, far exceeded ethanol production capacities and Kinergy's management has, from time to time, found it very difficult to satisfy all the demands for ethanol by Kinergy's customers. If any of these suppliers is unable or declines for any reason to continue to supply Kinergy with ethanol in adequate amounts, Kinergy may be unable to replace that supplier and source other supplies of ethanol in a timely manner, or at all, to satisfy the demands of its customers. If this occurs, our sales and profitability and Kinergy's relationships with its customers will be adversely affected.

                RISKS RELATING TO THE BUSINESS OF PEI CALIFORNIA

     THE COMPLETION OF CONSTRUCTION OF OUR PLANNED ETHANOL PRODUCTION FACILITY WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING, WHICH WE EXPECT TO RAISE THROUGH DEBT FINANCING. WE MAY NOT BE SUCCESSFUL IN RAISING ADEQUATE CAPITAL WHICH MAY FORCE US TO ABANDON CONSTRUCTION OF AN ETHANOL PRODUCTION FACILITY.

          We anticipate that we will need to raise approximately $60.0 million in debt financing to complete construction of our first ethanol production facility in Madera County. We have no contracts with or binding commitments from any bank, lender or financial institution for this debt financing. We may not be able to obtain any funding from one or more lenders, or if funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate debt financing, or debt financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of an ethanol production facility.

     PEI CALIFORNIA HAS NOT CONDUCTED ANY SIGNIFICANT BUSINESS OPERATIONS AND HAS BEEN UNPROFITABLE TO DATE. IF PEI CALIFORNIA FAILS TO COMMENCE SIGNIFICANT BUSINESS OPERATIONS, IT WILL BE UNSUCCESSFUL, WILL DECREASE OUR PROFITABILITY AND WE WILL HAVE FAILED TO ACHIEVE ONE OF OUR SIGNIFICANT GOALS.

          PEI California has not conducted any significant business operations and has been unprofitable to date. Accordingly, there is no prior operating history by which to evaluate the likelihood of PEI California's success or its contribution to our profitability. PEI California may never complete construction of an ethanol production facility and commence significant operations or, if PEI California does complete the construction of an ethanol production facility, PEI California may not be successful or contribute positively to our profitability. If PEI California fails to commence significant business operations, it will be unsuccessful and will decrease our profitability and we will have failed to achieve one of our significant goals.

     THE MARKET PRICE OF ETHANOL IS VOLATILE AND SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH MAY CAUSE OUR PROFITABILITY TO FLUCTUATE SIGNIFICANTLY.

          The market price of ethanol is dependent on many factors, including on the price of gasoline, which is in turn dependent on the price of petroleum. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline and may establish unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the price of ethanol declined by approximately 25% from its 2004 average price per gallon in only three months from January 2005 through March 2005 and reversed this decline and increased by approximately 25% from its 2004 average price per gallon in only four months from April 2005 through July 2005. In recent years, the prices of gasoline, petroleum and ethanol have all reached historically unprecedented high levels. In the event that the prices of gasoline and petroleum decline, we believe that the demand for and price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

          We believe that the production of ethanol is expanding rapidly. There are a number of new plants under construction and planned for construction, both inside and outside California. We expect existing ethanol plants to expand by increasing production capacity and actual production. Increases in the demand for ethanol may not be commensurate with increasing supplies of ethanol. Thus, increased production of ethanol may lead to lower ethanol prices. The increased production of ethanol could also have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products from the production of ethanol, such as wet distillers grain, or WDG. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and cause higher ethanol production costs and, in the event that PEI California is unable to pass increases in the price of corn to its customers, will result in lower profits. We cannot predict the future price of ethanol or WDG. Any material decline in the price of ethanol or WDG will adversely affect our sales and profitability.

     THE CONSTRUCTION AND OPERATION OF OUR PLANNED ETHANOL PRODUCTION FACILITY MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL REGULATIONS AND PERMIT REQUIREMENTS.

          The production of ethanol involves the emission of various airborne pollutants, including particulates, carbon monoxide, oxides of nitrogen and volatile organic compounds. PEI California will be subject to extensive air, water and other environmental regulations in connection with the construction and operation of our planned ethanol production facility. PEI California also may be required to obtain various other water-related permits, such as a water discharge permit and a storm-water discharge permit, a water withdrawal permit and a public water supply permit. If for any reason PEI California is unable to obtain any of the required permits, construction costs for our planned ethanol production facility are likely to increase; in addition, the facility may not be fully constructed at all. It is also likely that operations at the facility will be governed by the federal regulations of the Occupational Safety and Health Administration, or OSHA, and other regulations. Compliance with OSHA and other regulations may be time-consuming and expensive and may delay or even prevent sales of ethanol in California or in other states.

     VARIOUS RISKS ASSOCIATED WITH THE CONSTRUCTION OF OUR PLANNED ETHANOL PRODUCTION FACILITY MAY ADVERSELY AFFECT OUR SALES AND PROFITABILITY.

          Delays in the construction of our planned ethanol production facility or defects in materials and/or workmanship may occur. Any defects could delay the commencement of operations of the facility, or, if such defects are discovered after operations have commenced, could halt or discontinue operation of the facility indefinitely. In addition, construction projects often involve delays in obtaining permits and encounter delays due to weather conditions, fire, the provision of materials or labor or other events. For example, PEI California experienced a fire at its Madera County site during the first quarter of 2004 which required repairs to areas and equipment damaged by the fire. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local levels that result in policy change towards ethanol or our project in particular, could cause construction and operation delays. Any of these events may adversely affect our sales and profitability.

          PEI California may encounter hazardous conditions at or near the Madera County site that may delay or prevent construction of the facility. If PEI California encounters a hazardous condition at or near the site, work may be suspended and PEI California may be required to correct the condition prior to continuing construction. The presence of a hazardous condition would likely delay construction of the facility and may require significant expenditure of resources to correct the condition. In addition, W. M. Lyles Co., the company we have selected to construct our Madera County ethanol production facility, may be entitled to an increase in its fees and afforded additional time for performance if it has been adversely affected by the hazardous condition. If PEI California encounters any hazardous condition during construction, our sales and profitability may be adversely affected.

          We have based our estimated capital resource needs on a design for the planned ethanol production facility and related co-generation facility that we estimate will cost approximately $60.0 million. The estimated cost of the facility is based on preliminary discussions and estimates, but the final construction cost of the facility may be significantly higher. Any significant increase in the final construction cost of the facility will adversely affect our profitability, liquidity and available capital resources.

     PEI CALIFORNIA'S DEPENDENCE ON AND AGREEMENTS WITH W. M. LYLES CO. FOR THE CONSTRUCTION OF OUR PLANNED ETHANOL PRODUCTION FACILITY COULD ADVERSELY AFFECT OUR LIQUIDITY AND AVAILABLE CAPITAL RESOURCES, OUR SALES AND OUR PROFITABILITY.

          PEI California will be highly dependent upon W. M. Lyles Co. to design and build our planned ethanol production facility in Madera County, California. Through a subsidiary, PEI California has entered into agreements with W. M. Lyles Co. for the construction of this facility. These agreements contain a number of provisions that are favorable to W. M. Lyles Co. and unfavorable to PEI California. These agreements also include a provision that requires PEI California to pay a termination fee of $5.0 million to W. M. Lyles Co. in addition to payment of all costs incurred by W. M. Lyles Co. for services rendered through the date of termination, if PEI California terminates it in favor of another contractor. Consequently, if PEI California terminates these agreements, the requirement that it pay the termination fee and costs could adversely affect our liquidity and available capital resources. In addition, if
W. M. Lyles Co. has entered into or enters into a construction contract with one or more other parties, it may be under pressure to complete another project or projects and may prioritize the completion of another project or projects ahead of our planned facility. As a result, PEI California's ability to commence production of and sell ethanol would be delayed, which would adversely affect our sales and profitability.

     THE RAW MATERIALS AND ENERGY NECESSARY TO PRODUCE ETHANOL MAY BE UNAVAILABLE OR MAY INCREASE IN PRICE, ADVERSELY AFFECTING OUR SALES AND PROFITABILITY.

          The production of ethanol requires a significant amount of raw materials and energy, primarily corn, water, electricity and natural gas. In particular, we estimate that our planned ethanol production facility will require approximately 12.5 million bushels or more of corn each year and significant and uninterrupted supplies of water, electricity and natural gas. The prices of corn, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. In addition, droughts, severe winter weather in the Midwest, where we expect to source corn, and other problems may cause delays or interruptions of various durations in the delivery of corn to California, reduce corn supplies and increase corn prices. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our planned ethanol production facility will need or may not be able to supply such resources on acceptable terms. In addition, if there is an interruption in the supply of water or energy for any reason, we may be required to halt ethanol production. We may not be able to successfully anticipate or mitigate fluctuations in the prices of raw materials and energy through the implementation of hedging and contracting techniques. PEI California's hedging and contracting activities may not lower its prices of raw materials and energy, and in a period of declining raw materials or energy prices, these hedging and contracting strategies may result in PEI California paying higher prices than its competitors. In addition, PEI California may be unable to pass increases in the prices of raw materials and energy to its customers. Higher raw materials and energy prices will generally cause lower profit margins and may even result in losses. Accordingly, our sales and profitability may be significantly and adversely affected by the prices and supplies of raw materials and energy.

                        RISKS RELATED TO OUR COMMON STOCK

     OUR COMMON STOCK HAS A SMALL PUBLIC FLOAT AND SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALE COULD CAUSE THE MARKET PRICE OF OUR STOCK TO DROP, EVEN IF OUR BUSINESS IS DOING WELL, AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

          As of October 17, 2005, we had outstanding approximately 28.6 million shares of our common stock. Approximately 25.2 million of these shares were restricted under the Securities Act of 1933, including 9.3 million shares beneficially owned, as a group, by our executive officers, directors and 10% stockholders. Accordingly, our common stock has a public float of approximately
3.4 million shares held by a relatively small number of public investors.

          We are in the process of registering for resale approximately 11.5 million shares of our common stock, including shares of our common stock underlying warrants. If and when a registration statement covering these shares of common stock is declared effective, holders of these shares will be permitted, subject to few limitations, to freely sell these shares of common stock. As a result of our small public float, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants, or an anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

          The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

          o the volume and timing of the receipt of orders for ethanol from major customers;
          o    competitive pricing pressures;
          o our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
          o our inability to obtain construction, acquisition, capital equipment and/or working capital financing;
          o the introduction and announcement of one or more new alternatives to ethanol by our competitors;
          o    changing conditions in the ethanol and fuel markets;
          o    changes in market valuations of similar companies;
          o    stock market price and volume fluctuations generally;
          o    regulatory developments or increased enforcement;
          o    fluctuations in our quarterly or annual operating results;
          o    additions or departures of key personnel; and
          o    future sales of our common stock or other securities.

          Furthermore, we believe that the economic conditions in California and other states, as well as the United States as a whole, could have a negative impact on our results of operations. Demand for ethanol products could also be adversely affected by a slow-down in overall demand for oxygenate and gasoline additive products. The levels of our ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. Furthermore, we recognize revenues from ethanol sales at the time of delivery. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or an annual basis.

          The price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our common stock.

ITEM 3. CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

          In light of the material weakness described below, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

          A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness which has caused management to conclude that, as of March 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level.

          In conjunction with preparing our Registration Statement on Form S-1, and after receiving comments from the Staff of the Securities and Exchange Commission relating to our Registration Statement on Form S-1, management reviewed, during the third and fourth quarters of 2005, our purchase accounting methodology for the acquisition of ReEnergy. As a result of this review, management concluded, during the fourth quarter of 2005, that our controls over the selection of appropriate assumptions and factors affecting our purchase accounting methodology for the acquisition of ReEnergy were not in accordance with generally accepted accounting principles and that, of the $972,250 purchase price for ReEnergy, all of which was previously recorded as goodwill and was being capitalized, $852,250 should have been recorded as an expense for services rendered in connection with a feasibility study that was conducted with respect to real property that was subject to a purchase option held by ReEnergy and $120,000 should have been recorded as an intangible asset for the fair value of a favorable option. Based upon this conclusion, our Audit Committee and senior management decided, in the fourth quarter of 2005, to restate our financial statements as of and for the three months ended March 31, 2005 and the six months ended June 30, 2005 to reflect the correction in our purchase accounting methodology.

          Management evaluated, in the fourth quarter of 2005 and as of March 31, 2005, the impact of this restatement on our assessment of our disclosure controls and procedures and concluded, as of March 31, 2005, that the control deficiency that resulted in the use of an incorrect purchase accounting methodology represented a material weakness.

          To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

     REMEDIATION OF MATERIAL WEAKNESS

         To remediate the material weakness in our disclosure controls and procedures identified above, we have done the following subsequent to March 31, 2005:

         We have revised our purchase accounting methodology as it relates to the acquisition of ReEnergy. Upon further examination of our purchase accounting methodology for the acquisition of ReEnergy, we determined that we made an error in our application of the relevant accounting principles under SFAS 141, paragraph 9 (with reference to EITF No. 98-3) and determined that we should have expensed $852,250 and capitalized $120,000 of the $972,250 purchase price for ReEnergy. Under SFAS 141, paragraph 9 (with reference to EITF No. 98-3), only the acquisition of an ongoing business can result in the recordation and capitalization of goodwill. At the time of the acquisition, ReEnergy did not have sufficient activities to qualify it as an ongoing business under SFAS 141, paragraph 9 (with reference to EITF No. 98-3) and accordingly, no amount of the $972,250 purchase price for ReEnergy should have been recorded as goodwill. We have determined the effect of the correction on our previously issued financial statements and have restated the accompanying financial statements for the three months ended March 31, 2005. Of the $972,250 purchase price for ReEnergy, $852,250 has been recorded as an expense for services rendered in connection with a feasibility study that was conducted with respect to real property that was subject to a purchase option held by ReEnergy and $120,000 has been recorded as an intangible asset for the fair value of a favorable option. The revision of our purchase accounting methodology as it relates to the acquisition of ReEnergy was completed in the fourth quarter of 2005. This methodology applies to the three months ended March 31, 2005 and all subsequent periods. In addition, management will use more care in the selection of appropriate assumptions and factors affecting our purchase accounting methodology for future acquisitions, if any.

         Management believes that the remediation described above has remediated the material weakness also described above. Management believes that our expenditures associated with this remediation, not including the reclassification as an expense of part of the purchase price for ReEnergy, totaled approximately $20,000. These expenditures consisted primarily of legal and accounting fees related to the filing of amendments to our Forms 10-QSB for the periods ended March 31, 2005 and June 30, 2005.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

          The changes in our controls over the selection of appropriate assumptions and factors affecting our purchase accounting methodology for the acquisition of ReEnergy and our commitment to use more care in the selection of appropriate assumptions and factors affecting our purchase accounting methodology for future acquisitions, if any, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

          (d) Not applicable.

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6.  EXHIBITS.

   Exhibit
   Number      Description
   ------      -----------

    10.1 Ethanol Purchase and Marketing Agreement dated March 4, 2005 between Kinergy Marketing, LLC and Phoenix Bio-Industries, LLC*

     31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________
* Filed as an exhibit to the initial filing of this Current Report on Form 10-QSB for March 31, 2005 (File No. 000-21467) filed with the Securities and Exchange Commission on May 23, 2005.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PACIFIC ETHANOL, INC.



Dated:  October 25, 2005


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