Form 10QSB/A
period 2005-06-30
Pacific Ethanol, Inc.
filed 2005-10-25
CIK 778164

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

              Notes to Condensed Consolidated Financial Statements (unaudited)................................  F-7

Item 2.       Management's Discussion and Analysis or Plan of Operation ......................................    2

Item 3.       Controls and Procedures.........................................................................   23

                                                       PART II
                                                  OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................   26

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.....................................   27

Item 3.       Defaults Upon Senior Securities.................................................................   27

Item 4.       Submission of Matters to a Vote of Security Holders.............................................   27

Item 5.       Other Information...............................................................................   27

Item 6.       Exhibits........................................................................................   28

Signatures    ................................................................................................   29




                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                       AS OF JUNE 30, 2005 AND DECEMBER 31, 2004


                                                              June 30,
                                                                2005       December 31,
                                                             (unaudited)       2004
                                                             -----------   -----------
                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $16,427,839   $        42
   Accounts receivable (including $50,545 and $0 as
     of June 30, 2005 and December 31, 2004, respectively,
     from a related party)                                     2,112,200         8,464
   Inventories                                                 1,111,960            --
   Prepaid expenses                                              785,151       293,115
   Deposits                                                        5,400            --
   Related party notes receivable                                  5,410         5,286
   Business acquisition costs                                         --       430,393
   Other receivables                                              52,313        48,806
   Restricted cash                                               280,000            --
                                                             -----------   -----------
     Total current assets                                     20,780,273       786,106

PROPERTY AND EQUIPMENT, NET                                    9,136,333     6,324,824

OTHER ASSETS:
   Debt issuance costs, net                                       58,333        68,333
   Intangible assets, net                                     10,710,416            --
                                                             -----------   -----------
       Total other assets                                     10,768,749        68,333
                                                             -----------   -----------

TOTAL ASSETS                                                 $40,685,355   $ 7,179,263
                                                             ===========   ===========


                      See accompanying notes to condensed consolidated financial statements.

                                   PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF JUNE 30, 2005 AND DECEMBER 31, 2004 (CONTINUED)

                                                                                  June 30,
                                                                                   2005         December 31,
                                                                                (unaudited)         2004
                                                                                ------------    ------------
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                                     $  2,511,831    $    383,012
   Accounts payable - related party                                                1,700,240         846,211
   Accrued payroll                                                                        --          18,963
   Accrued interest payable                                                               --          30,864
   Other accrued liabilities                                                         833,454         531,803
                                                                                ------------    ------------
     Total current liabilities                                                     5,045,525       1,810,853

RELATED-PARTY NOTE PAYABLE                                                         2,887,947       4,012,678

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2005 and
     December 31, 2004                                                                    --              --
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 28,608,491 and 13,445,866 shares issued and
     outstanding as of June 30, 2005 and December 31, 2004,
     respectively                                                                     28,608          13,446
   Additional paid-in capital                                                     42,119,996       5,071,632
   Unvested consulting expense                                                    (1,851,114)             --
   Due from stockholders                                                                (600)        (68,100)
   Accumulated deficit                                                            (7,545,007)     (3,661,246)
                                                                                ------------    ------------
     Total stockholders' equity                                                   32,751,883       1,355,732
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 40,685,355    $  7,179,263
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

                                  PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                               (UNAUDITED)

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                            ----------------------------    ----------------------------
                                                2005            2004            2005            2004
                                            ------------    ------------    ------------    ------------

Net sales (including $1,496,178 and         $ 22,814,433    $      9,442    $ 25,116,430    $     16,003
$1,849,236 for the three and six months
ended June 30, 2005, respectively, to a
related party)

Cost of goods sold                            22,662,908           6,229      24,917,278          10,789
                                            ------------    ------------    ------------    ------------
Gross profit                                     151,525           3,213         199,152           5,214

Operating expenses:

     Selling, general and administrative
     expenses                                  1,474,696         235,038       1,792,668         427,058

     Services rendered in connection with
     feasibility study                                --              --         852,250              --

     Non-cash compensation and consulting
     fees                                        918,375         345,000       1,343,636         517,500
                                            ------------    ------------    ------------    ------------
Loss from operations                          (2,241,546)       (576,825)     (3,789,402)       (939,344)

Other income (expense):

     Other income                                    104             310          26,395              51

     Interest income (expense)                    18,190        (136,739)       (115,954)       (266,995)
                                            ------------    ------------    ------------    ------------
Loss before provision for income taxes        (2,223,252)       (713,254)     (3,878,961)     (1,206,288)

Provision for income taxes                         3,200             800           4,800           2,400
                                            ------------    ------------    ------------    ------------

Net loss                                    $ (2,226,452)   $   (714,054)   $ (3,883,761)   $ (1,208,688)
                                            ============    ============    ============    ============
Weighted Average Shares Outstanding           27,977,127      12,106,596      21,415,102      11,927,493
                                            ============    ============    ============    ============

Net Loss Per Share                          $      (0.08)   $      (0.06)   $      (0.18)   $      (0.10)
                                            ============    ============    ============    ============


                  See accompanying notes to condensed consolidated financial statements.

                             PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                          (UNAUDITED)


                                                                         Six Months Ended
                                                                             June 30,
                                                                  ----------------------------
                                                                      2005            2004
                                                                  ------------    ------------
   Net loss                                                       $ (3,883,761)   $ (1,208,688)
   Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation and amortization                                      40,457          39,537
     Amortization of debt issuance costs                               235,334          10,000
     Interest expense relating to amortization of debt discount        120,268         120,268
     Non-cash compensation expense                                     883,250              --
     Non-cash consulting expense                                       460,386         517,500
     Services rendered in connection with feasibility study            702,250              --

     (Increase) decrease in:
       Accounts receivable                                             407,923          15,525
       Inventories                                                    (530,395)             --
       Prepaid expenses and other assets                              (663,450)        (68,766)
       Prepayments on product in transit                               307,562              --
       Other receivable                                                 (3,631)        217,096

     Increase (decrease) in:
       Accounts payable                                                288,656        (144,169)
       Accounts payable, related party                                 854,029         247,556
       Accrued payroll                                                 (18,963)        141,259
       Accrued interest payable                                        (31,315)          4,420
       Accrued liabilities                                             (13,859)       (162,067)
                                                                  ------------    ------------
         Net cash used in operating activities                        (845,259)       (270,529)
                                                                  ------------    ------------

Cash flows from Investing Activities:
   Additions to property, plant and equipment                       (2,845,742)       (521,038)
   Payment on related party notes receivable                                --         199,875
   Issuance of related party notes receivable                               --         (33,491)
   Net cash acquired in acquisition of Kinergy, ReEnergy and
     Accessity                                                       1,146,854              --
   Costs associated with share exchange transaction                   (307,808)       (202,192)
                                                                  ------------    ------------
         Net cash provided by (used in) investing activities        (2,006,696)       (556,846)
                                                                  ------------    ------------

Cash flows from Financing Activities:
   Proceeds from sale of stock, net                                 18,879,749         716,339
   Proceeds from exercise of stock options                             332,503              --
   Receipt of stockholder receivable                                    67,500              --
                                                                  ------------    ------------
         Net cash provided by financing activities                  19,279,752         716,339
                                                                  ------------    ------------
Net increase (decrease) in cash and cash equivalents                16,427,797        (111,036)
Cash and cash equivalents at beginning of period                            42         249,084
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $ 16,427,839    $    138,048
                                                                  ============    ============


             See accompanying notes to condensed consolidated financial statements.

                         PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (CONT'D)
                                      (UNAUDITED)




Non-Cash Financing and Investing activities:
   Conversion of debt to equity                                $1,245,000   $       --
                                                               ==========   ==========
   Issuance of stock for receivable                            $        0   $  199,750
                                                               ==========   ==========
   Issuance of warrants for consulting services                $2,139,000   $1,380,000
                                                               ==========   ==========
   Issuance of warrants for employee compensation              $  883,250   $        0
                                                               ==========   ==========
   Purchase of ReEnergy with Stock                             $  316,250   $       --
                                                               ==========   ==========
   Shares contributed by stockholder in purchase of ReEnergy   $  506,000   $       --
                                                               ==========   ==========
   Shares contributed by stockholder in purchase of Kinergy    $1,012,000   $       --
                                                               ==========   ==========
   Purchase of Kinergy with Stock                              $9,803,750   $       --
                                                               ==========   ==========
   Stock returned to the Company as payment for stock option
     exercise                                                  $1,195,314   $       --
                                                               ==========   ==========



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


2.   RESTATEMENT OF JUNE 30, 2005 FINANCIAL STATEMENTS
     -------------------------------------------------

     The Company previously accounted for its acquisition of ReEnergy that resulted from the share exchange transaction that occurred in March 2005 by recording the $972,250 purchase price for ReEnergy as goodwill. Upon further examination of its purchase accounting methodology for the acquisition of ReEnergy, the Company determined that it made an error in its application of the relevant accounting principles under SFAS 141, paragraph 9 (with reference to EITF No. 98-3) and determined that it should have expensed $852,250 and capitalized $120,000 of the $972,250 purchase price for ReEnergy. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the six months ended June 30, 2005. Of the $972,250 purchase price for ReEnergy, $852,250 has been recorded as an expense for services rendered in connection with a feasibility study that was conducted with respect to real property that was subject to a purchase option held by ReEnergy and $120,000 has been recorded as an intangible asset for the fair value of a favorable option.

     The effects of the restatement on net sales, cost of goods sold, gross profit, services rendered in connection with feasibility study, net loss, basic and diluted net loss per common share, intangible assets (net), total assets and stockholders' equity as of and for the six months ended June 30, 2005 are as follows:

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


                                       AS ORIGINALLY   RESTATEMENT
                                         REPORTED      ADJUSTMENTS     AS RESTATED
                                       ------------    ------------    ------------
Net sales ..........................   $ 25,116,430    $         --    $ 25,116,430
Cost of goods sold .................     24,917,278              --      24,917,278
Gross profit .......................        199,152              --         199,152
Services rendered in connection with
   feasibility study ...............             --         852,250         852,250
Net loss ...........................   $ (3,031,511)   $   (852,250)   $ (3,883,761)

NET LOSS PER COMMON SHARE:
   Basic and diluted ...............   $      (0.14)   $      (0.04)   $      (0.18)
Intangible assets, net .............     11,562,666        (852,250)     10,710,416
Total assets .......................     41,537,605        (852,250)     40,685,355
Stockholders' equity ...............   $ 33,604,133    $   (852,250)   $ 32,751,883

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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


     The Kinergy trade name is determined to have an indefinite life and therefore, rather than being amortized, will be periodically tested for impairment. The distribution backlog has an estimated life of six months and customer relationships were estimated to have a ten-year life and, as a result, will be amortized accordingly, unless otherwise impaired at an earlier time. The ReEnergy land option expires on December 31, 2005 and will be expensed at that time if not extended.

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, as though the acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results.

                                                             Six Months
                                                            Ended June 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
        Net sales                                  $ 48,721,682    $ 37,842,788
                                                   ============    ============
        Net loss                                   $ (4,126,026)   $ (2,227,084)
                                                   ============    ============
        Loss per share of common stock
           Basic and diluted                       $      (0.14)   $      (0.09)
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

4.   RELATED PARTY NOTES PAYABLE:
     ---------------------------

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

     Pursuant to the terms of the Share Exchange Transaction, Kinergy distributed to its sole member in the form of a promissory note, in the amount of $2,095,614 Kinergy's net worth as set forth on Kinergy's balance sheet prepared in accordance with GAAP, as of March 23, 2005. A holdback amount of $100,000 for 30 days was provided to allow Kinergy to settle its accounts. In April 2005, Kinergy paid the balance of its net worth, up to the holdback amount of $100,000. The remaining holdback amount was paid in May 2005.

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


     PRIVATE OFFERING - On March 23, 2005, the Company issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. The Company paid cash placement agent fees and expenses of approximately $1,850,400 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. (See Note 6) Additional costs related to the financing include legal, accounting, consulting, and stock certificate issuance fees that totaled approximately $270,658 through June 30, 2005.


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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


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

7.   SUBSEQUENT EVENTS:
     -----------------

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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2005
                                   (UNAUDITED)


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

                                                            Six Months
                                                          Ended June 30,
                                                    ---------------------------
                                                        2005          2004
                                                    ------------   ------------
        Net sales                                   $ 48,721,682   $ 37,842,788
                                                    ============   ============
        Net loss                                    $ (4,126,026)  $ (2,227,084)
                                                    ============   ============
        Loss per share of common stock
           Basic and diluted                        $      (0.14)  $      (0.09)
                                                    ============   ============

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004

          The following table sets forth certain of our operating data for the three months ended June 30, 2005 and 2004:

                                                                  Three Months Ended
                                                                      June 30,
                                                            ----------------------------
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

          Kinergy's gross profit margin declined by 82% from 3.9% in 2004 to 0.7% in the second quarter of 2005. The decline in Kinergy's gross profit margin in the second quarter of 2005 resulted primarily from the transition from inventory sales contracts ending in the first quarter of 2005 to new inventory sales contracts beginning in the second quarter of 2005 during a period of rapidly declining market prices. Kinergy sold ethanol under these contracts from existing inventory that was purchased at levels higher than the prevailing market price at the time of sale. Accordingly, despite the general increase in ethanol prices during the second quarter of 2005, this inventory and these sales still had the effect of depressing Kinergy's gross profit margin to 0.7% for the second quarter of 2005.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2005 increased by $1,239,658 (527%) to $1,474,696 as compared to $235,038 for the three months ended June 30, 2004. This increase was due to approximately $580,000 in additional legal, accounting and consulting fees, $225,000 for amortization of intangibles, $220,000 in additional payroll expense related to the three executive employment agreements that became effective upon the consummation of the Share Exchange Transaction on March 23, 2005, the addition of two staff positions in May and June 2005, an employee promotion in May 2005, and the addition of two executive positions in June 2005, a $65,000 increase in insurance expense related to the addition of a directors and officers insurance policy in October 2004 and an insurance premium increase effective June 2004 related to a silo fire that occurred in January 2004 at our Madera County grain facility, $42,000 in business travel expense, $35,000 in market and filing fees, $35,000 in policy and investor relations expenses, $20,000 in rents, and the net balance of $17,000 related to immaterial increases in other selling, general and administrative expenses. We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, the filing of a registration statement with the Securities and Exchange Commission to register for resale, in addition to other shares of common stock, the shares of common stock and shares of common stock underlying warrants we issued in our private offering in March 2005, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the construction of our Madera County, California ethanol production facility and increased activity in searching for and analyzing potential acquisitions.

          NON-CASH COMPENSATION AND CONSULTING FEES. Non-cash compensation and consulting fees for the three months ended June 30, 2005 increased by $573,375 (166%) to $918,375 as compared to $345,000 for the three months ended June 30, 2004. Of this increase, $651,000 was related to non-cash compensation from stock grants in connection with the hiring of two employees and $77,625 was a decrease in fees related to non-cash consulting fees for warrants that were granted in February 2004 and that vested over one year. We expect to incur non-cash consulting fee expense for warrants that vest ratably over two years in connection with the consummation of the Share Exchange transaction in the amount of $89,125 per month for the remainder of the two-year term ending on March 23, 2007.

          OTHER INCOME/(EXPENSE). Other income/(expense) reversed by $154,723 to $18,294 for the three months ended June 30, 2005, as compared to ($136,429) for the three months ended June 30, 2004, primarily due to approximately $135,000 in interest income on cash in seven day investment accounts and $20,000 net decrease in interest expense related to long-term debt, amortization of discount, construction payables, and capitalized interest related to our planned Madera County ethanol plant.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

          The following table sets forth certain of our operating data for the six months ended June 30, 2005 and 2004

                                                                 Six Months Ended
                                                                   June 30,
                                                         ----------------------------
                                                             2005            2004
                                                         ------------    ------------
     Net sales (including $1,849,236 for the six
        months ended June 30, 2005 to a related party)   $ 25,116,430    $     16,003
     Cost of goods sold                                    24,917,278          10,789
                                                         ------------    ------------
     Gross profit                                             199,152           5,214
     Selling, general and administrative expenses           1,792,668         427,058
     Services rendered in connection with feasibility
        study                                                 852,250              --
     Non-cash compensation for consulting fees              1,343,636         517,500
                                                         ------------    ------------
     Operating loss                                        (3,789,402)       (939,344)
     Other expense                                            (89,559)       (266,944)
                                                         ------------    ------------
     Loss before provision for income taxes                (3,878,961)     (1,206,288)
     Provision for income taxes                                 4,800           2,400
                                                         ------------    ------------
     Net Loss                                              (3,883,761)     (1,208,688)
                                                         ============    ============

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

          Kinergy's gross profit margin declined by 79% from 3.9% in 2004 to 0.8% for the six months ended June 30, 2005. The decline in Kinergy's gross profit margin for the first six months of 2005 resulted primarily from the transition from inventory sales contracts ending in the first quarter of 2005 to new inventory sales contracts beginning in the second quarter of 2005 during a period of rapidly declining market prices. Kinergy sold ethanol under these contracts from existing inventory that was purchased at levels higher than the prevailing market price at the time of sale. Accordingly, despite the general increase in ethanol prices during the second quarter of 2005, this inventory and these sales still had the effect of depressing Kinergy's gross profit margin to 0.7% for the entire second quarter of 2005 and to 0.8% for the six months ended June 30, 2005.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2005 increased by $1,365,610 (313%) to $1,792,668 as compared to $427,058 for the six months ended June 30, 2004. This increase was due to approximately $640,000 in additional legal, accounting and consulting fees, $225,000 for amortization of intangibles, $215,000 in additional payroll expense related to the three executive employment agreements that became effective upon the consummation of the Share Exchange Transaction on March 23, 2005, the addition of two staff positions in May and June 2005, an employee promotion in May 2005, and the addition of two executive positions in June 2005, $104,000 in additional insurance expense related to the addition of a directors and officers insurance policy in October 2004 and an insurance premium increase effective June 2004 related to a silo fire that occurred in January 2004 at our Madera County grain facility, $50,000 in business travel expense, $35,000 in market and filing fees, $35,000 in policy and investor relations expenses, $21,000 in rents, $7,000 in bad debt expense related to a receivable from R.A. Davis Commodities, and the net balance of $34,000 related to immaterial increases in other selling, general and administrative expenses. We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, the filing of a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock and shares of common stock underlying warrants we issued in our private offering in March 2005, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the construction of our Madera County, California ethanol production facility and increased activity in searching for and analyzing potential acquisitions.

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

          NON-CASH COMPENSATION AND CONSULTING FEES. Non-cash compensation and consulting fees for the six months ended June 30, 2005 increased by $826,136 (166%) to $1,343,636 as compared to $517,500 for the six months ended June 30, 2004. Of this amount, $651,000 related to non-cash compensation from stock grants in connection with the hiring of two employees, $232,250 related to a stock grant that vested upon closing of the share exchange transaction on March 23, 2005 and $57,114 related to a decrease in non-cash consulting fees for warrants that were granted in February 2004 and that vested over one year. We expect to incur non-cash consulting fee expense for warrants granted in connection with the consummation of the Share Exchange transaction that vest ratably over two years in the amount of $89,125 per month for the remainder of the two-year term ending on March 23, 2007.

          OTHER INCOME/(EXPENSE). Other income/(expense) decreased by $177,385 to $(89,559) for the six months ended June 30, 2005 as compared to ($266,944) for the six months ended June 30, 2004, primarily due to approximately $148,000 of interest income on cash in seven day investment accounts and a net decrease of $29,000 in interest expense related to long-term debt, amortization of discount, construction payables, and capitalized interest related to our planned Madera County ethanol plant.

LIQUIDITY AND CAPITAL RESOURCES

          During the six months ended June 30, 2005, we funded our operations primarily from the approximately $19,212,252 in net proceeds we received in connection with a private offering of equity securities on March 23, 2005, as described below. As of June 30, 2005, we had working capital of $15,734,748, which represented a $16,759,495 increase from negative working capital of $1,024,747 at December 31, 2004, primarily due to the proceeds from the private offering. As of June 30, 2005 and December 31, 2004, we had accumulated deficits of $7,545,007 and $3,661,246, respectively, and cash and cash equivalents of $16,427,839 and $42, respectively.

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

          Cash used in our operating activities totaled $845,259 for the six months ended June 30, 2005 as compared to cash used by operating activities of $270,529 for the six months ended June 30, 2004. This $574,730 increase in cash used in operating activities primarily resulted from an increase in inventories and pre-paid expenses.

          Cash used in our investing activities totaled $2,006,696 for the six months ended June 30, 2005 as compared to $556,846 of cash used for the six months ended June 30, 2004. Included in the results for the six months ended June 30, 2005 are net cash of $307,808 used in connection with the share exchange transaction, net cash of $2,845,742 used to purchase property, plant and equipment and net cash of $1,146,854 that we acquired in connection with the share exchange transaction.

          Cash provided by our financing activities totaled $19,279,752 for the six months ended June 30, 2005 as compared to $716,339 for the six months ended June 30, 2004. The change is primarily due to the net proceeds of $18,879,757 from a private offering of equity securities on March 23, 2005, as described below.

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

ITEM 3. CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

          A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness which has caused management to conclude that, as of June 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

          Management evaluated, in the fourth quarter of 2005 and as of June 30, 2005, the impact of this restatement on our assessment of our disclosure controls and procedures and concluded, as of June 30, 2005, that the control deficiency that resulted in the use of an incorrect purchase accounting methodology represented a material weakness.

          To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

     REMEDIATION OF MATERIAL WEAKNESS

         To remediate the material weakness in our disclosure controls and procedures identified above, we have done the following subsequent to June 30, 2005:

         We have revised our purchase accounting methodology as it relates to the acquisition of ReEnergy. Upon further examination of our purchase accounting methodology for the acquisition of ReEnergy, we determined that we made an error in our application of the relevant accounting principles under SFAS 141, paragraph 9 (with reference to EITF No. 98-3) and determined that we should have expensed $852,250 and capitalized $120,000 of the $972,250 purchase price for ReEnergy. Under SFAS 141, paragraph 9 (with reference to EITF No. 98-3), only the acquisition of an ongoing business can result in the recordation and capitalization of goodwill. At the time of the acquisition, ReEnergy did not have sufficient activities to qualify it as an ongoing business under SFAS 141, paragraph 9 (with reference to EITF No. 98-3) and accordingly, no amount of the $972,250 purchase price for ReEnergy should have been recorded as goodwill. We have determined the effect of the correction on our previously issued financial statements and have restated the accompanying financial statements for the six months ended June 30, 2005. Of the $972,250 purchase price for ReEnergy, $852,250 has been recorded as an expense for services rendered in connection with a feasibility study that was conducted with respect to real property that was subject to a purchase option held by ReEnergy and $120,000 has been recorded as an intangible asset for the fair value of a favorable option. The revision of our purchase accounting methodology as it relates to the acquisition of ReEnergy was completed in the fourth quarter of 2005. This methodology applies to the three months ended March 31, 2005 and all subsequent periods. In addition, management will use more care in the selection of appropriate assumptions and factors affecting our purchase accounting methodology for future acquisitions, if any.

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


          On June 23, 2005, we issued an aggregate of 70,000 shares of common stock to two officers as signing bonuses in connection with their acceptance of employment.


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

                                         PACIFIC ETHANOL, INC.


Dated:  October 25, 2005

                                         By: /S/ WILLIAM G. LANGLEY
                                             -----------------------------------
                                              William G. Langley
                                              Chief Financial Officer
                                              (principal financial officer and
                                                  duly authorized officer)

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