Form 10QSB
period 2005-09-30
Pacific Ethanol, Inc.
filed 2005-11-15
CIK 778164

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 2005

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

          Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

         As of November 14, 2005, there were 28,667,185 shares of Pacific Ethanol, Inc. common stock, $.001 par value per share, outstanding.

================================================================================

                                                       PART I
                                               FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
                  December 31, 2004...........................................................................  F-2

              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited)...............................................  F-4

              Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2005 and 2004 (unaudited).....................................................  F-5

              Notes to Condensed Consolidated Financial Statements (unaudited)................................  F-7

Item 2.       Management's Discussion and Analysis or Plan of Operation ......................................    2

Item 3.       Controls and Procedures.........................................................................   25

                                                      PART II
                                                 OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................   27

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.....................................   29

Item 3.       Defaults Upon Senior Securities.................................................................   29

Item 4.       Submission of Matters to a Vote of Security Holders.............................................   29

Item 5.       Other Information...............................................................................   29

Item 6.       Exhibits........................................................................................   30

Signatures    ................................................................................................   31





                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                            PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004


                                                          September 30,
                                                              2005             December 31,
                                                           (unaudited)             2004
                                                         ---------------      ---------------
                      ASSETS
                      ------
CURRENT ASSETS:
   Cash and cash equivalents                             $    11,344,034      $            42
   Accounts receivable (including $396,129 and $0 as
     of September 30, 2005 and December 31, 2004,
     respectively, from a related party)                       2,418,598                8,464
   Inventories                                                   633,691                   --
   Prepaid expenses                                            1,303,150                   --
   Prepaid inventory                                             593,636              293,115
   Other current assets                                           59,811              484,485
                                                         ---------------      ---------------
     Total current assets                                     16,352,920              786,106

PROPERTY AND EQUIPMENT, NET                                   13,416,453            6,324,824

OTHER ASSETS:
   Debt issuance costs, net                                       53,333               68,333
   Deposits                                                       14,086                   --
   Intangible assets, net                                     10,508,082                   --
                                                         ---------------      ---------------
       Total other assets                                     10,575,501               68,333
                                                         ---------------      ---------------

TOTAL ASSETS                                             $    40,344,874      $     7,179,263
                                                         ===============      ===============


            See accompanying notes to condensed consolidated financial statements.



                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (CONTINUED)


                                                                  September 30,
                                                                      2005              December 31,
                                                                   (unaudited)              2004
                                                                 ---------------       ---------------
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
   Accounts payable - trade                                      $     2,400,739       $       383,012
   Accounts payable - related party                                    1,294,566               846,211
   Accrued retention - related party                                     505,385                    --
   Accrued payroll                                                            --                18,963
   Accrued interest payable                                                   --                30,864
   Other accrued liabilities                                             845,306               531,803
                                                                 ---------------       ---------------
     Total current liabilities                                         5,045,996             1,810,853

RELATED-PARTY NOTE PAYABLE                                             2,948,081             4,012,678

COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 5)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 10,000,000 shares
     authorized, no shares issued and outstanding as of
     September 30, 2005 and December 31, 2004                                 --                    --
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 28,667,185 and 13,445,866 shares issued and
     outstanding as of September 30, 2005 and December 31,
     2004, respectively                                                   28,667                13,446
   Additional paid-in capital                                         42,374,060             5,071,632
   Unvested consulting expense                                        (1,583,739)                   --
   Due from stockholders                                                    (600)              (68,100)
   Accumulated deficit                                                (8,467,591)           (3,661,246)
                                                                 ---------------       ---------------
     Total stockholders' equity                                       32,350,797             1,355,732
                                                                 ---------------       ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    40,344,874       $     7,179,263
                                                                 ===============       ===============


                See accompanying notes to condensed consolidated financial statements.



                                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                   (UNAUDITED)


                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                              ------------------------------      ------------------------------
                                                  2005              2004              2005              2004
                                              ------------      ------------      ------------      ------------

Net sales (including $2,165,315 and           $ 26,414,305      $        829      $ 51,530,735      $     16,832
$4,017,322 for the three and nine months
ended September 30, 2005, respectively,
to a related party)

Cost of goods sold                              24,778,592                --        49,695,870            10,789
                                              ------------      ------------      ------------      ------------

Gross profit                                     1,635,713               829         1,834,865             6,043

Operating expenses:

     Selling, general and administrative
     expenses                                    2,206,985           287,672         3,999,653           714,730

     Services rendered in connection with
     feasibility study                                  --                --           852,250                --

     Non-cash compensation and consulting
     fees                                          406,331           345,000         1,749,967           862,500
                                              ------------      ------------      ------------      ------------

Loss from operations                              (977,603)         (631,843)       (4,767,005)       (1,571,187)

Other income (expense):

     Other income                                      872             2,317            27,267             2,368

     Interest income (expense)                      54,947          (148,731)          (61,007)         (415,726)
                                              ------------      ------------      ------------      ------------

Loss before provision for income taxes            (921,784)         (778,257)       (4,800,745)       (1,984,545)

Provision for income taxes                             800             6,000             5,600             8,400
                                              ------------      ------------      ------------      ------------

Net loss                                      $   (922,584)     $   (784,257)     $ (4,806,345)     $ (1,992,945)
                                              ============      ============      ============      ============

Weighted Average Shares Outstanding             28,614,819        12,334,591        23,841,380        12,064,684
                                              ============      ============      ============      ============

Net Loss Per Share                            $      (0.03)     $      (0.06)     $      (0.20)     $      (0.10)
                                              ============      ============      ============      ============


                     See accompanying notes to condensed consolidated financial statements.



                              PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                            (UNAUDITED)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                        2005              2004
                                                                    ------------      ------------

   Net loss                                                         $ (4,806,345)     $ (1,992,945)
   Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation and amortization of intangibles                        488,861            58,894
     Amortization of debt issuance costs                                  15,000            15,000
     Interest expense relating to amortization of debt discount          180,403           180,402
     Non-cash compensation expense                                       951,706                --
     Non-cash consulting expense                                         798,261           862,500
     Services rendered in connection with feasibility study              702,250                --

     (Increase) decrease in:
       Accounts receivable                                               101,525            15,551
       Inventories                                                       (52,126)               --
       Prepaid expenses and other assets                              (1,181,449)          (13,558)
       Prepaid inventory                                                (286,074)               --
       Other receivable                                                     (319)          224,490

     Increase (decrease) in:
       Accounts payable                                                  177,564          (106,141)
       Accounts payable, related party                                   448,355           325,035
       Accrued retention, related party                                  505,385                --
       Accrued payroll                                                   (18,963)           (3,579)
       Accrued interest payable                                          (31,315)         (131,574)
       Accrued liabilities                                               277,993           444,934
                                                                    ------------      ------------
         Net cash used in operating activities                        (1,729,288)         (120,991)
                                                                    ------------      ------------

Cash flows from Investing Activities:
   Additions to property, plant and equipment                         (7,146,598)         (688,727)
   Payment on related party notes receivable                                  --           199,812
   Payment on deposit                                                     (4,086)               --
   Payment on option to acquire site                                     (10,000)               --
   Net cash acquired in acquisition of Kinergy, ReEnergy
     and Accessity                                                     1,146,854                --
   Costs associated with share exchange transaction                     (307,808)         (265,217)
                                                                    ------------      ------------
         Net cash used in investing activities                        (6,321,638)         (754,132)
                                                                    ------------      ------------

Cash flows from Financing Activities:
   Proceeds from sale of stock, net                                   18,879,749           846,855
   Proceeds from exercise of stock options                               447,669                92
   Receipt of stockholder receivable                                      67,500                --
                                                                    ------------      ------------
         Net cash provided by financing activities                    19,394,918           846,947
                                                                    ------------      ------------
Net increase (decrease) in cash and cash equivalents                  11,343,992           (28,176)
Cash and cash equivalents at beginning of period                              42           249,084
                                                                    ------------      ------------
Cash and cash equivalents at end of period                          $ 11,344,034      $    220,908
                                                                    ============      ============

              See accompanying notes to condensed consolidated financial statements.



                              PACIFIC ETHANOL, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONTINUED)
                                            (UNAUDITED)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                        2005              2004
                                                                    ------------      ------------
Non-Cash Financing and Investing activities:
   Conversion of debt to equity                                     $  1,245,000      $    240,000
                                                                    ============      ============
   Issuance of stock for receivable                                 $         --      $     68,100
                                                                    ============      ============
   Purchase of ReEnergy with Stock                                  $    316,250      $         --
                                                                    ============      ============
   Shares contributed by stockholder in purchase
      of ReEnergy                                                   $    506,000      $         --
                                                                    ============      ============
   Shares contributed by stockholder in purchase
      of Kinergy                                                    $  1,012,000      $         --
                                                                    ============      ============
   Purchase of Kinergy with Stock                                   $  9,803,750      $         --
                                                                    ============      ============
   Stock returned to the Company as payment for
      stock option exercise                                         $  1,213,314      $         --
                                                                    ============      ============


              See accompanying notes to condensed consolidated financial statements.

                                               F-6

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

1.       REPORT BY MANAGEMENT:
         ---------------------

         The condensed consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company"). All significant transactions among the consolidated entities have been eliminated upon consolidation.

         The condensed consolidated financial statements have been prepared by the Company and include all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and the results of operations and the cash flows of the Company for the three and nine months ended September 30, 2005 and 2004, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. The Company's results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

         STOCK-BASED COMPENSATION - As permitted under Statement of Financial Accounting Standards No. 123 ( FAS 123), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees in accounting for stock-based awards to its employees and directors. Accordingly, the Company accounts for grants of stock options to its employees and directors according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company's common stock on the date of grant. The Company records deferred stock-based compensation when the market of the Company's common stock exceeds the exercise price of the stock options or purchase rights on the measurement date (generally, the date of grant). Any such deferred stock-based compensation is amortized ratably over the vesting period of the individual options.

         Options granted to non-employees are accounted for at fair value using the Black-Scholes Option Valuation Model in accordance with FAS 123 and Emerging Issues Task Force Consensus No. 96-18, and are subject to periodic revaluation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

         Pro forma net loss information using the fair value based method of accounting for grants of stock options to employees and directors is included in the table shown below for the three months and nine months ended September 30, 2005 and 2004:

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                            Three Months                      Nine Months
                                                        Ended September 30,                Ended September 30,
                                                   -----------------------------      ----------------------------
                                                       2005             2004              2005             2004
                                                   -----------      ------------      -----------      -----------
         Net loss attributable to common
             stockholders, as reported             $  (922,584)     $   (784,257)     $(4,806,345)     $(1,992,945)
                                                   ===========      ============      ===========      ===========
         Add:  stock-based employee
             compensation cost included in
             determination of net loss                  68,456                --           68,456               --

         Deduct:  fair value compensation cost
             under FAS 123                            (507,825)               --         (507,825)              --
                                                   -----------      ------------      -----------      -----------
         Pro forma net loss                        $(1,361,953)     $   (784,257)     $(5,245,714)     $(1,992,945)
                                                   ===========      ============      ===========      ===========
         Loss per share:
         Weighted average shares outstanding,
             as reported                           $     (0.03)     $      (0.06)     $     (0.20)     $     (0.17)
                                                   ===========      ============      ===========      ===========
         Weighted average shares outstanding,
             pro forma                             $     (0.05)     $      (0.06)     $     (0.22)     $     (0.17)
                                                   ===========      ============      ===========      ===========

         Fair market value of stock-based compensation has been estimated using the Black-Scholes option pricing model. Inputs into the pricing model include the underlying stock price at the time of fair market value measurement, the exercise price of the granted options, the remaining time to expiration from the date of grant, the underlying stock's estimated annualized volatility, and a discount rate based on the ten year treasury note yield. Annualized volatility has been estimated under the guidelines of FAS 123 and is based on the variance of historical returns of an appropriate proxy company.

         REVENUE RECOGNITION - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and the related Emerging Task Force Issue No. EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19.

         The Company derives revenue primarily from sales of ethanol. The Company's sales are based upon written agreements or purchase orders that identify the amount of ethanol to be purchased and the purchase price. Revenue is recognized, gross, upon delivery of ethanol to a customer's designated ethanol tank. Shipments are made to customers, variously, directly from suppliers and from the Company's inventory to the Company's customers by truck or rail. Ethanol that is shipped by rail originates primarily in the Midwest and takes from 10 to 14 days from date of shipment to be delivered to the customer or to one of four terminals in California and Oregon. For local deliveries the product is shipped by truck and delivered the same day as shipment

         In accordance with the criteria outlined in EITF 99-19, the Company records ethanol sales revenue at gross. The Company generally takes title to the ethanol, has the contractual obligation to deliver ethanol that meets certain specifications (hence to determine the nature, type, characteristics, or specifications of the product or services ordered by the customer), negotiates the price of the ethanol, is responsible for assuring fulfillment of the amount to be delivered, selects the

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         supplier and makes the decision as to which available inventory is matched to which sales fulfillment (not always the same customer) and assumes credit risk for the amount billed to the customer. The presence of the combination of these factors indicates that the Company has the risks and rewards of a principal in these transactions and therefore the Company records revenue at the gross amount.

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

         The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. As a result, the Company's results of operations for the three and nine months ended September 30, 2004 consist only of the operations of PEI California. The Company has consolidated the results of PEI California, Kinergy and ReEnergy beginning March 23, 2005, the date of the Share Exchange Transaction. Accordingly, the Company's

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         results of operations for the three and nine months ended September 30, 2005 consist of the operations of PEI California for the entire nine month period and the operations of the Company, Kinergy and ReEnergy from March 23, 2005 through September 30, 2005.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with the Share Exchange Transaction:

                 Current assets.............................     $    7,014,196
                 Property, plant and equipment..............              6,224
                 Intangibles, including goodwill............         10,935,750
                                                                 --------------
                    Total assets acquired...................         17,956,170
                 Current liabilities........................          4,253,177
                 Other liabilities..........................             83,017
                                                                 --------------
                    Total liabilities assumed...............          4,336,194
                                                                 --------------
                 Net assets acquired........................     $   13,619,976
                                                                 ==============
                 Shares of common stock issued..............          6,489,414
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

         The Kinergy trade name is determined to have an indefinite life and therefore, rather than being amortized, will be periodically tested for impairment. The distribution backlog has an estimated life of six months and customer relationships were estimated to have a ten-year

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         life and, as a result, will be amortized accordingly, unless otherwise impaired at an earlier time. The ReEnergy land option expires on December 15, 2005 and will be expensed at that time if not extended.

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, as though the acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results.

                                                           Nine Months
                                                       Ended September 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

                  Net sales                        $ 75,135,987    $ 56,545,947
                                                   ============    ============
                  Net loss                         $ (5,312,481)   $ (3,273,338)
                                                   ============    ============
                  Loss per share of common stock
                     Basic and diluted             $      (0.19)   $      (0.13)
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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


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

         During 2004, on July 31, September 24, and November 15, Lyles Diversified, Inc. ("LDI") converted $150,000, $90,000 and $15,000 of debt into 100,000, 60,000 and 10,000 shares of common stock, respectively, at a conversion price equal to $1.50 per share. During 2005, on January 14, February 4, March 10, and May 27, LDI converted $36,000, $114,000, $97,682 and $997,318 of debt into 24,000, 76,000,
         65,121 and 664,879 shares of the Company's common stock, respectively, at a conversion price equal to $1.50 per share. The total debt converted by LDI as of September 30, 2005 was $1,500,000 for 1,000,000 shares of the Company's common stock, at a conversion price equal to $1.50 per share.

          Pursuant to the terms of the Share Exchange Transaction, Kinergy distributed to its sole member in the form of a promissory note in the amount of $2,095,614, Kinergy's net worth as set forth on Kinergy's balance sheet prepared in accordance with GAAP, as of March 23, 2005. A holdback amount of $100,000 for 30 days was provided to allow Kinergy to settle its accounts. In April 2005, Kinergy paid the balance of its net worth, up to the holdback amount of $100,000. The remaining holdback amount was paid in May 2005.

          Pursuant to the terms of the Share Exchange Transaction, ReEnergy distributed to its members in the form of a promissory note in the amount of $1,439 ReEnergy's net worth as set forth on ReEnergy's balance sheet prepared in accordance with GAAP, as of March 23, 2005. The note balance was paid in April 2005.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


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

         PRIVATE OFFERING - On March 23, 2005, PEI California issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. PEI California paid cash placement agent fees and expenses of approximately $1,850,400 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. Additional costs related to the financing include legal, accounting, consulting, and stock certificate issuance fees that totaled approximately $272,366 through September 30, 2005.

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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


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

         The Registration Statement was not declared effective by the Securities and Exchange Commission on or before 225 days following March 23, 2005. The Company endeavored to have all security holders entitled to these registration rights execute amendments to the Registration Rights Agreement reducing the penalty from 2.0% to 1.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. This penalty reduction applies to penalties accrued on or prior to January 31, 2006 as a result of the related Registration Statement not being declared effective by the Securities and Exchange Commission. Certain of the security holders executed this amendment. However, not all security holders executed this amendment and as a result, the Company paid an aggregate of $298,050 in penalties on November 8, 2005, which will be recorded in the quarterly period ending December 31, 2005.

         STOCK OPTIONS - One outstanding option granted to an employee of the Company to acquire 25,000 shares of common stock vested on March 23, 2005 and was converted into a warrant. Non-cash compensation expense of $232,250 was recognized to record the fair value of the warrant.

         On July 26, 2005, the Company issued options to purchase an aggregate of 17,500 shares of the Company's common stock at an exercise price equal to $7.01 per share, which exercise price equals 85% of the closing price per share of the Company's common stock on that date. The options vested upon issuance and expire 10 years following the date of grant. A non-cash charge of $21,656 will be recorded in the quarter ended September 30, 2005.

         On July 26, 2005, the Company granted options to purchase an aggregate of 115,000 shares of the Company's common stock at an exercise price equal to $8.25, the closing price per share of the Company's common stock on that date, to various non-employee directors. The options vest one year following the date of grant and expire 10 years following the date of grant.

         On July 28, 2005, the Company granted options to purchase an aggregate of 30,000 shares of the Company's common stock at an exercise price equal to $8.30, the closing price per share of the Company's common

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         stock on that date, to two new non-employee directors. The options vest one year following the date of grant and expire 10 years following the date of grant.

         On August 10, 2005, the Company granted options to purchase an aggregate of 425,000 shares of the Company's common stock at an exercise price equal to $8.03, the closing price per share of the Company's common stock on the day immediately preceding that date, to its Chief Financial Officer. The options vested as to 85,000 shares immediately and 85,000 shares will vest on each of the next four anniversaries of the date of grant. The options expire 10 years following the date of grant.

         On August 10, 2005, the Company granted options to purchase an aggregate of 75,000 shares of the Company's common stock at an exercise price equal to $8.03, the closing price per share of the Company's common stock on the day immediately preceding that date, to a consultant. The options vested as to 15,000 shares immediately and 15,000 shares will vest on each of the next four anniversaries of the date of grant. The options expire 10 years following the date of grant. A non-cash charge of $70,500 was recorded in the quarter ended September 30, 2005.

         On September 1, 2005, the Company granted options to purchase an aggregate of 160,000 shares of the Company's common stock at an exercise price equal to $6.63 per share, which exercise price equals 85% of the closing price per share of the Company's common stock on the day immediately preceding that date. A non-cash charge of $46,800 was recorded in the quarter ended September 30, 2005 and will be recorded on the dates of additional vesting occurring on each of the next three anniversaries of the date of grant. The options expire 10 years following the date of grant.

         STOCK ISSUANCE - The Company issued an aggregate of 70,000 shares of common stock to two employees of the Company on their date of hire on June 23, 2005. Non-cash compensation expense of $651,000 was recognized to record the fair value of shares of common stock.

         NON-CASH COMPENSATION - On February 12, 2004, the Company entered into a consulting agreement with an unrelated party to represent the Company in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities. As compensation for such services, the Company issued warrants to the consultant to purchase 920,000 shares of the Company's common stock. These warrants vested upon the effective date of the agreement and were recognized at the fair value on the date of issuance in the amount of $1,380,000. The Company recorded non-cash expense of $172,500 and $517,500 for consulting services during the nine months ended September 30, 2005 and 2004, respectively.

         Pursuant to the consulting agreement, upon completion of the Share Exchange Transaction, the Company issued warrants to the consultant to purchase 230,000 additional shares of common stock that will vest ratably over a period of two years. The warrants were recognized at the fair value as of the start of business on March 24, 2005 in the amount of $2,139,000 and recorded as contra-equity. The Company recorded non-cash expense of $555,261 for consulting services vested during the period from March 24, 2005 to September 30, 2005. The unvested warrants in the amount of $1,583,739 will vest ratably at $89,125 per month over the remainder of the two year period.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


5.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         OPERATING LEASES - The Company leases shared office space in Fresno, California on a month-to-month basis at $4,132 per month. The related office rent expense was $32,076 and $17,648 for the nine months ended September 30, 2005 and 2004, respectively.

         The Company leases office space in Davis, California at a rate of $1,100 per month. The lease term expires on November 30, 2005.

         The Company entered into a lease for office space in Portland, Oregon on August 3, 2005. The term of the lease is three years, commencing December 1, 2005 through November 30, 2008 with monthly lease payments of $1,290 through May 31, 2007 and $1,362 from June 1, 2007 through the end of the lease term.

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

         The Company terminated the consulting agreement on November 1, 2005 and paid CMCP $150,000 for the remainder of their contract for a total of $300,000 paid in 2005 related to this consulting agreement.

         On January 5, 2005, the Company entered into an agreement with Northeast Securities, Inc. ("NESC") and Chadbourn Securities, Inc. ("Chadbourn"), a related party, in connection with the private offering on March 23, 2005 described above. The agreement provides that upon completion of a financing within the time-frame of the engagement covered by the agreement, the Company will pay NESC 6% (plus a 1% non-accountable expense allowance) of gross proceeds received by the Company, and warrants exercisable at the offering price in an amount equal to 7% of the aggregate number of shares of common stock sold in the financing. In addition, the agreement provides that Chadbourn will receive 2% (plus a 1% non-accountable expense allowance) of gross proceeds and warrants exercisable at the offering price in an amount equal to 3% of the aggregate number of shares of common stock sold in the financing. Pursuant to the terms of the agreement and in connection with the completion of the private offering described above, the

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         Company paid NESC $1,168,800, (net of a reduction of $183,600, as agreed on March 18, 2005), and issued to NESC placement warrants to purchase 450,800 shares of the Company's common stock exercisable at $3.00 per share. The Company also paid Chadbourn $627,600 and issued to Chadbourn placement warrants to purchase 212,700 shares of the Company's common stock exercisable at $3.00 per share.

         In April 2005, the Company entered into a consulting agreement in the amount of $180,000 with NESC. Under the terms of the agreement, the Company paid an initial payment of $30,000 and will continue to make monthly payments of $12,500 through April 1, 2006.

         CASUALTY LOSS - In January 2004, canola stored in one of the silos at the Company's Madera County, California facility caught on fire. The facility was fully insured with $10 million of property and general liability insurance. The canola was owned by a third party who was also insured. The insurance company has paid $1,000,000 to date and has estimated that an additional $3,000,000 of payments will be made to the Company. The Company has received a detailed engineering estimate for full restoration and is proceeding with the restoration.

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

         CONSULTING AGREEMENT- On April 27, 2005, the Company engaged a consulting firm to explore capital raising alternatives. The Company paid the consulting firm an initial engagement fee of $300,000 upon execution of its engagement agreement. The engagement agreement also requires an additional engagement fee, the amount of which is dependent upon the number of the Company's projects to be financed. The additional engagement fee has a range of a minimum of $300,000 and a maximum of one-half of one percent (1/2%) of the capital raised, and is payable upon the occurrence of certain events. In addition, the Company is obligated to pay to the consulting firm an arrangement fee of three percent (3%) of the capital raised, which amount is payable upon the closing of the financing transaction. If, however, the capital raised finances only one Company project and the consulting firm arranges additional financing to finance another Company project, the arrangement fee under the second financing is to be three and one-half percent (3.5%) but there shall be no additional engagement fee for the second financing. The Company is also to pay to the consulting firm an annual administration fee of $75,000 if one Company project is financed and $100,000 if two Company projects are financed, which amounts are payable for each year during which debt financing raised by the consulting firm is outstanding.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


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

         RESOURCES AGREEMENT - Effective August 10, 2005, the Company entered into a resources agreement with Tatum CFO Partners ("Tatum") relating to the Executive Employment Agreement with William Langley, its Chief Financial Officer, whereby the Company agreed to pay as compensation for resources to be provided by Tatum, a lump sum signing fee of $69,375 and $1,000 per month during the term of the Resources Agreement, which remains in effect for the duration of Mr. Langley's employment with the Company. In addition, on August 10, 2005, the Company granted options to purchase an aggregate of 75,000 shares of the Company's common stock at an exercise price equal to $8.03, the closing price per share of the Company's common stock on the day immediately preceding that date, to Tatum CFO Partners. The agreement requires that of the options to be issued in the future, if any, to William G. Langley, the Company's Chief Financial Officer, 15% of such options are to be issued to Tatum.

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

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         OPTION TO ACQUIRE LAND - On August 22, 2005, the Company entered into an Option Agreement to acquire approximately 60 acres of unimproved real property at a purchase price of $7,500 per acre, for the purpose of developing an ethanol plant. The Company paid $50,000 as option consideration on the grant date and an additional $100,000 will be due on the 1st and 2nd anniversary dates of the grant date. The option payments will be applied to the purchase price in the event the option is exercised. The Company must make additional quarterly non-refundable option payments of 2.5% of the total anticipated purchase price less option payment(s) made to date until the option is exercised or expired. This option expires on August 21, 2008.

         OPTION TO LEASE - On August 17, 2005, the Company entered into a Letter of Intent for an option to lease approximately 25 acres for the purpose of developing an ethanol plant. The term of the option is for a period of one year, beginning August 10, 2005. The Company paid $10,000 as consideration for the option.

6.       SUBSEQUENT EVENTS:
         ------------------

         PURCHASE AGREEMENT - On August 10, 2005, the Company entered into a Membership Interest Purchase Agreement with certain holders of a limited liability company under which the Company intended to purchase all of the outstanding membership interests of the limited liability company. The limited liability company is the owner of a newly-constructed ethanol production facility in Goshen, California that is undergoing initial start-up testing. The purchase price, subject to certain adjustments, was $48 million, payable in approximately $31 million in cash, the assumption of approximately $9 million in debt and the issuance by the Company to the members of the limited liability company of an aggregate of $8 million in convertible subordinated promissory notes. To the extent that debt actually assumed by the Company was greater or less than $9 million, the cash payment of approximately $31 million was to be reduced or increased, respectively, by an equal amount. The closing of the transaction was subject to the satisfaction of certain conditions, including the securing by the Company of all funding necessary to finance the transaction, satisfactory results of the Company's due diligence and the Company's ability to obtain the agreement of all members of the limited liability company. The agreement was to terminate automatically in the event that the closing of the purchase transaction did not occur by the earlier of October 15, 2005 and the sixtieth day following the satisfaction of a certain ethanol production milestone.

         The deadline for the closing of the transaction contemplated by the agreement was October 15, 2005. This deadline was not met and was not waived by any party to the agreement; accordingly, the agreement terminated automatically on October 15, 2005.

         OPTION TO LEASE - On October 5, 2005, the Company entered into an Agreement of Option to Lease approximately 15 acres for the purpose of developing an ethanol plant. The Company paid a $5,000 refundable option deposit and $5,000 non-refundable option payment to be credited to the first payment(s) of base rent payable under the lease. The parties have 60 days from the date of the option agreement to finalize the terms and conditions of the lease. The option expires on January 30, 2006 if the Company does not extend the option per the terms of the agreement.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         LOAN REVISION/EXTENSION AGREEMENT - On November 1, 2005, Kinergy executed a Loan Revision/Extension Agreement (the "Agreement") dated October 4, 2005 with Comerica Bank. The Agreement is effective as of June 20, 2005 and relates to a Master Revolving Note dated September 24, 2004 in the amount of $2 million, as further described below. Under the Agreement, the maturity date of the Master Revolving Note was extended from October 5, 2005 to October 5, 2006. As of the execution date of the Agreement, no amounts were owed to Comerica under the Master Revolving Note. Principal amounts outstanding under the Note accrue interest, on a per annum basis, at the prime rate of interest plus 1.0%.

         In connection with the Revision/Extension Agreement, certain other agreements were also entered into with Comerica by Kinergy and the Company. A Letter Agreement provides for the delivery by Kinergy of certain financial documents and includes certain financial covenants and limitations. In addition, Kinergy is obligated to provide to Comerica annual audited financial statements and quarterly financial statements as well as quarterly accounts receivable and accounts payable ageing reports. A Guaranty dated October 4, 2005 in favor of Comerica was executed by the Company and relates to the Agreement and the Master Revolving Note described above and any other obligations of Kinergy to Comerica. Under the Guaranty, the Company guarantees payment and performance of all indebtedness and obligations of Kinergy to Comerica. A Security Agreement dated as of September 24, 2004 was executed by Kinergy in favor of Comerica in connection with Kinergy's indebtedness and obligations under the Master Revolving Note and other agreements with Comerica. The Security Agreement grants a continuing security interest and lien to Comerica in certain collateral comprising essentially all of Kinergy's assets. Kinergy is obligated to keep the collateral free of all liens, claims and encumbrances other than those in favor of Comerica.

         AMENDED AND RESTATED PHASE 1 DESIGN-BUILD AGREEMENT - On November 2, 2005, Pacific Ethanol Madera LLC ("PEI Madera"), a wholly-owned subsidiary of the Company, entered into an Amended and Restated Phase 1 Design-Build Agreement (the "Amended Agreement") with a builder ("Builder"). The Amended Agreement amended and restated that certain Standard Form of Design-Build Agreement and General Conditions dated July 7, 2003 between Builder and PEI California. The Amended Agreement provides for design and build services to be rendered by Builder to PEI Madera with respect to an ethanol production facility currently under construction in Madera County, California (the "Project"). Under the Amended Agreement, Builder is to operate in a general contractor capacity and procure engineering and construction services from third parties. The Amended Agreement stipulates that the engineer for the Project is to be Delta-T Corporation. The Amended Agreement provides for a guaranteed maximum price proposal of $15.0 million. However, PEI Madera is liable for additional costs to the extent that the scope of work actually performed by Builder exceeds the scope of work that is the basis for the guaranteed maximum price. In addition, the cost of services performed directly by the engineer for the Project, Delta-T Corporation, is not included in such guaranteed maximum price. The completion date of the work contemplated by the Amended Agreement is to be November 20, 2005.

         PEI Madera may terminate the Amended Agreement but must pay Builder for all costs associated with the work on the Project. If PEI Madera terminates the Amended Agreement and selects another design-builder, then PEI Madera is to pay for all costs associated with the work on the

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         Project as well as a $5.0 million premium. PEI Madera is also required to pay Builder fair compensation for all equipment retained by Builder and PEI Madera is required to assume all obligations, commitments and unsettled claims that Builder has undertaken or incurred in good faith in connection with the work on the Project. In the event that Builder fails to perform any of its material obligations under the Amended Agreement, PEI Madera may terminate the Amended Agreement without the obligation to pay the $5.0 million premium but only after such failure continues for forty-five days following receipt by Builder of written notice of such failure.

         PHASE 2 DESIGN-BUILD AGREEMENT - On November 2, 2005, PEI Madera entered into a Phase 2 Design-Build Agreement (the "Phase 2 Agreement") with Builder. The Phase 2 Agreement covers additional work to be performed by Builder for the completion of the Project. The final completion date of the work contemplated by the Phase 2 Agreement is five hundred forty-five days after PEI Madera's notice to Builder to proceed. As of the date of this report, PEI Madera has not yet delivered its notice to proceed to Builder. The Phase 2 Agreement provides for a guaranteed maximum price proposal of approximately $34.0 million. However, PEI Madera is liable for additional costs to the extent that the scope of work actually performed by Builder exceeds the scope of work that is the basis for the guaranteed maximum price. In the event that the total costs and fees for Phase 2 of the Project are less than the guaranteed maximum price of approximately $34.0 million, then Builder and PEI Madera are to share such difference equally.

         Delays in work beyond the substantial completion date not caused by PEI Madera will result in PEI Madera being entitled to liquidated damages. These liquidated damages are to be calculated as $23,000 per day multiplied by one minus the daily operating rate for such day. The daily operating rate is calculated based on the actual operating capacity for that day (expressed in millions of gallons per year) divided by thirty-five million gallons. As an incentive bonus for achieving substantial completion prior to the specified date, PEI Madera is to pay to Builder $12,500 per day for each day in advance of such date. Fifty percent of any bonus is payable within thirty days after substantial completion and the remaining fifty percent is payable once final completion is achieved. The aggregate amount of any liquidated damages or incentive bonus is not to exceed $2.5 million.

         LETTER AGREEMENT - On November 2, 2005, PEI California entered into a Letter Agreement (the "Letter Agreement") with Builder. The Letter Agreement relates to the Amended Agreement and the Phase 2 Agreement described above. Under the Letter Agreement, in the event that Builder pays performance liquidated damages to PEI Madera under the Phase 2 Agreement as a result of a defect attributable Delta-T Corporation, the engineer for the Project, or in the event that Builder pays liquidated damages to PEI Madera under the Phase 2 Agreement as a result of a delay that is attributable to Delta-T Corporation, then PEI California agrees to reimburse Builder for such liquidated damages. However, PEI California is not responsible for the first $2.0 million of reimbursement. In addition, in the event that Builder recovers amounts from Delta-T Corporation for such defect or delay, then Builder will not seek reimbursement from PEI California. The aggregate reimbursement obligations of PEI California under the Letter Agreement are not to exceed $8.1 million.

                     PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         CONTINUING GUARANTY (JONES) - On November 3, 2005, William L. Jones, a related party and the Chairman of the Board of Directors of the Company, executed a Continuing Guaranty (the "Jones Guaranty") in favor of Builder. Under the Jones Guaranty, Mr. Jones guarantees to Builder the payment obligations of PEI California under the Letter Agreement. Under the Jones Guaranty, Builder is to seek payment on a pro rata basis from Mr. Jones and Neil Koehler (as described below), but in the event that Mr. Koehler fails to make payment, then Mr. Jones is responsible for any shortfall. However, the full extent of Mr. Jones' liability under the Jones Guaranty, including for any shortfall for non-payment by Mr. Koehler, is limited to $4.0 million plus any attorneys' fees, costs and expenses.

         CONTINUING GUARANTY (KOEHLER) - On November 3, 2005, Neil Koehler, a related party and Chief Executive Officer and President and a member of the Board of Directors of the Company, executed a Continuing Guaranty (the "Koehler Guaranty") in favor of Builder. Under the Koehler Guaranty, Mr. Koehler guarantees to Builder the payment obligations of PEI California under the Letter Agreement. Under the Koehler Guaranty, Builder is to seek payment on a pro rata basis from Messrs. Jones (as described above) and Koehler, but in the event that Mr. Jones fails to make payment, then Mr. Koehler is responsible for any shortfall. However, the full extent of Mr. Koehler's liability under the Koehler Guaranty, including for any shortfall for non-payment by Mr. Jones, is limited to $4.0 million plus any attorneys' fees, costs and expenses.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this report. This report and our condensed consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o the projected growth or contraction in the ethanol market in which we operate;
         o        fluctuations in the market price of ethanol;
         o our business strategy for expanding, maintaining or contracting our presence in this market;
         o our ability to obtain the necessary financing to complete construction of our planned ethanol production facilities, including our facility in Madera County, California;
         o anticipated trends in our financial condition and results of operations; and
         o our ability to distinguish ourselves from our current and future competitors.

          We do not undertake to update, revise or correct any forward-looking statements.

          Any of the factors described above or in the "Risk Factors" section could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

          Our primary goal is to become a leader in the production, marketing and sale of ethanol and other renewable fuels in the Western United States.

          Through our wholly-owned subsidiary, Kinergy Marketing, LLC, or Kinergy, we are currently engaged in the business of marketing ethanol in the Western United States. We provide transportation, storage and delivery of ethanol through third-party service providers. We sell ethanol primarily in California, Nevada, Arizona and Oregon and have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States. We do not currently produce any ethanol that we sell. Until we commence the production of ethanol, if at all, we expect our operations to consist primarily of the marketing and sale of ethanol produced by third-parties. Accordingly, we expect that unless and until we complete the construction of our initial ethanol production facility in Madera County our consolidated net sales will consist solely of net sales generated by Kinergy. We anticipate that our net sales will grow in the long-term as demand for ethanol increases and as a result of our marketing agreements with third-party ethanol producers.

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

          Through our wholly-owned subsidiary, Pacific Ethanol California, Inc., or PEI California, we are constructing an ethanol production facility in Madera County to begin the production and sale of ethanol and its co-products if we are able to secure all the necessary financing to complete construction of this facility. To date, we have not obtained all of this financing. See "Risk Factors
- Risks Relating to the Business of PEI California." We also intend to construct or otherwise acquire additional ethanol production facilities as financing resources and business prospects make the construction or acquisition of these facilities advisable. PEI California has, to date, not conducted any significant business operations other than the acquisition of real property located in Madera County, on which we are constructing our first ethanol production facility.

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

          We believe that the only consistent price risk to Kinergy is currently inventory risk. Management seeks to optimize transitions to new inventory sales contracts and reduce the effects of declining ethanol prices by managing inventory as carefully as possible to decrease inventory levels in anticipation of declining ethanol prices. In addition, management seeks to increase inventory levels in anticipation of rising ethanol prices. Because Kinergy increases inventory levels in anticipation of rising ethanol prices and decreases inventory levels in anticipation of declining ethanol prices, it is subject to the risk of ethanol prices moving in unanticipated directions, which could result in declining or even negative gross profit margins over certain periods of time, but also enables Kinergy to potentially benefit from above-normal gross profit margins.

          Over the past few years, the market price of ethanol has experienced significant fluctuations. More recently, the price of ethanol declined by approximately 25% from its 2004 average price per gallon in five months from January 2005 through May 2005 and reversed this decline and increased to approximately 55% above its 2004 average price per gallon in four months from June 2005 through September 2005. Since September 2005, the price of ethanol has generally trended downward and the average price of ethanol during October 2005 and through mid-November 2005 was approximately 24% above its 2004 average price per gallon. We believe that the market price of ethanol will, for the foreseeable future, continue to experience significant fluctuations which may cause our future results of operations to fluctuate significantly. As a result, our historical results of operations may not be predictive of our future results of operations.

          Historically, Kinergy's gross profit margins have averaged between 2.0% and 4.4%. Kinergy's gross profit margin in 2004 was 3.9%. We believe that Kinergy's future gross profit margins will be lower than historical levels for two principal reasons. First, higher ethanol sales volumes and increased competition in the ethanol market have reduced margins, and we believe will continue to reduce margins, as compared to historical levels. Second, Kinergy is emphasizing direct sales to a greater degree. Direct sales ordinarily have gross profit margins of approximately 1.0% over periods of one year or more, a level that is consistent with our recent ethanol marketing agreements with Front Range Energy, LLC and Phoenix Bio-Industries, LLC, and, we believe, with the ethanol marketing industry as a whole. Inventory sales ordinarily have base gross profit margins of approximately 1.0% to 2.0%, assuming stability in the price of ethanol, over periods of one year or more. We believe that, for our inventory sales, gross profit margins above or below this range likely result from fluctuations in the market price of ethanol. Historically, Kinergy's sales were comprised to a greater degree of inventory sales that often involved the buying and selling of ethanol based on anticipated trends in the market price of ethanol. These inventory sales represented higher-risk positions but enabled Kinergy to achieve higher margin levels, as compared to direct sales, as a result of correctly anticipating fluctuations in the market price of ethanol. As a result of highly-volatile ethanol prices, we are unable to estimate Kinergy's future gross profit margins from inventory sales. However, we believe that over longer periods of up to a year or more, our gross profit margin from inventory sales is unlikely to exceed our historic high average gross profit margin of 4.4%.

          If we are able to complete our ethanol production facility in Madera County and commence producing ethanol, we expect our gross profit margins for ethanol that we produce to be substantially higher than our gross profit margins for Kinergy's direct sales and inventory sales activities. However, any gross profits that we realize from the production of ethanol will be highly dependent upon the prevailing market price of ethanol at the time of sale. Moreover, in light of the recent and expected future volatility in the price of ethanol, we are now, and expect for the foreseeable future to be, unable to estimate our gross profit margins resulting from the sale of ethanol that we may produce.

          Kinergy's gross profit margin declined by 56% from 3.9% in 2004 to 1.7% in the first quarter of 2005, declined further by 82% from 3.9% in 2004 to 0.7% in the second quarter of 2005 and increased by 59% from 3.9% in 2004 to 6.2% in the third quarter of 2005. Kinergy's gross profit margin for the full nine months ended September 30, 2005 declined by 8% from 3.9% in 2004 to 3.6%. Kinergy's gross profit margin in the first quarter of 2005 is generally reflective of the contracted margins for that period. The decline in Kinergy's gross profit margin in the second quarter of 2005 resulted primarily from the transition from inventory sales contracts ending in the first quarter of 2005 to new inventory sales contracts beginning in the second quarter of 2005 during a period of rapidly declining market prices. As discussed above, because of the time lag in delivering ethanol under new inventory sales contracts, Kinergy sold ethanol under these contracts from existing inventory that was purchased at levels higher than the prevailing market price at the time of sale. The increase in Kinergy's gross profit margin in the third quarter of 2005 is generally reflective of opportunistic buying and selling during a period of rapidly increasing market prices. As noted above, the price of ethanol declined during the first and second quarters of 2005 by approximately 25% from its 2004 average price per gallon in five months from January 2005 through May 2005 and reversed this decline and increased during the third quarter of 2005 to approximately 55% above its 2004 average price per gallon in four months from June 2005 through September 2005. Since September 2005, the price of ethanol has generally trended downward and the average price of ethanol during October 2005 and through mid-November 2005 was approximately 24% above its 2004 average price per gallon.

          Management correctly anticipated a softening in the price ethanol in early 2005, but neither management nor, we believe, the ethanol industry as a whole, anticipated the speed and the extent of the decline in the price of ethanol from January 2005 through May 2005. As a result, Kinergy was forced to sell some ethanol at negative gross profit levels following the rapid and extensive decline in the price of ethanol. In the second quarter of 2005, and before ethanol prices increased to levels significantly higher than their recent lows, Kinergy sold much of this ethanol inventory that was acquired at prices higher than those prevailing at the time of sale. Accordingly, despite the general increase in ethanol prices during the second quarter of 2005, this inventory and these sales still had the effect of depressing Kinergy's gross profit margin to 0.7% for the entire second quarter of 2005 and to 0.8% for the six months ended June 30, 2005. However, as a result of the substantial increase in the price of ethanol during the third quarter of 2005, and the opportunistic buying and selling of ethanol during that period, Kinergy's gross profit margin increased to 6.2% for the third quarter of 2005, a level significantly higher than our gross profit margins for either the first or second quarters of 2005. As noted above, our results in the third quarter of 2005 raised Kinergy's gross profit margin to 3.6% for the nine months ended September 30, 2005.

          Management decided to maintain net long ethanol positions in the first and second quarters of 2005 as a result of a confluence of factors, including its expectation of increased prices of gasoline and petroleum and anticipated favorable federal legislation that we expected would increase the demand for and price of ethanol over the short- and longer-terms. We believe that these factors were, however, outweighed by a sudden but short-lived excess of ethanol supplied to the market by a number of new ethanol production facilities. We believe that the sudden and short-lived excess of ethanol supplied to the market coupled with higher market-wide inventory levels caused the rapid and steep decline in the price of ethanol. Following its rapid decline during January 2005 through May 2005, the price of ethanol reversed and subsequently increased to unprecedented high levels from June 2005 through September 2005. We believe that this increase in the price of ethanol demonstrates that the fundamental factors considered by management in deciding to maintain net long ethanol positions ultimately were the prevailing forces in driving the price of ethanol to unprecedented high levels. In addition, we believe that these factors contributed and will continue to contribute to the market's relatively quick absorption of the additional supply of ethanol that was, and that continues to be, supplied to the market by new ethanol production facilities.

SHARE EXCHANGE TRANSACTION

          On March 23, 2005, we completed a share exchange transaction, or the Share Exchange Transaction, with the shareholders of PEI California, and the holders of the membership interests of each of Kinergy and ReEnergy, pursuant to which we acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the share exchange, our predecessor, Accessity, reincorporated in the State of Delaware under the name "Pacific Ethanol, Inc." through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the reincorporation. We are the surviving entity resulting from the reincorporation merger and have three principal wholly-owned subsidiaries: Kinergy, PEI California and ReEnergy.

          In connection with the Share Exchange Transaction, we issued an aggregate of 20,610,987 shares of common stock to the shareholders of PEI California, 3,875,000 shares of common stock to the limited liability company member of Kinergy and an aggregate of 125,000 shares of common stock to the limited liability company members of ReEnergy. In addition, holders of options and warrants to acquire an aggregate of 3,157,587 shares of common stock of PEI California were, following the consummation of the Share Exchange Transaction, deemed to hold warrants to acquire an equal number of our shares of common stock. Also, a holder of a promissory note convertible into an aggregate of 664,879 shares of common stock of PEI California was, following the consummation of the Share Exchange Transaction, entitled to convert the note into an equal number of shares of our common stock.

          The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. As a result, our results of operations for the nine months ended September 30, 2004 and the fiscal years 2004 and 2003 consist of the operations of PEI California only. We have consolidated the results of PEI California, Kinergy and ReEnergy beginning March 23, 2005, the date of the Share Exchange Transaction. Accordingly, our results of operations for the nine months ended September 30, 2005 consist of the operations of PEI California for the entire nine month period and the operations of the Company, Kinergy and ReEnergy from March 23, 2005 through September 30, 2005.

          PEI California has, to date, not conducted any significant business operations other than the acquisition of real property located in Madera County on which we are constructing our first ethanol production facility. ReEnergy does not presently have any significant business operations or plans but does hold an option to acquire real property in Visalia, California, on which we intend to build an ethanol production facility.

          We have consolidated the results of operations of Kinergy beginning from March 23, 2005, the date of the closing of the Share Exchange Transaction. We expect that, until we complete construction of our ethanol production facility in Madera County, our operations will consist solely of operations conducted by Kinergy.

          The following table summarizes the unaudited assets acquired and liabilities assumed in connection with the Share Exchange Transaction (as restated):

                 Current assets.............................     $    7,014,196
                 Property, plant and equipment..............              6,224
                 Intangibles, including goodwill............         10,935,750
                                                                 --------------
                    Total assets acquired...................         17,956,170
                 Current liabilities........................          4,253,177
                 Other liabilities..........................             83,017
                                                                 --------------
                    Total liabilities assumed...............          4,336,194
                                                                 --------------
                 Net assets acquired........................     $   13,619,976
                                                                 ==============
                 Shares of common stock issued..............          6,489,414
                                                                 ==============

          The purchase price represented a significant premium over the recorded net worth of the acquired entities' assets. In deciding to pay this premium, we considered various factors, including the value of Kinergy's trade name, Kinergy's extensive market presence and history, Kinergy's industry knowledge and expertise, Kinergy's extensive customer relationships and expected synergies with Kinergy's business and assets and our planned entry into the ethanol production business.

          The following table summarizes, on an unaudited pro forma basis, our combined results of operations, as though the acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for amortization of intangibles and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results.

                                                      Nine Months
                                                   Ended September 30,
                                            -------------------------------
                                                 2005               2004
                                            -------------      ------------

         Net sales                          $  75,135,987      $ 56,545,947
                                            =============      ============
         Net loss                           $  (5,312,481)     $ (3,273,338)
                                            =============      ============
         Loss per share of common stock
            Basic and diluted               $       (0.19)     $      (0.13)
                                            =============      ============

          Prior to the Share Exchange Transaction, through its wholly-owned subsidiary Sentaur Corp., Accessity was in the business of providing medical billing recovery services for hospitals. Sentaur Corp.'s services were designed to help hospitals recoup discounts improperly taken by insurance companies and other institutional payors of medical treatments. In addition, through its wholly-owned subsidiary DriverShield CRM Corp., Accessity was in the business of providing internet-based vehicle repair management services, including collision and general repair programs, estimating and auditing services and vehicle rentals for insurance companies and affinity group members.

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

         REVENUE RECOGNITION

          We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and the related Emerging Task Force Issue No. EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19.

          We derive revenue primarily from sales of ethanol. Our sales are based upon written agreements or purchase orders that identify the amount of ethanol to be purchased and the purchase price. Revenue is recognized, gross, upon delivery of ethanol to a customer's designated ethanol tank. Shipments are made to customers, variously, directly from suppliers and from our inventory to our customers by truck or rail. Ethanol that is shipped by rail originates primarily in the Midwest and takes from 10 to 14 days from date of shipment to be delivered to the customer or to one of four terminals in California and Oregon. For local deliveries the product is shipped by truck and delivered the same day as shipment

          In accordance with the criteria outlined in EITF 99-19, we record ethanol sales revenue at gross. We generally take title to the ethanol, have the contractual obligation to deliver ethanol that meets certain specifications

(hence to determine the nature, type, characteristics, or specifications of the product or services ordered by the customer), negotiate the price of the ethanol, are responsible for assuring fulfillment of the amount to be delivered, select the supplier and make the decision as to which available inventory is matched to which sales fulfillment (not always the same customer) and assume credit risk for the amount billed to the customer. The presence of the combination of these factors indicates that we have the risks and rewards of a principal in these transactions and therefore we record revenue at the gross amount.

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

         We made a $150,000 cash payment and issued stock valued at $316,250 for the acquisition of ReEnergy. In addition, certain stockholders sold stock to the members of ReEnergy, increasing the purchase price by $506,000. The purchase price for ReEnergy totaled $972,250. Of this amount, $120,000 was recorded as an intangible asset for the fair value of a favorable option to acquire land and because the acquisition of ReEnergy was not deemed to be an acquisition of a business, the remaining purchase price of $852,250 was recorded as an expense for services rendered in connection with a feasibility study. The ReEnergy land option will expire on December 15, 2005 and will be expensed at that time if not extended.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

          The following table sets forth certain of our operating data for the three months ended September 30, 2005 and 2004:

                                                                                       Three Months Ended
                                                                                ---------------------------------
                                                                                          September 30,
                                                                                      2005              2004
                                                                                ---------------    --------------
        Net sales (including $2,165,315 for the three months
           ended September 30, 2005 to a related party)....................     $    26,414,305    $          829
        Cost of goods sold.................................................          24,778,592                 0
                                                                                ---------------    --------------
        Gross profit.......................................................           1,635,713               829
        Selling, general and administrative expenses.......................           2,206,985           287,672
        Non-cash compensation for consulting fees..........................             406,331           345,000
                                                                                ---------------    --------------
        Operating loss.....................................................            (977,603)         (631,843)
        Other income/(expense).............................................              55,819          (146,414)
                                                                                ---------------    --------------
        Loss before provision for income taxes.............................            (921,784)         (778,257)
        Provision for income taxes.........................................                 800             6,000
                                                                                ---------------    --------------
        Net loss...........................................................     $      (922,584)   $     (784,257)
                                                                                ===============    ==============

          NET SALES. Net sales for the three months ended September 30, 2005 increased by $26,413,476 to $26,414,305 as compared to $829 for the three months ended September 30, 2004. Sales attributable to the acquisition of Kinergy on March 23, 2005 contributed $26,413,476 of this increase. Without the acquisition of Kinergy, our net sales for the three months ended September 30, 2005 would have been $0. This was due to ceasing our transloading services in order to begin construction of our Madera County ethanol plant on this site.

          GROSS PROFIT. Gross profit for the three months ended September 30, 2005 increased by $1,634,884 to $1,635,713 as compared to $829 for the three months ended September 30, 2004, primarily due to the acquisition of Kinergy on March 23, 2005. Gross profit as a percentage of net sales increased to 6.2% for the three months ended September 30, 2005 as compared to 100% for the three months ended September 30, 2004. This difference is attributable to the acquisition of Kinergy on March 23, 2005.

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

          Kinergy's gross profit margin increased by 59% from 3.9% in 2004 to 6.2% in the third quarter of 2005. The increase in Kinergy's gross profit margin in the third quarter of 2005 is generally reflective of opportunistic buying and selling during a period of rapidly increasing market prices.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2005 increased by $1,919,313 (667%) to $2,206,985 as compared to $287,672 for the three months ended September 30, 2004. This increase was primarily due to $588,332 in additional legal, accounting and consulting fees, $202,304 from amortization of intangibles and $293,068 in additional payroll expense related to three executive employment agreements that became effective upon the consummation of the Share Exchange Transaction on March 23, 2005, the addition of two staff positions in May and June 2005, an employee promotion in May 2005, the addition of two executive positions in June 2005 and the addition of two ethanol plant management positions in September 2005. The increase in selling, general and administrative expenses also was due to a $300,000 increase from the accrual of a bonus due Neil Koehler under his employment agreement, a $154,918 increase from expenses related to the termination of the proposed acquisition of Phoenix Bio-Industries, LLC, $97,401 in additional research and development expenses, a $40,423 increase in insurance expense related to the addition of a directors and officers insurance policy in October 2004 and an insurance premium increase effective June 2004 related to a silo fire that occurred in January 2004 at our Madera County grain facility, a $78,725 increase in business travel expense, a $30,581 increase in market and filing fees, a $27,212 increase in policy and investor relations expenses, a $27,266 increase in marketing expense, a $19,633 increase in rents, a $12,944 increase in telephone expense, $11,790 related to Kinergy LLC gross receipts fee, and the net balance of $34,715 related to various increases in other selling, general and administrative expenses.

          We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, the filing of a registration statement with the Securities and Exchange Commission to register for resale, in addition to other shares of our common stock, the shares of common stock and shares of common stock underlying warrants PEI California issued in its private offering in March 2005, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the construction of our Madera County, California ethanol production facility and increased activity in searching for and analyzing potential acquisitions.

          NON-CASH COMPENSATION AND CONSULTING FEES. Non-cash compensation and consulting fees for the three months ended September 30, 2005 increased by $61,331 (18%) to $406,331 as compared to $345,000 for the three months ended September 30, 2004. Of this increase, $70,500 was related to non-cash consulting fees for stock options granted to a consulting firm in connection with the employment of our Chief Financial Officer, $46,800 related to non-cash compensation from stock options granted in connection with the hiring of two ethanol plant managers, $21,656 related to non-cash compensation from stock options granted to reward employees for past performance, and $77,625 was a decrease in fees related to non-cash consulting fees for warrants that were granted in February 2004 and that vested over one year. We expect to incur non-cash consulting fee expenses for warrants that vest ratably over two years in connection with the consummation of the Share Exchange Transaction in the amount of $89,125 per month for the remainder of the two-year term ending on March 23, 2007.

          OTHER INCOME/(EXPENSE). Other income/(expense) increased by $202,233 to $55,819 for the three months ended September 30, 2005, as compared to ($146,414) for the three months ended September 30, 2004, primarily due to approximately $110,950 in interest income on cash held in seven day investment accounts and a net decrease of $91,283 in interest expense related to long-term debt, amortization of discount, and construction payables, net of capitalized interest related to our planned Madera County ethanol plant.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

          The following table sets forth certain of our operating data for the nine months ended September 30, 2005 and 2004

                                                                             Nine Months Ended
                                                                                September 30,
                                                                      ---------------------------------
                                                                           2005                2004
                                                                      --------------     --------------
Net sales (including $4,017,322 for the nine months ended
   September 30, 2005 to a related party)..........................   $   51,530,735     $       16,832
Cost of goods sold.................................................       49,695,870             10,789
                                                                      --------------     --------------
Gross profit.......................................................        1,834,865              6,043
Selling, general and administrative expenses.......................        3,999,653            714,730
Services rendered in connection with feasibility study.............          852,250                 --
Non-cash compensation for consulting fees..........................        1,749,967            862,500
                                                                      --------------     --------------
Operating loss.....................................................       (4,767,005)        (1,571,187)
Other expense......................................................          (33,740)          (413,358)
                                                                      --------------     --------------
Loss before provision for income taxes.............................       (4,800,745)        (1,984,545)
Provision for income taxes.........................................            5,600              8,400
                                                                      --------------     --------------
Net Loss...........................................................   $   (4,806,345)    $   (1,992,945)
                                                                      --------------     --------------

          NET SALES. Net sales for the nine months ended September 30, 2005 increased by $51,513,903 to $51,530,735 as compared to $16,832 for the nine months ended September 30, 2004. Sales attributable to the acquisition of Kinergy on March 23, 2005 contributed $51,513,903 of this increase. Without the acquisition of Kinergy, our net sales would have been $0. This was due to ceasing our transloading services in order to begin construction of our Madera County ethanol plant on this site.

          GROSS PROFIT. Gross profit for the nine months ended September 30, 2005 increased by $1,828,822 to $1,834,865 as compared to $6,043 for the nine months ended September 30, 2004, primarily due to the acquisition of Kinergy on March 23, 2005. Gross profit as a percentage of net sales decreased to 3.6% for the nine months ended September 30, 2005 as compared to 36% for the nine months ended September 30, 2004. This difference is attributable to the acquisition of Kinergy on March 23, 2005.

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

          Kinergy's gross profit margin declined by 8% from 3.9% in 2004 to 3.6% for the nine months ended September 30, 2005. The decline in Kinergy's gross profit margin for the first nine months of 2005 resulted primarily from a combination of factors. The transition from inventory sales contracts ending in the first quarter of 2005 to new inventory sales contracts beginning in the second quarter of 2005 during a period of rapidly declining market prices reduced gross profit margins for the first and second quarters of 2005. This reduction was offset by rapidly increasing market prices during the third quarter of 2005 resulting in a gross profit margin of 6.2% for that period and a combined gross profit margin of 3.6% for the nine months ended September 30,

2005. Kinergy sold ethanol under these contracts from existing inventory that was purchased at levels higher than the prevailing market price at the time of sale in the second quarter of 2005 and conversely sold ethanol under these contracts from existing inventory that was purchase at levels lower than the prevailing market price at the time of sale in the third quarter. Accordingly, the fluctuation in ethanol prices during the nine months ended September 30, 2005, had the net effect of reducing Kinergy's gross profit margin by 8% from 3.9% in 2004 to 3.6% for the nine months ended September 30, 2005.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2005 increased by $3,284,923 (460%) to $3,999,653 as compared to $714,730 for the nine months ended September 30, 2004. This increase was primarily due to $1,227,250 in additional legal, accounting and consulting fees, $427,668 for amortization of intangibles and $506,292 in additional payroll expense related to the three executive employment agreements that became effective upon the consummation of the Share Exchange Transaction on March 23, 2005, the addition of two staff positions in May and June 2005, an employee promotion in May 2005, the addition of two executive positions in June 2005, the addition of two high-level ethanol plant management positions in September 2005. The increase in selling, general and administrative expenses also was due to a $300,000 increase from the accrual of a bonus due Neil Koehler under his employment agreement, $143,998 in additional insurance expense related to the addition of a directors and officers insurance policy in October 2004, the addition of a property and general liability policy for Kinergy in April, and an insurance premium increase effective June 2004 related to a silo fire that occurred in January 2004 at our Madera County grain facility, a $154,918 increase for expenses related to the termination of the proposed acquisition of Phoenix Bio-Industries, LLC, a $128,259 increase in business travel expenses, a $97,401 increase in research and development expense, a $63,818 increase in market and filing fees, a $61,300 increase in policy and investor relations expenses, a $41,281 increase in rents, a $35,909 increase in marketing expense, an $18,665 increase in dues and trade memberships, a $15,260 increase in telephone expense, a $7,158 increase in bad debt expense, and the net balance of $55,746 related to various increases in other selling, general and administrative expenses.

          We expect that over the near term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, the filing of a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock and shares of common stock underlying warrants issued in various private offerings, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the construction of our Madera County ethanol production facility and increased activity in searching for and analyzing potential acquisitions.

          SERVICES RENDERED IN CONNECTION WITH FEASIBILITY STUDY. Services rendered in connection with feasibility study for the nine months ended September 30, 2005 increased by $852,250 (100%) as compared to $0 for the nine months ended September 30, 2004. This expense arose in connection with the acquisition of ReEnergy and relates to a feasibility study for an ethanol plant in Visalia, California. Based on this study, ReEnergy entered into an option to buy land for the ethanol plant site at a fixed price of $12,000 per acre.

          NON-CASH COMPENSATION AND CONSULTING FEES. Non-cash compensation and consulting fees for the nine months ended September 30, 2005 increased by $887,467 (103%) to $1,749,967 as compared to $862,500 for the nine months ended September 30, 2004. Of this amount, $651,000 related to non-cash compensation from stock grants in connection with the hiring of two employees, $232,250 related to a stock grant that vested upon closing of the Share Exchange Transaction on March 23, 2005, $70,500 related to non-cash consulting fees for stock options granted to a consulting firm in connection with the employment of our Chief Financial Officer, $46,800 related to non-cash compensation for stock options granted in connection with the hiring of two ethanol plant managers, $21,656 related to non-cash compensation for stock options granted to reward employees for past performance, and $134,739 related to a decrease in non-cash consulting fees for warrants that were granted in February 2004 and that vested over one year. We expect to incur non-cash consulting fee expenses for warrants granted in connection with the consummation of the Share Exchange Transaction that vest ratably over two years in the amount of $89,125 per month for the remainder of the two-year term ending on March 23, 2007.

          OTHER INCOME/(EXPENSE). Other income/(expense) increased by $379,618 to $(33,740) for the nine months ended September 30, 2005 as compared to ($413,358) for the nine months ended September 30, 2004, primarily due to approximately $255,688 of interest income on cash held in seven day investment accounts and a net decrease of $123,930 in interest expense related to long-term debt, amortization of discount, and construction payables, net of capitalized interest related to our planned Madera County ethanol plant.

LIQUIDITY AND CAPITAL RESOURCES

          During the nine months ended September 30, 2005, we funded our operations primarily from net income of $1,377,138 from Kinergy and $18,879,749 in net proceeds we received in connection with a private offering of equity securities on March 23, 2005, as described below. As of September 30, 2005, we had working capital of $11,306,924, which represented a $12,331,671 increase from negative working capital of $1,024,747 at December 31, 2004, primarily due to the proceeds from the private offering. As of September 30, 2005 and December 31, 2004, we had accumulated deficits of $8,467,591 and $3,661,246, respectively, and cash and cash equivalents of $11,344,034 and $42, respectively.

          Our current available capital resources consist primarily of approximately $11.3 million in cash as of September 30, 2005. This amount was primarily raised through the private offering by PEI California described below. We expect that our future available capital resources will consist primarily of any balance of the $11.3 million in cash as of September 30, 2005, cash generated from Kinergy's ethanol marketing business, if any, and future debt and/or equity financings, if any.

          Accounts receivable increased $2,410,134 during the nine months ended September 30, 2005 from $8,464 as of December 31, 2004 to $2,418,598 as of September 30, 2005. Sales attributable to the acquisition of Kinergy contributed substantially all of this increase.

          Inventory balances increased $633,691 during the nine months ended September 30, 2005, from $0 as of December 31, 2004 to $633,691 as of September 30, 2005 because of the acquisition of Kinergy. Inventory represented 1.6% of our total assets as of September 30, 2005.

          Cash used in our operating activities totaled $1,729,288 for the nine months ended September 30, 2005 as compared to cash used by operating activities of $120,991 for the nine months ended September 30, 2004. This $1,608,297 increase in cash used in operating activities primarily resulted from an increase in pre-paid expenses.

          Cash used in our investing activities totaled $6,321,638 for the nine months ended September 30, 2005 as compared to $754,132 of cash used for the nine months ended September 30, 2004. Included in the results for the nine months ended September 30, 2005 are net cash of $307,808 used in connection with the Share Exchange Transaction, net cash of $7,146,598 used to purchase property, plant and equipment, $10,000 used for an option to acquire land, $4,086 used for a security deposit, and net cash of $1,146,854 that we acquired in connection with the Share Exchange Transaction.

          Cash provided by our financing activities totaled $19,394,918 for the nine months ended September 30, 2005 as compared to $846,947 for the nine months ended September 30, 2004. The change is primarily due to the net proceeds of $18,879,749 from a private offering of equity securities on March 23, 2005, as further described below.

          We have used a portion of the net proceeds from the private offering that occurred in March 2005 to fund our working capital requirements and begin site preparation at our Madera County site. We expect to use the remainder of the net proceeds from this offering to fund our working capital requirements over the next 12 months and to continue construction of our first ethanol production facility in Madera County. These net proceeds, and additional debt and/or equity capital that we intend to raise, are expected to be used as follows for a total cost of completion of our Madera County ethanol production facility estimated at approximately $55.0 million: grain and WDG handling ($1.2 million); site work ($2.3 million); building and concrete ($7.7 million); site utilities ($3.3 million); process utilities ($3.9 million); mash preparation, fermentation and carbon dioxide scrubbing ($2.4 million); distillation, dehydration, separation and evaporation ($4.9 million); equipment installation ($1.8 million); piping ($5.7 million); electrical ($3.6 million); engineering and general conditions ($12.5 million); and miscellaneous ($5.6 million). The above amounts do not include up to $5.0 million in additional funding required for capital raising costs and expenses. Significant additional funding is required to complete construction of this ethanol facility and we may not be successful in obtaining these additional funds.
See "Risk Factors."

          On March 23, 2005, prior to the consummation of the Share Exchange Transaction, PEI California issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. PEI California paid cash placement agent fees and expenses of approximately $1,850,400 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $272,366 through September 30, 2005 and continue to be incurred in connection with various securities filings and the registration statement described below.

          We are obligated under a Registration Rights Agreement related to the above financing to file, on the 151st day following March 23, 2005, a Registration Statement with the Securities and Exchange Commission, or the

Commission, registering for resale shares of common stock, and shares of common stock underlying investor warrants and certain of the placement agent warrants, issued in connection with the private offering. If we (i) do not file the Registration Statement within the time period prescribed, or (ii) fail to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, within five trading days of the date that we are notified (orally or in writing, whichever is earlier) by the Commission that the Registration Statement will not be "reviewed," or is not subject to further review, or (iii) the Registration Statement filed or required to be filed under the Registration Rights Agreement is not declared effective by the Commission on or before November 3, 2005, or (iv) after the Registration Statement is first declared effective by the Commission, it ceases for any reason to remain continuously effective as to all securities registered thereunder, or the holders of such securities are not permitted to utilize the prospectus contained in the Registration Statement to resell such securities, for more than an aggregate of 45 trading days during any 12-month period (which need not be consecutive trading days) (any such failure or breach being referred to as an "Event," and for purposes of clause (i) or (iii) the date on which such Event occurs, or for purposes of clause (ii) the date on which such five-trading day period is exceeded, or for purposes of clause (iv) the date on which such 45-trading day-period is exceeded being referred to as "Event Date"), then in addition to any other rights the holders of such securities may have under the Registration Statement or under applicable law, then, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, we are required to pay to each such holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. If we fail to pay any partial liquidated damages in full within seven days after the date payable, we are required to pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages are to apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event.

          The Registration Rights Agreement also provides for customary piggy-back registration rights whereby certain holders of shares of our common stock, or warrants to purchase shares of our common stock, can cause us to register such shares for resale in connection with our filing of a Registration Statement with the Commission to register shares in another offering. The Registration Rights Agreement also contains customary representations and warranties, covenants and limitations.

          The Registration Statement was not declared effective by the Securities and Exchange Commission on or before 225 days following March 23, 2005. We endeavored to have all security holders entitled to these registration rights execute amendments to the Registration Rights Agreement reducing the penalty from 2.0% to 1.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. This penalty reduction applies to penalties accrued on or prior to January 31, 2006 as a result of the related Registration Statement not being declared effective by the Securities and Exchange Commission. Certain of the security holders executed this amendment. However, not all security holders executed this amendment and as a result, we paid an aggregate of $298,050 in penalties on November 8, 2005, which will be recorded in the quarterly period ending December 31, 2005.

          We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we have and the remaining proceeds we have from PEI California's March 2005 private offering, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

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

          We have incurred losses in the past. As of September 30, 2005, we had an accumulated deficit of approximately $8.5 million. For the nine months ended September 30, 2005, we incurred a net loss of approximately $4.8 million. We expect to incur losses for the foreseeable future and at least until the completion of our initial ethanol production facility in Madera County, California. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production, will not occur until the fourth quarter of 2006. We expect to rely on cash from operations and debt and equity financing to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability our stock price may decline.

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

     WE PLAN TO FUND A SUBSTANTIAL MAJORITY OF THE CONSTRUCTION COSTS OF OUR PLANNED ETHANOL PRODUCTION FACILITIES THROUGH THE ISSUANCE OF A SIGNIFICANT AMOUNT OF DEBT, RESULTING IN SUBSTANTIAL DEBT SERVICE REQUIREMENTS THAT COULD REDUCE THE VALUE OF YOUR INVESTMENT.

          We plan to fund a substantial majority of the construction costs of our planned ethanol production facilities through the issuance of a significant amount of debt. For example, we anticipate that we will need to raise an additional $60.0 million in debt financing to complete construction of our first ethanol production facility in Madera County. As a result, our capital structure will be highly leveraged. Our debt levels and debt service requirements could have important consequences which could reduce the value of your investment, including:

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

          Our business is subject to extensive regulation by federal, state and local governmental agencies. We cannot predict in what manner or to what extent governmental regulations will harm our business or the ethanol production and marketing industry in general. For example the recent energy bill signed into law by President Bush includes a national renewable fuels standard that requires refiners to blend a percentage of renewable fuels into gasoline. This legislation replaces the current oxygenate requirements in the State of California and may potentially decrease the demand for ethanol in the State of California. If the demand for ethanol in the State of California decreases, our sales and profitability would decline.

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

          In addition, some of our suppliers are potential competitors and, especially if the price of ethanol remains at historically high levels, they may seek to capture additional profits by circumventing our marketing services in favor of selling directly to our customers. If one or more of our major suppliers, or numerous smaller suppliers, circumvent our marketing services, our sales and profitability will decline.

     OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD PREVENT US FROM ACHIEVING OUR GOALS.

          Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the completion of construction of our planned ethanol production facilities, will require significant investments of capital and management's close attention. In addition to our plans to construct additional ethanol production facilities after the completion of our first facility in Madera County, we have recently entered into significant marketing agreements with Front Range Energy, LLC and Phoenix Bio-Industries, LLC, and we are seeking to enter into additional similar agreements with companies that currently, or expect to, produce ethanol, all of which may result in a substantial growth in our marketing business. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

                    RISKS RELATING TO THE BUSINESS OF KINERGY

     KINERGY'S PURCHASE AND SALE COMMITMENTS AS WELL AS ITS INVENTORY OF ETHANOL HELD FOR SALE SUBJECT US TO THE RISK OF FLUCTUATIONS IN THE PRICE OF ETHANOL, WHICH MAY RESULT IN LOWER OR EVEN NEGATIVE GROSS PROFIT MARGINS AND WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR PROFITABILITY.

          Kinergy's purchases and sales of ethanol are not always matched with sales and purchases of ethanol at prevailing market prices. Kinergy commits from time to time to the sale of ethanol to its customers without corresponding and commensurate commitments for the supply of ethanol from its suppliers, which subjects us to the risk of an increase in the price of ethanol. Kinergy also commits from time to time to the purchase of ethanol from its suppliers without corresponding and commensurate commitments for the purchase of ethanol by its customers, which subjects us to the risk of a decline in the price of ethanol. In addition, Kinergy increases inventory levels in anticipation of rising ethanol prices and decreases inventory levels in anticipation of declining ethanol prices. As a result, Kinergy is subject to the risk of ethanol prices moving in unanticipated directions, which could result in declining or even negative gross profit margins. Accordingly, our business is subject to fluctuations in the price of ethanol and these fluctuations may result in lower or even negative gross margins and which could materially and adversely affect our profitability.

     KINERGY DEPENDS ON A SMALL NUMBER OF CUSTOMERS FOR THE VAST MAJORITY OF ITS SALES. A REDUCTION IN BUSINESS FROM ANY OF THESE CUSTOMERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR OVERALL SALES AND PROFITABILITY.

          The vast majority of Kinergy's sales are generated from a small number of customers. During the first nine months of 2005, sales to Kinergy's two largest customers that provided 10% or more of total sales represented approximately 17% and 12%, respectively, representing an aggregate of approximately 29%, of our total sales. During 2004, sales to Kinergy's four largest customers that provided 10% or more of the total sales represented approximately 13%, 12%, 12% and 12%, respectively, representing an aggregate of approximately 49%, of our total sales. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of customers for a significant majority of its sales. Kinergy's agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, Kinergy's sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, Kinergy may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

          Kinergy depends on a small number of suppliers for the vast majority of the ethanol that it sells. During the first nine months of 2005, Kinergy's four largest suppliers that provided 10% or more of total purchases made represented approximately 28%, 21%, 19% and 11%, respectively, representing an aggregate of approximately 80%, of the total ethanol Kinergy purchased for resale. During 2004, Kinergy's three largest suppliers that provided 10% or more of the total purchases made represented approximately 27%, 23% and 14%, respectively, representing an aggregate of approximately 64% of the total ethanol Kinergy purchased for resale. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of suppliers for a significant majority of the ethanol that it purchases. In addition, Kinergy sources the ethanol that it sells primarily from suppliers in the Midwestern United States. The delivery of the ethanol that Kinergy sells is therefore subject to delays resulting from inclement weather and other conditions. Also, there is currently a substantial demand for ethanol which has, for most of 2005, far exceeded ethanol production capacities and Kinergy's management has, from time to time, found it very difficult to satisfy all the demands for ethanol by Kinergy's customers. If any of these suppliers is unable or declines for any reason to continue to supply Kinergy with ethanol in adequate amounts, Kinergy may be unable to replace that supplier and source other supplies of ethanol in a timely manner, or at all, to satisfy the demands of its customers. If this occurs, our sales and profitability and Kinergy's relationships with its customers will be adversely affected.

                RISKS RELATING TO THE BUSINESS OF PEI CALIFORNIA

     THE COMPLETION OF CONSTRUCTION OF OUR PLANNED ETHANOL PRODUCTION FACILITIES WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING, WHICH WE EXPECT TO RAISE THROUGH DEBT AND EQUITY FINANCING. WE MAY NOT BE SUCCESSFUL IN RAISING ADEQUATE CAPITAL WHICH MAY FORCE US TO ABANDON CONSTRUCTION OF ONE OR MORE, OR EVEN ALL, OF OUR PLANNED ETHANOL PRODUCTION FACILITIES.

          In order to complete the construction of the various planned ethanol production facilities, we will require significant additional funding. For example, we anticipate that we will need to raise an additional $60.0 million in debt financing to complete construction of our first ethanol production facility in Madera County. We have no contracts with or binding commitments from any bank, lender or financial institution for this debt financing. We may not be able to obtain any funding from one or more lenders, or if funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate debt financing, or debt financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of one or more, or even all, of our planned ethanol production facilities.

     PEI CALIFORNIA HAS NOT CONDUCTED ANY SIGNIFICANT BUSINESS OPERATIONS AND HAS BEEN UNPROFITABLE TO DATE. IF PEI CALIFORNIA FAILS TO COMMENCE SIGNIFICANT BUSINESS OPERATIONS, IT WILL BE UNSUCCESSFUL, WILL DECREASE OUR OVERALL PROFITABILITY AND WE WILL HAVE FAILED TO ACHIEVE ONE OF OUR SIGNIFICANT GOALS.

          PEI California has not conducted any significant business operations and has been unprofitable to date. Accordingly, there is no prior operating history by which to evaluate the likelihood of PEI California's success or its contribution to our overall profitability. PEI California may never complete construction of an ethanol production facility and commence significant operations or, if PEI California does complete the construction of an ethanol production facility, PEI California may not be successful or contribute positively to our profitability. If PEI California fails to commence significant business operations, it will be unsuccessful and will decrease our overall profitability and we will have failed to achieve one of our significant goals.

     THE MARKET PRICE OF ETHANOL IS VOLATILE AND SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH MAY CAUSE OUR PROFITABILITY TO FLUCTUATE SIGNIFICANTLY.

          The market price of ethanol is dependent on many factors, including on the price of gasoline, which is in turn dependent on the price of petroleum. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline and may establish unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the price of ethanol declined by approximately 25% from its 2004 average price per gallon in only five months from January 2005 through May 2005. In recent years, the prices of gasoline, petroleum and ethanol have all reached historically unprecedented high levels. If the prices of gasoline and petroleum decline, we believe that the demand for and price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

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

     THE CONSTRUCTION AND OPERATION OF OUR PLANNED ETHANOL PRODUCTION FACILITIES MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL REGULATIONS AND PERMIT REQUIREMENTS.

          The production of ethanol involves the emission of various airborne pollutants, including particulates, carbon monoxide, oxides of nitrogen and volatile organic compounds. PEI California will be subject to extensive air, water and other environmental regulations in connection with the construction and operation of our planned ethanol production facilities. PEI California also may be required to obtain various other water-related permits, such as a water discharge permit and a storm-water discharge permit, a water withdrawal permit and a public water supply permit. If for any reason PEI California is unable to obtain any of the required permits, construction costs for our planned ethanol production facilities are likely to increase; in addition, the facilities may not be fully constructed at all. It is also likely that operations at the facilities will be governed by the federal regulations of the Occupational Safety and Health Administration, or OSHA, and other regulations. Compliance with OSHA and other regulations may be time-consuming and expensive and may delay or even prevent sales of ethanol in California or in other states.

     VARIOUS RISKS ASSOCIATED WITH THE CONSTRUCTION OF OUR PLANNED ETHANOL PRODUCTION FACILITIES MAY ADVERSELY AFFECT OUR SALES AND PROFITABILITY.

          Delays in the construction of our planned ethanol production facilities or defects in materials and/or workmanship may occur. Any defects could delay the commencement of operations of the facilities, or, if such defects are discovered after operations have commenced, could halt or discontinue operation of a particular facility indefinitely. In addition, construction projects often involve delays in obtaining permits and encounter delays due to weather conditions, fire, the provision of materials or labor or other events. For example, PEI California experienced a fire at its Madera County site during the first quarter of 2004 which required repairs to areas and equipment damaged by the fire. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local levels that result in policy change towards ethanol or our project in particular, could cause construction and operation delays. Any of these events may adversely affect our sales and profitability.

          PEI California may encounter hazardous conditions at or near each of its planned facility sites, including the Madera County site that may delay or prevent construction of a particular facility. If PEI California encounters a hazardous condition at or near a site, work may be suspended and PEI California may be required to correct the condition prior to continuing construction. The presence of a hazardous condition would likely delay construction of a particular facility and may require significant expenditure of resources to correct the condition. For example, W. M. Lyles Co., the company we have selected to construct our Madera County ethanol production facility, may be entitled to an increase in its fees and afforded additional time for performance if it has been adversely affected by the hazardous condition. If PEI California encounters any hazardous condition during construction, our sales and profitability may be adversely affected.

          We have based our estimated capital resource needs on a design for our first ethanol production facility in Madera County that we estimate will cost an additional $60.0 million. The estimated cost of the facility is based on preliminary discussions and estimates, but the final construction cost of the facility may be significantly higher. Any significant increase in the final construction cost of the facility will adversely affect our profitability, liquidity and available capital resources.

     PEI CALIFORNIA'S DEPENDENCE ON AND AGREEMENTS WITH W. M. LYLES CO. FOR THE CONSTRUCTION OF OUR ETHANOL PRODUCTION FACILITY IN MADERA COUNTY COULD ADVERSELY AFFECT OUR LIQUIDITY AND AVAILABLE CAPITAL RESOURCES, OUR SALES AND OUR PROFITABILITY.

         PEI California will be highly dependent upon W. M. Lyles Co. to design and build our ethanol production facility in Madera County. PEI California has entered into agreements with W. M. Lyles Co. for the construction of this facility. These agreements contain a number of provisions that are favorable to
W. M. Lyles Co. and unfavorable to PEI California. These agreements also include a provision that requires PEI California to pay a termination fee of $5.0 million to W. M. Lyles Co. in addition to payment of all costs incurred by W. M. Lyles Co. for services rendered through the date of termination, if PEI California terminates it in favor of another contractor. Consequently, if PEI California terminates these agreements, the requirement that it pay the termination fee and costs could adversely affect our liquidity and available capital resources. In addition, if W. M. Lyles Co. has entered into or enters into a construction contract with one or more other parties, it may be under pressure to complete another project or projects and may prioritize the completion of another project or projects ahead of our Madera County facility. As a result, PEI California's ability to commence production of and sell ethanol would be delayed, which would adversely affect our overall sales and profitability.

     THE RAW MATERIALS AND ENERGY NECESSARY TO PRODUCE ETHANOL MAY BE UNAVAILABLE OR MAY INCREASE IN PRICE, ADVERSELY AFFECTING OUR SALES AND PROFITABILITY.

          The production of ethanol requires a significant amount of raw materials and energy, primarily corn, water, electricity and natural gas. In particular, we estimate that our Madera County ethanol production facility will require approximately 12.5 million bushels or more of corn each year and significant and uninterrupted supplies of water, electricity and natural gas. The prices of corn, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. In addition, droughts, severe winter weather in the Midwest, where we expect to source corn, and other problems may cause delays or interruptions of various durations in the delivery of corn to California, reduce corn supplies and increase corn prices. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our Madera County facility will need or may not be able to supply such resources on acceptable terms. In addition, if there is an interruption in the supply of water or energy for any reason, we may be required to halt ethanol production. We may not be able to successfully anticipate or mitigate fluctuations in the prices of raw materials and energy through the implementation of hedging and contracting techniques. PEI California's hedging and contracting activities may not lower its prices of raw materials and energy, and in a period of declining raw materials or energy prices, these hedging and contracting strategies may result in PEI California paying higher prices than its competitors. In addition, PEI California may be unable to pass increases in the prices of raw materials and energy to its customers. Higher raw materials and energy prices will generally cause lower profit margins and may even result in losses. Accordingly, our sales and profitability may be significantly and adversely affected by the prices and supplies of raw materials and energy.

                        RISKS RELATED TO OUR COMMON STOCK

     OUR COMMON STOCK HAS A SMALL PUBLIC FLOAT AND SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALE COULD CAUSE THE MARKET PRICE OF OUR STOCK TO DROP, EVEN IF OUR BUSINESS IS DOING WELL, AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

          As of November 14, 2005, we had outstanding approximately 28.7 million shares of our common stock. Approximately 25.3 million of these shares were restricted under the Securities Act of 1933, including approximately 9.3 million shares beneficially owned, in the aggregate, by our executive officers, directors and 10% stockholders. Accordingly, our common stock has a public float of approximately 3.4 million shares held by a relatively small number of public investors.

          We are in the process of registering for resale approximately 11.8 million shares of our common stock, including shares of our common stock underlying warrants. If and when a registration statement covering these shares of common stock is declared effective, holders of these shares will be permitted, subject to few limitations, to freely sell these shares of common stock. As a result of our small public float, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants, or an anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

          Furthermore, we believe that the economic conditions in California and other states, as well as the United States as a whole, could have a negative impact on our results of operations. Demand for ethanol could also be adversely affected by a slow-down in overall demand for oxygenate and gasoline additive products. The levels of our ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. Furthermore, we recognize revenues from ethanol sales at the time of delivery. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or an annual basis.

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

ITEM 3.       CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

          A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness which has caused management to conclude that, as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

          Management evaluated, in the fourth quarter of 2005 and as of September 30, 2005, the impact of this restatement on our assessment of our disclosure controls and procedures and concluded, as of September 30, 2005, that the control deficiency that resulted in the use of an incorrect purchase accounting methodology represented a material weakness.

          To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

     REMEDIATION OF MATERIAL WEAKNESS

         To remediate the material weakness in our disclosure controls and procedures identified above, we have done the following subsequent to September 30, 2005:

         We have revised our purchase accounting methodology as it relates to the acquisition of ReEnergy. Upon further examination of our purchase accounting methodology for the acquisition of ReEnergy, we determined that we made an error in our application of the relevant accounting principles under SFAS 141, paragraph 9 (with reference to EITF No. 98-3) and determined that we should have expensed $852,250 and capitalized $120,000 of the $972,250 purchase price for ReEnergy. Under SFAS 141, paragraph 9 (with reference to EITF No. 98-3), only the acquisition of an ongoing business can result in the recordation and capitalization of goodwill. At the time of the acquisition, ReEnergy did not have sufficient activities to qualify it as an ongoing business under SFAS 141, paragraph 9 (with reference to EITF No. 98-3) and accordingly, no amount of the $972,250 purchase price for ReEnergy should have been recorded as goodwill. We have determined the effect of the correction on our previously issued financial statements and have restated the financial statements for the three months ended March 31, 2005 and for the six months ended June 30, 2005. Of the $972,250 purchase price for ReEnergy, $852,250 has been recorded as an expense for services rendered in connection with a feasibility study that was conducted with respect to real property that was subject to a purchase option held by ReEnergy and $120,000 has been recorded as an intangible asset for the fair value of a favorable option. The revision of our purchase accounting methodology as it relates to the acquisition of ReEnergy was completed in the fourth quarter of 2005. This methodology applies to the three months ended March 31, 2005 and all subsequent periods. In addition, management will use more care in the selection of appropriate assumptions and factors affecting our purchase accounting methodology for future acquisitions, if any.

         Management believes that the remediation described above has remediated the material weakness also described above. Management believes that our expenditures associated with this remediation, not including the reclassification as an expense of part of the purchase price for ReEnergy, totaled approximately $20,000. These expenditures consisted primarily of legal and accounting fees related to the filing of amendments to our Forms 10-QSB for the quarterly periods ended March 31, 2005 and June 30, 2005.

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

     GERALD ZUTLER

          In January 2003, DriverShield CRM Corp., or DriverShield, then a wholly-owned subsidiary of our predecessor, Accessity, was served with a complaint filed by Mr. Gerald Zutler, its former President and Chief Operating Officer, alleging, among other things, that DriverShield breached his employment contract, that there was fraudulent concealment of DriverShield's intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. Mr. Zutler is seeking damages aggregating $3.0 million, plus punitive damages and reasonable attorneys' fees. DriverShield's management believes that DriverShield properly terminated Mr. Zutler's employment for cause, and intends to vigorously defend this suit. An Answer to the complaint was served by DriverShield on February 28, 2003. In 2003, Mr. Zutler filed a motion to have DriverShield's attorney removed from the case. The motion was granted by the court, but was subsequently overturned by an appellate court. DriverShield has filed a claim with its insurance carrier under its directors and officers and employment practices' liability policy. The carrier has agreed to cover certain portions of the claim as they relate to Mr. Siegel, DriverShield's former Chief Executive Officer. The policy has a $50,000 deductible and a liability limit of $3.0 million per policy year. At the present time, the carrier has agreed to cover the portion of the claim that relates to Mr. Siegel and has agreed to a fifty percent allocation of expenses.

     MERCATOR GROUP, LLC

         We filed a Demand for Arbitration against Presidion Solutions, Inc., or Presidion, alleging that Presidion breached the terms of the Memorandum of Understanding, or the MOU, between Accessity and Presidion dated January 17, 2003. We sought a break-up fee of $250,000 pursuant to the terms of the MOU alleging that Presidion breached the MOU by wrongfully terminating the MOU. Additionally, we sought out of pocket costs of its due diligence amounting to approximately $37,000. Presidion filed a counterclaim against us alleging that we had breached the MOU and therefore owe Presidion a break-up fee of $250,000. The dispute was heard by a single arbitrator before the American Arbitration Association in Broward County, Florida in late February 2004. During June 2004, the arbitrator awarded us the $250,000 break-up fee set forth in the MOU between us and Presidion, as well as our share of the costs of the arbitration and interest from the date of the termination by Presidion of the MOU, aggregating approximately $280,000. During the third quarter of 2004, Presidion paid us the full amount of the award with accrued interest. The arbitrator dismissed Presidion's counterclaim against us.

         In 2003, we filed a lawsuit seeking damages in excess of $100 million as a result of information obtained during the course of the arbitration discussed above, against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., Presidion's parent corporation, (ii) Presidion's investment bankers, Mercator Group, LLC, or Mercator, and various related and affiliated parties and
(iii) Taurus Global LLC, or Taurus, (collectively referred to as the "Mercator Action"), alleging that these parties committed a number of wrongful acts, including, but not limited to tortuously interfering in the transaction between us and Presidion. In 2004, we dismissed this lawsuit without prejudice, which was filed in Florida state court. We recently refiled this action in the State of California, for a similar amount, as we believe this to be the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties have agreed to mediate the matter. Mediation is scheduled to take place on December 9, 2005. The final outcome of the Mercator Action will most likely take an indefinite time to resolve. We currently have limited information regarding the financial condition of the defendants and the extent of their insurance coverage. Therefore, it is possible that we may prevail, but may not be able to collect any judgment. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing us in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and we will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SALES OF EQUITY SECURITIES

          On July 26, 2005 we issued options to purchase an aggregate of 115,000 shares of our common stock to five of our non-employee directors at a per share exercise price of $8.25.

          On July 28, 2005 we issued options to purchase an aggregate of 30,000 shares of our common stock to two of our non-employee directors at a per share exercise price of $8.30.

          On August 10, 2005 we issued options to purchase an aggregate of 425,000 shares of our common stock to an executive officer at a per share exercise price of $8.03.

          On August 10, 2005 we issued options to purchase an aggregate of 75,000 shares of our common stock to an executive placement and consultancy firm at a per share exercise price of $8.03.

          On September 1, 2005 we issued options to purchase an aggregate of 160,000 shares of our common stock to two employees at a per share exercise price of $6.63.

          On September 9, 2005, we issued an aggregate of 6,906 shares of common stock to three transferees of a placement agent upon cashless exercises of outstanding warrants, which cashless exercises resulted in the cancellation of 2,094 shares of common stock.

          On September 23, 2005, we issued 28,750 shares of common stock to a consultant and three transferees of that consultant upon exercise of outstanding warrants with exercise prices of $.0001 per share for total gross proceeds of approximately $2.88.

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

          None.

ITEM 5.       OTHER INFORMATION.

          None.

ITEM 6.       EXHIBITS.

   Exhibit
   Number      Description
   ------      -----------

    10.1       Description of Non-Employee Director Compensation (1)

    10.2       Form of Indemnification Agreement between the Company and Charles
               W. Bader (1)

    10.3 Form of Indemnification Agreement between the Company and John L. Prince (1)

    10.4 Form of Membership Interest Purchase Agreement between the Company and the Holders of the Membership Interests of Phoenix Bio-Industries, LLC (2)

    10.5 Executive Employment Agreement dated August 10, 2005 between the Company and William G. Langley (2)

    10.6       Form of Indemnification Agreement between the Company and William
               G. Langley (2)

    10.7 Ethanol Marketing Agreement dated as of August 31, 2005 by and between Kinergy Marketing, LLC and Front Range Energy, LLC (3)

    31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

    32 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

----------
*        Filed herewith.
(1) Filed as an exhibit to the Registrant's current report on Form 8-K for July 26, 2005 filed with the Securities and Exchange Commission on August 1, 2005 and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's current report on Form 8-K for August 10, 2005 filed with the Securities and Exchange Commission on August 16, 2005 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's current report on Form 8-K for August 31, 2005 filed with the Securities and Exchange Commission on September 7, 2005 and incorporated herein by reference.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PACIFIC ETHANOL, INC.


Dated:  November 14, 2005                       By: /S/ WILLIAM G. LANGLEY
                                                    ----------------------------
                                                    William G. Langley
                                                    Chief Financial Officer
                                                    (principal financial officer
                                                    and duly authorized officer)

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