Form 10KSB
period 2005-12-31
Pacific Ethanol, Inc.
filed 2006-04-14
CIK 778164

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                         Commission file number: 0-21467

                              PACIFIC ETHANOL, INC.
                 (Name of small business issuer in its charter)

             DELAWARE                                         41-2170618
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

     5711 N. WEST AVENUE, FRESNO, CA                             93711
 (Address of principal executive offices)                      (Zip Code)

                                 (559) 435-1771
                (Issuer's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

   Title of each class                     Name of exchange on which registered
          NONE                                            NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. Yes [ ]  No [X]

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The issuer's revenues for its most recent fiscal year were $87,599,012.

      The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common equity on March 31, 2006 was $659,442,542. The registrant has no outstanding non-voting common equity.

      The number of shares outstanding of the registrant's only class of common stock, $0.01 par value, was 30,549,888 on March 31, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Description of Business. ..........................................  3

Item 2.  Description of Property. .......................................... 16

Item 3.  Legal Proceedings. ................................................ 16

Item 4.  Submission of Matters to a Vote of Security Holders. .............. 18

                                    PART II

Item 5.  Market For Common Equity and Related Stockholder Matters .......... 19

Item 6.  Management's Discussion and Analysis or Plan of Operation. ........ 20

Item 7.  Financial Statements. ............................................. 48

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure. ............................................. 48

Item 8A. Controls and Procedures. .......................................... 48

Item 8B. Other Information. ................................................ 51

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act. ................ 52

Item 10. Executive Compensation. ........................................... 56

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters. ...................................... 63

Item 12. Certain Relationships and Related Transactions. ................... 65

Item 13. Exhibits .......................................................... 71

Item 14. Principal Accountant Fees and Services. ........................... 76

Index to Consolidated Financial Statements ................................ F-1

Signatures ................................................................. 77

Index to Exhibits Filed With This Form 10-KSB .............................. 78

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

OVERVIEW

      Our primary goal is to become a leader in the production, marketing and sale of ethanol and other renewable fuels in the Western United States.

      Through our wholly-owned subsidiary, Kinergy Marketing, LLC, or Kinergy, we are currently engaged in the business of marketing ethanol in the Western United States. We provide transportation, storage and delivery of ethanol through third-party service providers. We sell ethanol primarily in California, Nevada, Arizona, Washington and Oregon and have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States. We do not currently produce any ethanol that we sell. Until we commence the production of ethanol, if at all, we expect our operations to consist primarily of the marketing and sale of ethanol produced by third-parties. Accordingly, we expect that until we complete the construction of our initial ethanol production facility in Madera County, California, our consolidated net sales will consist solely of net sales generated by Kinergy. We anticipate that our sales will grow in the long-term as demand for ethanol increases and as a result of our marketing agreements with third-party ethanol producers.

      We believe that we have a competitive advantage due to the market niche that we have developed by supplying ethanol to customers in several major metropolitan and rural markets in California and other Western states. We also believe that the experience of our management over the past two decades and the operations Kinergy has conducted over the past five years have enabled us to establish valuable relationships in the ethanol marketing industry and understand the business of marketing ethanol.

      Through Pacific Ethanol Madera, LLC, or PEI Madera, a second-tier subsidiary of our wholly-owned subsidiary, Pacific Ethanol California, Inc., or PEI California, we are constructing an ethanol production facility in Madera County to begin the production and sale of ethanol and its co-products. We also intend to construct or otherwise acquire one or more additional ethanol production facilities as financing resources and business prospects make the construction or acquisition of these facilities advisable.

      Our wholly-owned subsidiary, ReEnergy, LLC, or ReEnergy, does not presently have any significant business operations or plans. ReEnergy previously held an option to acquire real property in Visalia, California, on which we intended to build an ethanol production facility. Recently, we decided not to proceed with our initial plans to build a facility on the Visalia site and, as a result, we allowed the option to expire on December 15, 2005 without exercising our right to purchase the land and we are in the process of dissolving ReEnergy. We have secured an option to acquire an additional parcel of real property on which we may construct an additional ethanol production facility.

      In April 2006, we raised $84.0 million in an offering of our Series A Cumulative Redeemable Convertible Preferred Stock and secured up to approximately $34.0 million in debt financing. A portion of the preferred stock financing and up to the entire amount of the debt financing will be used to complete the construction of our ethanol production facility in Madera County. See "Management's Discussion and Analysis or Plan of Operation--Preferred Stock Financing" and "--Debt Financing."

      In March 2005, we completed a share exchange transaction, or the Share Exchange Transaction, with the shareholders of PEI California, and the holders of the membership interests of each of Kinergy and ReEnergy. Upon completion of the Share Exchange Transaction, we acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the Share Exchange Transaction, our predecessor, Accessity Corp., a New York corporation, or Accessity, reincorporated in the State of Delaware under the name Pacific Ethanol, Inc. See "Management's Discussion and Analysis or Plan of Operation--Share Exchange Transaction."

      Prior to the Share Exchange Transaction, through its wholly-owned subsidiary Sentaur Corp., Accessity was in the business of providing medical billing recovery services for hospitals. Sentaur Corp's services were designed to help hospitals recoup discounts improperly taken by insurance companies and other institutional payors of medical treatments. In addition, through its wholly-owned subsidiary DriverShield CRM Corp., Accessity was in the business of providing internet-based vehicle repair management services, including collision and general repair programs, estimating and auditing services and vehicle rentals for insurance companies and affinity group members.

INDUSTRY OVERVIEW

   OVERVIEW OF ETHANOL MARKET

      Methyl tertiary-butyl ether, or MTBE, was used for over 20 years in California and other states as an oxygenate. An oxygenate is a substance that, when added to gasoline, increases the amount of oxygen in the gasoline blend and improves its air quality characteristics. Oxygenated fuels sometimes are mandated by the Environmental Protection Agency, or EPA, for sale and use in geographical areas which fail to achieve certain air quality standards. MTBE is, however, a known carcinogen that contaminates groundwater, and California banned the addition of MTBE to motor fuels effective January 1, 2004. The EPA lists on its website at least 20 states with partial or complete bans on the use of MTBE. Ethyl alcohol, or ethanol, has recently replaced MTBE as a fuel additive and an oxygenate in California, New York and Connecticut.

      California is the nation's largest market for gasoline. According to the California Department of Motor Vehicles, approximately 30.5 million motor vehicles were registered in California in 2005 and were estimated to use approximately 16.8 billion gallons of gasoline. California's last oil refinery was built in 1969. We believe that California's stringent permitting process and the economics of constructing and operating an oil refinery in California present difficult barriers to entry into the oil refining market. In addition, we believe that California is in a volatile and highly-sensitive energy situation due to its relative geographic isolation from oil refiners located elsewhere in the United States coupled with what we believe is an overall decline in oil refining capacity in the United States. According to the California Energy Commission, California imports approximately 10% of its finished fuel products and during 2004 imported over 55% of its total petroleum supply.

      We believe that the ethanol industry produced approximately 4.0 billion gallons of ethanol in 2005, an increase of approximately 18% from the approximately 3.4 billion gallons of ethanol produced in 2004. We believe that the ethanol market in California exceeded 950 million gallons in 2005, representing nearly 25% of the national market. However, California has only three ethanol plants with a combined production capacity of less than 35 million gallons per year, leaving California with ethanol production levels substantially below the demand for ethanol in California. The balance of ethanol is shipped via rail from the Midwest to California. Gasoline and diesel products that supply the major fuel terminals are shipped in pipelines throughout the northern and southern portions of California. Unlike gasoline and diesel, however, ethanol cannot be shipped in these pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks.

      We believe that approximately 95% of the ethanol produced in the United States is made in the Midwest from corn. According to the U.S. Department of Energy, ethanol is typically blended at 5.7% to 10% by volume in the United States, but is also blended at up to 85% by volume for vehicles designed to operate on 85% ethanol. Compared to gasoline, ethanol is generally considered to be less expensive and cleaner burning and contains higher octane. We anticipate that the increasing demand for transportation fuels coupled with limited opportunities for gasoline refinery expansions and the growing importance of reducing CO(2) emissions through the use of renewable fuels will generate additional growth in the California ethanol market.

      Ethanol sold into the Central Valley region of California, or Central Valley, is currently shipped via rail from the Midwest, and then "double-handled" into trucks and shipped to blending racks in Sacramento, Stockton, Fresno and Bakersfield. We believe that this one to two thousand mile transport and "double handling" can add significantly to the final price of ethanol. We estimate that ethanol demand in the Central Valley was approximately 200 million gallons in 2005.

      We believe that ethanol prices, net of tax incentives offered by the federal government, are positively correlated to fluctuations in gasoline prices. In addition, we believe that ethanol prices in California are typically $0.15 to $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities.

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

   OVERVIEW OF ETHANOL PRODUCTION PROCESS

      The production of ethanol from starch or sugar-based feedstocks has been practiced for thousands of years. While the basic production steps remain the same, the process has been refined considerably in recent years, leading to a highly-efficient process that we believe now yields more energy in the ethanol and co-products than is required to make the products. The modern production of ethanol requires large amounts of corn, or other high-starch grains, and water as well as chemicals, enzymes and yeast, and denaturants such as unleaded gasoline or liquid natural gas, in addition to natural gas and electricity.

      In the dry milling process, corn or other high-starch grains are first ground into meal and then slurried with water to form a mash. Enzymes are then added to the mash to convert the starch into the simple sugar, dextrose. Ammonia is also added for acidic (pH) control and as a nutrient for the yeast. The mash is processed through a high temperature cooking procedure, which reduces bacteria levels prior to fermentation. The mash is then cooled and transferred to fermenters, where yeast is added and the conversion of sugar to ethanol and CO(2) begins.

      After fermentation, the resulting "beer" is transferred to distillation, where the ethanol is separated from the residual "stillage." The ethanol is concentrated to 190 proof using conventional distillation methods and then is dehydrated to approximately 200 proof, representing 100% alcohol levels, in a molecular sieve system. The resulting anhydrous ethanol is then blended with about 5% denaturant, which is usually gasoline, and is then ready for shipment to market.

      The residual stillage is separated into a coarse grain portion and a liquid portion through a centrifugation process. The soluble liquid portion is concentrated to about 40% dissolved solids by an evaporation process. This intermediate state is called condensed distillers solubles, or syrup. The coarse grain and syrup portions are then mixed to produce wet distillers grains, or WDG, or can be mixed and dried to produce dried distillers grains with solubles, or DDGS. Both WDG and DDGS are high-protein animal feed products.

   OVERVIEW OF DISTILLERS GRAINS MARKET

      We believe that approximately 5.8 to 6.8 million tons of dried distillers grains are produced and sold every year in North America. Dairy cows and beef cattle are the primary consumers of distillers grains. According to Rincker and Berger, in their 2003 article entitled OPTIMIZING THE USE OF DISTILLER GRAIN FOR DAIRY-BEEF PRODUCTION, a dairy cow can consume 12-15 lbs of WDG per day in a balanced diet. At this rate, the WDG output of an ethanol facility that produces 25 million gallons of ethanol per year can feed approximately 75,000-95,000 dairy cows and an ethanol facility that produces 35 million gallons of ethanol per year can feed approximately 105,000-130,000 dairy cows. We believe that the only distillers grains currently available in California are shipped from the Midwest via rail cars in dry form.

      Successful and profitable delivery of DDGS from the Midwest faces a number of challenges, including product inconsistency, handling difficulty and lower feed values. All of these challenges are mitigated with a consistent supply of WDG from a local plant. DDGS delivered via rail to California from the Midwest undergoes an intense drying process and exposure to extreme heat at the production facility and in the railcars, during which various nutrients are burned off which reduces the nutritional composition of the final product. In addition, DDGS shipped via rail can take as long as two weeks to be delivered to California, and scheduling errors or rail yard mishaps can extend delivery time even further. DDGS tends to solidify and set in place as it sits in a rail car and thus expedient delivery is important. After solidifying and setting in place, DDGS becomes very difficult and thus expensive to unload. During the summer, rail cars typically take a full day to unload but can take longer. Also, DDGS shipped from the Midwest can be inconsistent because some Midwest producers use a variety of feedstocks depending on the availability and price of competing crops. Corn, milo sorghum, barley and wheat are all common feedstocks used for the production of ethanol but lead to significant variability in the nutritional composition of distillers grains. California dairies depend on rations that are calculated with precision and a subtle difference in the makeup of a key ingredient can significantly affect bovine milk production. By not drying the distillers grains and by shipping them locally, we believe that we will be able to preserve the feed integrity of these grains.

      Historically, the market price for distillers grains has been stable in comparison to the market price for ethanol. We believe that the market price of DDGS is determined by a number of factors, including the market value of corn, soybean meal and other competitive protein ingredients, the performance or value of DDGS in a particular feed formulation and general market forces of supply and demand. We also believe that nationwide, the market price of distillers grains historically has been influenced by producers of distilled spirits and more recently by the large corn dry-millers that operate fuel ethanol plants. In California, the market price of distillers grains is often influenced by nutritional models that calculate the feed value of distillers grains by nutritional content.

OUR STRATEGY

      Our primary goal is to become a leader in the production, marketing and sale of ethanol and other renewable fuels in the Western United States. Our business strategy to achieve this goal includes the following elements:

      o CONTINUE TO DEVELOP AND EXPAND OUR ETHANOL DISTRIBUTION NETWORK. We have developed and plan to continue to develop and expand, our ethanol distribution network for delivery of ethanol by truck to virtually every significant fuel terminal as well as to numerous smaller fuel terminals throughout California. Fuel terminals have limited storage capacity and we have been successful in securing storage tanks in California. In addition, we have an extensive network of third-party delivery trucks available to deliver ethanol throughout California.

      o CONTINUE TO EXPAND OUR BUSINESS IN GROWING GEOGRAPHIC MARKETS. We intend to continue to expand our business in regions where MTBE has been banned and that represent growing markets for ethanol, including Phoenix, Arizona, Las Vegas, Nevada and Portland, Oregon.

      o COMPLETE CONSTRUCTION OF FIVE ETHANOL PRODUCTION FACILITIES ON THE WEST COAST BY THE END OF 2008. We are currently constructing our first ethanol production facility located in Madera County to produce ethanol and its co-products, specifically, WDG and CO(2), for sale in the Central Valley. We are also in the process of developing additional plant sites. We believe that, following the completion of construction of our planned five facilities, if it occurs, we will be the largest producer of ethanol on the West Coast and that our proximity to the geographic market in which we plan to sell our ethanol provides us significant competitive advantages over ethanol producers in the Midwest.

      o MAKE STRATEGIC ACQUISITIONS OF EXISTING OR PENDING ETHANOL PRODUCTION FACILITIES. We plan to explore opportunities to make strategic acquisitions of existing or pending ethanol production facilities. In circumstances where, in our judgment, the acquisition of existing or pending ethanol production facilities represents an opportunity to more quickly or successfully meet our business goals, we intend to undertake to consummate these acquisitions.

      o IDENTIFY AND EXPLOIT NEW RENEWABLE FUELS AND TECHNOLOGIES. We plan to identify and exploit new renewable fuels and technologies. We are currently examining new technologies enabling the conversion of cellulose, which is generated predominantly from wood waste, paper waste and agricultural waste, into ethanol and we are also researching opportunities to produce bio-diesel to serve West Coast markets.

KINERGY CUSTOMERS

      We purchase and resell ethanol to various customers in the Western United States. We also arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers. Our revenue is obtained primarily from sales of ethanol to large oil companies.

      During 2005, Kinergy purchased and resold an aggregate of approximately 67 million gallons of fuel grade ethanol to approximately 27 customers. Sales to Kinergy's three largest customers represented approximately 39% of our net sales in 2005. Sales to each of our other customers did not represent 10% or more of our net sales in 2005. Customers who accounted for 10% or more of our net sales in 2005 were New West Petroleum, Chevron Products USA, and Southern Counties Oil Co., which accounted for 18%, 11% and 10%, respectively, of Kinergy's net sales during that year.

      During 2004, Kinergy purchased and resold an aggregate of approximately 55 million gallons of fuel grade ethanol to approximately 25 customers. Net sales to Kinergy's four largest customers represented in the aggregate approximately 49% of Kinergy's total revenues in 2004. Sales to each of Kinergy's other customers did not represent 10% or more of Kinergy's net sales in 2004. Customers who accounted for 10% or more of Kinergy's net sales in 2004 were Southern Counties Oil Co., which accounted for 13% of Kinergy's net sales during that period and Conoco Phillips, Chevron Products USA and Valero, each of which accounted for 12% of Kinergy's net sales during that period.

      Most of the major metropolitan areas in California have fuel terminals served by rail, but other major metropolitan areas and more remote smaller cities and rural areas in California do not. We believe that we have developed a valuable niche in California by growing our business to supply customers in areas without rail access at fuel terminals, which are primarily located in the Sacramento, San Joaquin and Imperial Valleys of California. We manage the complicated logistics of shipping ethanol from the Midwest by rail to intermediate storage locations throughout the Western United States and trucking the ethanol from these storage locations to blending racks where the ethanol is blended with gasoline. We believe that by establishing an efficient service for truck deliveries to these more remote locations, we have differentiated ourselves from our competitors, which has resulted in increased sales and profitability. In addition, by producing ethanol in California, we believe that we will benefit from our ability to increase spot sales of ethanol from this additional supply following ethanol price spikes caused from time to time by rail delays in delivering ethanol from the Midwest to California.

      In March 2005, we agreed with Phoenix Bio-Industries, LLC, or PBI, to market and sell PBI's entire ethanol production volume from its facility in Goshen, California, which is approximately fifty miles southeast of our Madera County site. PBI commenced ethanol production at this facility in the fourth quarter of 2005 and we expect initial production volume to be approximately 25 million gallons per year. The term of the agreement is two years from the date that ethanol is first available for marketing from PBI's production facility. We believe that through Kinergy, we could market and sell locally all of the 25 million gallons expected to be produced each year at PBI's Goshen facility as well as all or substantially all of the 35 million gallons of ethanol expected to be produced each year at our Madera County ethanol production facility.

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

      We believe that the only consistent price risk to Kinergy currently is inventory risk. Management seeks to optimize transitions to new inventory sales contracts and reduce the effects of declining ethanol prices by managing inventory as carefully as possible to decrease inventory levels in anticipation of declining ethanol prices. In addition, management seeks to increase inventory levels in anticipation of rising ethanol prices. Because Kinergy decreases inventory levels in anticipation of declining ethanol prices and increases inventory levels in anticipation of rising ethanol prices, it is subject to the risk of ethanol prices moving in unanticipated directions, which could result in declining or even negative gross profit margins over certain periods of time, but also enables Kinergy to potentially benefit from above-normal gross profit margins.

      Over the past few years, the market price of ethanol has experienced significant fluctuations. More recently, the price of ethanol declined by approximately 25% from its 2004 average price per gallon in five months from January 2005 through May 2005 and reversed this decline and increased to approximately 55% above its 2004 average price per gallon in four months from June 2005 through September 2005. Since September 2005, the price of ethanol has generally trended downward and the average price of ethanol during October 2005 and through December 2005 was approximately 24% above its 2004 average price per gallon. We believe that the market price of ethanol will, for the foreseeable future, continue to experience significant fluctuations which may cause our future results of operations to fluctuate significantly. As a result, our historical results of operations may not be predictive of our future results of operations.

      Historically, Kinergy's gross profit margins have averaged between 2.0% and 4.4%. Kinergy's gross profit margin in 2005 and 2004 was 3.6% and 3.9%, respectively. We believe that Kinergy's future gross profit margins may be lower than historical levels for two principal reasons. First, increased competition in the ethanol market may reduce margins. Second, Kinergy may, in some cases, engage in direct sales arrangements that typically result in lower gross margins. Historically, Kinergy's sales were comprised to a greater degree of inventory sales that often involved the buying and selling of ethanol based on anticipated trends in the market price of ethanol. These inventory sales represented higher-risk positions but enabled Kinergy to achieve higher margin levels, as compared to direct sales, as a result of correctly anticipating fluctuations in the market price of ethanol. As a result of highly-volatile ethanol prices, we are unable to estimate Kinergy's future gross profit margins from inventory sales. However, we believe that over longer periods of up to a year or more, our gross profit margin from inventory sales is unlikely to exceed our historic high average gross profit margin of 4.4%.

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

      We expect to begin to market and sell ethanol we produce upon completion of construction of our initial ethanol production facility in Madera County. We intend to continue to market ethanol and manage the shipping, storage and delivery of ethanol from the Midwest to existing and new customers in the Western United States. In addition, we intend to continue to expand our business in regions that represent growing markets for ethanol, including Phoenix, Arizona, Las Vegas, Nevada and Portland, Oregon.

KINERGY SUPPLIERS

      During 2005, Kinergy purchased an aggregate of approximately 67 million gallons of fuel grade ethanol from approximately 15 suppliers. Purchases from Kinergy's three largest suppliers represented approximately 59% of Kinergy's total purchases in 2005. Purchases from each of Kinergy's other suppliers did not represent 10% or more of total purchases in 2005. Suppliers who accounted for 10% or more of these purchases in 2005 were Chief Industries, Inc., Archer Daniels Midland Company, and Renewable Products Marketing Group, LLC, which accounted for 22%, 20% and 17%, respectively, of Kinergy's purchases during that year.

      During 2004, Kinergy purchased an aggregate of approximately 55 million gallons of fuel grade ethanol from approximately 13 suppliers. Suppliers who accounted for 10% or more of the purchases in 2004 were Archer Daniels Midland Company, Chief Industries, Inc. and C&N Ethanol which accounted for 27%, 23% and 14%, respectively, of Kinergy's purchases during that year representing an aggregate of approximately 64% of the total ethanol Kinergy purchased for resale.

      We do not presently engage in any ethanol production activities. However, we are in the process of constructing an ethanol plant in Madera County for the production of at least 35 million gallons of ethanol per year. We are a marketer and reseller of ethanol throughout the Western United States. Accordingly, we are dependent upon various producers of fuel grade ethanol for our ethanol supplies. In addition, we provide ethanol transportation, storage and delivery services through third-party service providers.

      We assume risk of loss with respect to each shipment of ethanol once the ethanol is delivered to us by our suppliers at the agreed upon delivery location. We maintain this risk of loss until the ethanol is delivered to a fuel terminal. If our suppliers ship ethanol directly to our customers, risk of loss passes directly from our suppliers to our customers and we do not assume any risk of loss. We maintain insurance to cover the risks associated with our activities.

      Historically, we have not owned or leased any rail cars, tanker trucks or other fuel transportation vehicles. Instead, we have entered into contracts with third-party providers to receive ethanol at agreed upon locations from our suppliers and to store and/or deliver the ethanol to agreed upon locations on behalf of our customers. These contracts generally run from year-to-year, subject to termination by either party upon advance written notice before the end of the then-current annual term. However, due to increasing constraints on the availability of rail cars, we are in the process of executing long-term leases on rail cars to provide our customers with additional options to support their distribution needs.

PEI CALIFORNIA CUSTOMERS

      Upon completion of our ethanol plant in Madera County, we expect to market and sell ethanol produced at this plant through Kinergy. Kinergy's business focus has been on growing its market share at the Fresno fuel terminal, which is the only wholesale distribution point for gasoline for over 200 miles between Stockton and Bakersfield, California. The Fresno fuel terminal is only 20 miles southeast of our Madera County site. The Fresno/Clovis metro area population is approximately 850,000. In addition, the Fresno fuel terminal serves the Central Valley, which is one of the largest agricultural regions in the world. We are currently supplying over 50% of the ethanol distributed out of the Fresno fuel terminal. We expect that all of the ethanol generated by our Madera County facility will be able to be sold locally in the Fresno market that Kinergy has developed, capturing a key competitive advantage over Midwest ethanol producers who must incur the costs of delivering ethanol from thousands of miles away and subject their supplies to rail delays and other challenges.

      The San Joaquin Valley of California (located in the southern half of the Central Valley) has one of the highest concentrations of dairy cows in the world, with over 1.4 million head of cattle in an area covering approximately 30,000 square miles. We believe that there are approximately 500,000 dairy cows within a 50-mile radius of our production site in Madera County. We expect that our Madera County facility will be able to produce enough WDG to feed 105,000 to 130,000 dairy cows each year.

      We expect to be one of the few WDG producers with production facilities located in California. We intend to position WDG as the protein feed of choice based on its nutritional composition, consistency of quality and delivery, ease of handling and its mixing ability with minerals and other feed ingredients. We believe that WDG has an ideal moisture level to carry minerals and other feed ingredients and we expect to capture a higher combined profit margin by providing WDG to the feed market in California.

PEI CALIFORNIA SUPPLIERS

      The production of ethanol requires a significant amount of raw materials and supplies, such as corn, natural gas, electricity and water. The cost of corn is the most important variable cost associated with the production of ethanol. A 35 million gallon per year ethanol facility requires approximately 12.5 million bushels of corn each year or, according to the United States Department of Agriculture--National Agricultural Statistics Survey, nearly 66% of California's total 2005 annual corn production of approximately 19 million bushels. Therefore, a California ethanol plant must be able to efficiently ship corn from the Midwest via rail and then cheaply and reliably truck processed ethanol to local markets. We believe that our grain receiving facility at our Madera County site is one of the most efficient grain receiving facilities in the United States. The unloading system was designed to unload 110 rail cars consistently in less than fifteen hours. The plant will have the capacity to store a 49-day supply of corn, or approximately 1.8 million bushels.

      We plan to source corn using standard contracts, such as spot purchases, forward purchases and basis contracts. We plan to establish a relationship with a forwarding broker at the Chicago Board of Trade and expect to establish allowable limits of open and un-hedged grain transactions that its merchants will be required to follow pursuant to a risk management program. The limits established are expected to be reviewed and adjusted on a regular basis.

CONSTRUCTION OF ETHANOL PLANT

      PEI California, through PEI Madera, has entered into construction agreements with W.M. Lyles Co. for the construction of an ethanol plant at our Madera County site. The total construction cost of the facility is currently estimated to be $55.3 million. Of this amount, approximately $50.6 million is a guaranteed maximum price, or GMP, provided by W.M. Lyles Co. under construction agreements while the balance of approximately $4.7 million of construction and related expenditures are outside the scope of the W.M. Lyles Co. GMP. The GMP sets a cap on total construction costs while providing for shared savings if the actual cost falls below the GMP price. However, PEI Madera is liable for additional costs to the extent that the scope of work actually performed by W.M. Lyles Co. exceeds the scope of work that is the basis for the GMP. The construction agreements also provide that if PEI Madera terminates W.M. Lyles Co. in favor of another contractor, PEI Madera will be required to pay a termination fee of $5.0 million in addition to payment of all costs incurred by W.M. Lyles Co. for services rendered through the date of termination.

      PEI California has entered into a letter agreement with W.M. Lyles Co. that provides that if W.M. Lyles Co. pays performance liquidated damages to PEI Madera as a result of a defect attributable to Delta-T Corporation (our process design and technology provider), or if W.M. Lyles Co. pays liquidated damages to PEI Madera under PEI Madera's construction agreements as a result of a delay that is attributable to Delta-T Corporation, then PEI California will reimburse W.M. Lyles Co. for the liquidated damages to the extent they exceed $2.0 million and up to a maximum of $8.1 million.

      Responsibility for the proper and timely construction of our initial ethanol production facility in Madera County rests with W.M. Lyles Co. We are requiring a payment and performance bond to guarantee the quality and the timeliness of the construction of this facility. We had previously authorized W.M. Lyles Co. to expend up to $15.0 million on Phase I of construction, which has been completed. PEI Madera also issued a formal Notice to Proceed effective March 1, 2006, for the balance of the estimated $34.0 million necessary to complete the construction.

      Water supply is one of the most critical issues in developing a project in the State of California. There is a pervasive water shortage in the Central Valley, often causing spikes in the price of available water. We have taken a number of steps to reduce our exposure to interruptions in our water supply and to fluctuations in the market price of water. We have selected Delta-T Corporation, a process design and technology provider, that we believe is recognized in its industry for efficient use of water. Also, our Madera County property has one deep-water well with another deep-water well currently being developed, which together we believe will provide an ample supply of fresh water for our proposed ethanol production facility.

COMPETITION

      We operate in the highly-competitive ethanol marketing industry and plan to construct ethanol production facilities to begin producing our own ethanol. The largest ethanol producer in the United States is Archer-Daniels-Midland Company, or ADM, with wet and dry mill plants in the Midwest and a total production capacity of about 1.2 billion gallons per year, or about 30% of total United States ethanol production. According to the Renewable Fuels Association's ETHANOL INDUSTRY OUTLOOK 2006, there are approximately 95 ethanol plants currently operating with a combined annual production capacity of approximately
4.0 billion gallons. In addition, 29 ethanol plants and 9 expansions were under construction with a combined annual capacity of approximately 1.5 billion gallons. We believe that most of the growth in ethanol production over the last ten years has been by farmer-owned cooperatives that have commenced or expanded ethanol production as a strategy for enhancing demand for corn and adding value through processing. We believe that many smaller ethanol plants rely on marketing groups such as Ethanol Products, Aventine Renewable Energy, Inc. and Renewable Products Marketing Group to move their product to market. We believe that, because ethanol is a commodity, many of the Midwest ethanol producers can target California, though ethanol producers further west in states such as Nebraska and Kansas often enjoy delivery cost advantages.

      In March 2005, we agreed with PBI to market and sell PBI's entire ethanol production from its facility in Goshen, California, which is approximately fifty miles southeast of our Madera County site. PBI commenced ethanol production at this facility in the fourth quarter of 2005 and we expect initial production to be approximately 25 million gallons per year. The term of the agreement is two years from the date that ethanol is first available for marketing from PBI's production facility.

      We believe that our ability to successfully compete in the ethanol marketing industry depends on many factors, including the following principal competitive factors:

      o OUR ETHANOL DISTRIBUTION NETWORK. We believe that we have a competitive advantage due to the market niche that we have developed by supplying ethanol to customers in areas and markets in the Western United States that are not served by rail. We have developed an ethanol distribution network for delivery of ethanol by truck to virtually every significant fuel terminal as well as to numerous smaller fuel terminals throughout California. Fuel terminals have limited storage capacity and we have been successful in securing storage tanks in California. In addition, we have an extensive network of third-party delivery trucks available to deliver ethanol throughout California.

      o OUR CUSTOMER AND SUPPLIER RELATIONSHIPS. We have developed strong business relationships with our customers and suppliers. In particular, we have developed strong business relationships with major and independent un-branded customers who collectively control the majority of all gasoline sales in California. In addition, we have developed strong business relationships with ethanol suppliers throughout the Western and Midwestern United States.

      Although we believe that Kinergy is in an advantageous position relative to its competitors, Kinergy does have certain competitive vulnerabilities, including the current limited supply of available ethanol, which may result in Kinergy's inability to fully satisfy all of the demands of its customers, resulting in customers seeking alternative supplies of ethanol, including directly from ethanol producers such as ADM. If customers purchase ethanol from sources other than Kinergy, Kinergy's market share, sales and profitability may decline. In addition, if the price of ethanol stabilizes at historically high levels, or continues to increase, ethanol producers may seek to circumvent Kinergy's marketing and distribution services in order to obtain additional profits that Kinergy may otherwise be generating. Also, because ethanol competes with other alternative fuels, Kinergy's focus on ethanol subjects it to the vulnerability that other alternative fuels may offer advantages relative to ethanol or may, in the future, be favored through governmental regulations and offer greater tax incentives.

      We believe that our ability to successfully compete in the ethanol production industry depends on many factors, including the following principal competitive factors:

      o OUR LOCATION IN CALIFORNIA. We believe that after the completion of construction of an ethanol production facility, if it occurs, we will have a competitive advantage in the Central Valley market for ethanol because competing Midwest-sourced ethanol must be "double-handled" to reach Central Valley distribution racks and Midwest ethanol producers must incur the costs of delivering ethanol from hundreds of miles away and subject their supplies to rail delays and other challenges. In addition, the San Joaquin Valley has over 1.4 million head of dairy cattle in an area less than 30,000 square miles, which we believe will provide an excellent market for WDG, a co-product of ethanol and an important protein source for dairy cows.

      o OUR ETHANOL MARKETING DIVISION. Upon completion of our initial ethanol production facility in Madera County, if it occurs, we expect to market and sell ethanol produced at this facility through Kinergy. We estimate that ethanol demand in the Central Valley was approximately 200 million gallons in 2005. Kinergy is currently supplying over 50% of the ethanol distributed out of the Fresno fuel terminal. We expect that all or substantially all of the ethanol generated by PBI's facility in Goshen and at our Madera County facility will be able to be sold locally in the Fresno market that Kinergy has developed.

      Although we believe that our ethanol production business will be in an advantageous position relative to our competitors, we do have certain competitive vulnerabilities, including the fact that we are not yet producing ethanol. Because we are not presently in the ethanol production business, unlike our competitors, and other than through certain activities of Kinergy, we are not benefiting from sales of ethanol at the current, historically unprecedented high price levels. Our inability to capture profits based on the currently high price levels may provide our competitors, who are presently producing ethanol, with greater relative advantages resulting from greater capital resources available to these competitors.

      Although we believe that we have certain competitive advantages over our competitors, realizing and maintaining those advantages will require a continued high level of investment in marketing and customer service and support. We may not have sufficient resources to continue to make such investments. Even if sufficient funds are available, we may not be able to make the modifications and improvements necessary to maintain our competitive advantages.

GOVERNMENTAL REGULATION

      We and our existing and proposed business operations are subject to extensive and frequently changing federal, state and local laws and regulations relating to the protection of the environment. These laws, their underlying regulatory requirements and the enforcement thereof, some of which are described below, impact, or may impact, our existing and proposed business operations by imposing:

      o restrictions on our existing and proposed business operations and/or the need to install enhanced or additional controls;
      o   the need to obtain and comply with permits and authorizations;
      o liability for exceeding applicable permit limits or legal requirements, in certain cases for the remediation of contaminated soil and groundwater at our facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and
      o   specifications for the ethanol we market and plan to produce.

      In addition, some of the governmental regulations to which we are subject are helpful to our ethanol marketing business and proposed ethanol production business. The ethanol fuel industry is greatly dependent upon tax policies and environmental regulations that favor the use of ethanol in motor fuel blends in North America. Some of the governmental regulations applicable to our ethanol marketing business and proposed ethanol production business are briefly described below.

   FEDERAL EXCISE TAX EXEMPTION

      Ethanol blends have been either wholly or partially exempt from the federal excise tax, or FET, on gasoline since 1978. The exemption has ranged from $0.04 to $0.06 per gallon of gasoline during that 25-year period. Current law provides a $0.051 per gallon exemption from the $0.183 per gallon FET on gasoline if the taxable product is blended in a mixture containing at least 10% ethanol. The FET exemption was revised and its expiration date was extended for the sixth time since its inception as part of the Jumpstart Our Business Strength, or JOBS, Act enacted in October 2004. The new expiration date of the FET exemption is December 31, 2010. We believe that it is highly likely that this tax incentive will be extended beyond 2010 if Congress deems it necessary for the continued growth and prosperity of the ethanol industry.

   CLEAN AIR ACT AMENDMENTS OF 1990

      In November 1990, a comprehensive amendment to the Clean Air Act of 1977 established a series of requirements and restrictions for gasoline content designed to reduce air pollution in identified problem areas of the United States. The two principal components affecting motor fuel content are the Oxygenated Fuels Program, which is administered by states under federal guidelines, and a federally supervised Reformulated Gasoline Program.

      OXYGENATED FUELS PROGRAM

      Federal law requires the sale of oxygenated fuels in certain carbon monoxide non-attainment Metropolitan Statistical Areas, or MSA, during at least four winter months, typically November through February. Any additional MSA not in compliance for a period of two consecutive years in subsequent years may also be included in the program. The EPA Administrator is afforded flexibility in requiring a shorter or longer period of use depending upon available supplies of oxygenated fuels or the level of non-attainment. This law currently affects the Los Angeles area, where over 150 million gallons of ethanol are blended with gasoline each winter.

      REFORMULATED GASOLINE PROGRAM

      The Clean Air Act Amendments of 1990 established special standards effective January 1, 1995 for the most polluted ozone non-attainment areas: Los Angeles Basin, Baltimore, Chicago Area, Houston Area, Milwaukee Area, New York-New Jersey, Hartford Region, Philadelphia Area and San Diego, with provisions to add other areas in the future if conditions warrant. California's Central Valley was added in 2002. At the outset of the program there were a total of 96 MSAs not in compliance with clean air standards for ozone, which currently represents approximately 60% of the national market.

      The legislation requires a minimum of 2.0% oxygen by weight in reformulated gasoline as a means of reducing carbon monoxide pollution and replacing octane lost by reducing aromatics which are high octane portions of refined oil. The Reformulated Gasoline Program also includes a provision that allows individual states to "opt into" the federal program by request of the governor, to adopt standards promulgated by California that are stricter than federal standards, or to offer alternative programs designed to reduce ozone levels. Nearly all of the Northeast and middle Atlantic areas from Washington, D.C., to Boston not under the federal mandate have "opted into" the federal standards.

      These state mandates in recent years have created a variety of gasoline grades to meet different regional environmental requirements. Reformulated gasoline accounts for about 30% of nationwide gasoline consumption. Under current law, California refiners must blend a minimum of 2.0% oxygen by weight. This is the equivalent of 5.7% ethanol in every gallon of gas, or roughly 900 million gallons of ethanol per year in California alone.

   NATIONAL ENERGY LEGISLATION

      A national Energy Bill was signed into law in August 2005 by President Bush. The Energy Bill substitutes the existing oxygenation program in the Reformulated Gasoline Program with a national "renewable fuels standard." The standard sets a minimum amount of renewable fuels that must be used by fuel refiners. Beginning in 2006, the minimum amount of renewable fuels that must be used by fuel refiners is 4.0 billion gallons, which increases progressively to
7.5 billion gallons in 2012. While we believe that the overall national market for ethanol will grow, we believe that the market for ethanol in geographic areas such as California could experience either increases or decreases in the demand for ethanol depending on the preferences of petroleum refiners and state policies. See "Risk Factors."

   ADDITIONAL ENVIRONMENTAL REGULATIONS

      In addition to the governmental regulations applicable to the ethanol marketing and production industries described above, our business is subject to additional federal, state and local environmental regulations, including regulations established by the EPA, the California Air Quality Management District, the San Joaquin Valley Air Pollution Control District and the California Air Resources Board, or CARB. We cannot predict the manner or extent to which these regulations will harm or help our business or the ethanol production and marketing industry in general.

EMPLOYEES

      As of March 31, 2006, we employed 22 persons on a full-time basis, including through our subsidiaries. Our employees are highly skilled, and our success will depend in part upon our ability to retain such employees and attract new qualified employees who are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY.

      Our corporate headquarters, located in Fresno, California, consists of a 3,000 square foot office rented on a month-to-month basis. We also rent, on a month-to-month basis, an office in Davis, California, consisting of 500 square feet. In addition, we rent, under a three-year lease, an office in Portland, Oregon, consisting of 860 square feet.

      We have acquired real property located in Madera County consisting of approximately 137 acres on which we are constructing our first ethanol production facility. See "Business--Construction of Ethanol Plant" above. In management's opinion, this property is adequately covered by insurance.

      We have also secured an option to acquire an additional parcel of real property on which we may construct additional ethanol production facilities.

ITEM 3.   LEGAL PROCEEDINGS.

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

   BARRY SPIEGEL

      On December 23, 2005, Barry J. Spiegel, a stockholder of Pacific Ethanol and former director of Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512), or the Spiegel Action, against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell, or collectively, the Defendants. Messrs. Siegel, Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol.

      The Spiegel Action relates to the Share Exchange Transaction and purports to state the following five counts against the Defendants: (i) breach of fiduciary duty, (ii) violation of Florida's Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida Securities and Investor Protection Act. Mr. Spiegel is seeking $22.0 million in damages. On March 8, 2006, Defendants filed a motion to dismiss the Spiegel Action.

      We have agreed with Messrs. Friedman, Siegel, Kart and Udell to advance the costs of defense in connection with the Spiegel Action. Under applicable provisions of Delaware law, we may be responsible to indemnify each of the Defendants in connection with the Spiegel Action. The final outcome of the Spiegel Action will most likely take an indefinite time to resolve.

   GERALD ZUTLER

      In January 2003, DriverShield CRM Corp., or DriverShield, then a wholly-owned subsidiary of our predecessor, Accessity, was served with a complaint filed by Mr. Gerald Zutler, its former President and Chief Operating Officer, alleging, among other things, that DriverShield breached his employment contract, that there was fraudulent concealment of DriverShield's intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. The complaint was filed in the Supreme Court of the State of New York, County of Nassau, Index No.: 654/03. Mr. Zutler is seeking damages aggregating $2.225 million, plus punitive damages and reasonable attorneys' fees. DriverShield's management believes that DriverShield properly terminated Mr. Zutler's employment for cause, and intends to vigorously defend this suit. An Answer to the complaint was served by DriverShield on February 28, 2003. In 2003, Mr. Zutler filed a motion to have DriverShield's attorney removed from the case. The motion was granted by the court, but was subsequently overturned by an appellate court. DriverShield has filed a claim with its insurance carrier under its directors and officers and employment practices' liability policy. The carrier has agreed to cover certain portions of the claim as they relate to Mr. Siegel, DriverShield's former Chief Executive Officer. The policy has a $50,000 deductible and a liability limit of $3.0 million per policy year. At the present time, the carrier has agreed to cover the portion of the claim that relates to Mr. Siegel and has agreed to a fifty percent allocation of expenses.

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

      In 2003, we filed a lawsuit seeking damages in excess of $100 million as a result of information obtained during the course of the arbitration discussed above, against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., Presidion's parent corporation, (ii) Presidion's investment bankers, Mercator Group, LLC, or Mercator, and various related and affiliated parties and (iii) Taurus Global LLC, or Taurus, (collectively referred to as the "Mercator Action"), alleging that these parties committed a number of wrongful acts, including, but not limited to tortuously interfering in the transaction between us and Presidion. In 2004, we dismissed this lawsuit without prejudice, which was filed in Florida state court. We recently refiled this action in the State of California, for a similar amount, as we believe this to be the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, we filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. The final outcome of the Mercator Action will most likely take an indefinite time to resolve. We currently have limited information regarding the financial condition of the defendants and the extent of their insurance coverage. Therefore, it is possible that we may prevail, but may not be able to collect any judgment. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing us in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and we will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) We held our 2005 annual meeting of stockholders on December 30, 2005. As of the close of business on November 28, 2005, the record date for the meeting, we had outstanding 28,667,185 shares of common stock. A total of 26,052,724 shares of common stock were represented in person or by proxy at the meeting and constituted a quorum.

      (b) Management's nominees for election as directors were William L. Jones, Neil M. Koehler, Frank P. Greinke, Charles W. Bader, John J. Prince, Terry L. Stone and Kenneth J. Friedman, each of whom was an incumbent director. Each of those nominees was elected as a director at the meeting.

      (c)   (i)    Proposal 1: To elect seven nominees to the board of
directors:

            NOMINEE                          FOR           WITHHOLD AUTHORITY
            -------------------           ----------       ------------------

            William L. Jones              23,726,744             40,980
            Neil M. Koehler               23,738,184             29,540
            Frank P. Greinke              23,723,482             44,242
            Charles W. Bader              23,732,584             35,140
            John L. Prince                23,721,144             46,580
            Terry L. Stone                23,721,144             46,580
            Kenneth J. Friedman           23,672,761             94,963

      (c)   (ii)   Proposal 2: To consider and approve the issuance of shares of
Series A Cumulative Redeemable Convertible Preferred Stock pursuant to the Purchase Agreement dated November 14, 2005 between Pacific Ethanol, Inc. and Cascade Investment, L.L.C. and the Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock, and the consummation of the transactions contemplated by the Purchase Agreement and the Certificate of Designations.

            For:                     18,986,755
            Against:                    201,745
            Abstention:                   9,224
            Broker non-votes:         2,285,000

      (c) (iii) Proposal 3: To ratify the appointment of Hein & Associates LLP as the independent registered public accounting firm to audit our financial statements for the year ending December 31, 2005.

            For:                     23,731,918
            Against:                     29,200
            Abstention:                   6,606
            Broker non-votes:         2,285,000

      (d)   Not applicable.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has been traded on the Nasdaq National Market under the symbol "PEIX" since October 10, 2005. Prior to October 10, 2005 and since March 24, 2005, our common stock traded on the Nasdaq Capital Market (formerly, the Nasdaq SmallCap Market) under the symbol "PEIX." Prior to March 24, 2005, our common stock traded on the Nasdaq SmallCap Market under the symbol "ACTY." The table below shows, for each fiscal quarter indicated, the high and low closing prices for shares of our common stock. This information has been obtained from The Nasdaq Stock Market. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                             HIGH        LOW
                                                           ---------   --------
YEAR ENDED DECEMBER 31, 2004
   First Quarter........................................   $   2.61    $  1.70
   Second Quarter.......................................       6.09       1.62
   Third Quarter........................................       5.71       4.50
   Fourth Quarter.......................................       6.75       4.48

YEAR ENDED DECEMBER 31, 2005
   First Quarter........................................    $ 10.25    $  5.49
   Second Quarter.......................................      12.94       8.58
   Third Quarter........................................      11.20       7.78
   Fourth Quarter.......................................      13.48       7.71

      As of March 31, 2006, we had 30,549,888 shares of common stock outstanding and held of record by approximately 516 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 31, 2006, the closing sale price of our common stock on the Nasdaq National Market was $21.59 per share.

      We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

      Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of certain financial and other operating conditions and our ability to properly service the debt, thereby limiting or preventing us from paying cash dividends. In addition, the holders of our preferred stock are entitled to dividends of 5%, and those dividends must be paid prior to the payment of any dividends to our common stockholders.

      In June 2005, we issued 28,749 shares of common stock upon the exercise of warrants with an exercise price of $0.0001 per share.

      In September 2005, we issued 28,750 and 6,906 shares of common stock upon the exercise of warrants with an exercise price of $0.0001 and $2.00 per share, respectively.

      In November 2005, we issued 25,006 shares of common stock upon the exercise of warrants with an exercise price of $1.50 per share.

      In December 2005, we issued 28,750, 2,501, 20,000, 109,000 and 22,000 shares of common stock upon the exercise of warrants with an exercise price of $0.0001, $2.00, $2.65, $3.00 and $5.00 per share, respectively.

      Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were accredited or sophisticated with access to the kind of information registration would provide. In each case, appropriate investment representations were obtained, stock certificates were issued with restricted stock legends, and stop transfer orders were placed with our transfer agent.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

      o the projected growth or contraction in the ethanol market in which we operate;
      o   fluctuations in the market price of ethanol;
      o our business strategy for expanding, maintaining or contracting our presence in this market;
      o our ability to obtain the necessary financing to complete construction of our planned ethanol production facilities other than our facility in Madera County, California;
      o anticipated trends in our financial condition and results of operations; and
      o our ability to distinguish ourselves from our current and future competitors.

      We do not undertake to update, revise or correct any forward-looking statements.

      Any of the factors described above or in the "Risk Factors" section below could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

      Our primary goal is to become a leader in the production, marketing and sale of ethanol and other renewable fuels in the Western United States.

      Through our wholly-owned subsidiary, Kinergy Marketing, LLC, or Kinergy, we are currently engaged in the business of marketing ethanol in the Western United States. We provide transportation, storage and delivery of ethanol through third-party service providers. We sell ethanol primarily in California, Nevada, Arizona, Washington and Oregon and have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States. We do not currently produce any ethanol that we sell. Until we commence the production of ethanol, if at all, we expect our operations to consist primarily of the marketing and sale of ethanol produced by third-parties. Accordingly, we expect that unless and until we complete the construction of our initial ethanol production facility in Madera County our consolidated net sales will consist solely of net sales generated by Kinergy. We anticipate that our net sales will grow in the long-term as demand for ethanol increases and as a result of our marketing agreements with third-party ethanol producers.

      We believe that we have a competitive advantage due to the market niche that we have developed by supplying ethanol to customers in several major metropolitan and rural markets in California and other Western states. We also believe that the experience of our management over the past two decades and the operations Kinergy has conducted over the past five years have enabled us to establish valuable relationships in the ethanol marketing industry and understand the business of marketing ethanol.

      Through Pacific Ethanol Madera, LLC, or PEI Madera, a second-tier subsidiary of our wholly-owned subsidiary, Pacific Ethanol California, Inc., or PEI California, we are constructing an ethanol production facility in Madera County to begin the production and sale of ethanol and its co-products. In April 2006, we secured all the necessary financing to complete construction of this facility. See "Preferred Stock Financing" and "Debt Financing." We also intend to construct or otherwise acquire additional ethanol production facilities as financing resources and business prospects make the construction or acquisition of these facilities advisable.

      Our wholly-owned subsidiary, ReEnergy, LLC, or ReEnergy, does not presently have any significant business operations or plans. ReEnergy previously held an option to acquire real property in Visalia, California, on which we intended to build an ethanol production facility. Recently, we decided not to proceed with our initial plans to build a facility on the Visalia site and, as a result, we allowed the option to expire on December 15, 2005 without exercising our right to purchase the land and we are in the process of dissolving ReEnergy. We have secured an option to acquire an additional parcel of real property on which we may construct an additional ethanol production facility.

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

      We believe that the only consistent price risk to Kinergy currently is inventory risk. Management seeks to optimize transitions to new inventory sales contracts and reduce the effects of declining ethanol prices by managing inventory as carefully as possible to decrease inventory levels in anticipation of declining ethanol prices. In addition, management seeks to increase inventory levels in anticipation of rising ethanol prices. Because Kinergy decreases inventory levels in anticipation of declining ethanol prices and increases inventory levels in anticipation of rising ethanol prices, it is subject to the risk of ethanol prices moving in unanticipated directions, which could result in declining or even negative gross profit margins over certain periods of time, but also enables Kinergy to potentially benefit from above-normal gross profit margins.

      Over the past few years, the market price of ethanol has experienced significant fluctuations. More recently, the price of ethanol declined by approximately 25% from its 2004 average price per gallon in five months from January 2005 through May 2005 and reversed this decline and increased to approximately 55% above its 2004 average price per gallon in four months from June 2005 through September 2005. Since September 2005, the price of ethanol has generally trended downward and the average price of ethanol during October 2005 and through December 2005 was approximately 24% above its 2004 average price per gallon. We believe that the market price of ethanol will, for the foreseeable future, continue to experience significant fluctuations which may cause our future results of operations to fluctuate significantly. As a result, our historical results of operations may not be predictive of our future results of operations.

      Historically, Kinergy's gross profit margins have averaged between 2.0% and 4.4%. Kinergy's gross profit margins in 2005 and 2004 were 3.6% and 3.9%, respectively. We believe that Kinergy's future gross profit margins may be lower than historical levels for two principal reasons. First, increased competition in the ethanol market may reduce margins. Second, Kinergy may, in some cases, engage in direct sale arrangements that typically result in lower gross margins. Historically, Kinergy's sales were comprised to a greater degree of inventory sales that often involved the buying and selling of ethanol based on anticipated trends in the market price of ethanol. These inventory sales represented higher-risk positions but enabled Kinergy to achieve higher margin levels, as compared to direct sales, as a result of correctly anticipating fluctuations in the market price of ethanol. As a result of highly-volatile ethanol prices, we are unable to estimate Kinergy's future gross profit margins from inventory sales. However, we believe that over longer periods of up to a year or more, our gross profit margin from inventory sales is unlikely to exceed our historic high average gross profit margin of 4.4%.

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

      Kinergy's gross profit margin declined by 56% from 3.9% in 2004 to 1.7% in the first quarter of 2005, declined further by 82% from 3.9% in 2004 to 0.7% in the second quarter of 2005 and increased by 59% from 3.9% in 2004 to 6.2% in the third quarter of 2005 and decreased by 6.2% from 3.9% in 2004 to 3.7% in the fourth quarter of 2005. Kinergy's gross profit margin for 2005 declined by 7.8% from 3.9% in 2004 to 3.6% in 2005. Kinergy's gross profit margin in the first quarter of 2005 is generally reflective of the contracted margins for that period. The decline in Kinergy's gross profit margin in the second quarter of 2005 resulted primarily from the transition from inventory sales contracts ending in the first quarter of 2005 to new inventory sales contracts beginning in the second quarter of 2005 during a period of rapidly declining market prices. As discussed above, because of the time lag in delivering ethanol under new inventory sales contracts, Kinergy sold ethanol under these contracts from existing inventory that was purchased at levels higher than the prevailing market price at the time of sale. The increase in Kinergy's gross profit margin in the third quarter of 2005 is generally reflective of opportunistic buying and selling during a period of rapidly increasing market prices. The decrease in Kinergy's gross profit margin in the fourth quarter of 2005 resulted primarily from the transition to new sales contracts beginning in the fourth quarter of 2005 at lower market prices. As noted above, the price of ethanol declined during the first and second quarters of 2005 by approximately 25% from its 2004 average price per gallon in five months from January 2005 through May 2005 and reversed this decline and increased during the third quarter of 2005 to approximately 55% above its 2004 average price per gallon in four months from June 2005 through September 2005. Since September 2005, the price of ethanol has generally trended downward and the average price of ethanol for the fourth quarter of 2005 was approximately 24% above its 2004 average price per gallon.

      Management correctly anticipated a softening in the price of ethanol in early 2005, but neither management nor, we believe, the ethanol industry as a whole, anticipated the speed and the extent of the decline in the price of ethanol from January 2005 through May 2005. As a result, Kinergy was forced to sell some ethanol at negative gross profit levels following the rapid and extensive decline in the price of ethanol. In the second quarter of 2005, and before ethanol prices increased to levels significantly higher than their recent lows, Kinergy sold much of this ethanol inventory that was acquired at prices higher than those prevailing at the time of sale. Accordingly, despite the general increase in ethanol prices during the second quarter of 2005, this inventory and these sales still had the effect of depressing Kinergy's gross profit margin to 0.7% for the entire second quarter of 2005 and to 0.8% for the six months ended June 30, 2005. However, as a result of the substantial increase in the price of ethanol during the third quarter of 2005, and the opportunistic buying and selling of ethanol during that period, Kinergy's gross profit margin increased to 6.2% for the third quarter of 2005, a level significantly higher than our gross profit margins for either the first or second quarters of 2005. As noted above, our results in the third quarter of 2005, together with our results in the fourth quarter of 2005, raised Kinergy's gross profit margin to 3.6% for year ended December 31, 2005.

      Management decided to maintain net long ethanol positions in the first and second quarters of 2005 as a result of a confluence of factors, including its expectation of increased prices of gasoline and petroleum and anticipated favorable federal legislation that we expected would increase the demand for and price of ethanol over the short- and longer-terms. We believe that these factors were, however, outweighed by a sudden but short-lived excess of ethanol supplied to the market by a number of new ethanol production facilities. We believe that the sudden and short-lived excess of ethanol supplied to the market coupled with higher market-wide inventory levels caused the rapid and steep decline in the price of ethanol. Following its rapid decline during January 2005 through May 2005, the price of ethanol reversed and subsequently increased to unprecedented high levels from June 2005 through September 2005. Though prices showed a moderate downward trend in the fourth quarter of 2005, we believe that the year's overall trend of increasing ethanol prices reflects the market's relatively quick absorption of the additional supply of ethanol that was, and that continues to be, supplied to the market by new ethanol production facilities.

SHARE EXCHANGE TRANSACTION

      On March 23, 2005, we completed a share exchange transaction, or the Share Exchange Transaction, with the shareholders of PEI California, and the holders of the membership interests of each of Kinergy and ReEnergy, pursuant to which we acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the share exchange, our predecessor, Accessity Corp., or Accessity, reincorporated in the State of Delaware under the name "Pacific Ethanol, Inc." through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the reincorporation. We are the surviving entity resulting from the reincorporation merger and Kinergy, PEI California and ReEnergy are three of our wholly-owned subsidiaries.

      The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. As a result, our results of operations for 2004 consist of the operations of PEI California only. We have consolidated the results of PEI California, Kinergy and ReEnergy beginning March 23, 2005, the date of the Share Exchange Transaction. Accordingly, our results of operations for 2005 consist of the operations of PEI California for the entire 12-month period and the operations of Kinergy and ReEnergy from March 23, 2005 through December 31, 2005. We expect that, until we complete construction of our ethanol production facility in Madera County, our operations will consist solely of operations conducted by Kinergy.

      In connection with the Share Exchange Transaction, we issued an aggregate of 20,610,987 shares of common stock to the shareholders of PEI California, 3,875,000 shares of common stock to the limited liability company member of Kinergy and an aggregate of 125,000 shares of common stock to the limited liability company members of ReEnergy. In addition, holders of options and warrants to acquire an aggregate of 3,157,587 shares of common stock of PEI California were, following the consummation of the Share Exchange Transaction, deemed to hold warrants to acquire an equal number of our shares of common stock. Also, a holder of a promissory note, a portion of which was convertible into an aggregate of 664,879 shares of common stock of PEI California was, following the consummation of the Share Exchange Transaction, entitled to convert the note into an equal number of shares of our common stock.

      The following table summarizes the unaudited assets acquired and liabilities assumed in connection with the Share Exchange Transaction:

                                                 Accessity           Kinergy            ReEnergy
                                               March 23, 2005    March 23, 2005      March 23, 2005          Total
                                              ----------------  ----------------    ----------------    ---------------
Current Assets
   Cash                                        $    2,870,270    $      454,099      $        2,555      $   3,326,924
   Other current assets                                    --         3,407,272                  --          3,407,272
                                               ---------------   ---------------     ---------------     --------------
     Total Current Assets                           2,870,270         3,861,371               2,555          6,734,196
                                               ---------------   ---------------     ---------------     --------------
Property and Equipment                                     --             6,224                  --              6,224
                                               ---------------   ---------------     ---------------     --------------
Other Assets
   Land option                                             --                --             120,000            120,000
                                               ---------------   ---------------     ---------------     --------------
Intangible Assets
   Distribution backlog                                    --           136,000                  --            136,000
   Customer relations                                      --         4,741,000                  --          4,741,000
   Non-compete                                             --           695,000                  --            695,000
   Trade name                                              --         2,678,000                  --          2,678,000
   Goodwill                                                --         2,565,750                  --          2,565,750
                                               ---------------   ---------------     ---------------     --------------
     Total Intangible Assets                               --        10,815,750                  --         10,815,750
                                               ---------------   ---------------     ---------------     --------------

Total Assets                                        2,870,270        14,683,345             122,555         17,676,170
                                               ---------------   ---------------     ---------------     --------------
Current Liabilities
   Accounts payable  and accrued expenses             138,978         1,771,981               1,116          1,912,075
   Amount due to Cagan-McAfee                          83,017                --                  --             83,017
   Due to Kinergy/ReEnergy Members                         --         2,095,614               1,439          2,097,053
                                               ---------------   ---------------     ---------------     --------------
     Total Current Liabilities                        221,995         3,867,595               2,555          4,092,145
                                               ---------------   ---------------     ---------------     --------------

     Net Assets                                $    2,648,275    $   10,815,750      $      120,000      $  13,584,025
                                               ===============   ===============     ===============     ==============

Expense for services rendered in
   connection with feasibility study           $           --    $           --      $      852,250      $     852,250
                                               ===============   ===============     ===============     ==============

Stock Issued                                        2,339,452         3,875,000             125,000          6,339,452
Stock issued to Accessity officers                    600,000                --                  --            600,000
Stock Issued as finders fee                           150,000                --                  --            150,000
                                               ---------------   ---------------     ---------------     --------------
     Total Stock Issued                             3,089,452         3,875,000             125,000          7,089,452
                                               ===============   ===============     ===============     ==============

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

                                                  Year Ended December 31,
                                            -----------------------------------
                                                 2005                 2004
                                            --------------       --------------

   Net sales                                $ 111,186,711        $  82,810,168
                                            ==============       ==============
   Net loss                                 $  (9,829,336)       $  (3,706,158)
                                            ==============       ==============
   Loss per share of common stock
      Basic and diluted                     $       (0.35)       $       (0.13)
                                            ==============       ==============

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

COMMON STOCK FINANCING

      On March 23, 2005, prior to the consummation of the Share Exchange Transaction, PEI California issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. PEI California paid cash placement agent fees and expenses of approximately $1,850,400 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $274,415.

      We were obligated under a registration rights agreement, or Registration Rights Agreement, related to the above financing to file, on the 151st day following March 23, 2005, a Registration Statement with the Securities and Exchange Commission, or the Commission, registering for resale shares of common stock, and shares of common stock underlying investor warrants and certain of the placement agent warrants, issued in connection with the private offering. If
(i) we did not file the Registration Statement within the time period prescribed, or (ii) we failed to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, within five trading days of the date that we are notified (orally or in writing, whichever is earlier) by the Commission that the Registration Statement will not be "reviewed," or is not subject to further review, or (iii) the Registration Statement filed or required to be filed under the Registration Rights Agreement was not declared effective by the Commission on or before November 3, 2005, or (iv) after the Registration Statement is first declared effective by the Commission, it ceases for any reason to remain continuously effective as to all securities registered thereunder, or the holders of such securities are not permitted to utilize the prospectus contained in the Registration Statement to resell such securities, for more than an aggregate of 45 trading days during any 12-month period (which need not be consecutive trading days) (any such failure or breach being referred to as an "Event," and for purposes of clause (i) or (iii) the date on which such Event occurs, or for purposes of clause (ii) the date on which such five-trading day period is exceeded, or for purposes of clause (iv) the date on which such 45-trading day-period is exceeded being referred to as "Event Date"), then in addition to any other rights the holders of such securities may have under the Registration Statement or under applicable law, then, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, we are required to pay to each such holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. If we fail to pay any partial liquidated damages in full within seven days after the date payable, we are required to pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages are to apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event.

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

      The Registration Statement was not declared effective by the Securities and Exchange Commission on or before 225 days following March 23, 2005. We endeavored to have all security holders entitled to these registration rights execute amendments to the Registration Rights Agreement reducing the penalty from 2.0% to 1.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. This penalty reduction applied to penalties accrued on or prior to January 31, 2006 as a result of the related Registration Statement not being declared effective by the Securities and Exchange Commission. Certain of the security holders executed this amendment. However, not all security holders executed this amendment and as a result, we paid an aggregate of $298,050 in penalties on November 8, 2005. The Registration Statement was declared effective by the Securities and Exchange Commission on December 1, 2005.

PREFERRED STOCK FINANCING

   GENERAL

      On April 13, 2006, we issued to one investor, Cascade Investment, L.L.C., or Cascade, 5,250,000 shares of our Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock, at a price of $16.00 per share, for an aggregate purchase price of $84.0 million. Of the $84.0 million aggregate purchase price, $4.0 million was paid to us at closing and $80.0 million was deposited into a restricted cash account and will be disbursed in accordance with the Deposit Agreement described below. We are entitled to use the initial $4.0 million of proceeds for general working capital purposes and must use the remaining $80.0 million for the construction or acquisition of one or more ethanol production facilities in accordance with the terms of the Deposit Agreement described below.

   CERTIFICATE OF DESIGNATIONS

      The Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock, or Certificate of Designations, provides for 7,000,000 shares of preferred stock to be designated as Series A Cumulative Redeemable Convertible Preferred Stock. The Series A Preferred Stock ranks senior in liquidation and dividend preferences to our common stock. Holders of Series A Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% of the purchase price per share of the Series A Preferred Stock; however, such dividends may, at our option, be paid in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock. The holders of Series A Preferred Stock have a liquidation preference over the holders of our common stock equivalent to the purchase price per share of the Series A Preferred Stock plus any accrued and unpaid dividends on the Series A Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including transfer of all or substantially all of our capital stock or assets or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series A Preferred Stock vote affirmatively in favor of or otherwise consent to such transaction.

      The holders of the Series A Preferred Stock have conversion rights initially equivalent to two shares of common stock for each share of Series A Preferred Stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that we issue equity securities at a price equivalent to less than $8.00 per share, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis). Certain specified issuances will not result in antidilution adjustments. The shares of Series A Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series A Preferred Stock of 25% or more. Accrued but unpaid dividends on the Series A Preferred Stock are to be paid in cash upon any conversion of the Series A Preferred Stock.

      The holders of Series A Preferred Stock vote together as a single class with the holders of our common stock on all actions to be taken by our stockholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of our common stock into which each share of Series A Preferred Stock is convertible. However, the number of votes for each share of Series A Preferred Stock may not exceed the number of shares of common stock into which each share of Series A Preferred Stock would be convertible if the applicable conversion price were $8.99. The holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock. The holders of the Series A Preferred Stock are also afforded preemptive rights with respect to certain securities offered by us and are entitled to certain redemption rights.

   DEPOSIT AGREEMENT

      The Deposit Agreement between us and Comerica Bank provides for a restricted cash account into which $80.0 million of the aggregate purchase price for the Series A Preferred Stock has been deposited. We may not withdraw funds from the restricted cash account except in accordance with the terms of the Deposit Agreement. Under the Deposit Agreement, we may, with certain prescribed limitations, requisition funds from the restricted cash account for the payment of construction costs in connection with the construction of ethanol production facilities.

   REGISTRATION RIGHTS AND STOCKHOLDERS AGREEMENT

      In connection with the issuance of the Series A Preferred Stock, we entered into a Registration Rights and Stockholders Agreement, or Rights Agreement, with Cascade. The Rights Agreement is to be effective until the holders of the Series A Preferred Stock, and their affiliates, as a group, own less than 10% of the Series A Preferred Stock issued under the purchase agreement with Cascade, including common stock into which such Series A Preferred Stock has been converted (the "Termination Date"). The Rights Agreement provides that holders of a majority of the Series A Preferred Stock, including common stock into which the Series A Preferred Stock has been converted, may demand and cause us, at any time after April 13, 2007, to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Series A Preferred Stock, or Registrable Securities. Following such demand, we are required to notify any other holders of the Series A Preferred Stock or Registrable Securities of our intent to file a registration statement and, to the extent requested by such holders, include them in the related registration statement. We are required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144(k), which requires, among other things, a minimum two-year holding period and requires that any holder availing itself of Rule 144(k) not be an affiliate of Pacific Ethanol. The holders are entitled to three demand registrations on Form S-1 and unlimited demand registrations on Form S-3; however, we are not obligated to effect more than two demand registrations on Form S-3 in any 12-month period.

      In addition to the demand registration rights afforded the holders under the Rights Agreement, the holders are entitled to "piggyback" registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by us with respect to other registrations of equity securities. The holders are entitled to unlimited "piggyback" registration rights.

      The Rights Agreement provides for the initial appointment of two persons designated by Cascade to our Board of Directors, and the appointment of one of such persons as the Chairman of the Compensation Committee of the Board of Directors. Following the Termination Date, Cascade is required to cause its director designees, and all other designees, to resign from all applicable committees and boards of directors, effective as of the Termination Date.

DEBT FINANCING

   OVERVIEW

      On April 13, 2006, PEI California's second-tier subsidiary, Pacific Ethanol Madera LLC, or PEI Madera, entered into a Construction and Term Loan Agreement, or Construction Loan, with Hudson United Capital, or Hudson, and Comerica Bank, or Comerica. This debt financing, or Debt Financing, is in the aggregate amount of up to approximately $34.0 million and will provide a portion of the total financing necessary for the completion of our ethanol production facility in Madera County, or Project. The Project cost is not to exceed approximately $65.1 million, or Project Cost.

      We have contributed assets to PEI Madera having a value of approximately $13.9 million (the "Contributed Assets"). We are is responsible for arranging cash equity (the "Contributed Amount") in an amount that, when combined with the Contributed Assets would be equal to no less than the difference between the Debt Financing amount of $34.0 million and the total Project Cost. The Contributed Amount is expected to be approximately $31.1 million and been satisfied through the application of $17.7 million of Cascade's investment in our Series A Preferred Stock.

   CONSTRUCTION LOAN AND TERM LOAN

      The Debt Financing will initially be in the form of a construction loan, or Construction Loan, that will mature on or before the Final Completion Date, after which the Debt Financing will be converted to a term loan, or Term Loan, that will mature on the seventh anniversary of the closing of the Term Loan. If the conversion does not occur and PEI Madera elects to repay the Construction Loan, then PEI Madera must pay a termination fee equal to 5.00% of the amount of the Construction Loan. The closing of the Term Loan is expected to be the Final Completion Date. The Construction Loan interest rate will float at a rate equal to the 30-day London Inter Bank Offered Rate, or LIBOR, plus 3.75%. PEI Madera will be required to pay the Construction Loan interest monthly during the term of the Construction Loan. The Term Loan interest rate will float at a rate equal to the 90-day LIBOR plus 4.00%. PEI Madera will be required to purchase interest rate protection in the form of a LIBOR rate cap of no more than 5.50% from a provider on terms and conditions reasonably acceptable to Lender, and in an amount covering no less than 70% of the principal outstanding on any loan payment date commencing on the first draw down date through the fifth anniversary of the Term Loan. Loan repayments on the Term Loan are to be due quarterly in arrears for a total of 28 payments beginning on the closing of the Term Loan and ending on its maturity date. The loan amortization for the Project will be established on the closing of the Term Loan based upon the operating cash projected to be available to PEI Madera from the Project as determined by closing pro forma projections. The Debt Financing will be the only secured indebtedness permitted on the Project. The Debt Financing will be senior to all obligations of the Project and PEI Madera other than direct Project operating expenses and expenses incurred in the ordinary course of business. All direct and out-of-pocket expenses of Pacific Ethanol or our direct and indirect subsidiaries will be reimbursed only after the repayment of the Debt Financing obligations.

      The Term Loan amount is to be the lesser of (i) $34.0 Million, (ii) 52.25% of the total Project cost as of the Term Loan Conversion Date, and (iii) an amount equal to the present value (discounted at an interest rate of 9.5% per annum) of 43.67% of the operating cash distributable to and received by PEI Madera supported by the closing pro forma projections, from the closing of Term Loan through the seventh anniversary of such closing.

   LENDER'S SECURITY INTEREST

      The Debt Financing is secured by: (i) a perfected first priority security interest in all of the assets of PEI Madera, including inventories and all right title and interest in all tangible and intangible assets of the Project; (ii) a perfected first priority security interest in the Project's grain facility, including all of PEI Madera's and Pacific Ethanol's and its affiliates' right title and interest in all tangible and intangible assets of the Project's grain facility; (iii) a pledge of 100% of the ownership interest in PEI Madera; (iv) a pledge of the PEI Madera's ownership interest in the Project; (v) an assignment of all revenues produced by the Project and PEI Madera; (vi) the pledge and assignment of the material Project documents, to the extent assignable; (vii) all contractual cash flows associated with such agreements; and (viii) any other collateral security as Lender may reasonably request. In addition, the Construction Loan is secured by a completion bond provided by W.M. Lyles Co.

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

   REVENUE RECOGNITION

      We derive revenue primarily from sales of ethanol. Our sales are based upon written agreements or purchase orders that identify the amount of ethanol to be purchased and the purchase price. Shipments are made to customers, either, directly from suppliers or from our inventory to our customers by truck or rail. Ethanol that is shipped by rail originates primarily in the Midwest and takes from 10 to 14 days from date of shipment to be delivered to the customer or to one of four terminals in California and Oregon. For local deliveries the product is shipped by truck and delivered the same day as shipment. Revenue is recognized upon delivery of ethanol to a customer's designated ethanol tank in accordance with Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION, and the related Emerging Issues Task Force ("EITF") Issue No. 99-19, REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT.

      Revenues on the sale of ethanol, which is shipped from our stock of inventory, are recognized when the ethanol has been delivered to the customer, provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectibility is reasonably assured.

      In accordance with EITF Issue No. 99-19, revenue from drop shipments of third-party ethanol sales are recognized upon delivery, and recorded at the gross amount when we are responsible for fulfillment of the customer order, have latitude in pricing, incur credit risk on the receivable and have discretion in the selection of the supplier. Shipping and handling costs are included in cost of goods sold.

      We have entered into certain contracts under which we may pay the owner of the ethanol the gross payments received by us from third parties for forward sales of ethanol less certain transaction costs and fees. From the gross payments, we may deduct transportation costs and expenses incurred by or on behalf of Pacific Ethanol in connection with the marketing of ethanol pursuant to the agreement, including truck, rail and terminal fees for the transportation of the facility's ethanol to third parties and may also deduct and retain a marketing fee calculated after deducting these costs and expenses. During 2005, we did not record revenues under these terms. If and when we do purchase and sell ethanol under these terms, we will evaluate the proper recording of the sales under EITF Issue No. 99-19.

   INVENTORIES

      Inventories consist of fuel ethanol and is valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Shipping, handling and storage costs are classified as a component of cost of goods sold. Title to ethanol transfers from the producer to us when the ethanol passes through the inlet flange of our receiving tank.

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

      In connection with the Share Exchange Transaction and our acquisition of Kinergy and ReEnergy, we engaged a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. Through that process, we have estimated that for Kinergy, the distribution backlog is valued at $136,000, the customer relationships are valued at $4,741,000, a non-compete agreement is valued at $695,000 and the trade name is valued at $2,678,000. We issued stock valued at $9,803,750 for the acquisition of Kinergy. In addition, certain stockholders sold stock to the sole member of Kinergy and a related party, increasing the purchase price by $1,012,000. The purchase price for Kinergy totaled $10,815,750. Goodwill directly associated with the Kinergy acquisition therefore totaled $2,565,750. The Kinergy trade name is determined to have an indefinite life and therefore, rather than being amortized, is being periodically tested for impairment. The distribution backlog has an estimated life of six months, the customer relationships were estimated to have a ten-year life and the non-compete had an estimated life of three years and, as a result, will be amortized accordingly, unless otherwise impaired at an earlier time.

      We made a $150,000 cash payment and issued stock valued at $316,250 for the acquisition of ReEnergy. In addition, certain stockholders sold stock to the members of ReEnergy, increasing the purchase price by $506,000. The purchase price for ReEnergy totaled $972,250. Of this amount, $120,000 was recorded as an asset for the option to acquire land and because the acquisition of ReEnergy was not deemed to be an acquisition of a business, the remaining purchase price of $852,250 was recorded as an expense for services rendered in connection with a feasibility study. Upon the expiration of the land option on December 15, 2005, we expensed the $120,000 fair value of the option.

   STOCK-BASED COMPENSATION

      We account for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under the intrinsic-value method prescribed by APB Opinion No. 25, compensation cost is the excess, if any, of the quoted market price of the stock on the grant date of the option over the exercise price of the option.

      Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

RESULTS OF OPERATIONS

      The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales. The columns present the following:

      o The first two data columns in each table show the absolute results for each period presented.

      o The columns entitled "Dollar Variance" and "Percentage Variance" show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

      o The last two columns in each table show the results for each period as a percentage of net sales.

   YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

                                                                                                               RESULTS AS A
                                                                                                                PERCENTAGE
                                                                              DOLLAR        PERCENTAGE      OF NET SALES FOR THE
                                                   YEAR ENDED                VARIANCE        VARIANCE            YEAR ENDED
                                                   DECEMBER 31,            ------------    -------------        DECEMBER 31,
                                            ---------------------------      FAVORABLE       FAVORABLE      ----------------------
                                                2005           2004        (UNFAVORABLE)   (UNFAVORABLE)      2005        2004
                                            -------------   ------------   -------------   -------------    ---------  -----------
Net sales.................................  $ 87,599,012    $    19,764    $ 87,579,248       443,125%        100.0%       100.0%
Cost of sales.............................    84,444,183         12,523     (84,431,660)     (674,213)         96.4         63.4
                                            -------------   ------------   -------------   -------------    ---------  -----------
Gross profit..............................     3,154,829          7,241       3,147,588        43,469           3.6         36.6
Selling, general and administrative
  expenses................................    10,994,630      2,277,510      (8,717,120)         (383)         12.6     11,523.5
Feasibility study expensed in connection
  with acquisition of ReEnergy............       852,250             --        (852,250)         (100)          1.0           --
Acquisition cost expense in excess of
  cash received...........................       480,948             --        (480,948)         (100)          0.5           --
Discontinued design of cogeneration
  facility................................       310,523             --        (310,522)         (100)          0.3           --
                                            -------------   ------------   -------------   -------------    ---------  -----------
Loss from operations .....................    (9,483,521)    (2,270,269)     (7,213,252)         (318)        (10.8)   (11,486.9)
Total other expense.......................      (433,998)      (530,698)         96,700            18          (0.5)    (2,685.2)
                                            -------------   ------------   -------------   -------------    ---------  -----------
Loss from operations before income taxes..    (9,917,519)    (2,800,967)     (7,116,552)         (254)        (11.3)   (14,172.1)
Provision for income taxes ...............         5,600          1,600          (4,000)         (250)           --          8.1
                                            -------------   ------------   -------------   -------------    ---------  -----------

Net loss..................................  $ (9,923,119)   $(2,802,567)   $ (7,120,552)         (254)%       (11.3)%  (14,180.2)%
                                            =============   ============   =============   =============    =========  ===========

      NET SALES. Net sales for the year ended December 31, 2005 increased by $87,579,248 to $87,599,012 as compared to $19,764 for the year ended December 31, 2004. Sales attributable to the acquisition of Kinergy on March 23, 2005 contributed $87,583,105 of this increase. Without the acquisition of Kinergy, our net sales would have been $15,907.

      GROSS PROFIT. Gross profit for 2005 increased by $3,147,588 to $3,154,829 as compared to $7,241 for 2004, primarily due to the acquisition of Kinergy on March 23, 2005. Gross profit as a percentage of net sales decreased to 3.6% for 2005 as compared to 36.6% for 2004. This difference is attributable to the acquisition of Kinergy on March 23, 2005.

      Historically, Kinergy's gross profit margins have averaged between 2.0% and 4.4%. Kinergy's gross profit margins in 2005 and 2004 were 3.6% and 3.9%, respectively. We believe that Kinergy's future gross profit margins may be lower than historical levels for two principal reasons. First, increased competition in the ethanol market may reduce margins. Second, Kinergy may, in some cases, engage in direct sales arrangements that typically result in lower gross margins.

      Kinergy's gross profit margin declined from 3.9% in 2004 to 3.6% for 2005. This slight decline in Kinergy's gross profit margin for 2005 resulted primarily from a combination of factors. The transition from inventory sales contracts ending in the first quarter of 2005 to new inventory sales contracts beginning in the second quarter of 2005 during a period of rapidly declining market prices reduced gross profit margins for the first and second quarters of 2005 as compared to the same periods in 2004. This reduction was offset by rapidly increasing market prices during the third quarter of 2005 resulting in a gross profit margin of 6.2% for that period and a combined gross profit margin of 3.6% for the nine months ended September 30, 2005. Kinergy sold ethanol under these contracts from existing inventory that was purchased at levels higher than the prevailing market price at the time of sale in the second quarter of 2005 and conversely sold ethanol under these contracts from existing inventory that was purchase at levels lower than the prevailing market price at the time of sale in the third quarter. Kinergy's gross profit margin in the fourth quarter of 2005 was 3.7% as compared to 3.9% during the same period in 2004. Accordingly, the fluctuation in ethanol prices during 2005, had the net effect of reducing Kinergy's gross profit margin by 0.3% from 3.9% in 2004 to 3.6% in 2005.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 2005 increased by $8,717,120 (383%) to $10,994,630 as compared to $2,277,510 in 2004. This increase was primarily due to $2,041,052 in additional legal, accounting and consulting fees, $2,058,009 in abandoned debt financing fees, $802,177 in additional amortization of intangibles and $1,250,904 in additional payroll expense related to the three executive employment agreements that became effective upon the consummation of the Share Exchange Transaction on March 23, 2005, the addition of two staff positions in May and June 2005, an employee promotion in May 2005, the addition of two executive positions in June 2005, the addition of two high-level ethanol plant management positions in September 2005 and the addition of three additional staff positions in the fourth quarter of 2005. Additionally, non-cash compensation and consulting fees increased $651,000 for non-cash compensation from stock grants in connection with the hiring of two employees, $232,250 for a stock grant that vested upon closing of the Share Exchange Transaction on March 23, 2005, $104,400 for non-cash consulting fees related to stock options granted to a consulting firm in connection with the employment of our Chief Financial Officer, $58,834 for non-cash compensation related to stock options granted in connection with the hiring of two ethanol plant managers, $21,656 for non-cash compensation related to stock options granted to reward employees for past performance, $172,500 for non-cash consulting fees related to warrants that were granted in February 2004 and vested over one year, and $822,636 for non-cash consulting fees related to warrants that were granted in connection with the Share Exchange Transaction that vest ratably over two years. The increase in selling, general and administrative expenses was also due to $194,564 in additional insurance expense related primarily to liability and property coverage for our Madera County construction site, a $408,914 increase in non-sales commission expense related to insurance proceeds for the casualty loss at the Company's Madera facility, a $164,296 increase for expenses related to the termination of the proposed acquisition of PBI, a $221,260 increase in business travel expenses, a $81,899 increase in research and development expense, a $168,027 increase in market and filing fees, a $164,542 increase in policy and investor relations expenses, a $71,726 increase in rents, a $47,527 increase in advertising and marketing expense, an $54,780 increase in dues and trade memberships, a $54,157 increase in printing and postage expense, a $25,057 increase in telephone expense, a $7,158 increase in bad debt expense, and the net balance of $45,295 related to various increases in other selling, general and administrative expenses.

      We expect that over the near-term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the construction of our Madera County ethanol production facility and increased activity in searching for and analyzing potential acquisitions.

      SERVICES RENDERED IN CONNECTION WITH FEASIBILITY STUDY. Services rendered in connection with feasibility study in 2005 increased by $852,250 (100%) as compared to $0 in 2004. This amount arose in the connection with the acquisition of ReEnergy and relates to a feasibility study for an ethanol plant in Visalia, California. Based on this study, ReEnergy entered into an option to buy land for the ethanol plant that expired on December 15, 2005.

      DISCONTINUED DESIGN OF COGENERATION FACILITY. We had recorded $310,522 as construction in progress related to the design of an energy cogeneration facility at our Madera ethanol production facility. Based on various factors including increased project complexity and rising natural gas costs, making construction less favorable, further development was not pursued and we expensed the full amount at December 31, 2005.

      OTHER INCOME/(EXPENSE). Other income/(expense) increased by $96,700 to ($433,998) in 2005 as compared to ($530,698) in 2004, primarily due to a $345,261 increase in interest income on cash held in seven day investment accounts, $27,726 in management fees and other income, a net decrease of $37,232 in interest expense related to long-term debt, amortization of discount, and construction payables, net of capitalized interest related to our planned Madera County ethanol plant, an increase of ($15,010) in bank charges, finance charges, and short-term interest, and an increase in liquidated damages and fees paid to shareholders in the amount of ($298,509).

LIQUIDITY AND CAPITAL RESOURCES

      During 2005, we funded our operations primarily from $2,596,765 in net income from Kinergy, $18,875,185 in net proceeds we received in connection with PEI California's private offering of common stock and warrants to purchase common stock in March 2005, and $939,384 in net proceeds from the exercise of warrants and options to purchase shares of our common stock. As of December 31, 2005, we had negative working capital of $2,894,133, which represented a $1,869,386 decrease from negative working capital of $1,024,747 at December 31, 2004. This decrease in working capital is primarily due to accounts payable from the acquisition of Kinergy and accounts payable to W.M. Lyles Co. for the construction of the Madera ethanol production facility. As of December 31, 2005 and 2004, we had an accumulated deficit of $13,584,365 and $3,661,246, respectively, and cash and cash equivalents of $4,521,111 and $42, respectively.

      Our current available capital resources consist primarily of approximately $4.5 million in cash and $2.75 million in investments in marketable securities as of December 31, 2005. This amount was primarily raised through the private offering by PEI California described above and the exercise of outstanding warrants and options. We expect that our future available capital resources will consist primarily of any balance of the $4.5 million in cash and $2.75 million in investments in marketable securities as of December 31, 2005, cash generated from Kinergy's ethanol marketing business, if any, restricted and unrestricted proceeds from the issuance of our Series A Preferred Stock, and any future debt and/or equity financings.

      Short-term investments increased $2,750,000 from $0 to $2,750,000 as of December 31, 2005. Short-term investments mainly consist of Auction Rate Securities, or ARS. ARS generally have long-term maturities beyond three months but are priced and traded as short-term instruments.

      Accounts receivable increased $4,939,074 during 2005 from $8,464 as of December 31, 2004 to $4,947,538 as of December 31, 2005. Sales attributable to the acquisition of Kinergy contributed substantially all of this increase.

      Inventory balances increased $362,972 during 2005, from $0 as of December 31, 2004 to $362,972 as of December 31, 2005. This increase was entirely due to the acquisition of Kinergy. Inventory represented 0.75% of our total assets as of December 31, 2005.

      Cash provided by our operating activities totaled $4,007,011 in 2005 as compared to cash used in our operating activities of $454,515 in 2004. This $4,461,526 increase in cash provided by operating activities primarily resulted from an increase in accounts payable and accrued expenses.

      Cash used in our investing activities totaled $17,250,958 in 2005 as compared to $969,998 of cash used in 2004. Included in the results for the year ended December 31, 2005 are net cash of $540,825 used in connection with the Share Exchange Transaction, net cash of $17,272,971 used to purchase property, plant and equipment, $15,000,000 from the sale of available-for-sale investments, $12,250,000 used purchase available-for-sale investments, $14,086 used for payment of deposits, and net cash of $3,326,924 that we acquired in connection with the Share Exchange Transaction.

      Cash provided by our financing activities totaled $17,765,016 in 2005 as compared to $1,175,471 in 2004. The change is due to the net proceeds of $18,875,185 from a private offering of equity securities on March 23, 2005, as described above, $2,097,053 used as payment of notes payable to Kinergy and ReEnergy, $300,000 used as payment of related party notes payable
$280,000 proceeds from notes payable to a related party, $939,384 from the exercise of warrants and options to purchase shares of our common stock and the receipt of $67,500 in connection with a stockholder receivable.

      On April 13, 2006, we issued to Cascade 5,250,000 shares of our Series A Preferred Stock at a price of $16.00 per share for an aggregate purchase price of $84.0 million. Of the $84.0 million aggregate purchase price, $4.0 million was paid to us at closing and $80.0 million has been deposited into a restricted cash account and will be disbursed in accordance with the Deposit Agreement described above. We are entitled to use the initial $4.0 million of proceeds for general working capital and must use the remaining $80.0 million for the construction or acquisition of one or more ethanol production facilities in accordance with the terms of the Deposit Agreement.

      On April 13, 2006, PEI Madera entered into a Construction Loan with Hudson and Comerica for debt financing in the aggregate amount of up to approximately $34.0 million. We must use these loan proceeds for the construction of our Madera County ethanol production facility.

      We have a $2.0 million revolving line of credit with Comerica Bank, or Comerica, that we use from time to time in connection with the operations of Kinergy. Principal amounts outstanding under the line of credit accrue interest, on a per annum basis, at Comerica's "base rate" of interest plus 1.0%. Comerica's "base rate" of interest is currently the prime rate of interest and is subject to adjustment from time to time by Comerica. As of December 31, 2005, the interest rate on principal amounts outstanding under the line of credit would have been 8.25%. There were no balances outstanding on the line of credit as of December 31, 2005 and 2004.

      On October 1, 2005, we issued an Irrevocable Standby Letter of Credit by Comerica Bank for any sum not to exceed a total of $400,000, leaving funds available of $1.6 million on the line of credit. The designated beneficiary of the letter of credit is one of our vendors, and the letter was initially valid through March 31, 2006. On April 1, 2006, the Irrevocable Standby Letter of Credit extended to September 30, 2006.

      We have used a portion of the net proceeds from PEI California's private offering that occurred in March 2005 to fund our working capital requirements and begin site preparation at our Madera County site. We expect to use the remainder of the net proceeds from this offering and the $4.0 million unrestricted net proceeds from the offering of shares of our Series A Preferred Stock to fund our working capital requirements over the next 12 months. A portion of the proceeds from the Series A Preferred Stock financing and the entire amount of the approximately $34.0 million in Debt Financing are expected to be used as follows for a total cost of completion of our Madera County ethanol production facility estimated at approximately $55.3 million: site work ($1.7 million); building and concrete ($7.0 million); site utilities ($1.1 million); equipment and tanks ($19.2 million); piping ($5.7 million); electrical ($3.7 million); and engineering, general conditions, and other ($16.9 million). The above amounts do not include up to $10.2 million in additional funding required for capital raising expenses, interest expense during construction, and working capital.

      The Registration Statement relating to PEI California's March 2005 private offering described above was not declared effective by the Securities and Exchange Commission on or before November 3, 2005 as required by the terms of the Registration Rights Agreement. We endeavored to have all security holders entitled to these registration rights execute amendments to the Registration Rights Agreement reducing the penalty from 2.0% to 1.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. This penalty reduction applied to penalties accrued on or prior to January 31, 2006 as a result of the related Registration Statement not being declared effective by the Securities and Exchange Commission. Certain of the security holders executed this amendment. However, not all security holders executed this amendment and as a result, we paid an aggregate of $298,050 in liquidated damages on November 8, 2005. The Registration Statement was declared effective by the Securities and Exchange Commission on December 1, 2005.

      We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we have and the remaining proceeds we have from PEI California's March 2005 private offering, our offering of Series A Preferred Stock and the available proceeds from the Debt Financing, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth or hinder our ability to compete.

EFFECTS OF INFLATION

      The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123R replaced SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and superseded APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In March 2005, the Securities and Exchange Commission issued SAB No. 107, VALUATION OF SHARE-BASED PAYMENT ARRANGEMENT FOR PUBLIC COMPANIES, which expresses views of the staff of the Securities and Exchange Commission regarding the interaction between SFAS No. 123R and certain Securities and Exchange Commission rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R required public companies to apply SFAS No. 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date, requiring public companies to apply SFAS No. 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS No. 123, we elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. We will adopt SFAS No. 123R using the modified prospective method in the first interim period of fiscal 2006 and we are currently evaluating the impact that the adoption of SFAS No. 123R will have on our consolidated results of operations and financial position.

      In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, which addresses the accounting and reporting for changes in accounting principles. SFAS No. 154 replaces APB Opinion No. 20 and FIN 20 and is effective for accounting changes in fiscal years beginning after December 31, 2005. This Statement applies to all voluntary changes in accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

      In September 2005, the FASB reached a final consensus on EITF Issue No. 04-13, ACCOUNTING FOR PURCHASES AND SALES OF INVENTORY WITH THE SAME COUNTERPARTY. EITF Issue No. 04-13 concludes that two or more legally separated exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, when the transactions were entered into "in contemplation" of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF Issue No. 04-13 are applied to transactions completed in reporting periods beginning after March 15, 2006. We do not expect this statement to have a material impact on our financial condition or our results of operations.

      In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, which amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and SFAS No. 140, ACCOUNTING OR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on tour results of operations or financial position.

RISK FACTORS

      AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN SHARES OF OUR COMMON STOCK OR TO MAINTAIN OR INCREASE YOUR INVESTMENT IN SHARES OF OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

                    RISKS RELATED TO OUR COMBINED OPERATIONS

   WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND WE MAY INCUR SIGNIFICANT LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR LOSSES, WE WILL EXPERIENCE NEGATIVE CASH FLOW, WHICH MAY HAMPER OUR OPERATIONS, MAY PREVENT US FROM EXPANDING OUR BUSINESS AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

      We have incurred losses in the past. As of December 31, 2005, we had an accumulated deficit of approximately $13.6 million. For the year ended December 31, 2005, we incurred a net loss of approximately $9.9 million. We expect to incur losses for the foreseeable future and at least until the completion of our first ethanol production facility in Madera County. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production, will not occur until the fourth quarter of 2006. We expect to rely on cash from operations and financings to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability our stock price may decline.

   OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS ADVISED MANAGEMENT AND OUR AUDIT COMMITTEE THAT THEY HAVE IDENTIFIED A MATERIAL WEAKNESS IN OUR DISCLOSURE CONTROLS AND PROCEDURES. OUR BUSINESS AND STOCK PRICE MAY BE ADVERSELY AFFECTED IF WE DO NOT REMEDIATE THIS MATERIAL WEAKNESS OR IF WE HAVE OTHER MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES.

      In connection with its audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm advised management of the following matter that the accounting firm considered to be a material weakness: The current organization of our accounting department does not provide us with the appropriate resources and adequate technical skills to accurately account for and disclose our activities. Our resources to produce reliable financial reports and fulfill our other obligations as a public company are limited due to our small number of employees and the limited public company experience of our management. The existence of one or more material weaknesses in our disclosure controls and procedures could result in errors in our financial statements and substantial costs and resources may be required to rectify these material weaknesses. If we are unable to produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

   THROUGH A SUBSIDIARY, WE HAVE ISSUED A SIGNIFICANT AMOUNT OF DEBT, RESULTING IN SUBSTANTIAL DEBT SERVICE REQUIREMENTS THAT COULD REDUCE THE VALUE OF YOUR INVESTMENT.

      Our subsidiary, PEI Madera, recently completed a debt financing of up to approximately $34.0 million to be used to complete construction of our first ethanol production facility in Madera County. As a result, our capital structure is highly leveraged. Our debt levels and debt service requirements could have important consequences which could reduce the value of your investment, including:

   o limiting our ability to borrow additional amounts for operating capital or other purposes and causing us to be able to borrow additional funds only on unfavorable terms;
   o reducing funds available for operations and distributions because a substantial portion of our cash flow will be used to pay interest and principal on our debt;
   o  making us vulnerable to increases in prevailing interest rates;
   o placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;
   o subjecting significant assets to liens, which means that there may be no assets left for our stockholders in the event of a liquidation; and
   o limiting our ability to adjust to changing market conditions, which could increase our vulnerability to a downturn in our business or general economic conditions.

      If PEI Madera is unable to pay its debt service obligations, we could be forced to reduce or eliminate dividends to our stockholders, if they were to commence, and/or reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of this debt on substantially less favorable terms. In the event that we are unable to refinance all or a portion of this debt or raise funds through asset sales, sales of equity or otherwise, we may be forced to liquidate and you could lose your entire investment.

   GOVERNMENTAL REGULATIONS OR THE REPEAL OR MODIFICATION OF VARIOUS TAX INCENTIVES FAVORING THE USE OF ETHANOL COULD REDUCE THE DEMAND FOR ETHANOL AND CAUSE OUR SALES AND PROFITABILITY TO DECLINE.

      Our business is subject to extensive regulation by federal, state and local governmental agencies. We cannot predict in what manner or to what extent governmental regulations will harm our business or the ethanol production and marketing industry in general. For example the energy bill signed into law by President Bush in August 2005 includes a national renewable fuels standard that requires refiners to blend a percentage of renewable fuels into gasoline. This legislation replaced the then current oxygenate requirements in the State of California and may potentially decrease the demand for ethanol in the State of California. If the demand for ethanol in the State of California decreases, our sales and profitability would decline.

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

   OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD PREVENT US FROM ACHIEVING OUR GOALS.

      Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the completion of construction of our planned ethanol production facilities, will require significant investments of capital and management's close attention. In addition to our plans to construct additional ethanol production facilities after the completion of our first facility in Madera County, we have entered into significant marketing agreements with Front Range Energy, LLC and PBI, and we are seeking to enter into additional similar agreements with companies that currently, or expect to, produce ethanol, all of which may result in a substantial growth in our marketing business. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

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

      The vast majority of Kinergy's sales are generated from a small number of customers. During 2005, sales to Kinergy's three largest customers, each of whom accounted for 10% or more of total net sales, represented approximately 18%, 11% and 10%, respectively, representing an aggregate of approximately 39%, of Kinergy's total net sales. During 2004, sales to Kinergy's four largest customers, each of whom accounted for 10% or more of total net sales, represented approximately 13%, 12%, 12% and 12%, respectively, representing an aggregate of approximately 49%, of Kinergy's total net sales. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of customers for a significant portion of its sales. Kinergy's agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, Kinergy's sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, Kinergy may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

   KINERGY'S LACK OF LONG-TERM ETHANOL ORDERS AND COMMITMENTS BY ITS CUSTOMERS COULD LEAD TO A RAPID DECLINE IN OUR SALES AND PROFITABILITY.

      Kinergy cannot rely on long-term ethanol orders or commitments by its customers for protection from the negative financial effects of a decline in the demand for ethanol or a decline in the demand for Kinergy's services. The limited certainty of ethanol orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because Kinergy depends on a small number of customers for a significant portion of its sales, the magnitude of the ramifications of these risks is greater than if Kinergy's sales were less concentrated within a small number of customers. As a result of Kinergy's lack of long-term ethanol orders and commitments, we may experience a rapid decline in our sales and profitability.

   KINERGY DEPENDS ON A SMALL NUMBER OF SUPPLIERS FOR THE VAST MAJORITY OF THE ETHANOL THAT IT SELLS. IF ANY OF THESE SUPPLIERS IS UNABLE OR DECIDES NOT TO CONTINUE TO SUPPLY KINERGY WITH ETHANOL IN ADEQUATE AMOUNTS, KINERGY MAY BE UNABLE TO SATISFY THE DEMANDS OF ITS CUSTOMERS AND OUR SALES, PROFITABILITY AND RELATIONSHIPS WITH OUR CUSTOMERS WILL BE ADVERSELY AFFECTED.

      Kinergy depends on a small number of suppliers for the vast majority of the ethanol that it sells. During 2005, Kinergy's three largest suppliers, each of whom accounted for 10% or more of total purchases, represented approximately 22%, 20%, and 17%, respectively, of purchases, representing an aggregate of approximately 59%, of the total ethanol Kinergy purchased for resale. During 2004, Kinergy's three largest suppliers, each of whom accounted for 10% or more of the total purchases, represented approximately 27%, 23% and 14%, respectively, of purchases, representing an aggregate of approximately 64% of the total ethanol Kinergy purchased for resale. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of suppliers for a significant majority of the ethanol that it purchases. In addition, Kinergy sources the ethanol that it sells primarily from suppliers in the Midwestern United States. The delivery of the ethanol that Kinergy sells is therefore subject to delays resulting from inclement weather and other conditions. Also, there is currently a substantial demand for ethanol which has, for most of 2005, far exceeded ethanol production capacities and Kinergy's management has, from time to time, found it very difficult to satisfy all the demands for ethanol by Kinergy's customers. If any of these suppliers is unable or declines for any reason to continue to supply Kinergy with ethanol in adequate amounts, Kinergy may be unable to replace that supplier and source other supplies of ethanol in a timely manner, or at all, to satisfy the demands of its customers. If this occurs, our sales and profitability and Kinergy's relationships with its customers will be adversely affected.

                RISKS RELATING TO THE BUSINESS OF PEI CALIFORNIA

   THE COMPLETION OF CONSTRUCTION OF OUR PLANNED ETHANOL PRODUCTION FACILITIES, OTHER THAN OUR MADERA COUNTY FACILITY, WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING, WHICH WE EXPECT TO RAISE THROUGH DEBT FINANCING. WE MAY NOT BE SUCCESSFUL IN RAISING ADEQUATE CAPITAL WHICH MAY FORCE US TO ABANDON CONSTRUCTION OF ONE OR MORE, OR EVEN ALL, OF OUR PLANNED ETHANOL PRODUCTION FACILITIES, OTHER THAN OUR MADERA COUNTY FACILITY.

      In order to complete the construction of the various planned ethanol production facilities, other than our Madera County facility, we will require significant additional funding. Any prospective debt financing transaction will be subject to the negotiation of definitive documents and any closing under those documents will be subject to the satisfaction of numerous conditions, many of which are likely to be beyond our control. We may not be able to obtain any funding from one or more lenders, or if funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate debt financing, or debt financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of one or more, or even all, of our planned ethanol production facilities, other than our Madera County facility.

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

      We believe that the production of ethanol is expanding rapidly. There are a number of new plants under construction and planned for construction, both inside and outside California. We expect existing ethanol plants to expand by increasing production capacity and actual production. Increases in the demand for ethanol may not be commensurate with increasing supplies of ethanol. Thus, increased production of ethanol may lead to lower ethanol prices. The increased production of ethanol could also have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products from the production of ethanol, such as wet distillers grain, or WDG. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and cause higher ethanol production costs and, in the event that PEI California is unable to pass increases in the price of corn to its customers, will result in lower profits. We cannot predict the future price of ethanol, WDG or corn. Any material decline in the price of ethanol or WDG, or any material increase in the price of corn, will adversely affect our sales and profitability.

   THE CONSTRUCTION AND OPERATION OF OUR PLANNED ETHANOL PRODUCTION FACILITIES MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL REGULATIONS AND PERMIT REQUIREMENTS.

      The production of ethanol involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, oxides of nitrogen and volatile organic compounds. PEI California will be subject to extensive air, water and other environmental regulations in connection with the construction and operation of our planned ethanol production facilities. PEI California also may be required to obtain various other water-related permits, such as a water discharge permit and a storm-water discharge permit, a water withdrawal permit and a public water supply permit. If for any reason PEI California is unable to obtain any of the required permits, construction costs for our planned ethanol production facilities are likely to increase; in addition, the facilities may not be fully constructed at all. It is also likely that operations at the facilities will be governed by the federal regulations of the Occupational Safety and Health Administration, or OSHA, and other regulations. Compliance with OSHA and other regulations may be time-consuming and expensive and may delay or even prevent sales of ethanol in California or in other states.

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

      PEI California may encounter hazardous conditions at or near each of its planned facility sites, including the Madera County site that may delay or prevent construction of a particular facility. If PEI California encounters a hazardous condition at or near a site, work may be suspended and PEI California may be required to correct the condition prior to continuing construction. The presence of a hazardous condition would likely delay construction of a particular facility and may require significant expenditure of resources to correct the condition. For example, W.M. Lyles Co., the company we have selected to construct our Madera County ethanol production facility, may be entitled to an increase in its fees and afforded additional time for performance if it has been adversely affected by the hazardous condition. If PEI Madera encounters any hazardous condition during construction, our sales and profitability may be adversely affected.

      We have based our estimated capital resource needs on a design for our first ethanol production facility in Madera County that we estimate will cost $55.3 million to complete. The estimated cost of completion of the facility is based on estimates, but the final construction cost of the facility may be significantly higher. Any significant increase in the final construction cost of the facility will adversely affect our profitability, liquidity and available capital resources.

   PEI MADERA'S DEPENDENCE ON AND AGREEMENTS WITH W.M. LYLES CO. FOR THE CONSTRUCTION OF OUR ETHANOL PRODUCTION FACILITY IN MADERA COUNTY COULD ADVERSELY AFFECT OUR LIQUIDITY AND AVAILABLE CAPITAL RESOURCES, OUR SALES AND OUR PROFITABILITY.

      PEI Madera will be highly dependent upon W.M. Lyles Co. to design and build our ethanol production facility in Madera County. PEI Madera has entered into agreements with W.M. Lyles Co. for the construction of this facility. These agreements contain a number of provisions that are favorable to W.M. Lyles Co. and unfavorable to PEI Madera. These agreements also include a provision that requires PEI Madera to pay a termination fee of $5.0 million to W.M. Lyles Co. in addition to payment of all costs incurred by W.M. Lyles Co. for services rendered through the date of termination, if PEI Madera terminates it in favor of another contractor. Consequently, if PEI Madera terminates these agreements, the requirement that it pay the termination fee and costs could adversely affect our liquidity and available capital resources. In addition, if W.M. Lyles Co. has entered into or enters into a construction contract with one or more other parties, it may be under pressure to complete another project or projects and may prioritize the completion of another project or projects ahead of our Madera County facility. As a result, PEI Madera's ability to commence production of and sell ethanol would be delayed, which would adversely affect our overall sales and profitability.

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

                        RISKS RELATED TO OUR COMMON STOCK

   AS A RESULT OF OUR ISSUANCE OF SHARES OF SERIES A PREFERRED STOCK TO CASCADE, COMMON STOCKHOLDERS MAY EXPERIENCE NUMEROUS NEGATIVE EFFECTS AND MOST OF THE RIGHTS OF OUR COMMON STOCKHOLDERS WILL BE SUBORDINATE TO THE RIGHTS OF CASCADE.

      As a result of our issuance of shares of Series A Preferred Stock to Cascade, common stockholders may experience numerous negative effects, including substantial dilution. The 5,250,000 shares of Series A Preferred Stock issued to Cascade is immediately be convertible into 10,500,000 shares of our common stock, which amount, when issued, would, based upon the number of shares of our common stock outstanding as of April 14, 2006, represent approximately 25.5% of our shares outstanding and, in the event that we are profitable, would likewise result in a decrease in our earnings per share by approximately 25.5%, without taking into account cash or stock payable as a dividend on the Series A Preferred Stock. In addition, income available to common stockholders will be reduced during the second quarter of 2006 to the extent that the market price of our common stock is in excess of the $8 per share purchase price, on an as-converted basis, at which we issued the Series A Preferred Stock. This reduction will be calculated based on the number of shares of common stock deemed issued, on an as-converted basis, multiplied by the difference in the market price of our common stock and the $8 per share purchase price.

      Other negative effects to our common stockholders will include potential additional dilution from dividends paid in Series A Preferred Stock and certain antidilution adjustments. In addition, rights in favor of holders of our Series A Preferred Stock include: seniority in liquidation and dividend preferences; substantial voting rights; numerous protective provisions; the right to appoint two persons to our board of directors and periodically nominate two persons for election by our stockholders to our board of directors; preemptive rights; and redemption rights. Also, the Series A Preferred Stock could have the effect of delaying, deferring and discouraging another party from acquiring control of Pacific Ethanol. In addition, based on our current number of shares of common stock outstanding, Cascade would, on an as-converted basis, initially have approximately 25.5% of all outstanding voting power as compared to approximately 30.0% of all outstanding voting power held in aggregate by our current executive officers and directors. Any of the above factors may materially and adversely affect our common stockholders and the values of their investments in our common stock.

   OUR COMMON STOCK HAS A SMALL PUBLIC FLOAT AND SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALE COULD CAUSE THE MARKET PRICE OF OUR STOCK TO DROP, EVEN IF OUR BUSINESS IS DOING WELL, AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

      As of March 31, 2006, we had outstanding approximately 30.5 million shares of our common stock. Approximately 16.8 million of these shares were restricted under the Securities Act of 1933, including approximately 9.3 million shares beneficially owned, in the aggregate, by our executive officers, directors and 10% stockholders. Accordingly, our common stock has a public float of approximately 11.9 million shares held by a relatively small number of public investors.

      We have registered for resale approximately 11.8 million shares of our common stock, including shares of our common stock underlying warrants. Of this amount, as of March 31, 2006, approximately 3.2 million shares of our common stock, including shares of our common stock underlying warrants, remained registered for resale and unsold. Holders of these remaining shares are permitted, subject to few limitations, to freely sell these shares of common stock. As a result of our small public float, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants, or an anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

ITEM 7.   FINANCIAL STATEMENTS.

      Our consolidated financial statements are included in this Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A.  CONTROLS AND PROCEDURES.

   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

   UNREMEDIATED MATERIAL WEAKNESS

      A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      On April 7, 2006, in connection with its audit of our consolidated financial statements for the year ended December 31, 2005, Hein & Associates LLP, our independent registered public accounting firm ("Hein"), advised management and our audit committee of the following matter that Hein considered to be a material weakness: The current organization of our accounting department does not provide us with the appropriate resources and adequate technical skills to accurately account for and disclose our activities.

      Hein stated that this matter is evidenced by the following issues encountered in connection with its audit of our consolidated financial statements for the year ended December 31, 2005: (i) we were unable to provide accurate accounting for and disclosure of the Share Exchange Transaction, (ii) our closing procedures were not adequate and resulted in significant accounting adjustments, and (iii) we were unable to adequately perform the financial reporting process as evidenced by a significant number of suggested revisions and comments by Hein to our consolidated financial statements and related disclosures for the year ended December 31, 2005.

      As a result of the identification of this matter by Hein, management evaluated, with consultation from our audit committee, in the second quarter of 2006 and as of December 31, 2005, the impact of our lack of appropriate resources and adequate technical skills in our accounting department and concluded, in the second quarter of 2006 and as of December 31, 2005, that the control deficiency that resulted in our lack of appropriate resources and adequate technical skills in our accounting department represented a material weakness and concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level.

      To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

   REMEDIATION OF MATERIAL WEAKNESS

      To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following subsequent to December 31, 2005, in the periods specified below:

      In the second quarter of 2006, we developed plans to alter the current organization of our accounting department to hire additional personnel to assist in our financial reporting processes, including a Director of Financial Reporting who has expertise in public company financial reporting compliance and at least one additional accounting supervisory support staff member who will report to our Controller and/or our Director of Financial Reporting. Our plans also include exploring the advisability of seeking guidance from financial consultants who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters. In addition, we intend to define new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. We plan to assign individuals with appropriate knowledge and skills to perform these processes and plan to provide those individuals with adequate technical and other resources to help ensure the proper application of accounting principles and the timely and appropriate disclosure of routine and non-routine transactions. We also intend to hire a General Counsel who has expertise in public company reporting compliance who will work with our Chief Financial Officer and Director of Financial Reporting to help ensure that our disclosures are timely and appropriate.

      We believe that the new position of Director of Financial Reporting, once it is filled with a suitable candidate, and our additional accounting supervisory support staff member, once hired, will contribute additional expertise to our team of finance and accounting personnel. We also believe that our new position of General Counsel, once it is filled with a suitable candidate, will contribute additional expertise to help ensure that our reporting obligations are satisfied.

      Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weakness also described above. Although management intends to hire the personnel identified above as soon as practicable, it may take an extended period of time until suitable candidates can be located and hired. Management is, however, optimistic that the personnel identified above can be located and hired by the third quarter of 2006 and that the material weakness described above can be fully remediated by the fourth quarter of 2006. In the interim period between the filing of this report and the hiring of the accounting personnel identified above, management intends to explore the advisability of hiring outside consultants to assist us in satisfying our financial reporting obligations.

      Management believes that suitable candidates for its new positions of Director of Financial Reporting and General Counsel will have annual base salaries in the range of $90,000 to $125,000 and $150,000 to $200,000, respectively, not including benefits and other costs of employment. Management also believes that a suitable candidate for our additional accounting supervisory support staff member will have an annual base salary in the range of $40,000 to $50,000, not including benefits and other costs of employment. Management is unable, however, to estimate our expenditures related to fees, if any, that may be paid to financial consultants in connection with their guidance in identifying and evaluating complex accounting and reporting matters. In addition, Management is unable to estimate our expenditures related to the hiring of outside consultants to assist us in satisfying our financial reporting obligations. Management is also unable to estimate our expenditures related to the development of new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. In addition, management is unable to estimate our expenditures related to higher fees to be paid to our independent auditors in connection with their review of this remediation.

   PREVIOUSLY REMEDIATED MATERIAL WEAKNESS

      In conjunction with the preparation of our Registration Statement on Form S-1, and after receiving comments from the Staff of the Securities and Exchange Commission relating to our Registration Statement on Form S-1, management reviewed, during the third and fourth quarters of 2005, our purchase accounting methodology for the acquisition of ReEnergy. As a result of this review, management concluded, during the fourth quarter of 2005, that our controls over the selection of appropriate assumptions and factors affecting our purchase accounting methodology for the acquisition of ReEnergy were not in accordance with generally accepted accounting principles. Based upon the foregoing, management and our audit committee decided, in the fourth quarter of 2005, to restate our financial statements as of and for the three months ended March 31, 2005 and the six months ended June 30, 2005 to reflect the correction in our purchase accounting methodology. Management evaluated, in the fourth quarter of 2005 and as of September 30, 2005, the impact of this restatement on our assessment of our disclosure controls and procedures and concluded, as of September 30, 2005, that the control deficiency that resulted in the use of an incorrect purchase accounting methodology represented a material weakness.

      To remediate the material weakness in our disclosure controls and procedures identified above, we revised our purchase accounting methodology as it relates to the acquisition of ReEnergy. We determined that we made an error in our application of the relevant accounting principles under SFAS No. 141, paragraph 9 (with reference to EITF Issue No. 98-3) and determined that we should have expensed $852,250 and capitalized $120,000 of the $972,250 purchase price for ReEnergy. The revision of our purchase accounting methodology as it relates to the acquisition of ReEnergy was completed in the fourth quarter of 2005. In addition, management resolved to use more care in the selection of appropriate assumptions and factors affecting our purchase accounting methodology for future acquisitions, if any.

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

ITEM 8B.  OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The names, ages and positions held by our directors and executive officers as of April 13, 2006 are as follows:

NAME                       AGE                   POSITIONS HELD
----                       ---                   --------------

William L. Jones........   56    Chairman of the Board and Director

Neil M. Koehler.........   48    Chief Executive Officer, President and Director

Ryan W. Turner..........   31    Chief Operating Officer and Secretary

William G. Langley......   56    Chief Financial Officer

Frank P. Greinke........   51    Director

Douglas L. Kieta (1)....   63    Director

John L. Prince (2)......   63    Director

Terry L. Stone (3)......   56    Director

Robert P. Thomas (4)....   28    Director
___________
(1)   Member of the nominating and governance committee.
(2)   Member of the audit committee.
(3) Member of the audit, nominating and governance, and compensation committees.
(4)   Member of the audit and compensation committees.

      WILLIAM L. JONES has served as Chairman of the Board and as a director since March 2005. Mr. Jones is a co-founder of PEI California and served as Chairman of the Board of PEI California since its formation in January 2003 through March 2004, when he stepped off the board of PEI California to focus on his candidacy for one of California's United States Senate seats. Mr. Jones was California's Secretary of State from 1995 to 2003. Since May 2002, Mr. Jones has also been the owner of Tri-J Land & Cattle, a diversified farming and cattle company in Fresno County, California. Mr. Jones has a B.A. degree in Agribusiness and Plant Sciences from California State University, Fresno.

      NEIL M. KOEHLER has served as Chief Executive Officer, President and as a director since March 2005. Mr. Koehler served as Chief Executive Officer of PEI California since its formation in January 2003 and as Chairman of the Board since March 2004. Prior to his association with PEI California, Mr. Koehler was the co-founder and General Manager of Parallel Products, one of the first ethanol production facilities in California (and one of only two currently existing ethanol production facilities in California), which was sold to a public company in 1997. Mr. Koehler was also the sole manager and sole limited liability company member of Kinergy, which he founded in September 2000. Mr. Koehler has over 20 years of experience in the ethanol production, sales and marketing industry in the Western United States. Mr. Koehler is the Director of the California Renewable Fuels Partnership and a speaker on the issue of renewable fuels and ethanol production in California. Mr. Koehler has a B.A. degree in Government, from Pomona College.

      RYAN W. TURNER has served as Chief Operating Officer and Secretary since March 2005 and served as a director from March 2005 until July 2005. Mr. Turner is a co-founder of PEI California and served as its Chief Operating Officer and Secretary and as a director and led the business development efforts of PEI California since its inception in January 2003. Prior to co-founding and joining PEI California, Mr. Turner served as Chief Operating Officer of Bio-Ag, LLC from March 2002 until January 2003. Prior to joining Bio-Ag, LLC, Mr. Turner served as General Manager of J & J Farms, a large-scale, diversified agriculture operation on the west side of Fresno County, California from June 1997 to March 2002, where he guided the production of corn, cotton, tomatoes, melons, alfalfa and asparagus crops and operated a custom beef lot. Mr. Turner has a B.A. degree in Public Policy from Stanford University, an M.B.A. from Fresno State University and was a member of Class XXIX of the California Agricultural Leadership Program.

      WILLIAM G. LANGLEY has served as Chief Financial Officer since April 2005. Mr. Langley has been a partner in Tatum CFO Partners, LLP ("Tatum"), a national partnership of more than 350 professional highly-experienced chief financial officers, since November 2002. During this time, Mr. Langley has acted as the full-time Chief Financial Officer for Ensequence, Inc., an inter-active television software company, Norton Motorsports, Inc., a motorcycle manufacturing and marketing company and Auctionpay, Inc., a software and fundraising management company. From 2001 to 2002, Mr. Langley served as the President, Chief Financial Officer and Chief Operating Officer for Laservia Company, which specializes in advanced laser system technology. From 2000 to 2001, Mr. Langley acted as the Chief Financial Officer of Rulespace, Inc., a developer of artificial intelligence software. Mr. Langley has prior public company experience, is licensed both as an attorney and C.P.A. and will remain a partner in Tatum during his employment with Pacific Ethanol. Mr. Langley has a B.A. degree in accounting and political science from Albertson College, a J.D. degree from Lewis & Clark School of Law and an LL.M. degree from the New York University School of Law.

      FRANK P. GREINKE has served as a director since March 2005. Mr. Greinke served as a director of PEI California commencing in October 2003. Mr. Greinke is currently, and has been for at least the past five years, the CEO and sole owner of Southern Counties Oil Co., a petroleum distribution group. Mr. Greinke is also a director of the Society of Independent Gasoline Marketers of America, the Chairman of the Southern California Chapter of the Young Presidents Organization and serves on the Board of Directors of The Bank of Hemet and on the Advisory Board of Solis Capital Partners, Inc.

      DOUGLAS L. KIETA has served as a director since April 2006. From April 1999 to April 2006, Mr. Kieta was employed at Calpine Corporation. At the time of his retirement in April 2006, Mr. Kieta was the Senior Vice President of Construction and Engineering with Calpine Corporation. Calpine Corporation is a major North American power company which leases and operates integrated systems of fuel-efficient natural gas-fired and renewable geothermal power plants and delivers clean, reliable and fuel-efficient electricity to customers and communities in 21 U.S. states and three Canadian provinces. Mr. Kieta has a B.S. degree in civil engineering from Clarkson University and a master's degree in civil engineering from Cornell University.

      JOHN L. PRINCE has served as a director since July 2005. Mr. Prince is retired but also works as a consultant to Land O' Lakes, Inc. and other companies. Mr. Prince was an Executive Vice President with Land O' Lakes, Inc. from July 1998 until his retirement in 2004. Prior to that time, Mr. Prince was President and Chief Executive Officer of Dairyman's Cooperative Creamery Association, or the DCCA, located in Tulare, California, until its merger with Land O' Lakes, Inc. in July 1998. Land O' Lakes, Inc. is a farmer-owned, national branded organization based in Minnesota with annual sales in excess of $6 billion and membership and operations in over 30 states. Prior to joining the DCCA, Mr. Prince was President and Chief Executive Officer for nine years until 1994, and was Operations Manager for the preceding ten years commencing in 1975, of the Alto Dairy Cooperative in Waupun, Wisconsin. Mr. Prince has a B.A. degree in Business Administration from the University of Northern Iowa.

      TERRY L. STONE has served as a director since March 2005. Mr. Stone is a Certified Public Accountant with over thirty years of experience in accounting and taxation. He has been the owner of his own accountancy firm since 1990 and has provided accounting and taxation services to a wide range of industries, including agriculture, manufacturing, retail, equipment leasing, professionals and not-for-profit organizations. Mr. Stone has served as a part-time instructor at California State University, Fresno teaching classes in taxation, auditing, and financial and management accounting. Mr. Stone is also a financial advisor and franchisee of Ameriprise Financial Services, Inc. Mr. Stone has a B.S. in Accounting from California State University, Fresno.

      ROBERT P. THOMAS has served as a director since April 2006. Since July 1999, Mr. Thomas has held various positions and is currently a portfolio manager with the William H. Gates III investment group which oversees Mr. Gates' personal investments through Cascade Investment, L.L.C. and the investment assets of the Bill and Melinda Gates Foundation. Mr. Thomas is a graduate of Claremont McKenna College.

      Our business, property and affairs are managed under the direction of our board of directors. Our directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board of directors and its committees. During 2005, our board of directors held 9 meetings attended by members of the board of directors either in person or via telephone, and on 11 occasions approved resolutions by unanimous written consent in lieu of a meeting.

      Our officers are appointed by and serve at the discretion of our board of directors. There are no family relationships among our executive officers and directors, except that William L. Jones is the father-in-law of Ryan W. Turner.

BOARD COMMITTEES

      Our board of directors currently has an audit committee, a compensation committee and a nominating and governance committee. Our board of directors has determined that Terry L. Stone, John L. Prince, Douglas L. Kieta and Robert Thomas, each of whom is a member of one or more of these committees, are "independent" as defined in NASD Marketplace Rule 4200(a)(15) and that Messrs. Stone, Thomas and Prince meet the other criteria contained in NASD Marketplace Rule 4350 relating to audit committee members.

      The audit committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, and reviews our financial statements for each interim period and for our year end. From March 23, 2005 to April 13, 2006, this committee consisted of Terry L. Stone, John L. Prince and Kenneth J. Friedman. Concurrent with Mr. Friedman's resignation from the board on April 13, 2006, Mr. Thomas was appointed as a member of the audit committee. The audit committee operates pursuant to a charter approved by our board of directors and our audit committee. Our board of directors has determined that Mr. Stone is an "audit committee financial expert."

      The compensation committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. Our entire board of directors also may perform these functions with respect to our employee stock option plans. From March 23, 2005 to April 13, 2006, this committee consisted of Messrs. Stone and Friedman. Concurrent with Mr. Friedman's resignation from the board on April 13, 2006, Mr. Thomas was appointed as a member and chairman of the compensation committee. The compensation committee operates pursuant to a charter approved by our board of directors and compensation committee.

      The nominating committee selects nominees for the board of directors. From March 23, 2005 to April 13, 2006, the nominating and governance committee has consisted of Messrs. Stone and Friedman. Concurrent with Mr. Friedman's resignation from the board on April 13, 2006, Mr. Kieta was appointed a member of the nominating committee. The nominating and governance committee utilizes a variety of methods for identifying and evaluating nominees for director. Candidates may also come to the attention of the nominating and governance committee through current board members, professional search firms and other persons. The nominating and governance committee operates pursuant to a charter approved by our board of directors and our nominating and governance committee.

      During the period commencing on March 23, 2005, the closing of the Share Exchange Transaction, and ending on December 31, 2005, all directors, other than Messrs. Kieta and Thomas who were appointed as members of the board of directors on April 13, 2006, attended at least 75% of the aggregate of the meetings of the board of directors and of the committees on which they served, or that were held during the period they were directors or committee members.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). These officers, directors and stockholders are required by the Commission regulations to furnish us with copies of all reports that they file.

      Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2005 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2005, except as set forth below, all Section 16(a) filing requirements applicable to our reporting persons were met.

      The following individuals did not timely file the following numbers of Forms 4 to report the following numbers of transactions: John Pimentel -- 1 report, 1 transaction; William Jones -- 2 reports, 2 transactions; Terry Stone -- 1 report, 1 transaction; Kenneth Friedman -- 1 report, 1 transaction; Frank Greinke -- 1 report, 1 transaction; John L. Prince -- 1 report, 1 transaction; Charles W. Bader -- 1 report, 1 transaction; William G. Langley -- 1 report, 1 transaction; Barry Siegel -- 7 reports, 31 transactions; Philip Kart -- 8 reports, 36 transactions.

      The following individuals did not timely file Forms 3 upon becoming directors or executive officers of Pacific Ethanol: William Jones, John L. Prince, Charles W. Bader and William G. Langley.

      We believe that each of the foregoing persons have prepared and filed all required Forms 3 and 4 to report their respective transactions.

CODES OF ETHICS

      Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.

      We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-B, by describing on our Internet website, located at http://www.pacificethanol.net, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

      Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

      The following table shows for the period commencing on the closing of the Share Exchange Transaction on March 23, 2005 through December 31, 2005, compensation awarded or paid to, or earned by, our current Chief Executive Officer and each of our other most highly compensated executive officers who earned more than $100,000 in salary during that period, or the Named Executive Officers. Mr. Siegel resigned his positions in connection with the Share Exchange Transaction that was consummated on March 23, 2005. Information for Mr. Siegel is provided for the years ended December 31, 2004 and 2003 and the period from January 1, 2005 through March 23, 2005.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                 YEAR    ANNUAL COMPENSATION       LONG-TERM COMPENSATION
---------------------------                 ----    -------------------      -------------------------
                                                                                        AWARDS
                                                                             -------------------------
                                                                                            SECURITIES
                                                                              RESTRICTED    UNDERLYING
                                                                                STOCK        OPTIONS/
                                                    SALARY ($)   BONUS ($)    AWARDS ($)     SARS (#)
                                            ----    ----------   ---------   ------------   ----------
Neil M. Koehler..........................   2005    154,615(1)    300,000           --             --
 President and Chief Executive Officer

Ryan W. Turner...........................   2005    109,135(1)         --           --             --
 Chief Operating Officer and Secretary

William G. Langley.......................   2005    149,375(1)         --           --        425,000
 Chief Financial Officer

Barry Siegel.............................   2005     67,397(1)         --    3,620,000(2)          --
 Former Chairman of the Board,              2004    300,000            --           --             --
 President and Chief Executive Officer      2003    300,000            --           --             --

___________________
(1) Messrs. Koehler, Turner and Langley each became executive officers, and Mr. Siegel ceased to be an executive officer, of Pacific Ethanol on March 23, 2005.
(2) On March 23, 2005, we issued 400,000 shares of common stock to Mr. Siegel in connection with his execution of a Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement dated March 23, 2005. These shares vested immediately and were not subject to forfeiture. Mr. Siegel was eligible to receive dividends on these shares. As of December 31, 2005, Mr. Siegel held none of these shares.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table provides information regarding options granted in 2005 to the Named Executive Officers. We have never granted any stock appreciation rights.

                                                            PERCENT
                                                           OF TOTAL
                                            NUMBER OF       OPTIONS
                                            SECURITIES    GRANTED TO
                                            UNDERLYING     EMPLOYEES     EXERCISE
                                  GRANT      OPTIONS       IN FISCAL     PRICE PER    EXPIRATION
            NAME                  DATE      GRANTED(1)     YEAR (2)        SHARE         DATE
-----------------------------    -------    ----------    -----------    ---------    ----------
Neil M. Koehler .............      --              --         --           --            --
Ryan W. Turner ..............      --              --         --           --            --
William L. Langley ..........    8/10/05      425,000        70.5%        $8.03        8/10/15
Barry Siegel ................      --              --         --           --            --

_________________
(1) Option vested as to 20% of the shares on the date of grant and will vest as to 20% of the shares on each of the first, second, third and fourth anniversaries of the date of grant.
(2) Based on options to purchase 602,500 shares granted to our employees during 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

      The following table provides information regarding the number of shares of our common stock underlying exercisable and unexercisable in-the-money stock options held by the Named Executive Officers and the values of those options at fiscal year-end. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option. The Named Executive Officers did not hold any stock appreciation rights.

                                                                NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                SHARES                         UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SARS
                             ACQUIRED ON        VALUE        OPTIONS/SARS AT FY-END (#)           AT FY-END ($)
NAME                         EXERCISE (#)    REALIZED ($)    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
----                         -------------   ------------   ---------------------------   ----------------------------
Neil M. Koehler...........          --               --                 --                              --
Ryan W. Turner............          --               --                 --                              --
William G. Langley........          --               --           85,000/340,000                  237,150/948,600
Barry Siegel..............     116,667(2)       472,668                0/0                              --

___________________
(1) Based on the $10.82 closing price of our common stock on the Nasdaq National Market on December 30, 2005, the last trading day of fiscal 2005, less the exercise price of the options.
(2) Mr. Siegel tendered 76,712 shares of our common stock in connection with a cashless exercise of this option.

LONG-TERM INCENTIVE PLAN AWARDS

      In 2005, no awards were given to the Named Executive Officers under long-term incentive plans.

REPORT ON REPRICING OF OPTIONS/SARS

      No adjustments to or amendments of the exercise price of stock options or stock appreciation rights previously awarded to the Named Executive Officers occurred in 2005.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

   EXECUTIVE EMPLOYMENT AGREEMENTS DATED MARCH 23, 2005 WITH EACH OF NEIL M. KOEHLER AND RYAN W. TURNER

      The Executive Employment Agreement with Neil M. Koehler provides for a three-year term and automatic one-year renewals thereafter, unless either the employee or Pacific Ethanol provides written notice to the other at least 90 days prior to the expiration of the then-current term. The Executive Employment Agreement with Ryan W. Turner provides for a one-year term and automatic one-year renewals thereafter, unless either the employee or Pacific Ethanol provides written notice to the other at least 90 days prior to the expiration of the then-current term.

      Neil M. Koehler is to receive a base salary of $200,000 per year and is entitled to receive a cash bonus not to exceed 50% of his base salary to be paid based upon performance criteria set by the board on an annual basis and an additional cash bonus not to exceed 50% of the net free cash flow (defined as revenues of Kinergy, less his salary and performance bonus, less capital expenditures and all expenses incurred specific to Kinergy), subject to a maximum of $300,000 in any given year; provided that such bonus will be reduced by ten percentage points each year, such that 2009 will be the final year of such bonus at 10% of net free cash flow.

      Ryan W. Turner is to receive a base salary of $125,000 per year and is entitled to receive a cash bonus not to exceed 50% of his base salary to be paid based upon performance criteria set by the board on an annual basis. Effective as of October 1, 2005, the compensation committee of our board of directors increased Mr. Turner's base salary to $175,000 per year.

      We are also required to provide an office and administrative support to each of Messrs. Koehler and Turner and certain benefits, including medical insurance (or, if inadequate due to location of permanent residence, reimbursement of up to $1,000 per month for obtaining health insurance coverage), three weeks of paid vacation per year, participation in the stock option plan to be developed in relative proportion to the position in the organization, and participation in benefit plans on the same basis and to the same extent as other executives or employees.

      Each of Messrs. Koehler and Turner are also entitled to reimbursement for all reasonable business expenses incurred in promoting or on behalf of the business of Pacific Ethanol, including expenditures for entertainment, gifts and travel. Upon termination or resignation for "good reason," the terminated employee is entitled to receive severance equal to three months of base salary during the first year after termination or resignation and six months of base salary during the second year after termination unless he is terminated for cause or voluntarily terminates his employment without providing the required written notice. If the employee is terminated (other than for cause) or terminates for good reason following, or within the 90 days preceding, any change in control, in lieu of further salary payments to the employee, we may elect to pay a lump sum severance payment equal to the amount of his annual base salary.

      The term "for good reason" is defined in each of the Executive Employment Agreements as (i) a general assignment by us for the benefit of creditors or filing by us of a voluntary bankruptcy petition or the filing against us of any involuntary bankruptcy which remains undismissed for 30 days or more or if a trustee, receiver or liquidator is appointed, (ii) any material changes in the employee's titles, duties or responsibilities without his express written consent, or (iii) the employee is not paid the compensation and benefits required under the Executive Employment Agreement.

      The term "for cause" is defined in each of the Executive Employment Agreements as (i) any intentional misapplication by the employee of Pacific Ethanol funds or other material assets, or any other act of dishonesty injurious to Pacific Ethanol committed by the employee; or (ii) the employee's conviction of (a) a felony or (b) a crime involving moral turpitude; or (iii) the employee's use or possession of any controlled substance or chronic abuse of alcoholic beverages, which use or possession the board reasonably determines renders the employee unfit to serve in his capacity as a senior executive of Pacific Ethanol; or (iv) the employee's breach, nonperformance or nonobservance of any of the terms of his Executive Employment Agreement with us, including but not limited to the employee's failure to adequately perform his duties or comply with the reasonable directions of the board. However, we may not terminate the employee unless the board first provides the employee with a written memorandum describing in detail how his performance is not satisfactory and the employee is given a reasonable period of time (not less than 30 days) to remedy the unsatisfactory performance related by the board to the employee in that memorandum. A determination of whether the employee has satisfactorily remedied the unsatisfactory performance shall be promptly made by a majority of the disinterested directors of the board (or the entire board, but not including the employee, if there are no disinterested directors) at the end of the period provided to the employee for remedy, and the board's determination shall be final.

      A "change in control" of Pacific Ethanol is deemed to have occurred if, in a single transaction or series of related transactions: (i) any person (as such term is used in Section 13(d) and 14(d) of the Exchange Act, other than a trustee or fiduciary holding securities under an employment benefit program is or becomes a "beneficial owner" (as defined in Rule 13-3 under the Exchange
Act), directly or indirectly of securities of Pacific Ethanol representing 51% or more of the combined voting power of Pacific Ethanol, (ii) there is a merger (other than a reincorporation merger) or consolidation in which Pacific Ethanol does not survive as an independent company, or (iii) the business of Pacific Ethanol is disposed of pursuant to a sale of assets.

   EXECUTIVE EMPLOYMENT AGREEMENT DATED AUGUST 10, 2005 WITH WILLIAM G. LANGLEY

      The Executive Employment Agreement with William G. Langley provides for a four-year term and automatic one-year renewals thereafter, unless either the employee or Pacific Ethanol provides written notice to the other at least 90 days prior to the expiration of the then-current term. Mr. Langley is to receive a base salary of $185,000 per year. All other terms and conditions of Mr. Langley's Executive Employment Agreement are substantially the same as those contained in Mr. Turner's Executive Employment Agreement, except that Mr. Langley is entitled to six months of severance pay during the entire term of his agreement and is also entitled to reimbursement of his costs associated with his relocation to Fresno, California.

COMPENSATION OF DIRECTORS

      The Chairman of our board of directors receives annual compensation of $80,000. Each member of our board of directors, including the Chairman, receives $1,500 for each board meeting attended, whether attended in person or telephonically. The Chairman of our audit committee receives an additional $3,500 per quarterly period. In addition, non-employee directors are reimbursed for certain reasonable and documented expenses in connection with attendance at meetings of our board of directors and committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      No member of the board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

STOCK OPTION PLANS

      We currently have two stock option plans: an Amended 1995 Incentive Stock Plan and a 2004 Stock Option Plan. These plans are administered by our compensation committee, which currently consists of Messrs. Stone and Thomas.

      The Amended 1995 Incentive Stock Plan authorizes the issuance of incentive stock options, commonly known as ISOs, and non-qualified stock options, commonly known as NQOs, to our employees, directors or consultants for the purchase of up to 1,200,000 shares of our common stock. The Amended 1995 Incentive Stock Plan terminated in 2005. As of March 31, 2006, options to purchase up to 105,000 shares of common stock were outstanding under the Amended 1995 Incentive Stock Plan.

      The 2004 Stock Option Plan authorizes the issuance of ISOs and NQOs to our officers, directors or key employees or to consultants that do business with Pacific Ethanol for up to an aggregate of 2,500,000 shares of common stock. The 2004 Stock Option Plan terminates on November 4, 2014. Our board of directors' adoption of the 2004 Stock Option Plan was ratified by our stockholders at our 2004 annual meeting of stockholders that was initially convened on December 28, 2004, adjourned to February 1, 2004 and further adjourned to and completed on February 28, 2005. The 2004 Stock Option Plan was amended on January 24, 2006 and further amended on April 12, 2006.

      As of March 31, 2006, we had approximately 22 employees and officers and 6 non-employee directors eligible to receive options under the 2004 Stock Option Plan. As of that date, options to purchase up to 795,000 shares of common stock were outstanding under the 2004 Stock Option Plan and 1,705,500 shares remained available for grants under this plan. The following is a description of some of the key terms of the 2004 Stock Option Plan.

   SHARES SUBJECT TO THE 2004 STOCK OPTION PLAN

      A total of 2,500,000 shares of our common stock are authorized for issuance under the 2004 Stock Option Plan. Any shares of common stock that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares that are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the 2004 Stock Option Plan.

   ADMINISTRATION

      It is the intent of the 2004 Stock Option Plan that it be administered in a manner such that option grants and exercises would be "exempt" under Rule 16b-3 of the Exchange Act. The compensation committee is empowered to select those eligible persons to whom options shall be granted under the 2004 Stock Option Plan; to determine the time or times at which each option shall be granted, whether options will be ISOs or NQOs and the number of shares to be subject to each option; and to fix the time and manner in which each option may be exercised, including the exercise price and option period, and other terms and conditions of options, all subject to the terms and conditions of the 2004 Stock Option Plan. The compensation committee has sole discretion to interpret and administer the 2004 Stock Option Plan, and its decisions regarding the 2004 Stock Option Plan are final, except that our board of directors can act in place of the compensation committee as the administrator of the 2004 Stock Option Plan at any time or from time to time, in its discretion.

   OPTION TERMS

      ISOs granted under the 2004 Stock Option Plan must have an exercise price of not less than 100% of the fair market value of a share of common stock on the date the ISO is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an ISO granted to an optionee who owns more than 10% of the total voting securities of Pacific Ethanol on the date of grant, the exercise price may be not less than 110% of fair market value on the date of grant, and the option period may not exceed five years. NQOs granted under the 2004 Stock Option Plan must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date the NQO is granted.

      Options may be exercised during a period of time fixed by the committee except that no option may be exercised more than ten years after the date of grant. In the discretion of the committee, payment of the purchase price for the shares of stock acquired through the exercise of an option may be made in cash, shares of our common stock, a combination of cash and shares of our common stock, through net exercise or a combination of cash and net exercise.

   AMENDMENT AND TERMINATION

      The 2004 Stock Option Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time and from time to time by our board of directors. However, our board of directors may not materially impair any outstanding options without the express consent of the optionee or materially increase the number of shares subject to the 2004 Stock Option Plan, materially increase the benefits to optionees under the 2004 Stock Option Plan, materially modify the requirements as to eligibility to participate in the 2004 Stock Option Plan or alter the method of determining the option exercise price without stockholder approval. No option may be granted under the 2004 Stock Option Plan after November 4, 2014.

   FEDERAL INCOME TAX CONSEQUENCES

      NQOS. Holders of NQOs do not realize income as a result of a grant or vesting of an option in the event that the stock option is granted at an exercise price at or above the fair market value of the underlying shares of our stock on the date of grant, but realize compensation income upon exercise of an NQO to the extent that the fair market value of the shares of common stock on the date of exercise of the NQO exceeds the exercise price paid. We will be required to withhold taxes on ordinary income realized by an optionee upon the exercise of an NQO.

      In the event of the grant of an NQO with a per share exercise price that is less than the fair market value per share of our underlying common stock on the date of grant, the grant is treated as deferred compensation. Except in certain limited circumstances, such a grant results in ordinary income, to the same extent applicable to an option grant with an exercise price at or above fair market value, realized by the optionee at vesting of the option, as opposed to upon its exercise, plus as an additional tax of 20% payable by the optionee.

      In the case of an optionee subject to the "short-swing" profit recapture provisions of Section 16(b) of the Exchange Act, the optionee realizes income only upon the lapse of the six-month period under Section 16(b), unless the optionee elects to recognize income immediately upon exercise of his or her option.

      ISOS. Holders of ISOs will not be considered to have received taxable income upon either the grant of the option or its exercise. Upon the sale or other taxable disposition of the shares, long-term capital gain will normally be recognized on the full amount of the difference between the amount realized and the option exercise price paid if no disposition of the shares has taken place within either two years from the date of grant of the option or one year from the date of transfer of the shares to the optionee upon exercise. If the shares are sold or otherwise disposed of before the end of the one-year or two-year periods, the holder of the ISO must include the gain realized as ordinary income to the extent of the lesser of the fair market value of the option stock minus the option price, or the amount realized minus the option price. Any gain in excess of these amounts, presumably, will be treated as capital gain. We will be entitled to a tax deduction in regard to an ISO only to the extent the optionee has ordinary income upon the sale or other disposition of the option shares.

      Upon the exercise of an ISO, the amount by which the fair market value of the purchased shares at the time of exercise exceeds the option price will be an "item of tax preference" for purposes of computing the optionee's alternative minimum tax for the year of exercise. If the shares so acquired are disposed of prior to the expiration of the one-year or two-year periods described above, there should be no "item of tax preference" arising from the option exercise.

   POSSIBLE ANTI-TAKEOVER EFFECTS

      Although not intended as an anti-takeover measure by our board of directors, one of the possible effects of the 2004 Stock Option Plan could be to place additional shares, and to increase the percentage of the total number of shares outstanding, in the hands of the directors and officers of Pacific Ethanol. Those persons may be viewed as part of, or friendly to, incumbent management and may, therefore, under some circumstances be expected to make investment and voting decisions in response to a hostile takeover attempt that may serve to discourage or render more difficult the accomplishment of the attempt.

      In addition, options may, in the discretion of the committee, contain a provision providing for the acceleration of the exercisability of outstanding, but unexercisable, installments upon the first public announcement of a tender offer, merger, consolidation, sale of all or substantially all of our assets, or other attempted changes in the control of Pacific Ethanol. In the opinion of our board of directors, this acceleration provision merely ensures that optionees under the 2004 Stock Option Plan will be able to exercise their options as intended by the board of directors and stockholders prior to any extraordinary corporate transaction which might serve to limit or restrict that right. Our board of directors is, however, presently unaware of any threat of hostile takeover involving Pacific Ethanol.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

      Section 145 of the Delaware General Corporation Law permits a corporation to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a pending or completed action, suit or proceeding if the officer or director acted in good faith and in a manner the officer or director reasonably believed to be in the best interests of the corporation.

      Our certificate of incorporation provides that, except in certain specified instances, our directors shall not be personally liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors, except liability for the following:

      o any breach of their duty of loyalty to our company or our stockholders;
      o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
      o unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; and
      o any transaction from which the director derived an improper personal benefit.

      In addition, our certificate of incorporation and bylaws obligate us to indemnify our directors and officers against expenses and other amounts reasonably incurred in connection with any proceeding arising from the fact that such person is or was an agent of ours. Our bylaws also authorize us to purchase and maintain insurance on behalf of any of our directors or officers against any liability asserted against that person in that capacity, whether or not we would have the power to indemnify that person under the provisions of the Delaware General Corporation Law. We have entered and expect to continue to enter into agreements to indemnify our directors and officers as determined by our board of directors. These agreements provide for indemnification of related expenses including attorneys' fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract any retain qualified persons as directors and officers. We also maintain directors' and officers' liability insurance.

      The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Furthermore, a stockholder's investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

      Insofar as the provisions of our certificate of incorporation or bylaws provide for indemnification of directors or officers for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, we have been informed that in the opinion of the Commission this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information with respect to the beneficial ownership of our common stock as of April 14, 2006, the date of the table, by:

      o each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;
      o   each of our directors;
      o each of our current executive officers identified at the beginning of the "Management" section of this report; and
      o   all of our directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 30,601,880 shares of common stock outstanding as of the date of the table.

                                                                    AMOUNT AND NATURE
                                                                      OF BENEFICIAL     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER (1)           TITLE OF CLASS       OWNERSHIP       OF CLASS
------------------------------------------------   --------------   -----------------   --------
William L. Jones................................       Common           2,500,000(2)       8.17%
Neil M. Koehler.................................       Common           4,188,139         13.69%
Ryan W. Turner..................................       Common             914,166(3)       2.99%
William G. Langley..............................       Common              85,000(4)        *
Frank P. Greinke................................       Common           1,500,000(5)       4.90%
Douglas L. Kieta................................       Common                  --            --
John L. Prince..................................       Common                  --            --
Terry L. Stone..................................       Common                  --            --
Robert Thomas...................................       Common                  --            --
Lyles Diversified, Inc..........................       Common           2,000,000(6)       6.55%
Cascade Investment, L.L.C.......................       Common          10,500,000(7)      25.55%
                                                      Series A
                                                     Preferred          5,250,000(7)     100.00%
All executive officers and directors as a group
 (9 persons)....................................       Common           9,187,305(8)      30.00%

___________________
*     Less than 1.00%
(1) Messrs. Jones, Koehler, Greinke, Prince, Stone, Kieta and Thomas are directors of Pacific Ethanol. Messrs. Koehler, Turner and Langley are executive officers of Pacific Ethanol. The address of each of these persons, unless otherwise indicated below, is c/o Pacific Ethanol, Inc., 5711 N. West Avenue, Fresno, California 93711.
(2) Represents shares held by William L. Jones and Maurine Jones, husband and wife, as community property.
(3) Represents shares held by Ryan W. Turner and Wendy Turner, husband and wife, as community property.
(4)   Represents shares of common stock underlying options.
(5) Represents shares held by the Greinke Personal Living Trust. Mr. Greinke is a trustee of the Greinke Personal Living Trust. Mr. Greinke has sole voting and sole investment power over the shares held by the trust.
(6) Based on information included by Lyles Diversified, Inc. in a Schedule 13D for May 27, 2005. Lyles Diversified, Inc. reported that it holds sole voting and dispositive power over 2,000,000 shares. The Schedule 13D was executed by William M. Lyles IV, as Vice-President of Lyles Diversified, Inc. The address for Lyles Diversified, Inc. is P.O. Box 4376, Fresno, CA 93744.
(7) Amount of common stock represents shares of common stock underlying our Series A Preferred Stock. All Series A Preferred Stock held by Cascade may be deemed to be beneficially owned by Mr. William H. Gates III as the sole member of Cascade. The address for Cascade Investment, L.L.C is 2365 Carillon Point, Kirkland, Washington 98033.
(8)   Includes 85,000 shares underlying options.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2005.

                                                NUMBER OF                                   NUMBER OF
                                            SECURITIES TO BE       WEIGHTED AVERAGE    SECURITIES REMAINING
                                         ISSUED UPON EXERCISE OF   EXERCISE PRICE OF        AVAILABLE
                                              OUTSTANDING,            OUTSTANDING      FOR FUTURE ISSUANCE
                                            OPTIONS, WARRANTS      OPTIONS, WARRANTS       UNDER EQUITY
PLAN CATEGORY                                OR STOCK RIGHTS          AND RIGHTS        COMPENSATION PLANS
-------------                            -----------------------   -----------------   --------------------
EQUITY COMPENSATION PLANS APPROVED BY
SECURITY HOLDERS:
1995 Plan.............................           377,667                 $5.53                  822,333
2004 Plan.............................           822,500                 $7.78                1,677,500

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   TRANSACTIONS BETWEEN ACCESSITY AND ITS RELATED PARTIES PRIOR TO THE SHARE EXCHANGE TRANSACTION

      We were a party to an Employment Agreement with Barry Siegel, our former Chairman of the Board, President and Chief Executive Officer, that commenced on January 1, 2002, and initially expired on December 31, 2004 and which expiration date was extended to December 31, 2007. Mr. Siegel's annual salary was $300,000, and was granted stock options, under our Amended 1995 Incentive Stock Plan, to purchase 60,000 shares of our common stock, in addition to certain other perquisites. The Employment Agreement provided that following a change of control, which included the Share Exchange Transaction, we would be required to pay Mr. Siegel (i) a severance payment of 300% of his average annual salary for the past five years, less $100, (ii) the cash value of his outstanding but unexercised stock options, and (iii) other perquisites should he be terminated for various reasons specified in the agreement. The agreement specified that in no event would any severance payments exceed the amount we could deduct under the provisions of the Internal Revenue Code. In recognition of the sale of one of our divisions, Mr. Siegel was also awarded a $250,000 bonus, which was paid in February 2002, and an additional grant of options to purchase 50,000 shares of our common stock. In connection with the Share Exchange Transaction and the Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement dated March 23, 2005 between us and Mr. Siegel, Mr. Siegel's Employment Agreement was terminated and he waived the payments that otherwise would have been due to him under the change of control provisions of his Employment Agreement.

      We were a party to an Employment Agreement with Philip B. Kart, our former Senior Vice President, Secretary, Treasurer and Chief Financial Officer, that commenced on January 1, 2002, and initially expired on January 1, 2004 and which expiration date, under the amendments referenced above, was extended first to December 31, 2004 and subsequently to December 31, 2005. Mr. Kart's annual salary was $155,000 per annum and he was granted stock options, under our Amended 1995 Incentive Stock Plan, providing the right to purchase 30,000 shares of the our common stock, in addition to certain other perquisites. The Employment Agreement provided that following a change of control, which included the Share Exchange Transaction, we would be required to pay Mr. Kart a severance payment of 100% of his annual salary. The Employment Agreement also provided that following a change in control, all stock options previously granted to him would immediately become fully exercisable. The amendment to the Employment Agreement dated November 15, 2002 also provided for relocation expense payments that were conditioned upon Mr. Kart's relocation to our former headquarters in Florida, which occurred in early 2003. In connection with the Share Exchange Transaction and the Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement dated March 23, 2005 between us and Mr. Kart, Mr. Kart's Employment Agreement was terminated and he waived the payments that otherwise would have been due to him under the change of control provisions of his Employment Agreement.

      Under an agreement with our formerly wholly-owned subsidiary, Sentaur Corp., we were party to an employment agreement with Steven DeLisi that commenced on September 3, 2002 and expired on December 31, 2004. Mr. DeLisi's annual salary was $175,000 per annum and he was granted stock options under our 1995 Incentive Stock Option Plan to purchase up to 50,000 shares of our common stock. Mr. DeLisi also participated in a bonus program that provided a bonus of 50% of his salary upon the achievement of $25,000 in profits for three consecutive months. During the first twelve months of his employment, Mr. DeLisi received an interim bonus of $5,000 for each signed customer contract.

      In May 2002 we signed a five and a half year lease to occupy a 7,300 square foot building in Coral Springs, Florida. We terminated this lease on January 14, 2005, and the building was sold, concurrently, by the landlord. This property was owned and operated by B&B Lakeview Realty Corp., one shareholder of which, Barry Siegel, was our former Chairman of the Board, President and Chief Executive Officer, another shareholder of which, Kenneth J. Friedman, was a member of our Board of Directors and another shareholder of which, Barry Spiegel, was formerly a member of our Board of Directors. The terms of the lease required net rentals increasing in annual amounts from $127,000 to $168,000 plus real estate taxes, insurance and other operating expenses. The lease period commenced in October 2002 and was to terminate five years and six months thereafter. We and the landlord each expended approximately $140,000 to complete the interior space. In addition, during July 2002, we pledged $300,000 in an interest bearing account initially as a certificate of deposit, with a Florida bank (the mortgage lender to B&B Lakeview Realty Corp.) as security for our future rental commitments for the benefit of the landlord's mortgage lender. The certificate of deposit was to decline in $100,000 increments on the 36th month, 48th month, and 60th month, as the balance of the rent commitment declined. These funds, along with unpaid and earned interest, were returned to us in January 2005 upon the consummation of the sale of the building. We also had a security deposit of $22,000 held by the related party which was also repaid at that time. At our request, the Landlord agreed to sell the building and permit us to terminate this lease early, in exchange for our reimbursing the Landlord for the prepayment penalty that the Landlord incurred due to the early pay off of its mortgage loan. These fees paid to the Landlord equaled far less than our liabilities pursuant to the lease. During 2004, we paid B&B Lakeview Realty rent payments of $145,000. Operating expenses, insurance and taxes, as required by the lease, were generally paid directly to the providers by us.

      In December 2004, we sold certain fully depreciated personal property assets, which we anticipated would be transferred to Mr. Siegel upon consummation of the Share Exchange Transaction. The proceeds, equal to approximately $14,000, were advanced to Mr. Siegel in anticipation of the transaction being completed. Upon learning that this advance was prohibited under Section 402 of the Sarbanes-Oxley Act of 2002, Mr. Siegel repaid the advance in February 2005.

   TRANSACTIONS BETWEEN OUR NOW-WHOLLY-OWNED SUBSIDIARIES AND THEIR RELATED PARTIES PRIOR TO THE SHARE EXCHANGE TRANSACTION

      Please note that the Certain Relationships and Related Transactions set forth below are with regard to PEI California, Kinergy and ReEnergy, which became our wholly-owned subsidiaries in connection with the Share Exchange Transaction.

      TRANSACTIONS BETWEEN PEI CALIFORNIA AND ITS RELATED PARTIES

      Neil M. Koehler, our President and Chief Executive Officer and a director is also the Chief Executive Officer of PEI California and was the sole manager and sole limited liability company member of Kinergy and a limited liability company member of Kinergy Resources, LLC, which was a member of ReEnergy. Mr. Koehler did not receive compensation from PEI California.

      Tom Koehler, our Vice President, Public Policy and Markets, also held the same position with PEI California and was a limited liability company member of ReEnergy. Mr. Koehler is the brother of Neil M. Koehler and received compensation from PEI California (through Celilo Group, LLC) as an independent contractor.

      PEI California and ReEnergy are parties to an Option to Purchase Land dated August 28, 2003, pursuant to which ReEnergy has agreed to sell approximately 89 acres of real property in Visalia to PEI California at a price of $12,000 per acre, with respect to which real property ReEnergy has executed an Option Agreement dated as of July 20, 2003 with Kent Kaulfuss, who was a limited liability company member of ReEnergy, and his wife, which Option Agreement grants ReEnergy an option to purchase such real property for a purchase price of $1,071,600 on or before December 15, 2005 and requires ReEnergy to lease the Wood Industries plant (comprising 35 acres) to Wood Industries (which is owned by Kent Kaulfuss and his wife) for an indefinite period of time for a monthly rental of $800. Accordingly, if the real property had been purchased by PEI California pursuant to the terms of the Option to Purchase Land dated August 28, 2003, Kent Kaulfuss and his wife would have realized a gain on sale of approximately $178,600. The option expired on December 15, 2005 without being exercised.

      PEI California entered into a consulting agreement with Ryan W. Turner, our Chief Operating Officer and Secretary, and a former director, for consulting services at $6,000 per month. During 2005 and 2004, PEI California paid Mr. Turner a total of $21,000 and $72,000, respectively, pursuant to the consulting contract. This consulting agreement was terminated in connection with Mr. Turner's entry into an Executive Employment Agreement with us as described above under "Management - Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

      On October 27, 2003, William and Maurine Jones, Ryan and Wendy Turner and Andrea Jones entered into an agreement with Southern Counties Oil Co., a former shareholder of PEI California, of which Frank P. Greinke, one of our directors and a director of PEI California, is the owner and CEO, to sell 1,500,000 shares of common stock of PEI California personally held by them at $1.50 per share for total proceeds of $2,250,000. In connection with the sale of the shares, the parties entered into a Voting Agreement under which William and Maurine Jones, Ryan and Wendy Turner and Andrea Jones agreed to vote a significant number of their existing shares of common stock of PEI California in favor of Mr. Greinke to be elected to the board of directors of PEI California or any successor-in-interest to PEI California, including Pacific Ethanol.

      In March 2005, Barry Siegel, on the one hand, and William and Maurine Jones, Ryan and Wendy Turner and Andrea Jones, on the other, entered into a stock purchase agreement that provided for, among other things, the sale of an aggregate of 250,000 shares of common stock of PEI California to Mr. Siegel for an aggregate purchase price of $25.00.

      Immediately prior to the closing of the Share Exchange Transaction, William L. Jones sold 200,000 shares of common stock of PEI California to the individual members of ReEnergy at $.01 per share, to compensate them for facilitating the closing of the Share Exchange Transaction.

      Immediately prior to the closing of the Share Exchange Transaction, William L. Jones sold 300,000 shares of common stock of PEI California to Neil
M. Koehler at $.01 per share to compensate Mr. Koehler for facilitating the closing of the Share Exchange Transaction.

      Immediately prior to the closing of the Share Exchange Transaction, William L. Jones sold 100,000 shares of common stock of PEI California to Tom Koehler at $.01 per share to compensate Mr. Koehler for facilitating the closing of the Share Exchange Transaction.

      TRANSACTIONS BETWEEN KINERGY AND ITS RELATED PARTIES

      Neil M. Koehler, our President and Chief Executive Officer and one of our directors, is also the Chief Executive Officer of PEI California and was the sole manager and sole limited liability company member of Kinergy and was a limited liability company member of Kinergy Resources, LLC, which was a member of ReEnergy. Mr. Koehler did not receive compensation from PEI California and did not receive compensation in his capacity as the sole manager of Kinergy.

      Neil M. Koehler is the brother of Tom Koehler, our Vice President, Public Policy and Markets. Tom Koehler was a limited liability company member of ReEnergy.

      One of Kinergy's larger customers, Southern Counties Oil Co., doing business at SC Fuels, was a principal shareholder of PEI California and is one of our former stockholders. Mr. Frank P. Greinke, the Chief Executive Officer of the corporate general partner of Southern Counties Oil Co., is one of our directors and was a director of PEI California. During the years ended December 31, 2005 and 2004, Southern Counties Oil Co. accounted for approximately 10% and 13%, respectively, of the total net sales of Kinergy.

      TRANSACTIONS BETWEEN REENERGY AND ITS RELATED PARTIES

      Tom Koehler, our Vice President, Public Policy and Markets, also held the same position with PEI California and was a limited liability company member of ReEnergy. Mr. Koehler is the brother of Neil M. Koehler and received compensation from PEI California (through Celilo Group, LLC) as an independent contractor.

      PEI California and ReEnergy are parties to an Option to Purchase Land dated August 28, 2003, pursuant to which ReEnergy has agreed to sell approximately 89 acres of real property in Visalia to PEI California at a price of $12,000 per acre, with respect to which real property ReEnergy has executed an Option Agreement dated as of July 20, 2003 with Kent Kaulfuss, who was a limited liability company member of ReEnergy, and his wife, which Option Agreement grants ReEnergy an option to purchase such real property for a purchase price of $1,071,600 on or before December 15, 2005 and requires ReEnergy to lease the Wood Industries plant (comprising 35 acres) to Wood Industries (which is owned by Kent Kaulfuss and his wife) for an indefinite period of time for a monthly rental of $800. Accordingly, if the real property had been purchased by PEI California pursuant to the terms of the Option to Purchase Land dated August 28, 2003, Kent Kaulfuss and his wife would have realized a gain on sale of approximately $178,600. The option expired on December 15, 2005 without being exercised.

   TRANSACTIONS BETWEEN US AND OUR RELATED PARTIES AT THE TIME OF OR AFTER THE SHARE EXCHANGE TRANSACTION

      On March 23, 2005, we issued to Philip B. Kart, our former Senior Vice President, Secretary, Treasurer and Chief Financial Officer, 200,000 shares of common stock in consideration of Mr. Kart's obligations under a Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement that was entered into in connection with the Share Exchange Transaction.

      On March 23, 2005, we issued to Barry Siegel, our former Chairman of the Board, President and Chief Executive Officer, 400,000 shares of common stock in consideration of Mr. Siegel's obligations under a Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement that was entered into in connection with the Share Exchange Transaction. We also transferred DriverShield CRM Corp., one of our wholly-owned subsidiaries, to Mr. Siegel in connection with this transaction. In addition we sold Sentaur Corp., another of our wholly-owned subsidiaries, to Mr. Siegel for the cash sum of $5,000.

      On March 23, 2005, in connection with the Share Exchange Transaction, we entered into Confidentiality, Non-Competition and Non-Solicitation Agreements with each of Neil M. Koehler, Tom Koehler, William L. Jones and Ryan W. Turner. The agreement is substantially the same for each of the foregoing persons, except as otherwise noted below, and provides for certain standard confidentiality protections in our favor prohibiting each of the foregoing persons, each of whom is a stockholder and our officers and/or directors, from disclosure or use of our confidential information. The agreement also provides that each of the foregoing persons is prohibited from competing with us for a period of five years; however, Neil M. Koehler's agreement provides that he is prohibited from competing with us for a period of three years. In addition, during the period during which each of the foregoing persons is prohibited from competing, they are also prohibited from soliciting our customers, employees or consultants and are further prohibited from making disparaging comments regarding us, our officers or directors, or our other personnel, products or services.

      On March 23, 2005, in connection with the Share Exchange Transaction, we became the sole owner of the membership interests of Kinergy. Neil M. Koehler, our President and Chief Executive Officer and one of our directors and principal stockholders was formerly the sole owner of the membership interests of Kinergy and personally guaranteed certain obligations of Kinergy to Comerica Bank. As part of the consummation of the Share Exchange Transaction, we executed a Letter Agreement dated March 23, 2005 with Mr. Koehler that provides that we will, as soon as reasonably practical, replace Mr. Koehler as guarantor under certain financing agreements between Kinergy and Comerica Bank. Under the Letter Agreement, prior to the time that Mr. Koehler is replaced by us as guarantor under such financing agreements, we will defend and hold harmless Mr. Koehler, his agents and representatives for all losses, claims, liabilities and damages caused or arising from out of (i) our failure to pay our indebtedness under such financing agreements in the event that Mr. Koehler is required to pay such amounts to Comerica Bank pursuant to his guaranty agreement with Comerica Bank, or (ii) a breach of our duties to indemnify and defend as set forth above.

      On July 26, 2005, we issued options to purchase up to 50,000 shares of our common stock to William L. Jones, options to purchase up to 20,000 shares of our common stock to Terry L. Stone, options to purchase up to 15,000 shares of our common stock to Frank P. Greinke, options to purchase up to 15,000 shares of our common stock to John Pimentel, who was then a current director and is now a former director, and options to purchase up to 15,000 shares of our common stock to Ken Freidman, who was then a current director and is now a former director. The options have an exercise price of $8.25 per share, which represents the closing price of a share of our common stock on the date of grant. The options have a term of 10-years and vest in full one year from their date of grant.

      On July 26, 2005, we set the compensation and expense reimbursement policies for non-employee members of our board of directors, which policies were made retroactive to May 18, 2005. The Chairman of the Board, currently William
L. Jones, is to receive annual compensation of $80,000. Each member of our board of directors, including the Chairman of the Board, is to receive $1,500 for each board or committee meeting attended, whether attended in person or telephonically. The Chairman of the audit committee, currently Terry L. Stone, is to receive an additional $2,000 for each audit committee meeting attended, whether in person or telephonically. In addition, non-employee directors are reimbursed for certain reasonable and documented expenses in connection with attendance at meetings of our board of directors and committees.

      On July 28, 2005, we issued options to purchase up to 15,000 shares of our common stock to Charles W. Bader, who was then a current director and is now a former director, and options to purchase up to 15,000 shares of our common stock to John L. Prince, a director. The options have an exercise price of $8.30 per share, which represents the closing price of a share of our common stock on the date of grant. The options have a term of 10-years and vest in full one year from their date of grant.

      On August 10, 2005, we issued options to purchase up to 425,000 shares of our common stock to William G. Langley, our Chief Financial Officer. The options have an exercise price of $8.03 per share, which represents the closing price of a share of our common stock on the date immediately preceding the date of grant. The options have a term of 10-years. The options vested immediately as to 85,000 shares and vest as to an additional 85,000 shares on each of the first, second, third and fourth anniversaries of the date of grant.

      On September 19, 2005, we issued 3,000 shares of common stock to Kenneth
J. Friedman, who was then a current director and is now a former director, upon exercise of outstanding options with an exercise price of approximately $5.63 per share for total gross proceeds of approximately $16,875.

      On November 3, 2005, William L. Jones, our Chairman, executed a Continuing Guaranty in favor of W.M. Lyles Co. Under the Guaranty, Mr. Jones guarantees to W.M. Lyles Co. the payment obligations of PEI California under a certain Letter Agreement between PEI California and W.M. Lyles Co. The Letter Agreement relates to a Phase 2 Design-Build Agreement between PEI Madera and W.M. Lyles Co. relating to the construction of our ethanol production facility in Madera County. The Letter Agreement provides that, if W.M. Lyles Co. pays performance liquidated damages to PEI Madera as a result of a defect attributable to Delta-T Corporation, the engineer for the ethanol production facility in Madera County, or if W.M. Lyles Co. pays liquidated damages to PEI Madera under the Phase 2 Design-Build Agreement as a result of a delay that is attributable to Delta-T Corporation, then PEI California agrees to reimburse W.M. Lyles Co. for such liquidated damages. However, PEI California is not responsible for the first $2.0 million of reimbursement. In addition, in the event that W.M. Lyles Co. recovers amounts from Delta-T Corporation for such defect or delay, then W.M. Lyles Co. is to not seek reimbursement from PEI California. The aggregate reimbursement obligations of PEI California under the Letter Agreement are not to exceed $8.1 million. Under the Guaranty, W.M. Lyles Co. is to seek payment on a pro rata basis from Mr. Jones and Neil M. Koehler (as described below), but in the event that Mr. Koehler fails to make payment, then Mr. Jones is responsible for any shortfall. However, the full extent of Mr. Jones' liability under his Guaranty, including for any shortfall for non-payment by Mr. Koehler, is limited to $4.0 million plus any attorneys' fees, costs and expenses.

      On November 3, 2005, Neil M. Koehler, a director and our President and Chief Executive Officer, executed a Continuing Guaranty in favor of W.M. Lyles Co. Under the Guaranty, Mr. Koehler guarantees to W.M. Lyles Co. the payment obligations of PEI California under the Letter Agreement described above. Under the Guaranty, W.M. Lyles Co. is to seek payment on a pro rata basis from Messrs. Jones (as described above) and Koehler, but in the event that Mr. Jones fails to make payment, then Mr. Koehler is responsible for any shortfall. However, the full extent of Mr. Koehler's liability under his Guaranty, including for any shortfall for non-payment by Mr. Jones, is limited to $4.0 million plus any attorneys' fees, costs and expenses.

      On November 14, 2005, William L. Jones, Neil M. Koehler, Ryan W. Turner, Kenneth J. Friedman and Frank P. Greinke, each of whom is a stockholder and one of our directors and/or executive officers, or the Stockholders, and us, entered into a Voting Agreement, or the Voting Agreement, with Cascade (other than Mr. Friedman who was then a current director and is now a former director). The Stockholders collectively hold an aggregate of approximately 9.2 million shares of our common stock. The Voting Agreement provides that the Stockholders may not transfer their shares of our common stock, and must keep their shares free of all liens, proxies, voting trusts or agreements until the Voting Agreement is terminated. The Voting Agreement provides that the Stockholders will each vote or execute a written consent in favor of Cascade's purchase of 5,250,000 shares of our Series A Preferred Stock for an aggregate purchase price of $84.0 million. In addition, under the Voting Agreement, each Stockholder grants an irrevocable proxy to Neil M. Koehler, a director and our President and Chief Executive Officer, to act as such Stockholder's proxy and attorney-in-fact to vote or execute a written consent in favor of the sale of the preferred stock. The Voting Agreement is effective until the earlier of the approval of the sale of the preferred stock by our stockholders or the termination of the purchase agreement under which the preferred stock is to be sold in accordance with its terms.

      On April 13, 2006 Robert P. Thomas was appointed to our board of directors. Mr. Thomas has held various positions and is currently a portfolio manager with the William H. Gates III investment group which oversees Mr. Gates' personal investments through Cascade Investment, L.L.C. and the investment assets of the Bill and Melinda Gates Foundation. Immediately preceding his appointment as a director of Pacific Ethanol, we issued 5,250,000 shares of our Series A Preferred Stock to Cascade Investment, L.L.C.

      We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above under the headings "Compensation of Executive Officers," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation of Directors."

      We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

ITEM 13.  EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------

  2.1 Agreement and Plan of Merger dated March 23, 2005 between the Registrant and Accessity Corp. (1)

  2.2 Share Exchange Agreement dated as of May 14, 2004 by and among Accessity Corp., Pacific Ethanol, Inc., Kinergy Marketing, LLC, ReEnergy, LLC and the other parties named therein (1)

  2.3 Amendment No. 1 to Share Exchange Agreement dated as of July 29, 2004 by and among Accessity Corp., Pacific Ethanol, Inc., Kinergy Marketing, LLC, ReEnergy, LLC and the other parties named therein
            (1)

  2.4 Amendment No. 2 to Share Exchange Agreement dated as of October 1, 2004 by and among Accessity Corp., Pacific Ethanol, Inc., Kinergy Marketing, LLC, ReEnergy, LLC and the other parties named therein
            (1)

  2.5 Amendment No. 3 to Share Exchange Agreement dated as of January 7, 2005 by and among Accessity Corp., Pacific Ethanol, Inc., Kinergy Marketing, LLC, ReEnergy, LLC and the other parties named therein
            (1)

  2.6 Amendment No. 4 to Share Exchange Agreement dated as of February 16, 2005 by and among Accessity Corp., Pacific Ethanol, Inc., Kinergy Marketing, LLC, ReEnergy, LLC and the other parties named therein
            (1)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------

  2.7 Amendment No. 5 to Share Exchange Agreement dated as of March 3, 2005 by and among Accessity Corp., Pacific Ethanol, Inc., Kinergy Marketing, LLC, ReEnergy, LLC and the other parties named therein
            (1)

  3.1       Certificate of Incorporation of the Registrant (1)

  3.2 Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock

  3.3       Bylaws of the Registrant (1)

 10.1 Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement dated March 23, 2005 between the Registrant and Barry Siegel (1)

 10.2 Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement dated March 23, 2005 between the Registrant and Philip B. Kart (1)

 10.3 Form of Confidentiality, Non-Competition and Non-Solicitation Agreement dated March 23, 2005 between the Registrant and each of Neil M. Koehler, Tom Koehler, William L. Jones, Andrea Jones and Ryan W. Turner (1)

 10.4 Confidentiality, Non-Competition and Non-Solicitation Agreement dated March 23, 2005 between the Registrant and Neil M. Koehler (1)

 10.5 Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (#)

 10.6 Executive Employment Agreement dated March 23, 2005 between the Registrant and Neil M. Koehler (#)(1)

 10.7 Executive Employment Agreement dated March 23, 2005 between the Registrant and Ryan W. Turner (#)(1)

 10.8 Stock Purchase Agreement and Assignment and Assumption Agreement dated March 23, 2005 between the Registrant and Barry Siegel (1)

 10.9 Letter Agreement dated March 23, 2005 between the Registrant and Neil M. Koehler (1)

 10.10 Ethanol Purchase and Marketing Agreement dated March 4, 2005 between Kinergy Marketing, LLC, Phoenix Bio-Industries, LLC, Pacific Ethanol, Inc. and Western Milling, LLC (2)

 10.11      Pacific Ethanol Inc. 2004 Stock Option Plan (3)

 10.12      First Amendment to Pacific Ethanol, Inc. 2004 Stock Option Plan (14)

 10.13      Amended 1995 Stock Option Plan (4)

 10.14 Warrant dated March 23, 2005 issued by the Registrant to Liviakis Financial Communications, Inc. (1)

 10.15 Form of Registration Rights Agreement dated effective March 23, 2005 between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (1)

 10.16 Form of Warrant dated March 23, 2005 issued by the Registrant to subscribers to a private placement of securities by Pacific Ethanol, Inc., a California corporation (1)

 10.17 Form of Placement Warrant dated March 23, 2005 issued by the Registrant to certain placement agents (1)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------

 10.18 Executive Employment Agreement dated August 10, 2005 between the Registrant and William G. Langley (#)(5)

 10.19 Form of Registration Rights Agreement of various dates between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (7)

 10.20 Form of Placement Warrant dated effective of various dates issued by Pacific Ethanol, Inc., a California corporation, to certain placement agents (7)

 10.21 Form of Registration Rights Agreement dated effective May 14, 2004 between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (6)

 10.22 Form of Placement Warrant dated effective May 14, 2004 issued by Pacific Ethanol, Inc., a California corporation, to certain placement agents (7)

 10.23 Form of Registration Rights Agreement of various dates between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (6)

 10.24 Form of Warrant of various dates issued to subscribers to a private placement of securities of Pacific Ethanol, Inc., a California corporation (7)

 10.25 Warrant dated March 23, 2005 issued by the Registrant to Jeffrey H. Manternach (7)

 10.26      Warrant dated June 15, 2001 issued to Rotom Enterprises, Inc. (9)

 10.27      Warrant dated February 8, 2002 issued to Rotom Enterprises, Inc. (9)

 10.28      Warrant dated June 15, 2001 issued to Colin Winthrop & Co., Inc. (9)

 10.29 Ethanol Marketing Agreement dated as of August 31, 2005 by and between Kinergy Marketing, LLC and Front Range Energy, LLC (8)

 10.30 Master Revolving Note dated September 24, 2004 of Kinergy Marketing, LLC in favor of Comerica Bank (10)

 10.31 Loan Revision/Extension Agreement dated October 4, 2005 and effective as of June 20, 2005 between Kinergy Marketing, LLC and Comerica Bank (10)

 10.32 Letter Agreement dated as of October 4, 2005 between Kinergy Marketing, LLC and Comerica Bank (10)

 10.33 Guaranty dated October 4, 2005 by Pacific Ethanol, Inc. in favor of Comerica Bank (10)

 10.34 Security Agreement dated as of September 24, 2004 executed by Kinergy Marketing, LLC in favor of Comerica Bank (13)

 10.35 Amended and Restated Phase 1 Design-Build Agreement dated November 2, 2005 by and between Pacific Ethanol Madera LLC and W.M. Lyles Co.
            (11)

 10.36 Phase 2 Design-Build Agreement dated November 2, 2005 by and between Pacific Ethanol Madera LLC and W.M. Lyles Co. (11)

 10.37 Letter Agreement dated November 2, 2005 by and between Pacific Ethanol California, Inc. and W.M. Lyles Co. (11)

 10.38 Continuing Guaranty dated as of November 3, 2005 by William L. Jones in favor of W.M. Lyles Co. (11)

 10.39 Continuing Guaranty dated as of November 3, 2005 by Neil M. Koehler in favor of W.M. Lyles Co. (11)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------

 10.40      Description of Non-Employee Director Compensation (12)

 10.41 Purchase Agreement dated November 14, 2005 between Pacific Ethanol, Inc. and Cascade Investment, L.L.C. (12)

 10.42 Deposit Agreement dated April 13, 2006 by and between Pacific Ethanol, Inc. and Comerica Bank

 10.43 Registration Rights and Stockholders Agreement dated as of April 13, 2006 by and between Pacific Ethanol, Inc. and Cascade Investment, L.L.C.

 10.44 Amendment No. 1 to Ethanol Purchase and Marketing Agreement dated effective as of March 4, 2005 between Kinergy Marketing, LLC, Phoenix Bio-Industries, LLC, Pacific Ethanol, Inc. and Western Milling, LLC

 10.45 Construction and Term Loan Agreement dated April 10, 2006 by and among Pacific Ethanol Madera LLC, Comerica Bank and Hudson United Capital, a division of TD Banknorth, N.A.

 10.46 Construction Loan Note dated April 13, 2006 by Pacific Ethanol Madera LLC in favor of Comerica Bank

 10.47 Construction Loan Note dated April 13, 2006 by Pacific Ethanol Madera LLC in favor of Hudson United Capital, a division of TD Banknorth, N.A.

 10.48 Assignment and Security Agreement dated April 13, 2006 by and between Pacific Ethanol Madera LLC and Hudson United Capital, a division of TD Banknorth, N.A.

 10.49 Member Interest Pledge Agreement dated April 13, 2006 by Pacific Ethanol Madera LLC in favor of Hudson United Capital, a division of TD Banknorth, N.A.

 10.50 Intercreditor and Collateral Sharing Agreement dated April 13, 2006 by and among Hudson United Capital, a division of TD Banknorth, N.A., Lyles Diversified, Inc. and Pacific Ethanol Madera LLC

 10.51 Disbursement Agreement dated April 13, 2006 by and among Pacific Ethanol Madera LLC, Hudson United Capital, a division of TD Banknorth, N.A., Comerica Bank and Wealth Management Group of TD Banknorth, N.A.

 10.52 Amended and Restated Term Loan Agreement effective as of April 13, 2006 by and between Lyles Diversified, Inc. and Pacific Ethanol Madera LLC

 10.53 Letter Agreement dated as of April 13, 2006 by and among Pacific Ethanol California, Inc., Lyles Diversified, Inc. and Pacific Ethanol Madera LLC.

 14.1       Code of Ethics (1)

 14.2       Code of Ethics for Chief Executive Officer and Senior Financial
            Officers (1)

 21.1       Subsidiaries of the Registrant

 23.1       Consent of Independent Registered Public Accounting Firm

 31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

  32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1) Filed as an exhibit to the Registrant's current report on Form 8-K for March 23, 2005 filed with the Securities and Exchange Commission on March 29, 2005 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's quarterly report on Form 10-QSB for March 31, 2005 (File No. 0-21467) filed with the Securities and Exchange Commission on May 23, 2005 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-123538) filed with the Securities and Exchange Commission on March 24, 2005 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's annual report Form 10-KSB for December 31, 2002 (File No. 0-21467) filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's current report on Form 8-K for August 10, 2005 filed with the Securities and Exchange Commission on August 16, 2005 and incorporated herein by reference.

(6) The Form of the Registration Rights Agreement was filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-127714) filed with the Securities and Exchange Commission on August 19, 2005 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-127714) filed with the Securities and Exchange Commission on August 19, 2005 and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant's current report on Form 8-K for August 31, 2005 filed with the Securities and Exchange Commission on September 7, 2005 and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-127714) filed with the Securities and Exchange Commission on November 1, 2005 and incorporated herein by reference.

(10) Filed as an exhibit to the Registrant's current report on Form 8-K for November 1, 2005 filed with the Securities and Exchange Commission on November 7, 2005 and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant's current report on Form 8-K for November 2, 2005 filed with the Securities and Exchange Commission on November 8, 2005 and incorporated herein by reference.

(12) Filed as an exhibit to the Registrant's current report on Form 8-K for November 10, 2005 filed with the Securities and Exchange Commission on November 15, 2005 and incorporated herein by reference.

(13) Filed as an exhibit to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (Reg. No. 333-127714) filed with the Securities and Exchange Commission on November 22, 2005 and incorporated herein by reference.

(14) Filed as an exhibit to the Registrant's current report on Form 8-K for January 26, 2006 filed with the Securities and Exchange Commission on February 1, 2006 and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The following table presents fees for professional audit services rendered by Hein & Associates LLP for the year ended December 31, 2005 and Nussbaum Yates & Wolpow, P.C. for the year ended December 31, 2004.

                                       2005              2004
                                    ----------        ---------
  Audit Fees                        $  395,189        $  67,500
  Audit-Related Fees                    98,938               --
  Tax Fees                               6,296               --
  All Other Fees                            --           40,726
                                    ----------        ---------
    Total                           $  500,423        $ 108,226
                                    ==========        =========

      AUDIT FEES. Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Forms 10-KSB, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10-QSB and our Registration Statement on Form S-1, including amendments thereto.

      AUDIT-RELATED FEES. Consist of amounts billed for professional services performed in connection with mergers and acquisitions.

      TAX FEES. Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

      ALL OTHER FEES. Consists of amounts billed for services other than those noted above. In 2004, these services were primarily related to assistance and review of our proxy statement that was filed with the Commission in the fourth quarter of 2004 and matters related to the review of the Share Exchange Agreement in connection with the Share Exchange Transaction that ultimately occurred in March 2005. In 2005, these services were primarily related to document review.

      Our audit committee is responsible for approving all audit, audit-related, tax and other services. The audit committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by Pacific Ethanol after the beginning of the fiscal year are submitted to the audit committee chairman for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full audit committee at its next meeting for ratification.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm.....................F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004................F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 2005 and 2004...............................................F-5

Consolidated Statement of Stockholders' Equity for the Years Ended
   December 31, 2005 and 2004...............................................F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2005 and 2004...............................................F-8

Notes to Consolidated Financial Statements..................................F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pacific Ethanol, Inc.
Fresno, California

We have audited the consolidated balance sheets of Pacific Ethanol, Inc. (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Ethanol, Inc., as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ HEIN & ASSOCIATES LLP
Irvine, California
April 14, 2006

                                  PACIFIC ETHANOL, INC.

                               CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31, 2005 AND 2004


                       ASSETS                                   2005            2004
                       ------                              --------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                                $    4,521,111   $          42
  Investments in marketable securities                          2,750,000              --
  Accounts receivable (including $937,713 and $0 as
    of December 31, 2005 and 2004,
    respectively, from a related party)                         4,947,538           8,464
  Notes receivable - related party                                135,995           5,286
  Inventories                                                     362,972              --
  Prepaid expenses                                                626,575              --
  Prepaid inventory                                             1,349,427         293,115
  Other current assets                                             86,054         479,199
                                                           --------------   -------------
    Total current assets                                       14,779,672         786,106
                                                           --------------   -------------
PROPERTY AND EQUIPMENT, NET                                    23,208,248       6,324,824
                                                           --------------   -------------
OTHER ASSETS:
  Debt issuance costs, net                                         48,333          68,333
  Deposits                                                         14,086              --
  Goodwill                                                      2,565,750              --
  Intangible assets, net                                        7,568,723              --
                                                           --------------   -------------
      Total other assets                                       10,196,892          68,333
                                                           --------------   -------------
TOTAL ASSETS                                               $   48,184,812   $   7,179,263
                                                           ==============   =============


                      The accompanying notes are an integral part of
                         these consolidated financial statements.






                                  PACIFIC ETHANOL, INC.

                               CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2005 AND 2004 (CONTINUED)



       LIABILITIES AND STOCKHOLDERS' EQUITY                     2005            2004
       ------------------------------------                ---------------  --------------

CURRENT LIABILITIES:
  Current portion - related party note payable             $    1,200,000   $          --
  Accounts payable - trade                                      4,755,235         383,012
  Accounts payable - related party                              6,411,618         846,211
  Accrued retention - related party                             1,450,500              --
  Accrued payroll                                                 433,887          18,963
  Accrued interest payable - related party                             --          30,864
  Other accrued liabilities                                     3,422,565         531,803
                                                           ---------------  --------------
    Total current liabilities                                  17,673,805       1,810,853

RELATED-PARTY NOTES PAYABLE, NET OF CURRENT PORTION             1,995,576       4,012,678
                                                           ---------------  --------------
TOTAL LIABILITIES (NOTE 11)                                    19,669,381       5,823,531
                                                           ---------------  --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value; 10,000,000
    shares authorized, no shares issued and
    outstanding as of December 31, 2005 and 2004                       --              --
  Common stock, $0.001 par value; 100,000,000 shares
    authorized, 28,874,442 and 13,445,866 shares
    issued and outstanding as of December 31, 2005
    and 2004, respectively                                         28,874          13,446
  Additional paid-in capital                                   43,697,486       5,071,632
  Unvested consulting expense                                  (1,625,964)             --
  Due from stockholders                                              (600)        (68,100)
  Accumulated deficit                                         (13,584,365)     (3,661,246)
                                                           ---------------  --------------
    Total stockholders' equity                                 28,515,431       1,355,732
                                                           ---------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   48,184,812   $   7,179,263
                                                           ===============  ==============


                      The accompanying notes are an integral part of
                         these consolidated financial statements.






                                    PACIFIC ETHANOL, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                2005              2004
                                                           ---------------    --------------

Net sales (including $9,060,273 and $0 for the years
ended December 31, 2005 and 2004, respectively, to
a related party)                                           $  87,599,012      $      19,764

Cost of goods sold                                            84,444,183             12,523
                                                           --------------     --------------
Gross profit                                                   3,154,829              7,241

Operating expenses:

    Selling, general and administrative expenses
    (including $2,063,276 and $1,207,500 of
    non-cash compensation expense for the years
    ended December 31, 2005 and 2004, respectively)           10,994,630          2,277,510

    Feasibility study expensed in connection with
    acquisition of ReEnergy                                      852,250                 --

    Acquisition cost expense in excess of cash received          480,948                 --

    Discontinued design of cogeneration facility                 310,522                 --
                                                           --------------     --------------
Loss from operations                                          (9,483,521)        (2,270,269)

Other expense:

    Other expense                                               (270,783)            (2,166)

    Interest expense                                            (163,215)          (528,532)
                                                           --------------     --------------
Loss before provision for income taxes                        (9,917,519)        (2,800,967)

Provision for income taxes                                         5,600              1,600
                                                           --------------     --------------
Net loss                                                   $  (9,923,119)     $  (2,802,567)
                                                           ==============     ==============
Net loss per share, basic and diluted                      $       (0.40)     $       (0.23)
                                                           ==============     ==============
Weighted-average shares outstanding, basic and diluted        25,065,872         12,396,895
                                                           ==============     ==============


                       The accompanying notes are an integral part of
                          these consolidated financial statements.






                                                        PACIFIC ETHANOL, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                           Common Stock
                                       --------------------   Additional                    Unvested
                                                                Paid-In       Due from     Consulting     Accumulated
                                         Shares      Amount     Capital     Stockholders     Expense        Deficit        Total
                                       ----------   -------   ------------  -------------  -----------   -------------  ------------

BALANCES, January 1, 2004              11,733,200   $11,733   $ 2,215,774   $     (1,000)  $        --   $   (858,679)  $ 1,367,828

Issuance of common stock to
   friends and family, net of
   offering costs of $7,127                19,000        19        21,354             --            --             --        21,373

Issuance of warrants to purchase
   920,000 shares of common
   stock for non-cash
   compensation to non-
   employee for services                       --        --     1,380,000             --            --             --     1,380,000

Exercise of warrants                      920,000       920          (828)            --            --             --            92

Collection of shareholder
   receivable                                  --        --            --            400            --             --           400

Issuance of common stock in
   working capital round, net
   of offering costs of $107,418          500,000       500       892,082        (67,500)           --             --       825,082

Issuance of common stock in
   working capital round, net
   of offering costs of $2,475            103,666       104       308,420             --            --             --       308,524

Conversion of LDI debt                    170,000       170       254,830             --            --             --       255,000

Net loss                                       --        --            --             --            --     (2,802,567)   (2,802,567)
                                       ----------   -------   ------------  -------------  -----------   -------------  ------------
BALANCES, December 31, 2004            13,445,866   $13,446   $ 5,071,632   $    (68,100)  $        --   $ (3,661,246)  $ 1,355,732
                                       ==========   =======   ============  =============  ===========   =============  ============


                                           The accompanying notes are an integral part of
                                              these consolidated financial statements.






                                                        PACIFIC ETHANOL, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (CONTINUED)


                                           Common Stock
                                       --------------------   Additional                    Unvested
                                                                Paid-In       Due from     Consulting     Accumulated
                                         Shares      Amount     Capital     Stockholders     Expense        Deficit        Total
                                       ----------   -------   ------------  -------------  ------------  -------------  ------------

BALANCES, January 1, 2005              13,445,866   $13,446   $ 5,071,632   $    (68,100)  $        --   $ (3,661,246)  $ 1,355,732

Amounts received from shareholder              --        --            --         67,500            --             --        67,500

Issuance of shares in private
   placement, net of offering
   costs of $2,124,815                  7,000,000     7,000    18,868,185             --            --             --    18,875,185

Share Exchange                          7,089,452     7,089    13,576,936             --            --             --    13,584,025

Acquisition costs in excess of cash
   acquired                                    --        --       480,948             --            --             --       480,948

Compensation expense related to
   issuance of warrants for
   consulting services                         --        --     2,553,000             --    (1,625,964)            --       927,036

Stock issued for exercise of
   warrants for cash                      237,249       237       489,772             --            --             --       490,009

Stock issued in cashless exercise
   of warrants                             34,413        34           (34)            --            --             --            --

Compensation expense for options
   issued to employees                         --        --        80,490             --            --             --        80,490

Compensation expense for employee
   option converted into a warrant             --        --       232,250             --            --             --       232,250

Stock issued for exercise of stock
   options for cash                        78,000        78       449,297                           --                      449,375

Stock issued for cashless exercise
   of stock options                        89,462        89           (89)                                                       --

Issuance of stock to employees             70,000        70       650,930                                                   651,000

Conversion of LDI debt                    830,000       830     1,244,170             --            --             --     1,245,000

Net loss                                       --        --            --             --            --     (9,923,119)   (9,923,119)
                                       ----------   -------   ------------  -------------  ------------  -------------  ------------
BALANCES, December 31, 2005            28,874,442   $28,874   $43,697,486   $       (600)  $(1,625,964)  $(13,584,365)  $28,515,431
                                       ==========   =======   ============  =============  ============  =============  ============


                                           The accompanying notes are an integral part of
                                              these consolidated financial statements.






                                               PACIFIC ETHANOL, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                    2005               2004
                                                                              -----------------   ----------------

   Net loss                                                                   $     (9,923,119)   $    (2,802,567)
   Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation and amortization of intangibles                                      766,525             78,743
     Amortization of debt issuance costs                                                20,000             20,000
     Interest expense relating to amortization of debt discount                        427,898            240,536
     Discontinued design of cogeneration facility                                      310,522                 --
     Non-cash compensation expense                                                     963,740                 --
     Non-cash consulting expense                                                     1,099,536          1,207,500
     Expiration of option acquired in acquisition of ReEnergy                          120,000                 --
     Feasibility study expensed in connection with acquisition of ReEnergy             852,250                 --
     Acquisition cost expense in excess of cash received                               480,948                 --
     (Increase) decrease in:
       Accounts receivable                                                          (2,427,415)            15,724
       Notes receivable, related party                                                (130,709)            (5,286)
       Inventories                                                                     218,593              1,734
       Prepaid expenses and other assets                                              (514,874)           (98,938)
       Prepaid inventory                                                            (1,041,865)                --
       Other receivable                                                                (21,848)           261,850

     Increase (decrease) in:
       Accounts payable                                                              2,496,109             87,055
       Accounts payable, related party                                               5,565,407            396,190
       Accrued retention, related party                                              1,450,500                 --
       Accrued payroll                                                                 414,924              5,604
       Accrued interest payable                                                        (31,315)          (121,316)
       Accrued liabilities                                                           2,911,204            258,656
                                                                              -----------------   ----------------
         Net cash provided by (used in) operating activities                         4,007,011           (454,515)
                                                                              -----------------   ----------------
Cash flows from Investing Activities:
   Additions to property and equipment                                             (17,272,971)          (739,354)
   Proceeds from sales of available-for-sale investments                           (15,000,000)
   Purchases of available-for-sale investments                                      12,250,000                 --
   Payment on related party notes receivable                                                --            199,749
   Payment on deposit                                                                  (14,086)                --
   Net cash acquired in acquisition of Kinergy, ReEnergy and Accessity               3,326,924                 --
   Cash payments in connection with share exchange transaction                        (540,825)          (430,393)
                                                                              -----------------   ----------------
         Net cash used in investing activities                                     (17,250,958)          (969,998)
                                                                              -----------------   ----------------
Cash flows from Financing Activities:                                                                          --
   Proceeds from sale of stock, net                                                 18,875,185          1,155,379
   Payment on notes payable, Kinergy and ReEnergy                                   (2,097,053)                --
   Proceeds from notes payable, related party                                          280,000             20,000
   Payment on notes payable, related party                                            (300,000)                --
   Proceeds from exercise of stock options                                             939,384                 92
   Receipt of stockholder receivable                                                    67,500                 --
                                                                              -----------------   ----------------
         Net cash provided by financing activities                                  17,765,016          1,175,471
                                                                              -----------------   ----------------
Net increase (decrease) in cash and cash equivalents                                 4,521,069           (249,042)
Cash and cash equivalents at beginning of period                                            42            249,084
                                                                              -----------------   ----------------
Cash and cash equivalents at end of period                                    $      4,521,111    $            42
                                                                              =================   ================


                                  The accompanying notes are an integral part of
                                     these consolidated financial statements.






                                      PACIFIC ETHANOL, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (CONTINUED)


                                                                                    2005               2004
                                                                              ----------------    ---------------

Supplemental Information:

   Interest paid                                                              $        386,854    $       422,233
                                                                              ================    ===============
   Income taxes paid                                                          $          5,600    $         2,400
                                                                              ================    ===============
Non-Cash Financing and Investing activities:

   Conversion of debt to equity                                               $      1,245,000    $       255,000
                                                                              ================    ===============
   Issuance of stock for receivable                                           $             --    $        67,100
                                                                              ================    ===============
   Purchase of ReEnergy with stock                                            $        316,250    $            --
                                                                              ================    ===============
   Shares contributed by stockholder in purchase of ReEnergy                  $        506,000    $            --
                                                                              ================    ===============
   Shares contributed by stockholder in purchase of Kinergy                   $      1,012,000    $            --
                                                                              ================    ===============
   Purchase of Kinergy with stock                                             $      9,803,750    $            --
                                                                              ================    ===============


                                  The accompanying notes are an integral part of
                                     these consolidated financial statements.

                                                       F-9

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      ORGANIZATION AND BUSINESS - These consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation, and its wholly-owned subsidiaries Pacific Ethanol California, Inc., a California corporation that was incorporated on January 30, 2003 ("PEI California"), Kinergy Marketing, LLC, an Oregon limited liability company that was organized on September 13, 2000 ("Kinergy"), and ReEnergy, LLC, a California limited liability company that was organized on March 7, 2001 ("ReEnergy") (collectively, the "Company"). The Company is engaged in the business of marketing ethanol in the Western United States and is in the process of constructing an ethanol production facility in Madera County, California.

      On March 23, 2005, the Company completed a share exchange transaction with the shareholders of PEI California and the holders of the membership interests of each of Kinergy and ReEnergy, pursuant to which the Company acquired all of the issued and outstanding capital stock of PEI California and all of the outstanding membership interests of Kinergy and ReEnergy (the "Share Exchange Transaction"). Immediately prior to the consummation of the Share Exchange Transaction, the Company's predecessor, Accessity Corp., a New York corporation ("Accessity"), reincorporated in the State of Delaware under the name "Pacific Ethanol, Inc" through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the reincorporation (the "Reincorporation Merger"). In connection with the Reincorporation Merger, the shareholders of Accessity became stockholders of the Company and the Company succeeded to the rights, properties and assets and assumed the liabilities of Accessity. (See Note 2.)

      The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. The Company has consolidated the results of PEI California, Kinergy and ReEnergy beginning March 23, 2005, the date of the Share Exchange Transaction. Accordingly, the Company's results of operations for the year ended December 31, 2004 consist only of the operations of PEI California and the Company's results of operations for the year ended December 31, 2005 consist of the operations of PEI California for the twelve month period and the operations of Kinergy and ReEnergy from March 23, 2005 through December 31, 2005. (See Note 2.)

      BASIS OF PRESENTATION - These consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Pacific Ethanol, Inc. and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      LIQUIDITY - The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities the Company has and the remaining proceeds the Company has from PEI California's March 2005 private offering, the Company's offering of Series A Preferred Stock and the available proceeds from the Debt Financing, will be adequate to meet the Company's anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, the Company's capital requirements or cash flow vary materially from the Company's current projections, if unforeseen circumstances occur, or if the Company requires a significant amount of cash to fund future acquisitions, the Company may require additional financing. The Company's failure to raise capital, if needed, could restrict its growth or hinder its ability to compete. (See "Preferred Stock Financing and Debt Financing" in Note 13.)

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      CASH AND CASH EQUIVALENTS - For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less, to be cash equivalents.

      MARKETABLE SECURITIES- The Company's short-term investments consist primarily of Auction Rate Securities ("ARS"), which represent funds available for current operations. In accordance with SFAS No. 115, ACTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, these short-term investments are classified as available-for-sale and are carried at cost or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company does business and extends credit based on an evaluation of the customers' financial condition generally without requiring collateral. Exposure to losses on trade receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

      Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its receivables based on contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of ability to make payments, additional allowances may be required.

      At December 31, 2005 and 2004, management of the Company believed that all receivables were collectible, and therefore has not established an allowance for bad debt. The Company has had no material bad debt expense for the period from January 1, 2004 to December 31, 2005.

      CONCENTRATIONS OF CREDIT RISK - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

      Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The accounts maintained by the Company at the financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005, the uninsured balance was $4,048,476 and at December 31, 2004, the uninsured balance was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk of loss on cash.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      During 2004 and the beginning of 2005, the Company received a handling fee from its trans-loading capabilities. From March 23, 2005 (acquisition of Kinergy) to December 31, 2005, the Company received proceeds from sales of fuel grade ethanol to its customers. During the years ended December 31, 2005 and December 31, 2004, the Company had sales from customers representing 10% or more of total sales as follows:

                                                 2005           2004
                                              ----------     ----------
                Customer A                        18%             0%
                Customer B                        11%             0%
                Customer C                        10%             0%
                Customer D                         0%            36%
                Customer E                         0%            25%
                Customer F                         0%            22%
                Customer G                         0%            15%

      As of December 31, 2005, the Company had receivables of approximately $2,203,759 from these customers, representing 45% of total accounts receivable.

      From March 23, 2005 (acquisition of Kinergy) to December 31, 2005, the Company purchased fuel grade ethanol from its suppliers. During the year ended December 31, 2005, the Company had purchases from vendors representing 10% or more of total purchases as follows:

                                                       2005
                                                    ----------
                Vendor A                                22%
                Vendor B                                20%
                Vendor C                                17%

      INVENTORIES - Inventories consist of bulk ethanol fuel and is valued at the lower of cost or market; cost being determined on a first-in, first-out basis. Shipping and handling costs are classified as a component of cost of goods sold in the accompanying statements of operations and stockholders' equity.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

            Facilities                                         10 - 25 years
            Equipment and vehicles                                   7 years
            Office furniture, fixtures and equipment            5 - 10 years

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of fixed assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any resulting gains or losses are reflected in current operations.

      NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income
      (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. There were 3,832,318 and 979,587 of stock options, common stock warrants, and convertible securities outstanding as of December 31, 2005 and 2004, respectively. These options and warrants were not considered in calculating diluted net loss per common share as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per share are the same.

      The following table computes basic and diluted net loss per share:

                                                       Year Ended December 31,
                                                   -----------------------------
                                                        2005            2004
                                                   -------------   -------------
      Numerator (basic and diluted):
        Net loss                                   $ (9,923,119)   $ (2,802,567)
                                                   -------------   -------------
      Denominator:
        Weighted average common shares
        outstanding - basic and diluted              25,065,872      12,396,895
                                                   -------------   -------------
      Net loss per share - basic and diluted       $      (0.40)   $      (0.23)
                                                   =============   =============

      FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2005 and 2004, the fair value of all financial instruments approximated carrying value.

      The carrying amount of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of its notes payable and long-term debt approximate fair value because the interest rates on these instruments are variable.

      DEFERRED FINANCING COSTS - Deferred financing costs are costs incurred to obtain debt financing, including all related fees, and are included in the accompanying consolidated balance sheets and are amortized as interest expense over the term of the related financing, using the straight-line method which approximates the interest rate method.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSET. The Company assesses the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset's carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on management's experience and knowledge of the Company's operations and the industries in which the Company operates. These estimates can be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of the Company's customers and inflation.

      ReEnergy held an option to purchase real property that was recorded as an asset at a fair value of $120,000. Upon expiration of this option on December 15, 2005, the Company expensed the $120,000 fair value of the option.

      The Company had recorded $310,522 as construction in progress related to the design of an energy cogeneration facility at the Madera ethanol production facility. Based on various factors including increased project complexity and rising natural gas costs, making construction less favorable, further development was not pursued and the Company expensed the full amount at December 31, 2005.

      The Company believes the future cash flows to be received from its long-lived assets, net of these impairments, will exceed the assets' carrying value, and, accordingly, the Company has not recognized any other impairment losses through December 31, 2005.

      GOODWILL - Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which requires an annual review for impairment or more frequently if impairment indicators arise. This review would include the determination of each reporting unit's fair value using market multiples and discounted cash flow modeling. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives. The Company has adopted SFAS No. 142 guidelines for annual review of impairment of goodwill and intends to perform the annual review analysis on the anniversary of its Share Exchange Transaction. (See Note 5.)

      STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic-value method prescribed by APB Opinion No. 25, compensation cost is the excess, if any, of the quoted market price of the stock on the grant date of the option over the exercise price of the option.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      Pro forma information regarding net loss and loss per share is required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In December 2002, the Financial Accounting Statements Board ("FASB") issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      In accordance with SFAS No. 148, the following table illustrates the effect on the Company's net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation awards, and recognized expense over the applicable award vesting period:

                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                   2005             2004
                                                               -------------   --------------
Net loss, as reported                                          $ (9,923,119)   $  (2,802,567)
Add: stock-based employee compensation expense (reversal)
    included in reported net loss                                   312,740               --
Less: Stock-based employee compensation (expense) reversal
    determined under fair value based method for all awards,
    net of related tax effects                                   (1,305,943)              --
                                                               -------------   --------------

Pro forma net loss                                             $(10,916,322)   $  (2,802,567)
                                                               =============   ==============

Basic and diluted net loss per share, as reported              $      (0.40)   $       (0.23)
                                                               =============   ==============

Pro forma basic and diluted net loss per share                 $      (0.44)   $       (0.23)
                                                               =============   ==============

      The Company's assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company's stock option plan are included in Note 10.

      The Company accounts for the stock options granted to non-employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES and SFAS No. 123. Options granted to non-employees are analyzed under the guidelines of EITF Issue No. 96-18 to determine the appropriate date of measurement of fair value and method of recording the non-cash equity compensation expense.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      REVENUE RECOGNITION - The Company derives revenue primarily from sales of ethanol. The Company's sales are based upon written agreements or purchase orders that identify the amount of ethanol to be purchased and the purchase price. Shipments are made to customers, either, directly from suppliers or from the Company's inventory to the Company's customers by truck or rail. Ethanol that is shipped by rail originates primarily in the Midwest and takes from 10 to 14 days from date of shipment to be delivered to the customer or to one of four terminals in California and Oregon. For local deliveries the product is shipped by truck and delivered the same day as shipment. Revenue is recognized upon delivery of ethanol to a customer's designated ethanol tank in accordance with Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION, and the related EITF Issue No. 99-19, REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT.

      Revenues on the sale of ethanol that are shipped from the Company's stock of inventory are recognized when the ethanol has been delivered to the customer provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectibility is reasonably assured.

      In accordance with EITF Issue No. 99-19, revenue from drop shipments of third-party ethanol sales are recognized upon delivery, and recorded at the gross amount when the Company is responsible for fulfillment of the customer order, has latitude in pricing, incurs credit risk on the receivable and has discretion in the selection of the supplier. Shipping and handling costs are included in cost of goods sold.

      The Company has entered into certain contracts under which the Company may pay the owner of the ethanol the gross payments received by the Company from third parties for forward sales of ethanol less certain transaction costs and fees. From the gross payments, the Company may deduct transportation costs and expenses incurred by or on behalf of the Company in connection with the marketing of ethanol pursuant to the agreement, including truck, rail and terminal fees for the transportation of the facility's ethanol to third parties and may also deduct and retain a marketing fee calculated after deducting these costs and expenses. (See
      Note 11.) During 2005, the Company has not recorded revenues under these terms. If and when the Company does purchase and sell ethanol under these terms, the Company will evaluate the proper recording of the sales under EITF Issue No. 99-19.

      INCOME TAXES - Income taxes are accounted for under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      ESTIMATES AND ASSUMPTIONS - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining allowance for doubtful accounts, estimated lives of property and equipment and intangibles, goodwill and long-lived asset impairments, valuation allowances on deferred income taxes, and the potential outcome of future tax consequences of events recognized in the Company's financial statements or tax returns. Actual results and outcomes may materially differ from management's estimates and assumptions.

      RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassification had no effect on net loss.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123R (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123R replaced SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and superseded APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In March 2005, the United States Securities and Exchange Commission (SEC) issued SAB No. 107, VALUATION OF SHARE-BASED PAYMENT ARRANGEMENT FOR PUBLIC COMPANIES, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R required public companies to apply SFAS No. 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS No. 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. The Company will adopt SFAS No. 123R using the modified prospective method in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS No. 123R will have on its consolidated results of operations and financial position.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, which addresses the accounting and reporting for changes in accounting principles. SFAS No. 154 replaces APB Opinion No. 20 and FIN 20 and is effective for accounting changes in fiscal years beginning after December 31, 2005. This Statement applies to all voluntary changes in accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

      In September 2005, the FASB reached a final consensus on EITF Issue No. 04-13, ACCOUNTING FOR PURCHASES AND SALES OF INVENTORY WITH THE SAME COUNTERPARTY. EITF Issue No. 04-13 concludes that two or more legally separated exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, when the transactions were entered into "in contemplation" of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material or work-in-process should be accounted for at fair value. The provisions of EITF Issue No. 04-13 are applied to transactions completed in reporting periods beginning after March 15, 2006. The Company does not expect this statement to have a material impact on its financial condition or its results of operations.

      In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS which amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and SFAS No. 140, ACCOUNTING OR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's results of operations or financial position.

2.    SHARE EXCHANGE TRANSACTION:

      On March 23, 2005, the shareholders of PEI California and Accessity, and the holders of the membership interests of each of Kinergy and ReEnergy, completed a stock-for-stock share exchange (the "Share Exchange Transaction"). The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      The following table summarizes the assets acquired and liabilities assumed in connection with the Share Exchange Transaction:

                                                Accessity         Kinergy         ReEnergy
                                             March 23, 2005   March 23, 2005   March 23, 2005        Total
                                             --------------   --------------   --------------   --------------
      Current Assets
         Cash                                $    2,870,270   $      454,099   $        2,555   $    3,326,924
         Other current assets                            --        3,407,272               --        3,407,272
                                             --------------   --------------   --------------   --------------
           Total Current Assets                   2,870,270        3,861,371            2,555        6,734,196
                                             --------------   --------------   --------------   --------------
      Property and Equipment                             --            6,224               --            6,224
                                             --------------   --------------   --------------   --------------
      Other Assets
         Land option                                     --               --          120,000          120,000
                                             --------------   --------------   --------------   --------------
      Intangible Assets
         Distribution backlog                            --          136,000               --          136,000
         Customer relations                              --        4,741,000               --        4,741,000
         Non-compete                                     --          695,000               --          695,000
         Trade name                                      --        2,678,000               --        2,678,000
         Goodwill                                        --        2,565,750               --        2,565,750
                                             --------------   --------------   --------------   --------------
           Total Intangible Assets                       --       10,815,750               --       10,815,750
                                             --------------   --------------   --------------   --------------

      Total Assets                                2,870,270       14,683,345          122,555       17,676,170
                                             --------------   --------------   --------------   --------------
      Current Liabilities
         Accounts payable and accrued
           expenses                                 138,978        1,771,981            1,116        1,912,075
         Amount due to Cagan McAfee                  83,017               --               --           83,017
         Due to Kinergy/ReEnergy Members                 --        2,095,614            1,439        2,097,053
                                             --------------   --------------   --------------   --------------
           Total Current Liabilities                221,995        3,867,595            2,555        4,092,145
                                             --------------   --------------   --------------   --------------

           Net Assets                        $    2,648,275   $   10,815,750   $      120,000   $   13,584,025
                                             ==============   ==============   ==============   ==============

      Expense for services rendered in
         connection with feasibility study   $           --   $           --   $      852,250   $      852,250
                                             ==============   ==============   ==============   ==============

      Stock Issued                                2,339,452        3,875,000          125,000        6,339,452
      Stock issued to Accessity officers            600,000               --               --          600,000
      Stock Issued as finders fee                   150,000               --               --          150,000
                                             --------------   --------------   --------------   --------------
           Total Stock Issued                     3,089,452        3,875,000          125,000        7,089,452
                                             ==============   ==============   ==============   ==============

      REVERSE ACQUISITION - Immediately prior to the consummation of the Share Exchange Transaction, the Company's predecessor, Accessity, reincorporated in the State of Delaware under the name "Pacific Ethanol, Inc" through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the reincorporation (the "Reincorporation Merger"). In connection with the Reincorporation Merger, the shareholders of Accessity became stockholders of the Company and the Company succeeded to the rights, properties and assets and assumed the liabilities of Accessity.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      In addition, Accessity divested its two operating subsidiaries. Accordingly, effective as of the closing of the Share Exchange Transaction, Accessity did not have any ongoing business operations. Assets consisting primarily of cash and cash equivalents totaling $2,870,270 were acquired and certain current liabilities of $221,995 were assumed from Accessity. Because Accessity had no operations and only net monetary assets, the Share Exchange Transaction is being treated as a capital transaction, whereby PEI California acquired the net monetary assets of Accessity, accompanied by a recapitalization of PEI California. As such, no fair value adjustments were necessary for any of the assets acquired or liabilities assumed.

      The former shareholders of Accessity, who collectively held 2,339,452 shares of common stock of Accessity, became the stockholders of an equal number of shares of common stock of the Company and holders of options and warrants to acquire shares of common stock of Accessity, who collectively held options and warrants to acquire 402,667 shares of common stock of Accessity, became holders of options and warrants to acquire an equal number of shares of common stock of the Company.

      In connection with the reverse acquisition, the Company issued to Accessity's and the Company's former Chairman of the Board, President and Chief Executive Officer, 400,000 shares of the Company's common stock in consideration of his obligations under a Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement that was entered into with the Company in connection with the Share Exchange Transaction. These shares, valued at $1,012,000, are accounted for as transaction costs of the reverse acquisition.

      In connection with the reverse acquisition, the Company issued to Accessity's and the Company's former Senior Vice President, Secretary, Treasurer and Chief Financial Officer, 200,000 shares of the Company's common stock in consideration of his obligations under a Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement that was entered into with the Company in connection with the Share Exchange Transaction. These shares, valued at $506,000, are accounted for as transaction costs of the reverse acquisition.

      On March 23, 2005, the Company issued 150,000 shares of common stock to an independent contractor for services rendered by her as a finder in connection with the Share Exchange Transaction. These shares, valued at $379,500, are accounted for as transaction costs of the reverse acquisition.

      Immediately prior to the closing of the Share Exchange Transaction, certain shareholders of PEI California sold an aggregate of 250,000 shares of PEI California's common stock owned by them to the then-Chief Executive Officer of Accessity at $0.01 per share to compensate him for facilitating the closing of the Share Exchange Transaction. These shares, valued at $632,500, are accounted for as transaction costs of the reverse acquisition.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      In addition to the value of the shares transferred as discussed above totaling $2,530,000, the Company incurred $821,218 in legal fees, finder's fees and valuation services in connection with the reverse acquisition, resulting in total transaction costs of $3,351,218. The Company has recorded an expense with a corresponding increase in paid in capital in the amount of $480,948 for transaction costs incurred in excess of the cash acquired from Accessity.

      KINERGY ACQUISITION - In connection with the Share Exchange Transaction, the Company issued 3,875,000 shares of common stock to the sole limited liability company member of Kinergy to acquire Kinergy. This stock was valued at $9,803,750.

      Immediately prior to the closing of the Share Exchange Transaction, the Chairman of the Board of Directors of the Company and PEI California sold 300,000 shares of PEI California's common stock to the sole member of Kinergy and an officer and director of the Company and PEI California, at $0.01 per share to compensate him for facilitating the closing of the Share Exchange Transaction. The transfer of these shares resulted in additional purchase price of $759,000.

      Immediately prior to the closing of the Share Exchange Transaction, the Chairman of the Board of Directors of the Company and PEI California sold 100,000 shares of PEI California's common stock to a member of ReEnergy and a related party of the sole member of Kinergy, at $0.01 per share to compensate him for facilitating the closing of the Share Exchange Transaction. The transfer of these shares resulted in additional purchase price of $253,000.

      The transfer of these shares increased the purchase price by $1,012,000, resulting in a total purchase price for Kinergy of $10,815,750.

      Pursuant to the terms of the Share Exchange Transaction, Kinergy distributed to its sole member in the form of a promissory note in the amount of $2,095,614, Kinergy's net worth as set forth on Kinergy's balance sheet prepared in accordance with generally accepted accounting principles, as of March 23, 2005. As a result, there was no value to the net assets acquired, resulting in a significant premium paid to acquire Kinergy. In deciding to pay this premium, the Company considered various factors, including the value of Kinergy's trade name, Kinergy's extensive market presence and history, Kinergy's industry knowledge and expertise, Kinergy's extensive customer relationships and expected synergies among Kinergy's businesses and assets and the Company's planned entry into the ethanol production business. The purchase price has been allocated as follows:

           Backlog.................................   $     136,000
           Customer relationships..................       4,741,000
           Non-compete.............................         695,000
           Kinergy trade name......................       2,678,000
           Goodwill................................       2,565,750
                                                      -------------
           Total assets acquired...................   $  10,815,750
                                                      =============

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      The Company has determined that the Kinergy trade name has an indefinite life and therefore, rather than being amortized, it will be periodically tested for impairment. The distribution backlog had an estimated life of six months, the customer relationships were estimated to have a ten-year life and the non-compete had an estimated life of three years and, as a result, will be amortized accordingly, unless otherwise impaired at an earlier time.

      REENERGY ACQUISITION - The Company made a $150,000 cash payment and issued 125,000 shares of stock valued at $316,250 for the acquisition of ReEnergy. In addition, immediately prior to the closing of the Share Exchange Transaction, the Company's and PEI California's Chairman of the Board of Directors, sold 200,000 shares of PEI California's common stock to the individual members of ReEnergy at $0.01 per share, to compensate them for facilitating the closing of the Share Exchange Transaction. The contribution of these shares increased the purchase price by $506,000 for a total of $972,250. Of this amount, $120,000 was recorded as an asset for an option to acquire land and because the acquisition of ReEnergy was not deemed to be an acquisition of a business, the remaining purchase price of $852,250 was recorded as an expense for services rendered in connection with a feasibility study. Upon expiration of ReEnergy's option on December 15, 2005, the Company expensed the $120,000 asset associated with the fair value of the option.

      The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, as though the acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results.

                                                 Year Ended December 31,
                                              -----------------------------
                                                  2005            2004
                                              -------------   -------------
             Net sales                        $111,186,711    $ 82,810,168
                                              =============   =============
             Net loss                         $ (9,829,336)   $ (3,706,158)
                                              =============   =============
             Loss per share of common stock
                Basic and diluted             $      (0.35)   $      (0.13)
                                              =============   =============

3.    RELATED PARTY NOTES RECEIVABLE:

      On December 30, 2005, a management employee was advanced $39,520 at 5% interest, due and payable on or before June 30, 2006, for the withholding taxes due on the reportable gross taxable income related to a stock grant of 25,000 shares on June 23, 2005.

      On December 30, 2005, a management employee was advanced $96,475 at 5% interest, due and payable on or before June 30, 2006, for the withholding taxes due on the reportable gross taxable income related to a stock grant of 45,000 shares on June 23, 2005.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

4.    PROPERTY AND EQUIPMENT:

      In June 2003, the Company acquired a grain facility in Madera County, California for approximately $5,100,000. (See Note 9.) The Company is in the process of constructing an ethanol plant at the grain facility. On November 2, 2005, Pacific Ethanol Madera LLC ("PEI Madera"), a second-tier subsidiary of PEI California that was formed in April 2005 as the holding company for the Company's Madera County facility, entered into an Amended and Restated Phase 1 Design-Build Agreement (the "Amended Agreement") with W.M. Lyles Co., a subsidiary of Lyles Diversified, Inc. ("LDI"), a significant shareholder of the Company. The Amended Agreement amended and restated that certain Standard Form of Design-Build Agreement and General Conditions dated July 7, 2003 between W.M. Lyles Co. and PEI California. The Amended Agreement provides for design and build services to be rendered by W.M. Lyles Co. to PEI Madera with respect to the Madera County facility (the "Project"). In addition, on November 2, 2005, PEI Madera entered into a Phase 2 Design-Build Agreement (the "Phase 2 Agreement") with W.M. Lyles Co. The Phase 2 Agreement covers additional work to be performed by W.M. Lyles Co. for the completion of the Project. (See Note 11.)

      As of December 31, 2005 and 2004, the Company had incurred costs of $17,917,253 and $1,306,926, respectively, under the design-build contract with W.M. Lyles Co., which has been included in construction in progress at December 31, 2005 and 2004, respectively. Included in this amount is a total of $853,173 and $453,325 related to the construction management fee of W.M. Lyles Co., of which $195,901 and $236,259 had not been paid at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company had accounts payable related to the construction in progress of an ethanol plant due to W.M. Lyles Co. for $6,411,618 and $836,211, respectively. The Company accrued retention due to W.M. Lyles Co. related to the construction in progress of an ethanol plant for $1,450,500 and $0 as of December 31, 2005 and 2004, respectively. Included in construction in progress at December 31, 2005 and 2004 is capitalized interest of $343,793 and $45,995, respectively. The total cost of construction of the Madera County ethanol production facility is currently estimated to be $55.3 million, which does not include up to $10.2 million in additional funding required for capital raising expenses, interest during construction, and working capital.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      Property and equipment consist of the following:

                                                         December 31,
                                                 -----------------------------
                                                     2005            2004
                                                 -------------   -------------
      Land                                       $    515,298    $    515,298
      Facilities                                    4,234,703       4,234,703
      Equipment and vehicles                          373,520         350,000
      Office furniture, fixtures and equipment        378,149          43,324
                                                 -------------   -------------
                                                    5,501,670       5,143,325
      Accumulated depreciation                       (210,675)       (125,427)
                                                 -------------   -------------
                                                    5,290,995       5,017,898
      Construction in progress                     17,917,253       1,306,926
                                                 -------------   -------------
                                                 $ 23,208,248    $  6,324,824
                                                 =============   =============

      As of December 31, 2005 and 2004, property and equipment totaling $4,114,391 and $3,897,328 had not been placed in service. Depreciation expense was $85,250 for the year ended December 31, 2005 and $78,743 for the year ended December 31, 2004.

      In January 2004, canola stored in one of the silos at the Company's Madera County, California facility caught on fire. The facility was fully insured with $10 million of property and general liability insurance. The canola was owned by a third party who was also insured. As of December 31, 2005, the Company has received gross insurance proceeds of $4,089,512. The Company is proceeding with the restoration. (See Note 7.)

5.    GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS:

      Information regarding the Company's acquisition-related intangible assets is as follows:

                                                           December 31, 2005                         December 31, 2004
                                                ----------------------------------------   --------------------------------------
                                       Useful                 Accumulated
                                        Life                  Amortization    Net Book                  Accumulated     Net Book
                                      (Years)      Gross      /Impairment       Value        Gross      Amortization      Value
                                      -------   -----------   ------------   -----------   ----------   ------------   ----------
      Non-Amortizing:
         Goodwill                               $ 2,565,750   $         --   $ 2,565,750   $       --   $         --   $       --
         Trade name                               2,678,000             --     2,678,000           --             --           --
      Amortizing:
         Customer relationship,
         non-compete and backlog       0 - 10     5,572,000        681,277     4,890,723           --             --           --
                                                -----------   ------------   -----------   ----------   ------------   ----------
           Total intangible asset               $10,815,750   $    681,277   $10,134,473   $       --   $         --   $       --
                                                ===========   ============   ===========   ==========   ============   ==========

      During the year ended December 31, 2005, the Company recorded $2,565,750 of goodwill, $2,678,000 of indefinite life intangibles and $5,572,000 of amortizing intangible assets associated with the Company's acquisition of Kinergy and ReEnergy. (See Note 2.) The fair value of the intangible assets acquired as part of the acquisition, which were given useful lives that range from less than one year to ten years, were determined by management, which considered a number of factors including an evaluation by an independent appraiser. The goodwill was recorded as the excess of the total consideration paid for Kinergy, less the net assets identified.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      Amortization expense of intangible assets was approximately $681,277 and $0 for 2005 and 2004, respectively. Amortization expense related to intangible assets at December 31, 2005 in each of the next five fiscal years and beyond is expected to be as follows:

                 2006                         $     705,767
                 2007                               705,767
                 2008                               526,780
                 2009                               474,100
                 2010                               474,100
                 Thereafter                       2,004,209
                                              -------------
                                              $   4,890,723
                                              =============

6.    LINE OF CREDIT:

      On November 1, 2005, Kinergy executed a Loan Revision/Extension Agreement (the "Agreement") dated October 4, 2005 with Comerica Bank. The Agreement is effective as of June 20, 2005 and relates to a Master Revolving Note dated September 24, 2004 in the amount of $2.0 million, reduced by an Irrevocable Standby Letter of Credit in the amount of $400,000, leaving funds available of $1.6 million on the line of credit, as further described below. Under the Agreement, the maturity date of the Master Revolving Note was extended from October 5, 2005 to October 5, 2006. As of the execution date of the Agreement, no amounts were owed to Comerica under the Master Revolving Note. Principal amounts outstanding under the Note accrue interest, on a per annum basis, at the prime rate of interest plus 1.0% (8.25% at December 31, 2005). There were no balances outstanding under the Master Revolving Note as of December 31, 2005.

      On October 1, 2005, the Company was issued an Irrevocable Standby Letter of Credit by Comerica Bank, for any sum not to exceed a total of $400,000. The designated beneficiary is a vendor of the Company, and the letter is valid through March 31, 2006. On April 4, 2006, the Irrevocable Standby Letter of Credit was extended through September 30, 2006.

      In connection with the Agreement, certain other agreements were also entered into with Comerica by Kinergy and the Company. A Letter Agreement provides for the delivery by Kinergy of certain financial documents and includes certain financial covenants and limitations. In addition, Kinergy is obligated to provide to Comerica annual audited financial statements of the Company and quarterly financial statements of the Company and Kinergy as well as quarterly accounts receivable and accounts payable ageing reports of Kinergy. A Guaranty dated October 4, 2005 in favor of Comerica was executed by the Company and relates to the Agreement and the Master Revolving Note described above and any other obligations of Kinergy to Comerica. Under the Guaranty, the Company guarantees payment and performance of all indebtedness and obligations of Kinergy to Comerica. A Security Agreement dated as of September 24, 2004 was executed by Kinergy in favor of Comerica in connection with Kinergy's indebtedness and obligations under the Master Revolving Note and other agreements with Comerica. The Security Agreement grants a continuing security interest and lien to Comerica in certain collateral comprising essentially all of Kinergy's assets. Kinergy is obligated to keep the collateral free of all liens, claims and encumbrances other than those in favor of Comerica.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

7.    ACCRUED EXPENSES:

      Accrued expenses as of December 31, 2005 and 2004 consisted of the following:

                                                              2005             2004
                                                          -------------    -------------
      Fire damage claim liability (See Notes 4 and 7.)    $   3,157,969    $     419,626
      Insurance policy premium financing                        209,469           73,195
      Other accrued expenses                                     55,127           38,982
                                                          -------------    -------------
      Total accrued expenses                              $   3,422,565    $     531,803
                                                          =============    =============

      No other individual item represented more than 5% of total current liabilities.

8.    INCOME TAXES:

      The Company files a consolidated U.S. federal income tax return. This return includes all companies 80% or more owned by the Company. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

      Income tax expense (benefit) consists of the following:

                                                               2005             2004
                                                          -------------    -------------
      Current
         Federal                                          $          --    $          --
         State                                                    5,600               --
                                                          -------------    -------------
      Total Current                                       $       5,600    $          --
                                                          =============    =============

      Deferred
         Federal                                          $          --    $          --
         State                                                       --               --
                                                          -------------    -------------
      Total Deferred                                      $          --    $          --
                                                          =============    =============

      Total
         Federal                                          $          --    $          --
         State                                                    5,600               --
                                                          -------------    -------------
      Total                                               $       5,600    $          --
                                                          =============    =============

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      Income tax rate (benefit) differs from the statutory federal income tax rate of 35% to income (loss) from continuing operations before income taxes as follows:

                                                               2005             2004
                                                          -------------    -------------
      Tax expense (benefit) at U.S. federal
        statutory rate                                          (35.0)%          (35.0)%
      State taxes, net of federal income tax benefit             (5.7)              --
      Nondeductible acquisition costs                            10.7             (0.1)
      Stock option exercised                                     (4.7)            35.0
      Change in valuation allowance                              34.8               --
                                                          -------------    -------------
      Effective rate                                              0.1%              --
                                                          =============    =============

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               2005             2004
                                                          -------------    -------------
      Deferred tax assets:
        Depreciation                                      $         --     $    (29,010)
        Other accrued liabilities                              139,797               --
        Stock option compensation                              505,159               --
        Net operating loss carryforwards                     5,714,740        1,488,430
                                                          -------------    -------------
      Total deferred tax assets                              6,359,696        1,459,420
      Valuation allowance for deferred tax assets           (6,359,696)      (1,459,420)
                                                          -------------    -------------
      Net deferred tax assets                             $         --     $         --
                                                          =============    =============

      The Company had federal and state net operating loss carryforwards of approximately $13,748,000 and $10,213,000 as of December 31, 2005,
      respectively, that expire at various dates beginning in 2013.

      The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $4,900,276 and $1,459,420, respectively.

      In assessing if the deferred tax assets are realizable, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

      As of December 31, 2005, a valuation allowance of $6,359,696 has been provided based on the Company's assessment of the future realizability of certain deferred assets. The valuation allowance on deferred tax assets related to future deductible temporary differences and net operating loss carryforwards for which the Company has concluded it is more likely than not these items will not be realized in the ordinary course of operations.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      Although the Company anticipates future sustained profitability, SFAS No. 109 requires that recent historical operating performance and income projections be considered in assessing if the deferred tax assets are realizable. The more likely than not assessment was principally based upon the tax losses generated during 2005 and 2004.

      As a result of the Share Exchange Transaction, the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation could be placed upon the Company's ability to realize the benefit of its net operating loss carryforwards. The amount of this annual limitation has been assessed pursuant to Section 382 of the Internal Revenue Code and determined to be $999,304 on $3,499,182 of the total net operating loss carryforward of $7,218,981.

9.    RELATED PARTY NOTES PAYABLE:

      On December 28, 2004, January 10, 2005 and February 22, 2005, the chairman of the board of directors of the Company and PEI California advanced the Company $20,000, $60,000 and $20,000, respectively, at 5% interest, due and payable upon the closing of the Share Exchange Transaction. The accumulated principal due was repaid on March 24, 2005 and the related interest of $921 was paid on April 15, 2005.

      On January 10, 2005, a shareholder and officer of PEI California advanced the Company $100,000 at 5% interest, due and payable upon the closing of the Share Exchange Transaction. The principal was repaid on March 24, 2005 and the related interest or $1,003 was paid on April 15, 2005.

      On January 31, 2005, a principal of Cagan-McAfee Capital Partners, LLC ("CMCP"), a founding shareholder of PEI California, advanced the Company $100,000 at 5% interest, due and payable upon close of the Share Exchange Transaction. The principal was repaid on March 24, 2005 and the related interest of $714 was paid on April 15, 2005.

      LDI TERM LOAN - In connection with the acquisition of the grain facility in March 2003, on June 16, 2003 PEI California entered into a Term Loan Agreement (the "Loan Agreement") with LDI whereby LDI loaned PEI California $5,100,000. In addition, PEI California agreed to engage LDI at the appropriate time, on mutually acceptable terms substantially similar to the Design-Build Agreement for the Madera facility, on a design-build agreement for a second ethanol production facility. (See Note 13.) On March 23, 2005 the Loan Agreement was assigned by PEI California to the Company. On April 13, 2006, PEI Madera and LDI entered into an Amended and Restated Loan Agreement (the "Amended and Restated Loan Agreement") whereby the Loan Agreement was assigned by the Company to PEI Madera.

      The Amended and Restated Loan Agreement provides for a fixed interest rate of 5% per annum on the unpaid principal balance through June 19, 2004, at which time it converted to a variable interest rate based on THE WALL STREET JOURNAL PRIME RATE (7.25% as of December 31, 2005) plus 2%. The first payment, consisting of interest only, was due June 19, 2004, after which interest is due and payable monthly. Principal payments are due annually in three equal installments beginning June 20, 2006 and ending June 20, 2008. Should the construction costs of the ethanol production facility be less than $42,600,000, the Company must prepay principal owing under the loan equal to the difference between the actual construction cost and $42,600,000. Construction costs are currently estimated to exceed $42,600,000. (See Notes 4 and 11.)

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      In addition, should the Company obtain construction funding for a future ethanol project in the State of California, all principal and accrued interest outstanding at the time becomes due. The amounts owing under the Amended Loan Agreement are collateralized by a lien created by a deed of trust on the grain facility. LDI had the option to convert up to $1,500,000 of the debt into PEI California's and/or the Company's common stock, as the case may be, at a purchase price of $1.50 per share originally through March 31, 2005. On December 28, 2004, the Company and LDI amended the Loan Agreement to extend this option until June 30, 2005. During 2004, LDI converted $255,000 of debt into 170,000 shares of common stock, at a conversion price equal to $1.50 per share. Prior to June 30, 2005, LDI converted $1,245,000 of debt into 830,000 shares of the Company's common stock, at a conversion price equal to $1.50 per share.

      In partial consideration for entering into the Loan Agreement, PEI California issued 1,000,000 shares of common stock to LDI. The fair value of the common stock on the date of issuance, $1,202,682, was recorded as a debt discount and is being amortized over the life of the loan and recorded as interest expense. As of December 31, 2005 and 2004, the unamortized debt discount was $404,424 and $832,322, respectively. PEI California also incurred fees to obtain the loan in the amount of $100,000, which is also being expensed over the life of the loan. These fees were paid to CMCP.

      The aggregate maturities of the note at December 31, 2005 are as follows:

         Year ending December 31,
         2006                                                  $  1,200,000
         2007                                                     1,200,000
         2008                                                     1,200,000
                                                               -------------
                                                                  3,600,000
         Less: Unamortized original issuance discount              (404,424)
                                                               -------------
                                                               $  3,195,576
                                                               =============

10.   STOCKHOLDERS' EQUITY:

      PREFERRED STOCK - The Company has 10,000,000 shares of preferred stock authorized, 7,000,000 of which have been designated Series A Cumulative Redeemable Convertible Preferred Stock. (See Note 13.) As of December 31, 2005, no shares of preferred stock were issued and outstanding.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      COMMON STOCK - From January 2004 through February 2004, the Company sold 19,000 shares of common stock at $1.50 per share for net proceeds of $21,373. In connection with the sale of these shares, the Company paid offering costs of $7,127, including a finder's fee of $2,850. The Company also issued warrants to purchase 1,900 shares of common stock to the finder with an exercise price of $1.50 per share and an expiration date nine years from the date of issuance.

      From April 2004 through June 2004, the Company sold 500,000 shares of common stock at $2.00 per share for net proceeds of $892,582. (Of this amount, $67,500 was included in subscriptions receivable in the equity section as of December 31, 2004 and was received by the Company in 2005). In connection with the sale of these shares, the Company paid offering costs of $107,418 including a finder's fee of $100,000 to CMCP. The Company also issued warrants to purchase 50,000 shares of common stock to CMCP with an exercise price of $2.00 per share and an expiration date nine years from the date of issuance.

      From October 2004 through December 2004, the Company sold 103,666 shares of common stock in a third working capital round at $3.00 per share for net proceeds of $308,524. In connection with the sale of these shares, the Company paid offering costs of $2,475.

      PRIVATE OFFERING - On March 23, 2005, PEI California issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. PEI California paid cash placement agent fees and expenses of approximately $1,850,400 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. Additional costs related to the financing include legal, accounting, consulting, and stock certificate issuance fees that totaled approximately $274,415.

      On April 1, 2004, certain founders of the Company agreed to sell an aggregate of 500,000 shares of the Company's common stock owned by them to CMCP at $0.01 per share for securing financing to close the Share Exchange Transaction on or prior to March 31, 2005. (See Note 2.) Immediately prior to the closing of the Share Exchange Transaction, the founders sold these shares at the agreed upon price to CMCP. The contribution of these shares is accounted for as a capital contribution. However, because the shares were issued as a finder's fee in a private offering the related expense is offset against the proceeds received, resulting in no effect on equity.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      The Company was obligated under a Registration Rights Agreement to file, on the 151st day following March 23, 2005, a Registration Statement with the SEC registering for resale shares of common stock, and shares of common stock underlying investor warrants and certain of the placement agent warrants, issued in connection with the private offering. If (i) the Company did not file the Registration Statement within the time period prescribed, or (ii) the Company failed to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, within five trading days of the date that the Company is notified (orally or in writing, whichever is earlier) by the SEC that the Registration Statement will not be "reviewed," or is not subject to further review, or (iii) the Registration Statement filed or required to be filed under the Registration Rights Agreement was not declared effective by the SEC on or before 225 days following March 23, 2005, or
      (iv) after the Registration Statement is first declared effective by the SEC, it ceases for any reason to remain continuously effective as to all securities registered thereunder, or the holders of such securities are not permitted to utilize the prospectus contained in the Registration Statement to resell such securities, for more than an aggregate of 45 trading days during any 12-month period (which need not be consecutive trading days) (any such failure or breach being referred to as an "Event," and for purposes of clause (i) or (iii) the date on which such Event occurs, or for purposes of clause (ii) the date on which such five-trading day period is exceeded, or for purposes of clause (iv) the date on which such 45-trading day-period is exceeded being referred to as "Event Date"), then in addition to any other rights the holders of such securities may have under the Registration Statement or under applicable law, then, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured and except as disclosed below, the Company is required to pay to each such holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company is required to pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages are to apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event.

      The Registration Rights Agreement also provides for customary piggy-back registration rights whereby holders of shares of the Company's common stock, or warrants to purchase shares of common stock, can cause the Company to register such shares for resale in connection with the Company's filing of a Registration Statement with the SEC to register shares in another offering. The Registration Rights Agreement also contains customary representations and warranties, covenants and limitations.

      The Company has evaluated the classification of common stock and warrants issued in the private offering in accordance with EITF Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK and EITF D-98, CLASSIFICATION AND MEASUREMENT OF REDEEMABLE SECURITIES. The Company has determined, based on a valuation performed by an independent appraiser that the maximum potential liquidated damages are less than the difference in fair value between registered and unregistered shares of the Company's stock and, therefore, has classified the common stock and warrants as equity.

      The Registration Statement was not declared effective by the SEC on or before 225 days following March 23, 2005. The Company endeavored to have all security holders entitled to these registration rights execute amendments to the Registration Rights Agreement reducing the penalty from 2.0% to 1.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. This penalty reduction applies to penalties accrued on or prior to January 31, 2006 as a result of the related Registration Statement not being declared effective by the SEC. Certain of the security holders executed this amendment. However, not all security holders executed this amendment and as a result, the Company paid an aggregate of $298,050 in penalties on November 8, 2005. The Registration Statement was declared effective by the SEC on December 1, 2005.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      STOCK GRANTS - The Company issued an aggregate of 70,000 shares of common stock to two employees of the Company on their date of hire on June 23, 2005. A non-cash charge of $651,000 was recorded during the year ended December 31, 2005.

      STOCK OPTIONS - The Company currently has two stock option plans: the Amended 1995 Incentive Stock Plan and the 2004 Stock Option Plan.

      The Amended 1995 Incentive Stock Plan was carried over from Accessity as a result of the Share Exchange Transaction. The plan authorizes the issuance of incentive stock options, commonly known as ISOs, and non-qualified stock options, commonly known as NQOs, to the Company's employees, directors or consultants for the purchase of up to 1,200,000 shares of the Company's common stock. As of December 31, 2005, options to purchase up to 105,000 shares of common stock were outstanding under the Amended 1995 Incentive Stock Plan. The Company's board of directors does not intend to issue any additional options under the Amended 1995 Incentive Stock Plan.

      The 2004 Stock Option Plan authorizes the issuance of ISOs and NQOs to the Company's officers, directors or key employees or to consultants that do business with Pacific Ethanol for up to an aggregate of 2,500,000 shares of common stock. The 2004 Stock Option Plan terminates on November 4, 2014, except as to options then outstanding.

      As of December 31, 2005, the Company had approximately 19 employees and officers and 6 non-employee directors eligible to receive options under the 2004 Stock Option Plan. As of that date, options to purchase up to 822,500 shares of common stock were outstanding under the 2004 Stock Option Plan and 1,677,500 shares remained available for grants under this plan. Activity under the 2004 Stock Option Plan as well as options acquired as a result of the Share Exchange Transaction are summarized in the following table:

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                    Shares                                           Weighted
                                                 Available for      Number of       Price Per        Average
                                                     Grant            Shares          Share       Exercise Price
                                                 -------------    --------------   ------------   --------------
      Balance at January 1, 2004                          --              --            --                 --
         2004 Stock Option Plan
           effective November 4, 2004              2,500,000              --            --                 --
         Options granted                             (25,000)         25,000           $0.01         $   0.01
         Options exercised                                --              --
         Options forfeited                                --              --            --                 --

      Balance at December 31, 2004                 2,475,000          25,000(1)        $0.01         $   0.01
         Options granted                            (822,500)        822,500(2)    6.63 - 8.30           7.78
         Options acquired in Share Exchange
           Transaction                                    --         377,667       1.56 - 10.63          5.98
         Options exercised                                --        (269,667)      1.56 - 8.00           6.10
         Options canceled                             25,000         (25,000)(1)       0.01              0.01
         Options forfeited                                --          (3,000)           --                 --
                                                 -------------    --------------   ------------   --------------
      Balance at December 31, 2005                 1,677,500         927,500       $3.75 - 8.30      $   7.53

      _______________________
      (1) One outstanding option granted to an employee of the Company to acquire 25,000 shares of common stock vested on March 23, 2005 and was converted into a warrant. A non-cash charge of $232,250 to compensation expense was recorded in the year ended December 31, 2005.

      (2) On July 26, 2005, the Company issued options to purchase an aggregate of 17,500 shares of the Company's common stock at an exercise price equal to $7.01 per share, which exercise price equals 85% of the closing price per share of the Company's common stock on that date. The options vested upon issuance and expire 10 years following the date of grant. A non-cash charge of $21,656 to compensation expense was recorded during the year ended December 31, 2005.

            On July 26, 2005, the Company granted options to purchase an aggregate of 115,000 shares of the Company's common stock at an exercise price equal to $8.25, the closing price per share of the Company's common stock on that date, to various non-employee directors. The options vest one year following the date of grant and expire 10 years following the date of grant. Since the options were granted at par with the market price of the stock, no non-cash charge was recorded.

            On July 28, 2005, the Company granted options to purchase an aggregate of 30,000 shares of the Company's common stock at an exercise price equal to $8.30, the closing price per share of the Company's common stock on that date, to two new non-employee directors. The options vest one year following the date of grant and expire 10 years following the date of grant. Since the options were granted at par with the market price of the stock, no non-cash charge was recorded.

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

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

            The options expire 10 years following the date of grant. Since the options were granted at par with the market price of the stock, no non-cash charge was recorded.

            On August 10, 2005, the Company granted options to purchase an aggregate of 75,000 shares of the Company's common stock at an exercise price equal to $8.03, the closing price per share of the Company's common stock on the day immediately preceding that date, to a consultant. The options vested as to 15,000 shares immediately and 15,000 shares will vest on each of the next four anniversaries of the date of grant. The options expire 10 years following the date of grant. Under the guidelines of EITF Issue No. 96-18, the Company has determined that the grant date of the option is the same date upon which the counterparty earned the equity instruments via completion of its performance commitment. Therefore, the measurement date to determine the fair value of the Consultant Options is the same date as the grant date. The fair value of the options will be amortized on a straight line basis over a four year vesting period, with the amortization expense reflected as non-cash equity compensation expense. The fair value of the consultant options was determined to be $414,000 based on the Black-Scholes method with inputs of: an exercise price of $8.03, a stock price of $8.03 on the date of measurement, a contractual term of 10 years, and volatility of 53.6%. The fair value is being amortized over five years, resulting in non-cash expense of $104,400 during the period from August 10, 2005 to December 31, 2005. The unvested warrants in the amount of $309,600 will vest ratably at $21,600 per quarter over the remainder of the four year period.

      On September 1, 2005, the Company granted options to purchase an aggregate of 160,000 shares of the Company's common stock at an exercise price equal to $6.63 per share, which exercise price equals 85% of the closing price per share of the Company's common stock on the day immediately preceding that date. The options expire 10 years following the date of grant. A non-cash charge of $58,834 was recorded to compensation expense during the year ended December 31, 2005. The options will be amortized ratably over the dates of additional vesting occurring on each of the next three anniversaries of the date of grant.

      As discussed in Note 1, the Company has elected to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (AS PERMITTED UNDER SFAS NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION), in accounting for stock-based awards to its employees and directors. Accordingly, the Company accounts for grants of stock options to its employees and directors according to the intrinsic value method and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company's common stock on the date of grant. The Company records deferred stock-based compensation when the market price of the Company's common stock exceeds the exercise price of the stock options or purchase rights on the measurement date (generally, the date of grant). Any such deferred stock-based compensation is amortized ratably over the vesting period of the individual options.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      In accordance with SFAS No. 148, the Company must estimate the fair value of stock-based compensation awards under the provisions of SFAS No. 123. To estimate the fair value of options granted to employees and directors, the Company uses the Black-Scholes Option Valuation model. The assumptions and inputs for the Black-Scholes model include: the exercise price of the options, the price of the stock on the date of grant, the expected term, and volatility and risk free rate commensurate with the expected term. The expected term is the employee's or director's anticipated holding period (estimated in years) of the option until exercise and thus is after vesting but generally prior to the expiration date of the option. SFAS No. 123 allows companies to make a reasonable estimate for the expected term, generally based on historical observations of stock option holding periods. Since limited historical observations are available for the Company's options, the Company has elected to use the simplified method in accordance with SAB No. 107. Under the SAB No. 107 guidelines, the simplified method estimates the expected term of the option as the average between the weighted average vesting period and the contractual term (expiration date). The expected term of the Company's employee and director options range from 5.5 to 6.0 years. Volatility for the model has been estimated based on an appropriately similar proxy company and ranges from 53.6% to 55.0% depending on the expected term of the option being valued. The risk free rate is based on U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (STRIPS) and range from 3.9% to 4.5% depending on the option being valued.

      The weighted average remaining contractual life and weighted average exercise price of all options outstanding and of options exercisable as of December 31, 2005 were as follows:

                                  Options Outstanding                             Options Exercisable
                 -----------------------------------------------------   --------------------------------------
                                  Weighted
                                   Average      Weighted-                                 Weighted
                                  Remaining      Average     Weighted-                     Average    Weighted-
   Range of          Number      Contractual    Exercise      Average       Number        Exercise    Average
Exercise Prices   Outstanding       Life          Price     Fair Value   Exercisable       Price     Fair Value
---------------   -----------    -----------    ---------   ----------   ------------     --------   ----------
$3.75 - 7.45         105,000         2.28        $  5.53      $  4.33        105,000       $  5.53     $  4.33
        6.63         160,000         9.67           6.63         4.63         40,000          6.63        4.63
        7.01          17,500         9.57           7.01         4.60         17,500          7.01        4.60
        8.03         500,000         9.61           8.03         4.70        100,000          8.03        4.70
        8.25         115,000         9.57           8.25         4.51             --            --        4.51
        8.30          30,000         9.58           8.30         4.53                           --        4.53
                  -----------                                            ------------
                     927,500                                                 262,500
                  ===========                                            ============

      WARRANTS - On February 12, 2004, the Company entered into a consulting agreement with a consultant to represent the Company in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities. As compensation for such services, the Company issued warrants to the consultant to purchase 920,000 shares of the Company's common stock at an exercise price of $0.0001, expiring on March 12, 2009. These warrants vested upon the effective date of the agreement and were recognized at the fair value on the date of issuance in the amount of $1,380,000. The fair value was amortized over one year, resulting in non-cash expense of $172,500 and $1,207,500 for consulting services during the years ended December 31, 2005 and 2004, respectively. On September 29, 2004, the consultant exercised the warrant to acquire 920,000 shares of the Company's common stock at an aggregate exercise price of $92.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      Pursuant to the consulting agreement, upon completion of the Share Exchange Transaction, the Company issued warrants to the consultant to purchase 230,000 additional shares of common stock at an exercise price of $0.0001 and expiring on March 23, 2009 that will vest ratably over a period of two years from the date of the Share Exchange Transaction. The warrants were recognized at the fair value as of the start of business on March 24, 2005 in the amount of $2,139,000 and recorded as contra-equity. The fair value is being amortized over two years, resulting in non-cash expense of $822,636 during the period from March 24, 2005 to December 31, 2005. The unvested warrants in the amount of $1,316,364 will vest ratably at $89,125 per month over the remainder of the two year period.

      The following table summarizes warrant activity for 2005 and 2004:

                                                                                               Weighted
                                                     Number of            Price per            Average
                                                      Shares                Share           Exercise Price
                                                   -------------     ------------------    ----------------
        Balance at January 1, 2004                      41,587              $1.50                $1.50
            Warrants granted                         1,003,000         $0.0001 - $5.00           $0.27
            Warrants exercised                        (920,000)            $0.0001               $0.0001
            Warrants forfeited                              --               --                  --

        Balance at December 31, 2004                   124,587          $1.50 - $5.00            $2.24
            Warrants granted                         3,058,000         $0.0001 - $5.00           $3.21
            Warrants exercised                        (277,769)        $0.0001 - $5.00           $2.01
            Warrants canceled                               --               --                  --
            Warrants forfeited                              --               --                  --
                                                   -------------     ------------------    ----------------
        Balance at December 31, 2005                 2,904,818         $0.0001 - $5.00           $3.26
                                                   =============

      The weighted average remaining contractual life and weighted average exercise price of all warrants outstanding and of warrants exercisable as of December 31, 2005 were as follows:

                                         Warrants Outstanding                            Warrants Exercisable
                         ------------------------------------------------------  ---------------------------------
                                                Weighted
           Range of                             Average
           Exercise           Number            Remaining      Weighted-Average      Number       Weighted-Average
            Prices         Outstanding      Contractual Life   Exercise Price     Exercisable      Exercise Price
        -------------    ---------------    ----------------   ----------------  -------------   ------------------
            $0.0001           143,751             3.23              $0.0001               --              --
            $0.01              25,000             0.22              $0.01             25,000           $0.01
            $1.50              43,487             3.12              $1.50             43,487           $1.50
            $2.00              50,000             3.37              $2.00             50,000           $2.00
            $3.00           1,949,214             2.11              $3.00          1,949,214           $3.00
            $4.35               5,000             0.73              $4.35              5,000           $4.35
            $5.00             688,366             1.23              $5.00            688,366           $5.00
                         ---------------                                         -------------
                            2,904,818                                              2,761,067
                         ===============                                         =============

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

11.   COMMITMENTS AND CONTINGENCIES:

      OPERATING LEASES - The Company leases shared office space in Fresno, California on a month-to-month basis at $4,132 per month. The related office rent expense was $40,276 and $24,983 for the years ended December 31, 2005 and 2004, respectively.

      The Company leases office space in Davis, California at a rate of $1,100 per month. The lease term expired on November 30, 2005 and the Company continues to rent this office space on a month-to-month basis. The related office rent expense was $21,703 for the year ended December 31, 2005.

      The Company entered into a lease for office space in Portland, Oregon on August 3, 2005. The term of the lease is three years, commencing December 1, 2005 through November 30, 2008 with monthly lease payments of $1,290 through May 31, 2007 and $1,362 from June 1, 2007 through the end of the lease term. The related office rent expense was $1,290 for the year ended December 31, 2005.

      TERMINAL CONTRACT - The Company is party to four terminal contracts relating to the storage of ethanol. The contracts expire on different dates, ranging from March 31, 2006 through October 31, 2006, and are renewable on a year-to-year basis at the end of the term. All four agreements are cancelable by either party at the end of the base term, or with 30 - 90 days notice prior to the end of any extended term. Fees associated with these contracts vary, and are dependent either on the volume of product in storage or on the volume of product delivered. One of the terminals charges a minimum monthly fee of $1,015 in addition to the variable rate. Storage fees paid to these terminals were $99,011 for the period from March 23, 2005 (Kinergy acquisition) to December 31, 2005, and are recorded as cost of goods sold in the accompanying consolidated statements of operations.

      PURCHASE COMMITMENTS - From March 23, 2005 (Kinergy acquisition) to December 31, 2005, the Company entered into purchase contracts with its major vendors to acquire certain quantities of ethanol, at specified prices. The contracts generally run for six months from April through September, and from October through March. On October 1, 2005, the contracts were renewed and renegotiated to extend through March 31, 2006. The outstanding balance on the new contracts was $23,705,507 at December 31, 2005.

      SALES COMMITMENTS - From March 23, 2005 (Kinergy acquisition) to December 31, 2005, the Company entered into sales contracts with its major customers to sell certain quantities of ethanol, at specified prices. The contracts generally run for six months from April through September, and from October through March. On October 1, 2005, the contracts were renewed and renegotiated to extend through March 31, 2006. The outstanding balance on the new contracts was $31,748,940 at December 31, 2005.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      ETHANOL PURCHASE AND MARKETING AGREEMENT - On March 4, 2005 as amended in April 2006, Kinergy entered into an Ethanol Purchase and Marketing Agreement with the owner of an ethanol production facility. The agreement is effective for two years with automatic renewals for additional one-year periods. Kinergy has the exclusive right to market and sell all of the ethanol from the facility. Pursuant to the terms of the agreement, the purchase price of the ethanol may be negotiated monthly between Kinergy and the owner of the ethanol production facility without regard to the price at which Kinergy will re-sell the ethanol to its customers or Kinergy may pay the owner the gross payments received by Kinergy from third parties for forward sales of ethanol less certain transaction costs and fees and retain a 1.0% marketing fee calculated after deducting these costs and expenses. During 2005, all purchases of ethanol from this facility were based on the monthly negotiated prices.

      ETHANOL MARKETING AGREEMENT - On August 31, 2005, Kinergy entered into an Ethanol Marketing Agreement with the owner of an ethanol production facility. The agreement is effective for three years with automatic renewals for additional one-year periods thereafter. Kinergy is to have the exclusive right to market and sell all of the ethanol from the facility once construction of the facility has been completed. Kinergy is to pay the owner the gross payments received by Kinergy from third parties for forward sales of ethanol less certain transaction costs and fees. Kinergy may also deduct and retain an amount equal to 1.0% of the difference between the gross payments received by Kinergy and the transaction costs and fees. As of December 31, 2005, there were no transactions completed under this agreement.

      LITIGATION - GENERAL - The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect the Company's quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect the Company's financial position, results of operations or cash flows.

      LITIGATION - BARRY SPIEGEL - On December 23, 2005, Barry J. Spiegel, a stockholder of the Company and former director of Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512) (the "Spiegel Action"), against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell (collectively, the "Defendants"). Messrs. Siegel, Udell and Friedman are former directors of Accessity and the Company. Mr. Kart is a former executive officer of Accessity and the Company. The Spiegel Action relates to the Share Exchange Transaction and purports to state five counts against the Defendants: (i) breach of fiduciary duty, (ii) violation of Florida's Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida Securities and Investor Protection Act. Mr. Spiegel is seeking $22.0 million in damages. On March 8, 2006, Defendants filed a motion to dismiss the Spiegel Action. The Company has agreed with Messrs. Friedman, Siegel, Kart and Udell to advance the costs of defense in connection with the Spiegel Action. Under applicable provisions of Delaware law, the Company may be responsible to indemnify each of the Defendants in connection with the Spiegel Action.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      LITIGATION - GERALD ZUTLER - In January 2003, DriverShield CRM Corp., or DriverShield, then a wholly-owned subsidiary of the Company's predecessor, Accessity, was served with a complaint filed by Mr. Gerald Zutler, its former President and Chief Operating Officer, alleging, among other things, that DriverShield breached his employment contract, that there was fraudulent concealment of DriverShield's intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. The complaint was filed in the Supreme Court of the State of New York, County of Nassau, Index No.: 654/03. Mr. Zutler is seeking damages aggregating $2.225 million, plus punitive damages and reasonable attorneys' fees. DriverShield's management believes that DriverShield properly terminated Mr. Zutler's employment for cause, and intends to vigorously defend this suit. An Answer to the complaint was served by DriverShield on February 28, 2003. In 2003, Mr. Zutler filed a motion to have DriverShield's attorney removed from the case. The motion was granted by the court, but was subsequently overturned by an appellate court. DriverShield has filed a claim with its insurance carrier under its directors and officers and employment practices' liability policy. The carrier has agreed to cover certain portions of the claim as they relate to Mr. Siegel, DriverShield's former Chief Executive Officer. The policy has a $50,000 deductible and a liability limit of $3.0 million per policy year. At the present time, the carrier has agreed to cover the portion of the claim that relates to Mr. Siegel and has agreed to a fifty percent allocation of expenses.

      LITIGATION - MERCATOR - In 2003, Accessity filed a lawsuit seeking damages in excess of $100 million against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., Presidion's parent corporation, (ii) Presidion's investment bankers, Mercator Group, LLC, or Mercator, and various related and affiliated parties and (iii) Taurus Global LLC, or Taurus, (collectively referred to as the "Mercator Action"), alleging that these parties committed a number of wrongful acts, including, but not limited to tortuously interfering in a transaction between Accessity and Presidion. In 2004, Accessity dismissed this lawsuit without prejudice, which was filed in Florida state court. The Company recently refiled this action in the State of California, for a similar amount, as the Company believes that this is the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, the Company filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing the Company in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and the Company will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

      ADVISORY FEE - On April 14, 2004, the Company entered into an agreement with CMCP and Chadbourn Securities ("Chadbourn"), a related entity to CMCP, in connection with raising funding for an ethanol production facility. The agreement provided that upon raising a minimum of $15,000,000 the Company would pay CMCP a fee, through that date, equal to $10,000 per month starting from April 15, 2003. The Company paid an advisory fee to CMCP in the amount of $235,000 on March 24, 2005, pursuant to the terms of the agreement between CMCP and the Company and in connection with the private placement transaction. (See Note 10.) In addition, $83,017 was paid related to cash received from Accessity in connection with the Share Exchange Transaction. (See Note 2.) In addition, the agreement provided for payment of $25,000 per month for a minimum of 12 months upon the completion of a merger between the Company and a public company, starting from the date of close of such merger, as well as an advisory fee of 3% of any equity amount raised through the efforts of CMCP, including cash amounts received through a merger with another corporate entity.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      The Company terminated the consulting agreement on November 1, 2005 pursuant to the terms of a Settlement Agreement and Release (the "Settlement Agreement") and paid CMCP $150,000 for the remainder of their contract for a total of $300,000 paid in 2005 related to this consulting agreement. In connection with the Settlement Agreement, if the Company is successful in closing its offering of Series A Cumulative Redeemable Convertible Preferred Stock , the Company has agreed to pay Chadbourn $960,000 within five business days after the closing. This amount was paid on April 13, 2006.

      On January 5, 2005, the Company entered into an agreement with Northeast Securities, Inc. ("NESC") and Chadbourn, a related party, in connection with the private offering on March 23, 2005 described above. The agreement provides that upon completion of a financing within the time-frame of the engagement covered by the agreement, the Company will pay NESC 6% (plus a 1% non-accountable expense allowance) of gross proceeds received by the Company, and warrants exercisable at the offering price in an amount equal to 7% of the aggregate number of shares of common stock sold in the financing. In addition, the agreement provides that Chadbourn will receive 2% (plus a 1% non-accountable expense allowance) of gross proceeds and warrants exercisable at the offering price in an amount equal to 3% of the aggregate number of shares of common stock sold in the financing. Pursuant to the terms of the agreement and in connection with the completion of the private offering described above, the Company paid NESC $1,168,800, (net of a reduction of $183,600, as agreed on March 18, 2005), and issued to NESC placement warrants to purchase 450,800 shares of the Company's common stock exercisable at $3.00 per share. The Company also paid Chadbourn $627,600 and issued to Chadbourn placement warrants to purchase 212,700 shares of the Company's common stock exercisable at $3.00 per share. (See
      Note 10.)

      In April 2005, the Company entered into a consulting agreement with NESC. Under the terms of the agreement, the Company paid an initial payment of $30,000 and made monthly payments of $12,500. The Company paid NESC $142,500 during the year ended December 31, 2005 and terminated the consulting agreement effective March 31, 2006.

      CASUALTY LOSS - In January 2004, canola stored in one of the silos at the Company's Madera County, California facility caught on fire. The facility was fully insured with $10 million of property and general liability insurance. The canola was owned by a third party who was also insured. As of December 31, 2005, the Company has received gross insurance proceeds of $4,089,512, of which $931,543 has been expended on capital improvements at the facility. The remaining amount of $3,157,969 is included in other accrued liabilities. The Company is proceeding with the restoration and expects that such proceeds will cover the cost of restoration.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      CONSULTING AGREEMENT- On April 27, 2005, the Company engaged a consulting firm to explore capital raising alternatives. The Company paid the consulting firm an initial engagement fee of $300,000 upon execution of its engagement agreement. The engagement agreement also requires an additional engagement fee, the amount of which is dependent upon the number of the Company's projects to be financed. The additional engagement fee has a range of a minimum of $300,000 and a maximum of one-half of one percent (1/2%) of the capital raised, and is payable upon the occurrence of certain events. In addition, the Company is obligated to pay to the consulting firm an arrangement fee of 3% to 3.5% of the capital raised. On April 3, 2006, the consulting firm waived any rights it may have had to be paid a fee in connection with the Closing of the Company's debt financing with Hudson United Capital and Comerica Bank. (See Note 13.)

      EMPLOYMENT AGREEMENTS - On March 23, 2005, the Company entered into an Executive Employment Agreement with Neil M. Koehler, its President and Chief Executive Officer, that provides for a three-year term and automatic one-year renewals thereafter. Mr. Koehler is to receive a base salary of $200,000 per year and is entitled to receive a cash bonus not to exceed 50% of his base salary and an additional cash bonus not to exceed 50% of the net free cash flow (defined as revenues of Kinergy, less his salary and performance bonus, less capital expenditures and all expenses incurred specific to Kinergy), subject to a maximum of $300,000 in any given year; provided that such additional cash bonus will be reduced by ten percentage points each year, such that 2009 will be the final year of such bonus at 10% of net free cash flow. The terms of the additional cash bonus were met in 2005 and the Company recorded an accrual for earned compensation expense of $300,000. Upon termination or resignation for "good reason," Mr. Koehler is entitled to receive severance equal to $50,000 for three months of base salary during the first year after termination or resignation and $100,000 for six months of base salary during the second year after termination unless he is terminated for cause or voluntarily terminates his employment without providing the required written notice.

      On March 23, 2005, the Company entered into an Executive Employment Agreement with Ryan W. Turner, its Chief Operating Officer, that provides for a one-year term and automatic one-year renewals thereafter. Mr. Turner is to receive a base salary of $125,000 per year and is entitled to receive a cash bonus not to exceed 50% of his base salary. Effective as of October 1, 2005, the compensation committee of the Company's board of directors increased Mr. Turner's base salary to $175,000 per year. Upon termination or resignation for "good reason," Mr. Turner is entitled to receive severance equal to $43,750 for three months of base salary during the first year after termination or resignation and six months of base salary during the second year after termination unless he is terminated for cause or voluntarily terminates his employment without providing the required written notice.

      On August 10, 2005, the Company entered into an Executive Employment Agreement with William G. Langley, its Chief Financial Officer, that provides for a four-year term and automatic one-year renewals thereafter, unless either Mr. Langley or the Company provides written notice to the other at least 90 days prior to the expiration of the then-current term. Mr. Langley is to receive a base salary of $185,000 per year. Mr. Langley is entitled to $92,500 for six months of severance pay effective throughout the entire term of his agreement and is also entitled to reimbursement of his costs associated with his relocation to Fresno, California. Mr. Langley is obligated to relocate to Fresno, California within six months of the date of his Executive Employment Agreement.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      RESOURCES AGREEMENT - Effective August 10, 2005, the Company entered into a resources agreement with Tatum CFO Partners ("Tatum") relating to the Executive Employment Agreement with William G. Langley, its Chief Financial Officer, whereby the Company agreed to pay as compensation for resources to be provided by Tatum, a lump sum signing fee of $69,375 and $1,000 per month during the term of the Resources Agreement, which remains in effect for the duration of Mr. Langley's employment with the Company. In addition, on August 10, 2005, the Company granted options to purchase an aggregate of 75,000 shares of the Company's common stock at an exercise price equal to $8.03, the closing price per share of the Company's common stock on the day immediately preceding that date, to Tatum CFO Partners. (See Note 10.) The agreement requires that of the options to be issued in the future, if any, to William G. Langley, the Company's Chief Financial Officer, 15% of such options are to be issued to Tatum.

      OPTION TO ACQUIRE LAND - On August 22, 2005, the Company entered into an Option Agreement to acquire approximately 60 acres of unimproved real property at a purchase price of $7,500 per acre, for the purpose of developing an ethanol plant. The Company paid $50,000 as option consideration on the grant date and an additional $100,000 will be due on the first and second anniversary dates of the grant date. This option expires on August 21, 2008.

      AMENDED AND RESTATED PHASE 1 DESIGN-BUILD AGREEMENT - On November 2, 2005, PEI Madera entered into an Amended Agreement with W.M. Lyles Co. Under the Amended Agreement, W.M. Lyles Co. is to operate in a general contractor capacity and procure engineering and construction services from third parties. The Amended Agreement stipulates that the engineer for the Project is to be Delta-T Corporation. The Amended Agreement provides for a guaranteed maximum price proposal of $14.5 million. However, PEI Madera is liable for additional costs to the extent that the scope of work actually performed by W.M. Lyles Co. exceeds the scope of work that is the basis for the guaranteed maximum price.

      PEI Madera may terminate the Amended Agreement but must pay W.M. Lyles Co. for all costs associated with the work on the Project. If PEI Madera terminates the Amended Agreement and selects another design-build contractor other than W.M. Lyles Co., then PEI Madera is to pay for all costs associated with the work on the Project as well as a $5.0 million premium. PEI Madera is also required to pay W.M. Lyles Co. fair compensation for all equipment retained by W.M. Lyles Co. and PEI Madera is required to assume all obligations, commitments and unsettled claims that W.M. Lyles Co. has undertaken or incurred in good faith in connection with the work on the Project. In the event that W.M. Lyles Co. fails to perform any of its material obligations under the Amended Agreement, PEI Madera may terminate the Amended Agreement without the obligation to pay the $5.0 million premium but only after such failure continues for forty-five days following receipt by W.M. Lyles Co. of written notice of such failure.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      PHASE 2 DESIGN-BUILD AGREEMENT - On November 2, 2005, PEI Madera entered into a Phase 2 Agreement with W.M. Lyles Co.. The Phase 2 Agreement covers additional work to be performed by W.M. Lyles Co. for the completion of the Project. The final completion date of the work contemplated by the Phase 2 Agreement is 545 days after PEI Madera's final notice to W.M. Lyles Co. to proceed. On April 13, 2006, PEI Madera delivered its notice to proceed to W.M. Lyles Co.. The Phase 2 Agreement provides for a guaranteed maximum price proposal of approximately $36.2 million. However, PEI Madera is liable for additional costs to the extent that the scope of work actually performed by W.M. Lyles Co. exceeds the scope of work that is the basis for the guaranteed maximum price. In the event that the total costs and fees for Phase 2 of the Project are less than the guaranteed maximum price of approximately $36.2 million, then W.M. Lyles Co. and PEI Madera are to share such difference equally.

      Delays in work beyond the substantial completion date not caused by PEI Madera or force majeure events will result in PEI Madera being entitled to delay liquidated damages. These liquidated damages are to be calculated as $23,000 per day multiplied by one minus the daily operating rate for such day. The daily operating rate is calculated based on the actual operating capacity for that day (expressed in millions of gallons per year) divided by thirty-five million gallons. As an incentive bonus for achieving substantial completion prior to the specified date, PEI Madera is to pay to W.M. Lyles Co. $12,500 per day for each day in advance of such date. Fifty percent of any bonus is payable within thirty days after substantial completion and the remaining fifty percent is payable once final completion is achieved. The aggregate amount of any delay liquidated damages or incentive bonus is not to exceed $2.5 million.

      LETTER AGREEMENT - On November 2, 2005, PEI California entered into a Letter Agreement (the "Letter Agreement") with W.M. Lyles Co. The Letter Agreement relates to the Amended Agreement and the Phase 2 Agreement described above. Under the Letter Agreement, if W.M. Lyles Co. pays liquidated damages to PEI Madera under the Phase 2 Agreement as a result of a defect attributable to Delta-T Corporation, the engineer for the Project, or if W.M. Lyles Co. pays liquidated damages to PEI Madera under the Phase 2 Agreement as a result of a delay that is attributable to Delta-T Corporation, then PEI California agrees to reimburse W.M. Lyles Co. for such liquidated damages. However, PEI California is not responsible for the first $2.0 million of reimbursement. In addition, in the event that W.M. Lyles Co. recovers amounts from Delta-T Corporation for such defect or delay, then W.M. Lyles Co. will not seek reimbursement from PEI California. The aggregate reimbursement obligations of PEI California under the Letter Agreement are not to exceed $8.1 million.

      JONES CONTINUING GUARANTY - On November 3, 2005, William L. Jones, a related party and the Chairman of the Board of Directors of the Company, executed a Continuing Guaranty (the "Jones Guaranty") in favor of W.M. Lyles Co.. Under the Jones Guaranty, Mr. Jones guarantees to W.M. Lyles Co. the payment obligations of PEI California under the Letter Agreement. Under the Jones Guaranty, W.M. Lyles Co. is to seek payment on a pro rata basis from Mr. Jones and Neil M. Koehler (as described below), but in the event that Mr. Koehler fails to make payment, then Mr. Jones is responsible for any shortfall. However, the full extent of Mr. Jones' liability under the Jones Guaranty, including for any shortfall for non-payment by Mr. Koehler, is limited to $4.0 million plus any attorneys' fees, costs and expenses.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      KOEHLER CONTINUING GUARANTY - On November 3, 2005, Neil M. Koehler, a related party and Chief Executive Officer and President and a member of the Board of Directors of the Company, executed a Continuing Guaranty (the "Koehler Guaranty") in favor of W.M. Lyles Co.. Under the Koehler Guaranty, Mr. Koehler guarantees to W.M. Lyles Co. the payment obligations of PEI California under the Letter Agreement. Under the Koehler Guaranty, W.M. Lyles Co. is to seek payment on a pro rata basis from Messrs. Jones (as described above) and Koehler, but in the event that Mr. Jones fails to make payment, then Mr. Koehler is responsible for any shortfall. However, the full extent of Mr. Koehler's liability under the Koehler Guaranty, including for any shortfall for non-payment by Mr. Jones, is limited to $4.0 million plus any attorneys' fees, costs and expenses.

12.   RELATED PARTY TRANSACTIONS:

      The Company entered into a consulting contract with a shareholder of the Company for consulting services related to the development of the ethanol plan at $6,000 per month. The Company paid a total of $21,000 and $72,000 for the years ended December 31, 2005 and December 31, 2004, respectively.

      The Company entered into a consulting agreement for $3,000 per month with a company owned by a member of ReEnergy, LLC for consulting services related to environmental regulations and permitting. The Company paid a total of $8,270 and $40,542 for the years ended December 31, 2005 and 2004.

      VOTING AGREEMENT - On November 14, 2005, William L. Jones, Neil M. Koehler, Ryan W. Turner, Kenneth J. Friedman and Frank P. Greinke, each of whom is a director and/or executive officer of the Company (the "Stockholders"), and the Company, entered into a Voting Agreement (the "Voting Agreement") with Cascade Investment, L.L.C. ("Purchaser"). The Stockholders collectively hold an aggregate of 9,162,704 shares of the Company's common stock. The Voting Agreement provides that the Stockholders may not transfer their shares of the Company's common stock, and must keep their shares free of all liens, proxies, voting trusts or agreements, until the Voting Agreement is terminated. The Voting Agreement provides that the Stockholders will each vote or execute a written consent in favor of the transactions contemplated by the Purchase Agreement between the Company and Purchaser (the "Transactions"). In addition, under the Voting Agreement, each Stockholder grants an irrevocable proxy to Neil
      M. Koehler to act as such Stockholder's proxy and attorney-in-fact to vote or execute a written consent in favor of the Transactions. The Voting Agreement is effective until the earlier of the approval of the Transactions by the Company's stockholders or the termination of the Purchase Agreement in accordance with its terms. The Transactions were approved by the stockholders on December 30, 2005. (See Note 13.)

      RELATED CUSTOMER - On August 10, 2005, the Company entered into a 6-month sales contract with Southern Counties Oil Co., a company owned by a director and significant stockholder of the Company. The contract period is from October 1, 2005 through March 31, 2006 for 5,544,000 gallons of fuel grade ethanol to be delivered ratably at approximately 924,000 gallons per month at varying prices based on delivery destinations in Arizona, Nevada and California. During the period from March 23, 2005 (Kinergy acquisition) to December 31, 2005, sales to Southern Counties Oil Co. totaled $9,060,273 and accounts receivable from Southern Counties Oil Co. at December 31, 2005 totaled $937,713.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      RELATED VENDOR - The Company purchased 45,708 gallons of fuel grade ethanol from Southern Counties Oil Co., a company owned by a director and significant stockholder of the Company. During the period from March 23, 2005 (Kinergy acquisition) to December 31, 2005, purchases from Southern Counties Oil Co. totaled $73,665 and accounts payable to Southern Counties Oil Co. at December 31, 2005 totaled $0

13.   SUBSEQUENT EVENTS:

      RELATED CUSTOMER - On January 14, 2006, the Company entered into a 6-month sales contract with Southern Counties Oil Co. The contract period is from April 1, 2006 through September 30, 2006 for 2,100,000 gallons of fuel grade ethanol to be delivered ratably at approximately 350,000 gallons per month at varying prices based on delivery destinations in California.

      RELATED PARTY NOTE RECEIVABLE - On January 19, 2006, a management employee was advanced $91,699 at 5% interest, due and payable on or before July 19, 2006, for the withholding taxes due on the reportable gross taxable income related to a warrant exercise of 25,000 shares.

      AMENDMENT TO LDI TERM LOAN - On April 13, 2006, PEI Madera and LDI entered into an Amended and Restated Loan Agreement whereby the Loan Agreement was assigned by the Company to PEI Madera. The lien created by a deed of trust on PEI Madera's grain facility is subject and subordinate to the lien created by a deed of trust in favor of the lender under the construction loan with Hudson United Capital and Comerica Bank described below. (See
      Note 9.)

      WARRANT EXERCISES - From January 1, 2006 through April 14, 2006, the Company has issued 1,679,937 shares of common stock for the exercise of warrants and has received proceeds of $5,602,691. Of these shares, 43,038 shares were issued pursuant to cashless exercises.

      OPTION EXERCISES - From January 1, 2006 through April 14, 2006, the Company has issued 47,500 shares of common stock for the exercise of options and has received proceeds of $283,075. None of these shares were issued pursuant to cashless exercises.

      ADVISORY FEE - On April 14, 2004, the Company entered into an agreement with CMCP and Chadbourn, a related entity to CMCP, in connection with raising funding for an ethanol production facility. The Company terminated the consulting agreement on November 1, 2005 and pursuant to the terms of the Settlement Agreement; the Company paid Chadbourn $960,000 on April 13, 2006 in connection with the closing of the Company's offering of Series A Cumulative Redeemable Convertible Preferred Stock.

      PREFERRED STOCK FINANCING - On April 13, 2006, the Company issued to one investor, Cascade Investment, L.L.C., ("Cascade"), 5,250,000 shares of the Company's Series A Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"), at a price of $16.00 per share, for an aggregate purchase price of $84.0 million. Of the $84.0 million aggregate purchase price, $4.0 million was paid to the Company at closing and $80.0 million was deposited into a restricted cash account and will be disbursed in accordance with the Deposit Agreement described below. The Company is entitled to use the initial $4.0 million of proceeds for general working capital and must use the remaining $80.0 million for the construction or acquisition of one or more ethanol production facilities in accordance with the terms of the Deposit Agreement.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      The Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock (the "Certificate of Designations"), provides for 7,000,000 shares of the Company's preferred stock to be designated as Series A Cumulative Redeemable Convertible Preferred Stock. The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company's common stock. Holders of Series A Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% of the purchase price per share of the Series A Preferred Stock; however, such dividends may, at the Company's option, be paid in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock. The holders of Series A Preferred Stock have a liquidation preference over the holders of the Company's common stock equivalent to the purchase price per share of the Series A Preferred Stock plus any accrued and unpaid dividends on the Series A Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including transfer of all or substantially all of the Company's capital stock or assets or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series A Preferred Stock vote affirmatively in favor of or otherwise consent to such transaction.

      The holders of the Series A Preferred Stock have conversion rights initially equivalent to two shares of common stock for each share of Series A Preferred Stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities at a price equivalent to less than $8.00 per share, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis). Certain specified issuances will not result in antidilution adjustments. The shares of Series A Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series A Preferred Stock of 25% or more. Accrued but unpaid dividends on the Series A Preferred Stock are to be paid in cash upon any conversion of the Series A Preferred Stock.

      The holders of Series A Preferred Stock vote together as a single class with the holders of the Company's common stock on all actions to be taken by the Company's stockholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of the Company's common stock into which each share of Series A Preferred Stock is convertible. However, the number of votes for each share of Series A Preferred Stock may not exceed the number of shares of common stock into which each share of Series A Preferred Stock would be convertible if the applicable conversion price were $8.99. In addition, the holders of Series A Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series A Preferred Stock. In addition, the holders of the Series A Preferred Stock are afforded preemptive rights with respect to certain securities offered by the Company and are entitled to certain redemption rights.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      The Deposit Agreement between the Company and Comerica Bank provides for a restricted cash account into which $80.0 million of the aggregate purchase price for the Series A Preferred Stock has been deposited. The Company may not withdraw funds from the restricted cash account except in accordance with the terms of the Deposit Agreement. Under the Deposit Agreement, the Company may, with certain prescribed limitations, requisition funds from the restricted cash account for the payment of construction costs in connection with the construction of ethanol production facilities.

      In connection with the issuance of the Series A Preferred Stock, the Company entered into a Registration Rights and Stockholders Agreement (the "Rights Agreement") with Cascade. The Rights Agreement is to be effective until the holders of the Series A Preferred Stock, and their affiliates, as a group, own less than 10% of the Series A Preferred Stock issued under the purchase agreement with Cascade, including common stock into which such Series A Preferred Stock has been converted (the "Termination Date"). The Rights Agreement provides that holders of a majority of the Series A Preferred Stock, including common stock into which the Series A Preferred Stock has been converted, may demand and cause the Company, at any time after April 13, 2007, to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Series A Preferred Stock (the "Registrable Securities"). Following such demand, the Company is required to notify any other holders of the Series A Preferred Stock or Registrable Securities of the Company's intent to file a registration statement and, to the extent requested by such holders, include them in the related registration statement. The Company is required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144(k), which requires, among other things, a minimum two-year holding period and requires that any holder availing itself of Rule 144(k) not be an affiliate of the Company. The holders are entitled to three demand registrations on Form S-1 and unlimited demand registrations on Form S-3; however, the Company is not obligated to effect more than two demand registrations on Form S-3 in any 12-month period.

      In addition to the demand registration rights afforded the holders under the Rights Agreement, the holders are entitled to "piggyback" registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by the Company with respect to other registrations of equity securities. The holders are entitled to unlimited "piggyback" registration rights.

      The Rights Agreement provides for the initial appointment of two persons designated by Cascade to the Company's Board of Directors, and the appointment of one of such persons as the Chairman of the Compensation Committee of the Board of Directors. Following the Termination Date, Cascade is required to cause its director designees, and all other designees, to resign from all applicable committees and boards of directors, effective as of the Termination Date.

      The Company is in the process of evaluating the proper accounting treatment for the above factors and resulting impact on its consolidated financial statements.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      DEBT FINANCING - On April 13, 2006, PEI Madera entered into a Construction and Term Loan Agreement (the "Construction Loan") with Comerica Bank ("Comerica") and Hudson United Capital ("Hudson") for a debt financing (the "Debt Financing"), from Hudson and Comerica (collectively, the "Lender"), in the aggregate amount of up to $34.0 million. The Debt Financing will provide a portion of the total financing necessary for the completion of the Company's ethanol production facility in Madera County, California (the "Project"). The Project cost is not to exceed approximately $65.1 million (the "Project Cost").

      The Company has contributed assets to PEI Madera having a value of approximately $13.9 million (the "Contributed Assets"). The Company is responsible for arranging cash equity (the "Contributed Amount") in an amount that, when combined with the Contributed Assets would be equal to no less than the difference between the Debt Financing amount of $34.0 million and the total Project Cost. The Contributed Amount is expected to be approximately $31.1 million and has been satisfied through the application of $17.7 million of Cascade's investment in the Company's Series A Preferred Stock.

      The Debt Financing will initially be in the form the Construction Loan that will mature on or before the Final Completion Date, after which the Debt Financing will be converted to a term loan (the "Term Loan"), that will mature on the seventh anniversary of the closing of the Term Loan. If the conversion does not occur and PEI Madera elects to repay the Construction Loan, then PEI Madera must pay a termination fee equal to 5.00% of the amount of the Construction Loan. The closing of the Term Loan is expected to be the Final Completion Date. The Construction Loan interest rate will float at a rate equal to the 30-day London Inter Bank Offered Rate ("LIBOR"), plus 3.75%. PEI Madera will be required to pay the Construction Loan interest monthly during the term of the Construction Loan. The Term Loan interest rate will float at a rate equal to the 90-day LIBOR plus 4.00%. PEI Madera will be required to purchase interest rate protection in the form of a LIBOR rate cap of no more than 5.50% from a provider on terms and conditions reasonably acceptable to Lender, and in an amount covering no less than 70% of the principal outstanding on any loan payment date commencing on the closing date through the fifth anniversary of the Term Loan. Loan repayments on the Term Loan are to be due quarterly in arrears for a total of 28 payments beginning on the closing of the Term Loan and ending on its maturity date. The loan amortization for the Project will be established on the closing of the Term Loan based upon the operating cash projected to be available to PEI Madera from the Project as determined by closing pro forma projections. The Debt Financing will be the only indebtedness permitted on the Project. The Debt Financing will be senior to all obligations of the Project and PEI Madera other than direct Project operating expenses and expenses incurred in the ordinary course of business. All direct and out-of-pocket expenses of the Company or the Company's direct and indirect subsidiaries will be reimbursed only after the repayment of the Debt Financing obligations.

      The Term Loan amount is to be the lesser of (i) $34.0 Million, (ii) 52.25% of the total Project cost as of the Term Loan Conversion Date, and (iii) an amount equal to the present value (discounted at an interest rate of 9.5% per annum) of 43.67% of the operating cash distributable to and received by PEI Madera supported by the closing pro forma projections, from the closing of Term Loan through the seventh anniversary of such closing.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      The Debt Financing is secured by: (a) a perfected first priority security interest in all of the assets of PEI Madera, including inventories and all right title and interest in all tangible and intangible assets of the Project; (b) a perfected first priority security interest in the Project's grain facility, including all of PEI Madera's and the Company's and its affiliates' right title and interest in all tangible and intangible assets of the Project's grain facility; (c) a pledge of 100% of the ownership interest in PEI Madera; (d) a pledge of the PEI Madera's ownership interest in the Project; (e) an assignment of all revenues produced by the Project and PEI Madera; (f) the pledge and assignment of the material Project documents, to the extent assignable; (g) all contractual cash flows associated with such agreements; and (h) any other collateral security as Lender may reasonably request. In addition, the Construction Loan is secured by a completion bond provided by W.M. Lyles Co.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       PACIFIC ETHANOL, INC.


Dated:  April 14, 2006                 By: /s/ NEIL M. KOEHLER
                                          --------------------------------------
                                          Neil M. Koehler
                                          President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                    TITLE                         DATE
-----------------------------------  ----------------------------------------  ---------------
/s/ WILLIAM L. JONES                 Chairman of the Board and Director        April 14, 2006
---------------------------------
William L. Jones

/s/ NEIL M. KOEHLER                  President, Chief Executive Officer and    April 14, 2006
---------------------------------    Director (principal executive officer)
Neil M. Koehler

/s/ WILLIAM G. LANGLEY               Chief Financial Officer (principal        April 14, 2006
---------------------------------    accounting officer)
William G. Langley

/s/ FRANK P. GREINKE                 Director                                  April 14, 2006
---------------------------------
Frank P. Greinke

                                     Director                                  April 14, 2006
---------------------------------
Douglas L. Kieta

/s/ JOHN L. PRINCE                   Director                                  April 14, 2006
---------------------------------
John L. Prince

/s/ TERRY L. STONE                   Director                                  April 14, 2006
---------------------------------
Terry L. Stone
                                     Director                                  April 14, 2006
---------------------------------
Robert P. Thomas


                  INDEX TO EXHIBITS FILED WITH THIS FORM 10-KSB


 Exhibit
 Number    Description
 -------   -----------

  3.2 Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock

  10.5 Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors

  10.42 Deposit Agreement dated April 13, 2006 by and between Pacific Ethanol, Inc. and Comerica Bank

  10.43 Registration Rights and Stockholders Agreement dated as of April 13, 2006 by and between Pacific Ethanol, Inc. and Cascade Investment, L.L.C.

  10.44 Amendment No. 1 to Ethanol Purchase and Marketing Agreement dated effective as of March 4, 2005 between Kinergy Marketing, LLC, Phoenix Bio-Industries, LLC, Pacific Ethanol, Inc. and Western Milling, LLC

  10.45 Construction and Term Loan Agreement dated April 10, 2006 by and among Pacific Ethanol Madera LLC, Comerica Bank and Hudson United Capital, a division of TD Banknorth, N.A.

  10.46 Construction Loan Note dated April 13, 2006 by Pacific Ethanol Madera LLC in favor of Comerica Bank

  10.47 Construction Loan Note dated April 13, 2006 by Pacific Ethanol Madera LLC in favor of Hudson United Capital, a division of TD Banknorth, N.A.

  10.48 Assignment and Security Agreement dated April 13, 2006 by and between Pacific Ethanol Madera LLC and Hudson United Capital, a division of TD Banknorth, N.A.

  10.49 Member Interest Pledge Agreement dated April 13, 2006 by Pacific Ethanol Madera LLC in favor of Hudson United Capital, a division of TD Banknorth, N.A.

  10.50 Intercreditor and Collateral Sharing Agreement dated April 13, 2006 by and among Hudson United Capital, a division of TD Banknorth, N.A., Lyles Diversified, Inc. and Pacific Ethanol Madera LLC

  10.51 Disbursement Agreement dated April 13, 2006 by and among Pacific Ethanol Madera LLC, Hudson United Capital, a division of TD Banknorth, N.A., Comerica Bank and Wealth Management Group of TD Banknorth, N.A.

  10.52 Amended and Restated Term Loan Agreement effective as of April 13, 2006 by and between Lyles Diversified, Inc. and Pacific Ethanol Madera LLC

  10.53 Letter Agreement dated as of April 13, 2006 by and among Pacific Ethanol California, Inc., Lyles Diversified, Inc. and Pacific Ethanol Madera LLC.

  21.1     Subsidiaries of the Registrant

  23.1     Consent of Independent Registered Public Accounting Firm

  31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

  31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

  32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002