Form 10-Q
period 2006-03-31
Pacific Ethanol, Inc.
filed 2006-05-15
CIK 778164

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2006

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

                                 (559) 435-1771
              (Registrant's telephone number, including Area Code)

                                 NOT APPLICABLE.
         (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

          Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer | |    Accelerated filer | |   Non-accelerated filer |X|

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

          As of May 10, 2006, there were 31,447,705 shares of Pacific Ethanol, Inc. common stock, $.001 par value per share, outstanding.

================================================================================


                                     PART I
                              FINANCIAL INFORMATION

                                                                                        PAGE
Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2006 (unaudited) and
                December 31, 2005.....................................................  F-2

            Consolidated Statements of Operations and Other Comprehensive Income
                for the three months ended March 31, 2006 and 2005 (unaudited)........  F-4

            Consolidated Statements of Cash Flows for the three months ended
                March 31, 2006 and 2005 (unaudited)...................................  F-5

            Notes to Consolidated Financial Statements (unaudited)....................  F-7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation..................................................    2

Item 3.     Quantitative and Qualitative Disclosures About Market Risk................   14

Item 4.     Controls and Procedures...................................................   15

                                   PART II
                              OTHER INFORMATION

Item 1.     Legal Proceedings.........................................................   17

Item 1A.    Risk Factors..............................................................   19

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...............   19

Item 3.     Defaults Upon Senior Securities...........................................   19

Item 4.     Submission of Matters to a Vote of Security Holders.......................   19

Item 5.     Other Information.........................................................   19

Item 6.     Exhibits..................................................................   20

Signatures  ..........................................................................   21

Exhibits Filed with this Report




                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                        PACIFIC ETHANOL, INC.
                                     CONSOLIDATED BALANCE SHEETS
                             AS OF MARCH 31, 2006 AND DECEMBER 31, 2005


                                                                 March 31,      December 31,
                                                                   2006            2005
                                                               -----------      -----------
                                ASSETS                         (unaudited)
                                ------                         -----------
CURRENT ASSETS:
   Cash and cash equivalents                                   $ 4,200,902      $ 4,521,111
   Investments in marketable securities                                 --        2,750,000
   Accounts receivable (including $1,611,120 and $937,713
     as of March 31, 2006 and December 31, 2005,
     respectively, from a related party)                         7,955,170        4,947,538
   Notes receivable - related party                                240,336          135,995
   Inventories                                                     644,464          362,972
   Prepaid expenses                                                872,906          626,575
   Prepaid inventory                                               824,056        1,349,427
   Derivative instruments                                          680,904               --
   Other current assets                                            603,841           86,054
                                                               -----------      -----------
     Total current assets                                       16,022,579       14,779,672
                                                               -----------      -----------
PROPERTY AND EQUIPMENT, NET                                     36,945,250       23,208,248
                                                               -----------      -----------
OTHER ASSETS:
   Goodwill                                                      2,565,750        2,565,750
   Intangible assets, net                                        7,392,281        7,568,723
   Other assets                                                    606,952           62,419
                                                               -----------      -----------
       Total other assets                                       10,564,983       10,196,892
                                                               -----------      -----------

TOTAL ASSETS                                                   $63,532,812      $48,184,812
                                                               ===========      ===========

                    See accompanying notes to consolidated financial statements.



                                             PACIFIC ETHANOL, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                  AS OF MARCH 31, 2006 AND DECEMBER 31, 2005


                  LIABILITIES AND STOCKHOLDERS' EQUITY              March 31,        December 31,
                  ------------------------------------                2006               2005
                                                                  ------------       ------------
                                                                   (unaudited)
                                                                  ------------
CURRENT LIABILITIES:
   Current portion - related party note payable                   $  1,200,000       $  1,200,000
   Accounts payable - trade                                          5,701,705          4,755,235
   Accounts payable - related party                                 13,244,401          6,411,618
   Accrued retention - related party                                 2,674,079          1,450,500
   Accrued payroll                                                     187,848            433,887
   Other accrued liabilities                                         3,583,860          3,422,565
                                                                  ------------       ------------
     Total current liabilities                                      26,591,893         17,673,805

RELATED-PARTY NOTES PAYABLE, NET OF CURRENT PORTION                  2,059,778          1,995,576
                                                                  ------------       ------------


Total Liabilities                                                   28,651,671         19,669,381
                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 10,000,000 shares
     authorized, no shares issued and outstanding as of
     March 31, 2006 and  December 31, 2005                                  --                 --
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 30,549,888 and 28,874,442 shares issued and
     outstanding as of March 31, 2006 and December 31, 2005,
     respectively                                                       30,550             28,874
   Additional paid-in capital                                       49,710,101         43,697,486
   Unvested consulting expense                                      (1,336,989)        (1,625,964)
   Accumulated other comprehensive income                              674,208                 --
   Due from stockholders                                                  (600)              (600)
   Accumulated deficit                                             (14,196,129)       (13,584,365)
                                                                  ------------       ------------
     Total stockholders' equity                                     34,881,141         28,515,431
                                                                  ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 63,532,812       $ 48,184,812
                                                                  ============       ============


                         See accompanying notes to consolidated financial statements.



                                        PACIFIC ETHANOL, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                   AND OTHER COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                             (UNAUDITED)

                                                                 2006               2005
                                                             ------------       ------------

Net sales (including $5,859,853 and $353,058 for
the three months ended March 31, 2006 and 2005,
respectively, to a related party)                            $ 38,239,167       $  2,301,997

Cost of goods sold                                             35,913,920          2,254,370
                                                             ------------       ------------

Gross profit                                                    2,325,247             47,627

Operating expenses:

     Selling, general and administrative expenses               2,984,084            743,233

     Services rendered in connection with feasibility
       study                                                           --            852,250
                                                             ------------       ------------

Loss from operations                                             (658,837)        (1,547,856)

Other income (expense), net                                        51,779           (107,853)
                                                             ------------       ------------

Loss before provision for income taxes                           (607,058)        (1,655,709)

Provision for income taxes                                          4,705              1,600
                                                             ------------       ------------

Net loss                                                     $   (611,763)      $ (1,657,309)
                                                             ============       ============

Other comprehensive income, net of tax:

  Cash flow hedges:

    Net change in the fair value of derivatives, net of
       tax                                                        674,208                 --
                                                             ------------       ------------
Comprehensive income (loss)                                  $     62,445       $ (1,657,309)
                                                             ============       ============

Weighted Average Shares Outstanding                            29,587,193         16,257,942
                                                             ============       ============
Net Loss Per Share                                           $      (0.02)      $      (0.10)
                                                             ============       ============


                         See accompanying notes to consolidated financial statements.



                                                PACIFIC ETHANOL, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                     (UNAUDITED)

                                                                                2006               2005
                                                                            ------------       ------------
OPERATING ACTIVITIES:

   Net loss                                                                 $   (611,763)      $ (1,657,309)
   Adjustments to reconcile net loss to
   cash provided by (used in) operating activities:
     Depreciation and amortization                                               274,172             85,174
     Non-cash compensation expense                                               333,752            232,250
     Non-cash consulting expense                                                 267,375            193,011
     Non-cash services rendered in connection with feasibility study                  --            702,250

     Changes in operating assets and liabilities:
       Accounts receivable                                                    (3,007,632)           299,823
       Note receivable, related party                                           (104,341)                --
       Inventories                                                              (281,492)            37,752
       Prepaid expenses and other assets                                      (1,315,347)            10,057
       Prepaid inventory                                                         525,371            (40,147)
       Accounts payable and accrued expenses                                     861,726         (1,341,644)
       Accounts payable and accrued retention, related party                   8,056,362            282,703
                                                                            ------------       ------------
         Net cash provided by (used in) operating activities                   4,998,183         (1,196,080)
                                                                            ============       ============

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                (13,770,530)           (42,379)
   Proceeds from sale of available-for-sale investment                         2,750,000                 --
   Net cash acquired in acquisition of Kinergy, ReEnergy and Accessity                --          3,326,924
   Costs associated with share exchange transaction                                   --           (307,808)
                                                                            ------------       ------------
         Net cash provided by (used in) investing activities                 (11,020,530)         2,976,737
                                                                            ------------       ------------

FINANCING ACTIVITIES:
   Proceeds from sale of stock, net                                                   --         18,895,354
   Proceeds from exercise of warrants and stock options                        5,702,138                 --
   Receipt of stockholder receivable                                                  --             67,500
                                                                            ------------       ------------
         Net cash provided by financing activities                             5,702,138         18,962,854
                                                                            ------------       ------------
Net increase (decrease) in cash and cash equivalents                            (320,209)        20,743,511
Cash and cash equivalents at beginning of period                               4,521,111                 42
                                                                            ------------       ------------
Cash and cash equivalents at end of period                                  $  4,200,902       $ 20,743,553
                                                                            ============       ============

                         See accompanying notes to consolidated financial statements.



                                                PACIFIC ETHANOL, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 THREE MONTHS ENDED MARCH 31, 2006 AND 2005(CONTINUED)
                                                     (UNAUDITED)


Supplemental Information:

       Cash paid for interest                                               $    176,533       $    128,719
                                                                            ============       ============

       Cash paid for taxes                                                  $      4,705       $      1,600
                                                                            ============       ============

Non-Cash Financing and Investing activities:
   Conversion of debt to equity                                             $         --       $    247,682
                                                                            ============       ============
   Purchase of ReEnergy with stock                                          $         --       $    316,250
                                                                            ============       ============
   Shares contributed by stockholder in purchase of ReEnergy                $         --       $    506,000
                                                                            ============       ============
   Shares contributed by stockholder in purchase of Kinergy                 $         --       $  1,012,000
                                                                            ============       ============
   Purchase of Kinergy with stock                                           $         --       $  9,803,750
                                                                            ============       ============




                            See accompanying notes to consolidated financial statements.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------------------------

         BASIS OF PRESENTATION - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management's best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of the operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire 2006 fiscal year.

         The Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company and the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended December 31, 2005 and 2004 and notes thereto in the Company's Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 14, 2006.

         LIQUIDITY - The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities the Company has and the Company's offering of Series A Preferred Stock and the available proceeds from its debt financing, will be adequate to meet the Company's anticipated working capital and capital expenditure requirements for at least the next twelve months. (See "Preferred Stock Financing" and "Debt Financing" in Note 10.)

         CONCENTRATIONS OF CREDIT RISK - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on- or off-balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

         Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The accounts maintained by the Company at the financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2006, the uninsured balance was $3,949,208 and at December 31, 2005 the uninsured balance was $4,048,476. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk of loss on cash.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         During the three months ended March 31, 2006 and 2005, the Company had sales to gasoline refining and distribution companies representing 10% or more of total sales as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2006                 2005
                                                -------              -------
                  Customer A                     22%                    18%
                  Customer B                     15%                    10%
                  Customer C                     11%                    11%

         As of March 31, 2006, the Company had receivables of approximately $3,572,590 from these customers, representing 45% of total accounts receivable.

         During the three months ended March 31, 2006 and 2005, the Company had purchases from ethanol suppliers representing 10% or more of total purchases as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2006                 2005
                                                -------              -------
                  Vendor A                       29%                     --
                  Vendor B                       24%                    23%
                  Vendor C                       16%                     --
                  Vendor D                        --                    30%
                  Vendor E                        --                    12%

         INVENTORIES - Inventories consist of bulk ethanol fuel and is valued at the lower-of-cost-or-market, cost being determined on a first-in, first-out basis. Shipping and handling costs are classified as a component of cost of goods sold in the accompanying Statements of Operations and Other Comprehensive Income and Stockholders' Equity.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company attempts to minimize its exposure to price risk by using derivative instruments. In 2006 the Company entered into derivative instruments to minimize its exposure to market volatility associated with certain purchase commitments. The Company accounts for its derivative transactions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended and interpreted. Derivative transactions, which can include forward contracts and futures positions on the New York Mercantile Exchange ("NYMEX"), are recorded on the balance sheet as assets and liabilities based on the derivative's fair value. Changes in the fair value of the derivative contracts are recognized currently in earnings unless specific hedge accounting criteria are met. If derivatives meet those criteria, the derivative's gains and losses offset related results on the hedged item in the Statements of Operations and Other Comprehensive Income. The Company formally designates the derivative as a hedge and documents and assesses the effectiveness of derivatives associated with transactions that receive hedge accounting.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         The Company believes the future cash flows to be received from its long-lived assets will exceed the assets' carrying values, and, accordingly, the Company has not recognized any impairment losses through March 31, 2006.

         GOODWILL - Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which requires an annual review for impairment or more frequently if impairment indicators arise. This review would include the determination of each reporting unit's fair value using market multiples and discounted cash flow modeling. The Company has adopted SFAS No. 142 guidelines for annual review of impairment of goodwill and has performed its annual review of impairment, and accordingly, the Company has not recognized any impairment losses through March 31, 2006.

         STOCK-BASED COMPENSATION - On January 1, 2006 the Company adopted SFAS No. 123 (revised), SHARE-BASED PAYMENT ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R supersedes the Company's previous accounting under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123R.

         SFAS No. 123R requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations and Other Comprehensive Income.

         The Company adopted SFAS No. 123R using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The stock-based compensation

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         expense related to employees or directors stock options and non-employees for the three months ended March 31, 2005 was $232,250 and $193,011, respectively. Stock-based compensation expense recognized under SFAS No. 123R for employees and directors and non-employees for the three months ended March 31, 2006 was $333,752 and $267,375, respectively.

         The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based awards granted under the Company's stock option plans for the three months ended March 31, 2005.

          Net loss, as reported                             $(1,657,309)
          Compensation cost included in reported net
               income under the intrinsic value method          232,250
          Total compensation cost under the fair
               value method for all awards                     (232,250)
                                                            -----------
          Pro forma net loss                                $(1,657,309)
                                                            -----------


          Basic and diluted net loss per share:
          -------------------------------------
            As reported                                     $     (0.10)
                                                            -----------
            Pro forma                                       $     (0.10)
                                                            -----------

         The intrinsic value and fair value results are the same due to a weighted average exercise price of $0.01 for the awards.

         There were no options granted during the quarter ended March 31, 2006. Previously granted options have been valued using the Black-Scholes option valuation model. Assumptions used in the Black-Scholes model (depending on the particular option grant being valued and its respective measurement date) were: expected volatility of 53.6% to 55.0%, risk-free interest rate of 3.9% to 4.5%, weighted average expected term of 5.5 to 10.0 years, and expected dividend yield of zero.

         Stock-based compensation expense recognized in the Statement of Operations and Other Comprehensive Income for the quarter ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the fair value on the date of grant estimated in accordance with the pro forma provisions of SFAS No. 123. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. The stock-based compensation expense recognized in the Statement of Operations and Other Comprehensive Income for the three months ended March 31, 2006 reflects the Company's estimate of no forfeitures.
         SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The Company's determination of the fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of complex variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards. The Company estimates the expected term of the awards using the simplified method provided in SAB No. 107.

         As of March 31, 2006, the Company had two stock option plans: the Amended 1995 Incentive Stock Plan and the 2004 Stock Option Plan, both of which were carried over from Accessity as a result of the Share Exchange Transaction. Following is a summary of the status of the share-based payment plans for the three months ended March 31, 2006:

                                                  2004 Plan                     1995 Plan
                                        ----------------------------   ---------------------------
                                        Number of   Weighted Average   Number of  Weighted Average
                                          Shares     Exercise Price     Shares     Exercise Price
                                          ------     --------------     ------     --------------
Balance at January 1, 2006               822,500       $   7.78        105,000      $   5.53
Granted                                       --             --             --            --
Exercised                                (27,500)      $   7.57             --            --
Forfeited                                     --             --             --            --
                                        --------       --------       --------      ---------
Balance at March 31, 2006                795,000       $   7.78        105,000      $   5.53
Options exercisable at March 31, 2006    130,000       $   7.56        105,000      $   5.53

Weighted average fair value of options
granted during the three months ended
March 31, 2006                                     --                        --

         The total proceeds to the Company from options exercised during the three months ended March 31, 2006 and March 31, 2005 was $208,075 and $0, respectively.

         Following is a summary of non-vested shares as of March 31, 2006 and changes during the quarter:

                                                              Weighted Average
                                                   Number        Fair Value
                                                   ------        ----------
         Balance at December 31, 2005             665,000          $4.64
         Granted during the quarter                  --               --
         Vested during the quarter                   --               --
         Forfeited during the quarter                --               --
                                                ------------------------------
         Balance at March 31, 2006                665,000          $4.64
                                                ==============================

         As of March 31, 2006, there was $3,088,350 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.6 years.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Compensation cost recorded as non-cash compensation expense for the three months ended March 31, 2006 and March 31, 2005 was $601,127 and $425,261, respectively.

         Following is a summary of the status of all options outstanding at March 31, 2006 under the 1995 and 2004 Plans:

                                           Weighted Average      Weighted
                                               Remaining          Average                         Weighted
                                            Contractual Life     Exercise         Number          Average
Exercise Price Range        Number              (Years)            Price        Exercisable    Exercise Price
--------------------- -------------------- ------------------- -------------- ---------------- ----------------
   $3.75 - $7.45            105,000               2.04         $   5.53            105,000       $   5.53
        6.63                160,000               9.43             6.63             40,000           6.63
        7.01                  5,000               9.27             7.01              5,000           7.01
        8.03                485,000               9.37             8.03             85,000           8.03
        8.25                115,000               9.27             8.25              --               --
        8.30                 30,000               9.33             8.30              --               --
                      -------------------- ------------------- -------------- ---------------- ----------------
                            900,000               8.52         $   7.52            235,000       $   6.65
                      ==================== =================== ============== ================ ================

         The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 and March 31, 2005 was $12,661,750 and $3,509,750,
         respectively.

         The Company accounts for stock options granted to non-employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES and SFAS No. 123R. Options granted to non-employees are analyzed under the guidelines of EITF Issue No. 96-18 to determine the appropriate date of measurement of fair value and method of recording the non-cash equity compensation expense.

         REVENUE RECOGNITION - The Company derives revenue primarily from sales of ethanol. The Company's sales are based upon written agreements or purchase orders that identify the amount of ethanol to be purchased and the purchase price. Shipments are made to customers, either, directly from suppliers or from the Company's inventory to the customers by truck or rail. Ethanol that is shipped by rail originates primarily in the Midwest and takes from 10 to 14 days from date of shipment to be delivered to the customer or to one of four terminals in California and Oregon. For local deliveries, the product is shipped by truck and delivered the same day as shipment. Revenue is recognized upon delivery of ethanol to a customer's designated ethanol tank in accordance with SAB No. 104, REVENUE RECOGNITION, and the related EITF Issue No. 99-19, REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT.

         Revenues on the sale of ethanol that are shipped from the Company's stock of inventory are recognized when the ethanol has been delivered to the customer provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectibility is reasonably assured.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         The Company has entered into certain contracts under which the Company may pay the owner of the ethanol the gross payments received by the Company from third parties for forward sales of ethanol less certain transaction costs and fees. From the gross payments, the Company may deduct transportation costs and expenses incurred by or on behalf of the Company in connection with the marketing of ethanol pursuant to the agreement, including truck, rail and terminal fees for the transportation of the facility's ethanol to third parties and may also deduct and retain a marketing fee calculated after deducting these costs and expenses. (See Note 7.) For the three months ended March 31, 2006, the Company did not record revenues under these terms. If and when the Company does purchase and sell ethanol under these terms, the Company will evaluate the proper recording of the sales under EITF Issue No. 99-19.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassification had no effect on net loss.

2.       SHARE EXCHANGE TRANSACTION:
         ---------------------------

         On March 23, 2005, the Company completed a share exchange transaction ("Share Exchange Transaction"), with the shareholders of Pacific Ethanol California, Inc. ("PEI California") and the holders of the membership interests of each of Kinergy Marketing, LLC ("Kinergy") and ReEnergy, LLC ("ReEnergy"), pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the Share Exchange Transaction, the Company's predecessor, Accessity Corp., a New York Corporation ("Accessity"), reincorporated in the State of Delaware under the name "Pacific Ethanol, Inc." through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the sole purpose of effecting the reincorporation (the "Reincorporation Merger"). In connection with the Reincorporation Merger, the shareholders of Accessity became stockholders of the Company and the Company succeeded to the rights, properties, and assets and assumed the liabilities of Accessity.

         The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. The Company has consolidated the results of PEI California, Kinergy, and ReEnergy beginning March 23, 2005, the date of the Share Exchange Transaction. Accordingly, the Company's results of operations for the quarter ended March 31, 2005 consist of the operations of PEI California for that entire period and the operations of Kinergy and ReEnergy from March 23, 2005 through March 31, 2005. The Company's results of operations for the quarter ended March 31, 2006 consist of the Company's operations and the operations of all of its wholly-owned subsidiaries, including PEI California, Kinergy and ReEnergy.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

3.       PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment consisted of the following:

                                                          March 31, 2006     December 31, 2005
                                                          --------------     -----------------
         Land                                              $     515,298       $     515,298
         Facilities                                            4,234,703           4,234,703
         Equipment and vehicles                                  373,520             373,520
         Office furniture, fixtures and equipment                404,700             378,149
                                                           -------------       - -----------
                                                               5,528,221           5,501,670
         Accumulated depreciation                               (244,204)           (210,675)
                                                           -------------       - -----------
                                                               5,284,017           5,290,995
         Construction in progress, Madera                     30,727,935          17,917,253
         Construction in progress, other                         933,298                  --
                                                           -------------       - -----------
                                                           $  36,945,250       $  23,208,248
                                                           =============       =============

         As of March 31, 2006 and December 31, 2005, the Company had incurred costs of $30,727,935 and $17,917,253, respectively, under its Amended and Restated Phase 1 Design-Build Agreement and its Phase 2 Design-Build Agreement both dated November 2, 2005 with W.M. Lyles Co., a subsidiary of Lyles Diversified, Inc. ("LDI"), which has been included in construction in progress at March 31, 2006 and December 31, 2005, respectively. Included in this amount is a total of $1,701,202 and $1,306,499 related to the construction management fee of W.M. Lyles Co., of which $478,155 and $195,901 had not been paid at March 31, 2006 and December 31, 2005, respectively.

         As of March 31, 2006 and December 31, 2005, the Company had accounts payable due to W.M. Lyles Co. of $13,244,402 and $6,411,618, respectively, related to the construction in progress of an ethanol plant. As of March 31, 2006 and December 31, 2005, the Company had accrued retention due to W.M. Lyles Co. of $2,674,079 and $1,450,500, respectively, related to the construction in progress of an ethanol plant. Included in construction in progress at March 31, 2006 and December 31, 2005 is capitalized interest of $572,158 and $343,793, respectively.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The Madera ethanol production facility is estimated to have a construction cost of approximately $55.3 million as follows: site work ($1.7 million); building and concrete ($7.0 million); site utilities ($1.1 million); equipment and tanks ($19.2 million); piping ($5.7 million); electrical ($3.7 million); and engineering, general conditions, and other ($16.9 million). In addition to the construction cost, the Madera project will require up to $10.2 million in additional funding for capital raising expenses, interest during construction, and working capital for a total project cost of approximately $65.5 million.

         Other construction in progress consists of engineering, site design, permitting, and other development costs related to preparation for the construction of additional ethanol production facilities.

         As of March 31, 2006 and December 31, 2005, property and equipment totaling $4,114,391 had not been placed in service. Depreciation expense was $33,529 for the three months ended March 31, 2006 and $85,250 for the year ended December 31, 2005.

4.       ACCRUED LIABILITIES:
         --------------------

         Accrued liabilities as of March 31, 2006 and December 31, 2005 consisted of the following:

                                                    March 31,      December 31,
                                                      2006            2005
                                                 -------------    ------------
          Fire damage restoration in progress    $   2,144,385    $  3,157,969
          Insurance policy premium financing           413,688         209,469
          Bank overdraft                               168,553              --
          Other accrued liabilities                    857,234          55,127
                                                 -------------    -------------
          Total accrued liabilities              $   3,583,860    $  3,422,565
                                                 =============    ============

5.       RELATED PARTY NOTES PAYABLE:
         ----------------------------

         In connection with the acquisition of the grain facility in March 2003, on June 16, 2003 PEI California entered into a Term Loan Agreement (the "Loan Agreement") with LDI whereby LDI loaned PEI California $5,100,000. On April 13, 2006, Pacific Ethanol Madera, LLC ("PEI Madera"), a second-tier subsidiary of the Company, and LDI entered into an Amended and Restated Loan Agreement (the "Amended and Restated Loan Agreement") whereby the Loan Agreement was assigned by the Company to PEI Madera. The Amended and Restated Loan Agreement currently carries a variable interest rate based on The Wall Street Journal Prime Rate (7.75% as of March 31, 2006) plus 2%. Principal payments are due annually in three equal installments beginning June 20, 2006 and ending June 20, 2008. The amounts owing under the Amended and Restated Loan Agreement are collateralized by a lien created by a deed of trust on the grain facility. The Amended and Restated Loan Agreement is described in further detail in the Company's Form 10-KSB for the year ended December 31, 2005.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.       STOCKHOLDERS' EQUITY:
         ---------------------

         PREFERRED STOCK - The Company has 10,000,000 shares of preferred stock authorized, 7,000,000 of which have been designated Series A Cumulative Redeemable Convertible Preferred Stock. As of March 31, 2006, no shares of preferred stock were issued and outstanding. (See "Preferred Stock Financing" in Note 10.)

         COMMON STOCK - The Company has 100,000,000 shares of common stock authorized. As of March 31, 2006, 30,549,888 shares of common stock were issued and outstanding.

         WARRANTS - The following table summarizes warrant activity for the three months ended March 31, 2006 and the year ended December 31, 2005:

                                                                                                     Weighted
                                                           Number of            Price per             Average
                                                            Shares                Share           Exercise Price
                                                      -------------------- -------------------- --------------------
        Balance at January 1, 2005                           124,587         $1.5000 - 5.00            $2.24
            Warrants granted                               3,058,000          0.0001 - 5.00            $3.21
            Warrants exercised                              (277,769)         0.0001 - 5.00            $2.01
            Warrants forfeited                                   --                  --                   --

        Balance at December 31, 2005                       2,904,818          0.0001 - 5.00            $3.26
            Warrants granted                                     --                  --                   --
            Warrants exercised                            (1,655,117)         0.0001 - 5.00            $3.38
            Warrants canceled                                    --                  --                   --
            Warrants forfeited                                   --                  --                   --
                                                      -------------------- -------------------- --------------------
        Balance at March 31, 2006                          1,249,701         $0.0001 - 5.00           $3.16
                                                      ==================== ==================== ====================

         The weighted average remaining contractual life and weighted average exercise price of all warrants outstanding and of warrants exercisable as of March 31, 2006 were as follows:

                                          Warrants Outstanding                          Warrants Exercisable
                            --------------------------------------------------    -------------------------------
                                                Weighted
                                                Average
            Range of           Number          Remaining      Weighted-Average      Number       Weighted-Average
         Exercise Prices    Outstanding     Contractual Life   Exercise Price     Exercisable      Exercise Price
         ---------------    -----------     ----------------   --------------     -----------      --------------
            $0.0001           115,001            2.98              $0.0001               --               --
             $1.50              1,000            2.87               $1.50              1,000           $1.50
             $3.00            863,534            1.75               $3.00            863,534           $3.00
             $5.00            270,166            0.98               $5.00            270,166           $5.00
                            ---------                                              ---------
                            1,249,701                                              1,134,700
                            =========                                              =========

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         PURCHASE COMMITMENTS - During the three months ended March 31, 2006, the Company entered into purchase contracts with its major suppliers to acquire certain quantities of ethanol, at specified prices. The contracts generally run for six months from April through September, and from October through March. As of March 31, 2006, the outstanding balance on fixed price purchase contracts commencing April 1, 2006 or thereafter was $81,383,490. The Company has also entered into purchase contracts for delivery beginning April 2006 through March 2007 for 16,716,000 gallons of ethanol for which the purchase price will be determined by the market price at the transaction date.

         SALES COMMITMENTS - During the three months ended March 31, 2006, the Company entered into sales contracts with its major customers to sell certain quantities of ethanol at specified prices. The contracts generally run for six months from April through September and from October through March. As of March 31, 2006, the outstanding balance on fixed price sales contracts with delivery commencing April 1, 2006 or thereafter was $74,960,115. The Company has also entered into sales contracts for delivery beginning April 2006 through December 2006 for 9,744,000 gallons of ethanol for which the sales price will be determined by the market price at the transaction date.

         ETHANOL PURCHASE AND MARKETING AGREEMENT - On March 4, 2005, Kinergy entered into an Ethanol Purchase and Marketing Agreement with the owner of an ethanol production facility. The agreement was amended in April 2006 effective as of March 4, 2005. The agreement is effective for two years with automatic renewals for additional one-year periods. Kinergy has the exclusive right to market and sell all of the ethanol from the facility. Pursuant to the terms of the agreement, the purchase price of the ethanol may be negotiated monthly between Kinergy and the owner of the ethanol production facility without regard to the price at which Kinergy will re-sell the ethanol to its customers or Kinergy may pay the owner the gross payments received by Kinergy from third parties for forward sales of ethanol less certain transaction costs and fees and retain a 1.0% marketing fee calculated after deducting these costs and expenses. During the three months ended March 31, 2006, all purchases of ethanol from this facility were based on the monthly negotiated prices.

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

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

8.       DERIVATIVES:
         ------------

         The Company from time to time conducts hedging activities using derivative instruments. The hedging activities are conducted to appropriately manage risk by minimizing the Company's exposure to price volatility on purchase contracts with suppliers where the price is to be set at a future date and/or if the purchase contract specifies a

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         floating or "index-based" price for ethanol that is based on either the NYMEX price of gasoline or, to a lesser extent, the Chicago Board of Trade price of ethanol.

         The Company may utilize NYMEX unleaded gasoline futures contracts and other derivatives to reduce its exposure to unfavorable changes in NYMEX unleaded gasoline futures associated with its purchase commitments. The Company accounts for its use of these derivatives related to its hedging activities pursuant to SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in which the Company recognizes all of its derivative instruments in its statement of financial position as either assets or liabilities, depending on the rights or obligations under the contracts. Derivate instruments are measured at fair value, pursuant to the definition found in SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. Changes in the derivative's fair value are recognized currently in earning unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transacts that receive hedge accounting.

         The Company marked its derivative instruments to fair value at each period end. According to the Company's designation of the derivative, changes in the fair value of derivatives are reflected in net income or other comprehensive income.

         The Company reviews its contracts to determine if the contracts meet the definition of derivatives pursuant to SFAS No. 133. At March 31, 2006, the company had futures contracts that qualified as derivatives and were formally documented and designated as cash flow hedges of specified purchases commitments anticipated to occur between April 2006 and September 2006. During the three months ended March 31, 2006, the Company recognized unrealized gains of $680,904 which were included in other comprehensive income. For the three months ended March 31, 2006, the Company recognized $6,696 in other income for the change in fair value of the ineffective portion of a derivative designated as a cash flow hedge. The consolidated balance sheet at March 31, 2006 includes an increase in other current assets of $680,904 as a result of unrealized gains.

         The Company determined that the remainder of its derivative contracts qualified for the normal purchase and sale exemption and were designated and documented as such at March 31, 2006 and December 31, 2005.

9.       RELATED PARTY TRANSACTIONS:
         ---------------------------

         NOTES RECEIVABLE - On January 19, 2006, a management employee was advanced $91,699 at 5% interest, due and payable on or before July 19, 2006, for the withholding taxes due on the reportable gross taxable income related to a warrant exercise of 25,000 shares.

         VOTING AGREEMENT - On November 14, 2005, William L. Jones, Neil M. Koehler, Ryan W. Turner, Kenneth J. Friedman and Frank P. Greinke, each of whom is, with the exception of Mr. Turner, who resigned in April 2006, a director and/or executive officer of the Company (the "Stockholders"), and the Company, entered into a Voting Agreement (the "Voting Agreement") with Cascade Investment, L.L.C. ("Cascade" or "Purchaser"). The Stockholders collectively hold an aggregate of

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         9,162,704 shares of the Company's common stock. The Voting Agreement provides that the Stockholders may not transfer their shares of the Company's common stock, and must keep their shares free of all liens, proxies, voting trusts or agreements, until the Voting Agreement is terminated. The Voting Agreement provides that the Stockholders will each vote or execute a written consent in favor of the transactions contemplated by the Purchase Agreement between the Company and Purchaser (the "Transactions"). In addition, under the Voting Agreement, each Stockholder grants an irrevocable proxy to Neil M. Koehler to act as such Stockholder's proxy and attorney-in-fact to vote or execute a written consent in favor of the Transactions. The Voting Agreement is effective until the earlier of the approval of the Transactions by the Company's stockholders or the termination of the Purchase Agreement in accordance with its terms. The Transactions were approved by the stockholders on December 30, 2005.

         RELATED CUSTOMER - On August 10, 2005, the Company entered into a 6-month sales contract with Southern Counties Oil Co., a company owned by a director of the Company. The contract period is from October 1, 2005 through March 31, 2006 for 5,544,000 gallons of fuel grade ethanol to be delivered ratably at approximately 924,000 gallons per month at varying prices based on delivery destinations in Arizona, Nevada and California. During the three months ended March 31, 2006, sales to Southern Counties Oil Co. totaled $5,859,853 and accounts receivable from Southern Counties Oil Co. at March 31, 2006 totaled $1,611,120.

10.      SUBSEQUENT EVENTS:
         ------------------

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

         WARRANT EXERCISES - From April 1, 2006 through May 10, 2006, the Company issued 744,816 shares of common stock for the exercise of warrants and received proceeds of $2,300,832. Of these shares, 12,684 shares were issued pursuant to cashless exercises.

         OPTION EXERCISES - From April 1, 2006 through May 10, 2006, the Company issued 153,000 shares of common stock for the exercise of options and received proceeds of $1,076,250.

         ADVISORY FEE - On April 14, 2004, the Company entered into an agreement with Cagan-McAfee Capital Partners ("CMCP") and Chadbourn Securities, Inc., a related entity to CMCP, in connection with raising funding for and ethanol production facility. The Company terminated the consulting agreement on November 1, 2005 and pursuant to the terms of a Settlement Agreement, the Company paid Chadbourn $960,000 on April 13, 2006 in connection with the closing of the Company's offering of Series A Preferred Stock.

         CONSULTING AGREEMENT - On April 27, 2005, the Company engaged a consulting firm to explore capital raising alternatives. The Company paid the consulting firm an initial engagement fee of $300,000 upon execution of its engagement agreement. The engagement agreement also requires an additional engagement fee, the amount of which is dependent

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         upon the number of the Company's projects to be financed. The additional engagement fee has a range of a minimum of $300,000 and a maximum of one-half of one percent (1/2%) of the capital raised, and is payable upon the occurrence of certain events. In addition, the Company is obligated to pay to the consulting firm an arrangement fee of 3% to 3.5% of the capital raised. For the three months ended March 31, 2006, the Company paid the consulting firm $56,599 in additional expenses. On April 3, 2006, the consulting firm waived any rights it may have had, if any, to be paid a fee in connection with the Closing of the Company's debt financing with Hudson United Capital and Comerica Bank and no additional fees were due to the consulting firm.

         PREFERRED STOCK FINANCING - On April 13, 2006, the Company issued to Cascade, 5,250,000 shares of the Company's Series A Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"), at a price of $16.00 per share, for an aggregate purchase price of $84.0 million. Of the $84.0 million aggregate purchase price, $4.0 million was paid to the Company at closing and $80.0 million was deposited into a restricted cash account and will be disbursed in accordance with the Deposit Agreement described below. The Company is entitled to use the initial $4.0 million of proceeds for general working capital and must use the remaining $80.0 million for the construction or acquisition of one or more ethanol production facilities in accordance with the terms of the Deposit Agreement.

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

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         The Deposit Agreement between the Company and Comerica Bank provides for a restricted cash account into which $80.0 million of the aggregate purchase price for the Series A Preferred Stock has been deposited. The Company may not withdraw funds from the restricted cash account except in accordance with the terms of the Deposit Agreement. Under the Deposit Agreement, the Company may, with certain prescribed limitations, requisition funds from the restricted cash account for the payment of construction costs in connection with the construction of ethanol production facilities. Of the $80.0 million deposited into the restricted cash account, $20.0 million has been advanced to the Company for use in the construction of its Madera County ethanol plant.

         In connection with the issuance of the Series A Preferred Stock, the Company entered into a Registration Rights and Stockholders Agreement (the "Rights Agreement") with Cascade. The Rights Agreement is to be effective until the holders of the Series A Preferred Stock, and their affiliates, as a group, own less than 10% of the Series A Preferred Stock issued under the purchase agreement with Cascade, including common stock into which such Series A Preferred Stock has been converted (the "Termination Date"). The Rights Agreement provides that holders of a majority of the Series A Preferred Stock, including common stock into which the Series A Preferred Stock has been converted, may demand and cause the Company, at any time after April 13, 2007, to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Series A Preferred Stock (the "Registrable Securities"). Following such demand, the Company is required to notify any other holders of the Series A Preferred Stock or Registrable Securities of the Company's intent to file a registration statement and, to the extent requested by such holders, include them in the related registration statement. The Company is required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144(k) under the Securities Act of 1933, which requires, among other things, a minimum two-year holding period and requires that any holder availing itself of Rule 144(k) not be an affiliate of the Company. The holders are entitled to three demand registrations on Form S-1 and unlimited demand registrations on Form S-3; however, the Company is not obligated to effect more than two demand registrations on Form S-3 in any 12-month period.

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         DEBT FINANCING - On April 13, 2006, PEI Madera entered into a Construction and Term Loan Agreement (the "Construction Loan") with Comerica Bank ("Comerica") and Hudson United Capital ("Hudson") for a debt financing (the "Debt Financing"), from Hudson and Comerica (collectively, the "Lender"), in the aggregate amount of up to $34.0 million. The Debt Financing will provide a portion of the total financing necessary for the completion of the Company's ethanol production facility in Madera County, California (the "Project"). The Project cost is not to exceed approximately $65.5 million (the "Project Cost").

         The Company has contributed assets to PEI Madera having a value of approximately $13.9 million (the "Contributed Assets"). The Company is responsible for arranging cash equity (the "Contributed Amount") in an amount that, when combined with the Contributed Assets would be equal to no less than the difference between the Debt Financing amount of $34.0 million and the total Project Cost. The Contributed Amount was approximately $31.5 million and has been satisfied through the application of $17.7 million of Cascade's investment in the Company's Series A Preferred Stock.

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

                              PACIFIC ETHANOL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          Any of the factors described above or in the "Risk Factors" section of our Annual Report on Form 10-KSB for the year ended December 31, 2005 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

          Through Pacific Ethanol Madera, LLC, or PEI Madera, a second-tier subsidiary of our wholly-owned subsidiary, Pacific Ethanol California, Inc., or PEI California, we are constructing an ethanol production facility in Madera County to begin the production and sale of ethanol and its co-products. In April 2006, we secured all the necessary financing to complete construction of this facility. See "Preferred Stock Financing" and "Debt Financing" below. We also intend to construct or otherwise acquire additional ethanol production facilities as financing resources and business prospects make the construction or acquisition of these facilities advisable.

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

          Over the past few years, the market price of ethanol has experienced significant fluctuations. The price of ethanol declined by approximately 25% from its 2004 average price per gallon in five months from January 2005 through May 2005 and reversed this decline and increased to approximately 55% above its 2004 average price per gallon in four months from June 2005 through September 2005. From September through December 2005, the price of ethanol trended downward, but reversed its trend in the first quarter of 2006 by rising approximately 16% above its 2005 average price per gallon.

          We believe that the market price of ethanol will, for the foreseeable future, continue to experience significant fluctuations which may cause our future results of operations to fluctuate significantly. As a result, our historical results of operations may not be predictive of our future results of operations.

          Historically, Kinergy's gross profit margins have averaged between 2.0% and 4.4%. Kinergy's gross profit margins in the first quarter of 2006 and 2005 were 6.0% and 1.7%, respectively. We believe that Kinergy's future gross profit margins may be lower than average historical levels for two principal reasons. First, increased competition in the ethanol market may reduce margins. Second, Kinergy may, in some cases, engage in direct sale arrangements that typically result in lower gross margins. Historically, Kinergy's sales were comprised to a greater degree of inventory sales that often involved the buying and selling of ethanol based on anticipated trends in the market price of ethanol. These inventory sales represented higher-risk positions but enabled Kinergy to achieve higher margin levels, as compared to direct sales, as a result of correctly anticipating fluctuations in the market price of ethanol. As a result of highly-volatile ethanol prices, we are unable to estimate Kinergy's future gross profit margins from inventory sales. However, we believe that over longer periods of up to a year or more, our gross profit margin from inventory sales is unlikely to exceed our historic high average gross profit margin of 4.4%.

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

          Kinergy's gross profit margin increased by 253% from 1.7% in the first quarter of 2005 to 6.0% in the first quarter of 2006. Kinergy's gross profit margin in the first quarter of 2005 is generally reflective of the contracted margins for that period. The increase in Kinergy's gross profit margin in the first quarter of 2006 is generally reflective of opportunistic buying and selling during a period of rapidly increasing market prices. Kinergy entered into fixed-price purchase contracts for the October 2005 through March 2006 contracting period and maintained a net long ethanol position going into the first quarter of 2006. The decision to maintain a net long ethanol position was based on a confluence of factors, including management's expectation of increased prices of gasoline and petroleum and the acceleration of the phase-out of MTBE blending which we believed would result in a significant increase in demand for blending ethanol with gasoline.

SHARE EXCHANGE TRANSACTION

          On March 23, 2005, we completed a share exchange transaction, or the Share Exchange Transaction, with the shareholders of PEI California, and the holders of the membership interests of each of Kinergy and ReEnergy, LLC, or ReEnergy, pursuant to which we acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the Share Exchange Transaction, our predecessor, Accessity Corp., or Accessity, reincorporated in the State of Delaware under the name "Pacific Ethanol, Inc." through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the reincorporation, or the Reincorporation Merger. We are the surviving entity resulting from the reincorporation merger and Kinergy, PEI California and ReEnergy are three of our wholly-owned subsidiaries.

          The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. We have consolidated the results of PEI California, Kinergy, and ReEnergy beginning March 23, 2005, the date of the Share Exchange Transaction. Accordingly, our results of operations for the quarter ended March 31, 2005 consist of the operations of PEI California for that entire period and the operations of Kinergy and ReEnergy from March 23, 2005 through March 31, 2005. Our results of operations for the quarter ended March 31, 2006 consist of our operations and the operations of all of our wholly-owned subsidiaries, including PEI California, Kinergy and ReEnergy for that entire period.

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

          DEPOSIT AGREEMENT

          The Deposit Agreement between us and Comerica Bank provides for a restricted cash account into which $80.0 million of the aggregate purchase price for the Series A Preferred Stock has been deposited. We may not withdraw funds from the restricted cash account except in accordance with the terms of the Deposit Agreement. Under the Deposit Agreement, we may, with certain prescribed limitations, requisition funds from the restricted cash account for the payment of construction costs in connection with the construction of ethanol production facilities. Of the $80.0 million deposited into the restricted cash account, $20.0 million has been advanced to us for use in the construction of our Madera County ethanol plant.

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

DEBT FINANCING

         OVERVIEW

         On April 13, 2006, PEI California's second-tier subsidiary, Pacific Ethanol Madera LLC, or PEI Madera, entered into a Construction and Term Loan Agreement, or Construction Loan, with Hudson United Capital, or Hudson, and Comerica Bank, or Comerica. This debt financing, or Debt Financing, is in the aggregate amount of up to approximately $34.0 million and will provide a portion of the total financing necessary for the completion of our ethanol production facility in Madera County, or Project. The Project cost is not to exceed approximately $65.5 million, or Project Cost.

         We have contributed assets to PEI Madera having a value of approximately $13.9 million (the "Contributed Assets"). We are responsible for arranging cash equity (the "Contributed Amount") in an amount that, when combined with the Contributed Assets would be equal to no less than the difference between the Debt Financing amount of $34.0 million and the total Project Cost. The Contributed Amount was approximately $31.5 million and has been satisfied through the application of $17.7 million of Cascade's investment in our Series A Preferred Stock.

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

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

          INTANGIBLES, INCLUDING GOODWILL

          We evaluate impairment of long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSET. We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset's carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on management's experience and knowledge of our operations and the industries in which we operate. These estimates can be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of our customers and inflation.

          We believe the future cash flows to be received from its long-lived assets will exceed the assets' carrying value, and, accordingly, we have not recognized any impairment losses through March 31, 2006.

          Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. We account for our goodwill in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which requires an annual review for impairment or more frequently if impairment indicators arise. This review would include the determination of each reporting unit's fair value using market multiples and discounted cash flow modeling. We have adopted SFAS No. 142 guidelines for annual review of impairment of goodwill and has performed its annual review of impairment and accordingly, we have not recognized any impairment losses through March 31, 2006.

     STOCK-BASED COMPENSATION

          During the first quarter of 2006, effective as of the beginning of the year, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123R. Prior to that date, we used the intrinsic value method under Accounting Policy Board ("APB") Opinion No. 25 to recognize compensation cost. Under the method of accounting for the change to the fair value method, compensation cost recognized in 2006 is the same amount that would have been recognized if the fair value method would have been used for all awards granted. The effects on net income and earnings per share had the fair value method been applied to all outstanding and unvested awards in each period are reflected in Note 1 of the financial statements.

          Our assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under our stock option plan are included in Note 1 of the financial statements.

          We account for the stock options granted to non-employees in accordance with EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES and SFAS No. 123R.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          We attempt to minimize our exposure to price risk by using derivative instruments. In 2006, we entered into derivative instruments in an attempt to minimize our exposure to market volatility associated with certain purchase commitments. We account for our derivative transactions in accordance with SFAS No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended and interpreted. Derivative transactions, which can include forward contracts and futures positions on the New York Mercantile Exchange ("NYMEX"), are recorded on the balance sheet as assets and liabilities based on the derivative's fair value. Changes in the fair value of the derivative contracts are recognized currently in earnings unless specific hedge accounting criteria are met. If derivatives meet those criteria, the derivative's gains and losses offset related results on the hedged item in the income statement. We formally designate each derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

RESULTS OF OPERATIONS

         The table presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales. The columns present the following:

         o The first two data columns in the table show the absolute results for each period presented.

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

         o The last two columns in the table show the results for each period as a percentage of net sales.

     THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005


                                                                                                                   RESULTS AS A
                                                                                                                    PERCENTAGE
                                                                                  DOLLAR        PERCENTAGE     OF NET SALES FOR THE
                                                   THREE MONTHS ENDED            VARIANCE        VARIANCE       THREE MONTHS ENDED
                                                        MARCH 31,              ------------    -------------         MARCH 31,
                                             ------------------------------      FAVORABLE       FAVORABLE    ----------------------
                                                  2006             2005        (UNFAVORABLE)   (UNFAVORABLE)     2006        2005
                                             ------------     ------------     ------------    -------------  --------    ---------
Net sales .................................  $ 38,239,167     $  2,301,997     $ 35,937,170      1,561.1%       100.0%       100.0%
Cost of sales .............................    35,913,920        2,254,370       33,659,550      1,493.1         93.9         97.9
                                             ------------     ------------     ------------     ---------     --------    ---------
Gross profit ..............................     2,325,247           47,627        2,277,620      4,782.1          6.1          2.1
Selling, general and administrative
  expenses ................................     2,984,084          743,233        2,240,851       (301.5)         7.8         32.3
Feasibility study expensed in connection
  with acquisition of ReEnergy ............            --          852,250         (852,250)       100.0           --         37.0
                                             ------------     ------------     ------------     ---------     --------    ---------
Loss from operations ......................      (658,837)      (1,547,856)         889,019         57.4         (1.7)       (67.2)
Total other income (expense) ..............        51,779         (107,853)         159,632        148.0          0.1         (4.7)
                                             ------------     ------------     ------------     ---------     --------    ---------
Loss from operations before income taxes...      (607,058)      (1,655,709)       1,048,651         63.3         (1.6)       (71.9)
Provision for income taxes ................         4,705            1,600           (3,105)      (194.1)         0.0          0.1
                                             ------------     ------------     ------------     ---------     --------    ---------

Net loss ..................................  $   (611,763)    $ (1,657,309)    $  1,045,546         63.1%        (1.6)%      (72.0)%
                                             ============     ============     ============     =========     =========    =========

          NET SALES. Net sales for the three months ended March 31, 2006 increased by $35,937,170 to $38,239,167 as compared to $2,301,997 for the three months ended March 31, 2005. We completed our acquisition of Kinergy on March 23, 2005. Accordingly, our results of operations for the quarter ended March 31, 2005 consist of the operations of PEI California for that entire period and the operations of Kinergy and ReEnergy from March 23, 2005 through March 31, 2005. Our results of operations for the quarter ended March 31, 2006 consist of our operations and the operations of all of our wholly-owned subsidiaries, including PEI California, Kinergy and ReEnergy for that entire period.

          GROSS PROFIT. Gross profit for 2005 increased by $2,277,620 to $2,325,247 as compared to $47,627 for the three months ended March 31, 2005. Gross profit as a percentage of net sales increased to 6.1% for the three months ended March 31, 2006 as compared to 2.1% for the three months ended March 31, 2005. This difference is almost entirely attributable to higher gross margins achieved by Kinergy.

          Historically, Kinergy's gross profit margins have averaged between 2.0% and 4.4%. Kinergy's gross profit margin was 6.0% in the first quarter of 2006 as compared to 1.7% in the first quarter of 2005. Kinergy's gross profit margin in the first quarter of 2005 is generally reflective of the contracted margins for that period. The increase in Kinergy's gross profit margin in the first quarter of 2006 is generally reflective of opportunistic buying and selling during a period of rapidly increasing market prices. Kinergy entered into fixed-price purchase contracts for the October 2005 through March 2006 contracting period and maintained a net long ethanol position going into the first quarter of 2006. The decision to maintain a net long ethanol position was based on a confluence of factors, including management's expectation of increased prices of gasoline and petroleum and the acceleration of the phase-out of MTBE blending which we believed would result in a significant increase in demand for blending ethanol with gasoline.

          We believe that Kinergy's future gross profit margins may be lower than historical levels for two principal reasons. First, increased competition in the ethanol market may reduce margins. Second, Kinergy may, in some cases, engage in direct sales arrangements that typically result in lower gross margins.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2006 increased by $2,240,851 to $2,984,084 as compared to $743,233 for the three months ended March 31, 2005. This increase was primarily due to $885,094 in additional legal, accounting and consulting fees, $176,442 in additional amortization of intangibles, $175,866 in additional non-cash compensation and non-cash consulting expenses, $555,831 in additional payroll expense related to the three executive employment agreements that became effective upon the consummation of the Share Exchange Transaction on March 23, 2005, the addition of two staff positions in May and June 2005, an employee promotion in May 2005, the addition of two executive positions in June 2005, the addition of two high-level ethanol plant management positions in September 2005, the addition of three staff positions in the fourth quarter of 2005, and the addition of three staff positions in the first quarter of 2006. The increase in selling, general and administrative expenses was also due to $22,482 in additional insurance expense related primarily to liability and property coverage for our Madera County construction site, a $88,121 increase in business travel expenses, a $95,602 increase in policy and investor relations expenses, a $17,496 increase in rents, a $9,044 increase in advertising and marketing expense, an $34,007 increase in dues and trade memberships, a $10,512 increase in telephone expense, a $44,324 increase in terminated project development expense, and the net balance of $126,030 related to various increases in other selling, general and administrative expenses.

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

          FEASIBILITY STUDY EXPENSED IN CONNECTION WITH ACQUISITION OF REENERGY. Feasibility study expenses in connection with acquisition of ReEnergy for the three months ended March 31, 2006 were $0 as compared to $852,250 for the three months ended March 31, 2005. This amount arose in the connection with the acquisition of ReEnergy and relates to a feasibility study for an ethanol plant in Visalia, California. Based on this study, ReEnergy entered into an option to buy land for the ethanol plant. The option expired unexercised on December 15, 2005.

          OTHER INCOME/(EXPENSE). Other income/(expense) increased by $159,632 to $51,779 for the three months ended March 31, 2006 as compared to ($107,853) for the three months ended March 31, 2005, primarily due to a $49,080 increase in interest income, a $19,595 decrease in other income, a net decrease of $138,492 in interest expense related to long-term debt, amortization of discount, and construction payables, net of capitalized interest related to our planned Madera County ethanol plant, and an increase of $8,345 in bank charges, finance charges, and short-term interest.

LIQUIDITY AND CAPITAL RESOURCES

          During the three months ended March 31, 2006, we funded our operations primarily from our cash on hand, net income from the operations of Kinergy and net proceeds from the exercise of warrants and options to purchase shares of our common stock. As of March 31, 2006, we had negative working capital of $10,569,314, representing a decrease in working capital of $7,675,181 from negative working capital of $2,894,133 as of December 31, 2005. This decrease in working capital is primarily due to an increase in accounts payable to W.M. Lyles Co., a related party, for the construction of our Madera County ethanol production facility as well as an increase in accounts payable of Kinergy.

          Our current available capital resources consist primarily of approximately $4.2 million in cash as of March 31, 2006. This amount was primarily raised through the exercise of outstanding warrants and options. We expect that our future available capital resources will consist primarily of any balance of the $4.2 million in cash as of March 31, 2006, cash generated from Kinergy's ethanol marketing business, if any, restricted and unrestricted proceeds from the issuance of our Series A Preferred Stock to Cascade, and any future debt and/or equity financings.

          Accounts receivable increased $3,007,632 during the three months ended March 31, 2006 from $4,947,538 as of December 31, 2005 to $7,955,170 as of March
31, 2006. Kinergy's sales growth contributed substantially all of this increase.

          Inventory balances increased $281,492 during the three months ended March 31, 2006, from $362,972 as of December 31, 2005 to $644,464 as of March 31, 2006. As of December 31, 2005, there was significant inventory in transit (prepaid inventory) due to logistical delays in delivery to our inventory terminal locations. The increased inventory balance as of March 31, 2006 reflects a return to a more typical balance between inventory in transit and actual inventory on hand.

          Other current assets increased $517,787 during the three months ended March 31, 2006, from $86,054 as of December 31, 2005 to $603,841 as of March 31,
2006. The increase is primarily related to deposits for derivative instruments.

          Total other assets increased $368,091 during the three months ended March 31, 2006 from $10,196,892 as of December 31, 2005 to $10,564,983 as of
March 31, 2006. The increase is primarily due to deferred financing fees related to our debt financing for the completion of our ethanol production facility in Madera County. See "Debt Financing" above.

          Cash provided by our operating activities totaled $4,998,183 for the three months ended March 31, 2006 compared to cash used in our operating activities of $1,196,080 for the three months ended March 31, 2005. This $5,694,263 increase in cash provided by operating activities primarily resulted from an increase in accounts payable and accrued expenses.

          Cash used in our investing activities totaled $11,020,530 for the three months ended March 31, 2006 as compared to $2,976,737 of cash provided in the three months ended March 31, 2005. Included in the results for the three months ended March 31, 2006 are $13,770,530 in cash used for additions to property, plant, and equipment primarily reflecting the Madera County plant construction and $2,750,000 in proceeds from sale of marketable securities.

          Cash provided by our financing activities totaled $5,702,138 for the three months ended March 31, 2006 as compared to $18,962,854 for the three months ended March 31, 2005. The entire amount for the three months ended March 31, 2006 is related to gross proceeds from the exercise of warrants and stock options. The amount for the three months ended March 31, 2005 includes the proceeds from PEI California's private placement transaction in March 2005. See "Share Exchange Transaction" above.

          On April 13, 2006, we issued to Cascade 5,250,000 shares of our Series A Preferred Stock at a price of $16.00 per share for an aggregate purchase price of $84.0 million. Of the $84.0 million aggregate purchase price, $4.0 million was paid to us at closing and $80.0 million has been deposited into a restricted cash account and will be disbursed in accordance with a Deposit Agreement. We are entitled to use the initial $4.0 million of proceeds for general working capital and must use the remaining $80.0 million for the construction or acquisition of one or more ethanol production facilities in accordance with the terms of the Deposit Agreement. Of the $80.0 million deposited into the restricted cash account, $20.0 million has been advanced to us for use in the construction of our Madera County ethanol plant. See "Preferred Stock Financing" above.

          On April 13, 2006, PEI Madera entered into a Construction Loan with Hudson and Comerica for debt financing in the aggregate amount of up to approximately $34.0 million. We must use these loan proceeds for the construction of our Madera County ethanol production facility.

          A portion of the proceeds from the Series A Preferred Stock financing and the entire amount of the approximately $34.0 million in Debt Financing are expected to be used as follows for a total cost of completion of our Madera County ethanol production facility estimated at approximately $55.3 million: site work ($1.7 million); building and concrete ($7.0 million); site utilities ($1.1 million); equipment and tanks ($19.2 million); piping ($5.7 million); electrical ($3.7 million); and engineering, general conditions, and other ($16.9 million). The above amounts do not include up to $10.2 million in additional funding required for capital raising expenses, interest expense during construction and working capital for a total project cost of approximately
$65.5 million.

          We have a $2.0 million revolving line of credit with Comerica Bank, or Comerica, that we use from time to time in connection with the operations of Kinergy. Principal amounts outstanding under the line of credit accrue interest, on a per annum basis, at Comerica's "base rate" of interest plus 1.0%. Comerica's "base rate" of interest is currently the prime rate of interest and is subject to adjustment from time to time by Comerica. As of March 31, 2006, the interest rate on principal amounts outstanding under the line of credit would have been 8.75%. There were no balances outstanding on the line of credit as of March 31, 2006 and December 31, 2005.

          On October 1, 2005, we issued an Irrevocable Standby Letter of Credit by Comerica Bank for any sum not to exceed a total of $400,000, leaving funds available of $1.6 million on the line of credit. The designated beneficiary of the letter of credit is one of our vendors, and the letter was initially valid through March 31, 2006. On April 1, 2006, the Irrevocable Standby Letter of Credit was extended to September 30, 2006.

          We believe that current and future available capital resources, revenues generated from operations and other existing sources of liquidity, including the credit facilities we have, and our offering of Series A Preferred Stock and the available proceeds from the Debt Financing, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth or hinder our ability to compete.

EFFECTS OF INFLATION

          The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     INDEXED PURCHASE COMMITMENTS

          We are exposed to market risks primarily related to volatility in unleaded gasoline prices associated with purchase commitments for ethanol. We utilize NYMEX commodity-based futures contracts to attempt to hedge our exposure to these market price fluctuations. As of March 31, 2006, we had entered into NYMEX futures contracts that will settle from April 2006 through September 2006. These contracts qualify as cash flow hedges, therefore, unrealized gains and losses in the fair value of these instruments are recognized in other comprehensive income. This accounting treatment is discussed further under Note 1 "Organization and Summary of Significant Accounting Policies" in our consolidated financial statements contained elsewhere in this report.

          The fair value estimate is based on the difference between NYMEX market data available on March 31, 2006 and the applicable contract price, multiplied by the number of gallons stated in the futures contract. The time value component of the derivative value was not significant, and was therefore excluded from the calculation of fair value.

ITEM 4.  CONTROLS AND PROCEDURES.

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

         A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

         On April 7, 2006, in connection with its audit of our consolidated financial statements for the year ended December 31, 2005, Hein & Associates LLP, our independent registered public accounting firm ("Hein"), advised management and our audit committee of the following matter that Hein considered to be a material weakness: The organization of our accounting department at that time did not provide us with the appropriate resources and adequate technical skills to accurately account for and disclose our activities.

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

         As a result of the identification of this matter by Hein, management evaluated, with consultation from our audit committee, in the second quarter of 2006 and as of March 31, 2006, the impact of our lack of appropriate resources and adequate technical skills in our accounting department and concluded, in the second quarter of 2006 and as of March 31, 2006, that the control deficiency that resulted in our lack of appropriate resources and adequate technical skills in our accounting department represented a material weakness and concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level.

         To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

         REMEDIATION OF MATERIAL WEAKNESS

         To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following subsequent to March 31, 2006, in the periods specified below:

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

         In the second quarter of 2006, we successfully hired a Director of Financial Reporting who has expertise in public company financial reporting compliance. We also replaced one support staff member with a more well-qualified individual. We continue to seek to hire an additional accounting supervisory support staff member who will report to our Controller and/or our Director of Financial Reporting.

         Our remediation plans also include exploring the advisability of seeking guidance from financial consultants who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters. In addition, we intend to define new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. We plan to assign individuals with appropriate knowledge and skills to perform these processes and plan to provide those individuals with adequate technical and other resources to help ensure the proper application of accounting principles and the timely and appropriate disclosure of routine and non-routine transactions. We also intend to hire a General Counsel who will work with our Chief Financial Officer and Director of Financial Reporting to help ensure that our disclosures are timely and appropriate.

         We believe that our current Director of Financial Reporting and our additional accounting supervisory support staff member, once hired, will contribute additional expertise to our team of finance and accounting personnel. In addition, we believe that, by replacing one support staff member with a more well-qualified individual, we have added an individual who will contribute additional expertise to our team of finance and accounting personnel. We also believe that our new position of General Counsel, once it is filled with a suitable candidate, will contribute additional expertise to help ensure that our reporting obligations are satisfied.

         Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weakness also described above. Although management intends to hire one additional accounting supervisory support staff member and a General Counsel as soon as practicable, it may take an extended period of time until suitable candidates can be located and hired. Management is, however, optimistic that these personnel can be located and hired by the third quarter of 2006 and that the material weakness described above can be fully remediated by the fourth quarter of 2006. Until we hire an additional accounting supervisory support staff member, as planned, management may hire outside consultants to assist us in satisfying our financial reporting obligations.

         Our Director of Financial Reporting has an annual base salary of $85,000, not including benefits and other costs of employment. Management believes that a suitable candidate for General Counsel will have an annual base salary in the range of $150,000 to $200,000, not including benefits and other costs of employment. Management also believes that a suitable candidate for our additional accounting supervisory support staff member will have an annual base salary in the range of $40,000 to $50,000, not including benefits and other costs of employment. Management is unable, however, to estimate our expenditures related to fees, if any, that may be paid to financial consultants in connection with their guidance in identifying and evaluating complex accounting and reporting matters. Management is also unable to estimate our expenditures related to the development of new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. Management is also unable to estimate our expenditures related to the hiring of other outside consultants, if any, to assist us in satisfying our financial reporting obligations. In addition, management is unable to estimate our expenditures related to higher fees to be paid to our independent auditors in connection with their review of this remediation.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

          There were no changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 1A. RISK FACTORS

         In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-KSB are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SALES OF EQUITY SECURITIES

         From January through March 2006, we issued an aggregate of 1,647,946 shares of our common stock upon the exercise of outstanding warrants, net of 7,171 shares of common stock deemed tendered back to us upon cashless exercises of certain of those warrants. In connection with the warrant exercises, other than cashless exercises, we received aggregate gross proceeds of $5,494,065.

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

         None.

ITEM 5.  OTHER INFORMATION.

          None.

ITEM 6.  EXHIBITS.

   Exhibit
   Number      Description
   ------      -----------

      10.1  First Amendment to Pacific Ethanol, Inc. 2004 Stock Option Plan (1)

      31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

      31.2 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

      32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
__________
*        Filed herewith.
(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K for January 26, 2006 (File No. 0-21467) filed with the Commission on February 1, 2006.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PACIFIC ETHANOL, INC.

Dated:  May 15, 2006                  By: /S/ WILLIAM G. LANGLEY
                                          --------------------------------------
                                           William G. Langley
                                           Chief Financial Officer
                                           (principal financial officer and duly
                                           authorized officer)

                         EXHIBITS FILED WITH THIS REPORT


   Exhibit
   Number      Description
   ------      -----------

    31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

    31.2 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

    32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted