Form 10-Q
period 2006-06-30
Pacific Ethanol, Inc.
filed 2006-08-18
CIK 778164

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number: 0-21467

PACIFIC ETHANOL, INC.
(Name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2170618 (I.R.S. Employer Identification No.)

5711 N. West Avenue
Fresno, California 93711
(Address of principal executive offices)

(559) 435-1771
(Registrant’s telephone number, including Area Code)

Not applicable.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of August 17, 2006, there were 37,224,236 shares of Pacific Ethanol, Inc. common stock, $.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS	June 30, 2006	December 31, 2005
	(unaudited)
Current Assets:
Cash and cash equivalents	$139,994,795	$4,521,111
Restricted cash	893,878	—
Investments in marketable securities	—	2,750,000
Accounts receivable (including $661,839 and $937,713 as of June 30, 2006 and December 31, 2005, respectively, from related parties)	12,764,801	4,947,538
Notes receivable - related party	—	135,995
Inventories	2,973,345	362,972
Prepaid expenses	321,422	626,575
Prepaid inventory	649,030	1,349,427
Derivative instruments	1,770,282	—
Other current assets	1,560,872	86,054
Total current assets	160,928,425	14,779,672
Property and Equipment, net	52,049,443	23,208,248

Restricted cash for plant construction and acquisitions	60,175,169	—
Goodwill	2,565,750	2,565,750
Intangible assets, net	7,215,839	7,568,723
Other assets	227,803	62,419
Total Assets	$283,162,429	$48,184,812

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2006	December 31, 2005
	(unaudited)
Current Liabilities:
Current portion - related party note payable	$2,123,978	$1,200,000
Accounts payable - trade	10,894,201	4,755,235
Accounts payable - related party	4,660,049	6,411,618
Accrued retention - related party	2,510,794	1,450,500
Accrued payroll	279,672	433,887
Other accrued liabilities	3,829,163	3,422,565
Total current liabilities	24,297,857	17,673,805
Related-Party Notes Payable, Net of Current Portion	—	1,995,576

Total Liabilities	24,297,857	19,669,381
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized: Series A Cumulative Redeemable Convertible Preferred Stock, 5,250,000 and 0 shares issued and outstanding and aggregate liquidation preference of $84,897,534 and $0 as of June 30, 2006 and December 31, 2005, respectively	5,250	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 37,223,236 and 28,874,442 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	37,223	28,874
Additional paid-in capital	358,356,147	43,697,486
Unvested consulting expense	(1,048,014)	(1,625,964)
Accumulated other comprehensive income	790,602	—
Due from stockholders	(600)	(600)
Accumulated deficit	(99,276,036)	(13,584,365)
Total stockholders’ equity	258,864,572	28,515,431
Total Liabilities and Stockholders’ Equity	$283,162,429	$48,184,812

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales (including $2,722,864, $8,584,749, $1,496,178 and $1,849,236 for the three and six months ended June 30, 2006 and 2005, respectively, to a related party)	$46,461,077	$22,814,433	$84,700,244	$25,116,430
Cost of goods sold	43,153,457	22,662,908	79,067,377	24,917,278
Gross profit	3,307,620	151,525	5,632,867	199,152
Operating expenses:
Selling, general and administrative expenses	4,758,996	2,393,071	7,743,080	3,136,304
Services rendered in connection with feasibility study	—	—	—	852,250
Loss from operations	(1,451,376)	(2,241,546)	(2,110,213)	(3,789,402)
Other income (expense), net	1,277,479	18,294	1,329,257	(89,559)
Income (loss) before provision for income taxes	(173,897)	(2,223,252)	(780,956)	(3,878,961)
Provision for income taxes	8,476	3,200	13,181	4,800
Net loss	$(182,373)	$(2,226,452)	$(794,137)	$(3,883,761)
Preferred stock dividends	$(897,534)	$—	$(897,534)	$—
Deemed dividend on preferred stock	(84,000,000)	—	(84,000,000)	—
Loss available to common stockholders	$(85,079,907)	$(2,226,452)	$(85,691,671)	$(3,883,761)
Weighted average shares outstanding	33,214,606	27,977,127	31,410,920	21,415,102
Basic and diluted loss per common share	$(2.56)	$(0.08)	$(2.73)	$(0.18)

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(182,373)	$(2,226,452)	$(794,137)	$(3,883,761)
Other comprehensive income, net of tax:
Cash flow hedges:
Net change in the fair value of derivatives, net of tax	116,394	—	790,602	—
Comprehensive loss	$(65,979)	$(2,226,452)	$(3,535)	$(3,883,761)

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Unvested Consulting	Other Comprehensive	Due From	Accumulated
	Shares	Amount	Stock	Amount	Capital	Expense	Income	Stockholders	Deficit	Total
Balances, December 31, 2005	—	$—	28,874,442	$28,874	$43,697,486	$(1,625,964)	$—	$(600)	$(13,584,365)	$28,515,431
Issuance of preferred stock, net of offering costs of $1,433,266	5,250,000	5,250	—	—	82,561,484	—	—	—	—	82,566,734
Deemed dividend on preferred stock	—	—	—	—	84,000,000	—	—	—	(84,000,000)	—
Preferred stock dividend	—	—	—	—	—	—	—	—	(897,534)	(897,534)
Issuance of common stock for private investment in public equity, net of issuance costs of $7,380,711	—	—	5,496,583	5,497	137,613,652	—	—	—	—	137,619,149
Compensation expense related to issuance of warrants for consulting services	—	—	—	—	—	577,950	—	—	—	577,950
Stock issued for exercise of warrants for cash	—	—	2,518,358	2,518	8,556,480	—	—	—	—	8,558,998
Stock issued for cashless exercise of warrants	—	—	150,353	150	(150)	—	—	—	—	—
Compensation expense for options issued to employees and directors	—	—	—	—	624,304	—	—	—	—	624,304
Stock issued for exercise of stock options for cash	—	—	183,500	184	1,302,891	—	—	—	—	1,303,075
Other comprehensive income from cash flow hedges	—	—	—	—	—	—	790,602	—	—	790,602
Net loss	—	—	—	—	—	—	—	—	(794,137)	(794,137)
Balances, June 30, 2006	5,250,000	$5,250	37,223,236	$37,223	$358,356,147	$(1,048,014)	$790,602	$(600)	$(99,276,036)	$258,864,572

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net loss	$(794,137)	$(3,883,761)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	419,940	40,457
Amortization of debt issuance costs	175,933	235,334
Amortization of debt discount	128,404	120,268
Non-cash compensation expense	624,304	883,250
Non-cash consulting expense	577,950	460,386
Non-cash services rendered in connection with feasibility study	—	702,250
Non-cash gain on derivatives	(462,680)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,817,263)	407,923
Note receivable, related party	135,995	—
Inventories	(2,610,373)	(530,395)
Prepaid expenses and other assets	(320,722)	(667,081)
Prepaid inventory	700,397	307,562
Increase in restricted cash	(893,878)	—
Increase in derivative assets	(517,000)	—
Accounts payable and accrued expenses	5,493,815	224,519
Accounts payable and accrued retention, related party	(691,275)	854,029
Net cash used in operating activities	(5,850,590)	(845,259)
Investing Activities:
Additions to property, plant and equipment	(28,908,251)	(2,845,742)
Proceeds from sale of available-for-sale investment	2,750,000	—
Increase in restricted cash designated for construction projects and acquisitions	(60,175,169)	—
Net cash acquired in acquisition of Kinergy, ReEnergy and Accessity	—	1,146,854
Costs associated with share exchange transaction	—	(307,808)
Net cash used in investing activities	(86,333,420)	(2,006,696)
Financing Activities:
Proceeds from sale of common stock, net	137,619,149	18,879,749
Proceeds from sale of preferred stock, net	82,566,734	—
Proceeds from exercise of warrants and stock options	9,862,073	332,503
Payments on borrowings, related party	(1,200,002)	—
Receipt of stockholder receivable	—	67,500
Cash paid for debt issuance costs	(1,190,260)	—
Net cash provided by financing activities	227,702,694	19,279,752
Net increase (decrease) in cash and cash equivalents	135,473,684	16,427,797
Cash and cash equivalents at beginning of period	4,521,111	42
Cash and cash equivalents at end of period	$139,994,795	$16,427,839

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Supplemental Information:
Cash paid for interest	$184,782	$386,854
Cash paid for taxes	$13,181	$5,600
Non-Cash Financing and Investing activities:
Increase in fair value of derivative instruments	$790,602	$—
Deemed dividend on preferred stock	$84,000,000	$—
Conversion of debt to equity	$—	$1,245,000
Issuance of warrants for consulting services	$—	$2,139,000
Issuance of warrants for employee compensation	$—	$883,250
Purchase of ReEnergy with stock	$—	$316,250
Shares contributed by stockholder in purchase of ReEnergy	$—	$506,000
Shares contributed by stockholder in purchase of Kinergy	$—	$1,012,000
Stock returned as payment for stock option exercise	$—	$1,195,314
Purchase of Kinergy with stock	$—	$9,803,750

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization and Share Exchange Transaction:

On March 23, 2005, Pacific Ethanol, Inc., a Delaware corporation, (the “Company”) completed a share exchange transaction (“Share Exchange Transaction”), with the shareholders of Pacific Ethanol California, Inc. (“PEI California”) and the holders of the membership interests of each of Kinergy Marketing, LLC (“Kinergy”) and ReEnergy, LLC (“ReEnergy”), pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the Share Exchange Transaction, the Company’s predecessor, Accessity Corp., a New York corporation (“Accessity”), reincorporated in the State of Delaware under the name “Pacific Ethanol, Inc.” through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the sole purpose of effecting the reincorporation (the “Reincorporation Merger”). In connection with the Reincorporation Merger, the shareholders of Accessity became stockholders of the Company and the Company succeeded to the rights, properties, and assets and assumed the liabilities of Accessity.

The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. The Company has consolidated the results of PEI California, Kinergy, and ReEnergy beginning March 23, 2005, the date of the Share Exchange Transaction. Accordingly, the Company’s results of operations for the three months ended June 30, 2005 consist of the operations of PEI California, Kinergy and ReEnergy for that entire period; and the Company’s results of operations for the six months ended June 30, 2005 consist of the operations of PEI California for that entire period and the operations of Kinergy and ReEnergy from March 23, 2005 through June 30, 2005.

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

2.  Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of the operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

The Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company and the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements for the years ended December 31, 2005 and 2004 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2006.

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

Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The accounts maintained by the Company at the financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2006, the uninsured balance was $201,155,393 and at December 31, 2005 the uninsured balance was $4,048,476. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk of loss on cash.

During the three and six months ended June 30, 2006 and 2005, the Company had sales to gasoline refining and distribution companies representing 10% or more of total sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Customer A	14%	19%	18%	18%
Customer B	15%	11%	13%	11%
Customer C	13%	9%	11%	9%
Customer D (related party)	6%	7%	10%	7%

As of June 30, 2006, the Company had receivables of approximately $5,253,148 from these customers, representing 41% of total accounts receivable.

During the three and six months ended June 30, 2006 and 2005, the Company had purchases from ethanol suppliers representing 10% or more of total purchases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Vendor A	27%	11%	28%	11%
Vendor B	22%	21%	23%	21%
Vendor C	15%	22%	15%	21%
Vendor D	10%	—	6%	—
Vendor E	4%	26%	2%	26%

Restricted Cash - The current restricted cash balance at June 30, 2006 of $893,878 is the balance of deposits held at the Company’s trade broker in connection with trading instruments entered into as part of the Company’s hedging strategy.

The long-term restricted cash balance at June 30, 2006 of $60,175,169 is the remaining balance of the $80.0 million in cash received in connection with the issuance of 5,250,000 shares of the Company’s Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) which will be disbursed in accordance with a Deposit Agreement between the Company and Comerica Bank. (See Note 6). The Deposit Agreement provides for a restricted cash account into which $80.0 million of the aggregate purchase price for the Series A Preferred Stock has been deposited. The Company may not withdraw funds from the restricted cash account except in accordance with the terms of the Deposit Agreement. Under the Deposit Agreement, the Company may, with certain prescribed limitations, requisition funds from the restricted cash account for the payment of construction costs in connection with the construction of ethanol production facilities. Of the $80.0 million deposited into the restricted cash account, $20.0 million has been advanced to the Company for use in the construction of its Madera County ethanol plant.

Inventories - Inventories consist of bulk ethanol fuel and is valued at the lower-of-cost-or-market, cost being determined on a first-in, first-out basis. Shipping and handling costs are classified as a component of cost of goods sold in the accompanying Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities - In 2006 the Company implemented a policy to minimize its exposure to commodity price risk associated with certain anticipated commodity purchases and sales and interest rate risk associated with anticipated corporate borrowings by using derivative instruments. The Company accounts for its derivative transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Derivative transactions, which can include forward contracts and futures positions on the New York Mercantile Exchange (“NYMEX”) and interest rate caps are recorded on the balance sheet as assets and liabilities based on the derivative’s fair value. Changes in the fair value of the derivative contracts are recognized currently in earnings unless specific hedge accounting criteria are met. If derivatives meet those criteria, effective gains and losses are deferred in other comprehensive income and later recorded together with the hedged item in earnings. For derivatives designated as a hedge, the Company formally documents the hedge and assesses the effectiveness with associated transactions. The Company has designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales.

Impairment of Long-Lived Assets - The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. The Company assesses the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on management’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These estimates can be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of the Company’s customers and inflation.

The Company believes the future cash flows to be received from its long-lived assets will exceed the assets’ carrying values, and, accordingly, the Company has not recognized any impairment losses through June 30, 2006.

Goodwill - Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires an annual review for impairment or more frequently if impairment indicators arise. This review would include the determination of each reporting unit’s fair value using market multiples and discounted cash flow modeling. The Company has adopted SFAS No. 142 guidelines for annual review of impairment of goodwill and performed its annual review of impairment in March 2006. The Company has not recognized any impairment losses through June 30, 2006.

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123R”). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and accordingly the Company adopted this standard on January 1 , 2006.

SFAS No. 123R provides for two transition methods. The “modified prospective” method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The “modified retrospective” method requires that, beginning in the first quarter of 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the proforma disclosures previously required under SFAS No. 123. The Company has elected to use the “modified prospective” in adopting this standard.

Prior to January 1, 2006, the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation. As provided for by SFAS No. 123, the Company had elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, compensation expense had been recognized to the extent of employee or director services rendered based on the intrinsic value of stock options granted under the plan. The Company accounts for common stock, stock options, and warrants granted to non-employees based on the fair market value of the instrument, using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate and expected dividend yield at the grant date.

For all awards granted prior to January 1, 2006, the unearned deferred fair value of stock-based compensation was recognized as an expense on a straight-line basis over the remaining requisite service period, ranging from six months to three years. The Company’s financial results for prior periods have not been restated. The adoption of SFAS No. 123R had no effect on net loss for the three and six months ended June 30, 2006 for stock-based compensation cost related to employee stock options. The unrecognized compensation cost related to non-vested share-based compensation arrangements for all employee stock options outstanding at June 30, 2006, as measured at the date of grant, was approximately $2,757,150.

Effective with the adoption of SFAS No. 123R, stock-based compensation expense related to the Company’s share-based compensation arrangements attributable to employees is being recorded as a component of general and administrative expense in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 107, Topic 14, paragraph F, Classification of Compensation Expense Associated with Share-Based Payment Arrangements (“SAB 107”).

Stock-based compensation expense related to employee and non-employee stock options recognized in the operating results for the three and six months ended June 30, 2006 and 2005 were as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Employees — included in general and administrative	$312,152	$651,000	$624,304	$883,250

Non-employees — included in general and administrative	288,975	267,375	577,950	460,386
Total stock-based compensation expense	$601,127	$918,375	$1,202,254	$1,343,636

The estimated fair value of employee options granted was determined in accordance with SFAS No. 123R on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions . As no options were granted during the six months ended June 30, 2006 the following assumptions remain the same: risk free interest rate of 3.9% to 4.5%; dividend yield 0%; volatility 53.6% to 55.0% and expected life of 5.5 to 10 years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock options. The expected volatility is based on the historical volatility of the Company’s common stock and based on management’s forecasts. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on expectations regarding future exercises of options which generally vest over 5.5 to 10 years.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested option forfeitures at 0% as of June 30, 2006 and incorporated this rate in estimated fair value of employee option grants.

The Company’s determination of fair value is affected by the Company’s common stock price as well as the assumptions discussed above that require judgment. No options were granted during the six months ended June 30, 2006. A summary of the status of Company’s stock option plans as of June 30, 2006 and of changes in options outstanding under the Company’s plans during the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	927,500	$7.53
Granted	—	$—
Exercised	(183,500)	$7.10
Terminated	(3,000)	$5.50
Outstanding at June 30, 2006	741,000	$7.64
Options exercisable at June 30, 2006	76,000	$5.95

The weighted average remaining term of all options outstanding decreased from 9.61 years at December 31, 2005 to 9.11 years at June 30, 2006. At June 30, 2006 the Company had 665,000 stock options outstanding under its 2004 Stock Option Plan, and 76,000 stock options outstanding under its Amended 1995 Incentive Stock Plan.

SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to the Company’s accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

Had compensation cost for stock options granted to employees and directors prior to January 1, 2006 been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss for the three and six months ended June 30, 2005 would not have changed.

Revenue Recognition - The Company derives revenue primarily from sales of ethanol. The Company’s net sales are based upon written agreements or purchase orders that identify the amount of ethanol to be purchased and the purchase price. Shipments are made to customers, either, directly from suppliers or from the Company’s inventory to the customers by truck or rail. Ethanol that is shipped by rail originates primarily in the Midwest and takes from 10 to 14 days from date of shipment to be delivered to the customer or to various terminals in the Western United States. For local deliveries, the product is shipped by truck and delivered the same day as shipment.

In accordance with SAB No. 104, Revenue Recognition, and the related Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenues on the sale of ethanol that are shipped from the Company’s stock of inventory are recognized when the ethanol has been delivered to the customer, provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectibility is reasonably assured.

Also, in accordance with EITF Issue No. 99-19, revenue from direct shipments of third-party ethanol sales are recognized upon delivery, and recorded at the gross amount when the Company is responsible for fulfillment of the customer order, has latitude in pricing, incurs credit risk on the receivable and has discretion in the selection of the supplier. Shipping and handling costs are included in cost of goods sold.

In addition, the Company has entered into certain contracts under which the supplier is responsible for fulfillment of the customer order, the supplier has approval of pricing terms, credit risk is shared between the Company and the supplier and the Company does not have discretion in the selection of the supplier. Under these contracts, the Company pays the supplier the gross payments received by the Company from third parties for sales of ethanol less certain transaction costs and a fixed fee. (See Note 7.) In accordance with EITF Issue No. 99-19, revenues under these contracts are recorded net as the Company is deemed to be an agent. In the three and six months ending June 30, 2006 and 2005 an immaterial amount of service revenue was recorded.

Income (Loss) Per Common Share - The Company computes income (loss) per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings (loss) per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net income and have been considered in the calculation of income (loss) available to common stockholders in computing basic earnings (loss) per share. Diluted earnings per share is equal to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible preferred stock, stock options, etc.) as if they had been converted. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted earnings per share. The following securities are excluded in the calculation of diluted shares outstanding as their effects would be anti-dilutive for the periods ended June 30, 2006 and 2005, as follows:

	2006	2005

Stock options and warrants	3,705,548	954,587
Convertible preferred stock	10,500,000	—
Total	14,205,548	954,587

Reclassifications - Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassification had no effect on net loss.

3.     Property And Equipment:

Property and equipment consisted of the following:

	June 30, 2006	December 31, 2005
Land	$515,298	$515,298
Facilities	4,234,703	4,234,703
Equipment and vehicles	373,520	373,520
Office furniture, fixtures and equipment	553,847	378,149
	5,677,368	5,501,670
Accumulated depreciation	(277,432)	(210,675)
	5,399,936	5,290,995
Construction in progress	46,649,507	17,917,253
	$52,049,443	$23,208,248

As of June 30, 2006 and December 31, 2005, the Company had incurred costs of $38,440,841 and $17,917,253, respectively, under its Amended and Restated Phase 1 Design-Build Agreement and its Phase 2 Design-Build Agreement both dated November 2, 2005 with W.M. Lyles Co., a subsidiary of Lyles Diversified, Inc. (“LDI”), a former stockholder of the Company, which has been included in construction in progress at June 30, 2006 and December 31, 2005, respectively. Included in this amount is a total of $2,032,042 and $1,306,499, respectively, related to the construction management fee of W.M. Lyles Co., of which $130,518 and $195,901 had not been paid at June 30, 2006 and December 31, 2005, respectively.

As of June 30, 2006 and December 31, 2005, the Company had accounts payable due to W.M. Lyles Co. of $4,630,747 and $6,411,618, respectively, related to the construction in progress of an ethanol plant. As of June 30, 2006 and December 31, 2005, the Company had accrued retention due to W.M. Lyles Co. of $2,510,794 and $1,450,500, respectively, related to the construction in progress of an ethanol plant. Included in construction in progress at June 30, 2006 and December 31, 2005 is capitalized interest of $739,756 and $343,793, respectively.

The Madera ethanol production facility is estimated to have a construction cost of approximately $64.1 million as follows: site work ($1.7 million); building and concrete ($10.9 million); site utilities ($1.1 million); equipment and tanks ($21.1 million); piping ($5.7 million); electrical ($3.7 million); and engineering, general conditions and other ($19.9 million). In addition to the construction cost, the Madera project will require up to $11.2 million in additional funds for capital raising expenses, start-up inventory and working capital for a total project cost of up to approximately $75.3 million. The Company had previously estimated a total project cost of approximately $65.5 million.

Other construction in progress consists of engineering, site design, permitting, and other development costs related to preparation for the construction of additional ethanol production facilities.

As of June 30, 2006 and December 31, 2005, property and equipment totaling $4,114,391 had not been placed in service. Depreciation expense was $66,834 for the six months ended June 30, 2006 and $85,250 for the year ended December 31, 2005.

4.     Accrued Liabilities:

Accrued liabilities as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
Fire damage restoration in progress	$2,012,686	$3,157,969
Insurance policy premium financing	—	209,469
Preferred Stock Dividend Payable	897,534	—
Other accrued liabilities	918,943	55,127
Total accrued liabilities	$3,829,163	$3,422,565

5.     Debt:

Related Party Notes Payable - In connection with the acquisition of the grain facility in March 2003, on June 16, 2003 PEI California entered into a Term Loan Agreement (the “Loan Agreement”) with LDI whereby LDI loaned PEI California $5,100,000. On April 13, 2006, Pacific Ethanol Madera, LLC (“PEI Madera”), a second-tier subsidiary of the Company, and LDI entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) whereby the Loan Agreement was assigned by the Company to PEI Madera. The Amended and Restated Loan Agreement currently carries a variable interest rate based on The Wall Street Journal Prime Rate (8.25% as of June 30, 2006) plus 2%. Principal payments are due annually in three equal installments beginning June 20, 2006 and ending June 20, 2008. The amounts owing under the Amended and Restated Loan Agreement are collateralized by a lien created by a deed of trust on the grain facility, which deed of trust is subject and subordinate to the lien created by a deed of trust in favor of the lender under the construction loan with Hudson United Capital and Comerica Bank described below. The Amended and Restated Loan Agreement is described in further detail in the Company’s Form 10-KSB for the year ended December 31, 2005.

Debt Financing - On April 13, 2006, PEI Madera entered into a Construction and Term Loan Agreement dated April 10, 2006 (the “Construction Loan”) with Comerica Bank (“Comerica”) and Hudson United Capital (“Hudson”) for a debt financing (the “Debt Financing”), from Hudson and Comerica (collectively, the “Lender”), in the aggregate amount of up to $34.0 million. The Debt Financing may be used by the Company as part of the total financing necessary for the completion of the Company’s ethanol production facility in Madera County, California (the “Project”). The Company incurred related debt issuance costs of $1,190,260, and is amortizing such costs over the term of the loan.

The Company has contributed assets to PEI Madera having a value of approximately $13.9 million (the “Contributed Assets”). The Company is responsible for arranging cash equity (the “Contributed Amount”) in an amount that, when combined with the Contributed Assets would be equal to no less than the difference between the Debt Financing amount of $34.0 million and the total Project Cost. The Contributed Amount was initially approximately $31.5 million and has been satisfied through the application of $17.7 million of Cascade’s investment in the Company’s Series A Preferred Stock.

The Debt Financing will initially be in the form the Construction Loan that will mature on or before the Final Completion Date, after which the Debt Financing will be converted to a term loan (the “Term Loan”), that will mature on the seventh anniversary of the closing of the Term Loan. On the Term Loan Conversion Date the Company is required to pay a fee of 1% of the borrowed amount upon conversion of the Construction Loan to the Term Loan. If the Construction Loan were to go unused, the last day in which the debt could be used is October 10, 2007. If the conversion does not occur and PEI Madera elects to repay the Construction Loan, then PEI Madera must pay a termination fee equal to 5.00% of the amount of the Construction Loan. The closing of the Term Loan is expected to be the Final Completion Date. The Construction Loan interest rate will float at a rate equal to the 30-day London Inter Bank Offered Rate (“LIBOR”), plus 3.75%. PEI Madera will be required to pay the Construction Loan interest monthly during the term of the Construction Loan. The Term Loan interest rate will float at a rate equal to the 90-day LIBOR plus 4.00%. PEI Madera will be required to purchase interest rate protection in the form of a LIBOR rate cap of no more than 5.50% from a provider on terms and conditions reasonably acceptable to Lender, and in an amount covering no less than 70% of the principal outstanding on any loan payment date commencing on the closing date through the fifth anniversary of the Term Loan. (See note 8.) Loan repayments on the Term Loan are to be due quarterly in arrears for a total of 28 payments beginning on the closing of the Term Loan and ending on its maturity date. The loan amortization for the Project will be established on the closing of the Term Loan based upon the operating cash projected to be available to PEI Madera from the Project as determined by closing pro forma projections. The Debt Financing will be the only indebtedness permitted on the Project. The Debt Financing will be senior to all obligations of the Project and PEI Madera other than direct Project operating expenses and expenses incurred in the ordinary course of business. All direct and out-of-pocket expenses of the Company or the Company’s direct and indirect subsidiaries will be reimbursed only after the repayment of the Debt Financing obligations.

The Term Loan amount will be the lesser of (i) $34.0 Million, (ii) 52.25% of the total Project Cost as of the Term Loan Conversion Date, and (iii) an amount equal to the present value (discounted at an interest rate of 9.5% per annum) of 43.67% of the operating cash distributable to and received by PEI Madera supported by the closing pro forma projections, from the closing of Term Loan through the seventh anniversary of such closing.

The Debt Financing is secured by: (i) a perfected first priority security interest in all of the assets of PEI Madera, including inventories and all right title and interest in all tangible and intangible assets of the Project; (ii) a perfected first priority security interest in the Project’s grain facility, including all of PEI Madera’s and the Company’s and its affiliates’ right title and interest in all tangible and intangible assets of the Project’s grain facility; (iii) a pledge of 100% of the ownership interest in PEI Madera; (iv) a pledge of the PEI Madera’s ownership interest in the Project; (v) an assignment of all revenues produced by the Project and PEI Madera; (vi) the pledge and assignment of the material Project documents, to the extent assignable; (vii) all contractual cash flows associated with such agreements; and (viii) any other collateral security as Lender may reasonably request. In addition, the Construction Loan is secured by a completion bond provided by W.M. Lyles Co.

As of June 30, 2006, the Company was in compliance with all bank covenants under the Debt Financing and no borrowings under the Debt Financing were outstanding.

6.	Stockholders’ Equity:

Preferred Stock - The Company has 10,000,000 shares of preferred stock authorized, of which 7,000,000 have been designated as Series A Preferred Stock. As of June 30, 2006, 5,250,000 shares of Series A Preferred Stock were issued and outstanding.

On April 13, 2006, the Company issued to Cascade Investment, L.L.C. (“Cascade”), 5,250,000 shares of Series A Preferred Stock at a price of $16.00 per share, for an aggregate purchase price of $84.0 million. The Company is entitled to use $4.0 million of the proceeds for general working capital and must use the remaining $80.0 million for the construction or acquisition of one or more ethanol production facilities in accordance with the terms of a Deposit Agreement.

Under the Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock (the “Certificate of Designations”), the Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series A Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% per annum of the purchase price per share of the Series A Preferred Stock; however, such dividends may, at the Company’s option, be paid in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock.

The holders of the Series A Preferred Stock have conversion rights initially equivalent to two shares of common stock for each share of Series A Preferred Stock. The conversion ratio is subject to customary antidilution adjustments, including in the event that the Company issues equity securities at a price equivalent to less than $8.00 per share, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis). Certain specified issuances will not result in antidilution adjustments. The shares of Series A Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series A Preferred Stock of 25% or more. Accrued but unpaid dividends on the Series A Preferred Stock are to be paid in cash upon any conversion of the Series A Preferred Stock.

The holders of Series A Preferred Stock have a liquidation preference over the holders of the Company’s common stock equivalent to the purchase price per share of the Series A Preferred Stock plus any accrued and unpaid dividends on the Series A Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including transfer of all or substantially all of the Company’s capital stock or assets or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series A Preferred Stock vote affirmatively in favor of or otherwise consent to such transaction.

Upon the occurrence of a Redemption Event (as defined below), the Series A Preferred Stock will be subject to redemption, at the option of the holders of 66 2/3% of the then outstanding shares of Series A Preferred Stock. The redemption price for shares of Series A Preferred Stock subject to redemption will be equal to the Series A Preferred Stock issue price per share plus any accrued but unpaid dividends plus an amount sufficient to yield an Internal Rate of Return of 5.00%, payable in immediately available funds. A Redemption Event is defined as (i) the Company withdrawing or utilizing funds from the restricted cash account in violation of the terms of the Deposit Agreement, (ii) the Company publicly disclosing an intent not to build or acquire additional ethanol production facilities for an indefinite period or for a period of at least two years from the time of the announcement, (iii) the Company failing to withdraw funds from the restricted cash account for a period of two years, or (iv) amounts remaining in the restricted cash account after December 31, 2009.

In connection with the issuance of the Series A Preferred Stock, the Company entered into a Registration Rights and Stockholders Agreement (the “Rights Agreement”) with Cascade. The Rights Agreement is to be effective until the holders of the Series A Preferred Stock, and their affiliates, as a group, own less than 10% of the Series A Preferred Stock issued under the purchase agreement with Cascade, including common stock into which such Series A Preferred Stock has been converted (the “Termination Date”). The Rights Agreement provides that holders of a majority of the Series A Preferred Stock, including common stock into which the Series A Preferred Stock has been converted, may demand and cause the Company, at any time after April 13, 2007, to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Series A Preferred Stock (the “Registrable Securities”). Following such demand, the Company is required to notify any other holders of the Series A Preferred Stock or Registrable Securities of the Company’s intent to file a registration statement and, to the extent requested by such holders, include them in the related registration statement. The Company is required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144(k) under the Securities Act of 1933, which requires, among other things, a minimum two-year holding period and requires that any holder availing itself of Rule 144(k) not be an affiliate of the Company. The holders are entitled to three demand registrations on Form S-1 and unlimited demand registrations on Form S-3; however, the Company is not obligated to effect more than two demand registrations on Form S-3 in any 12-month period.

In addition to the demand registration rights afforded the holders under the Rights Agreement, the holders are entitled to “piggyback” registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by the Company with respect to other registrations of equity securities. The holders are entitled to unlimited “piggyback” registration rights.

The Rights Agreement also provides for the initial appointment of two persons designated by Cascade to the Company’s Board of Directors, and the appointment of one of such persons as the Chairman of the Compensation Committee of the Board of Directors. Following the Termination Date, Cascade is required to cause its director designees, and all other designees, to resign from all applicable committees and boards of directors, effective as of the Termination Date.

Deemed Dividend on Preferred Stock

In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Series A Preferred Stock is considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock at the issuance date. The Company has recorded a deemed dividend on preferred stock in its financial statements for the three and six months ended June 30, 2006. This non-cash dividend is to reflect the implied economic value to the preferred stockholder of being able to convert its shares into common stock at a price which is in excess of the fair value of the Series A Preferred Stock. The fair value allocated to the Series A Preferred Stock together with the original conversion terms were used to calculate the value of the deemed dividend on the Series A Preferred Stock of $84 million at the date of issuance. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock of $8.00 per share and the fair market value of the Company’s common stock of $29.27 on the date of issuance of the Series A Preferred Stock. The fair value allocated to the Series A Preferred Stock was in excess of the gross proceeds received of $84 million in connection with the sale of the Series A Preferred Stock; however, the deemed dividend on the Series A Preferred Stock is limited to the gross proceeds received of $84 million. This amount has been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The Company has treated the deemed dividend on preferred stock as a reconciling item on the Consolidated Statements of Operations to adjust its reported net loss, together with any preferred stock dividends recorded during the applicable period, to “loss available to common stockholders.”

Likely Embedded Derivative

Under the provisions of SFAS No. 133, the Series A Preferred Stock’s redemption feature is likely a derivative instrument that requires bifurcation from the host contract. SFAS No. 133 requires all derivative instruments to be measured at fair value. However, because the underlying events that would cause the redemption feature to be exercisable (i.e., redemption events) are not probable of occurrence in the foreseeable future, the Company believes that the fair value of the embedded derivative was de minimis at the date of issuance of the Series A Preferred Stock. The Company will continue to evaluate the redemption feature and the probability of the occurrence of the redemption events at each reporting period to determine if a fair value should be ascribed to such embedded derivative and recorded in the Company’s financial statements.

Common Stock - The Company has 100,000,000 shares of common stock authorized. As of June 30, 2006, 37,223,236 shares of common stock were issued and outstanding.

On May 31, 2006 (the “Closing Date”), the Company issued to 45 accredited investors an aggregate of 5,496,583 shares of common stock at a price of $26.38 per share, for an aggregate purchase price of $145.0 million in cash.  The Company intends to use the net proceeds of approximately $138.0 million, net of capital raising fees and expenses, for construction of additional ethanol plants and working capital.

The Company also issued to the investors warrants to purchase an aggregate of 2,748,297 shares of common stock at an exercise price of $31.55 per share.  The warrants are exercisable on or after a date that is the later of (i) six months from the Closing Date and (ii) the effective date of the related registration statement, through and including the date that is the later of (a) nine months from the Closing Date and (b) thirty days after the effective date of the related registration statement.

The Company was obligated under a Securities Purchase Agreement (the “Purchase Agreement”) related to the above private offering to file, by June 30, 2006, a registration statement with the SEC, registering for resale shares of common stock, and shares of common stock underlying the warrants, issued in connection with the private offering. The Company filed the registration statement with the SEC on June 23, 2006. The Company’s registration obligations also require, that it cause the registration statement to be declared effective on the date, which is the earliest of (i) if the registration statement does not become subject to review by the SEC, (a) ninety days after the Closing Date, or (b) five trading days after the Company receives notification from the SEC that the registration statement will not become subject to review and the Company fails to request to accelerate the effectiveness of the registration statement, or (ii) if the registration statement becomes subject to review by the SEC, one hundred twenty days after the Closing Date. The registration statement was declared effective by the SEC on July 10, 2006.

The Company has evaluated the classification of common stock and warrants issued in the private offering in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and EITF D-98, Classification and Measurement of Redeemable Securities. The Company has determined, based on a valuation performed by an independent appraiser that the maximum potential liquidated damages are less than the difference in fair value between registered and unregistered shares of the Company’s stock and, therefore, has classified the common stock and warrants as equity.

The Company paid cash placement agent fees of approximately $7.25 million to the exclusive placement agent in connection with the private offering, and has agreed to pay up to an additional approximately $3.90 million in the event that all warrants are exercised in full by the investors.

Warrants - The following table summarizes warrant activity for the six months ended June 30, 2006 and the year ended December 31, 2005:

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2005	2,904,818	$0.0001 - 5.00	$3.26
Warrants granted	2,748,297	31.55	31.55
Warrants exercised	(2,688,567)	0.0001 - 5.00	3.38
Balance at June 30, 2006	2,964,548	$0.0001 - 31.55	$29.39

The weighted average remaining contractual life and weighted average exercise price of all warrants outstanding and of warrants exercisable as of June 30, 2006 were as follows:

		Warrants Outstanding		Warrants Exercisable
Range of Exercise		Weighted Average	Weighted-Average	Number	Weighted-Average
Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.0001	86,251	2.74	$0.0001	—	$ —
$3.00	86,000	0.73	$3.00	86,000	$3.00
$5.00	44,000	0.73	$5.00	44,000	$5.00
$31.55	2,748,297	0.67	$31.55	—	$ —
	2,964,548			130,000

7.     Commitments and Contingencies:

Purchase Commitments - During the six months ended June 30, 2006, the Company entered into purchase contracts with its major suppliers to acquire certain quantities of ethanol, corn, and denaturant.

As of June 30, 2006, the outstanding balance on fixed price contracts for the purchase of ethanol was $88,057,151. As of June 30, 2006, the Company also had purchase contracts for 56.2 million gallons of ethanol where the purchase price will be determined by the market price at the transaction date.

As of June 30, 2006, the outstanding balance on fixed price contracts for the purchase of corn was $4,304,300. As of June 30, 2006, the outstanding balance on fixed price purchase contracts for the purchase of denaturant was $859,200.

Sales Commitments - During the six months ended June 30, 2006, the Company entered into sales contracts with its major customers to sell certain quantities of ethanol and denaturant.

As of June 30, 2006, the outstanding balance on fixed price contracts for the sale of ethanol was $131,635,928. As of June 30, 2006, the Company also had sales contracts for 70.9 million gallons of ethanol where the sales price will be determined by the market price at the transaction date.

As of June 30, 2006, the outstanding balance on fixed price sales contracts for the sale of denaturant was $1,139,324.

Ethanol Purchase and Marketing Agreement - On March 4, 2005, Kinergy entered into an Ethanol Purchase and Marketing Agreement with the owner of an ethanol production facility. The agreement was amended in April 2006. The agreement is effective for two years with automatic renewals for additional one-year periods. Kinergy has the exclusive right to market and sell all of the ethanol from the facility. Pursuant to the terms of the agreement, the purchase price of the ethanol may be negotiated monthly between Kinergy and the owner of the ethanol production facility without regard to the price at which Kinergy will re-sell the ethanol to its customers or Kinergy may pay the owner the gross payments received by Kinergy from third parties for forward sales of ethanol less certain transaction costs and fees and retain a 1.0% marketing fee calculated after deducting these costs and expenses. During the six months ended June 30, 2006, purchases of ethanol from this facility were based on a blend of monthly negotiated prices, contract period fixed prices, and index-based prices based on a weekly NYMEX average.

Ethanol Marketing Agreement - On August 31, 2005, Kinergy entered into an Ethanol Marketing Agreement with the owner of an ethanol production facility. The agreement is effective for three years with automatic renewals for additional one-year periods thereafter. Kinergy has the exclusive right to market and sell all of the ethanol from the facility. Kinergy is to pay the owner the gross payments received by Kinergy from third parties for forward sales of ethanol less certain transaction costs and fees. Kinergy may also deduct and retain an amount equal to 1.0% of the difference between the gross payments received by Kinergy and the transaction costs and fees. On August 9, 2006, Kinergy entered into an amendment and restatement of the Ethanol Marketing Agreement, which among other things, allows the Company to make direct purchases from the owner of the ethanol production facility. See revenue recognition discussed in Note 2.

Litigation - General - The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect the Company’s quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect the Company’s financial position, results of operations or cash flows.

Litigation - Barry Spiegel - On December 23, 2005, Barry J. Spiegel, a stockholder of the Company and former director of Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512) (the “Spiegel Action”), against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell (collectively, the “Defendants”). Messrs. Siegel, Udell and Friedman are former directors of Accessity and the Company. Mr. Kart is a former executive officer of Accessity and the Company. The Spiegel Action relates to the Share Exchange Transaction and purports to state five counts against the Defendants: (i) breach of fiduciary duty, (ii) violation of Florida’s Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida Securities and Investor Protection Act. Mr. Spiegel is seeking $22.0 million in damages. On March 8, 2006, Defendants filed a motion to dismiss the Spiegel Action, which remains pending. No discovery has been taken. The Company has agreed with Messrs. Friedman, Siegel, Kart and Udell to advance the costs of defense in connection with the Spiegel Action. Under applicable provisions of Delaware law, the Company may be responsible to indemnify each of the Defendants in connection with the Spiegel Action.

Litigation - Gerald Zutler - In January 2003, DriverShield CRM Corp., or DriverShield, then a wholly-owned subsidiary of the Company’s predecessor, Accessity, was served with a complaint filed by Mr. Gerald Zutler, its former President and Chief Operating Officer, alleging, among other things, that DriverShield breached his employment contract, that there was fraudulent concealment of DriverShield’s intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. The complaint was filed in the Supreme Court of the State of New York, County of Nassau, Index No.: 654/03. Mr. Zutler sought damages of approximately $2.2 million, plus punitive damages and reasonable attorneys’ fees. On July 20, 2006, the Company settled Mr. Zutler’s claims in full and subsequently made a settlement payment to Mr. Zutler in the amount of $515,000, of which $150,000 was covered by DriverShield’s insurance carrier.

Litigation - Mercator - In 2003, Accessity filed a lawsuit seeking damages in excess of $100 million against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., Presidion’s parent corporation, (ii) Presidion’s investment bankers, Mercator Group, LLC, or Mercator, and various related and affiliated parties and (iii) Taurus Global LLC, or Taurus, (collectively referred to as the “Mercator Action”), alleging that these parties committed a number of wrongful acts, including, but not limited to tortuously interfering in a transaction between Accessity and Presidion Solutions Inc. In 2004, Accessity dismissed this lawsuit without prejudice, which was filed in Florida state court. The Company recently refiled this action in the State of California, for a similar amount, as the Company believes that this is the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, the Company filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. Arbitration hearings have been scheduled to commence in March 2007. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing the Company in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and the Company will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

Employment Agreements - On June 26, 2006, the Company entered into Executive Employment Agreements with each of John T. Miller, its Chief Operating Officer, and Christopher W. Wright, its Vice President, General Counsel and Secretary, that each provide for a one-year term and automatic one-year renewals thereafter, unless the executive or the Company provides written notice to the other at least 90 days prior to the expiration of the then-current term. Each executive is to receive a base salary of $185,000 per year and is entitled to receive a cash bonus not to exceed 50% of his base salary. Each executive is entitled to $92,500 for six months of severance pay effective throughout the entire term of his agreement and is also entitled to reimbursement of his costs associated with his relocation to the location of the Company’s corporate headquarters. Each executive is also to be issued an aggregate of 54,000 shares of the Company’s common stock pursuant to a restricted stock or restricted stock unit award under an incentive plan to be instituted by the Company that will vest as to 13,500 shares immediately and as to an additional 10,125 shares on each of the first, second, third and fourth anniversaries of the initial grant. The award is subject to stockholder approval of the related incentive plan. The incentive plan is to include terms comparable to those contained in the Company’s existing 2004 Stock Option Plan providing for accelerated vesting in connection with a change in control of the Company.

8.     Derivatives:

The business and activities of the Company expose it to a variety of market risks, including risks related to changes in commodity prices and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. The Company accounts for its use of derivatives related to its hedging activities pursuant to SFAS No. 133, in which the Company recognizes all of its derivative instruments in its statement of financial position as either assets or liabilities, depending on the rights or obligations under the contracts. The Company has designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales. Derivative instruments are measured at fair value, pursuant to the definition found in SFAS No. 107, Disclosures about Fair Value of Financial Instruments. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s effective gains and losses to be deferred in other comprehensive income and later recorded together with the gains and losses to offset related results on the hedged item in earnings. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Commodity Risk - Cash Flow Hedges - As part of its risk management strategy, the Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices out up to eighteen months. These hedging activities are conducted to protect product margin to reduce the potentially adverse effects that market volatility could have on operating results by minimizing the Company’s exposure to price volatility on ethanol sale and purchase commitments where the price is to be set at a future date and/or if the contract specifies a floating or “index-based” price for ethanol that is based on either the NYMEX price of gasoline or the Chicago Board of Trade price of ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize the Company’s exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in earnings. In the three and six months ending June 30, 2006 and 2005 an immaterial amount of ineffectiveness was recorded in cost of goods sold. In the three and six months ending June 30, 2006 $188,244 and $194,940 was recorded in other income, respectively. In the three and six months ending June 30, 2005 no amount of ineffectiveness was recorded to other income. Amounts remaining in other comprehensive income will be reclassified to earnings upon the recognition of the related purchase or sale. The notional balance of these derivatives as of June 30, 2006 and 2005 were $37,186,884 and $0, respectively.

Commodity Risk - Non-Designated Hedges - Occasionally the Company executes basis swaps to fix the cost of forecasted corn purchases. As of June 30, 2006, the Company had purchased and sold corn futures that will settle in November 2006, giving the Company the right to purchase 860,000 bushels of corn at $0.0225 per bushel and sell 430,000 bushels of corn at $0.07 per bushel.

Interest Rate Risk - As part of the Company’s interest rate risk management strategy, the Company uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate cost associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps on the three-month LIBOR. The capitalization rate for a notional balance ranging from $0 to $22,705,473 is 5.50% per annum. The capitalization rate for a notional balance ranging from $0 to 9,730,917 is 6.00% per annum. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the caps against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in earnings. During the three and six months ending June 30, 2006 and 2005, an immaterial amount of ineffectiveness was recorded in interest expense. Amounts remaining in other comprehensive income will be reclassified to earnings upon the recognition of the hedged interest expense.

The Company marked its derivative instruments to fair value at each period end, except for those derivative contracts which qualified for the normal purchase and sale exemption pursuant to SFAS No. 133. According to the Company’s designation of the derivative, changes in the fair value of derivatives are reflected in earnings or other comprehensive income.

Other Comprehensive Income
	Commodity Derivatives	Interest Rate Derivatives
	Gains/(Loss)*	Gains/(Loss)*
Beginning balance, December 31, 2005	$—	$—
Net changes	1,711,851	13,588
Amount reclassified to revenue	(718,360)	—
Amount reclassified to cost of goods sold	(12,297)	—
Amount reclassified to interest expense	—	(9,240)
Amount reclassified to other income	(194,940)	—
Ending balance, June 30, 2006	$786,254	$4,348
—————
*Calculated on a pretax basis

9.      Related Party Transactions:

Related Customer - On January 14, 2006, the Company entered into a 6-month sales contract with a contract period beginning April 1, 2006 through September 30, 2006 for 2,100,000 gallons of fuel grade ethanol to be delivered ratably at approximately 350,000 gallons per month at varying prices based on delivery destinations in California. On June 13, 2006, the Company entered into an additional 6-month sales contract with a contract period beginning October 1, 2006 through March 31, 2007 for 6,300,000 gallons of fuel grade ethanol to be delivered ratably at approximately 1,050,000 gallons per month at varying prices based on delivery destinations in California, Nevada, and Arizona. During the six months ended June 30, 2006, sales to Southern Counties Oil Co. totaled $8,584,749 and accounts receivable from Southern Counties Oil Co. at June 30, 2006 totaled $659,585.

10.   Subsequent Events:

Termination of Amended 1995 Stock Incentive Plan - On July 19, 2006, the Company terminated its Amended 1995 Stock Incentive Plan, except to the extent of currently issued and outstanding options under the plan.

Payoff of LDI Term Loan - On July 21, 2006, the Company paid off the balance of the LDI term loan in the amount of $2,413,479, including interest in the amount of $13,479.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	fluctuations in the market price of ethanol;
•	the projected growth or contraction in the ethanol market in which we operate;
•	our business strategy for expanding, maintaining or contracting our presence in this market;
•	our ability to obtain the necessary financing to complete construction of our planned ethanol production facilities other than our facility in Madera County, California;
•	anticipated trends in our financial condition and results of operations; and
•	our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in the “Risk Factors” section below could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

Our primary goal is to become a leader in the production, marketing and sale of ethanol and other renewable fuels in the Western United States.

We are currently engaged in the business of marketing and selling ethanol in the Western United States. Through our wholly owned subsidiary, Kinergy Marketing, LLC, or Kinergy, we provide transportation, storage and delivery of ethanol through third-party service providers. We sell ethanol primarily in California, Nevada, Arizona, Washington and Oregon and have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States. We do not currently produce any ethanol that we sell. Until we commence the production of ethanol, we expect that our operations will consist primarily of the marketing and sale of ethanol produced by third-parties. We anticipate that our net sales will grow in the long-term as demand for ethanol increases and as a result of our marketing agreements with third-party ethanol producers.

We believe that we have a competitive advantage due to the market niche that we have developed by supplying ethanol to customers in several major metropolitan and rural markets in California and other Western states. We also believe that the experience of our management over the past two decades and our ethanol marketing and sales operations conducted over the past five years have enabled us to establish valuable relationships in the ethanol marketing industry and understand the business of marketing ethanol.

Through Pacific Ethanol Madera, LLC, or PEI Madera, a second-tier subsidiary of our wholly-owned subsidiary, Pacific Ethanol California, Inc., or PEI California, we are constructing an ethanol production facility in Madera County, California. In April 2006, we secured all the necessary financing to complete construction of this facility. In May 2006, we commenced construction of our second ethanol production facility, located in Boardman, Oregon, which when completed is expected to produce at least 35 million gallons of ethanol per year. We are currently in advanced stages of development of three other ethanol facilities in two Western states. We also intend to construct or otherwise acquire additional ethanol production facilities as financing resources and business prospects make the construction or acquisition of these facilities advisable. In May 2006, we secured $138 million of additional financing to further fund our expansion plans.

Currently, ethanol represents only up to 3% of the total annual gasoline demand in the United States. We believe that the ethanol industry has substantial potential for growth to reach what we estimate is an achievable level of at least 10% of the total annual gasoline demand in the United States. An increase in the demand for ethanol from California’s current level of 5.7%, or approximately 950 million gallons per year, to at least 10%, of total annual gasoline demand would result in demand for approximately 700 million additional gallons of ethanol, representing an increase in annual demand in California of approximately 75% and an increase in annual demand in the entire United States of approximately 18%.

We have two principal methods of marketing and selling ethanol: direct sales and inventory sales. The first method of marketing and selling ethanol involves direct sales through which suppliers deliver ethanol directly via rail to our customers. For direct sales, we typically match ethanol purchase and sale contracts of like quantities and delivery periods. These direct sales typically involve selection of a customer after the ethanol is purchased and fulfillment of the purchase terms to that customer. Our second method of selling ethanol involves truck deliveries from inventory purchased in advance. For inventory sales, as with direct sales, we select a particular customer and fulfill the terms of sale to that customer from our inventory. However, a time lag may result from inventory transit and turnover times. As a result, in some cases we may supply ethanol under new inventory sales contracts from existing inventory, and in some cases we may supply from currently acquired inventory. In either case, these transactions involve some price risks resulting from potential fluctuations in the market price of ethanol.

Management seeks to optimize transitions to new inventory sales contracts and reduce the effects in the case of declining ethanol prices by managing inventory as carefully as possible to decrease inventory levels in anticipation of declining ethanol prices. In addition, management seeks to increase inventory levels in anticipation of rising ethanol prices. Because we decrease inventory levels in anticipation of declining ethanol prices and increase inventory levels in anticipation of rising ethanol prices, we are subject to the risk of ethanol prices moving in unanticipated directions, which could result in declining or even negative gross profit margins over certain periods of time. However, this also enables us, in some cases, to benefit from above-normal gross profit margins.

Over the past few years, the market price of ethanol has experienced significant fluctuations. For example, our average sales price of ethanol declined by approximately 25% from our 2004 average sales price per gallon in five months from January 2005 through May 2005 and reversed this decline and increased to approximately 55% above our 2004 average sales price per gallon in four months from June 2005 through September 2005; and from September through December 2005, our average sales price of ethanol trended downward, but reversed its trend in the first six months of 2006 by rising approximately 31% above our 2005 average sales price per gallon.

We believe that the market price of ethanol will, for the foreseeable future, continue to experience significant fluctuations which may cause our future results of operations to fluctuate significantly. As a result, our historical results of operations may not be predictive of our future results of operations.

Historically, Kinergy’s gross profit margins have averaged between 2.0% and 4.4%. Gross profit margins above this historical average range generally result when we are able to correctly anticipate and benefit from holding a net long position (i.e., volume on purchase contracts, together with inventory, exceeds volume on sales contracts) while ethanol prices are rising, or holding a net short position (i.e., volume on sales contracts exceeds volume on purchase contracts and inventory) while ethanol prices are declining. Gross profit margins below the historical average range generally result when a net long or short position is held and there is a sustained adverse movement in market prices.

Our future gross margins will primarily depend on the confluence of four key factors: (i) the degree of competition in the ethanol market, which may reduce margins; (ii) the proportion of direct sale arrangements, which typically result in lower gross profit margins, to our inventory sales, which typically result in higher gross profit margins; (iii) the volatility of the market price of ethanol; and (iv) management’s ability to anticipate trends in the market price of ethanol and our ability to implement and hold the appropriate net long or net short positions. Given the difficulty associated with forecasting any of these factors, we are unable to estimate our future gross profit margins.

If we are able to complete our ethanol production facilities in Madera County and Boardman and commence producing ethanol, we expect our gross profit margins for ethanol that we produce to be substantially higher than our gross profit margins for our direct and inventory sales of ethanol produced by third parties. However, any gross profits that we realize from the production of ethanol will be highly dependent upon the prevailing market price of ethanol at the time of sale. Moreover, in light of the recent and expected future volatility in the price of ethanol, we are now, and expect for the foreseeable future to be, unable to estimate our gross profit margins resulting from the sale of ethanol that we may produce.

Our gross profit margin increased from 0.7% in the second quarter of 2005 to 7.0% in the second quarter of 2006. Our gross profit margins increased from 0.8% in the first six months of 2005 to 6.6% in the first six months of 2006. Our lower gross profit margins in the second quarter and for the first six months of 2005 as compared to the same periods in 2006 resulted primarily from the transition from inventory sales contracts ending in the first quarter of 2005 to new inventory sales contracts beginning in the second quarter of 2005 during a period of rapidly declining market prices. Because of the time lag in delivering ethanol under new inventory sales contracts, we sold ethanol under these contracts from existing inventory that was purchased at levels higher than the prevailing market price at the time of sale. The increase in our gross profit margins in the second quarter and for the first six months of 2006 as compared to the same periods in 2005 is generally reflective of opportunistic buying and selling during a period of rapidly increasing market prices. We established and maintained net long ethanol positions going during much of the first and second quarters of 2006. The decision to maintain net long ethanol positions was based on a confluence of factors, including management’s expectation of increased prices of gasoline and petroleum and the continued phase-out of MTBE blending which we believed would result in a significant increase in demand for blending ethanol with gasoline.

Share Exchange Transaction

On March 23, 2005, we completed a share exchange transaction, or Share Exchange Transaction, with the shareholders of PEI California, and the holders of the membership interests of each of Kinergy and ReEnergy, LLC, or ReEnergy, pursuant to which we acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the Share Exchange Transaction, our predecessor, Accessity Corp., or Accessity, reincorporated in the State of Delaware under the name “Pacific Ethanol, Inc.” through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the reincorporation, or Reincorporation Merger. We are the surviving entity resulting from the Reincorporation Merger and Kinergy, PEI California and ReEnergy are three of our wholly-owned subsidiaries.

The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. We have consolidated the results of PEI California, Kinergy, and ReEnergy beginning March 23, 2005, the date of the Share Exchange Transaction. Accordingly, our results of operations for the three months ended June 30, 2005 consist of the operations of PEI California, Kinergy and ReEnergy for that entire period; and our results of operations for the six months ended June 30, 2005 consist of the operations of PEI California for that entire period and the operations of Kinergy and ReEnergy from March 23, 2005 through June 30, 2005. Our results of operations for the three and six months ended June 30, 2006 consist of our operations and the operations of all of our wholly-owned subsidiaries, including PEI California, Kinergy and ReEnergy for that entire period.

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

The holders of Series A Preferred Stock have a liquidation preference over the holders of the our common stock equivalent to the purchase price per share of the Series A Preferred Stock plus any accrued and unpaid dividends on the Series A Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including transfer of all or substantially all of our capital stock or assets or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series A Preferred Stock vote affirmatively in favor of or otherwise consent to such transaction.

Upon the occurrence of a Redemption Event (as defined below), the Series A Preferred Stock will be subject to redemption, at the option of the holders of 66 2/3% of the then outstanding shares of Series A Preferred Stock. The redemption price for shares of Series A Preferred Stock subject to redemption will be equal to the Series A Preferred Stock issue price per share plus any accrued but unpaid dividends plus an amount sufficient to yield an Internal Rate of Return of 5.00%, payable in immediately available funds. A Redemption Event is defined as (i) we withdraw or utilize funds from the restricted cash account in violation of the terms of the Deposit Agreement, (ii) we publicly disclose an intent not to build or acquire additional ethanol production facilities for an indefinite period or for a period of at least two years from the time of the announcement, (iii) we fail to withdraw funds from the restricted cash account for a period of two years, or (iv) amounts remain in the restricted cash account after December 31, 2009.

Deposit Agreement

The Deposit Agreement between us and Comerica Bank provides for a restricted cash account into which $80.0 million of the aggregate purchase price for the Series A Preferred Stock has been deposited. We may not withdraw funds from the restricted cash account except in accordance with the terms of the Deposit Agreement. Under the Deposit Agreement, we may, with certain prescribed limitations, requisition funds from the restricted cash account for the payment of costs in connection with the construction or acquisition of ethanol production facilities. Of the $80.0 million deposited into the restricted cash account, $20.0 million has been advanced to us for use in the construction of our Madera County ethanol plant.

Registration Rights and Stockholders Agreement

In connection with the issuance of the Series A Preferred Stock, we entered into a Registration Rights and Stockholders Agreement, or Rights Agreement, with Cascade. The Rights Agreement is to be effective until the holders of the Series A Preferred Stock, and their affiliates, as a group, own less than 10% of the Series A Preferred Stock issued under the purchase agreement with Cascade, including common stock into which such Series A Preferred Stock has been converted, or Termination Date. The Rights Agreement provides that holders of a majority of the Series A Preferred Stock, including common stock into which the Series A Preferred Stock has been converted, may demand and cause us, at any time after April 13, 2007, to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Series A Preferred Stock, or Registrable Securities. Following such demand, we are required to notify any other holders of the Series A Preferred Stock or Registrable Securities of our intent to file a registration statement and, to the extent requested by such holders, include them in the related registration statement. We are required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144(k), which requires, among other things, a minimum two-year holding period and requires that any holder availing itself of Rule 144(k) not be an affiliate of Pacific Ethanol. The holders are entitled to three demand registrations on Form S-1 and unlimited demand registrations on Form S-3; however, we are not obligated to effect more than two demand registrations on Form S-3 in any 12-month period.

In addition to the demand registration rights afforded the holders under the Rights Agreement, the holders are entitled to “piggyback” registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by us with respect to other registrations of equity securities. The holders are entitled to unlimited “piggyback” registration rights.

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

Common Stock Financing

On May 31, 2006, we issued to 45 investors an aggregate of 5,496,583 shares of our common stock at a price of $26.38 per share, for an aggregate purchase price of $145.0 million in cash. Net proceeds from this private offering totaled approximately $138.0 million. We also issued to the investors warrants to purchase an aggregate of 2,748,297 shares of our common stock at an exercise price of $31.55 per share. The warrants are exercisable from time to time on or after a date that is the later of (a) six months following May 31, 2006, and (b) the effective date of a registration statement covering the resale of the shares of common stock underlying the warrants, through and including the date that is the later of (i) nine months following May 31, 2006 and (ii) thirty days after the effective date of a registration statement covering the resale of the shares of common stock underlying the warrants. The warrants contain both cash and cashless exercise provisions; however, the cashless exercise provisions contained in the warrants are only applicable in the event that a registration statement covering the resale of the shares of common stock underlying the warrants is not effective or no current prospectus is available for the resale of the shares underlying the warrants on an exercise date after the date that a registration statement covering the resale of the shares of common stock underlying the warrants is to be effective.

We were obligated under a Securities Purchase Agreement, or Purchase Agreement, related to the above private offering to file, by June 30, 2006, a registration statement with the Securities and Exchange Commission, or the Commission, registering for resale shares of common stock, and shares of common stock underlying warrants, issued in connection with the private offering. We filed the registration statement with the Commission on June 23, 2006. Our registration obligations also require, that we cause the registration statement to be declared effective on the date, or Required Effectiveness Date, which is the earliest of (i) if the registration statement does not become subject to review by the Commission, (a) ninety days after the closing date of the private offering, or (b) five trading days after we receive notification from the Commission that the registration statement will not become subject to review and we fail to request to accelerate the effectiveness of the registration statement, or (ii) if the registration statement becomes subject to review by the Commission, one hundred twenty days after the closing date of the private offering. The registration statement was declared effective by the Commission on July 10, 2006.

If we were unable to meet these obligations or if we are unable to maintain the effectiveness of the registration in accordance with the requirements of the Purchase Agreement, then an event of default will have occurred or may occur, as the case may be, and upon the occurrence of such event and upon every monthly anniversary thereafter until such event is cured, we will be required to pay to each investor in the private offering, as partial relief for the damages suffered by each investor, which will not be exclusive of any other remedies available under the Purchase Agreement, liquidated damages, and not as a penalty, of an amount equal to 1% of the amount paid by the investor for the shares of common stock still owned by the investor on the date of the event. The maximum aggregate amount of such damages payable to any investor, when aggregated with all such payments paid to all investors, is 10% of the aggregate purchase price for the shares of common stock.

The Purchase Agreement also provides for customary piggy-back registration rights to which the investors are entitled in the event that there is no effective registration statement covering all of the shares of common stock, including the shares of common stock underlying the warrants, whereby the investors can cause us to register such shares for resale in connection with our filing of a registration statement with the Commission to register shares in another offering. The Purchase Agreement also contains customary representations and warranties, covenants and limitations.

We paid cash placement agent fees of approximately $7.25 million to the exclusive placement agent in connection with the private offering, and we have agreed to pay up to an additional approximately $3.90 million in the event that all warrants are exercised in full by the investors.

Debt Financing

Overview

On April 13, 2006, PEI Madera entered into a Construction and Term Loan Agreement, or Construction Loan, with Hudson United Capital, or Hudson, and Comerica Bank, or Comerica. This debt financing, or Debt Financing, is in the aggregate amount of up to approximately $34.0 million and may provide a portion of the total financing necessary for the completion of our ethanol production facility in Madera County, or Project.

We have contributed assets to PEI Madera having a value of approximately $13.9 million (the “Contributed Assets”). We are responsible for arranging cash equity (the “Contributed Amount”) in an amount that, when combined with the Contributed Assets would be equal to no less than the difference between the Debt Financing amount of $34.0 million and the total Project Cost. The Contributed Amount was approximately $31.5 million and has been satisfied through the application of $17.7 million of Cascade’s investment in our Series A Preferred Stock.

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

Lender’s Security Interest

The Debt Financing is secured by: (i) a perfected first priority security interest in all of the assets of PEI Madera, including inventories and all right title and interest in all tangible and intangible assets of the Project; (ii) a perfected first priority security interest in the Project’s grain facility, including all of PEI Madera’s and Pacific Ethanol’s and its affiliates’ right title and interest in all tangible and intangible assets of the Project’s grain facility; (iii) a pledge of 100% of the ownership interest in PEI Madera; (iv) a pledge of the PEI Madera’s ownership interest in the Project; (v) an assignment of all revenues produced by the Project and PEI Madera; (vi) the pledge and assignment of the material Project documents, to the extent assignable; (vii) all contractual cash flows associated with such agreements; and (viii) any other collateral security as Lender may reasonably request. In addition, the Construction Loan is secured by a completion bond provided by W.M. Lyles Co.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

We derive revenue primarily from sales of ethanol. Our net sales are based upon written agreements or purchase orders that identify the amount of ethanol to be purchased and the purchase price. Shipments are made to customers, either, directly from suppliers or from our inventory to our customers by truck or rail. Ethanol that is shipped by rail originates primarily in the Midwest and takes from 10 to 14 days from date of shipment to be delivered to the customer or to one of four terminals in California and Oregon. For local deliveries the product is shipped by truck and delivered the same day as shipment. Revenue is recognized upon delivery of ethanol to a customer’s designated ethanol tank in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and the related Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.

Revenues on the sale of ethanol, which is shipped from our stock of inventory, are recognized when the ethanol has been delivered to the customer, provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received and collectibility is reasonably assured.

In accordance with EITF Issue No. 99-19, revenue from direct third-party ethanol sales are recognized upon delivery, and recorded at the gross amount when we are responsible for fulfillment of the customer order, have latitude in pricing, incur credit risk on the receivable and have discretion in the selection of the supplier.  Shipping and handling costs are included in cost of goods sold.

Inventories

Inventories consist of fuel ethanol and is valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Shipping, handling and storage costs are classified as a component of cost of goods sold. Title to ethanol transfers from the producer to us when the ethanol passes through the inlet flange of our receiving tank.

Intangibles, Including Goodwill

We evaluate impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on management’s experience and knowledge of our operations and the industries in which we operate. These estimates can be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of our customers and inflation.

We believe the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value, and, accordingly, we have not recognized any impairment losses through June 30, 2006.

Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. We account for our goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires an annual review for impairment or more frequently if impairment indicators arise. This review would include the determination of each reporting unit’s fair value using market multiples and discounted cash flow modeling. We have adopted SFAS No. 142 guidelines for annual review of impairment of goodwill and have performed our annual review of impairment and accordingly, we have not recognized any impairment losses through June 30, 2006.

Stock-Based Compensation

During the first quarter of 2006, effective as of the beginning of the year, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123R”). Prior to that date, we used the intrinsic value method under Accounting Policy Board (“APB”) Opinion No. 25 to recognize compensation cost. Under the method of accounting for the change to the fair value method, compensation cost recognized in 2006 is the same amount that would have been recognized if the fair value method would have been used for all awards granted. The effects on net income and earnings per share had the fair value method been applied to all outstanding and unvested awards in each period are reflected in Note 1 of the financial statements.

Our assumptions made for purposes of estimating the fair value of our stock options, as well as a summary of the activity under our stock option plan are included in Note 1 of the financial statements.

We account for the stock options granted to non-employees in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and SFAS No. 123R.

Derivative Instruments and Hedging Activities

Our business and activities expose us to a variety of market risks, including risks related to changes in commodity prices and interest rates. We monitor and manage these financial exposures as an integral part of our risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. We account for our use of derivatives related to our hedging activities pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in which we recognize all of our derivative instruments in our statement of financial position as either assets or liabilities, depending on the rights or obligations under the contracts. We have designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales. Derivative instruments are measured at fair value, pursuant to the definition found in SFAS No. 107, Disclosures about Fair Value of Financial Instruments. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s effective gains and losses to be deferred in other comprehensive income and later recorded together with the gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The estimated fair values of our derivatives were as follows as of June 30, 2006 and December 31, 2005:
	June 30, 2006	December 31, 2005
Commodity futures	$1,235,182	$—
Commodity options	4,512	—
Interest rate options	530,588	—
Total	$1,770,282	$—

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales. The columns present the following:

•	The first two data columns in the tables show the absolute results for each period presented.
•

The columns entitled “Dollar Variance” and “Percentage Variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in the tables show the results for each period as a percentage of net sales.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
			Dollar	Percentage	Results as a Percentage of Net Sales for the
	Three Months Ended		Variance	Variance	Three Months Ended
	June 30,		Favorable	Favorable	June 30,
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Net sales	$46,461,077	$22,814,433	$23,646,644	103.6%	100.0%	100.0%
Cost of sales	43,153,457	22,662,908	20,490,549	90.4	92.9	99.3
Gross profit	3,307,620	151,525	3,156,095	2,082.9	7.1	0.7
Selling, general and administrative expenses	4,758,996	2,393,071	2,365,925	98.9	10.2	10.5
Loss from operations	(1,451,376)	(2,241,546)	790,170	35.3	(3.1)	(9.8)
Total other income (expense)	1,277,479	18,294	1,259,185	6,883.0	2.7	0.1
Loss from operations before income taxes	(173,897)	(2,223,252)	2,049,355	92.2	(0.4)	(9.7)
Provision for income taxes	8,476	3,200	5,276	164.9	0.0	0.0
Net loss	$(182,373)	$(2,226,452)	$2,044,079	91.8%	(0.4)%	(9.7)%
Preferred stock dividends	(897,534)	—	(897,394)	100.0	(1.9)	—
Deemed dividend on preferred stock	(84,000,000)	—	(84,000,000)	100.0	(180.8)	—
Loss available to common stockholders	$(85,079,907)	$(2,226,452)	$(82,853,455)	3,721.3%	(183.1)%	(9.7)%

Net Sales. Net sales for the three months ended June 30, 2006 increased by $23,646,644 to $46,461,077 as compared to $22,814,433 for the three months ended June 30, 2005. The sales are attributable almost entirely to Kinergy. For the three months ended June 30, 2006, sales volume increased by 4.2 million gallons, or 27%, to 19.8 million gallons from 15.6 million gallons for the three months ended June 30, 2005. For the three months ended June 30, 2006, our average sales price of ethanol increased by $0.99 per gallon, or 68%, to $2.45 per gallon from $1.46 per gallon for the three months ended June 30, 2005.

Gross Profit. Gross profit for the three months ended June 30, 2006 increased by $3,156,095 to $3,307,620 as compared to $151,525 for the three months ended June 30, 2005. Gross profit as a percentage of net sales increased to 7.1% for the three months ended June 30, 2006 as compared to 0.7% for the three months ended June 30, 2005. The increase in gross profit as a percentage of net sales and the increase in total gross profit are attributable to our net long position on ethanol purchases, which provided us with significant supply volumes at prices that had been contracted for prior to the increase in ethanol market prices. Future gross profit margins will vary based upon, among other things, the size and timing of our net long or short positions during our various contract periods and the volatility of the market price of ethanol.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 increased by $2,365,925 to $4,758,996 as compared to $2,393,071 for the three months ended June 30, 2005. This increase was primarily due to $1,239,829 in additional legal, accounting and consulting fees, including costs for additional internal controls and processes in connection with the Sarbanes-Oxley Act of 2002, $287,895 in additional insurance expense, $138,260 increase for project development, $99,478 increase for travel, $80,502 increase for policy and investor relations, $48,892 in increase for amortization of intangibles, $100,000 increase in abandoned debt financing, and $550,624 in additional payroll expense related to the addition of 12 staff positions between September 1, 2005 and June 30, 2006, and an accrual of an officer’s employment agreement incentive bonus related to our performance. Non-cash compensation, non-cash consulting fees, and non-cash director expense decreased by $317,248.

We expect that over the near-term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the construction ethanol production facilities and increased activity in searching for and analyzing potential acquisitions.

Other Income/(Expense). Other income/(expense) increased by $1,259,185 to $1,277,479 for the three months ended June 30, 2006 as compared to $18,294 for the three months ended June 30, 2005, primarily due to a $1,119,441 increase in interest income associated with the significant increase in cash during the quarter ended June 30, 2006 from the sale of shares of our Series A Preferred Stock and common stock on April 13, 2006 and May 31, 2006, respectively.

Preferred Stock Dividends. Shares of our Series A Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% per annum of the purchase price per share of the Series A Preferred Stock; or at our option, be paid in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock. In accordance with SFAS No. 128, Earnings Per Share, the amount of preferred stock dividends was subtracted from net loss in determining our loss available to common stockholders and basic and diluted loss per common share. On June 30, 2006 we declared a preferred share cash dividend in the amount of $897,534.

Deemed Dividend on Preferred Stock. We have recorded a deemed dividend on preferred stock in our financial statements for the three months ended June 30, 2006. This non-cash dividend is to reflect the implied economic value to the preferred stockholder of being able to convert its shares into common stock at a price which is in excess of the fair value of the Series A Preferred Stock. The fair value allocated to the Series A Preferred Stock together with the original conversion terms were used to calculate the value of the deemed dividend on the Series A Preferred Stock of $84 million at the date of issuance. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock of $8.00 per share and the fair market value of our common stock of $29.27 on the date of issuance of the Series A Preferred Stock. The fair value allocated to the Series A Preferred Stock was in excess of the gross proceeds received of $84 million in connection with the sale of the Series A Preferred Stock; however, the deemed dividend on the Series A Preferred Stock is limited to the gross proceeds received of $84 million. The deemed dividend on preferred stock is a reconciling item and adjusts our reported net loss, together with the preferred stock dividends discussed above, to loss available to common stockholders.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
		Dollar	Percentage	Results as a Percentage of Net Sales for the
Six Months Ended		Variance	Variance	Six Months Ended
June 30,		Favorable	Favorable	June 30,
2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
Net sales	$84,700,244	$25,116,430	$59,583,814	237.2%	100.0%	100.0%
Cost of sales	79,067,377	24,917,278	54,150,099	217.3	93.3	99.2
Gross profit	5,632,867	199,152	5,433,715	2,728.4	6.7	0.8
Selling, general and administrative expenses	7,743,080	3,136,304	4,606,776	146.9	9.1	12.5
Feasibility study expensed in connection with acquisition of ReEnergy	—	852,250	(852,250)	(100.0)	—	3.4
Loss from operations	(2,110,213)	(3,789,402)	1,679,189	44.3	(2.5)	(15.1)
Total other income (expense)	1,329,257	(89,559)	1,418,816	1,584.2	1.6	(0.4)
Loss from operations before income taxes	(780,956)	(3,878,961)	3,098,005	79.9	(0.9)	(15.4)
Provision for income taxes	13,181	4,800	8,381	174.6	0.0	0.0
Net loss	$(794,137)	$(3,883,761)	$3,089,624	79.6%	(0.9)%	(15.5)%
Preferred stock dividends	(897,534)	—	(897,534)	100.0	(1.1)	—
Deemed dividend on preferred stock	(84,000,000)	—	(84,000,000)	100.0	(1.0)	—
Loss available to common stockholders	$(85,691,671)	$(3,883,761)	$(81,807,910)	2,106.4%	(101.2)%	(15.5)%

Preliminary Note. Various factors materially affect the comparability of the information presented in the above table. These factors relate primarily to the Share Exchange Transaction. As a result of the Share Exchange Transaction, our results of operations for the six months ended June 30, 2005 include the operations of Kinergy from only March 23 through June 30, 2005. Kinergy’s net sales for the period from January 1 through March 22, 2005 were approximately $23.6 million and, along with other components of Kinergy’s results of operations, are not included in our results of operations for the six months ended June 30, 2005 in the above table. Our results of operations for the six months ended June 30, 2006 consist of our operations and all of our wholly-owned subsidiaries, including Kinergy, for that entire period.

Net Sales. Net sales for the six months ended June 30, 2006 increased by $59,583,814 to $84,700,244 as compared to $25,116,430 for the six months ended June 30, 2005. As noted above, a substantial portion of the increase was attributable to the exclusion of Kinergy’s net sales for the period from January 1 through March 22, 2005 from our results of operations for the six months ended June 30, 2005. For the six months ended June 30, 2006, sales volume increased by 22.7 million gallons, or 134%, to 39.7 million gallons from 17.0 million gallons for the six months ended June 30, 2005. For the six months ended June 30, 2006, our average sales price of ethanol increased by $0.70 per gallon, or 47%, to $2.18 per gallon from $1.48 per gallon for the six months ended June 30, 2005.

Gross Profit. Gross profit for the six months ended June 30, 2006 increased by $5,433,715 to $5,632,867 as compared to $199,152 for the six months ended June 30, 2005. Gross profit as a percentage of net sales increased to 6.7% for the six months ended June 30, 2006 as compared to 0.8% for the six months ended June 30, 2005. Gross profit also increased as a result of the exclusion of Kinergy’s gross profit for the period from January 1 through March 22, 2005 from our results of operations for the six months ended June 30, 2005. The increase in gross profit as a percentage of net sales and the increase in total gross profit are also attributable to our net long position on ethanol purchases, which provided us with significant supply volumes at prices that had been contracted for prior to the increase in ethanol market prices. Future gross profit margins will vary based upon, among other things, the size and timing of our net long or short positions during our various contract periods and the volatility of the market price of ethanol.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 increased by $4,606,776 to $7,743,080 as compared to $3,136,304 for the six months ended June 30, 2005. This increase was primarily due to $2,124,924 in additional legal, accounting and consulting fees and $1,133,932 in additional payroll expense related to the three executive employment agreements that became effective upon the consummation of the Share Exchange Transaction on March 23, 2005, the addition of 12 staff positions between September 1, 2005 and June 30, 2006, and an accrual of an officer’s employment agreement incentive bonus related to our performance. Selling, general and administrative expenses also increased as a result of the exclusion of Kinergy’s selling, general and administrative expenses for the period from January 1 through March 22, 2005 from our results of operations for the six months ended June 30, 2005. The increase in selling, general and administrative expenses was also due to $282,900 in additional insurance expense, a $182,584 increase in project development expense, a $181,662 increase in business travel expenses, a $176,104 increase in policy and investor relations expenses, a $127,550 increase in amortization of intangibles, a $100,000 increase in abandoned debt financing expense, a $67,897 increase in licenses and permits, a $48,778 increase in supplies, a $38,353 increase in dues and trade memberships, a $37,571 increase in rents, a $34,110 increase in utilities, a $31,505 increase in computer expense, and the net balance of $180,288 related to various increases in other selling, general and administrative expenses. Non-cash compensation, non-cash consulting fees, and non-cash director expense decreased by $141,382.

We expect that over the near-term, our selling, general and administration expenses will increase as a result of, among other things, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002, recently adopted rules and regulations of the Securities and Exchange Commission, increased employee costs associated with planned staffing increases, increased sales and marketing expenses, increased activities related to the construction ethanol production facilities and increased activity in searching for and analyzing potential acquisitions.

Feasibility Study Expensed in Connection with Acquisition of ReEnergy. There were no feasibility study expenses for the six months ended June 30, 2006 as compared to $852,250 for the six months ended June 30, 2005. This amount arose in the connection with the acquisition of ReEnergy and relates to a feasibility study for an ethanol plant in Visalia, California. Based on this study, ReEnergy entered into an option to buy land for the ethanol plant. The option expired unexercised on December 15, 2005.

Other Income/(Expense). Other income/(expense) increased by $1,418,816 to $1,329,257 for the six months ended June 30, 2006 as compared to ($89,559) for the six months ended June 30, 2005, primarily due to a $1,168,531 increase in interest income associated with the significant increase in cash during the quarter ended June 30, 2006 from the sale of shares of our Series A Preferred Stock and common stock on April 13, 2006 and May 31, 2006, respectively.

Preferred Stock Dividends. Shares of our Series A Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% per annum of the purchase price per share of the Series A Preferred Stock; or at our option, be paid in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock. In accordance with SFAS No. 128, the amount of preferred stock dividends was subtracted from net loss in the determination of loss available to common stockholders and basic and diluted loss per common share. On June 30, 2006 we declared a preferred share cash dividend in the amount of $897,534.

Deemed Dividend on Preferred Stock. We have recorded a deemed dividend on preferred stock in our financial statements for the six months ended June 30, 2006. This non-cash dividend is to reflect the implied economic value to the preferred stockholder of being able to convert its shares into common stock at a price which is in excess of the fair value of the Series A Preferred Stock. The fair value allocated to the Series A Preferred Stock together with the original conversion terms were used to calculate the value of the deemed dividend on the Series A Preferred Stock of $84 million at the date of issuance. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock of $8.00 per share and the fair market value of our common stock of $29.27 on the date of issuance of the Series A Preferred Stock. The fair value allocated to the Series A Preferred Stock was in excess of the gross proceeds received of $84 million in connection with the sale of the Series A Preferred Stock; however, the deemed dividend on the Series A Preferred Stock is limited to the gross proceeds received of $84 million. The deemed dividend on preferred stock is a reconciling item and adjusts our reported net loss, together with the preferred stock dividends discussed above, to loss available to common stockholders.

Liquidity and Capital Resources

During the six months ended June 30, 2006, we funded our operations primarily from our cash on hand, net income from the operations of Kinergy, and net proceeds from sale of our Series A Preferred Stock and common stock as well as the exercise of warrants and options to purchase shares of our common stock. As of June 30, 2006, we had working capital of $136,630,568, representing an increase in working capital of $139,524,701 from negative working capital of $2,894,133 as of December 31, 2005. This increase in working capital is primarily due to private offerings of our Series A Preferred Stock and our common stock that we conducted in April and May 2006 in which we raised approximately $84 million and $138 million, respectively, in net proceeds.

Our current available capital resources consist primarily of approximately $140 million in cash as of June 30, 2006. This amount was primarily raised in connection with our private offering in May 2006. We expect that our future available capital resources will consist primarily of any balance of the $140 million in cash as of June 30, 2006, cash generated from our ethanol marketing and sales activities, if any, unrestricted proceeds from the sale of our Series A Preferred Stock, and any future debt and/or equity financings. We also have $60 million of restricted cash remaining as of June 30, 2006 from the proceeds of the sale of our Series A Preferred Stock. These funds are held in a restricted cash account and are subject to restrictions which, among other things, limit the requisition of funds only for the payment of costs in connection with the construction or acquisition of ethanol production facilities.

Accounts receivable increased $7,815,009, or 158%, during the six months ended June 30, 2006 from $4,947,538 as of December 31, 2005 to $12,762,547 as of June 30, 2006. Our sales growth contributed substantially all of this increase. This increase is primarily due to a 104% increase in our net sales for the three months ended June 30, 2006 over the three months ended June 30, 2005.

Inventory balances increased $2,610,373 during the six months ended June 30, 2006, from $362,972 as of December 31, 2005 to $2,973,345 as of June 30, 2006. As of December 31, 2005, there was significant inventory in transit (prepaid inventory) due to logistical delays in delivery to our inventory terminal locations. The increased inventory balance as of June 30, 2006 reflects a return to a more typical balance between inventory in transit and actual inventory on hand.

Other current assets increased $1,474,818 during the six months ended June 30, 2006, from $86,054 as of December 31, 2005 to $1,560,872 as of June 30, 2006. The increase is primarily related to a $564,846 increase in accrued interest receivable.

Total other assets increased $59,987,669 during the six months ended June 30, 2006 from $10,196,892 as of December 31, 2005 to $70,184,561 as of June 30, 2006. The increase is primarily due to an increase in restricted cash from the sale of our Series A Preferred Stock and deferred financing fees related to our debt financing that may be used for the completion of our ethanol production facility in Madera County. See “Debt Financing” above.

Cash used in our operating activities totaled $5,895,590 for the six months ended June 30, 2006 compared to cash used in our operating activities of $845,259 for the six months ended June 30, 2005. This $5,050,331 increase in cash used in operating activities primarily resulted from an increase in accounts receivable and inventory.

Cash used in our investing activities totaled $86,333,420 for the six months ended June 30, 2006 as compared to $2,006,696 of cash used in our investing activities in the six months ended June 31, 2005. Included in the results for the six months ended June 30, 2006 is $60,175,169 in restricted cash designated for construction projects and acquisitions, $28,908,251 in cash used for additions to property, plant, and equipment primarily reflecting the Madera County plant construction and $2,750,000 in proceeds from sale of marketable securities.

Cash provided by our financing activities totaled $227,702,694 for the six months ended June 30, 2006 as compared to $19,279,752 for the six months ended June 30, 2005. The amount for the six months ended June 30, 2006 is related to proceeds from our private offerings in April and May 2006 as well as from the exercise of warrants and stock options. The amount for the six months ended June 30, 2005 includes the proceeds from PEI California’s private placement transaction in March 2005. See “Share Exchange Transaction” above.

On May 31, 2006, we issued to 45 investors an aggregate of 5,496,583 shares of our common stock at a price of $26.38 per share, for an aggregate purchase price of $145.0 million in cash. Net proceeds from this private offering totaled approximately $138.0 million. We also issued to the investors warrants to purchase an aggregate of 2,748,297 shares of our common stock at an exercise price of $31.55 per share.

On April 13, 2006, we issued to Cascade 5,250,000 shares of our Series A Preferred Stock at a price of $16.00 per share for an aggregate purchase price of $84.0 million. Of the $84.0 million aggregate purchase price, $4.0 million was paid to us at closing and $80.0 million was deposited into a restricted cash account and will be disbursed in accordance with a Deposit Agreement. We are entitled to use the initial $4.0 million of proceeds for general working capital and must use the remaining $80.0 million for the construction or acquisition of one or more ethanol production facilities in accordance with the terms of the Deposit Agreement. Of the $80.0 million deposited into the restricted cash account, $20.0 million has been advanced to us for use in the construction of our Madera County ethanol plant. See “Preferred Stock Financing” above.

On April 13, 2006, PEI Madera entered into a Construction Loan with Hudson and Comerica for debt financing in the aggregate amount of up to approximately $34.0 million. If we draw down on this facility, we must use the loan proceeds for the construction of our Madera County ethanol production facility.

The Madera ethanol production facility is estimated to have a construction cost of approximately $64.1 million as follows: site work ($1.7 million); building and concrete ($10.9 million); site utilities ($1.1 million); equipment and tanks ($21.1 million); piping ($5.7 million); electrical ($3.7 million); and engineering, general conditions and other ($19.9 million). In addition to the construction cost, the Madera project will require up to $11.2 million in additional for capital raising expenses, start-up inventory and working capital for a total project cost of up to approximately $75.3 million. We had previously estimated a total project cost of approximately $65.5 million.

We have a $2.0 million revolving line of credit with Comerica Bank, or Comerica, that we use from time to time in connection with the operations of Kinergy. Principal amounts outstanding under the line of credit accrue interest, on a per annum basis, at Comerica’s “base rate” of interest plus 1.0%. Comerica’s “base rate” of interest is currently the prime rate of interest and is subject to adjustment from time to time by Comerica. As of June 30, 2006, the interest rate on principal amounts outstanding under the line of credit would have been 9.25%. There were no balances outstanding on the line of credit as of June 30, 2006 and December 31, 2005.

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

We believe that current and future available capital resources, revenues generated from operations and other existing sources of liquidity, including our credit facilities, net proceeds from our private offerings of Series A Preferred Stock and common stock and the available proceeds from our Debt Financing, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Effects of Inflation

The impact of inflation has not been significant on our financial condition or results of operations or those of our operating subsidiaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including changes in commodity prices and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Commodity Risk - Cash Flow Hedges

As part of our risk management strategy, we use derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices out up to eighteen months. These hedging activities are conducted to protect product margin to reduce the potentially adverse effects that market volatility could have on operating results by minimizing our exposure to price volatility on ethanol sale and purchase commitments where the price is to be set at a future date and/or if the contract specifies a floating or “index-based” price for ethanol that is based on either the NYMEX price of gasoline or the Chicago Board of Trade price of ethanol. In addition, we hedge anticipated sales of ethanol to minimize our exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against our purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in income. During the three and six months ending June 30, 2006 and 2005, an immaterial amount of ineffectiveness was recorded in cost of goods sold. During the three and six months ending June 30, 2006, ineffectiveness of $188,244 and $194,940 was recorded in other income, respectively. During the three and six months ending June 30, 2005, no amount of ineffectiveness was recorded to other income. Amounts remaining in other comprehensive income will be reclassified to income upon the recognition of the related purchase or sale. As of June 30, 2006, we had entered into NYMEX futures contracts that will settle from July 2006 through December 2007. The notional balance of these derivatives as of June 30, 2006 and 2005 were $37,186,884 and $0, respectively.

Commodity Risk - Non-Designated Hedges

We occasionally execute basis swaps to fix the cost of forecasted corn purchases. As of June 30, 2006, we had purchased and sold corn futures that will settle in November 2006, giving us the right to purchase 860,000 bushels of corn at $0.0225 per bushel and sell 430,000 bushels of corn at $0.07 per bushel.

Interest Rate Risk

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate cost associated with existing and anticipated borrowings. To meet these objectives we purchased two interest rate caps on three-month LIBOR in May 2006. Both interest rate caps call for quarterly interest rate payments. The cap rate for a notional balance ranging from $0 to $22,705,473 is 5.50% per annum. The cap rate for a notional balance ranging from $0 to 9,730,917 is 6.00% per annum. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the caps against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in income. During the three and six months ending June 30, 2006 and 2005 an immaterial amount of ineffectiveness was recorded in interest expense. Amounts remaining in other comprehensive income will be reclassified to income upon the recognition of the hedged interest expense.

We marked our derivative instruments to fair value at each period end, except for those derivative contracts which qualified for the normal purchase and sale exemption pursuant to SFAS No. 133. According to our designation of the derivative, changes in the fair value of derivatives are reflected in net income or other comprehensive income.

Other Comprehensive Income
	Commodity Derivatives	Interest Rate Derivatives
	Gains/(Loss)*	Gains/(Loss)*
Beginning balance, December 31, 2005	$—	$—
Net changes	1,711,851	13,588
Amount reclassified to revenue	(718,360)	—
Amount reclassified to cost of goods sold	(12,297)	—
Amount reclassified to interest expense	—	(9,240)
Amount reclassified to other income	(194,940)	—
Ending balance, June 30, 2006	$786,254	$4,348
—————
*Calculated on a pretax basis

Estimated Fair Value of Derivatives
	June 30, 2006	December 31, 2005
Commodity futures	$1,235,182	$—
Commodity options	4,512	—
Interest rate options	530,588	—
Total	$1,770,282	$—

Material Limitations

The disclosures with respect to the above noted risks do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the futures contracts may be offset. Actual results will be determined by a number of factors that are not generally under our control and could vary significantly from those factors disclosed.

We are exposed to credit losses in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to our hedged customers’ commitments. Although nonperformance is possible, we do not anticipate nonperformance by any of these parties.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.On April 7, 2006, in connection with its audit of our consolidated financial statements for the year ended December 31, 2005, Hein & Associates LLP, our independent registered public accounting firm (“Hein”), advised management and our audit committee of the following matter that Hein considered to be a material weakness: The organization of our accounting department at that time did not provide us with the appropriate resources and adequate technical skills to accurately account for and disclose our activities.

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

As a result of the identification of this matter by Hein, management evaluated, with consultation from our audit committee, in the second quarter of 2006 and as of June 30, 2006, the impact of our lack of appropriate resources and adequate technical skills in our accounting department and concluded, in the second quarter of 2006 and as of June 30, 2006, that the control deficiency that resulted in our lack of appropriate resources and adequate technical skills in our accounting department represented a material weakness and concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following, in the periods specified below:

In the second quarter of 2006, we developed plans to alter the current organization of our accounting department to hire additional personnel to assist in our financial reporting processes, including a Director of Financial Reporting who has expertise in public company financial reporting compliance and one or more additional accounting supervisory support staff members who will report to our Controller and/or our Director of Financial Reporting.

In the second quarter of 2006, we successfully hired a Director of Financial Reporting who has expertise in public company financial reporting compliance. We also replaced one support staff member with a more well-qualified individual. We continue to seek to hire one or more additional accounting supervisory support staff members who will report to our Controller and/or our Director of Financial Reporting. In addition, during the second quarter of 2006, we hired a General Counsel who has expertise in public company reporting compliance and related legal matters.

In the second quarter of 2006, we also sought guidance from financial consultants who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters. In addition, during this period, we implemented new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. We also assigned individuals with appropriate knowledge and skills to perform these processes and provided those individuals with technical and other resources to help ensure the proper application of accounting principles and the timely and appropriate disclosure of routine and non-routine transactions.

We believe that our current Director of Financial Reporting, and any additional accounting supervisory support staff members, once hired, will contribute additional expertise to our team of finance and accounting personnel. In addition, we believe that, by replacing one support staff member with a more well-qualified individual, we have added an individual who will contribute additional expertise to our team of finance and accounting personnel. We also believe that our General Counsel will work effectively with our Chief Financial Officer and our Director of Financial Reporting to help ensure that our reporting obligations are satisfied.

Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weakness also described above. Although management intends to hire one or more additional accounting supervisory support staff members as soon as practicable, it may take an extended period of time until suitable candidates can be located and hired. Management is, however, optimistic that these personnel can be located and hired by the third quarter of 2006 and that the material weakness described above can be fully remediated by the fourth quarter of 2006. Until we hire the necessary additional accounting supervisory support staff members, as planned, management may hire outside consultants to assist us in satisfying our financial reporting obligations.

Our Director of Financial Reporting has an annual base salary of $85,000, not including benefits and other costs of employment. Our General Counsel has an annual base salary of $185,000, not including benefits and other costs of employment. Management also believes that suitable candidates for our additional accounting supervisory support staff positions will have annual base salaries in the range of $40,000 to $50,000, not including benefits and other costs of employment. Management is unable, however, to estimate our expenditures related to fees paid or that may be paid in the future to financial consultants in connection with their guidance in identifying and evaluating complex accounting and reporting matters. Management is also unable to estimate our expenditures related to the development of new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. Management is also unable to estimate our expenditures related to the hiring of other outside consultants to assist us in satisfying our financial reporting obligations. In addition, management is unable to estimate our expenditures related to higher fees to be paid to our independent auditors in connection with their review of this remediation.

Changes in Internal Control over Financial Reporting

The changes noted above, specifically, the changes relating to our (i) hiring of a Director of Financial Reporting, (ii) replacement of one support staff member with a more well-qualified individual, (iii) hiring of a General Counsel, (iv) efforts to locate suitable candidates to fill one or more accounting supervisory support staff positions, (v) engaging of financial consultants who are certified public accountants to assist us in identifying and evaluating complex accounting and reporting matters, (vi) new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions, and (vii) assignment of individuals with appropriate knowledge and skills to perform these processes and provision to those individuals of technical and other resources to help ensure the proper application of accounting principles and the timely and appropriate disclosure of routine and non-routine transactions, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

The Spiegel Action relates to the Share Exchange Transaction and purports to state the following five counts against the Defendants: (i) breach of fiduciary duty, (ii) violation of Florida’s Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida Securities and Investor Protection Act. Mr. Spiegel is seeking $22.0 million in damages. On March 8, 2006, Defendants filed a motion to dismiss the Spiegel Action, which remains pending. No discovery has been taken.

We have agreed with Messrs. Friedman, Siegel, Kart and Udell to advance the costs of defense in connection with the Spiegel Action. Under applicable provisions of Delaware law, we may be responsible to indemnify each of the Defendants in connection with the Spiegel Action. The final outcome of the Spiegel Action will most likely take an indefinite time to resolve.

Gerald Zutler

In January 2003, DriverShield CRM Corp., or DriverShield, then a wholly-owned subsidiary of our predecessor, Accessity, was served with a complaint filed by Mr. Gerald Zutler, its former President and Chief Operating Officer, alleging, among other things, that DriverShield breached his employment contract, that there was fraudulent concealment of DriverShield’s intention to terminate its employment agreement with Mr. Zutler, and discrimination on the basis of age and aiding and abetting violation of the New York State Human Rights Law. The complaint was filed in the Supreme Court of the State of New York, County of Nassau, Index No.: 654/03. Mr. Zutler sought damages of approximately $2.2 million, plus punitive damages and reasonable attorneys’ fees. On July 20, 2006, we settled Mr. Zutler’s claims in full and subsequently made a settlement payment to Mr. Zutler, approximately one-third of which was covered by DriverShield’s insurance carrier.

Mercator Group, LLC

We filed a Demand for Arbitration against Presidion Solutions, Inc., or Presidion, alleging that Presidion breached the terms of the Memorandum of Understanding, or the MOU, between Accessity and Presidion dated January 17, 2003. We sought a break-up fee of $250,000 pursuant to the terms of the MOU alleging that Presidion breached the MOU by wrongfully terminating the MOU. Additionally, we sought out of pocket costs of its due diligence amounting to approximately $37,000. Presidion filed a counterclaim against us alleging that we had breached the MOU and therefore owe Presidion a break-up fee of $250,000. The dispute was heard by a single arbitrator before the American Arbitration Association in Broward County, Florida in late February 2004. During June 2004, the arbitrator awarded us the $250,000 break-up fee set forth in the MOU between us and Presidion, as well as our share of the costs of the arbitration and interest from the date of the termination by Presidion of the MOU, aggregating approximately $280,000. During the third quarter of 2004, Presidion paid us the full amount of the award with accrued interest. The arbitrator dismissed Presidion’s counterclaim against us.

In 2003, we filed a lawsuit seeking damages in excess of $100 million as a result of information obtained during the course of the arbitration discussed above, against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., Presidion’s parent corporation, (ii) Presidion’s investment bankers, Mercator Group, LLC, or Mercator, and various related and affiliated parties and (iii) Taurus Global LLC, or Taurus, (collectively referred to as the “Mercator Action”), alleging that these parties committed a number of wrongful acts, including, but not limited to tortuously interfering in the transaction between us and Presidion. In 2004, we dismissed this lawsuit without prejudice, which was filed in Florida state court. We recently refiled this action in the State of California, for a similar amount, as we believe this to be the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, we filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. Arbitration hearings have been scheduled to commence in March 2007.

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

We have incurred losses in the past. As of June 30, 2006, we had an accumulated deficit of approximately $99.3 million. For the six months ended June 30, 2006, we incurred a net loss of approximately $794,000. For the year ended December 31, 2005, we incurred a net loss of approximately $9.9 million. We expect to incur losses for the foreseeable future and at least until the completion of our first ethanol production facility in Madera County. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production, will not occur until the fourth quarter of 2006. We expect to rely on cash on hand, cash, if any, generated from our operations and financings to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability our stock price may decline.

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

If the expected increase in ethanol demand does not occur, or if the demand for ethanol decreases, there may be excess capacity in our industry.

Domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 4.8 billion gallons per year at June 2006 according to the Renewable Fuels Association, or RFA. In addition, there is a significant amount of capacity being added to our industry. We believe that approximately 2.0 billion gallons per year of production capacity is currently under construction. This capacity is being added to address anticipated increases in demand. Moreover, under the United States Department of Agriculture’s CCC Bioenergy Program, which is scheduled to expire September 30, 2006, the federal government makes payments of up to $150 million annually to ethanol producers that increase their production. This could create an additional incentive to develop excess capacity. However, demand for ethanol may not increase as quickly as expected, or at all. If the ethanol industry has excess capacity, a fall in prices will likely occur which will have an adverse impact on our results of operations, cash flows and financial condition. Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage capabilities.

We rely heavily on our President and Chief Executive Officer, Neil Koehler. The loss of his services could adversely affect our ability to source ethanol from our key suppliers and our ability to sell ethanol to our customers.

Our success depends, to a significant extent, upon the continued services of Neil Koehler, who is our President and Chief Executive Officer. For example, Mr. Koehler has developed key personal relationships with our ethanol suppliers and customers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. The loss of Mr. Koehler could, therefore, result in the loss of our favorable relationships with one or more of our ethanol suppliers and customers. In addition, Mr. Koehler has considerable experience in the construction, start-up and operation of ethanol production facilities and in the ethanol marketing business. Although we have entered into an employment agreement with Mr. Koehler, that agreement is of limited duration and is subject to early termination by Mr. Koehler under certain circumstances. In addition, we do not maintain “key person” life insurance covering Mr. Koehler or any other executive officer. The loss of Mr. Koehler could also significantly delay or prevent the achievement of our business objectives.

Our independent registered public accounting firm has advised management and our audit committee that they have identified a material weakness in our internal controls and we have concluded that we have a material weakness in our disclosure controls and procedures. Our business and stock price may be adversely affected if we do not remediate this material weakness or if we have other material weaknesses in our internal controls.

In connection with its audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm advised management of the following matter that the accounting firm considered to be a material weakness: The current organization of our accounting department does not provide us with the appropriate resources and adequate technical skills to accurately account for and disclose our activities. Our resources to produce reliable financial reports and fulfill our other obligations as a public company are limited due to our small number of employees and the limited public company experience of our management. The existence of one or more material weaknesses in our internal controls could result in errors in our financial statements and substantial costs and resources may be required to rectify these material weaknesses. If we are unable to produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

The United States ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in such legislation or regulation could materially adversely affect our results of operations and financial condition.

The elimination or significant reduction in the Federal Excise Tax Credit could have a material adverse effect on our results of operations.

The production of ethanol is made significantly more competitive by federal tax incentives. The Federal Excise Tax Credit, or FETC, program, which is scheduled to expire on December 31, 2010, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.51 tax credit for each gallon of ethanol used in the mixture. The FETC may not be renewed prior to its expiration in 2010, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives. The elimination or significant reduction in the FETC could have a material adverse effect on our results of operations.

Waivers of the Renewable Fuels Standard minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations.

Under the Energy Policy Act of 2005, the Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the Renewable Fuels Standard, or RFS, mandate with respect to one or more states if the Administrator determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the United States, or that there is inadequate supply to meet the requirement. In addition, the Department of Energy was directed under the Energy Policy Act of 2005 to conduct a study by January 2006 to determine if the RFS will have a severe adverse impact on consumers in 2006 on a national, regional or state basis. Based on the results of the study, the Secretary of Energy must make a recommendation to the EPA as to whether the RFS should be waived for 2006. Any waiver of the RFS with respect to one or more states or with respect to 2006 would adversely offset demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

While the Energy Policy Act of 2005 imposes the RFS, it does not mandate the use of ethanol and eliminates the oxygenate requirement for reformulated gasoline in the Reformulated Gasoline Program included in the Clean Air Act.

The Reformulated Gasoline, or RFG, program’s oxygenate requirements contained in the Clean Air Act, which, according to the RFA, accounted for approximately 2.0 billion gallons of ethanol use in 2004, was completely eliminated on May 5, 2006 by the Energy Policy Act of 2005. While the RFA expects that ethanol should account for the largest share of renewable fuels produced and consumed under the RFS, the RFS is not limited to ethanol and also includes biodiesel and any other liquid fuel produced from biomass or biogas. The elimination of the oxygenate requirement for reformulated gasoline in the RFG program included in the Clean Air Act may result in a decline in ethanol consumption in favor of other alternative fuels, which in turn could have a material adverse effect on our results of operations and financial condition.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We may be liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. Present and future environmental laws and regulations (and interpretations thereof) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial position.

The hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

Our failure to manage our growth effectively could prevent us from achieving our goals.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the completion of construction of our planned ethanol production facilities, will require significant investments of capital and management’s close attention. We have also entered into significant marketing agreements with Front Range Energy, LLC and Phoenix Bio-Industries, LLC, and we are seeking to enter into additional similar agreements with companies that currently, or expect to, produce ethanol, all of which may result in a substantial growth in our marketing business. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

The ethanol production and marketing industry is extremely competitive. Many of our significant competitors have greater financial and other resources than we do and one or more of these competitors could use their greater resources to gain market share at our expense. In addition, certain of our suppliers may circumvent our marketing services, causing our sales and profitability to decline.

The ethanol production and marketing industry is extremely competitive. Many of our significant competitors in the ethanol production and marketing industry, such as Archer Daniels Midland Company, or ADM, Cargill, Inc., VeraSun Energy Corporation, Aventine Renewable Energy, Inc., and Abengoa Bioenergy Corp., have substantially greater production, financial, research and development, personnel and marketing resources than we do. In addition, we are not currently producing any ethanol that we sell and therefore are unable to capture the higher gross profit margins generally associated with production activities. As a result, our competitors, who are presently producing ethanol, may have greater relative advantages resulting from greater capital resources due to higher gross profit margins. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

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

We also face increasing competition from international suppliers. Although there is a $0.54 per gallon tariff, which is scheduled to expire in 2007, on foreign-produced ethanol that is approximately equal to the blenders’ credit, ethanol imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that are generally substantially lower than ours.

Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to compete effectively, which could adversely affect our results of operations and financial position.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

In an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, we may enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn or natural gas requirements on a forward basis and may also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased, as in the case of corn and natural gas, or sold as in the case of ethanol. Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. We also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

Risks Relating to the Business of Kinergy

Kinergy’s purchase and sale commitments as well as its inventory of ethanol held for sale subject us to the risk of fluctuations in the price of ethanol, which may result in lower or even negative gross profit margins and which could materially and adversely affect our profitability.

Kinergy’s purchases and sales of ethanol are not always matched with sales and purchases of ethanol at prevailing market prices. Kinergy commits from time to time to the sale of ethanol to its customers without corresponding and commensurate commitments for the supply of ethanol from its suppliers, which subjects us to the risk of an increase in the price of ethanol. Kinergy also commits from time to time to the purchase of ethanol from its suppliers without corresponding and commensurate commitments for the purchase of ethanol by its customers, which subjects us to the risk of a decline in the price of ethanol. In addition, Kinergy increases inventory levels in anticipation of rising ethanol prices and decreases inventory levels in anticipation of declining ethanol prices. As a result, Kinergy is subject to the risk of ethanol prices moving in unanticipated directions, which could result in declining or even negative gross profit margins. Accordingly, our business is subject to fluctuations in the price of ethanol and these fluctuations may result in lower or even negative gross margins and which could materially and adversely affect our profitability.

Kinergy depends on a small number of customers for the vast majority of its sales. A reduction in business from any of these customers could cause a significant decline in our overall sales and profitability.

The vast majority of Kinergy’s sales are generated from a small number of customers. During 2005, sales to Kinergy’s three largest customers, each of whom accounted for 10% or more of total net sales, represented approximately 18%, 11% and 10%, respectively, representing an aggregate of approximately 39%, of Kinergy’s total net sales. During 2004, sales to Kinergy’s four largest customers, each of whom accounted for 10% or more of total net sales, represented approximately 13%, 12%, 12% and 12%, respectively, representing an aggregate of approximately 49%, of Kinergy’s total net sales. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of customers for a significant portion of its sales. Kinergy’s agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, Kinergy’s sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, Kinergy may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

Kinergy’s lack of long-term ethanol orders and commitments by its customers could lead to a rapid decline in our sales and profitability.

Kinergy cannot rely on long-term ethanol orders or commitments by its customers for protection from the negative financial effects of a decline in the demand for ethanol or a decline in the demand for Kinergy’s services. The limited certainty of ethanol orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because Kinergy depends on a small number of customers for a significant portion of its sales, the magnitude of the ramifications of these risks is greater than if Kinergy’s sales were less concentrated within a small number of customers. As a result of Kinergy’s lack of long-term ethanol orders and commitments, we may experience a rapid decline in our sales and profitability.

Kinergy depends on a small number of suppliers for the vast majority of the ethanol that it sells. If any of these suppliers is unable or decides not to continue to supply Kinergy with ethanol in adequate amounts, Kinergy may be unable to satisfy the demands of its customers and our sales, profitability and relationships with our customers will be adversely affected.

Kinergy depends on a small number of suppliers for the vast majority of the ethanol that it sells. During 2005, Kinergy’s three largest suppliers, each of whom accounted for 10% or more of total purchases, represented approximately 22%, 20%, and 17%, respectively, of purchases, representing an aggregate of approximately 59%, of the total ethanol Kinergy purchased for resale. During 2004, Kinergy’s three largest suppliers, each of whom accounted for 10% or more of the total purchases, represented approximately 27%, 23% and 14%, respectively, of purchases, representing an aggregate of approximately 64% of the total ethanol Kinergy purchased for resale. We expect that Kinergy will continue to depend for the foreseeable future upon a small number of suppliers for a significant majority of the ethanol that it purchases. In addition, Kinergy sources the ethanol that it sells primarily from suppliers in the Midwestern United States. The delivery of the ethanol that Kinergy sells is therefore subject to delays resulting from inclement weather and other conditions. Also, there is currently a substantial demand for ethanol which has, for most of 2005, far exceeded ethanol production capacities and Kinergy’s management has, from time to time, found it very difficult to satisfy all the demands for ethanol by Kinergy’s customers. If any of these suppliers is unable or declines for any reason to continue to supply Kinergy with ethanol in adequate amounts, Kinergy may be unable to replace that supplier and source other supplies of ethanol in a timely manner, or at all, to satisfy the demands of its customers. If this occurs, our sales and profitability and Kinergy’s relationships with its customers will be adversely affected.

Risks Relating to the Business of PEI California

We may not be able to implement our planned expansion strategy.

We plan to grow our business by investing in new facilities and/or acquiring existing facilities and to pursue other business opportunities such as the production of other renewable fuels to the extent we deem those opportunities advisable. We believe that there is increasing competition for suitable sites. We may not find suitable additional sites for construction of new facilities, suitable acquisition candidates or other suitable expansion opportunities.

We may need additional financing to implement our expansion strategy and we may not have access to the funding required for the expansion of our business or such funding may not be available to us on acceptable terms. We may finance the expansion of our business with additional indebtedness or by issuing additional equity securities. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings. In addition, we may plan the financing of our expansion strategy, and initially use our existing cash to implement this strategy, based on the belief that we can secure additional debt financing in the future in order to complete our expansion. If we are unable to secure this debt financing, we may suffer from lack of capital resources, our planned expansion strategy may be less successful than if we had planned solely on using our existing cash to finance our expansion, and our business and prospects may be materially and adversely effected.

We must also obtain numerous regulatory approvals and permits in order to construct and operate additional or expanded facilities. These requirements may not be satisfied in a timely manner or at all. Federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on our results of operations and financial position. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations.

Our construction costs may also increase to levels that would make a new facility too expensive to complete or unprofitable to operate. Except with respect to our Madera County facility, we have not entered into any construction contracts or other arrangements, other than site acquisition arrangements, that might limit our exposure to higher costs in developing and completing any new facilities. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

We may not find additional appropriate sites for new facilities and we may not be able to finance, construct, develop or operate these new facilities successfully. We also may be unable to find suitable acquisition candidates. Accordingly, we may not be able to implement our planned expansion strategy.

PEI California has not conducted any significant business operations and has been unprofitable to date. PEI California may be unsuccessful and decrease our overall profitability, causing us to fail to achieve one of our significant goals.

PEI California has not conducted any significant business operations and has been unprofitable to date. Accordingly, there is no prior operating history by which to evaluate the likelihood of PEI California’s success or its contribution to our overall profitability. PEI California may not complete construction of all of our planned ethanol production facilities, and even if PEI California does complete the construction of all of our planned ethanol production facilities, PEI California may not be successful or contribute positively to our profitability. If PEI California is unsuccessful, it will decrease our overall profitability and we will have failed to achieve one of our significant goals.

The raw materials and energy necessary to produce ethanol may be unavailable or may increase in price, adversely affecting our sales and profitability.

The principal raw material we use to produce ethanol and ethanol by-products is corn. As a result, changes in the price of corn can significantly affect our business. In general, rising corn prices produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true since market conditions generally do not allow us to pass along increased corn costs to our customers because the price of ethanol is primarily determined by other factors, such as the price of oil and gasoline. At certain levels, corn prices may make ethanol uneconomical to use in markets where the use of fuel oxygenates is not mandated.

The price of corn is influenced by general economic, market and regulatory factors. These factors include weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade and global demand and supply. The significance and relative impact of these factors on the price of corn is difficult to predict. Any event that tends to negatively impact the supply of corn will tend to increase prices and potentially harm our business. Corn bought by ethanol plants represented approximately 13% of the 2005 total corn supply according to 2005 results reported by the National Corn Growers Association. The increasing ethanol capacity could boost demand for corn and result in increased prices for corn.

The production of ethanol also requires a significant amount of other raw materials and energy, primarily water, electricity and natural gas. For example, we estimate that our Madera County ethanol production facility will require significant and uninterrupted supplies of water, electricity and natural gas. The prices of electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our facilities will need or may not be able to supply such resources on acceptable terms. In addition, if there is an interruption in the supply of water or energy for any reason, we may be required to halt ethanol production.

The market price of ethanol is volatile and subject to significant fluctuations, which may cause our profitability to fluctuate significantly.

The market price of ethanol is dependent upon many factors, including the price of gasoline, which is in turn dependent upon the price of petroleum. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically upon oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline and may establish unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, our average sales price of ethanol declined by approximately 25% from our 2004 average sales price per gallon in five months from January 2005 through May 2005 and reversed this decline and increased to approximately 55% above our 2004 average sales price per gallon in four months from June 2005 through September 2005; and from September through December 2005, our average sales price of ethanol trended downward, but reversed its trend in the first six months of 2006 by rising approximately 31% above our 2005 average sales price per gallon. In recent years, the prices of gasoline, petroleum and ethanol have all reached historically unprecedented high levels. If the prices of gasoline and petroleum decline, we believe that the demand for and price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

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

Certain countries can export ethanol to the United States duty-free, which may undermine the ethanol production industry in the United States.

Imported ethanol is generally subject to a $0.54 per gallon tariff and a 2.5% ad valorem tax that was designed to offset the $0.51 per gallon ethanol subsidy available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is a special exemption from the tariff for ethanol imported from 24 countries in Central America and the Caribbean islands which is limited to a total of 7.0% of United States production per year (with additional exemptions for ethanol produced from feedstock in the Caribbean region over the 7.0% limit). In May 2006, bills were introduced in both the U.S. House of Representatives and U.S. Senate to repeal the $0.54 per gallon tariff. We do not know the extent to which the volume of imports would increase or the effect on United States prices for ethanol if this proposed legislation is enacted or if the tariff is not renewed beyond its current expiration in December 2007. In addition The North America Free Trade Agreement countries, Canada and Mexico, are exempt from duty. Imports from the exempted countries have increased in recent years and are expected to increase further as a result of new plants under development. In particular, the ethanol industry has expressed concern with respect to a new plant under development by Cargill, Inc., the fifth largest ethanol producer in the United States, in El Salvador that would take the water out of Brazilian ethanol and then ship the dehydrated ethanol from El Salvador to the United States duty-free. Since production costs for ethanol in Brazil are estimated to be significantly less than what they are in the United States, the import of the Brazilian ethanol duty-free through El Salvador or another country exempted from the tariff may negatively impact the demand for domestic ethanol and the price at which we sell our ethanol.

Risks Related to our Common Stock

Our common stock has a small public float and shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well, and make it difficult for us to raise additional capital through sales of equity securities.

As of August 17, 2006, we had outstanding approximately 37.2 million shares of our common stock. Approximately 10.8 million of these shares were restricted under the Securities Act of 1933, including approximately 5.7 million shares beneficially owned, in the aggregate, by our executive officers, directors and 10% stockholders. Accordingly, our common stock has a relatively small public float of approximately 26.4 million shares.

We have registered for resale a substantial number of shares of our common stock, including shares of our common stock underlying warrants. The holders of these shares are permitted, subject to few limitations, to freely sell these shares of common stock. As a result of our relatively small public float, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants, or an anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our common stock. In addition, an adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

As a result of our issuance of shares of Series A Preferred Stock to Cascade, our common stockholders may experience numerous negative effects and most of the rights of our common stockholders will be subordinate to the rights of Cascade.

As a result of our issuance of shares of Series A Preferred Stock to Cascade, common stockholders may experience numerous negative effects, including substantial dilution. The 5,250,000 shares of Series A Preferred Stock issued to Cascade are immediately convertible into 10,500,000 shares of our common stock, which amount, when issued, would, based upon the number of shares of our common stock outstanding as of August 17, 2006, represent approximately 22% of our shares outstanding and, in the event that we are profitable, would likewise result in a decrease in our diluted earnings per share by approximately 22%, without taking into account cash or stock payable as dividends on the Series A Preferred Stock.

Other negative effects to our common stockholders will include potential additional dilution from dividends paid in Series A Preferred Stock and certain antidilution adjustments. In addition, rights in favor of holders of our Series A Preferred Stock include: seniority in liquidation and dividend preferences; substantial voting rights; numerous protective provisions; the right to appoint two persons to our board of directors and periodically nominate two persons for election by our stockholders to our board of directors; preemptive rights; and redemption rights. Also, the Series A Preferred Stock could have the effect of delaying, deferring and discouraging another party from acquiring control of Pacific Ethanol. In addition, based on our current number of shares of common stock outstanding, Cascade has approximately 22% of all outstanding voting power as compared to approximately 12% of all outstanding voting power held in aggregate by our current executive officers and directors. Any of the above factors may materially and adversely affect our common stockholders and the values of their investments in our common stock.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	changing conditions in the ethanol and fuel markets;
•	the volume and timing of the receipt of orders for ethanol from major customers;
•	competitive pricing pressures;
•	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
•	the introduction and announcement of one or more new alternatives to ethanol by our competitors;
•	changes in market valuations of similar companies;
•	stock market price and volume fluctuations generally;
•	regulatory developments or increased enforcement;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	our inability to obtain construction, acquisition, capital equipment and/or working capital financing; and
•	future sales of our common stock or other securities.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

From April through June 2006, we issued an aggregate of 1,020,765 shares of our common stock upon the exercise of outstanding warrants, net of 12,685 shares of common stock deemed tendered back to us upon cashless exercises of certain of those warrants. In connection with the warrant exercises, other than cashless exercises, we received aggregate gross proceeds of $3,064,935.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Purchase Agreement dated November 14, 2005 between Pacific Ethanol, Inc. and Cascade Investment, L.L.C. (1)

10.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock (2)

10.3	Deposit Agreement dated April 13, 2006 by and between Pacific Ethanol, Inc. and Comerica Bank (2)

10.4	Registration Rights and Stockholders Agreement dated as of April 13, 2006 by and between Pacific Ethanol, Inc. and Cascade Investment, L.L.C. (2)

10.5	Construction and Term Loan Agreement dated April 10, 2006 by and among Pacific Ethanol Madera LLC, Comerica Bank and Hudson United Capital, a division of TD Banknorth, N.A. (2)

10.6	Construction Loan Note dated April 13, 2006 by Pacific Ethanol Madera LLC in favor of Hudson United Capital, a division of TD Banknorth, N.A. (2)

10.7	Construction Loan Note dated April 13, 2006 by Pacific Ethanol Madera LLC in favor of Comerica Bank (2)

10.8	Assignment and Security Agreement dated April 13, 2006 by and between Pacific Ethanol Madera LLC and Hudson United Capital, a division of TD Banknorth, N.A. (2)

10.9	Member Interest Pledge Agreement dated April 13, 2006 by Pacific Ethanol Madera LLC in favor of Hudson United Capital, a division of TD Banknorth, N.A. (2)

10.10
Disbursement Agreement dated April 13, 2006 by and among Pacific Ethanol Madera LLC, Hudson United Capital, a division of TD Banknorth, N.A., Comerica Bank and Wealth Management Group of TD Banknorth, N.A. (2)

10.11
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 13, 2006 by Pacific Ethanol Madera LLC in favor of Hudson United Capital, a division of TD Banknorth, N.A. (3)

10.12	Amended and Restated Term Loan Agreement effective as of April 13, 2006 by and between Lyles Diversified, Inc. and Pacific Ethanol Madera LLC (2)

10.13	Letter Agreement dated as of April 13, 2006 by and among Pacific Ethanol California, Inc., Lyles Diversified, Inc. and Pacific Ethanol Madera LLC (2)

10.14	Deed of Trust (Non-Construction) Security Agreement and Fixture Filing with Assignment of Rents dated April 13, 2006 by Pacific Ethanol Madera LLC in favor of Lyles Diversified, Inc. (3)

10.15	Form of Indemnification Agreement between the Company and each of its Executive Officers and Directors (2)

10.16	Securities Purchase Agreement dated as of May 25, 2006 by and among Pacific Ethanol, Inc. and the investors listed on the Schedule of Investors attached thereto as Exhibit A (4)

10.17	Form of Warrant dated May 31, 2006 (4)

10.18	Executive Employment Agreement dated as of June 26, 2006 by and between Pacific Ethanol, Inc. and John T. Miller (5)

10.19	Executive Employment Agreement dated as of June 26, 2006 by and between Pacific Ethanol, Inc. and Christopher W. Wright (5)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
__________
*	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for November 10, 2005 (File No. 0-21467) filed with the Securities and Exchange Commission on November 15, 2005.
(2)	Filed as an exhibit to the Registrant’s annual report on Form 10-KSB for December 31, 2005 filed with the Securities and Exchange Commission on April 14, 2006.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for April 13, 2006 filed with the Securities and Exchange Commission on April 19, 2006.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for May 25, 2006 filed with the Securities and Exchange Commission on May 31, 2006.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for June 26, 2006 filed with the Securities and Exchange Commission on June 27, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: August 17, 2006	By: /S/ WILLIAM G. LANGLEY
William G. Langley
Chief Financial Officer
                                        (principal financial officer and duly authorized  officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002