Form 10-K/A
period 2006-12-31
Pacific Ethanol, Inc.
filed 2007-04-23
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of April 19, 2007 was 40,575,478.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 is being filed for the sole purpose of correcting inadvertent errors in the certifications of the Registrant’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). The Registrant hereby amends its Annual Report on Form 10-K to include the corrected Section 302 Certifications. No revisions have been made to the Registrant’s financial statements or any other disclosures contained in the Registrant's previously-filed Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of April, 2007.

PACIFIC ETHANOL, INC.

By:	/s/ NEIL M. KOEHLER

Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES William L. Jones	Chairman of the Board and Director	April 19, 2007
/s/ NEIL M. KOEHLER Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	April 19, 2007
/s/ JOHN T. MILLER John T. Miller	Chief Operating Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	April 19, 2007
/s/ TERRY L. STONE Terry L. Stone	Director	April 19, 2007
/s/ JOHN L. PRINCE John L. Prince	Director	April 19, 2007
/s/ DOUGLAS L. KIETA Douglas L. Kieta	Director	April 19, 2007
/s/ ROBERT P. THOMAS Robert P. Thomas	Director	April 19, 2007
/s/ DANIEL A. SANDERS Daniel A. Sanders	Director	April 19, 2007

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002