Form 10-Q
period 2007-03-31
Pacific Ethanol, Inc.
filed 2007-05-10
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

❒    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-21467

PACIFIC ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2170618 (I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California 95814
(Address of principal executive offices)

(916) 403-2123
(Registrant’s telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ❒	Non-accelerated filer ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❒No ☒

As of May 10, 2007, there were 40,562,478 shares of Pacific Ethanol, Inc. common stock, $.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
ASSETS	2007	2006
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$30,175	$44,053
Investments in marketable securities	19,974	39,119
Accounts receivable, net (including $1,727 and $1,188 as of March 31, 2007 and December 31, 2006, respectively, from a related party)	23,242	29,322
Restricted cash	645	1,567
Inventories	16,906	7,595
Prepaid expenses	965	1,053
Prepaid inventory	2,543	2,029
Other current assets	3,371	2,307
Total current assets	97,821	127,045
Property and Equipment, Net	248,462	196,156
Other Assets:
Restricted cash	101,435	24,851
Deposits and advances	49	9,040
Goodwill	85,307	85,307
Intangible assets, net	8,466	10,155
Other assets	9,293	1,266
Total other assets	204,550	130,619
Total Assets	$550,833	$453,820
_______________
*    Amounts derived from the audited financial statements for the year ended December 31, 2006.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
	(unaudited)	*
Current Liabilities:
Accounts payable - trade	$30,750	$11,483
Other liabilities - related parties	5,217	9,422
Accrued payroll	947	766
Current portion - notes payable	4,315	4,125
Other current liabilities	7,360	4,798
Total current liabilities	48,589	30,594

Notes payable, net of current portion	103,667	28,970
Deferred tax liability	1,091	1,091
Other liabilities	—	357
Total Liabilities	153,347	61,012
Commitments and Contingencies (Note 10)
Non-controlling interest in variable interest entity	95,760	94,363
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; 5,250 shares issued and outstanding as of March 31, 2007 and December 31, 2006	5	5
Common stock, $0.001 par value; 100,000 shares authorized; 40,560 and 40,269 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	41	40
Additional paid-in capital	399,851	397,535
Other comprehensive income (loss)	(416)	545
Accumulated deficit	(97,755)	(99,680)
Total stockholders’ equity	301,726	298,445
Total Liabilities and Stockholders’ Equity	$550,833	$453,820
_______________
*    Amounts derived from the audited financial statements for the year ended December 31, 2006.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31
	2007	2006
Net sales (including $5,972 and $5,860 for the three months ended March 31, 2007 and 2006, respectively, to a related party)	$99,242	$38,239
Cost of goods sold	83,901	35,914
Gross profit	15,341	2,325
Selling, general and administrative expenses	9,502	2,984
Income (loss) from operations	5,839	(659)
Other income, net	75	47
Income (loss) before non-controlling interest in variable interest entity	5,914	(612)
Non-controlling interest in variable interest entity	(2,939)	—
Net income (loss)	$2,975	$(612)
Preferred stock dividends	$(1,050)	$—
Income (loss) available to common stockholders	$1,925	$(612)
Net income (loss) per share, basic and diluted	$0.05	$(0.02)
Weighted-average shares outstanding, basic	40,346	29,587
Weighted-average shares outstanding, diluted	40,632	29,587

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$2,975	$(612)
Other comprehensive income, net of tax:
Net change in the fair value of derivatives	(758)	(6)
Unrealized gain on available-for-sale securities	—	680
Comprehensive income	$2,217	$62

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income (loss)	$2,975	$(612)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	4,586	274
Loss on disposal of equipment	33	—
Amortization of deferred financing fees	933	—
Non-cash compensation expense	512	334
Non-cash consulting expense	157	267
Gain on derivatives	(283)	—
Non-controlling interest in variable interest entity	2,939	—
Changes in operating assets and liabilities:
Accounts receivable	6,080	(3,008)
Restricted cash	922	—
Notes receivable, related party	—	(104)
Inventories	(9,311)	(281)
Prepaid expenses and other assets	(1,219)	(1,315)
Prepaid inventory	(514)	525
Accounts payable and accrued expenses	20,594	862
Accounts payable, and accrued expenses (related party)	(4,205)	8,056
Net cash provided by operating activities	24,199	4,998
Investing Activities:
Additions to property and equipment	(45,637)	(13,770)
Proceeds from sales of available-for-sale investments	18,796	2,750
Proceeds from sale of equipment	10	—
Increase in restricted cash designated for construction projects	(76,584)	—
Net cash used in investing activities	(103,415)	(11,020)
Financing Activities:
Proceeds from exercise of warrants and stock options	1,648	5,702
Principal payments paid on borrowings	(1,315)	—
Cash paid for debt issuance costs	(8,895)	—
Proceeds from borrowing	76,000	—
Preferred share dividend paid	(2,100)	—
Net cash provided by financing activities	65,338	5,702
Net decrease in cash and cash equivalents	(13,878)	(320)
Cash and cash equivalents at beginning of period	44,053	4,521
Cash and cash equivalents at end of period	$30,175	$4,201

Supplemental Information:
Interest paid	$1,235	$176
Non-Cash Financing and Investing activities:
Transfer of deposit to property and equipment	$8,992	$—
Capital lease	$203	$—
Preferred stock dividend declared	$1,050	$—

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business - The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and all of its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation (“PEI California”), and Kinergy Marketing, LLC, an Oregon limited liability company and, effective October 17, 2006, the consolidated financial statements also include Front Range Energy, LLC, a Colorado limited liability company (“Front Range”), a variable interest entity of which Pacific Ethanol, Inc. owns 42% and is the primary beneficiary (collectively, the “Company”).

The Company is engaged in the business of marketing and producing ethanol and its co-products, including wet distillers grain (“WDG”).

Basis of Presentation-Interim Financial Statements - The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Except as disclosed in Note 2 below, the accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Activity occurring during the three months ended March 31, 2006 and reflected in the consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows does not include the operations or transactions of Front Range, the Company’s variable interest entity, as the Company did not obtain a variable interest in Front Range until October 17, 2006.

Reclassifications of prior year’s data have been made to conform to 2007 classifications.

2.  NEW ACCOUNTING STANDARDS.

The disclosure requirements and cumulative effect of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, are presented in Note 8.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities. The principal source of guidance on the accounting for planned major maintenance activities is the Airline Guide. The Airline Guide permitted four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral and accrual (accrue-in-advance). FSP AUG AIR-1 amended the Airline Guide by prohibiting the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company adopted the direct expense method of accounting for major maintenance activities on January 1, 2007 and does not expect FSP AUG AIR-1 to have a material effect on its consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  MARKETABLE SECURITIES.

The cost, gross unrealized gains (losses) and fair value of available-for-sale securities by security type were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2007:
Available-for-sale:
Other short-term marketable securities	$19,974	$—	$—	$19,974
Total marketable securities	$19,974	$—	$—	$19,974

December 31, 2006:
Available-for-sale:
U.S. Treasury securities	$27,651	$349	$—	$28,000
Other short-term marketable securities	11,119	—	—	11,119
Total marketable securities	$38,770	$349	$—	$39,119

4.  INVENTORIES.

Inventories consist primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$8,761	$3,709
Work in progress	1,107	873
Finished goods	6,394	2,452
Other	644	561
Total	$16,906	$7,595

5.  GOODWILL AND OTHER INTANGIBLE ASSETS.

The Company performed its annual review of impairment of goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, as of March 31, 2007. The Company did not recognize any impairment losses to previously recorded goodwill or intangible assets during the three months ended March 31, 2007 as a result of its annual review.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  NOTES PAYABLE.

The following table summarizes the Company’s long term borrowings and capital lease obligations (in thousands):

	March 31, 2007	December 31, 2006

Variable rate, secured construction/term loan due 2015	$76,000	$—
Variable rate, secured term loans due 2011	30,578	31,882
Capital lease obligations	1,404	1,213
	107,982	33,095
Less short-term portion of long-term debt	(4,315)	(4,125)
Notes payable	$103,667	$28,970

New Debt Financing - On February 27, 2007, the Company closed a debt financing transaction in the aggregate amount of up to $325,000,000 through certain of its wholly-owned indirect subsidiaries (the “Borrowers”). The primary purpose of the debt financing (the “Debt Financing”) is to provide debt financing for the development, construction, installation, engineering, procurement, design, testing, start-up, operation and maintenance of five ethanol production facilities. The Debt Financing includes:

•
five construction loan facilities in an aggregate amount of up to $300,000,000. Loans made under the construction loan facilities do not amortize, but require payment of accrued interest, and are fully due and payable on the earlier of October 27, 2008 and the date (the “Conversion Date”) the construction loans made thereunder are converted into term loans, the latter of which is to be the date the last of the five plants achieves commercial operations. On the Conversion Date, the construction loans are to be converted into term loans;

•
five term loan facilities in an aggregate amount of up to $300,000,000, which are intended to refinance the loans made under the construction loan facilities. The term loans are to be repaid ratably by each Borrower on a quarterly basis from and after the Conversion Date in an amount equal to 1.5% of the aggregate original principal amount of the corresponding term loan. The remaining principal balance and all accrued and unpaid interest on the term loans are fully due and payable on the date that is 84 months after the Conversion Date; and

•
a working capital and letter of credit facility in an aggregate amount of up to $25,000,000 that is fully due and payable on the date that is 12 months after the Conversion Date, but is expected to be renewed on similar terms and conditions. During the term of the working capital and letter of credit facility, the Borrowers may borrow, repay and re-borrow amounts available under the facility.

Loans and letters of credit under the Debt Financing are subject to conditions precedent, including, among others, the absence of a material adverse effect; the absence of defaults or events of defaults; the accuracy of certain representations and warranties; the maintenance of a debt-to-equity ratio that is not in excess of 65:35; the contribution of all required equity by the Company to the Borrowers, which is expected to be approximately $218,800,000 in the aggregate; and the attainment of a 1.5-to-1.0 debt service coverage ratio. Under the Debt Financing, loans for plants other than the Company’s ethanol plant in Madera County, California are not available until after the Company’s construction loan is funded with respect to the Madera ethanol plant. Also, the Borrowers may not be able to fully utilize the Debt Financing if the completed ethanol plants fail to meet certain minimum performance standards. Loans made under the construction and term loan facilities may not be re-borrowed once repaid or re-borrowed once prepaid. Finally, loan amounts under the construction and term loan facilities are limited to a percentage of project costs of the corresponding plant but are not to exceed approximately $1.15 per gallon of annual production capacity of the plant.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Borrowers have the option to select from multiple interest rates that float with common interest rate indices, such as the LIBOR, with reset periods of differing durations. Depending upon the floating interest rate selected, the type of loan and whether the loan is made under a construction loan facility, a term loan facility or the working capital and letter of credit facility, loans under the Debt Financing bear interest at rates ranging from 2.25% to 4.35% over the selected interest rate index.

In addition to scheduled principal payments, starting after the Conversion Date, the term loan facilities require mandatory repayments of principal in amounts based on the Borrowers’ free cash flow. The percentage of the Borrowers’ free cash flow to be applied to principal repayments is to vary from 50% in the first two years following the Conversion Date to 75-100% in succeeding years, based upon repayment amounts measured against targeted balances.

Borrowings and the Borrowers’ obligations under the Debt Financing are secured by a first-priority security interest in all of the equity interests in the Borrowers and substantially all the assets of the Borrowers. The security interests granted by the Borrowers under the Debt Financing restrict the assets and revenues of the Borrowers and therefore may inhibit the Company’s ability to obtain other debt financing.

In connection with the Debt Financing, the Company also entered into a Sponsor Support Agreement under which the Company is to provide limited contingent equity support in connection with the development, construction, installation, engineering, procurement, design, testing, start-up and maintenance of the five ethanol production facilities. In particular, the Company has agreed to contribute to the Borrowers up to an aggregate of approximately $42,400,000 (the “Sponsor Funding Cap”) of contingent equity in the event the Borrowers have insufficient funds to either pay their project costs as they become due and payable or, by delay in payment, cause the ethanol production facilities to fail to be completed by the Conversion Date. The Company has agreed to provide a warranty with respect to all ethanol plants other than its Madera facility. The term of the warranty is one year from the date the fifth ethanol plant achieves commercial operations. The Company’s obligations under the warranty are capped at the Sponsor Funding Cap. Until the Company’s contingent equity obligations have been fully performed or the warranty period has expired, the Company may not incur any secured indebtedness for borrowed money, grant liens on its assets or provide any secured credit enhancements in an aggregate amount in excess of $10,000,000 unless the Company provides the lenders under the Debt Financing with the same liens or credit support.

The Company incurred $10,699,000 of costs associated with the completion of the Debt Financing arrangement and has capitalized these costs in other assets, except the portion amortizing during the next 12 months, which is classified in other current assets. These costs are being amortized over a six year life.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The collateral for the Borrower’s obligations at March 31, 2007 was $76,282,000 and is classified as restricted cash.

Construction and Term Loan Financing - On April 13, 2006, the Company entered into a Construction and Term Loan Agreement with TD BankNorth, N.A. and Comerica Bank for debt financing in the aggregate amount of up to approximately $34,000,000. In December 2006, the Company paid $1,000,000 to amend this agreement to extend the termination date through February 28, 2007. On February 28, 2007, this debt financing was unused and terminated.

7.  STOCK-BASED COMPENSATION.

The Company has three equity incentive compensation plans: an Amended 1995 Incentive Stock Plan, a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

Total stock-based compensation expense related to SFAS No. 123 (Revised 2004), Share-Based Payments, included in wages, salaries and related costs was $669,000 and $601,000 for the three months ended March 31, 2007 and 2006, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of March 31, 2007, $8,168,000 of compensation cost attributable to future services related to plan awards that are probable of being achieved had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 4.07 years.

8.  INCOME TAXES.

The Company’s accounting for income taxes is based on an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in its financial statements or tax returns. The measurement of tax assets and liabilities is based on the provisions of enacted tax laws.

The effective tax rate for the three months ended March 31, 2007 was 0.0% and remained constant with the effective tax rate for the three months ended March 31, 2006 of 0.0%. The provision for income taxes for all periods presented is primarily attributable to the cumulative tax net operating losses that the Company has generated in the current and prior years for which a valuation allowance has been established under the rules of SFAS No. 109, Accounting for Income Taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate will not be affected by the adoption of FIN 48. Unrecognized tax benefits are not expected to increase or decrease within the next 12 months as a result of the anticipated lapse of an applicable statute of limitations. Interest and penalties related to unrecognized income tax benefits will be accrued in interest expense and operating expense, respectively. The Company has not accrued interest or penalties as of the date of adoption because they are not applicable.

The Company may be audited by applicable federal and state taxing authorities in the following income tax jurisdictions in which the Company previously filed or expects to file income tax returns for the years indicated:

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Jurisdiction	Tax Years

Federal	2003 - 2006
California	2002 - 2006
Oregon	2006
Colorado	2006
Idaho	2006

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions including federal and California, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

9.  EARNINGS PER SHARE.

The following table computes basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2007
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$2,975
Less: Preferred stock dividends	(1,050)

Basic Earnings per Share:
Income available to common stockholders	1,925	40,346	$0.05
Effect of outstanding warrants	—	72
Effect of outstanding options	—	214

Diluted Earnings per Share:
Income available to common stockholders, including assumed conversions	$1,925	40,632	$0.05

	Three Months Ended March 31, 2006
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(612)

Basic Earnings per Share:
Loss available to common stockholders	(612)	29,587	$(0.02)

Diluted Earnings per Share:
Income available to common stockholders, including assumed conversions	$(612)	29,587	$(0.02)

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  COMMITMENTS AND CONTINGENCIES.

Commitments - The following is a description of significant commitments at March 31, 2007:

Purchase Commitments - At March 31, 2007, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol, corn, natural gas and denaturant. Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price portion of the table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

	Fixed-Price Contracts	Indexed-Price Contracts (Volume)
Ethanol	$65,238	39,310 gallons
Corn	50,796	9,355 bushels
Natural gas	2,674	—
Denaturant	—	265 gallons
Total	$118,708

Sales Commitments - At March 31, 2007, the Company had entered into sales contracts with customers to sell certain quantities of ethanol and corn. The volumes indicated in the indexed-price contracts portion of the table are additional committed sales and will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

	Fixed-Price Contracts	Indexed-Price Contracts (Volume)
Ethanol	$47,590	41,787 gallons
Corn	2,441	—
Wet distillers grain	4,085	—
Denaturant	—	261 gallons
Total	$54,116

Ethanol Purchase and Marketing Agreements - In October 2005, the Company entered into an ethanol purchase and marketing contract with the owner of an ethanol production facility under which the Company is required to purchase or market all of the ethanol produced from the facility. Under the agreement, the Company is obligated to purchase ethanol at a negotiated price or the Company receives a pre-negotiated margin of the sales price. The effective term of the agreement is two years through October 2007 with automatic renewals for additional one-year periods. The obligations under this contract are in addition to the commitments in the tables above.

Capital Commitments - As of March 31, 2007, construction commitments for in-progress and contracted ethanol processing facilities for the remainder of 2007 and for 2008 are $114,213,000 and $39,269,000, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contingencies - The following is a description of significant contingencies at March 31, 2007:

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

Litigation - Barry Spiegel - State Court Action - On December 23, 2005, Barry J. Spiegel, a former shareholder and director of the Company’s predecessor, Accessity Corp. (“Accessity”), filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512) (the “State Court Action”) against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell (collectively, the “Individual Defendants”). Messrs. Siegel, Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and the Company. The State Court Action relates to a share exchange transaction (“Share Exchange Transaction”) among Accessity, Pacific Ethanol and two other entities, and purports to state the following five counts against the Individual Defendants: (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida’s Securities and Investor Protection Act. Mr. Spiegel bases his claims on allegations that the actions of the Individual Defendants in approving the Share Exchange Transaction caused the value of his Accessity common stock to diminish and is seeking approximately $22,000,000 in damages. On March 8, 2006, the Individual Defendants filed a motion to dismiss the State Court Action. Mr. Spiegel filed his response in opposition on May 30, 2006. The Court granted the motion to dismiss by Order dated December 1, 2006 (the “Order”), on the grounds that, among other things, Mr. Spiegel failed to bring his claims as a derivative action. Mr. Spiegel is seeking appellate review of the Order.

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint includes the Company as a defendant. The breach of fiduciary duty counts are alleged solely against the Individual Defendants and not the Company. The Company expects to vigorously defend the amended complaint. The Company has filed a Motion to Dismiss the Amended Complaint which is scheduled to be heard on July 27, 2007.

Litigation - Barry Spiegel - Federal Court Action - On December 22, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848) (the “Federal Court Action”) against the Individual Defendants and the Company. The Federal Court Action relates to the Share Exchange Transaction and purports to state the following three counts: (i) violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (iii) violation of Section 20(A) of the Exchange Act. The first two counts are alleged against the Individual Defendants and the Company and the third count is alleged solely against the Individual Defendants. Mr. Spiegel bases his claims on, among other things, allegations that the actions of the Individual Defendants and the Company in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel is seeking in excess of $15,000,000 in damages. Mr. Spiegel amended the Federal Court Action on February 9, 2007 and recently filed a Motion to Dismiss the amended pleading. The Company expects to vigorously defend the Federal Court Action.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Litigation - Mercator - In 2003, the Company filed a lawsuit seeking damages in excess of $100,000,000 against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., the parent corporation of Presidion Solutions, Inc. (“Presidion”), (ii) Presidion’s investment bankers, Mercator Group, LLC (“Mercator”) and various related and affiliated parties, and (iii) Taurus Global LLC (“Taurus”) (collectively referred to as the “Mercator Action”), alleging that these parties committed a number of wrongful acts, including, but not limited to tortiously interfering in a transaction between the Company and Presidion. In 2004, the Company dismissed this lawsuit without prejudice, which was filed in Florida state court. In January 2005, the Company refiled this action in the State of California, for a similar amount, as the Company believes that to be the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, the Company filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. Arbitration hearings have been scheduled to commence in July 2007. In April 2007, the arbitration proceedings were suspended due to non-payment of arbitration fees by Presidion and Taurus. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing the Company in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and the Company will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

11.  DERIVATIVES/HEDGES.

Commodity Risk - Cash Flow Hedges - The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months to protect gross margins to reduce the potentially adverse effects of market volatility. For the three months ended March 31, 2007 and 2006, gains from ineffectiveness in the amount of $142,000 and $7,000, respectively, were recorded in cost of goods sold and effective losses in the amount of $124,000 and $0, respectively, were recorded in cost of goods sold. Amounts remaining in other comprehensive income (loss) will be reclassified to earnings upon the recognition of the related purchase or sale. Other comprehensive loss in the amount of $91,000 associated with commodity cash flow hedges is expected to be recognized in income over the next twelve months. The fair value notional balances remaining on these derivatives as of March 31, 2007 and December 31, 2006 were $13,689,000 and $11,588,000, respectively.

Commodity Risk - Non-Designated Derivatives - As part of the Company’s risk management strategy, the Company uses forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in the price for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in earnings. The Company recognized $321,000 and $0 as the change in the fair value of these contracts for the three months ended March 31, 2007 and 2006, respectively.

Interest Rate Risk - The Company uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company marked its derivative instruments to fair value at each period end, except for those derivative contracts that qualified for the normal purchase and sale exemption under SFAS No. 133. According to the Company’s designation of the derivatives, changes in the fair value of derivatives are reflected in earnings or other comprehensive income.

Other Comprehensive Income - Other comprehensive income relative to derivatives was as follows (in thousands):
	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2007	$461	$(265)
Net changes	(428)	(81)
Less: Amount reclassified to cost of goods sold	(124)	—
Less: Amount reclassified to other income (expense)	—	21
Ending balance, March 31, 2007	$(91)	$(325)
—————
*Calculated on a pretax basis

12.  RELATED PARTY TRANSACTIONS.

During 2006, the Company signed a sales contract with an entity which at the time was owned by a member of the Company’s Board of Directors. The contract was in effect during the quarter and expired on March 31, 2007. The Company recorded sales of $5,972,000 and had accounts receivable of $1,727,000 at March 31, 2007 under this contract.

In 2006, the Company entered into an agreement with a construction company to build an ethanol production facility in Madera County, California. An officer of the construction company is a former member of the board of directors of PEI California. The Company had outstanding liabilities to the construction company in the amount of $5,217,000 as of March 31, 2007.

13.  SUBSEQUENT EVENT.

Carbon Dioxide Plant - On April 4, 2007, the Company entered into a long-term agreement to sell carbon dioxide gas (“CO2”). Under this agreement the Company will adapt its Madera plant, at a cost of approximately $1,500,000, in order to facilitate the CO2’s delivery to the customer. The agreement calls for the customer to reimburse the Company for its capital investment through a recovery fee included in the agreed upon sales price and has a take or pay component which requires the customer to purchase, or if it does not purchase, pay for a minimum quantity of raw CO2. The agreement runs for 15 years and will automatically renew for successive five year periods unless terminated by either party.

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

Any of the factors described above or in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

Our primary goal is to become the leading marketer and producer of renewable fuels in the Western United States.

We produce and sell ethanol and its co-products and provide transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon and Colorado. We have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States.

Our customers are oil companies who blend ethanol into gasoline. We supply ethanol to our customers either from our own ethanol production facilities located within the regions we serve, or with ethanol procured in bulk from other producers. In some cases, we have marketing agreements with other ethanol producers to market all of the output of their facilities.

In October 2006, we completed construction of an ethanol production facility with nameplate annual production capacity of 35 million gallons located in Madera, California, and began producing ethanol. In October 2006, we also acquired approximately 42% of the outstanding membership interests of Front Range Energy, LLC, or Front Range, which owns and operates an ethanol production facility with nameplate annual production capacity of 40 million gallons located in Windsor, Colorado. In addition, we are currently constructing four additional ethanol production facilities. We also intend to construct or otherwise acquire additional ethanol production facilities as financial resources and business prospects make the construction or acquisition of these facilities advisable.

Total annual gasoline consumption in the United States is approximately 140 billion gallons. Total annual ethanol consumption currently represents less than 4% of annual gasoline consumption, or approximately 5.6 billion gallons of ethanol. We believe that the domestic ethanol industry has substantial potential for growth to reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol. In California alone, an increase in the consumption of ethanol from California’s current level of 5.7%, or approximately 1.0 billion gallons of ethanol per year, to at least 10% of total annual gasoline consumption would result in consumption of approximately 700 million additional gallons of ethanol, representing an increase in annual ethanol consumption in California alone of approximately 75% and an increase in annual ethanol consumption in the entire United States of approximately 13%.

We intend to achieve our goal of becoming the leading marketer and producer of renewable fuels in the Western United States in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol throughout the Western United States, by expanding our relationships with animal feed distributors and end users to build local markets for wet distillers grains, or WDG, the primary co-product of our ethanol production, and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and ultimately as a primary transportation fuel. In addition, we intend to achieve this goal in part by expanding our production capacity to 220 million gallons of annual production capacity by mid 2008 and 420 million gallons of annual production capacity by the end of 2010. We also intend to expand our distribution infrastructure by expanding our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; consolidation of variable interest entities; impairment of intangible and long-lived assets; stock-based compensation; derivative instruments and hedging activities; allowance for doubtful accounts; and costs of start-up activities. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The tables below, which compare our results of operations between or among periods, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales.

Net Sales and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31, 2007	March 31, 2006	Variance in Dollars	Variance in Percent
Net sales	$99,242	$38,239	$61,003	160%
Cost of goods sold	83,901	35,914	47,987	134%
Gross profit	$15,341	$2,325	$13,016	560%
Percentage of net sales	15.5%	6.1%

The increase in our net sales for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was predominantly due to increased sales volume and increased average sales prices. For the three months ended March 31, 2007, total volume of ethanol sold as a principal and as an agent increased by 17.7 million gallons, or 89%, to 37.5 million gallons as compared to 19.8 million gallons for the three months ended March 31, 2006. For the three months ended March 31, 2007, our average sales price of ethanol increased by $0.42 per gallon, or 22%, to $2.34 per gallon for all gallons sold as a principal and an agent as compared to $1.92 per gallon for the three months ended March 31, 2006. The substantial increase in sales volume is primarily due to additional supply provided under our ethanol marketing agreements and the commencement of ethanol production. In the fourth quarter of 2006, we began producing ethanol and its co-products at our Madera facility and, based on our ownership interest in Front Range, began recording a proportionate amount of its net sales. The production and sale of ethanol and its co-products at our Madera facility and through Front Range contributed an aggregate of $47,577,000 in sales for the three months ended March 31, 2007, whereas there were no such sales during the three months ended March 31, 2006.

The increase in our gross profit for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, both in dollars and as a percentage of net sales, is primarily due to the commencement of ethanol production at our Madera facility and our proportionate amount of gross profit generated from Front Range.

Future gross profit margins will vary based upon, among other things, the size and timing of our net long or short positions during our various contract periods and the volatility of the market price of ethanol.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31, 2007	March 31, 2006	Variance in Dollars	Variance in Percent
Selling, general and administrative expenses	$9,502	$2,984	$6,518	218%
Percentage of net sales	9.6%	7.8%

The increase in selling, general and administrative expenses during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was largely due to an increase of $1,512,000 of amortization of intangible assets associated with our acquisition of the 42% interest in Front Range which will continue through the second quarter of 2007, an increase of $1,301,000 in employee wages and salaries related to the hiring of additional staff positions, an increase of $1,197,000 in consulting expenses, an increase of $843,000 in external audit expense, and an increase of $1,665,000 for all other selling, general and administrative expenses. Consulting and other selling, and general and administrative expenses include approximately $900,000 related to control remediation efforts and related to our use of consultants and temporary staff to facilitate the transition of the finance department to our new corporate location in Sacramento, California, which we believe are unique to the quarter ended March 31, 2007; we anticipate approximately $400,000 of these kinds of expenses in the second quarter of 2007. Our cost-control efforts are ongoing and we expect that over the near-term, our selling, general and administrative expenses will decrease as a percentage of net sales as we continue to expand our marketing and production operations.

Other Income

The following table presents our other income in dollars and our other income as a percentage of net sales (in thousands, except percentages):
	Three Months Ended
	March 31, 2007	March 31, 2006	Variance in Dollars	Variance in Percent
Other income, net	$75	$47	$28	60%
Percentage of net sales	0.1%	0.1%

Other income increased during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, largely due to an increase of $1,744,000 in interest income due to higher average interest-earning cash balances, an increase of $724,000 in capitalized interest expense and a $74,000 increase in all other categories, offset by an increase of $1,409,000 of deferred financing cost amortization related to potential plant expansion financing and an increase of $1,105,000 of interest expense primarily related to borrowings.

Non-Controlling Interest in Variable Interest Entity

The following table presents the charge in dollars related to our non-controlling interest in Front Range, a variable interest entity, and this charge as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31, 2007	March 31, 2006	Variance in Dollars	Variance in Percent
Non-controlling interest in variable interest entity	$(2,939)	$—	$(2,939)	—
Percentage of net sales	(3.0)%	—%

The charge related to our non-controlling interest in variable interest entity relates to our consolidated treatment of Front Range, our variable interest entity, and represents our non-controlling interests in the earnings of Front Range.

Net Income (Loss)

The following table presents our net income (loss) in dollars and our net income (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31, 2007	March 31, 2006	Variance in Dollars	Variance in Percent
Net income (loss)	$2,975	$(612)	$3,587	586%
Percentage of net sales	3.0%	(1.6)%

Net income (loss) increased during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, primarily due to the increase in our net sales and gross margins for the three months ended March 31, 2007, as discussed above.

Preferred Stock Dividends and Income (Loss) Available to Common Stockholders

The following table presents the preferred stock dividends in dollars for our Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock, these preferred stock dividends as a percentage of net sales, and our income (loss) available to common stockholders in dollars and our income (loss) available to common stockholders as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31, 2007	March 31, 2006	Variance in Dollars	Variance in Percent
Preferred stock dividends	$(1,050)	$—	$(1,050)	—
Percentage of net sales	1.0%	—%
Income (loss) available to common stockholders	$1,925	$(612)	$2,537	415%
Percentage of net sales	2.0%	(1.6)%

For the three months ended March 31, 2007, we declared cash dividends on shares of our Series A Preferred Stock in the aggregate amount of $1,050,000. Shares of our Series A Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% per annum of the purchase price per share of the Series A Preferred Stock, or, at our option, these dividends may be paid in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities. The following table presents working capital and cash and marketable securities (in thousands):

	March 31, 2007	December 31, 2006	Variance in Dollars
Working capital	$49,232	$96,451	$(47,219)
Cash and cash equivalents	$30,175	$44,053	$(13,878)
Investments in marketable securities	19,974	39,119	(19,145)
	$50,149	$83,172	$(33,023)

Change in working capital

Working capital decreased to $49,232,000 at March 31, 2007 from $96,451,000 at December 31, 2006 as a result of a decrease in current assets of $29,224,000 and an increase in current liabilities of $17,995,000. Current assets decreased primarily due to net decreases in cash and cash equivalents and investments in marketable securities of $13,878,000 and $19,145,000, respectively, the proceeds of which were primarily used for costs associated with the construction of ethanol production facilities, and a decrease in accounts receivable of $6,080,000, all of which were partially offset by an increase in inventory of $9,311,000, primarily resulting from an increase in corn and ethanol held in inventory, and an increase in all other current assets of $568,000. Current liabilities increased $17,995,000 due to an increase in trade accounts payable of $19,267,000 resulting primarily from large construction costs held in accounts payable for payment, which was partially offset by net decreases in other current liabilities of $1,272,000.

Change in cash and cash equivalents and investments in marketable securities

Cash and cash equivalents decreased to $30,175,000 at March 31, 2007 from $44,053,000 at December 31, 2006 as a result of cash used in investing activities of $103,415,000 which was partially offset by cash provided by operating activities of $24,199,000 and cash provided by financing activities of $65,338,000.

Cash provided by operating activities of $24,199,000 resulted primarily from net income of $2,975,000, an increase in accounts payable and accrued expenses of $20,594,000, a decrease in accounts receivable of $6,080,000, a charge related to our non-controlling interest in Front Range of $2,939,000, depreciation and amortization of $4,586,000, non-cash compensation and consulting expenses of $669,000, amortization of deferred financing costs of $933,000, all of which were partially offset by an increase in inventories of $9,311,000 and related party accounts payable of $4,205,000.

Cash used in investing activities of $103,415,000 resulted from purchases of additional property and equipment of $45,637,000, an increase in restricted cash designated for construction of $76,584,000, which was partially offset by proceeds from sales of marketable securities of $18,796,000.

Cash provided by financing activities of $65,338,000 resulted primarily from proceeds on new debt financing of $76,000,000, which was partially offset by cash paid for debt issuance costs of $8,895,000 and preferred stock dividends paid of $2,100,000.

Other Assets and Liabilities. The following table presents certain other assets and liabilities (in thousands):

	March 31, 2007	December 31, 2006	Variance in Dollars
Property and equipment, net	$248,462	$196,156	$52,306
Restricted cash	$101,435	$24,851	$76,584
Notes payable, net of current portion	$103,667	$28,970	$74,697

Changes in other assets and liabilities

Property and equipment increased to $248,462,000 at March 31, 2007 from $196,156,000 at December 31, 2006 primarily as a result of activities at our four ethanol plants under construction.

Restricted cash increased to $101,435,000 at March 31, 2007 from $24,851,000 at December 31, 2006 as a result of the closing of our new debt financing described below. As our plants are built, and after we have made required equity contributions, funds to pay construction costs are initially deposited in a restricted bank account from borrowings on our loan agreements and are then paid out to contractors as construction progresses.

Notes payable, net of current portion, increased to $103,667,000 at March 31, 2007 from $28,970,000 at December 31, 2006 also as a result of the above mentioned construction activities at our ethanol plants. These proceeds are from our new debt financing arrangement entered in February 2007.

New Debt Financing.

On February 27, 2007, we closed a debt financing transaction in the aggregate amount of up to $325,000,000 through certain of our wholly-owned indirect subsidiaries, or Borrowers. The primary purpose of the debt financing, or Debt Financing, is to provide debt financing for the development, construction, installation, engineering, procurement, design, testing, start-up, operation and maintenance of five ethanol production facilities. The Debt Financing includes:

•
five construction loan facilities in an aggregate amount of up to $300,000,000. Loans made under the construction loan facilities do not amortize, but require payment of accrued interest, and are fully due and payable on the earlier of October 27, 2008 and the date, or Conversion Date, the construction loans made thereunder are converted into term loans, the latter of which is to be the date the last of the five plants achieves commercial operations. On the Conversion Date, the construction loans are to be converted into term loans;

•
five term loan facilities in an aggregate amount of up to $300,000,000, which are intended to refinance the loans made under the construction loan facilities. The term loans are to be repaid ratably by each Borrower on a quarterly basis from and after the Conversion Date in an amount equal to 1.5% of the aggregate original principal amount of the corresponding term loan. The remaining principal balance and all accrued and unpaid interest on the term loans are fully due and payable on the date that is 84 months after the Conversion Date; and

•
a working capital and letter of credit facility in an aggregate amount of up to $25,000,000 that is fully due and payable on the date that is 12 months after the Conversion Date, but is expected to be renewed on similar terms and conditions. During the term of the working capital and letter of credit facility, the Borrowers may borrow, repay and re-borrow amounts available under the facility.

Loans and letters of credit under the Debt Financing are subject to conditions precedent, including, among others, the absence of a material adverse effect; the absence of defaults or events of defaults; the accuracy of certain representations and warranties; the maintenance of a debt-to-equity ratio that is not in excess of 65:35; the contribution of all required equity by us to the Borrowers, which is expected to be approximately $218,800,000 in the aggregate; and the attainment of a 1.5-to-1.0 debt service coverage ratio. Under the Debt Financing, loans for plants other than our ethanol plant in Madera County, California are not available until after our construction loan is funded with respect to the Madera ethanol plant. Also, the Borrowers may not be able to fully utilize the Debt Financing if the completed ethanol plants fail to meet certain minimum performance standards. Loans made under the construction and term loan facilities may not be re-borrowed once repaid or re-borrowed once prepaid. Finally, loan amounts under the construction and term loan facilities are limited to a percentage of project costs of the corresponding plant but are not to exceed approximately $1.15 per gallon of annual production capacity of the plant.

The Borrowers have the option to select from multiple interest rates that float with common interest rate indices, such as the LIBOR, with reset periods of differing durations. Depending upon the floating interest rate selected, the type of loan and whether the loan is made under a construction loan facility, a term loan facility or the working capital and letter of credit facility, loans under the Debt Financing bear interest at rates ranging from 2.25% to 4.35% over the selected interest rate index.

In addition to scheduled principal payments, starting after the Conversion Date, the term loan facilities require mandatory repayments of principal in amounts based on the Borrowers’ free cash flow. The percentage of the Borrowers’ free cash flow to be applied to principal repayments is to vary from 50% in the first two years following the Conversion Date to 75-100% in succeeding years, based upon repayment amounts measured against targeted balances.

Borrowings and the Borrowers’ obligations under the Debt Financing are secured by a first-priority security interest in all of the equity interests in the Borrowers and substantially all the assets of the Borrowers. The security interests granted by the Borrowers under the Debt Financing restrict the assets and revenues of the Borrowers and therefore may inhibit our ability to obtain other debt financing.

In connection with the Debt Financing, we also entered into a Sponsor Support Agreement under which we are to provide limited contingent equity support in connection with the development, construction, installation, engineering, procurement, design, testing, start-up and maintenance of the five ethanol production facilities. In particular, we have agreed to contribute to the Borrowers up to an aggregate of approximately $42,400,000, or Sponsor Funding Cap, of contingent equity in the event the Borrowers have insufficient funds to either pay their project costs as they become due and payable or, by delay in payment, cause the ethanol production facilities to fail to be completed by the Conversion Date. We have agreed to provide a warranty with respect to all ethanol plants other than its Madera facility. The term of the warranty is one year from the date the fifth ethanol plant achieves commercial operations. Our obligations under the warranty are capped at the Sponsor Funding Cap. Until our contingent equity obligations have been fully performed or the warranty period has expired, we may not incur any secured indebtedness for borrowed money, grant liens on its assets or provide any secured credit enhancements in an aggregate amount in excess of $10,000,000 unless we provide the lenders under the Debt Financing with the same liens or credit support.

We incurred $10,699,000 of costs associated with the completion of the Debt Financing arrangement and have capitalized these costs in other assets, except the portion amortizing during the next 12 months, which is classified in other current assets. These costs are being amortized over a six year life.

Prospective Capital Needs.

We believe that current and future available capital resources, revenues generated from operations and other existing sources of liquidity, including proceeds from our new debt financing described above, and distributions, if any, as a result of our ownership interest in Front Range, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. We may seek additional financing, however, to increase our cash reserves in anticipation of future capital requirements if capital becomes available to us on favorable terms. In addition, if our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth or hinder our ability to compete.

Effects of Inflation

The impact of inflation has not been significant on our financial condition or results of operations or those of our operating subsidiaries.

Impact of New Accounting Pronouncements

The disclosure requirements and impacts of new accounting pronouncements are described in “Note 2—New Accounting Standards” of the Notes to Consolidated Financial Statements contained elsewhere in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Commodity Risk - Cash Flow Hedges

We use derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months to protect gross margins to reduce the potentially adverse effects of market volatility. For the three months ended March 31, 2007 and 2006, gains from ineffectiveness in the amount of $142,000 and $7,000, respectively, were recorded in cost of goods sold and effective losses in the amount of $124,000 and $0, respectively, were recorded in cost of goods sold. Amounts remaining in other comprehensive income (loss) will be reclassified to earnings upon the recognition of the related purchase or sale. Other comprehensive loss in the amount of $91,000 associated with commodity cash flow hedges is expected to be recognized in income over the next twelve months. The fair value notional balances remaining on these derivatives as of March 31, 2007 and December 31, 2006 were $13,689,000 and $11,588,000, respectively.

Commodity Risk - Non-Designated Derivatives

As part of our risk management strategy, we use forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in the price for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in earnings. We recognized $321,000 and $0 as the change in the fair value of these contracts for the three months ended March 31, 2007 and 2006, respectively.

We marked all of our derivative instruments to fair value at each period end, except for those derivative contracts which qualified for the normal purchase and sale exemption pursuant to SFAS No. 133. According to our designation of the derivatives, changes in the fair value of derivatives are reflected in net income or other comprehensive income.

Other Comprehensive Income

Other comprehensive income relative to derivatives for the three months ended March 31, 2007 was as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2007	$461	$(265)
Net changes	(428)	(81)
Less: Amount reclassified to cost of goods sold	(124)	—
Less: Amount reclassified to other income (expense)	—	21
Ending balance, March 31, 2007	$(91)	$(325)
—————
*Calculated on a pretax basis

The estimated fair values of our derivatives as of March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31, 2007	December 31, 2006
Commodity futures	$(377)	$329
Interest rate options	73	125
Total	$(304)	$454

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, who is also our Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses relating to our internal control over financial reporting previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

Changes in Internal Control over Financial Reporting

Management concluded as of December 31, 2006 in our Annual Report on Form 10-K, or Annual Report, for the year then ended, that our internal control over financial reporting was not effective. You should refer to management’s discussion under “Item 9A—Controls and Procedures” in our Annual Report for a complete description of the criteria applied by management and the factors upon which management concluded that our internal control over financial reporting was not then effective.

In our Annual Report, management identified seven material weaknesses in our internal control over financial reporting. During the quarter ended March 31, 2007, we implemented a variety of changes to our internal control over financial reporting intended to remediate these material weaknesses. We intend to test our updated controls and report on the results of our testing in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Following is a summary description of the changes in our internal control over financial reporting implemented during the quarter ended March 31, 2007, and in some cases subsequent to March 31, 2007, organized based on the seven material weaknesses to which they relate:

(1)  We had not effectively implemented comprehensive entity-level internal controls. During the quarter ended March 31, 2007:

•	We implemented processes to create and maintain appropriate documentation evidencing quarterly or other meetings between our Audit Committee, senior financial management and our General Counsel.
•	We implemented processes to create and maintain appropriate documentation evidencing discussions comparing actual results to budgeted amounts between executive management and our Board of Directors.
•
We made our standard operating procedures, or SOPs, available to all employees through our intranet and we now require all new employees to affirm in writing that they will read and abide by our SOPs, including our codes of ethics.

•
We started work on a modification of our SOPs intended to assign responsibility for performing the quarterly and annual fraud risk assessments to an Internal Audit Director with review and approval by our Executive Committee. We intend to fully implement these modifications by June 30, 2007. However, we expect that the timing of these remediation efforts will be partly dependent on the timing of our hiring of an Internal Audit Director.

•
We initiated an effort to provide financial reports from our enterprise resource platform, or ERP, system and its supporting financial management systems to appropriate members of the operational and financial management teams. This broadened reporting capability is not yet fully implemented and will require additional configuration of the appropriate systems and staff training in report writing tools.

•	We implemented the automation of our SOP governing delegation of authority within our ERP system.
•
We implemented measures to comply with our SOPs relating to deadlines and control activities relating to our period-end closing and financial reporting processes. We also implemented procedures to follow detailed closing schedules and checklists and timely obtain complete review and approval by management of all financial closing documentation and results.

•
We implemented procedures to more rigorously track changes and document and report incidents as they occur in the areas of change and incident management. We have not yet implemented changes to automate backup and recovery of our financially material systems, but intend to do so before the end of the second quarter.

•
We started work on a modification of our SOPs intended to provide for annual performance reviews or evaluations of our management and staff employees. We intend to fully implement these modifications by June 30, 2007. Actual performance reviews will take place late in 2007 or early in 2008.

(2)  We did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principals, or GAAP. During the quarter ended March 31, 2007:

•
We engaged in a search for a new Chief Financial Officer, and on May 4, 2007, we entered into an Executive Employment Agreement with Douglas Jeffries, who will become our new Chief Financial Officer effective May 29, 2007.

•	We engaged in a search for a Controller, and on March 19, 2007, we appointed our former Director of Financial Reporting as our new Controller.
•
We extensively recruited, trained and reorganized our accounting staff. We hired a number of qualified permanent staff members and engaged contract staff members. We added personnel to our accounts payable and accounts receivable functions, our ethanol sales order process and our commodity management and financial closing and reporting processes. While new members of the accounting staff were being recruited and trained, we also employed a number contractors and consultants. We also implemented procedures to ensure that our financial closings are performed in accordance with a scheduled checklist and in accordance with our financial controls.

(3)  We did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff. During the quarter ended March 31, 2007:

•	We implemented revised desk procedures and recruited and trained additional accounting staff members.

(4)  We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes. During the quarter ended March 31, 2007:

•	We implemented a system to create and maintain documentation as part of management’s routine review and approval process.

(5)  We did not have adequate controls governing major account invoice processing and payment. During the quarter ended March 31, 2007:

•
We implemented revised procedures that: (a) provide for all transactions to be processed through our ERP system; (b) assure that the prescribed purchase order, receiving, invoice processing and payment approval processes are followed before payment is remitted to a supplier; (c) restrict access to the recommended payment list within our ERP system; and (d) reconcile all wire transfers as part of the daily bank account reconciliation process.

(6)  We had not fully implemented certain control activities and capabilities included in the design of our ERP system. During the quarter ended March 31, 2007:

•
We implemented features of our ERP system designed to automate accounting procedures and transaction processing, or to enforce controls, including features that enforce proper authorization of credit memos.

(7)  We did not have adequate access and data and formulaic integrity controls over critical spreadsheets used in connection with accounting and financial reporting. During the quarter ended March 31, 2007:

•
We moved all spreadsheets used in our financial management and closing processes to a secured, shared server with access granted to a limited number of management-approved personnel. We also began setting passwords at the spreadsheet level to further limit access to critical information. We continue to review and plan for formal processes to ensure qualified review and approval of financial calculations and modifications to those calculations.

The above material weaknesses did not result in adjustments to our consolidated financial statements for the quarter ended March 31, 2007; however, it is reasonably possible that, if not remediated, one or more of the material weaknesses could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

The changes noted above are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Barry Spiegel - State Court Action

On December 23, 2005, Barry J. Spiegel, a former shareholder and director of our predecessor, Accessity Corp., or Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512), or State Court Action, against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell, or collectively, the Individual Defendants. Messrs. Siegel, Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol. The State Court Action relates to a share exchange transaction, or Share Exchange Transaction, among Accessity, Pacific Ethanol and two other entities, and purports to state the following five counts against the Individual Defendants: (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud and (v) violation of Florida’s Securities and Investor Protection Act. Mr. Spiegel bases his claims on allegations that the actions of the Individual Defendants in approving the Share Exchange Transaction caused the value of his Accessity common stock to diminish and is seeking $22,000,000 in damages. On March 8, 2006, the Individual Defendants filed a motion to dismiss the State Court Action. Mr. Spiegel filed his response in opposition on May 30, 2006. The Court granted the motion to dismiss by Order dated December 1, 2006 (the “Order”), on the grounds that, among other things, Mr. Spiegel failed to bring his claims as a derivative action. Mr. Spiegel is seeking appellate review of the Order.

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint includes Pacific Ethanol as a defendant. The breach of fiduciary duty counts are alleged solely against the Individual Defendants and not Pacific Ethanol. We expect to vigorously defend the amended complaint. We have filed a Motion to Dismiss the Amended Complaint which is scheduled to be heard on July 27, 2007.

Barry Spiegel - Federal Court Action

On December 22, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848), or the Federal Court Action, against the Individual Defendants and Pacific Ethanol. The Federal Court Action relates to the Share Exchange Transaction and purports to state the following three counts: (i) violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (iii) violation of Section 20(A) of the Exchange Act. The first two counts are alleged against the Individual Defendants and Pacific Ethanol and the third count is alleged solely against the Individual Defendants. Mr. Spiegel bases his claims on, among other things, allegations that the actions of the Individual Defendants and Pacific Ethanol in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel is seeking in excess of $15,000,000 in damages. Mr. Spiegel amended the Federal Court Action on February 9, 2007 and recently filed a Motion to Dismiss the amended pleading. We expect to vigorously defend the Federal Court Action.

Mercator Group, LLC

In 2003, we filed a lawsuit seeking damages in excess of $100,000,000 against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., the parent corporation of Presidion Solutions, Inc., or Presidion, (ii) Presidion’s investment bankers, Mercator Group, LLC, or Mercator, and various related and affiliated parties and (iii) Taurus Global LLC, or Taurus, (collectively referred to as the “Mercator Action”), alleging that these parties committed a number of wrongful acts, including, but not limited to tortiously interfering in a transaction between us and Presidion. In 2004, we dismissed this lawsuit without prejudice, which was filed in Florida state court. In January 2005, we refiled this action in the State of California, for a similar amount, as we believe that to be the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, we filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. Arbitration hearings have been scheduled to commence in July 2007. In April 2007, the arbitration proceedings were suspended due to non-payment of arbitration fees by Presidion and Taurus. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing us in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and we will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

From January through March 2007, we issued an aggregate of 127,751 shares of our common stock upon the exercise of outstanding warrants. In connection with the warrant exercises we received aggregate gross proceeds of $363,003.

Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide.

Dividends

For the three months ended March 31, 2007, we declared $1,050,000 in dividends on our Series A Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Commitment Letter dated January 10, 2007 between Pacific Ethanol, Inc., WestLB AG, New York Branch, and Mizuho Corporate Bank, Ltd. (1)
10.2
Credit Agreement, dated as of February 27, 2007, by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, and Pacific Ethanol Magic Valley, LLC, as borrowers, the lenders party thereto, WestLB AG, New York Branch, as administrative agent, lead arranger and sole book runner, WestLB AG, New York Branch, as collateral agent, Union Bank of California, N.A., as accounts bank, Mizuho Corporate Bank, Ltd., as lead arranger and co-syndication agent, CIT Capital Securities LLC, as lead arranger and co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank BA., “Rabobank Nederland”, New York Branch, and Banco Santander Central Hispano S.A., New York Branch (2)

10.3	Sponsor Support Agreement, dated as of February 27, 2007, by and among Pacific Ethanol, Inc., Pacific Ethanol Holding Co. LLC and WestLB AG, New York Branch, as administrative agent (2)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
____________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for January 10, 2007 (File No. 0-21467) filed with the Securities and Exchange Commission on January 17, 2007.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for February 27, 2007 (File No. 0-21467) filed with the Securities and Exchange Commission on March 5, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 10, 2007	By:	/S/ JOHN T. MILLER
John T. Miller
Chief Operating Officer and Acting Chief Financial Officer (Principal Financial Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002