Form 10-Q
period 2007-06-30
Pacific Ethanol, Inc.
filed 2007-08-09
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer |X|	Accelerated filer | |	Non-accelerated filer | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|

As of August 8, 2007, there were 40,580,478 shares of Pacific Ethanol, Inc. common stock, $.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
ASSETS	2007	2006
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$35,929	$44,053
Investments in marketable securities	14,457	39,119
Accounts receivable, net	19,180	29,322
Restricted cash	2,475	1,567
Inventories	19,791	7,595
Prepaid expenses	752	1,053
Prepaid inventory	3,754	2,029
Other current assets	5,784	2,307
Total current assets	102,122	127,045
Property and Equipment, Net	305,793	196,156
Other Assets:
Restricted cash	36,665	24,851
Deposits and advances	64	9,040
Goodwill	85,307	85,307
Intangible assets, net	6,777	10,155
Other assets	8,873	1,266
Total other assets	137,686	130,619
Total Assets	$545,601	$453,820
_______________
* Amounts derived from the audited financial statements for the year ended December 31, 2006.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
	(unaudited)	*
Current Liabilities:
Accounts payable - trade	$11,759	$11,483
Other liabilities - related parties	4,107	9,422
Current portion - notes payable	3,574	4,125
Accrued liabilities	13,420	5,467
Derivative instruments	2,449	97
Contract retentions	3,376	—
Other current liabilities	1,108	—
Total current liabilities	39,793	30,594

Notes payable, net of current portion	104,246	28,970
Deferred tax liability	1,091	1,091
Other liabilities	19	357
Total Liabilities	145,149	61,012
Commitments and Contingencies (Note 10)
Non-controlling interest in variable interest entity	96,753	94,363
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,250,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006	5	5
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,580,478 and 40,269,627 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	41	40
Additional paid-in capital	400,539	397,535
Accumulated other comprehensive income (loss)	(237)	545
Accumulated deficit	(96,649)	(99,680)
Total stockholders’ equity	303,699	298,445
Total Liabilities and Stockholders’ Equity	$545,601	$453,820
_______________
* Amounts derived from the audited financial statements for the year ended December 31, 2006.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$113,763	$46,461	$213,005	$84,700
Cost of goods sold	102,642	43,153	186,543	79,067
Gross profit	11,121	3,308	26,462	5,633
Selling, general and administrative expenses	8,320	4,759	17,822	7,743
Income (loss) from operations	2,801	(1,451)	8,640	(2,110)
Other income, net	1,235	1,269	1,310	1,316
Income (loss) before non-controlling interest in variable interest entity	4,036	(182)	9,950	(794)
Non-controlling interest in variable interest entity	(1,880)	—	(4,819)	—
Net income (loss) before provision for income taxes	2,156	(182)	5,131	(794)
Provision for income taxes	—	—	—	—
Net income (loss)	$2,156	$(182)	$5,131	$(794)
Preferred stock dividends	$(1,050)	$(898)	$(2,100)	$(898)
Deemed dividend on preferred stock	$—	$(84,000)	$—	$(84,000)
Income (loss) available to common stockholders	$1,106	$(85,080)	$3,031	$(85,692)
Net income (loss) per share, basic	$0.03	$(2.56)	$0.08	$(2.73)
Net income (loss) per share, diluted	$0.03	$(2.56)	$0.08	$(2.73)
Weighted-average shares outstanding, basic	39,894	33,215	39,784	31,411
Weighted-average shares outstanding, diluted	40,273	33,215	40,256	31,411

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$2,156	$(182)	$5,131	$(794)
Other comprehensive income, net of tax:
Net change in the fair value of derivatives	(973)	116	(1,731)	790
Comprehensive income (loss)	$1,183	$(66)	$3,400	$(4)

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net income (loss)	$5,131	$(794)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	9,176	420
Loss on disposal of equipment	84	—
Amortization of deferred financing fees	1,857	304
Non-cash compensation expense	1,041	624
Non-cash consulting expense	173	578
Loss (gain) on derivatives	844	(463)
Bad debt expense	48	—
Non-controlling interest in variable interest entity	4,819	—
Changes in operating assets and liabilities:
Accounts receivable	10,094	(7,817)
Restricted cash	(908)	(894)
Notes receivable, related party	—	136
Inventories	(12,196)	(2,610)
Prepaid expenses and other assets	(1,953)	(321)
Prepaid inventory	(1,725)	700
Increase in derivative assets	—	(517)
Accounts payable and accrued expenses	12,274	5,494
Accounts payable, and accrued expenses (related party)	(5,315)	(691)
Net cash provided by (used in) operating activities	23,444	(5,851)
Investing Activities:
Additions to property and equipment	(105,874)	(28,908)
Proceeds from sales of available-for-sale investments	24,313	2,750
Proceeds from sale of equipment	10	—
Increase in restricted cash designated for construction projects	(11,814)	(60,175)
Net cash used in investing activities	(93,365)	(86,333)
Financing Activities:
Proceeds from borrowing	81,500	—
Proceeds from exercise of warrants and stock options	1,792	9,862
Cash paid for debt issuance costs	(9,988)	(1,190)
Principal payments paid on borrowings	(6,978)	—
Principal payments paid on borrowings, related party	—	(1,200)
Proceeds from sale of common stock, net	—	137,619
Proceeds from sale of preferred stock, net	—	82,567
Dividends paid on non-controlling interest in variable interest entity	(2,429)	—
Preferred share dividends paid	(2,100)	—
Net cash provided by financing activities	61,797	227,658
Net increase (decrease) in cash and cash equivalents	(8,124)	135,474
Cash and cash equivalents at beginning of period	44,053	4,521
Cash and cash equivalents at end of period	$35,929	$139,995

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited, in thousands)

Supplemental Information:
Interest paid	$3,688	$185
Taxes paid	$—	$13
Non-Cash Financing and Investing activities:
Transfer of deposit to property and equipment	$8,977	$—
Capital lease	$203	$—
Increase (decrease) in fair value of derivative instruments	$(1,731)	$790
Deemed dividends on preferred stock	$—	$84,000

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business - The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and all of its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation (“PEI California”), and Kinergy Marketing, LLC, an Oregon limited liability company and, effective October 17, 2006, the consolidated financial statements also include Front Range Energy, LLC, a Colorado limited liability company (“Front Range”), a variable interest entity of which Pacific Ethanol owns 42% and is the primary beneficiary (collectively, the “Company”).

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

Activity occurring during the three and six months ended June 30, 2006 and reflected in the consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows does not include the operations or transactions of Front Range, the Company’s variable interest entity, as the Company did not obtain a variable interest in Front Range until October 17, 2006.

Reclassifications of prior year’s data have been made to conform to 2007 classifications.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.    MARKETABLE SECURITIES.

The cost, gross unrealized gains (losses) and fair value of available-for-sale securities by security type were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2007:
Available-for-sale:
Short-term marketable securities	$14,457	$—	$—	$14,457
Total marketable securities	$14,457	$—	$—	$14,457

December 31, 2006:
Available-for-sale:
U.S. Treasury securities	$27,651	$349	$—	$28,000
Short-term marketable securities	11,119	—	—	11,119
Total marketable securities	$38,770	$349	$—	$39,119

4.	INVENTORIES.

Inventories consist primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	June 30, 2007	December 31, 2006

Raw materials	$10,700	$3,709
Work in progress	1,320	873
Finished goods	7,022	2,452
Other	749	561
Total	$19,791	$7,595

5.	GOODWILL AND OTHER INTANGIBLE ASSETS.

The Company performed its annual review of impairment of goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, as of March 31, 2007. The Company did not recognize any impairment losses to previously recorded goodwill or intangible assets as a result of its annual review.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	NOTES PAYABLE.

The following table summarizes the Company’s long term borrowings and capital lease obligations (in thousands):

	June 30, 2007	December 31, 2006

Variable rate, secured construction/term loan due 2015	$81,500	$—
Variable rate, secured term loans due 2011	25,191	31,882
Capital lease obligations	1,129	1,213
	107,820	33,095
Less short-term portion of long-term debt	(3,574)	(4,125)
Notes payable	$104,246	$28,970

New Debt Financing -On February 27, 2007, the Company closed a debt financing transaction in the aggregate amount of up to $325,000,000 through certain of its wholly-owned indirect subsidiaries (the “Borrowers”). The primary purpose of the debt financing (the “Debt Financing”) is to provide debt financing for the development, construction, installation, engineering, procurement, design, testing, start-up, operation and maintenance of five ethanol production facilities. As of June 30, 2007, the outstanding balance under the Debt Financing was $81,500,000. The Debt Financing includes:

•
five construction loan facilities in an aggregate amount of up to $300,000,000. Loans made under the construction loan facilities do not amortize, but require payment of accrued interest, and are fully due and payable on the earlier of October 27, 2008 or the date the construction loans made thereunder are converted into term loans (the “Conversion Date”), the latter of which is to be the date the last of the five plants achieves commercial operations. On the Conversion Date, the construction loans are to be converted into term loans;

•
five term loan facilities in an aggregate amount of up to $300,000,000, which are intended to refinance the loans made under the construction loan facilities. The term loans are to be repaid ratably by each Borrower on a quarterly basis from and after the Conversion Date in an amount equal to 1.5% of the aggregate original principal amount of the corresponding term loan. The remaining principal balance and all accrued and unpaid interest on the term loans are fully due and payable on the date that is 84 months after the Conversion Date; and

•
a working capital and letter of credit facility in an aggregate amount of up to $25,000,000 ($5,000,000 per facility) that is fully due and payable on the date that is 12 months after the Conversion Date, but is expected to be renewed on similar terms and conditions. During the term of the working capital and letter of credit facility, the Borrowers may borrow, repay and re-borrow amounts available under the facility.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans and letters of credit under the Debt Financing are subject to conditions precedent, including, among others, the absence of a material adverse effect; the absence of defaults or events of defaults; the accuracy of certain representations and warranties; the maintenance of a debt-to-equity ratio that is not in excess of 65:35; the contribution of all required equity by the Company to the Borrowers, which is expected to be approximately $218,800,000 in the aggregate; and the attainment of at least a 1.5-to-1.0 debt service coverage ratio. Also, the Borrowers may not be able to fully utilize the Debt Financing if the completed ethanol plants fail to meet certain minimum performance standards. Loans made under the construction and term loan facilities may not be re-borrowed once repaid or re-borrowed once prepaid. Finally, loan amounts under the construction and term loan facilities are limited to a percentage of project costs of the corresponding plant but are not to exceed approximately $1.15 per gallon of annual production capacity of the plant.

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

Borrowings and the Borrowers’ obligations under the Debt Financing are secured by a first-priority security interest in all of the equity interests in the Borrowers and substantially all the assets of the Borrowers. The security interests granted by the Borrowers under the Debt Financing restrict the assets and revenues of the Borrowers and therefore may inhibit the Company’s ability to obtain other debt financing. The Borrowers are subject to certain financial and other covenants, with which the Company believes they are in compliance as of June 30, 2007.

In connection with the Debt Financing, the Company also entered into a Sponsor Support Agreement under which the Company is to provide limited contingent equity support in connection with the development, construction, installation, engineering, procurement, design, testing, start-up and maintenance of the five ethanol production facilities. In particular, the Company has agreed to contribute to the Borrowers up to an aggregate of approximately $42,400,000 (the “Sponsor Funding Cap”) of contingent equity in the event the Borrowers have insufficient funds to either pay their project costs as they become due and payable or, by delay in payment, cause the ethanol production facilities to fail to be completed by the Conversion Date. The Company has agreed to provide a warranty with respect to all ethanol plants other than its Madera facility, which is under standard warranty through the contractor. The warranty obligations of the Company with respect to the other four facilities extend one year beyond final completion of each facility. The warranty obligation will cease one year from the date the fifth ethanol plant achieves final completion. The Company’s obligations under the warranty are capped at the Sponsor Funding Cap. Until the Company’s contingent equity obligations have been fully performed or the warranty period has expired, the Company may not incur any secured indebtedness for borrowed money, grant liens on its assets or provide any secured credit enhancements in an aggregate amount in excess of $10,000,000 unless the Company provides the lenders under the Debt Financing with the same liens or credit support.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company incurred $10,699,000 of costs associated with the completion of the Debt Financing arrangement and has capitalized these costs in other assets, except the portion amortizing during the next 12 months, which is classified in other current assets. These costs are being amortized over a six year life.

Construction and Term Loan Financing - On April 13, 2006, the Company entered into a Construction and Term Loan Agreement with TD BankNorth, N.A. and Comerica Bank for debt financing in the aggregate amount of up to approximately $34,000,000. In December 2006, the Company paid $1,000,000 to amend this agreement to extend the termination date through the end of February 2007. In February 2007, this debt financing was unused and terminated.

7.	STOCK-BASED COMPENSATION.

The Company has three equity incentive compensation plans: an Amended 1995 Incentive Stock Plan, a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

Total stock-based compensation expense related to SFAS No. 123 (Revised 2004), Share-Based Payments, included in selling, general and administrative expenses was $545,000 and $601,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,214,000 and $1,202,000 for the six months ended June 30, 2007 and 2006, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of June 30, 2007, $7,400,000 of compensation cost attributable to future services related to plan awards that are probable of being achieved had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 3.96 years.

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

The effective tax rate for the three months ended June 30, 2007 was 0.0% and remained constant with the effective tax rate for the three months ended June 30, 2006 of 0.0%. Similarly the effective tax rate for the six months ended June 30, 2007 was 0.0% and remained constant with the effective tax rate for the six months ended June 30, 2006 of 0.0%. The provision for income taxes for all periods presented is primarily attributable to the cumulative tax net operating losses that the Company has generated in the prior periods for which a valuation allowance has been established under the rules of SFAS No. 109, Accounting for Income Taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate was not affected by the adoption of FIN 48. Unrecognized tax benefits are not expected to increase or decrease within the next 12 months as a result of the anticipated lapse of an applicable statute of limitations. Interest and penalties related to unrecognized income tax benefits will be accrued in interest expense and operating expense, respectively. The Company has not accrued interest or penalties as of the date of adoption because they are not applicable.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

9.	EARNINGS PER SHARE.

The following table computes basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2007
	Income Numerator	Shares Denominator	Per-Share Amount

Net income	$2,156
Less: Preferred stock dividends	(1,050)

Basic Earnings per Share:
Income available to common stockholders	1,106	39,894	$0.03

Effect of outstanding restricted shares	—	227
Effect of outstanding options and warrants	—	152

Diluted Earnings per Share:
Income available to common stockholders, including assumed conversions	$1,106	40,273	$0.03

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2006
	Income Numerator	Shares Denominator	Per-Share Amount

Net loss	$(182)
Less: Preferred stock dividends	(84,898)

Basic Earnings per Share:
Loss available to common stockholders	(85,080)	33,215	$(2.56)

Diluted Earnings per Share:
Income available to common stockholders, including assumed conversions	$(85,080)	33,215	$(2.56)

	Six Months Ended June 30, 2007
	Income Numerator	Shares Denominator	Per-Share Amount

Net income	$5,131
Less: Preferred stock dividends	(2,100)

Basic Earnings per Share:
Income available to common stockholders	3,031	39,784	$0.08

Effect of outstanding restricted shares	—	252
Effect of outstanding options and warrants	—	220

Diluted Earnings per Share:
Income available to common stockholders, including assumed conversions	$3,031	40,256	$0.08

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2006
	Income Numerator	Shares Denominator	Per-Share Amount

Net loss	$(794)
Less: Preferred stock dividends	(84,898)

Basic Earnings per Share:
Loss available to common stockholders	(85,692)	31,411	$(2.73)

Diluted Earnings per Share:
Income available to common stockholders, including assumed conversions	$(85,692)	31,411	$(2.73)

10.	COMMITMENTS AND CONTINGENCIES.

Commitments - The following is a description of significant commitments at June 30, 2007:

Purchase Commitments - At June 30, 2007, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol, corn, natural gas and denaturant. Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price portion of the table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

	Fixed-Price Contracts	Indexed-Price Contracts (Volume)
Ethanol	$53,058	19,713 gallons
Corn	33,074	6,085 bushels
Natural gas	5,080	—
Denaturant	—	704 gallons
Total	$91,212

Sales Commitments - At June 30, 2007, the Company had entered into sales contracts with customers to sell certain quantities of ethanol and corn. The volumes indicated in the indexed-price contracts portion of the table are additional committed sales and will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fixed-Price Contracts	Indexed-Price Contracts (Volume)
Ethanol	$54,723	43,737 gallons
Feed corn	874	—
Wet distillers grain	9,575	—
Denaturant	—	—
Total	$65,172

Carbon Dioxide Plant - On April 4, 2007, the Company entered into a long-term agreement to sell substantially all the carbon dioxide gas (“CO2”) produced by the Company’s Madera ethanol production facility to a third party. Under this agreement the Company will modify its Madera plant, at a cost of approximately $1,500,000, to capture and further process CO2 for delivery to the third party. The agreement calls for the third party to reimburse the Company for its capital investment through a recovery fee included in the agreed upon sales price and has a take or pay component which requires the third party to purchase, or if it does not purchase, pay for a minimum quantity of raw CO2. The agreement has a 15 year term and will automatically renew for successive five year periods unless terminated by either party.

Capital Commitments - As of June 30, 2007, contractual construction commitments for in-progress ethanol processing facilities for the remainder of 2007 and for 2008 were $89,180,000 and $42,224,000, respectively.

Contingencies - The following is a description of significant contingencies at June 30, 2007:

Construction Contingency - The Company is currently negotiating with a construction vendor regarding change orders related to the building of the Boardman facility. While the exact amount due to the vendor is still to be determined, the ultimate resolution of the matter, could result in additional construction costs up to $6,000,000, in excess of the accrued retention included on the balance sheet.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint includes the Company as a defendant. The breach of fiduciary duty counts are alleged solely against the Individual Defendants and not the Company. On June 19, 2007, the Company filed a motion to dismiss the amended complaint. The Court denied the motion to dismiss the amended complaint by order dated July 31, 2007, and the Company must file an answer. Defendants have scheduled Mr. Spiegel’s deposition for September 10, 2007. The Company intends to vigorously defend the amended complaint.

Litigation - Barry Spiegel - Federal Court Action - On December 22, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848) (the “Federal Court Action”) against the Individual Defendants and the Company. The Federal Court Action relates to the Share Exchange Transaction and purports to state the following three counts: (i) violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (iii) violation of Section 20(A) of the Exchange Act. The first two counts are alleged against the Individual Defendants and the Company and the third count is alleged solely against the Individual Defendants. Mr. Spiegel bases his claims on, among other things, allegations that the actions of the Individual Defendants and the Company in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel is seeking in excess of $15,000,000 in damages. Mr. Spiegel amended the Federal Court Action on February 9, 2007 and recently filed a Motion to Dismiss the amended pleading. Mr. Spiegel sought to stay his own federal case, but the Motion was denied on July 17, 2007. Mr. Spiegel has responded to the Company’s Motion to Dismiss. The Company intends to vigorously defend the Federal Court Action.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Litigation - Mercator - In 2003, the Company filed a lawsuit seeking damages in excess of $100,000,000 against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., the parent corporation of Presidion Solutions, Inc. (“Presidion”), (ii) Presidion’s investment bankers, Mercator Group, LLC (“Mercator”) and various related and affiliated parties, and (iii) Taurus Global LLC (“Taurus”) (collectively referred to as the “Mercator Action”), alleging that these parties committed a number of wrongful acts, including, but not limited to tortiously interfering in a transaction between the Company and Presidion. In 2004, the Company dismissed this lawsuit without prejudice, which was filed in Florida state court. In January 2005, the Company refiled this action in the State of California, for a similar amount, as the Company believes that to be the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, the Company filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. Arbitration hearings have been scheduled to commence in July 2007. In April 2007, the arbitration proceedings were suspended due to non-payment of arbitration fees by Presidion and Taurus. As a result of non-payment of arbitration fees, a default order was entered against Taurus by the Los Angeles Superior Court. In July, 2007, the Company entered into a confidential settlement agreement with Presidion and its former officers. On July 23, 2007, the Company dismissed Presidion from the arbitration. The Company intends to continue to prosecute the arbitration proceedings against Mercator. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing the Company in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and the Company will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

11.	DERIVATIVES/HEDGES.

Commodity Risk - Cash Flow Hedges - The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months to protect gross profit margins to reduce the potentially adverse effects of market volatility. For the three months ended June 30, 2007 and 2006, gains from ineffectiveness in the amount of $17,000 and $22,000, respectively, were recorded in cost of goods sold and an effective gain in the amount of $369,000 and an effective loss of $10,000, respectively, were recorded in cost of goods sold. For the six months ended June 30, 2007 and 2006, gains from ineffectiveness in the amount of $159,000 and $22,000, respectively, were recorded in cost of goods sold and an effective gain in the amount of $244,000 and effective loss of $10,000, respectively, were recorded in cost of goods sold. Amounts remaining in accumulated other comprehensive income (loss) will be reclassified to earnings upon the recognition of the related purchase or sale. Accumulated other comprehensive loss in the amount of $742,000 associated with commodity cash flow hedges is expected to be recognized in income over the next twelve months. The fair value notional balances remaining on these derivatives as of June 30, 2007 and December 31, 2006 were $14,429,000 and $11,588,000, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Commodity Risk - Non-Designated Derivatives - As part of the Company’s risk management strategy, the Company uses forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in the price for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in earnings. The Company recognized $2,988,000 (of which $1,076,000 is related to settled non-designated hedges) and $0 as the change in the fair value of these contracts for the three months ended June 30, 2007 and 2006, respectively. The Company recognized $3,247,000 (of which $1,076,000 is related to settled non-designated hedges)and $0 as the change in the fair value of these contracts for the six months ended June 30, 2007 and 2006, respectively.

Interest Rate Risk - The Company uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. For the three months ended June 30, 2007 and 2006, gains from ineffectiveness in the amount of $611,000 and $9,000 and effective losses of $92,000 and $0, respectively, were recorded in other income (expense). For the six months ended June 30, 2007 and 2006, gains from ineffectiveness in the amount of $633,000 and $9,000 and effective losses of $105,000 and $0, respectively were recorded in other income (expense).

The Company marked its derivative instruments to fair value at each period end, except for those derivative contracts that qualified for the normal purchase and sale exemption under SFAS No. 133. According to the Company’s designation of the derivatives, changes in the fair value of derivatives are reflected in earnings or accumulated other comprehensive income.

Accumulated Other Comprehensive Income - Accumulated other comprehensive income relative to derivatives was as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*

Beginning balance, January 1, 2007	$461	$(265)
Net changes	(1,447)	875
Less: Amount reclassified to cost of goods sold	244	—
Less: Amount reclassified to other income (expense)	—	(105)
Ending balance, June 30, 2007	$(742)	$505
 —————
 * Calculated on a pretax basis

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair values of the Company’s derivatives as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006

Commodity futures	$(2,318)	$329
Interest rate options	1,495	125
Total	$(823)	$454

12.	RELATED PARTY TRANSACTIONS.

During 2006, the Company signed a sales contract at market terms with an entity which at the time was owned by a member of the Company’s Board of Directors. The contracts were in effect after the beginning of the year and expired on March 31, 2007. The Company recorded sales of $0 and $6,039,000 for the three and six months ended June 30, 2007 and $2,723,000 and $8,585,000 for the three and six months ended June 30, 2006, respectively, related to these contracts.

In 2006, the Company entered into an agreement with a construction company to build an ethanol production facility in Madera County, California. An officer of the construction company is a former member of the board of directors of PEI California. The Company had outstanding liabilities to the construction company in the amount of $4,107,000 as of June 30, 2007.

In April 2007, the Company commenced business with an entity owned by a member of the Board of Directors. The Company recorded sales of $67,000 and had accounts receivable of $62,000 at June 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	fluctuations in the market price of ethanol and its co-products;
•	the projected growth or contraction in the ethanol and co-product markets in which we operate;
•	our strategies for expanding, maintaining or contracting our presence in these markets;
•	our ability to successfully develop, finance, construct and operate our planned ethanol production facilities;
•	anticipated trends in our financial condition and results of operations; and
•	our ability to distinguish ourselves from our current and future competitors.

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

Our customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. We supply ethanol to our customers either from our own ethanol production facilities located within the regions we serve, or with ethanol procured in bulk from other producers. In some cases, we have marketing agreements with other ethanol producers to market all of the output of their facilities. Additionally, we have customers who purchase our co-products for animal feed.

In October 2006, we achieved commercial operations of an ethanol production facility with a nameplate annual production capacity of 35 million gallons located in Madera, California. Currently this facility is producing ethanol at a rate in excess of 40 million gallons per year. In October 2006, we also acquired approximately 42% of the outstanding membership interests of Front Range Energy, LLC, or Front Range, which owns and operates an ethanol production facility with nameplate annual production capacity of 40 million gallons located in Windsor, Colorado. The Front Range facility is currently producing ethanol at a rate in excess of 40 million gallons per year. In addition, we have one ethanol plant in start-up and three additional facilities under construction. We also intend to construct or otherwise acquire additional ethanol production facilities as financial resources and business prospects make the construction or acquisition of these facilities advisable.

In 2006, total annual gasoline consumption in the United States was approximately 140 billion gallons. Total annual ethanol consumption currently represents less than 4% of annual gasoline consumption, or approximately 5.6 billion gallons of ethanol. We believe that the domestic ethanol industry has substantial potential for growth to reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol. In California alone, an increase in the consumption of ethanol from California’s current level of 5.7%, or approximately 1.0 billion gallons of ethanol per year, to at least 10% of total annual gasoline consumption would result in consumption of approximately 700 million additional gallons of ethanol, representing an increase in annual ethanol consumption in California alone of approximately 75% and an increase in annual ethanol consumption in the entire United States of approximately 13%.

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

Net Sales and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent

Net sales	$113,763	$46,461	$67,302	145%	$213,005	$84,700	$128,305	151%
Cost of goods sold	102,642	43,153	59,489	138%	186,543	79,067	107,476	136%
Gross profit	$11,121	$3,308	$7,813	236%	$26,462	$5,633	$20,829	370%
Percentage of net sales	9.8%	7.1%			12.4%	6.7%

The increase in our net sales for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was predominantly due to increased sales volume. For the three months ended June 30, 2007, total volume of ethanol sold as a principal and as an agent increased by 24.1 million gallons, or 122%, to 43.9 million gallons as compared to 19.8 million gallons for the three months ended June 30, 2006. For the three months ended June 30, 2007, our average sales price of ethanol increased by $0.04 per gallon, or 2%, to $2.32 per gallon for all gallons sold as a principal and an agent as compared to $2.28 per gallon for the three months ended June 30, 2006. The substantial increase in sales volume is primarily due to additional supply provided under our ethanol marketing agreement and the commencement of ethanol production. In the fourth quarter of 2006, we began producing ethanol and its co-products at our Madera facility and, based on our ownership interest in Front Range, began recording its net sales. The production and sale of ethanol and its co-products at our Madera facility and through Front Range contributed an aggregate of $50,219,000 in sales for the three months ended June 30, 2007, whereas there were no such sales during the three months ended June 30, 2006.

The increase in our gross profit for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, both in dollars and as a percentage of net sales, is primarily due to the commencement of ethanol production at our Madera facility and the gross profit generated from Front Range. This increase in gross profit was partially offset by a loss of $2,601,000 related to derivative instruments, of which $1,725,000 was from the change in fair value of non-designated derivative instruments that will settle in future periods.

The increase in our net sales for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was predominantly due to increased sales volume. For the six months ended June 30, 2007, total volume of ethanol sold as a principal and as an agent increased by 43.1 million gallons, or 109%, to 82.8 million gallons as compared to 39.7 million gallons for the six months ended June 30, 2006. For the six months ended June 30, 2007, our average sales price of ethanol increased by $0.19 per gallon, or 9%, to $2.29 per gallon for all gallons sold as a principal and an agent as compared to $2.10 per gallon for the six months ended June 30, 2006. The substantial increase in sales volume is primarily due to additional supply provided under our ethanol marketing agreement and the commencement of ethanol production. In the fourth quarter of 2006, we began producing ethanol and its co-products at our Madera facility and, based on our ownership interest in Front Range, began recording its net sales. The production and sale of ethanol and its co-products at our Madera facility and through Front Range contributed an aggregate of $97,796,000 in sales for the six months ended June 30, 2007, whereas there were no such sales during the six months ended June 30, 2006.

The increase in our gross profit for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, both in dollars and as a percentage of net sales, is primarily due to the commencement of ethanol production at our Madera facility and the gross profit generated from Front Range. Manufacturing margins have been more advantageous than those when we were exclusively a marketer. This increase in gross profit was partially offset by a loss of $2,843,000 related to derivative instruments, of which $1,587,000 was from the change in fair value of non-designated derivative instruments that will settle in future periods.

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

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent
Selling, general and administrative expenses	$8,320	$4,759	$3,561	75%	$17,822	$7,743	$10,079	130%
Percentage of net sales	7.3%	10.2%			8.4%	9.1%

The increase in selling, general and administrative expenses during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was largely due to an increase of $1,512,000 of amortization of intangible assets associated with our acquisition of the 42% interest in Front Range, and an increase of $1,474,000 in employee wages and salaries related to the hiring of additional staff positions. These increases are offset slightly by a $543,000 decrease in legal expenses.

The increase in selling, general and administrative expenses during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to an increase of $3,025,000 of amortization of intangible assets associated with our acquisition of the 42% interest in Front Range, an increase of $2,775,000 in employee wages and salaries related to the hiring of additional staff positions, and an increase of $1,658,000 in consulting expense. These increases are offset slightly by a $629,000 decrease in legal expenses.

Our cost-control efforts are ongoing and we expect that over the near-term, our selling, general and administrative expenses will decrease as a percentage of net sales as we continue to expand our marketing and production operations.

Other Income

The following table presents our other income in dollars and our other income as a percentage of net sales (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent
Other income, net	$1,235	$1,269	$(34)	(3)%	$1,310	$1,316	$(6)	(0.5)%
Percentage of net sales	1.1%	2.7%			0.6%	1.6%

Other income, net decreased during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, largely due to an increase of $1,014,000 in interest-related expenses net of capitalized interest, which was partially offset by a decrease in interest expense ineffectiveness of $602,000 and an increase of $374,000 in interest income due to higher average interest-earning cash balances.

Other income, net decreased during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, largely due to an increase of $2,835,000 in interest-related expenses net of capitalized interest, which was partially offset by a decrease in interest expense ineffectiveness of $624,000 and an increase of $2,117,000 in interest income due to higher average interest-earning cash balances.

Non-Controlling Interest in Variable Interest Entity

The following table presents the proportionate share of the non-controlling interest in Front Range, a variable interest entity, and this charge as a percentage of net sales (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent
Non-controlling interest in variable interest entity	$(1,880)	$—	$(1,880)	—%	$(4,819)	$—	$(4,819)	—%
Percentage of net sales	(1.7)%	-%			(2.3)%	-%

The charge related to the non-controlling interest in variable interest entity relates to the consolidated treatment of Front Range, a variable interest entity, and represents the non-controlling interests in the earnings of Front Range.

Net Income (Loss)

The following table presents our net income (loss) in dollars and our net income (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent
Net income (loss)	$2,156	$(182)	$2,338	1,284.6%	$5,131	$(794)	$5,925	746.2%
Percentage of net sales	1.9%	(0.4)%			2.4%	(0.9)%

Net income (loss) increased during the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006, primarily due to the increase in our net sales and gross profit margins over those same periods.

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

	Three Months Ended				Six Months Ended
	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent	June 30, 2007	June 30, 2006	Variance in Dollars	Variance in Percent
Preferred stock dividends	$(1,050)	$(898)	$(152)	16.9%	$(2,100)	$(898)	$(1,202)	133.9%
Percentage of net sales	(0.9)%	(1.9)%			(1.0)%	(1.1)%
Income (loss) available to common stock- holders	$1,106	$(85,080)	$86,186	101.3%	$3,031	$(85,692)	$88,723	(103.5)%
Percentage of net sales	1.0%	(183.1)%			1.4%	(101.2)%

For the three months ended June 30, 2007 and 2006, we declared cash dividends on shares of our Series A Preferred Stock in the aggregate amount of $1,050,000 and $898,000, respectively. For the six months ended June 30, 2007 and 2006, we declared cash dividends on shares of our Series A Preferred Stock in the aggregate amount of $2,100,000 and $898,000, respectively. Shares of our Series A Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% per annum of the purchase price per share of the Series A Preferred Stock, or, at our option, these dividends may be paid in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities. The following table presents working capital and cash and marketable securities (in thousands):

	June 30, 2007	December 31, 2006	Variance in Dollars
Working capital	$62,329	$96,451	$(34,122)
Cash and cash equivalents	$35,929	$44,053	$(8,124)
Investments in marketable securities	14,457	39,119	(24,662)
	$50,386	$83,172	$(32,786)

Change in working capital

Working capital decreased to $62,329,000 at June 30, 2007 from $96,451,000 at December 31, 2006 as a result of a decrease in current assets of $24,923,000 and an increase in current liabilities of $9,199,000. Current assets decreased primarily due to net decreases in cash and cash equivalents and investments in marketable securities of $8,124,000 and $24,662,000, respectively, the proceeds of which were primarily used for costs associated with the construction of ethanol production facilities, and a decrease in accounts receivable of $10,142,000, all of which were partially offset by an increase in inventory of $12,196,000, primarily resulting from an increase in corn and ethanol held in inventory, and an increase in all other current assets of $5,809,000. Current liabilities increased $9,199,000 due to an increase in other current liabilities of $13,718,000 resulting primarily from an increase in accrued expenses of $8,056,000, an increase in contract retentions, current of $3,376,000 and an increase in derivative liabilities of $2,352,000, which were partially offset by a net decrease in other liabilities - related parties of $5,315,000.

Change in cash and cash equivalents and investments in marketable securities

Cash and cash equivalents decreased to $35,929,000 at June 30, 2007 from $44,053,000 at December 31, 2006 as a result of cash used in investing activities of $93,365,000 which was partially offset by cash provided by operating activities of $23,444,000 and cash provided by financing activities of $61,797,000.

Cash provided by operating activities of $23,444,000 resulted primarily from net income of $5,131,000, depreciation and amortization of intangibles of $9,176,000, an increase in accounts payable and accrued expenses of $12,274,000, a decrease in accounts receivable of $10,094,000, a charge related to our non-controlling interest in Front Range of $4,819,000, amortization of deferred financing fees of $1,857,000, non-cash compensation and consulting expenses of $1,214,000, all of which were partially offset by an increase in inventories of $12,196,000 and related party accounts payable of $5,315,000.

Cash used in investing activities of $93,365,000 resulted from purchases of additional property and equipment of $105,874,000, an increase in restricted cash designated for construction of $11,814,000, which was partially offset by proceeds from sales of marketable securities of $24,313,000.

Cash provided by financing activities of $61,797,000 resulted primarily from proceeds on new debt financing of $81,500,000, which was partially offset by cash paid for debt issuance costs of $9,988,000, principal payments paid on borrowings of $6,978,000 and preferred stock dividends paid of $2,100,000.

Other Assets and Liabilities. The following table presents certain other assets and liabilities (in thousands):

	June 30, 2007	December 31, 2006	Variance in Dollars
Property and equipment, net	$305,793	$196,156	$109,637
Restricted cash	$36,665	$24,851	$11,814
Notes payable, net of current portion	$104,246	$28,970	$75,276

Changes in other assets and liabilities

Property and equipment increased to $305,793,000 at June 30, 2007 from $196,156,000 at December 31, 2006 primarily as a result of activities at our four ethanol plants under construction.

Restricted cash increased to $36,665,000 at June 30, 2007 from $24,851,000 at December 31, 2006 as a result of the closing of our new debt financing described below. As our plants are built, and after we have made required equity contributions and met certain other requirements, some funds to pay construction costs are initially deposited in a restricted bank account from borrowings on our loan agreements and are then paid out to contractors as construction progresses.

Notes payable, net of current portion, increased to $104,246,000 at June 30, 2007 from $28,970,000 at December 31, 2006 also as a result of the above mentioned construction activities at our ethanol plants. These proceeds are from our new debt financing arrangement which was executed on February 27, 2007.

New Debt Financing.

On February 27, 2007, we closed a debt financing transaction in the aggregate amount of up to $325,000,000 through certain of our wholly-owned indirect subsidiaries, or Borrowers. The primary purpose of the debt financing, or Debt Financing, is to provide debt financing for the development, construction, installation, engineering, procurement, design, testing, start-up, operation and maintenance of five ethanol production facilities. As of June 30, 2007, the outstanding balance under the Debt Financing was $81,500,000.

The Debt Financing includes:

•
five construction loan facilities in an aggregate amount of up to $300,000,000. Loans made under the construction loan facilities do not amortize, but require payment of accrued interest, and are fully due and payable on the earlier of October 27, 2008 or the date, or Conversion Date, the construction loans made thereunder are converted into term loans, the latter of which is to be the date the last of the five plants achieves commercial operations. On the Conversion Date, the construction loans are to be converted into term loans;

•
five term loan facilities in an aggregate amount of up to $300,000,000, which are intended to refinance the loans made under the construction loan facilities. The term loans are to be repaid ratably by each Borrower on a quarterly basis from and after the Conversion Date in an amount equal to 1.5% of the aggregate original principal amount of the corresponding term loan. The remaining principal balance and all accrued and unpaid interest on the term loans are fully due and payable on the date that is 84 months after the Conversion Date; and

•
a working capital and letter of credit facility in an aggregate amount of up to $25,000,000 ($5,000,000 per facility) that is fully due and payable on the date that is 12 months after the Conversion Date, but is expected to be renewed on similar terms and conditions. During the term of the working capital and letter of credit facility, the Borrowers may borrow, repay and re-borrow amounts available under the facility.

Loans and letters of credit under the Debt Financing are subject to conditions precedent, including, among others, the absence of a material adverse effect; the absence of defaults or events of defaults; the accuracy of certain representations and warranties; the maintenance of a debt-to-equity ratio that is not in excess of 65:35; the contribution of all required equity by us to the Borrowers, which is expected to be approximately $218,800,000 in the aggregate; and the attainment of at least a 1.5-to-1.0 debt service coverage ratio. Also, the Borrowers may not be able to fully utilize the Debt Financing if the completed ethanol plants fail to meet certain minimum performance standards. Loans made under the construction and term loan facilities may not be re-borrowed once repaid or re-borrowed once prepaid. Finally, loan amounts under the construction and term loan facilities are limited to a percentage of project costs of the corresponding plant but are not to exceed approximately $1.15 per gallon of annual production capacity of the plant.

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

Borrowings and the Borrowers’ obligations under the Debt Financing are secured by a first-priority security interest in all of the equity interests in the Borrowers and substantially all the assets of the Borrowers. The security interests granted by the Borrowers under the Debt Financing restrict the assets and revenues of the Borrowers and therefore may inhibit our ability to obtain other debt financing. The Borrowers are subject to certain financial and other covenants, with which we believe they are in compliance as of June 30, 2007.

In connection with the Debt Financing, we also entered into a Sponsor Support Agreement under which we are to provide limited contingent equity support in connection with the development, construction, installation, engineering, procurement, design, testing, start-up and maintenance of the five ethanol production facilities. In particular, we have agreed to contribute to the Borrowers up to an aggregate of approximately $42,400,000, or Sponsor Funding Cap, of contingent equity in the event the Borrowers have insufficient funds to either pay their project costs as they become due and payable or, by delay in payment, cause the ethanol production facilities to fail to be completed by the Conversion Date. We have agreed to provide a warranty with respect to all ethanol plants other than its Madera facility, which is under standard warranty through the EPC contractor. Our warranty obligations with respect to the other four facilities extend one year beyond final completion of each facility. The warranty obligation will cease one year from the date the fifth ethanol plant achieves final completion. Our obligations under the warranty are capped at the Sponsor Funding Cap. Until our contingent equity obligations have been fully performed or the warranty period has expired, we may not incur any secured indebtedness for borrowed money, grant liens on its assets or provide any secured credit enhancements in an aggregate amount in excess of $10,000,000 unless we provide the lenders under the Debt Financing with the same liens or credit support.

We incurred $10,699,000 of costs associated with the completion of the Debt Financing arrangement and have capitalized these costs in other assets, except the portion amortizing during the next 12 months, which is classified in other current assets. These costs are being amortized over a six year life.

Prospective Capital Needs.

We believe that current and future available capital resources, revenues generated from operations and other existing sources of liquidity, including proceeds from our new debt financing described above, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months in connection with our activities focused on developing 220 million gallons of annual production capacity by mid 2008. We will need additional financing to implement our planned expansion to 420 million gallons of annual production capacity by the end of 2010. As a result of our aggressive execution of our expansion strategy and increases in construction costs, we may need this additional financing sooner than anticipated. We plan to obtain additional financing through additional indebtedness, the sale of equity securities, or both. However, we may be unable to obtain the funding required for the expansion of our business beyond our 2008 annual production capacity goals, or funding may not be available to us on acceptable terms or may only be available to us on disadvantageous terms. In addition, if our capital requirements or cash flow vary materially and adversely from our current projections, if other adverse unforeseen circumstances occur or if we require a significant amount of cash to fund one or more future acquisitions, we will likely require additional financing beyond our existing requirements. Our failure to raise capital, if or when needed, is likely to restrict our growth and may hinder our competitiveness.

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

Commodity Risk - Cash Flow Hedges

We use derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months to protect gross profit margins to reduce the potentially adverse effects of market volatility. For the three months ended June 30, 2007 and 2006, gains from ineffectiveness in the amount of $17,000 and $22,000, respectively, were recorded in cost of goods sold and an ineffective gain in the amount of $369,000 and an effective loss of $10,000, respectively, were recorded in cost of goods sold. For the six months ended June 30, 2007 and 2006, gains from ineffectiveness in the amount of $159,000 and $22,000, respectively, were recorded in cost of goods sold and an effective gain in the amount of $244,000 and an effective loss of $10,000, respectively, were recorded in cost of goods sold. Amounts remaining in accumulated other comprehensive income (loss) will be reclassified to earnings upon the recognition of the related purchase or sale. Accumulative other comprehensive loss in the amount of $742,000 associated with commodity cash flow hedges is expected to be recognized in income over the next twelve months. The fair value notional balances remaining on these derivatives as of June 30, 2007 and December 31, 2006 were $14,429,000 and $11,588,000, respectively.

Commodity Risk - Non-Designated Derivatives

As part of our risk management strategy, we use forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in the price for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in earnings. We recognized $2,988,000 (of which $1,076,000 is related to settled non-designated hedges) and $0 as the change in the fair value of these contracts for the three months ended June 30, 2007 and 2006, respectively. We recognized $3,247,000 (of which $1,076,000 is related to settled non-designated hedges) and $0 as the change in the fair value of these contracts for the six months ended June 30, 2007 and 2006, respectively.

We marked all of our derivative instruments to fair value at each period end, except for those derivative contracts which qualified for the normal purchase and sale exemption pursuant to SFAS No. 133. According to our designation of the derivatives, changes in the fair value of derivatives are reflected in net income or other comprehensive income.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income relative to derivatives for the six months ended June 30, 2007 was as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*

Beginning balance, January 1, 2007	$461	$(265)
Net changes	(1,447)	875
Less: Amount reclassified to cost of goods sold	244	—
Less: Amount reclassified to other income (expense)	—	(105)
Ending balance, June 30, 2007	$(742)	$505
________
* Calculated on a pretax basis

The estimated fair values of our derivatives as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006

Commodity futures	$(2,318)	$329
Interest rate options	1,495	125
Total	$(823)	$454

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, who is also our Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of June 30, 2007 that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management concluded as of December 31, 2006 in our Annual Report on Form 10-K, or Annual Report, for the year then ended, that our internal control over financial reporting was not effective. You should refer to management’s discussion under “Item 9A—Controls and Procedures” in our Annual Report for a complete description of the criteria applied by management and the factors based upon which management concluded that our internal control over financial reporting was not then effective.

In our Annual Report, management identified seven material weaknesses in our internal control over financial reporting. During the quarter ended June 30, 2007, we implemented a variety of changes to our internal control over financial reporting, in addition to those implemented during the quarter ended March 31, 2007, intended to remediate these material weaknesses.

Based on management’s evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of June 30, 2007, all seven of the material weaknesses identified in our Annual Report had been fully remediated.

Management’s evaluation and conclusions set forth above have not been audited by our independent registered public accounting firm. Because of the possibility of changed circumstances between now and year-end, and because the testing of our internal control over financial reporting that will be required under Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our annual audit is more comprehensive and rigorous than the evaluation we have just performed, we cannot assure you that management and our independent registered public accounting firm will not identify material weaknesses in our internal control over financial reporting and conclude that our disclosure controls and procedures were not effective at a reasonable assurance level and that we did not maintain effective internal control over financial reporting as of December 31, 2007.

Following is a summary description of the changes in our internal control over financial reporting implemented during the quarter ended June 30, 2007, and in some cases subsequent to June 30, 2007, organized based on the seven material weaknesses described below to which they relate:

(1) We had not effectively implemented comprehensive entity-level internal controls. During the quarter ended June 30, 2007:

•
We modified our standard operating procedures, or SOPs intended to assign responsibility for performing annual fraud risk assessments to an Internal Audit Director with review and approval by our Executive Committee. We intend to perform our annual fraud risk assessment in the fourth quarter of 2007, after we have filled the Internal Audit Director position, which remains open at this time.

•
We continued our efforts to improve the financial reports from our enterprise resource platform, or ERP, system and its supporting financial management systems to appropriate members of our operational and financial management teams. We believe the reporting capability that is now in place is adequate.

•	We implemented changes to automate backup and recovery of our financially material systems.

•
We implemented modification of our SOPs to provide for annual performance reviews or evaluations of our management and staff employees. Actual performance reviews will take place in the first quarter of 2008.

(2) We did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principals, or GAAP. During the quarter ended June 30, 2007:

•
We continued the process of recruiting, training and reorganizing our accounting staff. We hired eight additional permanent staff members. While new members of the accounting staff were being recruited and trained, we continued to employ a number of contractors and consultants.

•
Douglas Jeffries joined us as our Chief Financial Officer on June 4, 2007. He resigned on July 18, 2007, and was replaced by John T. Miller, our current Acting Chief Financial officer. Although we intend to hire a Chief Financial Officer to assume the duties currently borne by Mr. Miller and the position of Internal Audit Director remains unfilled at this time, we believe we now have a sufficient complement of personnel with appropriate training and experience in GAAP.

(3) We did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff. Our remediation efforts were completed in the first quarter but not fully tested until the second quarter of 2007.

(4) We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes. Our remediation efforts were completed in the first quarter but not fully tested until the second quarter of 2007.

(5) We did not have adequate controls governing major account invoice processing and payment. Our remediation efforts were completed in the first quarter but not fully tested until the second quarter of 2007.

(6) We had not fully implemented certain control activities and capabilities included in the design of our ERP system. Our remediation efforts were completed in the first quarter but not fully tested until the second quarter of 2007.

(7) We did not have adequate access and data and formulaic integrity controls over critical spreadsheets used in connection with accounting and financial reporting. During the quarter ended June 30, 2007:

•
We completed the remediation of controls over critical spreadsheets, which included moving all spreadsheets used in our financial management and closing processes to a secured, shared server with access granted to a limited number of management-approved personnel. We also set passwords at the spreadsheet level to further limit access to critical information.

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

Barry Spiegel - State Court Action

On December 23, 2005, Barry J. Spiegel, a former shareholder and director of our predecessor, Accessity Corp., or Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512), or State Court Action, against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell, or collectively, the Individual Defendants. Messrs. Siegel, Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol. The State Court Action relates to a share exchange transaction, or Share Exchange Transaction, among Accessity, Pacific Ethanol and two other entities, and purports to state the following five counts against the Individual Defendants: (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud and (v) violation of Florida’s Securities and Investor Protection Act. Mr. Spiegel bases his claims on allegations that the actions of the Individual Defendants in approving the Share Exchange Transaction caused the value of his Accessity common stock to diminish and is seeking approximately $22,000,000 in damages. On March 8, 2006, the Individual Defendants filed a motion to dismiss the State Court Action. Mr. Spiegel filed his response in opposition on May 30, 2006. The Court granted the motion to dismiss by Order dated December 1, 2006, or the Order, on the grounds that, among other things, Mr. Spiegel failed to bring his claims as a derivative action. Mr. Spiegel is seeking appellate review of the Order.

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment and (v) breach of fiduciary duty of disclosure. The amended complaint includes Pacific Ethanol as a defendant. The breach of fiduciary duty counts are alleged solely against the Individual Defendants and not Pacific Ethanol. On June 19, 2007, we filed a motion to dismiss the amended complaint. The Court denied the motion to dismiss the amended complaint by order dated July 31, 2007, and we must file an answer. Defendants have scheduled Mr. Spiegel’s deposition for September 10, 2007. We intend to vigorously defend the amended complaint.

Barry Spiegel - Federal Court Action

On December 22, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848), or the Federal Court Action, against the Individual Defendants and us. The Federal Court Action relates to the Share Exchange Transaction and purports to state the following three counts: (i) violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and (iii) violation of Section 20(A) of the Exchange Act. The first two counts are alleged against the Individual Defendants and Pacific Ethanol and the third count is alleged solely against the Individual Defendants. Mr. Spiegel bases his claims on, among other things, allegations that the actions of the Individual Defendants and Pacific Ethanol in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel is seeking in excess of $15,000,000 in damages. Mr. Spiegel amended the Federal Court Action on February 9, 2007 and recently filed a Motion to Dismiss the amended pleading. Mr. Spiegel sought to stay his own federal case, but the Motion was denied on July 17, 2007. Mr. Spiegel has responded to our Motion to Dismiss. We intend to vigorously defend the Federal Court Action.

Mercator Group, LLC

In 2003, we filed a lawsuit seeking damages in excess of $100,000,000 against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., the parent corporation of Presidion Solutions, Inc., or Presidion, (ii) Presidion’s investment bankers, Mercator Group, LLC, or Mercator, and various related and affiliated parties and (iii) Taurus Global LLC, or Taurus, (collectively referred to as the “Mercator Action”), alleging that these parties committed a number of wrongful acts, including, but not limited to tortiously interfering in a transaction between us and Presidion. In 2004, we dismissed this lawsuit without prejudice, which was filed in Florida state court. In January 2005, we refiled this action in the State of California, for a similar amount, as we believe that to be the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, we filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. Arbitration hearings have been scheduled to commence in July 2007. In April 2007, the arbitration proceedings were suspended due to non-payment of arbitration fees by Presidion and Taurus. As a result of non-payment of arbitration fees, a default order was entered against Taurus by the Los Angeles Superior Court. In July, 2007, we entered into a confidential settlement agreement with Presidion and its former officers. On July 23, 2007, we dismissed Presidion from the arbitration. We intend to continue to prosecute the arbitration proceedings against Mercator. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing us in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and we will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

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

Unregistered Sales of Equity Securities

Not applicable.

Dividends

For the three and six months ended June 30, 2007, we declared $1,050,000 and $2,100,000 in dividends on our Series A Preferred Stock, respectively. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) We held our 2007 annual meeting of stockholders on June 21, 2007. As of the close of business on April 23, 2007, the record date for determining stockholders entitled to notice of and to vote at the 2007 annual meeting, we had issued and outstanding 40,467,478 shares of common stock held by 209 holders of record and 5,250,000 shares of Series A Preferred Stock held by one holder of record. A total of 40,248,766 votes were represented in person or by proxy at the meeting and constituted a quorum.

(b) Management’s nominees for election as directors were William L. Jones, Neil M. Koehler, Terry L. Stone, John L. Prince, Douglas L. Kieta, Robert P. Thomas and Daniel A. Sanders, each of whom was an incumbent director. Each of those nominees was elected as a director at the meeting.

(c) (i) Proposal 1: To elect seven nominees to the board of directors:

Nominee	For	Withhold Authority
William L. Jones	39,692,583	556,183
Neil M. Koehler	39,712,550	536,216
Terry L. Stone	38,277,926	1,970,840
John L. Prince	38,277,023	1,971,743
Douglas L. Kieta	39,698,734	550,032
Robert P. Thomas	38,257,749	1,991,017
Daniel A. Sanders	38,258,528	1,990,238

(c) (ii) Proposal 2: To ratify the selection and appointment of Hein & Associates LLP as our independent registered public accountants to audit the financial statements of Pacific Ethanol, Inc. for the year ended December 31, 2007.

For:	39,910,778
Against:	216,050
Abstention:	121,938

(d) Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Executive Employment Agreement dated May 4, 2007 by and between Pacific Ethanol, Inc. and Douglas Jeffries (*)
10.2	Indemnification Agreement as of May 29, 2007 between Pacific Ethanol, Inc. and Douglas Jeffries (*)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)
32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)
____________________
(*)
Filed as an exhibit to the Registrant’s Current Report on Form 8-K for May 4, 2007 (File No. 021467) filed with the Securities and Exchange Commission on May 10, 2007.Incorporated by reference to 8-K filed on July 23, 2007, exhibit number 10.1.

(**)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: August 9, 2007	By: /S/ JOHN T. MILLER
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