Form 10-Q
period 2007-09-30
Pacific Ethanol, Inc.
filed 2007-11-09
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007, there were 40,604,714 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
ASSETS	2007	2006
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$10,290	$44,053
Investments in marketable securities	19,177	39,119
Accounts receivable, net	22,767	29,322
Restricted cash	2,295	1,567
Inventories	25,349	7,595
Prepaid expenses	1,218	1,053
Prepaid inventory	4,122	2,029
Other current assets	3,735	2,307
Total current assets	88,953	127,045
Property and Equipment, Net	383,342	196,156

Other Assets:
Restricted cash	42,949	24,851
Deposits and advances	67	9,040
Goodwill	85,307	85,307
Intangible assets, net	6,551	10,155
Other assets	8,715	1,266
Total other assets	143,589	130,619

Total Assets	$615,884	$453,820
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2006.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$26,698	$8,959
Accrued liabilities	3,821	3,129
Contract retentions	6,193	—
Other liabilities - related parties	4,258	9,422
Current portion – notes payable	3,549	4,125
Derivative instruments	4,478	97
Other current liabilities	3,264	1,831
Total current liabilities	52,261	27,563

Notes payable, net of current portion	123,357	28,970

Construction-related liabilities	42,949	3,031

Deferred tax liability	1,091	1,091

Other liabilities	58	357

Total Liabilities	219,716	61,012

Commitments and Contingencies (Note 11)

Non-controlling interest in variable interest entity	99,037	94,363

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,250,000 shares issued and outstanding as of September 30, 2007 and December 31, 2006	5	5
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,632,978 and 40,269,627 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	41	40
Additional paid-in capital	401,436	397,535
Accumulated other comprehensive income (loss)	(1,810)	545
Accumulated deficit	(102,541)	(99,680)
Total stockholders’ equity	297,131	298,445

Total Liabilities and Stockholders’ Equity	$615,884	$453,820
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2006.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$118,118	$61,102	$331,123	$145,802
Cost of goods sold	113,359	53,654	299,902	132,721
Gross profit	4,759	7,448	31,221	13,081
Selling, general and administrative expenses	5,920	5,548	23,742	13,291
Income (loss) from operations	(1,161)	1,900	7,479	(210)
Other income (loss), net	(998)	1,855	312	3,171
Income (loss) before non-controlling interest in variable interest entity	(2,159)	3,755	7,791	2,961
Non-controlling interest in variable interest entity	(2,683)	—	(7,502)	—
Net income (loss) before provision for income taxes	(4,842)	3,755	289	2,961
Provision for income taxes	—	—	—	—
Net income (loss)	(4,842)	3,755	289	2,961
Preferred stock dividends	(1,050)	(1,050)	(3,150)	(1,948)
Deemed dividend on preferred stock	—	—	—	(84,000)
Income (loss) available to common stockholders	$(5,892)	$2,705	$(2,861)	$(82,987)
Net income (loss) per share, basic	$(0.15)	$0.07	$(0.07)	$(2.49)
Net income (loss) per share, diluted	$(0.15)	$0.07	$(0.07)	$(2.49)
Weighted-average shares outstanding, basic	39,928	37,228	39,833	33,388
Weighted-average shares outstanding, diluted	39,928	37,768	39,833	33,388

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$(4,842)	$3,755	$289	$2,961

Other comprehensive income (loss), net of tax:

Net change in the fair value of derivatives, cash flow hedges	1,573	(758)	2,006	32

Unrealized gain on available-for-sale securities	—	47	—	47

Comprehensive income (loss)	$(3,269)	$3,044	$2,295	$3,040

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income	$289	$2,961
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	12,816	711
Loss on disposal of equipment	216	—
Amortization of deferred financing fees	2,315	604
Non-cash compensation expense	1,557	835
Non-cash consulting expense	151	1,491
Loss on derivatives	2,668	323
Bad debt expense	48	103
Non-controlling interest in variable interest entity	7,502	—
Changes in operating assets and liabilities:
Accounts receivable	6,507	(10,698)
Restricted cash	(728)	(1,784)
Notes receivable, related party	—	136
Inventories	(17,754)	(5,364)
Prepaid expenses and other assets	(2,060)	(10,041)
Prepaid inventory	(2,093)	(37)
Increase in derivative assets	—	(517)
Accounts payable and accrued expenses	14,698	4,285
Accounts payable and accrued expenses (related party)	(5,164)	4,312
Net cash provided by (used in) operating activities	20,968	(12,680)

Investing Activities:
Additions to property and equipment	(137,046)	(57,639)
Proceeds from sales of available-for-sale investments	19,593	2,750
Proceeds from sale of equipment	10	—
Increase in restricted cash designated for construction projects	(18,099)	(60,642)
Net cash used in investing activities	(135,542)	(115,531)

Financing Activities:
Proceeds from borrowing on long-term debt	87,500	—
Proceeds from borrowing on lines of credit	14,005	—
Proceeds from exercise of warrants and stock options	2,193	9,927
Cash paid for debt issuance costs	(10,063)	(1,190)
Principal payments paid on borrowings	(7,897)	—
Principal payments paid on borrowings, related party	—	(3,600)
Proceeds from sale of common stock, net	—	137,622
Proceeds from sale of preferred stock, net	—	82,567
Dividends paid on non-controlling interest in variable interest entity	(2,827)	—
Preferred share dividends paid	(2,100)	(898)
Net cash provided by financing activities	80,811	224,428

Net increase (decrease) in cash and cash equivalents	(33,763)	96,217

Cash and cash equivalents at beginning of period	44,053	4,521

Cash and cash equivalents at end of period	$10,290	$100,738

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006

Supplemental Information:
Interest paid	$5,267	$186
Taxes paid	$—	$13
Non-cash financing and investing activities:
Capital lease	$203	$—
Non-cash additions to property and equipment	$49,926	$—
Preferred stock dividend declared	$1,050	$1,050
Deemed dividend on preferred stock	$—	$84,000

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business– The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and all of its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation (“PEI California”), and Kinergy Marketing, LLC, an Oregon limited liability company and, effective October 17, 2006, the consolidated financial statements also include Front Range Energy, LLC, a Colorado limited liability company (“Front Range”), a variable interest entity of which Pacific Ethanol owns 42% and is the primary beneficiary (collectively, the “Company”).

The Company is engaged in the business of marketing and producing ethanol and its co-products, including wet distillers grain (“WDG”).

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Except as disclosed in Note 2 below, the accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Activity occurring during the three and nine months ended September 30, 2006 and reflected in the consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows does not include the operations or transactions of Front Range, the Company’s variable interest entity, as the Company did not obtain a variable interest in Front Range until October 17, 2006.

Reclassifications of prior year’s data have been made to conform to 2007 classifications.

2.    NEW ACCOUNTING STANDARDS.

The disclosure requirements and cumulative effect of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, are presented in Note 8.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities. The principal source of guidance on the accounting for planned major maintenance activities is the Airline Guide. The Airline Guide permitted four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral and accrual (accrue-in-advance). FSP AUG AIR-1 amended the Airline Guide by prohibiting the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company adopted the direct expense method of accounting for major maintenance activities on January 1, 2007 and did not have a material effect on its consolidated financial statements.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.    MARKETABLE SECURITIES.

The cost, gross unrealized gains (losses) and fair value of available-for-sale securities by security type were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2007:
Available-for-sale:
Short-term marketable securities	$19,177	$—	$—	$19,177
Total marketable securities	$19,177	$—	$—	$19,177

December 31, 2006:
Available-for-sale:
U.S. Treasury securities	$27,651	$349	$—	$28,000
Short-term marketable securities	11,119	—	—	11,119
Total marketable securities	$38,770	$349	$—	$39,119

4.    INVENTORIES.

Inventories consist primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	September 30, 2007	December 31, 2006

Raw materials	$11,616	$3,709
Work in progress	1,782	873
Finished goods	10,978	2,452
Other	973	561
Total	$25,349	$7,595

5.    GOODWILL AND OTHER INTANGIBLE ASSETS.

The Company performed its annual review of impairment of goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, as of March 31, 2007. The Company did not recognize any impairment losses to previously recorded goodwill or intangible assets as a result of its annual review.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.    NOTES PAYABLE.

The following table summarizes the Company’s long term borrowings and capital lease obligations (in thousands):

	September 30, 2007	December 31, 2006

Variable rate, secured construction/term loan due 2015	$87,500	$—
Variable rate, secured term loans due 2011	24,289	31,882
Lines of credit	14,005	—
Capital lease obligations	1,112	1,213
	126,906	33,095
Less short-term portion of long-term debt	(3,549)	(4,125)
Notes payable	$123,357	$28,970

Debt Financing –On February 27, 2007, the Company closed a debt financing transaction in the aggregate amount of up to $325,000,000 through certain of its wholly-owned indirect subsidiaries (the “Borrowers”). The primary purpose of the debt financing (the “Debt Financing”) is to provide debt financing for the development, construction, installation, engineering, procurement, design, testing, start-up, operation and maintenance of five ethanol production facilities. As of September 30, 2007, the outstanding balance under the Debt Financing was $92,500,000, comprised of $87,500,000 in construction loans and $5,000,000 in used lines of credit.

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

Borrowings and the Borrowers’ obligations under the Debt Financing are secured by a first-priority security interest in all of the equity interests in the Borrowers and substantially all the assets of the Borrowers. The security interests granted by the Borrowers under the Debt Financing restrict the assets and revenues of the Borrowers and therefore may inhibit the Company’s ability to obtain other debt financing. The Borrowers are subject to certain financial and other covenants, with which the Company believes they are in compliance as of September 30, 2007.

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

The Company incurred $10,699,000 of costs associated with the completion of the Debt Financing arrangement and has capitalized these costs in other assets, except the portion amortizing during the next twelve months, which is classified in other current assets.  These costs are being amortized over a six year life.

Operating Line of Credit Facility– In addition to the Debt Financing, in August 2007, a subsidiary of the Company entered into an operating line of credit facility that allows for borrowings not to exceed the lesser of $25,000,000 or the sum of 80% of eligible accounts receivable and 70% of eligible inventory of the subsidiary. Advances under the operating line of credit bear interest at spreads typical in the industry for this type of financing over standard indices, such as the prime rate and/or LIBOR. Interest payments are due monthly or at the applicable LIBOR period. As of September 30, 2007, the outstanding balance under the line of credit was $9,005,000 and incurred interest at two separate variable interest rates ranging from 6.48% to 7.25%.   The line of credit expires in July 2009, at which time the outstanding balance becomes due and payable. Borrowings under the line of credit are secured by substantially all of the assets of the subsidiary and are also secured by a limited guaranty by the Company.  Under the terms of the line of credit, the subsidiary is required to maintain certain financial and non-financial covenants; the financial covenants become effective beginning the quarter ending December 31, 2007. The Company believes that the subsidiary is in compliance with the required covenants as of September 30, 2007.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Construction and Term Loan Financing– On April 13, 2006, the Company entered into a Construction and Term Loan Agreement with TD BankNorth, N.A. and Comerica Bank for debt financing in the aggregate amount of up to approximately $34,000,000. In December 2006, the Company paid $1,000,000 to amend this agreement to extend the termination date through the end of February 2007. In February 2007, this debt financing was unused and terminated.

7.    CONSTRUCTION-RELATED LIABILITIES.

Construction-related liabilities comprise unpaid invoices and accrued expenses for plant construction that will be paid out of the Company’s noncurrent restricted cash balance, which was $42,949,000 as of September 30, 2007 and $3,031,000 as of December 31, 2006.

8.    STOCK-BASED COMPENSATION.

The Company has three equity incentive compensation plans: an Amended 1995 Incentive Stock Plan, a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

Total stock-based compensation expense related to SFAS No. 123 (Revised 2004), Share-Based Payments, included in selling, general and administrative expenses was $493,000 and $1,124,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,708,000 and $2,326,000 for the nine months ended September 30, 2007 and 2006, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of September 30, 2007, $6,909,000 of compensation cost attributable to future services related to plan awards that are probable of being achieved had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 3.74 years.

9.    INCOME TAXES.

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

The effective tax rate for the three and nine months ended September 30, 2007 was 0.0% and remained constant with the effective tax rates for the three and nine months ended September 30, 2006 of 0.0%.  The provision for income taxes for all periods presented is primarily attributable to the cumulative tax net operating losses that the Company has generated in the prior periods for which a valuation allowance has been established under the rules of SFAS No. 109, Accounting for Income Taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate was not affected by the adoption of FIN 48. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months as a result of the anticipated lapse of an applicable statute of limitations. Interest and penalties related to unrecognized income tax benefits will be accrued in interest expense and operating expense, respectively. The Company has not accrued interest or penalties as of the date of adoption because they are not applicable.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company may be audited by applicable federal and state taxing authorities in the following income tax jurisdictions in which the Company previously filed or expects to file income tax returns for the years indicated:
Jurisdiction	Tax Years
Federal	2003 – 2006
California	2002 – 2006
Oregon	2006
Colorado	2006
Idaho	2006

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions including federal and California, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

10.    EARNINGS PER SHARE.

The following table computes basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2007
	Income Numerator	Shares Denominator	Per-Share Amount

Net loss	$(4,842)
Less: Preferred stock dividends	(1,050)

Basic Earnings per Share:
Loss available to common stockholders	$(5,892)	39,928	$(0.15)

Diluted Earnings per Share:
Loss available to common stockholders	$(5,892)	39,928	$(0.15)

	Three Months Ended September 30, 2006
	Income Numerator	Shares Denominator	Per-Share Amount

Net income	$3,755
Less: Preferred stock dividends	(1,050)

Basic Earnings per Share:
Income available to common stockholders	$2,705	37,228	$0.07

Effect of outstanding options and warrants		540

Diluted Earnings per Share:
Income available to common stockholders, including assumed conversions	$2,705	37,768	$0.07

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2007
	Income Numerator	Shares Denominator	Per-Share Amount

Net income	$289
Less: Preferred stock dividends	(3,150)

Basic Earnings per Share:
Loss available to common stockholders	$(2,861)	39,833	$(0.07)

Diluted Earnings per Share:
Income available to common stockholders, including assumed conversions	$(2,861)	39,833	$(0.07)

	Nine Months Ended September 30, 2006
	Income Numerator	Shares Denominator	Per-Share Amount

Net income	$2,961
Less: Actual and deemed preferred stock dividends	(85,948)

Basic Earnings per Share:
Loss available to common stockholders	$(82,987)	33,388	$(2.49)

Diluted Earnings per Share:
Loss available to common stockholders, including assumed conversions	$(82,987)	33,388	$(2.49)

11.    COMMITMENTS AND CONTINGENCIES.

Commitments– The following is a description of significant commitments at September 30, 2007:

Purchase Commitments– At September 30, 2007, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol, corn, natural gas and denaturant.  Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fixed-Price Contracts
Ethanol	$65,431
Corn	7,446
Natural gas	3,728
Denaturant	—
Total	$76,605

Indexed-Price Contracts (Volume)
Ethanol	11,525 gallons
Corn	5,240 bushels
Denaturant	293 gallons

Sales Commitments– At September 30, 2007, the Company had entered into sales contracts with customers to sell certain quantities of ethanol and WDG.  The volumes indicated in the indexed-price contracts table are additional committed sales and will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$40,647
Wet distillers grain	11,529
Total	$52,176

Indexed-Price Contracts (Volume)
Ethanol	64,889 gallons

Carbon Dioxide Plant– On April 4, 2007, the Company entered into a long-term agreement to sell substantially all the carbon dioxide gas (“CO2”) produced by the Company’s Madera ethanol production facility to a third party. Under this agreement the Company will modify its Madera plant, at a cost of approximately $1,500,000, to capture and further process CO2 for delivery to the third party. The agreement calls for the third party to reimburse the Company for its capital investment through a recovery fee included in the agreed upon sales price and has a take or pay component which requires the third party to purchase, or if it does not purchase, pay for a minimum quantity of raw CO2. The agreement has a fifteen year term and will automatically renew for successive five year periods unless terminated by either party.

Capital Commitments– As of September 30, 2007, contractual construction commitments for ethanol processing facilities for the remainder of 2007 and for 2008 were $104,702,000 and $79,682,000, respectively.

Contingencies– The following is a description of significant contingencies at September 30, 2007:

Litigation – General – The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect the Company’s quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect the Company’s financial position, results of operations or cash flows.

Litigation – Barry Spiegel – State Court Action– On December 23, 2005, Barry J. Spiegel, a former shareholder and director of the Company’s predecessor, Accessity Corp. (“Accessity”), filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512) (the “State Court Action”) against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell (collectively, the “Individual Defendants”). Messrs. Siegel, Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and the Company. The State Court Action relates to a share exchange transaction (“Share Exchange Transaction”) among Accessity, Pacific Ethanol and two other entities, and purports to state the following five counts against the Individual Defendants:  (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida’s Securities and Investor Protection Act. Mr. Spiegel bases his claims on allegations that the actions of the Individual Defendants in approving the Share Exchange Transaction caused the value of his Accessity common stock to diminish and is seeking approximately $22,000,000 in damages. On March 8, 2006, the Individual Defendants filed a motion to dismiss the State Court Action. Mr. Spiegel filed his response in opposition on May 30, 2006. The Court granted the motion to dismiss by Order dated December 1, 2006 (the “Order”), on the grounds that, among other things, Mr. Spiegel failed to bring his claims as a derivative action.

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint includes the Company as a defendant. The breach of fiduciary duty counts are alleged solely against the Individual Defendants and not the Company. On June 19, 2007, the Company filed a motion to dismiss the amended complaint. The Court denied the motion to dismiss the amended complaint by order dated July 31, 2007. Mr. Spiegel, however, voluntarily dismissed without prejudice the case against the Company on August 27, 2007, and therefore the Company is no longer a party to the state action.

Litigation – Barry Spiegel – Federal Court Action– On December 22, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848) (the “Federal Court Action”) against the Individual Defendants and the Company. The Federal Court Action relates to the Share Exchange Transaction and purports to state the following three counts: (i) violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (iii) violation of Section 20(A) of the Exchange Act. The first two counts are alleged against the Individual Defendants and the Company and the third count is alleged solely against the Individual Defendants. Mr. Spiegel bases his claims on, among other things, allegations that the actions of the Individual Defendants and the Company in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel is seeking in excess of $15,000,000 in damages. Mr. Spiegel amended the Federal Court Action on February 9, 2007 and then sought to stay his own federal case, but the Motion was denied on July 17, 2007. Mr. Spiegel filed his reply to the Company’s Motion to Dismiss and that Motion remains pending. The Company intends to vigorously defend the Federal Court Action.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Litigation – Mercator– In 2003, the Company filed a lawsuit seeking damages in excess of $100,000,000 against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., the parent corporation of Presidion Solutions, Inc. (“Presidion”), (ii) Presidion’s investment bankers, Mercator Group, LLC (“Mercator”) and various related and affiliated parties, and (iii) Taurus Global LLC (“Taurus”) (collectively referred to as the “Mercator Action”), alleging that these parties committed a number of wrongful acts, including, but not limited to tortiously interfering in a transaction between the Company and Presidion. In 2004, the Company dismissed this lawsuit without prejudice, which was filed in Florida state court. In January 2005, the Company refiled this action in the State of California, for a similar amount, as the Company believes that to be the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, the Company filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. Arbitration hearings have been scheduled to commence in July 2007. In April 2007, the arbitration proceedings were suspended due to non-payment of arbitration fees by Presidion and Taurus. As a result of non-payment of arbitration fees, a default order was entered against Taurus by the Los Angeles Superior Court.  In July, 2007, the Company entered into a confidential settlement agreement with Presidion and its former officers.  On July 23, 2007, the Company dismissed Presidion from the arbitration. On July 23, 2007, Taurus filed a Voluntary Petition for Chapter 7 Bankruptcy in the United States District Court, Central District of California, Case Number SV07-12547 GM. The Company continues to prosecute the arbitration proceedings against Mercator. The arbitration hearings are presently scheduled to be held in February 2008. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing the Company in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and the Company will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

12.    DERIVATIVES/HEDGES.

Commodity Risk– Cash Flow Hedges– The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months to protect gross profit margins to reduce the potentially adverse effects of market volatility. For the three months ended September 30, 2007, gains from ineffectiveness in the amount of $2,381,000 and an effective loss in the amount of $898,000 were recorded in cost of goods sold.  For the three months ended September 30, 2006, losses from ineffectiveness in the amounts of $29,000 and $298,000 were recorded in cost of goods sold and other income, respectively, and an effective gain in the amount of $339,000 was recorded in net sales.  For the nine months ended September 30, 2007, gains from ineffectiveness in the amount of $3,894,000 and an effective loss in the amount of $2,008,000 were recorded in cost of goods sold. For the nine months ended September 30, 2006, losses from ineffectiveness in the amounts of $11,000 and $110,000 were recorded in cost of goods sold and other income, respectively, and an effective gain in the amount of $1,057,000 was recorded in net sales. Amounts remaining in accumulated other comprehensive income (loss) will be reclassified to earnings upon the recognition of the related purchase or sale. Accumulated other comprehensive gain in the amount of $151,000 associated with commodity cash flow hedges is expected to be recognized in income over the next twelve months. The fair value notional balances remaining on these derivatives as of September 30, 2007 and December 31, 2006 were $15,157,000 and $11,588,000, respectively.

Commodity Risk– Non-Designated Derivatives – As part of the Company’s risk management strategy, the Company uses forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in the price for certain amounts of corn, denaturant and ethanol, respectively.  These derivatives are not designated under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for special hedge accounting treatment.  The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in earnings.  The Company recognized a loss of $3,092,000 (of which $1,526,000 is related to settled non-designated hedges) and $0 as the change in the fair value of these contracts for the three months ended September 30, 2007 and 2006, respectively.  The Company recognized a loss of $6,339,000 (of which $2,504,000 is related to settled non-designated hedges) and $0 as the change in the fair value of these contracts for the nine months ended September 30, 2007 and 2006, respectively.

Interest Rate Risk– The Company uses derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings.  For the three months ended September 30, 2007 and 2006, losses from ineffectiveness in the amount of $1,528,000 and $38,000 and effective losses of $19,000 and $0, respectively, were recorded in other income (expense).  For the nine months ended September 30, 2007 and 2006, losses from ineffectiveness in the amount of $896,000 and $29,000 and effective losses of $125,000 and $0, respectively were recorded in other income (expense).

The Company marked its derivative instruments to fair value at each period end, except for those derivative contracts that qualified for the normal purchase and sale exemption under SFAS No. 133. According to the Company’s designation of the derivatives, changes in the fair value of derivatives are reflected in earnings or accumulated other comprehensive income.

Accumulated Other Comprehensive Income– Accumulated other comprehensive income relative to derivatives was as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*

Beginning balance, January 1, 2007	$461	$(265)
Net changes	(2,318)	(1,821)
Less: Amount reclassified to cost of goods sold	(2,008)	—
Less: Amount reclassified to other income (expense)	—	(125)
Ending balance, September 30, 2007	$151	$(1,961)
—————
*Calculated on a pretax basis

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair values of the Company’s derivatives as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006

Commodity futures	$(1,570)	$329
Interest rate swaps	(2,649)	125
Total	$(4,219)	$454

13.    RELATED PARTY TRANSACTIONS.

During 2006, the Company signed a sales contract at market terms with an entity which at the time was owned by a member of the Company’s Board of Directors. The contracts were in effect after the beginning of the year and expired on March 31, 2007.  The Company recorded sales of $0 and $6,039,000 for the three and nine months ended September 30, 2007 and $3,400,000 and $11,985,000 for the three and nine months ended September 30, 2006, respectively, related to these contracts.

In 2006, the Company entered into an agreement with a construction company to build an ethanol production facility in Madera County, California. An officer of the construction company was a former member of the board of directors of PEI California. The Company had outstanding liabilities to the construction company in the amount of $4,258,000 as of September 30, 2007.

14.    SUBSEQUENT EVENT.

On November 2, 2007, as a result of the Company’s completion of the Boardman plant, the restricted cash balance of $42,949,000 was released.  Additionally, the Company received a draw on the Debt Financing of $8,205,000.

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

Overview

Our primary goal is to become the leading marketer and producer of low carbon renewable fuels in the Western United States.

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

In October 2006, we achieved commercial operations of an ethanol production facility with an annual production capacity of approximately 40 million gallons located in Madera, California. In October 2006, we also acquired approximately 42% of the outstanding membership interests of Front Range Energy, LLC, or Front Range, which owns and operates an ethanol production facility with  an annual production capacity of approximately 50 million gallons located in Windsor, Colorado. In September 2007, we achieved commercial operations of our second ethanol production facility with an annual production capacity of approximately 40 million gallons located in Boardman, Oregon. In addition, we have three additional facilities at various stages of construction. We also intend to construct or otherwise acquire additional ethanol production facilities as financial resources and business prospects make the construction or acquisition of these facilities advisable.

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

We intend to achieve our goal of becoming the leading marketer and producer of renewable fuels in the Western United States in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol throughout the Western United States, by expanding our relationships with animal feed distributors and end users to build local markets for wet distillers grains, or WDG, the primary co-product of our ethanol production, and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and ultimately as a primary transportation fuel.  In addition, we intend to achieve this goal in part by expanding our production capacity to 220 million gallons of annual production capacity in 2008 and 420 million gallons of annual production capacity in 2010. We also intend to expand our distribution infrastructure by expanding our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

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

Net Sales and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	September 30,		Variance in			September 30,		Variance in
	2007	2006	Dollars	Percent		2007	2006	Dollars	Percent

Net sales	$118,118	$61,102	$57,016	93.3%		$331,123	$145,802	$185,321	127.1%
Cost of goods sold	113,359	53,654	59,705	111.3%		299,902	132,721	167,181	126.0%
Gross profit	$4,759	$7,448	$(2,689)	(36.1%	)	$31,221	$13,081	$18,140	138.7%
Percentage of net sales	4.0%	12.2%				9.4%	9.0%

The increase in our net sales for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due to increased sales volume, which was partially offset by a decrease in our average sales price per gallon. For the three months ended September 30, 2007, total volume of ethanol sold increased by 27.3 million gallons, or 120.3%, to 50.0 million gallons as compared to 22.7 million gallons for the three months ended September 30, 2006. For the three months ended September 30, 2007, our average sales price of ethanol decreased by $0.35 per gallon, or 14.3%, to $2.11 per gallon for all gallons sold as a principal and an agent as compared to $2.46 per gallon for the three months ended September 30, 2006.  The substantial increase in sales volume is primarily due to commencement of ethanol production.  In the fourth quarter of 2006, we began producing ethanol and its co-products at our Madera facility and, based on our ownership interest in Front Range, began recording its net sales. Also, in September 2007, we began producing ethanol and its co-products at our Boardman facility. The production and sale of ethanol and its co-products at our Madera and Boardman facilities and through Front Range contributed an aggregate of $55,191,000 in net sales for the three months ended September 30, 2007, whereas there were no such sales during the three months ended September 30, 2006.

The decrease in our gross profit for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, both in dollars and as a percentage of net sales, is primarily due to a lower average sales price per gallon, as discussed above. We also marked our ethanol inventories at September 30, 2007 down from cost to our anticipated market price, which caused us to recognize a $1,162,000 charge to cost of goods sold. In addition, we recognized a loss of $1,610,000 related to derivative instruments, of which $83,000 was from a change in fair value of derivative instruments that will settle in future periods.

The increase in our net sales for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was due to increased sales volume. For the nine months ended September 30, 2007, total volume of ethanol sold increased by 70.4 million gallons, or 112.8%, to 132.8 million gallons as compared to 62.4 million gallons for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, our average sales price of ethanol decreased by $0.03 per gallon, or 1.3%, to $2.22 per gallon for all gallons sold as a principal and an agent as compared to $2.25 per gallon for the nine months ended September 30, 2006. The substantial increase in sales volume is due to additional volume sold to existing customers under our ethanol marketing agreements and new customers based on our increased ethanol production at our Madera and Boardman facilities and through Front Range. The production and sale of ethanol and its co-products at our Madera and Boardman facilities and through Front Range contributed an aggregate of $152,987,000 in sales for the nine months ended September 30, 2007, whereas there were no such sales during the nine months ended September 30, 2006.

The increase in our gross profit for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, both in dollars and as a percentage of net sales, is primarily due to the commencement of ethanol production at our Madera facility and the gross profit generated from Front Range. Ethanol production typically generates higher gross profit margins than ethanol marketing arrangements. This increase in gross profit was partially offset by a loss of $4,453,000 related to derivative instruments, of which $1,235,000 was from a change in fair value of derivative instruments that will settle in future periods.

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

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Variance in		September 30,		Variance in
	2007	2006	Dollars	Percent	2007	2006	Dollars	Percent
Selling, general and administrative expenses	$5,920	$5,548	$372	6.7%	$23,742	$13,291	$10,451	78.6%
Percentage of net sales	5.0%	9.1%			7.2%	9.1%

Selling, general and administrative expenses increased during the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, but decreased as a percentage of net sales during both periods in 2007.

The increase in selling, general and administrative expenses during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily due to an increase of $1,160,000 in employee wages and salaries related to the hiring of additional staff. These increases were partially offset by a $630,000 decrease in non-cash compensation expenses.

The increase in selling, general and administrative expenses during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to an increase of $3,075,000 of amortization of intangible assets associated with our acquisition of our 42% interest in Front Range, an increase of $4,316,000 in employee wages and salaries related to the hiring of additional staff, and an increase of $1,977,000 in consulting expenses.  These increases were partially offset by a $618,000 decrease in non-cash compensation expenses.

Our cost-control efforts are ongoing and we expect that over the near-term, our selling, general and administrative expenses will continue to decrease as a percentage of net sales as our net sales increase from the continued expansion of our marketing and production operations.

Other Income (Loss)

The following table presents our other income (loss) in dollars and our other income (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended						Nine Months Ended
	September 30,			Variance in			September 30,		Variance in
	2007		2006	Dollars	Percent		2007	2006	Dollars	Percent
Other income (loss), net	$(998)		$1,855	$(2,853)	(153.8%	)	$312	$3,171	$(2,859)	(90.2%	)
Percentage of net sales	(0.8%	)	3.0%				0.1%	2.2%

Other income (loss) decreased during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 primarily due to a decrease of $1,372,000 in interest income and an increased loss from ineffectiveness of interest rate hedges of $1,490,000. The decrease in interest income was due to lower average interest-earning cash balances.

Other income (loss) decreased during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily due to a decrease of $3,089,000 in interest-related expenses net of capitalized interest and a decrease in loss from ineffectiveness of interest rate hedges of $896,000, which were partially offset by an increase in other income of $450,000 and $748,000 in interest income due to higher average interest-earning cash balances.

Non-Controlling Interest in Variable Interest Entity

The following table presents the proportionate share of the non-controlling interest in Front Range, a variable interest entity, and this charge as a percentage of net sales (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	September 30,			Variance in		September 30,			Variance in
	2007		2006	Dollars	Percent	2007		2006	Dollars	Percent
Non-controlling interest in variable interest entity	$(2,683)		$—	$(2,863)	*	$(7,502)		$—	$(7,502)	*
Percentage of net sales	(2.3%	)	–%			(2.3%	)	–%
* Not meaningful

The non-controlling interest in variable interest entity relates to the consolidated treatment of Front Range, a variable interest entity, and represents the non-controlling interest of others in the earnings of Front Range.

Net Income (Loss)

The following table presents our net income (loss) in dollars and our net income (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended					Nine Months Ended
	September 30,			Variance in		September 30,		Variance in
	2007		2006	Dollars	Percent	2007	2006	Dollars	Percent
Net income (loss)	$(4,842)		$3,755	$(8,597)	228.9%	$289	$2,961	$2,672	90.2%
Percentage of net sales	(4.1%	)	6.1%			0.1%	2.0%

Net income (loss) decreased during the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, primarily due to the decrease in our gross profit margins and increased selling, general and administrative expenses over those same periods.

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

	Three Months Ended							Nine Months Ended
	September 30,				Variance in			September 30,				Variance in
	2007		2006		Dollars	Percent		2007		2006		Dollars	Percent
Preferred stock dividends	$(1,050)		$(1,050)		$—	—%		$(3,150)		$(1,948)		$(1,202)	61.7%
Percentage of net sales	(1.0%	)	(1.7%	)				(1.0%	)	(1.3%	)

Income (loss) available to common stock-holders	$(5,892)		$2,705		$(8,597)	(317.8%	)	$(2,861)		$(82,987)		$(80,126)	96.6%
Percentage of net sales	(5.0%	)	4.4%					(0.9%	)	(56.9%	)

For the three months ended September 30, 2007 and 2006, we declared cash dividends on shares of our Series A Preferred Stock in the aggregate amount of $1,050,000 and $1,050,000, respectively. For the nine months ended September 30, 2007 and 2006, we declared cash dividends on shares of our Series A Preferred Stock in the aggregate amount of $3,150,000 and $1,948,000, respectively. Shares of our Series A Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% per annum of the purchase price per share of the Series A Preferred Stock, or, at our option, these dividends may be paid in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock.

Liquidity and Capital Resources

Working Capital and Cash and Marketable Securities.  The following table presents working capital and cash and marketable securities (in thousands):

	September 30, 2007	December 31, 2006	Variance in Dollars
Working capital	$36,692	$99,482	$(62,790)

Cash and cash equivalents	$10,290	$44,053	$(33,763)
Investments in marketable securities	19,177	39,119	(19,942)
	$29,467	$83,172	$(53,705)

Change in Working Capital

Working capital decreased to $36,692,000 at September 30, 2007 from $99,482,000 at December 31, 2006 as a result of a decrease in current assets of $38,092,000 and an increase in current liabilities of $24,698,000.

Current assets decreased primarily due to net decreases in cash and cash equivalents and investments in marketable securities of $33,763,000 and $19,942,000, respectively, the proceeds of which were predominantly used for costs associated with the construction of ethanol production facilities, and a decrease in accounts receivable of $6,555,000, which were partially offset by an increase in inventory of $17,754,000, primarily resulting from an increase in ethanol held in inventory, and an increase in all other current assets of $4,414,000.

Current liabilities increased primarily due to an increase in accounts payable of $17,739,000, an increase in contract retentions of $6,193,000, an increase in derivative liabilities of $4,381,000, an increase in accrued liabilities of $692,000 and an increase in all other liabilities of $857,000, which were partially offset by a net decrease in other liabilities – related parties of $5,164,000.

The decrease in working capital was primarily due to an increase in accounts payable from our increased production activities at both our Madera and Boardman plants and plant construction costs.

Change in Cash and Cash Equivalents

Cash and cash equivalents decreased to $10,290,000 at September 30, 2007 from $44,053,000 at December 31, 2006 as a result of cash used in investing activities of $135,542,000 which was partially offset by cash provided by operating activities of $20,968,000 and cash provided by financing activities of $80,811,000.

Cash provided by operating activities of $20,968,000 resulted primarily from an increase in accounts payable and accrued expenses of $14,698,000, depreciation and amortization of intangibles of $12,816,000, non-controlling interest in our variable interest entity of $7,502,000 and a decrease in accounts receivable of $6,507,000, which were partially offset by an increase in inventories of $17,754,000 and other liabilities – related parties of $5,164,000.

Cash used in investing activities of $135,542,000 resulted from purchases of additional property and equipment of $137,046,000 and an increase in restricted cash designated for construction of $18,099,000, which were partially offset by proceeds from sales of marketable securities of $19,593,000.

Cash provided by financing activities of $80,811,000 resulted primarily from proceeds on debt financing of $87,500,000 and proceeds from lines of credit of $14,005,000, which were partially offset by cash paid for debt issuance costs of $10,063,000, principal payments paid on borrowings of $7,897,000 and preferred stock dividends paid of $2,100,000.

Other Assets and Liabilities.  The following table presents certain other assets and liabilities (in thousands):

	September 30, 2007	December 31, 2006	Variance in Dollars
Property and equipment, net	$383,342	$196,156	$187,186
Restricted cash	$42,949	$24,851	$18,098
Notes payable, net of current portion	$123,357	$28,970	$94,387

Changes in Other Assets and Liabilities

Property and equipment increased to $383,342,000 at September 30, 2007 from $196,156,000 at December 31, 2006 primarily as a result of the construction of ethanol plants.

Restricted cash increased to $42,949,000 at September 30, 2007 from $24,851,000 at December 31, 2006 as a result of the closing of our debt financing described below.  As our plants are built, and after we have made required equity contributions and met certain other requirements, some funds to pay construction costs are initially deposited in a restricted bank account from borrowings on our loan agreements and are then paid out to contractors as construction progresses.

Notes payable, net of current portion, increased to $123,357,000 at September 30, 2007 from $28,970,000 at December 31, 2006 primarily as a result of activities at our ethanol plants under construction. The proceeds from these notes payable were primarily from our debt financing arrangement described below.

Debt Financing.

On February 27, 2007, we closed a debt financing transaction in the aggregate amount of up to $325,000,000 through certain of our wholly-owned indirect subsidiaries, or Borrowers. The primary purpose of the debt financing, or Debt Financing, is to provide debt financing for the development, construction, installation, engineering, procurement, design, testing, start-up, operation and maintenance of five ethanol production facilities.  As of September 30, 2007, the outstanding balance under the Debt Financing was $92,500,000, comprised of $87,500,000 in construction loans and $5,000,000 in used lines of credit.

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

Borrowings and the Borrowers’ obligations under the Debt Financing are secured by a first-priority security interest in all of the equity interests in the Borrowers and substantially all the assets of the Borrowers. The security interests granted by the Borrowers under the Debt Financing restrict the assets and revenues of the Borrowers and therefore may inhibit our ability to obtain other debt financing. The Borrowers are subject to certain financial and other covenants, with which we believe they are in compliance as of September 30, 2007.

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

Line of Credit

In addition to the Debt Financing, in August 2007, we entered into an operating line of credit facility of up to $25,000,000, which expires in July 2009. As of September 30, 2007, we had $9,005,000 outstanding under this line of credit under two separate variable interest rates ranging from 6.48% to 7.25%.

Prospective Capital Needs.

We believe that current capital resources, revenues generated from operations and other existing sources of liquidity, including proceeds from our debt financing described above, will be adequate to meet our anticipated working capital and capital expenditure requirements to reach our goal of 220 million gallons of annual production capacity in 2008 from our completed Madera and Boardman facilities, our interest in Front Range and two additional facilities under construction in Stockton, California and Burley, Idaho.  We will need additional financing during the next twelve months to achieve other significant capital expenditure projects and other business objectives. We will also need additional financing to implement our planned expansion beyond 220 million gallons to 420 million gallons of annual production capacity in 2010.  If our capital requirements or cash flow vary materially and adversely from our current projections, if other adverse unforeseen circumstances occur or if we require a significant amount of cash to fund one or more future acquisitions, we will likely require additional financing beyond our existing requirements. Our failure to raise capital as and when needed will restrict our growth and may hinder our competitiveness.

Effects of Inflation

Inflation has not had a significant impact on our financial condition or results of operations or those of our operating subsidiaries.

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

Commodity Risk– Cash Flow Hedges

We use derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months to protect gross profit margins to reduce the potentially adverse effects of market volatility.

For the three months ended September 30, 2007, gains from ineffectiveness in the amount of $2,381,000 and an effective loss in the amount of $898,000 were recorded in cost of goods sold. For the three months ended September 30, 2006, losses from ineffectiveness in the amounts of $29,000 and $298,000 were recorded in cost of goods sold and other income, respectively, and an effective gain in the amount of $339,000 was recorded in net sales.

For the nine months ended September 30, 2007, gains from ineffectiveness in the amount of $3,894,000 and an effective loss in the amount of $2,008,000 were recorded in cost of goods sold. For the nine months ended September 30, 2006, losses from ineffectiveness in the amounts of $11,000 and $110,000 were recorded in cost of goods sold and other income, respectively, and an effective gain in the amount of $1,057,000 was recorded in net sales.

Amounts remaining in accumulated other comprehensive income (loss) will be reclassified to earnings upon the recognition of the related purchase or sale.  An accumulated other comprehensive gain in the amount of $151,000 associated with commodity cash flow hedges is expected to be recognized in income over the next twelve months.  The fair value notional balances remaining on these derivatives as of September 30, 2007 and December 31, 2006 were $15,157,000 and $11,588,000, respectively.

Commodity Risk– Non-Designated Derivatives

As part of our risk management strategy, we use forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively.  These derivatives are not designated under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for special hedge accounting treatment.  The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in earnings.  We recognized a loss of $3,092,000 (of which $1,526,000 is related to settled non-designated hedges) and $0 as the change in the fair value of these contracts for the three months ended September 30, 2007 and 2006, respectively.  We recognized a loss of $6,339,000 (of which $2,504,000 is related to settled non-designated hedges) and $0 as the change in the fair value of these contracts for the nine months ended September 30, 2007 and 2006, respectively.

We marked all of our derivative instruments to fair value at each period end, except for those derivative contracts which qualified for the normal purchase and sale exemption pursuant to SFAS No. 133. According to our designation of the derivatives, changes in the fair value of derivatives are reflected in net income or other comprehensive income.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) relative to derivatives for the nine months ended September 30, 2007 was as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*

Beginning balance, January 1, 2007	$461	$(265)
Net changes	(2,318)	(1,821)
Less: Amount reclassified to cost of goods sold	(2,008)	—
Less: Amount reclassified to other income (expense)	—	(125)
Ending balance, September 30, 2007	$151	$(1,961)
 —————
*Calculated on a pretax basis

The estimated fair values of our derivatives as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006

Commodity futures	$(1,570)	$329
Interest rate swaps	(2,649)	125
Total	$(4,219)	$454

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, who is also our Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2007 that our disclosure controls and procedures were effective at a reasonable assurance level.

Management concluded as of December 31, 2006 in our Annual Report on Form 10-K, or Annual Report, for the year then ended, that our internal control over financial reporting was not effective and identified seven material weaknesses in our internal control over financial reporting.  You should refer to management’s discussion under “Item 9A—Controls and Procedures” in our Annual Report for a complete description of the criteria applied by management and the factors based upon which management concluded that our internal control over financial reporting was not then effective.

Management’s evaluation and conclusions set forth above as to the quarterly period ended September 30, 2007 have not been audited by our independent registered public accounting firm.  Because of the possibility of changed circumstances between now and year-end, and because the testing of our internal control over financial reporting that will be required under Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our annual audit is more comprehensive and rigorous than the evaluation we performed, we cannot assure you that management and our independent registered public accounting firm will not identify material weaknesses in our internal control over financial reporting and conclude that our disclosure controls and procedures were not effective at a reasonable assurance level and that we did not maintain effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes during the most recently completed fiscal quarter that have materially affected or are reasonably likely to material affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Barry Spiegel – State Court Action

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

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment and (v) breach of fiduciary duty of disclosure. The amended complaint includes Pacific Ethanol as a defendant. The breach of fiduciary duty counts are alleged solely against the Individual Defendants and not Pacific Ethanol. On June 19, 2007, we filed a motion to dismiss the amended complaint. The Court denied the motion to dismiss the amended complaint by order dated July 31, 2007.  Mr. Spiegel, however, voluntarily dismissed without prejudice the case against Pacific Ethanol on August 27, 2007, and therefore we are no longer a party to the state action.

Barry Spiegel – Federal Court Action

On December 22, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848), or the Federal Court Action, against the Individual Defendants and us. The Federal Court Action relates to the Share Exchange Transaction and purports to state the following three counts: (i) violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and (iii) violation of Section 20(A) of the Exchange Act. The first two counts are alleged against the Individual Defendants and Pacific Ethanol and the third count is alleged solely against the Individual Defendants. Mr. Spiegel bases his claims on, among other things, allegations that the actions of the Individual Defendants and Pacific Ethanol in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel is seeking in excess of $15,000,000 in damages. Mr. Spiegel amended the Federal Court Action on February 9, 2007 and then sought to stay his own federal case, but the Motion was denied on July 17, 2007.  Mr. Spiegel filed his reply to our Motion to Dismiss and that Motion remains pending. We intend to vigorously defend the Federal Court Action.

Mercator Group, LLC

In 2003, we filed a lawsuit seeking damages in excess of $100,000,000 against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., the parent corporation of Presidion Solutions, Inc., or Presidion, (ii) Presidion’s investment bankers, Mercator Group, LLC, or Mercator, and various related and affiliated parties and (iii) Taurus Global LLC, or Taurus, (collectively referred to as the “Mercator Action”), alleging that these parties committed a number of wrongful acts, including, but not limited to tortiously interfering in a transaction between us and Presidion. In 2004, we dismissed this lawsuit without prejudice, which was filed in Florida state court. In January 2005, we refiled this action in the State of California, for a similar amount, as we believe that to be the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, we filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. Arbitration hearings have been scheduled to commence in July 2007. In April 2007, the arbitration proceedings were suspended due to non-payment of arbitration fees by Presidion and Taurus.  As a result of non-payment of arbitration fees, a default order was entered against Taurus by the Los Angeles Superior Court.  In July, 2007, we entered into a confidential settlement agreement with Presidion and its former officers.  On July 23, 2007, we dismissed Presidion from the arbitration. On July 23, 2007, Taurus filed a Voluntary Petition for Chapter 7 Bankruptcy in the United States District Court, Central District of California, Case Number SV07-12547 GM. We continue to prosecute the arbitration proceedings against Mercator. The arbitration hearings are presently scheduled to be held in February 2008. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing us in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and we will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

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

Unregistered Sales of Equity Securities

None.

Dividends

For the three and nine months ended September 30, 2007, we declared $1,050,000 and $3,150,000 in dividends on our Series A Preferred Stock, respectively.  We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future.  We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                 OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Separation Agreement dated July 19, 2007 between Pacific Ethanol, Inc. and Douglas Jeffries (*)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)
____________________
(*)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for July 18, 2007 (File No. 021467) filed with the Securities and Exchange Commission on July 23, 2007.
(**)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: November 9, 2007	By: /S/ JOHN T. MILLER
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