Form 10-K
period 2007-12-31
Pacific Ethanol, Inc.
filed 2008-03-27
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21467
PACIFIC ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2170618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 403-2123

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $475.0 million as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 24, 2008 was 40,674,464.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference certain information from the registrant’s proxy statement (the “Proxy Statement”) for the 2008 Annual Meeting of Stockholders to be filed on or before April 30, 2008.

TABLE OF CONTENTS
		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors.	13
Item 1B.	Unresolved Staff Comments.	23
Item 2.	Properties.	24
Item 3.	Legal Proceedings.	24
Item 4.	Submission of Matters to a Vote of Security Holders.	26

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	26
Item 6.	Selected Financial Data.	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	34
Item 8.	Financial Statements and Supplementary Data.	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	51
Item 9A.	Controls and Procedures	51
Item 9A(T)	Controls and Procedures	57
Item 9B.	Other Information.	38

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13.	Certain Relationships and Related Transactions, and Director Independence	57
Item 14.	Principal Accounting Fees and Services	57

PART IV

Item 15.	Exhibits, Financial Statement Schedules	57

Index to Financial Statements		F-1
Index to Exhibits
Signatures
Exhibits Filed With This Report

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; our success in pending litigation; the demand for ethanol and its co-products; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

Item 1.	Business.

Overview

Our primary goal is to be the leading marketer and producer of low carbon renewable fuels in the Western United States.

We produce and sell ethanol and its co-products and provide transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado and Idaho. We have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States.

Our customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. We supply ethanol to our customers either from our own ethanol production facilities located within the regions we serve, or with ethanol procured in bulk from other producers. In some cases, we have marketing agreements with ethanol producers to market all of the output of their facilities. Additionally, we have customers who purchase our co-products for animal feed and other uses.

We own and operate two ethanol production facilities located in Madera, California and Boardman, Oregon. Our Madera facility has an annual production capacity of up to 40 million gallons and has been in operation since October 2006. Our Boardman facility has an annual production capacity of up to 40 million gallons and has been in operation since September 2007. In addition, we own a 42% interest in Front Range Energy, LLC, or Front Range, which owns and operates an ethanol production facility with annual production capacity of up to 50 million gallons in Windsor, Colorado. We have two additional ethanol production facilities under construction, in Burley, Idaho and Stockton, California, which are expected to commence operations in the second and third quarters of 2008, respectively. We also intend to either construct or acquire additional ethanol production facilities as financial resources and business prospects make the construction or acquisition of these facilities advisable. See “—Production Facilities.”

Total annual gasoline consumption in the United States is approximately 140 billion gallons. Total annual ethanol consumption represented less than 5% of this amount in 2007. We believe that the domestic ethanol industry has substantial potential for growth to initially reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol annually and thereafter up to 36 billion gallons of ethanol annually under the new national Renewable Fuel Standards, or RFS, by 2022. See “—Governmental Regulation.”

We intend to reach our goal to be the leading marketer and producer of low carbon renewable fuels in the Western United States in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol, by expanding our relationships with animal feed distributors and end users to build local markets for wet distillers grains, or WDG, the primary co-product of our ethanol production, and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and transportation fuel. In addition, we intend to expand our annual production capacity to 220 million gallons in 2008, upon completion of our facilities in Burley, Idaho and Stockton, California, and to 420 million gallons of annual production capacity in 2010, through new construction or acquisition of additional ethanol production facilities. We also intend to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

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

Competitive Strengths

We believe that our competitive strengths include the following:

• Our customer and supplier relationships. We have developed extensive business relationships with our customers and suppliers. In particular, we have developed extensive business relationships with major and independent un-branded gasoline suppliers who collectively control the majority of all gasoline sales in California and other Western states. In addition, we have developed extensive business relationships with ethanol and grain suppliers throughout the Western and Midwestern United States.

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

• Our strategic locations. We believe that our focus on developing and acquiring ethanol production facilities in markets where local characteristics create the opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities provides us with competitive advantages, including transportation cost, delivery timing and logistical advantages as well as higher margins associated with the local sale of WDG and other co-products.

• Our modern technologies. Our existing production facilities use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies in order to achieve lower operating costs and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels. We expect to implement these technologies in new production facilities currently under development and other planned production facilities.

• Our experienced management. Neil M. Koehler, our President and Chief Executive Officer, has over 20 years of experience in the ethanol production, sales and marketing industry. Mr. Koehler is the Director of the California Renewable Fuels Partnership, a Director of the Renewable Fuels Association, or RFA, and is a frequent speaker on the issue of renewable fuels and ethanol marketing and production. In addition to Mr. Koehler, we have seasoned managers with many years of experience in the ethanol, fuel, energy, construction and feed industries, leading our various departments. We believe that the experience of our management over the past two decades and our ethanol marketing operations have enabled us to establish valuable relationships in the ethanol industry and understand the business of marketing and producing ethanol.

We believe that these advantages will allow us to capture an increasing share of the total market for ethanol and its co-products and earn favorable margins on ethanol and its co-products that we market as well as ethanol that we produce.

Business and Growth Strategy

Our primary goal is to be the leading marketer and producer of low carbon renewable fuels in the Western United States. Key elements of our business and growth strategy to achieve this objective include:

• Expand ethanol marketing revenues, ethanol markets and distribution infrastructure. We plan to increase our ethanol marketing revenues by expanding our relationships with third-party ethanol producers to market higher volumes of ethanol throughout the Western United States. In addition, we plan to expand relationships with animal feed distributors and dairy operators to build local markets for WDG. We also plan to expand the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and ultimately as a primary transportation fuel. In addition, we plan to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

• Add production capacity to meet expected future demand for ethanol. We are developing additional ethanol production facilities to meet the expected future demand for ethanol. We are also exploring opportunities to add production capacity through strategic acquisitions of existing or pending ethanol production facilities that meet our cost and location criteria. We intend to expand our annual production capacity to 220 million gallons in 2008, upon completion of our facilities under construction in Burley and Stockton and to 420 million gallons of annual production capacity in 2010 through new construction or acquisition of additional ethanol production facilities.

• Focus on cost efficiencies. We plan to develop or acquire ethanol production facilities in markets where local characteristics create the opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities. We believe a combination of factors will enable us to achieve this cost advantage, including:

o
Locations near fuel blending facilities will enable lower ethanol transportation costs and enjoy timing and logistical advantages over competing locations which require ethanol to be shipped over much longer distances.

o	Locations adjacent to major rail lines will enable the efficient delivery of corn in large unit trains from major corn-producing regions.

o	Locations near large concentrations of dairy and/or beef cattle will enable delivery of WDG over short distances without the need for costly drying processes.

In addition to these location-related efficiencies, we plan to incorporate advanced design elements into our new production facilities to take advantage of state-of-the-art technical and operational efficiencies.

• Explore new technologies and renewable fuels. We are evaluating a number of technologies that may increase the efficiency of our ethanol production facilities and reduce our use of carbon-based fuels. In addition, we are exploring the feasibility of using different and potentially abundant and cost-effective feedstocks, such as cellulosic plant biomass, to supplement corn as the basic raw material used in the production of ethanol. On January 29, 2008, the Department of Energy included us in a matching award of $24.3 million to build the first cellulosic ethanol demonstration plant in the Northwest United States.

• Employ risk mitigation strategies. We seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price contracts with our suppliers, as well as, entering into derivative instruments to fix or establish a range of corn and natural gas prices. To mitigate ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks associated with index-price contracts by selling exchange-traded unleaded gasoline futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins.

• Evaluate and pursue acquisition opportunities. We intend to evaluate and pursue opportunities to acquire additional ethanol production, storage and distribution facilities and related infrastructure as financial resources and business prospects make the acquisition of these facilities advisable. In addition, we may also seek to acquire facility sites under development.

Industry Overview and Market Opportunity

Overview of Ethanol Market

The primary applications for fuel-grade ethanol in the United States include:

• Octane enhancer. On average, regular unleaded gasoline has an octane rating of 87 and premium unleaded has an octane rating of 91. In contrast, pure ethanol has an average octane rating of 113. Adding ethanol to gasoline enables refiners to produce greater quantities of lower octane blend stock with an octane rating of less than 87 before blending. In addition, ethanol is commonly added to finished regular grade gasoline as a means of producing higher octane mid-grade and premium gasoline.

• Renewable fuels. Ethanol is blended with gasoline in order to enable gasoline refiners to comply with a variety of governmental programs, in particular, the national RFS designed to promote alternatives to fossil fuels. See “—Governmental Regulation.”

• Fuel blending. In addition to its performance and environmental benefits, ethanol is used to extend fuel supplies. As the need for automotive fuel in the United States increases and the dependence on foreign crude oil and refined products grows, the United States is increasingly seeking domestic sources of fuel. Much of the ethanol blending throughout the United States is done for the purpose of extending the volume of fuel sold at the gasoline pump. Furthermore, conditions in Brazil, where ethanol accounts for 40% of all vehicle fuels and is sold in blends with gasoline ranging from 25% to 100%, suggest that ethanol could capture a much greater portion of the United States market in the future.

The ethanol fuel industry is greatly dependent upon tax policies and environmental regulations that favor the use of ethanol in motor fuel blends in the United States. See “—Governmental Regulation.” Ethanol blends have been either wholly or partially exempt from the federal excise tax on gasoline since 1978. The current federal excise tax on gasoline is $0.184 per gallon and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.51 per gallon tax credit for each gallon of ethanol used in the mixture. Federal law also requires the sale of oxygenated fuels in certain carbon monoxide non-attainment Metropolitan Statistical Areas, or MSAs, during at least four winter months, typically November through February.

In addition, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The prior national RFS mandated the use of 5.4 billion gallons of renewable fuels in 2008, which was to rise incrementally and peak at 7.5 billion gallons by 2012. The new national RFS significantly increases the mandated use of renewable fuels to 9.0 billion gallons in 2008, which is to rise incrementally and peak at 36.0 billion gallons by 2022. The new national RFS mandates for renewable fuel use increase each year, with corn-based or “conventional” ethanol reaching a peak of 15.0 billion gallons by 2015. Beginning in 2016, increases in the new national RFS targets must be met with advanced biofuels, defined as cellulosic ethanol and other biofuels derived from feedstock other than corn starch. We believe that these increases will bolster demand for ethanol.

In January 2007, California’s Governor signed an executive order directing the California Air Resource Board to implement a Low Carbon Fuels Standard for transportation fuels. The Governor’s office estimates that the standard will have the effect of increasing current renewable fuels use in California by three to five times by 2020. The State of Oregon implemented a state-wide renewable fuels standard effective January 2008. This standard requires a 10% ethanol blend in every gallon of gasoline and is expected to cause the use of approximately 160 million gallons of ethanol per year in Oregon.

We believe that the domestic ethanol industry produced approximately 6.5 billion gallons of ethanol in 2007, an increase of approximately 33% from the approximately 4.9 billion gallons of ethanol produced in 2006. We believe that the ethanol market in California alone consumed approximately 1.0 billion gallons in 2007, representing approximately 15% of the national market. However, the Western United States has relatively few ethanol plants and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol cannot be shipped in these pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks.

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

Total annual gasoline consumption in the United States is approximately 140 billion gallons and total annual ethanol consumption represented less than 5% of this amount in 2007. We believe that the domestic ethanol industry has substantial potential for growth to initially reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol annually and thereafter up to 36 billion gallons of ethanol annually required under the new national RFS by 2022.

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

Successful and profitable delivery of DDGS from the Midwest faces a number of challenges, including product inconsistency, handling difficulty and lower feed values. All of these challenges are mitigated with a consistent supply of WDG from a local plant. DDGS delivered via rail from the Midwest undergoes an intense drying process and exposure to extreme heat at the production facility and in the railcars, during which various nutrients are burned off which reduces the nutritional composition of the final product. In addition, DDGS shipped via rail can take as long as two weeks to be delivered to the Western United States, and scheduling errors or rail yard mishaps can extend delivery time even further. DDGS tends to solidify and set in place as it sits in a rail car and thus expedient delivery is important. After solidifying and setting in place, DDGS becomes very difficult and thus expensive to unload. During the summer, rail cars typically take a full day to unload but can take longer. Also, DDGS shipped from the Midwest can be inconsistent because some Midwest producers use a variety of feedstocks depending on the availability and price of competing crops. Corn, milo sorghum, barley and wheat are all common feedstocks used for the production of ethanol but lead to significant variability in the nutritional composition of distillers grains. Dairies depend on rations that are calculated with precision and a subtle difference in the makeup of a key ingredient can significantly affect bovine milk production. By not drying the distillers grains and by shipping WDG locally, we believe that we will be able to preserve the feed integrity of these grains.

Historically, the market price for distillers grains has been stable in comparison to the market price for ethanol. We believe that the market price of DDGS is determined by a number of factors, including the market value of corn, soybean meal and other competitive ingredients, the performance or value of DDGS in a particular feed formulation and general market forces of supply and demand. We also believe that nationwide, the market price of distillers grains historically has been influenced by producers of distilled spirits and more recently by the large corn dry-millers that operate fuel ethanol plants. The market price of distillers grains is also often influenced by nutritional models that calculate the feed value of distillers grains by nutritional content.

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

During 2007, 2006 and 2005, we produced or purchased from third parties and resold an aggregate of approximately 191 million, 102 million and 67 million gallons of fuel-grade ethanol to approximately 61 customers, 60 customers and 27 customers, respectively. Sales to our two largest customers in 2007 represented approximately 32% of our net sales. Sales to our two largest customers in 2006 represented approximately 25% of our net sales. Sales to our three largest customers in 2005 represented approximately 39% of our net sales. Customers who accounted for 10% or more of our net sales in 2007 were Chevron Products USA and Valero Marketing. Customers who accounted for 10% or more of our net sales in 2006 were New West Petroleum and Chevron Products USA. Customers who accounted for 10% or more of our net sales in 2005 were New West Petroleum, Chevron Products USA and Southern Counties Oil Co. Sales to each of our other customers represented less than 10% of our net sales in each of 2007, 2006 and 2005.

Most of the major metropolitan areas in the Western United States have fuel terminals served by rail, but other major metropolitan areas and more remote smaller cities and rural areas do not. We believe that we have a competitive advantage due to our experience in marketing to the segment of customers in major metropolitan and rural markets in the Western United States. We manage the complicated logistics of shipping ethanol purchased from third-parties from the Midwest by rail to intermediate storage locations throughout the Western United States and trucking the ethanol from these storage locations to blending racks where the ethanol is blended with gasoline. We believe that by establishing an efficient service for truck deliveries to these more remote locations, we have differentiated ourselves from our competitors, which has resulted in increased sales and higher margins. In addition, by producing ethanol in the Western United States, we believe that we will benefit from our ability to increase spot sales of ethanol from this additional supply following ethanol price spikes caused from time to time by rail delays in delivering ethanol from the Midwest to the Western United States. In addition to producing ethanol, we produce ethanol co-products such as WDG. We endeavor to position WDG as the protein feed of choice for cattle based on its nutritional composition, consistency of quality and delivery, ease of handling and its mixing ability with other feed ingredients. We expect to be one of the few WDG producers with production facilities located in the Western United States and we primarily sell our WDG to dairy farmers in close proximity to our ethanol production facilities.

Suppliers

Our marketing operations are dependent upon various producers of fuel-grade ethanol for our ethanol supplies. In addition, we provide ethanol transportation, storage and delivery services through third-party service providers with whom we have contracted to receive ethanol at agreed upon locations from our suppliers and to store and/or deliver the ethanol to agreed upon locations on behalf of our customers. These contracts generally run from year-to-year, subject to termination by either party upon advance written notice before the end of the then-current annual term. We also transport ethanol with our own fleet of railcars, which we intend to expand to support the continuing growth of our business.

During 2007, 2006 and 2005, we purchased an aggregate of approximately 99 million, 88 million and 67 million gallons of fuel-grade ethanol from approximately 33 suppliers, 22 suppliers and 15 suppliers, respectively. Purchases from our four largest ethanol suppliers in 2007 represented approximately 68% of our total ethanol purchases. Purchases from our three largest ethanol suppliers in 2006 represented approximately 50% of our total ethanol purchases. Purchases from our three largest ethanol suppliers in 2005 represented approximately 59% of our total ethanol purchases. Purchases from each of our other suppliers represented less than 10% of total ethanol purchases in 2007, 2006 and 2005.

Our ethanol production operations are dependent upon various raw materials suppliers, including suppliers of corn, natural gas, electricity and water. The cost of corn is the most important variable cost associated with the production of ethanol. An ethanol plant must be able to efficiently ship corn from the Midwest via rail and cheaply and reliably truck ethanol to local markets. We believe that our existing and planned grain receiving facilities at our current and planned ethanol plants are or will be some of the most efficient grain receiving facilities in the United States. We source corn using standard contracts, such as spot purchases, forward purchases and basis contracts. We seek to limit our exposure to raw material price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and other raw materials futures contracts. In addition, to help protect against supply disruptions, we typically maintain inventories of corn at each of our facilities.

Production Facilities

The table below provides an overview of our existing ethanol production facilities and our facilities under construction.
	Madera Facility	Front Range Facility(1)	Boardman Facility	Magic Valley Facility(2)	Stockton Facility(2)
Location	Madera, CA	Windsor, CO	Boardman, OR	Burley, ID	Stockton, CA
Quarter/Year completed or scheduled to be completed	4th Qtr., 2006	2nd Qtr., 2006	3rd Qtr., 2007	2nd Qtr., 2008	3rd Qtr., 2008
Annual design basis ethanol production capacity (in millions of gallons)	35	40	35	50	50
Approximate maximum annual ethanol production capacity (in millions of gallons)	40	50	40	60	60
Ownership	100%	42%	100%	100%	100%
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas	Natural Gas
Estimated annual WDG production capacity (in thousands of tons)	293	335	293	418	418
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

Potential Future Facilities and Expansions

We intend to expand our production capacity to 220 million gallons of annual production capacity in 2008 upon completion of our facilities in Burley and Stockton and to 420 million gallons of annual production capacity in 2010, through new construction or acquisition of additional ethanol production facilities. In 2007, we began development of an ethanol production facility in the Imperial Valley near Calipatria, California; however, construction has been suspended until market conditions improve and we are able to obtain adequate financing. We will determine whether additional sites are suitable for construction of ethanol production facilities in the future. We intend to evaluate and pursue opportunities to acquire additional ethanol production, storage and distribution facilities and related infrastructure currently in operation as financial resources and business prospects make the acquisition of these facilities advisable. In addition, we may also seek to acquire facility sites under development. We are also investigating the feasibility of expanding one or more existing facilities to significantly increase production capacity. Such an expansion would entail constructing additional structures and systems adjacent to an existing facility and integrating certain processes.

Marketing Arrangements

We have exclusive agreements with third-party ethanol producers, including Phoenix Bio-Industries, LLC, a subsidiary of Altra Inc., and Front Range, the latter of which we are a minority owner, to market and sell their entire ethanol production volumes. Phoenix Bio-Industries, LLC owns and operates an ethanol production facility in Goshen, California with annual nameplate production capacity of 25 million gallons. Front Range owns and operates an ethanol production facility in Windsor, Colorado with annual production capacity of up to 50 million gallons. We also have an exclusive agreement to market and sell WDG produced at the facility owned by Front Range. We intend to evaluate and pursue opportunities to enter into marketing arrangements with other ethanol producers as business prospects make these marketing arrangements advisable.

Competition

We operate in the highly competitive ethanol marketing and production industry. The largest ethanol producer in the United States is ADM, with wet and dry mill plants in the Midwest and a total production capacity of about 1.1 billion gallons per year, or approximately 17% of total United States ethanol production in 2007. According to the RFA, there are approximately 134 ethanol plants currently operating with a combined annual production capacity of approximately 7.2 billion gallons. In addition, we believe that approximately 50 new ethanol plants or expansions of existing plants are currently under construction with an estimated combined future annual production capacity of approximately 4.4 billion gallons. We believe that most of the growth in ethanol production over the last ten years has been by farmer-owned cooperatives that have commenced or expanded ethanol production as a strategy for enhancing demand for corn and adding value through processing. We believe that many smaller ethanol plants rely on marketing groups such as Ethanol Products, Aventine Renewable Energy, Inc. and Renewable Products Marketing Group LLC to move their product to market. We believe that, because ethanol is a commodity, many of the Midwest ethanol producers can target the Western United States, though ethanol producers further west in states such as Nebraska and Kansas often enjoy delivery cost advantages.

We believe that our competitive strengths include our strategic locations in the Western United States, our extensive ethanol distribution network, our extensive customer and supplier relationships, our use of modern technologies at our production facilities and our experienced management. We believe that these advantages will allow us to capture an increasing share of the total market for ethanol and its co-products and earn favorable margins on ethanol and its co-products that we produce.

Our strategic focus on particular geographic locations designed to exploit cost efficiencies may nevertheless result in higher than expected costs as a result of more expensive raw materials and related shipping costs, such as corn, which generally must be transported from the Midwest. If the costs of producing and shipping ethanol and its co-products over short distances is not advantageous relative to the costs of obtaining raw materials from the Midwest, then the planned benefits of our strategic locations may not be realized.

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

Oxygenated Fuels Program

Federal law requires the sale of oxygenated fuels in certain carbon monoxide non-attainment MSAs during at least four winter months, typically November through February. Any additional MSAs not in compliance for a period of two consecutive years in subsequent years may also be included in the program. The Environmental Protection Agency, or EPA, Administrator is afforded flexibility in requiring a shorter or longer period of use depending upon available supplies of oxygenated fuels or the level of non-attainment. This law currently affects the Los Angeles area, where over 150 million gallons of ethanol are blended with gasoline each winter.

Reformulated Gasoline Program

The Clean Air Act Amendments of 1990 established special standards effective January 1, 1995 for the most polluted ozone non-attainment areas: Los Angeles Area, Baltimore, Chicago Area, Houston Area, Milwaukee Area, New York City Area, Hartford, Philadelphia Area and San Diego, with provisions to add other areas in the future if conditions warrant. California’s San Joaquin Valley, the location of our Madera facility, was added in 2002. At the outset of the RFG program there were a total of 96 MSAs not in compliance with clean air standards for ozone, which represents approximately 60% of the national market.

The RFG program also includes a provision that allows individual states to “opt into” the federal program by request of the governor, to adopt standards promulgated by California that are stricter than federal standards, or to offer alternative programs designed to reduce ozone levels. Nearly all of the Northeast and middle Atlantic areas from Washington, D.C. to Boston not under the federal mandate have “opted into” the federal standards.

These state mandates in recent years have created a variety of gasoline grades to meet different regional environmental requirements. The RFG program accounts for about 30% of nationwide gasoline consumption. California refiners blend a minimum of 2.0% oxygen by weight, which is the equivalent of 5.7% ethanol in every gallon of gasoline, or roughly 1.0 billion gallons of ethanol per year in California alone.

National Energy Legislation

In addition, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The prior national RFS mandated the use of 5.4 billion gallons of renewable fuels in 2008, which was to rise incrementally and peak at 7.5 billion gallons by 2012. The new national RFS significantly increases the mandated use of renewable fuels to 9.0 billion gallons in 2008, which is to rise incrementally and peak at 36.0 billion gallons by 2022. The new national RFS mandates for renewable fuel use increase each year, with corn-based or “conventional” ethanol reaching a peak of 15.0 billion gallons by 2015. Beginning in 2016, increases in the new national RFS targets must be met with advanced biofuels, defined as cellulosic ethanol and other biofuels derived from feedstock other than corn starch.

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

In January 2007, California’s Governor signed an executive order directing the California Air Resource Board to implement a Low Carbon Fuels Standard for transportation fuels. The Governor’s office estimates that the standard will have the effect of increasing current renewable fuels use in California by three to five times by 2020.

The State of Oregon implemented a state-wide renewable fuels standard effective January 2008. This standard requires a 10% ethanol blend in every gallon of gasoline and is expected to cause the use of approximately 160 million gallons of ethanol per year in Oregon.

Additional Environmental Regulations

In addition to the governmental regulations applicable to the ethanol marketing and production industries described above, our business is subject to additional federal, state and local environmental regulations, including regulations established by the EPA, the California Air Quality Management District, the San Joaquin Valley Air Pollution Control District and the California Air Resources Board. We cannot predict the manner or extent to which these regulations will harm or help our business or the ethanol production and marketing industry in general.

Employees

As of March 24, 2008, we employed approximately 220 persons on a full-time basis, including through our subsidiaries. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees who are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 1A.	Risk Factors.

Risks Related to our Business

We have incurred significant losses and negative operating cash flow in the past and we may incur significant losses and negative operating cash flow in the future. Continued losses and negative operating cash flow may hamper our operations and prevent us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For the years ended December 31, 2007, 2006 and 2005, we incurred net losses of approximately $14.4 million, $142,000 and $9.9 million, respectively. For the year ended December 31, 2006, we incurred negative operating cash flow of approximately $8.1 million. We expect to rely on cash on hand, cash, if any, generated from our operations and cash, if any, generated from our future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and prevent us from expanding our business. Continued losses and negative operating cash flow are also likely to make our capital raising needs more acute while limiting our ability to raise additional financing on satisfactory terms.

Various factors could result in inadequate working capital to fully fund our operations or meet our capital expenditure requirements, or both.

If ethanol production margins deteriorate from current levels, if we experience additional cost overruns at our ethanol production facilities under construction, if our capital requirements or cash flows otherwise vary materially and adversely from our current projections, or if other adverse unforeseen circumstances occur, our working capital may be inadequate to fully fund our operations or meet our capital expenditure requirements, or both, which may have a material adverse effect on our results of operations, liquidity and cash flows and may restrict our growth and hinder our ability to compete.

We are seeking additional financing and may be unable to obtain this financing on a timely basis, in sufficient amounts, on terms acceptable to us or at all. Any financing we are able to obtain may require us to accept financing on burdensome terms that may cause significant dilution to our stockholders and impose onerous financial restrictions on our business.

We are seeking substantial additional financing. Deteriorating global economic and debt and equity market conditions may cause prolonged declines in lender and investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts, on terms acceptable to us or at all. Any equity financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants could have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new financing may be impaired. In addition, any prospective debt or equity financing transaction will be subject to the negotiation of definitive documents and any closing under those documents will be subject to the satisfaction of numerous conditions, many of which could be beyond our control. We may be unable to obtain additional financing from one or more lenders or equity investors, or if funding is available, it may be available only on burdensome terms that may cause significant dilution to our stockholders and impose onerous financial restrictions on our business.

Increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. Domestic ethanol production capacity has increased steadily from an annualized rate of 1.7 billion gallons per year in January 1999 to 7.2 billion gallons per year according to the RFA. In addition, we believe that a significant amount of ethanol production capacity—approximately 4.4 billion gallons per year—is currently under construction. This production capacity is being added to address anticipated increases in demand, including from increased volume requirements under the Energy Independence and Security Act of 2007. See “Business—Governmental Regulation.” However, increases in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. Increased ethanol production could also have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products generated from ethanol production, such as WDG. Those increased supplies could lead to lower prices for those co-products. Also, increased ethanol production could result in increased demand for corn. Increased demand for corn could cause higher corn prices, resulting in higher ethanol production costs and lower profit margins. We believe that significantly higher corn prices and lower profit margins throughout 2007 were predominantly caused by increased demand for corn resulting from increased ethanol production. Accordingly, increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

The raw materials and energy necessary to produce ethanol may be unavailable or may increase in price, adversely affecting our business, results of operations and financial condition.

The principal raw material we use to produce ethanol and its co-products is corn. Changes in the price of corn can significantly affect our business. In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true since market conditions generally do not allow us to pass along increased corn prices to our customers because the price of ethanol is primarily determined by other factors, such as the supply of ethanol and the price of oil and gasoline. At certain levels, corn prices may even make ethanol production uneconomical depending on the prevailing price of ethanol.

The price of corn is influenced by general economic, market and regulatory factors. These factors include weather conditions, crop conditions and yields, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. The significance and relative impact of these factors on the price of corn is difficult to predict. Any event that tends to negatively impact the supply of corn will tend to increase prices and potentially harm our business. Average corn prices as measured by the Chicago Board of Trade increased 44% from 2006 to 2007. The United States Department of Agriculture’s December 2007 crop report estimated that corn bought by ethanol plants will represent approximately 22% of the 2007/2008 crop year’s total corn supply, up from 17% in the prior crop year. We believe that significantly higher corn costs and lower profit margins throughout 2007 were substantially caused by increased demand for corn resulting from increased ethanol production. Additional increases in ethanol production could further boost demand for corn and result in further increases in corn prices.

Our business also depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at our production facilities and other considerations related to production efficiencies, we depend on just-in-time delivery of corn. The production of ethanol also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. The prices of electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our facilities will need or may not be able to supply those resources on acceptable terms. Any disruptions in the ethanol production infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy and may require us to halt production which could have a material adverse effect on our business, results of operations and financial condition.

Numerous factors may prevent us from implementing our planned expansion strategy.

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

We will need substantial additional financing to achieve our business objectives and we may not have access to the funding required for the expansion of our business or funding may not be available to us on acceptable terms. We plan to fund the expansion of our business with additional debt and equity financing. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings. In addition, we are planning the financing of our expansion strategy and we are initially using our existing cash to implement this strategy based on the belief that we can secure additional debt and equity financing in the future in order to complete our expansion. If we are unable to secure this debt and equity financing, we may suffer from an acute lack of capital resources, our planned expansion strategy may be less successful than if we had planned solely on using our existing cash to finance our expansion, and our business and prospects may be materially and adversely affected.

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

Our construction costs may also increase to levels that would make a new production facility too expensive to complete or unprofitable to operate. We do not have any fixed-price construction contracts and we have experienced significant cost-overruns in the past and may experience additional cost-overruns in the future. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations at our facilities as expected.

Rapid growth may impose a significant burden on our administrative and operational resources. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so.

We engage in hedging transactions and other risk mitigation strategies that could harm our results of operations.

In an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, we often enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn or natural gas requirements on a forward basis. In addition, we engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. We also engage in hedging transactions involving interest rate swaps related to our debt financing activities, the financial statement impact of which is dependent upon, among other things, fluctuations in prevailing interest rates. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position for a physical commodity is often settled in the same time frame as the physical commodity is either purchased or sold. Certain hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. We also vary the amount of hedging or other risk mitigation strategies we undertake, and from time to time we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial position may be adversely affected by fluctuations in the price of corn, natural gas, ethanol, unleaded gasoline and prevailing interest rates.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, our average sales price of ethanol in 2007 declined by approximately 6% from our 2006 average sales price per gallon, but increased 37% in 2006 from our 2005 average sales price per gallon. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

We have identified two material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting. We have identified the following two material weaknesses in our internal control over financial reporting that existed as of December 31, 2007:  (i) we did not have adequate internal control over our accrual of construction-related costs for our ethanol production facilities; and (ii) we did not exercise oversight of our personnel or their actions in a manner reasonably calculated to ensure compliance under the Credit Agreement governing our credit facility. See “Controls and Procedures.”

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Operational difficulties at our production facilities could negatively impact our sales volumes and could cause us to incur substantial losses.

Our operations are subject to labor disruptions, unscheduled downtime and other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.

Moreover, our plants may not operate as planned or expected. All of our plants are designed to operate at or above a certain production capacity. The operation of our plants is and will be, however, subject to various uncertainties. As a result, our plants may not produce ethanol and WDG at the levels we expect. In the event any of our plants do not run at their expected capacity levels, our business, results of operations and financial condition may be materially and adversely affected.

The United States ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in such legislation or regulation could have a material adverse effect on our results of operations and financial condition.

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

Waivers or repeal of the national RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations.

Shortly after passage of the Energy Independence and Security Act of 2007, which increased the minimum mandated required usage of ethanol, a Congressional sub-committee held hearings on the potential impact of the new national RFS on commodity prices. While no action was taken by the sub-committee towards repeal of the new national RFS, any attempt by Congress to re-visit, repeal or grant waivers of the new national RFS could adversely affect demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

While the Energy Independence and Security Act of 2007 imposes the national RFS, it does not mandate only the use of ethanol.

The Energy Independence and Security Act of 2007 imposes the national RFS, but does not mandate only the use of ethanol.  While the RFA expects that ethanol should account for the largest share of renewable fuels produced and consumed under the national RFS, the national RFS is not limited to ethanol and also includes biodiesel and any other liquid fuel produced from biomass or biogas.

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

The ethanol production and marketing industry is extremely competitive. Many of our significant competitors in the ethanol production and marketing industry, such as ADM, Cargill, Inc., VeraSun Energy Corporation, Aventine Renewable Energy, Inc. and Abengoa Bioenergy Corp., have substantially greater production and financial resources than we do. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Successful competition will require a continued high level of investment in marketing and customer service and support. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability. Even if sufficient funds are available, we may not be able to make the modifications and improvements necessary to successfully compete.

We also face increasing competition from international suppliers. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that are generally substantially lower than ours. Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to compete effectively, which could adversely affect our results of operations and financial condition.

In addition, some of our suppliers are potential competitors and, especially if the price of ethanol reaches historically high levels, they may seek to capture additional profits by circumventing our marketing services in favor of selling directly to our customers. If one or more of our major suppliers, or numerous smaller suppliers, circumvent our marketing services, our sales and profitability may decline.

The high concentration of our sales within the ethanol marketing and production industry could result in a significant reduction in sales and negatively affect our profitability if demand for ethanol declines.

We expect to be completely focused on the marketing and production of ethanol and its co-products for the foreseeable future. We may be unable to shift our business focus away from the marketing and production of ethanol to other renewable fuels or competing products. Accordingly, an industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol. A downturn in the demand for ethanol would likely materially and adversely affect our sales and profitability.

We produce and sell our own ethanol but also depend on a small number of third-party suppliers for a significant portion of the ethanol that we sell. If any of these suppliers does not continue to supply us with ethanol in adequate amounts, we may be unable to satisfy the demands of our customers and our sales, profitability and relationships with our customers will be adversely affected.

We produce and sell our own ethanol but also depend on a small number of third-party suppliers for a significant portion of the ethanol that we sell. Our largest third-party ethanol suppliers, each of whom accounted for 10% or more of total ethanol purchases, represented approximately 68% and 50% of the total ethanol we purchased during 2007 and 2006, respectively. We expect to continue to depend for the foreseeable future upon a small number of third-party suppliers for a significant portion of the ethanol that we sell. Our third-party suppliers are primarily located in the Midwestern United States. The delivery of ethanol from these suppliers is therefore subject to delays resulting from inclement weather and other conditions. If any of these suppliers is unable or declines for any reason to continue to supply us with ethanol in adequate amounts, we may be unable to replace that supplier and source other supplies of ethanol in a timely manner, or at all, to satisfy the demands of our customers. If this occurs, our sales, profitability and our relationships with our customers will be adversely affected.

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

The hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial condition.

We depend on a small number of customers for the majority of our sales. A reduction in business from any of these customers could cause a significant decline in our overall sales and profitability.

The majority of our sales are generated from a small number of customers. During 2007, sales to our two largest customers, each of whom accounted for 10% or more of total net sales, represented an aggregate of approximately 32% of our total net sales. During 2006, sales to our two largest customers, each of whom accounted for 10% or more of total net sales, represented an aggregate of approximately 25% of our total net sales. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

As of March 24, 2008, we had outstanding approximately 40.7 million shares of our common stock. Approximately 7.1 million of these shares were restricted under the Securities Act of 1933, or Securities Act, including approximately 4.7 million shares owned, in the aggregate, by our executive officers, directors and 10% stockholders. Accordingly, our common stock has a relatively small public float of approximately 33.6 million shares.

We have registered for resale a substantial number of shares of our common stock, including approximately 10.6 million shares of our common stock underlying our Series A Preferred Stock. The holder of these shares is permitted, subject to few limitations, to freely sell these shares of common stock. As a result of our relatively small public float, sales of substantial amounts of common stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our common stock. In addition, any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

As a result of our issuance of shares of Series A Preferred Stock to Cascade Investment, L.L.C. and our issuance of Series B Preferred Stock to Lyles United, LLC, our common stockholders may experience numerous negative effects and most of the rights of our common stockholders will be subordinate to the rights of the holders of our preferred stock.

As a result of our issuance of shares of Series A Preferred Stock to Cascade Investment, L.L.C. and our issuance of Series B Preferred Stock to Lyles United, LLC, our common stockholders may experience numerous negative effects, including dilution from dividends paid in preferred stock and certain antidilution adjustments. In addition, rights in favor of the holders of our preferred stock include: seniority in liquidation and dividend preferences; substantial voting rights; numerous protective provisions; as to the holder of our Series A Preferred Stock, the right to appoint two persons to our board of directors and periodically nominate two persons for election by our stockholders to our board of directors; preemptive rights; and redemption rights. Also, our outstanding preferred stock could have the effect of delaying, deferring and discouraging another party from acquiring control of Pacific Ethanol. In addition, based on our current number of shares of common stock outstanding, Cascade Investment, L.L.C. has approximately 19% and Lyles United, LLC has approximately 13% of all outstanding voting power as compared to approximately 8% of all outstanding voting power held in aggregate by our current executive officers and directors. Also, in the event that we are profitable, our preferred stock would likewise result in a decrease in our diluted earnings per share by an aggregate of approximately 31%, without taking into account cash or stock payable as dividends on our preferred stock. Any of the above factors may materially and adversely affect our common stockholders and the values of their investments in our common stock.

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

Any of the risks described above could have a material adverse effect on our sales and profitability and also the price of our common stock.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.     Properties.

Our corporate headquarters, located in Sacramento, California, consists of a 10,000 square foot office leased for approximately five years. We also rent, under a two-year lease, an office in Fresno, California, consisting of 2,000 square feet and, under a five-year lease, an office in Portland, Oregon, consisting of 3,500 square feet.

Our completed ethanol production facilities are located in Madera, California, at which a 137 acre facility is located, Boardman, Oregon, at which a 25 acre facility is located and Windsor, Colorado, at which a 40 acre facility is located. We are a minority owner of the entity that owns the Windsor, Colorado facility. We have acquired sites or options with respect to sites for three other potential ethanol production facilities that we may develop, or which are currently under development or construction, including sites at Burley, Idaho and Stockton, California. See “Business—Production Facilities.”

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

The State Court Action relates to the Share Exchange Transaction and purports to state the following five counts against the Individual Defendants: (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud and (v) violation of Florida’s Securities and Investor Protection Act. Mr. Spiegel based his claims on allegations that the actions of the Individual Defendants in approving the Share Exchange Transaction caused the value of his Accessity common stock to diminish and is seeking $22.0 million in damages. On March 8, 2006, the Individual Defendants filed a motion to dismiss the State Court Action. Mr. Spiegel filed his response in opposition on May 30, 2006. The Court granted the motion to dismiss by Order dated December 1, 2006, or the Order, on the grounds that, among other things, Mr. Spiegel failed to bring his claims as a derivative action.

On February 9, 2007, Mr. Spiegel filed an amended complaint which purported to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint includes Pacific Ethanol as a defendant. The breach of fiduciary duty counts are alleged solely against the Individual Defendants and not Pacific Ethanol. On June 19, 2007, we filed a motion to dismiss the amended complaint. The Court denied the motion to dismiss the amended complaint by order dated July 31, 2007. Mr. Spiegel, however, voluntarily dismissed without prejudice the case against us on August 27, 2007, and therefore we are no longer a party to the state action.

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

Mercator Group, LLC

In 2003, Accessity filed a lawsuit seeking damages in excess of $100 million against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., the parent corporation of Presidion Solutions, Inc., or Presidion,  (ii) Presidion’s investment bankers, Mercator Group, LLC, or Mercator, and various related and affiliated parties, and (iii) Taurus Global LLC, or Taurus, (collectively referred to as the “Mercator Action”), alleging that these parties committed a number of wrongful acts, including, but not limited to tortiously interfering in the transaction between Accessity and Presidion. In 2004, Accessity dismissed this lawsuit without prejudice, which was filed in Florida state court. In January 2005, Accessity refiled this action in the State of California, for a similar amount, as Accessity believed that this was the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, we filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. Arbitration hearings had been scheduled to commence in July 2007. In April 2007, the arbitration proceedings were suspended due to non-payment of arbitration fees by Presidion and Taurus. As a result of non-payment of arbitration fees, a default order was entered against Taurus by the Los Angeles Superior Court. In July, 2007, we entered into a confidential settlement agreement with Presidion and its former officers. On July 23, 2007, we dismissed Presidion from the arbitration. On July 23, 2007, Taurus filed a Voluntary Petition for Chapter 7 Bankruptcy in the United States District Court, Central District of California, Case Number SV07-12547 GM. The arbitration hearings against Mercator began on February 11, 2008 and concluded on February 19, 2008. After the hearings concluded but prior to an award being issued, the parties engaged in a two day mediation. As a result of the mediation, the parties entered into a confidential settlement agreement. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing us in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and we will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

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

	Price Range
	High	Low
Year Ended December 31, 2007:
First Quarter (January 1 – March 31)	$17.85	$14.22
Second Quarter (April 1 – June 30)	$16.50	$12.25
Third Quarter (July 1 – September 30)	$14.86	$8.58
Fourth Quarter (October 1 – December 31)	$9.46	$4.22

Year Ended December 31, 2006:
First Quarter	$22.34	$9.99
Second Quarter	$42.39	$20.14
Third Quarter	$25.45	$13.76
Fourth Quarter	$19.08	$12.58

Security Holders

As of March 24, 2008, we had 40,674,464 shares of common stock outstanding and held of record by approximately 500 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 24, 2008, the closing sale price of our common stock on the Nasdaq Global Market was $4.94 per share.

Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Stock Market (U.S.) Index and of public companies filing reports with the Securities and Exchange Commission under Standard Industrial Classification Code 2860—Industrial Organic Chemicals, or Peer Group, in each case over the five-year period ended December 31, 2007.

The graph includes the date of March 23, 2005, the date of the Share Exchange Transaction and the date on which we effectively began operating in a business properly categorized under Standard Industrial Classification Code 2860—Industrial Organic Chemicals. Our predecessor, Accessity, was in an unrelated business prior to March 23, 2005. See “Business—Company History.”

The graph assumes $100 invested at the indicated starting date in our common stock and in each of The NASDAQ Stock Market (U.S.) Index and the Peer Group, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns. This graph assumes that the value of the investment in our common stock and each of the comparison groups was $100 on December 31, 2002.

	Cumulative Total Return ($)
	12/02	12/03	12/04	3/23/05	12/05	12/06	12/07
PACIFIC ETHANOL, INC.	100.00	151.61	382.58	583.87	698.06	992.90	529.68
THE NASDAQ STOCK MARKET (U.S.) INDEX	100.00	149.75	164.64	155.75	168.60	187.83	205.22
SIC 2860—INDUSTRIAL ORGANIC CHEMICALS	100.00	117.59	148.52	139.73	123.21	180.97	144.37

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted to certain employees and directors shares of restricted stock under our 2006 Stock Incentive Plan pursuant to Restricted Stock Agreements dated and effective as of their respective grant dates by and between us and those employees and directors. Since October 4, 2006, we have granted an aggregate of 869,239 shares of restricted stock, net of deemed repurchases and cancellations, to our employees and directors, of which an aggregate of 421,145 shares of restricted stock had vested as of December 31, 2007. Future vesting is subject to various restrictions.

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

In connection with satisfying our withholding requirements, during the fourth quarter of 2007, we withheld an aggregate of 17,464 shares of our common stock and remitted a cash payment to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees the 17,464 shares of common stock at a deemed purchase price equal to $9.30 per share for an aggregate purchase price of $162,415.

Item 6.     Selected Financial Data.

The following financial information should be read in conjunction with the consolidated audited financial statements and the notes to those statements beginning on page F-1 of this report, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data at December 31, 2007 and 2006 are derived from, and are qualified in their entirety by reference to, the consolidated audited financial statements beginning on page F-1 of this report. The consolidated statements of operations data from January 30, 2003 (inception) to December 31, 2003 and the consolidated balance sheet data at December 31, 2003 are derived from, and qualified in their entirety by reference to, the consolidated audited financial statements of Pacific Ethanol. The historical results that appear below are not necessarily indicative of results to be expected for any future periods.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$461,513	$226,356	$87,599	$20	$1,017
Cost of goods sold	428,614	201,527	84,444	13	946
Gross profit	32,899	24,829	3,155	7	71
Selling, general and administrative expenses	30,822	24,641	12,638	2,277	648
Income (loss) from operations	2,077	188	(9,483)	(2,270)	(577)
Other income (expense), net	(6,801)	3,426	(440)	(532)	(282)
Income (loss) before provision for income taxes and noncontrolling interest in variable interest entity	(4,724)	3,614	(9,923)	(2,802)	(859)
Provision for income taxes	—	—	—	—	—
Income (loss) before noncontrolling interest in variable interest entity	(4,724)	3,614	(9,923)	(2,802)	(859)
Noncontrolling interest in variable interest entity	(9,676)	(3,756)	—	—	—
Net loss	$(14,400)	$(142)	$(9,923)	$(2,802)	$(859)

Preferred stock dividends	$(4,200)	$(2,998)	$—	$—	$—
Deemed dividend on preferred stock	(28)	(84,000)	—	—	—
Loss available to common stockholders	$(18,628)	$(87,140)	$(9,923)	$(2,802)	$(859)
Loss per share, basic and diluted	$(0.47)	$(2.50)	$(0.40)	$(0.23)	$(0.07)
Weighted-average shares outstanding, basic and diluted	39,895	34,855	25,066	12,397	11,733
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,707	$44,053	$4,521	$—	$249
Working capital (deficit)	$(37,886)	$96,094	$(2,894)	$(1,025)	$(358)
Total assets	$651,600	$453,820	$48,185	$7,179	$6,560
Long-term debt	$151,188	$28,970	$1,995	$4,013	$—
Stockholders’ equity	$282,286	$298,445	$28,516	$1,356	$1,368

No cash dividends on our common stock were declared during any of the periods presented above.  Various factors materially affect the comparability of the information presented in the above table. These factors relate primarily to a Share Exchange Transaction that was consummated on March 23, 2005 with the shareholders of PEI California, and the holders of the membership interests of each of Kinergy and ReEnergy, pursuant to which we acquired all of the issued and outstanding capital stock of PEI California and all of the outstanding membership interests of Kinergy and ReEnergy. See “Business—Company History.” In addition, we acquired a minority interest in Front Range on October 17, 2006, at which date we began treating Front Range, a variable interest entity, as a consolidated subsidiary, as we are considered the primary beneficiary.

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

We do not undertake to update, revise or correct any forward-looking statements, except as required by law.

Any of the factors described immediately above or in the “Risk Factors” section above could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

Our primary goal is to be the leading marketer and producer of low carbon renewable fuels in the Western United States.

We produce and sell ethanol and its co-products and provide transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado and Idaho. We have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States.

We own and operate two ethanol production facilities located in Madera, California and Boardman, Oregon. Our Madera facility has an annual production capacity of up to 40 million gallons and has been in operation since October 2006. Our Boardman facility has an annual production capacity of up to 40 million gallons and has been in operation since September 2007. In addition, we own a 42% interest in Front Range Energy, LLC, or Front Range, which owns and operates an ethanol production facility with annual production capacity of up to 50 million gallons in Windsor, Colorado. We have two additional ethanol production facilities under construction, in Burley, Idaho and Stockton, California, which are expected to commence operations in the second and third quarters of 2008, respectively. We also intend to either construct or acquire additional ethanol production facilities as financial resources and business prospects make the construction or acquisition of these facilities advisable. See “Business—Production Facilities.”

Total annual gasoline consumption in the United States is approximately 140 billion gallons. Total annual ethanol consumption represented less than 5% of this amount in 2007. We believe that the domestic ethanol industry has substantial potential for growth to initially reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol annually and thereafter up to 36 billion gallons of ethanol annually under the new national Renewable Fuel Standards, or RFS, by 2022. See “Business—Governmental Regulation.”

We intend to reach our goal to be the leading marketer and producer of low carbon renewable fuels in the Western United States in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol, by expanding our relationships with animal feed distributors and end users to build local markets for wet distillers grains, or WDG, the primary co-product of our ethanol production, and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and transportation fuel. In addition, we intend to expand our annual production capacity to 220 million gallons in 2008, upon completion of our facilities in Burley, Idaho and Stockton, California, and 420 million gallons of annual production capacity in 2010, through new construction or acquisition of additional ethanol production facilities. We also intend to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

Financial Performance Summary

Our net sales increased by $235.1 million, or 104%, to $461.5 million for the year ended December 31, 2007 from $226.4 million for the year ended December 31, 2006. Our net loss, however, increased by $14.3 million to $14.4 million for the year ended December 31, 2007 from $0.1 million for the year ended December 31, 2006.

Factors that contributed to our results of operations for 2007 include:

•	Net sales. The increase in our net sales in 2007 as compared to 2006 was primarily due to the following combination of factors:

o
Higher sales volumes. Total volume of ethanol sold increased by 87% to 190.6 million gallons in 2007 from 101.7 million gallons in 2006. The increase in sales volume is primarily due to a full year of ethanol production from our Madera and Front Range facilities, each of which accounted for less than three months of production in 2006. Sales also increased in 2007 from startup of production at our Boardman facility and additional supply purchased from third-party suppliers under our ethanol marketing agreements; and

o
Lower ethanol prices. The increase in sales volume was partially offset by lower ethanol prices. Our average sales price of ethanol decreased 6% to $2.15 per gallon in 2007 as compared to $2.28 per gallon in 2006. This decrease is, however, less than the 21% decline in the average Chicago Board of Trade, or CBOT, ethanol price to $1.98 per gallon in 2007 as compared to $2.52 per gallon in 2006.

•
Lower gross profit margin. Our gross profit margin decreased to 7.1% for 2007 as compared to 11.0% for 2006. This decrease was primarily due to lower ethanol prices and higher corn prices. In addition, we had significant fixed-price contracts and held inventory balances during a period of declining ethanol prices, both of which reduced our margins. The average price of corn, the main raw material for ethanol we produce, increased by 48% to $3.61 per bushel for 2007 from $2.44 per bushel for 2006. The average CBOT price for corn increased by 44% to $3.74 per bushel for 2007 from $2.60 per bushel for 2006. Also, gross profit margins from our sale of WDG and other co-products from our ethanol production declined due to the increase in corn prices.

•
Selling, general and administrative expenses. Our selling, general and administrative expenses increased by $6.2 million to $30.8 million in 2007 as compared to $24.6 million in 2006 primarily as a result of increases in administrative staff, amortization of intangible assets and full-year expenses related to our 42% ownership interest in Front Range. However, these expenses decreased to 6.6% of our net sales in 2007 as compared to 10.9% of our net sales in 2006 due to the substantial growth in our net sales over those periods.

•
Other income (expense). Our other expense increased by $10.2 million to $6.8 million in 2007 from other income of $3.4 million in 2006. This increase is primarily due to an increase in interest expense and amortization of finance charges from our increase in debt. In addition, other expense increased due to mark-to-market charges in the amount of $5.4 million on future interest rate positions.

Sales and Margins

Over the past three years, our sales mix has shifted significantly from sales generated solely as a marketer of ethanol produced by third parties to now include sales generated as a producer of our own ethanol. Our cost structure also changed significantly, predominantly in 2007, as our Madera and Front Range facilities were in full production and our Boardman facility was in production for more than three months during the year. The shift in our sales mix greatly altered our dependency on certain market conditions from that based primarily on the market price of ethanol to now include the cost of corn, the principal input commodity for our production of ethanol. Accordingly, our profitability is now highly dependent on the market price of ethanol and the cost of corn.

Average ethanol sales prices dropped significantly in 2007 as compared to 2006. Specifically, the average CBOT price of ethanol decreased by 21% in 2007 as compared to the average 2006 price. The decrease in the prevailing market price of ethanol was the primary cause of the decline in our average ethanol sales price. However, because of our combination of fixed- and index-priced ethanol sales contracts, we were able to diminish the decline in our average ethanol sales price to only 6% in 2007 as compared to our average 2006 price.

Average corn prices increased significantly in 2007 as compared to 2006. Specifically, the average CBOT price of corn increased by 44% in 2007 as compared to the average 2006 price. The increase in the prevailing market price of corn was the primary cause of the increase in our average corn price. However, our average corn price increased by 48% in 2007 as compared to our average 2006 price—a rate greater than the increase in the average CBOT price of corn—because we purchased more corn in the fourth quarter of 2007, a period during which corn prices were at their highest levels during the year, as compared to previous quarters in connection with the commencement of operations at our Boardman facility.

We have three principal methods of selling ethanol: as a merchant, as a producer and as an agent. See “Critical Accounting Policies—Revenue Recognition” below.

When acting as a merchant or as a producer, we generally enter into sales contracts to ship ethanol to a customer’s desired location. We support these sales contracts through purchase contracts with several third-party suppliers or through our own production. We manage the necessary logistics to deliver ethanol to our customers either directly from a third-party supplier or from our inventory via truck or rail. Our sales as a merchant or as a producer expose us to price risks resulting from potential fluctuations in the market price of ethanol. Our exposure varies depending on the magnitude of our sales commitments compared to the magnitude of our purchase commitments and existing inventory, as well as the pricing terms—such as market index or fixed pricing—of our contracts. We seek to mitigate our exposure to price risks by implementing appropriate risk management strategies.

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

Results of Operations

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:
	Years Ended December 31,			Percentage Variance From Prior Year
	2007	2006	2005	2007	2006
Gallons sold (in millions)	190.6	101.7	52.3	87.4%	94.4%
Average sales price per gallon	$2.15	$2.28	$1.67	(5.7)%	36.5%
Corn cost per bushel—CBOT equivalent(1)	$3.61	$2.44	N/A	48.0%	N/A
Co-product revenues as % of delivered cost of corn(2)	24.8%	33.4%	N/A	(8.6)%	N/A

Average CBOT ethanol price per gallon	$1.98	$2.52	$1.70	(21.4)%	48.2%
Average CBOT corn price per bushel	$3.74	$2.60	$1.77	43.9%	46.9%
_____________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a CBOT equivalent in order to more appropriately compare our corn costs to average CBOT corn prices.
(2)	Co-product revenues as % of delivered cost of corn shows our yield based on sales of WDG generated from ethanol we produced.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

	Years Ended		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2007	2006	(Unfavorable)	(Unfavorable)	2007	2006
	(dollars in thousands)
Net sales	$461,513	$226,356	$235,157	103.9%	100.0%	100.0%
Cost of goods sold	428,614	201,527	(227,087)	(112.7)	92.9	89.0
Gross profit	32,899	24,829	8,070	32.5	7.1	11.0
Selling, general and administrative expenses	30,822	24,641	(6,181)	(25.1)	6.6	10.9
Income from operations	2,077	188	1,889	1,004.8	0.5	0.1
Other income (expense), net	(6,801)	3,426	(10,227)	(298.5)	(1.5)	1.5
Income (loss) before provision for income taxes and noncontrolling interest in variable interest entity	(4,724)	3,614	(8,338)	(230.7)	(1.0)	1.6
Provision for income taxes	—	—	—	—	—	—
Noncontrolling interest in variable interest entity	(9,676)	(3,756)	(5,920)	(157.6)	(2.1)	(1.7)
Net loss	$(14,400)	$(142)	$(14,258)	(10,040.9)%	(3.1)%	(0.1)%
Preferred stock dividends	(4,200)	(2,998)	(1,202)	(40.1)	(0.9)	(1.3)
Deemed dividend on preferred stock	(28)	(84,000)	83,972	100.0	(0.0)	(37.1)
Loss available to common stockholders	$(18,628)	$(87,140)	$68,512	78.6%	(4.0)%	(38.5)%

Net Sales

The increase in our net sales in 2007 as compared to 2006 was primarily due to a substantial increase in sales volume, which was partially offset by decreased average sales prices.

Total volume of ethanol sold increased by 88.9 million gallons, or 87%, to 190.6 million gallons in 2007 as compared to 101.7 million gallons in 2006. The substantial increase in sales volume is primarily due to a full year of ethanol production at our Madera and Front Range facilities in 2007. Our Madera and Front Range facilities each accounted for less than three months of ethanol production in 2006. In addition, in 2007, we commenced ethanol production at our Boardman facility and also generated increased sales from the purchase and resale of additional supply from third-parties under our ethanol marketing agreements. The production and sale of ethanol and its co-products from our Madera and Boardman facilities, and through Front Range, contributed an aggregate of $194.0 million to our increase in net sales in 2007.

Our average sales price per gallon declined 6% to $2.15 in 2007 from an average sales price per gallon of $2.28 in 2006. The average CBOT price per gallon declined 21% to $1.98 in 2007 from an average CBOT price per gallon of $2.52 in 2006. We believe that we were insulated from some of this decline due to our fixed-price ethanol contracts which were partially offset by derivative losses incurred as a result of locking in margins.

Cost of Goods Sold and Gross Profit

The increase in our cost of goods sold in 2007 as compared to 2006 was predominantly due to increased sales volume and increased corn costs which contributed to higher costs per gallon. Our gross margin declined to 7.1% in 2007 from 11.0% in 2006 primarily due to increased corn costs, lower average sales prices per gallon and losses on derivatives, as further discussed below.

Although a large proportion of our sales volume results from the marketing and sale of ethanol produced by third parties, production of our own ethanol is growing rapidly and we expect that our production will continue to grow as new facilities commence operations. Our purchase and sale prices of ethanol produced by third parties typically fluctuate closely with market prices. As a result, our average cost of ethanol purchased from third parties decreased in line with the overall decline in our average sales price per gallon.

Corn is the single largest component of the cost of our ethanol production. Average corn prices rose significantly in 2007 as compared to 2006, with greater increases occurring in the second half of 2007 than in the first half of the year. These increases pushed our average corn price higher than the average market price for all of 2007 because our corn requirements increased significantly during the second half of 2007 due to the commencement of operations at our Boardman facility in September 2007. Overall, the price of corn had a much larger impact on our production costs per gallon in 2007 than in 2006 due to the higher proportion of sales from production of our own ethanol in 2007 as compared to 2006.

Cost of goods sold also increased by $4,122,000 from net losses on derivatives in 2007 as compared to only a nominal amount in 2006. These losses resulted from derivatives that we entered in order to lock in margins during the year and were partially offset by gains from derivatives we entered in order to lock in the price of corn. Of these losses, $1,649,000 was related to open positions at December 31, 2007.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A, increased by $6,181,000 to $30,822,000 for 2007 as compared to $24,641,000 for 2006. SG&A, however, decreased as a percentage of net sales due to our significant sales growth. The increase in the dollar amount of SG&A is primarily due to the following factors:

•	payroll and benefits increased by $3,017,000, or 68%, due to increased administrative staff;

•
amortization of intangible assets resulting from our acquisition of our 42% ownership interest in Front Range increased by $2,117,000, as we incurred a full year of amortization compared to less than three months in 2006; we expect these costs to decline to approximately $500,000 for each of the next seven years;

•	SG&A attributable to Front Range increased by $2,042,000 as we incurred a full year of these expenses as compared to less than three months in 2006;

•
consulting and temporary staff expenses increased by $1,950,000, or 126%, due to the retention of additional consulting and temporary staff personnel to assist us in meeting our accounting and public reporting requirements, including as we transitioned our permanent staff to our new corporate headquarters in Sacramento, California; these consulting and temporary staff personnel also assisted us in training new administrative staff members;

•
recruiting, hiring and training expenses increased by $709,000, or 1,055%, employee travel and office setup costs increased by $377,000, or 243%, and rent expense increased by $457,000, or 221%; each of these increases resulted primarily from the relocation of our corporate headquarters in early 2007 from Fresno to Sacramento;

•	external audit costs increased by $582,000, or 312%, due to our overall growth and business initiatives; and

•	travel-related costs increased by $311,000, or 52%, due to expanded operations and new office locations.

Partially offsetting the foregoing increases were the following decreases:

•	non-cash compensation expense decreased by $4,023,000, or 64%, due to the completion of vesting of incentive compensation paid to employees and consultants;

•	legal expenses decreased by $918,000, or 43%, primarily due to one-time costs associated with greater legal activity from litigation and business transactions that occurred in 2006; and

•
costs associated with implementing and testing our internal controls and related compliance required under the Sarbanes-Oxley Act of 2002 decreased by $902,000, or 76%, as many costs that occurred in 2006 were related predominantly to our initial implementation and testing of our internal controls.

Other Income (Expense), Net

Other expense increased by $10,227,000 to $6,801,000 in 2007 from other income of $3,426,000 in 2006. The increase in other expense is primarily due to the following factors:

•	interest expense increased by $1,828,000, or 286%, due to additional borrowings and a full year of interest accruing on outstanding debt; and

•
amortization of interest and financing costs increased by $3,164,000, or 305%, primarily due to an amendment to our construction financing credit facility that reduced its application from five to four facilities and reduced the total amount of available financing; as a result, we wrote off $1,962,000 of unamortized costs associated with our Imperial Valley facility, the construction of which  has been suspended; interest and financing costs incurred under the construction phase of each of our facilities are being capitalized until the corresponding facility becomes operational; this increase in amortization of interest and financing costs is net of approximately $7,823,000 of additional capitalized amounts over 2006.

In addition, we recognized losses of $119,000 and $5,442,000 of effective and ineffectiveness positions, respectively, from our interest rate hedges which required that we mark-to-market our ineffective positions in a declining interest rate environment. The ineffectiveness related to our interest rate swaps and primarily resulted from the suspension of construction of our Imperial Valley facility.

Noncontrolling Interest in Variable Interest Entity

Noncontrolling interest in variable interest entity relates to the consolidated treatment of Front Range, a variable interest entity, and represents the noncontrolling interest of others in the earnings of Front Range. We consolidate the entire income statement of Front Range for the period covered. However, because we own only 42% of Front Range, we must reduce our net income or increase our net loss for the noncontrolling interest, which is the 58% ownership interest that we do not own. This amount increased by $5,920,000 to $9,676,000 in 2007 from $3,756,000 in 2006 due to the consolidation of Front Range’s operations for all of 2007 as compared to less than three months in 2006.

Preferred Stock Dividends

Shares of our Series A Cumulative Redeemable Convertible Preferred Stock, or Series A Preferred Stock, are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% per annum of the purchase price per share of the Series A Preferred Stock, or, at our option, payable in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock. In 2007, we declared and paid dividends on our Series A Preferred Stock in the aggregate amount of $4,200,000 comprised of cash dividends in the aggregate amount of $3,150,000 for the first three quarters and a dividend payment-in-kind in the amount of $1,050,000 that was issued in shares of Series A Preferred Stock for the fourth quarter.

Deemed Dividend on Preferred Stock

We recorded a deemed dividend on preferred stock of $28,000 for 2007 in connection with our issuance of shares of Series A Preferred Stock as a dividend payment-in-kind for the fourth quarter. We also recorded a deemed dividend on preferred stock of $84,000,000 for 2006 in connection with our initial issuance of shares of Series A Preferred Stock. These non-cash dividends reflect the implied economic value to the preferred stockholder of being able to convert these additional shares into common stock at prices which were in excess of the fair value of the Series A Preferred Stock at the times of issuance. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock of $8.00 per share and the fair market value of our common stock of $8.21 and $29.27 on the date of issuance of the additional shares of Series A Preferred Stock for 2007 and 2006, respectively. The fair value allocated to the initial issuance of the Series A Preferred Stock in 2006 was in excess of the gross proceeds received of $84,000,000 in connection with the initial sale of the Series A Preferred Stock; however, the deemed dividend on the Series A Preferred Stock for 2006 is limited to the gross proceeds received of $84,000,000. The deemed dividend on preferred stock is a reconciling item and adjusts our reported net loss, together with the preferred stock dividends discussed above, to loss available to common stockholders.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	Years Ended		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2006	2005	(Unfavorable)	(Unfavorable)	2006	2005
	(dollars in thousands)
Net sales	$226,356	$87,599	$138,757	158.4%	100.0%	100.0%
Cost of goods sold	201,527	84,444	(117,083)	(138.7)	89.0	96.4
Gross profit	24,829	3,155	21,674	687.0	11.0	3.6
Selling, general and administrative expenses	24,641	12,638	(12,003)	(95.0)	10.9	14.4
Income (loss) from operations	188	(9,483)	9,671	102.0	0.1	(10.8)
Other income (expense), net	3,426	(440)	3,866	878.6	1.5	(0.5)
Income (loss) before provision for income taxes and noncontrolling interest in variable interest entity	3,614	(9,923)	13,537	136.4	1.6	(11.3)
Provision for income taxes	—	—	—	—	—	—
Noncontrolling interest in variable interest entity	(3,756)	—	(3,756)	(100.0)	(1.7)	—
Net loss	$(142)	$(9,923)	$9,781	98.6%	(0.1)%	(11.3)%
Preferred stock dividends	(2,998)	—	(2,998)	(100.0)	(1.3)	—
Deemed dividend on preferred stock	(84,000)	—	(84,000)	(100.0)	(37.1)	—
Loss available to common stockholders	$(87,140)	$(9,923)	$(77,217)	(778.2)%	(38.5)%	(11.3)%

Net Sales

The increase in our net sales in 2006 as compared to 2005 was predominantly due to increased sales volume and increased average sales prices. During 2006, total volume of ethanol sold increased by 49.4 million gallons, or 94%, to 101.7 million gallons as compared to 52.3 million gallons for 2005. For 2006, our average sales price of ethanol increased by $0.61 per gallon, or 37%, to $2.28 per gallon for as compared to $1.67 per gallon for 2005. The substantial increase in sales volume is primarily due to additional supply provided under our ethanol marketing agreements and the commencement of ethanol production. In the fourth quarter of 2006, we commenced producing ethanol and its co-products at our Madera facility and, based on our ownership interest in Front Range, began recording a proportionate amount of its net sales. The production and sale of ethanol and its co-products at our Madera facility and through Front Range contributed an aggregate of $28,064,000 in sales for 2006.

Cost of Goods Sold and Gross Profit

The increase in our cost of goods sold in 2006 as compared to 2005 was predominantly due to increased sales volume. The increase in gross profit, both in dollars and as a percentage of net sales, in 2006 as compared to 2005 is generally reflective of more advantageous buying and selling during a period of increasing market prices as well as the commencement of ethanol production at our Madera facility and our acquisition of a 42% interest in Front Range, both of which occurred in the fourth quarter of 2006. We established and maintained net long ethanol positions during much of 2006. The decision to maintain net long ethanol positions was reached in accordance with our risk management program and was based on a confluence of factors, including management’s expectation of increased prices of gasoline and petroleum and the continued phase-out of methyl tertiary-butyl ether, or MTBE, blending which we believed would result in a significant increase in demand for blending ethanol with gasoline. Future gross profit margins will vary based upon, among other things, the size and timing of our net long or short positions during our various contract periods and the volatility of the market price of ethanol.

Selling, General and Administrative Expenses

The increase in SG&A during 2006 as compared to 2005 was primarily due to a $5,613,000 increase in payroll and benefits related to the hiring of additional staff, a $2,759,000 increase in legal, accounting and consulting fees, a $1,671,000 increase in additional non-cash director and consulting expenses, a $1,200,000 increase in depreciation and amortization, a $769,000 increase in insurance expense primarily related to increased directors and officers insurance costs, a $626,000 increase in general office and administrative expenses, a $619,000 increase in costs related to implementation and testing of internal controls and procedures in connection with the Sarbanes-Oxley Act of 2002, a $452,000 increase in travel and entertainment and a $250,000 increase in investor relations expense.

Other Income (Expense), Net

Other income increased during 2006 as compared to 2005, primarily due to a $4,332,000 increase in interest income associated with the significant increase in our cash position due to the sale of shares of our common stock in May 2006 and shares of our Series A Preferred Stock in April 2006, $1,110,000 in deferred financing cost amortization related to potential plant expansion financing and $494,000 in interest expense related to notes payable. Other changes included a $373,000 increase in capitalized interest related to a loan for the construction of our Madera production facility, a $297,000 decrease in penalties and fines expenses and a $350,000 increase in all other categories.

Noncontrolling Interest in Variable Interest Entity

Noncontrolling interest in variable interest entity was $3,756,000. As noted above, this amount relates to the consolidated treatment of Front Range, a variable interest entity and represents the noncontrolling interest of others in the earnings of Front Range.

Preferred Stock Dividends

As noted above, shares of our Series A Preferred Stock are entitled to quarterly cumulative dividends. In 2006, we declared and paid cash dividends on shares of our Series A Preferred Stock in the aggregate amount of $2,998,000.

Deemed Dividend on Preferred Stock

We recorded a deemed dividend on preferred stock of $84,000,000 for 2006 in connection with our initial issuance of shares of Series A Preferred Stock. This non-cash dividend reflects the implied economic value to the preferred stockholder of being able to convert the shares into common stock at a price which was in excess of the fair value of the Series A Preferred Stock at the time of issuance. The fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock of $8.00 per share and the fair market value of our common stock of $29.27 on the date of issuance of the shares of Series A Preferred Stock. The fair value allocated to the issuance of the Series A Preferred Stock was in excess of the gross proceeds received of $84,000,000 in connection with the sale of the Series A Preferred Stock; however, the deemed dividend on the Series A Preferred Stock for 2006 is limited to the gross proceeds received of $84,000,000. The deemed dividend on preferred stock is a reconciling item and adjusts our reported net loss, together with the preferred stock dividends discussed above, to loss available to common stockholders.

Liquidity and Capital Resources

Overview

During 2007, we funded our operations primarily from our cash on hand, borrowings on our credit facilities and other loans. In the first half of 2007, we obtained financing for our first five ethanol production facilities and received the first draw under this credit facility in the amount of $76.6 million for our Madera facility. We also received approximately $24.9 million in the first half of 2007, which represented the remaining balance in a restricted cash account from our April 2006 sale of our Series A Preferred Stock. These proceeds were used to fund the continued construction of four ethanol production facilities.

In the second half of 2007, we received the second draw under our credit facility in the amount of $50.4 million for our Boardman facility. In the second half of 2007, we also settled certain cost-overruns at our Boardman facility through the issuance of a $6.0 million note due in December 2008. Also in the second half of 2007, after evaluating the overall ethanol market and our production capacity and cost structure, we decided to suspend construction of our Imperial Valley facility near Calipatria, California. At the time of this decision, we owed approximately $30.0 million for work already performed on the project. We borrowed $30.0 million in the fourth quarter of 2007 to help cover these and other costs. See “—Current and Prospective Capital Needs” and “—Notes Payable” below.

Sale of Series B Preferred Stock

On March 27, 2008, we issued to Lyles United, LLC, 2,051,282 shares of our Series B Preferred Stock and a ten-year warrant to purchase an aggregate of 3,076,923 shares of our common stock at an exercise price of $7.00 per share for an aggregate purchase price of $40.0 million. Each share of Series B Preferred Stock is initially convertible into three shares of our common stock. We intend to use the proceeds from the sale of our Series B Preferred Stock for general working capital purposes and to further fund the construction of our Burley and Stockton ethanol production facilities.

Current and Prospective Capital Needs

We believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity, including available proceeds from our existing debt financing, will be adequate to fund our operations through 2008 and meet our capital expenditure requirements to reach our goal of 220 million gallons of annual production capacity in 2008 upon completion of our Burley and Stockton facilities.  We will require substantial additional financing to reach our goal of 420 million gallons of annual production capacity in 2010 and we plan to reach this goal through new construction or acquisition of additional ethanol production facilities.  If ethanol production margins deteriorate from current levels, if we experience additional cost overruns at our ethanol production facilities under construction, if our capital requirements or cash flows otherwise vary materially and adversely from our current projections, or if other adverse unforeseen circumstances occur, our working capital may be inadequate to fully fund our operations or meet our capital expenditure requirements, or both. We are presently exploring potential sources of new financing to provide additional working capital.  Our failure to raise capital if or when needed may have a material adverse effect on our results of operations, liquidity and cash flows and may restrict our growth and hinder our ability to compete.

We have recently raised $30.0 million in debt financing from Lyles United, LLC and $40.0 million through the sale of our Series B Preferred Stock and a warrant to Lyles United, LLC.  Our need for this additional capital was due to numerous factors that arose or that we identified in the fourth quarter of 2007.  We experienced higher than forecast construction costs at our Burley and Stockton facilities as a result of unanticipated change orders.  We also incurred higher costs related to the completion of “punch list” items at our Boardman facility and costs related to the suspension of construction of our Imperial Valley facility.  In aggregate, these cost overruns that arose or that were identified in the fourth quarter of 2007 were approximately $27.0 million.  In addition, funding under our construction loan facility will occur later than previously anticipated.  Consequently, we expect to fund approximately $29.0 million for the ongoing construction of our Burley and Stockton facilities.  We expect a significant portion of the $29.0 million to be recovered upon completion of our Burley and Stockton facilities, at which time we expect to draw additional loan proceeds under the terms of our existing construction loan facility.  In addition to the above factors, we also continued to experience adverse ethanol market conditions during the fourth quarter of 2007.  The effects of lower than expected commodity margins—the difference between the selling price of ethanol and the cost of corn—caused our cash generated from operations to be lower than forecast.

Quantitative Year-End Liquidity Status

We believe that the following amounts provide insight into our liquidity and capital resources. The following selected financial data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report (dollars in thousands):

	As of and for the Year Ended
	December 31, 2007	December 31, 2006	Variance
Current assets	$82,193	$127,045	(35.3)%
Current liabilities	$120,079	$30,951	288.0%
Property and equipment, net	$468,704	$196,156	138.9%
Notes payable, net of current portion	$151,188	$28,970	421.9%
Cash provided by (used in) operating activities	$16,718	$(8,144)	305.3%
Working capital	$(37,886)	$96,094	(139.4)%
Working capital ratio	0.68	4.10	(83.4)%

Change in Working Capital and Cash Flows

Working capital decreased to a deficit of $37,886,000 at December 31, 2007 from working capital of $96,094,000 at December 31, 2006 as a result of a decrease in current assets of $44,852,000 and an increase in current liabilities of $89,128,000.

Current assets decreased primarily due to net decreases in cash and cash equivalents and investments in marketable securities of $38,346,000 and $19,766,000, respectively, the proceeds of which were predominantly used for costs associated with the construction of ethanol production facilities, and a decrease in accounts receivable of $1,288,000, which were partially offset by an increase in inventory of $10,945,000, primarily resulting from an increase in ethanol held in inventory, and an increase in all other current assets of $3,120,000.

Current liabilities increased primarily due to an increase in construction-related accounts payable and accrued liabilities of $52,172,000, an increase in trade accounts payable of $13,683,000, an increase in current portion of long-term notes payable of $6,973,000, a short-term note payable of $6,000,000, an increase in contract retentions of $5,001,000, an increase in derivative liabilities of $10,256,000, an increase in accrued liabilities of $2,440,000 and an increase in all other liabilities of $1,125,000, which were partially offset by a net decrease in other liabilities – related parties of $8,522,000.

The decrease in working capital was primarily due to construction activity during the year, requiring the use of our cash and investments in marketable securities balances and increased construction-related accounts payable and accrued expenses. The decrease in working capital was also due in part to increased short- and long-term financing, which increased the current portion of our debt.

Cash provided by our operating activities of $16,718,000 resulted primarily from an increase in accounts payable and accrued expenses of $10,332,000, depreciation and amortization of intangibles of $17,513,000, non-controlling interest in our variable interest entity of $9,676,000, derivative losses of $6,617,000, amortization of deferred financing fees of $4,726,000, non-cash compensation and consulting expense of $2,225,000 and a decrease in accounts receivable of $1,230,000, which were partially offset by an increase in inventories of $10,945,000 and other liabilities – related parties of $8,524,000.

Cash used in our investing activities of $166,214,000 resulted from purchases of additional property and equipment of $210,482,000 which were partially offset by a decrease in restricted cash designated for construction of $24,851,000 and proceeds from sales of marketable securities of $19,417,000.

Cash provided by our financing activities of $111,150,000 resulted primarily from proceeds from our debt financing and lines of credit of $137,725,000 and proceeds from the exercise of warrants and stock options of $2,257,000, which were partially offset by cash paid for debt issuance costs of $10,261,000, principal payments paid on borrowings of $8,678,000 and preferred stock dividends paid of $4,200,000.

Changes in Other Assets and Liabilities

Property and equipment, net, increased to $468,704,000 at December 31, 2007 from $196,156,000 at December 31, 2006 primarily as a result of the construction of ethanol plants.

Restricted cash decreased to $0 at December 31, 2007 from $24,851,000 at December 31, 2006. We received approximately $24,851,000 in the first half of 2007, which represented the remaining balance in a restricted cash account from our April 2006 sale of our Series A Preferred Stock.

Notes payable, net of current portion, increased to $151,188,000 at December 31, 2007 from $28,970,000 at December 31, 2006 primarily as a result of loan proceeds used for construction activities at our ethanol plants under construction. The proceeds from these notes payable were primarily from our debt financing arrangement described below.

Debt Financing

On February 27, 2007, we closed a debt financing transaction in the aggregate amount of up to $325,000,000 through certain of our indirectly wholly-owned subsidiaries. The primary purpose of the debt financing was to provide debt financing for the development, construction, installation, engineering, procurement, design, testing, start-up, operation and maintenance of five ethanol production facilities. On November 27, 2007, we amended the related credit agreement to apply to four ethanol production facilities, thereby reducing the aggregate amount of available financing to up to $250,769,000. As of December 31, 2007, two of the four plants had been funded, with the remaining two expected to be funded in 2008. As of that date, the outstanding balance under the debt financing was $101,508,000, comprised of $92,308,000 in construction loans and $9,200,000 in used lines of credit.

Debt financing proceeds are subject to customary conditions precedent, including, among others, the absence of a material adverse effect; the absence of defaults or events of defaults, which include the existence of any material weakness in our internal control over financial reporting; the accuracy of certain representations and warranties; the maintenance of a debt-to-equity ratio that is not in excess of 65:35; the contribution of all required equity by us to the Borrowers, which is expected to be approximately $227,000,000 in the aggregate; and the attainment of at least a 1.5-to-1.0 debt service coverage ratio. Also, the Borrowers may not be able to fully utilize the debt financing if the completed ethanol plants fail to meet certain minimum performance standards or if the corresponding ethanol plants are not timely completed. Borrowings and the borrowers’ obligations under the debt financing are secured by a first-priority security interest in all of our equity interests in the borrowers and substantially all the assets of the borrowers. The security interests granted by the borrowers under the debt financing restrict the assets and revenues of the borrowers and therefore may inhibit our ability to obtain other debt financing.

In March 2008, we became aware of various events or circumstances which constituted defaults under our Credit Agreement. These events or circumstances included the existence of material weaknesses in our internal control over financial reporting as of December 31, 2007, cash management activities that violated covenants in our Credit Agreement, failure to maintain adequate amounts in a designated debt service reserve account, the existence of a number of Eurodollar loans in excess of the maximum number permitted under our Credit Agreement, and our failure to pay all remaining project costs on our Madera and Boardman facilities by certain stipulated deadlines. On March 26, 2008, we obtained waivers from our lenders as to these defaults and were required to pay the lenders a consent fee in an aggregate amount of up to approximately $600,000. In addition to the waivers, our lenders agreed to amend the Credit Agreement. These amendments include an increase in the frequency with which we are to deposit certain revenues into a restricted account each month, an increase the allowable Eurodollar loans from a maximum of seven to a maximum of ten, and we are required to pay all remaining project costs on our Madera and Boardman facilities by May 16, 2008.

Line of Credit

In addition to the above debt financing, in August 2007, we secured a working capital credit facility in the amount of up to $25,000,000 which expires in July 2009. As of December 31, 2007, we had $6,217,000 outstanding under this credit facility under two separate variable interest rates of 6.19% and 6.75%.

Notes Payable

In November and December 2007, one of our subsidiaries borrowed an aggregate of $30,000,000 in two separate loans of $15,000,000 each. The loans accrue interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 2.00%. The November 2007 is due February 25, 2009. The December 2007 loan is due on March 31, 2008 or, if extended at our discretion, on March 31, 2009. We intend to extend the due date of the December 2007 loan. Both loans are secured by substantially all of our subsidiary’s assets. In addition, we have executed a corporate guaranty that guarantees the repayment of the loans.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations (in thousands):

Contractual Obligations At December 31, 2007	2008	2009	2010	2011	2012	Thereafter	Total
Sourcing commitments(1)	$76,780	$—	$—	$—	$—	$—	$76,780
Debt principal	13,637	53,465	7,260	17,546	5,661	70,717	168,286
Debt interest	14,787	13,898	9,416	8,749	7,243	18,396	72,489
Operating leases(2)	2,247	2,434	2,425	2,267	1,965	10,282	21,620
Firm capital commitments(3)	118,357	—	—	—	—	—	118,357
Preferred dividends(4)	4,253	4,253	4,253	4,253	4,253	4,253	25,518

Total commitments	$230,061	$74,050	$23,354	$32,815	$19,122	$103,648	$483,050
__________
(1)	Unconditional purchase commitments for production materials incurred in the normal course of business.
(2)	Future minimum payments under non cancelable operating leases.
(3)	Construction commitments for in-progress and contracted ethanol processing facilities
(4)	Represents dividends on 5,315,625 shares of Series A Preferred Stock.

The above table outlines our obligations as of December 31, 2007 and does not reflect the changes in our obligations that occurred after that date.

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

We derive revenue primarily from sales of ethanol and related co-products. We recognize revenue when title transfers to our customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, we engage in three basic types of revenue generating transactions:

•	As a producer. Sales as a producer consist of sales of our inventory produced at our facilities.

•
As a merchant.  Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which we may or may not obtain physical control of the ethanol or co-products, though ultimately titled to us, in which shipments are directed from our suppliers to our terminals or direct to our customers but for which we accept the risk of loss in the transactions.

•
As an agent.  Sales as an agent consist of sales to customers through purchases from third-party suppliers in which, depending upon the terms of the transactions, title to the product may technically pass to us, but the risk and rewards of inventory ownership remains with third-party suppliers as we receive a predetermined service fee under these transactions and therefore act predominantly in an agency capacity. When acting as an agent for third-party suppliers, we conduct back-to-back purchases and sales in which we match ethanol purchase and sales contracts of like quantities and delivery periods.

We have employed the principles detailed in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, as guidance in our revenue recognition policies. Revenue from sales of third-party ethanol and its co-products is recorded net of costs when we are acting as an agent between the customer and supplier and gross when we are a principal to the transaction. Several factors are considered to determine whether we are acting as an agent or principal, most notably whether we are the primary obligor to the customer, whether we have inventory risk and related risk of loss or whether we add meaningful value to the vendor’s product or service. Consideration is also given to whether we have latitude in establishing the sales price or have credit risk, or both.

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

Consolidation of Variable Interest Entities.

We have determined that Front Range meets the definition of a variable interest entity under the Financial Accounting Standards Board’s (“FASB”) Financial Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities. We have also determined that we are the primary beneficiary and we are therefore required to treat Front Range as a consolidated subsidiary for financial reporting purposes rather than use equity investment accounting treatment. As a result, we have consolidated the financial results of Front Range, including its entire balance sheet with the balance of the noncontrolling interest displayed between liabilities and equity, and the income statement after intercompany eliminations with an adjustment for the noncontrolling interest in net income since our acquisition on October 17, 2006. Under FIN 46(R), and as long as we are deemed the primary beneficiary of Front Range, we must treat Front Range as a consolidated subsidiary for financial reporting purposes.

Impairment of Intangible and Long-Lived Assets

Our intangible assets, including goodwill, were derived from the acquisition of our interest in Front Range in 2006 and our acquisition of Kinergy in 2005 in connection with the Share Exchange Transaction. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, we allocated the respective purchase prices to the tangible assets, liabilities and intangible assets acquired based upon their estimated fair values. The excess purchase prices over the fair values of the assets acquired and liabilities assumed were recorded as goodwill. Our long-lived assets are primarily associated with our ethanol production facilities.

We account for goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142. We review these assets at least annually, or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the acquired assets. Any assessed impairments will be recorded permanently and expensed in the period in which the impairment is determined. If it is determined through our assessment process that any of our intangible assets require impairment charges, they will be recorded in the line item other operating charges in the consolidated statements of operations. We performed our annual review of impairment and we have not recognized any impairment losses on any of our intangible assets through December 31, 2007.

We evaluate impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that suggest the fair value of assets could be less then their net book value. In such event, we assess long-lived assets for impairment by determining their fair value based on the forecasted, undiscounted cash flows the assets are expected to generate plus the net proceeds expected from the sale of the asset. An impairment loss would be recognized when the fair value is less than the related asset’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and capital spending decisions of our customers. We have not recognized any impairment losses on long-lived assets through December 31, 2007.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123(R), Share-Based Payments. Prior to that date, we used the intrinsic value method under Accounting Policy Board Opinion No. 25 to recognize compensation cost. Under the method of accounting for the change to the fair value method, compensation cost recognized is the same amount that would have been recognized if the fair value method would have been used for all awards granted. The effects on net income and income per share had the fair value method been applied to all outstanding and unvested awards in each period are reflected in Note 15 of the consolidated financial statements.

Our assumptions made for purposes of estimating the fair value of our stock options, as well as a summary of the activity under our stock option plan are included in Note 15 of the consolidated financial statements.

We account for the stock options granted to non-employees in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123(R).

Derivative Instruments and Hedging Activities

Our business and activities expose us to a variety of market risks, including risks related to changes in commodity prices and interest rates. We monitor and manage these financial exposures as an integral part of our risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. We account for our use of derivatives related to our hedging activities pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in which we recognize all of our derivative instruments in our statement of financial position as either assets or liabilities, depending on the rights or obligations under the contracts. We have designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales. Derivative instruments are measured at fair value, pursuant to the definition found in SFAS No. 107, Disclosures about Fair Value of Financial Instruments. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s effective gains and losses to be deferred in accumulated other comprehensive income and later recorded together with the gains and losses to offset related results on the hedged item in the statements of operations. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The estimated gains (losses) on our derivatives were as follows (in thousands):

	December 31,
	2007	2006
Commodity futures	$(6,702)	$646
Commodity options	1,371	(24)
Interest rate options	(5,590)	(17)
Total	$(10,921)	$605

Allowance for Doubtful Accounts

We primarily sell ethanol to gasoline refining and distribution companies. We also sell WDG to dairy operators and animal feed distributors. We had significant concentrations of credit risk as of December 31, 2007, as described in Note 1 to our consolidated financial statements. However, those customers historically have had good credit ratings and historically we have collected amounts that were billed to those customers. Receivables from customers are generally unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

We maintain an allowance for doubtful accounts for balances that appear to have specific collection issues. Our collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If after a specified number of days, we have been unsuccessful in our collection efforts, we consider recording a bad debt allowance for the balance in question. We would eventually write-off accounts included in our allowance when we have determined that collection is not likely. The factors considered in reaching this determination are the apparent financial condition of the customer, and our success in contacting and negotiating with the customer.

Costs of Start-up Activities

Start-up activities are defined broadly in Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation or activities related to organizing a new entity. Our start-up activities consist primarily of costs associated with new or potential sites for ethanol production facilities. We expense all the costs associated with a potential site, until the site is considered viable by management, at which time costs would be considered for capitalization based on authoritative accounting literature. These costs are included in selling, general, and administrative expenses in our consolidated statements of operations.

Impact of New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact SFAS No. 161 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We expect to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact SFAS No. 160 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The original required effective date of SFAS No. 157 was the first quarter of 2008, however, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which deferred the adoption date by one year for all nonfinancial assets and nonfinancial liabilities. We are currently evaluating the impact SFAS No. 157 may have on our consolidated financial statements.

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

Commodity Risk – Cash Flow Hedges

As part of our risk management strategy, we use derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months. These hedging activities are conducted to protect gross margins to reduce the potentially adverse effects that market volatility could have on operating results by minimizing our exposure to price volatility on ethanol sale and purchase commitments where the price is to be set at a future date and/or if the contract specifies a floating or index-based price for ethanol that is based on either the New York Mercantile Exchange price of gasoline or the Chicago Board of Trade price of ethanol. In addition, we hedge anticipated sales of ethanol to minimize our exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against our purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in income. For the year ended December 31, 2007, a gain from ineffectiveness in the amount of $2,832,000 and an effective loss in the amount of $1,680,000 were recorded in cost of goods sold. For the year ended December 31, 2006, losses of ineffectiveness in the amount of $239,000 and an effective loss in the amount of $438,000 were recorded in cost of goods sold. For the year ended December 31, 2006, an effective gain in the amount of $1,281,000 was recorded in sales. Amounts remaining in accumulated other comprehensive income (loss) will be reclassified to income upon the recognition of the related purchase or sale. Accumulated other comprehensive loss in the amount of $455,000 associated with commodity cash flow hedges is expected to be recognized in income over the next twelve months. The notional balance of these derivatives as of December 31, 2007 and 2006 was $2,427,000 and $11,588,000, respectively.

Commodity Risk – Non-Designated Derivatives

As part of our risk management strategy, we use forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized a loss of $6,484,000 (of which $3,532,000 is related to settled non-designated hedges) and $0 as the change in the fair value of these contracts for the year ended December 31, 2007 and 2006, respectively. The notional balances remaining on the contracts as of December 31, 2007 and 2006 were $29,999,000 and $0, respectively.

Interest Rate Risk

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives we purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $0 to $21,588,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $0 to $63,219,000 is 5.01%-8.16% per annum. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in income. For the year ended December 31, 2007, losses from ineffectiveness in the amount of $4,836,000, losses from effectiveness in the amount of $147,000 and losses from undesignated hedges in the amount of $606,000 were recorded in other income (expense). For the year ended December 31, 2006, ineffectiveness in the amount of $24,000 was recorded in other income (expense). There was no ineffectiveness for the year ended December 31, 2005. Amounts remaining in accumulated other comprehensive income will be reclassified to income upon the recognition of the hedged interest expense. For the year ending December 31, 2008, we anticipate reclassifying $595,000 to income associated with our cash flow interest rate caps and swaps.

We marked all of our derivative instruments to fair value at each period end, except for those derivative contracts which qualified for the normal purchase and sale exemption pursuant to SFAS No. 133. According to our designation of the derivative, changes in the fair value of derivatives are reflected in net income or accumulated other comprehensive income.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income relative to derivatives for the year ended December 31, 2007 is as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2007	$461	$(265)
Net changes	(2,596)	(1,810)
Less: Amount reclassified to cost of goods sold	(1,680)	—
Less: Amount reclassified to other income (expense)	—	(147)
Ending balance, December 31, 2007	$(455)	$(1,928)
—————
*Calculated on a pretax basis

The estimated fair values of our derivatives were as follows (in thousands):

	December 31,
	2007	2006
Commodity futures	$(1,649)	$329
Interest rate options	(7,091)	125
Total	$(8,740)	$454

Material Limitations

The disclosures with respect to the above noted risks do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the futures contracts may be offset. Actual results will be determined by a number of factors that are not generally under our control and could vary significantly from the factors disclosed.

We are exposed to credit losses in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to our hedged customers’ commitments. Although nonperformance is possible, we do not anticipate nonperformance by any of these parties.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements included in this report, which begin at Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at a reasonable assurance level due to the two material weaknesses discussed immediately below.

In light of the two material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

A material weakness is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as being a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, the following two material weaknesses in our internal control over financial reporting existed:

(1)	We did not have adequate internal control over our accrual of construction-related costs for our ethanol production facilities; and

(2)	We did not exercise oversight of our personnel or their actions in a manner reasonably calculated to ensure compliance under the Credit Agreement governing our credit facility.

The foregoing material weaknesses are described in detail below under the caption “Material Weaknesses and Related Remediation Initiatives.” As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007. If not remediated, these material weaknesses could result in one or more material misstatements in our reported financial statements in a future annual or interim period.

In making its assessment of our internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control—Integrated Framework. Because of the material weaknesses described above, management believes that, as of December 31, 2007, we did not maintain effective internal control over financial reporting.

Our independent registered public accounting firm, Hein & Associates LLP, independently assessed the effectiveness of our internal control over financial reporting. Hein & Associates LLP has issued an attestation report concurring with management’s assessment, which is included herein.

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

Material Weaknesses and Related Remediation Initiatives

(1)           We did not have adequate internal control over our accrual of construction-related costs for our ethanol production facilities, as evidenced by the following control deficiencies:

•
Our auditors discovered that our accounting staff failed to accrue construction-related costs represented by certain invoices that were set aside for review but overlooked by our accounting staff. During the first quarter of 2008, we implemented the following processes to remediate this deficiency:

o
After our accounts payable subledger is closed for the period, our accounting staff is to communicate with our construction managers to determine whether any invoices or progress billings under their review for the reporting period have not been recorded in our accounts payable subledger; and

o
After our accounts payable subledger is closed for the period, our accounting staff is to segregate any future invoices received for posting that relate to the reporting period. These invoices are to be compared to accrual balances to support the existing construction accruals.

•
Our period-end closing process lacked a method for determining an estimate for invoices not yet received for construction costs as to which we believe a contract liability existed at the end of the reporting period. During the first quarter of 2008, we implemented the following processes to remediate this deficiency:

o
During our period-end closing process, and after our accounts payable subledger is closed for the period, our accounting staff and senior management are to perform construction cost trending analyses for subsidiaries with significant construction related activities during the period. The trend analyses are to be based on vendor activity and management is to review the trend for reasonableness.

We believe that we did, however, maintain adequate controls to ensure accruals were properly recorded for non-construction related invoices received subsequent to the closing of our accounts payable subledger. This material weakness resulted in adjustments to our consolidated balance sheet as of December 31, 2007 but had no impact to our consolidated statements of operations for the year ended December 31, 2007. If not remediated, this material weakness could, however, result in one or more material misstatements in our reported financial statements in a future annual or interim period.

(2)           We did not exercise oversight of our personnel or their actions in a manner reasonably calculated to ensure compliance under the Credit Agreement governing our credit facility, as evidenced by the following control deficiencies:

•
Under the terms of the Credit Agreement, we are generally required to deposit all revenues related to the production facilities financed under the Credit Agreement in segregated revenue accounts which are controlled by our lenders. The Credit Agreement includes specific covenants governing our use of those funds. On Wednesday, March 12, 2008, our senior management was informed that an unauthorized deviation from the Credit Agreement requirements related to the segregated revenue accounts had occurred.  These actions, which we believe began in August 2007, were apparently undertaken for the purpose of optimizing our cash position and resulted in the violation of a number of covenants in the Credit Agreement. Based our current analysis, we believe that the net amount of cash that was diverted from the segregated revenue accounts to other internal uses was approximately $3.9 million, which constituted a default under the Credit Agreement.

•
The Credit Agreement required that, on the date of the initial loan fundings for our Madera and Boardman facilities, a designated debt service reserve related to the loans should have been deposited into a debt service reserve account controlled by our lenders.  The amount of $3.4 million has not been deposited as required by the Credit Agreement, which constitutes a default under the Credit Agreement.

•
The Credit Agreement limits us to no more than seven separate Eurodollar loans outstanding at any time. We had eight Eurodollar loans outstanding, which constitutes a default under the Credit Agreement.

•
The Credit Agreement provides that the “final completion” of our Madera and Boardman facilities should already have occurred. One of the conditions to “final completion” is that the borrowers pay all remaining project costs related to the construction of the particular plant. We are still in the process of negotiating final payments with certain contractors.  Both facilities commenced operations and we received loan fundings for the facilities notwithstanding the failure to achieve “final completion” by the stated deadline, which constitutes a default under the Credit Agreement.

During the first quarter of 2008, we implemented the following processes to remediate these deficiencies:

•	We have reassigned cash management responsibilities to our Chief Financial Officer.

•
Our Chief Financial Officer is to perform a review of all debt covenants in place as of December 31, 2007 and determine whether we are in compliance with those covenants; as to any covenants with which we are not in compliance, our Chief Financial Officer is to undertake remediation actions to ensure compliance with those covenants in the future.

•
Our Chief Financial Officer is to review, at the end of each future reporting period, compliance reports prepared by his designee, for all debt covenants as to which we received waivers from our lenders.

This material weakness did not result in any adjustments to our 2007 consolidated financial statements. If not remediated, this material weakness could, however, result in one or more material misstatements in our reported financial statements in a future annual or interim period.

Expected Remediation Date and Expenditures

Management expects that our internal control over financial reporting as to the material weaknesses described above will be tested, and the material weaknesses will be remediated, by September 30, 2008.  Management is unable, however, to estimate our expenditures associated with this remediation, but we do not expect them to be significant, except that we were required to pay a consent fee in the aggregate amount of up to approximately $600,000 in connection with the waivers from our lenders as to certain defaults under our Credit Agreement, including as a result of the material weaknesses described above that existed as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Management
Pacific Ethanol, Inc.
Sacramento, California

We have audited Pacific Ethanol, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacific Ethanol, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

1.	The Company did not have adequate internal control over its accrual of construction-related costs for its ethanol production facilities; and

2.	The Company did not exercise oversight of its personnel or their actions in a manner reasonably calculated to ensure compliance under the Credit Agreement governing its credit facility.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 27, 2008 on those consolidated financial statements

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Pacific Ethanol, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Ethanol, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, of Pacific Ethanol, Inc. and our report dated March 27, 2008 expressed an unqualified opinion thereon.

/s/ HEIN & ASSOCIATES LLP

Irvine, California
March 27, 2008

  Item 9A(T).     Controls and Procedures.

Not applicable.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information under the captions “Information about our Board of Directors, Board Committees and Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 11.     Executive Compensation.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Certain Relationships and Related Transactions” and “Information about our Board of Directors, Board Committees and Related Matters—Director Independence” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 14.     Principal Accounting Fees and Services.

The information under the caption “Principal Accounting Fees and Services,” appearing in the Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Reference is made to the financial statements listed on and attached following the Index to Consolidated Financial Statements contained on page F-1 of this report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 31, 2007, 2006 and 2005	F-6

Consolidated Statement of Stockholders’ Equity for the Years Ended
December 31, 2007, 2006 and 2005	F-7

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007, 2006 and 2005	F-10

Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pacific Ethanol, Inc.
Sacramento, California

We have audited the accompanying consolidated balance sheets of Pacific Ethanol, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Ethanol, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Ethanol, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 27, 2008 expressed an opinion that Pacific Ethanol, Inc. had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ HEIN & ASSOCIATES LLP

Irvine, California
March 27, 2008

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
ASSETS	2007	2006

Current Assets:
Cash and cash equivalents	$5,707	$44,053
Investments in marketable securities	19,353	39,119
Accounts receivable, net (including $7 and $1,195 as of December 31, 2007 and 2006, respectively, from a related party)	28,034	29,322
Restricted cash	780	1,567
Inventories	18,540	7,595
Prepaid expenses	1,498	1,053
Prepaid inventory	3,038	2,029
Derivative instruments	1,613	551
Other current assets	3,630	1,756
Total current assets	82,193	127,045
Property and equipment, net	468,704	196,156
Other Assets:
Restricted cash	—	24,851
Deposits and advances	81	9,040
Goodwill	88,168	85,307
Intangible assets, net	6,324	10,155
Other assets	6,130	1,266
Total other assets	100,703	130,619
Total Assets	$651,600	$453,820

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
Current Liabilities:
Accounts payable – trade	$22,641	$8,958
Accrued liabilities	5,570	3,130
Accounts payable and accrued liabilities – construction-related	55,203	3,031
Contract retentions	5,358	357
Other liabilities – related parties	900	9,422
Current portion – long-term notes payable	11,098	4,125
Short-term note payable	6,000	—
Derivative instruments	10,353	97
Other current liabilities	2,956	1,831
Total current liabilities	120,079	30,951

Notes payable, net of current portion	151,188	28,970
Other liabilities	1,965	1,091
Total Liabilities	273,232	61,012
Commitments and contingencies (Notes 9, 16 and 17)
Noncontrolling interest in variable interest entity	96,082	94,363
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,315,625 and 5,250,000 shares issued and outstanding as of December 31, 2007 and 2006, respectively	5	5
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,606,214 and 40,269,627 shares issued and outstanding as of December 31, 2007 and 2006, respectively	41	40
Additional paid-in capital	402,932	397,536
Accumulated other comprehensive income (loss)	(2,383)	545
Accumulated deficit	(118,309)	(99,681)
Total stockholders’ equity	282,286	298,445
Total Liabilities and Stockholders’ Equity	$651,600	$453,820

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net sales (including $6,039, $16,985 and $9,060 for the years ended December 31, 2007, 2006 and 2005, respectively, to a related party)	$461,513	$226,356	$87,599
Cost of goods sold	428,614	201,527	84,444
Gross profit	32,899	24,829	3,155
Selling, general and administrative expenses	30,822	24,641	12,638
Income (loss) from operations	2,077	188	(9,483)
Other income (expense), net	(6,801)	3,426	(440)
Income (loss) before provision for income taxes and noncontrolling interest in variable interest entity	(4,724)	3,614	(9,923)
Provision for income taxes	—	—	—
Income (loss) before noncontrolling interest in variable interest entity	(4,724)	3,614	(9,923)
Noncontrolling interest in variable interest entity	(9,676)	(3,756)	—
Net loss	$(14,400)	$(142)	$(9,923)
Preferred stock dividends	$(4,200)	$(2,998)	$—
Deemed dividend on preferred stock	(28)	(84,000)	—
Loss available to common stockholders	$(18,628)	$(87,140)	$(9,923)
Net loss per share, basic and diluted	$(0.47)	$(2.50)	$(0.40)
Weighted-average shares outstanding, basic and diluted	39,895	34,855	25,066

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Net loss	$(14,400)	$(142)	$(9,923)
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net change in the fair value of derivatives, net of tax	(2,579)	196	—
Unrealized gain on restricted available-for-sale securities	(349)	349	—
Comprehensive income (loss)	$(17,328)	$403	$(9,923)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2005	—	—	13,446	$13	$5,004	$—	$(3,661)	$1,356
Amounts received from shareholder	—	—	—	—	67	—	—	67
Issuance of shares in private placement, net of offering costs of $2,125	—	—	7,000	7	18,868	—	—	18,875
Share exchange	—	—	7,090	7	13,577	—	—	13,584
Acquisition costs in excess of cash acquired	—	—	—	—	481	—	—	481
Compensation expense related to issuance of warrants for consulting services	—	—	—	—	927	—	—	927
Stock issued for exercise of warrants for cash	—	—	237	—	490	—	—	490
Stock issued for cashless exercise of warrants	—	—	34	—	—	—	—	—
Compensation expense for options issued to employees	—	—	—	—	80	—	—	80
Compensation expense for employee option converted into a warrant	—	—	—	—	233	—	—	233
Stock issued for exercise of stock options for cash	—	—	78	—	450	—	—	450
Stock issued for cashless exercise of stock options	—	—	89	1	(1)	—	—	—
Issuance of stock to employees	—	—	70	—	651	—	—	651
Conversion of LDI debt	—	—	830	1	1,244	—	—	1,245
Comprehensive loss	—	—	—	—	—	—	(9,923)	(9,923)
Balances, December 31, 2005	—	$—	28,874	$29	$42,071	$—	$(13,584)	$28,516

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (CONTINUED)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2006	—	$—	28,874	$29	$42,071	$—	$(13,584)	$28,516
Cumulative effect adjustment (Note 11)	—	—	—	—	—	—	1,043	1,043
Issuance of preferred stock, net of offering costs of $1,434	5,250	5	—	—	82,561	—	—	82,566
Beneficial conversion feature on issuance of preferred stock and preferred dividend declared	—	—	—	—	84,000	—	(86,998)	(2,998)
Issuance of common stock for private investment in public equity, net of offering costs of $7,381	—	—	5,497	5	137,614	—	—	137,619
Exercise of warrants and Accessity options	—	—	71	—	89	—	—	89
Share-based compensation expense – restricted stock to employees and directors, net of cancellations	—	—	894	1	3,047	—	—	3,048
Common stock issued for purchase of 42% interest in Front Range	—	—	2,082	2	30,006	—	—	30,008
Fair value of warrants issued for purchase of 42% interest in Front Range	—	—	—	—	5,087	—	—	5,087
Collection of stockholder receivable	—	—	—	—	1	—	—	1
Share-based compensation expense – options and warrants to employees and consultants	—	—	—	—	3,201	—	—	3,201
Stock issued for exercise of warrants for cash	—	—	2,518	3	8,556	—	—	8,559
Stock issued for cashless exercise of warrants	—	—	150	—	—	—	—	—
Stock issued for exercise of stock options for cash	—	—	183	—	1,303	—	—	1,303
Comprehensive income	—	—	—	—	—	545	(142)	403
Balances, December 31, 2006	5,250	$5	40,269	$40	$397,536	$545	$(99,681)	$298,445

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (CONTINUED)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2007	5,250	$5	40,269	$40	$397,536	$545	$(99,681)	$298,445
Share-based compensation expense – restricted stock to employees and directors, net of cancellations	—	—	(34)	—	1,729	—	—	1,729
Share-based compensation expense – options and warrants to employees and consultants	—	—	—	—	333	—	—	333
Stock issued for exercise of warrants for cash	—	—	128	—	363	—	—	363
Stock issued for exercise of stock options for cash	—	—	243	1	1,893	—	—	1,894
Beneficial conversion feature on issuance of preferred stock and preferred dividends declared	66	—	—	—	1,078	—	(4,228)	(3,150)
Comprehensive loss	—	—	—	—	—	(2,928)	(14,400)	(17,328)
Balances, December 31, 2007	5,316	$5	40,606	$41	$402,932	$(2,383)	$(118,309)	$282,286

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Operating Activities:
Net loss	$(14,400)	$(142)	$(9,923)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	17,513	3,998	766
Noncontrolling interest in variable interest entity	9,676	3,756	—
Loss on derivative instruments	6,617	162	—
Amortization of deferred financing fees	4,726	1,069	21
Non-cash compensation expense	2,074	4,466	963
Non-cash consulting expense	151	1,782	1,099
Loss on disposal of equipment	81	—	—
Bad debt expense	58	83	—
Interest expense relating to amortization of debt discount	—	404	428
Feasibility study expensed in connection with acquisition of ReEnergy	—	—	852
Acquisition cost expense in excess of cash received	—	—	481
Discontinued design of cogeneration facility	—	—	311
Expiration of option acquired in acquisition of ReEnergy	—	—	120
Changes in operating assets and liabilities:
Accounts receivable	1,230	(20,939)	(2,427)
Restricted cash	787	(1,570)	—
Notes receivable, related party	—	136	(131)
Inventories	(10,945)	(3,697)	219
Prepaid expenses and other assets	(1,649)	(1,030)	(515)
Prepaid inventory	(1,009)	(679)	(1,042)
Other receivable	—	—	(22)
Accounts payable and accrued expenses	10,332	2,498	7,242
Accounts payable, and accrued expenses (related party)	(8,524)	1,559	5,565
Net cash provided by (used in) operating activities	16,718	(8,144)	4,007
Investing Activities:
Additions to property and equipment	(210,482)	(82,454)	(17,273)
Restricted cash designated for construction projects	24,851	(24,851)	—
Proceeds from sales of available-for-sale investments	19,417	—	12,250
Advances on equipment	—	(9,041)	—
Purchases of available-for-sale investments	—	(28,962)	(15,000)
Acquisition of 42% interest in Front Range, net of cash received	—	(29,514)	—
Net cash acquired in acquisition of Kinergy, ReEnergy and Accessity	—	—	3,327
Cash payments in connection with share exchange transaction	—	—	(541)
Payment on deposit	—	—	(14)
Net cash used in investing activities	$(166,214)	$(174,822)	$(17,251)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Financing Activities:
Proceeds from borrowings	$137,725	$1,950	$—
Proceeds from exercise of warrants and stock options	2,257	9,951	939
Cash paid for debt issuance costs	(10,261)	(3,036)	—
Principal payments paid on borrowings	(8,678)	(1,005)	—
Principal payments paid on borrowings (related party)	—	(3,600)	—
Principal payments on capital lease	(59)	—	—
Payment on notes payable, Kinergy and ReEnergy	—	—	(2,097)
Proceeds from notes payable, related party	—	—	280
Payment on notes payable, related party	—	—	(300)
Proceeds from sale of common stock, net	—	137,619	18,875
Proceeds from sale of preferred stock, net	—	82,566	—
Preferred share dividend paid	(4,200)	(1,948)	—
Dividend payments to noncontrolling interests	(5,634)	—	—
Receipt of stockholder receivable	—	1	68
Net cash provided by financing activities	111,150	222,498	17,765
Net increase (decrease) in cash and cash equivalents	(38,346)	39,532	4,521
Cash and cash equivalents at beginning of period	44,053	4,521	—
Cash and cash equivalents at end of period	$5,707	$44,053	$4,521

Supplemental Information:
Interest paid ($8,494, $671 and $298 capitalized)	$9,467	$966	$387
Non-cash financing and investing activities:
Change in fair value of derivative instruments	$2,579	$196	$—
Preferred stock dividend declared	$1,078	$1,050	$—
Deemed dividend on preferred stock (Note 13)	$28	$84,000	$—
Unrealized gain on restricted available-for-sale securities	$(349)	$349	$—
Accrued additions to construction in progress	$52,172	$3,031	$—
Accounts payable converted to short-term note payable	$6,000	$—	$—
Transaction costs associated with acquisition of 42% interest in Front Range	$—	$304	$—
Issuance of common stock associated with acquisition of 42% interest in Front Range	$—	$30,008	$—
Issuance of warrant associated with acquisition of 42% interest in Front Range	$—	$5,087	$—
Cumulative effect adjustment (Note 11)	$—	$2,134	$—
Conversion of debt to equity	$—	$—	$1,245
Purchase of ReEnergy with stock	$—	$—	$316
Capital lease obligation	$203	$—	$—
Shares contributed by stockholder in purchases of ReEnergy and Kinergy	$—	$—	$1,518
Purchases of ReEnergy and Kinergy with stock	$—	$—	$9,804

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS.

Organization and Business – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and all of its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation (“PEI California”), Kinergy Marketing, LLC, an Oregon limited liability company (“Kinergy”) and ReEnergy, LLC, a California limited liability company (“ReEnergy”), and, effective October 17, 2006, the consolidated financial statements of Front Range Energy, LLC, a Colorado limited liability company (“Front Range”), a variable-interest entity of which Pacific Ethanol, Inc. owns 42% (collectively, the “Company”).

The Company produces and sells ethanol and its co-products, including wet distillers grain (“WDG”), and provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado and Idaho. The Company produces its ethanol and co-products through its two ethanol production facilities located in Madera, California and Boardman, Oregon. The Madera facility, with annual production capacity of up to 40 million gallons, has been in operation since October 2006 and the Boardman facility, with annual production capacity of up to 40 million gallons, has been in operation since September 2007. In addition, the Company owns a 42% interest in a facility with annual production capacity of up to 50 million gallons in Windsor, Colorado, as a result of its acquisition of 42% of the membership interests of Front Range. The Company sells ethanol to gasoline refining and distribution companies and WDG to dairy operators and animal feed distributors.

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

The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror. The Company has consolidated the results of PEI California, Kinergy and ReEnergy beginning March 23, 2005, the date of the Share Exchange Transaction. The Company’s results of operations for the year ended December 31, 2005 consist of the operations of PEI California for the twelve month period and the operations of Kinergy and ReEnergy from March 23, 2005 through December 31, 2005, and the Company’s results of operations for the year ended December 31, 2006 include the operations of PEI California, Kinergy and ReEnergy for the entire twelve month period. (See Note 2.)

Liquidity

The Company has incurred significant losses in the past. For the years ended December 31, 2007, 2006 and 2005, the Company incurred net losses of approximately $14.4 million, $142,000 and $9.9 million, respectively. In March 2008, the Company became aware of various events or circumstances which constituted defaults under its Credit Agreement. On March 26, 2008, the Company obtained waivers from its lenders as to the defaults. Consequently, as of December 31, 2007, certain amounts borrowed under the Credit Agreement that, without the waivers, may have been classified as short-term liabilities have been classified as long-term liabilities resulting in additional working capital as of December 31, 2007. Nevertheless, the Company had a working capital deficiency of $37.9 million as of December 31, 2007. Based on management's forecasts for 2008 and additional funding received in March 2008 from the sale of preferred stock, management believes that current and future capital resources, revenues generated from operations and other existing sources of liquidity, including available proceeds from the Company's existing debt financing, will be adequate to fund its operations through 2008 and meet its capital expenditure requirements to reach its goal of 220 million gallons of annual production capacity in 2008 upon completion of its Burley and Stockton facilities.  (See Notes 9 and 20.)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Pacific Ethanol, each of its wholly-owned subsidiaries, and effective October 17, 2006, Front Range. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Investments in Marketable Securities – The Company’s short-term investments consist of amounts held in variable rate preferred stock, money market portfolio funds and United States Treasury Securities, which represented funds available for current operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments are classified as available-for-sale and are carried at the fair market value. These securities had stated maturities beyond three months but were priced and traded as short-term instruments. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses on sales of available-for-sale securities are computed based upon the initial cost adjusted for any other-than-temporary declines in fair value. The cost of investments sold is determined on the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts.

The Company sells ethanol to gasoline refining and distribution companies and WDG to dairy operators and animal feed distributors generally without requiring collateral. Due to a limited number of these customers, the Company had significant concentrations of credit risk as of December 31, 2007 and 2006, as described below.

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

The allowance for doubtful accounts was $58,000 and $83,000 as of December 31, 2007 and 2006, respectively. The Company had no material bad debt expense for the period from January 1, 2005 to December 31, 2007. The Company does not have any off-balance sheet credit exposure related to its customers.

Concentrations of Credit Risk – Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk, whether on- or off-balance sheet, that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The accounts maintained by the Company at financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s uninsured balance was $8,460,000 and $109,804,000 as of December 31, 2007 and 2006, respectively. The uninsured balance at December 31, 2006 included $28,000,000 of United States Government issued marketable securities, including treasuries and agencies. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk of loss of cash.

The Company sells fuel-grade ethanol to gasoline refining and distribution companies. During the years ended December 31, 2007, 2006 and 2005, the Company had sales from customers representing 10% or more of total net sales as follows:

	2007	2006	2005
Customer A	16%	12%	11%
Customer B	16%	9%	9%
Customer C	6%	13%	18%
Customer D	4%	8%	10%

As of December 31, 2007, the Company had receivables from these customers of approximately $5,152,000, representing 18% of total accounts receivable. As of December 31, 2006, the Company had receivables from these customers of approximately $11,468,000, representing 39% of total accounts receivable.

The Company purchases fuel-grade ethanol and corn, its largest cost component in producing ethanol, from its suppliers. During the years ended December 31, 2007, 2006 and 2005, the Company had purchases from ethanol and corn suppliers representing 10% or more of total purchases in the purchase and production of ethanol as follows:

	2007	2006	2005
Supplier A	20%	0%	0%
Supplier B	14%	6%	0%
Supplier C	13%	22%	9%
Supplier D	9%	11%	17%
Supplier E	9%	17%	22%
Supplier F	6%	5%	20%

Restricted Cash – Current Asset – The restricted cash balance of $780,000 and $1,567,000 as of December 31, 2007 and 2006, respectively, was the balance of deposits held at the Company’s trade broker in connection with trading instruments entered into as part of the Company’s hedging strategy.

Inventories – Inventories consist primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$3,647	$3,709
Work in progress	1,809	873
Finished goods	12,064	2,452
Other	1,020	561
Total	$18,540	$7,595

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment – Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Site improvements and utilities	25 years
Facilities and plant equipment	10 – 25 years
Other equipment and vehicles	7 – 10 years
Office furniture, fixtures and equipment	5 – 10 years
Water rights	99 years

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

Restricted Cash – Other Assets – The long-term restricted cash balance at December 31, 2006 of $24,851,000 is the remaining balance of the $80,000,000 in cash received in connection with the issuance of 5,250,000 shares of the Company’s Series A Preferred Stock, which has been disbursed to the Company in accordance with the terms of a deposit agreement between the Company and Comerica Bank. (See Note 13.) The restricted funds balance of $24,851,000 at December 31, 2006 consisted of cash and cash equivalents.

Advertising Costs – Advertising costs are charged to expense as incurred. Advertising costs were $84,000, $101,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Shipping and Handling Costs – Shipping and handling costs are classified as a component of cost of goods sold in the accompanying statements of operations.

Net Income (Loss) Per Share – The Company computes income (loss) per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic income (loss) per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net income and are considered in the calculation of income (loss) available to common stockholders in computing basic income (loss) per share. In periods in which there is a loss available to common stockholders, diluted income per share is equal to basic income per share.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table computes basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Numerator (basic and diluted):
Net loss	$(14,400)	$(142)	$(9,923)
Preferred stock dividends	(4,200)	(2,998)	—
Deemed dividend on preferred stock	(28)	(84,000)	—
Loss available to common stockholders	(18,628)	(87,140)	(9,923)
Denominator:
Weighted-average common shares outstanding – basic and diluted	39,895	34,855	25,066
Net loss per share – basic and diluted	$(0.47)	$(2.50)	$(0.40)

There were an aggregate of 10,750,000, 14,568,000 and 3,832,000 of potentially dilutive shares from stock options, common stock warrants and convertible securities outstanding as of December 31, 2007, 2006 and 2005, respectively. These options, warrants and convertible securities were not considered in calculating diluted net loss per common share for the years ended December 31, 2007, 2006 and 2005, as their effect would be anti-dilutive. As a result, for each of the years ended December 31, 2007, 2006 and 2005, the Company’s basic and diluted net loss per share are the same.

Financial Instruments – SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying values of its notes payable and long-term debt approximate fair value because the interest rates on these instruments are variable. As of December 31, 2007 and 2006, the fair value of all financial instruments approximated their carrying values.

Costs of Start-Up Activities – Start-up activities are defined broadly in American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation or activities related to organizing a new entity. The Company’s start-up activities consist primarily of costs associated with new or potential sites for ethanol production facilities. All the costs associated with a potential site are expensed, until the site is considered viable by management, at which time costs would be considered for capitalization based on authoritative accounting literature. These costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Deferred Financing Costs – Deferred financing costs, which are included in other assets, are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method. To the extent these fees relate to facility construction, a portion is capitalized with the related interest expense into construction in progress until such time as the facility is placed into operation.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation of Variable-Interest Entities – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, and in December 2003, amended it by issuing FIN 46(R). FIN 46(R) addresses consolidation by business enterprises of variable interest entities that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) have equity investors that lack an essential characteristic of a controlling financial interest. Under FIN 46(R), the primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which can be ownership, contractual, or other financial interests that change with the fair value of the entity’s net assets.

The Company has determined that Front Range meets the definition of a variable interest entity under FIN 46(R). The Company has also determined that it is the primary beneficiary and is therefore required to treat Front Range as a consolidated subsidiary for financial reporting purposes rather than use equity investment accounting treatment. As a result, the Company consolidates the financial results of Front Range, including its entire balance sheet with the balance of the noncontrolling interest displayed between liabilities and equity, and the income statement after intercompany eliminations with an adjustment for the noncontrolling interest in net income, in each case since its acquisition on October 17, 2006. Under FIN 46(R), and as long as the Company is deemed the primary beneficiary of Front Range, it must treat Front Range as a consolidated subsidiary for financial reporting purposes.

Impairment of Long-Lived Assets – The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of assets could be less then their net book value. In such event, the Company assesses long-lived assets for impairment by determining their fair value based on the forecasted, undiscounted cash flows the assets are expected to generate plus the net proceeds expected from the sale of the asset. An impairment loss would be recognized when the fair value is less than the related asset’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and capital spending decisions of the Company’s customers.

The Company believes the future cash flows to be received from its long-lived assets will exceed the carrying value of the assets, and, accordingly, the Company has not recognized any impairment losses through December 31, 2007.

Goodwill – Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires an annual review for impairment, or more frequently if indications of impairment arise. This review includes the determination of each reporting unit’s fair value using market multiples and discounted cash flow modeling. The Company is operating as a single-segmented, single-reporting unit. The estimates of future cash flows are judgments based on management’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These estimates can be significantly affected by future changes in market conditions, the economic environment, including inflation, and capital spending decisions of the Company’s customers. Any assessed impairments will be permanent and expensed in the period in which the impairment is determined. If the Company determines through its assessment process that any of its goodwill requires impairment charges, the charges will be recorded in selling, general and administrative expenses in the consolidated statements of operations.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performed its annual review of impairment and did not recognize any impairment losses for the years ended December 31, 2007, 2006 and 2005.

Intangible Assets – Intangible assets have been identified as assets with definite lives. The Company will amortize these assets over their established lives, generally 2-10 years. Additionally, the Company will test these assets with established lives for impairment if conditions exist that indicate that carrying values may not be recoverable. Possible conditions leading to the unrecoverability of these assets include changes in market conditions, changes in future economic conditions or changes in technological feasibility that impact the Company’s assessments of future operations. If the Company determines that  an impairment charge is needed, the charge will be recorded in selling, general and administrative expenses in the consolidated statements of operations.

Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured in conformity with the Securities and Exchange Commission’s (“Commission”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

The Company derives revenue primarily from sales of ethanol and related co-products. The Company recognizes revenue when title transfers to its customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, the Company engages in three basic types of revenue generating transactions:

•	As a producer. Sales as a producer consist of sales of the Company’s inventory produced at its ethanol production facilities.

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

•
As an agent. Sales as an agent consist of sales to customers through purchases from third-party suppliers in which, depending upon the terms of the transactions, title to the product may technically pass to the Company, but the risks and rewards of inventory ownership remains with third-party suppliers as the Company receives a predetermined service fee under these transactions and therefore acts predominantly in an agency capacity. When acting as an agent for third-party suppliers, the Company conducts back-to-back purchases and sales in which it matches ethanol purchase and sales contracts of like quantities and delivery periods.

The Company records revenues based upon the gross amounts billed to its customers in transactions where the Company acts as a producer or a merchant and obtains title to ethanol and its co-products and therefore owns the product and any related, unmitigated inventory risk for the ethanol, regardless of whether the Company actually obtains physical control of the product.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When the Company acts in an agency capacity, it records revenues based on the principles of Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. The Company recognizes revenue on a net basis or recognizes its predetermined agency fees only, based upon the amount of net revenues retained in excess of amounts paid to suppliers. Revenue from sales of third-party ethanol and its co-products is recorded net of costs when the Company is acting as an agent between the customer and supplier and gross when the Company is a principal to the transaction. Several factors are considered to determine whether the Company is acting as an agent or principal, most notably whether the Company is the primary obligor to the customer, whether the Company has inventory risk and related risk of loss. Consideration is also given to whether the Company has latitude in establishing the sales price or has credit risk, or both.

Stock-Based Compensation – On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

Derivative Instruments and Hedging Activities – Beginning in 2006, the Company implemented a policy to minimize its exposure to commodity price risk associated with certain anticipated commodity purchases and sales and interest rate risk associated with anticipated corporate borrowings by using derivative instruments. The Company accounts for its derivative transactions in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Derivative transactions, which can include forward contracts and futures positions on the New York Mercantile Exchange and the Chicago Board of Trade and interest rate caps and swaps are recorded on the balance sheet as assets and liabilities based on the derivative’s fair value. Changes in the fair value of the derivative contracts are recognized currently in income unless specific hedge accounting criteria are met. If derivatives meet those criteria, effective gains and losses are deferred in accumulated other comprehensive income and later recorded together with the hedged item in income. For derivatives designated as a cash flow hedge, the Company formally documents the hedge and assesses the effectiveness with associated transactions. The Company has designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales.

Income Taxes – Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining allowance for doubtful accounts, estimated lives of property and equipment and intangibles, goodwill and long-lived asset impairments, valuation allowances on deferred income taxes, and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassification had no effect on the net loss reported in the consolidated statements of operations.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements – In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact SFAS No. 161 may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The original required effective date of SFAS No. 157 for the Company was the first quarter of 2008, however, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which deferred the adoption date by one year for all nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact SFAS No. 157 may have on its consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	BUSINESS COMBINATIONS.

Acquisition of Interest in Front Range – On October 17, 2006, the Company entered into a Membership Interest Purchase Agreement with Eagle Energy to acquire Eagle Energy’s 42% interest in Front Range. Front Range was formed on July 29, 2004 to construct and operate a 50 million gallon dry mill ethanol plant in Windsor, Colorado. Front Range began producing ethanol in June 2006.

As consideration for the acquisition of Eagle Energy’s interest in Front Range, the Company paid to Eagle Energy $30,000,000 in cash, 2,081,888 shares of common stock valued at $30,008,000 under the valuation provisions of the agreement and a warrant to purchase up to 693,963 shares of common stock at an exercise price of $14.41 per share. The warrant expired unexercised on October 17, 2007. The Company utilized EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, to establish the market price of the securities issued in the transaction where the measurement date was determined to be the date at which the number of acquirer shares and the amount of consideration becomes fixed and determinable without subsequent revision. In the transaction, the measurement date on which the shares to be issued became fixed and determinable was October 17, 2006 and the common stock valuation price was $14.41 per share, pursuant to the terms of the Front Range acquisition agreement, whereby the 10-day volume-weighted-average trading price prior to closing was used in determining the number of exercisable shares in the warrant. Using the Black-Scholes option-pricing model, the value of this warrant on the measurement date was $5,087,000. The total value of the consideration paid to Eagle Energy was $65,095,000. The Company incurred, and has capitalized, transaction costs associated with this acquisition of $517,000. The following summarizes the Company’s estimated fair values of the Front Range tangible and intangible assets and liabilities acquired, which have been revised for activity in 2007 as discussed in Note 6 (in thousands):

Total Current Assets	$15,090
Property and Equipment	92,376
Other Assets	584
Intangible Assets:
Customer backlogs	3,900
Non-compete covenants	400
Goodwill	83,468
Total Intangible Assets	87,768
Total Assets	195,818

Total Current Liabilities	(10,847)
Long Term Debt	(28,753)
Total Liabilities	(39,600)
Noncontrolling interest in variable interest entity	(90,606)
Net Assets	$65,612

Cash issued to Eagle Energy	$30,000
Stock issued to Eagle Energy	30,008
Value of warrant issued to Eagle Energy	5,087
Acquisition expenses	517
Transaction value	$65,612

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Company’s acquisition of its ownership interest in Front Range, the Company, directly or through one of its subsidiaries, had entered into four marketing and management agreements with Front Range.

The Company entered into a marketing agreement with Front Range on August 19, 2005 that provided the Company with the exclusive right to act as an agent to market and sell all of Front Range’s ethanol production. The marketing agreement was amended on August 9, 2006 to extend the Company’s relationship with Front Range to allow the Company to act as a merchant under the agreement. The marketing agreement was amended again on October 17, 2006 to provide for a term of six and a half years with provisions for annual automatic renewal thereafter.

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

The Company entered into a management agreement with Front Range on August 30, 2005 under which the Company is to provide management services to Front Range relating to construction management and operational support. These services are advisory in nature as Front Range management retains ultimate decision making authority. The Company is to receive an annual management fee of $150,000 under this agreement. The management agreement has a term of three years with provisions for annual automatic renewal thereafter. This agreement was terminated by mutual agreement on February 28, 2007.

The Company’s acquisition of its ownership interest in Front Range does not impact the Company’s rights or obligations under any of these agreements.

Share Exchange Transaction – On March 23, 2005, the shareholders of PEI California and the holders of the membership interests of each of Kinergy and ReEnergy, completed the Share Exchange Transaction. The Share Exchange Transaction has been accounted for as a reverse acquisition whereby PEI California is deemed to be the accounting acquiror.

The following table summarizes the assets acquired and liabilities assumed in connection with the Share Exchange Transaction (in thousands):

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Accessity March 23, 2005	Kinergy March 23, 2005	ReEnergy March 23, 2005	Total

Total Current Assets	$2,870	$3,861	$3	$6,734
Property and Equipment	—	7	—	7
Other Assets - Land option	—	—	120	120
Total Intangible Assets (Note 6)	—	10,816	—	10,816
Total Assets	2,870	14,684	123	17,677
Total Current Liabilities	(222)	(3,868)	(3)	(4,093)
Net Assets	$2,648	$10,816	$120	$13,584

Expense for services rendered in connection with feasibility study	$—	$—	$852	$852
Stock Issued	2,339	3,875	125	6,339
Stock issued to Accessity officers	600	—	—	600
Stock Issued as finders fee	150	—	—	150
Total Stock Issued	3,089	3,875	125	7,089

Reverse Acquisition – Immediately prior to the consummation of the Share Exchange Transaction, Accessity reincorporated in the State of Delaware under the name “Pacific Ethanol, Inc” through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the Reincorporation Merger. In connection with the Reincorporation Merger, the shareholders of Accessity became stockholders of the Company and the Company succeeded to the rights, properties and assets and assumed the liabilities of Accessity.

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

Kinergy Acquisition – In connection with the Share Exchange Transaction, the Company issued 3,875,000 shares of common stock to the sole limited liability company member of Kinergy to acquire Kinergy. This stock was valued at $9,804,000.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ReEnergy Acquisition – The Company made a $150,000 cash payment and issued 125,000 shares of stock valued at $316,000 for the acquisition of ReEnergy. In addition, immediately prior to the closing of the Share Exchange Transaction, the Company’s and PEI California’s Chairman of the Board of Directors, sold 200,000 shares of PEI California’s common stock to the individual members of ReEnergy at $0.01 per share, to compensate them for facilitating the closing of the Share Exchange Transaction. The contribution of these shares increased the purchase price by $506,000 for a total of $972,000. Of this amount, $120,000 was recorded as an asset for an option to acquire land and because the acquisition of ReEnergy was not deemed to be an acquisition of a business, the remaining purchase price of $852,000 was recorded as an expense for services rendered in connection with a feasibility study. Upon expiration of ReEnergy’s option on December 15, 2005, the Company expensed the $120,000 asset associated with the fair value of the option.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, as though the acquisitions of Kinergy and Front Range occurred as of January 1, 2005. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results (in thousands, except per share data):

	December 31,
	2006	2005(1)
Net sales	$244,046	$111,187
Net income (loss)	$7,026	$(13,095)
Preferred stock dividends	$(2,998)	$—
Deemed dividend on preferred stock	(84,000)	—
Loss available to common stockholders	(79,972)	(13,095)
Basic loss per share of common stock	$(2.30)	$(0.52)

___________
(1)	Front Range’s ethanol production facility became operational in June 2006 and accordingly, no sales revenues and only administrative expenses were incurred during 2005.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	INVESTMENTS IN MARKETABLE SECURITIES.

The cost, gross unrealized gains (losses) and fair value of the available-for-sale securities by security type are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
As of December 31, 2007:
Available-for-sale:
Short-term marketable securities	$19,353	$—	$—	$19,353
Total marketable securities	$19,353	$—	$—	$19,353

As of December 31, 2006:
Available-for-sale:
U.S. Treasury securities	$27,651	$349	$—	$28,000
Other short-term marketable securities	11,119	—	—	11,119
Total marketable securities	$38,770	$349	$—	$39,119

4.	RELATED PARTY NOTES RECEIVABLE.

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

5.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Land	$5,848	$4,350
Water rights – capital lease	1,613	1,613
Facilities	71,383	43,928
Equipment and vehicles	192,045	125,489
Office furniture, fixtures and equipment	2,510	1,368
Construction in progress	213,157	23,612
	486,556	200,360
Accumulated depreciation	(17,852)	(4,204)
	$468,704	$196,156

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, the Company had completed construction of two ethanol production facilities in Madera, California and Boardman, Oregon, which were completed in October 2006 and September 2007, respectively. Additionally, the Company is continuing construction on two additional facilities in Burley, Idaho and Stockton, California, which had a balance of $91,150,000 and $74,012,000 of construction in progress costs, respectively, as of December 31, 2007. The Burley, Idaho facility is expected to be completed in the second quarter of 2008, with estimated additional costs to be capitalized of $12,687,000. The Stockton, California facility is expected to be completed in the third quarter of 2008, with estimated additional costs to be capitalized of $47,843,000. Although the Company has suspended construction of its Imperial Valley, California facility, approximately $32,636,000 remains in construction in progress as of December 31, 2007.

Included in construction in progress at December 31, 2007 and 2006 was capitalized interest of $5,961,000 and $0, respectively. Depreciation expense was $13,682,000, $2,284,000 and $85,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS.

The table below represents the net balances for goodwill and intangible assets (in thousands):

		December 31, 2007			December 31, 2006
	Useful Life (Years)	Gross	Accumulated Amortization/ Impairment	Net Book Value	Gross	Accumulated Amortization/ Impairment	Net Book Value
Non-Amortizing:
Goodwill recognized in business combinations		$88,168	$—	$88,168	$85,307	$—	$85,307
Trademarks, brand names		2,678	—	2,678	2,678	—	2,678
Amortizing:
Customer relationships	10	4,741	1,314	3,427	4,741	840	3,901
Non-compete covenants	2-3	1,095	876	219	1,095	444	651
Customer backlogs	<1	4,036	4,036	—	4,036	1,111	2,925
Total goodwill and intangible assets		$100,718	$6,226	$94,492	$97,857	$2,395	$95,462

Goodwill – The Company recorded goodwill of $2,566,000 as part of the Share Exchange Transaction. The Company originally recorded goodwill of $80,607,000 as part of the Company’s purchase of ownership interests in Front Range for the year ended December 31, 2006. During the year ended December 31, 2007, the Company adjusted the purchase price allocation, increasing goodwill and accrued liabilities in the aggregate amount of $2,861,000, due to recognition of additional liabilities that existed at the time of the acquisition.

Trademarks – The Company recorded trademarks of $2,678,000 as part of the Share Exchange Transaction for the year ended December 31, 2005. The Company determined that the trademarks have an indefinite life and therefore, rather than being amortized, will, along with the recorded goodwill, be tested annually for impairment.

Customer Relationships – The Company recorded customer relationships of $4,741,000 as part of the Share Exchange Transaction. The Company has established a useful life of ten years for these customer relationships.

Non-Compete Covenants – The Company recorded non-compete covenants of $400,000 as part of the Company’s purchase of ownership interest in Front Range and $695,000 as part of the Share Exchange Transaction. The Company has established estimated useful lives of two and three years, respectively, for these non-compete covenants.

Customer Backlogs – The Company recorded customer backlogs of $3,900,000 as part of the Company’s purchase of its ownership interest in Front Range and $136,000 as part of the Share Exchange Transaction. The Company had established estimated useful lives of eight and six months, respectively, for these customer backlogs.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense associated with intangible assets totaled $3,831,000, $1,714,000 and $681,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The weighted-average unamortized lives of the amortizing intangible assets are 7.2 and 0.7 years for customer relationships and non-compete covenants, respectively.

The expected amortization expense relating to amortizable intangible assets in each of the five years after December 31, 2007, are (in thousands):

Years Ended December 31,	Amount
2008	$693
2009	474
2010	474
2011	474
2012	474
Thereafter	1,057
Total	$3,646

7.	SHORT-TERM NOTE PAYABLE.

In November 2007, the Company issued an unsecured note payable for $6,000,000 to finance short-term cash needs related to its plant construction activities. This note was for final construction costs related to its Boardman facility and did not result in any cash proceeds to the Company. The note requires monthly principal payments of $500,000 and accrued interest. The remaining balance is due in full on December 15, 2008. The note bears interest at the Prime Rate.

8.	LINE OF CREDIT.

The Company has a line of credit of $3,500,000 with a commercial bank to support working capital, specifically inventories and accounts receivable. The line of credit expires November 25, 2008 and bears interest at a rate equal to the 30-day London Interbank Offered Rate (“LIBOR”) plus 3.50%. As of December 31, 2007, the interest rate was 8.1%. The line of credit is secured by substantially all of the assets of Front Range. There was no outstanding balance on this line of credit as of December 31, 2007.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DEBT

Long-term borrowings are summarized in the table below (in thousands):

	December 31,
	2007	2006
Plant construction term loans, due 2015	$92,308	$—
Plant construction lines of credit, due 2009	9,200	—
Operating line of credit, due 2009	6,217	—
Notes payable, due 2009	30,000	—
Swap note, due 2011	16,370	17,658
Variable rate note, due 2011	6,930	12,607
Long-term revolving note	—	1,617
Water rights capital lease obligations	1,261	1,213
	162,286	33,095
Less short-term portion	(11,098)	(4,125)
Long-term debt	$151,188	$28,970

Plant Construction Term Loans & Lines of Credit

On February 27, 2007, the Company closed a debt financing transaction in the aggregate amount of up to $325,000,000 through certain of its wholly-owned indirect subsidiaries (the “Borrowers”). The primary purpose of the debt financing (the “Debt Financing”) was to provide debt financing for the development, construction, installation, engineering, procurement, design, testing, start-up, operation and maintenance of five ethanol production facilities. On November 27, 2007, the Company amended the agreement to apply to four ethanol production facilities, thereby reducing the aggregate amount of available financing to up to $250,769,000. As of December 31, 2007, two of the four plants have been funded, with the remaining two expected to be funded in 2008. As of December 31, 2007, the outstanding balance under the Debt Financing was $101,508,000, comprised of $92,308,000 in construction loans and $9,200,000 in used lines of credit.

The Debt Financing, as amended, includes:

•
four construction loan facilities in an aggregate amount of up to $230,800,000. Loans made under the construction loan facilities do not amortize, but require payment of accrued interest, and are fully due and payable on the earlier of October 27, 2008 or the date the construction loans made thereunder are converted into term loans (the “Conversion Date”), the latter of which is to be the date the last of the four plants achieves commercial operations. On the Conversion Date, the construction loans are to be converted into term loans;

•
four term loan facilities in an aggregate amount of up to $230,800,000, which are intended to refinance the loans made under the construction loan facilities. The term loans are to be repaid ratably by each Borrower on a quarterly basis from and after the Conversion Date in an amount equal to 1.5% of the aggregate original principal amount of the corresponding term loan. The remaining principal balance and all accrued and unpaid interest on the term loans are fully due and payable on the date that is 84 months after the Conversion Date; and

•
a working capital and letter of credit facility in an aggregate amount of up to $20,000,000 ($5,000,000 per facility) that is fully due and payable on the date that is 12 months after the Conversion Date, but is expected to be renewed on similar terms and conditions. During the term of the working capital and letter of credit facility, the Borrowers may borrow, repay and re-borrow amounts available under the facility.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans and letters of credit under the Debt Financing are subject to conditions precedent, including, among others, the absence of a material adverse effect; the absence of defaults or events of defaults; the accuracy of certain representations and warranties; the maintenance of a debt-to-equity ratio that is not in excess of 65:35; the contribution of all required equity by the Company to the Borrowers, which is expected to be approximately $227,000,000 in the aggregate; and the attainment of at least a 1.5-to-1.0 debt service coverage ratio. Also, the Borrowers may not be able to fully utilize the Debt Financing if the completed ethanol plants fail to meet certain minimum performance standards. Loans made under the construction and term loan facilities may not be re-borrowed once repaid or re-borrowed once prepaid. Finally, loan amounts under the construction and term loan facilities are limited to a percentage of project costs of the corresponding plant but are not to exceed approximately $1.15 per gallon of annual production capacity of the plant.

The Borrowers have the option to select from multiple interest rates that float with common interest rate indices, such as the LIBOR, with reset periods of differing durations. Depending upon the floating interest rate selected, the type of loan and whether the loan is made under a construction loan facility, a term loan facility or the working capital and letter of credit facility, loans under the Debt Financing bear interest at rates ranging from 3.75% to 4.35% over the selected interest rate index.

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

In connection with the Debt Financing, the Company also entered into a Sponsor Support Agreement under which the Company is to provide limited contingent equity support in connection with the development, construction, installation, engineering, procurement, design, testing, start-up and maintenance of the four ethanol production facilities. In particular, the Company has agreed to contribute to the Borrowers up to an aggregate of approximately $28,083,000 (the “Sponsor Funding Cap”) of contingent equity in the event the Borrowers have insufficient funds to either pay their project costs as they become due and payable or, by delay in payment, cause the ethanol production facilities to fail to be completed by the Conversion Date. The Company has agreed to provide a warranty with respect to all ethanol plants other than its Madera facility, which is under standard warranty through the contractor. The warranty obligations of the Company with respect to the other three facilities extend one year beyond final completion of each facility. The warranty obligation will cease one year from the date the third ethanol plant achieves final completion. The Company’s obligations under the warranty are capped at the Sponsor Funding Cap. Until the Company’s contingent equity obligations have been fully performed or the warranty period has expired, the Company may not incur any secured indebtedness for borrowed money, grant liens on its assets or provide any secured credit enhancements in an aggregate amount in excess of $10,000,000 unless the Company provides the lenders under the Debt Financing with the same liens or credit support.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred $11,048,000 of costs associated with the completion of the Debt Financing arrangement and has capitalized these costs in other assets, except the portion amortizing during the next twelve months, which is classified in other current assets. In connection with the amendment discussed above, the Company recognized a write-off of the corresponding facility’s related unamortized financing costs of approximately $1,962,000 for the year ended December 31, 2007. For the other facilities, the Company recognized amortization of financing costs of approximately $2,764,000 for the year ended December 31, 2007. The remaining unamortized financing costs continue to be amortized over a six-year life.

In March 2008, the Company became aware of various events or circumstances which constituted defaults under its Credit Agreement. (See Note 9.)  These events or circumstances included the existence of material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007, cash management activities that violated covenants in its Credit Agreement, failure to maintain adequate amounts in a designated debt service reserve account, the existence of a number of Eurodollar loans in excess of the maximum number permitted under the Company’s Credit Agreement, and the Company’s failure to pay all remaining project costs on its Madera and Boardman facilities by certain stipulated deadlines. On March 26, 2008, the Company obtained waivers from its lenders as to these defaults and was required to pay the lenders a consent fee in an aggregate amount of up to approximately $600,000.  In addition to the waivers, the Company’s lenders agreed to amend the Credit Agreement. These amendments include an increase in the frequency with which the Company is to deposit certain revenues into a restricted account each month, an increase the allowable Eurodollar loans from a maximum of seven to a maximum of ten, and the Company is required to pay all remaining project costs on its Madera and Boardman facilities by May 16, 2008.

Operating Line of Credit

In addition to the Debt Financing, in August 2007, a subsidiary of the Company entered into an operating line of credit facility that allows for borrowings not to exceed the lesser of $25,000,000 or the sum of 80% of eligible accounts receivable and 70% of eligible inventory of the subsidiary. Advances under the operating line of credit bear interest at spreads typical in the industry for this type of financing over standard indices, such as the prime rate and/or LIBOR. Interest payments are due monthly or at the applicable LIBOR period. As of December 31, 2007, the outstanding balance under the line of credit was $6,217,000 and accrues interest at two separate variable interest rates ranging from 6.19% to 6.75%. The line of credit expires in July 2009, at which time the outstanding balance becomes due and payable. Borrowings under the line of credit are secured by substantially all of the assets of the subsidiary and are also secured by a limited guaranty by the Company. Under the terms of the line of credit, the subsidiary is required to maintain certain financial and non-financial covenants. The financial covenants became effective beginning with the three months ended December 31, 2007. The Company believes that the subsidiary is in compliance with the covenants as of December 31, 2007.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

In November 2007, Pacific Ethanol Imperial, LLC (“PEI Imperial”), an indirect subsidiary of the Company, borrowed $15,000,000 from Lyles United, LLC under a Secured Promissory Note containing customary terms and conditions. The loan accrues interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus two percent (2.00%), computed on the basis of a 360-day year of twelve 30-day months. The loan was due 90-days after issuance or, if extended at the option of PEI Imperial, 365-days after the end of such 90-day period. This loan was extended by PEI Imperial and is due February 25, 2009. The Secured Promissory Note provided that if the loan was extended, the Company was to issue a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The Company is to issue this warrant simultaneously with the closing of the transactions contemplated by the Purchase Agreement, or alternatively, not later than April 30, 2008. The warrant will be exercisable at any time during the 18-month period after the date of issuance. The loan is secured by substantially all of the assets of PEI Imperial pursuant to a Security Agreement dated November 28, 2007 by and between PEI Imperial and Lyles United, LLC that contains customary terms and conditions and an Amendment No. 1 to Security Agreement dated December 27, 2007 by and between PEI Imperial and Lyles United, LLC (collectively, the “Security Agreement”). The Company has guaranteed the repayment of the loan pursuant to an Unconditional Guaranty dated November 28, 2007 containing customary terms and conditions. In connection with the loan, PEI Imperial entered into a Letter Agreement dated November 28, 2007 with Lyles United, LLC under which PEI Imperial committed to award the primary construction and mechanical contract to Lyles United, LLC or one of its affiliates for the construction of an ethanol production facility at the Company’s Imperial Valley site near Calipatria, California (the “Project”), conditioned upon PEI Imperial electing, in its sole discretion, to proceed with the Project and Lyles United, LLC or its affiliate having all necessary licenses and is otherwise ready, willing and able to perform the primary construction and mechanical contract.  In the event the foregoing conditions are satisfied and PEI Imperial awards such contract to a party other than Lyles United, LLC or one of its affiliates, PEI Imperial will be required to pay to Lyles United, LLC, as liquidated damages, an amount equal to $5,000,000.

In December 2007, PEI Imperial borrowed an additional $15,000,000 from Lyles United, LLC under a second Secured Promissory Note containing customary terms and conditions. The loan accrues interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus two percent (2.00%), computed on the basis of a 360-day year of twelve 30-day months.  The loan is due on March 31, 2008 or, if extended at the option of PEI Imperial, on March 31, 2009. If the loan is extended, the interest rate increases by 2.00%. The loan is secured by substantially all of the assets of PEI Imperial pursuant to the Security Agreement. The Company has guaranteed the repayment of the loan pursuant to an Unconditional Guaranty dated December 27, 2007 containing customary terms and conditions. The Company intends to extend the due date of the second Secured Promissory Note.

Since the Company either has extended or has the intent and ability to extend the term of these notes to 2009, it has classified these notes payable as noncurrent.

Swap Note, due 2011

The swap note is a term loan, with a floating interest rate, established on a quarterly basis, equal to the 90-day LIBOR, plus 3.00%. The Company has entered into a swap contract with the lender to provide a fixed rate of 8.16%. The loan matures in five years, but has required principal payments due based on a ten-year amortization schedule. Quarterly payments are approximately $678,000, including interest with final payment due November 10, 2011.

Variable Rate Note, due 2011

The variable rate note is a term loan that carries an interest rate that will float at a rate equal to the 90-day LIBOR, plus 2.75-3.50%, depending on a debt-to-net worth ratio. As of December 31, 2007, the interest rate was 7.45%. The variable loan matures in five years but is amortized over 10 years with a final payment due November 10, 2011. Quarterly payments of approximately $654,000 which are applied in a cascading order, as follows: long-term revolving note interest, variable rate note interest, variable rate note principal and long-term revolving note principal.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Revolving Note, due 2011

The long-term revolving note is a revolving loan in the amount of $5,000,000 and carries an interest rate that will float at a rate equal to the 30-day LIBOR, plus 2.75-3.50%, depending on a debt-to-net worth ratio. As of December 31, 2007, the interest rate was 7.45%. Repayment terms are included above in the description of the variable rate note.

The swap note, variable rate note and long-term revolving note are due in 2011, and include an accelerated principal reduction provision based on excess net cash flow. Excess net cash flow is measured on an annual basis and is defined as net income before interest expense, income taxes, depreciation and amortization and after giving effect to scheduled loan payments and capital expenditures. The provision requires the Company to pay 20% of its excess net cash flow within 120 days of its year end; however, this amount is not to exceed $4,000,000 per fiscal year. The accelerated payment for the year ended December 31, 2007, estimated at $4,000,000, is expected to be paid prior to April 30, 2008 and will have the effect of increasing the maturities of long-term debt due in 2008 and decreasing the future maturities of long-term debt that would have been due in 2011.

The three notes listed above represent permanent financing and are collateralized by a perfected, first-priority security interest in all of the assets of Front Range, including inventories and all rights, title and interest in all tangible and intangible assets of Front Range; a pledge of 100% of the ownership interest in Front Range; an assignment of all revenues produced by Front Range; a pledge and assignment of Front Range’s material contracts and documents, to the extent assignable; all contractual cash flows associated with such agreements; and any other collateral security as the lender may reasonably request.

These collateralizations restrict the assets and revenues as well as future financing strategies of Front Range, the Company’s variable interest entity, but do not apply to, nor have bearing upon any financing strategies that the Company may choose to undertake in the future.

The carrying values and classification of assets that are collateral for the obligations of Front Range at December 31, 2007 are as follows (in thousands):

Current assets	$31,120
Property and equipment	50,519
Other assets	433
Total collateralized assets	$82,072

Front Range is subject to certain loan covenants that were effective beginning in the fourth quarter of 2006. Under these covenants, Front Range is required to maintain a certain fixed-charge coverage ratio, a minimum level of working capital and a minimum level of net worth. The covenants also set a maximum amount of additional debt that may be incurred by Front Range. The covenants also limit annual distributions that may be made to owners of Front Range, including the Company, based on Front Range’s leverage ratio. The Company believes that as of December 31, 2007, Front Range was in compliance with all terms and conditions of the above credit facilities.

Water Rights Capital Lease

The water rights lease obligation relates to a lease agreement with the Town of Windsor for augmentation water for use in Front Range’s production processes. The lease requires an initial payment of $400,000 and annual payments of $160,000 per year for the next nine years. The future payments were discounted using a 5.25% interest rate which was comparable to available borrowing rates at the time of execution of the agreement. The obligation has been recorded as a capital lease and included in long-term obligations and the related asset has been included in property and equipment.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense on Borrowings

Interest expense on all borrowings was $1,882,000, $720,000 and $495,000, for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts were net of capitalized interest and deferred financing fees of $8,494,000, $671,000 and $298,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and included the Company’s construction costs of plant and equipment.

The amounts of long-term debt maturing in each of the next five years are included below (in thousands):

Years Ended December 31,	Amount
2008	$7,637
2009	53,465
2010	7,260
2011	17,546
2012	5,661
Thereafter	70,717
Total	$162,286

10.	RELATED PARTY NOTES PAYABLE.

On December 28, 2004, January 10, 2005 and February 22, 2005, the chairman of the board of directors of each of the Company and PEI California advanced the Company $20,000, $60,000 and $20,000, respectively, at 5% interest, due and payable upon the closing of the Share Exchange Transaction. The accumulated principal due was repaid on March 24, 2005 and the related interest of $921 was paid on April 15, 2005.

On January 10, 2005, a shareholder and officer of PEI California advanced the Company $100,000 at 5% interest, due and payable upon the closing of the Share Exchange Transaction. The principal was repaid on March 24, 2005 and the related interest of $1,003 was paid on April 15, 2005.

On January 31, 2005, a principal of Cagan-McAfee Capital Partners, LLC, a founding shareholder of PEI California, advanced the Company $100,000 at 5% interest, due and payable upon close of the Share Exchange Transaction. The principal was repaid on March 24, 2005 and the related interest of $714 was paid on April 15, 2005.

In connection with the acquisition of a grain facility in March 2003, on June 16, 2003, PEI California entered into a Term Loan Agreement (the “Loan Agreement”) with W.M. Lyles Co., a subsidiary of Lyles Diversified, Inc. (“LDI”), whereby LDI loaned PEI California $5,100,000. In addition, PEI California agreed to engage LDI at the appropriate time, on mutually acceptable terms substantially similar to the Design-Build Agreement for the Madera facility, under a design-build agreement for a second ethanol production facility. On March 23, 2005 the Loan Agreement was assigned by PEI California to the Company. On April 13, 2006, the Company and LDI entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) whereby the Loan Agreement was assigned by the Company to PEI Madera.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Amended and Restated Loan Agreement provided for a fixed interest rate of 5% per annum on the unpaid principal balance through June 19, 2004, at which time the loan converted to a variable interest rate based on the Prime Rate, as reported in The Wall Street Journal, which was 7.25% as of December 31, 2005, plus 2%. The first payment, consisting of interest only, was due June 19, 2004, after which interest was due and payable monthly. Principal payments were due annually in three equal installments beginning June 20, 2006 and ending June 20, 2008. As of December 31, 2005, $3,195,000 was outstanding on the above loan, of which $1,200,000 was a current liability and $1,995,000 was a non-current liability. The loan balance was paid off in full on July 21, 2006.

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

LDI also had the option to convert up to $1,500,000 of the debt into PEI California’s and/or the Company’s common stock, as the case may be, at a conversion price of $1.50 per share originally through March 31, 2005. On December 28, 2004, the Company and LDI amended the Loan Agreement to extend the conversion option through June 30, 2005. During 2004, LDI converted $255,000 of debt into 170,000 shares of common stock, at a conversion price equal to $1.50 per share. Prior to June 30, 2005, LDI converted $1,245,000 of debt into 830,000 shares of the Company’s common stock, at a conversion price equal to $1.50 per share.

11.	CUMULATIVE EFFECT ADJUSTMENT.

In September 2006, the Commission issued SAB No. 108, Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the statements of operations, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the statements of operations. The Company historically used the roll-over method for quantifying identified financial statement misstatements.

In SAB No. 108, the Commission established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

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
(2)
In allocating the purchase price with respect to the Kinergy acquisition, no adjustment was made to record a deferred tax liability for the difference between the recorded value of the assets acquired and their corresponding tax basis. Such an adjustment would have increased goodwill by the amount of the deferred tax liability recorded. In addition, goodwill would have been reduced by the amount of any valuation allowance attributable to any pre-acquisition deferred tax asset of the Company that could more likely than not have been utilized against the recorded deferred tax liability.

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

Income taxes for each of the years ended December 31, 2007, 2006 and 2005 were $0.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2007	2006	2005
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(5.9)	—	(5.7)
Non-deductible items	0.8	15.6	10.7
Valuation allowance relating to equity items	(8.3)	369.8	(4.7)
Prior year purchase accounting adjustment	—	1,599.9	—
Change in valuation allowance	49.1	(2,091.8)	34.7
Other	(0.7)	141.5	—
Effective rate	0.0%	0.0%	0.0%

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Other accrued liabilities	$189	$140
Stock option compensation	1,339	569
Derivative instruments mark-to-market	2,341	—
Available-for-sale securities	970	—
Net operating loss carryforward(1)	23,218	6,623
Other	132	2
Total deferred tax assets	28,189	7,334

Deferred tax liabilities:
Fixed assets	(15,318)	(1,228)
Investment in partnerships	(995)	(586)
Intangibles	(2,513)	(2,997)
Available-for-sale securities	—	(142)
Derivative instruments	—	(80)
Total deferred tax liabilities	(18,826)	(5,033)

Valuation allowance	(10,454)	(3,392)
Net deferred tax liabilities	$(1,091)	$(1,091)

Classified in balance sheet as:
Deferred income tax benefit (current assets)	$—	$—
Deferred income taxes (long-term liability)	(1,091)	(1,091)
	$(1,091)	$(1,091)
_______________
(1)
The deferred tax asset for the Company’s net operating loss carryforwards at December 31, 2007 does not include $5,667,000 which relates to the tax benefits associated with warrants and non-statutory options exercised by employees, members of the board and others under the various incentive plans. These tax benefits will be recognized in stockholders’ equity rather than in the statements of operations in accordance with SFAS No. 109 but not until the period that these amounts decrease taxes payable.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2007 and 2006, the Company had federal net operating loss carryforwards of approximately $71,466,000 and $27,560,000, and state net operating loss carryforwards of approximately $67,392,000 and $23,464,000, respectively. These net operating loss carryforwards expire at various dates beginning in 2013.

A portion of the Company’s net operating loss carryforwards will be subject to provisions of the tax law that limit the use of losses incurred by a company prior to becoming a member of a consolidated group as well as losses that existed at the time there is a change in control of an enterprise. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations was approximately $7,728,000 at December 31, 2007.

In assessing whether the deferred tax assets are realizable, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A valuation allowance has been established in the amount of $10,454,000 in 2007 and $3,392,000 in 2006 based on Company’s assessment of the future realizability of certain deferred tax assets. For the years ending December 31, 2007 and 2006, the Company recorded an increase in the valuation allowance of $7,062,000 and a decrease in the valuation allowance of $2,968,000, respectively. The reduction in the valuation allowance for 2006 was partially attributable to a cumulative effect adjustment. (See Note 11.) The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards (exclusive of net operating losses associated with items recorded directly to equity) for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109. The adoption of FIN 48 did not result in a cumulative effect adjustment to the Company’s retained earnings. As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate was not affected by the adoption of FIN 48. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

At December 31, 2007, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2007. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2004 – 2006
California	2003 – 2006
Oregon	2006
Colorado	2006
Idaho	2006

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the U.S. federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	PREFERRED STOCK.

Issuances of Preferred Stock – On April 13, 2006, the Company issued to Cascade Investment, L.L.C. (“Cascade”), 5,250,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) at a price of $16.00 per share, for an aggregate purchase price of $84,000,000. The Company was entitled to use $4,000,000 of the proceeds for general working capital and was required to use the remaining $80,000,000 for the construction or acquisition of one or more ethanol production facilities in accordance with the terms of a deposit agreement.

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

The Company recorded preferred stock dividends of $4,200,000 and $2,998,000 for the years ended December 31, 2007 and 2006, respectively. For all periods except for the three months ended December 31, 2007, the Company declared cash dividends for payment of the preferred stock dividends. For the three months ended December 31, 2007, the Company elected to issue an additional 65,625 shares of Series A Preferred Stock as a payment-in-kind of dividends.

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

Under its obligations in the Rights Agreement, the Company filed a registration statement with the Commission, registering for resale shares of the common stock up to 10,500,000. The Company filed the registration statement with the Commission and was declared effective in November 2007.

The Rights Agreement also provides for the initial appointment of two persons designated by Cascade to the Company’s board of directors, and the appointment of one of such persons as the chairman of the compensation committee of the Company’s board of directors. Following a specified termination date, Cascade is required to cause its director designees, and all other designees, to resign from all applicable committees and boards of directors, effective as of the termination date.

Deemed Dividend on Preferred Stock – In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Series A Preferred Stock is considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company’s common stock at the issuance date. The Company has recorded a deemed dividend on preferred stock of $28,000 and $84,000,000 for the years ended December 31, 2007 and 2006, respectively. These non-cash dividends are to reflect the implied economic value to the preferred stockholder of being able to convert its shares into common stock at a price which was in excess of the fair value of the Series A Preferred Stock at the time of issuance. The fair value allocated to the Series A Preferred Stock together with the original conversion terms were used to calculate the value of the deemed dividend on the Series A Preferred Stock on the date of issuance.

For the year ended December 31, 2007, the fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock of $8.00 per share and the fair market value of the Company’s common stock of $8.21 on the date of issuance of the Series A Preferred Stock.

For the year ended December 31, 2006, the fair value was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock of $8.00 per share and the fair market value of the Company’s common stock of $29.27 on the date of issuance of the Series A Preferred Stock. The fair value allocated to the Series A Preferred Stock was in excess of the gross proceeds received of $84,000,000 in connection with the sale of the Series A Preferred Stock; however, the deemed dividend on the Series A Preferred Stock is limited to the gross proceeds received of $84,000,000.

These amounts have been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The Company has treated the deemed dividend on preferred stock as a reconciling item on the consolidated statements of operations to adjust its reported net loss, together with any preferred stock dividends recorded during the applicable period, to loss available to common stockholders in the consolidated statements of operations.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Likely Embedded Derivative – Under the provisions of SFAS No. 133, the Series A Preferred Stock’s redemption feature was likely a derivative instrument that required bifurcation from the host contract. SFAS No. 133 requires all derivative instruments to be measured at fair value. However, because the underlying events that would cause the redemption feature to be exercisable (i.e., redemption events) are in the Company's control and were not probable of occurrence in the foreseeable future, the Company believed that the fair value of the embedded derivative was de minimis at the date of issuance of the Series A Preferred Stock. As of December 31, 2007, the redemption events are no longer applicable, as the funds have been fully used for construction.

14.	COMMON STOCK.

In May 2006, the Company issued to 45 accredited investors an aggregate of 5,496,583 shares of common stock at a price of $26.38 per share, for an aggregate purchase price of $145.0 million in cash. The Company designated the net proceeds of approximately $138.0 million, net of capital raising fees and expenses, for construction of additional ethanol plants and working capital. The Company also issued to the investors warrants to purchase an aggregate of 2,748,297 shares of common stock at an exercise price of $31.55 per share. These warrants expired unexercised in February 2007.

The Company was obligated under a securities purchase agreement related to the above private offering to file, by June 30, 2006, a registration statement with the Commission, registering for resale shares of common stock, and shares of common stock underlying the warrants, issued in connection with the private offering. The Company filed the registration statement with the Commission on June 23, 2006. The registration statement was declared effective by the Commission on July 10, 2006.

On March 23, 2005, PEI California issued to 63 accredited investors in a private offering an aggregate of 7,000,000 shares of common stock at a purchase price of $3.00 per share, two-year investor warrants to purchase 1,400,000 shares of common stock at an exercise price of $3.00 per share and two-year investor warrants to purchase 700,000 shares of common stock at an exercise price of $5.00 per share, for total gross proceeds of approximately $21,000,000. PEI California paid cash placement agent fees and expenses of approximately $1,850,000 and issued five-year placement agent warrants to purchase 678,000 shares of common stock at an exercise price of $3.00 per share in connection with the offering. Additional costs related to the financing include legal, accounting, consulting and stock certificate issuance fees that totaled approximately $275,000.

The Company was obligated under a registration rights agreement to file, on the 151st day following March 23, 2005, a Registration Statement with the Commission registering for resale shares of common stock, and shares of common stock underlying investor warrants and certain of the placement agent warrants, issued in connection with the private offering. If (i) the Company did not file the Registration Statement within the time period prescribed, or (ii) the Company failed to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, within five trading days of the date that the Company is notified (orally or in writing, whichever is earlier) by the Commission that the Registration Statement will not be “reviewed,” or is not subject to further review, or (iii) the Registration Statement filed or required to be filed under the registration rights agreement was not declared effective by the Commission on or before 225 days following March 23, 2005, or (iv) after the Registration Statement is first declared effective by the Commission, it ceases for any reason to remain continuously effective as to all securities registered thereunder, or the holders of such securities are not permitted to utilize the prospectus contained in the Registration Statement to resell such securities, for more than an aggregate of 45 trading days during any 12-month period (which need not be consecutive trading days) (any such failure or breach being referred to as an “Event,” and for purposes of clause (i) or (iii) the date on which such Event occurs, or for purposes of clause (ii) the date on which such five-trading day period is exceeded, or for purposes of clause (iv) the date on which such 45-trading day-period is exceeded being referred to as “Event Date”), then in addition to any other rights the holders of such securities may have under the Registration Statement or under applicable law, then, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured and except as disclosed below, the Company is required to pay to each such holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 2.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company is required to pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages are to apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Registration Rights Agreement also provides for customary piggy-back registration rights whereby holders of shares of the Company’s common stock, or warrants to purchase shares of common stock, can cause the Company to register such shares for resale in connection with the Company’s filing of a Registration Statement with the commission to register shares in another offering. The Registration Rights Agreement also contains customary representations and warranties, covenants and limitations.

The Registration Statement was not declared effective by the commission on or before 225 days following March 23, 2005. The Company endeavored to have all security holders entitled to these registration rights execute amendments to the Registration Rights Agreement reducing the penalty from 2.0% to 1.0% of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. This penalty reduction applies to penalties accrued on or prior to January 31, 2006 as a result of the related Registration Statement not being declared effective by the Commission. Certain of the security holders executed this amendment. However, not all security holders executed this amendment and as a result, the Company paid an aggregate of $298,000 in penalties on November 8, 2005. The Registration Statement was declared effective by the Commission on December 1, 2005.

The Company has evaluated the classification of common stock and warrants issued in the private offerings discussed above in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF Issue No. D-98, Classification and Measurement of Redeemable Securities. The Company has determined, based on a valuation performed by an independent appraiser that the maximum potential liquidated damages are less than the difference in fair value between registered and unregistered shares of the Company’s stock and, therefore, has classified the common stock and warrants as equity.

15.	STOCK-BASED COMPENSATION.

The Company has three equity incentive compensation plans: an Amended 1995 Incentive Stock Plan, a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

Amended 1995 Incentive Stock Plan

The Amended 1995 Incentive Stock Plan was carried over from Accessity as a result of the Share Exchange Transaction. The plan authorized the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”), to the Company’s employees, directors or consultants for the purchase of up to an aggregate of 1,200,000 shares of the Company’s common stock. On July 19, 2006, the Company terminated the Amended 1995 Incentive Stock Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had 40,000, 63,000 and 105,000 stock options outstanding under its Amended 1995 Incentive Stock Plan at December 31, 2007, 2006 and 2005, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004 Stock Option Plan

The 2004 Stock Option Plan authorized the issuance of ISOs and NQOs to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 2,500,000 shares of common stock. On September 7, 2006, the Company terminated the 2004 Stock Option Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had 185,000, 405,000 and 822,500 stock options outstanding under its 2004 Stock Option Plan at December 31, 2007, 2006 and 2005, respectively.

On August 10, 2005, the Company granted options to purchase an aggregate of 425,000 shares of the Company’s common stock at an exercise price equal to $8.03, the closing price per share of the Company’s common stock on the day immediately preceding that date, to its Chief Financial Officer. The options vested as to 85,000 shares immediately and 85,000 shares were to vest on each of the next four anniversaries of the date of grant. The options were to expire 10 years following the date of grant. Since the options were granted at par with the market price of the stock, no non-cash charge was recorded. Upon the retirement of the Chief Financial Officer on December 14, 2006, the unvested stock options related to this grant were forfeited, except for the options allotted under a consulting agreement entered into with the retired Chief Financial Officer on December 14, 2006. The consulting agreement provided for the immediate vesting of 42,500 stock options on December 14, 2006, and an additional 42,500 stock options vested on August 15, 2007, the last day of the term of the consulting agreement, provided the obligations under the consulting agreement were fulfilled by the retired Chief Financial Officer. The Company accounted for these options under the provisions of SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and accordingly, has recorded compensation expense for the unvested stock options based on the fair value of those options at the end of the reporting period based on the Black-Scholes option-pricing model with inputs of: the closing stock price on the last day of the reporting period, an exercise price of $8.03, the remaining contractual term through August 15, 2007, and volatility of 73.1%. The Company recorded $151,000 and $312,000 in stock-based compensation expense relating to these options for the years ended December 31, 2007 and 2006, respectively.

On August 10, 2005, the Company granted options to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price equal to $8.03, the closing price per share of the Company’s common stock on the day immediately preceding that date, to a consultant. The options vested as to 15,000 shares immediately and 15,000 shares were to vest on each of the next four anniversaries of the date of grant. The options were to expire 10 years following the date of grant. Under the guidelines of EITF Issue No. 96-18, based on the consultant meeting its obligations under the consulting agreement, the Company recorded compensation expense based on the fair value of the stock options at the vesting dates and on the last day of the reporting period for the unvested stock options, based on the Black-Scholes option-pricing model with inputs of: an exercise price of $8.03, the closing stock price, a contractual term of 10 years, and volatility of 53.6%. Beginning in December 2006 the consultant stopped providing services and will not be providing services in the future under the existing consulting agreement. As a result, the unvested stock options were forfeited. The Company recorded share-based compensation expense of $0, $174,000 and $104,000 for the years ended December 31, 2007, 2006 and 2005, respectively, relating to these options.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One outstanding option granted to an employee of the Company to acquire 25,000 shares of common stock vested on March 23, 2005 and was converted into a warrant. A non-cash charge of $232,000 to compensation expense was recorded for the year ended December 31, 2005 in connection with this warrant.

The Company issued an aggregate of 70,000 shares of common stock to two employees on their date of hire on June 23, 2005. A non-cash charge of $651,000 was recorded for the year ended December 31, 2005 in connection with these issuances.

On July 26, 2005, the Company issued options to purchase an aggregate of 17,500 shares of the Company’s common stock at an exercise price equal to $7.01 per share, which exercise price equals 85% of the closing price per share of the Company’s common stock on that date. The options vested upon issuance and expire 10 years following the date of grant. A non-cash charge of $22,000 to compensation expense was recorded for the year ended December 31, 2005 in connection with these issuances.

On September 1, 2005, the Company granted options to purchase an aggregate of 160,000 shares of the Company’s common stock at an exercise price equal to $6.63 per share, which exercise price equals 85% of the closing price per share of the Company’s common stock on the day immediately preceding that date. The options expire 10 years following the date of grant. A non-cash charge of $59,000 was recorded to compensation expense for the year ended December 31, 2005. The options will be amortized ratably over the dates of additional vesting occurring on each of the three anniversaries following the date of grant.

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan authorizes the issuance of options, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 2,000,000 shares of common stock.

The Company grants to certain employees and directors shares of restricted stock under its 2006 Stock Incentive Plan pursuant to Restricted Stock Agreements. A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	—	$—
Issued	946	13.06
Vested	(281)	13.06
Unvested at December 31, 2006	665	13.06
Issued	19	15.11
Vested	(140)	13.14
Canceled	(36)	13.72
Unvested at December 31, 2007	508	$13.07

A summary of the status of Company’s stock option plans as of December 31, 2007, 2006 and 2005 and of changes in options outstanding under the Company’s plans during those years are as follows (in thousands, except exercise prices):

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2007		2006		2005
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	468	$7.42	927	$7.53	25	$0.01
Granted	—	—	—	—	822	7.78
Acquired in Share Exchange Transaction	—	—	—	—	378	5.98
Exercised	(243)	7.79	(196)	7.06	(270)	6.10
Terminated	—	—	(263)	8.04	(28)	0.01
Outstanding at end of year	225	7.03	468	7.42	927	7.53
Options exercisable at end of year	185	$7.11	297	$7.36	262	$7.57

Stock options outstanding as of December 31, 2007, were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.88-$6.63	145	5.98	$6.34	105	$6.24
$8.25-$8.30	80	7.68	$8.26	80	$8.26
	225			185

The total intrinsic value of options outstanding was approximately $267,000 and $7,388,000 at December 31, 2007 and 2006, respectively. The intrinsic value for exercisable options was $203,000 and $2,104,000 at December 31, 2007 and 2006, respectively. The total intrinsic value for stock options exercised was approximately $101,000 and $3,833,000 for the years ended December 31, 2007 and 2006, respectively.

Warrants

In February 2004, the Company entered into a consulting agreement with a consultant to represent the Company in investors’ communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company’s current and proposed activities.

Pursuant to the consulting agreement, upon completion of the Share Exchange Transaction, the Company issued warrants to the consultant to purchase 230,000 additional shares of common stock at an exercise price of $0.0001 and expiring on March 23, 2009 that vested ratably over a period of two years from the date of the Share Exchange Transaction. The warrants were recognized at the fair value as of the start of business on March 24, 2005 in the amount of $2,139,000 and recorded as contra-equity. The fair value was amortized over two years, resulting in non-cash expense of $822,636 during the period from March 24, 2005 to December 31, 2005. The unvested warrants in the amount of $1,316,364 vested ratably at $89,125 per month over the remainder of the two year period.

As of December 31, 2007, there were no outstanding warrants, as all warrants issued were either exercised or expired.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes warrant activity for the years ended December 31, 2007, 2006 and 2005 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2004	125	$1.50 - $5.00	$2.24
Warrants granted	3,058	$0.0001 - $5.00	3.21
Warrants exercised	(278)	$0.0001 - $5.00	2.01
Balance at December 31, 2005	2,905	$0.0001 - $5.00	3.26
Warrants granted	3,442	$14.41 – $31.55	27.66
Warrants exercised	(2,747)	$0.0001 - $5.00	3.28
Balance at December 31, 2006	3,600	$0.0001 – $31.55	27.57
Warrants exercised	(128)	$0.0001 – $5.00	2.84
Warrants expired	(3,472)	$3.00 – $31.00	27.45
Balance at December 31, 2007	—		$—

Adoption of SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS No. 123(R), which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

SFAS No. 123(R) provides for two transition methods. The “modified prospective” method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The “modified retrospective” method requires that, beginning in the first quarter of 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the pro forma disclosures previously required under SFAS No. 123. The Company has elected to use the “modified prospective” method in adopting this standard.

The Company’s determination of fair value is affected by the Company’s common stock price as well as the assumptions discussed above that require management’s judgment. As permitted under SFAS No. 123(R), the Company continued to use the Black-Scholes option-pricing model in order to calculate the compensation costs of employee stock-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.

In computing the stock-based compensation, the following is a weighted-average of the assumptions used:

Options Granted in Years Ended December 31,	Risk-Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends

2007	None	None	None	None
2006	None	None	None	None
2005	3.9 to 4.5%	5.5 to 10 years	53.6%	None

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 40,000, 66,034 and 693,502 unvested options with weighted–average grant-date fair values of $6.63, $7.56 and $5.61, at December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, the total compensation cost related to unvested awards which had not been recognized was $6,187,000 and the associated weighted-average period over which the compensation cost attributable to those unvested awards would be recognized is 2.12 years.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested option forfeitures at 3% as of December 31, 2007.

Stock-based compensation expense related to employee and non-employee stock grants, options and warrants recognized in income were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Employees – included in general and administrative	$1,671	$4,466	$963
Non-employees – included in general and administrative	554	1,782	1,099
Total stock-based compensation expense	$2,225	$6,248	$2,062

Effective with the adoption of SFAS No. 123(R), stock-based compensation expense related to the Company’s stock-based compensation arrangements attributable to employees is recorded as a component of general and administrative expense in the consolidated statements of operations.

SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (i.e., excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. The aggregate amount of cash the Company received from the exercise of stock options was $1,894,000, $1,303,000 and $450,000 for the years ended December 31, 2007, 2006 and 2005, respectively, which shares, consistent with prior periods, were newly issued common stock. Prior to the adoption of SFAS No. 123(R), the Company reported the full tax benefits resulting from the exercise of stock options as operating cash flows. In accordance with SFAS No. 123(R), the Company now presents a portion of such tax benefits as financing cash flows, which amount was $0 for the year ended December 31, 2006 due to the Company’s accumulated deficit position. Prior to adopting SFAS No. 123(R), the Company accounted for its employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Pursuant to APB No. 25, the Company did not record share-based compensation, but followed the disclosure requirements of SFAS No. 123. The Company’s financial results for prior periods have not been restated.

The following table sets forth the theoretical pro forma costs and effect on net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to employee stock-based compensation plans for the year ended December 31, 2005 (in thousands, except per share data):

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net loss, as reported	$(9,923)
Stock-based employee compensation expense included in reported net loss	964
Stock-based compensation awards, fair value method	(1,909)
Net loss, pro forma	$(10,868)
Net loss per share, basic and diluted	$(0.43)
Weighted-average shares outstanding, basic and diluted	25,066

16.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2007:

Operating Leases–Future minimum lease payments required by non-cancelable operating leases in effect at December 31, 2007 are as follows (in thousands):

Years Ended December 31,	Amount
2008	$2,247
2009	2,434
2010	2,424
2011	2,267
2012	1,965
Total	$11,337

Total rent expense during the years ended December 31, 2007, 2006 and 2005 was $1,102,000, $254,000 and $84,000, respectively.

Purchase Commitments – At December 31, 2007, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol, corn, natural gas and denaturant. The volumes indicated in the indexed price table are at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol (gallons)	$70,565
Corn (bushels)	4,369
Natural gas (decatherms)	1,846
Total	$76,780

Indexed-Price Contracts (Volume)
Ethanol (gallons)	4,144
Corn (bushels)	2,400

Sales Commitments – At December 31, 2007, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and corn. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed-Price Contracts
Ethanol (gallons)	$57,794
WDG	14,756
Total	$72,550

Indexed-Price Contracts (Volume)
Ethanol (gallons)	40,572

Carbon Dioxide Plant – On April 4, 2007, the Company entered into a long-term agreement to sell substantially all the carbon dioxide gas (“CO2”) produced by the Company’s Madera facility to a third party. Under this agreement the Company will modify its Madera plant, at a cost of approximately $1,500,000, to capture and further process CO2 for delivery to the third party. The agreement calls for the third party to reimburse the Company for its capital investment through a recovery fee included in the agreed upon sales price and has a take-or-pay component which requires the third party to purchase, or if it does not purchase, pay for a minimum quantity of raw CO2. The agreement has a fifteen-year term and will automatically renew for successive five year periods unless terminated by either party. In February 2008, the Company terminated this agreement.

Capital Commitments – Construction commitments for in-progress and contracted ethanol processing facilities are approximately $118,357,000 for the year ended December 31, 2008.

Contingencies – The following is a description of significant contingencies at December 31, 2007:

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

Litigation – Barry Spiegel – State Court Action – On December 23, 2005, Barry J. Spiegel, a former shareholder and director of Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512) (the “State Court Action”) against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell (collectively, the “Individual Defendants”). Messrs. Siegel, Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and the Company.

The State Court Action relates to the Share Exchange Transaction and purports to state the following five counts against the Individual Defendants: (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida’s Securities and Investor Protection Act. Mr. Spiegel based his claims on allegations that the actions of the Individual Defendants in approving the Share Exchange Transaction caused the value of his Accessity common stock to diminish and is seeking $22.0 million in damages. On March 8, 2006, the Individual Defendants filed a motion to dismiss the State Court Action. Mr. Spiegel filed his response in opposition on May 30, 2006. The Court granted the motion to dismiss by Order dated December 1, 2006 (the “Order”), on the grounds that, among other things, Mr. Spiegel failed to bring his claims as a derivative action.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 9, 2007, Mr. Spiegel filed an amended complaint which purported to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint includes the Company as a defendant. The breach of fiduciary duty counts are alleged solely against the Individual Defendants and not the Company. On June 19, 2007, the Company filed a motion to dismiss the amended complaint. The Court denied the motion to dismiss the amended complaint by order dated July 31, 2007. Mr. Spiegel, however, voluntarily dismissed without prejudice the case against the Company on August 27, 2007, and therefore the Company is no longer a party to the state action.

Litigation – Barry Spiegel – Federal Court Action – On December 22, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848) (the “Federal Court Action”) against the Individual Defendants and the Company. The Federal Court Action relates to the Share Exchange Transaction and purports to state the following three counts: (i) violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (iii) violation of Section 20(A) of the Exchange Act. The first two counts are alleged against the Individual Defendants and the Company and the third count is alleged solely against the Individual Defendants. Mr. Spiegel bases his claims on, among other things, allegations that the actions of the Individual Defendants and the Company in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel is seeking in excess of $15.0 million in damages. Mr. Spiegel amended the Federal Court Action on February 9, 2007 and then sought to stay his own federal case, but the Motion was denied on July 17, 2007. Mr. Spiegel filed his reply to the Company’s Motion to Dismiss and that Motion remains pending. The Company intends to vigorously defend the Federal Court Action.

Litigation – Mercator – In 2003, Accessity filed a lawsuit seeking damages in excess of $100 million against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., the parent corporation of Presidion Solutions, Inc. (“Presidion”), (ii) Presidion’s investment bankers, Mercator Group, LLC (“Mercator”), and various related and affiliated parties, and (iii) Taurus Global LLC (“Taurus”), (collectively referred to as the “Mercator Action”), alleging that these parties committed a number of wrongful acts, including, but not limited to tortiously interfering in a transaction between Accessity and Presidion. In 2004, Accessity dismissed this lawsuit without prejudice, which was filed in Florida state court. In January 2005, Accessity refiled this action in the State of California, for a similar amount, as Accessity believed that this was the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, the Company filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. Arbitration hearings had been scheduled to commence in July 2007. In April 2007, the arbitration proceedings were suspended due to non-payment of arbitration fees by Presidion and Taurus. As a result of non-payment of arbitration fees, a default order was entered against Taurus by the Los Angeles Superior Court. In July 2007, the Company entered into a confidential settlement agreement with Presidion and its former officers. On July 23, 2007, the Company dismissed Presidion from the arbitration. On July 23, 2007, Taurus filed a Voluntary Petition for Chapter 7 Bankruptcy in the United States District Court, Central District of California, Case Number SV07-12547 GM. The arbitration hearings against Mercator begun on February 11, 2008 and concluded on February 19, 2008. After the hearings concluded but prior to an award being issued, the parties engaged in a two day mediation. As a result of the mediation, the parties entered into a confidential settlement agreement. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing the Company in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and the Company will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	DERIVATIVES/HEDGES.

Derivatives – The business and activities of the Company expose it to a variety of market risks, including risks related to changes in commodity prices and interest rates. The Company monitors and manages these financial exposures as an integral part of its risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. The Company accounts for its use of derivatives related to its hedging activities pursuant to SFAS No. 133, under which the Company recognizes all of its derivative instruments in its statement of financial position as either assets or liabilities, depending on the rights or obligations under the contracts, unless the contracts qualify as a normal purchase or normal sale as further discussed below. The Company has designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales. Derivative instruments are measured at fair value. Changes in the derivative’s fair value are recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s effective gains and losses to be deferred in accumulated other comprehensive income and later recorded together with the gains and losses to offset related results on the hedged item in income. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Contracts designated and documented as normal purchases or normal sales are not recorded at fair value.

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in income.

For the year ended December 31, 2007, a gain from ineffectiveness in the amount of $2,832,000 and an effective loss in the amount of $1,680,000 were recorded in cost of goods sold. For the year ended December 31, 2006, losses of ineffectiveness in the amount of $239,000 and an effective loss in the amount of $438,000 was recorded in cost of goods sold. For the year ended December 31, 2006, an effective gain in the amount of $1,281,000 was recorded in net sales. Amounts remaining in accumulated other comprehensive income will be reclassified to income upon the recognition of the related purchase or sale. Accumulated other comprehensive loss in the amount of $455,000 associated with commodity cash flow hedges is expected to be recognized in income over the next twelve months. The notional balances remaining on these derivatives as of December 31, 2007 and 2006 was $2,427,000 and $11,588,000, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodity Risk – Non-Designated Hedges – As part of the Company’s risk management strategy, it uses forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized a loss of $6,484,000 (of which $3,532,000 is related to settled non-designated hedges) and $0 as the change in the fair value of these contracts for the year ended December 31, 2007 and 2006, respectively. The notional balances remaining on these contracts as of December 31, 2007 and 2006 were $29,999,000 and $0, respectively.

Interest Rate Risk – As part of the Company’s interest rate risk management strategy, the Company uses derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $0 to $21,588,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $0 to $63,219,000 is 5.01%-8.16% per annum. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in income. For the year ended December 31, 2007, losses from ineffectiveness in the amount of $4,836,000, losses from effectiveness in the amount of $147,000 and losses from undesignated hedges in the amount of $606,000 were recorded in other income (expense). These losses resulted primarilty from the Company’s deferral of constructing its Imperial Valley facility. (See Note 9.) During the year ended December 31, 2006, ineffectiveness in the amount of $24,000 was recorded in other income (expense). There was no ineffectiveness for the year ended December 31, 2005. Amounts remaining in accumulated other comprehensive income will be reclassified to income upon the recognition of the hedged interest expense. For the year ending December 31, 2008, the Company anticipates reclassifying $595,000 to income in connection with its cash flow interest rate caps and swaps.

The Company marked its derivative instruments to fair value at each period end, except for those derivative contracts that qualified for the normal purchase and sale exemption under SFAS No. 133. According to the Company’s designation of the derivative, changes in the fair value of derivatives are reflected in income or accumulated other comprehensive income.

Accumulated Other Comprehensive Income – Accumulated other comprehensive income relative to derivatives is as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2007	$461	$(265)
Net changes	(2,596)	(1,810)
Less: Amount reclassified to cost of goods sold	(1,680)	—
Less: Amount reclassified to other income (expense)	—	(147)
Ending balance, December 31, 2007	$(455)	$(1,928)
—————
*Calculated on a pretax basis

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	RELATED PARTY TRANSACTIONS.

Related Customers – On August 10, 2005, the Company entered into a six-month sales contract with Southern Counties Oil Co., an entity owned by a former director and stockholder of the Company. The contract period was from October 1, 2005 through March 31, 2006 for 5,544,000 gallons of fuel grade ethanol to be delivered ratably at approximately 924,000 gallons per month at varying prices based on delivery destinations in California, Nevada and Arizona. On January 14, 2006, the Company entered into a second six-month sales contract with Southern Counties Oil Co. The contract period was from April 1, 2006 through September 30, 2006 for 2,100,000 gallons of fuel-grade ethanol to be delivered ratably at approximately 350,000 gallons per month at varying prices based on delivery destinations in California. On June 13, 2006, the Company entered into a third six-month sales contract with a contract period from October 1, 2006 through March 31, 2007 for 6,300,000 gallons of fuel-grade ethanol to be delivered ratably at approximately 1,050,000 gallons per month at varying prices based on delivery destinations in California, Nevada and Arizona. Sales to Southern Counties Oil Co. under these contracts totaled $6,039,000, $16,985,000 and $9,060,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Accounts receivable from Southern Counties Oil Co. related to these contracts totaled $0 and $1,188,000 at December 31, 2007 and 2006, respectively.

During 2007, the Company started selling corn to Tri J Land and Cattle (“Tri J”), an entity owned by a director of the Company. The Company is not under contract with Tri J, but currently sells Tri J rolled corn on a spot basis as needed. Sales to Tri J totaled $166,000 for the year ended December 31, 2007 and $0 for each of the years ended December 31, 2006 and 2005. Accounts receivable from Tri J totaled $7,000 at December 31, 2007.

Related Vendors – The Company purchased 18,628 bushels of corn from Jones Villere Farms (“JVF”), a company owned by a director of the Company. Purchases from JVF totaled $95,000 for the years ended December 31, 2007 and $0 for each of the years ended December 31, 2006 and 2005. There were no accounts payable due to JVF at December 31, 2007.

The Company purchased 35,219 bushels of corn from Llanada Farms (“Llanada”), an affiliate of a director of the Company for the year ended December 31, 2006. Purchases from Llanada under this contract totaled $112,000 for the year ended December 31, 2006. There were no additional purchases during the years ended December 31, 2007 and 2005.

The Company purchased 45,708 gallons of fuel grade ethanol from Southern Counties Oil Co., an entity owned by a former director and stockholder of the Company for the year ended December 31, 2005. Purchases from Southern Counties Oil Co. under this contract totaled $74,000 for the year ended December 31, 2005. There were no additional purchases during the years ended December 31, 2007 and 2006. Accounts payable to Southern Counties Oil Co. totaled $0 at December 31, 2007 and 2006.

Plant Development and Construction – In 2006, the Company entered into an agreement with a construction company to build an ethanol production facility in Madera, California. An officer of the construction company was a former member of the board of directors of PEI California. The Company had outstanding liabilities to the construction company in the amount of $900,000 as of December 31, 2007.

The Company entered into a consulting agreement with a shareholder of the Company for consulting services related to the development of an ethanol plant. Compensation payable under the agreement was $6,000 per month. The Company paid a total of $21,000 for the year ended December 31, 2005. There were no additional payments for the years ended December 31, 2007 and 2006.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement – Environmental – The Company entered into a consulting agreement with a company owned by a member of ReEnergy, LLC for consulting services related to environmental regulations and permitting. Compensation payable under the agreement was $3,000 per month. The Company paid a total of $8,000 for the year ended December 31, 2005. There were no additional payments for the years ended December 31, 2007 and 2006.

19.	QUARTERLY FINANCIAL DATA.

The Company’s unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2007:
Net sales	$99,242	$113,763	$118,118	$130,390
Gross profit	$15,341	$11,121	$4,759	$1,678
Income (loss) from operations	$5,839	$2,801	$(1,161)	$(5,402)
Net income (loss)	$2,975	$2,156	$(4,842)	$(14,689)
Preferred stock dividend	$(1,050)	$(1,050)	$(1,050)	$(1,050)
Deemed dividend on preferred stock	$—	$—	$—	$(28)
Income (loss) available to common stockholders	$1,925	$1,106	$(5,892)	$(15,767)
Income (loss) per common share:
Basic and diluted	$0.05	$0.03	$(0.15)	$(0.39)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2006:
Net sales	$38,239	$46,461	$61,102	$80,554
Gross profit	$2,325	$3,308	$7,448	$11,748
Income (loss) from operations	$(659)	$(1,451)	$1,900	$398
Net income (loss)	$(612)	$(182)	$3,755	$(3,103)
Preferred stock dividend	$—	$(898)	$(1,050)	$(1,050)
Deemed dividend on preferred stock	$—	$(84,000)	$—	$—
Income (loss) available to common stockholders	$(612)	$(85,080)	$2,705	$(4,153)
Income (loss) per common share:
Basic and diluted	$(0.02)	$(2.56)	$0.07	$(0.11)

20.	SUBSEQUENT EVENTS.

Note Extension – On February 25, 2008, the Company elected to extend the term of its $15,000,000 note payable and in connection with the terms of the extension, issued a warrant to purchase the Company’s common stock for $8.00 per share. (See Note 9.)

Settlement of Mercator Litigation – In February 2008, the Company entered into a confidential settlement agreement with Mercator. (See Note 16.)

Waiver of Defaults under Credit Agreement – In March 2008, the Company became aware of various events or circumstances which constituted defaults under its Credit Agreement. (See Note 9.)  These events or circumstances included the existence of material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007, cash management activities that violated covenants in its Credit Agreement, failure to maintain adequate amounts in a designated debt service reserve account, the existence of a number of Eurodollar loans in excess of the maximum number permitted under the Company’s Credit Agreement, and the Company’s failure to pay all remaining project costs on its Madera and Boardman facilities by certain stipulated deadlines. On March 26, 2008, the Company obtained waivers from its lenders as to these defaults and was required to pay the lenders a consent fee in an aggregate amount of up to approximately $600,000.  In addition to the waivers, the Company’s lenders agreed to amend the Credit Agreement. These amendments include an increase in the frequency with which the Company is to deposit certain revenues into a restricted account each month, an increase the allowable Eurodollar loans from a maximum of seven to a maximum of ten, and the Company is required to pay all remaining project costs on its Madera and Boardman facilities by May 16, 2008.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Financing Transaction

Securities Purchase Agreement and Warrant

On March 18, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lyles United, LLC (the “Purchaser”). The Purchase Agreement provides for the sale by the Company and the purchase by the Purchaser of (i) 2,051,282 shares of the Company’s Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”), all of which would initially be convertible into an aggregate of 6,153,846 shares of the Company’s common stock based on an initial three-for-one conversion ratio, and (ii) a warrant (the “Warrant”) to purchase an aggregate of 3,076,923 shares of the Company’s common stock at an exercise price of $7.00 per share, for an aggregate purchase price of $40 million. On March 27, 2008, the Company consummated the purchase and sale of the Series B Preferred Stock. The Series B Preferred Stock was created under the Certificate of Designations described below. The Purchase Agreement includes customary representations and warranties on the part of both the Company and the Purchaser and other customary terms and conditions.

The Warrant is exercisable at any time during the period commencing on the date that is six months and one day from the date of the Warrant and ending ten years from the date of the Warrant. The Warrant contains customary anti-dilution provisions for stock splits, stock dividends and the like and other customary terms and conditions.

Certificate of Designations

The Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock (the “Certificate of Designations”) provides for 3,000,000 shares of preferred stock to be designated as Series B Cumulative Convertible Preferred Stock. The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock and on parity with respect to dividend and liquidation rights with the Company’s Series A Preferred Stock. Holders of Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 7.00% of the purchase price per share of the Series B Preferred Stock on a pari passu basis with the holders of Series A Preferred Stock; however, subject to the provisions of the Letter Agreement described below, such dividends may, at the option of the Company, be paid in additional shares of Series B Preferred Stock based initially on liquidation value of the Series B Preferred Stock. The holders of Series B Preferred Stock have a liquidation preference over the holders of the Company’s common stock initially equivalent to $19.50 per share of the Series B Preferred Stock plus any accrued and unpaid dividends on the Series B Preferred Stock but on a pro rata and pari passu basis with the holders of Series A Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including transfer of all or substantially all of the capital stock or assets of the Company or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series B Preferred Stock vote affirmatively in favor of or otherwise consent that such transaction shall not be treated as a liquidation.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of the Series B Preferred Stock have conversion rights initially equivalent to three shares of common stock for each share of Series B Preferred Stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities at a price equivalent to less than $6.50 per share, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis). The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

The holders of Series B Preferred Stock vote together as a single class with the holders of the Company’s Series A Preferred Stock and common stock on all actions to be taken by the Company’s stockholders.  Each share of Series B Preferred Stock entitles the holder to the number of votes equal to the number of shares of common stock into which each share of Series B Preferred Stock is convertible on all matters to be voted on by the stockholders of the Company. Notwithstanding the foregoing, the holders of Series B Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series B Preferred Stock.

As long as 50% of the shares of Series B Preferred Stock remain outstanding, the holders of the Series B Preferred Stock are afforded preemptive rights with respect to certain securities offered by the Company.  The preemptive rights of the holders of the Series B Preferred Stock are subordinate to the preemptive rights of, and prior exercise thereof by, the holders of the Series A Preferred Stock.

Registration Rights Agreement

In connection with the closing of the sale of its Series B Preferred Stock, the Company entered into a Registration Rights Agreement with the Purchaser. The Registration Rights Agreement is to be effective until the holders of the Series B Preferred Stock, and their affiliates, as a group, own less than 10% of the Series B Preferred Stock issued under the Purchase Agreement, including common stock into which such Series B Preferred Stock has been converted (the “Termination Date”). The Registration Rights Agreement provides that holders of a majority of the Series B Preferred Stock, including common stock into which such Series B Preferred Stock has been converted, may demand and cause the Company, at any time after the first anniversary of the Closing, to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Series B Preferred Stock and as payment of dividends thereon, and upon exercise of the Warrant as well as upon exercise of a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share and issued in connection with the extension of the maturity date of a loan, as discussed above (collectively, the “Registrable Securities”). The Company is required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144 for sales of Registrable Securities without registration under the Securities Act of 1933, as amended. The holders are entitled to two demand registrations on Form S-1 and unlimited demand registrations on Form S-3; provided, however, that the Company is not obligated to effect more than one demand registration on Form S-3 in any calendar year. In addition to the demand registration rights afforded the holders under the Registration Rights Agreement, the holders are entitled to unlimited “piggyback” registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by the Company with respect to other registrations of equity securities. The Company is responsible for all costs of registration, plus reasonable fees of one legal counsel for the holders, which fees are not to exceed $25,000 per registration. The Registration Rights Agreement includes customary representations and warranties on the part of both the Company and the Purchaser and other customary terms and conditions.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ancillary Agreements

In connection with the closing of the sale of its Series B Preferred Stock, the Company entered into a Letter Agreement with the Purchaser under which the Company expressly waived its rights under the Certificate of Designation to make dividend payments in additional shares of Series B Preferred Stock in lieu of cash dividend payments without the prior written consent of the Purchaser.

In connection with the closing of the sale of its Series B Preferred Stock, the Company entered into a Series A Preferred Stockholder Consent and Waiver (the “Consent and Waiver”) with Cascade Investment, L.L.C. (“Cascade”), the sole holder of the Company’s issued and outstanding shares of Series A Preferred Stock. Pursuant to the Consent and Waiver, Cascade waived its preemptive rights as to the issuance and sale of the Series B Preferred Stock, consented to the authorization, creation, issuance and sale of the Series B Preferred Stock, and consented to the registration rights granted under the aforementioned Registration Rights Agreement. In addition, each of the Company and Cascade waived the right to adjust the conversion price of the Series A Preferred Stock with respect to the sale and issuance of the Series B Preferred Stock and any shares of common stock issuable on conversion thereof or shares of Series B Preferred Stock payable as a dividend thereon. Under the Consent and Waiver, the Company expressly waived its rights under the Certificate of Designations, Powers, Preferences and Rights of the Series A Preferred Stock to make dividend payments in additional shares of Series A Preferred Stock in lieu of cash dividend payments without the prior written consent of Cascade.

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

2.7	Amendment No. 5 to Share Exchange Agreement dated as of March 3, 2005 by and among Accessity Corp., Pacific Ethanol, Inc., Kinergy Marketing, LLC, ReEnergy, LLC and the other parties named therein (1)
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock (14)
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock (29)
3.4	Bylaws of the Registrant (1)
10.1	Form of Registration Rights Agreement of various dates between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (7)
10.2	Form of Placement Warrant dated effective of various dates issued by Pacific Ethanol, Inc., a California corporation, to certain placement agents (7)
10.3	Form of Registration Rights Agreement dated effective May 14, 2004 between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (6)
10.4	Form of Placement Warrant dated effective May 14, 2004 issued by Pacific Ethanol, Inc., a California corporation, to certain placement agents (7)
10.5	Form of Registration Rights Agreement of various dates between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (6)
10.6	Form of Warrant of various dates issued to subscribers to a private placement of securities of Pacific Ethanol, Inc., a California corporation (7)
10.7	Form of Registration Rights Agreement dated effective March 23, 2005 between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (1)
10.8	Form of Warrant dated March 23, 2005 issued by the Registrant to subscribers to a private placement of securities by Pacific Ethanol, Inc., a California corporation (1)
10.9	Form of Placement Warrant dated March 23, 2005 issued by the Registrant to certain placement agents (1)

Exhibit Number	Description

10.10	Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement dated March 23, 2005 between the Registrant and Barry Siegel (1)
10.11	Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement dated March 23, 2005 between the Registrant and Philip B. Kart (1)
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

10.65	Membership Interest Purchase Agreement dated as of October 17, 2006 by and among Eagle Energy, LLC, Pacific Ethanol California, Inc. and Pacific Ethanol, Inc. (24)
10.66	Warrant to Purchase Common Stock dated October 17, 2006 issued to Eagle Energy, LLC by Pacific Ethanol, Inc. (24)
10.67	Registration Rights Agreement dated as of October 17, 2006 by and between Pacific Ethanol, Inc. and Eagle Energy, LLC (24)
10.68	Second Amended and Restated Operating Agreement of Front Range Energy, LLC among the members identified therein (as amended by Amendment No. 1 described below) (24)
10.69	Amendment No. 1, dated as of October 17, 2006, of the Second Amended and Restated Operating Agreement of Front Range Energy, LLC to Add a Substitute Member and for Certain Other Purposes (24)
10.70	Form of Non-Competition Agreement dated as of October 17, 2006 by and among Pacific Ethanol, Inc., Front Range Energy, LLC and each of the members of Eagle Energy, LLC (24)
10.71	Amendment to Amended and Restated Ethanol Purchase and Sale Agreement dated October 17, 2006 between Kinergy Marketing, LLC and Front Range Energy, LLC (24)
10.72	Separation and Consulting Agreement dated December 14, 2006 between Pacific Ethanol, Inc. and William G. Langley (25)

Exhibit Number	Description

10.73
Credit Agreement, dated as of February 27, 2007, by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, and Pacific Ethanol Magic Valley, LLC, as borrowers, the lenders party thereto, WestLB AG, New York Branch, as administrative agent, lead arranger and sole book runner, WestLB AG, New York Branch, as collateral agent, Union Bank of California, N.A., as accounts bank, Mizuho Corporate Bank, Ltd., as lead arranger and co-syndication agent, CIT Capital Securities LLC, as lead arranger and co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank BA., “Rabobank Nederland”, New York Branch, and Banco Santander Central Hispano S.A., New York Branch (26)

10.74	Sponsor Support Agreement, dated as of February 27, 2007, by and among Pacific Ethanol, Inc., Pacific Ethanol Holding Co. LLC and WestLB AG, New York Branch, as administrative agent (26)
10.75	Executive Employment Agreement dated December 11, 2007 by and between Pacific Ethanol, Inc. and Joseph W. Hansen (#) (27)
10.76	Indemnification Agreement as of January 2, 2008 by and between Pacific Ethanol, Inc. and Joseph W. Hansen (#) (27)
10.77	Amended and Restated Executive Employment Agreement dated December 11, 2007 by and between Pacific Ethanol, Inc. and Neil M. Koehler (#) (27)
10.78	Amended and Restated Executive Employment Agreement dated December 11, 2007 by and between Pacific Ethanol, Inc. and John T. Miller (#) (27)
10.79	Amended and Restated Executive Employment Agreement dated December 11, 2007 by and between Pacific Ethanol, Inc. and Christopher W. Wright (#) (27)
10.80	Securities Purchase Agreement dated March 18, 2008 by and between Pacific Ethanol, Inc. and Lyles United, LLC (28)
10.81	Warrant dated March 27, 2008 issued by Pacific Ethanol, Inc. to Lyles United, LLC (29)
10.82	Registration Rights Agreement dated as of March 27, 2008 by and between Pacific Ethanol, Inc. and Lyles United, LLC (29)
10.83	Letter Agreement dated March 27, 2008 by and between Pacific Ethanol, Inc. and Lyles United, LLC (29)
10.84	Series A Preferred Stockholder Consent and Waiver dated March 27, 2008 by and between Pacific Ethanol, Inc. and Cascade Investment, L.L.C. (29)
10.85	Form of Waiver and Third Amendment to Credit Agreement dated March 25, 2008 by and among Pacific Ethanol, Inc. and the parties thereto (29)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(*)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 23, 2005 filed with the Securities and Exchange Commission on March 29, 2005 and incorporated herein by reference.
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

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for October 4, 2006 filed with the Securities and Exchange Commission on October 10, 2006.
(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for October 2, 2006 filed with the Securities and Exchange Commission on October 12, 2006.
(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for October 17, 2006 filed with the Securities and Exchange Commission on October 23, 2006.
(25)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for December 14, 2006 filed with the Securities and Exchange Commission on December 15, 2006.
(26)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for February 27, 2007 filed with the Securities and Exchange Commission on March 5, 2007.
(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for December 11, 2007 filed with the Securities and Exchange Commission on December 17, 2007.
(28)	Filed as an exhibit to the Registrant's Current Report on Form 8-K for March 18, 2008 filed within the Securities and Exchange Commission on March 18, 2008.
(29)	Filed as an exhibit to the Registrant's Current Report on Form 8-K for March 26, 2008 filed with the Securities and Exchange Commission on March 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2008.

PACIFIC ETHANOL, INC.
/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES William L. Jones	Chairman of the Board and Director	March 27, 2008

/s/ NEIL M. KOEHLER Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2008

/s/ JOSEPH W. HANSEN Joseph W. Hansen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2008

/s/ TERRY L. STONE Terry L. Stone	Director	March 27, 2008

/s/ JOHN L. PRINCE John L. Prince	Director	March 27, 2008

/s/ DOUGLAS L. KIETA Douglas L. Kieta	Director	March 27, 2008

/s/ LARRY D. LAYNE Larry D. Layne	Director	March 27, 2008

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002