Form 10-Q
period 2008-03-31
Pacific Ethanol, Inc.
filed 2008-05-19
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |   |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 15, 2008, there were 44,131,065 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

Exhibits Filed with this Report

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
ASSETS	2008	2007
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$21,071	$5,707
Investments in marketable securities	15,435	19,353
Accounts receivable, net (including $0 and $7 as of March 31, 2008 and December 31, 2007, respectively, from a related party)	28,011	28,034
Restricted cash	14,672	780
Inventories	21,355	18,540
Prepaid expenses	1,079	1,498
Prepaid inventory	4,514	3,038
Derivative instruments	151	1,613
Other current assets	4,870	3,630
Total current assets	111,158	82,193
Property and equipment, net	531,028	468,704
Other Assets:
Goodwill	—	88,168
Intangible assets, net	6,103	6,324
Other assets	9,356	6,211
Total other assets	15,459	100,703
Total Assets	$657,645	$651,600
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2007.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$19,745	$22,641
Accrued liabilities	6,549	5,570
Accounts payable and accrued liabilities – construction-related	58,757	55,203
Contract retentions	2,621	5,358
Other liabilities – related parties	—	900
Current portion – notes payable	53,654	17,315
Short-term note payable	4,500	6,000
Derivative instruments	18,382	10,353
Other current liabilities	4,011	2,956
Total current liabilities	168,219	126,296

Notes payable, net of current portion	151,346	144,971
Other liabilities	2,888	1,965
Total Liabilities	322,453	273,232
Commitments and Contingencies (Note 10)
Noncontrolling interest in variable interest entity	49,348	96,082
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 7,000,000 shares authorized; 5,315,625 shares issued and outstanding as of March 31, 2008 and December 31, 2007; Series B: 3,000,000 shares authorized; 2,051,282 and 0 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	7	5
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,621,814 and 40,606,214 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	41	41
Additional paid-in capital	443,289	402,932
Accumulated other comprehensive loss	(2,932)	(2,383)
Accumulated deficit	(154,561)	(118,309)
Total stockholders’ equity	285,844	282,286
Total Liabilities and Stockholders’ Equity	$657,645	$651,600
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2007.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Net sales	$161,535	$99,242
Cost of goods sold	145,877	83,901
Gross profit	15,658	15,341
Selling, general and administrative expenses	9,865	9,502
Goodwill impairment	87,047	—
Income (loss) from operations	(81,254)	5,839
Other income (expense), net	(2,300)	75
Income (loss) before provision for income taxes and noncontrolling interest in variable interest entity	(83,554)	5,914
Provision for income taxes	—	—
Income (loss) before noncontrolling interest in variable interest entity	(83,554)	5,914
Noncontrolling interest in variable interest entity	48,403	(2,939)
Net income (loss)	$(35,151)	$2,975
Preferred stock dividends	$(1,101)	$(1,050)
Income (loss) available to common stockholders	$(36,252)	$1,925
Net income (loss) per share, basic and diluted	$(0.90)	$0.05
Weighted-average shares outstanding, basic	40,088	39,672
Weighted-average shares outstanding, diluted	40,088	40,122

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(35,151)	$2,975
Other comprehensive loss, net of tax:
Net change in the fair value of derivatives	(551)	(758)
Comprehensive income (loss)	$(35,702)	$2,217

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income (loss)	$(35,151)	$2,975
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Goodwill impairment	87,047	—
Depreciation and amortization of intangibles	4,548	4,586
Loss on disposal of equipment	—	33
Amortization of deferred financing fees	428	933
Non-cash compensation and consulting expense	547	669
Loss (gain) on derivatives	8,942	(283)
Noncontrolling interest in variable interest entity	(48,403)	2,939
Bad debt expense	24	—
Changes in operating assets and liabilities:
Accounts receivable	—	6,080
Restricted cash	(13,892)	922
Inventories	(2,815)	(9,311)
Prepaid expenses and other assets	(2,718)	(1,219)
Prepaid inventory	(1,476)	(514)
Accounts payable and accrued expenses	(4,720)	965
Accounts payable, and accrued expenses-related party	(900)	(4,205)
Net cash (used in) provided by operating activities	(8,539)	4,570
Investing Activities:
Additions to property and equipment	(59,036)	(26,008)
Proceeds from sales of available-for-sale investments	3,918	18,796
Proceeds from sale of equipment	—	10
Increase in restricted cash designated for construction projects	—	(76,584)
Net cash used in investing activities	(55,118)	(83,786)
Financing Activities:
Net proceeds from issuance of preferred stock and warrants	39,811	—
Proceeds from exercise of warrants and stock options	—	1,648
Principal payments paid on borrowings	(2,375)	(1,315)
Cash paid for debt issuance costs	(556)	(8,895)
Proceeds from borrowing	43,588	76,000
Preferred share dividend paid	(1,088)	(2,100)
Dividend paid to noncontrolling interests	(359)	—
Net cash provided by financing activities	79,021	65,338
Net increase (decrease) in cash and cash equivalents	15,364	(13,878)
Cash and cash equivalents at beginning of period	5,707	44,053
Cash and cash equivalents at end of period	$21,071	$30,175

Supplemental Information:
Interest paid ($4,061 and $952 capitalized)	$3,429	$1,235
Non-Cash Financing and Investing activities:
Accrued additions to property and equipment	$3,554	$19,629
Transfer of deposit to property and equipment	$—	$8,992
Capital lease	$—	$203
Preferred stock dividend declared	$13	$1,050

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation, and all of its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation, Kinergy Marketing, LLC, an Oregon limited liability company (“Kinergy”) and the consolidated financial statements of Front Range Energy, LLC, a Colorado limited liability company (“Front Range”), a variable interest entity of which Pacific Ethanol, Inc. owns 42% (collectively, the “Company”).

The Company produces and sells ethanol and its co-products, including wet distillers grain (“WDG”), and provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington. The Company sells ethanol to gasoline refining and distribution companies and WDG to dairy operators and animal feed distributors. The Company produces its ethanol and co-products through its three ethanol production facilities located in Madera, California, Boardman, Oregon and Burley, Idaho. The Madera facility, with annual production capacity of up to 40 million gallons, has been in operation since October 2006, the Boardman facility, with annual production capacity of up to 40 million gallons, has been in operation since September 2007 and the Burley facility, with annual production capacity of up to 60 million gallons, has been in operation since April 2008. In addition, the Company owns a 42% interest in a facility with annual production capacity of up to 50 million gallons in Windsor, Colorado, as a result of its acquisition of 42% of the membership interests of Front Range. The Company has one additional ethanol production facility under construction in Stockton, California, which is expected to commence operations in the third quarter of 2008.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Except as disclosed in Note 2 below, the accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications of prior year’s data have been made to conform to 2008 classifications.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	NEW ACCOUNTING STANDARDS.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact SFAS No. 161 may have on its consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which is further discussed in Note 12.

On January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2008.

3.	MARKETABLE SECURITIES.

The Company’s marketable securities consisted of short-term marketable securities with carrying values of $15,435,000 and $19,353,000 as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, there were no gross unrealized gains or losses for these securities.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$9,426	$3,647
Work in progress	1,653	1,809
Finished goods	9,182	12,064
Other	1,094	1,020
Total	$21,355	$18,540

5.	GOODWILL AND OTHER INTANGIBLE ASSETS.

The Company adjusted its goodwill associated with its acquisition of ownership interests in Front Range resulting in a decrease of goodwill of $1,121,000. Additionally, the Company performed its annual review of impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, as of March 31, 2008. As a result of the review, the estimated fair value of the Company’s single reporting unit was below its carrying value and, as a result, the Company recognized an impairment charge on its remaining goodwill of $87,047,000, reducing its goodwill balance to zero.

6.	DEBT.

Long-term borrowings are summarized in the table below (in thousands):

	March 31, 2008	December 31, 2007
Plant construction term loans, due 2015	$130,492	$92,308
Plant construction lines of credit, due 2009	11,877	9,200
Operating line of credit, due 2008	8,944	6,217
Notes payable to related party, due 2009	30,000	30,000
Swap note, due 2011	16,035	16,370
Variable rate note, due 2011	6,407	6,930
Water rights capital lease obligations	1,245	1,261
	205,000	162,286
Less short-term portion	(53,654)	(17,315)
Long-term debt	$151,346	$144,971

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Plant Construction Term Loans & Lines of Credit

During the three months ended March 31, 2008, the Company continued its construction efforts at its Burley, Idaho and Stockton, California facilities, increasing its draw on its existing construction financing by an additional $40,861,000.

In March 2008, the Company became aware of various events or circumstances which constituted defaults under its Credit Agreement. These events or circumstances included the existence of material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007, cash management activities that violated covenants in its Credit Agreement, failure to maintain adequate amounts in a designated debt service reserve account, the existence of a number of Eurodollar loans in excess of the maximum number permitted under the Company’s Credit Agreement, and the Company’s failure to pay all remaining project costs on its Madera and Boardman facilities by certain stipulated deadlines. On March 26, 2008, the Company obtained waivers from its lenders as to these defaults and was required to pay the lenders a consent fee in an aggregate amount of $521,000. In addition to the waivers, the Company’s lenders agreed to amend the Credit Agreement. These amendments include an increase in the frequency with which the Company is to deposit certain revenues into a restricted account each month, an increase the allowable Eurodollar loans from a maximum of seven to a maximum of ten, and the Company is required to pay all remaining project costs on its Madera and Boardman facilities by May 16, 2008. As of March 31, 2008, the Company believed it was in compliance with its covenants.

Operating Line of Credit

Kinergy is party to a Loan and Security Agreement (“Loan Agreement”) dated as of August 17, 2007 with Comerica Bank (“Lender”), as amended by a First Amendment to Loan and Security Agreement dated as of August 29, 2007 and as further amended by a Forbearance Agreement and Release (“Forbearance Agreement”) dated as of May 12, 2008 (collectively, the “Loan Documents”). The Loan Documents provide for a $17.5 million credit facility. Borrowings under the credit facility accrue interest at the Prime Rate of interest, as published in The Wall Street Journal, plus 2.50%. Kinergy’s borrowing base under the credit facility, which, subject to the credit limit of $17.5 million, determines the amounts available for borrowing thereunder, is calculated by reference to eligible accounts receivable and eligible inventory. Amounts available for borrowings by reference to eligible inventory are limited to an aggregate of $7.6 million. Kinergy is permitted to obtain letters of credit under the Loan Documents subject to a sublimit of $6.0 million in outstanding letters of credit. Kinergy’s financial covenants under the Loan Documents are to maintain (i) a ratio of current assets to current liabilities of at least 1.25:1.00, (ii) working capital of at least $12.0 million, (iii) tangible effective net worth of at least $2.9 million, and (iv) debt to tangible effective net worth of no greater than 9.00:1.00.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On May 13, 2008, Kinergy and the Company entered into the Forbearance Agreement which provided for modifications of certain terms in the Loan Agreement. The Forbearance Agreement identified certain existing defaults under the Loan Agreement and provided that Lender would forbear for a period of time (the “Forbearance Period”) commencing on May 12, 2008 and ending on the earlier to occur of (i) August 15, 2008, and (ii) the date that any new default occurs under the Loan Documents, from exercising its rights and remedies under the Loan Documents and under applicable law. Under the Forbearance Agreement, Kinergy is required to provide to Lender by June 30, 2008, a refinancing term sheet reasonably satisfactory to Lender from a third party lender for the refinancing of the amounts owed under the credit facility. Kinergy is also required to remit all cash proceeds from its operations to its operating accounts with Lender and all such proceeds are to be applied in accordance with the Loan Agreement. Kinergy is also required to cause its cumulative net loss for the period from April 1, 2008 through August 15, 2008 not to exceed $1.0 million (excluding non-cash gains or losses on hedges and other derivatives). Kinergy was required to pay Lender a forbearance fee of $100,000. Kinergy’s obligations to Lender are secured by substantially all of its assets, subject to certain customary exclusions and permitted liens, and are guaranteed by the Company.

As a result, the Company has reclassified its balance from noncurrent to current liabilities as of March 31, 2008 and December 31, 2008, as the amount may be due within a year of December 31, 2007.

Notes Payable to Related Party

In November 2007, Pacific Ethanol Imperial, LLC (“PEI Imperial”), an indirect subsidiary of the Company, borrowed $15,000,000 from Lyles United, LLC under a Secured Promissory Note containing customary terms and conditions. The loan accrues interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 2.00%, computed on the basis of a 360-day year of twelve 30-day months. The loan was due 90-days after issuance or, if extended at the option of PEI Imperial, 365-days after the end of such 90-day period. This loan was extended by PEI Imperial and is due February 25, 2009. The Secured Promissory Note provided that if the loan was extended, the Company was to issue a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The Company issued this warrant simultaneously with the closing of the issuance of the Company’s Series B Preferred Stock on March 27, 2008. The warrant is exercisable at any time during the 18-month period after the date of issuance. The loan is secured by substantially all of the assets of PEI Imperial pursuant to a Security Agreement dated November 28, 2007 by and between PEI Imperial and Lyles United, LLC that contains customary terms and conditions and an Amendment No. 1 to Security Agreement dated December 27, 2007 by and between PEI Imperial and Lyles United, LLC (collectively, the “Security Agreement”). The Company has guaranteed the repayment of the loan pursuant to an Unconditional Guaranty dated November 28, 2007 containing customary terms and conditions. In connection with the loan, PEI Imperial entered into a Letter Agreement dated November 28, 2007 with Lyles United, LLC under which PEI Imperial committed to award the primary construction and mechanical contract to Lyles United, LLC or one of its affiliates for the construction of an ethanol production facility at the Company’s Imperial Valley site near Calipatria, California (the “Project”), conditioned upon PEI Imperial electing, in its sole discretion, to proceed with the Project and Lyles United, LLC or its affiliate having all necessary licenses and being otherwise ready, willing and able to perform the primary construction and mechanical contract. In the event the foregoing conditions are satisfied and PEI Imperial awards such contract to a party other than Lyles United, LLC or one of its affiliates, PEI Imperial will be required to pay to Lyles United, LLC, as liquidated damages, an amount equal to $5,000,000.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2007, PEI Imperial borrowed an additional $15,000,000 from Lyles United, LLC under a second Secured Promissory Note containing customary terms and conditions. The loan accrues interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 4.00%, computed on the basis of a 360-day year of twelve 30-day months. The loan was due on March 31, 2008, but was extended at the option of PEI Imperial, to March 31, 2009. As a result of the extension, the interest rate increased by 2.00% to the rate indicated above. The loan is secured by substantially all of the assets of PEI Imperial pursuant to the Security Agreement. The Company has guaranteed the repayment of the loan pursuant to an Unconditional Guaranty dated December 27, 2007 containing customary terms and conditions.

7.	PREFERRED STOCK.

Securities Purchase Agreement and Warrant – On March 18, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lyles United, LLC. The Purchase Agreement provided for the sale by the Company and the purchase by Lyles United, LLC of (i) 2,051,282 shares of the Company’s Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”), all of which is initially convertible into an aggregate of 6,153,846 shares of the Company’s common stock based on an initial three-for-one conversion ratio, and (ii) a warrant (the “Warrant”) to purchase an aggregate of 3,076,923 shares of the Company’s common stock at an exercise price of $7.00 per share, for an aggregate purchase price of $40,000,000. On March 27, 2008, the Company consummated the purchase and sale of the Series B Preferred Stock. Upon issuance, the Company recorded $39,811,000, net of issuance costs, in stockholders’ equity. The Warrant is exercisable at any time during the period commencing on the date that is six months and one day from the date of the Warrant and ending ten years from the date of the Warrant. The Warrant contains customary anti-dilution provisions for stock splits, stock dividends and the like and other customary terms and conditions.

Certificate of Designations – The Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock (the “Certificate of Designations”) provides for 3,000,000 shares of preferred stock to be designated as Series B Cumulative Convertible Preferred Stock. The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock and on parity with respect to dividend and liquidation rights with the Company’s Series A Preferred Stock. Holders of Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 7.00% per annum of the purchase price per share of the Series B Preferred Stock on a pari passu basis with the holders of Series A Preferred Stock; however, subject to the provisions of the Letter Agreement described below, such dividends may, at the option of the Company, be paid in additional shares of Series B Preferred Stock based initially on liquidation value of the Series B Preferred Stock. The holders of Series B Preferred Stock have a liquidation preference over the holders of the Company’s common stock initially equivalent to $19.50 per share of the Series B Preferred Stock plus any accrued and unpaid dividends on the Series B Preferred Stock but on a pro rata and pari passu basis with the holders of Series A Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including the transfer of all or substantially all of the capital stock or assets of the Company or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series B Preferred Stock vote affirmatively in favor of or otherwise consent that such transaction shall not be treated as a liquidation. The Company believes that such liquidation events are within its control and therefore, in accordance with Emerging Issues Task Force Issue D-98, Classification and Measurement of Redeemable Securities, the Company has classified the Series B Preferred Stock in shareholders’ equity.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Registration Rights Agreement – In connection with the closing of the sale of its Series B Preferred Stock, the Company entered into a Registration Rights Agreement with Lyles United, LLC. The Registration Rights Agreement is to be effective until the holders of the Series B Preferred Stock, and their affiliates, as a group, own less than 10% of the Series B Preferred Stock issued under the Purchase Agreement, including common stock into which such Series B Preferred Stock has been converted (the “Termination Date”). The Registration Rights Agreement provides that holders of a majority of the Series B Preferred Stock, including common stock into which such Series B Preferred Stock has been converted, may demand and cause the Company, at any time after the first anniversary of the Closing, to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Series B Preferred Stock and as payment of dividends thereon, and upon exercise of the Warrant as well as upon exercise of a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share and issued in connection with the extension of the maturity date of an unrelated loan (collectively, the “Registrable Securities”). The Company is required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144 for sales of Registrable Securities without registration under the Securities Act of 1933, as amended. The holders are entitled to two demand registrations on Form S-1 and unlimited demand registrations on Form S-3; provided, however, that the Company is not obligated to effect more than one demand registration on Form S-3 in any calendar year. In addition to the demand registration rights afforded the holders under the Registration Rights Agreement, the holders are entitled to unlimited “piggyback” registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by the Company with respect to other registrations of equity securities. The Company is responsible for all costs of registration, plus reasonable fees of one legal counsel for the holders, which fees are not to exceed $25,000 per registration. The Registration Rights Agreement includes customary representations and warranties on the part of both the Company and Lyles United, LLC and other customary terms and conditions.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Ancillary Agreements – In connection with the closing of the sale of its Series B Preferred Stock, the Company entered into a Letter Agreement with Lyles United, LLC under which the Company expressly waived its rights under the Certificate of Designation to make dividend payments in additional shares of Series B Preferred Stock in lieu of cash dividend payments without the prior written consent of Lyles United, LLC.

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

8.	STOCK-BASED COMPENSATION.

Total stock-based compensation expense related to SFAS No. 123 (Revised 2004), Share-Based Payments, included in wages, salaries and related costs was $547,000 and $669,000 for the three months ended March 31, 2008 and 2007, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of March 31, 2008, $6,046,000 of compensation cost attributable to future services related to plan awards that are probable of being achieved had not yet been recognized.

9.	EARNINGS PER SHARE.

The following table computes basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2008
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(35,151)
Less: Preferred stock dividends	(1,101)

Basic loss per share:
Loss available to common stockholders	(36,252)	40,088	$(0.90)
Effect of outstanding restricted shares	—	—
Effect of outstanding warrants and options	—	—

Diluted loss per share:
Loss available to common stockholders, including assumed conversions	$(36,252)	40,088	$(0.90)

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2007
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$2,975
Less: Preferred stock dividends	(1,050)

Basic earnings per share:
Income available to common stockholders	1,925	39,672	$0.05
Effect of outstanding restricted shares	—	199
Effect of outstanding warrants and options	—	251

Diluted earnings per share:
Income available to common stockholders, including assumed conversions	$1,925	40,122	$0.05

There were an aggregate of 10,905,000 and 10,950,000 of potentially dilutive weighted-average shares from stock options, common stock warrants and convertible securities outstanding as of March 31, 2008 and March 31, 2007, respectively. These options, warrants and convertible securities were not considered in calculating diluted net income (loss) per common share for the three months ended March 31, 2008 and 2007, as their effect would be anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At March 31, 2008, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol, corn, natural gas, biodiesel and denaturant.  Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price portion of the table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$28,276
Corn	1,387
Natural gas	2,705
Biodiesel	175
Total	$32,543

Indexed-Price Contracts (Volume)
Ethanol (gallons)	7,597
Corn (bushels)	5,936
Denaturant (gallons)	720

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sales Commitments – At March 31, 2008, the Company had entered into sales contracts with customers to sell certain quantities of ethanol, WDG, syrup and biodiesel.  The volumes indicated in the indexed-price contracts portion of the table are additional committed sales and will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$47,346
WDG	11,413
Syrup	2,790
Biodiesel	121
Total	$61,670

Indexed-Price Contracts (Volume)
Ethanol (gallons)	15,740
WDG (tons)	14
Syrup (tons)	10

Litigation – General – The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect the Company’s quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes that such matters will not adversely affect the Company’s financial position, results of operations or cash flows.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Litigation – Mercator – In 2003, the Company’s predecessor, Accessity Corp., a New York corporation (“Accessity”) filed a lawsuit seeking damages in excess of $100 million against: (i) Presidion Corporation, f/k/a MediaBus Networks, Inc., the parent corporation of Presidion Solutions, Inc. (“Presidion”), (ii) Presidion’s investment bankers, Mercator Group, LLC (“Mercator”), and various related and affiliated parties, and (iii) Taurus Global LLC (“Taurus”), (collectively referred to as the “Mercator Action”), alleging that these parties committed a number of wrongful acts, including, but not limited to tortiously interfering in a transaction between Accessity and Presidion. In 2004, Accessity dismissed this lawsuit without prejudice, which was filed in Florida state court. In January 2005, Accessity refiled this action in the State of California, for a similar amount, as Accessity believed that this was the proper jurisdiction. On August 18, 2005, the court stayed the action and ordered the parties to arbitration. The parties agreed to mediate the matter. Mediation took place on December 9, 2005 and was not successful. On December 5, 2005, the Company filed a Demand for Arbitration with the American Arbitration Association. On April 6, 2006, a single arbitrator was appointed. Arbitration hearings had been scheduled to commence in July 2007. In April 2007, the arbitration proceedings were suspended due to non-payment of arbitration fees by Presidion and Taurus. As a result of non-payment of arbitration fees, a default order was entered against Taurus by the Los Angeles Superior Court. In July 2007, the Company entered into a confidential settlement agreement with Presidion and its former officers. On July 23, 2007, the Company dismissed Presidion from the arbitration. On July 23, 2007, Taurus filed a Voluntary Petition for Chapter 7 Bankruptcy in the United States District Court, Central District of California, Case Number SV07-12547 GM. The arbitration hearings against Mercator begun on February 11, 2008 and concluded on February 19, 2008. After the hearings concluded but prior to an award being issued, the parties engaged in two day mediation. As a result of the mediation, the parties entered into a confidential settlement agreement. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing the Company in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and the Company will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

11.	DERIVATIVES/HEDGES.

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in income (expense).

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2008 and 2007, losses from ineffectiveness in the amount of $1,033,000 and gains of $142,000, respectively, were recorded in cost of goods sold and effective gains in the amount of $5,277,000 and losses of $124,000, respectively, were recorded in cost of goods sold. The notional balances remaining on these derivatives as of March 31, 2008 and December 31, 2007 were $987,000 and $2,427,000, respectively.

Commodity Risk – Non-Designated Hedges – As part of the Company’s risk management strategy, it uses forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized a loss of $2,016,000 (of which $935,000 is related to settled non-designated hedges) and $321,000 as the change in the fair value of these contracts for the three months ended March 31, 2008 and 2007, respectively. The notional balances remaining on these contracts as of March 31, 2008 and December 31, 2007 were $5,722,000 and $29,999,000, respectively.

Interest Rate Risk – As part of the Company’s interest rate risk management strategy, the Company uses derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $21,558,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $63,219,000 is 5.01%-8.16% per annum. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended March 31, 2008 and 2007, losses from effectiveness in the amount of $26,000 and $30,000, gains from ineffectiveness in the amount of $81,000 and $22,000, and losses from undesignated hedges in the amount of $5,047,000 and gains of $33,000 were recorded in other income (expense), respectively. The losses for the three months ended March 31, 2008 resulted primarily from the Company’s suspension of construction of its Imperial Valley facility.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss relative to derivatives was as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2008	$(455)	$(1,928)
Net changes	—	(980)
Amount reclassified to cost of goods sold	455	—
Amount reclassified to other income (expense)	—	(26)
Ending balance, March 31, 2008	$—	$(2,934)
 —————
 *Calculated on a pretax basis

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	FAIR VALUE MEASUREMENTS.

On January 1, 2008, the Company adopted SFAS No. 157, which defines a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurement. The SFAS No. 157 requirements for certain nonfinancial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB Staff Position 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2008.

The fair value hierarchy established by SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable.

In accordance with SFAS No. 157, the Company has classified its investments in marketable securities and derivative instruments into these levels depending on the inputs used to determine their fair values. The Company’s investments in marketable securities related to money market funds are based on quoted prices and are designated as Level 1. The Company’s investments in marketable securities related to auction rate preferred securities are not traded with active participants and are designated as Level 2. The Company’s derivative instruments consist of commodity positions and interest rate caps and swaps. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 and the fair value of the interest rate caps and swaps are based on quoted prices on similar assets or liabilities in active markets and discounts to reflect potential credit risk to lenders and are designated as Level 2.

The following table summarizes fair value measurements by level at March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investments in marketable securities	$8,510	$6,925	$—	$15,435
Commodity derivative assets	151	—	—	151
Total Assets	$8,661	$6,925	$—	$15,586

Liabilities:
Commodity derivative liabilities	$5,253	$—	$—	$5,253
Interest rate caps and swaps	—	13,129	—	13,129
Total Liabilities	$5,253	$13,129	$—	$18,382

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	RELATED PARTY TRANSACTIONS.

During the three months ended March 31, 2008, the Company sold $33,500 of its business energy tax credits to an employee of the Company on the same terms and conditions as others to which the Company sold credits during the three months ended March 31, 2008.

As discussed in Note 7, on March 27, 2008, the Company consummated the purchase and sale of its Series B Preferred Stock with Lyles United, LLC. In addition, as of March 31, 2008, the Company had notes payable of $30,000,000, construction-related accounts payable of $3,088,000 and contract retentions of $1,665,000 to Lyles United, LLC.

14.	SUBSEQUENT EVENTS.

Conversion of Series A Preferred Stock

In April and May, 2008, through the filing of this report, Cascade Investment L.L.C. converted an aggregate of 1,565,625 shares of its Series A Preferred Stock into 3,131,250 shares of the Company’s common stock.

Operating Line of Credit

As further discussed in detail in Note 6, on May 13, 2008, Kinergy and the Company entered into a Forbearance Agreement which provided for modifications of certain terms in its operating line of credit agreement. The Forbearance Agreement identified certain existing defaults under the Loan Agreement and provided that Lender would forbear for a period of time commencing on May 12, 2008 and ending on the earlier to occur of (i) August 15, 2008, and (ii) the date that any new default occurs under the Loan Documents, from exercising its rights and remedies under the Loan Documents and under applicable law.

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

Any of the factors described immediately above or in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

Our primary goal is to be the leading marketer and producer of low carbon renewable fuels in the Western United States.

We produce and sell ethanol and its co-products, including wet distillers grain, or WDG, and provide transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington. We have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States.

We own and operate three ethanol production facilities located in Madera, California, Boardman, Oregon and Burley, Idaho. Our Madera facility has an annual production capacity of up to 40 million gallons and has been in operation since October 2006. Our Boardman facility has an annual production capacity of up to 40 million gallons and has been in operation since September 2007. Our Burley facility has an annual production capacity of up to 60 million gallons and has been in operation since April 2008. In addition, we own a 42% interest in Front Range Energy, LLC, or Front Range, which owns and operates an ethanol production facility with annual production capacity of up to 50 million gallons in Windsor, Colorado. We have one additional ethanol production facility under construction in Stockton, California, which is expected to commence operations in the third quarter of 2008. We also intend to either construct or acquire additional ethanol production facilities as financial resources and business prospects make the construction or acquisitions of these facilities advisable.

We intend to reach our goal to be the leading marketer and producer of low carbon renewable fuels in the Western United States in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol, by expanding our relationships with animal feed distributors and end users to build local markets for WDG, the primary co-product of our ethanol production, and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and transportation fuel. In addition, we intend to expand our annual production capacity to 220 million gallons in 2008, upon completion of our facility in Stockton, California, and 420 million gallons of annual production capacity in 2010, through new construction or acquisition of additional ethanol production facilities. We also intend to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations.  We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; consolidation of variable interest entities; impairment of intangible and long-lived assets; stock-based compensation; derivative instruments and hedging activities; allowance for doubtful accounts; and costs of start-up activities.  These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,
	2008	2007	Percentage Variance
Gallons sold (in millions)	59.2	37.5	57.9%
Average sales price per gallon	$2.30	$2.34	(1.7)%
Corn cost per bushel—CBOT equivalent (1)	$4.56	$3.10	47.1%
Co-product revenues as % of delivered cost of corn	26.4%	30.9%	(14.6)%

Average CBOT ethanol price per gallon	$2.29	$2.14	7.0%
Average CBOT corn price per bushel	$5.17	$4.01	28.9%
_____________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2008	2007	Dollars	Percent

Net sales	$161,535	$99,242	$62,293	62.8%
Cost of goods sold	145,877	83,901	61,976	73.9%
Gross profit	$15,658	$15,341	$317	2.1%
Percentage of net sales	9.7%	15.4%

Net Sales

The increase in our net sales for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to a substantial increase in sales volume, which was partially offset by lower average sales prices.

Total volume of ethanol sold increased by 21.7 million gallons, or 58%, to 59.2 million gallons for the three months ended March 31, 2008 as compared to 37.5 million gallons in the same period in 2007. The substantial increase in sales volume is primarily due to production from our Boardman facility, which commenced operations in September 2007, and increased sales volume under our third-party ethanol marketing agreements.

Our average sales price per gallon declined 2% to $2.30 for the three months ended March 31, 2008 from an average sales price per gallon of $2.34 for the three months ended March 31, 2007. The average CBOT price per gallon increased 7% to $2.29 for the three months ended March 31, 2008 from an average CBOT price per gallon of $2.14 for the three months ended March 31, 2007. Our average sales price per gallon did not increase along with the average CBOT price per gallon for the three months ended March 31, 2008 due to our higher proportion of fixed-price contracts during a period of rising ethanol prices.

Cost of Goods Sold and Gross Profit

The increase in our cost of goods sold for the three months ended March 31, 2008 as compared to the same period in 2007 was predominantly due to increased sales volume from our own production and increased corn costs associated with our own production which contributed to higher costs per gallon. Our gross margin declined to 9.7% for the three months ended March 31, 2008 from 15.4% in the same period in 2007 primarily due to increased corn costs and lower average sales prices per gallon, which were partially offset by gains on derivatives, as further discussed below.

Although a large proportion of our sales volume results from the marketing and sale of ethanol produced by third parties, production of our own ethanol is growing rapidly and we expect that our production will continue to grow as new facilities commence operations. Our purchase and sale prices of ethanol produced by third parties typically fluctuate closely with market prices. As a result, our average cost of ethanol purchased from third parties decreased in-line with the overall decline in our average sales price per gallon.

Corn is the single largest component of the cost of our ethanol production. Average corn prices rose significantly in three months ended March 31, 2008 as compared to the same period in 2007. Overall, the price of corn had a much larger impact on our production costs per gallon in the three months ended March 31, 2008 as compared to the same period in 2007 due to the higher proportion of sales from production of our own ethanol in the three months ended March 31, 2008 as compared to the same period in 2007.

Derivative gains of $2,228,000 for the three months ended March 31, 2008 as compared to losses of $303,000 for the same period in 2007 partially offset our increased corn costs. These gains resulted from derivatives that we entered in order to lock in margins during the three months ended March 31, 2008. Of these gains, $935,000 was related to open positions at March 31, 2008.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2008	2007	Dollars	Percent
Selling, general and administrative expenses	$9,865	$9,502	$363	3.8%
Percentage of net sales	6.1%	9.6%

Our selling, general and administrative expenses, or SG&A, increased $363,000 to $9,865,000 for the three months ended March 31, 2008 as compared to $9,502,000 for the same period in 2007. SG&A, however, decreased significantly as a percentage of net sales due to our significant sales growth. The increase in the dollar amount of SG&A is primarily due to the following factors:

•	derivative commissions increased $958,000 due to significant trades during the quarter;

•	professional fees increased $794,000 associated with business development activities during the quarter; and

•	payroll and benefits increased by $743,000, or 33%, due to increased administrative staff.

Partially offsetting the foregoing increases were the following decreases:

•	accounting and consulting fees associated with finance decreased by $1,004,000, or 43%; and

•
amortization of intangible assets resulting from our acquisition of our 42% ownership interest in Front Range decreased by $1,468,000, as we have fully amortized a significant portion of the intangible assets associated with the acquisition; amortization of intangible assets was $221,000 and $1,689,000 for the three months ended March 31, 2008 and 2007, respectively.

Goodwill Impairment

The following table presents our goodwill impairment in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2008	2007	Dollars	Percent
Goodwill impairment	$87,047	$—	$87,047	*
Percentage of net sales	53.9%	—%
______________
* Not meaningful

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill for impairment at least annually. In accordance with SFAS No. 142, we conducted an impairment test of goodwill as of March 31, 2008. As a result, we recorded a non-cash impairment charge of $87,047,000, requiring us to write-off our entire goodwill balances from our previous acquisitions of Kinergy and Front Range. The impairment charge will not result in future cash expenditures.

Other Income (Expense)

The following table presents our other income (expense) in dollars and our other income (expense) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2008	2007	Dollars	Percent
Other income (expense), net	$(2,300)	$75	$(2,375)	*
Percentage of net sales	(1.4)%	0.0%
______________
* Not meaningful

Other income (expense) decreased by $2,375,000 to a loss of $2,300,000 for the three months ended March 31, 2008 from other income of $75,000 in the same period in 2007. The decrease in other income (expense) is primarily due to the following factors:

•
increased mark-to-market losses of $5,013,000 from our interest rate hedges which required that we mark-to-market our ineffective positions in a declining interest rate environment; the ineffectiveness related to our interest rate swaps and primarily resulted from the suspension of construction of our Imperial Valley facility in the fourth quarter of 2007;

•
interest income decreased $1,557,000, or 86%, due to construction activity over the past year; during the three months ended March 31, 2007, we had significant interest-earning restricted cash balances from remaining funds received in connection with the sale of our Series A Preferred Stock; and

•
increased bank fees of $533,000 primarily related to our obtaining waivers for our construction financing debt, due to non compliance at the end of 2007 and a requirement that we pay additional bank fees to obtain such waivers during the three months ended March 31, 2008.

These items were partially offset by:

•	increased other income of $4,489,000 related to sales of our business energy tax credits sold as pass through investments to interested purchasers.

Noncontrolling Interest in Variable Interest Entity

The following table presents the proportionate share of the noncontrolling interest in Front Range, a variable interest entity, and noncontrolling interest in variable interest entity as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2008	2007	Dollars	Percent
Noncontrolling interest in variable interest entity	$48,403	$(2,939)	$51,342	1,746.9%
Percentage of net sales	30.0%	(3.0)%

Noncontrolling interest in variable interest entity relates to the consolidated treatment of Front Range, a variable interest entity, and represents the noncontrolling interest of others in the earnings of Front Range. We consolidate the entire income statement of Front Range for the period covered. However, because we own only 42% of Front Range, we must reduce our net income or increase our net loss for the noncontrolling interest, which is the 58% ownership interest that we do not own. This amount increased by $51,342,000 primarily due to goodwill impairment associated with amounts recorded in the original acquisition of our interests in Front Range.

Net Income (Loss)

The following table presents our net income (loss) in dollars and our net income (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2008	2007	Dollars	Percent
Net income (loss)	$(35,151)	$2,975	$(38,126)	(1,281.5)%
Percentage of net sales	(21.8)%	3.0%

Net income (loss) decreased during the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to goodwill impairment and a decrease in our other expense, which amounts were partially offset by an increase in noncontrolling interest in variable interest entity, as discussed above.

Preferred Stock Dividends and Income Available to Common Stockholders

The following table presents the preferred stock dividends in dollars for our Series A and B Preferred Stock, or Preferred Stock, these preferred stock dividends as a percentage of net sales, and our income available to common stockholders in dollars and our income available to common stockholders as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2008	2007	Dollars	Percent
Preferred stock dividends	$(1,101)	$(1,050)	$51	4.9%
Percentage of net sales	(0.7)%	(1.1)%

Income (loss) available to common stockholders	$(36,252)	$1,925	$(38,177)	(1,983.2)%
Percentage of net sales	(22.4)%	1.9%

Shares of our Series A and B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% and 7% per annum, respectively, of the purchase price per share of the Preferred Stock. We declared and paid dividends on our Series A Preferred Stock in the aggregate amount of $1,063,000 and $1,050,000, for the three months ended March 31, 2008 and for the same period in 2007, respectively. We declared and paid dividends on our Series B Preferred Stock in the aggregate amount of $38,000 for the three months ended March 31, 2008, as it was issued on March 27, 2008.

Liquidity and Capital Resources

Overview

During the quarter ended March 31, 2008, we funded our operations primarily from cash on hand, revenues generated from operations and borrowings on our credit facilities and other loans and proceeds from our sale of Series B Preferred Stock and a related warrant to purchase our common stock.

As part of our ethanol facility construction financing, we received funds of $40,861,000 primarily related to our progress toward completion of our Burley facility during the first quarter of 2008. Also during the first quarter, we issued to Lyles United, LLC, 2,051,282 shares of our Series B Preferred Stock and a ten-year warrant to purchase an aggregate of 3,076,923 shares of our common stock at an exercise price of $7.00 per share for net proceeds of $39,811,000.

Kinergy is a party to a Loan and Security Agreement with Comerica Bank, or Comerica, under which Comerica provided an operating line of credit of up to $25,000,000. In April 2008, with the completion of Kinergy’s audited financial statements for the year ended December 31, 2007, which were provided to Comerica pursuant to the reporting requirements of the Loan and Security Agreement, we became aware that Kinergy was out of compliance with certain financial covenants. On May 13, 2008, we entered into a Forbearance Agreement and Release, or Forbearance Agreement, with Comerica. Our noncompliance, despite the execution of the Forbearance Agreement, required us to reclassify $8,944,000, the entire outstanding balance under the line of credit as of March 31, 2008, and that was originally due in 2009, to current liabilities. The Forbearance Agreement is further described under “Bank Credit Facility” below.

Current and Prospective Capital Needs

Our business has been growing rapidly amidst significantly elevated commodity prices and slim operating margins. In addition, we are subject to new constraints on our operating line of credit. Accordingly, our working capital requirements have increased considerably. We are in the process of concluding negotiations for an infusion of at least $5,000,000 in additional equity capital. We cannot, however, provide any assurance that these funds will be received. We believe that if we are able to timely close this financing transaction, in order to continue construction of our Stockton facility, we will, by the end of second quarter of 2008, need at least an additional $10,000,000 in debt or equity financing. In addition, as discussed below, we will need to obtain a suitable replacement operating line of credit for Kinergy by August 15, 2008 that permits funds to be used as working capital for general corporate purposes. If we are unable to timely obtain this additional capital, we may be forced to take other measures to raise cash or to curtail our expenses and commitments, or both. Without the additional financing or other measures described above, we believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity, including available loan proceeds under our existing debt facility, may not be adequate to fund our operations through 2008.

Our Forbearance Agreement with Comerica has restricted our liquidity and reduced the availability of working capital. Among other things, the Forbearance Agreement reduced the credit limit under our credit facility by $7,500,000 from $25,000,000 to $17,500,000. The available portion of the $17,500,000 credit limit is determined by calculating a borrowing base which is a function of eligible accounts receivable and inventory. Under the Forbearance Agreement, the amount of eligible inventory that may be financed under the credit facility was reduced by $6,400,000 from $14,000,000 to $7,600,000. In addition, we are required to remit daily cash proceeds from Kinergy’s operations to our operating accounts with Comerica and all such proceeds are to be applied in accordance with the Loan Agreement with daily re-borrowings permitted up to the lesser of our calculated borrowing base or the reduced credit limit of $17,500,000. These changes would not have imposed reductions in our historical borrowing practices as we have never drawn more than $17,500,000 under the facility. However, although the credit facility continues to provide approximately the same amount of revolving credit needed historically to support Kinergy’s marketing operations, the terms of the Forbearance Agreement restrict the total amount of credit available to Kinergy and have the practical effect of limiting our ability to use credit facility funds as working capital for general corporate purposes. The forbearance period ends on August 15, 2008, or earlier upon the occurrence of an event of default. See “Bank Credit Facility” below.

We must complete the construction of our Stockton facility in order to reach our goal of 220 million gallons of annual production capacity in 2008. If we are able to timely obtain sufficient additional financing, as discussed above, we expect to complete the construction of our Stockton facility in the third quarter of 2008. We will, however, be required to fund additional equity of approximately $30,000,000 for our Stockton project prior to receiving final loan proceeds under our debt facility in order to complete the project. Of this amount, we will be required to fund $6,000,000 from working capital, which amount is included in our anticipated financing needs discussed above, and we expect to fund the $24,000,000 balance from final loan proceeds for our completed Burley facility, which, subject to our $6,000,000 contribution, we anticipate receiving in approximately four weeks. As discussed above, we may not have timely access to adequate sources of funds for our required equity contribution. If we are unable to timely fund our required equity contribution, we may be forced to delay or curtail construction of our Stockton project and, due to deadlines imposed under our debt facility, loan proceeds under the facility may become unavailable for use on the project.

We will be required to repay two loans in the aggregate amount of $30.0 million in the first quarter of 2009. Although it is conceivable that cash flows from our operations and other sources of liquidity will provide adequate funds for us to repay these loans, it is highly likely that we will require new sources of financing to fund the repayments. In addition, we will require substantial additional financing to reach our goal of 420 million gallons of annual production capacity in 2010, which we plan to reach through the construction or acquisition of additional ethanol production facilities.

We are actively seeking to raise additional financing to fund the foregoing requirements and provide additional working capital for our business. Our failure to raise sufficient capital when needed may have a material adverse effect on our results of operations, liquidity and cash flows and may restrict our growth and hinder our ability to compete. Our failure to raise sufficient capital when needed may also result in our inability to fund our operations. If commodity prices increase, if ethanol production margins deteriorate from current levels, if we experience construction cost overruns at our Stockton facility, if our capital requirements or cash flows otherwise vary materially and adversely from our current projections, or if other adverse unforeseen circumstances occur, then our working capital and current and future expected capital resources and other sources of liquidity may be inadequate to meet our capital expenditure requirements or fund our operations, or both.

Bank Credit Facility

Kinergy is party to a Loan and Security Agreement (“Loan Agreement”) dated as of August 17, 2007 with Comerica, as amended by a First Amendment to Loan and Security Agreement dated as of August 29, 2007 and as further amended by the Forbearance Agreement (collectively, the “Loan Documents”). The Loan Documents provide for a $17,500,000 credit facility. Borrowings under the credit facility accrue interest at the Prime Rate of interest, as published in The Wall Street Journal, plus 2.50%. Kinergy’s borrowing base under the credit facility, which, subject to the credit limit of $17,500,000, determines the amounts available for borrowing thereunder, is calculated by reference to eligible accounts receivable and eligible inventory. Amounts available for borrowing by reference to eligible inventory are limited to an aggregate of $7,600,000. Kinergy is permitted to obtain letters of credit under the Loan Documents subject to a sublimit of $6,000,000 in outstanding letters of credit. Kinergy’s financial covenants under the Loan Documents are to maintain (i) a ratio of current assets to current liabilities of at least 1.25:1.00, (ii) working capital of at least $12,000,000, (iii) tangible effective net worth of at least $2,900,000, and (iv) debt to tangible effective net worth of no greater than 9.00:1.00.

On May 13, 2008, we entered into the Forbearance Agreement which provided for modifications of certain terms in the Loan Agreement. The Forbearance Agreement identified certain existing defaults under the Loan Agreement and provided that Comerica would forbear for a period of time commencing on May 12, 2008 and ending on the earlier to occur of (i) August 15, 2008, and (ii) the date that any new default occurs under the Loan Documents, from exercising its rights and remedies under the Loan Documents and under applicable law. Under the Forbearance Agreement, Kinergy is required to provide to Comerica by June 30, 2008, a refinancing term sheet reasonably satisfactory to Comerica from a third party lender for the refinancing of the amounts owed under the credit facility. Kinergy is also required to remit all cash proceeds from its operations to its operating accounts with Comerica and all such proceeds are to be applied in accordance with, and to reduce amounts owed under, the Loan Agreement. Kinergy is also required to cause its cumulative net loss for the period from April 1, 2008 through August 15, 2008 not to exceed $1,000,000 (excluding non-cash gains or losses on hedges and other derivatives). Kinergy was required to pay Comerica a forbearance fee of $100,000. Kinergy’s obligations to Comerica are secured by substantially all of its assets, subject to certain customary exclusions and permitted liens. We have guaranteed Kinergy’s obligations to Comerica arising under the Loan Documents.

Quantitative Quarter-End Liquidity Status

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

	As of
	March 31, 2008	December 31, 2007	Variance
Current assets	$111,158	$82,193	35.2%
Current liabilities	$168,219	$126,296	33.2%
Property and equipment, net	$531,028	$468,704	13.3%
Notes payable, net of current portion	$151,346	$144,971	4.4%
Working capital	$(57,061)	$(44,103)	29.4%
Working capital ratio	0.66	0.65	1.5%

Change in Working Capital and Cash Flows

Working capital decreased to a deficit of $57,061,000 at March 31, 2008 from $44,103,000 at December 31, 2007 as a result of an increase in current liabilities of $41,923,000, which was partially offset by an increase in current assets of $28,965,000.

Current assets increased primarily due to an increase in cash and cash equivalents of $15,364,000, primarily from our $40,000,000 issuance of our Series B Preferred Stock near the end of March 2008, an increase in restricted cash of $13,892,000 primarily due to funding of certain reserve accounts required under our debt facility and hedging reserve balances requirements and an increase in inventories of $2,815,000 due to our planned startup of our Burley facility, which began operations in April 2008. These increases were partially offset by decreases in investments in marketable securities of $3,918,000.

Current liabilities increased primarily due to an increase in current portion – notes payable, of an aggregate of $30,000,000 ($15,000,000 due in February 2009 and $15,000,000 due in March 2009) and $8,944,000 attributable to Kinergy’s operating line of credit (which was required to be reclassified to current liabilities), an increase in construction-related accounts payable and accrued liabilities of $3,554,000 and an increase in derivative instruments of $8,029,000. These increases were partially offset by decreases in trade accounts payable of $2,896,000 and a decrease in a short-term note payable by $1,500,000, as we paid down a portion of the note per its terms.

The decrease in working capital was primarily due to increased short- and long-term financing, which increased the current portion of our debt.

Cash used in our operating activities of $8,539,000 resulted primarily from a net loss of $35,151,000, an increase in restricted cash of $13,892,000, a decrease in non-construction-related accounts payable and accrued expenses of $4,720,000, an increase in inventories of $2,815,000, an increase in prepaid expenses and other assets of $2,718,000 and a decrease in related party accrued expenses of $900,000, which were partially offset by goodwill impairment of $87,047,000, depreciation and amortization of intangible assets of $4,548,000 and derivative losses of $8,942,000.

Cash used in our investing activities of $55,118,000 resulted from purchases of additional property and equipment of $59,036,000, which was partially offset by proceeds from sales of marketable securities of $3,918,000.

Cash provided by our financing activities of $79,021,000 resulted primarily from proceeds from debt financing and lines of credit of $43,588,000 and net proceeds from our Series B Preferred Stock issuance of $39,811,000, which were partially offset by principal payments on borrowings of $2,375,000 and preferred stock dividends paid of $1,088,000.

Changes in Other Assets and Liabilities

Goodwill decreased to $0 at March 31, 2008 from $88,168,000 at December 31, 2007 as a result of an adjustment to our purchase price of our interests in Front Range of $1,121,000 and our impairment charge from our annual impairment test of $87,047,000.

Property and equipment, net, increased to $531,028,000 at March 31, 2008 from $468,704,000 at December 31, 2007 primarily as a result of the construction of our ethanol production facilities.

Notes payable, net of current portion, increased to $151,346,000 at March 31, 2008 from $144,971,000 at December 31, 2007 primarily as a result of loan proceeds used for construction activities at our ethanol plants under construction.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2008 and 2007.

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

Commodity Risk – Cash Flow Hedges

As part of our risk management strategy, we use derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months. These hedging activities are conducted to protect gross margins to reduce the potentially adverse effects that market volatility could have on operating results by minimizing our exposure to price volatility on ethanol sale and purchase commitments where the price is to be set at a future date and/or if the contract specifies a floating or index-based price for ethanol that is based on either the New York Mercantile Exchange price of gasoline or the CBOT price of ethanol. In addition, we hedge anticipated sales of ethanol to minimize our exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against our purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in income (expense).

For the three months ended March 31, 2008 and 2007, losses from ineffectiveness in the amount of $1,033,000 and gains of $142,000, respectively, were recorded in cost of goods sold and effective gains in the amount of $5,277,000 and losses of $124,000, respectively, were recorded in cost of goods sold. The notional balances remaining on these derivatives as of March 31, 2008 and December 31, 2007 were $987,000 and $2,427,000, respectively.

Commodity Risk – Non-Designated Derivatives

As part of our risk management strategy, we use forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized a loss of $2,016,000 (of which $935,000 is related to settled non-designated hedges) and $321,000 as the change in the fair value of these contracts for the three months ended March 31, 2008 and 2007, respectively. The notional balances remaining on these contracts as of March 31, 2008 and December 31, 2007 were $5,722,000 and $29,999,000, respectively.

Interest Rate Risk

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives we purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,0000 to $21,558,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $63,219,000 is 5.01%-8.16% per annum. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended March 31, 2008 and 2007, losses from effectiveness in the amount of $26,000 and $30,000, gains from ineffectiveness in the amount of $81,000 and $22,000, and losses from undesignated hedges in the amount of $5,047,000 and gains of $33,000 were recorded in other income (expense), respectively. The losses for the three months ended March 31, 2008 resulted primarily from our suspension of construction of our Imperial Valley facility.

We marked all of our derivative instruments to fair value at each period end, except for those derivative contracts which qualified for the normal purchase and sale exemption pursuant to SFAS No. 133. According to our designation of the derivative, changes in the fair value of derivatives are reflected in net income (expense) or accumulated other comprehensive loss.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss relative to derivatives for the three months ended March 31, 2008 was as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2008	$(455)	$(1,928)
Net changes	—	(980)
Amount reclassified to cost of goods sold	455	—
Amount reclassified to other income (expense)	—	(26)
Ending balance, March 31, 2008	$—	$(2,934)
   —————
  *Calculated on a pretax basis

The estimated fair values of our derivatives, representing net assets (liabilities) were as follows (in thousands):

	March 31, 2008	December 31, 2007

Commodity futures	$(5,102)	$(1,649)
Interest rate swaps	(13,129)	(7,091)
Total	$(18,231)	$(8,740)

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the two material weaknesses relating to our internal control over financial reporting previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting

Management concluded as of December 31, 2007 in our Annual Report on Form 10-K, or Annual Report, for the year then ended, that our internal control over financial reporting was not effective. You should refer to management’s discussion under “Item 9A—Controls and Procedures” in our Annual Report for a complete description of the criteria applied by management and the factors upon which management concluded that our internal control over financial reporting was not then effective.

In our Annual Report, management identified two material weaknesses in our internal control over financial reporting. During the quarter ended March 31, 2008, we implemented a variety of changes to our internal control over financial reporting intended to remediate these material weaknesses. We intend to test our updated controls and report on the results of our testing in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Following is a summary description of the changes in our internal control over financial reporting implemented during the quarter ended March 31, 2008, organized based on the two material weaknesses to which they relate:

(1)           We did not have adequate internal control over our accrual of construction-related costs for our ethanol production facilities.

During the quarter ended March 31, 2008, we implemented the following processes to remediate this material weakness:

•
After our accounts payable subledger is closed for the period, our accounting staff is to communicate with our construction managers to determine whether any invoices or progress billings under their review for the reporting period have not been recorded in our accounts payable subledger.

•
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

During the quarter ended March 31, 2008 we implemented the following processes to remediate this material weakness:

•	We have reassigned cash management responsibilities to our Chief Financial Officer.

•
Our Chief Financial Officer is to perform a review of all debt covenants in place as of December 31, 2007 and determine whether we are in compliance with those covenants. As to any covenants with which we are not in compliance, our Chief Financial Officer is to undertake remediation actions to ensure compliance with those covenants in the future.

•
Our Chief Financial Officer is to review, at the end of each future reporting period, compliance reports prepared by his designee, for all debt covenants as to which we received waivers from our lenders.

The above material weaknesses did not result in any adjustments to our consolidated financial statements for the quarter ended March 31, 2008; however, it is reasonably possible that, if not remediated, one or more of these material weaknesses could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

The changes noted above are the only changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Expected Remediation Date and Expenditures

Management expects that our internal control over financial reporting as to the material weaknesses described above will be tested, and the material weaknesses will be remediated, by September 30, 2008.  Management is unable, however, to estimate our expenditures associated with this remediation, but we do not expect them to be significant, except that we were required to pay a consent fee in the aggregate amount of approximately $521,000 in connection with the waivers from our lenders as to certain defaults under our Credit Agreement, including as a result of the material weaknesses described above that existed as of March 31, 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Not applicable.

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

On April 6, 2006, a single arbitrator was appointed. Arbitration hearings had been scheduled to commence in July 2007. In April 2007, the arbitration proceedings were suspended due to non-payment of arbitration fees by Presidion and Taurus. As a result of non-payment of arbitration fees, a default order was entered against Taurus by the Los Angeles Superior Court. In July, 2007, we entered into a confidential settlement agreement with Presidion and its former officers. On July 23, 2007, we dismissed Presidion from the arbitration. On July 23, 2007, Taurus filed a Voluntary Petition for Chapter 7 Bankruptcy in the United States District Court, Central District of California, Case Number SV07-12547 GM. The arbitration hearings against Mercator began on February 11, 2008 and concluded on February 19, 2008. After the hearings concluded but prior to an award being issued, the parties engaged in two day mediation. As a result of the mediation, the parties entered into a confidential settlement agreement. The share exchange agreement relating to the Share Exchange Transaction provides that following full and final settlement or other final resolution of the Mercator Action, after deduction of all fees and expenses incurred by the law firm representing us in this action and payment of the 25% contingency fee to the law firm, shareholders of record of Accessity on the date immediately preceding the closing date of the Share Exchange Transaction will receive two-thirds and we will retain the remaining one-third of the net proceeds from any Mercator Action recovery.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On March 27, 2008, we issued to Lyles United, LLC (i) 2,051,282 shares of our Series B Preferred Stock, all of which are initially convertible into an aggregate of 6,153,846 shares of our common stock based on an initial three-for-one conversion ratio, and (ii) a warrant to purchase an aggregate of 3,076,923 shares of our common stock at an exercise price of $7.00 per share, for an aggregate purchase price of $40,000,000. The warrant is exercisable at any time during the period commencing on the date that is six months and one day from the date of the warrant and ending ten years from the date of the warrant.

On February 20, 2008, in accordance with the terms of a $15,000,000 loan from Lyles United, LLC, we extended the maturity date of the related note payable, and as a result we were required to issue a warrant to Lyles United, LLC to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $8.00 per share. The warrant was issued on March 27, 2008 and is exercisable immediately and expires 18 months from its issuance date.

Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited and had access to the kind of information registration would provide.

Dividends

For the three months ended March 31, 2008 and 2007, we declared an aggregate of $1,101,000 and $1,050,000 in dividends on our Preferred Stock, respectively. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Securities Purchase Agreement dated March 18, 2008 between Pacific Ethanol, Inc. and Lyles United, LLC (1)
10.2	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock (2)
10.3	Warrant dated March 27, 2008 issued by Pacific Ethanol, Inc. to Lyles United, LLC (2)
10.4	Registration Rights Agreement dated as of March 27, 2008 by and between Pacific Ethanol, Inc. and Lyles United, LLC (2)
10.5	Letter Agreement dated March 27, 2008 by and among Pacific Ethanol, Inc., Lyles United, LLC and Cascade Investment, L.L.C. (2)
10.6	Series A Preferred Stockholder Consent and Waiver dated March 27, 2008 by and between Pacific Ethanol, Inc. and Cascade Investment, L.L.C. (2)
10.7	Form of Waiver and Third Amendment to Credit Agreement dated as of March 25, 2008 by and among Pacific Ethanol, Inc. and the parties thereto. (2)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
____________________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 18, 2008 filed with the Securities and Exchange Commission on March 18, 2008 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 27, 2008 filed with the Securities and Exchange Commission on March 27, 2008 and incorporated herein by reference.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2008	PACIFIC ETHANOL, INC. By: /S/ JOSEPH W. HANSEN Joseph W. Hansen Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002