Form 10-Q
period 2008-06-30
Pacific Ethanol, Inc.
filed 2008-08-11
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number: 000-21467

PACIFIC ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2170618 (I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California (Address of principal executive offices)	95814 (zip code)

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

As of August 8, 2008, there were 57,877,896 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

Exhibits Filed with this Report

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
ASSETS	2008	2007
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$19,102	$5,707
Investments in marketable securities	7,555	19,353
Accounts receivable, net (including $0 and $7 as of June 30, 2008 and December 31, 2007, respectively, from a related party)	35,804	28,034
Restricted cash	8,349	780
Inventories	38,486	18,540
Prepaid expenses	1,378	1,498
Prepaid inventory	5,474	3,038
Derivative instruments	147	1,613
Other current assets	3,779	3,630
Total current assets	120,074	82,193
Property and equipment, net	560,860	468,704
Other Assets:
Goodwill	—	88,168
Intangible assets, net	5,934	6,324
Other assets	9,125	6,211
Total other assets	15,059	100,703
Total Assets	$695,993	$651,600
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2007.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$17,622	$22,641
Accrued liabilities	9,633	8,526
Accounts payable and accrued liabilities – construction-related	47,128	55,203
Contract retentions	3,426	5,358
Other liabilities – related parties	255	900
Current portion – notes payable	43,800	11,098
Short-term note payable	3,000	6,000
Derivative instruments	10,240	10,353
Total current liabilities	135,104	120,079

Notes payable, net of current portion	194,614	151,188
Other liabilities	2,822	1,965
Total Liabilities	332,540	273,232
Commitments and Contingencies (Note 10)
Noncontrolling interest in variable interest entity	49,957	96,082
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 7,000,000 shares authorized; 0 and 5,315,625 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively;	—	5
Series B: 3,000,000 shares authorized; 2,346,152 and 0 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	2	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,877,896 and 40,606,214 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	58	41
Additional paid-in capital	477,382	402,932
Accumulated other comprehensive income (loss)	1,097	(2,383)
Accumulated deficit	(165,043)	(118,309)
Total stockholders’ equity	313,496	282,286
Total Liabilities and Stockholders’ Equity	$695,993	$651,600
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2007.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$197,974	$113,763	$359,509	$213,005
Cost of goods sold	197,531	102,642	343,408	186,543
Gross profit	443	11,121	16,101	26,462
Selling, general and administrative expenses	7,678	8,320	17,544	17,822
Goodwill impairment	—	—	87,047	—
Income (loss) from operations	(7,235)	2,801	(88,490)	8,640
Other income (expense), net	889	1,235	(1,410)	1,310
Income (loss) before noncontrolling interest in variable interest entity	(6,346)	4,036	(89,900)	9,950
Noncontrolling interest in variable interest entity	(1,987)	(1,880)	46,416	(4,819)
Net income (loss) before provision for income taxes	(8,333)	2,156	(43,484)	5,131
Provision for income taxes	—	—	—	—
Net income (loss)	$(8,333)	$2,156	$(43,484)	$5,131
Preferred stock dividends	$(1,388)	$(1,050)	$(2,489)	$(2,100)
Deemed dividend on preferred stock	(761)	—	(761)	—
Income (loss) available to common stockholders	$(10,482)	$1,106	$(46,734)	$3,031
Net income (loss) per share, basic	$(0.23)	$0.03	$(1.08)	$0.08
Net income (loss) per share, diluted	$(0.23)	$0.03	$(1.08)	$0.08
Weighted-average shares outstanding, basic	46,455	39,894	43,254	39,784
Weighted-average shares outstanding, diluted	46,455	40,273	43,254	40,256

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(8,333)	$2,156	$(43,484)	$5,131
Other comprehensive income (loss), net of tax:
Net change in the fair value of derivatives	4,029	(973)	3,480	(1,731)
Comprehensive income (loss)	$(4,304)	$1,183	$(40,004)	$3,400

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net income (loss)	$(43,484)	$5,131
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Goodwill impairment	87,047	—
Depreciation and amortization of intangibles	10,832	9,176
(Gain) loss on disposal of equipment	(78)	84
Amortization of deferred financing fees	918	1,857
Non-cash compensation and consulting expense	1,456	1,214
Loss on derivatives	4,832	844
Noncontrolling interest in variable interest entity	(46,416)	4,819
Bad debt expense	62	48
Changes in operating assets and liabilities:
Accounts receivable	(7,832)	10,094
Restricted cash	(7,569)	(908)
Inventories	(19,946)	(12,196)
Prepaid expenses and other assets	(2,941)	(1,953)
Prepaid inventory	(2,436)	(1,725)
Accounts payable and accrued expenses	(10,032)	(3,872)
Accounts payable, and accrued expenses-related party	(645)	(5,315)
Net cash (used in) provided by operating activities	(36,232)	7,298
Investing Activities:
Additions to property and equipment	(103,692)	(89,728)
Proceeds from sales of available-for-sale investments	11,798	24,313
Proceeds from sale of equipment	206	10
Increase in restricted cash designated for construction projects	—	(11,814)
Net cash used in investing activities	(91,688)	(77,219)
Financing Activities:
Proceeds from borrowing	81,891	81,500
Net proceeds from issuance of preferred stock and warrants	45,473	—
Net proceeds from issuance of common stock and warrants	26,694	—
Proceeds from exercise of warrants and stock options	—	1,792
Principal payments paid on borrowings	(8,799)	(6,978)
Cash paid for debt issuance costs	(838)	(9,988)
Preferred share dividend paid	(2,489)	(2,100)
Dividend paid to noncontrolling interests	(617)	(2,429)
Net cash provided by financing activities	141,315	61,797
Net increase (decrease) in cash and cash equivalents	13,395	(8,124)
Cash and cash equivalents at beginning of period	5,707	44,053
Cash and cash equivalents at end of period	$19,102	$35,929

Supplemental Information:
Interest paid ($7,072 and $3,262 capitalized)	$8,271	$3,688
Non-Cash Financing and Investing activities:
Accrued additions to property and equipment	$8,075	$16,146
Transfer of deposit to property and equipment	$—	$8,977
Capital lease	$37	$203
Par value of common stock issued for conversion of preferred stock	$11	$—
Deemed dividend on preferred stock	$761	$—

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation, and all of its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”) and the consolidated financial statements of Front Range Energy, LLC, a Colorado limited liability company (“Front Range”), a variable interest entity of which Pacific Ethanol, Inc. owns 42% (collectively, the “Company”).

The Company produces and sells ethanol and its co-products, including wet distillers grain (“WDG”), and provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington. The Company sells ethanol to gasoline refining and distribution companies and WDG to dairy operators and animal feed distributors. The Company produces its ethanol and co-products through its three ethanol plants. Its Madera plant, located in Madera, California, with annual production capacity of up to 40 million gallons, has been in operation since October 2006. Its Columbia plant, located in Boardman, Oregon, with annual production capacity of up to 40 million gallons, has been in operation since September 2007. And its Magic Valley plant, located in Burley, Idaho, with annual production capacity of up to 60 million gallons, has been in operation since April 2008. In addition, the Company owns a 42% interest in Front Range, which owns a plant located in Windsor, Colorado, with annual production capacity of up to 50 million gallons. The Company is constructing its Stockton plant, located in Stockton, California, which is expected to commence operations in the third quarter of 2008.

On June 11, 2008, the Company appointed Michael D. Kandris as a member of its Board of Directors.

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

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which is further discussed in Note 12.

On January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2008.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      MARKETABLE SECURITIES.

The Company’s marketable securities consisted of short-term marketable securities with carrying values of $7,555,000 and $19,353,000 as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, there were no gross unrealized gains or losses for these securities.

4.      INVENTORIES.

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$20,550	$3,647
Work in progress	3,566	1,809
Finished goods	13,056	12,064
Other	1,314	1,020
Total	$38,486	$18,540

5.      GOODWILL AND OTHER INTANGIBLE ASSETS.
During the six months ended June 30, 2008, the Company adjusted its goodwill associated with its acquisition of ownership interests in Front Range resulting in a decrease of goodwill of $1,121,000. Additionally, the Company performed its annual review of impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, as of March 31, 2008. The Company’s annual review estimated the fair value of its single reporting unit to be below its carrying value. As a result, the Company recognized an impairment charge on its remaining goodwill of $87,047,000, reducing its goodwill balance to zero.

6.      DEBT.

Long-term borrowings are summarized in the table below (in thousands):

	June 30, 2008	December 31, 2007
Plant construction term loans, due 2015	$161,538	$92,308
Plant construction lines of credit, due 2009	14,200	9,200
Operating line of credit, due 2011	13,877	6,217
Notes payable to related party, due 2009	30,000	30,000
Swap note, due 2011	15,688	16,370
Variable rate note, due 2011	1,847	6,930
Water rights capital lease obligations	1,264	1,261
	238,414	162,286
Less short-term portion	(43,800)	(11,098)
Long-term debt	$194,614	$151,188

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Plant Construction Term Loans & Lines of Credit  - During the three and six months ended June 30, 2008, the Company completed construction of its Magic Valley plant and continued construction efforts of its Stockton plant, resulting in increased draws on the Company’s existing construction term loans and construction lines of credit of an additional $69,230,000 and $5,000,000, respectively.

In March 2008, the Company became aware of various events or circumstances which constituted defaults under its credit agreement. These events or circumstances included the existence of material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007, cash management activities that violated covenants in its credit agreement, failure to maintain adequate amounts in a designated debt service reserve account, the existence of a number of Eurodollar loans in excess of the maximum number permitted under the Company’s credit agreement, and the Company’s failure to pay all remaining project costs on its Madera and Columbia plants by certain stipulated deadlines. On March 26, 2008, the Company obtained waivers from its lenders as to these defaults and was required to pay the lenders a consent fee in an aggregate amount of $521,000. In addition to the waivers, the Company’s lenders agreed to amend the credit agreement. These amendments include an increase in the frequency with which the Company is to deposit certain revenues into a restricted account each month, an increase of allowable Eurodollar loans from a maximum of seven to a maximum of ten, and the Company was required to pay all remaining project costs on its Madera and Columbia plants by May 16, 2008. As of June 30, 2008, the Company believed it was in compliance with its covenants.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comerica Operating Line of Credit  -  Kinergy was party to a Loan and Security Agreement (“Loan Agreement”) dated as of August 17, 2007 with Comerica Bank, as amended by a First Amendment to Loan and Security Agreement dated as of August 29, 2007 and as further amended by a Forbearance Agreement and Release (“Forbearance Agreement”) dated as of May 12, 2008 and an amendment to the Forbearance Agreement dated as of June 1, 2008, (collectively, the “Loan Documents”). The Loan Documents provided for a $17,500,000 credit facility. Borrowings under the credit facility accrued interest at the Prime Rate of interest, as published in The Wall Street Journal, plus 2.50%. Kinergy’s borrowing base under the credit facility, which, subject to the credit limit of $17,500,000, determined the amounts available for borrowing thereunder, was calculated by reference to eligible accounts receivable and eligible inventory. Amounts available for borrowings by reference to eligible inventory were limited to an aggregate of $7,600,000. Kinergy was permitted to obtain letters of credit under the Loan Documents subject to a sublimit of $6,000,000 in outstanding letters of credit. Kinergy’s financial covenants under the Loan Documents were to maintain (i) a ratio of current assets to current liabilities of at least 1.25:1.00, (ii) working capital of at least $12,000,000, (iii) tangible effective net worth of at least $2,900,000, and (iv) debt to tangible effective net worth of no greater than 9.00:1.00. As of June 30, 2008, the Company believed it was in compliance with its covenants.

On May 13, 2008, Kinergy and the Company entered into the Forbearance Agreement and on June 1, 2008, they entered into an amendment to the Forbearance Agreement, which provided for modifications of certain terms in the Loan Agreement. The Forbearance Agreement identified certain existing defaults under the Loan Agreement and provided that Comerica Bank would forbear for a period of time (the “Forbearance Period”) commencing on May 12, 2008 and ending on the earlier to occur of (i) August 15, 2008, and (ii) the date that any new default occurs under the Loan Documents, from exercising its rights and remedies under the Loan Documents and under applicable law. Under the Forbearance Agreement, Kinergy was required to provide to Comerica Bank by June 30, 2008, a refinancing term sheet reasonably satisfactory to Comerica Bank from a third party lender for the refinancing of the amounts owed under the credit facility, which the Company provided to Comerica Bank by June 30, 2008. Kinergy was also required to remit all cash proceeds from its operations to its operating accounts with Comerica Bank and all such proceeds are to be applied in accordance with the Loan Agreement. Kinergy was also required to cause its cumulative net loss for the period from April 1, 2008 through August 15, 2008 not to exceed $1,000,000 (excluding non-cash gains or losses on hedges and other derivatives). Kinergy’s obligations to Comerica Bank were secured by substantially all of its assets, subject to certain customary exclusions and permitted liens, and were guaranteed by the Company. As of June 30, 2008, the Company had complied with these requirements. In addition, Kinergy paid Comerica Bank a forbearance fee of $100,000.

Kinergy’s credit facility with Comerica Bank was terminated upon consummation of Kinergy’s new credit facility with Wachovia Bank, as described below.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New Wachovia Operating Line of Credit  -  On July 28, 2008, Kinergy entered into a Loan and Security Agreement dated July 28, 2008 with the parties thereto from time to time as Lenders (“Lenders”), Wachovia Capital Finance Corporation (Western) (“Agent”) and Wachovia Bank, National Association (the “Loan Agreement”). Kinergy initially used the proceeds from the closing of the credit facility to repay all amounts outstanding under its credit facility with Comerica Bank, described above and to pay certain closing fees.

The Loan Agreement provides for a credit facility in an aggregate amount of up to $40,000,000 based on Kinergy’s eligible accounts receivable and inventory levels, subject to any reserves established by Agent. Kinergy may also obtain letters of credit under the credit facility, subject to a letter of credit sublimit of $10,000,000. The credit facility is subject to certain other sublimits, including as to inventory loan limits. Kinergy may request an increase in the amount of the facility in increments of not less than $2,500,000, up to a maximum aggregate credit limit of $45,000,000, but Lenders have no obligation to agree to any such request.

Kinergy may borrow under the credit facility based upon (i) a rate equal to (a) the London Interbank Offered Rate (LIBOR), divided by 0.90 (subject to change based upon the reserve percentage in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System), plus (b) 2.00% to 2.50% depending on the amount of Kinergy’s EBITDA for a specified period, or (ii) a rate equal to (a) the greater of the prime rate published by Wachovia Bank from time to time, or the federal funds rate then in effect plus 0.50%, plus (b) 0.00% to 0.25% depending on the amount of Kinergy’s EBITDA for a specified period. In addition, Kinergy is required to pay an unused line fee at a rate equal to 0.375% as well as other customary fees and expenses associated with the credit facility and issuances of letters of credit.

Kinergy’s obligations under the Loan Agreement are secured by a first-priority security interest in all of its assets in favor of Agent and Lenders.

The Loan Agreement also contains restrictions on distributions of funds from Kinergy to the Company. In addition, the Loan Agreement contains a single financial covenant requiring that Kinergy generate EBITDA in specified amounts during 2008 and 2009. For subsequent periods, the minimum EBITDA covenant amounts are to be determined based upon financial projections to be delivered by Kinergy and shall be mutually agreed upon by Kinergy and Agent.

The credit facility matures on July 28, 2011, unless sooner terminated. Kinergy is permitted to terminate the credit facility early upon ten days prior written notice. Agent and Lenders may terminate the credit facility early at any time on or after an event of default has occurred and is continuing. In the event the credit facility is for any reason terminated prior to the maturity date, Kinergy will be required to pay an early termination fee ranging from 0.50% to 1.00% of the maximum credit, based on the date of termination if the credit facility is terminated on or before July 29, 2010. Kinergy paid customary closing fees, including a closing fee of 0.50% of the maximum credit, or $200,000, to Lenders, and $150,000 in legal fees to legal counsel to Agent and Lenders.

On July 28, 2008, the Company entered into a Guarantee dated July 28, 2008 in favor of Agent for and on behalf of Lenders. The Guarantee provides for the unconditional guarantee by the Company of, and the Company agreed to be liable for, the payment and performance when due of Kinergy’s obligations under the Loan Agreement.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes Payable to Related Party  -  In November 2007, Pacific Ethanol Imperial, LLC (“PEI Imperial”), an indirect subsidiary of the Company, borrowed $15,000,000 from Lyles United, LLC under a Secured Promissory Note containing customary terms and conditions. The loan accrues interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 2.00%, computed on the basis of a 360-day year of twelve 30-day months. The loan was due 90-days after issuance or, if extended at the option of PEI Imperial, 365-days after the end of such 90-day period. This loan was extended by PEI Imperial and is due February 25, 2009. The Secured Promissory Note provided that if the loan was extended, the Company was to issue a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The Company issued this warrant simultaneously with the closing of the issuance of the Company’s Series B Preferred Stock on March 27, 2008. The warrant is exercisable at any time during the 18-month period after the date of issuance. The loan is secured by substantially all of the assets of PEI Imperial pursuant to a Security Agreement dated November 28, 2007 by and between PEI Imperial and Lyles United, LLC that contains customary terms and conditions and an Amendment No. 1 to Security Agreement dated December 27, 2007 by and between PEI Imperial and Lyles United, LLC (collectively, the “Security Agreement”). The Company has guaranteed the repayment of the loan pursuant to an Unconditional Guaranty dated November 28, 2007 containing customary terms and conditions. In connection with the loan, PEI Imperial entered into a Letter Agreement dated November 28, 2007 with Lyles United, LLC under which PEI Imperial committed to award the primary construction and mechanical contract to Lyles United, LLC or one of its affiliates for the construction of the Company’s Imperial Valley project, located in the Imperial Valley, near Calipatria, California (the “Project”), conditioned upon PEI Imperial electing, in its sole discretion, to proceed with the Project and Lyles United, LLC or its affiliate having all necessary licenses and being otherwise ready, willing and able to perform the primary construction and mechanical contract. In the event the foregoing conditions are satisfied and PEI Imperial awards such contract to a party other than Lyles United, LLC or one of its affiliates, PEI Imperial will be required to pay to Lyles United, LLC, as liquidated damages, an amount equal to $5,000,000.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.      COMMON AND PREFERRED STOCK.

Issuance of Common Stock and Warrants – On May 22, 2008, the Company entered into a Placement Agent Agreement with Lazard Capital Markets LLC (the “Placement Agent”), relating to the sale by the Company of an aggregate of 6,000,000 shares of common stock and warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $7.10 per share of common stock for an aggregate purchase price of $28,500,000. The warrants are exercisable at any time during the period commencing on the date that is six months and one day from the date of the warrants and ending five years from the date of the warrants. On May 29, 2008, the Company consummated the offering. Upon issuance, the Company recorded $26,694,000, net of issuance costs, in stockholders’ equity.

Full Conversion of Series A Preferred Stock – During the three months ended June 30, 2008, Cascade Investment, L.L.C. (“Cascade”), the sole holder of the Company’s Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), converted all of its Series A Preferred Stock into shares of the Company’s common stock. In the aggregate, Cascade converted 5,315,625 shares of Series A Preferred Stock into 10,631,250 shares of the Company’s common stock. Accordingly, as of June 30, 2008, no shares of Series A Preferred Stock were outstanding.

Securities Purchase Agreement and Warrant – On March 18, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lyles United, LLC. The Purchase Agreement provided for the sale by the Company and the purchase by Lyles United, LLC of (i) 2,051,282 shares of the Company’s Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”), all of which are initially convertible into an aggregate of 6,153,846 shares of the Company’s common stock based on an initial three-for-one conversion ratio, and (ii) a warrant to purchase an aggregate of 3,076,923 shares of the Company’s common stock at an exercise price of $7.00 per share. On March 27, 2008, the Company consummated the purchase and sale of the Series B Preferred Stock. Upon issuance, the Company recorded $39,728,000, net of issuance costs, in stockholders’ equity. The warrant is exercisable at any time during the period commencing on the date that is six months and one day from the date of the warrant and ending ten years from the date of the warrant.

Additional Issue of Series B Preferred Stock – On May 20, 2008, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler (the “May Purchasers”). The May Purchase Agreement provided for the sale by the Company and the purchase by the May Purchasers of (i) an aggregate of 294,870 shares of the Company’s Series B Preferred Stock, all of which are initially convertible into an aggregate of 884,610 shares of the Company’s common stock based on an initial three-for-one conversion ratio, and (ii) warrants to purchase an aggregate of 442,305 shares of the Company’s common stock at an exercise price of $7.00 per share. On May 22, 2008, the Company consummated the purchase and sale under the May Purchase Agreement. Upon issuance, the Company recorded $5,745,000, net of issuance costs, in stockholders’ equity. The warrants are exercisable at any time during the period commencing on the date that is six months and one day from the date of the warrants and ending ten years from the date of the warrants.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deemed Dividend on Preferred Stock – In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Series B Preferred Stock issued to the May Purchasers is considered to have an embedded beneficial conversion feature because the conversion price (as adjusted for the value allocated to the warrants) was less than the fair value of the Company’s common stock at the issuance date. The Company has recorded a deemed dividend on preferred stock of $761,000 for the three months ended June 30, 2008. These non-cash dividends are to reflect the implied economic value to the preferred stockholder of being able to convert its shares into common stock at a price (as adjusted for the value allocated to the warrants) which was in excess of the fair value of the Series B Preferred Stock at the time of issuance. The fair value allocated to the Series B Preferred Stock together with the original conversion terms (as adjusted for the value allocated to the warrants) were used to calculate the value of the deemed dividend on the Series B Preferred Stock on the date of issuance.

The fair value was calculated using the difference between the conversion price of the Series B Preferred Stock into shares of common stock, adjusted for the value allocated to the warrants, of $4.79 per share and the fair market value of the Company’s common stock of $5.65 on the date of issuance of the Series B Preferred Stock. These amounts have been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The Company has treated the deemed dividend on preferred stock as a reconciling item on the consolidated statements of operations to adjust its reported net loss, together with any preferred stock dividends recorded during the applicable period, to loss available to common stockholders in the consolidated statements of operations.

Certificate of Designations – The Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock (the “Certificate of Designations”) provides for 3,000,000 shares of preferred stock to be designated as Series B Cumulative Convertible Preferred Stock. The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 7.00% per annum of the purchase price per share of the Series B Preferred Stock; however, subject to the provisions of the Letter Agreement described below, such dividends may, at the option of the Company, be paid in additional shares of Series B Preferred Stock based initially on liquidation value of the Series B Preferred Stock. The holders of Series B Preferred Stock have a liquidation preference over the holders of the Company’s common stock initially equivalent to $19.50 per share of the Series B Preferred Stock plus any accrued and unpaid dividends on the Series B Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including the transfer of all or substantially all of the capital stock or assets of the Company or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series B Preferred Stock vote affirmatively in favor of or otherwise consent that such transaction shall not be treated as a liquidation. The Company believes that such liquidation events are within its control and therefore, in accordance with Emerging Issues Task Force Issue D-98, Classification and Measurement of Redeemable Securities, the Company has classified the Series B Preferred Stock in shareholders’ equity.

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

The holders of Series B Preferred Stock vote together as a single class with the holders of the Company’s common stock on all actions to be taken by the Company’s stockholders.  Each share of Series B Preferred Stock entitles the holder to the number of votes equal to the number of shares of common stock into which each share of Series B Preferred Stock is convertible on all matters to be voted on by the stockholders of the Company. Notwithstanding the foregoing, the holders of Series B Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series B Preferred Stock.

As long as 50% of the shares of Series B Preferred Stock remain outstanding, the holders of the Series B Preferred Stock are afforded preemptive rights with respect to certain securities offered by the Company.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Registration Rights Agreement – In connection with the closing of the sale of its Series B Preferred Stock, the Company entered into a Registration Rights Agreement with Lyles United, LLC. The Registration Rights Agreement is to be effective until the holders of the Series B Preferred Stock, and their affiliates, as a group, own less than 10% of the Series B Preferred Stock issued under the Purchase Agreement, including common stock into which such Series B Preferred Stock has been converted (the “Termination Date”). The Registration Rights Agreement provides that holders of a majority of the Series B Preferred Stock, including common stock into which such Series B Preferred Stock has been converted, may demand and cause the Company, at any time after the first anniversary of the Closing, to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Series B Preferred Stock and as payment of dividends thereon, and upon exercise of the related warrant as well as upon exercise of a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share and issued in connection with the extension of the maturity date of an unrelated loan (collectively, the “Registrable Securities”). The Company is required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144 for sales of Registrable Securities without registration under the Securities Act of 1933, as amended. The holders are entitled to two demand registrations on Form S-1 and unlimited demand registrations on Form S-3; provided, however, that the Company is not obligated to effect more than one demand registration on Form S-3 in any calendar year. In addition to the demand registration rights afforded the holders under the Registration Rights Agreement, the holders are entitled to unlimited “piggyback” registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by the Company with respect to other registrations of equity securities. The Company is responsible for all costs of registration, plus reasonable fees of one legal counsel for the holders, which fees are not to exceed $25,000 per registration. The Registration Rights Agreement includes customary representations and warranties on the part of both the Company and Lyles United, LLC and other customary terms and conditions.

Ancillary Agreements – In connection with the closing of the above mentioned sales of its Series B Preferred Stock, the Company entered into Letter Agreements with Lyles United, LLC and the May Purchasers under which the Company expressly waived its rights under the Certificate of Designations to make dividend payments in additional shares of Series B Preferred Stock in lieu of cash dividend payments without the prior written consent of Lyles United, LLC and the May Purchasers.

8.      STOCK-BASED COMPENSATION.

Total stock-based compensation expense related to SFAS No. 123 (Revised 2004), Share-Based Payments, included in wages, salaries and related costs was $909,000 and $545,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,456,000 and $1,214,000 for the six months ended June 30, 2008, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of June 30, 2008, $7,135,000 of compensation cost attributable to future services related to plan awards that are probable of being achieved had not yet been recognized.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.      INCOME (LOSS) PER SHARE.

The following table computes basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30, 2008
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(8,333)
Less: Preferred stock dividends	(1,388)
Less: Deemed dividend on preferred stock	(761)

Basic loss per share:
Loss available to common stockholders	(10,482)	46,455	$(0.23)
Effect of outstanding restricted shares		—
Effect of outstanding warrants and options		—

Diluted loss per share:
Loss available to common stockholders, including assumed conversions	$(10,482)	46,455	$(0.23)

	Three Months Ended June 30, 2007
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$2,156
Less: Preferred stock dividends	(1,050)

Basic income per share:
Income available to common stockholders	1,106	39,894	$0.03
Effect of outstanding restricted shares		227
Effect of outstanding warrants and options		152

Diluted income per share:
Income available to common stockholders, including assumed conversions	$1,106	40,273	$0.03

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2008
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(43,484)
Less: Preferred stock dividends	(2,489)
Less: Deemed dividend on preferred stock	(761)

Basic loss per share:
Loss available to common stockholders	(46,734)	43,254	$(1.08)
Effect of outstanding restricted shares		—
Effect of outstanding warrants and options		—

Diluted loss per share:
Loss available to common stockholders, including assumed conversions	$(46,734)	43,254	$(1.08)

	Six Months Ended June 30, 2007
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$5,131
Less: Preferred stock dividends	(2,100)

Basic income per share:
Income available to common stockholders	3,031	39,784	$0.08
Effect of outstanding restricted shares		252
Effect of outstanding warrants and options		220

Diluted income per share:
Income available to common stockholders, including assumed conversions	$3,031	40,256	$0.08

There were an aggregate of 18,864,000 and 18,290,000 of potentially dilutive weighted-average shares outstanding from stock options, common stock warrants and convertible preferred stock for the three and six months ended of June 30, 2008, respectively, and an aggregate of 10,500,000 of potentially dilutive weighted-average shares outstanding from convertible preferred stock for the three and six months ended June 30, 2007. These options, warrants and convertible preferred stock were not considered in calculating diluted income (loss) per share for these periods, as their effect would be anti-dilutive.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.      COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At June 30, 2008, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol, corn, natural gas and denaturant.  Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price portion of the table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$23,324
Corn	403
Natural gas	1,369
Total	$25,096

Indexed-Price Contracts (Volume)
Ethanol (gallons)	5,299
Corn (bushels)	3,796
Denaturant (gallons)	584

Sales Commitments – At June 30, 2008, the Company had entered into sales contracts with customers to sell certain quantities of ethanol, WDG and syrup.  The volumes indicated in the indexed-price contracts portion of the table are additional committed sales and will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$39,836
WDG	10,894
Syrup	2,806
Total	$53,536

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Indexed-Price Contracts (Volume)
Ethanol (gallons)	43,940
WDG (tons)	46
Syrup (tons)	5

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

For the three months ended June 30, 2008 and 2007, gains from ineffectiveness in the amount of $0 and $17,000, respectively, were recorded in cost of goods sold and effective gains in the amount of $0 and $369,000, respectively, were recorded in cost of goods sold. For the six months ended June 30, 2008 and 2007, a loss from ineffectiveness in the amount of $1,033,000 and a gain of $159,000, respectively, were recorded in cost of goods sold and effective gains in the amount of $5,277,000 and $244,000, respectively, were recorded in cost of goods sold. The notional balances remaining on these derivatives as of June 30, 2008 and December 31, 2007 were $0 and $2,427,000, respectively.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended June 30, 2008 and 2007, the Company recognized losses of $918,000 (of which $166,000 is related to settled non-designated hedges) and $2,988,000 as the change in the fair value of these contracts, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized losses of $2,934,000 (of which $1,101,000 is related to settled non-designated hedges) and $3,247,000 as the change in the fair value of these contracts, respectively. The notional balances remaining on these contracts as of June 30, 2008 and December 31, 2007 were $29,603,000 and $29,999,000, respectively.

Interest Rate Risk – As part of the Company’s interest rate risk management strategy, the Company uses derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $20,304,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $63,219,000 is 5.01%-8.16% per annum. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended June 30, 2008 and 2007, losses from effectiveness in the amount of $25,000 and $92,000, gains from ineffectiveness in the amount of $102,000 and $611,000, and gains from undesignated hedges in the amount of $897,000 and $0 were recorded in other income (expense), respectively. For the six months ended June 30, 2008 and 2007, losses from effectiveness in the amount of $51,000 and $105,000, gains from ineffectiveness in the amount of $182,000 and $633,000, and losses from undesignated hedges in the amount of $4,149,000 and $0 were recorded in other income (expense), respectively. The losses for the six months ended June 30, 2008 resulted primarily from the Company’s suspension of construction of its Imperial Valley project.

Accumulated Other Comprehensive Income (Loss) – Accumulated other comprehensive income (loss) relative to derivatives was as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2008	$(455)	$(1,928)
Net changes	—	3,076
Amount reclassified to cost of goods sold	455	—
Amount reclassified to other income (expense)	—	(51)
Ending balance, June 30, 2008	$—	$1,097
—————
*Calculated on a pretax basis

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair values of the Company’s derivatives, representing net assets (liabilities) were as follows (in thousands):

	June 30, 2008	December 31, 2007

Commodity futures	$(2,010)	$(1,649)
Interest rate swaps/caps	(8,083)	(7,091)
Total	$(10,093)	$(8,740)

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.      FAIR VALUE MEASUREMENTS.

On January 1, 2008, the Company adopted SFAS No. 157, which defines a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurement. The SFAS No. 157 requirements for certain nonfinancial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB Staff Position 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In accordance with SFAS No. 157, the Company has classified its investments in marketable securities and derivative instruments into these levels depending on the inputs used to determine their fair values. The Company’s investments in marketable securities consist of money market funds which are based on quoted prices and are designated as Level 1. The Company’s derivative instruments consist of commodity positions and interest rate caps and swaps. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 and the fair value of the interest rate caps and swaps are based on quoted prices on similar assets or liabilities in active markets and discounts to reflect potential credit risk to lenders and are designated as Level 2.

The following table summarizes fair value measurements by level at June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investments in marketable securities	$7,555	$-	$-	$7,555
Interest rate caps and swaps	-	129	-	129
Commodity derivative assets	18	-	-	18
Total Assets	$7,573	$129	$-	$7,702

Liabilities:
Commodity derivative liabilities	$2,028	$-	$-	$2,028
Interest rate caps and swaps	-	8,212	-	8,212
Total Liabilities	$2,028	$8,212	$-	$10,240

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.      RELATED PARTY TRANSACTIONS.

During the three and six months ended June 30, 2008, the Company sold $1,675,000 and $33,500, respectively, of its business energy tax credits to certain employees of the Company on the same terms and conditions as others to whom the Company sold credits.

During the six months ended June 30, 2008, the Company contracted with a company for certain transportation services for its products. A new member of the Company’s Board of Directors is a senior officer of the transportation company. As a consequence, the transportation company is deemed a related party from the date of such director’s election. During the period which the board member served on the Company’s Board of Directors, the Company purchased $579,000 of transportation services and as of June 30, 2008, had $255,000 of outstanding accounts payable to the vendor.

As discussed in Note 7, on March 27, 2008, the Company consummated the sale of its Series B Preferred Stock with Lyles United, LLC. In addition, as of June 30, 2008, the Company had notes payable of $30,000,000, construction-related accounts payable of $13,825,000 and contract retentions of $2,124,000 to Lyles United, LLC.

As discussed in Note 7, on May 22, 2008, the Company consummated the sale of additional shares of its Series B Preferred Stock to Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler.

14.      SUBSEQUENT EVENT.

New Wachovia Operating Line of Credit  -  As discussed in Note 6, on July 28, 2008, Kinergy entered into a new operating line of credit with Wachovia Bank to replace its then current agreement with Comerica Bank.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	fluctuations in the market price of ethanol and its co-products;
•	the projected growth or contraction in the ethanol and co-product markets in which we operate;
•	our strategies for expanding, maintaining or contracting our presence in these markets;
•	our ability to successfully develop, finance, construct and operate our planned ethanol plants;
•	anticipated trends in our financial condition and results of operations; and
•	our ability to distinguish ourselves from our current and future competitors.

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

We own and operate three ethanol plants. Our Madera plant, located in Madera, California, has an annual production capacity of up to 40 million gallons and has been in operation since October 2006. Our Columbia plant, located in Boardman, Oregon, has an annual production capacity of up to 40 million gallons and has been in operation since September 2007. Our Magic Valley plant, located in Burley, Idaho, has an annual production capacity of up to 60 million gallons and has been in operation since April 2008. In addition, we own a 42% interest in Front Range Energy, LLC, or Front Range, which owns a plant located in Windsor, Colorado with annual production capacity of up to 50 million gallons. We are constructing our Stockton plant, located in Stockton, California, which is expected to commence operations in the third quarter of 2008. We also intend to either construct or acquire additional ethanol production facilities as financial resources and business prospects make the construction or acquisition of these facilities advisable.

We intend to reach our goal to be the leading marketer and producer of low carbon renewable fuels in the Western United States in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol, by expanding our relationships with animal feed distributors and end users to build local markets for WDG, the primary co-product of our ethanol production, and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and transportation fuel. In addition, we intend to expand our annual production capacity to 220 million gallons in 2008, upon completion of our Stockton plant, and 420 million gallons of annual production capacity in 2010, through new construction or acquisition of additional ethanol plants. We also intend to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
Gallons sold (in millions)	66.8	43.9	52.2%	126.0	82.8	52.2%
Average sales price per gallon	$2.55	$2.32	10.0%	$2.43	$2.29	6.1%
Corn cost per bushel—CBOT equivalent (1)	$5.98	$3.59	66.6%	$5.39	$3.28	64.3%
Co-product revenues as % of delivered cost of corn	21.7%	26.5%	(18.1)%	23.4%	28.5%	(17.9)%

Average CBOT ethanol price per gallon	$2.57	$2.11	21.8%	$2.43	$2.13	14.1%
Average CBOT corn price per bushel	$6.29	$3.71	69.5%	$5.75	$3.86	49.0%
_____________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent

Net sales	$197,974	$113,763	$84,211	74%	$359,509	$213,005	$146,504	69%
Cost of goods sold	197,531	102,642	94,889	92%	343,408	186,543	156,865	84%
Gross profit	$443	$11,121	$(10,678)	(96)%	$16,101	$26,462	$(10,361)	(39)%
Percentage of net sales	0.2%	9.8%			4.5%	12.4%

Net Sales

The increase in our net sales for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to a substantial increase in sales volume, coupled with higher average sales prices.

Total volume of ethanol sold increased by 22.9 million gallons, or 52%, to 66.8 million gallons for the three months ended June 30, 2008 as compared to 43.9 million gallons in the same period in 2007. The substantial increase in sales volume is primarily due to a full quarter’s production from our Columbia plant, which commenced operations in September 2007, and two months of production from our Magic Valley plant, which commenced operations in April 2008. Further we experienced increased sales volume under our third-party ethanol marketing agreements.

Our average sales price per gallon increased 10% to $2.55 for the three months ended June 30, 2008 from an average sales price per gallon of $2.32 for the three months ended June 30, 2007. The average CBOT price per gallon increased 22% to $2.57 for the three months ended June 30, 2008 from an average CBOT price per gallon of $2.11 for the three months ended June 30, 2007. Our average sales price per gallon did not increase as much as the average CBOT price per gallon due to our higher proportion of fixed-price contracts during a period of rising ethanol prices.

The increase in our net sales for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to a substantial increase in sales volume, coupled with higher average sales prices.

Total volume of ethanol sold increased by 43.2 million gallons, or 52%, to 126.0 million gallons for the six months ended June 30, 2008 as compared to 82.8 million gallons in the same period in 2007. The substantial increase in sales volume is also primarily due to production from our Columbia and Magic Valley plants, as well as increased sales volume under our third-party ethanol marketing agreements.

Our average sales price per gallon increased 6% to $2.43 for the six months ended June 30, 2008 from an average sales price per gallon of $2.29 for the six months ended June 30, 2007. The average CBOT price per gallon for the same period increased 14% to $2.43 for the six months ended June 30, 2008 from an average CBOT price per gallon of $2.13 for the six months ended June 30, 2007. Our average sales price per gallon did not increase along with the average CBOT price per gallon for the six months ended June 30, 2008 due to our higher proportion of fixed-price contracts during a period of rising ethanol prices.

Cost of Goods Sold and Gross Profit

Corn is the single largest component of the cost of our ethanol production. Average corn prices increased 67% and 64% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Overall, the price of corn had a much larger impact on our production costs per gallon due to the higher proportion of sales from production of our own ethanol for the three and six months ended June 30, 2008 as compared to the same period in 2007. Although a large proportion of our sales volume results from the marketing and sale of ethanol produced by third parties, production of our own ethanol is growing rapidly and we expect that our production will continue to grow as new facilities commence operations. Our purchase and sale prices of ethanol produced by third parties typically fluctuate closely with market prices. As a result, our average cost of ethanol purchased from third parties increased in-line with the overall increase in our average sales price per gallon.

The increase in our cost of goods sold for the three months ended June 30, 2008 as compared to the same period in 2007 was predominantly due to increased sales volume from our own production and increased corn costs associated with our own production which contributed to higher costs per gallon. Our gross margin declined to less than 1.0% for the three months ended June 30, 2008 from 9.8% in the same period in 2007 primarily due to increased corn costs, which were partially offset by lower losses on derivatives.

Derivative losses were $918,000 for the three months ended June 30, 2008 as compared to losses of $2,602,000 for the same period in 2007. These losses resulted from derivatives that we entered during the three months ended June 30, 2008. Of these losses, $166,000 was related to settled non-designated positions.

The increase in our cost of goods sold for the six months ended June 30, 2008 as compared to the same period in 2007 was predominantly due to increased sales volume from our own production and increased corn costs associated with our own production which contributed to higher costs per gallon. Our gross margin declined to 4.5% for the six months ended June 30, 2008 from 12.4% in the same period in 2007 primarily due to increased corn costs.

Derivative losses were $2,934,000 for the six months ended June 30, 2008 as compared to $2,844,000 for the same period in 2007. These losses resulted from derivatives that we entered in order to lock in margins during the six months ended June 30, 2008. Of these losses, $1,101,000 was related to settled non-designated positions at June 30, 2008.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Selling, general and administrative expenses	$7,678	$8,320	$(642)	(8)%	$17,544	$17,822	$(278)	(2)%
Percentage of net sales	3.9%	7.3%			4.9%	8.4%

Our selling, general and administrative expenses, or SG&A, decreased significantly as a percentage of net sales for the three and six months ended June 30, 2008 due to our significant sales growth and cost controls.

SG&A decreased $642,000 to $7,678,000 for the three months ended June 30, 2008 as compared to $8,320,000 for the same period in 2007. The decrease in the dollar amount of SG&A is primarily due to the following factor:

•
amortization of intangible assets resulting from our acquisition of our 42% ownership interest in Front Range decreased by $1,463,000, as we have fully amortized a significant portion of the intangible assets associated with the acquisition; amortization of intangible assets was $50,000 and $1,513,000 for the three months ended June 30, 2008 and 2007, respectively.

Partially offsetting the foregoing decrease were the following increases:

•	payroll and benefits increased by $679,000 due to increased administrative staff; and

•	derivative commissions increased $423,000 due to significant trades during the quarter.

Our SG&A decreased $278,000 to $17,544,000 for the six months ended June 30, 2008 as compared to $17,822,000 for the same period in 2007. The decrease in the dollar amount of SG&A is primarily due to the following factors:

•
amortization of intangible assets resulting from our acquisition of our 42% ownership interest in Front Range decreased by $2,925,000, as we have fully amortized a significant portion of the intangible assets associated with the acquisition; amortization of intangible assets was $100,000 and $3,025,000 for the six months ended June 30, 2008 and 2007, respectively; and

•	accounting and consulting fees associated with finance decreased by $979,000.

Partially offsetting the foregoing decreases were the following increases:

•	payroll and benefits increased by $1,421,000, due to increased administrative staff;

•	derivative commissions increased $1,381,000 due to significant trades during the period; and

•	professional fees increased $796,000 due to greater business development activities during the period.

Goodwill Impairment

The following table presents our goodwill impairment in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Goodwill impairment	$—	$—	$—	—%	$87,047	$—	$87,047	*
Percentage of net sales	–%	–%			24.2%	–%
* Not meaningful

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill for impairment at least annually. In accordance with SFAS No. 142, we conducted an impairment test of goodwill as of March 31, 2008. As a result, we recorded a non-cash impairment charge of $87,047,000, requiring us to write-off our entire goodwill balances from our previous acquisitions of Kinergy Marketing LLC, or Kinergy, and Front Range. The impairment charge will not result in future cash expenditures.

Other Income (Expense), net

The following table presents our other income (expense), net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Other income (expense), net	$889	$1,235	$(346)	(28)%	$(1,410)	$1,310	$(2,720)	(208)%
Percentage of net sales	0.4%	1.1%			(0.4)%	0.6%

Other income (expense) decreased by $346,000 to other income of $889,000 for the three months ended June 30, 2008 from $1,235,000 in the same period in 2007. The decrease in other income (expense) is primarily due to the following factors:

•	increased interest expense of $1,563,000, as we complete our ethanol plants, we can no longer capitalize interest expense upon each plant achieving operating status; and

•
decreased interest income of $1,520,000 due to construction activity over the past year; during the three months ended June 30, 2007, we had significant interest-earning restricted cash balances from remaining funds received in connection with the sale of our Series A Preferred Stock.

These items were partially offset by:

•	increased other income of $2,633,000 related to sales of our business energy tax credits sold as pass through investments to interested purchasers; and

•	increased mark-to-market gains of $391,000 from our interest rate hedges which required that we mark-to-market our ineffective positions.

Other income (expense) decreased by $2,720,000 to other expense of $1,410,000 for the six months ended June 30, 2008 from other income of $1,310,000 in the same period in 2007. The decrease in other income (expense) is primarily due to the following factors:

•
increased mark-to-market losses of $4,564,000 from our interest rate hedges which required that we mark-to-market our ineffective positions in a declining interest rate environment; the ineffectiveness related to our interest rate swaps and primarily resulted from the suspension of construction of our Imperial Valley project in the fourth quarter of 2007;

•	decreased interest income of $3,097,000 due to cash used for construction activities over the period;

•	increased interest expense of $1,851,000; and

•
increased bank fees of $696,000 primarily related to our obtaining waivers for our construction financing debt, due to non compliance at the end of 2007 and a requirement that we pay additional bank fees to obtain such waivers during the six months ended June 30, 2008.

These items were partially offset by:

•	increased other income of $7,015,000 related to sales of our business energy tax credits sold as pass through investments to interested purchasers; and

•
decreased finance cost amortization of $720,000 related to our prior financing arrangements, which were replaced by our current financing arrangements, requiring accelerated amortization on the prior financing arrangements.

Noncontrolling Interest in Variable Interest Entity

The following table presents the noncontrolling interest in variable interest entity in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Noncontrolling interest in variable interest entity	$(1,987)	$(1,880)	$(107)	(6)%	$46,416	$(4,819)	$51,235	1,063%
Percentage of net sales	(1.0)%	(1.7)%			12.9%	(2.3)%

Noncontrolling interest in variable interest entity relates to the consolidated treatment of Front Range, a variable interest entity, and represents the noncontrolling interest of others in the earnings of Front Range. We consolidate the entire income statement of Front Range for the period covered. However, because we own only 42% of Front Range, we must reduce our net income or increase our net loss for the noncontrolling interest, which is the 58% ownership interest that we do not own. For the three months ended June 30, 2008, this amount decreased by $107,000 from the same period in 2007, primarily due to increased earnings by Front Range. For the six months ended June 30, 2008, this amount increased by $51,235,000 from the same period in 2007, primarily due to goodwill impairment associated with amounts recorded in the original acquisition of our interests in Front Range.

Net Income (Loss)

The following table presents our net income (loss) in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Net income (loss)	$(8,333)	$2,156	$(10,489)	487%	$(43,484)	$5,131	$(48,615)	(947)%
Percentage of net sales	(4.2)%	1.9%			(12.1)%	2.4%

Net income (loss) decreased during the three months ended June 30, 2008 as compared to the same period in 2007, primarily due to lower gross margins, as discussed above.

Net income (loss) decreased during the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to lower gross margins, goodwill impairment and a decrease in our other income, which amounts were partially offset by an increase in noncontrolling interest in variable interest entity, as discussed above.

Preferred Stock Dividends, Deemed Dividend on Preferred Stock and Income Available to Common Stockholders

The following table presents the preferred stock dividends for our Series A and B Preferred Stock, or Preferred Stock, our deemed dividend on preferred stock and our income available to common stockholders, each in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Preferred stock dividends	$(1,388)	$(1,050)	$(338)	32%	$(2,489)	$(2,100)	$(389)	19%
Percentage of net sales	(0.7)%	(0.9)%			(0.7)%	(1.0)%
Deemed dividend on preferred stock	$(761)	$—	$(761)	*	$(761)	$—	$(761)	*
Percentage of net sales	(0.4)%	—%			(0.2)%	—%
Income (loss) available to common stock-holders	$(10,482)	$1,106	$(11,588)	(1,048)%	$(46,734)	$3,031	$(49,765)	(1,642)%
Percentage of net sales	(5.3)%	1.0%			(13.0)%	1.4%
* Not meaningful

Shares of our Series A and B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 5% and 7% per annum, respectively, of the purchase price per share of the Preferred Stock. We declared and paid cash dividends on our Series A Preferred Stock in the aggregate amount of $646,000 and $1,050,000, for the three months ended June 30, 2008 and 2007, respectively. We declared and paid cash dividends on our Series A Preferred Stock in the aggregate amount of $1,708,000 and $2,100,000, for the six months ended June 30, 2008 and 2007, respectively. We declared and paid cash dividends on our Series B Preferred Stock in the aggregate amount of $742,000 and $781,000 for the three and six months ended June 30, 2008, respectively. We did not pay any dividends on our Series B Preferred Stock in 2007, as shares of our Series B Preferred Stock were first issued on March 27, 2008.

During the three months ended June 30, 2008, the holder of our Series A Preferred Stock converted all of its shares of Series A Preferred Stock into shares of our common stock. As a result, at June 30, 2008, there were no outstanding shares of Series A Preferred Stock.

During the three months ended June 30, 2008, we recorded a deemed dividend on preferred stock of $761,000 in connection with our subsequent issuance of shares of Series B Preferred Stock. This non-cash dividend reflects the implied economic value to the preferred stockholder of being able to convert the shares into common stock at a price (as adjusted for the value allocated to the warrants) which was in excess of the fair value of the Series B Preferred Stock at the time of issuance. The fair value was calculated using the difference between the conversion price of the Series B Preferred Stock into shares of common stock, adjusted for the value allocated to the warrants, of $4.79 per share and the fair market value of our common stock of $5.65 on the date of issuance of the Series B Preferred Stock. The deemed dividend on preferred stock is a reconciling item and adjusts our reported net loss, together with the preferred stock dividends discussed above, to loss available to common stockholders.

Liquidity and Capital Resources

Overview

During the quarter ended June 30, 2008, we funded our operations primarily from cash on hand, proceeds from our sales of common stock, additional Series B Preferred Stock and related warrants to purchase common stock, revenues from operations and borrowings on our credit facilities.

During the quarter, we sold 6,000,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock at an exercise price of $7.10 per share for an aggregate purchase price of $28.5 million. We also sold 294,870 shares of our Series B Preferred Stock, initially convertible into an aggregate of 884,610 shares of our common stock, and warrants to purchase 442,305 shares of our common stock at an exercise price of $7.00 per share for an aggregate purchase price of $5.75 million. During the quarter, as part of our plant construction financing program, we received loan proceeds of $33.4 million upon the completion of our Magic Valley plant.

On July 28, 2008, we replaced Kinergy’s operating line of credit with Comerica Bank with a new three-year revolving line of credit with Wachovia Bank. The new credit facility provides up to $40.0 million of working capital. In connection with the closing of the new credit facility, Kinergy distributed $5.75 million to us in satisfaction of certain intercompany liabilities. The new credit facility provides Kinergy with available financing in significantly greater amounts than amounts previously available under its credit facility with Comerica Bank.

 Current and Prospective Capital Needs

Our business has been growing rapidly amidst significantly elevated commodity prices and slim operating margins. As a result, our working capital requirements have increased considerably. However, with the proceeds from our recent equity financings and greater financing available under our new credit facility with Wachovia Bank, we believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity, including available loan proceeds under our existing debt facility, will be adequate to fund our operations through 2008.

We believe that our new credit facility with Wachovia Bank will provide us with increased flexibility to finance Kinergy’s operating activities. Proceeds from this facility are restricted to fund only Kinergy’s operations. In addition, Kinergy is restricted from making distributions or other payments to us, except for paying certain selling, general and administrative expenses and hedging expenses attributable to Kinergy’s operations.

In order to reach our goal of 220 million gallons of annual production capacity in 2008, we still must finish construction of our Stockton plant, which we expect to complete in the third quarter of 2008. As of June 30, 2008, with the exception of $1.6 million, which was paid in early July, we had contributed the necessary equity funds from our working capital. The remaining funds necessary to complete our Stockton plant of $50.0 million are to come from proceeds of our debt facility.

We are required to repay two loans in the aggregate amount of $30.0 million in the first quarter of 2009. Further, we have aggregate accrued liabilities of $20.0 million related to our suspended Imperial Valley project, which we expect we will be required to pay through the first quarter of 2009. Although it is conceivable that cash flows from our operations and other sources of liquidity will provide adequate funds for us to repay these obligations, it is highly likely that we will require new sources of financing to fund their repayments. We may also be forced to seek to restructure the payment or other terms of these obligations, to give us more liquidity and/or working capital. We cannot assure you that we would be able to successfully restructure the payment or other terms of these obligations. In addition, we will require substantial additional financing to reach our goal of 420 million gallons of annual production capacity in 2010, which we plan to reach through the construction or acquisition of additional ethanol production facilities.

Our failure to raise sufficient capital when needed may have a material adverse effect on our results of operations, liquidity and cash flows and may restrict our growth and hinder our ability to compete. Our failure to raise sufficient capital when needed may also result in our inability to fund our operations. If commodity prices increase, if ethanol production margins deteriorate from current levels, if we reduce or cease individual plant operations, if we experience construction cost overruns at our Stockton plant, if our capital requirements or cash flows otherwise vary materially and adversely from our current projections, or if other adverse unforeseen circumstances occur, then our working capital and current and future expected capital resources and other sources of liquidity may be inadequate to meet our capital expenditure requirements or fund our operations, or both.

   Bank Credit Facility

On July 28, 2008, Kinergy entered into a Loan and Security Agreement dated July 28, 2008 with the parties thereto from time to time as Lenders, or Lenders, Wachovia Capital Finance Corporation (Western), or Agent, and Wachovia Bank, National Association, referred to as the Loan Agreement. Kinergy initially used the proceeds from the closing of the credit facility to repay all amounts outstanding under its credit facility with Comerica Bank and to pay certain closing fees. The Loan Agreement provides for a credit facility in an aggregate amount of up to $40.0 million based on Kinergy’s eligible accounts receivable and inventory levels, subject to any reserves established by Agent and certain sublimits. The credit facility matures on July 28, 2011.

Kinergy may borrow under the credit facility based upon (i) a rate equal to (a) the London Interbank Offered Rate, or LIBOR, divided by 0.90 (subject to change based upon the reserve percentage in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System), plus (b) 2.00% to 2.50% depending on the amount of Kinergy’s EBITDA for a specified period, or (ii) a rate equal to (a) the greater of the prime rate published by Wachovia Bank from time to time, or the federal funds rate then in effect plus 0.50%, plus (b) 0.00% to 0.25% depending on the amount of Kinergy’s EBITDA for a specified period. In addition, Kinergy is required to pay an unused line fee at a rate equal to 0.375% as well as other customary fees and expenses associated with the credit facility and issuances of letters of credit.

Kinergy’s obligations under the Loan Agreement are secured by a first-priority security interest in all of its assets in favor of Agent and Lenders.

The Loan Agreement also contains restrictions on distributions of funds from Kinergy to us. In addition, the Loan Agreement contains a single financial covenant requiring that Kinergy generate EBITDA in specified amounts during 2008 and 2009. For subsequent periods, the minimum EBITDA covenant amounts are to be determined based upon financial projections to be delivered by Kinergy and are to be mutually agreed upon by Kinergy and Agent.

On July 28, 2008, we entered into a Guarantee dated July 28, 2008 in favor of Agent for and on behalf of Lenders. The Guarantee provides for the unconditional guarantee by us of, and we agreed to be liable for, the payment and performance when due of Kinergy’s obligations under the Loan Agreement.

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

	As of
	June 30, 2008	December 31, 2007	Variance
Current assets	$120,074	$82,193	46.1%
Current liabilities	$135,104	$120,079	12.5%
Property and equipment, net	$560,860	$468,704	19.7%
Notes payable, net of current portion	$194,614	$151,188	28.7%
Working capital	$(15,030)	$(37,886)	60.3%
Working capital ratio	0.89	0.68	30.9%

Change in Working Capital and Cash Flows

Working capital deficit decreased to $15,030,000 at June 30, 2008 from $37,886,000 at December 31, 2007 as a result of an increase in current assets of $37,881,000, which was partially offset by an increase in current liabilities of $15,025,000.

Current assets increased primarily due to an increase in inventories of $19,946,000, primarily due to our Magic Valley plant beginning operations in the second quarter, an increase in accounts receivable of $7,770,000, primarily due to higher sales volume near the end of the quarter from increased production, an increase in restricted cash of $7,569,000, primarily due to funding certain reserve accounts required under our debt facility and hedging reserve balance requirements.

Current liabilities increased primarily due to an increase in current portion – notes payable of  $32,702,000, primarily due to increased borrowing on our plant construction financing and increased amounts coming due within one year of an aggregate of $30,000,000 ($15,000,000 due in February 2009 and $15,000,000 due in March 2009). These increases were partially offset by decreases in construction-related accounts payable and accrued liabilities of $8,075,000, trade accounts payable of $5,019,000 and a decrease in a short-term note payable of $3,000,000, as we paid down a portion of the note per its terms.

The decrease in working capital was primarily due to increased short- and long-term financing, which increased the current portion of our debt. Although cash and investments remained flat, we obtained $72,167,000 in proceeds from both common and preferred stock offerings to further fund operations and plant construction.

Cash used in our operating activities of $36,232,000 resulted primarily from a net loss of $43,484,000, noncontrolling interests of $46,416,000, an increase in inventories of $19,946,000, an increase in restricted cash of $7,569,000, an increase in accounts receivable of $7,832,000, an increase in prepaid expenses and other assets of $2,941,000, an increase in prepaid inventory of $2,436,000, and a decrease in non-construction-related accounts payable and accrued expenses of $10,032,000, which were partially offset by goodwill impairment of $87,047,000, depreciation and amortization of intangible assets of $10,832,000 and derivative losses of $4,832,000.

Cash used in our investing activities of $91,688,000 resulted from purchases of additional property and equipment of $103,692,000, which was partially offset by proceeds from sales of marketable securities of $11,798,000.

Cash provided by our financing activities of $141,315,000 resulted primarily from proceeds from debt financing and lines of credit of $81,891,000, net proceeds from our Series B Preferred Stock issuances of $45,473,000, net proceeds from our common stock issuances of $26,694,000, which were partially offset by principal payments on borrowings of $8,799,000 and preferred stock dividends paid of $2,489,000.

Changes in Other Assets and Liabilities

Goodwill decreased to $0 at June 30, 2008 from $88,168,000 at December 31, 2007 as a result of an adjustment to our purchase price of our interests in Front Range of $1,121,000 and our impairment charge from our annual impairment test of $87,047,000.

Property and equipment, net, increased to $560,860,000 at June 30, 2008 from $468,704,000 at December 31, 2007 primarily as a result of the construction of our ethanol production facilities.

Notes payable, net of current portion, increased to $194,614,000 at June 30, 2008 from $151,188,000 at December 31, 2007 primarily as a result of loan proceeds used for construction activities at our ethanol plants under construction.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended June 30, 2008 and 2007.

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

Commodity Risk – Cash Flow Hedges

We use derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, we hedge anticipated sales of ethanol to minimize our exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against our purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense).

For the three months ended June 30, 2008 and 2007, gains from ineffectiveness in the amount of $0 and $17,000, respectively, were recorded in cost of goods sold and effective gains in the amount of $0 and $369,000, respectively, were recorded in cost of goods sold. For the six months ended June 30, 2008 and 2007, a loss from ineffectiveness in the amount of $1,033,000 and a gain of $159,000, respectively, were recorded in cost of goods sold and effective gains in the amount of $5,277,000 and $244,000, respectively, were recorded in cost of goods sold. The notional balances remaining on these derivatives as of June 30, 2008 and December 31, 2007 were $0 and $2,427,000, respectively.

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

For the three months ended June 30, 2008 and 2007, we recognized losses of $918,000 (of which $166,000 is related to settled non-designated hedges) and $2,988,000 as the change in the fair value of these contracts, respectively. For the six months ended June 30, 2008 and 2007, we recognized losses of $2,934,000 (of which $1,101,000 is related to settled non-designated hedges) and $3,247,000 as the change in the fair value of these contracts, respectively. The notional balances remaining on these contracts as of June 30, 2008 and December 31, 2007 were $29,603,000 and $29,999,000, respectively.

Interest Rate Risk

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives we purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $20,304,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $63,219,000 is 5.01%-8.16% per annum. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended June 30, 2008 and 2007, losses from effectiveness in the amount of $25,000 and $92,000, gains from ineffectiveness in the amount of $102,000 and $611,000, and gains from undesignated hedges in the amount of $897,000 and $0 were recorded in other income (expense), respectively. For the six months ended June 30, 2008 and 2007, losses from effectiveness in the amount of $51,000 and $105,000, gains from ineffectiveness in the amount of $182,000 and $633,000, and losses from undesignated hedges in the amount of $4,149,000 and $0 were recorded in other income (expense), respectively. The losses for the six months ended June 30, 2008 resulted primarily from our suspension of construction of our Imperial Valley project.

 We marked all of our derivative instruments to fair value at each period end, except for those derivative contracts which qualified for the normal purchase and sale exemption pursuant to SFAS No. 133. According to our designation of the derivative, changes in the fair value of derivatives are reflected in other income, net or accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) relative to derivatives was as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2008	$(455)	$(1,928)
Net changes	—	3,076
Amount reclassified to cost of goods sold	455	—
Amount reclassified to other income (expense)	—	(51)
Ending balance, June 30, 2008	$—	$1,097
—————
*Calculated on a pretax basis

The estimated fair values of our derivatives, representing net assets (liabilities) were as follows (in thousands):

	June 30, 2008	December 31, 2007

Commodity futures	$(2,010)	$(1,649)
Interest rate swaps/caps	(8,083)	(7,091)
Total	$(10,093)	$(8,740)

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the two material weaknesses relating to our internal control over financial reporting previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Unregistered Sales of Equity Securities

We have from time to time, granted to certain employees and directors shares of restricted stock under our 2006 Stock Incentive Plan pursuant to Restricted Stock Agreements dated and effective as of their respective grant dates by and between us and those employees and directors. We are obligated to withhold minimum withholding tax amounts with respect to vested shares of restricted. Each employee is entitled to pay the minimum withholding tax amounts to us in cash or to elect to have us withhold a vested amount of shares of restricted stock having a value equivalent to our minimum withholding tax requirements, thereby reducing the number of shares of vested restricted stock that the employee ultimately receives.

In connection with satisfying our withholding requirements, during the three months ended June 30, 2008, we withheld an aggregate of 4,466 shares of our common stock and remitted a cash payment to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees the 4,466 shares of common stock at a deemed purchase price equal to $4.58 per share for an aggregate purchase price of $20,454.

Dividends

For the three months ended June 30, 2008 and 2007, we declared an aggregate of $1,388,000 and $1,050,000 in dividends on our Preferred Stock, respectively. For the six months ended June 30, 2008 and 2007, we declared an aggregate of $2,489,000 and $2,100,000 in dividends on our Preferred Stock, respectively. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)           We held our 2008 annual meeting of stockholders on June 11, 2008. As of the close of business on April 23, 2008, the record date for determining stockholders entitled to notice of and to vote at the 2008 annual meeting, we had issued and outstanding 41,771,328 shares of common stock 4,750,000 shares of Series A Preferred Stock and 2,051,282 shares of Series B Preferred Stock. Each share of common stock was entitled to one vote, each share of Series A Preferred Stock was entitled to approximately 1.78 votes and, except as to the approval of Proposal 2, each share of Series B Preferred Stock was entitled to three votes.  A total of 44,546,138 votes were represented in person or by proxy at the meeting and constituted a quorum.

(b)           Management’s nominees for election as directors were William L. Jones, Neil M. Koehler, Terry L. Stone, John L. Prince, Douglas L. Kieta and Larry D. Layne, each of whom was an incumbent director. Each of these nominees was elected as a director at the meeting.

(c)           (i)           Proposal 1:  To elect seven nominees to the board of directors:

Nominee	Votes For	Votes Withheld
William L. Jones	35,236,602	9,309,536
Neil M. Koehler	35,245,322	9,300,816
Terry L. Stone	35,009,223	9,536,915
John L. Prince	35,240,632	9,305,506
Douglas L. Kieta	35,245,143	9,300,995
Larry D. Layne	35,253,022	9,293,116

(c)
(ii)           Proposal 2:   To consider and approve the Securities Purchase Agreement dated March 18, 2008 between Pacific Ethanol, Inc. and Lyles United, LLC (the “Purchase Agreement”) and the transactions contemplated by the Purchase Agreement.

For:	19,530,931
Against:	3,907,107
Abstention:	67,464
Broker Non-Votes	14,886,791

(iii)	Proposal 3: To ratify the selection and appointment of Hein & Associates LLP as our independent registered public accounting firm for the year ended December 31, 2008.

For:	44,214,861
Against:	245,109
Abstention:	86,166

(d)           Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Forbearance Agreement and Release dated as of May 12, 2008 by and among Kinergy Marketing LLC, Pacific Ethanol, Inc. and Comerica Bank (1)

10.2	Reaffirmation of Guaranty dated May 12, 2008 by Pacific Ethanol, Inc. in favor of Comerica Bank (1)

10.3	Securities Purchase Agreement dated May 20, 2008 by and among Pacific Ethanol, Inc. and Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler (2)

10.4	Form of Warrant dated May 22, 2008 issued by Pacific Ethanol, Inc. (2)

10.5	Letter Agreement dated May 22, 2008 by and among Pacific Ethanol, Inc. and Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler (2)

10.6	Form of Subscription Agreement dated May 22, 2008 between Pacific Ethanol, Inc. and each of the purchasers (2)

10.7	Form of Warrant to purchase shares of Pacific Ethanol, Inc. Common Stock (2)

Exhibit Number	Description

10.8	Form of Placement Agent Agreement dated May 22, 2008, by and between Pacific Ethanol, Inc. and Lazard Capital Markets LLC (2)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
____________________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for May 13, 2008 filed with the Securities and Exchange Commission on May 19, 2008 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for May 22, 2008 filed with the Securities and Exchange Commission on May 23, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: August 11, 2008	By: /s/ JOSEPH W. HANSEN
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