Form 10-Q
period 2008-09-30
Pacific Ethanol, Inc.
filed 2008-11-17
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008, there were 57,757,364 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
ASSETS	2008	2007
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$13,979	$5,707
Investments in marketable securities	7,452	19,353
Accounts receivable, net (including $1 and $7 as of September 30, 2008 and December 31, 2007, respectively, from a related party)	30,837	28,034
Restricted cash	12,152	780
Inventories	33,279	18,540
Prepaid expenses	1,828	1,498
Prepaid inventory	2,403	3,038
Derivative instruments	195	1,613
Other current assets	3,884	3,630
Total current assets	106,009	82,193
Property and equipment, net	537,833	468,704
Other Assets:
Goodwill	—	88,168
Intangible assets, net	5,766	6,324
Other assets	9,689	6,211
Total other assets	15,455	100,703
Total Assets	$659,297	$651,600
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2007.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$21,613	$22,641
Accrued liabilities	14,248	8,526
Accounts payable and accrued liabilities – construction-related	34,308	55,203
Contract retentions	948	5,358
Other liabilities – related parties	212	900
Current portion – notes payable	46,407	11,098
Short-term note payable	1,500	6,000
Derivative instruments	10,350	10,353
Total current liabilities	129,586	120,079

Notes payable, net of current portion	234,537	151,188
Other liabilities	3,493	1,965
Total Liabilities	367,616	273,232
Commitments and Contingencies (Note 11)
Noncontrolling interest in variable interest entity	47,936	96,082
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 7,000,000 shares authorized; 0 and 5,315,625 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively;	—	5
Series B: 3,000,000 shares authorized; 2,346,152 and 0 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	2	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,778,613 and 40,606,214 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	58	41
Additional paid-in capital	478,231	402,932
Accumulated other comprehensive income (loss)	471	(2,383)
Accumulated deficit	(235,017)	(118,309)
Total stockholders’ equity	243,745	282,286
Total Liabilities and Stockholders’ Equity	$659,297	$651,600
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2007.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$183,980	$118,118	$543,489	$331,123
Cost of goods sold	204,265	113,359	547,673	299,902
Gross profit (loss)	(20,285)	4,759	(4,184)	31,221
Selling, general and administrative expenses	6,731	5,920	24,275	23,742
Impairment of asset group	40,900	—	40,900	—
Impairment of goodwill	—	—	87,047	—
Income (loss) from operations	(67,916)	(1,161)	(156,406)	7,479
Other income (expense), net	(2,774)	(998)	(4,184)	312
Loss before noncontrolling interest in variable interest entity	(70,690)	(2,159)	(160,590)	7,791
Noncontrolling interest in variable interest entity	1,523	(2,683)	47,939	(7,502)
Net income (loss) before provision for income taxes	(69,167)	(4,842)	(112,651)	289
Provision for income taxes	—	—	—	—
Net income (loss)	$(69,167)	$(4,842)	$(112,651)	$289
Preferred stock dividends	$(807)	$(1,050)	$(3,296)	$(3,150)
Deemed dividend on preferred stock	—	—	(761)	—
Loss available to common stockholders	$(69,974)	$(5,892)	$(116,708)	$(2,861)
Net loss per share, basic	$(1.23)	$(0.15)	$(2.44)	$(0.07)
Net loss per share, diluted	$(1.23)	$(0.15)	$(2.44)	$(0.07)
Weighted-average shares outstanding, basic	56,717	39,928	47,791	39,833
Weighted-average shares outstanding, diluted	56,717	39,928	47,791	39,833

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(69,167)	$(4,842)	$(112,651)	$289
Other comprehensive income (loss), net of tax:
Net change in the fair value of derivatives	(626)	1,573	2,854	2,006
Comprehensive income (loss)	$(69,793)	$(3,269)	$(109,797)	$2,295

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net income (loss)	$(112,651)	$289
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Impairment of asset group	40,900	—
Impairment of goodwill	87,047	—
Depreciation and amortization of intangibles	18,063	12,816
Inventory valuation	5,608	1,161
(Gain) loss on disposal of equipment	(78)	216
Amortization of deferred financing fees	1,489	2,315
Non-cash compensation and consulting expense	2,154	1,708
Loss on derivatives	4,268	2,668
Noncontrolling interest in variable interest entity	(47,939)	7,502
Bad debt expense	307	48
Changes in operating assets and liabilities:
Accounts receivable	(3,108)	6,507
Restricted cash	(3,296)	(728)
Inventories	(20,347)	(18,915)
Prepaid expenses and other assets	(4,631)	(2,060)
Prepaid inventory	635	(2,093)
Accounts payable and accrued expenses	(6,153)	14,698
Accounts payable, and accrued expenses-related party	(688)	(5,164)
Net cash (used in) provided by operating activities	(38,420)	20,968
Investing Activities:
Additions to property and equipment	(139,335)	(137,046)
Proceeds from sales of available-for-sale investments	11,901	19,593
Proceeds from sale of equipment	206	10
Increase in restricted cash designated for construction projects	(8,076)	(18,099)
Net cash used in investing activities	(135,304)	(135,542)
Financing Activities:
Proceeds from borrowing	126,609	101,505
Net proceeds from issuance of preferred stock and warrants	45,469	—
Net proceeds from issuance of common stock and warrants	26,847	—
Proceeds from exercise of warrants and stock options	—	2,193
Principal payments paid on borrowings	(12,487)	(7,897)
Cash paid for debt issuance costs	(838)	(10,063)
Preferred share dividend paid	(2,489)	(2,100)
Dividend paid to noncontrolling interests	(1,115)	(2,827)
Net cash provided by financing activities	181,996	80,811
Net increase (decrease) in cash and cash equivalents	8,272	(33,763)
Cash and cash equivalents at beginning of period	5,707	44,053
Cash and cash equivalents at end of period	$13,979	$10,290

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007

Supplemental Information:
Interest paid ($9,186 and $5,886 capitalized, respectively)	$13,677	$6,892
Non-Cash Financing and Investing activities:
Accrued additions to property and equipment	$20,895	$49,926
Capital lease	$36	$203
Par value of common stock issued for conversion of preferred stock	$11	$—
Preferred stock dividend declared	$807	$1,050
Deemed dividend on preferred stock	$761	$—

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

In September 2008, the Company completed construction of its fourth ethanol plant. The Company’s four ethanol plants, which produce its ethanol and co-products, are as follows:

Plant Name	Plant Location	Date Operations Began	Estimated Annual Production Capacity (gallons)

Stockton	Stockton, CA	September 2008	60,000,000
Magic Valley	Burley, ID	April 2008	60,000,000
Columbia	Boardman, OR	September 2007	40,000,000
Madera	Madera, CA	October 2006	40,000,000

In addition, the Company owns a 42% interest in Front Range, which owns a plant located in Windsor, Colorado, with annual production capacity of up to 50 million gallons.

Liquidity – The Company has experienced working capital deficiencies and incurred losses for the nine months ended September 30, 2008. The Company has been able to partially offset these factors through borrowings under its working capital lines of credit and construction financing upon completion of its Stockton plant. However, the Company does not currently have significant available borrowing capacity under its existing credit facilities. In addition, in order to deal with constraints on its working capital the Company has partially curtailed production by some of its plants. If the need for additional working capital is not reduced or otherwise satisfied, the Company may be required to further curtail production or suspend production at one or more of its plants.

Now that the Company has received its final loan proceeds upon completion of its Stockton plant, it believes that current capital resources, revenue generated from operations and other existing sources of liquidity will be adequate to fund its reduced operations through 2008. However, barring an improvement in the Company’s margins, management does not believe that cash flows from the Company’s operations or other sources of liquidity will provide adequate funds to meet its debt service obligations in 2009. The Company’s debt service obligations in 2009 include quarterly term loan payments of approximately $9.0 million, which is owed to WestLB and its other plant construction lenders and $30.0 million in debt coming due in the first quarter of 2009 to Lyles United, LLC. The Company’s failure to repay or restructure any of these obligations would result in a default on the obligation which would likely lead to a cross-default on other borrowings. Accordingly, unless margins significantly improve, the Company is able to obtain additional financing, it is able to restructure some of its debt obligations, or a combination of one or more of these, the Company may have no choice but to further curtail its production. The Company does not expect to have sufficient funds to repay the $30.0 million debt in the first quarter of 2009. The Company is currently attempting to restructure the terms of its debt service obligations and its $30.0 million debt but management cannot provide any assurance that it will be able to successfully restructure the payment or other terms of these obligations. In addition, even if the Company is able to satisfy or restructure its debt service obligations, it may still have significant working captial deficiencies through 2009.

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Reclassifications of prior year’s data have been made to conform to 2008 classifications. Such classifications had no effect on net loss reported in the consolidated statements of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating SFAS No. 161, but does not expect it will have a material impact on its consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which is further discussed in Note 13.

On January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2008.

3.	MARKETABLE SECURITIES.

The Company’s marketable securities consisted of short-term marketable securities with carrying values of $7,452,000 and $19,353,000 as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, there were no gross unrealized gains or losses for these securities.

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$14,602	$3,647
Finished goods	14,449	12,064
Work in progress	2,695	1,809
Other	1,533	1,020
Total	$33,279	$18,540

5.	IMPAIRMENT OF ASSET GROUP.

The Company evaluates impairment of long-lived assets, or asset groups, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the impairment of long-lived assets, including property and equipment, when events or changes in circumstances indicate that the fair value of the asset group could be less than its net book value. In such event, the Company assesses the asset group for impairment by determining its fair value based on the forecasted, undiscounted cash flows the assets are expected to generate plus the net proceeds expected from the sale of the assets. An impairment loss would be recognized when the fair value is less than the related asset group’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and capital spending decisions of the Company’s customers.

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At September 30, 2008, the Company performed its impairment analysis for the asset group associated with its suspended plant construction project in the Imperial Valley near Calipatria, California (“Imperial Project”). At September 30, 2008, the asset group consisted of gross property and equipment of $43,751,000. In addition, the Imperial Project had construction-related accounts payable and accrued expenses of $17,245,000. The Company does not intend to resume construction of its Imperial Project in the near term. Consequently, the Company intends to liquidate the assets and liabilities of the Imperial Project. After assesing the estimated undiscounted cash flows, the Company has recorded an impairment charge of $40,900,000, thereby reducing its property and equipment at September 30, 2008, by that amount. As conditions in the industry and viable financing options become available, the Company will assess resuming construction. In November 2008, the Company began proceedings to liquidate these assets and liabilities. To the extent the Company is relieved of the related liabilities, the Company may record a gain in the period in which the relief occurs.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS.

During the nine months ended September 30, 2008, the Company adjusted its goodwill associated with its acquisition of ownership interests in Front Range resulting in a decrease of goodwill of $1,121,000. Additionally, the Company performed its annual review of impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, as of March 31, 2008. The Company’s annual review estimated the fair value of its single reporting unit to be below its carrying value. As a result, the Company recognized an impairment charge on its remaining goodwill of $87,047,000, reducing its goodwill balance to zero.

7.	DEBT.

Long-term borrowings are summarized in the table below (in thousands):

	September 30, 2008	December 31, 2007
Plant construction term loans, due 2015	$201,256	$92,308
Plant construction lines of credit, due 2009	19,200	9,200
Operating line of credit, due 2011	12,785	6,217
Notes payable to related party, due 2009	30,000	30,000
Swap note, due 2011	15,341	16,370
Variable rate note, due 2011	1,219	6,930
Water rights capital lease obligations	1,143	1,261
	280,944	162,286
Less current portion	(46,407)	(11,098)
Long-term debt	$234,537	$151,188

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Plant Construction Term Loans & Lines of Credit – During the three and nine months ended September 30, 2008, the Company completed construction of its Magic Valley and Stockton plants, resulting in increased draws on the Company’s existing construction term loans and construction lines of credit of an additional $74,231,000 and $44,718,000 for those plants, respectively. During October 2008, the Company received total loan draws of $29,513,000, which includes its final loan draw of $24,231,000 on October 27, 2008. Additionally, on October 27, 2008, the Company’s construction loans were converted to term loans, due in 2015, as provided in its original loan agreements.

In March 2008, the Company became aware of various events or circumstances which constituted defaults under its credit agreement. These events or circumstances included the existence of material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007, cash management activities that violated covenants in its credit agreement, failure to maintain adequate amounts in a designated debt service reserve account, the existence of a number of Eurodollar loans in excess of the maximum number permitted under the Company’s credit agreement, and the Company’s failure to pay all remaining project costs on its Madera and Columbia plants by certain stipulated deadlines. On March 26, 2008, the Company obtained waivers from its lenders as to these defaults and was required to pay the lenders a consent fee in an aggregate amount of $521,000. In addition to the waivers, the Company’s lenders agreed to amend the credit agreement. These amendments include an increase in the frequency with which the Company is to deposit certain revenues into a restricted account each month, an increase of allowable Eurodollar loans from a maximum of seven to a maximum of ten, and the Company was required to pay all remaining project costs on its Madera and Columbia plants by May 16, 2008. As of September 30, 2008, the Company believed it was in compliance with its covenants.

Kinergy Operating Line of Credit – Kinergy was party to a Loan and Security Agreement (“Loan Agreement”) dated as of August 17, 2007 with Comerica Bank, as amended by a First Amendment to Loan and Security Agreement dated as of August 29, 2007 and as further amended by a Forbearance Agreement and Release (“Forbearance Agreement”) dated as of May 12, 2008 and an amendment to the Forbearance Agreement dated as of June 1, 2008, (collectively, the “Loan Documents”). The Loan Documents provided for a $17,500,000 credit facility. The Forbearance Agreement identified certain existing defaults under the Loan Agreement and provided that Comerica Bank would forbear for a period of time (the “Forbearance Period”) commencing on May 12, 2008 and ending on the earlier to occur of (i) August 15, 2008, and (ii) the date that any new default occurs under the Loan Documents, from exercising its rights and remedies under the Loan Documents and under applicable law. Under the Forbearance Agreement, Kinergy was required to provide to Comerica Bank by June 30, 2008, a refinancing term sheet reasonably satisfactory to Comerica Bank from a third party lender for the refinancing of the amounts owed under the credit facility, which the Company provided to Comerica Bank by June 30, 2008. Kinergy was also required to remit all cash proceeds from its operations to its operating accounts with Comerica Bank and all such proceeds are to be applied in accordance with the Loan Agreement. Kinergy was also required to cause its cumulative net loss for the period from April 1, 2008 through August 15, 2008 not to exceed $1,000,000 (excluding non-cash gains or losses on hedges and other derivatives). Kinergy’s obligations to Comerica Bank were secured by substantially all of its assets, subject to certain customary exclusions and permitted liens, and were guaranteed by the Company. In addition, Kinergy paid Comerica Bank a forbearance fee of $100,000. Kinergy’s credit facility with Comerica Bank was terminated upon consummation of Kinergy’s new credit facility with Wachovia Bank, as described below.

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 28, 2008, Kinergy entered into a new Loan and Security Agreement dated July 28, 2008 with the parties thereto from time to time as Lenders (“Lenders”), Wachovia Capital Finance Corporation (Western) (“Agent”) and Wachovia Bank, National Association (the “Loan Agreement”). Kinergy initially used the proceeds from the closing of the credit facility to repay all amounts outstanding under its credit facility with Comerica Bank, described above and to pay certain closing fees.

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

Kinergy may borrow under the credit facility based upon (i) a rate equal to (a) the London Interbank Offered Rate (“LIBOR”), divided by 0.90 (subject to change based upon the reserve percentage in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System), plus (b) 2.00% to 2.50% depending on the amount of Kinergy’s EBITDA for a specified period, or (ii) a rate equal to (a) the greater of the prime rate published by Wachovia Bank from time to time, or the federal funds rate then in effect plus 0.50%, plus (b) 0.00% to 0.25% depending on the amount of Kinergy’s EBITDA for a specified period. In addition, Kinergy is required to pay an unused line fee at a rate equal to 0.375% as well as other customary fees and expenses associated with the credit facility and issuances of letters of credit.

Kinergy’s obligations under the Loan Agreement are secured by a first-priority security interest in all of its assets in favor of Agent and Lenders.

The Loan Agreement also contains restrictions on distributions of funds from Kinergy to the Company. In addition, the Loan Agreement contains a single financial covenant requiring that Kinergy generate EBITDA in specified amounts during 2008 and 2009. The Company believes it is in compliance with this covenant as of September 30, 2008. For subsequent periods, the minimum EBITDA covenant amounts are to be determined based upon financial projections to be delivered by Kinergy and shall be mutually agreed upon by Kinergy and Agent.

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

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes Payable to Related Party – In November 2007, Pacific Ethanol Imperial, LLC (“PEI Imperial”), an indirect subsidiary of the Company, borrowed $15,000,000 from Lyles United, LLC under a Secured Promissory Note containing customary terms and conditions. The loan accrues interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 2.00%, computed on the basis of a 360-day year of twelve 30-day months. The loan was due 90-days after issuance or, if extended at the option of PEI Imperial, 365-days after the end of such 90-day period. This loan was extended by PEI Imperial and is due February 25, 2009. The Secured Promissory Note provided that if the loan was extended, the Company was to issue a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The Company issued this warrant simultaneously with the closing of the issuance of the Company’s Series B Preferred Stock on March 27, 2008. The warrant is exercisable at any time during the 18-month period after the date of issuance. The loan is secured by substantially all of the assets of PEI Imperial pursuant to a Security Agreement dated November 28, 2007 by and between PEI Imperial and Lyles United, LLC that contains customary terms and conditions and an Amendment No. 1 to Security Agreement dated December 27, 2007 by and between PEI Imperial and Lyles United, LLC (collectively, the “Security Agreement”). The Company has guaranteed the repayment of the loan pursuant to an Unconditional Guaranty dated November 28, 2007 containing customary terms and conditions. In connection with the loan, PEI Imperial entered into a Letter Agreement dated November 28, 2007 with Lyles United, LLC under which PEI Imperial committed to award the primary construction and mechanical contract to Lyles United, LLC or one of its affiliates for the construction of the Company’s Imperial Valley project, located in the Imperial Valley, near Calipatria, California (the “Project”), conditioned upon PEI Imperial electing, in its sole discretion, to proceed with the Project and Lyles United, LLC or its affiliate having all necessary licenses and being otherwise ready, willing and able to perform the primary construction and mechanical contract. In the event the foregoing conditions are satisfied and PEI Imperial awards such contract to a party other than Lyles United, LLC or one of its affiliates, PEI Imperial will be required to pay to Lyles United, LLC, as liquidated damages, an amount equal to $5,000,000.

In December 2007, PEI Imperial borrowed an additional $15,000,000 from Lyles United, LLC under a second Secured Promissory Note containing customary terms and conditions. The loan accrues interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 4.00%, computed on the basis of a 360-day year of twelve 30-day months. The loan was due on March 31, 2008, but was extended at the option of PEI Imperial, to March 31, 2009. As a result of the extension, the interest rate increased by 2.00% to the rate indicated above. The loan is secured by substantially all of the assets of PEI Imperial pursuant to the Security Agreement. The Company has guaranteed the repayment of the loan pursuant to an Unconditional Guaranty dated December 27, 2007 containing customary terms and conditions. As discussed in Note 15, in November 2008, the Company and Lyles entered into an agreement to restructure these loans.

8.	COMMON AND PREFERRED STOCK.

Issuance of Common Stock and Warrants – On May 22, 2008, the Company entered into a Placement Agent Agreement with Lazard Capital Markets LLC (the “Placement Agent”), relating to the sale by the Company of an aggregate of 6,000,000 shares of common stock and warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $7.10 per share of common stock for an aggregate purchase price of $28,500,000. The warrants are exercisable at any time during the period commencing on the date that is six months and one day from the date of the warrants and ending five years from the date of the warrants. On May 29, 2008, the Company consummated the offering. Upon issuance, the Company recorded $26,847,000, net of issuance costs, in stockholders’ equity.

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Full Conversion of Series A Preferred Stock – During the nine months ended September 30, 2008, Cascade Investment, L.L.C. (“Cascade”), the sole holder of the Company’s Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), converted all of its Series A Preferred Stock into shares of the Company’s common stock. In the aggregate, Cascade converted 5,315,625 shares of Series A Preferred Stock into 10,631,250 shares of the Company’s common stock. Accordingly, as of September 30, 2008, no shares of Series A Preferred Stock were outstanding.

Securities Purchase Agreement and Warrant – On March 18, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lyles United, LLC. The Purchase Agreement provided for the sale by the Company and the purchase by Lyles United, LLC of (i) 2,051,282 shares of the Company’s Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”), all of which are initially convertible into an aggregate of 6,153,846 shares of the Company’s common stock based on an initial three-for-one conversion ratio, and (ii) a warrant to purchase an aggregate of 3,076,923 shares of the Company’s common stock at an exercise price of $7.00 per share. On March 27, 2008, the Company consummated the purchase and sale of the Series B Preferred Stock. Upon issuance, the Company recorded $39,724,000, net of issuance costs, in stockholders’ equity. The warrant is exercisable at any time during the period commencing on the date that is six months and one day from the date of the warrant and ending ten years from the date of the warrant.

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

Deemed Dividend on Preferred Stock – In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Series B Preferred Stock issued to the May Purchasers is considered to have an embedded beneficial conversion feature because the conversion price (as adjusted for the value allocated to the warrants) was less than the fair value of the Company’s common stock at the issuance date. The Company has recorded a deemed dividend on preferred stock of $761,000 for the nine months ended September 30, 2008. These non-cash dividends are to reflect the implied economic value to the preferred stockholder of being able to convert its shares into common stock at a price (as adjusted for the value allocated to the warrants) which was in excess of the fair value of the Series B Preferred Stock at the time of issuance. The fair value allocated to the Series B Preferred Stock together with the original conversion terms (as adjusted for the value allocated to the warrants) were used to calculate the value of the deemed dividend on the Series B Preferred Stock on the date of issuance.

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

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
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

9.	STOCK-BASED COMPENSATION.

Total stock-based compensation expense related to SFAS No. 123 (Revised 2004), Share-Based Payments, included in wages, salaries and related costs was $698,000 and $493,000 for the three months ended September 30, 2008 and 2007, respectively, and $2,154,000 and $1,708,000 for the nine months ended September 30, 2008, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of September 30, 2008, $5,808,000 of compensation cost attributable to future services related to plan awards that are probable of being achieved had not yet been recognized.

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	LOSS PER SHARE.

The following table computes basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30, 2008
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(69,167)
Less: Preferred stock dividends	(807)

Basic loss per share:
Loss available to common stockholders	(69,974)	56,717	$(1.23)
Effect of outstanding restricted shares		—
Effect of outstanding warrants and options		—

Diluted loss per share:
Loss available to common stockholders, including assumed conversions	$(69,974)	56,717	$(1.23)

	Three Months Ended September 30, 2007
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(4,842)
Less: Preferred stock dividends	(1,050)

Basic loss per share:
Loss available to common stockholders	(5,892)	39,928	$(0.15)
Effect of outstanding restricted shares		—
Effect of outstanding warrants and options		—

Diluted loss per share:
Loss available to common stockholders, including assumed conversions	$(5,892)	39,928	$(0.15)

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2008
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(112,651)
Less: Preferred stock dividends	(3,296)
Less: Deemed dividend on preferred stock	(761)

Basic loss per share:
Loss available to common stockholders	(116,708)	47,791	$(2.44)
Effect of outstanding restricted shares		—
Effect of outstanding warrants and options		—

Diluted loss per share:
Loss available to common stockholders, including assumed conversions	$(116,708)	47,791	$(2.44)

	Nine Months Ended September 30, 2007
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$289
Less: Preferred stock dividends	(3,150)

Basic loss per share:
Loss available to common stockholders	(2,861)	39,833	$(0.07)
Effect of outstanding restricted shares		—
Effect of outstanding warrants and options		—

Diluted loss per share:
Loss available to common stockholders, including assumed conversions	$(2,861)	39,833	$(0.07)

There were an aggregate of 7,038,000 and 12,241,000 of potentially dilutive weighted-average shares outstanding from stock options, common stock warrants and convertible preferred stock for the three and nine months ended of September 30, 2008, respectively. These options, warrants and convertible preferred stock were not considered in calculating diluted loss per share for these periods, as their effect would be anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At September 30, 2008, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol, corn, natural gas and denaturant. These fixed- and indexed-price corn purchase commitments will primarily be delivered during the fourth quarter of 2008. As of September 30, 2008, the Company estimates that its purchase commitments will not result in any material loss, however; its ability to process this corn at its production facilities at a positive gross margin will ultimately depend on a number of factors, including the timing of the deliveries during the quarter, other variable operating costs such as natural gas and the market price of the ethanol and distillers grain finished products at the time of shipment. Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price portion of the table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fixed-Price Contracts
Ethanol	$27,488
Corn	18,494
Total	$45,982

Indexed-Price Contracts (Volume)
Ethanol (gallons)	54,089
Corn (bushels)	6,433
Denaturant (gallons)	655

Sales Commitments – At September 30, 2008, the Company had entered into sales contracts with customers to sell certain quantities of ethanol, WDG and syrup. The volumes indicated in the indexed-price contracts portion of the table are additional committed sales and will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$27,270
WDG	17,602
Syrup	2,929
Total	$47,801

Indexed-Price Contracts (Volume)
Ethanol (gallons)	81,457
WDG (tons)	30

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

On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC, and Pacific Ethanol Madera, LLC. The suit alleges breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations.

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All of the defendants have moved to dismiss the Virginia Federal Court Case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moving to stay the Virginia Federal Court Case pending arbitration. The complaint seeks specified contract damages of $6,500,000, along with other unspecified damages. These motions are now pending before the Court. The Company intends to vigorously defend against Delta-T Corporation’s claims.

12.	DERIVATIVES/HEDGES.

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

For the three months ended September 30, 2008 and 2007, gains from ineffectiveness in the amount of $0 and $2,381,000, respectively, were recorded in cost of goods sold and effective losses in the amount of $0 and $898,000, respectively, were recorded in cost of goods sold. For the nine months ended September 30, 2008 and 2007, a loss from ineffectiveness in the amount of $1,033,000 and a gain of $3,894,000, respectively, were recorded in cost of goods sold and effective gains in the amount of $5,277,000 and effective losses of $2,008,000, respectively, were recorded in cost of goods sold. The notional balances remaining on these derivatives as of September 30, 2008 and December 31, 2007 were $0 and $2,427,000, respectively.

Commodity Risk – Non-Designated Hedges – As part of the Company’s risk management strategy, it uses forward contracts on corn, crude oil, natural gas and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant, natural gas and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold.

For the three months ended September 30, 2008 and 2007, the Company recognized net losses of $1,681,000 and $3,092,000, as the change in the fair value of these contracts, respectively. Included in the net losses for the three months ended September 30, 2008 were net gains of $987,000 related to settled non-designated hedges. For the nine months ended September 30, 2008 and 2007, the Company recognized losses of $4,614,000 and $6,339,000, as the change in the fair value of these contracts, respectively. Included in the net losses for the nine months ended September 30, 2008, were losses of $114,000 related to settled non-designated hedges. The notional balances remaining on these contracts as of September 30, 2008 and December 31, 2007 were $22,863,000 and $29,999,000, respectively.

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Rate Risk – As part of the Company’s interest rate risk management strategy, the Company uses derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $19,655,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $63,219,000 is 5.01%-8.16% per annum. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended September 30, 2008 and 2007, losses from effectiveness in the amount of $26,000 and $19,000, gains from ineffectiveness in the amount of $723,000 and losses from ineffectiveness of $1,528,000, and losses from undesignated hedges in the amount of $38,000 and $0 were recorded in other income (expense), respectively. For the nine months ended September 30, 2008 and 2007, losses from effectiveness in the amount of $77,000 and $125,000, gains from ineffectiveness in the amount of $905,000 and losses from ineffectiveness of $896,000, and losses from undesignated hedges in the amount of $4,187,000 and $0 were recorded in other income (expense), respectively. The losses for the nine months ended September 30, 2008 resulted primarily from the Company’s suspension of construction of its Imperial Valley project.

Accumulated Other Comprehensive Income (Loss) – Accumulated other comprehensive income (loss) relative to derivatives was as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2008	$(455)	$(1,928)
Net changes	—	2,476
Amount reclassified to cost of goods sold	455	—
Amount reclassified to other income (expense)	—	(77)
Ending balance, September 30, 2008	$—	$471
—————
*Calculated on a pretax basis

The estimated fair values of the Company’s derivatives, representing net assets (liabilities) were as follows (in thousands):

	September 30, 2008	December 31, 2007

Commodity futures	$(2,017)	$(1,649)
Interest rate swaps/caps	(8,138)	(7,091)
Total	$(10,155)	$(8,740)

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	FAIR VALUE MEASUREMENTS.

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

The following table summarizes fair value measurements by level at September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investments in marketable securities	$7,452	$-	$-	$7,452
Interest rate caps and swaps	-	87	-	87
Commodity derivative assets	108	-	-	108
Total Assets	$7,560	$87	$-	$7,647

Liabilities:
Commodity derivative liabilities	$2,212	$-	$-	$2,212
Interest rate caps and swaps	-	8,138	-	8,138
Total Liabilities	$2,212	$8,138	$-	$10,350

PACIFIC ETHANOL, INC.

NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	RELATED PARTY TRANSACTIONS.

During the nine months ended September 30, 2008, the Company sold $1,708,500 of its business energy tax credits to certain employees of the Company on the same terms and conditions as others to whom the Company sold credits.

A member of the Company’s Board of Directors is a senior officer of a transportation company with which the Company contracts for certain transportation services for its products. During the three and nine months ended September 30, 2008, the Company purchased services for $899,500 and $1,479,000, respectively, from the transportation company. As of September 30, 2008, the Company had $212,000 of outstanding accounts payable to the vendor.

During the three and nine months ended September 30, 2008, the Company sold approximately 26 tons of WDG for $1,300 to Tri J Land and Cattle, an entity owned by a director of the Company. Accounts receivable from Tri J totaled $1,300 at September 30, 2008.

As discussed in Note 8, on March 27, 2008, the Company consummated the sale of its Series B Preferred Stock with Lyles United, LLC. In addition, as of September 30, 2008, the Company had notes payable of $30,000,000, accrued interest payable of $1,974,000 and construction-related accounts payable of $11,572,000 to Lyles United, LLC and its affiliates. Since March 27, 2008, the Company has increased its contract obligation associated the construction of the Stockton plant by $9,022,000, from additional project scope change orders.

As discussed in Note 8, on May 22, 2008, the Company consummated the sale of additional shares of its Series B Preferred Stock to Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler.

15.	SUBSEQUENT EVENTS.

During October 2008, the Company received total loan draws of $29,513,000, which included its final loan draw of $24,231,000 on October 27, 2008. Additionally, on October 27, 2008, the Company’s construction loans were converted to term loans, due in 2015, as provided by its original loan agreements.

In November 2008, PEI Imperial restructured its aggregate $30.0 million loan from Lyles United, LLC by paying all accrued and unpaid interest thereon in the amount of $2,205,000 and assigning the aforementioned two Secured Promissory Notes to the Company. The Company issued an Amended and Restated Promissory Note in the principal amount of $30.0 million and Lyles United, LLC cancelled the two Secured Promissory Notes. The Amended and Restated Promissory Note is due March 15, 2009 and accrues interest at the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 3.00%, computed on the basis of a 360-day year of twelve 30-day months. In connection with the restructuring, the Security Agreement and the Company’s Unconditional Guaranties were terminated. The Company and Lyles United, LLC jointly instructed Pacific Ethanol California, Inc. (“PEI California”) pursuant to an Irrevocable Joint Instruction Letter to remit directly to Lyles United, LLC any cash distributions received by PEI California on account of its ownership interests in PEI Imperial and Front Range Energy, LLC until such time as the Amended and Restated Promissory Note is repaid in full. In addition, PEI California entered into a Limited Recourse Guaranty to the extent of such cash distributions in favor of Lyles United, LLC. Finally, Pacific Ag. Products, LLC entered into an Unconditional Guaranty as to all of the Company’s obligations under the Amended and Restated Promissory Note and pledged all of its assets as security therefore pursuant to a Security Agreement.

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

In September 2008, we completed construction of our fourth ethanol plant. The Company’s four ethanol plants, which produce ethanol and its co-products, are as follows:

Plant Name	Plant Location	Date Operations Began	Estimated Annual Production Capacity (gallons)

Stockton	Stockton, CA	September 2008	60,000,000
Magic Valley	Burley, ID	April 2008	60,000,000
Columbia	Boardman, OR	September 2007	40,000,000
Madera	Madera, CA	October 2006	40,000,000

In addition, we own a 42% interest in Front Range, which owns a plant located in Windsor, Colorado, with annual production capacity of up to 50 million gallons. We also intend to either construct or acquire additional production facilities as financial resources and business prospects make the construction or acquisition of these facilities advisable.

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

In addition, for some time, we have intended to expand our annual production capacity to 420 million gallons of annual production capacity in 2010. Given the current condition of financial and biofuel markets, we will continue to assess our alternatives and may seek to reach this goal through a variety of means, including the construction or acquisition of additional ethanol plants. We also intend to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Variance	2008	2007	Variance
Gallons sold (in millions)	65.0	50.0	30%	191.0	132.8	44%
Average sales price per gallon	$2.45	$2.11	16%	$2.43	$2.22	9%
Corn cost per bushel—CBOT equivalent (1)	$6.28	$3.87	62%	$5.75	$3.55	62%
Co-product revenues as % of delivered cost of corn	21.6%	25.3%	(15%)	22.6%	25.6%	(12%)

Average CBOT ethanol price per gallon	$2.34	$1.79	31%	$2.40	$2.01	19%
Average CBOT corn price per bushel	$5.78	$3.36	72%	$5.76	$3.69	56%
_____________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,			Variance in			Nine Months Ended September 30,			Variance in
	2008		2007	Dollars	Percent		2008		2007	Dollars	Percent

Net sales	$183,980		$118,118	$65,862	56%		$543,489		$331,123	$212,366	64%
Cost of goods sold	204,265		113,359	90,906	80%		547,673		299,902	247,771	83%
Gross profit (loss)	$(20,285)		$4,759	$(25,044)	(526%	)	$(4,184)		$31,221	$(35,405)	(113%	)
Percentage of net sales	(11.0%	)	4.0%				(0.8%	)	9.4%

Net Sales

The increase in our net sales for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to an increase in sales volume, coupled with higher average sales prices.

Total volume of ethanol sold increased by 15.0 million gallons, or 30%, to 65.0 million gallons for the three months ended September 30, 2008 as compared to 50.0 million gallons in the same period in 2007. The increase in sales volume is primarily due to a full quarter’s production from our Columbia and Magic Valley plants, which commenced operations in September 2007 and April 2008, respectively. Additionally, we commenced operations at our Stockton plant in September 2008, resulting in additional volume of approximately one half month’s production. We also experienced increased sales volume under our third-party ethanol marketing agreements.

Our average sales price per gallon increased 16% to $2.45 for the three months ended September 30, 2008 from an average sales price per gallon of $2.11 for the three months ended September 30, 2007. The average CBOT price per gallon increased 31% to $2.34 for the three months ended September 30, 2008 from an average CBOT price per gallon of $1.79 for the three months ended September 30, 2007. Our average sales price per gallon did not increase as much as the average CBOT price per gallon, but remained above the CBOT price for the period.

The increase in our net sales for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to a substantial increase in sales volume, coupled with higher average sales prices.

Total volume of ethanol sold increased by 58.2 million gallons, or 44%, to 191.0 million gallons for the nine months ended September 30, 2008 as compared to 132.8 million gallons in the same period in 2007. The substantial increase in sales volume is also primarily due to production from our Columbia, Magic Valley and Stockton plants, as well as increased sales volume under our third-party ethanol marketing agreements.

Our average sales price per gallon increased 9% to $2.43 for the nine months ended September 30, 2008 from an average sales price per gallon of $2.22 for the nine months ended September 30, 2007. The average CBOT price per gallon for the same period increased 19% to $2.40 for the nine months ended September 30, 2008 from an average CBOT price per gallon of $2.01 for the nine months ended September 30, 2007. Our average sales price per gallon did not increase as much as the average CBOT price per gallon for the nine months ended September 30, 2008 due to both the timing of our sales and the proportion of fixed-price contracts during a period of rising ethanol prices.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin declined to a negative 11.0% for the three months ended September 30, 2008 from a positive margin of 4.0% in the same period in 2007 due to higher corn costs. Corn is the single largest component of the cost of our ethanol production and has become a larger portion of our cost of goods sold as we have expanded our ethanol production.

Overall, the price of corn had a much larger impact on our production costs due to the timing of the corn and related ethanol pricing from the time we purchase the corn to sale of ethanol. Generally, we fix our corn price upon shipment from the vendor, and in a falling market, our margins are compressed as both corn and ethanol prices continued to fall from transit to the processing of the corn. At the beginning of the third quarter, the CBOT price per bushel of corn was near its high of $7.20 and dropped to $4.88 at the end of the third quarter. We purchased a significant portion of our corn earlier in the third quarter at the higher end of the range, resulting in average corn prices for the third quarter of $6.28 per bushel, an increase of 62%, as compared to the same period in 2007.

Further, corn and ethanol ending inventories costs were higher than market prices at the end of the third quarter. As a result, we recorded additional losses from this market adjustment of approximately $5.6 million.

Our sales volume resulting from the marketing and sale of ethanol produced by third parties decreased as an overall percentage of our net sales, as production of our own ethanol has been growing rapidly. Our purchase and sale prices of ethanol produced by third parties typically fluctuate closely with market prices. As a result, our average cost of ethanol purchased from third parties increased in line with the overall increase in our average sales price per gallon.

Our net derivative losses were $1,681,000 for the three months ended September 30, 2008 as compared to losses of $1,609,000 for the same period in 2007. These net losses resulted from derivatives that we entered during the three months ended September 30, 2008. Included in the net losses for the three months ended September 30, 2008 are net gains of $987,000 related to settled non-designated positions.

The increase in our cost of goods sold for the nine months ended September 30, 2008 as compared to the same period in 2007 was predominantly due to increased sales volume from our own production and the aforementioned increased corn costs associated with our own production which contributed to higher costs of goods sold. Our gross margin declined to a negative 0.8% for the nine months ended September 30, 2008 from a positive gross margin of 9.4% for the same period in 2007.

Our net derivative losses were $370,000 for the nine months ended September 30, 2008 as compared to net losses of $4,453,000 for the same period in 2007. These net losses resulted from derivatives that we entered in order to lock in margins during the nine months ended September 30, 2008. Included in the net losses for the nine months ended September 30, 2008 is $114,000 related to settled non-designated positions.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Selling, general and administrative expenses	$6,731	$5,920	$811	14%	$24,275	$23,742	$533	2%
Percentage of net sales	3.7%	5.0%			4.5%	7.2%

Our selling, general and administrative expenses, or SG&A, decreased significantly as a percentage of net sales for the three and nine months ended September 30, 2008 due to our significant sales growth and cost controls.

SG&A increased $811,000 to $6,731,000 for the three months ended September 30, 2008 as compared to $5,920,000 for the same period in 2007. The increase in the dollar amount of SG&A is primarily due to the following factors:

•	payroll and benefits increased by $1,070,000 due to increased administrative staff; and

•	bad debt expenses increased by $305,000 due to growth in accounts receivables during the quarter.

Partially offsetting the foregoing increases was the following decrease:

•	professional fees decreased by $782,000 due to lower legal and consulting fees.

Our SG&A increased $533,000 to $24,275,000 for the nine months ended September 30, 2008 as compared to $23,742,000 for the same period in 2007. The increase in the dollar amount of SG&A is primarily due to the following factors:

•	payroll and benefits increased by $2,491,000 due to increased administrative staff;

•	derivative commissions increased by $1,532,000 due to significant trades during the period; and

•	bad debt expense increased by $332,000 due to growth in accounts receivable.

Partially offsetting the foregoing increases were the following decreases:

•	professional fees decreased by $735,000 due to lower consulting fees and temporary staffing during the period; and

•
amortization of intangible assets resulting from our acquisition of our 42% ownership interest in Front Range decreased by $2,925,000, as we have fully amortized a significant portion of the intangible assets associated with the acquisition; amortization of intangible assets was $150,000 and $3,075,000 for the nine months ended September 30, 2008 and 2007, respectively.

Impairment of Asset Group

The following table presents our impairment of asset group in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Impairment of asset group	$40,900	$—	$40,900	*	$40,900	$—	$40,900	*
Percentage of net sales	22.2%	–%			7.5%	–%
* Not meaningful

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of September 30, 2008, we performed our impairment analysis for our asset group associated with our suspended plant construction project in the Imperial Valley near Calipatria, California, or the Imperial Project. At September 30, 2008, the asset group consisted of gross property and equipment of $43,751,000.  In addition, the Imperial Project had construction-related accounts payable and accrued expenses of $17,245,000. We do not intend to resume construction of the Imperial Project in the near term. Consequently, we intend to liquidate the assets and liabilities of the Imperial Project. After assessing the estimated undiscounted cash flows, we have recorded an impairment charge of $40,900,000, thereby reducing our property and equipment at September 30, 2008, by that amount. As conditions in the industry and viable financing options become available, we will assess resuming construction. In November 2008, we began proceedings to liquidate these assets and liabilities. To the extent we are relieved of the related liability, we may record a gain in the period in which relief occurs.

Impairment of Goodwill

The following table presents our impairment of goodwill in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Impairment of Goodwill	$—	$—	$—	—%	$87,047	$—	$87,047	*
Percentage of net sales	–%	–%			16.0%	–%
* Not meaningful

SFAS No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill for impairment at least annually. In accordance with SFAS No. 142, we conducted an impairment test of goodwill as of March 31, 2008. As a result, we recorded a non-cash impairment charge of $87,047,000, requiring us to write-off our entire goodwill balances from our previous acquisitions of Kinergy Marketing LLC, or Kinergy, and Front Range. The impairment charge will not result in future cash expenditures.

Other Income (Expense), net

The following table presents our other income (expense), net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,			Variance in			Nine Months Ended September 30,			Variance in
	2008		2007	Dollars	Percent		2008		2007	Dollars	Percent
Other income (expense), net	$(2,774)		$(998)	$(1,776)	(178%	)	$(4,184)		$312	$(4,496)	*
Percentage of net sales	(1.5%	)	0.8%				(0.8%	)	0.1%
* Not meaningful

Other expense increased by $1,776,000 to $2,774,000 for the three months ended September 30, 2008 from $998,000 in the same period in 2007. The increase in other expense is primarily due to the following factors:

•	increased interest expense of $3,450,000, as we ceased capitalizing interest associated with our plant construction program; and

•
decreased interest income of $954,000 due to construction activity over the past year; during the three months ended September 30, 2007, we had higher interest-earning restricted cash balances from remaining funds received in connection with the sale of our Series A Preferred Stock.

These items were partially offset by:

•	increased mark-to-market gains of $2,259,000 from our interest rate hedges which required that we mark-to-market our ineffective positions; and

•	increased other income of $543,000 related to sales of our business energy tax credits sold as pass through investments to interested purchasers.

Other income (expense) decreased by $4,496,000 to other expense of $4,184,000 for the nine months ended September 30, 2008 from other income of $312,000 in the same period in 2007. The decrease in other income (expense) is primarily due to the following factors:

•	increased interest expense of $5,315,000;

•	decreased interest income of $4,031,000;

•
increased mark-to-market losses of $2,292,000 from our interest rate hedges which required that we mark-to-market our ineffective positions in a declining interest rate environment; the ineffectiveness related to our interest rate swaps and primarily resulted from the suspension of construction of our Imperial Valley project in the fourth quarter of 2007; and

•
increased bank fees of $918,000 primarily related to our obtaining waivers for our construction financing debt, due to non compliance at the end of 2007 and a requirement that we pay additional bank fees to obtain such waivers during the period.

These items were partially offset by:

•	increased other income of $7,217,000 related to sales of our business energy tax credits sold as pass through investments to interested purchasers; and

•
decreased finance cost amortization of $827,000 related to our prior financing arrangements, which were replaced by our current financing arrangements, requiring accelerated amortization on the prior financing arrangements.

Noncontrolling Interest in Variable Interest Entity

The following table presents the noncontrolling interest in variable interest entity in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,			Variance in		Nine Months Ended September 30,			Variance in
	2008	2007		Dollars	Percent	2008	2007		Dollars	Percent
Noncontrolling interest in variable interest entity	$1,523	$(2,683)		$4,206	157%	$47,939	$(7,502)		$55,441	7,390%
Percentage of net sales	0.8%	(2.3%	)			8.8%	(2.3%	)

Noncontrolling interest in variable interest entity relates to the consolidated treatment of Front Range, a variable interest entity, and represents the noncontrolling interest of others in the earnings of Front Range. We consolidate the entire income statement of Front Range for the period covered. However, because we own only 42% of Front Range, we must reduce our net income or increase our net loss for the noncontrolling interest, which is the 58% ownership interest that we do not own. For the three months ended September 30, 2008, this amount increased by $4,206,000 from the same period in 2007, primarily due to decreased earnings by Front Range. For the nine months ended September 30, 2008, this amount increased by $55,441,000 from the same period in 2007, primarily due to goodwill impairment associated with amounts recorded in the original acquisition of our interests in Front Range.

Net Income (Loss)

The following table presents our net income (loss) in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,				Variance in		Nine Months Ended September 30,			Variance in
	2008		2007		Dollars	Percent	2008		2007	Dollars	Percent
Net income (loss)	$(69,167)		$(4,842)		$(64,325)	*	$(112,651)		$289	$(112,940)	*
Percentage of net sales	(37.6%	)	(4.1%	)			(20.7%	)	0.1%
* Not meaningful

Net income (loss) decreased during the three months ended September 30, 2008 as compared to the same period in 2007, primarily due to lower gross margins, as discussed above.

Net income (loss) decreased during the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to lower gross margins, goodwill impairment and a decrease in our other income, which amounts were partially offset by an increase in noncontrolling interest in variable interest entity, as discussed above.

Preferred Stock Dividends, Deemed Dividend on Preferred Stock and Income Available to Common Stockholders

The following table presents the preferred stock dividends for our Series A and B Preferred Stock, or Preferred Stock, our deemed dividend on preferred stock and our income available to common stockholders, each in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,				Variance in		Nine Months Ended September 30,				Variance in
	2008		2007		Dollars	Percent	2008		2007		Dollars	Percent
Preferred stock dividends	$(807)		$(1,050)		$(243)	23%	$(3,296)		$(3,150)		$(146)	5%
Percentage of net sales	(0.4%	)	(0.9%	)			(0.6%	)	(1.0%	)
Deemed dividend on preferred stock	$—		$—		$—	—	$(761)		$—		$(761)	*
Percentage of net sales	—%		—%				(0.1%	)	—%
Loss available to common stockholders	$(69,974)		$(5,892)		$(64,082)	*	$(116,708)		$(2,861)		$(113,847)	*
Percentage of net sales	(38.0%	)	(5.0%	)			(21.5%	)	(0.9%	)
* Not meaningful

Shares of our Series A and B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 5% and 7% per annum, respectively, of the purchase price per share of the Preferred Stock. We declared and paid cash dividends on our Series A Preferred Stock in the aggregate amount of $0 and $1,050,000, for the three months ended September 30, 2008 and 2007, respectively. We declared and paid cash dividends on our Series A Preferred Stock in the aggregate amount of $1,709,000 and $3,150,000, for the nine months ended September 30, 2008 and 2007, respectively. We declared and paid cash dividends on our Series B Preferred Stock in the aggregate amount of $807,000 and $0 for the three months ended September 30, 2008 and 2007, respectively. We declared and paid cash dividends on our Series B Preferred Stock in the aggregate amount of $1,587,000 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008, the holder of our Series A Preferred Stock converted all of its shares of Series A Preferred Stock into shares of our common stock. As a result, at September 30, 2008, there were no outstanding shares of Series A Preferred Stock.

During the nine months ended September 30, 2008, we recorded a deemed dividend on preferred stock of $761,000 in connection with our subsequent issuance of shares of Series B Preferred Stock. This non-cash dividend reflects the implied economic value to the preferred stockholder of being able to convert the shares into common stock at a price (as adjusted for the value allocated to the warrants) which was in excess of the fair value of the Series B Preferred Stock at the time of issuance. The fair value was calculated using the difference between the conversion price of the Series B Preferred Stock into shares of common stock, adjusted for the value allocated to the warrants, of $4.79 per share and the fair market value of our common stock of $5.65 on the date of issuance of the Series B Preferred Stock. The deemed dividend on preferred stock is a reconciling item and adjusts our reported net loss, together with the preferred stock dividends discussed above, to loss available to common stockholders.

Liquidity and Capital Resources

Overview

During the quarter ended September 30, 2008, we funded our operations primarily from cash on hand, revenues from operations and borrowings under our credit facilities.

During the quarter, we completed construction of our Stockton plant, resulting in proceeds from our construction loan and working capital lines of credit of $44.7 million. During the quarter we used our cash to pay construction-related payables of $35.7 million and fund operations, including initial working capital purchases for our Stockton plant. Overall, we used $5.1 million of cash from our cash on hand at the beginning of the quarter.

At the end of September, we passed the required performance testing for our Stockton plant and in October, we received final loan proceeds of an additional $24.2 million. Of this amount, $5.1 million was deposited in a restricted debt service reserve account and $3.4 million was used to pay remaining construction costs. We are entitled to use the balance of $15.7 million for working capital purposes. Upon receiving final loan proceeds, our construction loan financing converted to a term loan per the original loan documents, with quarterly principal payments starting on December 31, 2008 in the amount of 1.5% of the unpaid balance plus interest.

Current and Prospective Capital Needs

Our business has been growing rapidly. With the completion of our Stockton plant, we have now achieved our goal of 220 million gallons of annual capacity in 2008. The combined effects of increased production capacity, high commodity prices and increased volatility, has substantially increased our working capital requirements.

We have been able to partially offset these factors, as well as our operating losses, through borrowings under our working capital lines of credit and funds from the final loan proceeds on our Stockton plant. It is unlikely that we will be able to continue this practice as we have largely utilized all excess borrowing capacity under our existing credit facilities. In addition, in order to deal with constraints on our working capital we have partially curtailed production at some of our plants to less than design capacity. If our need for additional working capital is not reduced or otherwise satisfied, we may be required to further curtail production or suspend production at one or more of our plants. Extended curtailment at the plants would limit their ability to produce earnings sufficient to service their debt obligations and would likely result in payment defaults under our loan agreements.

Now that we have received the final loan proceeds upon completion of our Stockton plant, we believe that current capital resources, revenue generated from operations and other existing sources of liquidity will be adequate to fund our reduced operations through 2008. However, barring an improvement in our margins, we do not believe that cash flows from our operations or other sources of liquidity will provide adequate funds to meet our debt service obligations in 2009. Our debt service obligations in 2009 include quarterly term loan payments of approximately $9.0 million, which is owed to WestLB and our other plant construction lenders and $30.0 million in debt coming due in the first quarter of 2009 to Lyles United, LLC, one of our largest stockholders. Our failure to repay or restructure any of these obligations would result in a default on the obligation which would likely lead to a cross-default on other borrowings. Accordingly, unless margins significantly improve, we are able to obtain additional financing, we are able to restructure some of our debt obligations, or a combination of one or more of these, we may have no choice but to further curtail our production. We do not expect to have sufficient funds to repay the $30.0 million debt in the first quarter of 2009. We are currently attempting to restructure the terms of our debt service obligations and our $30.0 million debt but we cannot assure you that we will be able to successfully restructure the payment or other terms of these obligations.

Even if we are able to meet or restructure our debt service obligations, we may still have significant working capital deficiencies through 2009. To address this, we are seeking new sources of financing. We cannot, however, assure you that we will be able to obtain additional financing, especially in the current market environment in which financing by banks or others is difficult to obtain or may only be available on disadvantageous terms.

With the completion of our Stockton plant, we have achieved our long-standing goal of 220 million gallons of annual production capacity in 2008. Another long-standing goal has been to achieve 420 million gallons of annual production capacity in 2010. We will continue to assess our alternatives and may seek to reach this goal through a variety of means, including the construction or acquisition of additional ethanol plants, either of which would require substantial additional financing.

Our failure to raise sufficient capital when needed may have a material adverse effect on our results of operations, liquidity and cash flows and may restrict our growth and hinder our ability to compete. Our failure to raise sufficient capital when needed may also result in our inability to fund our operations. If commodity prices increase, if ethanol production margins deteriorate further from current levels, if we are unable to successfully hedge our margins against commodity price fluctuations, if we reduce or cease individual plant operations, if our capital requirements or cash flows otherwise vary materially and adversely from our current projections, or if other adverse unforeseen circumstances occur, then our working capital and current and future expected capital resources and other sources of liquidity may be inadequate to meet our capital expenditure requirements or fund our operations, or both.

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

	As of
	September 30, 2008	December 31, 2007	Variance
Current assets	$106,009	$82,193	29.0%
Current liabilities	$129,586	$120,079	7.9%
Property and equipment, net	$537,833	$468,704	14.7%
Notes payable, net of current portion	$234,537	$151,188	55.1%
Working capital	$(23,577)	$(37,886)	37.8%
Working capital ratio	0.82	0.68	20.6%

Change in Working Capital and Cash Flows

Working capital deficit decreased to $23,577,000 at September 30, 2008 from $37,886,000 at December 31, 2007 as a result of an increase in current assets of $23,816,000, which was partially offset by an increase in current liabilities of $9,507,000.

Current assets increased primarily due to an increase in inventories and restricted cash. Inventories increased $14,739,000, primarily due to our Magic Valley and Stockton plants beginning operations in the second and third quarters, respectively. Restricted cash increased $11,372,000, primarily due to funding certain reserve accounts required under our debt facility and hedging reserve balance requirements.

Current liabilities increased primarily due to an increase in current portion – notes payable, and were partially offset by decreases in construction-related payables. Current portion – notes payable increased $35,309,000, primarily due to borrowings in an aggregate amount of $30,000,000 due in the first quarter of 2009 and increased borrowings under our plant construction financing arrangements. Construction-related accounts payable and accrued liabilities decreased $20,895,000 as we pay down our construction payables near the end of construction activities.

The decrease in working capital was primarily due to increased short- and long-term financing, which increased the current portion of our debt. Although cash and investments remained relatively flat, we obtained $72,316,000 in proceeds from both common and preferred stock offerings to further fund operations and plant construction.

Cash used in our operating activities of $38,420,000 resulted primarily from a net loss of $112,651,000, noncontrolling interests of $47,939,000, an increase in inventories of $20,347,000, a decrease in accounts payable and accrued expenses of $6,153,000, an inventory valuation of $5,608,000, an increase in prepaid expenses and other assets of $4,631,000, an increase in restricted cash of $3,296,000 and an increase in accounts receivable of $3,108,000, which were partially offset by goodwill impairment of $87,047,000, impairment of asset group of $40,900,000, depreciation and amortization of intangible assets of $18,063,000 and derivative losses of $4,268,000.

Cash used in our investing activities of $135,304,000 resulted from purchases of additional property and equipment of $139,335,000, an increase in restricted cash of designated for construction projects of $8,076,000, which was partially offset by proceeds from sales of marketable securities of $11,901,000.

Cash provided by our financing activities of $181,996,000 resulted primarily from proceeds from debt financing and lines of credit of $126,609,000, net proceeds from our Series B Preferred Stock issuances of $45,469,000, net proceeds from our common stock issuances of $26,847,000, which were partially offset by principal payments on borrowings of $12,487,000 and preferred stock dividends paid of $2,489,000.

Changes in Other Assets and Liabilities

Goodwill decreased to $0 at September 30, 2008 from $88,168,000 at December 31, 2007 as a result of an adjustment to our purchase price of our interests in Front Range of $1,121,000 and our impairment charge from our annual impairment test of $87,047,000.

Property and equipment, net, increased to $537,833,000 at September 30, 2008 from $468,704,000 at December 31, 2007 as a result of the construction of our ethanol production facilities, which was partially offset by an impairment charge of $40,900,000.

Notes payable, net of current portion, increased to $234,537,000 at September 30, 2008 from $151,188,000 at December 31, 2007 primarily as a result of loan proceeds used for construction activities at our ethanol plants under construction.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended September 30, 2008 and 2007.

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

For the three months ended September 30, 2008 and 2007, gains from ineffectiveness in the amount of $0 and $2,381,000, respectively, were recorded in cost of goods sold and effective losses in the amount of $0 and $898,000, respectively, were recorded in cost of goods sold. For the nine months ended September 30, 2008 and 2007, a loss from ineffectiveness in the amount of $1,033,000 and a gain of $3,894,000, respectively, were recorded in cost of goods sold and effective gains in the amount of $5,277,000 and effective losses of $2,008,000, respectively, were recorded in cost of goods sold. The notional balances remaining on these derivatives as of September 30, 2008 and December 31, 2007 were $0 and $2,427,000, respectively.

Commodity Risk – Non-Designated Derivatives

As part of our risk management strategy, we use forward contracts on corn, crude oil, natural gas and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant, natural gas and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold.

For the three months ended September 30, 2008 and 2007, we recognized net losses of $1,681,000 and $3,092,000 as the change in the fair value of these contracts, respectively. Included in the net losses for the three months ended September 30, 2008 were net gains of $987,000 related to settled non-designated hedges. For the nine months ended September 30, 2008 and 2007, we recognized losses of $4,614,000 and $6,339,000 as the change in the fair value of these contracts, respectively. Included in the net losses for the nine months ended September 30, 2008 is $114,000 related to settled non-designated hedges. The notional balances remaining on these contracts as of September 30, 2008 and December 31, 2007 were $22,863,000 and $29,999,000, respectively.

Interest Rate Risk

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives we purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $19,655,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $63,219,000 is 5.01%-8.16% per annum. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended September 30, 2008 and 2007, losses from effectiveness in the amount of $26,000 and $19,000, gains from ineffectiveness in the amount of $723,000 and losses from ineffectiveness of $1,528,000, and losses from undesignated hedges in the amount of $38,000 and $0 were recorded in other income (expense), respectively. For the nine months ended September 30, 2008 and 2007, losses from effectiveness in the amount of $77,000 and $125,000, gains from ineffectiveness in the amount of $905,000 and losses from ineffectiveness of $896,000, and losses from undesignated hedges in the amount of $4,187,000 and $0 were recorded in other income (expense), respectively. The losses for the nine months ended September 30, 2008 resulted primarily from our suspension of construction of our Imperial Valley project.

We marked all of our derivative instruments to fair value at each period end, except for those derivative contracts which qualified for the normal purchase and sale exemption pursuant to SFAS No. 133. According to our designation of the derivative, changes in the fair value of derivatives are reflected in other income, net or accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) relative to derivatives was as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2008	$(455)	$(1,928)
Net changes	—	2,476
Amount reclassified to cost of goods sold	455	—
Amount reclassified to other income (expense)	—	(77)
Ending balance, September 30, 2008	$—	$471
—————
*Calculated on a pretax basis

The estimated fir values of our derivatives, representing net assets (liabilities) were as follows (in thousands):

	September 30, 2008	December 31, 2007

Commodity futures	$(2,017)	$(1,649)
Interest rate swaps/caps	(8,138)	(7,091)
Total	$(10,155)	$(8,740)

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

In our Annual Report, management identified two material weaknesses in our internal control over financial reporting. During the quarter ended March 31, 2008, we implemented a variety of changes to our internal control over financial reporting intended to remediate these material weaknesses. We have tested our updated controls as of September 30, 2008 and believe that our internal control over financial reporting is now effective.

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

On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC, and Pacific Ethanol Madera, LLC. The suit alleges breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations.

All of the defendants have moved to dismiss the Virginia Federal Court Case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moving to stay the Virginia Federal Court Case pending arbitration. The complaint seeks specified contract damages of $6,500,000, along with other unspecified damages. These motions are now pending before the Court. We intend to vigorously defend against Delta-T Corporation’s claims.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report and the additional risk factor below, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Barring a significant improvement in our margins, we do not believe that cash flows from our operations or other sources of liquidity will provide adequate funds to meet our debt service obligations in 2009, which may result in a further curtailment of production, a default on our obligations, or both.

Our debt service obligations in 2009 include quarterly term loan payments of approximately $9.0 million to WestLB and our other plant construction lenders and $30.0 million in debt coming due in the first quarter of 2009 to Lyles United, LLC, one of our largest stockholders. Barring a significant improvement in our margins, we do not believe that cash flows from our operations or other sources of liquidity will provide adequate funds to meet our debt service obligations in 2009. We are seeking new sources of financing and attempting to restructure the terms of our debt service obligations, but we cannot assure you that we will be able to obtain any additional financing, especially in the current market environment in which financing by banks or others is difficult to obtain or may only be available on disadvantageous terms, or that we will be able to restructure the terms of our debt service obligations. Our failure to repay or restructure any of these obligations would result in a default on the obligation which would likely lead to a cross-default on other borrowings. Accordingly, unless our margins significantly improve, we are able to obtain additional financing, we are able to restructure certain of our debt obligations, or we are able accomplish some combination of these steps, we may have no choice but to further curtail our production. In addition, even if we are able to satisfy or restructure our debt service obligations, we may still have significant working capital deficiencies through 2009.

The crisis in the financial markets, considerable volatility in the commodities markets and sustained weakening of the economy could further significantly impact our business and financial condition and may limit our ability to raise additional capital.

As widely reported, financial markets in the United States and the rest of the world are experiencing extreme disruption, including, among other things, extreme volatility in securities and commodities prices, as well as severely diminished liquidity and credit availability. As a result, our ability to access the capital markets and raise funds required for our operations may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. Current economic and market conditions, and particularly, the significant decline in the price of crude oil, could also result in reduced demand for our products. We are not able to predict the duration or severity of the current disruption in financial markets, fluctuations in the price of crude oil or other adverse economic conditions in the United States. However, if economic conditions continue to worsen, it is likely that these factors would have an adverse effect on our results of operations and future prospects.

Our common stock may be involuntarily delisted from trading on NASDAQ if we fail to maintain a minimum closing bid price of $1.00 per share for any consecutive 30 trading day period. A notification of delisting or a delisting of our common stock would reduce the liquidity of our common stock and inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

NASDAQ’s quantitative listing standards require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. However, NASDAQ has recently suspended its minimum closing bid price threshold through January 16, 2009. If, upon reinstatement of the minimum closing bid price threshold, we fail to satisfy this threshold for any consecutive 30 trading day period, our common stock may be involuntarily delisted from trading on NASDAQ once the applicable grace period expires. Our stock price has recently fluctuated below and slightly above $1.00 per share. Given the increased market volatility arising in part from economic turmoil resulting from the ongoing credit crisis, as well as a challenging environment in the biofuels industry, the closing bid price of our common stock could drop and remain below $1.00 per share for a consecutive 30 trading day period. A notification of delisting or delisting of our common stock would reduce the liquidity of our common stock and inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Dividends

For the three months ended September 30, 2008 and 2007, we declared an aggregate of $807,000 and $1,050,000 in dividends on our Preferred Stock, respectively. For the nine months ended September 30, 2008 and 2007, we declared an aggregate of $3,296,000 and $3,150,000 in dividends on our Preferred Stock, respectively. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1
Loan and Security Agreement dated July 28, 2008 by and among Kinergy Marketing LLC, the parties thereto from time to time as Lenders, Wachovia Capital Finance Corporation (Western) and Wachovia Bank, National Association (**)

10.2	Guarantee dated July 28, 2008 by and between Pacific Ethanol, Inc. in favor of Wachovia Capital Finance Corporation (Western) for and on behalf of Lenders (**)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
____________________
(*)	Filed herewith.
(**)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for May 13, 2008 filed with the Securities and Exchange Commission on July 31, 2008 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: November 17, 2008	By: /s/ JOSEPH W. HANSEN
Joseph W. Hansen Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002