Form 10-K
period 2008-12-31
Pacific Ethanol, Inc.
filed 2009-03-31
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21467

PACIFIC ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2170618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $95.9 million as of June 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 26, 2009 was 57,750,319.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference certain information from the registrant’s proxy statement (the “Proxy Statement”) for the 2009 Annual Meeting of Stockholders to be filed on or before April 30, 2009.

TABLE OF CONTENTS

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our ability to restructure our indebtedness; our ability to continue as a going concern; our accounting estimates, assumptions and judgments; our success in pending litigation; the demand for ethanol and its co-products; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

Item 1.	Business.

Recent Developments

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of ethanol industry conditions that have negatively affected our business, we do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We have suspended operations at three of our four ethanol production facilities due to market conditions and in an effort to conserve capital. We have also taken and expect to take additional steps to preserve liquidity. However, despite any additional cost-saving steps we may take, we believe that we have sufficient working capital to continue operations only until approximately April 30, 2009 at the latest unless we successfully restructure our debt, experience a significant improvement in margins and obtain other sources of liquidity.

We are in default under our construction-related term loans in the aggregate amount of approximately $230 million and under Kinergy’s revolving line of credit as well as $31.5 million in notes payable to another lender. In February 2009, we entered into forbearance agreements with each of the lenders, which were amended in March 2009, under which the lenders agreed to forbear from exercising their rights until April 30, 2009 absent further defaults. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code. See “Risk Factors” and “Managements Discussions and Analysis of Financial Condition and Results of Operations.”

Business Overview

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

According to the United States Department of Energy, or DOE, total annual gasoline consumption in the United States is approximately 140 billion gallons. Total annual ethanol consumption represented less than 7% of this amount in 2008. We believe that the domestic ethanol industry has substantial potential for growth to initially reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol annually and thereafter up to 36 billion gallons of ethanol annually under the new national Renewable Fuel Standards, or RFS, by 2022. See “—Governmental Regulation.”

In September 2008, we completed construction of our fourth ethanol facility. Our four ethanol facilities, which produce ethanol and its co-products, are as follows:

			Estimated Annual
		Date Operations	Production Capacity
Facility Name	Facility Location	Began	(gallons)
Stockton	Stockton, CA	September 2008	60,000,000
Magic Valley	Burley, ID	April 2008	60,000,000
Columbia	Boardman, OR	September 2007	40,000,000
Madera	Madera, CA	October 2006	40,000,000

In addition, we own a 42% interest in Front Range Energy, LLC, or Front Range, which owns a facility located in Windsor, Colorado, with annual production capacity of up to 50 million gallons. We also intend to either construct or acquire additional production facilities as financial resources and business prospects make the construction or acquisition of these facilities advisable. See “—Production Facilities.”

The ethanol industry has experienced significant adverse conditions over the course of the last 12 months, including prolonged negative operating margins. We, too, have experienced these adverse conditions as well as severe working capital and liquidity shortages, and in response to such conditions, we have reduced production significantly until market conditions resume to acceptable levels and working capital becomes available. We first reduced production in December 2008 and continued to reduce production through the first quarter of 2009. Currently, we have ceased production at our Madera, Magic Valley and Stockton facilities. We continue to operate our Columbia and Front Range facilities. We continue to assess market conditions and when appropriate, provided we have adequate available working capital, we plan to bring these facilities back to operation.

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

Company History

We are a Delaware corporation formed in February 2005. In March 2005, we completed a transaction, or Share Exchange Transaction, with the shareholders of Pacific Ethanol, Inc., a California corporation, or PEI California, and the holders of the membership interests of each of Kinergy, LLC, or Kinergy, and ReEnergy, LLC, or ReEnergy. Upon completion of the Share Exchange Transaction, we acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the Share Exchange Transaction, our predecessor, Accessity Corp., a New York corporation, or Accessity, reincorporated in the State of Delaware under the name Pacific Ethanol, Inc.

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

Competitive Strengths

We believe that our competitive strengths include the following:

● Our customer and supplier relationships. We have developed extensive business relationships with our customers and suppliers. In particular, we have developed extensive business relationships with major and independent un-branded gasoline suppliers who collectively control the majority of all gasoline sales in California and other Western states. In addition, we have developed extensive business relationships with ethanol and grain suppliers throughout the Western and Midwestern United States.

● Our ethanol distribution network. We believe that we have a competitive advantage due to our experience in marketing to the segment of customers in major metropolitan and rural markets in the Western United States. We have developed an ethanol distribution network for delivery of ethanol by truck to virtually every significant fuel terminal as well as to numerous smaller fuel terminals throughout California and other Western states. Fuel terminals have limited storage capacity and we have been successful in securing storage tanks at many of the terminals we service. In addition, we have an extensive network of third-party delivery trucks available to deliver ethanol throughout the Western United States.

● Our strategic locations. We believe that our focus on developing and acquiring ethanol production facilities in markets where local characteristics create the opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities provides us with competitive advantages, including transportation cost, delivery timing and logistical advantages as well as higher margins associated with the local sale of WDG and other co-products.

● Our modern technologies. Our existing production facilities use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies in order to achieve lower operating costs and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels.

● Our experienced management. Neil M. Koehler, our President and Chief Executive Officer, has over 20 years of experience in the ethanol production, sales and marketing industry. Mr. Koehler is a Director of the California Renewable Fuels Partnership, a Director of the Renewable Fuels Association, or RFA, and is a frequent speaker on the issue of renewable fuels and ethanol marketing and production. In addition to Mr. Koehler, we have seasoned managers with many years of experience in the ethanol, fuel, energy and feed industries, leading our various departments. We believe that the experience of our management over the past two decades and our ethanol marketing operations have enabled us to establish valuable relationships in the ethanol industry and understand the business of marketing and producing ethanol.

We believe that these advantages will allow us to capture an increasing share of the total market for ethanol and its co-products.

Business and Growth Strategy

Our primary goal is to be the leading marketer and producer of low carbon renewable fuels in the Western United States. Key elements of our business and growth strategy to achieve this objective include:

● Expand ethanol marketing revenues, ethanol markets and distribution infrastructure. We plan to increase our ethanol marketing revenues by expanding our relationships with third-party ethanol producers to market higher volumes of ethanol throughout the Western United States when market conditions are favorable. In addition, we plan to expand relationships with animal feed distributors and dairy operators to build local markets for WDG. We also plan to expand the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and ultimately as a primary transportation fuel. In addition, we plan to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

● Additional production capacity to meet expected future demand for ethanol. We have completed our development efforts in 2008 by building additional ethanol production facilities to meet the current and expected future demand for ethanol. This development provides us with annual production capacity of 220 million gallons, achieving our goal we set in 2005. We are also exploring opportunities to add production capacity through strategic acquisitions of existing or pending ethanol production facilities that meet our cost and location criteria.

● Focus on cost efficiencies. We plan to develop or acquire ethanol production facilities in markets where local characteristics create the opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities. We believe a combination of factors will enable us to achieve this cost advantage, including:

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

In addition to these location-related efficiencies, we have incorporate advanced design elements into our new production facilities to take advantage of state-of-the-art technical and operational efficiencies.

● Explore new technologies and renewable fuels. We are evaluating a number of technologies that may increase the efficiency of our ethanol production facilities and reduce our use of carbon-based fuels. In addition, we are exploring the feasibility of using different and potentially abundant and cost-effective feedstocks, such as cellulosic plant biomass, to supplement corn as the basic raw material used in the production of ethanol. On January 29, 2008, the DOE awarded us $24.3 million in matching funds to build the first cellulosic ethanol demonstration plant in the Northwest United States.

● Employ risk mitigation strategies. As sufficient working capital is available, we seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price contracts with our suppliers, as well as, entering into derivative instruments to fix or establish a range of corn and natural gas prices. To mitigate ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks associated with index-price contracts by selling exchange-traded unleaded gasoline futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins.

● Evaluate and pursue acquisition opportunities. We intend to evaluate and pursue opportunities to acquire additional ethanol production, storage and distribution facilities and related infrastructure as financial resources and business prospects make the acquisition of these facilities advisable. In addition, we may also seek to acquire facility sites under development.

Industry Overview and Market Opportunity

Overview of Ethanol Market

The primary applications for fuel-grade ethanol in the United States include:

● Octane enhancer. On average, regular unleaded gasoline has an octane rating of 87 and premium unleaded has an octane rating of 91. In contrast, pure ethanol has an average octane rating of 113. Adding ethanol to gasoline enables refiners to produce greater quantities of lower octane blend stock with an octane rating of less than 87 before blending. In addition, ethanol is commonly added to finished regular grade gasoline as a means of producing higher octane mid-grade and premium gasoline.

● Renewable fuels. Ethanol is blended with gasoline in order to enable gasoline refiners to comply with a variety of governmental programs, in particular, the national RFS designed to promote alternatives to fossil fuels. See “—Governmental Regulation.”

● Fuel blending. In addition to its performance and environmental benefits, ethanol is used to extend fuel supplies. As the need for automotive fuel in the United States increases and the dependence on foreign crude oil and refined products grows, the United States is increasingly seeking domestic sources of fuel. Much of the ethanol blending throughout the United States is done for the purpose of extending the volume of fuel sold at the gasoline pump. Furthermore, conditions in Brazil, where ethanol accounts for 40% of the gasoline market and is sold in blends with gasoline ranging from 25% to 100%, suggest that ethanol could capture a much greater portion of the United States market in the future.

The ethanol fuel industry is greatly dependent upon tax policies and environmental regulations that favor the use of ethanol in motor fuel blends in the United States. See “—Governmental Regulation.” Ethanol blends have been either wholly or partially exempt from the federal excise tax on gasoline since 1978. The current federal excise tax on gasoline is $0.184 per gallon and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.45 per gallon tax credit for each gallon of ethanol used in the mixture. Federal law also requires the sale of oxygenated fuels in certain carbon monoxide non-attainment Metropolitan Statistical Areas, or MSAs, during at least four winter months, typically November through February.

In addition, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The new national RFS significantly increases the mandated use of renewable fuels to 11.1 billion gallons in 2009 and 13.0 billion gallons in 2010, and rises incrementally and peaks at 36.0 billion gallons by 2022. The new national RFS mandates include renewable fuel increases, with corn-based or “conventional” ethanol to 10.5 billion gallons in 2009 and 12.0 billion gallons in 2010, reaching a peak of 15.0 billion gallons by 2015. Beginning in 2016, increases in the new national RFS targets must be met with advanced biofuels, defined as cellulosic ethanol and other biofuels derived from feedstock other than corn starch. We believe that these increases will bolster demand for ethanol.

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

According to the RFA, the domestic ethanol industry produced approximately 9.2 billion gallons of ethanol in 2008, an increase of approximately 42% from the approximately 6.5 billion gallons of ethanol produced in 2007. We believe that the ethanol market in California alone consumed approximately 1.1 billion gallons in 2008, representing approximately 12% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol is not shipped in these pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks.

We believe that approximately 90% of the ethanol produced in the United States is made in the Midwest from corn. According to the DOE, ethanol is typically blended at 5.7% to 10% by volume, but is also blended at up to 85% by volume for vehicles designed to operate on 85% ethanol. Compared to gasoline, ethanol is generally considered to be cleaner burning and contains higher octane. We anticipate that the increasing demand for transportation fuels coupled with limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions through the use of renewable fuels will generate additional growth in the demand for ethanol in the Western United States.

Ethanol prices, net of tax incentives offered by the federal government, are generally positively correlated to fluctuations in gasoline prices. In addition, we believe that ethanol prices in the Western United States are typically $0.15 to $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities.

According to the DOE, total annual gasoline consumption in the United States is approximately 140 billion gallons and total annual ethanol consumption represented less than 7% of this amount in 2008. We believe that the domestic ethanol industry has substantial potential for growth to initially reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol annually and thereafter up to 36 billion gallons of ethanol annually required under the new national RFS by 2022.

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

Overview of Distillers Grains Market

According to the National Corn Growers Association, approximately 15 million tons of dried distillers grains were produced during the 2007 and 2008 crop year and fed to livestock. Last year, an estimated 720 million bushels of corn from feed rations was displaced with these distillers grains, allowing the corn to be used in other markets.

In the United States, most distillers grains are produced in the Midwest, where producers dry the grains before shipping. Successful and profitable delivery of DDGS from the Midwest faces a number of challenges, including product inconsistency, handling difficulty and lower feed values. By not drying the distillers grains and by shipping WDG locally, we believe that we will be able to preserve the feed integrity of these grains.

Historically, the market price for distillers grains has been stable in comparison to the market price for ethanol. We believe that the market price of DDGS is determined by a number of factors, including the market value of corn, soybean meal and other competitive ingredients, the performance or value of DDGS in a particular feed formulation and general market forces of supply and demand. We also believe that nationwide, the market price of distillers grains historically has been influenced by producers of distilled spirits and more recently by the large corn dry-millers that operate fuel ethanol facilities. The market price of distillers grains is also often influenced by nutritional models that calculate the feed value of distillers grains by nutritional content.

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

During 2008, 2007 and 2006, we produced or purchased from third parties and resold an aggregate of approximately 272 million, 191 million and 102 million gallons of fuel-grade ethanol to approximately 66 customers, 61 customers and 60 customers, respectively. Sales to our two largest customers in 2008 and in 2007 represented approximately 32% of our net sales for each of those years. Sales to our two largest customers in 2006 represented approximately 25% of our net sales. Customers who accounted for 10% or more of our net sales in 2008 and 2007 were Chevron Products USA and Valero Marketing. Customers who accounted for 10% or more of our net sales in 2006 were New West Petroleum and Chevron Products USA. Sales to each of our other customers represented less than 10% of our net sales in each of 2008, 2007 and 2006.

Most of the major metropolitan areas in the Western United States have fuel terminals served by rail, but other major metropolitan areas and more remote smaller cities and rural areas do not. We believe that we have a competitive advantage due to our experience in marketing to the segment of customers in major metropolitan and rural markets in the Western United States. We manage the complicated logistics of shipping ethanol purchased from third-parties from the Midwest by rail to intermediate storage locations throughout the Western United States and trucking the ethanol from these storage locations to blending racks where the ethanol is blended with gasoline. We believe that by establishing an efficient service for truck deliveries to these more remote locations, we have differentiated ourselves from our competitors. In addition, by producing ethanol in the Western United States, we believe that we will benefit from our ability to increase spot sales of ethanol from this additional supply following ethanol price spikes caused from time to time by rail delays in delivering ethanol from the Midwest to the Western United States. In addition to producing ethanol, we produce ethanol co-products such as WDG. We endeavor to position WDG as the protein feed of choice for cattle based on its nutritional composition, consistency of quality and delivery, ease of handling and its mixing ability with other feed ingredients. We expect to be one of the few WDG producers with production facilities located in the Western United States and we primarily sell our WDG to dairy farmers in close proximity to our ethanol production facilities.

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

During 2008, 2007 and 2006, we purchased fuel-grade ethanol and corn, the largest component in producing ethanol, from our suppliers. Purchases from our two largest suppliers in 2008 represented approximately 49% of our total ethanol and corn purchases. Purchases from our three largest ethanol and corn suppliers in 2007 represented approximately 47% of our total ethanol and corn purchases. Purchases from our three largest ethanol suppliers in 2006 represented approximately 50% of our total ethanol and corn purchases. Purchases from each of our other suppliers represented less than 10% of total ethanol and corn purchases in 2008, 2007 and 2006.

Our ethanol production operations are dependent upon various raw materials suppliers, including suppliers of corn, natural gas, electricity and water. The cost of corn is the most important variable cost associated with the production of ethanol. An ethanol plant must be able to efficiently ship corn from the Midwest via rail and cheaply and reliably truck ethanol to local markets. We believe that our existing grain receiving facilities at our ethanol facilities are some of the most efficient grain receiving facilities in the United States. We source corn using standard contracts, such as spot purchases, forward purchases and basis contracts. When we have the resources to do so, we seek to limit our exposure to raw material price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and other raw materials futures contracts. In addition, to help protect against supply disruptions, we may maintain inventories of corn at each of our facilities.

Production Facilities

The table below provides an overview of our ethanol production facilities.
	Madera Facility	Front Range Facility(1)	Columbia Facility	Magic Valley Facility	Stockton Facility
Location	Madera, CA	Windsor, CO	Boardman, OR	Burley, ID	Stockton, CA
Quarter/Year operations began	4th Qtr., 2006	2nd Qtr., 2006	3rd Qtr., 2007	2nd Qtr., 2008	3rd Qtr., 2008
Annual design basis ethanol production capacity (in millions of gallons)	35	40	35	50	50
Approximate maximum annual ethanol production capacity (in millions of gallons)	40	50	40	60	60
Ownership	100%	42%	100%	100%	100%
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas	Natural Gas
Estimated annual WDG production capacity (in thousands of tons)	293	335	293	418	418
———————
(1)   We own 42% of Front Range, the entity that owns the facility located in Windsor, Colorado.

The ethanol industry has experienced significant adverse conditions over the course of the last 12 months, including prolonged negative operating margins. We, too, have experienced these adverse conditions as well as severe working capital and liquidity shortages, and in response to such conditions, we have reduced production significantly until market conditions resume to acceptable levels and working capital becomes available. We first reduced production in December 2008 and continued to reduce production through the first quarter of 2009. Currently, we have ceased production at our Madera, Magic Valley and Stockton facilities.  We continue to operate our Columbia and Front Range facilities. We continue to assess market conditions and when appropriate, provided we have adequate available working capital, we plan to bring these facilities back to operation.

Site Location Criteria

Our site location criteria encompass many factors, including proximity of fuel blending facilities and major rail lines, good road access, water and utility availability and adequate space for equipment and truck movement. One of our primary business and growth strategies is to develop or acquire ethanol production facilities in markets where local characteristics create the opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities. Therefore, it is critical that our production sites are located near fuel blending facilities in the Western United States because many of our competitors ship ethanol over long distances from the Midwest. Also, close proximity to major rail lines to receive corn shipments from Midwest producers is critical.

Marketing Arrangements

We have exclusive agreements with third-party ethanol producers, including Calgren Renewable Fuels, LLC and Front Range, the latter of which we are a minority owner, to market and sell their entire ethanol production volumes. Calgren Renewable Fuels, LLC owns and operates an ethanol production facility in Pixley, California with annual production capacity of 55 million gallons. Front Range owns and operates an ethanol production facility in Windsor, Colorado with annual production capacity of 50 million gallons. We also have an exclusive agreement to market and sell WDG produced at the facility owned by Front Range. We intend to evaluate and pursue opportunities to enter into marketing arrangements with other ethanol producers as business prospects make these marketing arrangements advisable.

Competition

We operate in the highly competitive ethanol marketing and production industry. The largest ethanol producer in the United States is ADM, with wet and dry mill plants in the Midwest and a total production capacity of about 1.25 billion gallons per year, or approximately 14% of total United States ethanol production in 2008. According to the RFA, there are approximately 170 ethanol facilities currently operating with a combined annual production capacity of approximately 10.6 billion gallons. In addition, we believe that approximately five new ethanol facilities or expansions of existing facilities are currently under construction with an estimated combined future annual production capacity of approximately 1.0 billion gallons.

We believe that many smaller ethanol facilities rely on marketing groups such as POET Ethanol Products, Aventine Renewable Energy, Inc., Eco Energy and Renewable Products Marketing Group LLC to move their product to market. We believe that, because ethanol is a commodity, many of the Midwest ethanol producers can target the Western United States, though ethanol producers further west in states such as Nebraska and Kansas often enjoy delivery cost advantages.

In the second half of 2008 and into the first quarter of 2009, we and our competitors have reduced production and/or experienced significant working capital deficits. Some of our competitors have filed for protection under the United States Bankruptcy Code. As a result, our competition may change in the near term by either further declining production or entrance by others in the marketplace, for example, through purchases of facilities through liquidation. These competitors may even be some of our current customers.

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

Our strategic focus on particular geographic locations designed to exploit cost efficiencies may nevertheless result in higher than expected costs as a result of more expensive raw materials and related shipping costs, such as corn, which generally must be transported from the Midwest. If the costs of producing and shipping ethanol and its co-products over short distances are not advantageous relative to the costs of obtaining raw materials from the Midwest, then the planned benefits of our strategic locations may not be realized.

Governmental Regulation

Our business is subject to extensive and frequently changing federal, state and local laws and regulations relating to the protection of the environment. These laws, their underlying regulatory requirements and their enforcement, some of which are described below, impact, or may impact, our existing and proposed business operations by imposing:

●	restrictions on our existing and proposed business operations and/or the need to install enhanced or additional controls;
●	the need to obtain and comply with permits and authorizations;
●
liability for exceeding applicable permit limits or legal requirements, in certain cases for the remediation of contaminated soil and groundwater at our facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and

●	specifications for the ethanol we market and produce.

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

Federal Excise Tax Exemption

Ethanol blends have been either wholly or partially exempt from the federal excise tax on gasoline since 1978. The exemption has ranged from $0.04 to $0.06 per gallon of gasoline during that 25-year period. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.45 per gallon tax credit for each gallon of ethanol used in the mixture. The federal excise tax exemption was revised and its expiration date was extended for the sixth time since its inception as part of the American Jobs Creation Act of 2004. The new expiration date of the federal excise tax exemption is December 31, 2010. We believe that it is highly likely that this tax incentive will be extended beyond 2010 if Congress deems it necessary for the continued growth and prosperity of the ethanol industry.

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

Reformulated Gasoline Program

The Clean Air Act Amendments of 1990 established special standards effective January 1, 1995 for the most polluted ozone non-attainment areas: Los Angeles Area, Baltimore, Chicago Area, Houston Area, Milwaukee Area, New York City Area, Hartford, Philadelphia Area and San Diego, with provisions to add other areas in the future if conditions warrant. California’s San Joaquin Valley, the location of both of our Madera and Stockton facilities, was added in 2002. At the outset of the RFG program there were a total of 96 MSAs not in compliance with clean air standards for ozone, which represents approximately 60% of the national market.

The RFG program also includes a provision that allows individual states to “opt into” the federal program by request of the governor, to adopt standards promulgated by California that are stricter than federal standards, or to offer alternative programs designed to reduce ozone levels. Nearly the entire Northeast and middle Atlantic areas from Washington, D.C. to Boston not under the federal mandate have “opted into” the federal standards.

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

National Energy Legislation

In addition, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The new national RFS significantly increases the mandated use of renewable fuels to 11.1 billion gallons in 2009 and 13.0 billion gallons in 2010, and rises incrementally and peaks at 36.0 billion gallons by 2022. The new national RFS mandates include renewable fuel increases, with corn-based or “conventional” ethanol to 10.5 billion gallons in 2009 and 12.0 billion gallons in 2010, reaching a peak of 15.0 billion gallons by 2015. Beginning in 2016, increases in the new national RFS targets must be met with advanced biofuels, defined as cellulosic ethanol and other biofuels derived from feedstock other than corn starch.

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

Additional Environmental Regulations

In addition to the governmental regulations applicable to the ethanol marketing and production industries described above, our business is subject to additional federal, state and local environmental regulations, including regulations established by the EPA, the Regional Water Quality Control Board, the San Joaquin Valley Air Pollution Control District and the California Air Resources Board. We cannot predict the manner or extent to which these regulations will harm or help our business or the ethanol production and marketing industry in general.

Employees

As of March 26, 2009, we employed approximately 150 persons on a full-time basis, including through our subsidiaries. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees who are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 1A.	Risk Factors.

Risks Related to our Business

There is substantial doubt as to our ability to continue as a going concern. We need additional financing or capital which may be unavailable or costly.

As a result of ethanol industry conditions that have negatively affected our business, we do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only until approximately April 30, 2009 at the latest unless we successfully restructure our debt, experience a significant improvement in margins and obtain other sources of liquidity. In addition, although various secured creditors are presently forbearing through April 30, 2009 under outstanding forbearance agreements from exercising their rights, once those forbearance periods expire or in the event of additional defaults, we will be in default to those secured creditors who collectively hold security interests in substantially all of our assets. As a result, our 2008 financial statements include an explanatory paragraph by our independent registered public accounting firm describing the substantial doubt as to our ability to continue as a going concern.

As of March 26, 2009, we owed approximately $246.5 million in term loans and lines of credit associated with the construction and operation of our ethanol plants and approximately $5.3 million under our revolving credit facility. As of that date, we had only $4.0 million in cash and $4.7 million of additional borrowing availability under our revolving credit facility. As we continue to reduce the number of gallons of ethanol we sell and hold in inventory, working capital available to support borrowings under our revolving credit facility will reduce proportionately.

We do not expect to have sufficient liquidity to meet anticipated working capital, debt service and other liquidity needs beyond April 30, 2009 at the latest unless we successfully restructure our debt, experience a significant improvement in margins and obtain other sources of liquidity. Based on the current spread between corn and ethanol prices, the industry is operating at or near break-even cash margins. The current spread between ethanol and corn prices cannot support the long-term viability of the U.S. ethanol industry in general or us in particular.

Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code.

If we seek protection under the U.S. Bankruptcy Code, all of our outstanding shares of capital stock could be cancelled and holders of our capital stock may not be entitled to any payment in respect of their shares.

If we seek protection under the U.S. Bankruptcy Code it is possible that all of our outstanding shares of capital stock could be cancelled and holders of capital stock may not be entitled to any payment in respect of their shares. It is also possible that our obligations to our creditors may be satisfied by the issuance of shares of capital stock in satisfaction of their claims. The value of any capital stock so issued may be less than the face value of our obligations to those creditors, and the price of any such capital stock may be volatile. In addition, in the event of a bankruptcy filing, our common stock will be suspended from trading on and delisted from NASDAQ. Accordingly, trading in our common stock may be limited, and our stockholders may not be able to resell their securities for their purchase price or at all.

We are seeking additional financing and may be unable to obtain this financing on a timely basis, in sufficient amounts, on terms acceptable to us or at all. Any financing we are able to obtain may be available only on burdensome terms that may cause significant dilution to our stockholders and impose onerous financial restrictions on our business.

We are seeking substantial additional financing. Deteriorating global economic and debt and equity market conditions may cause prolonged declines in lender and investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts, on terms acceptable to us or at all. Any equity financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we would expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants could have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new financing may be impaired. In addition, any prospective debt or equity financing transaction will be subject to the negotiation of definitive documents and any closing under those documents will be subject to the satisfaction of numerous conditions, many of which could be beyond our control. We may be unable to obtain additional financing from one or more lenders or equity investors, or if funding is available, it may be available only on burdensome terms that may cause significant dilution to our stockholders and impose onerous financial restrictions on our business.

We have incurred significant losses and negative operating cash flow in the past and we will likely incur significant losses and negative operating cash flow in the foreseeable future. Continued losses and negative operating cash flow will hamper our operations and prevent us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For the years ended December 31, 2008, 2007 and 2006, we incurred net losses of approximately $146.5 million, $14.4 million and $142,000, respectively. For the years ended December 31, 2008 and 2006, we incurred negative operating cash flow of approximately $55.2 million and $8.1 million, respectively. We will likely incur significant losses and negative operating cash flow in the foreseeable future. We expect to rely on cash on hand, cash, if any, generated from our operations and cash, if any, generated from our future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow will hamper our operations and prevent us from expanding our business. Continued losses and negative operating cash flow are also likely to make our capital raising needs more acute while limiting our ability to raise additional financing on satisfactory terms.

We recognized impairment charges in 2008 and could recognize additional impairment charges in the future.

During 2008, we recognized an impairment charge of our goodwill in the amount of $87.0 million and an impairment charge on our construction project in the Imperial Valley near Calipatria, California, or the Imperial Project, in the amount of $40.9 million. As of December 31, 2008, we performed our forecast of expected future cash flows of our facilities over their estimated useful lives. Such forecasts of expected future cash flows are heavily dependent upon management’s estimates of future market prices for ethanol, our primary product, and corn, our primary production input. As both ethanol and corn costs have fluctuated significantly in the past year, these estimates are highly subjective and are management’s best estimates at this time.

If average prices for ethanol and corn during 2008 were used in our forecast rather than management’s estimate of future market prices, the projections would have resulted in estimated undiscounted cash flows below carrying values which would require us to compute their fair values. If we are required to compute the fair value in the future, we may use the work of a qualified valuation specialist who would assist us in examining replacement costs, recent transactions between third parties and cash flow that can be generated from operations. Given the recent completion of the facilities, replacement cost would likely approximate the carrying value of the facilities. However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities. Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy. Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact our financial position, results of operations and possibly any existing financial debt covenants.

If we are unable to attract and retain key personnel, our ability to operate effectively may be impaired.

Our ability to operate our business and implement strategies depends, in part, on the efforts of our executive officers and other key employees.  We have made certain reductions in staffing which may have had the effect of creating an uncertain employment environment, which may lead key employees to seek alternative employment. In addition, our acute financial distress may cause key employees to seek alternative employment. Our future success will depend on, among other factors, our ability to attract and retain our current key personnel and qualified future key personnel, particularly executive management.  Failure to attract or retain qualified key personnel, could have a material adverse effect on our business and results of operations.

Even if we are able to restructure our indebtedness and raise additional capital in the very near term, various factors could result in inadequate working capital to fully fund our operations.

If ethanol production margins remain at or deteriorate from current levels, if our capital requirements or cash flows otherwise vary materially and adversely from our current projections, or if other adverse unforeseen circumstances occur, our working capital may be inadequate to fully fund our operations even if we are able to restructure our indebtedness and raise additional capital in the very near term, which may have a material adverse effect on our results of operations, liquidity and cash flows and may restrict our growth and hinder our ability to compete.

The crisis in the financial markets, considerable volatility in the commodities markets and sustained weakening of the economy could further significantly impact our business and financial condition and may limit our ability to raise additional capital.

As widely reported, financial markets in the United States and the rest of the world are experiencing extreme disruption, including, among other things, extreme volatility in securities and commodities prices, as well as severely diminished liquidity and credit availability. As a result, we believe that our ability to access capital markets and raise funds required for our operations is severely restricted at a time when we need to do so, which is having a material adverse effect on our ability to meet our current and future funding requirements and on our ability to react to changing economic and business conditions. Current economic and market conditions, and particularly, the significant decline in the price of crude oil, has resulted in reduced demand for our products. We are not able to predict the duration or severity of the current disruption in financial markets, fluctuations in the price of crude oil or other adverse economic conditions in the United States. However, if economic conditions continue to worsen, it is likely that these factors would have a further adverse effect on our results of operations and future prospects.

Increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. Domestic ethanol production capacity has increased steadily from an annualized rate of 1.7 billion gallons per year in January 1999 to 9.2 billion gallons in 2008 according to the RFA. In addition, we believe that a significant amount of ethanol production capacity—approximately 1.0 billion gallons per year—is currently under construction. This production capacity is being added to address anticipated increases in demand, including demand from increased volume requirements under the Energy Independence and Security Act of 2007. See “Business—Governmental Regulation.” However, increases in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past, and could occur in the future, as a result of increased gasoline or oil prices. Increased ethanol production could also have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products generated from ethanol production, such as WDG. Those increased supplies could lead to lower prices for those co-products. Also, increased ethanol production could result in increased demand for corn. Increased demand for corn could cause higher corn prices, resulting in higher ethanol production costs and lower profit margins. Accordingly, increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

The raw materials and energy necessary to produce ethanol may be unavailable or may increase in price, adversely affecting our business, results of operations and financial condition.

The principal raw material we use to produce ethanol and its co-products is corn. Changes in the price of corn can significantly affect our business. In general, and as we have experienced in 2008, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true since market conditions generally do not allow us to pass along increased corn prices to our customers because the price of ethanol is primarily determined by other factors, such as the supply of ethanol and the price of oil and gasoline. At certain levels, corn prices may even make ethanol production uneconomical depending on the prevailing price of ethanol.

The price of corn is influenced by general economic, market and regulatory factors. These factors include weather conditions, crop conditions and yields, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. The significance and relative impact of these factors on the price of corn is difficult to predict. Any event that tends to negatively impact the supply of corn will tend to increase prices and potentially harm our business. Average corn prices as measured by the Chicago Board of Trade increased 41% from 2007 to 2008. The United States Department of Agriculture’s March 2009 World Agriculture Supply and Demand Estimates projected that corn bought by ethanol plants in the U.S. will represent approximately 31% of the 2008/2009 crop year’s total corn supply, up from 22% in the prior crop year. Additional increases in ethanol production could further boost demand for corn and result in further increases in corn prices.

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

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, our average sales price of ethanol in 2008 increased by 5%, in 2007 declined by 6% and in 2006 increased by 37% from the prior year’s average sales price per gallon. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

We have identified certain material weaknesses in our internal control over financial reporting in the past and cannot assure you that material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2007 and we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Operational difficulties at our production facilities could negatively impact our sales volumes and could cause us to incur substantial losses.

Our operations are subject to labor disruptions, unscheduled downtimes and other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.

Moreover, our plants may not operate as planned or expected. All of our plants are designed to operate at or above a certain production capacity. The operation of our plants is and will be, however, subject to various uncertainties. As a result, our plants may not produce ethanol and its co-products at the levels we expect. In the event any of our plants do not run at their expected capacity levels, our business, results of operations and financial condition may be materially and adversely affected.

The United States ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in such legislation or regulation could have a material adverse effect on our results of operations and financial condition.

The elimination or reduction of federal excise tax incentives could have a material adverse effect on our results of operations and our financial condition.

The amount of ethanol production capacity in the U.S. exceeds the mandated usage of renewable biofuels. Ethanol consumption above mandated amounts is primarily based upon the economic benefit derived by blenders, including benefits received from federal excise tax incentives. Therefore, the production of ethanol is made significantly more competitive by federal tax incentives. The federal excise tax incentive program, which is scheduled to expire on December 31, 2010, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.45 per gallon tax credit for each gallon of ethanol used in the mixture. The 2008 Farm Bill enacted into law reduced federal excise tax incentives from $0.51 per gallon in 2008 to $0.45 per gallon in 2009. The federal excise tax incentive program may not be renewed prior to its expiration in 2010, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives. The elimination or significant reduction in the federal excise tax incentive program could reduce discretionary blending and have a material adverse effect on our results of operations and our financial condition.

Various studies have criticized the efficiency of ethanol in general, and corn-based ethanol in particular, which could lead to the reduction or repeal of incentives and tariffs that promote the use and domestic production of ethanol or otherwise negatively impact public perception and acceptance of ethanol as an alternative fuel.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and as potentially depleting water resources. Other studies have suggested that corn-based ethanol is less efficient than ethanol produced from switchgrass or wheat grain and that it negatively impacts consumers by causing higher prices for dairy, meat and other foodstuffs from livestock that consume corn. If these views gain acceptance, support for existing measures promoting the use and domestic production of corn-based ethanol could decline, leading to a reduction or repeal of these measures. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel.

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

The ethanol production and marketing industry is extremely competitive. Many of our significant competitors in the ethanol production and marketing industry, such as ADM, Cargill, Inc., and other competitors have substantially greater production and/or financial resources than we do. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Successful competition will require a continued high level of investment in marketing and customer service and support. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability. Even if sufficient funds are available, we may not be able to make the modifications and improvements necessary to compete successfully.

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

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. Present and future environmental laws and regulations (and interpretations thereof) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition.

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

The majority of our sales are generated from a small number of customers. During each of 2007 and 2008, sales to our two largest customers, each of whom accounted for 10% or more of total net sales, represented an aggregate of approximately 32% of our total net sales for those years. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

Front Range operates an ethanol production facility located in Windsor, Colorado. We own approximately 42% of Front Range, which represents a minority interest in that entity. The manager and majority member of Front Range owns approximately 54% of that entity and has control of that entity’s business decisions, including those related to day-to-day operations. The manager and majority member of Front Range has the right to set the manager’s compensation, determine cash distributions, decide whether or not to expand the ethanol production facility and make most other business decisions on behalf of that entity. We are therefore largely dependent upon the business judgment and conduct of the manager and majority member of Front Range. As a result, our interests may not be as well served as if we were in control of Front Range. Accordingly, the contribution by Front Range to our results of operations and our business prospects related to that entity may be adversely affected by our lack of control over that entity.

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

NASDAQ’s quantitative listing standards require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. However, NASDAQ has recently suspended its minimum closing bid price threshold through July 19, 2009. If, upon reinstatement of the minimum closing bid price threshold, we fail to satisfy this threshold for any consecutive 30 trading day period, our common stock may be involuntarily delisted from trading on NASDAQ once the applicable grace period expires. Our stock price has remained below $1.00 since early November 2008. Given the increased market volatility arising in part from economic turmoil resulting from the ongoing credit crisis, as well as a challenging environment in the biofuels industry, the closing bid price of our common stock could be below $1.00 per share for a consecutive 30 trading day period after the NASDAQ reinstates its rules. A notification of delisting or delisting of our common stock would reduce the liquidity of our common stock and inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

As a result of our issuance of shares of Series B Preferred Stock, our common stockholders may experience numerous negative effects and most of the rights of our common stockholders will be subordinate to the rights of the holders of our Series B Preferred Stock.

As a result of our issuance of shares of Series B Preferred Stock, our common stockholders may experience numerous negative effects, including dilution from any dividends paid in preferred stock and certain antidilution adjustments. In addition, rights in favor of the holders of our Series B Preferred Stock include: seniority in liquidation and dividend preferences; substantial voting rights; numerous protective provisions; and preemptive rights. Also, our outstanding Series B Preferred Stock could have the effect of delaying, deferring and discouraging another party from acquiring control of Pacific Ethanol.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	changing conditions in the ethanol and fuel markets as well as other commodity markets such as corn;
●	the volume and timing of the receipt of orders for ethanol from major customers;
●	competitive pricing pressures;
●	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
●	the introduction and announcement of one or more new alternatives to ethanol by our competitors;
●	changes in market valuations of similar companies;
●	stock market price and volume fluctuations generally;
●	our stock’s relative small public float;
●	regulatory developments or increased enforcement;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel;
●	our inability to obtain construction, acquisition, capital equipment and/or working capital financing; and
●	future sales of our common stock or other securities.

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

Any of the risks described above could have a material adverse effect on our sales and profitability and the price of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters, located in Sacramento, California, consists of a leased 10,000 square foot office expiring in 2010. We also rent an office in Portland, Oregon, consisting of 3,500 square feet, expiring in 2012.

Our ethanol production facilities are located in Madera, California, at which a 137 acre facility is located, Boardman, Oregon, at which a 25 acre facility is located, Burley, Idaho, at which a 160 acre facility is located, Stockton, California, at which a 30 acre facility is located and Windsor, Colorado, at which a 40 acre facility is located. We are a minority owner of the entity that owns the Windsor, Colorado facility. Further, we have options to acquire sites for other potential ethanol production facilities that we may develop in the future. See “Business—Production Facilities.”

Item 3.	Legal Proceedings.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not materially and adversely affect our financial position, results of operations or cash flows.

Western Ethanol Company

On January 9, 2009, Western Ethanol Company, LLC (“Western Ethanol”) filed a complaint in the Superior Court of the State of California (the “Superior Court”) naming Kinergy as defendant. In the complaint, Western Ethanol alleges that Kinergy breached an alleged agreement to buy and accept delivery of a fixed amount of ethanol. On January 12, 2009, Western Ethanol filed an application for issuance of right to attach order and order for issuance of writ of attachment. On February 10, 2009, the Superior Court granted the right to attach order and order for issuance of writ of attachment against Kinergy in the amount of approximately $3.7 million. On February 11, 2009, Kinergy filed an answer to the complaint. Kinergy intends to vigorously defend against Western Ethanol’s claims.

Delta-T Corporation

On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with its subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC and Pacific Ethanol Madera, LLC. The suit alleges breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations.

All of the defendants have moved to dismiss the Virginia Federal Court Case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moving to stay the Virginia Federal Court Case pending arbitration. In January 2009, these motions were granted by the Court, compelling the case to arbitration. The complaint seeks specified contract damages of approximately $6.5 million, along with other unspecified damages. We intend to vigorously defend against Delta-T Corporation’s claims.

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

The State Court Action relates to the Share Exchange Transaction and purports to state the following five counts against the Individual Defendants: (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida’s Securities and Investor Protection Act. Mr. Spiegel based his claims on allegations that the actions of the Individual Defendants in approving the Share Exchange Transaction caused the value of his Accessity common stock to diminish and is seeking approximately $22.0 million in damages. On March 8, 2006, the Individual Defendants filed a motion to dismiss the State Court Action. Mr. Spiegel filed his response in opposition on May 30, 2006. The Court granted the motion to dismiss by Order dated December 1, 2006, on the grounds that, among other things, Mr. Spiegel failed to bring his claims as a derivative action.

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint included Pacific Ethanol as a defendant, but it was subsequently voluntarily dismissed on August 27, 2007, by Mr. Spiegel as to Pacific Ethanol. On March 23, 2009, Mr. Spiegel filed an amended complaint which renewed his previously voluntarily dismissed case against Pacific Ethanol.  Further Mr. Spiegel seeks depositions of Barry Siegel and Philip B. Kart on or around April 30, 2009. We intend to vigorously defend against Mr. Spiegel’s claims.

Barry Spiegel – Federal Court Action

On December 28, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848) (the “Federal Court Action”) against the Individual Defendants and Pacific Ethanol. The Federal Court Action relates to the Share Exchange Transaction and purports to state the following three counts: (i) violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (iii) violation of Section 20(A) of the Exchange Act. The first two counts are alleged against the Individual Defendants and Pacific Ethanol and the third count is alleged solely against the Individual Defendants. Mr. Spiegel bases his claims on, among other things, allegations that the actions of the Individual Defendants and Pacific Ethanol in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel is seeking in excess of $15.0 million in damages.

Mr. Spiegel amended the Federal Court Action on March 5, 2007, and Pacific Ethanol and the Individual Defendants filed a Motion to Dismiss the amended pleading on April 23, 2007. Plaintiff Spiegel sought to stay his own federal case, but the Motion was denied on July 17, 2007. The Court required Mr. Spiegel to respond to our Motion to Dismiss. On January 15, 2008, the Court rendered an Order dismissing the claims under Section 14(a) of the Exchange Act on the basis that they were time barred and that more facts were needed for the claims under Section 10(b) of the Exchange Act. The Court, however, stayed the entire case pending resolution of the State Court Action.

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

	Price Range
	High	Low

Year Ended December 31, 2008:
First Quarter (January 1 – March 31)	$8.85	$4.25
Second Quarter (April 1 – June 30)	$5.65	$1.81
Third Quarter (July 1 – September 30)	$2.37	$1.37
Fourth Quarter (October 1 – December 31)	$1.41	$0.36

Year Ended December 31, 2007:
First Quarter	$17.85	$14.22
Second Quarter	$16.50	$12.25
Third Quarter	$14.86	$8.58
Fourth Quarter	$9.46	$4.22

Security Holders

As of March 26, 2009, we had 57,750,319 shares of common stock outstanding and held of record by approximately 500 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 26, 2009, the closing sale price of our common stock on the Nasdaq Global Market was $0.38 per share.

Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Stock Market (U.S.) Index and of public companies filing reports with the Securities and Exchange Commission under Standard Industrial Classification Code 2860—Industrial Organic Chemicals, or Peer Group, in each case over the five-year period ended December 31, 2008.

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

	Cumulative Total Return ($)
	12/03	12/04	3/23/05	12/05	12/06	12/07	12/08
PACIFIC ETHANOL, INC.	100.00	252.34	385.11	460.43	654.89	349.36	18.72
THE NASDAQ STOCK MARKET (U.S.) INDEX	100.00	110.08	104.15	112.88	126.51	138.13	80.47
SIC 2860—INDUSTRIAL ORGANIC CHEMICALS	100.00	126.07	118.68	105.11	152.61	122.81	52.96

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of certain financial and other operating conditions and our ability to properly service the debt, thereby limiting or preventing us from paying cash dividends. In addition, the holders of our outstanding preferred stock are entitled to dividends of 7%, and those dividends must be paid prior to the payment of any dividends to our common stockholders.

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

In connection with satisfying our withholding requirements, during the month of October 2008, we withheld an aggregate of 21,249 shares of our common stock and remitted a cash payment to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees the 21,249 shares of common stock at a deemed purchase price equal to $1.28 per share for an aggregate purchase price of $27,199.

In connection with satisfying our withholding requirements, during the month of December 2008, we withheld an aggregate of 7,045 shares of our common stock and remitted a cash payment to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees the 7,045 shares of common stock at a deemed purchase price equal to $0.55 per share for an aggregate purchase price of $3,875.

Item 6.	Selected Financial Data.

The following financial information should be read in conjunction with the consolidated audited financial statements and the notes to those statements beginning on page F-1 of this report, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data at December 31, 2008 and 2007 are derived from, and are qualified in their entirety by reference to, the consolidated audited financial statements beginning on page F-1 of this report. The consolidated statements of operations data from January 1, 2004 to December 31, 2005 and the consolidated balance sheet data at December 31, 2004 are derived from, and qualified in their entirety by reference to, the consolidated audited financial statements of Pacific Ethanol. The historical results that appear below are not necessarily indicative of results to be expected for any future periods.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$703,926	$461,513	$226,356	$87,599	$20
Cost of goods sold	737,331	428,614	201,527	84,444	13
Gross profit (loss)	(33,405)	32,899	24,829	3,155	7
Selling, general and administrative expenses	31,796	30,822	24,641	12,638	2,277
Impairment of goodwill	87,047	-	-	-	-
Impairment of asset group	40,900	-	-	-	-
Income (loss) from operations	(193,148)	2,077	188	(9,483)	(2,270)
Other income (expense), net	(6,068)	(6,801)	3,426	(440)	(532)
Income (loss) before noncontrolling interest in variable interest entity and provision for income taxes	(199,216)	(4,724)	3,614	(9,923)	(2,802)
Noncontrolling interest in variable interest entity	52,669	(9,676)	(3,756)	-	-
Loss before provision for income taxes	(146,547)	(14,400)	(142)	(9,923)	(2,802)
Provision for income taxes	-	-	-	-	-
Net loss	$(146,547)	$(14,400)	$(142)	$(9,923)	$(2,802)

Preferred stock dividends	$(4,104)	$(4,200)	$(2,998)	$-	$-
Deemed dividend on preferred stock	(761)	(28)	(84,000)	-	-
Loss available to common stockholders	$(151,412)	$(18,628)	$(87,140)	$(9,923)	$(2,802)
Loss per share, basic and diluted	$(3.02)	$(0.47)	$(2.50)	$(0.40)	$(0.23)
Weighted-average shares outstanding, basic and diluted	50,147	39,895	34,855	25,066	12,397
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,466	$5,707	$44,053	$4,521	$-
Working capital (deficit)	$(288,313)	$(37,886)	$96,094	$(2,894)	$(1,025)
Total assets	$616,834	$651,600	$453,820	$48,185	$7,179
Long-term debt	$937	$151,188	$28,970	$1,995	$4,013
Stockholders’ equity	$209,373	$282,286	$298,445	$28,516	$1,356

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

●	fluctuations in the market price of ethanol and its co-products;
●	the projected growth or contraction in the ethanol and co-product market in which we operate;
●	our strategies for expanding, maintaining or contracting our presence in these markets;
●	our ability to successfully develop, finance, construct and operate our current and any future ethanol production facilities;
●	anticipated trends in our financial condition and results of operations; and
●	our ability to distinguish ourselves from our current and future competitors.

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

Recent Developments

As a result of ethanol industry conditions that have negatively affected our business, we do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only until approximately April 30, 2009 at the latest unless we successfully restructure our debt, experience a significant improvement in margins and obtain other sources of liquidity. In addition, although various secured creditors are presently forbearing through April 30, 2009 under outstanding forbearance agreements from exercising their rights, once those forbearance periods expire or in the event of additional defaults, we will be in default to those secured creditors who collectively hold security interests in substantially all of our assets. As a result, our 2008 financial statements include an explanatory paragraph by our independent registered public accounting firm describing the substantial doubt as to our ability to continue as a going concern.

As of March 26, 2009, we owed approximately $246.5 million in term loans and lines of credit associated with the construction and operation of our ethanol plants and approximately $5.3 million under our revolving credit facility. As of that date, we had only $4.0 million in cash and $4.7 million of additional borrowing availability under our revolving credit facility. As we continue to reduce the number of gallons of ethanol we sell and hold in inventory, working capital available to support borrowings under our revolving credit facility will reduce proportionately.

We do not expect to have sufficient liquidity to meet anticipated working capital, debt service and other liquidity needs beyond April 30, 2009 at the latest unless we successfully restructure our debt, experience a significant improvement in margins and obtain other sources of liquidity. Based on the current spread between corn and ethanol prices, the industry is operating at or near break-even cash margins. The current spread between ethanol and corn prices cannot support the long-term viability of the U.S. ethanol industry in general or us in particular.

Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek protection under the U.S. Bankruptcy Code.

Business Overview

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

In September 2008, we completed construction of our fourth ethanol plant. Our four ethanol plants, which produce ethanol and its co-products, are as follows:

			Estimated Annual
		Date Operations	Production Capacity
Facility Name	Facility Location	Began	(gallons)
Stockton	Stockton, CA	September 2008	60,000,000
Magic Valley	Burley, ID	April 2008	60,000,000
Columbia	Boardman, OR	September 2007	40,000,000
Madera	Madera, CA	October 2006	40,000,000

In addition, we own a 42% interest in Front Range, which owns a plant located in Windsor, Colorado, with annual production capacity of up to 50 million gallons. We also intend to either construct or acquire additional production facilities as financial resources and business prospects make the construction or acquisition of these facilities advisable.

According to the United States Department of Energy, or DOE, total annual gasoline consumption in the United States is approximately 140 billion gallons. Total annual ethanol consumption represented less than 7% of this amount in 2008. We believe that the domestic ethanol industry has substantial potential for growth to initially reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol annually and thereafter up to 36 billion gallons of ethanol annually under the new national Renewable Fuel Standards, or RFS, by 2022. See “Business—Governmental Regulation.”

The ethanol industry has experienced significant adverse conditions over the course of the last 12 months, including prolonged negative operating margins. We, too, have experienced these adverse conditions as well as severe working capital and liquidity shortages, and in response to such conditions, we have reduced production significantly until market conditions resume to acceptable levels and working capital becomes available. We first reduced production in December 2008 and continued to reduce production through the first quarter of 2009. Currently, we have ceased production at our Madera, Magic Valley and Stockton facilities. We continue to operate our Columbia and Front Range facilities. We continue to assess market conditions and when appropriate, provided we have adequate available working capital, we plan to bring these facilities back to operation.

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

Financial Performance Summary

Our net sales increased by $242.4 million, or 53%, to $703.9 million for the year ended December 31, 2008 from $461.5 million for the year ended December 31, 2007. Our net loss, however, increased by $132.1 million to $146.5 million for the year ended December 31, 2008 from $14.4 million for the year ended December 31, 2007.

Factors that contributed to our results of operations for 2008 include:

●	Net sales. The increase in our net sales in 2008 as compared to 2007 was primarily due to the following combination of factors:

o
Higher sales volumes. Total volume of ethanol sold increased by 41% to 268.4 million gallons in 2008 from 190.6 million gallons in 2007. The increase in sales volume is primarily due to two additional ethanol production facilities that commenced operations in 2008. Sales also increased in 2008 from additional supply purchased from third-party suppliers under our ethanol marketing agreements; and

o
Higher ethanol prices. The increase in sales volume was also due to slightly higher ethanol prices. Our average sales price of ethanol increased 5% to $2.25 per gallon in 2008 as compared to $2.15 per gallon in 2007.

●
Gross margins. Our gross margins decreased significantly to negative 4.7% for 2008 as compared to a gross profit margin of 7.1% for 2007. This drop in gross profit margins was primarily due to higher corn prices and was exacerbated by significant volatility in the corn market during 2008. Volatility and the time from purchase of the corn to sale of the resulting ethanol created significant losses during 2008. The average price of corn increased by 53% to $5.52 per bushel in 2008 from $3.61 per bushel in 2007. The average Chicago Board of Trade, or CBOT, price for corn increased by 41% to $5.27 per bushel in 2008 from $3.74 per bushel in 2007.

●
Selling, general and administrative expenses. Our selling, general and administrative expenses increased by $1.0 million to $31.8 million in 2008 as compared to $30.8 million in 2007 primarily as a result of increases in administrative staff, bad debt expenses, derivatives commissions and noncash compensation expenses, partially offset by decreases in professional fees and amortization of intangible assets. Although these expenses increased in absolute dollars, they decreased to 4.5% of our net sales in 2008 as compared to 6.6% of our net sales in 2007 due to the substantial growth in our net sales over those periods.

●
Impairments of goodwill and asset group. In 2008, we recognized $87.0 million in impairment of goodwill and $40.9 million in impairment of asset group. The impairment of goodwill related to our annual goodwill review, mostly reflecting a decline in the valuation of our prior purchase of our 42% interest in Front Range. The impairment of asset group reflects our decision to abandon construction of our Imperial Valley ethanol production facility due to adverse market conditions.

●
Other expense. Our other expense decreased by $0.7 million to $6.1 million in 2008 from $6.8 million in 2007. This decrease is primarily due to increased sales of our business energy tax credits, decreased mark-to-market losses and decreased finance cost amortization, which were partially offset by an increase in interest expense, decreased interest income and increased bank fees.

Sales and Margins

Over the past three years, our sales mix has shifted significantly from sales generated solely as a marketer of ethanol produced by third parties to now include sales generated as a producer of our own ethanol. Our cost structure also changed significantly, beginning in 2007, as our Madera and Front Range facilities were in full production and continuing in 2008 as our Columbia facility was in full production and our Magic Valley and Stockton facilities commenced operations. The shift in our sales mix greatly altered our dependency on certain market conditions from that based primarily on the market price of ethanol to that based significantly on the cost of corn, the principal input commodity for our production of ethanol. Accordingly, our profitability is now highly dependent on the market price of ethanol and the cost of corn.

Average ethanol sales prices rose in 2008 as compared to 2007. Specifically, the average CBOT price of ethanol increased by 12% in 2008 as compared to 2007. The increase in the prevailing market price of ethanol was primarily due to the rise of crude oil during the middle of 2008.

Average corn prices increased significantly in 2008 as compared to 2007. Specifically, the average CBOT price of corn increased by 41% in 2008 as compared to 2007. The increase in the prevailing market price of corn was the primary cause of the increase in our average corn price. More importantly, corn prices experienced significant volatility in a relatively short period of time during 2008. The average CBOT price of corn increased from $5.99 at the end of May 2008 to a record high of $7.55 on June 27, 2008 and then decreased to $5.88 at the end of July 2008. Since we now produce more of the ethanol that we sell and there is a time lag from the time we price and purchase our corn to the actual sale of resultant ethanol to a customer, this volatility created significant negative margins for us in 2008.

We have three principal methods of selling ethanol: as a merchant, as a producer and as an agent. See “Critical Accounting Policies—Revenue Recognition” below.

When acting as a merchant or as a producer, we generally enter into sales contracts to ship ethanol to a customer’s desired location. We support these sales contracts through purchase contracts with several third-party suppliers or through our own production. We manage the necessary logistics to deliver ethanol to our customers either directly from a third-party supplier or from our inventory via truck or rail. Our sales as a merchant or as a producer expose us to price risks resulting from potential fluctuations in the market price of ethanol and corn. Our exposure varies depending on the magnitude of our sales and purchase commitments compared to the magnitude of our existing inventory, as well as the pricing terms—such as market index or fixed pricing—of our contracts. We seek to mitigate our exposure to price risks by implementing appropriate risk management strategies.

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

We believe that our gross profit margins will primarily depend on five key factors:

●
the market price of ethanol, which we believe will be impacted by the degree of competition in the ethanol market, the price of gasoline and related petroleum products, and government regulation, including tax incentives;

●	the market price of key production input commodities, including corn and natural gas;

●	the market price of WDG;

●	our ability to anticipate trends in the market price of ethanol, WDG, and key input commodities and implement appropriate risk management and opportunistic strategies; and

●	the proportion of our sales of ethanol produced at our facilities to our sales of ethanol produced by third-parties.

Management seeks to optimize our gross profit margins by anticipating the factors above and, when resources are available, implementing hedging transactions and taking other actions designed to limit risk and address the various factors. For example, we may seek to decrease inventory levels in anticipation of declining ethanol prices and increase inventory levels in anticipation of increasing ethanol prices. We may also seek to alter our proportion or timing, or both, of purchase and sales commitments.

Our limited resources to act upon anticipated factors above and/or our inability to anticipate these factors or their relative importance, and adverse movements in the factors themselves, could result in declining or even negative gross profit margins over certain periods of time. Our ability to anticipate those factors or favorable movements in the factors themselves may enable us to generate above-average gross profit margins. However, given the difficulty associated with successfully forecasting any of these factors, we are unable to estimate our future gross profit margins.

Results of Operations

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:
	Years Ended December 31,			Percentage Variance From Prior Year
	2008	2007	2006	2008	2007
Gallons sold (in millions)	268.4	190.6	101.7	40.8%	87.4%
Average sales price per gallon	$2.25	$2.15	$2.28	4.7%	(5.7)%
Corn cost per bushel—CBOT equivalent(1)	$5.52	$3.61	$2.44	52.9%	48.0%
Co-product revenues as % of delivered cost of corn(2)	22.5%	24.8%	33.4%	(9.3)%	(25.7)%

Average CBOT ethanol price per gallon	$2.22	$1.98	$2.52	12.1%	(21.4)%
Average CBOT corn price per bushel	$5.27	$3.74	$2.60	40.9%	43.9%
_____________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a CBOT equivalent in order to more appropriately compare our corn costs to average CBOT corn prices.
(2)	Co-product revenues as % of delivered cost of corn shows our yield based on sales of WDG generated from ethanol we produced.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

					Results as a Percentage
			Dollar	Percentage	of Net Sales for the
	Years Ended		Variance	Variance	Years Ended
	December 31,		Favorable	Favorable	December 31,
	2008	2007	(Unfavorable)	(Unfavorable)	2008	2007
	(dollars in thousands)
Net sales	$703,926	$461,513	$242,413	52.5%	100.0%	100.0%
Cost of goods sold	737,331	428,614	(308,717)	(72.0)	104.7	92.9
Gross profit (loss)	(33,405)	32,899	(66,304)	(201.5)	(4.7)	7.1
Selling, general and administrative expenses	31,796	30,822	(974)	(3.2)	4.5	6.6
Impairment of goodwill	87,047	—	(87,047)	NM	12.4	—
Impairment of asset group	40,900	—	(40,900)	NM	5.8	—
Income (loss) from operations	(193,148)	2,077	(195,225)	NM	(27.4)	0.5
Other income (expense), net	(6,068)	(6,801)	733	10.8	(0.9)	(1.5)
Loss before noncontrolling interest in variable interest entity and provision for income taxes	(199,216)	(4,724)	(194,492)	NM	(28.3)	(1.0)
Noncontrolling interest in variable interest entity	52,669	(9,676)	(62,345)	(644.3)	7.5	(2.1)
Loss before provision for income taxes	(146,547)	(14,400)	(132,147)	(917.7)	(20.8)	(3.1)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(146,547)	$(14,400)	$(132,147)	(917.7)%	(20.8)%	(3.1)%
Preferred stock dividends	$(4,104)	$(4,200)	$96	2.3%	(0.6)%	(0.9)%
Deemed dividend on preferred stock	(761)	(28)	(733)	NM	(0.1)	(0.0)
Loss available to common stockholders	$(151,412)	$(18,628)	$(132,784)	(712.8)%	(21.5)%	(4.0)%

Net Sales

The increase in our net sales in 2008 as compared to 2007 was primarily due to a substantial increase in sales volume, coupled with higher average sales prices.

Total volume of ethanol sold increased by 77.8 million gallons, or 41%, to 268.4 million gallons in 2008 as compared to 190.6 million gallons in 2007. The substantial increase in sales volume is primarily due to production at all four of our facilities, two of which were completed in 2008, as well as increased sales volume from our third-party ethanol marketing agreements. During 2008, we completed construction of our Stockton and Magic Valley facilities and in 2007, we completed construction of our Columbia facility. Our Madera facility has been in operation since October 2006. The increased amount of sales from our Columbia, Magic Valley and Stockton facilities contributed $182.9 million to the increase in our net sales for 2008.

Our average sales price per gallon increased 5% to $2.25 in 2008 from an average sales price per gallon of $2.15 in 2007. The average CBOT price per gallon increased 12% to $2.22 in 2008 from an average CBOT price per gallon of $1.98 in 2007. Our average sales price per gallon did not increase as much as the average CBOT price per gallon for 2008 due to both the timing of our sales and the proportion of our fixed-price contracts during a period of rising ethanol prices.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin declined to a negative $33.4 million for 2008 from a positive $32.9 million for 2007 due to higher corn costs. Corn is the single largest component of the cost of our ethanol production and has become a larger portion of our cost of goods sold as we have significantly increased our ethanol production.

Overall, the price of corn had a much larger impact on our production costs due to the timing of the corn and the related ethanol pricing from the time we purchase corn to the sale of ethanol. Generally, we fix our corn price upon shipment from the vendor, and in a falling market, our margins are compressed as both corn and ethanol prices continue to fall from transit to processing of the corn. Further, during 2008 we experienced unprecedented volatility in the price of corn ranging from the CBOT low for the year of $2.94 to the CBOT high for the year of $7.55. These prices moved in such a short period of time that it became difficult to sell the related ethanol production before the prices of both corn and ethanol changed dramatically- primarily downward-from the time of the corn purchase. Further, due to falling market prices toward the end of 2008, corn and ethanol ending inventories had been purchased and produced, respectively, at prices higher than prevailing spot prices for the commodities at the end of 2008. As a result, we recorded additional losses from this market adjustment of approximately $1.7 million in 2008.

Our sales volume resulting from the marketing and sale of ethanol produced by third parties decreased as an overall percentage of our total net sales, as production of our own ethanol has been growing rapidly. Our purchase and sale prices of ethanol produced by third parties typically fluctuate closely with market prices. As a result, our average cost of ethanol purchased from third parties increased in line with the overall increase in our average sales price per gallon.

Our net derivative losses were $2,820,000 for 2008 as compared to losses of $4,122,000 for 2007. Included in the net losses for 2008 are net losses of $1,131,000 related to settled non-designated positions.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A, increased by $1.0 million to $31.8 million for 2008 as compared to $30.8 million for 2007. SG&A, however, decreased as a percentage of net sales due to our significant sales growth. The increase in the dollar amount of SG&A is primarily due to the following factors:

●	payroll and benefits increased by $2,531,000 due to increased administrative staff;

●	bad debt expense increased by $2,216,000 due to growth in accounts receivable and certain customers facing difficult liquidity positions;

●	derivative commissions increased by $1,424,000 due to significant trades during the year; and

●	noncash compensation expense increased by $791,000 due to additional restricted stock grant activity during the year.

Partially offsetting the foregoing increases were the following decreases:

●	professional fees decreased $1,473,000 due to lower consulting fees and temporary staffing during the year; and

●
amortization of intangible assets decreased $3,137,000, primarily resulting from a reduction in amortization expense associated with our acquisition of our 42% ownership interest in Front Range, as we have fully amortized a significant portion of the intangible assets associated with the acquisition.

Impairment of Goodwill

Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill for impairment at least annually. In accordance with SFAS No. 142, we conducted an impairment test of goodwill as of March 31, 2008. As a result, we recorded a non-cash impairment charge of $87,047,000, requiring us to write-off our entire goodwill balances from our previous acquisitions of Kinergy Marketing LLC, or Kinergy, and Front Range. The impairment charge will not result in future cash expenditures.

Impairment of Asset Group

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of September 30, 2008, we performed our impairment analysis for our asset group associated with our suspended plant construction project in the Imperial Valley near Calipatria, California, or the Imperial Project. At September 30, 2008, the asset group consisted of gross property and equipment of $43,751,000. In addition, the Imperial Project had construction-related accounts payable and accrued expenses of $17,245,000. We do not intend to resume construction of the Imperial Project. In November, 2008, we began proceedings to liquidate these assets and liabilities. After assessing the estimated undiscounted cash flows, we recorded an impairment charge of $40,900,000, thereby reducing our property and equipment at September 30, 2008, by that amount. As conditions in the industry and viable financing options become available, we will assess resuming construction. To the extent we are relieved of the related liabilities, we may record a gain in the period in which the relief occurs.

Other Income (Expense), Net

Other expense decreased by $0.7 million to $6.1 million in 2008 from other expense of $6.8 million in 2007. The decrease in other expense is primarily due to the following factors:

●	increased other income of $9,636,000 primarily related to sales of our business energy tax credits sold as pass through investments to interested purchasers;

●
decreased net mark-to-market losses of $4,180,000 from our interest rate hedges which required that we mark-to-market our ineffective positions in a declining interest rate environment; the ineffectiveness related to our interest rate swaps in 2008 related primarily to the de-designation of our interest rate swaps associated with our debt financing, which is currently being restructured and it is not probable that we will make our required payments as currently structured. In 2007, we recorded a loss of $5,589,000 primarily resulting from the suspension of construction of our Imperial Valley project in the fourth quarter of 2007; and

●
decreased finance cost amortization of $2,708,000 related to our prior financing arrangements, which were replaced by our current financing arrangements, requiring accelerated amortization on the prior financing arrangements.

These items were partially offset by:

●	interest expense increased by $10,584,000 as we have increased our debt and ceased capitalizing interest associated with our plant construction program;

●	decreased interest income of $4,346,000 due to our use of cash for construction activities over the past year; and

●
increased bank fees of $866,000 primarily related to our obtaining waivers for our construction financing debt, due to non compliance at the end of 2007 and a requirement that we pay additional bank fees to obtain such waivers during the period.

Noncontrolling Interest in Variable Interest Entity

Noncontrolling interest in variable interest entity relates to the consolidated treatment of Front Range, a variable interest entity, and represents the noncontrolling interest of others in the earnings of Front Range. We consolidate the entire income statement of Front Range for the period covered. However, because we own only 42% of Front Range, we must reduce our net income or increase our net loss for the noncontrolling interest, which is the 58% ownership interest that we do not own. This amount decreased by $62,345,000 to a loss of $52,669,000 in 2008 from income of $9,676,000 in 2007 primarily due to goodwill impairment associated with amounts recorded in the original acquisition of our interests in Front Range.

Preferred Stock Dividends

Shares of our Series A and B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears an amount equal to 5% and 7% per annum, respectively, of the purchase price per share of the Preferred Stock, or, and only in 2007, at our option, payable in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock. In 2008, we declared and paid cash dividends on our Series A and B Preferred Stock in the aggregate amounts of $1,709,000 and $2,395,000, respectively.

During 2008, the former holder of our Series A Preferred Stock converted all of its shares of Series A Preferred Stock into shares of our common stock. As a result, at December 31, 2008, there were no outstanding shares of Series A Preferred Stock.

Deemed Dividend on Preferred Stock

During 2008, we recorded a deemed dividend on preferred stock of $761,000 in connection with a subsequent issuance of shares of Series B Preferred Stock. This non-cash dividend reflects the implied economic value to the preferred stockholder of being able to convert the shares into common stock at a price (as adjusted for the value allocated to the warrants) which was in excess of the fair value of the Series B Preferred Stock at the time of issuance. The fair value was calculated using the difference between the conversion price of the Series B Preferred Stock into shares of common stock, adjusted for the value allocated to the warrants, of $4.79 per share and the fair market value of our common stock of $5.65 on the date of issuance of the Series B Preferred Stock. The deemed dividend on preferred stock is a reconciling item and adjusts our reported net loss, together with the preferred stock dividends discussed above, to loss available to common stockholders.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

					Results as a Percentage
			Dollar	Percentage	of Net Sales for the
	Years Ended		Variance	Variance	Years Ended
	December 31,		Favorable	Favorable	December 31,
	2007	2006	(Unfavorable)	(Unfavorable)	2007	2006
	(dollars in thousands)
Net sales	$461,513	$226,356	$235,157	103.9%	100.0%	100.0%
Cost of goods sold	428,614	201,527	(227,087)	(112.7)	92.9	89.0
Gross profit	32,899	24,829	8,070	32.5	7.1	11.0
Selling, general and administrative expenses	30,822	24,641	(6,181)	(25.1)	6.6	10.9
Income from operations	2,077	188	1,889	1,004.8	0.5	0.1
Other income (expense), net	(6,801)	3,426	(10,227)	(298.5)	(1.5)	1.5
Income (loss) before noncontrolling interest in variable interest entity and provision for income taxes	(4,724)	3,614	(8,338)	(230.7)	(1.0)	1.6
Noncontrolling interest in variable interest entity	(9,676)	(3,756)	(5,920)	(157.6)	(2.1)	(1.7)
Loss before provision for income taxes	(14,400)	(142)	(14,258)	(10,040.9)	(3.1)	(0.1)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(14,400)	$(142)	$(14,258)	(10,040.9)%	(3.1)%	(0.1)%
Preferred stock dividends	$(4,200)	$(2,998)	$(1,202)	(40.1)%	(0.9)%	(1.3)%
Deemed dividend on preferred stock	(28)	(84,000)	83,972	100.0	(0.0)	(37.1)
Loss available to common stockholders	$(18,628)	$(87,140)	$68,512	78.6%	(4.0)%	(38.5)%

Net Sales

The increase in our net sales in 2007 as compared to 2006 was primarily due to a substantial increase in sales volume, which was partially offset by decreased average sales prices.

Total volume of ethanol sold increased by 88.9 million gallons, or 87%, to 190.6 million gallons in 2007 as compared to 101.7 million gallons in 2006. The substantial increase in sales volume is primarily due to a full year of ethanol production at our Madera and Front Range facilities in 2007. Our Madera and Front Range facilities each accounted for less than three months of ethanol production in 2006. In addition, in 2007, we commenced ethanol production at our Columbia facility and also generated increased sales from the purchase and resale of additional supply from third-parties under our ethanol marketing agreements. The production and sale of ethanol and its co-products from our Madera and Columbia facilities, and through Front Range, contributed an aggregate of $194.0 million to our increase in net sales in 2007.

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

Although a large proportion of our sales volume results from the marketing and sale of ethanol produced by third parties, production of our own ethanol began growing rapidly in 2007 as new facilities commenced operations. Our purchase and sale prices of ethanol produced by third parties typically fluctuate closely with market prices. As a result, our average cost of ethanol purchased from third parties decreased in line with the overall decline in our average sales price per gallon.

Corn is the single largest component of the cost of our ethanol production. Average corn prices rose significantly in 2007 as compared to 2006, with greater increases occurring in the second half of 2007 than in the first half of the year. These increases pushed our average corn price higher than the average market price for all of 2007 because our corn requirements increased significantly during the second half of 2007 due to the commencement of operations at our Columbia facility in September 2007. Overall, the price of corn had a much larger impact on our production costs per gallon in 2007 than in 2006 due to the higher proportion of sales from production of our own ethanol in 2007 as compared to 2006.

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

Selling, General and Administrative Expenses

Our SG&A increased by $6,181,000 to $30,822,000 for 2007 as compared to $24,641,000 for 2006. SG&A, however, decreased as a percentage of net sales due to our significant sales growth. The increase in the dollar amount of SG&A is primarily due to the following factors:

●	payroll and benefits increased by $3,017,000, or 68%, due to increased administrative staff;

●
amortization of intangible assets resulting from our acquisition of our 42% ownership interest in Front Range increased by $2,117,000, as we incurred a full year of amortization compared to less than three months in 2006;

●	SG&A attributable to Front Range increased by $2,042,000 as we incurred a full year of these expenses as compared to less than three months in 2006;

●
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

●
recruiting, hiring and training expenses increased by $709,000, or 1,055%, employee travel and office setup costs increased by $377,000, or 243%, and rent expense increased by $457,000, or 221%; each of these increases resulted primarily from the relocation of our corporate headquarters in early 2007 from Fresno to Sacramento;

●	external audit costs increased by $582,000, or 312%, due to our overall growth and business initiatives; and

●	travel-related costs increased by $311,000, or 52%, due to expanded operations and new office and facility locations.

Partially offsetting the foregoing increases were the following decreases:

●	non-cash compensation expense decreased by $4,023,000, or 64%, due to the completion of vesting of incentive compensation paid to employees and consultants;

●	legal expenses decreased by $918,000, or 43%, primarily due to one-time costs associated with greater legal activity from litigation and business transactions that occurred in 2006; and

●
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

Other Income (Expense), Net

Other expense increased by $10,227,000 to $6,801,000 in 2007 from other income of $3,426,000 in 2006. The increase in other expense is primarily due to the following factors:

●	interest expense increased by $1,828,000, or 286%, due to additional borrowings and a full year of interest accruing on outstanding debt; and

●
amortization of interest and financing costs increased by $3,164,000, or 305%, primarily due to an amendment to our construction financing credit facility that reduced its application from five to four facilities and reduced the total amount of available financing; as a result, we wrote off $1,962,000 of unamortized costs associated with our Imperial Valley facility, the construction of which had been suspended; interest and financing costs incurred under the construction phase of each of our facilities which were being capitalized until the corresponding facility became operational; this increase in amortization of interest and financing costs is net of approximately $7,823,000 of additional capitalized amounts over 2006.

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

Preferred Stock Dividends

Shares of our Series A Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% per annum of the purchase price per share of the Series A Preferred Stock, or, at the time, our option, payable in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock. In 2007, we declared and paid dividends on our Series A Preferred Stock in the aggregate amount of $4,200,000 comprised of cash dividends in the aggregate amount of $3,150,000 for the first three quarters and a dividend payment-in-kind in the amount of $1,050,000 that was issued in shares of Series A Preferred Stock for the fourth quarter.

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

Liquidity and Capital Resources

Overview and Outlook

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of ethanol industry conditions that have negatively affected our business, we do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We have suspended operations at three of our four wholly-owned ethanol production facilities due to market conditions and in an effort to conserve capital. We have also taken and expect to take additional steps to preserve liquidity. However, despite any additional cost-saving steps we may take, we believe that we have sufficient working capital to continue operations only until approximately April 30, 2009 at the latest unless we successfully restructure our debt, experience a significant improvement in margins and obtain other sources of liquidity.

We are in default under our construction-related term loans in the aggregate amount of approximately $230 million and under Kinergy’s revolving line of credit as well as $31.5 million in notes payable to another lender. In February 2009, we entered into forbearance agreements with each of the lenders, which were amended in March 2009, under which the lenders agreed to forbear from exercising their rights until April 30, 2009 absent further defaults. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek protection under the U.S. Bankruptcy Code.

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

	As of and for the Year Ended December 31,
	2008	2007	Variance
Current assets	$71,891	$82,193	(12.5)%
Current liabilities	$360,204	$120,079	200.0%
Property and equipment, net	$530,037	$468,704	13.1%
Notes payable, net of current portion	$937	$151,188	(99.4)%
Cash provided by (used in) operating activities	$(55,175)	$16,718	(430.0)%
Working capital	$(288,313)	$(37,886)	(661.0)%
Working capital ratio	0.20	0.68	(70.6)%

Change in Working Capital and Cash Flows

Working capital decreased to a deficit of $288,313,000 at December 31, 2008 from a deficit of $37,886,000 at December 31, 2007 as a result of a significant increase in current liabilities of $240,125,000 and a slight decrease in current assets of $10,302,000.

Current liabilities significantly increased primarily due to an increase in current portion of debt of $294,322,000, as plant financing and operating lines of credit are both in default and under forbearance agreements with the related lenders, as new terms are being negotiated. Other increases in current liabilities are due to an increase in accrued liabilities of $3,809,000, which were partially offset by decreases in accounts payable and accrued liabilities – construction-related of $35,005,000, a decrease in trade accounts payable of $8,607,000, a decrease in retentions of $5,252,000 and a decrease in short-term note payable of $6,000,000 as that note was paid off by the end of the year and a decrease in derivative liabilities of $2,850,000.

Current assets decreased primarily due to net decreases in marketable securities and accounts receivable of $11,573,000 and $4,211,000, respectively, the proceeds of which were predominantly used for operations, which were partially offset by an increase in cash and equivalents of $5,759,000 and restricted cash of $1,740,000.

Cash used in our operating activities of $55,175,000 resulted primarily from a loss of $146,547,000, noncontrolling interest in variable interest entity of $52,669,000 and a decrease in accounts payable and accrued expenses of $20,579,000, partially offset by impairment of goodwill of $87,047,000, impairment of asset group of $40,900,000, depreciation and amortization of intangibles of $26,635,000 and changes in other assets and liabilities.

Cash used in our investing activities of $140,856,000 resulted primarily from purchases of additional property and equipment of $152,635,000, partially offset by proceeds from sales of marketable securities of $11,573,000.

Cash provided by our financing activities of $201,790,000 resulted primarily from proceeds from our debt financing and lines of credit of $157,322,000, proceeds from issuances of preferred and common stock of $72,292,000, which were partially offset by cash paid for principal debt payments of $20,787,000, preferred share dividends of $4,104,000, debt issuance costs of $1,818,000 and dividend payments to noncontrolling interests of $1,115,000.

Changes in Other Assets and Liabilities

Goodwill, net, decreased to $0 at December 31, 2008 from $88,168,000 at December 31, 2007 primarily as a result of our annual impairment analysis which caused us to write the balance down due to a lower current valuation as compared to the original purchase that created the goodwill.

Notes payable, net of current portion, decreased to $937,000 at December 31, 2008 from $151,188,000 at December 31, 2007 primarily as a result of an increase from loan proceeds used for construction activities at our ethanol plants which were completed in 2008, which increase was partially offset by amounts reclassified to current liabilities as the loans and Kinergy’s operating line of credit are both in default but presently under a forbearance agreement with the related lenders.

Debt Financing

Upon completion of our Stockton facility, our construction loans totaling $230 million converted to term loans with scheduled quarterly principal and interest payments due starting on December 31, 2008. We made the first payment at the end of 2008. We have been unable to make subsequent required principal and interest payments on these term loans, resulting in defaults under those loans. In February, 2009, we obtained a waiver and forbearance agreement with our lenders which was extended in March 2009. The waiver and forbearance agreement, as extended, provides that the lenders will forbear from exercising their rights and remedies under the Debt Financing commencing February 17, 2009 and ending on April 30, 2009. Further the waiver and forbearance agreement provides that we may withdraw funds otherwise required to be reserved in two accounts designated solely for the Stockton facility and the other for future debt service payments. The use of these funds provides approximately $5,385,000 million to us for operating activities. Further, the lenders have allowed us to cease payments of principal and interest due during the forbearance period. Upon expiration of the forbearance period, or our earlier default under the terms of the forbearance, we will be required to repay all outstanding amounts owed to our lenders. We are presently attempting to negotiate debt restructuring terms with our lenders. However, we cannot assure you that we will be able to successfully negotiate satisfactory terms with our lenders.

Kinergy Line of Credit

In February 2009, Kinergy determined that it had violated certain of its covenants, including its financial covenant for 2008. In February 2009, we entered into an amendment and forbearance agreement with our lender which was further amended in March 2009. The amendment identified certain defaults under the loan agreement as to which the lender agreed to forebear from exercising its rights and remedies commencing February 13, 2009 through April 30, 2009. During the forbearance period, Kinergy’s lender has authorized us to use this line of credit for Kinergy’s operations. The agreement reduced the aggregate amount of the credit facility from up to $40,000,000 to up to $10,000,000.

The agreement also increased the interest rates applicable to the loan. Kinergy may borrow under the credit facility based upon (i) a rate equal to (a) the London Interbank Offered Rate (“LIBOR”), divided by 0.90 (subject to change based upon the reserve percentage in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System), plus (b) 4.50% depending on the amount of Kinergy’s EBITDA for a specified period, or (ii) a rate equal to (a) the greater of the prime rate published by Wachovia Bank from time to time, or the federal funds rate then in effect plus 0.50%, plus (b) 2.25% depending on the amount of Kinergy’s EBITDA for a specified period. In addition, Kinergy is required to pay an unused line fee at a rate equal to 0.375% as well as other customary fees and expenses associated with the credit facility and issuances of letters of credit. Kinergy’s obligations under the loan agreement are secured by a first-priority security interest in all of its assets in favor of the lender.

Upon expiration of the forbearance period, or our earlier default under the terms of the forbearance, Kinergy will be required to repay all outstanding amounts owed to its lender. We are presently attempting to negotiate debt restructuring terms with this lender. However, we cannot assure you that we will be able to successfully negotiate satisfactory terms with this lender.

Notes Payable

In February 2009, we notified lenders that we would not be able to pay off their notes in the aggregate amount of $31.5 million due in March 2009. In February 2009, we entered into a forbearance agreement with the lenders which was amended in March 2009. Under the terms of the forbearance agreement, the lenders agreed to forbear from exercising their rights and remedies against us through April 30, 2009. We are presently attempting to negotiate debt restructuring terms with the lenders. However, we cannot assure you that we will be able to successfully negotiate satisfactory terms.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations (in thousands):

Contractual Obligations At December 31, 2008	2009	2010	2011	2012	2013	Thereafter	Total
Sourcing commitments(1)	$28,959	$—	$—	$—	$—	$—	$28,959
Debt principal(2)	67,981	15,581	26,176	24,134	13,976	158,509	306,357
Debt interest(2)	17,728	15,762	13,462	12,073	10,415	19,132	88,572
Operating leases(3)	3,103	3,082	2,701	2,035	1,657	8,794	21,372
Preferred dividends(4)	3,202	3,202	3,202	3,202	3,202	3,202	19,212
Total commitments	$120,973	$37,627	$45,541	$41,444	$29,250	$189,637	$464,472
__________
(1)	Unconditional purchase commitments for production materials incurred in the normal course of business.
(2)	Payments based on debt agreements as of December 31, 2008, and do not reflect current defaults and any potential change in terms from current negotiations with lenders.
(3)	Future minimum payments under non cancelable operating leases.
(4)	Represents dividends on 2,346,152 shares of Series B Preferred Stock.

The above table outlines our obligations as of December 31, 2008 and does not reflect the changes in our obligations that occurred after that date.

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

Going Concern Assumption

We have based our financial statements on the assumption of our operations continuing as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

We derive revenue primarily from sales of ethanol and related co-products. We recognize revenue when title transfers to our customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, we engage in three basic types of revenue generating transactions:

●	As a producer. Sales as a producer consist of sales of our inventory produced at our facilities.

●
As a merchant.  Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which we may or may not obtain physical control of the ethanol or co-products, though ultimately titled to us, in which shipments are directed from our suppliers to our terminals or direct to our customers but for which we accept the risk of loss in the transactions.

●
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

We have employed the principles detailed in Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, as guidance in our revenue recognition policies. Revenue from sales of third-party ethanol and its co-products is recorded net of costs when we are acting as an agent between the customer and supplier and gross when we are a principal to the transaction. Several factors are considered to determine whether we are acting as an agent or principal, most notably whether we are the primary obligor to the customer, whether we have inventory risk and related risk of loss or whether we add meaningful value to the vendor’s product or service. Consideration is also given to whether we have latitude in establishing the sales price or have credit risk, or both.

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

Consolidation of Variable Interest Entities.

We have determined that Front Range meets the definition of a variable interest entity under the Financial Accounting Standards Board’s, or FASB’s, Financial Interpretation No., or FIN, 46(R), Consolidation of Variable Interest Entities. We have also determined that we are the primary beneficiary and we are therefore required to treat Front Range as a consolidated subsidiary for financial reporting purposes rather than use equity investment accounting treatment. As a result, we have consolidated the financial results of Front Range, including its entire balance sheet with the balance of the noncontrolling interest displayed between liabilities and equity, and the income statement after intercompany eliminations with an adjustment for the noncontrolling interest in net income since our acquisition on October 17, 2006. Under FIN 46(R), and as long as we are deemed the primary beneficiary of Front Range, we must treat Front Range as a consolidated subsidiary for financial reporting purposes.

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

We account for goodwill and intangible assets with indefinite lives in accordance with SFAS No. 142. We review these assets at least annually or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the acquired assets. Any assessed impairments will be recorded permanently and expensed in the period in which the impairment is determined. If it is determined through our assessment process that any of our intangible assets require impairment charges, they will be recorded in the line item other operating charges in the consolidated statements of operations. During the year ended December 31, 2008, we performed our annual review of impairment and recognized an impairment loss of $87,047,000, the entire amount of our goodwill. We did not recognize any impairment losses for the years ended December 31, 2007 and 2006.

We evaluate impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that suggest the fair value of assets could be less then their net book value. In such event, we assess long-lived assets for impairment by determining their fair value based on the forecasted, undiscounted cash flows the assets are expected to generate plus the net proceeds expected from the sale of the asset. An impairment loss would be recognized when the fair value is less than the related asset’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, deflation and capital spending decisions of our customers. During the year ended December 31, 2008, we recognized an impairment loss on long-lived assets associated with our Imperial Valley ethanol production facility, which construction has been suspended, of $40,900,000. We did not recognize any impairment losses for the years ended December 31, 2007 and 2006.

In 2008, we completed construction of our ethanol production facilities, with installed capacity of 220 million gallons per year, our goal since 2005. During 2008, we, along with the ethanol industry as a whole, experienced significant volatility in the prices of ethanol and corn. Further, we incurred significant operating losses in the last half of 2008, which required us to make decisions about operating levels at each of our facilities. As a result, beginning in December 2008 and through the first quarter of 2009, we reduced our production. Currently we have ceased production at our Madera, Magic Valley and Stockton facilities. We continue to operate our Columbia and Front Range facilities. We continue to assess market conditions and when appropriate and with adequate available working capital, we plan to bring these facilities back to operation.  Given the national Renewable Fuel Standards requirements of ethanol, we believe the ethanol industry is viable and will recover in the near term.

At December 31, 2008, we performed our forecast of expected future cash flows of our facilities over their estimated useful lives. Such forecasts of expected future cash flows are heavily dependent upon management’s estimates of future market prices for ethanol, our primary product, and corn, our primary production input. As both ethanol and corn costs have fluctuated significantly in the past year, these estimates are highly subjective and are management’s best estimates at this time. Management developed estimated future prices consistent with market forecasts, including forecasts from the United States Department of Agriculture’s long-term forecast. Our forecasts assume that our facilities will only operate during periods when market price conditions yield acceptable operating margins. Our analysis resulted in total estimated undiscounted cash flows over the expected lives of our plant assets in excess of their carrying values. As a result, we did not determine the fair value of our facilities.

If 2008 average prices for ethanol and corn were used in our forecast rather than management’s estimate of future market prices, the projections would have resulted in estimated undiscounted cash flows below carrying values which would require us to compute their fair values. If we are required to compute the fair value in the future, we may use the work of a qualified valuation specialist who would assist us in examining replacement costs, recent transactions between third parties and cash flow that can be generated from operations. Given the recent completion of the facilities, replacement cost would likely approximate the carrying value of the facilities. However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities. Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy. Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact our financial position, results of operation and possibly any existing financial debt covenants. No adjustment has been made in these financial statements for this uncertainty.

Derivative Instruments and Hedging Activities

Our business and activities expose us to a variety of market risks, including risks related to changes in commodity prices and interest rates. We monitor and manage these financial exposures as an integral part of our risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. We account for our use of derivatives related to our hedging activities pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in which we recognize all of our derivative instruments in our statement of financial position as either assets or liabilities, depending on the rights or obligations under the contracts. We have designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales. Derivative instruments are measured at fair value, pursuant to the definition found in SFAS No. 107, Disclosures about Fair Value of Financial Instruments. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s effective gains and losses to be deferred in accumulated other comprehensive income (loss) and later recorded together with the gains and losses to offset related results on the hedged item in the statements of operations. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The estimated gains (losses) on our derivatives were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Commodity futures	$(2,791)	$(5,331)	$622
Interest rate options	1,382	(5,590)	(17)
Total	$(1,409)	$(10,921)	$605

Allowance for Doubtful Accounts

We primarily sell ethanol to gasoline refining and distribution companies and WDG to dairy operators and animal feed distributors. We had significant concentrations of credit risk from sales of our ethanol as of December 31, 2008, as described in Note 1 to our consolidated financial statements. However, those ethanol customers historically have had good credit ratings and historically we have collected amounts that were billed to those customers. Receivables from customers are generally unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

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

During the years ended December 31, 2008, 2007 and 2006, we recognized $2,191,000, $58,000 and $83,000, respectively, in bad debt expenses as a result of this policy.

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

Impact of New Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF No. 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. EITF No. 07-5 is effective for us beginning with its first quarter ended March 31, 2009. We do not expect the adoption of EITF No. 07-5 will have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We will adopt SFAS No. 141(R) to any business combinations after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. Upon adoption on January 1, 2009, we will present our noncontrolling interest in variable interest entity within stockholders’ equity in our consolidated balance sheets. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial condition or results of operations.

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

Commodity Risk – Cash Flow Hedges

As part of our risk management strategy, we use derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months. These hedging activities are conducted to protect gross margins to reduce the potentially adverse effects that market volatility could have on operating results by minimizing our exposure to price volatility on ethanol sale and purchase commitments where the price is to be set at a future date and/or if the contract specifies a floating or index-based price for ethanol that is based on either the New York Mercantile Exchange price of gasoline or the Chicago Board of Trade price of ethanol. In addition, we hedge anticipated sales of ethanol to minimize our exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against our purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold.

For the year ended December 31, 2008, a loss from ineffectiveness in the amount of $991,000 and an effective gain in the amount of $566,000 were recorded in cost of goods sold. For the year ended December 31, 2007, a gain from ineffectiveness in the amount of $2,832,000 and an effective loss in the amount of $1,680,000 were recorded in cost of goods sold. For the year ended December 31, 2006, losses from ineffectiveness in the amount of $239,000 and an effective loss in the amount of $438,000 were recorded in cost of goods sold. For the year ended December 31, 2006, an effective gain in the amount of $1,281,000 was recorded in sales. The notional balance of these derivatives as of December 31, 2008 and 2007 was $0 and $2,427,000, respectively.

Commodity Risk – Non-Designated Derivatives

As part of our risk management strategy, we use forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $2,395,000 (of which $1,131,000 is related to settled non-designated hedges), $6,484,000 and $0 as the change in the fair value of these contracts for the year ended December 31, 2008, 2007 and 2006, respectively. The notional balances remaining on the contracts as of December 31, 2008 and 2007 were $4,215,000 and $29,999,000, respectively.

Interest Rate Risk

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives we purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $18,990,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $57,654,000 is 5.01%-8.16% per annum.

These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the year ended December 31, 2008, gains from ineffectiveness in the amount of $4,999,000, gains from effectiveness in the amount of $75,000 and losses from undesignated hedges in the amount of $6,456,000 were recorded in other income (expense). These gains and losses resulted from our efforts to restructure our debt financing and therefore, making it not probable that the related borrowings would be paid as designated. As such we de-designated certain of our interest rate caps and swaps.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) relative to derivatives for the year ended December 31, 2008 is as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2008	$(455)	$(1,928)
Net changes	—	(2,637)
Less: Amount reclassified to cost of goods sold	455	—
Less: Amount reclassified to other income (expense)	—	4,565
Ending balance, December 31, 2008	$—	$—
—————
*Calculated on a pretax basis

The estimated fair values of our derivatives were as follows (in thousands):

	December 31,
	2008	2007
Commodity futures	$(951)	$(1,649)
Interest rate options	(6,545)	(7,091)
Total	$(7,496)	$(8,740)

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our internal control over financial reporting was effective.

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
Sacramento, California

We have audited Pacific Ethanol, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacific Ethanol, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pacific Ethanol, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Ethanol, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, of Pacific Ethanol, Inc. and our report dated March 31, 2009 expressed an unqualified opinion thereon.
/s/ HEIN & ASSOCIATES LLP

Irvine, California
March 31, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pacific Ethanol, Inc.
Sacramento, California

We have audited the accompanying consolidated balance sheets of Pacific Ethanol, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Ethanol, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in default under its loan agreements and has entered into forbearance agreements with each of the lenders under which the lenders agreed to forbear from exercising their rights until April 30, 2009 absent further defaults. In addition, the Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the very near term-term.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Ethanol, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2009 expressed an unqualified opinion on the effectiveness of Pacific Ethanol, Inc’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

Irvine, California
March 31, 2009

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
ASSETS	2008	2007
Current Assets:
Cash and cash equivalents	$11,466	$5,707
Investments in marketable securities	7,780	19,353
Accounts receivable, net of allowance for doubtful accounts of $2,210 and $58, respectively	23,823	28,034
Restricted cash	2,520	780
Inventories	18,408	18,540
Prepaid expenses	2,279	1,498
Prepaid inventory	2,016	3,038
Derivative instruments	7	1,613
Other current assets	3,592	3,630
Total current assets	71,891	82,193
Property and equipment, net	530,037	468,704
Other Assets:
Goodwill	—	88,168
Intangible assets, net	5,630	6,324
Other assets	9,276	6,211
Total other assets	14,906	100,703
Total Assets	$616,834	$651,600

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007
Current Liabilities:
Accounts payable – trade	$14,034	$22,641
Accrued liabilities	12,335	8,526
Accounts payable and accrued liabilities – construction-related	20,198	55,203
Contract retentions	106	5,358
Other liabilities – related parties	608	900
Current portion – long-term notes payable (including $31,500 and $0 due to a related party, respectively)	305,420	11,098
Short-term note payable	—	6,000
Derivative instruments	7,503	10,353
Total current liabilities	360,204	120,079

Notes payable, net of current portion (including $0 and $30,000 due to a related party, respectively)	937	151,188
Other liabilities	3,497	1,965

Total Liabilities	364,638	273,232

Commitments and contingencies (Notes 1, 6, 7 and 13)

Noncontrolling interest in variable interest entity	42,823	96,082

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 7,000,000 shares authorized; 0 and 5,315,625 shares issued and outstanding as of December 31, 2008 and 2007, respectively	—	5
Series B: 3,000,000 shares authorized; 2,346,152 and 0 shares issued and outstanding as of December 31, 2008 and 2007, respectively	2	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,750,319 and 40,606,214 shares issued and outstanding as of December 31, 2008 and 2007, respectively	58	41
Additional paid-in capital	479,034	402,932
Accumulated other comprehensive loss	—	(2,383)
Accumulated deficit	(269,721)	(118,309)
Total stockholders’ equity	209,373	282,286

Total Liabilities and Stockholders’ Equity	$616,834	$651,600

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Net sales (including $1, $6,205 and $16,985 to a related party, respectively)	$703,926	$461,513	$226,356
Cost of goods sold	737,331	428,614	201,527
Gross profit (loss)	(33,405)	32,899	24,829
Selling, general and administrative expenses	31,796	30,822	24,641
Impairment of goodwill	87,047	—	—
Impairment of asset group	40,900	—	—
Income (loss) from operations	(193,148)	2,077	188
Other income (expense), net	(6,068)	(6,801)	3,426
Income (loss) before noncontrolling interest in variable interest entity and provision for income taxes	(199,216)	(4,724)	3,614
Noncontrolling interest in variable interest entity	52,669	(9,676)	(3,756)
Loss before provision for income taxes	(146,547)	(14,400)	(142)
Provision for income taxes	—	—	—
Net loss	$(146,547)	$(14,400)	$(142)
Preferred stock dividends	$(4,104)	$(4,200)	$(2,998)
Deemed dividend on preferred stock	(761)	(28)	(84,000)
Loss available to common stockholders	$(151,412)	$(18,628)	$(87,140)
Loss per share, basic and diluted	$(3.02)	$(0.47)	$(2.50)
Weighted-average shares outstanding, basic and diluted	50,147	39,895	34,855

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Net loss	$(146,547)	$(14,400)	$(142)
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Net change in the fair value of derivatives, net of tax	2,383	(2,579)	196
Unrealized gain (loss) on restricted available-for-sale securities	—	(349)	349
Comprehensive income (loss)	$(144,164)	$(17,328)	$403

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2006	—	$—	28,874	$29	$42,071	$—	$(13,584)	$28,516
Cumulative effect adjustment (Note 12)	—	—	—	—	—	—	1,043	1,043
Issuance of preferred stock, net of offering costs of $1,434	5,250	5	—	—	82,561	—	—	82,566
Beneficial conversion feature on issuance of preferred stock and preferred dividend declared	—	—	—	—	84,000	—	(86,998)	(2,998)
Issuance of common stock for private investment in public equity, net of offering costs of $7,381	—	—	5,497	5	137,614	—	—	137,619
Exercise of warrants and Accessity options	—	—	71	—	89	—	—	89
Share-based compensation expense – restricted stock to employees and directors, net of cancellations	—	—	894	1	3,047	—	—	3,048
Common stock issued for purchase of 42% interest in Front Range	—	—	2,082	2	30,006	—	—	30,008
Fair value of warrants issued for purchase of 42% interest in Front Range	—	—	—	—	5,087	—	—	5,087
Collection of stockholder receivable	—	—	—	—	1	—	—	1
Share-based compensation expense – options and warrants to employees and consultants	—	—	—	—	3,201	—	—	3,201
Stock issued for exercise of warrants for cash	—	—	2,518	3	8,556	—	—	8,559
Stock issued for cashless exercise of warrants	—	—	150	—	—	—	—	—
Stock issued for exercise of stock options for cash	—	—	183	—	1,303	—	—	1,303
Comprehensive income	—	—	—	—	—	545	(142)	403
Balances, December 31, 2006	5,250	$5	40,269	$40	$397,536	$545	$(99,681)	$298,445

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (CONTINUED)
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

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (CONTINUED)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, January 1, 2008	5,316	$5	40,606	$41	$402,932	$(2,383)	$(118,309)	$282,286
Issuance of preferred stock, net of offering costs of $156	2,346	2	—	—	45,641	—	—	45,643
Conversion of preferred stock to common stock	(5,316)	(5)	10,632	10	(5)	—	—	—
Issuance of common, net of offering costs of $62	—	—	6,000	6	26,642	—	—	26,648
Share-based compensation expense – restricted stock to employees and directors, net of cancellations	—	—	512	1	2,981	—	—	2,982
Fair value of warrant issued	—	—	—	—	82	—	—	82
Deemed dividend and preferred stock dividends declared	—	—	—	—	761	—	(4,865)	(4,104)
Comprehensive loss	—	—	—	—	—	2,383	(146,547)	(144,164)
Balances, December 31, 2008	2,346	$2	57,750	$58	$479,034	$—	$(269,721)	$209,373

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Operating Activities:
Net loss	$(146,547)	$(14,400)	$(142)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Impairment of goodwill	87,047	—	—
Impairment of asset group	40,900	—	—
Depreciation and amortization of intangibles	26,635	17,513	4,402
Inventory valuation	6,415	144	159
Noncontrolling interest in variable interest entity	(52,669)	9,676	3,756
Loss on derivative instruments	1,138	6,617	162
Amortization of deferred financing fees	2,018	4,726	1,069
Non-cash compensation and consulting expense	3,015	2,225	6,248
(Gain) loss on disposal of equipment	(27)	81	—
Bad debt expense	2,191	58	83
Changes in operating assets and liabilities:
Accounts receivable	2,020	1,230	(20,939)
Restricted cash	(1,740)	787	(1,570)
Notes receivable, related party	—	—	136
Inventories	(1,596)	(11,089)	(3,856)
Prepaid expenses and other assets	(4,126)	(1,649)	(1,030)
Prepaid inventory	1,022	(1,009)	(679)
Accounts payable and accrued expenses	(20,579)	10,332	2,498
Accounts payable and accrued expenses, related party	(292)	(8,524)	1,559
Net cash provided by (used in) operating activities	$(55,175)	$16,718	$(8,144)
Investing Activities:
Additions to property and equipment	$(152,635)	$(210,482)	$(82,454)
Proceeds from sales of available-for-sale investments	11,573	19,417	—
Restricted cash designated for construction projects	—	24,851	(24,851)
Advances on equipment	—	—	(9,041)
Purchases of available-for-sale investments	—	—	(28,962)
Acquisition of 42% interest in Front Range, net of cash received	—	—	(29,514)
Proceeds from sale of equipment	206	—	—
Net cash used in investing activities	$(140,856)	$(166,214)	$(174,822)
Financing Activities:
Proceeds from borrowings	$157,322	$137,725	$1,950
Net proceeds from issuance of preferred stock and warrants	45,643	—	82,566
Net proceeds from issuance of common stock and warrants	26,649	—	137,619
Proceeds from exercise of warrants and stock options	—	2,257	9,951
Cash paid for debt issuance costs	(1,818)	(10,261)	(3,036)
Principal payments paid on borrowings	(20,787)	(8,737)	(1,005)
Principal payments paid on borrowings (related party)	—	—	(3,600)
Preferred share dividend paid	(4,104)	(4,200)	(1,948)
Dividend payments to noncontrolling interests	(1,115)	(5,634)	—
Receipt of stockholder receivable	—	—	1
Net cash provided by financing activities	$201,790	$111,150	$222,498
Net increase (decrease) in cash and cash equivalents	5,759	(38,346)	39,532
Cash and cash equivalents at beginning of period	5,707	44,053	4,521
Cash and cash equivalents at end of period	$11,466	$5,707	$44,053

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the Years Ended December 31,
	2008	2007	2006

Supplemental Information:
Interest paid ($9,186, $8,494 and $671 capitalized)	$20,602	$9,467	$966
Non-cash financing and investing activities:
Preferred stock dividend declared	$—	$1,050	$1,050
Deemed dividend on preferred stock (Note 9)	$761	$28	$84,000
Unrealized gain on restricted available-for-sale securities	$—	$(349)	$349
Accrued additions to construction in progress	$—	$52,172	$3,031
Accounts payable converted to short-term note payable	$1,500	$6,000	$—
Transaction costs associated with acquisition of 42% interest in Front Range	$—	$—	$304
Issuance of common stock associated with acquisition of 42% interest in Front Range	$—	$—	$30,008
Issuance of warrant associated with acquisition of 42% interest in Front Range	$—	$—	$5,087
Cumulative effect adjustment (Note 12)	$—	$—	$2,134
Capital lease obligations	$810	$203	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS.

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

In September 2008, the Company completed construction of its fourth ethanol plant. The Company’s four ethanol plants, which produce ethanol and its co-products, are as follows:

Facility Name	Facility Location	Date Operations Began	Estimated Annual Production Capacity (gallons)

Stockton	Stockton, CA	September 2008	60,000,000
Magic Valley	Burley, ID	April 2008	60,000,000
Columbia	Boardman, OR	September 2007	40,000,000
Madera	Madera, CA	October 2006	40,000,000

In addition, the Company owns a 42% interest in Front Range, which owns a plant located in Windsor, Colorado, with annual production capacity of up to 50 million gallons. The Company also intends to either construct or acquire additional production facilities as financial resources and business prospects make the construction or acquisition of these facilities advisable.

On October 17, 2006, Pacific Ethanol and PEI California entered into an agreement with Eagle Energy, LLC (“Eagle Energy”) to acquire Eagle Energy’s 42% ownership interest in Front Range by paying cash and issuing common stock and a warrant to purchase common stock of the Company in a transaction valued at $65,612,000. The results of operations for the year ended December 31, 2006 consist of the Company’s operations for the twelve months and the operations of Front Range from October 18, 2006 through December 31, 2006. (See Note 2)

On March 23, 2005, the Company completed a share exchange transaction with the shareholders of PEI California and the holders of the membership interests of each of Kinergy and ReEnergy, pursuant to which the Company acquired all of the issued and outstanding capital stock of PEI California and all of the outstanding membership interests of Kinergy and ReEnergy (the “Share Exchange Transaction”). Immediately prior to the consummation of the Share Exchange Transaction, the Company’s predecessor, Accessity Corp., a New York corporation (“Accessity”), reincorporated in the State of Delaware under the name “Pacific Ethanol, Inc” through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the reincorporation (the “Reincorporation Merger”). In connection with the Reincorporation Merger, the shareholders of Accessity became stockholders of the Company and the Company succeeded to the rights, properties and assets and assumed the liabilities of Accessity. (See Note 2)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Liquidity – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Pacific Ethanol, each of its wholly-owned subsidiaries, and effective October 17, 2006, Front Range. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of ethanol industry conditions that have negatively affected the Company’s business, the Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the very near term. The Company has suspended operations at three of its four wholly-owned ethanol production facilities due to market conditions and in an effort to conserve capital. The Company has also taken and expects to take additional steps to preserve liquidity. However, despite any additional cost-saving steps the Company may take, the Company believes that it has sufficient working capital to continue operations only until approximately April 30, 2009 at the latest unless it successfully restructures its debt, experiences a significant improvement in margins and obtains other sources of liquidity.

The Company is in default under its construction-related term loans in the aggregate amount of approximately $246.5 million and under Kinergy’s revolving line of credit as well as $31.5 million in notes payable to another lender. In February 2009, the Company entered into forbearance agreements with each of the lenders, which were amended in March 2009, under which the lenders agreed to forbear from exercising their rights until April 30, 2009 absent further defaults. The Company classified these debt obligations as current liabilities in its consolidated financial statements and of and for the year ended December 31, 2008. Although the Company is actively pursuing a number of alternatives, including seeking to restructure its debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that the Company will be successful. If the Company cannot restructure its debt and obtain sufficient liquidity in the very near term, it may need to seek protection under the U.S. Bankruptcy Code.

The consolidated financial statements do not include any other adjustments that might result from the outcome of these negotiations. (See Note 7.)

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Investments in Marketable Securities – The Company’s short-term investments consists of amounts held in money market portfolio funds and United States Treasury Securities, which represents funds available for current operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments are classified as available-for-sale and are carried at their fair market value. These securities have stated maturities beyond three months but were priced and traded as short-term instruments. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses on sales of available-for-sale securities are computed based upon the initial cost adjusted for any other-than-temporary declines in fair value. The cost of investments sold is determined on the specific identification method.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies and WDG to dairy operators and animal feed distributors generally without requiring collateral. Due to a limited number of ethanol customers, the Company had significant concentrations of credit risk from sales of ethanol as of December 31, 2008 and 2007, as described below.

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

The allowance for doubtful accounts was $2,210,000 and $58,000 as of December 31, 2008 and 2007, respectively. The Company recorded bad debt expense of $2,191,000, $58,000 and $83,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. Some of the accounts maintained by the Company at financial institutions are insured by the Federal Deposit Insurance Corporation. The Company’s uninsured balance was $10,422,000 and $8,460,000 as of December 31, 2008 and 2007, respectively. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk of loss of cash.

The Company sells fuel-grade ethanol to gasoline refining and distribution companies. The Company had sales from customers representing 10% or more of total net sales as follows:

	Years Ended December 31,
	2008	2007	2006
Customer A	19%	16%	12%
Customer B	13%	16%	9%
Customer C	3%	6%	13%

As of December 31, 2008, the Company had receivables from these customers of approximately $6,829,000, representing 29% of total accounts receivable. As of December 31, 2007, the Company had receivables from these customers of approximately $4,983,000, representing 18% of total accounts receivable.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company purchases fuel-grade ethanol and corn, its largest cost component in producing ethanol, from its suppliers. The Company had purchases from ethanol and corn suppliers representing 10% or more of total purchases in the purchase and production of ethanol as follows:

	Years Ended December 31,
	2008	2007	2006
Supplier A	27%	14%	6%
Supplier B	22%	20%	0%
Supplier C	5%	9%	17%
Supplier D	5%	9%	11%
Supplier E	0%	13%	22%

Restricted Cash – Current Asset – The restricted cash balance of $2,520,000 and $780,000 as of December 31, 2008 and 2007, respectively, was the balance of deposits held at the Company’s trade broker in connection with trading instruments entered into as part of the Company’s hedging strategy.

Inventories – Inventories consist primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$9,000	$3,647
Work in progress	1,895	1,809
Finished goods	5,994	12,064
Other	1,519	1,020
Total	$18,408	$18,540

Property and Equipment – Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Facilities and plant equipment	10 – 25 years
Other equipment, vehicles and furniture	5 – 10 years
Water rights	99 years

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets – Intangible assets have been identified as assets with definite lives. The Company will amortize these assets using the straight-line method over their established lives, generally 2-10 years. Additionally, the Company will test these assets with established lives for impairment if conditions exist that indicates that carrying values may not be recoverable. Possible conditions leading to the unrecoverability of these assets include changes in market conditions, changes in future economic conditions or changes in technological feasibility that impact the Company’s assessments of future operations. If the Company determines that an impairment charge is needed, the charge will be recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

Derivative Instruments and Hedging Activities – Beginning in 2006, the Company implemented a policy to minimize its exposure to commodity price risk associated with certain anticipated commodity purchases and sales and interest rate risk associated with anticipated corporate borrowings by using derivative instruments. The Company accounts for its derivative transactions in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Derivative transactions, which can include forward contracts and futures positions on the New York Mercantile Exchange and the Chicago Board of Trade and interest rate caps and swaps are recorded on the balance sheet as assets and liabilities based on the derivative’s fair value. Changes in the fair value of the derivative contracts are recognized currently in income unless specific hedge accounting criteria are met. If derivatives meet those criteria, effective gains and losses are deferred in accumulated other comprehensive income (loss) and later recorded together with the hedged item in income. For derivatives designated as a cash flow hedge, the Company formally documents the hedge and assesses the effectiveness with associated transactions. The Company has designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table computes basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Numerator (basic and diluted):
Net loss	$(146,547)	$(14,400)	$(142)
Preferred stock dividends	(4,104)	(4,200)	(2,998)
Deemed dividend on preferred stock	(761)	(28)	(84,000)
Loss available to common stockholders	$(151,412)	$(18,628)	$(87,140)
Denominator:
Weighted-average common shares outstanding – basic and diluted	50,147	39,895	34,855
Loss per share – basic and diluted	$(3.02)	$(0.47)	$(2.50)

There were an aggregate of 10,930,000, 10,750,000 and 14,568,000 of potentially dilutive shares from stock options, common stock warrants and convertible securities outstanding as of December 31, 2008, 2007 and 2006, respectively. These options, warrants and convertible securities were not considered in calculating diluted loss per common share for the years ended December 31, 2008, 2007 and 2006, as their effect would be anti-dilutive. As a result, for each of the years ended December 31, 2008, 2007 and 2006, the Company’s basic and diluted loss per share are the same.

Financial Instruments – SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The carrying value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. Except as noted below, the Company believes the carrying values of its notes payable and long-term debt approximate fair value because the interest rates on these instruments are variable.

The Company believes the carrying values and estimated fair values of its notes payable and long-term debt are as follows at December 31, 2008 (in thousands):

Carrying Value	$306,357
Estimated Fair Value	$139,568

The Company estimated the fair value of its notes payable and long-term debt associated with its Debt Financing currently in forbearance consistent with its related interest rate caps and swaps. As discussed in Note 14, the Company applied a 40% standard market recovery rate to its caps and swaps, and accordingly, applied the rate to its related debt carrying value. For all other notes payable and long-term debt, fair value approximates carrying value. As of December 31, 2008 and 2007, the fair value of the Company’s other financial instruments approximated their carrying values.

Fair Value Measurements – On January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurements, which defines a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurement. The SFAS No. 157 requirements for certain nonfinancial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB Staff Position 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 14.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows for the year ended December 31, 2008.

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

Recently Issued Accounting Pronouncements – In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF No. 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. EITF No. 07-5 is effective for the Company beginning with its first quarter ended March 31, 2009. The Company does not expect the adoption of EITF No. 07-5 will have a material impact on its financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material impact to its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt SFAS No. 141(R) to any business combinations after January 1, 2009.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. Upon adoption on January 1, 2009, the Company will present its Noncontrolling Interest in Variable Interest Entity within Stockholders’ Equity in its consolidated balance sheets. The Company does not expect the adoption of SFAS No. 160 to have a material impact to its financial condition or results of operations.

2.	ACQUISITION OF INTEREST IN FRONT RANGE.

On October 17, 2006, the Company entered into a Membership Interest Purchase Agreement with Eagle Energy to acquire Eagle Energy’s 42% interest in Front Range. Front Range was formed on July 29, 2004 to construct and operate a 50 million gallon dry mill ethanol plant in Windsor, Colorado. Front Range began producing ethanol in June 2006.

As consideration for the acquisition of Eagle Energy’s interest in Front Range, the Company paid to Eagle Energy $30,000,000 in cash, 2,081,888 shares of common stock valued at $30,008,000 under the valuation provisions of the agreement and a warrant to purchase up to 693,963 shares of common stock at an exercise price of $14.41 per share. The warrant expired unexercised on October 17, 2007. The Company utilized EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, to establish the market price of the securities issued in the transaction where the measurement date was determined to be the date at which the number of acquirer shares and the amount of consideration becomes fixed and determinable without subsequent revision. In the transaction, the measurement date on which the shares to be issued became fixed and determinable was October 17, 2006 and the common stock valuation price was $14.41 per share, pursuant to the terms of the Front Range acquisition agreement, whereby the 10-day volume-weighted-average trading price prior to closing was used in determining the number of exercisable shares in the warrant. Using the Black-Scholes option-pricing model, the value of this warrant on the measurement date was $5,087,000. The total value of the consideration paid to Eagle Energy was $65,095,000. The Company incurred, and has capitalized, transaction costs associated with this acquisition of $517,000. The following summarizes the Company’s estimated fair values of the Front Range tangible and intangible assets and liabilities acquired, which have been revised for activity in 2007 as discussed in Note 4 (in thousands):

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company entered into a WDG marketing and services agreement with Front Range on August 19, 2005 (amended October 17, 2006) that provided the Company with the exclusive right to market and sell all of Front Range’s WDG production. The Company is to receive the greater of a 5% fee of the amount sold or $2.00 per ton. The WDG marketing and services agreement has a term of two and a half years with provisions for annual automatic renewal thereafter. In February 2009, the Company and Front Range terminated this agreement and entered into a new agreement with similar terms. The revised WDG marketing and services agreement continues through May 2009.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s acquisition of its ownership interest in Front Range does not impact the Company’s rights or obligations under any of these agreements.

3.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Facilities and plant equipment	$549,829	$262,235
Land	5,778	5,848
Other equipment, vehicles and furniture	4,787	3,703
Water rights – capital lease	1,613	1,613
Construction in progress	11,655	213,157
	573,662	486,556
Accumulated depreciation	(43,625)	(17,852)
	$530,037	$468,704

In connection with the Company’s construction of its four ethanol production facilities, it has recorded capitalized interest during their construction and is included in property and equipment. At December 31, 2008, capitalized interest of $16,270,000 is included in facilities and plant equipment and $1,410,000 is included in construction in progress. At December 31, 2007, capitalized interest of $5,961,000 is included in construction in progress. Depreciation expense was $25,940,000, $13,682,000 and $2,284,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2008, the Company performed its impairment analysis for the asset group associated with its suspended plant construction project in the Imperial Valley near Calipatria, California (“Imperial Project”). The asset group consisted of construction in progress of $43,751,000. In addition, the Imperial Project had construction-related accounts payable and accrued expenses of $17,245,000. The Company does not intend to resume construction of its Imperial Project. In November, 2008, the Company began proceedings to liquidate these assets and liabilities. After assessing the estimated undiscounted cash flows, the Company recorded an impairment charge of $40,900,000, thereby reducing its property and equipment by that amount. To the extent the Company is relieved of the related liabilities, the Company may record a gain in the period in which the relief occurs.

The ethanol industry has experienced significant adverse conditions over the course of the last 12 months, including prolonged negative operating margins. The Company has also experienced these adverse conditions as well as severe working capital and liquidity shortages, and in response to such conditions, the Company has reduced its production significantly until market conditions resume to acceptable levels and working capital becomes available. The Company first reduced production in December 2008 and continued to reduce production through the first quarter of 2009. As of the end of February 2009, the Company has ceased production at its Madera, Magic Valley and Stockton facilities. The Company continues to operate its Columbia and Front Range facilities. The Company continues to assess market conditions and when appropriate, provided it has adequate available working capital, the Company plans to bring these facilities back to operation.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2008, the Company completed construction of its ethanol production facilities, with installed capacity of 220 million gallons per year, its goal since 2005. The carrying value of these facilities at December 31, 2008 was approximately $436.0 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets in accordance with SFAS No. 144, management has evaluated the facilities for possible impairment based on projected future cash flows from operations of these facilities, including the above mentioned suspensions of its facilities in the near term. Management has determined that the undiscounted cash flows from operations of these facilities over their estimated useful lives exceed their carrying values, and therefore, no impairment has been recognized at December 31, 2008. In determining future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. If the Company were required to compute the fair value in the future, it may use the work of a qualified valuation specialist who would assist it in examining replacement costs, recent transactions between third parties and cash flow that can be generated from operations. Given the recent completion of the facilities, replacement cost would likely approximate the carrying value of the facilities. However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities. Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy. Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operation. No adjustment has been made in these financial statements for this uncertainty.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS.

The table below represents the net balances for goodwill and intangible assets (in thousands):

		December 31, 2008			December 31, 2007
	Useful Life (Years)	Gross	Accumulated Amortization/ Impairment	Net Book Value	Gross	Accumulated Amortization/ Impairment	Net Book Value
Non-Amortizing:
Goodwill recognized in business combinations		$88,168	$88,168	$—	$88,168	$—	$88,168
Tradename		2,678	—	2,678	2,678	—	2,678
Amortizing:
Customer relationships	10	4,741	1,789	2,952	4,741	1,314	3,427
Non-compete covenants	2-3	1,095	1,095	—	1,095	876	219
Total goodwill and intangible assets		$96,682	$91,052	$5,630	$96,682	$2,190	$94,492

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

In 2008, the Company adjusted its goodwill associated with its acquisition of ownership interests in Front Range resulting in a decrease of goodwill of $1,121,000. Additionally, the Company performed its annual review of impairment of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, as of March 31, 2008. The Company’s annual review estimated the fair value of its single reporting unit to be below its carrying value. As a result, the Company recognized an impairment charge on its remaining goodwill of $87,047,000, reducing its goodwill balance to zero. The Company did not record any goodwill impairments for the years ended December 31, 2007 and 2006.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tradename – The Company recorded tradename of $2,678,000 as part of the Share Exchange Transaction. The Company determined that the tradename has an indefinite life and therefore, rather than being amortized, will, be tested annually for impairment. The Company did not record any impairment on its tradename for the years ended December 31, 2008, 2007 and 2006.

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

Amortization expense associated with intangible assets totaled $693,000, $3,831,000 and $1,714,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted-average unamortized life of the customer relationships is 6.2 years.

The expected amortization expense relating to amortizable intangible assets in each of the five years after December 31, 2008, are (in thousands):

Years Ended December 31,	Amount
2009	$474
2010	474
2011	474
2012	474
2013	474
Thereafter	582
Total	$2,952

5.	SHORT-TERM NOTE PAYABLE.

In November 2007, the Company issued an unsecured note payable for $6,000,000 to finance short-term cash needs related to its plant construction activities. This note was for final construction costs related to its Columbia facility and did not result in any cash proceeds to the Company. The note required monthly principal payments of $500,000 and accrued interest. The note was paid in full at December 31, 2008.

6.	DERIVATIVES.

The business and activities of the Company expose it to a variety of market risks, including risks related to changes in commodity prices and interest rates. The Company monitors and manages these financial exposures as an integral part of its risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. The Company accounts for its use of derivatives related to its hedging activities pursuant to SFAS No. 133, under which the Company recognizes all of its derivative instruments in its statement of financial position as either assets or liabilities, depending on the rights or obligations under the contracts, unless the contracts qualify as a normal purchase or normal sale as further discussed below. The Company has designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales. Derivative instruments are measured at fair value. Changes in the derivative’s fair value are recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s effective gains and losses to be deferred in accumulated other comprehensive income (loss) and later recorded together with the gains and losses to offset related results on the hedged item in income. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Contracts designated and documented as normal purchases or normal sales are not recorded at fair value.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold.

For the year ended December 31, 2008, a loss from ineffectiveness in the amount of $991,000 and an effective gain in the amount of $566,000 were recorded in cost of goods sold. For the year ended December 31, 2007, a gain from ineffectiveness in the amount of $2,832,000 and an effective loss in the amount of $1,680,000 were recorded in cost of goods sold. For the year ended December 31, 2006, losses of ineffectiveness in the amount of $239,000 and an effective loss in the amount of $438,000 was recorded in cost of goods sold. For the year ended December 31, 2006, an effective gain in the amount of $1,281,000 was recorded in net sales. The notional balances remaining on these derivatives as of December 31, 2008 and 2007 were $0 and $2,427,000, respectively.

Commodity Risk – Non-Designated Hedges – As part of the Company’s risk management strategy, it uses forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized a loss of $2,395,000 (of which $1,131,000 is related to settled non-designated hedges), $6,484,000 and $0 as the change in the fair value of these contracts for the years ended December 31, 2008, 2007 and 2006, respectively. The notional balances remaining on these contracts as of December 31, 2008 and 2007 were $4,215,000 and $29,999,000, respectively.

Interest Rate Risk – As part of the Company’s interest rate risk management strategy, the Company uses derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $18,990,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $57,654,000 is 5.01%-8.16% per annum.

These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the year ended December 31, 2008, gains from ineffectiveness in the amount of $4,999,000, gains from effectiveness in the amount of $75,000 and losses from undesignated hedges in the amount of $6,456,000 were recorded in other income (expense). These gains and losses resulted primarily from the Company’s efforts to restructure its debt financing and, therefore, making it not probable that the related borrowings would be paid as designated. As such the Company de-designated certain of its interest rate caps and swaps.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2007, losses from ineffectiveness in the amount of $4,836,000, losses from effectiveness in the amount of $147,000 and losses from undesignated hedges in the amount of $606,000 were recorded in other income (expense). These losses resulted primarily from the Company’s deferral of constructing its Imperial Valley facility. (See Note 3.) During the year ended December 31, 2006, ineffectiveness in the amount of $24,000 was recorded in other income (expense). Amounts remaining in accumulated other comprehensive income (loss) were reclassified to income upon the recognition of the hedged interest expense.

The Company marked its derivative instruments to fair value at each period end, except for those derivative contracts that qualified for the normal purchase and sale exemption under SFAS No. 133.

Accumulated Other Comprehensive Income – Accumulated other comprehensive income relative to derivatives is as follows (in thousands):

	Commodity Derivatives	Interest Rate Derivatives
	Gain/(Loss)*	Gain/(Loss)*
Beginning balance, January 1, 2008	$(455)	$(1,928)
Net changes	—	(2,637)
Less: Amount reclassified to cost of goods sold	455	—
Less: Amount reclassified to other income (expense)	—	4,565
Ending balance, December 31, 2008	$—	$—
__________
*Calculated on a pretax basis

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEBT.

Long-term borrowings are summarized in the table below (in thousands):

	December 31,
	2008	2007
Plant term loans, in forbearance	$227,308	$92,308
Plant working capital lines of credit, in forbearance	19,175	9,200
Kinergy operating line of credit, in forbearance	10,482	6,217
Notes payable to related party, in forbearance	31,500	30,000
Swap note, due 2011	14,987	16,370
Variable rate note, due 2011	582	6,930
Long-term revolving note	—	—
Front Range operating line of credit	1,200	—
Water rights capital lease obligations	1,123	1,261
	306,357	162,286
Less short-term portion	(305,420)	(11,098)
Long-term debt	$937	$151,188

Plant Term Loans & Working Capital Lines of Credit – On February 27, 2007, the Company closed a debt financing transaction in the aggregate amount of up to $325,000,000 through certain of its wholly-owned indirect subsidiaries (the “Borrowers”). The primary purpose of the debt financing (the “Debt Financing”) was to provide debt financing for the development, construction, installation, engineering, procurement, design, testing, start-up, operation and maintenance of five ethanol production facilities. On November 27, 2007, the Company amended the agreement to apply to four ethanol production facilities, thereby reducing the aggregate amount of available financing to up to $250,769,000. During 2008, the Company completed construction of its Magic Valley and Stockton plants, each resulting in total draws on the Company’s plant term loans and working capital lines of $69,231,000 and $5,000,000, respectively. In addition, the Company utilized approximately $825,000 of its working capital and letter of credit facility to obtain a letter of credit, which was outstanding at December 31, 2008.

The Debt Financing, as amended, included:

•
four construction loan facilities in an aggregate amount of up to $230,769,000. Loans made under the construction loan facilities do not amortize, but require payment of accrued interest, and were fully due and payable on the earlier of October 27, 2008 or the date the construction loans made thereunder were converted into term loans (the “Conversion Date”), the latter of which was the date the last of the four plants achieved commercial operations. On October 27, 2008, the Company achieved commercial operations of its last plant, and at that time converted its construction loans into term loans;

•
four term loan facilities in an aggregate amount of up to $230,769,000, which were intended to refinance the loans made under the construction loan facilities. The term loans are to be repaid ratably by each Borrower on a quarterly basis from and after the Conversion Date in an amount equal to 1.5% of the aggregate original principal amount of the corresponding term loan. The remaining principal balance and all accrued and unpaid interest on the term loans are fully due and payable on the date that is 84 months after the Conversion Date; and

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
a working capital and letter of credit facility in an aggregate amount of up to $20,000,000 ($5,000,000 per facility) that is fully due and payable on the date that is 12 months after the Conversion Date. During the term of the working capital and letter of credit facility, the Borrowers may borrow, repay and re-borrow amounts available under the facility.

Loans and letters of credit under the Debt Financing are subject to conditions precedent, including, among others, the absence of a material adverse effect; the absence of defaults or events of defaults; the accuracy of certain representations and warranties; the maintenance of a debt-to-equity ratio that is not in excess of 65:35; the contribution of all required equity by the Company to the Borrowers; and the attainment of at least a 1.5-to-1.0 debt service coverage ratio. Loans made under the construction and term loan facilities may not be re-borrowed once repaid or re-borrowed once prepaid.

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

In connection with the Debt Financing, the Company also entered into a Sponsor Support Agreement under which the Company is to provide limited contingent equity support in connection with the development, construction, installation, engineering, procurement, design, testing, start-up and maintenance of the four ethanol production facilities. In particular, the Company has agreed to provide a warranty with respect to all ethanol plants other than its Madera facility, which is under standard warranty through the contractor. The warranty obligations of the Company with respect to the other three facilities extend one year beyond the commercial operations start date of each facility. The warranty obligations will cease in October 2009, one year from the date the final ethanol plant started commercial operations. The Company’s obligations under the warranty are capped at approximately $28,000,000. Until the Company’s contingent equity obligations have been fully performed or the warranty period has expired, the Company may not incur any secured indebtedness for borrowed money, grant liens on its assets or provide any secured credit enhancements in an aggregate amount in excess of $10,000,000 unless the Company provides the lenders under the Debt Financing with the same liens or credit support.

The Company incurred $13,317,000 of costs associated with the completion of the Debt Financing arrangement and has capitalized these costs in other assets, except the portion amortizing during the next twelve months, which is classified in other current assets. In connection with the amendment discussed above, the Company recognized a write-off of the corresponding facility’s related unamortized financing costs of approximately $1,962,000 for the year ended December 31, 2007. For the other facilities, the Company recognized amortization of financing costs of approximately $2,018,000 and $2,764,000 for the years ended December 31, 2008 and 2007. The remaining unamortized financing costs continue to be amortized over a seven-year life.

In March 2008, the Company became aware of various events or circumstances which constituted defaults under its credit agreement. On March 26, 2008, the Company obtained waivers from its lenders as to these defaults and was required to pay the lenders a consent fee in an aggregate amount of $521,000. In addition to the waivers, the Company’s lenders agreed to amend the Debt Financing. These amendments include an increase in the frequency with which the Company is to deposit certain revenues into a restricted account each month, an increase of allowable Eurodollar loans from a maximum of seven to a maximum of ten, and the Company was required to pay all remaining project costs on its Madera and Columbia plants by May 16, 2008.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February, 2009, the Company became aware of new and potential events which constituted defaults under its credit agreement. In February 2009, the Company obtained a waiver and forbearance agreement with its lenders which was extended in March 2009. The waiver and forbearance agreement, as extended, provides that the lenders will forbear from exercising their rights and remedies under the Debt Financing commencing February 17, 2009 and ending on April 30, 2009. Further the waiver and forbearance agreement provides that the Company may withdraw funds otherwise required to be reserved in two accounts designated solely for the Stockton facility and the other for future debt service payments. The use of these funds provides approximately $5,385,000 million to the Company for operating activities. Further, the lenders have allowed the Company to cease payments of principal and interest due during the forbearance period. Finally, under the terms of the forbearance agreement, the Company’s obligations will accrue interest at a rate that is based on the Prime Rate as published by the Wall Street Journal plus applicable spreads, resulting in rates ranging from 8.29% to 9.35%. Upon expiration of the forbearance period, or the Company’s earlier default under the terms of the forbearance, the Company will be required to repay all outstanding amounts owed to its lenders. The Company is presently attempting to negotiate debt restructuring terms with its lenders. However, the Company cannot provide any assurance that it will be able to successfully negotiate satisfactory terms with its lenders.

Kinergy Operating Line of Credit – Kinergy was originally a party to a $17,500,000 credit facility dated as of August 17, 2007 with Comerica Bank. Kinergy’s obligations to Comerica Bank were secured by substantially all of its assets, subject to certain customary exclusions and permitted liens, and were guaranteed by the Company. On May 12, 2008, Kinergy and Comerica entered into a forbearance agreement. The forbearance agreement identified certain existing defaults under the credit facility and provided that Comerica Bank would forbear for a period of time (the “Forbearance Period”) commencing on May 12, 2008 and ending on the earlier to occur of (i) August 15, 2008, and (ii) the date that any new default occurred under the Loan Documents, from exercising its rights and remedies under the Loan Documents and under applicable law.

On July 28, 2008, Kinergy entered into a new Loan and Security Agreement (the “Loan Agreement”) dated July 28, 2008 with Wachovia Capital Finance Corporation (Western) (“Agent”) and Wachovia Bank, National Association (“Wachovia”). Kinergy initially used the proceeds from the closing of this credit facility to repay all amounts outstanding under its credit facility with Comerica Bank and to pay certain closing fees.

The original terms of the Loan Agreement provided for a credit facility in an aggregate amount of up to $40,000,000 based on Kinergy’s eligible accounts receivable and inventory levels, subject to any reserves established by Agent. Kinergy could also obtain letters of credit under the credit facility, subject to a letter of credit sublimit of $10,000,000. The credit facility was subject to certain other sublimits, including as to inventory loan limits. Kinergy could have requested an increase in the amount of the facility in increments of not less than $2,500,000, up to a maximum aggregate credit limit of $45,000,000, but Wachovia had no obligation to agree to any such request. The Loan Agreement also contained restrictions on distributions of funds from Kinergy to the Company. In addition, the Loan Agreement contained a single financial covenant requiring that Kinergy generate EBITDA in specified amounts during 2008 and 2009. For subsequent periods, the minimum EBITDA covenant amounts were to be determined based upon financial projections to be delivered by Kinergy and shall be mutually agreed upon by Kinergy and Agent.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kinergy paid customary closing fees, including a closing fee of 0.50% of the maximum credit, or $200,000, to Wachovia, and $150,000 in legal fees to legal counsel to Agent and Wachovia. On July 28, 2008, the Company entered into a Guarantee dated July 28, 2008 in favor of Agent for and on behalf of Wachovia. The Guarantee provides for the unconditional guarantee by the Company of, and the Company agreed to be liable for, the payment and performance when due of Kinergy’s obligations under the Loan Agreement.

In February 2009, Kinergy determined it had violated certain of its covenants, including its EBITDA covenant for 2008, and as a result, entered into an amendment and forbearance agreement which was extended in March 2009 (“Amendment”) with Agent and Wachovia. The Amendment identified certain defaults under the Loan Agreement, as to which Agent and Wachovia agreed to forebear from exercising their rights and remedies under the Loan Agreement commencing February 13, 2009 through April 30, 2009. The Amendment reduced the aggregate amount of the credit facility from up to $40,000,000 to $10,000,000.

The Amendment also increased the interest rates. Kinergy may borrow under the credit facility based upon (i) a rate equal to (a) the London Interbank Offered Rate (“LIBOR”), divided by 0.90 (subject to change based upon the reserve percentage in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System), plus (b) 4.50% depending on the amount of Kinergy’s EBITDA for a specified period, or (ii) a rate equal to (a) the greater of the prime rate published by Wachovia Bank from time to time, or the federal funds rate then in effect plus 0.50%, plus (b) 2.25% depending on the amount of Kinergy’s EBITDA for a specified period. In addition, Kinergy is required to pay an unused line fee at a rate equal to 0.375% as well as other customary fees and expenses associated with the credit facility and issuances of letters of credit. Kinergy’s obligations under the Loan Agreement are secured by a first-priority security interest in all of its assets in favor of Agent and Wachovia.

The credit facility originally matured on July 28, 2011, unless sooner terminated. Kinergy is permitted to terminate the credit facility early upon ten days prior written notice. Agent and Wachovia may terminate the credit facility early at any time on or after an event of default has occurred and is continuing. In the event the credit facility is for any reason terminated prior to the maturity date, Kinergy will be required to pay an early termination fee ranging from 0.50% to 1.00% of the maximum credit, based on the date of termination if the credit facility is terminated on or before July 29, 2010.

Upon expiration of the Amendment, Kinergy will be required to repay all outstanding amounts to Agent and Wachovia, and as such, the Company has reclassified all amounts to current on its consolidated balance sheet. The Company is attempting to negotiate new terms satisfactory to Kinergy, Agent and Wachovia.

Notes Payable to Related Party – In November 2007, Pacific Ethanol Imperial, LLC (“PEI Imperial”), an indirect subsidiary of the Company, borrowed $15,000,000 from Lyles United, LLC under a Secured Promissory Note containing customary terms and conditions. The loan accrued interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 2.00%, computed on the basis of a 360-day year of twelve 30-day months. The loan was due 90-days after issuance or, if extended at the option of PEI Imperial, 365-days after the end of such 90-day period. This loan was extended by PEI Imperial to February 25, 2009. The Secured Promissory Note provided that if the loan was extended, the Company was to issue a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The Company issued this warrant simultaneously with the closing of the issuance of the Company’s Series B Preferred Stock on March 27, 2008. The warrant is exercisable at any time during the 18-month period after the date of issuance.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, PEI Imperial borrowed an additional $15,000,000 from Lyles United, LLC under a second Secured Promissory Note containing customary terms and conditions. The loan accrued interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 4.00%, computed on the basis of a 360-day year of twelve 30-day months. The loan was due on March 31, 2008, but was extended at the option of PEI Imperial, to March 31, 2009. As a result of the extension, the interest rate increased by 2.00% to the rate indicated above.

In November 2008, PEI Imperial restructured its aggregate $30,000,000 loan from Lyles United, LLC by paying all accrued and unpaid interest thereon and assigning the aforementioned two Secured Promissory Notes to the Company. The Company issued an Amended and Restated Promissory Note in the principal amount of $30,000,000 and Lyles United, LLC cancelled the two Secured Promissory Notes. The Amended and Restated Promissory Note is due March 15, 2009 and accrues interest at the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 3.00%, computed on the basis of a 360-day year of twelve 30-day months. The Company and Lyles United, LLC (“Lyles United”) jointly instructed Pacific Ethanol California, Inc. (“PEI California”) pursuant to an Irrevocable Joint Instruction Letter to remit directly to Lyles United, LLC any cash distributions received by PEI California on account of its ownership interests in PEI Imperial and Front Range until such time as the Amended and Restated Promissory Note is repaid in full. In addition, PEI California entered into a Limited Recourse Guaranty to the extent of such cash distributions in favor of Lyles United, LLC. Finally, Pacific Ag. Products, LLC entered into an Unconditional Guaranty as to all of the Company’s obligations under the Amended and Restated Promissory Note and pledged all of its assets as security therefore pursuant to a Security Agreement.

In October 2008, upon completion of the Stockton facility, the Company converted final unpaid construction costs to an unsecured note payable. The note payable is between the Company and Lyles Mechanical Co. in the principal amount of $1,500,000 and is due with accrued interest on March 31, 2009. Interest accrues at the Prime Rate of interest as reported from time to time in the Wall Street Journal, plus 2.00%, computed on the basis of a 360-day year of twelve 30-day months.

In February 2009, the Company notified Lyles United and Lyles Mechanical that it would not be able to pay off its notes due March 15, and March 31, 2009 and as a result, entered into a forbearance agreement, which was extended in March 2009. Under the terms of the forbearance agreement, as extended, Lyles United and Lyles Mechanical agreed to forbear from exercising their rights and remedies against the Company through April 30, 2009. Upon expiration of the forbearance agreement, the Company will be required to repay the amounts due to Lyles United and Lyles Mechanical, and as such, the Company has classified all amounts in current liabilities on its consolidated balance sheet.

Swap Note – The swap note is a term loan, with a floating interest rate, established on a quarterly basis, equal to the 90-day LIBOR plus 3.00%. The Company has entered into a swap contract with the lender to provide a fixed rate of 8.16%. The loan matures in five years, but has required principal payments due based on a ten-year amortization schedule. Quarterly payments are approximately $678,000, including interest with final payment due November 10, 2011.

Variable Rate Note – The variable rate note is a term loan that carries an interest rate that will float at a rate equal to the 90-day LIBOR plus 2.75-3.50%, depending on a debt-to-net worth ratio. As of December 31, 2008, the interest rate was 5.39%. The variable loan matures in five years but is amortized over 10 years with a final payment due November 10, 2011. Quarterly payments of approximately $654,000 which are applied in a cascading order, as follows: long-term revolving note interest, variable rate note interest, variable rate note principal and long-term revolving note principal.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Front Range Operating Line of Credit – Front Range has a line of credit of $3,500,000 with a commercial bank to support working capital, specifically inventories and accounts receivable. The line of credit expires November 24, 2009 and bears interest at a rate equal to the 30-day LIBOR plus 3.75%. The line of credit is secured by substantially all of the assets of Front Range.

Long-Term Revolving Note – The long-term revolving note is a revolving loan in the amount of $5,000,000 and carries an interest rate that will float at a rate equal to the 30-day LIBOR, plus 2.75-3.50%, depending on a debt-to-net worth ratio. As of December 31, 2008, the interest rate was 5.39%. Repayment terms are included above in the description of the variable rate note.

The swap note, variable rate note and long-term revolving note are due in 2011, and include an accelerated principal reduction provision based on excess net cash flow. Excess net cash flow is measured on an annual basis and is defined as net income before interest expense, income taxes, depreciation and amortization and after giving effect to scheduled loan payments and capital expenditures. The provision requires the Company to pay 20% of its excess net cash flow within 120 days of its year end; however, this amount is not to exceed $4,000,000 per fiscal year. The accelerated payment for the year ended December 31, 2008 and 2007 is $0 and $4,000,000, respectively, and had the effect of increasing the maturities of long-term debt due in 2008 and 2007 and decreasing the future maturities of long-term debt that would have been due in 2011.

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

The carrying values and classification of assets that are collateral for the obligations of Front Range at December 31, 2008 are as follows (in thousands):

Current assets	$19,369
Property and equipment	49,231
Other assets	388
Total collateralized assets	$69,988

Front Range is subject to certain loan covenants. Under these covenants, Front Range is required to maintain a certain fixed-charge coverage ratio, a minimum level of working capital and a minimum level of net worth. The covenants also set a maximum amount of additional debt that may be incurred by Front Range. The covenants also limit annual distributions that may be made to owners of Front Range, including the Company, based on Front Range’s leverage ratio. Front Range is currently out of compliance with certain of its covenants and is currently seeking a waiver from its lender. Until a waiver is obtained, the Company has reclassified the related outstanding balance on the loan to current.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Water Rights Capital Lease – The water rights lease obligation relates to a lease agreement with the Town of Windsor for augmentation water for use in Front Range’s production processes. The lease required an initial payment of $400,000, paid in 2006, and annual payments of $160,000 per year for the following ten years. The future payments were discounted using a 5.25% interest rate which was comparable to available borrowing rates at the time of execution of the agreement. The obligation has been recorded as a capital lease and included in long-term obligations and the related asset has been included in property and equipment.

Interest Expense on Borrowings – Interest expense on all borrowings discussed above was $12,271,000, $1,882,000 and $720,000, for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts were net of capitalized interest and deferred financing fees of $9,186,000, $8,494,000 and $671,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and included the Company’s construction costs of plant and equipment.

The amounts of long-term debt maturing, including current debt in forbearance, due in each of the next five years are included below (in thousands):

Years Ended December 31,	Amount
2009	$305,420
2010	130
2011	122
2012	123
2013	130
Thereafter	432
Total	$306,357

8.	INCOME TAXES.

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

The Company files a consolidated federal income tax return. This return includes all corporate companies 80% or more owned by the Company as well as the Company’s pro-rata share of taxable income from pass-through entities in which the Company holds an ownership interest. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

The Company recorded no provision for income taxes for each of the years ended December 31, 2008, 2007 and 2006.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2008	2007	2006
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(4.3)	(5.9)	—
Change in valuation allowance	37.6	49.1	(2,091.8)
Impairment of Kinergy goodwill	1.1	—	—
Valuation allowance relating to equity items	0.7	(8.3)	369.8
Non-deductible items	—	0.8	15.6
Prior year purchase accounting adjustment	—	—	1,599.9
Other	(0.1)	(0.7)	141.5
Effective rate	0.0%	0.0%	0.0%

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$61,474	$23,218
Impairment of asset group	16,188	—
Investment in partnerships	8,852	—
Derivative instruments mark-to-market	2,452	2,341
Stock option compensation	2,494	1,339
Other accrued liabilities	124	189
Available-for-sale securities	—	970
Other	1,920	132
Total deferred tax assets	93,504	28,189

Deferred tax liabilities:
Fixed assets	(26,952)	(15,318)
Intangibles	(2,265)	(2,513)
Investment in partnerships	—	(995)
Total deferred tax liabilities	(29,217)	(18,826)

Valuation allowance	(65,378)	(10,454)
Net deferred tax liabilities	$(1,091)	$(1,091)

Classified in balance sheet as:
Deferred income tax benefit (current assets)	$—	$—
Deferred income taxes (long-term liability)	(1,091)	(1,091)
	$(1,091)	$(1,091)

At December 31, 2008 and 2007, the Company had federal net operating loss carryforwards of approximately $169,157,000 and $71,466,000, and state net operating loss carryforwards of approximately $149,124,000 and $67,392,000, respectively. These net operating loss carryforwards expire at various dates beginning in 2013. The deferred tax asset for the Company’s net operating loss carryforwards at December 31, 2008 does not include $5,442,000 which relates to the tax benefits associated with warrants and non-statutory options exercised by employees, members of the board and others under the various incentive plans. These tax benefits will be recognized in stockholders’ equity rather than in the statements of operations in accordance with SFAS No. 109 but not until the period that these amounts decrease taxes payable.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A portion of the Company’s net operating loss carryforwards will be subject to provisions of the tax law that limit the use of losses incurred by a company prior to becoming a member of a consolidated group as well as losses that existed at the time there is a change in control of an enterprise. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations was approximately $7,728,000 at December 31, 2008.

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

A valuation allowance has been established in the amount of $65,378,000 and $10,454,000 at December 31, 2008 and 2007, respectively, based on Company’s assessment of the future realizability of certain deferred tax assets. For the years ending December 31, 2008 and 2007, the Company recorded an increase in the valuation allowance of $54,924,000 and $7,062,000, respectively. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards (exclusive of net operating losses associated with items recorded directly to equity) for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

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

At December 31, 2008, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2008. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years

Federal	2005 – 2007
California	2004– 2007
Colorado	2006– 2007
Florida	2005
Idaho	2006– 2007
Nebraska	2006– 2007
Oregon	2006– 2007
Wisconsin	2006– 2007

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the U.S. federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

9.	PREFERRED STOCK.

Series A Preferred Stock – On April 13, 2006, the Company issued to Cascade Investment, L.L.C. (“Cascade”), 5,250,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) at a price of $16.00 per share, for an aggregate purchase price of $84,000,000. The Company used $4,000,000 of the proceeds for general working capital and the remaining $80,000,000 for the construction of its ethanol production facilities.

The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series A Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% per annum of the purchase price per share of the Series A Preferred Stock. Prior to March 27, 2008, and at the Company’s option, it could have made dividend payments in additional shares of Series A Preferred Stock based on the value of the purchase price per share of the Series A Preferred Stock.

The holders of the Series A Preferred Stock have conversion rights initially equivalent to two shares of common stock for each share of Series A Preferred Stock, subject to customary antidilution adjustments. Certain specified issuances will not result in antidilution adjustments. The shares of Series A Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series A Preferred Stock of 25% or more. Accrued but unpaid dividends on the Series A Preferred Stock are to be paid in cash upon any conversion of the Series A Preferred Stock.

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

Under the provisions of SFAS No. 133, the Series A Preferred Stock’s redemption feature was likely a derivative instrument that required bifurcation from the host contract. SFAS No. 133 requires all derivative instruments to be measured at fair value. However, because the underlying events that would cause the redemption feature to be exercisable (i.e., redemption events) are in the Company’s control and were not probable of occurrence in the foreseeable future, the Company believed that the fair value of the embedded derivative was de minimis at the date of issuance of the Series A Preferred Stock. As of December 31, 2007, the redemption events were no longer applicable, as the funds have been fully used for construction.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2008, Cascade converted all of its Series A Preferred Stock into shares of the Company’s common stock. In the aggregate, Cascade converted 5,315,625 shares of Series A Preferred Stock into 10,631,250 shares of the Company’s common stock. Accordingly, as of December 31, 2008, no shares of Series A Preferred Stock were outstanding.

Series B Preferred Stock – On March 18, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lyles United, LLC. The Purchase Agreement provided for the sale by the Company and the purchase by Lyles United, LLC of (i) 2,051,282 shares of the Company’s Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”), all of which are initially convertible into an aggregate of 6,153,846 shares of the Company’s common stock based on an initial three-for-one conversion ratio, and (ii) a warrant to purchase an aggregate of 3,076,923 shares of the Company’s common stock at an exercise price of $7.00 per share. On March 27, 2008, the Company consummated the purchase and sale of the Series B Preferred Stock. Upon issuance, the Company recorded $39,898,000, net of issuance costs, in stockholders’ equity. The warrant is exercisable at any time during the period commencing on the date that is six months and one day from the date of the warrant and ending ten years from the date of the warrant.

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

The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 7.00% per annum of the purchase price per share of the Series B Preferred Stock; however, subject to the provisions of the Letter Agreement described below, such dividends may, at the option of the Company, be paid in additional shares of Series B Preferred Stock based initially on liquidation value of the Series B Preferred Stock. The holders of Series B Preferred Stock have a liquidation preference over the holders of the Company’s common stock initially equivalent to $19.50 per share of the Series B Preferred Stock plus any accrued and unpaid dividends on the Series B Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including the transfer of all or substantially all of the capital stock or assets of the Company or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series B Preferred Stock vote affirmatively in favor of or otherwise consent that such transaction shall not be treated as a liquidation. The Company believes that such liquidation events are within its control and therefore, in accordance with Emerging Issues Task Force Issue D-98, Classification and Measurement of Redeemable Securities, the Company has classified the Series B Preferred Stock in stockholders’ equity.

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

Registration Rights Agreement  – In connection with the closing of the sale of its Series A and B Preferred Stock, the Company entered into Registration Rights Agreements with holders of the Preferred Stock. The Registration Rights Agreements are to be effective until the holders of the Preferred Stock, and their affiliates, as a group, own less than 10% for each of the series issued, including common stock into which such Preferred Stock has been converted (the “Termination Date”). The Registration Rights Agreements provide that holders of a majority of the Preferred Stock, including common stock into which such Preferred Stock has been converted, may demand and cause the Company, at any time after the first anniversary of the Closing, to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Preferred Stock and as payment of dividends thereon, and, in the case of the Series B Preferred Stock, upon exercise of the related warrants as well as upon exercise of a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share and issued in connection with the extension of the maturity date of an unrelated loan (collectively, the “Registrable Securities”). The Company is required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144 for sales of Registrable Securities without registration under the Securities Act of 1933, as amended. The holders are entitled to two demand registrations on Form S-1 and unlimited demand registrations on Form S-3; provided, however, that the Company is not obligated to effect more than one demand registration on Form S-3 in any calendar year. In addition to the demand registration rights afforded the holders under the Registration Rights Agreement, the holders are entitled to unlimited “piggyback” registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by the Company with respect to other registrations of equity securities. The Company is responsible for all costs of registration, plus reasonable fees of one legal counsel for the holders, which fees are not to exceed $25,000 per registration. The Registration Rights Agreements include customary representations and warranties on the part of both the Company and the holders and other customary terms and conditions.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under its obligations described above, in connection with the Series A Preferred Stock, the Company filed a registration statement with the Commission, registering for resale shares of the common stock up to 10,500,000, which was declared effective in November 2007.

Deemed Dividend on Preferred Stock – In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Series A Preferred Stock and Series B Preferred Stock issued to the May Purchasers is considered to have an embedded beneficial conversion feature because the conversion price (as adjusted for the value allocated to the warrants) was less than the fair value of the Company’s common stock at the issuance date. As a result, the Company has recorded a deemed dividend on preferred stock of $761,000, $28,000 and $84,000,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These non-cash dividends are to reflect the implied economic value to the preferred stockholder of being able to convert its shares into common stock at a price (as adjusted for the value allocated to any warrants) which was in excess of the fair value of the Preferred Stock at the time of issuance. The fair value allocated to the Preferred Stock together with the original conversion terms (as adjusted for the value allocated to any warrants) were used to calculate the value of the deemed dividend on the Preferred Stock on the date of issuance.

For the year ended December 31, 2008, the deemed dividend on the Series B Preferred Stock was calculated using the difference between the conversion price of the Series B Preferred Stock into shares of common stock, adjusted for the value allocated to the warrants, of $4.79 per share and the fair market value of the Company’s common stock of $5.65 on the date of issuance of the Series B Preferred Stock. These amounts have been charged to accumulated deficit with the offsetting credit to additional paid-in-capital. The Company has treated the deemed dividend on preferred stock as a reconciling item on the consolidated statements of operations to adjust its reported net loss, together with any preferred stock dividends recorded during the applicable period, to loss available to common stockholders in the consolidated statements of operations.

For the year ended December 31, 2007, the deemed dividend on the Series A Preferred Stock was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock of $8.00 per share and the fair market value of the Company’s common stock of $8.21 on the date of issuance of the Series A Preferred Stock.

For the year ended December 31, 2006, the deemed dividend on the Series A Preferred Stock was calculated using the difference between the agreed-upon conversion price of the Series A Preferred Stock into shares of common stock of $8.00 per share and the fair market value of the Company’s common stock of $29.27 on the date of issuance of the Series A Preferred Stock. The fair value allocated to the Series A Preferred Stock was in excess of the gross proceeds received of $84,000,000 in connection with the sale of the Series A Preferred Stock; however, the deemed dividend on the Series A Preferred Stock is limited to the gross proceeds received of $84,000,000.

The Company recorded preferred stock dividends of $4,104,000, $4,200,000 and $2,998,000 for the years ended December 31, 2008, 2007 and 2006, respectively. For all periods except for the three months ended December 31, 2007, the Company declared cash dividends for payment of the preferred stock dividends. For the three months ended December 31, 2007, the Company elected to issue an additional 65,625 shares of Series A Preferred Stock as a payment-in-kind of dividends.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMON STOCK AND WARRANTS.

In March 2008, in connection with the Company’s issuance of the Series B Preferred Stock, as discussed in Note 9, the Company issued warrants to purchase an aggregate of 3,076,923 shares of common stock at an exercise price of $7.00 per share.

In March 2008, in connection with the Company’s extension of its related party note, as discussed in Note 7, it issued warrants to purchase 100,000 of common stock at an exercise price of $8.00 per share.

In May 2008, in connection with the Company’s issuance of additional Series B Preferred Stock, as discussed in Note 9, the Company issued warrants to purchase an aggregate of 442,305 shares of common stock at an exercise price of $7.00 per share.

In May 2008, the Company entered into a Placement Agent Agreement with Lazard Capital Markets LLC (the “Placement Agent”), relating to the sale by the Company of an aggregate of 6,000,000 shares of common stock and warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $7.10 per share of common stock for an aggregate purchase price of $28,500,000. The warrants are exercisable at any time during the period commencing on the date that is six months and one day from the date of the warrants and ending five years from the date of the warrants. On May 29, 2008, the Company consummated the offering. Upon issuance, the Company recorded $26,648,000, net of issuance costs, in stockholders’ equity.

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

In February 2004, upon completion of the Share Exchange Transaction, the Company issued warrants to purchase 230,000 additional shares of common stock at an exercise price of $0.0001 and expiring on March 23, 2009 that vested ratably over a period of two years from the date of the Share Exchange Transaction. The fair value of the warrants were amortized over two years, resulting in non-cash expense of $0 for the years ended December 31, 2008 and 2007 and $1,316,364 for the year ended December 31, 2006.

The following table summarizes warrant activity for the years ended December 31, 2008, 2007 and 2006 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2005	2,905	$0.0001 - $5.00	$3.26
Warrants granted	3,442	$14.41 – $31.55	27.66
Warrants exercised	(2,747)	$0.0001 - $5.00	3.28
Balance at December 31, 2006	3,600	$0.0001 – $31.55	27.57
Warrants exercised	(128)	$0.0001 – $5.00	2.84
Warrants expired	(3,472)	$3.00 – $31.00	27.45
Balance at December 31, 2007	—		—
Warrants granted	6,619	$7.00 – $8.00	7.06
Balance at December 31, 2008	6,619	$7.00 – $8.00	$7.06

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK-BASED COMPENSATION.

The Company has three equity incentive compensation plans: an Amended 1995 Incentive Stock Plan, a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

Amended 1995 Incentive Stock Plan – The Amended 1995 Incentive Stock Plan was carried over from Accessity as a result of the Share Exchange Transaction. The plan authorized the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”), to the Company’s employees, directors or consultants for the purchase of up to an aggregate of 1,200,000 shares of the Company’s common stock. On July 19, 2006, the Company terminated the Amended 1995 Incentive Stock Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had 20,000, 40,000 and 63,000 stock options outstanding under its Amended 1995 Incentive Stock Plan at December 31, 2008, 2007 and 2006, respectively.

2004 Stock Option Plan – The 2004 Stock Option Plan authorized the issuance of ISOs and NQOs to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 2,500,000 shares of common stock. On September 7, 2006, the Company terminated the 2004 Stock Option Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had 110,000, 185,000 and 405,000 stock options outstanding under its 2004 Stock Option Plan at December 31, 2008, 2007 and 2006, respectively.

On August 10, 2005, the Company granted options to purchase an aggregate of 425,000 shares of the Company’s common stock at an exercise price equal to $8.03, the closing price per share of the Company’s common stock on the day immediately preceding that date, to its Chief Financial Officer. The options vested as to 85,000 shares immediately and 85,000 shares were to vest on each of the next four anniversaries of the date of grant. The options were to expire 10 years following the date of grant. Since the options were granted at par with the market price of the stock, no non-cash charge was recorded. Upon the retirement of the Chief Financial Officer on December 14, 2006, the unvested stock options related to this grant were forfeited, except for the options allotted under a consulting agreement entered into with the retired Chief Financial Officer on December 14, 2006. The consulting agreement provided for the immediate vesting of 42,500 stock options on December 14, 2006, and an additional 42,500 stock options vested on August 15, 2007, the last day of the term of the consulting agreement, provided the obligations under the consulting agreement were fulfilled by the retired Chief Financial Officer. The Company accounted for these options under the provisions of SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and accordingly, recorded compensation expense for the unvested stock options based on the fair value of those options at the end of the reporting period based on the Black-Scholes option-pricing model with inputs of: the closing stock price on the last day of the reporting period, an exercise price of $8.03, the remaining contractual term through August 15, 2007, and volatility of 73.1%. The Company recorded $151,000 and $312,000 in stock-based compensation expense relating to these options for the years ended December 31, 2007 and 2006, respectively.

On August 10, 2005, the Company granted options to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price equal to $8.03, the closing price per share of the Company’s common stock on the day immediately preceding that date, to a consultant. The options vested as to 15,000 shares immediately and 15,000 shares were to vest on each of the next four anniversaries of the date of grant. The options were to expire 10 years following the date of grant. Under the guidelines of EITF Issue No. 96-18, based on the consultant meeting its obligations under the consulting agreement, the Company recorded compensation expense based on the fair value of the stock options at the vesting dates and on the last day of the reporting period for the unvested stock options, based on the Black-Scholes option-pricing model with inputs of: an exercise price of $8.03, the closing stock price, a contractual term of 10 years, and volatility of 53.6%. Beginning in December 2006 the consultant stopped providing services and will not be providing services in the future under the existing consulting agreement. As a result, the unvested stock options were forfeited. The Company recorded share-based compensation expense of $174,000 for the year ended December 31, 2006 relating to these options.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of Company’s stock option plans as of December 31, 2008, 2007 and 2006 and of changes in options outstanding under the Company’s plans during those years are as follows (in thousands, except exercise prices):

	Years Ended December 31,
	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	225	$7.03	468	$7.42	927	$7.53
Granted	—	—	—	—	—	—
Exercised	—	—	(243)	7.79	(196)	7.06
Terminated	(95)	6.55	—	—	(263)	8.04
Outstanding at end of year	130	7.37	225	7.03	468	7.42
Options exercisable at end of year	130	$7.37	185	$7.11	297	$7.36

Stock options outstanding as of December 31, 2008, were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.88-$6.63	50	4.30	$5.95	50	$5.95
$8.25-$8.30	80	6.57	$8.26	80	$8.26
	130			130

The total intrinsic value of options outstanding was approximately $0 and $267,000 at December 31, 2008 and 2007, respectively. The intrinsic value for exercisable options was $0 and $203,000 at December 31, 2008 and 2007, respectively. The total intrinsic value for stock options exercised was approximately $0, $101,000 and $3,833,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

There were 40,000 and 66,034 unvested options with weighted-average grant-date fair values of $6.63 and $7.56, at December 31, 2007 and 2006, respectively. There were no unvested options at December 31, 2008.

2006 Stock Incentive Plan – The 2006 Stock Incentive Plan authorizes the issuance of options, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 2,000,000 shares of common stock.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company grants to certain employees and directors shares of restricted stock under its 2006 Stock Incentive Plan pursuant to restricted stock agreements. A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	—	$—
Issued	946	13.06
Vested	(281)	13.06
Unvested at December 31, 2006	665	13.06
Issued	19	15.11
Vested	(140)	13.14
Canceled	(36)	13.72
Unvested at December 31, 2007	508	13.07
Issued	630	3.65
Vested	(275)	7.78
Canceled	(111)	13.06
Unvested at December 31, 2008	752	$7.11

Adoption of SFAS No. 123(R) – Upon the Company’s adoption of SFAS No. 123(R) in 2006, the Company used the modified prospective method which requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date.

The Company’s determination of fair value is affected by the Company’s common stock price as well as the assumptions discussed above that require management’s judgment. As permitted under SFAS No. 123(R), the Company continued to use the Black-Scholes option-pricing model in order to calculate the compensation costs of employee stock-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock. For the years ended December 31, 2008, 2007 and 2006, the Company did not grant any options.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested option forfeitures at 3% as of December 31, 2008.

Stock-based compensation expense related to employee and non-employee stock grants, options and warrants recognized in income were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Employees	$2,232	$1,671	$4,466
Non-employees	783	554	1,782
Total stock-based compensation expense	$3,015	$2,225	$6,248

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective with the adoption of SFAS No. 123(R), stock-based compensation expense related to the Company’s stock-based compensation arrangements attributable to employees is recorded as a component of general and administrative expense in the consolidated statements of operations.

SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (i.e., excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. The aggregate amount of cash the Company received from the exercise of stock options was $1,894,000 and $1,303,000 for the years ended December 31, 2007 and 2006, respectively, which shares, consistent with prior periods, were newly issued common stock. There were no options exercised during the year ended December 31, 2008. Prior to the adoption of SFAS No. 123(R), the Company reported the full tax benefits resulting from the exercise of stock options as operating cash flows. Prior to adopting SFAS No. 123(R), the Company accounted for its employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Pursuant to APB No. 25, the Company did not record share-based compensation, but followed the disclosure requirements of SFAS No. 123. The Company’s financial results for prior periods have not been restated.

At December 31, 2008, the total compensation cost related to unvested awards which had not been recognized was $5,972,000 and the associated weighted-average period over which the compensation cost attributable to those unvested awards would be recognized is 2.5 years.

12.	CUMULATIVE EFFECT ADJUSTMENT.

In September 2006, the Commission issued SAB No. 108, Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method.

In allocating the purchase price with respect to the Kinergy acquisition, no adjustment was made to record a deferred tax liability for the difference between the recorded value of the assets acquired and their corresponding tax basis. Such an adjustment would have increased goodwill by the amount of the deferred tax liability recorded. In addition, goodwill would have been reduced by the amount of any valuation allowance attributable to any pre-acquisition deferred tax asset of the Company that could more likely than not have been utilized against the recorded deferred tax liability. As a result of applying the guidance in SAB No. 108 to this adjustment, the Company recorded an adjustment of $1,043,000 to beginning retained earnings as of January 1, 2006.

13	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2008:

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases–Future minimum lease payments required by non-cancelable operating leases in effect at December 31, 2008 are as follows (in thousands):

Years Ended December 31,	Amount
2009	$3,103
2010	3,082
2011	2,701
2012	2,035
2013	1,657
Total	$12,578

Total rent expense during the years ended December 31, 2008, 2007 and 2006 was $2,967,000, $1,793,000 and $714,000, respectively. Included in the amounts above is approximately $1.5 million in which the Company has been notified that it is in violation of certain of its lease covenants, which the Company disputes. The Company continues to be current on its payments to the lessor.

Purchase Commitments – At December 31, 2008, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol, corn and denaturant. These fixed- and indexed-price commitments will be delivered throughout 2009. Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price portion of the table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Corn	$19,611
Ethanol	8,056
Denaturant	1,292
Total	$28,959

Indexed-Price Contracts (Volume)
Ethanol (gallons)	46,922
Corn (bushels)	12,035

Sales Commitments – At December 31, 2008, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG and syrup. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$4,888
WDG	13,642
Syrup	2,995
Total	$21,525

Indexed-Price Contracts (Volume)
Ethanol (gallons)	60,617
WDG (tons)	24

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded in cost of goods sold estimated losses on its fixed-price purchase and sale commitments of approximately $4,687,000 for the year ended December 31, 2008. There were no estimated losses recorded for the years ended December 31, 2007 and 2006.

Contingencies – The following is a description of significant contingencies at December 31, 2008:

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

Litigation – Western Ethanol Company – On January 9, 2009, Western Ethanol Company, LLC (“Western Ethanol”) filed a complaint in the Superior Court of the State of California (the “Superior Court”) naming Kinergy as defendant. In the complaint, Western Ethanol alleges that Kinergy breached an alleged agreement to buy and accept delivery of a fixed amount of ethanol. On January 12, 2009, Western Ethanol filed an application for issuance of right to attach order and order for issuance of writ of attachment. On February 10, 2009, the Superior Court granted the right to attach order and order for issuance of writ of attachment against Kinergy in the amount of approximately $3.7 million. On February 11, 2009, Kinergy filed an answer to the complaint. Kinergy intends to vigorously defend against Western Ethanol’s claims.

Litigation – Delta-T Corporation – On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “Virginia Federal Court case”), naming The Company as a defendant, along with its subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC, and Pacific Ethanol Madera, LLC. The suit alleges breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations.

All of the defendants have moved to dismiss the Virginia Federal Court Case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moving to stay the Virginia Federal Court Case pending arbitration. In January 2009, these motions were granted by the Court, compelling the case to arbitration. The complaint seeks specified contract damages of approximately $6.5 million, along with other unspecified damages. The Company intends to vigorously defend against Delta-T Corporation’s claims.

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

The State Court Action relates to the Share Exchange Transaction and purports to state the following five counts against the Individual Defendants: (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida’s Securities and Investor Protection Act. Mr. Spiegel based his claims on allegations that the actions of the Individual Defendants in approving the Share Exchange Transaction caused the value of his Accessity common stock to diminish and is seeking approximately $22.0 million in damages. On March 8, 2006, the Individual Defendants filed a motion to dismiss the State Court Action. Mr. Spiegel filed his response in opposition on May 30, 2006. The Court granted the motion to dismiss by Order dated December 1, 2006, on the grounds that, among other things, Mr. Spiegel failed to bring his claims as a derivative action.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint included the Company as a defendant, but it was subsequently voluntarily dismissed on August 27, 2007, by Mr. Spiegel as to the Company. On March 23, 2009, Mr. Spiegel filed an amended complaint which renewed his previously voluntarily dismissed case against the Company. Further Mr. Spiegel seeks depositions of Barry Siegel and Philip B. Kart on or around April 30, 2009. The Company intends to vigorously defend against Mr. Spiegel’s claims.

Litigation – Barry Spiegel – Federal Court Action – On December 28, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848) (the “Federal Court Action”) against the Individual Defendants and the Company. The Federal Court Action relates to the Share Exchange Transaction and purports to state the following three counts: (i) violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (iii) violation of Section 20(A) of the Exchange Act. The first two counts are alleged against the Individual Defendants and the Company and the third count is alleged solely against the Individual Defendants. Mr. Spiegel bases his claims on, among other things, allegations that the actions of the Individual Defendants and the Company in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel is seeking in excess of $15.0 million in damages.

Mr. Spiegel amended the Federal Court Action on March 5, 2007, and the Company and the Individual Defendants filed a Motion to Dismiss the amended pleading on April 23, 2007. Plaintiff Spiegel sought to stay his own federal case, but the Motion was denied on July 17, 2007. The Court required Mr. Spiegel to respond to the Company’s Motion to Dismiss. On January 15, 2008, the Court rendered an Order dismissing the claims under Section 14(a) of the Exchange Act on the basis that they were time barred and that more facts were needed for the claims under Section 10(b) of the Exchange Act. The Court, however, stayed the entire case pending resolution of the State Court Action.

14.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy established by SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable.

In accordance with SFAS No. 157, the Company has classified its investments in marketable securities and derivative instruments into these levels depending on the inputs used to determine their fair values. The Company’s investments in marketable securities consist of money market funds which are based on quoted prices and are designated as Level 1. The Company’s derivative instruments consist of commodity positions and interest rate caps and swaps. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1; the fair value of the interest rate caps and certain swaps are based on quoted prices on similar assets or liabilities in active markets and discounts to reflect potential credit risk to lenders and are designated as Level 2; and certain interest rate swaps are based on a combination of observable inputs and material unobservable inputs.

The following table summarizes fair value measurements by level at December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investments in marketable securities	$7,780	$—	$—	$7,780
Interest rate caps and swaps	—	7	—	7
Total Assets	$7,780	$7	$—	$7,787

Liabilities:
Commodity derivative liabilities	$951	$—	$—	$951
Interest rate caps and swaps	—	1,307	5,245	6,552
Total Liabilities	$951	$1,307	$5,245	$7,503

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The Company has five pay-fixed and receive variable interest rate swaps in liability positions at December 31, 2008. The value of these swaps at December 31, 2008 was materially affected by the Company’s credit. A pre-credit fair value of each swap was determined using conventional present value discounting based on the 3-year Euro dollar futures curves and the LIBOR swap curve beyond 3 years, resulting in a liability of approximately $13,111,000. To reflect the Company’s current financial condition and debt restructuring efforts, a recovery rate of 40% was applied to that value. Management elected the 40% recovery rate in the absence of any other company-specific information. As the recovery rate is a material unobservable input, these swaps are considered Level 3. It is the Company’s understanding that 40% reflects the standard market recovery rate provided by Bloomberg in probability of default calculations. The Company applied their interpretation of the 40% recovery rate to the swap liability reducing the liability by 60% to approximately $5,245,000 to reflect the credit risk to counterparties, resulting in a gain of approximately $7,866,000 in other income (expense) in the consolidated statements of operations. Further, due to the current financial status of the Company and the remote chance of it making its anticipated LIBOR-based interest payments under SFAS No. 133, all hedge accounting was disallowed as of December 31, 2008, and the amount in accumulated other comprehensive income was recorded as a loss of approximately $4,565,000 in other income (expense) in the consolidated statements of operations. At September 30, 2008, the Company’s last reporting period, the Company had discounted these swaps 435 basis points over LIBOR reflecting the then current borrowing rate.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3
Beginning balance, September 30, 2008	$—
Transfers to Level 3 (from Level 2)	(5,245)
Ending balance, December 31, 2008	$(5,245)

At September 30, 2008, the credit-affected swap liability totaled approximately $7,464,000, during the three months ended December 31, 2008, approximately $719,000 of losses were realized in other income (expense).  At December 31, 2008, the unrealized liability value was approximately $5,245,000.

15.	RELATED PARTY TRANSACTIONS.

Related Customers – The Company entered into three consecutive six-month sales contracts with Southern Counties Oil Co., an entity owned by a former director and stockholder of the Company. The contract periods were from October 1, 2005 through March 31, 2007 for fuel grade ethanol to be delivered ratably per month at varying prices based on delivery destinations in California, Nevada and Arizona. Under these contracts, the Company sold a total of 13,944,000 gallons. Sales to Southern Counties Oil Co. under these contracts totaled $6,039,000 and $16,985,000 for the years ended December 31, 2007 and 2006, respectively. There were no sales under these contracts during the year ended December 31, 2008 and there were no accounts receivable from Southern Counties Oil Co. related to these contracts at December 31, 2008 and 2007.

The Company sells corn and WDG to Tri J Land and Cattle (“Tri J”), an entity owned by a director of the Company. The Company is not under contract with Tri J, but currently sells corn on a spot basis as needed. Sales to Tri J totaled $1,300, $166,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. Accounts receivable from Tri J totaled $1,300 and $7,000 at December 31, 2008 and 2007, respectively.

Related Vendors – The Company contracts for certain transportation services for its products to a transportation company, in which a senior officer of the transportation company became a member of the Company’s Board of Directors. For the year ended December 31, 2008, the Company purchased transportation services of $1,487,000. As of December 31, 2008, the Company had $608,000 of outstanding accounts payable to this vendor. There were no additional purchases during the years ended December 31, 2007 and 2006.

The Company purchased 18,628 bushels of corn from Jones Villere Farms (“JVF”), a company owned by a director of the Company. Purchases from JVF totaled $95,000 for the year ended December 31, 2007. There were no additional purchases during the years ended December 31, 2008 and 2006. There were no accounts payable due to JVF at December 31, 2008 and 2007.

The Company purchased 35,219 bushels of corn from Llanada Farms (“Llanada”), an affiliate of a director of the Company for the year ended December 31, 2006. Purchases from Llanada under this contract totaled $112,000 for the year ended December 31, 2006. There were no additional purchases during the years ended December 31, 2008 and 2007.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Activities – During the year ended December 31, 2008, the Company sold $33,500 of its business energy tax credits to certain employees of the Company on the same terms and conditions as others to whom the Company sold credits.

As discussed in Note 9, on March 27, 2008, the Company consummated the sale of its Series B Preferred Stock with Lyles United, LLC. In addition, as of December 31, 2008, the Company had notes payable of $31,500,000 and accrued interest payable of $243,000 to Lyles United, LLC and its affiliates.

Also as discussed in Note 9, on May 22, 2008, the Company consummated the sale of additional shares of its Series B Preferred Stock to Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler.

16.	QUARTERLY FINANCIAL DATA.

The Company’s unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2008:
Net sales	$161,535	$197,974	$183,980	$160,437
Gross profit (loss)	$15,658	$443	$(20,285)	$(29,221)
Loss from operations	$(81,254)	$(7,235)	$(67,916)	$(36,743)
Net loss	$(35,151)	$(8,333)	$(69,167)	$(33,896)
Preferred stock dividends	$(1,101)	$(1,388)	$(807)	$(808)
Deemed dividend on preferred stock	$—	$(761)	$—	$—
Loss available to common stockholders	$(36,252)	$(10,482)	$(69,974)	$(34,704)
Loss per common share:
Basic and diluted	$(0.90)	$(0.23)	$(1.23)	$(0.61)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2007:
Net sales	$99,242	$113,763	$118,118	$130,390
Gross profit	$15,341	$11,121	$4,759	$1,678
Income (loss) from operations	$5,839	$2,801	$(1,161)	$(5,402)
Net income (loss)	$2,975	$2,156	$(4,842)	$(14,689)
Preferred stock dividend	$(1,050)	$(1,050)	$(1,050)	$(1,050)
Deemed dividend on preferred stock	$—	$—	$—	$(28)
Income (loss) available to common stockholders	$1,925	$1,106	$(5,892)	$(15,767)
Income (loss) per common share:
Basic and diluted	$0.05	$0.03	$(0.15)	$(0.39)

17.	SUBSEQUENT EVENTS.

Forbearance Agreements

As discussed in Note 7, in February 2009, the Company entered into three separate forbearance agreements with its lenders which were extended in March 2009. These forbearance agreements provide that the lenders will forbear from exercising their rights under their respective loan agreements. The Company is attempting to negotiate new terms with its lenders. The outcome of these negotiations is uncertain at this time.

Notes Payable

On March 31, 2009, the Company’s Chairman of the Board and Chief Executive Officer provided funds totaling approximately $2.0 million for general operating purposes, in exchange for two unsecured notes payable from the Company. Interest on the unpaid principal amount accrues at a rate per annum of 8.00%. All principal and accrued and unpaid interest on the notes are due and payable on March 31, 2010.

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

2.7	Amendment No. 5 to Share Exchange Agreement dated as of March 3, 2005 by and among Accessity Corp., Pacific Ethanol, Inc., Kinergy Marketing, LLC, ReEnergy, LLC and the other parties named therein (1)
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock (14)
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock (29)
3.4	Bylaws of the Registrant (1)
10.1	Form of Registration Rights Agreement of various dates between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (7)
10.2	Form of Placement Warrant dated effective of various dates issued by Pacific Ethanol, Inc., a California corporation, to certain placement agents (7)
10.3	Form of Registration Rights Agreement dated effective May 14, 2004 between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (6)
10.4	Form of Placement Warrant dated effective May 14, 2004 issued by Pacific Ethanol, Inc., a California corporation, to certain placement agents (7)
10.5	Form of Registration Rights Agreement of various dates between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (6)
10.6	Form of Warrant of various dates issued to subscribers to a private placement of securities of Pacific Ethanol, Inc., a California corporation (7)
10.7	Form of Registration Rights Agreement dated effective March 23, 2005 between Pacific Ethanol, Inc., a California corporation and the investors who are parties thereto (1)

Exhibit Number	Description

10.8	Form of Warrant dated March 23, 2005 issued by the Registrant to subscribers to a private placement of securities by Pacific Ethanol, Inc., a California corporation (1)
10.9	Form of Placement Warrant dated March 23, 2005 issued by the Registrant to certain placement agents (1)
10.10	Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement dated March 23, 2005 between the Registrant and Barry Siegel (1)
10.11	Confidentiality, Non-Competition, Non-Solicitation and Consulting Agreement dated March 23, 2005 between the Registrant and Philip B. Kart (1)
10.12
Form of Confidentiality, Non-Competition and Non-Solicitation Agreement dated March 23, 2005 between the Registrant and each of Neil M. Koehler, Tom Koehler, William L. Jones, Andrea Jones and Ryan W. Turner (1)

10.13	Confidentiality, Non-Competition and Non-Solicitation Agreement dated March 23, 2005 between the Registrant and Neil M. Koehler (1)
10.14	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (#) (14)
10.15	Executive Employment Agreement dated March 23, 2005 between the Registrant and Neil M. Koehler (#)(1)
10.16	Executive Employment Agreement dated March 23, 2005 between the Registrant and Ryan W. Turner (#)(1)
10.17	Stock Purchase Agreement and Assignment and Assumption Agreement dated March 23, 2005 between the Registrant and Barry Siegel (1)
10.18	Letter Agreement dated March 23, 2005 between the Registrant and Neil M. Koehler (1)
10.19	Ethanol Purchase and Marketing Agreement dated March 4, 2005 between Kinergy Marketing, LLC, Phoenix Bio-Industries, LLC, Pacific Ethanol, Inc. and Western Milling, LLC (2)
10.20	Pacific Ethanol Inc. 2004 Stock Option Plan (3)
10.21	First Amendment to Pacific Ethanol, Inc. 2004 Stock Option Plan (13)
10.22	Amended 1995 Stock Option Plan (4)
10.23	Warrant dated March 23, 2005 issued by the Registrant to Liviakis Financial Communications, Inc. (1)
10.24	Executive Employment Agreement dated August 10, 2005 between the Registrant and William G. Langley (#)(5)
10.25	Ethanol Marketing Agreement dated as of August 31, 2005 by and between Kinergy Marketing, LLC and Front Range Energy, LLC (8)
10.26	Master Revolving Note dated September 24, 2004 of Kinergy Marketing, LLC in favor of Comerica Bank (9)
10.27	Loan Revision/Extension Agreement dated October 4, 2005 and effective as of June 20, 2005 between Kinergy Marketing, LLC and Comerica Bank (9)

Exhibit Number	Description

10.28	Letter Agreement dated as of October 4, 2005 between Kinergy Marketing, LLC and Comerica Bank (9)
10.29	Guaranty dated October 4, 2005 by Pacific Ethanol, Inc. in favor of Comerica Bank (9)
10.30	Security Agreement dated as of September 24, 2004 executed by Kinergy Marketing, LLC in favor of Comerica Bank (12)
10.31	Amended and Restated Phase 1 Design-Build Agreement dated November 2, 2005 by and between Pacific Ethanol Madera LLC and W.M. Lyles Co. (10)
10.32	Phase 2 Design-Build Agreement dated November 2, 2005 by and between Pacific Ethanol Madera LLC and W.M. Lyles Co. (10)
10.33	Letter Agreement dated November 2, 2005 by and between Pacific Ethanol California, Inc. and W.M. Lyles Co. (10)
10.34	Continuing Guaranty dated as of November 3, 2005 by William L. Jones in favor of W.M. Lyles Co. (10)
10.35	Continuing Guaranty dated as of November 3, 2005 by Neil M. Koehler in favor of W.M. Lyles Co. (10)
10.36	Description of Non-Employee Director Compensation (11)
10.37	Purchase Agreement dated November 14, 2005 between Pacific Ethanol, Inc. and Cascade Investment, L.L.C. (11)
10.38	Deposit Agreement dated April 13, 2006 by and between Pacific Ethanol, Inc. and Comerica Bank (14)
10.39	Registration Rights and Stockholders Agreement dated as of April 13, 2006 by and between Pacific Ethanol, Inc. and Cascade Investment, L.L.C. (14)
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

Exhibit Number	Description

10.47	Amended and Restated Term Loan Agreement effective as of April 13, 2006 by and between Lyles Diversified, Inc. and Pacific Ethanol Madera LLC (14)
10.48	Letter Agreement dated as of April 13, 2006 by and among Pacific Ethanol California, Inc., Lyles Diversified, Inc. and Pacific Ethanol Madera LLC (14)
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

10.65	Membership Interest Purchase Agreement dated as of October 17, 2006 by and among Eagle Energy, LLC, Pacific Ethanol California, Inc. and Pacific Ethanol, Inc. (24)

Exhibit Number	Description

10.66	Warrant to Purchase Common Stock dated October 17, 2006 issued to Eagle Energy, LLC by Pacific Ethanol, Inc. (24)
10.67	Registration Rights Agreement dated as of October 17, 2006 by and between Pacific Ethanol, Inc. and Eagle Energy, LLC (24)
10.68	Second Amended and Restated Operating Agreement of Front Range Energy, LLC among the members identified therein (as amended by Amendment No. 1 described below) (24)
10.69	Amendment No. 1, dated as of October 17, 2006, of the Second Amended and Restated Operating Agreement of Front Range Energy, LLC to Add a Substitute Member and for Certain Other Purposes (24)
10.70	Form of Non-Competition Agreement dated as of October 17, 2006 by and among Pacific Ethanol, Inc., Front Range Energy, LLC and each of the members of Eagle Energy, LLC (24)
10.71	Amendment to Amended and Restated Ethanol Purchase and Sale Agreement dated October 17, 2006 between Kinergy Marketing, LLC and Front Range Energy, LLC (24)
10.72	Separation and Consulting Agreement dated December 14, 2006 between Pacific Ethanol, Inc. and William G. Langley (25)
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

10.74	Sponsor Support Agreement, dated as of February 27, 2007, by and among Pacific Ethanol, Inc., Pacific Ethanol Holding Co. LLC and WestLB AG, New York Branch, as administrative agent (26)
10.75	Executive Employment Agreement dated December 11, 2007 by and between Pacific Ethanol, Inc. and Joseph W. Hansen (#) (27)
10.76	Indemnification Agreement as of January 2, 2008 by and between Pacific Ethanol, Inc. and Joseph W. Hansen (#) (27)
10.77	Amended and Restated Executive Employment Agreement dated December 11, 2007 by and between Pacific Ethanol, Inc. and Neil M. Koehler (#) (27)
10.78	Amended and Restated Executive Employment Agreement dated December 11, 2007 by and between Pacific Ethanol, Inc. and John T. Miller (#) (27)
10.79	Amended and Restated Executive Employment Agreement dated December 11, 2007 by and between Pacific Ethanol, Inc. and Christopher W. Wright (#) (27)
10.80	Securities Purchase Agreement dated March 18, 2008 by and between Pacific Ethanol, Inc. and Lyles United, LLC (28)
10.81	Warrant dated March 27, 2008 issued by Pacific Ethanol, Inc. to Lyles United, LLC (29)

Exhibit Number	Description

10.82	Registration Rights Agreement dated as of March 27, 2008 by and between Pacific Ethanol, Inc. and Lyles United, LLC (29)
10.83	Letter Agreement dated March 27, 2008 by and between Pacific Ethanol, Inc. and Lyles United, LLC (29)
10.84	Series A Preferred Stockholder Consent and Waiver dated March 27, 2008 by and between Pacific Ethanol, Inc. and Cascade Investment, L.L.C. (29)
10.85	Form of Waiver and Third Amendment to Credit Agreement dated as of March 25, 2008 by and among Pacific Ethanol, Inc. and the parties thereto (29)
10.86	Forbearance Agreement and Release dated as of May 12, 2008 by and among Kinergy Marketing LLC, Pacific Ethanol, Inc. and Comerica Bank (30)
10.87	Reaffirmation of Guaranty dated May 12, 2008 by Pacific Ethanol, Inc. and Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler (30)
10.88	Securities Purchase Agreement dated May 20, 2008 by and among Pacific Ethanol, Inc. and Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler (31)
10.89	Form of Warrant dated May 22, 2008 issued by Pacific Ethanol, Inc. (31)
10.90	Letter Agreement dated May 22, 2008 by and among Pacific Ethanol, Inc. and Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler (31)
10.91	Form of Subscription Agreement dated May 22, 2008 between Pacific Ethanol, Inc. and each of the purchasers (31)
10.92	Form of Warrant to purchase shares of Pacific Ethanol, Inc. Common Stock (31)
10.93	Form of Placement Agent Agreement dated May 22, 2008, by and between Pacific Ethanol, Inc. and Lazard Capital Markets LLC (31)
10.94
Loan and Security Agreement dated July 28, 2008 by and among Kinergy Marketing LLC, the parties thereto from time to time as Lenders, Wachovia Capital Finance Corporation (Western) and Wachovia Bank, National Association (32)

10.95	Guarantee dated July 28, 2008 by and between Pacific Ethanol, Inc. in favor of Wachovia Capital Finance Corporation (Western) for and on behalf of Lenders (32)
10.96	Loan Restructuring Agreement dated as of November 7, 2008 by and among Pacific Ethanol, Inc., Pacific Ethanol Imperial, LLC, Pacific Ethanol California, Inc. and Lyles United, LLC (33)
10.97	Amended and Restated Promissory Note dated November 7, 2008 by Pacific Ethanol, Inc. in favor of Lyles United, LLC (33)
10.98	Security Agreement dated as of November 7, 2008 by and between Pacific Ag. Products, LLC and Lyles United, LLC (33)
10.99	Limited Recourse Guaranty dated November 7, 2008 by Pacific Ethanol California, Inc. in favor of Lyles United, LLC (33)
10.100	Unconditional Guaranty dated November 7, 2008 by Pacific Ag. Products, LLC in favor of Lyles United, LLC (33)
10.101	Irrevocable Joint Instruction Letter dated November 7, 2008 executed by Pacific Ethanol, Inc., Lyles United, LLC and Pacific Ethanol California, Inc. (33)

Exhibit Number	Description

10.102	Amendment and Forbearance Agreement dated February 13, 2009 by and among Pacific Ethanol, Inc., Kinergy Marketing LLC and Wachovia Capital Finance Corporation (Western) (34)
10.103
Limited Waiver and Forbearance Agreement dated as of February 17, 2009 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Magic Valley, LLC, WestLB AG, New York Branch, Amarillo National Bank and the Lenders identified therein (34)

10.104
Amendment No. 1 to Letter re: Amendment and Forbearance Agreement dated February 26, 2009 by and among Pacific Ethanol, Inc., Kinergy Marketing LLC and Wachovia Capital Finance Corporation (Western) (35)

10.105
Second Limited Waiver and Forbearance Agreement dated as of February 27, 2009 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Magic Valley, LLC, WestLB AG, New York Branch, Amarillo National Bank and the Lenders identified therein (35)

10.106	Forbearance Agreement dated February 26, 2009 by and among Pacific Ethanol, Inc., Pacific Ag Products, LLC, Pacific Ethanol California, Inc. and Lyles United, LLC. (35)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(*)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 23, 2005 filed with the Securities and Exchange Commission on March 29, 2005 and incorporated herein by reference.
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

(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for October 4, 2006 filed with the Securities and Exchange Commission on October 10, 2006.
(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for October 2, 2006 filed with the Securities and Exchange Commission on October 12, 2006.
(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for October 17, 2006 filed with the Securities and Exchange Commission on October 23, 2006.

(25)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for December 14, 2006 filed with the Securities and Exchange Commission on December 15, 2006.
(26)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for February 27, 2007 filed with the Securities and Exchange Commission on March 5, 2007.
(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for December 11, 2007 filed with the Securities and Exchange Commission on December 17, 2007.
(28)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for March 18, 2008 filed with the Securities and Exchange Commission on March 18, 2008.
(29)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for March 26, 2008 filed with the Securities and Exchange Commission on March 27, 2008.
(30)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for May 13, 2008 filed with the Securities and Exchange Commission on May 19, 2008.
(31)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for May 22, 2008 filed with the Securities and Exchange Commission on May 23, 2008.
(32)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for July 28, 2008 filed with the Securities and Exchange Commission on August 1, 2008.
(33)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for November 7, 2008 filed with the Securities and Exchange Commission on November 10, 2008.
(34)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for February 13, 2009 filed with the Securities and Exchange Commission on February 20, 2009.
(35)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for February 26, 2009 filed with the Securities and Exchange Commission on March 4, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2009.

PACIFIC ETHANOL, INC.

/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES	Chairman of the Board and Director	March 31, 2009
William L. Jones

/s/ NEIL M. KOEHLER	President, Chief Executive Officer	March 31, 2009
Neil M. Koehler	(Principal Executive Officer) and Director

/s/ JOSEPH W. HANSEN	Chief Financial Officer (Principal Financial and	March 31, 2009
Joseph W. Hansen	Accounting Officer)

/s/ TERRY L. STONE	Director	March 31, 2009
Terry L. Stone

/s/ JOHN L. PRINCE	Director	March 31, 2009
John L. Prince

/s/ DOUGLAS L. KIETA	Director	March 31, 2009
Douglas L. Kieta

/s/ LARRY D. LAYNE	Director	March 31, 2009
Larry D. Layne

/s/ MICHAEL D. KANDRIS	Director	March 31, 2009
Michael D. Kandris

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002