Form 10-K/A
period 2008-12-31
Pacific Ethanol, Inc.
filed 2009-04-22
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21467

PACIFIC ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2170618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

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

The registrant had 57,649,926 shares of common stock, $0.001 par value, outstanding as of April 22, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

TABLE OF CONTENTS

		Page
Explanatory Note

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	2

Item 11.	Executive Compensation.	7

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	22

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	23

Item 14.	Principal Accounting Fees and Services.	27

PART IV

Item 15.	Exhibits	28

Signatures		29

EXPLANATORY NOTE

On March 31, 2009, Pacific Ethanol, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission. In that report, the Company indicated that it would file the information required by Part III of Form 10-K within 120 days following the end of its most recent fiscal year. The Company is amending its Annual Report on Form 10-K for the year ended December 31, 2008 to provide such information. Except as set forth in this amendment, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the year ended December 31, 2008.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding our directors as of April 22, 2009:

Name	Age	Position(s) Held
William L. Jones	59	Chairman of the Board and Director
Neil M. Koehler	51	Chief Executive Officer, President and Director
Terry L. Stone (1)	59	Director
John L. Prince (1)	66	Director
Douglas L. Kieta (2)	66	Director
Larry D. Layne (3)	68	Director
Michael D. Kandris	61	Director
___________
(1)       Member of the Audit, Compensation and Nominating and Governance Committees.
(2)       Member of the Compensation and Nominating and Governance Committees.
(3)       Member of the Audit and Compensation Committees.

Below is a brief description of the business experience and educational background of each of our directors, including the capacities in which they have served during the past five years:

William L. Jones has served as Chairman of the Board and as a director since March 2005.  Mr. Jones is a co-founder of Pacific Ethanol California, Inc. (“PEI California”), which is now one of our wholly-owned subsidiaries, and served as Chairman of the Board of PEI California since its formation in January 2003 through March 2004, when he stepped off the board of PEI California to focus on his candidacy for one of California’s United States Senate seats.  Mr. Jones was California’s Secretary of State from 1995 to 2003.  Since May 2002, Mr. Jones has also been the owner of Tri-J Land & Cattle, a diversified farming and cattle company in Fresno County, California.  Mr. Jones has a B.A. degree in Agribusiness and Plant Sciences from California State University, Fresno.

Neil M. Koehler has served as Chief Executive Officer, President and as a director since March 2005.  Mr. Koehler served as Chief Executive Officer of PEI California since its formation in January 2003 and as a member of its board of directors since March 2004.  Prior to his association with PEI California, Mr. Koehler was the co-founder and General Manager of Parallel Products, one of the first ethanol production facilities in California, which was sold to a public company in 1997.  Mr. Koehler was also the sole manager and sole limited liability company member of Kinergy Marketing, LLC, which he founded in September 2000, and which is now one of our wholly-owned subsidiaries.  Mr. Koehler has over 20 years of experience in the ethanol production, sales and marketing industry in the Western United States.  Mr. Koehler is a Director of the California Renewable Fuels Partnership, a Director of the Renewable Fuels Association and is a nationally-recognized speaker on the production and marketing of renewable fuels.  Mr. Koehler has a B.A. degree in Government from Pomona College.

Terry L. Stone has served as a director since March 2005.  Mr. Stone is a Certified Public Accountant with over thirty years of experience in accounting and taxation.  He has been the owner of his own accountancy firm since 1990 and has provided accounting and taxation services to a wide range of industries, including agriculture, manufacturing, retail, equipment leasing, professionals and not-for-profit organizations.  Mr. Stone has served as a part-time instructor at California State University, Fresno, teaching classes in taxation, auditing and financial and management accounting.  Mr. Stone is also a financial advisor and franchisee of Ameriprise Financial Services, Inc.  Mr. Stone has a B.S. degree in Accounting from California State University, Fresno.

John L. Prince has served as a director since July 2005.  Mr. Prince is retired but also works as a consultant to Ruan Transport Corp. and other companies.  Mr. Prince was an Executive Vice President with Land O’ Lakes, Inc. from July 1998 until his retirement in 2004.  Prior to that time, Mr. Prince was President and Chief Executive Officer of Dairyman’s Cooperative Creamery Association, or the DCCA, located in Tulare, California, until its merger with Land O’ Lakes, Inc. in July 1998.  Land O’ Lakes, Inc. is a farmer-owned, national branded organization based in Minnesota with annual sales in excess of $6 billion and membership and operations in over 30 states.  Prior to joining the DCCA, Mr. Prince was President and Chief Executive Officer for nine years until 1994, and was Operations Manager for the preceding ten years commencing in 1975, of the Alto Dairy Cooperative in Waupun, Wisconsin.  Mr. Prince has a B.A. degree in Business Administration from the University of Northern Iowa.

Douglas L. Kieta   has served as a director since April 2006.  Mr. Kieta is currently retired. Prior to retirement in January 2009, Mr. Kieta was employed by BE&K, Inc., a large engineering and construction company headquartered in Birmingham, Alabama, where he served as the Vice President of Power since May 2006.  From April 1999 to April 2006, Mr. Kieta was employed at Calpine Corporation where he was the Senior Vice President of Construction and Engineering.  Calpine Corporation is a major North American power company which leases and operates integrated systems of fuel-efficient natural gas-fired and renewable geothermal power plants and delivers clean, reliable and fuel-efficient electricity to customers and communities in 21 U.S. states and three Canadian provinces.  Mr. Kieta has a B.S. degree in Civil Engineering from Clarkson University and a Master’s degree in Civil Engineering from Cornell University.

Larry D. Layne has served as a director since December 2007.  Mr. Layne joined First Western Bank in 1963 and served in various capacities with First Western Bank and its acquiror, Lloyds Bank of California, and Lloyd’s acquiror, Sanwa Bank, until his retirement in 2000.  Sanwa Bank was subsequently acquired by Bank of the West.  From 1999 to 2000, Mr. Layne was Vice Chairman of Sanwa Bank in charge of its Commercial Banking Group which encompassed all of Sanwa Bank’s 38 commercial and business banking centers and 12 Pacific Rim branches as well as numerous internal departments.  From 1997 to 2000, Mr. Layne was also Chairman of the Board of The Eureka Funds, a mutual fund family of five separate investment funds with total assets of $900 million.  From 1996 to 2000, Mr. Layne was Group Executive Vice President of the Relationship Banking Group of Sanwa Bank in charge of its 107 branches and 13 commercial banking centers as well as numerous internal departments.  Mr. Layne has also served in various capacities with many industry and community organizations, including as Director and Chairman of the Board of the Agricultural Foundation at California State University, Fresno (“CSUF”); Chairman of the Audit Committee of the Ag. Foundation at CSUF; board member of the Fresno Metropolitan Flood Control District; and Chairman of the Ag Lending Committee of the California Bankers Association.  Mr. Layne has a B.S. degree in Dairy Husbandry from CSUF and is a graduate of the California Agriculture Leadership Program.

Michael D. Kandris has served as a director since June 2008. Mr. Kandris has been the President, Western Division of Ruan Transportation Management Systems (“RTMS”) for the past year and a half.  For the previous six years, Mr. Kandris served as President and Chief Operating Officer of RTMS. Mr. Kandris has 30 years of experience in all modes of transportation and logistics. As President for RTMS, Mr. Kandris held responsibilities in numerous operations and administrative functions.  Mr. Kandris serves as a board member for the National Tank Truck Organization. Mr. Kandris has a B.S. degree in Business from California State University, Hayward.

Corporate Governance

Our Board believes that good corporate governance is paramount to ensure that Pacific Ethanol is managed for the long-term benefit of our stockholders.  Our Board has adopted corporate governance guidelines that guide its actions with respect to, among other things, the composition of the Board and its decision making processes, Board meetings and involvement of management, the Board’s standing committees and procedures for appointing members of the committees, and its performance evaluation of our Chief Executive Officer.

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.  The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is our “code of conduct” within the meaning of the listing standards of NASDAQ. Our Codes of Ethics are available at our website at http://www.pacificethanol.net.  Information on our Internet website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings we make with the Securities and Exchange Commission.

Board Committees

Our Board has established standing Audit, Compensation and Nominating and Governance Committees.  Each committee operates pursuant to a written charter that has been approved by our Board and the corresponding committee and that is reviewed annually and revised as appropriate. Each charter is available at our website at http://www.pacificethanol.net.  Information on our Internet website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings we make with the Securities and Exchange Commission.

Our Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, and reviews our financial statements for each interim period and for our year end.  Messrs. Stone, Prince and Layne served on our Audit Committee for all of 2008. Our Board has determined that each member of the Audit Committee is “independent” under the current NASDAQ listing standards and satisfies the other requirements under NASDAQ listing standards and Securities and Exchange Commission rules regarding audit committee membership.  Our Board has determined that Mr. Stone (i) qualifies as an “audit committee financial expert” under applicable Securities and Exchange Commission rules and regulations governing the composition of the Audit Committee, and (ii) satisfies the “financial sophistication” requirements of the NASDAQ listing standards.

Executive Officers

The following table sets forth certain information regarding our executive officers as of April 22, 2009:
Name	Age	Positions Held
Neil M. Koehler	51	Chief Executive Officer, President and Director
John T. Miller	63	Chief Operating Officer
Bryon T. McGregor	45	Interim Chief Financial Officer
Christopher W. Wright	56	Vice President, General Counsel and Secretary

Neil M. Koehler has served as Chief Executive Officer, President and as a director since March 2005.  Mr. Koehler served as Chief Executive Officer of PEI California since its formation in January 2003 and as a member of its board of directors since March 2004.  Prior to his association with PEI California, Mr. Koehler was the co-founder and General Manager of Parallel Products, one of the first ethanol production facilities in California, which was sold to a public company in 1997.  Mr. Koehler was also the sole manager and sole limited liability company member of Kinergy, which he founded in September 2000, and which is now one of our wholly-owned subsidiaries.  Mr. Koehler has over 20 years of experience in the ethanol production, sales and marketing industry in the Western United States.  Mr. Koehler is a Director of the California Renewable Fuels Partnership, a Director of the Renewable Fuels Association and is a nationally-recognized speaker on the production and marketing of renewable fuels.  Mr. Koehler has a B.A. degree in Government from Pomona College.

John T. Miller has served as Chief Operating Officer since June 2006 and served as our Acting Chief Financial Officer from December 16, 2006 through June 3, 2007 and from July 19, 2007 through January 1, 2008.  Mr. Miller was employed at Calpine Corporation beginning in 2001 and served as a Senior Vice President from 2002 to 2006.  At Calpine, Mr. Miller held several roles including managing the build-out of power projects, overseeing human resources and safety programs and leading Calpine’s strategy to centralize its power plant and corporate activities.  Prior to his tenure at Calpine, Mr. Miller served from 1998 to 2001 as Vice President of Thermo Ecotek, a subsidiary of Thermo Electron, and as President of Thermo Ecotek’s Power Resources Division.  Mr. Miller directed Thermo Electron’s expansion of its independent power business in the United States, Germany and the Czech Republic.  He also represented Thermo Electron in managing the sale of the Power Resources Division to AES Corporation.  Mr. Miller also served from 1994 to 1998 as President and Chief Executive Officer of Pacific Generation Company, a subsidiary of PacifiCorp.  Prior to that time, Mr. Miller served from 1990 to 1994 as Pacific Generation Company’s Vice President of Business Development and from 1987 to 1990 as its Vice President of Operations.  In 1995, Mr. Miller completed Harvard University’s Managing Global Opportunities, an executive education program.  Mr. Miller has a B.S. degree in Mechanical Engineering from Oregon State University and an M.B.A. degree from the University of Portland.  Mr. Miller served in the United States Navy from 1967 to 1971 as a Communications Technician.

Bryon T. McGregor has served as our Interim Chief Financial Officer since April 21, 2009. Mr. McGregor served as Vice President, Finance at Pacific Ethanol from September 2008 until he became Interim Chief Financial Officer in April 2009. Prior to joining Pacific Ethanol, Mr. McGregor was employed as Senior Director for E*TRADE Financial from February 2002 to August 2008, serving in various capacities including International Treasurer based in London England from 2006 to 2008, Brokerage Treasurer and Director from 2003 to 2006 and Assistant Treasurer and Director of Finance and Investor Relations from 2002 to 2003. Prior to joining E*TRADE, Mr. McGregor served as Manager of Finance and Head of Project Finance for BP (formerly Atlantic Richfield Company – ARCO) from 1998 to 2001. Mr. McGregor has extensive experience in banking and served as a Director of International Project Finance for Credit Suisse from 1992 to 1998, as Assistant Vice President for Sumitomo Mitsubishi Banking Corp (formerly The Sumitomo Bank Limited) from 1989 to 1992, and as Commercial Banking Officer for Bank of America from 1987 to 1989. Mr. McGregor has a B.S. degree in Business Management from Brigham Young University with an emphasis in International Finance and a minor in Japanese.

Christopher W. Wright has served as Vice President, General Counsel and Secretary since June 2006.  From April 2004 until he joined Pacific Ethanol in June 2006, Mr. Wright operated an independent consulting practice, advising companies on complex transactions, including acquisitions and financings.  Prior to that time, from January 2003 to April 2004, Mr. Wright was a partner with Orrick, Herrington & Sutcliffe, LLP, and from July 1998 to December 2002, Mr. Wright was a partner with Cooley Godward LLP, where he served as Partner-in-Charge of the Pacific Northwest office.  Mr. Wright has extensive experience advising boards of directors on compliance, securities matters and strategic transactions, with a particular focus on guiding the development of rapidly growing companies.  He has acted as general counsel for numerous technology enterprises in all aspects of corporate development, including fund-raising, business and technology acquisitions, mergers and strategic alliances.  Mr. Wright holds an A.B. in History from Yale College and a J.D. from the University of Chicago Law School.

Our officers are appointed by and serve at the discretion of our Board.  There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  These officers, directors and stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all reports that they file.

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2008 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, we believe that, during 2008, except as set forth below, all Section 16(a) filing requirements applicable to our reporting persons were met.

The following individuals did not timely file the following numbers of Forms 4 to report the following numbers of transactions: William L. Jones — 1 report, 1 transaction; Joseph W. Hansen— 2 reports, 2 transactions; Christopher W. Wright — 1 report, 1 transaction; Terry L. Stone — 1 report, 1 transaction; John L. Prince — 1 report, 1 transaction; Douglas L. Kieta — 1 report, 1 transaction; Larry D. Layne — 2 reports, 2 transactions; Michael D. Kandris — 1 report, 1 transaction.  In addition, Michael D. Kandris did not timely file a Form 3 upon becoming a director of Pacific Ethanol and Neil M. Koehler did not timely file a Form 5 for 2008 to report 2 gift transactions.

We believe that each of the foregoing persons have prepared and filed all required Forms 3, 4 and 5 to report their respective transactions.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program

This section discusses the principal components of compensation paid to our named executive officers for 2008.  Throughout this Report, we refer to the individuals who served as our principal executive officer and principal financial officer during 2008, as well as the other individuals included in the “Summary Compensation Table” below as the “named executive officers.”  However, when we refer to “named executive officers” in the information under the heading “2009 Compensation Philosophy and Objectives,” we mean all of the individuals included in the “Summary Compensation Table” below (other than our former Chief Financial Officer) and any executive officer of Pacific Ethanol who we expect will be listed in the Summary Compensation Table for 2009 (other than our Interim Chief Financial Officer).

Our Compensation Committee is responsible for establishing, implementing and administering our overall policies on compensation and the compensation to be provided to our executive officers.  Our Compensation Committee also has the responsibility for monitoring adherence with our compensation philosophy and ensuring that the total compensation paid to our executive officers is fair, reasonable and competitive.

Although our Compensation Committee makes all compensation decisions as to our executive officers, our Chief Executive Officer makes recommendations to our Compensation Committee regarding compensation for the other named executive officers.

2008 Executive Compensation

For the year ended December 31, 2008, the principal components of compensation for our named executive officers were:

•	base salary;
•	equity incentive compensation; and
•	perquisites and other personal benefits.

During 2008, our compensation philosophy was substantially similar to our compensation philosophy set forth below for 2009.  Base salary paid to each of the named executive officers was specified in their executive employment agreements and, except for Mr. Hansen, increased effective March 1, 2008.  The executive employment agreements were entered into as of December 11, 2007.  Information about the executive employment agreements can be found under the heading “Executive Employment Agreements” below.

In addition to base salary, our named executive officers were granted shares of restricted stock during 2008.  All restricted stock grants provided for vesting of 25% of the shares underlying the grants on each of the next four anniversaries commencing April 1, 2009 as a retention tool for the relevant service period.  In determining the type of equity-based incentive compensation to provide to the named executive officers, the Compensation Committee exercised its preference for restricted stock grants as they are less costly and provided a more immediate tangible benefit to participants.  Our named executive officers also vested as to a portion of their restricted stock grants made in 2006.

We did not have any program, plan or obligation that required us to grant equity incentive compensation on specified dates, except that our executive employment agreement with our former Chief Financial Officer required us to issue a specified amount of restricted stock.  Information about outstanding equity incentive compensation awards held by our named executive officers and directors is contained in the “Outstanding Equity Awards at Fiscal Year-End” and “Director Compensation” tables below.

During 2008, the Compensation Committee also considered granting discretionary cash bonuses to each named executive officer based on the personal performance of each named executive officer during 2008 in an amount up to 50% of each named executive officer’s base salary.  Ultimately, the Compensation Committee elected not to pay discretionary cash bonuses to any of our named executive officers because we were not profitable in 2008.

During 2008, we also provided certain of the named executive officers with perquisites and other personal benefits that the Compensation Committee believed were reasonable.  In addition, the executive employment agreements with each of the named executive officers provide for certain payments upon a change in control of Pacific Ethanol.  Information regarding applicable payments under these agreements is provided under the heading “Calculation of Potential Payments upon Termination or Change in Control” below.

2009 Compensation Philosophy and Objectives

Our Compensation Committee has maintained the same compensation program and philosophy and objectives used in 2008 for 2009.  Our current compensation philosophy is based upon three central objectives:

•
To provide an executive compensation structure and system that is both competitive in the marketplace and also internally equitable based upon the weight and level of responsibilities of each executive;

•	To attract, retain and motivate qualified executives within this structure, and reward them for outstanding performance-to-objectives and business results; and
•
To structure our compensation policy so that the compensation of executive officers is dependent in part on the achievement of our current year business plan objectives and dependent in part on the long-term increase in our net worth and the resultant improvement in stockholder value, and to maintain an appropriate balance between short- and long-range performance objectives over time.

The Compensation Committee evaluates both performance and compensation to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive so that we can attract and retain superior employees in key positions.  The Compensation Committee believes that compensation packages offered to our executives, including the named executive officers, should include both cash- and equity-based compensation that reward performance as measured against established goals.

In furtherance of these objectives, our Compensation Committee previously engaged Hewitt Associates LLC, a global human resources consulting firm, to conduct a review of our total compensation program for the named executive officers and other executives.  Hewitt Associates has provided our Compensation Committee with relevant market data and alternatives to consider when making compensation decisions as to the named executive officers and when making decisions as to the recommendations being made by our management for other executives.

In making compensation decisions, our Compensation Committee compares each element of total compensation against market data obtained by Hewitt Associates.  The sources of this data include proxy statements for publicly-traded companies within the ethanol industry and general industry published surveys that target companies with approximately $350 million, $500 million and $750 million in annual revenues.  For 2009, the Compensation Committee generally expects to set total compensation for the named executive officers at the median of compensation paid to similarly situated executives of the companies comprising the market data provided to us by Hewitt Associates.

Although there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation, the Compensation Committee expects that a significant percentage of total compensation for 2009 will be allocated to incentives as a result of the compensation philosophy we adopted in 2007 and continued through 2008.  The level and mix of incentive compensation will be determined by the Compensation Committee based in part on information provided by Hewitt Associates.

The Compensation Committee did not obtain updates of the data provided by Hewitt Associates in 2008 but may use historical information received from Hewitt Associates in 2008 in establishing compensation for future periods.

For 2009, we expect that the principal components of compensation for our named executive officers will be:

•	base salary;
•	discretionary cash bonuses;
•	equity incentive compensation;
•	other incentive compensation; and
•	perquisites and other personal benefits.

We view the various components of compensation as related but distinct. Our Compensation Committee expects to review compensation information provided by Hewitt Associates and to consider factors such as internal equity and consistency, and other considerations it deems relevant, such as rewarding extraordinary performance, to determine the appropriate level and mix of total compensation.

Base Salary

Base salary is targeted to recognize each executive officer’s unique value and historical contributions to our success in light of salary norms in our industry and the general marketplace and to compensate them for services expected to be rendered during the fiscal year.  Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using market data obtained by Hewitt Associates, with the goal of establishing base salary at the median base salary paid to similarly situated executives as reflected in the market data.  The Compensation Committee expects to periodically review the base compensation of the Chief Executive Officer, and the base compensation of all other named executive officers with the Chief Executive Officer, to ensure that a competitive position is maintained.

Discretionary Cash Bonuses

The Compensation Committee expects to use discretionary cash bonuses to focus our management on achieving key company financial objectives, to motivate certain desired individual behaviors and goals and/or to reward substantial achievement of these company financial objectives and individual behaviors and goals.

We intend to use cash bonuses to reward performance achievements generally only as to years in which we are profitable.  The Compensation Committee believes that as a growth company, we should reward achievement of both personal objectives and company financial objectives such as net sales, gallons of ethanol sold, net income and operating cash flows.  Individual performance objectives of the named executive officers based on the participant’s accountability and impact on our overall operations will be determined by our Compensation Committee with target award opportunities that will be established as a percentage of base salary.  The Compensation Committee expects to target the amount of any potential discretionary cash bonuses at the median level of cash bonuses paid to similarly situated executives as reflected in the market data provided by Hewitt Associates.  To the extent that our financial performance is less than or greater than the median financial performance reflected in the market data, the Compensation Committee expects that discretionary cash bonuses will be less than or greater than the median level of cash bonuses paid to executives of our peer companies.

Our Compensation Committee has adopted a policy to recover bonuses paid based on our financial performance where our financial statements are restated in a downward direction sufficient to reduce the amount of bonus that should have been paid under applicable bonus criteria.

Equity Incentive Compensation

Our 2006 Stock Incentive Plan authorizes the issuance of up to 2,000,000 shares of our common stock pursuant to options, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to our officers, directors or key employees or to consultants that do business with us.  Our Compensation Committee has the authority to administer our 2006 Stock Incentive Plan with respect to grants to executive officers and directors, and also has authority to make equity awards under our 2006 Stock Incentive Plan to all other eligible individuals.  However, our Board may retain, reassume or exercise from time to time the power to administer our 2006 Stock Incentive Plan.  Equity awards made to members of the Compensation Committee must be authorized and approved by a disinterested majority of our Board.

We plan to use equity incentive compensation to encourage participants to focus on the long-term performance of Pacific Ethanol and to provide an opportunity for the named executive officers to increase their ownership stake in Pacific Ethanol through grants of our common stock that vest over time.  The Compensation Committee also plans to continue to use equity compensation to attract qualified executive officers and to maintain competitive levels of total compensation.

Equity incentive compensation levels will be determined based upon our financial performance, the individual performance of the participant and market data provided to the Compensation Committee by Hewitt Associates.  Although equity incentive compensation levels will vary among the participants based on their positions with Pacific Ethanol, the goal of the Compensation Committee is to provide for equity incentive grants in amounts equal to the median level of grants made to similarly situated executives as reflected in the market data.  As is the case with discretionary cash bonuses, to the extent that our financial performance is less than or greater than the median financial performance reflected in the market data, the Compensation Committee expects that equity incentive compensation levels will be less than or greater than the median level of equity incentive compensation paid to executives of our peer companies.

Historically, we have neither made equity incentive grants in connection with the release or withholding of material non-public information nor have we made any grant at a predetermined time.  However, in the future, our Compensation Committee may establish a focal grant date at which equity-based incentive compensation would periodically be determined, most likely at times when cash compensation is being reviewed and the results of our operations for our latest completed fiscal period are publicly available.  Historically, stock options granted to our directors and executive officers have generally had exercise prices at or above the fair market value of our common stock on the date of grant.

On January 17, 2008, we granted 52,650 shares of restricted stock under our 2006 Stock Incentive Plan to Mr. Hansen, our-then new, and now former, Chief Financial Officer.  The shares of restricted stock vested as to 10,530 shares on April 1, 2008 and an additional 10,530 shares vested on October 4, 2008. On April 3, 2009, in connection with the termination of Mr. Hansen’s employment, 7,897 of these shares vested in accordance with Mr. Hansen’s executive employment agreement and the balance was forfeited.

On April 8, 2008, we granted shares of restricted stock under our 2006 Stock Incentive Plan to various employees, including our executive officers.  Our Chief Executive Officer was granted 79,908 shares of restricted stock, our Chief Operating Officer was granted 31,963 shares of restricted stock, our former Chief Financial Officer was granted 22,374 shares of restricted stock and our General Counsel was granted 22,374 shares of restricted stock. Except for the shares granted to Mr. Hansen, of which 4,195 vested upon his departure and the balance was forfeited, as discussed above, the shares of restricted stock will vest as to 25% on April 1st of each of the next four years starting on April 1, 2009, subject in each case to continued employment.

Other Incentive Compensation

In response to our financial condition and our uncertain future, we are considering adoption of a new incentive compensation plan covering existing employees to provide further recognition of their valuable contributions during our restructuring efforts and to ensure that we retain personnel with the knowledge and skills necessary to maintain effective operations.  We have not developed the preliminary terms or scope of such a plan, but we intend to develop and adopt such a plan in mid-2009 that will achieve these goals.

Perquisites and Other Personal Benefits

We expect to provide named executive officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions.  In addition, we have entered into executive employment agreements with our Chief Executive Officer, Chief Operating Officer and our General Counsel that provide for certain payments upon a change in control of Pacific Ethanol.  Information regarding applicable payments under these agreements is provided under the heading “Calculation of Potential Payments upon Termination or Change in Control” below.  The Compensation Committee expects to periodically review the levels of perquisites and other personal benefits provided to our named executive officers.

Accounting and Tax Treatment

We account for equity compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record an expense over the service period of the award.  Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.  Unless and until we achieve sustained profitability, the availability to us of a tax deduction for compensation expenses will not be material to our financial position.  We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them.

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals.  We currently intend that all cash compensation paid will be tax deductible by us.  However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option, gain recognized by the optionee will not be deductible if there is a disqualifying disposition by the optionee.  In addition, if we grant awards of restricted stock or restricted stock units that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Respectfully submitted,
Compensation Committee
Larry D. Layne
John L. Prince
Douglas L. Kieta
Terry L. Stone

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our principal executive officer, our Chief Operating Officer, our Vice President, General Counsel and Secretary, and our former Chief Financial Officer who served as our principal financial officer (collectively, the “named executive officers”), for all services rendered in all capacities to us for the years ended December 31, 2008, 2007 and 2006.
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(2)		Total ($)
Neil M. Koehler Chief Executive Officer and President	2008 2007 2006	$359,135 $284,615 $200,000	$ — $ — $ —	$247,638 $183,362 $349,917	$ $ $	— — 300,000(3)	$ $ $	14,071(4) — —	$620,844 $467,977 $849,917
John T. Miller Chief Operating Officer(5)	2008 2007 2006	$301,250 $247,500 $88,349	$ — $ — $ —	$163,232 $137,522 $262,437	$ $ $	— — —	$ $ $	12,050(6) 116,252(7) —	$476,532 $501,274 $350,786
Christopher W. Wright Vice President, General Counsel and Secretary	2008 2007 2006	$236,827 $223,461 $88,349	$ — $ — $ —	$155,519 $137,522 $262,437	$ $ $	— — —	$ $ $	— 25,917(8) 13,995(8)	$392,346 $386,900 $364,781
Joseph W. Hansen Former Chief Financial Officer(9)	2008	$238,461	$ —	$148,780		$—		$—	$387,241
_______________
(1)
The amounts shown are the compensation costs recognized in our financial statements for 2007 and 2008 related to shares of common stock awarded to certain named executive officers since 2006 in accordance with the provisions of SFAS No. 123R. The fair values of the shares of common stock were calculated based on the fair market value of our common stock on the respective grant dates.  The shares of common stock were issued under our 2006 Stock Incentive Plan.  Information regarding the vesting schedules for Messrs. Koehler, Miller, Wright and Hansen is included in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End” table below.

(2)	Except as listed the value of perquisites and other personal benefits was less than $10,000 in aggregate for each executive other than Messrs. Koehler, Miller and Wright.
(3)	Represents compensation under Mr. Koehler’s Executive Employment Agreement based on the net free cash flow of Kinergy. See “Executive Employment Agreements—Neil M. Koehler” below.
(4)	Amount represents matching 401k funds from the Company.
(5)
Mr. Miller was our Acting Chief Financial Officer from January 1, 2007 through June 3, 2007 and from July 19, 2007 through January 1, 2008.  Joseph W. Hansen was appointed as our Chief Financial Officer effective January 2, 2008 and was terminated on April 3, 2009.

(6)	Amount represents matching 401k funds from the Company.
(7)
Amount represents perquisites or personal benefits relating to payment of or reimbursement for commuting expenses from Mr. Miller’s home to our corporate office locations in Fresno and Sacramento, California, and housing and other living expenses, as well as payment of or reimbursement for expenses associated with the relocation of Mr. Miller’s residence to close proximity with our corporate headquarters in Sacramento, California. Also includes approximately $88,000 in tax gross-up benefits associated with Mr. Miller’s relocation.

(8)
Amount represents perquisites or personal benefits relating to payment of or reimbursement for commuting expenses from Mr. Wright’s home to our corporate office locations in Fresno and Sacramento, California, and housing and other living expenses.

(9)	Mr. Hansen was appointed as our Chief Financial Officer on January 2, 2008 and was terminated on April 3, 2009.

Executive Employment Agreements

Neil M. Koehler

Our Amended and Restated Executive Employment Agreement with Mr. Koehler dated as of December 11, 2007 provides for at-will employment.  Mr. Koehler was to receive a base salary of $300,000 per year, which was increased to $375,000 effective March 1, 2008, and is eligible to receive an annual discretionary cash bonus of up to 70% of his base salary, to be paid based upon performance criteria set by the Board and an additional cash bonus not to exceed 50% of the net free cash flow of Kinergy Marketing, LLC (defined as revenues of Kinergy Marketing, LLC, less Mr. Koehler’s salary and performance bonus, less capital expenditures and all expenses incurred specific to Kinergy Marketing, LLC), subject to a maximum of $300,000 in any given year; provided, that such bonus will be reduced by ten percentage points each year, commencing in 2005, such that 2009 will be the final year of such bonus at 10% of net free cash flow.

Upon termination by Pacific Ethanol without cause, resignation by Mr. Koehler for good reason or upon Mr. Koehler’s disability, Mr. Koehler is entitled to receive (i) severance equal to twelve months of base salary, (ii) continued health insurance coverage for twelve months, and (iii) accelerated vesting of 25% of all shares or options subject to any equity awards granted to Mr. Koehler prior to Mr. Koehler’s termination which are unvested as of the date of termination.  Notwithstanding the foregoing, if Mr. Koehler is terminated without cause or resigns for good reason within three months before or twelve months after a change in control, Mr. Koehler is entitled to (a) severance equal to eighteen months of base salary, (b) continued health insurance coverage for eighteen months, and (c) accelerated vesting of 100% of all shares or options subject to any equity awards granted to Mr. Koehler prior to Mr. Koehler’s termination that are unvested as of the date of termination.

The term “for good reason” is defined in the Executive Employment Agreement as (i) the assignment to Mr. Koehler of any duties or responsibilities that result in the material diminution of Mr. Koehler’s authority, duties or responsibility, (ii) a material reduction by Pacific Ethanol in Mr. Koehler’s annual base salary, except to the extent the base salaries of all other executive officers of Pacific Ethanol are accordingly reduced, (iii) a relocation of Mr. Koehler’s place of work, or Pacific Ethanol’s principal executive offices if Mr. Koehler’s principal office is at such offices, to a location that increases Mr. Koehler’s daily one-way commute by more than thirty-five miles, or (iv) any material breach by Pacific Ethanol of any material provision of the Executive Employment Agreement.

The term “cause” is defined in the Executive Employment Agreement as (i) Mr. Koehler’s indictment or conviction of any felony or of any crime involving dishonesty, (ii) Mr. Koehler’s participation in any fraud or other act of willful misconduct against Pacific Ethanol, (iii) Mr. Koehler’s refusal to comply with any lawful directive of Pacific Ethanol, (iv) Mr. Koehler’s material breach of his fiduciary, statutory, contractual, or common law duties to Pacific Ethanol, or (v) conduct by Mr. Koehler which, in the good faith and reasonable determination of the Board, demonstrates gross unfitness to serve; provided, however, that in the event that any of the foregoing events is reasonably capable of being cured, Pacific Ethanol shall, within twenty days after the discovery of such event, provide written notice to Mr. Koehler describing the nature of such event and Mr. Koehler shall thereafter have ten business days to cure such event.

A “change in control” of Pacific Ethanol is deemed to have occurred if, in a single transaction or series of related transactions (i) any person (as such term is used in Section 13(d) and 14(d) of the Exchange Act), or persons acting as a group, other than a trustee or fiduciary holding securities under an employee benefit program, is or becomes a “beneficial owner” (as defined in Rule 13-3 under the Exchange Act), directly or indirectly of securities of Pacific Ethanol representing a majority of the combined voting power of Pacific Ethanol, (ii) there is a merger, consolidation or other business combination transaction of Pacific Ethanol with or into another corporation, entity or person, other than a transaction in which the holders of at least a majority of the shares of voting capital stock of Pacific Ethanol outstanding immediately prior to such transaction continue to hold (either by such shares remaining outstanding or by their being converted into shares of voting capital stock of the surviving entity) a majority of the total voting power represented by the shares of voting capital stock of Pacific Ethanol (or the surviving entity) outstanding immediately after such transaction, or (iii) all or substantially all of our assets are sold.

John T. Miller

Our Amended and Restated Executive Employment Agreement with Mr. Miller dated as of December 11, 2007 provides for at-will employment.  Mr. Miller was to receive a base salary of $250,000 per year, which was increased to $315,000 effective March 1, 2008, and is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board.  All other terms and conditions of Mr. Miller’s Executive Employment Agreement are substantially the same as those contained in Mr. Koehler’s Executive Employment Agreement, except that Mr. Miller is not entitled to any bonus based on the net free cash flow of Kinergy Marketing, LLC.

Christopher W. Wright

Our Amended and Restated Executive Employment Agreement with Mr. Wright dated as of December 11, 2007 provides for at-will employment.  Mr. Wright was to receive a base salary of $225,000 per year, which was increased to $240,000, effective March 1, 2008, and is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board.  All other terms and conditions of Mr. Wright’s Executive Employment Agreement are substantially the same as those contained in Mr. Koehler’s Executive Employment Agreement, except that Mr. Wright is not entitled to any bonus based on the net free cash flow of Kinergy Marketing, LLC.

Joseph W. Hansen

Our Executive Employment Agreement with Mr. Hansen dated as of December 11, 2007 provided for at-will employment.  Mr. Hansen was to receive a base salary of $250,000 per year and was eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board.  All other terms and conditions of Mr. Hansen’s Executive Employment Agreement were substantially the same as those contained in Mr. Koehler’s Executive Employment Agreement, except that Mr. Hansen was not entitled to any bonus based on the net free cash flow of Kinergy Marketing, LLC. On April 3, 2009, we terminated Mr. Hansen’s employment and his Executive Employment Agreement.

Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers during the year ended December 31, 2008. As of the end of 2008, none of the named executive officers held any performance-based equity or non-equity incentive awards.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards($)(2)
Neil M. Koehler	April 8, 2008	79,908		$$342,805
John T. Miller	April 8, 2008	31,963		$137,121
Christopher W. Wright	April 8, 2008	22,374		$95,985
Joseph W. Hansen	January 17, 2008 April 8, 2008	52,650 22,374	$ $	290,628 95,985
__________
(1)
The stock awards reported in the above table represent shares of stock granted under our 2006 Stock Incentive Plan. Mr. Hansen’s grant dated January 17, 2008 vested as to 10,530 shares on April 1, 2008 and as to 10,530 shares on October 4, 2008 and, originally, the balance was to vest on each of the next three anniversaries commencing October 4, 2009. Upon our termination of Mr. Hansen’s employment on April 3, 2009, 12,092 shares vested immediately and the balance of his shares of restricted stock were forfeited. The shares granted on April 8, 2008 to the other named executive officers vest as to 25% of the shares on each of the next four anniversaries commencing on April 1, 2009.

(2)
The dollar value of grants of common stock shown represents the grant date fair value calculated based on the fair market value of our common stock on the grant date.  The actual value that an executive will realize on the award will depend on the price per share of our common stock at the time shares are sold.  There is no assurance that the actual value realized by an executive will be at or near the grant date fair value of the shares awarded.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2008.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Neil M. Koehler	122,028	$ 53,692
John T. Miller	63,553	$ 27,963
Christopher W. Wright	53,964	$ 23,744
Joseph W. Hansen	53,964	$ 23,744
___________________
(1)
The stock awards reported in the above table represent shares of stock granted under our 2006 Stock Incentive Plan on October 4, 2006, January 17, 2008 and April 8, 2008. Mr. Koehler’s grant vests as to 14,040 shares on each of the next four anniversaries of October 4, 2007. Messrs. Miller’s and Wright’s grants each vest as to 10,530 shares on each of the next four anniversaries of October 4, 2007.  Upon our termination of Mr. Hansen’s employment on April 3, 2009, 12,092 shares vested immediately and the balance of his shares of restricted stock were forfeited.

(2)	Represents the fair market value per share of our common stock on December 31, 2008, which was $0.44, multiplied by the number of shares that had not vested as of December 31, 2008.

Option Exercises and Stock Vested

The following table summarizes the vesting of stock awards for each of our named executive officers for the year ended December 31, 2008:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Neil M. Koehler	14,040	$ 17,971
John T. Miller	10,530	$ 13,478
Christopher W. Wright	10,530	$ 13,478
Joseph W. Hansen	21,060	$ 61,706
___________________
(1)
Represents the closing price of a share of our common stock on the date of vesting multiplied by the number of shares that vested on such date, including any shares that were withheld by us to satisfy minimum employment withholding taxes.

Potential Payments upon Termination or Change in Control

Executive Employment Agreements.  We have entered into agreements with our named executive officers that provide certain benefits upon the termination of their employment under certain prescribed circumstances.  Those agreements are described above under “Executive Employment Agreements” above.

2006 Stock Incentive Plan.  Under our 2006 Stock Incentive Plan, if a change in control occurs, each outstanding equity award under the discretionary grant program will automatically accelerate in full, unless (i) that award is assumed by the successor corporation or otherwise continued in effect, (ii) the award is replaced with a cash retention program that preserves the spread existing on the unvested shares subject to that equity award (the excess of the fair market value of those shares over the exercise or base price in effect for the shares) and provides for subsequent payout of that spread in accordance with the same vesting schedule in effect for those shares, or (iii) the acceleration of the award is subject to other limitations imposed by the plan administrator.  In addition, all unvested shares outstanding under the discretionary grant and stock issuance programs will immediately vest upon the change in control, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect or accelerated vesting is precluded by other limitations imposed by the plan administrator.  Each outstanding equity award under the stock issuance program will vest as to the number of shares of common stock subject to that award immediately prior to the change in control, unless that equity award is assumed by the successor corporation or otherwise continued in effect or replaced with a cash retention program similar to the program described in clause (ii) above or unless vesting is precluded by its terms.  Immediately following a change in control, all outstanding awards under the discretionary grant program will terminate and cease to be outstanding except to the extent assumed by the successor corporation or its parent or otherwise expressly continued in full force and effect pursuant to the terms of the change in control transaction.

The plan administrator will have the discretion to structure one or more equity awards under the discretionary grant and stock issuance programs so that those equity awards will vest in full either immediately upon a change in control or in the event the individual’s service with us or the successor entity is terminated (actually or constructively) within a designated period following a change in control transaction, whether or not those equity awards are to be assumed or otherwise continued in effect or replaced with a cash retention program.

The definition of “change in control” under our 2006 Stock Incentive Plan is substantially the same as provided under “Executive Employment Agreements” above.

Calculation of Potential Payments upon Termination or Change in Control

In accordance with the rules of the Securities and Exchange Commission, the following table presents our estimate of the benefits payable to the named executive officers under our 2006 Stock Incentive Plan and their executive employment agreements assuming that for each of Messrs. Koehler, Miller, Wright and Hansen (i) a “change in control” occurred on December 31, 2008, the last business day of 2008, and (a) there was a termination by the executive “for good reason,” or by us without “cause” within three months before or twelve months after the change in control, or (b) none of the executives’ equity awards were assumed by the successor corporation or replaced with a cash retention program, (ii) a qualifying termination occurred on December 31, 2008, which is a termination by the executive “for good reason,” by us without “cause” or upon the executive’s disability, or (iii) a non-qualifying termination occurred on December 31, 2008, which is a voluntary termination by the executive other than “for good reason” or by us for “cause.”  See “Executive Employment Agreements” above for definitions of “for good reason,” “cause” and “change in control.”

Name	Trigger	Salary and Bonus(1)	Continuation of Benefits(2)	Value of Stock Acceleration(3)	Total Value(4)

Neil M. Koehler	Change in Control	$562,500	$24,372	$53,692	$640,564
	Qualifying Termination	$375,000	$16,248	$13,423	$404,671
	Non-Qualifying Termination	$—	$—	$—	$—

John T. Miller	Change in Control	$472,500	$17,226	$27,963	$517,689
	Qualifying Termination	$315,000	$11,484	$6,991	$333,475
	Non-Qualifying Termination	$—	$—	$—	$—

Christopher W. Wright	Change in Control	$360,000	$23,328	$23,744	$407,072
	Qualifying Termination	$240,000	$15,552	$5,936	$261,488
	Non-Qualifying Termination	$—	$—	$—	$—

Joseph W. Hansen(5)	Change in Control	$375,000	$24,372	$23,744	$423,116
	Qualifying Termination	$250,000	$16,248	$5,936	$272,184
	Non-Qualifying Termination	$—	$—	$—	$—
_______________
(1)
Represents eighteen months additional salary after the date of termination in the event of a Change in Control and twelve months additional salary after the date of termination in the event of a Qualifying Termination based on the executive’s salary as of December 31, 2008.

(2)
Represents the aggregate value of the continuation of certain employee health benefits for up to eighteen months after the date of termination in the event of a Change in Control and for up to twelve months after the date of termination in the event of a Qualifying Termination.

(3)
Represents the aggregate value of the accelerated vesting of 100% of all of the executive’s unvested restricted stock grants in the event of a Change in Control and 25% of all of the executive’s unvested restricted stock grants in the event of a Qualifying Termination.  The amounts shown as the value of the accelerated restricted stock grants are based solely on the intrinsic value of the restricted stock grants as of December 31, 2008, which was calculated by multiplying (i) the fair market value of our common stock on December 31, 2008, which was $0.44, by (ii) the assumed number of shares vesting on an accelerated basis on December 31, 2008.

(4)	Excludes the value to the executive of the continuing right to indemnification and continuing coverage under our directors’ and officers’ liability insurance, if applicable.
(5)	Mr. Hansen’s employment was terminated on April 3, 2009 under circumstances deemed to be a “Qualifying Termination.”

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Messrs. Layne, Prince, Kieta and Stone.  None of these individuals were officers or employees of Pacific Ethanol at any time during 2008 or at any other time.  During 2008, none of our executive officers served as a member of the board of directors or compensation committee of any other entity whose executive officer(s) served on our Board or Compensation Committee.

Compensation of Directors

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board.  In setting the compensation of directors, we consider the significant amount of time that Board members spend in fulfilling their duties to Pacific Ethanol as well as the experience level we require to serve on our Board.  The Board, through its Compensation Committee, annually reviews the compensation and compensation policies for Board members.  In recommending director compensation, the Compensation Committee is guided by three goals (i) compensation should fairly pay directors for work required in a company of our size and scope, (ii) compensation should align directors’ interests with the long-term interests of our stockholders, and (iii) the structure of the compensation should be clearly disclosed to our stockholders.

Cash Compensation

Current Program.  On April 8, 2008, and effective as of April 1, 2008, our Compensation Committee approved a new cash compensation plan for directors which provides the Chairman of our Board annual compensation of $80,000, the Chairman of our Audit Committee annual compensation of $42,000, the Chairman of our Compensation Committee annual compensation of $36,000, the Chairman of our Nominating and Governance Committee annual compensation of $36,000, the Chairman of our Transportation Committee annual compensation of $36,000 and the Chairman of our Strategic Transactions Committee annual compensation of $36,000.  All other directors, except employee directors, receive annual compensation of $24,000.  These amounts are paid in advance in bi-weekly installments.  In addition, directors are reimbursed for certain reasonable and documented expenses in connection with attendance at meetings of our Board and its committees.  Employee directors do not receive director compensation in connection with their service as directors.

Prior Program.  Our cash compensation plan for directors during 2007 and the first quarter of 2008 provided the Chairman of our Board annual compensation of $80,000, the Chairman of our Audit Committee annual compensation of $22,000 and the Chairman of our Compensation Committee annual compensation of $20,000.  All other directors, except employee directors, received annual compensation of $12,000.  These amounts were paid in monthly installments.  In addition, directors were reimbursed for certain reasonable and documented expenses in connection with attendance at meetings of our Board and its committees.  Employee directors did not receive director compensation in connection with their service as directors.

Equity Compensation

Following our annual meeting each year, our Compensation Committee or our full Board is to grant equity compensation to our newly elected or reelected directors which is to vest as to 100% of the grants in one year.  Vesting is to be subject to continued service on our Board during the full year.

Compensation of Employee Director

Mr. Koehler was compensated as a full-time employee and officer but received no additional compensation for service as a Board member during 2008.  Information regarding the compensation awarded to Mr. Koehler is included in the “Summary Compensation Table” above.

Director Compensation Table

The following table summarizes the compensation of our directors for the year ended December 31, 2008:
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)		Total ($)
William L. Jones	$80,000	$136,150	(3)	$216,150
Terry L. Stone	$37,000	$126,530	(4)	$163,530
John L. Prince	$32,000	$126,530	(5)	$158,530
Douglas L. Kieta	$30,000	$126,530	(6)	$156,530
Larry D. Layne	$32,000	$130,045	(7)	$162,045
Michael D. Kandris	$21,000	$30,000	(8)	$51,000
__________
(1)
For a description of annual director fees and fees for chair positions, see the disclosure above under “Compensation of Directors—Cash Compensation.” The value of perquisites and other personal benefits was less than $10,000 in aggregate for each director.

(2)
The amounts shown are the compensation costs recognized in our financial statements for 2008 related to vesting of shares of restricted stock awarded to each director since 2006 in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” referred to in this Report as SFAS No. 123R.  The fair values of the shares of restricted stock awarded were calculated based on the fair market value of our common stock on the grant date.  No grants of restricted stock were made in years prior to 2006.

(3)
At December 31, 2008, Mr. Jones held 75,500 shares from stock awards, including 39,340 unvested shares, and also held options to purchase an aggregate of 50,000 shares of common stock.  Mr. Jones was granted 31,200 and 44,300 shares of our common stock on October 4, 2006 and June 12, 2008, having aggregate grant date fair values of $407,472 and $104,991, respectively, calculated based on the fair market value of our common stock on the applicable grant date.

(4)
At December 31, 2008, Mr. Stone held 59,900 shares from stock awards, including 25,300 unvested shares, and also held options to purchase an aggregate of 15,000 shares of common stock.  Mr. Stone was granted 15,600 and 44,300 shares of our common stock on October 4, 2006 and June 12, 2008, having aggregate grant date fair values of $203,736 and $104,991, respectively, calculated based on the fair market value of our common stock on the applicable grant date.

(5)
At December 31, 2008, Mr. Prince held 59,900 shares from stock awards, including 25,300 unvested shares, and also held options to purchase an aggregate of 15,000 shares of common stock.  Mr. Prince was granted 15,600 and 44,300 shares of our common stock on October 4, 2006 and June 12, 2008, having aggregate grant date fair values of $203,736 and $104,991, respectively, calculated based on the fair market value of our common stock on the applicable grant date.

(6)
At December 31, 2008, Mr. Kieta held 59,900 shares from stock awards, including 25,300 unvested shares.  Mr. Kieta was granted 15,600 and 44,300 shares of our common stock on October 4, 2006 and June 12, 2008, having aggregate grant date fair values of $203,736 and $104,991, respectively, calculated based on the fair market value of our common stock on the applicable grant date.

(7)
At December 31, 2008, Mr. Layne held 59,900 shares from stock awards, including 35,700 unvested shares.  Mr. Layne was granted 15,600 and 44,300 shares of our common stock on January 17, 2008 and June 12, 2008, having aggregate grant date fair values of $86,112 and $104,991, respectively, calculated based on the fair market value of our common stock on the applicable grant date.

(8)
At December 31, 2008, Mr. Kandris held 25,300 shares from stock awards, all of which were unvested shares.  Mr. Kandris was granted 25,300 shares of our common stock on June 12, 2008, having an aggregate grant date fair value of $59,961, calculated based on the fair market value of our common stock on the grant date. Mr. Kandris was appointed as a director on June 11, 2008.

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

Our certificate of incorporation provides that, except in certain specified instances, our directors shall not be personally liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors, except liability for the following:

•	any breach of their duty of loyalty to Pacific Ethanol or our stockholders;
•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; and
•	any transaction from which the director derived an improper personal benefit.

In addition, our certificate of incorporation and bylaws obligate us to indemnify our directors and officers against expenses and other amounts reasonably incurred in connection with any proceeding arising from the fact that such person is or was an agent of ours.  Our bylaws also authorize us to purchase and maintain insurance on behalf of any of our directors or officers against any liability asserted against that person in that capacity, whether or not we would have the power to indemnify that person under the provisions of the Delaware General Corporation Law.  We have entered and expect to continue to enter into agreements to indemnify our directors and officers as determined by our Board.  These agreements provide for indemnification of related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding.  We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.  We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty.  They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders.  Furthermore, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.  At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Insofar as the provisions of our certificate of incorporation or bylaws provide for indemnification of directors or officers for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), we have been informed that in the opinion of the Securities and Exchange Commission this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 22, 2009, the date of the table, by:

•	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	each of our current executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership is based on 57,649,926 shares of common stock outstanding as of the date of the table.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
William L. Jones	Common	1,513,190	(2)	2.62%
	Series B Preferred	12,820		*
Neil M. Koehler	Common	3,946,258	(3)	6.71%
	Series B Preferred	256,410		10.93%
John T. Miller.	Common	83,061		*
Bryon T. McGregor	Common	5,000		*
Christopher W. Wright	Common	53,438		*
Terry L. Stone	Common	78,900	(4)	*
John L. Prince	Common	74,900	(5)	*
Douglas L. Kieta	Common	59,900		*
Larry D. Layne	Common	59,900		*
Michael D. Kandris	Common	25,300		*
Lyles United, LLC	Common	9,485,365	(6)	14.13%
	Series B Preferred	2,051,282		87.43%
All executive officers and directors as a group (10 persons)	Common	5,899,847	(7)	10.01%
	Series B Preferred	269,230		11.48%
__________
*	Less than 1.00%
(1)
Messrs. Jones, Koehler, Stone, Prince, Kieta, Layne and Kandris are directors of Pacific Ethanol.  Messrs. Koehler, Miller, McGregor and Wright are executive officers of Pacific Ethanol.  The address of each of these persons is c/o Pacific Ethanol, Inc., 400 Capitol Mall, Suite 2060, Sacramento, California  95814.

(2)
Amount of common stock includes 1,405,500 shares of common stock held by William L. Jones and Maurine Jones, husband and wife, as community property, 50,000 shares of common stock underlying options issued to Mr. Jones, 19,230 shares of common stock underlying a warrant issued to Mr. Jones and 38,460 shares of common stock underlying our Series B Preferred Stock held by Mr. Jones.

(3)
Amount of common stock includes 2,792,413 shares of common stock held directly, 384,615 shares of common stock underlying a warrant and 769,230 shares of common stock underlying our Series B Preferred Stock.

(4)	Includes 15,000 shares of common stock underlying options.
(5)	Includes 15,000 shares of common stock underlying options.
(6)
Amount of common stock includes 6,000 shares of common stock held directly, 3,176,923 shares of common stock underlying warrants and 6,302,442 shares of common stock underlying our Series B Preferred Stock.  The address for Lyles United, LLC is c/o Howard Rice Nemerovski Canady Falk & Rabkin, Three Embarcadero Center, Suite 700, San Francisco, California  94111-4024.

(7)
Amount of common stock includes 4,608,312 shares of common stock held directly, 80,000 shares of common stock underlying options, 403,845 shares of common stock underlying warrants and 807,690 shares of common stock underlying our Series B Preferred Stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Stock Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)(2)
Equity Compensation Plans Approved by Security Holders:
1995 Plan(1)	20,000	$4.94	—
2004 Plan(2)	110,000	$7.82	—
2006 Plan	—	—	716,354
      __________
(1)	Our Amended 1995 Incentive Stock Plan was terminated effective July 19, 2006, except to the extent of then-outstanding options.
(2)	Our 2004 Stock Option Plan was terminated effective September 7, 2006, except to the extent of then-outstanding options.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our corporate governance guidelines provide that a majority of the Board and all members of the Audit, Compensation and Nominating and Governance Committees of the Board will be independent.  On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with Pacific Ethanol in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these questionnaires, the Board, with the assistance of the Nominating and Governance Committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the Securities and Exchange Commission and NASDAQ, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with Pacific Ethanol.

The Board has determined that all of its directors are independent under these standards, except for (i) Mr. Jones, who is the father-in-law of Ryan W. Turner, one of our former executive officers who resigned in April 2006, and (ii) Mr. Koehler, who serves full-time as our Chief Executive Officer and President.

Policies and Procedures for Approval of Related Party Transactions

Our Board has the responsibility to review and discuss with management and approve, and has adopted written policies and procedures relating to approval or ratification of, interested transactions with related parties.  During this process, the material facts as to the related party’s interest in a transaction are disclosed to all Board members or an applicable committee.  Under the policies and procedures, the Board is to review each interested transaction with a related party that requires approval and either approve or disapprove of the entry into the interested transaction.  An interested transaction is any transaction in which we are a participant and any related party has or will have a direct or indirect interest.  Transactions that are in the ordinary course of business and would not require either disclosure pursuant to Item 404(a) of Regulation S-K under the Securities Act or approval of the Board or an independent committee of the Board pursuant to applicable NASDAQ rules would not be deemed interested transactions.  No director may participate in any approval of an interested transaction with respect to which he or she is a related party.  Our Board intends to approve only those related party transactions that are in the best interests of Pacific Ethanol and our stockholders.

Other than as described below or elsewhere in this Report, since January 1, 2008, there has not been a transaction or series of related transactions to which Pacific Ethanol was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.  All of the below transactions were separately approved by our Board.

Certain Relationships and Related Transactions

Miscellaneous

We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above in Item 11—Executive Compensation. We have entered into an indemnification agreement with each of our directors and executive officers.  The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Neil M. Koehler

Series B Preferred Stock

On May 20, 2008, we sold Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, 256,410 shares our Series B Preferred Stock, all of which were initially convertible into an aggregate of 769,230 shares of our common stock based on an initial three-for-one conversion ratio and warrants to purchase an aggregate of 384,615 shares of our common stock at an exercise price of $7.00 per share, for an aggregate purchase price of $5,000,000.  For the year ended December 31, 2008, we declared and paid cash dividends to Mr. Koehler in respect of our Series B Preferred Stock in the aggregate amount of $214,794.

Loan Transaction

On March 30, 2009, we entered into an unsecured promissory note in favor of Mr. Koehler. The promissory note is for the principal amount of $1,000,000.  Interest on the unpaid principal amount of the promissory note accrues at a rate per annum of 8.00%.  All principal and unpaid interest on the promissory note is due and payable on March 30, 2010.

Paul P. Koehler

Paul P. Koehler, a brother of Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, is employed by us as Vice President of Corporate Development, at an annual salary of $190,000.

On May 20, 2008, we sold Mr. Koehler 12,820 shares our Series B Preferred Stock, all of which were initially convertible into an aggregate of 38,460 shares of our common stock based on an initial three-for-one conversion ratio and warrants to purchase an aggregate of 19,230 shares of our common stock at an exercise price of $7.00 per share, for an aggregate purchase price of $250,000.  For the year ended December 31, 2008, we declared and paid cash dividends to Mr. Koehler in respect of our Series B Preferred Stock in the aggregate amount of $10,739.

Thomas D. Koehler

Thomas D. Koehler, a brother of Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, was employed by us as Vice President of Public Policy and Markets, at an annual salary of $175,000 through March 31, 2008, his last day of employment with us.

Effective as of April 1, 2008, we entered into an Independent Contractor Services Agreement with Mr. Koehler for the provision of strategic consulting services, including in connection with promoting Pacific Ethanol and ethanol as a fuel additive and transportation fuel with governmental agencies.  Mr. Koehler is to be compensated at a rate of $12,500 per month.

On May 20, 2008, we sold Mr. Koehler 12,820 shares our Series B Preferred Stock, all of which were initially convertible into an aggregate of 38,460 shares of our common stock based on an initial three-for-one conversion ratio and warrants to purchase an aggregate of 19,230 shares of our common stock at an exercise price of $7.00 per share, for an aggregate purchase price of $250,000.  For the year ended December 31, 2008, we declared and paid cash dividends to Mr. Koehler in respect of our Series B Preferred Stock in the aggregate amount of $10,739.

William L. Jones

Sales of Corn

During 2008, we sold corn to Tri-J Land & Cattle, an entity owned by William L. Jones, our Chairman of the Board and a director. We are not under contract with Tri-J Land & Cattle, but we sell rolled corn to Tri-J Land & Cattle on a spot basis as needed.  Sales of rolled corn to Tri-J Land & Cattle totaled $1,300 for the year ended December 31, 2008.  Accounts receivable from Tri-J Land & Cattle totaled $1,300 at December 31, 2008.

Series B Preferred Stock

On May 20, 2008, we sold Mr. Jones 12,820 shares our Series B Preferred Stock, all of which were initially convertible into an aggregate of 38,460 shares of our common stock based on an initial three-for-one conversion ratio and warrants to purchase an aggregate of 19,230 shares of our common stock at an exercise price of $7.00 per share, for an aggregate purchase price of $250,000.  For the year ended December 31, 2008, we declared and paid cash dividends to Mr. Jones in respect of our Series B Preferred Stock in the aggregate amount of $10,739.

Loan Transaction

On March 30, 2009, we entered into an unsecured promissory note in favor of Mr. Jones. The promissory note is for the principal amount of $1,000,000.  Interest on the unpaid principal amount of the promissory note accrues at a rate per annum of 8.00%.  All principal and unpaid interest on the promissory note is due and payable on March 30, 2010.

Michael D. Kandris

During 2008, we contracted with Ruan, an entity in which Michael D. Kandris, one of our directors, is a senior officer, for certain transportation services for our products.  For the year ended December 31, 2008, we purchased certain transportation services for $1,487,000.  As of December 31, 2008, we had $608,000 of outstanding accounts payable to Ruan.

Cascade Investment, L.L.C.

For the year ended December 31, 2008, we declared and paid cash dividends to Cascade Investment, L.L.C. (“Cascade”) in respect of our Series A Preferred Stock in the aggregate amount of $1,709,000.  During 2008, Cascade converted all of its 5,315,625 shares of Series A Preferred Stock into 10,631,250 shares of our common stock.  As a result, at December 31, 2008, there were no outstanding shares of Series A Preferred Stock.

Lyles United, LLC

Series B Preferred Stock

On March 27, 2008, we sold Lyles United, LLC (“Lyles”) 2,051,282 shares our Series B Preferred Stock, all of which were initially convertible into an aggregate of 6,153,846 shares of our common stock based on an initial three-for-one conversion ratio and warrants to purchase an aggregate of 3,076,923 shares of our common stock at an exercise price of $7.00 per share, for an aggregate purchase price of $40,000,000.  We also issued to Lyles a warrant to purchase 100,000 shares of our common stock at an exercise price of $8.00 per share in connection with the extension of the maturity date of a loan.

For the year ended December 31, 2008, we declared and paid cash dividends to Lyles in respect of our Series B Preferred Stock in the aggregate amount of $2,148,000. In addition, as of December 31, 2008, we had notes payable of $30,000,000 to Lyles and $1,500,000 to one of its affiliated companies, Lyles Mechanical Co.

Construction Relationship

During the year ended December 31, 2008, we contracted with the W.M. Lyles Company (“W.M. Lyles”) for certain construction services associated with the construction of some of our ethanol production facilities. These agreements resulted in payments of approximately $43,143,000 to W. M. Lyles and approximately $3,575,000 outstanding as of December 31, 2008.

Lyles United Loan Transactions

In November and December 2007, one of our wholly-owned subsidiaries borrowed, in two loan transactions of equal amount, an aggregate of $30,000,000 from Lyles. The loans were due in the amount of $15,000,000 in each of February and March 2009 and were secured by substantially all of the assets of the subsidiary. We guaranteed the repayment of the loan.  The first loan accrued interest at the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus two percent (2.00%) and the second loan accrued interest at the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus four percent (4.00%).  In connection with the extension of the maturity date of the first loan, we issued to Lyles a warrant to purchase 100,000 shares of our common stock at an exercise price of $8.00 per share.

In connection with the first loan in November 2007, our subsidiary entered into a Letter Agreement with Lyles under which it committed to award the primary construction and mechanical contract to Lyles or one of its affiliates for the construction of an ethanol production facility at our Imperial Valley site near Calipatria, California (the “Project”), conditioned upon the subsidiary electing, in its sole discretion, to proceed with the Project and Lyles or its affiliate having all necessary licenses and being otherwise ready, willing and able to perform the primary construction and mechanical contract.  In the event the foregoing conditions are satisfied and the subsidiary awards the contract to a party other than Lyles or one of its affiliates, the subsidiary will be required to pay to Lyles, as liquidated damages, an amount equal to $5.0 million.

In November 2008, we restructured the loans from Lyles. We assumed all of the subsidiary’s obligations under the loans and issued a single promissory note in favor of Lyles in the principal amount of $30,000,000. The new loan is due March 15, 2009 and accrues interest at the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus three percent (3.00%). We also terminated Lyles’ security interest in our subsidiary’s assets. We also entered into a joint instruction letter with Lyles instructing a subsidiary to remit directly to Lyles any cash distributions received on account of the subsidiary’s ownership interests in the initial obligor subsidiary or Front Range Energy, LLC until such time as the loan is repaid in full.  In addition, the subsidiary entered into a limited recourse guaranty in favor of Lyles to the extent of such cash distributions.  Another subsidiary also guaranteed our obligations as to the loan and pledged all of its assets as security therefor.  Finally, the initial obligor subsidiary paid all accrued and unpaid interest on the initial loans through November 6, 2008 in the aggregate amount of $2,205,000.

We, including through our subsidiaries, paid Lyles an aggregate of $2,683,000 in interest on the loans for the year ended December 31, 2008 and through the filing of this Report.

Lyles Mechanical Loan Transaction

In October 2008, we issued an unsecured promissory note to Lyles Mechanical Co., a Lyles affiliate. The promissory note is for the principal amount of $1,500,000 for final payment due to Lyles Mechanical Co. for final construction our ethanol production facility in Stockton, California. Interest on the unpaid principal amount of the promissory note accrues at an annual rate equal to the Prime Rate as reported from time to time in The Wall Street Journal plus two percent (2.00%). All principal and unpaid interest on the promissory note is due on March 31, 2009.

Forbearance Agreements

In February 2009 we and certain of our subsidiaries as well as Lyles and Lyles Mechanical Co. entered into a forbearance agreement relating to the loans described above. In March 2009, we and certain of our subsidiaries as well as Lyles and Lyles Mechanical Co. entered into an amended forbearance agreement relating to the loans described above.  The amended forbearance agreement provides that Lyles and Lyles Mechanical Co. will forbear from exercising their rights and remedies under their promissory notes until the earliest to occur of (i) April 30, 2009; (ii) the date of termination of the forbearance period due to a default under the amended forbearance agreement; and (iii) the date on which all of the obligations under the promissory notes and related documents have been paid and discharged in full and the promissory notes have been canceled.

Item 14.     Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Hein & Associates LLP for the years ended December 31, 2008 and 2007.

	2008	2007
Audit Fees	$962,897	$1,201,300
Audit-Related Fees	—	38,800
Tax Fees	—	2,200
All Other Fees	—	—
Total	$962,897	$1,242,300

Audit Fees.  Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and our Registration Statements on Form S-3, including amendments thereto, and the review of our internal accounting and reporting controls as required under Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees.  Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”  Such fees include amounts billed for professional services performed in connection with mergers and acquisitions.

Tax Fees.   Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees.  Consists of amounts billed for services other than those noted above.

Our Audit Committee has determined that all non-audit services provided by Hein & Associates LLP are compatible with maintaining Hein & Associates LLP’s audit independence.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services.  The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year.  Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year.  Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Chairman of our Audit Committee for pre-approval prior to engaging our independent auditor for such services.  These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.  During 2008 and 2007, all services performed by Hein & Associates LLP were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

PART IV

Item 15.     Exhibits

The exhibits filed as part of this Amendment No. 1 to Form 10-K are as follows:

Exhibit No.	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of April, 2009.

PACIFIC ETHANOL, INC.

/s/ Neil M. Koehler
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Jones William L. Jones	Chairman of the Board and Director	April 22, 2009

/s/ Neil M. Koehler Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	April 22, 2009

/s/ Bryon T. McGregor Bryon T. McGregor	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 22, 2009

/s/ Terry L. Stone Terry L. Stone	Director	April 22, 2009

/s/ John L. Prince John L. Prince	Director	April 22, 2009

/s/ Douglas L. Kieta Douglas L. Kieta	Director	April 22, 2009

/s/ Larry D. Layne Larry D. Layne	Director	April 22, 2009

/s/ Michael D. Kandris Michael D. Kandris	Director	April 22, 2009