Form 10-Q
period 2009-03-31
Pacific Ethanol, Inc.
filed 2009-05-18
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer|☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 15, 2009, there were 57,649,926 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
ASSETS	2009	2008
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$8,365	$11,466
Investments in marketable securities	4,175	7,780
Accounts receivable, net (net of allowance for doubtful accounts of $1,162 and 2,210, respectively)	11,022	23,823
Restricted cash	109	2,520
Inventories	10,003	18,408
Prepaid expenses	1,225	2,279
Prepaid inventory	1,479	2,016
Other current assets	3,349	3,599
Total current assets	39,727	71,891
Property and equipment, net	521,535	530,037
Other Assets:
Intangible assets, net	5,512	5,630
Other assets	7,385	9,276
Total other assets	12,897	14,906
Total Assets	$574,159	$616,834
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2008.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$6,189	$14,034
Accrued liabilities	13,461	12,335
Accounts payable and accrued liabilities – construction-related	18,960	20,198
Contract retentions	106	106
Other liabilities – related parties	704	608
Current portion – long-term notes payable (including $33,500 and $31,500, respectively due to related parties)	299,842	305,421
Derivative instruments	5,909	7,503
Total current liabilities	345,171	360,205

Notes payable, net of current portion	927	936
Other liabilities	1,833	3,497
Total Liabilities	347,931	364,638
Commitments and Contingencies (Notes 1 and 8)
Stockholders’ Equity:
Pacific Ethanol Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 7,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2009 and December 31, 2008; Series B: 3,000,000 shares authorized; 2,346,152 shares issued and outstanding as of March 31, 2009 and December 31, 2008	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,750,319 shares issued and outstanding as of March 31, 2009 and December 31, 2008	58	58
Additional paid-in capital	479,587	479,034
Accumulated deficit	(294,459)	(269,721)
Total Pacific Ethanol Inc. Stockholders’ Equity	185,188	209,373
Noncontrolling interest in variable interest entity	41,040	42,823
Total Stockholders’ Equity	226,228	252,196
Total Liabilities and Stockholders’ Equity	$574,159	$616,834
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2008.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$86,682	$161,535
Cost of goods sold	97,768	145,877
Gross profit (loss)	(11,086)	15,658
Selling, general and administrative expenses	7,674	9,865
Goodwill impairment	—	87,047
Loss from operations	(18,760)	(81,254)
Other expense	6,971	2,300
Loss before provision for income taxes	(25,731)	(83,554)
Provision for income taxes	—	—
Net loss	(25,731)	(83,554)
Net loss attributed to noncontrolling interest in variable interest entity	1,783	48,403
Net loss attributed to Pacific Ethanol, Inc.	$(23,948)	$(35,151)
Preferred stock dividends	$(790)	$(1,101)
Loss available to common stockholders	$(24,738)	$(36,252)
Net loss per share, basic and diluted	$(0.43)	$(0.90)
Weighted-average shares outstanding, basic and diluted	56,999	40,088

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Net loss	$(23,948)	$(35,151)
Other comprehensive loss, net of tax:
Net change in the fair value of derivatives	—	(551)
Comprehensive loss	$(23,948)	$(35,702)

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net loss	$(23,948)	$(35,151)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Goodwill impairment	—	87,047
Depreciation and amortization of intangibles	8,719	4,548
Inventory valuation	424	791
Amortization of deferred financing fees	612	428
Non-cash compensation and consulting expense	551	547
Loss (gain) on derivatives	(1,592)	8,942
Noncontrolling interest in variable interest entity	(1,783)	(48,403)
Bad debt expense	101	24
Changes in operating assets and liabilities:
Accounts receivable	12,700	—
Restricted cash	2,411	(13,892)
Inventories	7,985	(3,606)
Prepaid expenses and other assets	2,578	(2,718)
Prepaid inventory	537	(1,476)
Accounts payable and accrued expenses	(9,176)	(4,720)
Accounts payable, and accrued expenses-related party	97	(900)
Net cash provided by (used in) operating activities	216	(8,539)
Investing Activities:
Additions to property and equipment	(1,340)	(59,036)
Proceeds from sales of available-for-sale investments	3,605	3,918
Net cash provided by (used in) investing activities	2,265	(55,118)
Financing Activities:
Net proceeds from issuance of preferred stock and warrants	—	39,811
Principal payments paid on borrowings	(7,582)	(2,375)
Cash paid for debt issuance costs	—	(556)
Proceeds from borrowing	2,000	43,588
Preferred share dividend paid	—	(1,088)
Dividend paid to noncontrolling interests	—	(359)
Net cash (used in) provided by financing activities	(5,582)	79,021
Net (decrease) increase in cash and cash equivalents	(3,101)	15,364
Cash and cash equivalents at beginning of period	11,466	5,707
Cash and cash equivalents at end of period	$8,365	$21,071

Supplemental Information:
Interest paid ($0 and $4,061 capitalized)	$658	$3,429
Non-Cash Financing and Investing activities:
Accrued additions to property and equipment	$—	$3,554
Preferred stock dividend declared	$790	$13

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

The Company’s four ethanol facilities, which produce its ethanol and co-products, are as follows:

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

Liquidity – The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of ethanol industry conditions that have negatively affected the Company’s business, the Company believes that it currently has sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs only through the end of June 2009, provided that the Company is able to timely restructure its $31.5 million indebtedness to Lyles United LLC and Lyles Mechanical Co. and remains in compliance with Kinergy’s credit facility which, among other things, requires the Company to obtain certain financing by May 31, 2009. The Company has suspended operations at three of its four wholly-owned ethanol production facilities due to market conditions and in an effort to conserve capital. The Company has also taken and expects to take additional steps to preserve capital.

On May 17, 2009, five of the Company’s indirect wholly-owned subsidiaries each commenced a case by filing a voluntary petition for relief under chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware in an effort to restructure their indebtedness.

Neither the Company nor any of its other direct or indirect subsidiaries, including Kinergy and Pacific Ag. Products, LLC ("PAP"), filed petitions for relief under the Bankruptcy Code. The Company is expected to continue to manage the subsidiaries pursuant to an Asset Management Agreement and Kinergy and PAP are expected to continue to market and sell their ethanol and feed production pursuant to existing Marketing Agreements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain of the Company’s existing lenders under the construction and term loan Credit Agreement dated February 27, 2007 have agreed in principle to a term sheet for a $20 million debtor-in-possession credit facility with the five subsidiaries and the Company and the lenders have negotiated a proposed Credit Agreement for the credit facility.

Although the Company is actively pursuing a number of alternatives, including seeking to restructure its debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that the Company will be successful.  If the Company cannot restructure its debt and obtain sufficient capital, it may need to seek protection under the U.S. Bankruptcy Code, including at the parent-company level.

The consolidated financial statements do not include any other adjustments that might result from the outcome of these matters. (See Notes 7 and 13.)

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Except as disclosed in Note 2 below, the accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining allowance for doubtful accounts, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes, and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Reclassifications of prior year’s data have been made to conform to 2009 classifications. Such classifications had no effect on net loss reported in the consolidated statements of operations.

2.	NEW ACCOUNTING STANDARDS.

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changed the Company’s classification and reporting for its noncontrolling interests in its variable interest entity to a component of stockholders’ equity and other changes to the format of its financial statements. Except for these changes in classification, the adoption of SFAS No. 160 did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2009, the Company adopted SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 resulted in enhanced disclosures and did not have any impact on the Company’s financial condition or results of operations. (See Note 6.)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF No. 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of EITF No. 07-5 did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial condition or results of operations.

3.	MARKETABLE SECURITIES.

The Company’s marketable securities consisted of short-term marketable securities with carrying values of $4,175,000 and $7,780,000 as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, there were no gross unrealized gains or losses for these securities.

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$3,803	$9,000
Work in progress	981	1,895
Finished goods	3,744	5,994
Other	1,475	1,519
Total	$10,003	$18,408

5.	PROPERTY AND EQUIPMENT.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In 2008, the Company completed construction of its ethanol production facilities, with installed capacity of 220 million gallons per year, its goal since 2005. The carrying value of these facilities at March 31, 2009 was approximately $426.6 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets in accordance with SFAS No. 144, management has evaluated the facilities for possible impairment based on projected future cash flows from operations of these facilities, including the above mentioned suspensions of its facilities in the near term. Management has determined that the undiscounted cash flows from operations of these facilities over their estimated useful lives exceed their carrying values, and therefore, no impairment has been recognized at March 31, 2009. In determining future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. If the Company were required to compute the fair value in the future, it may use the work of a qualified valuation specialist who would assist it in examining replacement costs, recent transactions between third parties and cash flow that can be generated from operations. Given the recent completion of the facilities, replacement cost would likely approximate the carrying value of the facilities. However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities. Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy. Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operation. No adjustment has been made in these financial statements for this uncertainty.

6.	DERIVATIVES.

The business and activities of the Company expose it to a variety of market risks, including risks related to changes in commodity prices and interest rates. The Company monitors and manages these financial exposures as an integral part of its risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. The Company accounts for its use of derivatives related to its hedging activities pursuant to SFAS No. 133, under which the Company recognizes all of its derivative instruments in its statement of financial position as either assets or liabilities, depending on the rights or obligations under the contracts, unless the contracts qualify as a normal purchase or normal sale. Derivative instruments are measured at fair value. Changes in the derivative’s fair value are recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s effective gains and losses to be deferred in accumulated other comprehensive income and later recorded together with the gains and losses to offset related results on the hedged item in income. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2009 and 2008, losses from effectiveness in the amount of $80,000 and gains of $5,277,000, respectively, were recorded in cost of goods sold. For the three months ended March 31, 2009 and 2008, losses from ineffectiveness in the amount of $63,000 and $1,033,000 were recorded in cost of goods sold. There were no notional balances remaining on these derivatives as of March 31, 2009 and December 31, 2008.

Commodity Risk – Non-Designated Hedges – As part of the Company’s risk management strategy, it uses forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. For the three months ended March 31, 2009 and 2008, the Company recognized a loss of $4,000 and $2,016,000 as the change in the fair value of these contracts for the three months ended March 31, 2009 and 2008, respectively. The notional balances remaining on these contracts as of March 31, 2009 and December 31, 2008 were $0 and $4,215,000, respectively.

Interest Rate Risk – As part of the Company’s interest rate risk management strategy, the Company uses derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $18,284,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $47,684,000 is 5.01%-8.16% per annum.

These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended March 31, 2009 and 2008, losses from effectiveness in the amount of $0 and $26,000, gains from ineffectiveness in the amount of $0 and $81,000 and gains of $640,000 and losses of $5,047,000 from undesignated hedges, respectively, were recorded in other expense.

The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of March 31, 2009
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Other Current Assets	$5	Derivative Instruments	$5,909

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follow (in thousands):

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Gain (Loss) Recognized For the Three Months Ended March 31,
Type of Instrument	Statement of Location Operations	2009	2008

Interest rate contracts	Other Expense	$640	$(4,992)

The gains for the three months ended March 31, 2009 resulted primarily from the Company’s efforts to restructure its debt financing and, therefore, making it not probable that the related borrowings would be paid as designated. As such the Company de-designated certain of its interest rate caps and swaps. The losses for the three months ended March 31, 2008 resulted primarily from the Company’s deferral of constructing its Imperial Valley facility.

7.	DEBT.

Long-term borrowings are summarized in the table below (in thousands):

	March 31, 2009	December 31, 2008
Plant term loans, in forbearance	$227,308	$227,308
Plant working capital lines of credit, in forbearance	19,175	19,175
Kinergy operating line of credit, in forbearance	3,862	10,482
Notes payable to related party, in forbearance	31,500	31,500
Notes payable to related parties	2,000	—
Swap note, due 2011	14,626	14,987
Variable rate note, due 2011	—	582
Front Range operating line of credit	1,200	1,200
Water rights capital lease obligations	1,098	1,123
	300,769	306,357
Less short-term portion	(299,842)	(305,421)
Long-term debt	$927	$936

Plant Term Loans & Working Capital Lines of Credit – In connection with financing the Company’s construction of its four ethanol production facilities, in 2007, the Company entered into a debt financing transaction, as amended, (the “Debt Financing”) in the aggregate amount of up to $250,769,000 through certain of its wholly-owned indirect subsidiaries (the “Borrowers”). The Debt Financing includes four term loans and four working capital lines of credit for an aggregate outstanding balance of $246,483,000 at March 31, 209 and December 31, 2008. In addition, the Company utilized approximately $825,000 of its working capital and letter of credit facility to obtain a letter of credit, which was also outstanding at March 31, 2009 and December 31, 2008.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2009, the Company became aware of existing and potential events which constituted defaults under its credit agreement. In February 2009, the Company obtained a waiver and forbearance agreement with its lenders which was extended in March 2009. The waiver and forbearance agreement, as extended, provided that the lenders will forbear from exercising their rights and remedies under the Debt Financing commencing February 17, 2009 and ending on April 30, 2009. Further the waiver and forbearance agreement provided that the Company may withdraw funds otherwise required to be reserved in two accounts designated solely for the Stockton facility and the other for future debt service payments. The Company used these funds of approximately $5,385,000 during the three months ended March 31, 2009. Further, the lenders allowed the Company to cease payments of principal and interest due during the forbearance period. Finally, under the terms of the forbearance agreement, the Company’s obligations will accrue interest at a rate that is based on the Prime Rate as published by the Wall Street Journal plus applicable spreads, resulting in rates ranging from 8.29% to 9.35%. This forbearance has not been extended.

On May 17, 2009, five indirect wholly-owned subsidiaries of the Company, namely, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC each commenced a case by filing a voluntary petition for relief under chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware in an effort to restructure their indebtedness.  The five subsidiaries are the primary obligors under the Debt Financing.

The bankruptcy filing constituted an event of default under the Debt Financing. Obligations of the subsidiaries in respect of the Debt Financing are secured by substantially all of the subsidiaries’ assets. Under the terms of the Debt Financing, upon the bankruptcy filing, the outstanding principal amount of, and accrued interest on, the amounts owed in respect of the Debt Financing became immediately due and payable. As of May 18, 2009, the aggregate principal amount outstanding under the Credit Agreement was approximately $247 million, plus accrued and unpaid interest, fees and other costs. (See Note 13.)

Kinergy Operating Line of Credit – In February 2009, Kinergy determined it had violated certain of its covenants, including its EBITDA covenant for 2008 in its operating line of credit of up to $40,000,000 (“Line of Credit”), and as a result, entered into an amendment and forbearance agreement (“Forbearance Agreement”) which was extended in March 2009 with its lender. The Forbearance Agreement identified certain defaults under the Line of Credit, as to which Kinergy’s lender agreed to forebear from exercising its rights and remedies under the Line of Credit commencing February 13, 2009 through April 30, 2009. The Forbearance Agreement reduced the aggregate amount of the credit facility from up to $40,000,000 to $10,000,000.

The Forbearance Agreement also increased the applicable interest rates. Kinergy may borrow under the Line of Credit based upon (i) a rate equal to (a) the London Interbank Offered Rate (“LIBOR”), divided by 0.90 (subject to change based upon the reserve percentage in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System), plus (b) 4.50% depending on the amount of Kinergy’s EBITDA for a specified period, or (ii) a rate equal to (a) the greater of the prime rate published by Wachovia Bank from time to time, or the federal funds rate then in effect plus 0.50%, plus (b) 2.25% depending on the amount of Kinergy’s EBITDA for a specified period. Kinergy’s obligations under the Line of Credit are secured by a first-priority security interest in all of its assets in favor of its lender.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On May 17, 2009, Kinergy and the Company entered into an Amendment and Waiver Agreement (“Amendment”) with Kinergy’s lender. Under the Amendment, Kinergy’s monthly unused line fee increased from 0.375% to 0.500% of the amount by which the maximum credit under the Line of Credit exceeds the average daily principal balance. In addition, the Amendment imposed a new $5,000 monthly servicing fee. The Amendment also limited most payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy to $600,000 in any three month period and $2,400,000 in any twelve month period. The Amendment amends the definition of “Material Adverse Effect” to exclude the Company’s subsidiaries’ bankruptcy filings described in Note 13 and certain other matters and clarifies that certain events of default do not extend to the Company’s subsidiaries that filed for bankruptcy protection. However, the Amendment further made many events of default that previously were applicable only to Kinergy now applicable to the Company and its subsidiaries except for certain specified subsidiaries including the Company’s subsidiaries that filed for bankruptcy protection. Under the Amendment, the term of the Line of Credit was reduced from three years to a term expiring on October 31, 2010. The Amendment also deleted the early termination fee that would be payable in the event Kinergy terminated the Line of Credit prior to the conclusion of the term. In addition, the Amendment amended and restated Kinergy’s EBITDA covenants. The Amendment also prohibited Kinergy from incurring any additional indebtedness (other than certain intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent.  Further, under the Amendment, the lender waived all existing defaults under the Line of Credit.

The Amendment also requires that, on or before May 31, 2009, the lender shall have received copies of financing agreements, in form and substance reasonably satisfactory to the lender, among the Company and certain of its subsidiaries and Lyles United, LLC, which agreements shall provide, among other things, for (i) a credit facility available to the Company of up to $2,500,000 over a term of eighteen months (or such shorter term but in no event prior to the maturity date of the Loan Agreement), (ii) the grant by the Company to Lyles United, LLC of a security interest in substantially all of the Company’s assets, including a pledge by the Company to Lyles United, LLC of the equity interest of the Company in Kinergy, and (iii) the use by the Company of borrowings thereunder for general corporate and other purposes in accordance with the terms thereof.

Kinergy was required to pay an amendment fee of $200,000 to the lender.

Notes Payable to Related Party – The Company has certain notes payable in favor of Lyles United, LLC and Lyles Mechanical Co. (collectively, “Lyles”) in the amounts of $30,000,000 and $1,500,000, which were due March 15, 2009 and March 31, 2009, respectively. In February 2009, the Company notified Lyles that it would not be able to pay off these notes and as a result, entered into a forbearance agreement, which was extended in March 2009. Under the terms of the forbearance agreement, as extended, Lyles agreed to forbear from exercising its rights and remedies against the Company through April 30, 2009. These forbearances have not been extended.

Notes Payable to Related Parties – On March 31, 2009, the Company’s Chairman of the Board and Chief Executive Officer provided funds totaling $2,000,000 for general cash and operating purposes, in exchange for two unsecured notes payable from the Company. Interest on the unpaid principal amount accrues at a rate per annum of 8.00%. All principal and accrued and unpaid interest on the notes is due and payable on March 31, 2010.

Swap Note – Front Range is subject to certain loan covenants under the terms of its Swap Note. Under these covenants, Front Range is required to maintain a certain fixed-charge coverage ratio, a minimum level of working capital and a minimum level of net worth. The covenants also set a maximum amount of additional debt that may be incurred by Front Range. The covenants also limit annual distributions that may be made to owners of Front Range, including the Company, based on Front Range’s leverage ratio. As of March 31, 2009, Front Range was out of compliance with certain of its covenants and is currently seeking a waiver from its lender. Until a waiver is obtained, the Company has reclassified the related outstanding balance of the loan to current liabilities.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At March 31, 2009, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol, denaturant and corn. These fixed- and indexed-price commitments will be delivered throughout the remainder of 2009. Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price portion of the table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Corn	$11,442
Ethanol	6,894
Denaturant	866
Total	$19,202

Indexed-Price Contracts (Volume)
Ethanol (gallons)	27,500
Corn (bushels)	14,108

Sales Commitments – At March 31, 2009, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG and syrup. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$1,849
WDG	8,087
Syrup	2,334
Total	$12,270

Indexed-Price Contracts (Volume)
Ethanol (gallons)	30,742

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Litigation – Western Ethanol Company – On January 9, 2009, Western Ethanol Company, LLC (“Western Ethanol”) filed a complaint in the Superior Court of the State of California (the “Superior Court”) naming Kinergy as defendant. In the complaint, Western Ethanol alleges that Kinergy breached an alleged agreement to buy and accept delivery of a fixed amount of ethanol. On January 12, 2009, Western Ethanol filed an application for issuance of right to attach order and order for issuance of writ of attachment. On February 10, 2009, the Superior Court granted the right to attach order and order for issuance of writ of attachment against Kinergy in the amount of approximately $3.7 million. On February 11, 2009, Kinergy filed an answer to the complaint. On May 14, 2009, Kinergy entered into an Agreement with Western Ethanol under which Western Ethanol agreed to terminate all notices, writs of attachment issued to the Sheriff of any county other than Contra Costa County, and all notices of levy, liens, and similar claims or actions except as to a levy against a specified Kinergy receivable in the amount of $1.35 million. Kinergy agreed to have the $1.35 million receivable paid over to the Contra Costa County Sheriff in compliance with and in satisfaction of the levy on the receivable to be held pending final outcome of the litigation. The Agreement does not otherwise alter the parties’ respective positions on the merits of the case and Kinergy intends to continue to vigorously defend against Western Ethanol’s claims.

9.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy established by SFAS No. 157, Fair Value Measurements, prioritizes the inputs used in valuation techniques into three levels as follows:

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

In accordance with SFAS No. 157, the Company has classified its investments in marketable securities and derivative instruments into these levels depending on the inputs used to determine their fair values. The Company’s investments in marketable securities consist of money market funds which are based on quoted prices and are designated as Level 1. The Company’s derivative instruments consist of commodity positions and interest rate caps and swaps. The fair value of the interest rate caps and certain swaps are based on quoted prices on similar assets or liabilities in active markets and discounts to reflect potential credit risk to lenders and are designated as Level 2; and certain interest rate swaps are based on a combination of observable inputs and material unobservable inputs and are designated as Level 3.

The following table summarizes fair value measurements by level at March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investments in marketable securities	$4,175	$—	$—	$4,175
Interest rate caps and swaps	—	5	—	5
Total Assets	$4,175	$5	$—	$4,180

Liabilities:
Interest rate caps and swaps	$—	$1,264	$4,645	$5,909
Total Liabilities	$—	$1,264	$4,645	$5,909

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The Company has five pay-fixed and receive variable interest rate swaps in liability positions at March 31, 2009. The value of these swaps at March 31, 2009 was materially affected by the Company’s credit. A pre-credit fair value of each swap was determined using conventional present value discounting based on the 3-year Euro dollar futures curves and the LIBOR swap curve beyond 3 years, resulting in a liability of approximately $11,614,000. To reflect the Company’s current financial condition and debt restructuring efforts, a recovery rate of 40% was applied to that value. Management elected the 40% recovery rate in the absence of any other company-specific information. As the recovery rate is a material unobservable input, these swaps are considered Level 3. It is the Company’s understanding that 40% reflects the standard market recovery rate provided by Bloomberg in probability of default calculations. The Company applied their interpretation of the 40% recovery rate to the swap liability reducing the liability by 60% to approximately $4,645,000 to reflect the credit risk to counterparties. At December 31, 2008, the Company had also applied the 40% recovery rate. The changes in the Company’s fair value of its Level 3 inputs are as follows (in thousands):

Level 3
Beginning balance, December 31, 2008	$(5,245)
Adjustments to fair value for the period	600
Ending balance, March 31, 2009	$(4,645)

10.	EARNINGS PER SHARE.

The following table computes basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2009
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(23,948)
Less: Preferred stock dividends	(790)
Basic and diluted loss per share:
Loss available to common stockholders	$(24,738)	56,999	$(0.43)

	Three Months Ended March 31, 2008
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(35,151)
Less: Preferred stock dividends	(1,101)
Basic and diluted earnings per share:
Loss available to common stockholders	$(36,252)	40,088	$(0.90)

There were an aggregate of 7,038,000 and 10,905,000 of potentially dilutive weighted-average shares from convertible securities outstanding as of March 31, 2009 and March 31, 2008, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2009 and 2008, as their effect would be anti-dilutive.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	VARIABLE INTEREST ENTITY.

On October 17, 2006, the Company entered into a Membership Interest Purchase Agreement with Eagle Energy to acquire Eagle Energy’s 42% interest in Front Range. Front Range was formed on July 29, 2004 to construct and operate a 50 million gallon dry mill ethanol plant in Windsor, Colorado. Front Range began producing ethanol in June 2006.

The Company has determined that Front Range meets the definition of a variable interest entity under FIN 46(R), Consolidation of Variable Interest Entities. The Company has also determined that it is the primary beneficiary and is therefore required to treat Front Range as a consolidated subsidiary for financial reporting purposes rather than use equity investment accounting treatment. As a result, the Company consolidates the financial results of Front Range, including its entire balance sheet with the balance of the noncontrolling interest displayed as a component of equity, and the income statement after intercompany eliminations with an adjustment for the noncontrolling interest in net income, in each case since its acquisition on October 17, 2006. Under FIN 46(R), and as long as the Company is deemed the primary beneficiary of Front Range, it must treat Front Range as a consolidated subsidiary for financial reporting purposes.

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

Included in the Company’s consolidated balance sheets are certain notes and lines of credit that are obligations of Front Range. These notes represent permanent financing and are collateralized by a perfected, first-priority security interest in all of the assets of Front Range, including inventories and all rights, title and interest in all tangible and intangible assets of Front Range; a pledge of 100% of the ownership interest in Front Range; an assignment of all revenues produced by Front Range; a pledge and assignment of Front Range’s material contracts and documents, to the extent assignable; all contractual cash flows associated with such agreements; and any other collateral security as the lender may reasonably request.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying values and classification of assets that are collateral for the obligations of Front Range at March 31, 2009 are as follows (in thousands):

Current assets	$12,633
Property and equipment	48,078
Other assets	354
Total collateralized assets	$61,065

These collateralizations restrict the assets and revenues as well as future financing strategies of Front Range, but do not apply to, nor have bearing upon any financing strategies that the Company may choose to undertake in the future.

12.	RELATED PARTY TRANSACTIONS.

The Company contracts for certain transportation services for its products with a transportation company. A senior officer of the transportation company is a member of the Company’s Board of Directors. For the three months ended March 31, 2009, the Company purchased transportation services of $654,000. As of March 31, 2009 and December 31, 2008, the Company had outstanding accounts payable to this vendor of $704,000 and $608,000, respectively. There were no purchases during the three months ended March 31, 2008.

As discussed in Note 7, on March 31, 2009, the Company had certain notes payable to Lyles of $31,500,000 and accrued interest payable of $407,300.

Also as discussed in Note 7, on March 31, 2009, the Company’s Chairman of the Board and Chief Executive Officer provided funds totaling $2,000,000 for general cash and operating purposes, in exchange for two unsecured notes payable from the Company.

13.	SUBSEQUENT EVENTS.

Kinergy Operating Line of Credit – As described in Note 7, on May 17, 2009, Kinergy and the Company entered into an Amendment and Waiver Agreement with Kinergy’s lender.

Chapter 11 Bankruptcy Filings – On May 17, 2009, five indirect wholly-owned subsidiaries of the Company, namely, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (the “Debtors”) each commenced a case by filing a voluntary petition for relief (“Bankruptcy Filing”) under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in an effort to restructure their indebtedness.

Neither the Company nor any of its other direct or indirect subsidiaries, including Kinergy and PAP, filed petitions for relief under the Bankruptcy Code.  The Company is expected to continue to manage the Debtors pursuant to an Asset Management Agreement and Kinergy and PAP are expected to continue to market and sell their ethanol and feed production pursuant to existing Marketing Agreements.

The Debtors plan to continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Bankruptcy Filing constituted an event of default under the Credit Agreement dated as of February 27, 2007 by and among the Debtors and WestLB AG, New York Branch, Amarillo National Bank, the senior secured lenders identified therein and the other parties thereto. Obligations of the Debtors in respect of the Credit Agreement are secured by substantially all of the Debtors’ assets. Under the terms of the Credit Agreement, upon the Bankruptcy Filing, the outstanding principal amount of, and accrued interest on, the amounts owed under the Credit Agreement became immediately due and payable. As of May 18, 2009, the aggregate principal amount outstanding under the Credit Agreement was approximately $247 million, plus accrued and unpaid interest, fees and other costs.

DIP Financing – Certain of the Debtors’ existing lenders (the “DIP Lenders”) under the Credit Agreement have agreed in principle to a Term Sheet (the “DIP Term Sheet”) for a $20 million Debtor-in-Possession Credit Facility with the Debtors. The DIP Term Sheet provides, subject to approval by the Bankruptcy Court and certain other conditions described below and in the DIP Term Sheet, for a first priority debtor-in-possession financing (the “DIP Facility”) composed of a term loan facility made available to the Debtors in a maximum aggregate principal amount of up to $20 million.  Proceeds of the DIP Facility will be used, among other things, to fund the working capital and general corporate needs of the Debtors and the costs of the chapter 11 cases in accordance with an approved budget.

The Debtors and the DIP Lenders have negotiated a proposed DIP Credit Agreement. The DIP Facility is subject to the entry of an order by the Bankruptcy Court approving the DIP Facility on terms and conditions acceptable to the DIP Lenders in their sole discretion.  In addition, the DIP Facility is subject to the satisfaction of a number of material conditions precedent.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	fluctuations in the market price of ethanol and its co-products;
•	the projected growth or contraction in the ethanol and co-product markets in which we operate;
•	our strategies for expanding, maintaining or contracting our presence in these markets;
•	our ability to successfully develop, finance, construct and operate our current and any future ethanol production facilities;
•	anticipated trends in our financial condition and results of operations;
•	our ability to distinguish ourselves from our current and future competitors;
•	our ability to continue as a going concern;
•	the ability of our subsidiaries to obtain debtor-in-possession (DIP) financing on an interim or final basis;
•	our ability to operate our subsidiaries pursuant to the terms and conditions of any DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the bankruptcy cases;
•
our ability to obtain Court approval with respect to motions in the chapter 11 proceedings prosecuted by us from time to time, including approval of motions relating to the priority of the lenders’ security interest under any DIP financing;

•	our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the bankruptcy cases;
•	our ability to obtain and maintain normal terms with vendors and service providers; and
•	our ability to maintain contracts that are critical to our operations.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. We do not undertake to update, revise or correct any forward-looking statements, except as required by law.

Any of the factors described immediately above, or referenced from time to time in our filings with the SEC or in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008 or the “Risk Factors” section below, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Recent Developments

On May 17, 2009, five of our indirect wholly-owned subsidiaries filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware in an effort to restructure their indebtedness.

Neither Pacific Ethanol, Inc., nor any of its other direct or indirect subsidiaries, including Kinergy and Pacific Ag Products, LLC, or PAP, filed petitions for relief under the Bankruptcy Code.  We expect to continue to manage the plant subsidiaries pursuant to an Asset Management Agreement and we expect Kinergy and PAP to continue to market and sell their ethanol and feed production pursuant to existing Marketing Agreements.

Certain of the five subsidiaries’ existing lenders under their Credit Agreement dated February 27, 2007 have agreed in principle to a term sheet for a $20 million debtor-in-possession credit facility with subsidiaries.  The subsidiaries and the lenders have negotiated a proposed DIP Credit Agreement. The financing is subject to the entry of an order by the bankruptcy court approving the financing on terms and conditions acceptable to the lenders in their sole discretion.  In addition, the financing is subject to the satisfaction of a number of material conditions precedent. The structure of our proposed debtor-in-possession financing is such that borrowings are available only to particular operating subsidiaries and are not available to Pacific Ethanol, Inc. or its other subsidiaries for general corporate purposes.

As a result of ethanol industry conditions that have negatively affected our business, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs only through the end of June 2009, provided that we are able to timely restructure our $31.5 million indebtedness to Lyles United LLC and Lyles Mechanical Co. and remain in compliance with Kinergy’s credit facility which, among other things, requires the Company to obtain certain financing by May 31, 2009.  See Note 7 to the accompanying consolidated financial statements.  We have suspended operations at three of our four wholly-owned ethanol production facilities due to market conditions and in an effort to conserve capital. We have also taken and expect to take additional steps to preserve capital.

Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful.  If we cannot restructure our debt and raise sufficient capital, we may need to seek protection under the U.S. Bankruptcy Code, including at the parent-company level.  See “—Liquidity and Capital Resources” below.

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

Our four ethanol facilities, which produce our ethanol and co-products, are as follows:

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

We intend to reach our goal to be the leading marketer and producer of low carbon renewable fuels in the Western United States in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol, by expanding our relationships with animal feed distributors and end users to build local markets for WDG, the primary co-product of our ethanol production, and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and transportation fuel. In addition, we intend to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations.  We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: going concern assumptions; revenue recognition; consolidation of variable interest entities; impairment of intangible and long-lived assets; derivative instruments and hedging activities; allowance for doubtful accounts; and costs of start-up activities.  These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,
	2009	2008	Percentage Variance
Gallons sold (in millions)	44.9	59.2	(24.2)%
Average sales price per gallon	$1.65	$2.30	(28.3)%
Corn cost per bushel—CBOT equivalent (1)	$4.11	$4.56	(9.9)%
Co-product revenues as % of delivered cost of corn	24.3%	26.4%	(8.0)%

Average CBOT ethanol price per gallon	$1.58	$2.29	(31.0)%
Average CBOT corn price per bushel	$3.77	$5.17	(27.1)%
_____________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2009	2008	Dollars	Percent

Net sales	$86,682	$161,535	$(74,853)	(46.3)%
Cost of goods sold	97,768	145,877	(48,109)	(33.0)%
Gross profit (loss)	$(11,086)	$15,658	$(26,744)	(170.8)%
Percentage of net sales	(12.8)%	9.7%

Net Sales

The decrease in our net sales for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to significant decreases in both sales volume and our average sales price per gallon.

Total volume of ethanol sold decreased by 14.3 million gallons, or 24%, to 44.9 million gallons for the three months ended March 31, 2009 as compared to 59.2 million gallons for the same period in 2008. The decrease in sales volume is primarily due to a significant reduction in production at our four ethanol facilities. Although, we have two additional facilities as compared to the same period in 2008, only one of the four was producing ethanol during the entire three months ended March 31, 2009. We ceased production at our other three facilities at different times during and prior to the quarter. We also experienced decreased sales volume under our third-party ethanol marketing agreements.

Our average sales price per gallon decreased 28% to $1.65 for the three months ended March 31, 2009 from an average sales price per gallon of $2.30 for the three months ended March 31, 2008. The average CBOT price per gallon decreased 31% to $1.58 for the three months ended March 31, 2009 from an average CBOT price per gallon of $2.29 for the three months ended March 31, 2008. Our average sales price per gallon did not decrease as much as the average CBOT price per gallon, and remained above the CBOT average price for the period.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin declined to a negative 12.8% for the three months ended March 31, 2009 from a positive margin of 9.7% for the same period in 2008 due to increased costs to run the facilities in relation to the volume produced. In addition, with two additional facilities in service, we incurred approximately $4,200,000 of additional depreciation expense in 2009 over the same period in 2008. Further, given the adjustments to our production activities, our facilities were not running as efficient as they had been in the three months ended March 31, 2008.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2009	2008	Dollars	Percent
Selling, general and administrative expenses	$7,674	$9,865	$(2,191)	(22.2)%
Percentage of net sales	8.9%	6.1%

Our selling, general and administrative expenses, or SG&A, decreased consistent with our reduction in sales for the three months ended March 31, 2009. SG&A decreased $2,191,000 to $7,674,000 for the three months ended March 31, 2009 as compared to $9,865,000 for the same period in 2008. The decrease in the dollar amount of SG&A is primarily due to the following factors:

•
professional fees decreased by $960,000 due to cost saving efforts, however, our SG&A includes professional fees associated with our debt restructuring efforts of approximately $1,000,000, which we expect will continue while we negotiate with our lenders;

•	derivative commissions decreased by $953,000 due to significant trades made during the prior period; and

•	travel expenses decreased by $317,000 due to the cessation of our construction-related activities.

Goodwill Impairment

The following table presents our goodwill impairment in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2009	2008	Dollars	Percent
Goodwill impairment	$—	$87,047	$(87,047)	(100.0)%
Percentage of net sales	—%	53.9%

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

Other Expense

The following table presents our other expense in dollars and our other expense as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2009	2008	Dollars	Percent
Other expense	$6,971	$2,300	$4,671	203.1%
Percentage of net sales	8.0%	1.4%

Other expense increased by $4,671,000 to $6,971,000 for the three months ended March 31, 2009 from $2,300,000 for the same period in 2008. The increase in other expense is primarily due to the following factors:

•	increased interest expense of $6,479,000, as we ceased capitalizing interest associated with our plant construction program; and

•	decreased other income of $4,084,000 due to reduced sales from 2008 of our business energy tax credits sold as pass through investments.

These items were partially offset by:

•
decreased mark-to-market losses of $5,632,000 from our interest rate hedges, as we recorded significant losses during the three months ended March 31, 2008 related to ineffectiveness of interest rate swaps associated with our ceased construction of our Imperial Valley facility.

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the proportionate share of the net loss attributed to noncontrolling interest in Front Range, a variable interest entity, and net loss attributed to noncontrolling interest in variable interest entity as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2009	2008	Dollars	Percent
Net loss attributed to noncontrolling interest in variable interest entity	$1,783	$48,403	$(46,620)	(96.3)%
Percentage of net sales	2.1%	30.0%

Net loss attributed to noncontrolling interest in variable interest entity relates to the consolidated treatment of Front Range, a variable interest entity, and represents the noncontrolling interest of others in the earnings of Front Range. We consolidate the entire income statement of Front Range for the period covered. However, because we own only 42% of Front Range, we must reduce our net income or increase our net loss for the noncontrolling interest, which is the 58% ownership interest that we do not own. For the three months ended March 31, 2009, this amount decreased by $46,620,000 from the same period in 2008, primarily due to goodwill impairment associated with amounts recorded in the original acquisition of our interests in Front Range.

Net Loss Attributed to Pacific Ethanol, Inc.

The following table presents our net loss attributed to Pacific Ethanol, Inc. in dollars and our net loss attributed to Pacific Ethanol, Inc. as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2009	2008	Dollars	Percent
Net loss attributed to Pacific Ethanol, Inc.	$23,948	$35,151	$11,203	31.9%
Percentage of net sales	27.6%	21.8%

Net loss attributed to Pacific Ethanol, Inc. decreased during the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to a decrease in goodwill impairment and SG&A, which were partially offset by lower gross margins and increased other expense.

Preferred Stock Dividends and Loss Available to Common Stockholders

The following table presents the preferred stock dividends in dollars for our Series A and B Preferred Stock, or Preferred Stock, these preferred stock dividends as a percentage of net sales, and our loss available to common stockholders in dollars and our loss available to common stockholders as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2009	2008	Dollars	Percent
Preferred stock dividends	$790	$1,101	$(311)	(28.2)%
Percentage of net sales	0.9%	0.7%
Loss available to common stockholders	$24,738	$36,252	$(11,514)	(31.8)%
Percentage of net sales	28.5%	22.4%

Shares of our Series A and B Preferred Stock were entitled to quarterly cumulative dividends payable in arrears in an amount equal to 5% and 7% per annum, respectively, of the purchase price per share of the Preferred Stock. We declared and/or paid cash dividends on our Series A Preferred Stock in the aggregate amount of $0 and $1,063,000, for the three months ended March 31, 2009 and 2008, respectively. We declared and/or paid cash dividends on our Series B Preferred Stock in the aggregate amount of $790,000 and $38,000 for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Recent Developments and Outlook

On May 17, 2009, five of our indirect wholly-owned subsidiaries, namely, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC, or the Debtors, each filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware in an effort to restructure their indebtedness.

Neither Pacific Ethanol, Inc., nor any of its other direct or indirect subsidiaries, including Kinergy and PAP, filed petitions for relief under the Bankruptcy Code.  We expect to continue to manage the Debtors pursuant to an Asset Management Agreement and we expect Kinergy and PAP to continue to market and sell their ethanol and feed production pursuant to existing Marketing Agreements.

Certain of the Debtors’ existing lenders under their Credit Agreement dated February 27, 2007 have agreed in principle to a term sheet for a $20 million debtor-in-possession credit facility with the Debtors.  The term sheet provides, subject to approval by the bankruptcy court and certain other conditions described below and in the term sheet, for a first priority debtor-in-possession financing composed of a term loan facility made available to the Debtors in a maximum aggregate principal amount of up to $20 million.  Proceeds of the financing will be used, among other things, to fund the working capital and general corporate needs of the Debtors and the costs of the chapter 11 cases in accordance with an approved budget.  The structure of our proposed debtor-in-possession financing is such that borrowings are available only to particular operating subsidiaries and are not available to Pacific Ethanol, Inc. or its other subsidiaries for general corporate purposes.

The Debtors and the lenders have negotiated a proposed DIP Credit Agreement. The financing is subject to the entry of an order by the bankruptcy court approving the financing on terms and conditions acceptable to the lenders in their sole discretion.  In addition, the financing is subject to the satisfaction of a number of material conditions precedent.

The Debtors are in default under their construction-related term loans and working capital lines of credit in the aggregate amount of $246,483,000 and we are in default under $31,500,000 in notes payable to related parties.  In February 2009, we entered into forbearance agreements with each of these lenders, which were amended in March 2009, under which the lenders agreed to forbear from exercising their rights until April 30, 2009 absent further defaults. These forbearances have not been extended.

Kinergy has renegotiated and amended its credit facility with Wachovia Capital Finance Corporation.  Wachovia has agreed to continue providing up to $10 million for Kinergy’s working capital needs.  The term of the amended credit facility extends through October 2010.  See Note 7 to our consolidated financial statements included elsewhere in this report.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of ethanol industry conditions that have negatively affected our business, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs only through the end of June 2009, provided that we are able to timely restructure our $31.5 million indebtedness to Lyles United LLC and Lyles Mechanical Co. and remain in compliance with our Wachovia credit facility which, among other things, requires the Company to obtain certain financing by May 31, 2009.  See Note 7 to the accompanying consolidated financial statements.  We have suspended operations at three of our four wholly-owned ethanol production facilities due to market conditions and in an effort to conserve capital. We have also taken and expect to take additional steps to preserve capital.

Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful.  If we cannot restructure our debt and raise sufficient capital, we may need to seek protection under the U.S. Bankruptcy Code, including at the parent-company level.

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

	March 31, 2009	December 31, 2008	Variance
Current assets	$39,727	$71,891	(44.7)%
Current liabilities	$345,171	$360,205	(4.2)%
Property and equipment, net	$521,535	$530,037	(1.6)%
Notes payable, net of current portion	$927	$936	(1.0)%
Working capital	$(305,444)	$(288,314)	(5.9)%
Working capital ratio	0.12	0.20	(40.0)%

Change in Working Capital and Cash Flows

Working capital decreased to a deficit of $305,444,000 at March 31, 2009 from a deficit of $288,314,000 at December 31, 2008 as a result of further reductions in current assets of $32,164,000, which were partially offset by decreases in current liabilities $15,034,000.

Current assets decreased primarily due to net decreases in cash and marketable securities of $3,101,000 and $3,605,000, respectively, the proceeds of which were predominantly used for operations. Further, current assets decreased due to decreases in accounts receivable and inventories of $12,801,000 and $8,405,000, respectively, due to decreased sales and production volumes.

Current liabilities decreased primarily due to a decrease in accounts payable – trade and construction-related accounts payable and accrued liabilities of $7,845,000 and $1,238,000, respectively, primarily due to reduced production volume. Current portion of long-term notes payable decreased $5,579,000 due to reduced sales resulting in a lower borrowing base under Kinergy’s line of credit.

Cash provided by operating activities of $216,000 resulted primarily from decrease in accounts receivable of $12,700,000, depreciation and amortization of $8,719,000, a decrease in inventories of $7,985,000 and decreases in other assets of $3,115,000, and was mostly offset by a loss of $23,948,000, a decrease in accounts payable of $9,176,000, noncontrolling interest in variable interest entity of $1,783,000 and gains on derivatives of $1,592,000.

Cash provided by investing activities of $2,265,000 resulted primarily from proceeds from sales of marketable securities of $3,605,000, which were partially offset by purchases of additional property and equipment of $1,340,000.

Cash used in financing activities of $5,582,000 resulted primarily from principal debt payments of $7,582,000, which were partially offset by proceeds from notes payable of $2,000,000.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2009 and 2008.

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

Commodity Risk – Cash Flow Hedges

We use derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, we hedge anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against our purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold.

For the three months ended March 31, 2009 and 2008, losses from effectiveness in the amount of $80,000 and gains of $5,277,000, respectively, were recorded in cost of goods sold. For the three months ended March 31, 2009 and 2008, losses from ineffectiveness in the amount of $63,000 and $1,033,000 were recorded in cost of goods sold. There were no notional balances remaining on these derivatives as of March 31, 2009 and December 31, 2008.

Commodity Risk – Non-Designated Derivatives

As part of our risk management strategy, we use forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. For the three months ended March 31, 2009 and 2008, we recognized a loss of $4,000 and $2,016,000 as the change in the fair value of these contracts for the three months ended March 31, 2009 and 2008, respectively. The notional balances remaining on these contracts as of March 31, 2009 and December 31, 2008 were $0 and $4,215,000, respectively.

Interest Rate Risk

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives we purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $18,284,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $47,684,000 is 5.01%-8.16% per annum.

These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended March 31, 2009 and 2008, losses from effectiveness in the amount of $0 and $26,000, gains from ineffectiveness in the amount of $0 and $81,000 and gains of $640,000 and losses of $5,047,000 from undesignated hedges, respectively, were recorded in other expense.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded as of March 31, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 17, 2009, five of our indirect wholly-owned subsidiaries, namely, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC, each commenced a case by filing a voluntary petition for relief under chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.  The bankruptcy cases are discussed in greater detail in Note 13 to the accompanying consolidated financial statements.

On January 9, 2009, Western Ethanol Company, LLC (“Western Ethanol”) filed a complaint in the Superior Court of the State of California (the “Superior Court”) naming Kinergy as defendant. In the complaint, Western Ethanol alleges that Kinergy breached an alleged agreement to buy and accept delivery of a fixed amount of ethanol.  On January 12, 2009, Western Ethanol filed an application for issuance of right to attach order and order for issuance of writ of attachment.  On February 10, 2009, the Superior Court granted the right to attach order and order for issuance of writ of attachment against Kinergy in the amount of approximately $3.68 million.  On February 11, 2009, Kinergy filed an answer to the complaint.  On May 14, 2009, Kinergy entered into an Agreement with Western Ethanol under which Western Ethanol agreed to terminate all notices, writs of attachment issued to the Sheriff of any county other than Contra Costa County, and all notices of levy, liens, and similar claims or actions except as to a levy against a specified Kinergy receivable in the amount of $1.35 million. Kinergy agreed to have the $1.35 million receivable paid over to the Contra Costa County Sheriff in compliance with and in satisfaction of the levy on the receivable to be held pending final outcome of the litigation.  The Agreement does not otherwise alter the parties’ respective positions on the merits of the case and Kinergy intends to continue to vigorously defend against Western Ethanol’s claims.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business.  While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist.  Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period.  However, based on facts currently available, management believes such matters will not adversely affect our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and results of operations. The risks described below and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

There continues to be substantial doubt as to our ability to continue as a going concern.  If we are unable to restructure our indebtedness and raise additional capital, we may need to seek protection under the U.S. Bankruptcy Code, including at the parent-company level.

As a result of ethanol industry conditions that have negatively affected our business, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs only through the end of June 2009, provided that we are able to timely restructure our $31.5 million indebtedness to Lyles United LLC and Lyles Mechanical Co. and remain in compliance with Kinergy’s credit facility which, among other things, requires us to obtain certain financing by May 31, 2009. Accordingly, there continues to be substantial doubt as to our ability to continue as a going concern.  We are seeking to restructure our indebtedness and raise additional debt or equity financing, or both, but there can be no assurance that we will be successful.  If we cannot restructure our indebtedness and obtain sufficient capital, we may need to seek protection under the U.S. Bankruptcy Code, including at the parent-company level.

Our plant subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and are subject to the risks and uncertainties associated with the bankruptcy cases.

For the duration of our plant subsidiaries’ bankruptcy cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to operate our plant subsidiaries within the restrictions and the limitations of any debtor-in-possession financing;

•	our subsidiaries’ ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•	our subsidiaries’ ability to obtain and maintain normal payment and other terms with customers, vendors and service providers; and

•	our subsidiaries’ ability to maintain contracts that are critical to their operations.

We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the bankruptcy cases that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. Because of the risks and uncertainties associated with the bankruptcy cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process will have on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Dividends

For the three months ended March 31, 2009 and 2008, we declared an aggregate of $790,000 and $1,101,000 in dividends on our preferred stock, respectively. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

The bankruptcy filings by certain of our subsidiaries constituted events of default under the Credit Agreement dated as of February 27, 2007 by and among the subsidiaries and WestLB AG, New York Branch, Amarillo National Bank, the senior secured lenders identified therein and the other parties thereto.  Obligations of the subsidiaries in respect of the Credit Agreement are secured by substantially all of the subsidiaries’ assets.  Under the terms of the Credit Agreement, upon the bankruptcy filings, the outstanding principal amount of, and accrued interest on, the amounts owed under the Credit Agreement became immediately due and payable.  As of May 18, 2009, the aggregate principal amount outstanding under the Credit Agreement was approximately $247 million, plus accrued and unpaid interest, fees and other costs.

We are also in default under notes payable to related parties in the aggregate amount of $31.5 million.  In February 2009, we entered into forbearance agreements with each of these related parties, which were amended in March 2009, under which the related parties agreed to forbear from exercising their rights until April 30, 2009. These forbearances have not been extended

We accrued for dividend payments on our Series B Preferred Stock in the amount of $790,000 which was due on March 31, 2009.  We have not yet paid such dividends and we are therefore in breach of our obligations in respect of our Series B Preferred Stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Amendment and Forbearance Agreement dated February 13, 2009 by and among Pacific Ethanol, Inc., Kinergy Marketing LLC and Wachovia Capital Finance Corporation (Western) (1)
10.2
Limited Waiver and Forbearance Agreement dated as of February 17, 2009 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Magic Valley, LLC, WestLB AG, New York Branch, Amarillo National Bank and the Lenders identified therein (1)

10.3
Amendment No. 1 to Letter re: Amendment and Forbearance Agreement dated February 26, 2009 by and among Pacific Ethanol, Inc., Kinergy Marketing LLC and Wachovia Capital Finance Corporation (Western) (2)

10.4
Second Limited Waiver and Forbearance Agreement dated as of February 27, 2009 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Magic Valley, LLC, WestLB AG, New York Branch, Amarillo National Bank and the Lenders identified therein (2)

10.5	Forbearance Agreement dated February 26, 2009 by and among Pacific Ethanol, Inc., Pacific Ag Products, LLC, Pacific Ethanol California, Inc. and Lyles United, LLC. (2)
10.6	Amendment No. 2 to Letter Re: Amendment and Forbearance Agreement dated March 27, 2009 by and among Wachovia Capital Finance Corporation (Western), Kinergy Marketing LLC and Pacific Ethanol, Inc. (3)
10.7
Third Forbearance Agreement dated March 31, 2009 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley LLC, WestLB AG, New York Branch, Amarillo National Bank and the Lenders identified therein (3)

10.8	Second Forbearance Agreement dated March 30, 2009 by and among Pacific Ethanol, Inc., Pacific Ag Products, LLC, Pacific Ethanol California, Inc., Lyles United, LLC and Lyles Mechanical Co. (3)
10.9	Promissory Note dated March 30, 2009 by and among Pacific Ethanol, Inc. and William L. Jones (3)
10.10	Promissory Note dated March 30, 2009 by and among Pacific Ethanol, Inc. and Neil M. Koehler (3)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
____________________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for February 13, 2009 filed with the Securities and Exchange Commission on February 20, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for February 26, 2009 filed with the Securities and Exchange Commission on March 4, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 27, 2009 filed with the Securities and Exchange Commission on April 2, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 18, 2009	By: /S/ BRYON T. MCGREGOR
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