Form 10-Q
period 2009-06-30
Pacific Ethanol, Inc.
filed 2009-08-07
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of August 7, 2009, there were 57,644,585 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
ASSETS	2009	2008
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$12,073	$11,466
Investments in marketable securities	101	7,780
Accounts receivable, net (net of allowance for doubtful accounts of $2,270 and $2,210, respectively)	10,175	23,823
Restricted cash	—	2,520
Inventories	12,799	18,408
Prepaid expenses	491	2,279
Prepaid inventory	1,771	2,016
Other current assets	2,186	3,599
Total current assets	39,596	71,891
Property and equipment, net	513,293	530,037
Other Assets:
Intangible assets, net	5,393	5,630
Other assets	1,131	9,276
Total other assets	6,524	14,906
Total Assets	$559,413	$616,834
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2008.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$5,472	$14,034
Accrued liabilities	5,724	12,334
Accounts payable and accrued liabilities – construction-related	16,761	20,304
Other liabilities – related parties	2,098	608
Current portion – long-term notes payable (including $33,500 and $31,500, respectively due to related parties)	62,255	291,925
Derivative instruments	1,095	7,504
Total current liabilities	93,405	346,709

Notes payable, net of current portion	13,538	14,432
Other liabilities	1,954	3,497
Liabilities subject to compromise (Note 9)	252,879	—
Total Liabilities	361,776	364,638

Commitments and Contingencies (Notes 1 and 10)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 7,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008; Series B: 3,000,000 shares authorized; 2,346,152 shares issued and outstanding as of June 30, 2009 and December 31, 2008	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,644,585 and 57,750,319 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	58	58
Additional paid-in capital	480,064	479,034
Accumulated deficit	(322,625)	(269,721)
Total Pacific Ethanol, Inc. Stockholders’ Equity	157,499	209,373
Noncontrolling interest in variable interest entity	40,138	42,823
Total Stockholders’ Equity	197,637	252,196
Total Liabilities and Stockholders’ Equity	$559,413	$616,834
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2008.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$70,114	$197,974	$156,796	$359,509
Cost of goods sold	77,935	197,531	175,703	343,408
Gross profit (loss)	(7,821)	443	(18,907)	16,101
Selling, general and administrative expenses	6,254	7,678	13,928	17,544
Goodwill impairment	—	—	—	87,047
Loss from operations	(14,075)	(7,235)	(32,835)	(88,490)
Other income (expense), net	(4,734)	889	(11,705)	(1,410)
Loss before reorganization costs and provision for income taxes	(18,809)	(6,346)	(44,540)	(89,900)
Reorganization costs	9,462	—	9,462	—
Provision for income taxes	—	—	—	—
Net loss	(28,271)	(6,346)	(54,002)	(89,900)
Net income (loss) attributed to noncontrolling interest in variable interest entity	(903)	1,987	(2,686)	(46,416)
Net loss attributed to Pacific Ethanol, Inc.	$(27,368)	$(8,333)	$(51,316)	$(43,484)
Preferred stock dividends	$(798)	$(1,388)	$(1,588)	$(2,489)
Deemed dividend on preferred stock	—	(761)	—	(761)
Loss available to common stockholders	$(28,166)	$(10,482)	$(52,904)	$(46,734)
Net loss per share, basic and diluted	$(0.49)	$(0.23)	$(0.93)	$(1.08)
Weighted-average shares outstanding, basic and diluted	56,985	46,455	56,999	43,254

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(28,271)	$(6,346)	$(54,002)	$(89,900)
Other comprehensive loss, net of tax:
Net change in the fair value of derivatives	—	4,029	—	3,480
Comprehensive loss	$(28,271)	$(2,317)	$(54,002)	$(86,420)

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
````````````Operating Activities:
Net loss	$(54,002)	$(89,900)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of deferred financing fees	7,545	—
Goodwill impairment	—	87,047
Depreciation and amortization of intangibles	17,339	10,754
Inventory valuation	845	—
Amortization of deferred financing fees	980	918
Non-cash compensation and consulting expense	1,032	1,456
(Gain) loss on derivatives	(2,425)	4,832
Bad debt expense	64	62
Changes in operating assets and liabilities:
Accounts receivable	13,584	(7,832)
Restricted cash	2,520	(7,569)
Inventories	4,764	(19,946)
Prepaid expenses and other assets	2,840	(2,941)
Prepaid inventory	245	(2,436)
Accounts payable and accrued expenses	(5,809)	(10,032)
Accounts payable, and accrued expenses-related party	1,490	(645)
Net cash used in operating activities	(8,988)	(36,232)
Investing Activities:
Additions to property and equipment	(1,693)	(103,692)
Proceeds from sales of available-for-sale investments	7,679	11,798
Proceeds from sales of property and equipment	—	206
Net cash provided by (used in) investing activities	5,986	(91,688)
Financing Activities:
Proceeds from borrowing under DIP Financing	12,278	—
Proceeds from related party borrowing	2,000	—
Proceeds from all other borrowings	—	81,891
Net proceeds from issuance of preferred stock and warrants	—	72,167
Principal payments paid on borrowings	(10,669)	(8,799)
Cash paid for debt issuance costs	—	(838)
Preferred share dividend paid	—	(2,489)
Dividend paid to noncontrolling interests	—	(617)
Net cash provided by financing activities	3,609	141,315
Net increase in cash and cash equivalents	607	13,395
Cash and cash equivalents at beginning of period	11,466	5,707
Cash and cash equivalents at end of period	$12,073	$19,102

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited, in thousands)

Supplemental Information:
Interest paid ($0 and $7,072 capitalized)	$2,176	$8,271
Non-Cash Financing and Investing activities:
Accrued additions to property and equipment	$—	$8,075
Preferred stock dividend declared	$1,588	$—
Deemed dividend on preferred stock	$—	$761

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Parent”), and all of its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”) and the consolidated financial statements of Front Range Energy, LLC, a Colorado limited liability company (“Front Range”), a variable interest entity of which Pacific Ethanol, Inc. owns 42% (collectively, the “Company”).

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

Chapter 11 Filings – On May 17, 2009, five indirect wholly-owned subsidiaries of the Company, namely, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Bankrupt Debtors”) each commenced a case by filing voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in an effort to restructure their indebtedness (“Chapter 11 Filings”).

Neither Parent nor any of its other direct or indirect subsidiaries, including Kinergy and Pacific Ag. Products, LLC (“PAP”), have filed petitions for relief under the Bankruptcy Code. The Company continues to manage the Bankrupt Debtors pursuant to an asset management agreement and Kinergy and PAP continue to market and sell their ethanol and feed production pursuant to existing marketing agreements. The Bankrupt Debtors continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liquidity – The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company believes that it has sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs only through the end of August 2009, provided that Wachovia Capital Finance Corporation (“Wachovia”) continues to fund Kinergy’s credit facility despite an existing default, and Lyles United, LLC and Lyles Mechanical Co. do not pursue an action against the Company’s default on an aggregate of $31,500,000 of indebtedness to those entities. The Company has suspended operations at three of its four wholly-owned ethanol production facilities due to market conditions and in an effort to conserve capital. The Company has also taken and expects to take additional steps to preserve capital and generate additional cash.

Subsequent to the Chapter 11 Filings, the Bankrupt Debtors obtained debtor-in-possession financing (“DIP Financing”) in the amount of up to $20,000,000 to fund working capital and general corporate needs, including the administrative costs of the Chapter 11 Filings. The DIP Financing provides the Bankrupt Debtors financing to reimburse Parent for certain direct and indirect costs in accordance with an asset management agreement. The DIP Financing matures in mid-November 2009, or sooner if certain covenants are not maintained. These covenants include various reporting requirements to the lenders, as well as confirmation of a plan of reorganization prior to the maturity date. The Company believes it is in compliance with the DIP Financing covenants. As of June 30, 2009, the Bankrupt Debtors have utilized $12,278,000 of the DIP Financing. The Company believes that the remaining undrawn amount of $7,722,000 will provide enough cash to allow the Bankrupt Debtors to obtain a confirmed plan of reorganization with their secured and unsecured creditors through the maturity date.

The Bankrupt Debtors are in default under their construction-related term loans and working capital lines of credit in the aggregate amount of $246,483,000. In addition, Parent is in default under its $31,500,000 notes payable to Lyles United, LLC and Lyles Mechanical Co. In February 2009, the Company entered into forbearance agreements with each of these lenders, which were amended in March 2009, under which the lenders agreed to forbear from exercising their rights until April 30, 2009 absent further defaults. These forbearances have not been extended.

Kinergy has renegotiated and amended its credit facility with Wachovia. Wachovia has agreed to continue providing up to $10,000,000 for Kinergy’s working capital needs. The term of the amended credit facility extends through October 2010. In addition, the amended credit facility required that Parent obtain certain additional financing by May 31, 2009, a date that was chosen based on the Company’s then-foreseeable cash needs. This additional financing has not been obtained. Consequently, Kinergy is not in compliance with the Wachovia facility. Although Kinergy is not in compliance, Wachovia continues to fund the credit facility and has given no indication of an intention to take any action in respect of Kinergy’s noncompliance.

The Company is actively pursuing a number of alternatives, including seeking a confirmed plan of reorganization, restructuring its debt with Lyles United, LLC and Lyles Mechanical Co. and seeking to raise additional debt or equity financing, or both. There can be no assurance, however, that the Company will be successful. If the Company cannot confirm a plan of reorganization, restructure its debt and raise sufficient capital in a timely manner, it may need to seek further protection under the U.S. Bankruptcy Code, including at the Parent level.

Except as to the Chapter 11 Filings, the consolidated financial statements do not include any other adjustments that might result from the outcome of these matters.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SOP 90-7 – The American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), which is applicable to companies in chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. However, among other disclosures, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. The Company has applied the provisions of SOP 90-7 to the Chapter 11 Filings for only the affected Bankrupt Debtors.

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including liabilities subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7. The Bankrupt Debtors did not record contractual interest expense on certain unsecured prepetition debt subject to compromise from the bankruptcy filing date. The Bankrupt Debtors are however, accruing interest on their DIP Financing and related Rollup Debt as these amounts are likely to be paid in full upon confirmation of a plan of reorganization. For the three months ended June 30, 2009, the Bankrupt Debtors recorded interest expense of approximately $3,727,000. Had the Bankrupt Debtors accrued interest on all of their liabilities subject to compromise from May 17, 2009 through June 30, 2009, the Bankrupt Debtors’ interest expense would have been approximately $6,734,000.

Deferred financing fees are typically amortized on a straight-line basis until the date that the debt is due and payable either because of a stated maturity date or full payment of debt. In accordance with SOP 90-7, upon the Chapter 11 Filings, the Bankrupt Debtors wrote off approximately $7,545,000 of their unamortized deferred financing fees related to their term loans and working capital lines of credit, which are reclassified as liabilities subject to compromise in the Company’s consolidated balance sheet at June 30, 2009.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Except as discussed above and in Note 2 below, the accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the complete source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On its effective date, the Codification will supercede all then-existing non-SEC accounting and reporting standards. The adoption of SFAS No. 168 will change the way the Company references current GAAP from referring to a particular Statement (i.e., SOP 90-7) to the related section of the Codification (i.e., ASC 852-10-45-1). As a result, the adoption of SFAS No. 168 will not have a material impact on the Company’s financial condition or results of operations.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. SFAS No. 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. SFAS No. 165 is effective prospectively for interim and annual financial periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 for its reporting period ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations. The Company has evaluated subsequent events up through the date of the filing of this report with the SEC.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changed the Company’s classification and reporting for its noncontrolling interests in its variable interest entity to a component of stockholders’ equity and other changes to the format of its financial statements. Except for these changes in classification, the adoption of SFAS No. 160 did not have a material impact on the Company’s financial condition or results of operations.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 1, 2009, the Company adopted SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 resulted in enhanced disclosures and did not have any impact on the Company’s financial condition or results of operations. (See Note 7.)

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

3.	REORGANIZATION COSTS.

In accordance with SOP 90-7, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. Professional fees directly related to the reorganization include fees associated with advisors to the Bankrupt Debtors, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code. As discussed in Note 1, the Company wrote off a portion of its unamortized deferred financing fees on the debt which is considered to be unlikely to be repaid by the Bankrupt Debtors.

The Bankrupt Debtors’ reorganization costs for the three and six months ended June 30, 2009 consist of the following (in thousands):

Write off of unamortized deferred financing fees	$7,545
Professional fees	1,285
DIP financing fees	600
Trustee fees	32
Total	$9,462

4.	MARKETABLE SECURITIES.

The Company’s marketable securities consisted of short-term marketable securities with carrying values of $101,000 and $7,780,000 as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, there were no gross unrealized gains or losses for these securities.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$6,354	$9,000
Work in progress	962	1,895
Finished goods	4,016	5,994
Other	1,467	1,519
Total	$12,799	$18,408

6.	PROPERTY AND EQUIPMENT.

The ethanol industry has experienced significant adverse conditions over the course of the last 12-18 months, including prolonged negative operating margins. The Company has also experienced these adverse conditions as well as severe working capital and liquidity shortages, and in response to such conditions, the Company has reduced its production significantly until market conditions resume to acceptable levels and working capital becomes available. The Company first reduced production in December 2008 and continued to reduce production through the first quarter of 2009. As of the end of February 2009, the Company had ceased production at its Madera, Magic Valley and Stockton facilities. The Company continues to operate its Columbia and Front Range facilities. The Company continues to assess market conditions and when appropriate, provided it has adequate available working capital, plans to bring these facilities back to operation.

In 2008, the Company completed construction of its ethanol production facilities, with installed capacity of 220 million gallons per year, its goal since 2005. The carrying value of these facilities at June 30, 2009 was approximately $420.2 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets in accordance with SFAS No. 144, management has evaluated the facilities for possible impairment based on projected future cash flows from operations of these facilities, including the above mentioned suspensions of its facilities in the near term. Management has determined that the undiscounted cash flows from operations of these facilities over their estimated useful lives exceed their carrying values, and therefore, no impairment has been recognized at June 30, 2009. In determining future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. If the Company were required to compute the fair value in the future, it may use the work of a qualified valuation specialist who would assist it in examining replacement costs, recent transactions between third parties and cash flow that can be generated from operations. Given the recent completion of the facilities, replacement cost would likely approximate the carrying value of the facilities. However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities. Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy. Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operation. No adjustment has been made in these financial statements for this uncertainty.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	DERIVATIVES.

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

For the three months ended June 30, 2009 and 2008, losses from effectiveness in the amount of $34,000 and $0, respectively, were recorded in cost of goods sold. For the six months ended June 30, 2009 and 2008, losses from effectiveness in the amount of $114,000 and gains of $5,277,000, respectively, were recorded in cost of goods sold. For the three months ended June 30, 2009 and 2008, losses from ineffectiveness in the amount of $21,000 and $0, respectively, were recorded in cost of goods sold. For the six months ended June 30, 2009 and 2008, losses from ineffectiveness in the amount of $85,000 and $1,033,000, respectively, were recorded in cost of goods sold. There were no notional balances remaining on these derivatives as of June 30, 2009 and December 31, 2008.

Commodity Risk – Non-Designated Hedges – As part of the Company’s risk management strategy, it uses forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. For the three months ended June 30, 2009 and 2008, the Company recognized a gain of $139,000 and a loss of $918,000, respectively, and for the six months ended June 30, 2009 and 2008, the Company recognized a gain of $135,000 and a loss of $2,934,000, respectively, as the change in the fair value of these contracts. The notional balances remaining on these contracts as of June 30, 2009 and December 31, 2008 were $0 and $4,215,000, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Rate Risk – As part of the Company’s interest rate risk management strategy, the Company uses derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $17,561,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $42,361,000 is 5.01%-8.16% per annum.

These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended June 30, 2009 and 2008, losses from effectiveness in the amount of $0 and $25,000, gains from ineffectiveness in the amount of $0 and $102,000 and gains of $834,000 and $897,000 from undesignated hedges, respectively, were recorded in other expense. For the six months ended June 30, 2009 and 2008, losses from effectiveness in the amount of $0 and $51,000, gains from ineffectiveness in the amount of $0 and $182,000 and gains of $1,474,000 and losses of $4,149,000 from undesignated hedges, respectively, were recorded in other expense.

The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follow (in thousands):

The gains for the three months ended June 30, 2009 resulted primarily from the Company’s efforts to restructure its debt financing and, therefore, making it not probable that the related borrowings would be paid as designated. As such the Company de-designated certain of its interest rate caps and swaps. The losses for the three months ended March 31, 2008 resulted primarily from the Company’s deferral of constructing its Imperial Valley facility.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	DEBT.

Long-term borrowings are summarized in the table below (in thousands):

	June 30, 2009	December 31, 2008
Notes payable to related party	$31,500	$31,500
DIP Financing	24,556	—
Notes payable to related parties	2,000	—
Kinergy operating line of credit	1,172	10,482
Swap note	14,250	14,987
Variable rate note	—	582
Front Range operating line of credit	1,200	1,200
Water rights capital lease obligations	1,115	1,123
Term loans and working capital lines of credit	—	246,483
	75,793	306,357
Less short-term portion	(62,255)	(291,925)
Long-term debt	$13,538	$14,432

Notes Payable to Related Party – The Company has certain notes payable in favor of Lyles United, LLC and Lyles Mechanical Co. (collectively, “Lyles”) in the amounts of $30,000,000 and $1,500,000, which were due March 15, 2009 and March 31, 2009, respectively. In February 2009, the Company notified Lyles that it would not be able to pay these notes and entered into a forbearance agreement with Lyles. Under the terms of the forbearance agreement, Lyles agreed to forbear from exercising its rights and remedies against the Company through April 30, 2009. These forbearances have not been extended.

DIP Financing – Certain of the Bankrupt Debtors’ existing lenders (the “DIP Lenders”) entered into a credit agreement for up to a total of $20,000,000 (“DIP Financing”), not including the DIP Rollup (as defined below) amount. The DIP Financing was approved by the Bankruptcy Court on June 3, 2009 and provides for a first priority lien in the Chapter 11 Filings.  Proceeds of the DIP Financing will be used, among other things, to fund the working capital and general corporate needs of the Company and the costs of the Chapter 11 Filings in accordance with an approved budget. The DIP Financing matures in mid-November 2009, or sooner if certain covenants are not maintained. These covenants include various reporting requirements to the DIP Lenders, as well as confirmation of a plan of reorganization prior to the maturity date. The Company believes it is in compliance with the DIP Financing covenants. The DIP Financing allows the DIP Lenders a first priority lien on a dollar-for-dollar basis of their term loans and working capital lines of credit funded prior to the Chapter 11 Filings for each dollar of DIP Financing. As the Bankrupt Debtors draw down on their DIP Financing, an equivalent amount is reclassified from liabilities subject to compromise to DIP financing (“DIP Rollup”). As of June 30, 2009, the Bankrupt Debtors have received proceeds in the amount of $12,278,000 from the DIP Financing. After accounting for the DIP Rollup, the DIP Financing has a total balance of $24,556,000. The interest rate for the three months ended June 30, 2009, was approximately 14% per annum.

Notes Payable to Related Parties – On March 31, 2009, the Company’s Chairman of the Board and its Chief Executive Officer provided funds totaling $2,000,000 for general cash and operating purposes, in exchange for two unsecured notes payable from the Company. Interest on the unpaid principal amount accrues at a rate per annum of 8.00%. All principal and accrued and unpaid interest on the notes is due and payable on March 31, 2010.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On May 17, 2009, Kinergy and the Company entered into an Amendment and Waiver Agreement (“Amendment”) with Kinergy’s lender. Under the Amendment, Kinergy’s monthly unused line fee increased from 0.375% to 0.500% of the amount by which the maximum credit under the Line of Credit exceeds the average daily principal balance. In addition, the Amendment imposed a new $5,000 monthly servicing fee. The Amendment also limited most payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy to $600,000 in any three month period and $2,400,000 in any twelve month period. The Amendment amends the definition of “Material Adverse Effect” to exclude the Chapter 11 Filings and certain other matters and clarifies that certain events of default do not extend to the Bankrupt Debtors. However, the Amendment further made many events of default that previously were applicable only to Kinergy now applicable to the Company and its subsidiaries except for certain specified subsidiaries including the Bankrupt Debtors. Under the Amendment, the term of the Line of Credit was reduced from three years to a term expiring on October 31, 2010. The Amendment also removed the early termination fee that would be payable in the event Kinergy terminated the Line of Credit prior to the conclusion of the term. In addition, the Amendment amended and restated Kinergy’s EBITDA covenants. The Amendment also prohibited Kinergy from incurring any additional indebtedness (other than certain intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent.  Further, under the Amendment, the lender waived all existing defaults under the Line of Credit. Kinergy was required to pay an amendment fee of $200,000 to the lender. Except as disclosed in the following paragraph, management believes that Kinergy was in compliance with its covenants as of June 30, 2009.

The Amendment also requires that, on or before May 31, 2009, the lender shall have received copies of financing agreements, in form and substance reasonably satisfactory to the lender, among the Company and certain of its subsidiaries and Lyles United, LLC, which agreements shall provide, among other things, for (i) a credit facility available to the Company of up to $2,500,000 over a term of eighteen months (or such shorter term but in no event prior to the maturity date of the Loan Agreement), (ii) the grant by the Company to Lyles United, LLC of a security interest in substantially all of the Company’s assets, including a pledge by the Company to Lyles United, LLC of the equity interest of the Company in Kinergy, and (iii) the use by the Company of borrowings thereunder for general corporate and other purposes in accordance with the terms thereof. As of June 30, 2009, the Company had not obtained the aforementioned financing with Lyles United, LLC. This has caused Kinergy to be out of compliance with this covenant. Kinergy’s lender, however, has continued to fund the Line of Credit under the terms described above, with no further amendments.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Swap Note – Front Range is subject to certain loan covenants under the terms of its Swap Note. Under these covenants, Front Range is required to maintain, on a quarterly basis, a certain fixed-charge coverage ratio, a minimum level of working capital and a minimum level of net worth. The covenants also set a maximum amount of additional debt that may be incurred by Front Range. The covenants also limit annual distributions that may be made to owners of Front Range, including the Company, based on Front Range’s leverage ratio. As of December 31, 2008 and March 31, 2009, Front Range was out of compliance with certain of its covenants and has since obtained a waiver from its lender. Under the terms of the waiver, the lender changed the covenant to an annual calculation from a quarterly calculation. Further, the available long term revolving note was reduced from $5,000,000 to $2,500,000, with an August 10, 2011 maturity date. The interest rate was adjusted to the greater of 5% or the 30 day LIBOR rate plus 3.25%-4.00% depending on Front Range’s debt-to-net worth ratio. As of June 30, 2009, the Company believes it is in compliance with its revised covenants with its lender.

Term Loans & Working Capital Lines of Credit – In connection with financing the Company’s construction of its four ethanol production facilities, in 2007, the Company entered into a debt financing transaction through its wholly-owned indirect subsidiaries. These subsidiaries are now the Bankrupt Debtors and these loans are discussed in more detail in Note 9.

9.	LIABILITIES SUBJECT TO COMPROMISE.

Liabilities subject to compromise refers to prepetition obligations which may be impacted by the Chapter 11 Filings. These amounts represent the Company’s current estimate of known or potential prepetition obligations to be resolved in connection with the Chapter 11 Filings.

Differences between liabilities estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities during the Chapter 11 Filings and adjust amounts as necessary.

Liabilities subject to compromise are as follows (in thousands):

June 30, 2009
Term loans	$216,435
Working capital lines of credit	17,770
Accrued interest payable	10,951
Derivative instruments – interest rate swaps	4,005
Accounts payable trade and accrued expenses	3,718
Total liabilities subject to compromise	$252,879

Term Loans & Working Capital Lines of Credit – In connection with financing the Company’s construction of its four ethanol production facilities, in 2007, the Company entered into a debt financing transaction (the “Debt Financing”) in the aggregate amount of up to $250,769,000 through its wholly-owned indirect subsidiaries. These subsidiaries are now the Bankrupt Debtors. The Debt Financing included four term loans and four working capital lines of credit. In addition, the subsidiaries utilized approximately $825,000 of the working capital and letter of credit facility to obtain a letter of credit, which was also outstanding at June 30, 2009 and December 31, 2008. The obligations under the Debt Financing are secured by a first-priority security interest in all of the equity interests in the subsidiaries and substantially all their assets. The Chapter 11 Filings constituted an event of default under the Debt Financing. Under the terms of the Debt Financing, upon the Chapter 11 Filings, the outstanding principal amount of, and accrued interest on, the amounts owed in respect of the Debt Financing became immediately due and payable.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As discussed above in Note 8, the DIP Lenders provided DIP Financing for up to a total of $20,000,000. The DIP Financing was approved by the Bankruptcy Court on June 3, 2009 and provides for a first priority lien in the Chapter 11 Filings. The DIP Financing also allows the DIP Lenders a first priority lien on a dollar-for-dollar basis of their term loans and working capital lines of credit funded prior to the Chapter 11 Filings for each dollar of DIP Financing. As the Bankrupt Debtors draw down on their DIP Financing, an equivalent amount is reclassified from liabilities subject to compromise to DIP Financing. As of June 30, 2009, the Bankrupt Debtors have received funds in the amount of $12,278,000 from the DIP Financing, therefore reducing an equal amount owed under the Debt Financing that has been reclassified and reported as DIP Financing.

10.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At June 30, 2009, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol, corn and denaturant. These fixed- and indexed-price commitments will be delivered throughout the remainder of 2009. Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price portion of the table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$4,781
Corn	2,792
Denaturant	446
Total	$8,019

Indexed-Price Contracts (Volume)
Ethanol (gallons)	19,277
Corn (bushels)	10,973

Sales Commitments – At June 30, 2009, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG, and syrup. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$1,801
WDG	6,524
Syrup	2,399
Total	$10,724

Indexed-Price Contracts (Volume)
Ethanol (gallons)	20,878

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

Litigation – Western Ethanol Company – On January 9, 2009, Western Ethanol Company, LLC (“Western Ethanol”) filed a complaint in the Superior Court of the State of California (the “Superior Court”) naming Kinergy as defendant. In the complaint, Western Ethanol alleges that Kinergy breached an alleged agreement to buy and accept delivery of a fixed amount of ethanol. On January 12, 2009, Western Ethanol filed an application for issuance of right to attach order and order for issuance of writ of attachment. On February 10, 2009, the Superior Court granted the right to attach order and order for issuance of writ of attachment against Kinergy in the amount of approximately $3,700,000. On February 11, 2009, Kinergy filed an answer to the complaint. On May 14, 2009, Kinergy entered into an Agreement with Western Ethanol under which Western Ethanol agreed to terminate all notices, writs of attachment issued to the Sheriff of any county other than Contra Costa County, and all notices of levy, liens, and similar claims or actions except as to a levy against a specified Kinergy receivable in the amount of $1,350,000. Kinergy agreed to have the $1,350,000 receivable paid over to the Contra Costa County Sheriff in compliance with and in satisfaction of the levy on the receivable to be held pending final outcome of the litigation. The Company has recorded this receivable in other current assets on its consolidated balance sheet. The Agreement does not otherwise alter the parties’ respective positions on the merits of the case and Kinergy intends to continue to vigorously defend against Western Ethanol’s claims.

Litigation – Barry Spiegel – On December 22, 2005, Barry J. Spiegel, a former shareholder and director of Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512) (the “State Court Action”) against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell (collectively, the “Individual Defendants”). Messrs. Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol. Mr. Siegel was a former director and executive officer of Accessity and Pacific Ethanol.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint included Pacific Ethanol as a defendant. On March 30, 2007, Pacific Ethanol filed a motion to dismiss the amended complaint. Before the Court could decide that motion, on June 4, 2007, Mr. Spiegel amended his complaint, which purports to state two counts: (i) breach of fiduciary duty and (ii) fraudulent inducement. The first count is alleged against the Individual Defendants and the second count is alleged against the Individual Defendants and Pacific Ethanol. The amended complaint was, however, voluntarily dismissed on August 27, 2007, by Mr. Spiegel as to Pacific Ethanol. In March 2009, Mr. Spiegel sought and obtained leave to file another amended complaint which renewed his case against Pacific Ethanol, and the amended pleading named three additional individual defendants, and asserted the following three counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, and (iii) aiding and abetting breach of fiduciary duty. The first two counts are alleged against the Individual Defendants. With respect to the third count, the pleading alleges claims a claim against Pacific Ethanol California, Inc. (formerly known as Pacific Ethanol, Inc.), as well as against individual William Jones, Neil Koehler and Ryan Turner. Messrs. Jones, Koehler and Turner are current and former officers and directors of Pacific Ethanol. A response to the recent amended pleading is due to be filed on August 14, 2009.

Litigation – Delta-T Corporation – On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with its subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC and Pacific Ethanol Madera, LLC. The suit alleges breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations. The complaint seeks specified contract damages of approximately $6.5 million, along with other unspecified damages. All of the defendants moved to dismiss the Virginia Federal Court case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moving to stay the Virginia Federal Court Case pending arbitration. In January 2009, these motions were granted by the Court, compelling the case to arbitration with the American Arbitration Association (“AAA”). By letter dated June 10, 2009, the AAA notified the parties to the arbitration that the matter was automatically stayed as a result of the Chapter 11 Filings. Delta-T Corporation subsequently sought to continue the arbitration as to Pacific Ethanol, Inc.

On March 18, 2009 Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by OneSource Distributors, LLC against Delta-T Corporation. On March 31, 2009, Delta-T Corporation and Bateman Litwin N.V, a foreign corporation, filed a third-party complaint in the United States District Court for the District of Minnesota naming Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC as defendants. The third-party complaint arises out of a suit by Campbell-Sevey, Inc. against Delta-T Corporation. On April 6, 2009 Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by GEA Westfalia Separator, Inc. against Delta-T Corporation. Each of these actions allegedly relate to the aforementioned Engineering, Procurement and Technology License Agreements and Delta-T Corporation’s performance of services thereunder. The third-party suit and the cross-complaints assert many of the factual allegations in the Virginia Federal Court case and seek unspecified damages.

In connection with the Chapter 11 Filings, the Bankrupt Debtors moved the United States Bankruptcy Court for the District of Delaware to enter a preliminary injunction staying and enjoining all of the aforementioned litigation and arbitration proceedings with Delta-T Corporation. On August 6, 2009, the Delaware court ordered that the litigation and arbitration proceedings with Delta-T Corporation be stayed and enjoined and that the Bankrupt Debtors, Pacific Ethanol, Inc. and Delta-T Corporation complete mediation by September 20, 2009 for purposes of settling all disputes between the parties. The Company intends to continue to vigorously defend against Delta-T Corporation’s claims.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	FAIR VALUE MEASUREMENTS.

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

The following table summarizes fair value measurements by level at June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investments in marketable securities	$101	$—	$—	$101
Interest rate caps and swaps	—	30	—	30
Total assets	$101	$30	$—	$131

Liabilities:
Interest rate caps and swaps	$—	$1,095	$4,005	$5,100
Total liabilities	$—	$1,095	$4,005	$5,100

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The Company has five pay-fixed and receive variable interest rate swaps in liability positions at June 30, 2009. The value of these swaps at June 30, 2009 was materially affected by the Company’s credit. A pre-credit fair value of each swap was determined using conventional present value discounting based on the 3-year Euro dollar futures curves and the LIBOR swap curve beyond 3 years, resulting in a liability of approximately $10,012,000. To reflect the Company’s current financial condition and Chapter 11 Filings, a recovery rate of 40% was applied to that value. Management elected the 40% recovery rate in the absence of any other company-specific information. As the recovery rate is a material unobservable input, these swaps are considered Level 3. It is the Company’s understanding that 40% reflects the standard market recovery rate provided by Bloomberg in probability of default calculations. The Company applied their interpretation of the 40% recovery rate to the swap liability reducing the liability by 60% to approximately $4,005,000 to reflect the credit risk to counterparties. At March 31, 2009, the Company had also applied the 40% recovery rate. The changes in the Company’s fair value of its Level 3 inputs are as follows (in thousands):
Level 3
Beginning balance, March 31, 2009	$(4,645)
Adjustments to fair value for the period	640
Ending balance, June 30, 2009	$(4,005)

12.	EARNINGS PER SHARE.

The following table computes basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2009
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(27,368)
Less: Preferred stock dividends	(798)
Basic and diluted loss per share:
Loss available to common stockholders	$(28,166)	56,985	$(0.49)

	Three Months Ended June 30, 2008
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(8,333)
Less: Preferred stock dividends	(1,388)
Less: Deemed dividend on preferred stock	(761)
Basic and diluted loss per share:
Loss available to common stockholders	$(10,482)	46,455	$(0.23)

	Six Months Ended June 30, 2009
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(51,316)
Less: Preferred stock dividends	(1,588)
Basic and diluted loss per share:
Loss available to common stockholders	$(52,904)	56,999	$(0.93)

	Six Months Ended June 30, 2008
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(43,484)
Less: Preferred stock dividends	(2,489)
Less: Deemed dividend on preferred stock	(761)
Basic and diluted loss per share:
Loss available to common stockholders	$(46,734)	43,254	$(1.08)

There were an aggregate of 7,038,000 of potentially dilutive weighted-average shares from convertible securities outstanding as of June 30, 2009 and 2008. These convertible securities were not considered in calculating diluted net loss per share for the three and six months ended June 30, 2009 and 2008 as their effect would be anti-dilutive.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	VARIABLE INTEREST ENTITY.

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

The Company entered into a grain supply agreement with Front Range on August 20, 2005 (amended October 17, 2006) under which the Company is to negotiate on behalf of Front Range all grain purchase, procurement and transport contracts. The Company is to receive a $1.00 per ton fee related to this service. The grain supply agreement expired in May 2009.

The Company entered into a WDG marketing and services agreement with Front Range on August 19, 2005 (amended October 17, 2006) that provided the Company with the exclusive right to market and sell all of Front Range’s WDG production. The Company is to receive the greater of a 5% fee of the amount sold or $2.00 per ton. The WDG marketing and services agreement had a term of two and a half years with provisions for annual automatic renewal thereafter. In February 2009, the Company and Front Range terminated this agreement and entered into a new agreement with similar terms. The revised WDG marketing and services agreement expired in May 2009.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying values and classification of assets that are collateral for the obligations of Front Range at June 30, 2009 are as follows (in thousands):

Current assets	$12,840
Property and equipment	46,970
Other assets	323
Total collateralized assets	$60,133

These collateralizations restrict the assets and revenues as well as future financing strategies of Front Range, but do not apply to, nor have bearing upon any financing strategies that the Company may choose to undertake in the future.

14.	RELATED PARTY TRANSACTIONS.

The Company contracts for certain transportation services for its products with a transportation company. A senior officer of the transportation company is a member of the Company’s Board of Directors. For the three and six months ended June 30, 2009, the Company purchased transportation services of $654,000 and $1,169,000, respectively. For the three and six months ended June 30, 2008, the Company purchased transportation services of $579,500. There were no purchases during the three months ended March 31, 2008. As of June 30, 2009 and December 31, 2008, the Company had outstanding accounts payable to this vendor of $1,154,000 and $608,000, respectively.

As discussed in Note 8, on June 30, 2009, the Company had certain notes payable to Lyles of $31,500,000 and accrued interest payable of $904,000.

Also as discussed in Note 8, on June 30, 2009, the Company had certain notes payable to its Chairman of the Board and its Chief Executive Officer totaling $2,000,000 and accrued interest payable of $40,000.

The Company entered into a consulting agreement with a relative of the Company’s Chairman of the Board for consulting services related to the Company’s restructuring efforts. Compensation payable under the agreement is $10,000 per month plus expenses. The Company paid a total of $6,100 for the three and six months ended June 30, 2009. There were no payments for the three and six months ended June 30, 2008.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	BANKRUPT DEBTORS’ CONDENSED COMBINED FINANCIAL STATEMENTS

Since the consolidated financial statements of the Company include entities other than the Bankrupt Debtors, the following presents the condensed combined financial statements of the Bankrupt Debtors. Pacific Ethanol Holding Co. LLC is the direct parent company of the other Bankrupt Debtors. These condensed combined financial statements have been prepared in all material respects, on the same basis as the consolidated financial statements of the Company. The condensed combined financial statements of the Bankrupt Debtors are as follows (unaudited, in thousands):

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED BALANCE SHEET
As of June 30, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$3,919
Accounts receivable trade	1,227
Accounts receivable related parties	2,329
Inventories	5,613
Other current assets	949
Total current assets	14,037
Property and equipment, net	420,165
Other Assets:
Other assets	644
Total other assets	644
Total Assets	$434,846

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable – trade	$585
Accrued liabilities	245
Other liabilities – related parties	246
Current portion – long-term notes payable	24,556
Other current liabilities	1,159
Total current liabilities	26,791

Other liabilities	37
Liabilities subject to compromise	252,879
Total Liabilities	279,707
Member’s Equity:
Member’s equity	257,485
Accumulated deficit	(102,346)
Total Member’s Equity	155,139
Total Liabilities and Member’s Equity	$434,846

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF OPERATIONS
May 17, 2009 to June 30, 2009

Net sales	$8,758
Cost of goods sold	12,870
Gross profit (loss)	(4,112)
Selling, general and administrative expenses	532
Loss from operations	(4,644)
Other income, net	200
Reorganization costs	(9,462)
Net loss	$(13,906)

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF CASH FLOWS
May 17, 2009 to June 30, 2009

Operating Activities:
Net cash used in operating activities	$(8,411)
Financing Activities:
Proceeds from DIP Financing	12,278
Net cash provided by financing activities	12,278
Net increase in cash and cash equivalents	3,867
Cash and cash equivalents at beginning of period	52
Cash and cash equivalents at end of period	$3,919

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	fluctuations in the market price of ethanol and its co-products;
•	the projected growth or contraction in the ethanol and co-product markets in which we operate;
•	our strategies for expanding, maintaining or contracting our presence in these markets;
•	our ability to successfully develop, finance, construct and operate our current and any future ethanol production facilities;
•	anticipated trends in our financial condition and results of operations;
•	our ability to distinguish ourselves from our current and future competitors;
•	our ability to continue as a going concern;
•	our ability to operate our subsidiaries pursuant to the terms and conditions of our DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the bankruptcy cases;
•	our ability to obtain Court approval with respect to motions in the chapter 11 proceedings prosecuted by us from time to time;
•	our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the bankruptcy cases;
•	our ability to obtain and maintain normal terms with vendors and service providers; and
•	our ability to maintain contracts that are critical to our operations.

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

Recent Developments

On May 17, 2009, five of our indirect wholly-owned subsidiaries, namely, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC, collectively, the Bankrupt Debtors, each commenced a case by filing voluntary petitions for relief under chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware in an effort to restructure their indebtedness. We refer to these filings as the Chapter 11 Filings.

Neither Pacific Ethanol, Inc., nor any of its other direct or indirect subsidiaries, including Kinergy Marketing LLC, or Kinergy, and Pacific Ag. Products, LLC, or PAP, have filed petitions for relief under the Bankruptcy Code.  We continue to manage the Bankrupt Debtors pursuant to an asset management agreement and Kinergy and PAP continue to market and sell their ethanol and feed production pursuant to existing marketing agreements.

Subsequent to the Chapter 11 Filings, the Bankrupt Debtors obtained additional financing in the amount of up to $20,000,000 to fund working capital and general corporate needs, including the administrative costs of the Chapter 11 Filings. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs only through the end of August 2009, provided that our lenders continue to allow us to operate without forbearances on our other indebtedness.

Although we are actively pursuing a number of alternatives, including seeking a confirmed plan of reorganization, restructuring our other indebtedness and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot confirm a plan of reorganization, restructure our indebtedness and raise sufficient capital in a timely manner, we may need to seek further protection under the U.S. Bankruptcy Code, including at the parent-company level. See “—Liquidity and Capital Resources” below.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Gallons sold (in millions)	34.7	66.8	(48.1)%	79.6	126.0	(36.8)%
Average sales price per gallon	$1.75	$2.55	(31.4)%	$1.69	$2.43	(30.5)%
Corn cost per bushel—CBOT equivalent (1)	$4.28	$5.98	(28.4)%	$4.18	$5.39	(22.4)%
Co-product revenues as % of delivered cost of corn	23.5%	21.7%	8.3%	23.9%	23.4%	2.1%

Average CBOT ethanol price per gallon	$1.66	$2.57	(35.4)%	$1.62	$2.43	(33.3)%
Average CBOT corn price per bushel	$4.06	$6.29	(35.5)%	$3.91	$5.75	(32.0)%
_____________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent

Net sales	$70,114	$197,974	$(127,860)	(64.6)%	$156,796	$359,509	$(202,713)	(56.4)%
Cost of goods sold	77,935	197,531	(119,596)	(60.5)%	175,703	343,408	(167,705)	(48.8)%
Gross profit (loss)	$(7,821)	$443	$(8,264)	*	$(18,907)	$16,101	$(35,008)	(217.4)%
Percentage of net sales	(11.2)%	0.2%			(12.1)%	4.5%
* Not meaningful

Net Sales

The decrease in our net sales for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to significant decreases in both sales volume and our average sales price per gallon.

Total volume of ethanol sold decreased by 32.1 million gallons, or 48%, to 34.7 million gallons for the three months ended June 30, 2009 as compared to 66.8 million gallons for the same period in 2008. The decrease in sales volume is primarily due to a significant reduction in production at our four ethanol facilities. Although, we have one additional facility as compared to the same period in 2008, only one of our four facilities was producing ethanol during the entire three months ended June 30, 2009. We ceased production at our other three facilities at different times over the past seven months. We also experienced decreased sales volume under our third-party ethanol marketing agreements.

Our average sales price per gallon decreased 31% to $1.75 for the three months ended June 30, 2009 from an average sales price per gallon of $2.55 for the three months ended June 30, 2008, while the average CBOT price per gallon decreased 35% to $1.66 for the three months ended June 30, 2009 from an average CBOT price per gallon of $2.57 for the three months ended June 30, 2008. Our average sales price per gallon did not decrease as much as the average CBOT price per gallon, and remained above the CBOT average price for the period.

The decrease in our net sales for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to significant decreases in both sales volume and our average sales price per gallon.

Total volume of ethanol sold decreased by 46.4 million gallons, or 37%, to 79.6 million gallons for the six months ended June 30, 2009 as compared to 126.0 million gallons for the same period in 2008. The decrease in sales volume is primarily due to a significant reduction in production at our four ethanol facilities as previously discussed. We also experienced decreased sales volume under our third-party ethanol marketing agreements.

Our average sales price per gallon decreased 30% to $1.69 for the six months ended June 30, 2009 from an average sales price per gallon of $2.43 for the six months ended June 30, 2008. The average CBOT price per gallon decreased 33% to $1.62 for the six months ended June 30, 2009 from an average CBOT price per gallon of $2.43 for the six months ended June 30, 2008. As in the three month period, our average sales price per gallon remained above the CBOT price per gallon.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin declined to a negative 11.2% for the three months ended June 30, 2009 from a positive gross margin of 0.2% for the same period in 2008 due to increased costs to manage the facilities in relation to the volume produced, particularly as it relates to our three facilities not producing ethanol but still incurring maintenance costs and depreciation expense. Total depreciation for the three months ended June 30, 2009 was approximately $8,263,000, as compared to approximately $5,949,000 for the same period in 2008. In addition, due to necessary adjustments to our Columbia facility’s production activities, the facility was not running as efficiently as it had been in the three months ended June 30, 2008.

Our gross margin declined to a negative 12.1% for the six months ended June 30, 2009 from a positive gross margin of 4.5% for the same period in 2008 due to increased costs to manage the facilities in relation to the volume produced, particularly as it relates to our three facilities not producing ethanol but still incurring maintenance costs and depreciation expense. Total depreciation for the six months ended June 30, 2009 was approximately $16,657,000, as compared to approximately $10,128,000 for the same period in 2008.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Selling, general and administrative expenses	$6,254	$7,678	$(1,424)	(18.5)%	$13,928	$17,544	$(3,616)	(20.6)%
Percentage of net sales	8.9%	3.9%			8.9%	4.9%

Our selling, general and administrative expenses, or SG&A, decreased in absolute dollars, but increased as a percentage of net sales for the three months ended June 30, 2009. SG&A decreased by $1,424,000 to $6,254,000 for the three months ended June 30, 2009 as compared to SG&A of $7,678,000 for the same period in 2008. The decrease in the dollar amount of SG&A is primarily due to the following factors:

•
payroll and benefits decreased by $1,695,000 due to a reduction in employees, primarily near the end of the first quarter of 2009, as we reduced the number of administrative positions due to reduced production and related support needs;

•	derivative commissions decreased by $449,000 due to significant trades made during the three months ended June 30, 2008 that did not recur in the same period in 2009;

•	non-cash compensation decreased by $428,000 due also to a reduction in the number of employees; and

•	travel expenses decreased by $238,000 due to the cessation of our construction-related activities.

These items were partially offset by:

•
professional fees increased by $1,626,000 due to our restructuring efforts that have resulted in the Chapter 11 Filings. These costs were incurred through the date of the Chapter 11 Filings on May 17, 2009. All future professional fees associated with the Chapter 11 Filings will be recorded as reorganization costs.

Our SG&A decreased in absolute dollars, but also increased as a percentage of net sales for the six months ended June 30, 2009. SG&A decreased by $3,616,000 to $13,928,000 for the six months ended June 30, 2009 as compared to SG&A of $17,544,000 for the same period in 2008. The decrease in SG&A is primarily due to the following factors:

•	payroll and benefits decreased by $1,824,000 due to a reduction in employees;

•	derivative commissions decreased by $1,403,000; and

•	travel expenses decreased by $555,000.

These items were partially offset by:

•	professional fees increased by $666,000 due to our above mentioned restructuring efforts.

Goodwill Impairment

The following table presents our goodwill impairment in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Goodwill impairment	$—	$—	$—	—%	$—	$87,047	$(87,047)	*
Percentage of net sales	–%	–%			–%	24.2%
* Not meaningful

SFAS No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill for impairment at least annually. In accordance with SFAS No. 142, we conducted an impairment test of goodwill as of March 31, 2008. As a result, we recorded a non-cash impairment charge of $87,047,000, requiring us to write off our entire goodwill balances from our previous acquisitions of Kinergy and Front Range.

Other Income (Expense), net

The following table presents our other income (expense), net in dollars and our other income (expense), net as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Other income (expense), net	$(4,734)	$889	$(5,623)	*	$(11,705)	$(1,410)	$(10,295)	*
Percentage of net sales	(6.8)%	0.4%			(7.5)%	(0.4)%
* Not meaningful

Other income (expense), net decreased by $5,623,000 to a net expense of $4,734,000 for the three months ended June 30, 2009 from income of $889,000 for the same period in 2008. The decrease is primarily due to the following factors:

•
increased interest expense of $2,666,000, as we ceased capitalizing interest associated with our plant construction program and all four facilities were fully accruing interest up through the date of the Chapter 11 Filings, and after that, only for interest that is probable to be repaid thereafter as part of a plan of reorganization; and

•	decreased other income of $2,665,000 due to reduced sales from 2008 of our business energy tax credits sold as pass through investments.

Other income (expense), net decreased by $10,295,000 to a net expense of $11,705,000 for the six months ended June 30, 2009 from $1,410,000 for the same period in 2008. The decrease is primarily due to the following factors:

•	increased interest expense of $9,145,000;

•	decreased sales of business energy tax credits of $6,760,000; and

•	increased bank fees of $671,000 associated with our debt restructuring efforts during the period.

These items were partially offset by:

•
decreased mark-to-market losses of $5,492,000 from our interest rate hedges, as we recorded significant losses during the three months ended March 31, 2008 related to ineffectiveness of interest rate swaps associated with our ceased construction of our Imperial Valley facility.

Reorganization Costs

The following table presents our reorganization costs in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Reorganization Costs	$9,462	$—	$9,462	*	$9,462	$—	$9,462	*
Percentage of net sales	13.5%	–%			6.0%	–%
* Not meaningful

In accordance with SOP 90-7, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. Professional fees directly related to the reorganization include fees associated with advisors to the Bankrupt Debtors, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code. We wrote off a portion of our unamortized deferred financing fees on the debt which is considered to be unlikely to be repaid.

Reorganization costs for the three and six months ended June 30, 2009 consisted of the following (in thousands):

Write off of unamortized deferred financing fees	$7,545
Professional fees	1,285
DIP financing fees	600
Trustee fees	32
Total reorganization costs	$9,462

Net Income (Loss) Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the proportionate share of the net loss attributed to noncontrolling interest in Front Range, a variable interest entity, and net loss attributed to noncontrolling interest in variable interest entity as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Net income (loss) attributed to noncontrolling interest in variable interest entity	$(903)	$1,987	$(2,890)	(145.4)%	$(2,686)	$(46,416)	$43,730	(94.2)%
Percentage of net sales	(1.3)%	1.0%			(1.7)%	(12.9)%

     Net income (loss) attributed to noncontrolling interest in variable interest entity relates to the consolidated treatment of Front Range, a variable interest entity, and represents the noncontrolling interest of others in the earnings of Front Range. We consolidate the entire income statement of Front Range for the periods covered. However, because we only own 42% of Front Range, we must reduce our net income or increase our net loss for the noncontrolling interest, which is the 58% ownership interest that we do not own. For the three months ended June 30, 2009, this amount decreased by $2,890,000 from the same period in 2008 due to fluctuations in net income (loss) of Front Range. For the six months ended June 30, 2009, this amount decreased by $43,730,000 from the same period in 2008, primarily due to goodwill impairment associated with amounts recorded in the original acquisition of our interests in Front Range.

Net Loss Attributed to Pacific Ethanol, Inc.

The following table presents our net loss attributed to Pacific Ethanol, Inc. in dollars and our net loss attributed to Pacific Ethanol, Inc. as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Net loss attributed to Pacific Ethanol, Inc.	$(27,368)	$(8,333)	$(19,035)	(228.4)%	$(51,316)	$(43,484)	$(7,832)	(18.0)%
Percentage of net sales	(39.0)%	(4.2)%			(32.7)%	(12.1)%

Net loss attributed to Pacific Ethanol, Inc. increased during the three and six months ended June 30, 2009 as compared to the same periods in 2008, primarily due to lower production, resulting in lower gross profit and reorganization costs associated with the bankruptcy filing.

Preferred Stock Dividends, Deemed Dividend on Preferred Stock and Loss Available to Common Stockholders

The following table presents the preferred stock dividends in dollars for our Series A and B Preferred Stock, or Preferred Stock, these preferred stock dividends as a percentage of net sales, and our loss available to common stockholders in dollars and our loss available to common stockholders as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Preferred stock dividends	$(798)	$(1,388)	$(590)	(42.5)%	$(1,588)	$(2,489)	$(901)	(36.2)%
Percentage of net sales	(1.1)%	(0.7)%			(1.0)%	(0.7)%
Deemed dividend on preferred stock	$—	$(761)	$761	(100.0)%	$—	$(761)	$761	(100.0)%
Percentage of net sales	—%	(0.4)%			—%	(0.2)%
Loss available to common stockholders	$(28,166)	$(10,482)	$(17,684)	(168.7)%	$(52,904)	$(46,734)	$(6,170)	(13.2)%
Percentage of net sales	(40.2)%	(5.3)%			(33.7)%	(13.0)%

Shares of our Series A and B Preferred Stock were entitled to quarterly cumulative dividends payable in arrears in an amount equal to 5% and 7% per annum, respectively, of the purchase price per share of the Preferred Stock. For our Series A Preferred Stock, we declared and/or paid cash dividends of $646,000 and $1,708,000 for the three and six months ended June 30, 2008, respectively. We did not pay any dividends on our Series A Preferred Stock in 2009, as there was none outstanding during the six months ended June 30, 2009. For our Series B Preferred Stock, we declared and/or paid cash dividends of $798,000 and $742,000 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, we declared and/or paid cash dividends in respect of our Preferred Stock of $1,588,000 and $781,000, respectively.

Liquidity and Capital Resources

Recent Developments and Outlook

On May 17, 2009, the Bankrupt Debtors each commenced a case by filing voluntary petitions for relief under chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware in an effort to restructure their indebtedness.

Neither Pacific Ethanol, Inc., nor any of its other direct or indirect subsidiaries, including Kinergy and PAP, have filed petitions for relief under the Bankruptcy Code. We continue to manage the Bankrupt Debtors pursuant to an asset management agreement and Kinergy and PAP continue to market and sell their ethanol and feed production pursuant to existing marketing agreements. The Bankrupt Debtors continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court.

Subsequent to the Chapter 11 Filings, the Bankrupt Debtors obtained debtor-in-possession financing, or DIP Financing, in the amount of up to $20,000,000 to fund working capital and general corporate needs, including the administrative costs of the Chapter 11 Filings. The DIP Financing provides the Bankrupt Debtors financing to reimburse us for certain direct and indirect costs in accordance with an asset management agreement. The DIP Financing matures in mid-November 2009, or sooner if certain covenants are not maintained. These covenants include various reporting requirements to the lenders, as well as confirmation of a plan of reorganization prior to the maturity date. We believe we are in compliance with the DIP Financing covenants. As of June 30, 2009, the Bankrupt Debtors have utilized $12,278,000 of the DIP Financing. We believe that the remaining undrawn amount of $7,722,000 will provide enough cash to allow the Bankrupt Debtors to obtain a confirmed plan of reorganization with their secured and unsecured creditors through the maturity date.

The Bankrupt Debtors are in default under their construction-related term loans and working capital lines of credit in the aggregate amount of $246,483,000. In addition, we are in default under our $31,500,000 notes payable to Lyles United, LLC and Lyles Mechanical Co. In February 2009, we entered into forbearance agreements with each of these lenders, which were amended in March 2009, under which the lenders agreed to forbear from exercising their rights until April 30, 2009 absent further defaults. These forbearances have not been extended.

Kinergy has renegotiated and amended its credit facility with Wachovia Capital Finance Corporation. Wachovia has agreed to continue providing up to $10,000,000 for Kinergy’s working capital needs. The term of the amended credit facility extends through October 2010. In addition, the amended credit facility required that we obtain certain additional financing by May 31, 2009, a date that was chosen based on our then-foreseeable cash needs. This additional financing has not been obtained. Consequently, we are not in compliance with the Wachovia facility. Although we are not in compliance, Wachovia continues to fund our credit facility and has given us no indication of an intention to take any action in respect of our noncompliance.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs only through the end of August 2009, provided that Wachovia continues to fund our Kinergy credit facility despite the existing default and Lyles United, LLC and Lyles Mechanical Co. do not pursue an action against us due to our default on an aggregate of $31,500,000 of indebtedness to those entities. We have suspended operations at three of our four wholly-owned ethanol production facilities due to market conditions and in an effort to conserve capital. We have also taken and expect to take additional steps to preserve capital and generate additional cash.

Although we are actively pursuing a number of alternatives, including seeking a confirmed plan of reorganization, restructuring our debt with Lyles United, LLC and Lyles Mechanical Co. and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot confirm a plan of reorganization, restructure our debt and raise sufficient capital in a timely manner, we may need to seek further protection under the U.S. Bankruptcy Code, including at the parent-company level.

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

	As of
	June 30, 2009	December 31, 2008	Variance
Current assets	$39,596	$71,891	(44.9)%
Current liabilities	$93,405	$346,709	(73.1)%
Current portion of notes payable	$62,255	$291,925	(78.7)%
Notes payable, net of current portion	$13,538	$14,432	(6.2)%
Working capital	$(53,809)	$(274,818)	(80.4)%
Working capital ratio	0.42	0.21	100.0%

Change in Working Capital and Cash Flows

Working capital decreased to a deficit of $53,809,000 at June 30, 2009 from a deficit of $274,818,000 at December 31, 2008 as a result of further reductions in current assets of $32,295,000, and increases in current liabilities $253,304,000.

Current assets decreased primarily due to net decreases in marketable securities of $7,679,000, the proceeds of which were predominantly used for operations. Further, current assets decreased due to decreases in accounts receivable and inventories of $13,648,000 and $5,609,000, respectively, due to decreased sales and production volumes.

Current liabilities increased primarily due to a decrease in current portion of notes payable of $229,670,000, primarily due to $252,879,000 being reclassified to liabilities subject to compromise upon the Chapter 11 Filings. These decreases were partially offset by an increase in DIP Financing of $24,556,000.

Cash used in operating activities of $8,988,000 for the six months ended June 30, 2009 resulted primarily from a net loss of $54,002,000 and a decrease in accounts payable and accrued expenses of $5,809,000, which were partially offset by depreciation and amortization of $17,339,000, decrease in accounts receivable of $13,584,000, reorganization costs of $7,545,000 and a decrease in other operating assets and liabilities of $12,355,000.

Cash provided by investing activities of $5,986,000 for the six months ended June 30, 2009 resulted primarily from proceeds from sales of marketable securities of $7,679,000, which were partially offset by purchases of additional property and equipment of $1,693,000.

Cash provided by financing activities of $3,609,000 for the six months ended June 30, 2009 resulted primarily from proceeds from our DIP Financing of $12,278,000 and proceeds of $2,000,000 from our related party notes payable, which were partially offset by principal payments on borrowings of $10,699,000.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2009 and 2008.

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

For the three months ended June 30, 2009 and 2008, losses from effectiveness in the amount of $34,000 and $0, respectively, were recorded in cost of goods sold. For the six months ended June 30, 2009 and 2008, losses from effectiveness in the amount of $114,000 and gains of $5,277,000, respectively, were recorded in cost of goods sold. For the three months ended June 30, 2009 and 2008, losses from ineffectiveness in the amount of $21,000 and $0 were recorded in cost of goods sold. For the six months ended June 30, 2009 and 2008, losses from ineffectiveness in the amount of $85,000 and $1,033,000 were recorded in cost of goods sold. There were no notional balances remaining on these derivatives as of June 30, 2009 and December 31, 2008.

Commodity Risk – Non-Designated Derivatives

As part of our risk management strategy, we use forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under SFAS No. 133 for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. For the three months ended June 30, 2009 and 2008 we recognized a gain of $139,000 and a loss of $918,000, respectively, and for the six months ended June 30, 2009 and 2008, we recognized a gain of $135,000 and a loss of $2,934,000, respectively, as the change in the fair value of these contracts. The notional balances remaining on these contracts as of June 30, 2009 and December 31, 2008 were $0 and $4,215,000, respectively.

Interest Rate Risk

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives we purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $17,561,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $42,361,000 is 5.01%-8.16% per annum.

These derivatives are designated and documented as SFAS No. 133 cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended June 30, 2009 and 2008, losses from effectiveness in the amount of $0 and $25,000, gains from ineffectiveness in the amount of $0 and $102,000 and gains of $834,000 and losses of $897,000 from undesignated hedges, respectively, were recorded in other expense. For the six months ended June 30, 2009 and 2008, losses from effectiveness in the amount of $0 and $51,000, gains from ineffectiveness in the amount of $0 and $182,000 and gains of $1,474,000 and losses of $4,149,000 from undesignated hedges, respectively, were recorded in other expense.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded as of June 30, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Barry Spiegel – State Court Action

On December 22, 2005, Barry J. Spiegel, a former shareholder and director of Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512) (the “State Court Action”) against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell (collectively, the “Individual Defendants”). Messrs. Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol. Mr. Siegel was a former director and executive officer of Accessity and Pacific Ethanol.

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

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint included Pacific Ethanol as a defendant. On March 30, 2007, Pacific Ethanol filed a motion to dismiss the amended complaint. Before the Court could decide that motion, on June 4, 2007, Mr. Spiegel amended his complaint, which purports to state two counts: (i) breach of fiduciary duty and (ii) fraudulent inducement. The first count is alleged against the Individual Defendants and the second count is alleged against the Individual Defendants and Pacific Ethanol. The amended complaint was, however, voluntarily dismissed on August 27, 2007, by Mr. Spiegel as to Pacific Ethanol. In March 2009, Mr. Spiegel sought and obtained leave to file another amended complaint which renewed his case against Pacific Ethanol, and the amended pleading named three additional individual defendants, and asserted the following three counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, and (iii) aiding and abetting breach of fiduciary duty. The first two counts are alleged against the Individual Defendants. With respect to the third count, the pleading alleges claims a claim against Pacific Ethanol California, Inc. (formerly known as Pacific Ethanol, Inc.), as well as against individual William Jones, Neil Koehler and Ryan Turner. Messrs. Jones, Koehler and Turner are current and former officers and directors of Pacific Ethanol. A response to the recent amended pleading is due to be filed on August 14, 2009.

Delta-T Corporation

On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with its subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC and Pacific Ethanol Madera, LLC. The suit alleges breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations.  The complaint seeks specified contract damages of approximately $6.5 million, along with other unspecified damages. All of the defendants moved to dismiss the Virginia Federal Court case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moving to stay the Virginia Federal Court Case pending arbitration. In January 2009, these motions were granted by the Court, compelling the case to arbitration with the American Arbitration Association (“AAA”). By letter dated June 10, 2009, the AAA notified the parties to the arbitration that the matter was automatically stayed as a result of the Chapter 11 Filings. Delta-T Corporation subsequently sought to continue the arbitration as to Pacific Ethanol, Inc.

On March 18, 2009 Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by OneSource Distributors, LLC against Delta-T Corporation. On March 31, 2009, Delta-T Corporation and Bateman Litwin N.V, a foreign corporation, filed a third-party complaint in the United States District Court for the District of Minnesota naming Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC as defendants. The third-party complaint arises out of a suit by Campbell-Sevey, Inc. against Delta-T Corporation. On April 6, 2009 Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by GEA Westfalia Separator, Inc. against Delta-T Corporation. Each of these actions allegedly relate to the aforementioned Engineering, Procurement and Technology License Agreements and Delta-T Corporation’s performance of services thereunder. The third-party suit and the cross-complaints assert many of the factual allegations in the Virginia Federal Court case and seek unspecified damages.

In connection with the Chapter 11 Filings, the Bankrupt Debtors moved the United States Bankruptcy Court for the District of Delaware to enter a preliminary injunction staying and enjoining all of the aforementioned litigation and arbitration proceedings with Delta-T Corporation.  On August 6, 2009, the Delaware court ordered that the litigation and arbitration proceedings with Delta-T Corporation be stayed and enjoined and that the Bankrupt Debtors, Pacific Ethanol, Inc. and Delta-T Corporation complete mediation by September 20, 2009 for purposes of settling all disputes between the parties. We intend to continue to vigorously defend against Delta-T Corporation’s claims.

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

There continues to be substantial doubt as to our ability to continue as a going concern. If we are unable to restructure our indebtedness and raise additional capital in a timely manner, we may need to seek further protection under the U.S. Bankruptcy Code at the parent-company level.

As a result of ethanol industry conditions that have negatively affected our business and ongoing financial difficulties, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs only through the end of August 2009, provided Kinergy’s lender continues to make available its credit facility, despite an existing default, and Lyles United, LLC and Lyles Mechanical Co. do not pursue an action against us due to our default on aggregate indebtedness of $31,500,000 owed to those entities. Accordingly, there continues to be substantial doubt as to our ability to continue as a going concern. We are seeking a confirmed plan of reorganization and seeking to restructure our indebtedness, and raise additional debt or equity financing, or both, but there can be no assurance that we will be successful. If we cannot confirm a plan of reorganization, restructure our indebtedness and raise sufficient capital in a timely manner, we may need to seek further protection under the U.S. Bankruptcy Code, including at the parent-company level.

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

Unregistered Sales of Equity Securities

None.

Dividends

For the three months ended June 30, 2009 and 2008, we declared an aggregate of $798,000 and $1,388,000, respectively, in dividends on our preferred stock. For the six months ended June 30, 2009 and 2008, we declared an aggregate of $1,588,000 and $2,489,000, respectively, in dividends on our preferred stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

The bankruptcy filings by certain of our subsidiaries constituted events of default under the Credit Agreement dated as of February 27, 2007 by and among the subsidiaries and WestLB AG, New York Branch, Amarillo National Bank, the senior secured lenders identified therein and the other parties thereto. Obligations of the subsidiaries in respect of the Credit Agreement are secured by substantially all of the subsidiaries’ assets. Under the terms of the Credit Agreement, upon the bankruptcy filings, the outstanding principal amount of, and accrued interest on, the amounts owed under the Credit Agreement became immediately due and payable. As of May 17, 2009, the aggregate principal amount outstanding under the Credit Agreement was approximately $247 million, plus accrued and unpaid interest, fees and other costs.

Kinergy is in default under its credit facility. As of June 30, 2009, the aggregate principal amount outstanding under the credit facility was approximately $1.2 million. We were required to obtain certain additional financing by May 31, 2009. This additional financing has not been obtained and, although Kinergy’s lender continues to fund its credit facility, we remain out of compliance with these obligations and we are therefore in default under the credit facility.

We are also in default under notes payable to related parties in the aggregate amount of $31.5 million. In February 2009, we entered into forbearance agreements with each of these related parties, which were amended in March 2009, under which the related parties agreed to forbear from exercising their rights until April 30, 2009. These forbearances have not been extended.

We accrued for dividend payments on our Series B Preferred Stock in the amount of $790,000 and $798,000 which were due on March 31, 2009 and June 30, 2009, respectively. We have not yet paid such dividends and we are therefore in breach of our obligations in respect of our Series B Preferred Stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Indemnity Agreement dated as of April 21, 2009 by and between Pacific Ethanol, Inc. and Bryon T. McGregor (1)

10.2	Amendment and Waiver Agreement dated May 17, 2009 by and between Wachovia Capital Finance Corporation (Western) and Kinergy Marketing LLC (2)

10.3	Debtor in Possession Credit Facility Term Sheet (2)

10.4
Debtor-In Possession Credit Agreement dated as of May 19, 2009 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Magic Valley, LLC, WestLB AG, Amarillo National Bank and the Lenders referred to therein (3)

10.5	Pledge and Security Agreement dated as of May 19, 2009 by and among Pacific Ethanol California, Inc., Pacific Ethanol Holding Co. LLC and WestLB AG (3)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

____________________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for April 21, 2009 filed with the Securities and Exchange Commission on April 22, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for May 17, 2009 filed with the Securities and Exchange Commission on May 18, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K for May 20, 2009 filed with the Securities and Exchange Commission on May 27, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2009	By:	/s/ BRYON T. MCGREGOR
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