Form 10-Q
period 2009-09-30
Pacific Ethanol, Inc.
filed 2009-11-09
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 6, 2009, there were 57,636,828 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

Exhibits Filed with this Report

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2009	December 31, 2008
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$11,336	$11,466
Investments in marketable securities	101	7,780
Accounts receivable, net (net of allowance for doubtful accounts of $1,317 and $2,210, respectively)	12,440	23,823
Restricted cash	—	2,520
Inventories	9,751	18,408
Prepaid expenses	1,126	2,279
Prepaid inventory	1,905	2,016
Other current assets	2,509	3,599
Total current assets	39,168	71,891

Property and equipment, net	502,649	530,037

Other Assets:
Intangible assets, net	5,275	5,630
Other assets	971	9,276
Total other assets	6,246	14,906

Total Assets	$548,063	$616,834
_______________
*   Amounts derived from the audited financial statements for the year ended December 31, 2008.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$8,351	$14,034
Accrued liabilities	4,590	12,334
Accounts payable and accrued liabilities – construction-related	14,893	20,304
Other liabilities – related parties	5,098	608
Current portion – long-term notes payable (including $33,500 and $31,500, respectively due to related parties)	60,803	291,925
Derivative instruments	1,091	7,504
Total current liabilities	94,826	346,709

Notes payable, net of current portion	15,652	14,432
Other liabilities	1,893	3,497

Liabilities subject to compromise (Note 9)	250,259	—

Total Liabilities	362,630	364,638

Commitments and Contingencies (Notes 1 and 10)

Stockholders’ Equity:
Pacific Ethanol Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 7,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2009 and December 31, 2008; Series B: 3,000,000 shares authorized; 2,346,152 shares issued and outstanding as of September 30, 2009 and December 31, 2008	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,644,585 and 57,750,319 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	58	58
Additional paid-in capital	480,525	479,034
Accumulated deficit	(335,439)	(269,721)
Total Pacific Ethanol, Inc. Stockholders’ Equity	145,146	209,373

Noncontrolling interest in variable interest entity	40,287	42,823
Total Stockholders’ Equity	185,433	252,196

Total Liabilities and Stockholders’ Equity	$548,063	$616,834
_______________
*           Amounts derived from the audited financial statements for the year ended December 31, 2008.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$71,889	$183,980	$228,685	$543,489
Cost of goods sold	76,420	204,265	252,123	547,673
Gross loss	(4,531)	(20,285)	(23,438)	(4,184)
Selling, general and administrative expenses	3,215	6,731	17,143	24,275
Impairment of asset group	2,200	40,900	2,200	40,900
Impairment of goodwill	—	—	—	87,047
Loss from operations	(9,946)	(67,916)	(42,781)	(156,406)
Other expense, net	(1,510)	(2,774)	(13,215)	(4,184)
Loss before reorganization costs and provision for income taxes	(11,456)	(70,690)	(55,996)	(160,590)
Reorganization costs	401	—	9,863	—
Provision for income taxes	—	—	—	—
Net loss	(11,857)	(70,690)	(65,859)	(160,590)
Net (income) loss attributed to noncontrolling interest in variable interest entity	(150)	1,523	2,536	47,939
Net loss attributed to Pacific Ethanol, Inc.	$(12,007)	$(69,167)	$(63,323)	$(112,651)
Preferred stock dividends	$(807)	$(807)	$(2,395)	$(3,296)
Deemed dividend on preferred stock	—	—	—	(761)
Loss available to common stockholders	$(12,814)	$(69,974)	$(65,718)	$(116,708)
Net loss per share, basic and diluted	$(0.22)	$(1.23)	$(1.15)	$(2.44)
Weighted-average shares outstanding, basic and diluted	57,001	56,717	56,998	47,791

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(11,857)	$(70,690)	$(65,859)	$(160,590)

Other comprehensive income (loss), net of tax:

Net change in the fair value of derivatives	—	(626)	—	2,854

Comprehensive loss	$(11,857)	$(71,316)	$(65,859)	$(157,736)

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net loss	$(65,859)	$(160,590)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash reorganization costs:
Write off of unamortized deferred financing fees	7,545	—
Settlement of accrued liability	(2,008)	—
Impairment of asset group	2,200	40,900
Impairment of goodwill	—	87,047
Depreciation and amortization of intangibles	25,984	17,985
Inventory valuation	845	5,608
Amortization of deferred financing fees	1,058	1,489
Non-cash compensation and consulting expense	1,493	2,154
(Gain) loss on derivatives	(2,511)	4,268
Bad debt expense (recovery)	(869)	307
Changes in operating assets and liabilities:
Accounts receivable	12,252	(3,108)
Restricted cash	2,520	(3,296)
Inventories	7,812	(20,347)
Prepaid expenses and other assets	2,043	(4,631)
Prepaid inventory	111	635
Accounts payable and accrued expenses	(5,543)	(6,153)
Accounts payable, and accrued expenses-related party	4,490	(688)
Net cash used in operating activities	(8,437)	(38,420)

Investing Activities:
Additions to property and equipment	(3,599)	(139,335)
Proceeds from sales of available-for-sale investments	7,679	11,901
Restricted cash designated for construction projects	—	(8,076)
Proceeds from sales of property and equipment	—	206
Net cash provided by (used in) investing activities	4,080	(135,304)

Financing Activities:
Proceeds from borrowing under DIP Financing	12,278	—
Proceeds from related party borrowing	2,000	—
Proceeds from other borrowings	—	126,609
Net proceeds from issuance of preferred stock and warrants	—	45,469
Net proceeds from issuance of common stock and warrants	—	26,847
Principal payments paid on borrowings	(10,051)	(12,487)
Cash paid for debt issuance costs	—	(838)
Preferred share dividends paid	—	(2,489)
Dividends paid to noncontrolling interests	—	(1,115)
Net cash provided by financing activities	4,227	181,996

Net increase (decrease) in cash and cash equivalents	(130)	8,272
Cash and cash equivalents at beginning of period	11,466	5,707
Cash and cash equivalents at end of period	$11,336	$13,979

Supplemental Information:
Interest paid ($0 and $9,186 capitalized)	$2,407	$13,677
Non-Cash Financing and Investing activities:
Accrued additions to property and equipment	$—	$20,895
Preferred stock dividend declared and unpaid	$2,395	$807
Deemed dividend on preferred stock	$—	$761

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

The Company’s four ethanol facilities, which produce its ethanol and co-products, are as follows:

Facility Name	Facility Location	Date Operations Began	Estimated Annual Production Capacity (gallons)	Current Operating Status

Stockton	Stockton, CA	September 2008	60,000,000	Idled
Magic Valley	Burley, ID	April 2008	60,000,000	Idled
Columbia	Boardman, OR	September 2007	40,000,000	Operating
Madera	Madera, CA	October 2006	40,000,000	Idled

In addition, the Company owns a 42% interest in Front Range, which owns a plant located in Windsor, Colorado, with annual production capacity of up to 50 million gallons.

FASB Codification – The Financial Accounting Standards Board (“FASB”) sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure it has consistently reported its financial condition, results of operations and cash flows. Over the years, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, Interpretations, Staff Positions, EITF Consensuses and AICPA Statements of Position (“SOP”s), etc. Over the years, many of these standards have been interpreted and amended several times and in many forms.

The FASB recognized the complexity of its standard-setting process and embarked on a revised process which resulted in the FASB Accounting Standards Codification (“Codification” or “ASC”). To the Company, this means instead of following the guidance in SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) for its accounting and reporting of its restructuring under the protection of Chapter 11 of the U.S. Bankruptcy Code, it now follows the guidance in FASB ASC 852, Reorganizations. The Codification does not change how the Company accounts for its transactions or the nature of the related disclosures made. However, when referring to guidance issued by the FASB, the Company will now refer to sections in the ASC rather than SOP 90-7, for example. This change was made effective by the FASB for periods ending on or after September 15, 2009. As a result, the Company has updated its references in this Quarterly Report on Form 10-Q to reflect the guidance in the Codification.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Neither Parent nor any of its other direct or indirect subsidiaries, including Kinergy and Pacific Ag. Products, LLC (“PAP”), have filed petitions for relief under the Bankruptcy Code. The Bankrupt Debtors may not be able to confirm a plan of reorganization, and the Company may not be able to restructure its debt and raise sufficient capital in a timely manner, and therefore may need to seek further protection under the U.S. Bankruptcy Code, including at the Parent level. See “Liquidity” immediately below. The Company continues to manage the Bankrupt Debtors pursuant to an asset management agreement and Kinergy and PAP continue to market and sell their ethanol and feed production pursuant to existing marketing agreements. The Bankrupt Debtors continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court.

Liquidity – The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2009, on a consolidated basis, the Company had an aggregate of $11.4 million in cash, cash equivalents and investments in marketable securities, which includes amounts that were held by the Bankrupt Debtors and other consolidated entities. Of this amount, approximately $2.3 million was unrestricted and available to the Parent for its operations and obligations. The Company has suspended operations at three of its four wholly-owned ethanol production facilities due to market conditions and in an effort to conserve capital. The Company has also taken and expects to take additional steps to preserve capital and generate additional cash.

A payable in the amount of $1.9 million from a judgment arising out of litigation against the Company in 2008 is due on December 1, 2009. The Company does not believe that it will have sufficient funds to make this payment. As a result, the Company believes it has sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs through the end of November 2009. The Company is communicating with the judgment creditor in an attempt to defer the required $1.9 million payment. If the Company is able to defer the payment to the end of the first quarter of 2010, or later, the Company believes it will have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs through the end of March 2010. The Company’s expectations above concerning its available liquidity through November 2009 and March 2010 presume that Lyles United, LLC and Lyles Mechanical Co. do not pursue any action against the Company due to its default on an aggregate of $31.5 million of indebtedness to those entities and that the Company maintains its current levels of borrowing availability under its Wachovia line of credit.

Although the Company is actively pursuing a number of alternatives, including seeking a confirmed plan of reorganization with respect to the Chapter 11 Filings, seeking to defer the $1.9 million payment owed to its judgment creditor, seeking to restructure its debt with Lyles United, LLC and Lyles Mechanical Co. and seeking to raise additional debt or equity financing, or both, there can be no assurance that it will be successful. If the Company cannot confirm a plan of reorganization with respect to the Chapter 11 Filings, defer the $1.9 million payment owed to the judgment creditor, restructure its debt and raise sufficient capital, in each case in a timely manner, it may need to seek further protection under the U.S. Bankruptcy Code, including at the parent-company level, which could occur prior to the end of the November 2009 and March 2010 periods anticipated above. In addition, the Company could be forced into bankruptcy or liquidation by its creditors, namely, the judgment creditor or Lyles United, LLC and Lyles Mechanical Co., or be forced to substantially restructure or alter its business operations or obligations.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Subsequent to the Chapter 11 Filings, the Bankrupt Debtors initially obtained debtor-in-possession financing (“DIP Financing”) in the amount of up to $20,000,000 to fund working capital and general corporate needs, including the administrative costs of the Chapter 11 Filings. The DIP Financing provides the Bankrupt Debtors financing to reimburse Parent for certain direct and indirect costs in accordance with an asset management agreement. In October 2009, the DIP Financing amount was increased to $25,000,000 and the maturity date was extended to March 31, 2010, or sooner if certain covenants are not maintained. These covenants include various reporting requirements to the lenders, as well as confirmation of a plan of reorganization prior to the maturity date. The Company believes it is in compliance with the DIP Financing covenants. As of September 30, 2009, the Bankrupt Debtors have utilized $12,278,000 of the DIP Financing. The Company believes that the remaining undrawn amount of $12,722,000 will provide enough cash to allow the Bankrupt Debtors to obtain a confirmed plan of reorganization with their secured and unsecured creditors through the maturity date.

The Bankrupt Debtors are in default under their construction-related term loans and working capital lines of credit in the aggregate amount of $246,483,000. In addition, Parent is in default under its aggregate $31,500,000 notes payable to Lyles United, LLC and Lyles Mechanical Co. In February 2009, the Company entered into forbearance agreements with each of these lenders, which were amended in March 2009, under which the lenders agreed to forbear from exercising their rights until April 30, 2009 absent further defaults. These forbearances have not been extended.

Kinergy has renegotiated and amended its credit facility with Wachovia. Wachovia has agreed to continue providing up to $10,000,000 for Kinergy’s working capital needs. The term of the amended credit facility extends through October 2010. In addition, the amended credit facility required that Parent obtain certain additional financing by May 31, 2009, a date that was chosen based on the Company’s then foreseeable cash needs. This additional financing was not obtained. In addition, Kinergy must meet certain monthly EBITDA amounts. Kinergy did not meet the required EBITDA amount for the month ended August 31, 2009 but did meet the required EBITDA amount for the month ended September 30, 2009. In November 2009, Wachovia amended the credit facility which removed the additional financing requirement, waived the August 31, 2009 covenant violation and revised the EBITDA calculations for the remainder of 2009. Consequently, the Company believes that Kinergy is in compliance with the Wachovia facility.

Except as to the Chapter 11 Filings, the consolidated financial statements do not include any other adjustments that might result from the outcome of these matters.

Accounting and Reporting under Chapter 11 – In accordance with FASB ASC 852, Reorganizations, companies operating under the protection of chapter 11 of the Bankruptcy Code, generally do not change the manner in which their financial statements are prepared. However, among other disclosures, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. The Company has applied the provisions of FASB ASC 852 to the Chapter 11 Filings for only the affected Bankrupt Debtors.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including liabilities subject to compromise for which interest expense is not recognized in accordance with the provisions of FASB ASC 852. The Bankrupt Debtors did not record contractual interest expense on certain unsecured prepetition debt subject to compromise from the bankruptcy filing date. The Bankrupt Debtors are however, accruing interest on their DIP Financing and related Rollup Debt as these amounts are likely to be paid in full upon confirmation of a plan of reorganization. For the three and nine months ended September 30, 2009, the Bankrupt Debtors recorded interest expense of approximately $673,000 and $10,648,000, respectively. Had the Bankrupt Debtors accrued interest on all of their liabilities subject to compromise from May 17, 2009 through September 30, 2009, the Bankrupt Debtors’ interest expense for the three and nine months ended September 30, 2009 would have been approximately $7,988,000 and $20,969,000, respectively.

Deferred financing fees are typically amortized on a straight-line basis until the date that the debt is due and payable either because of a stated maturity date or full payment of debt. In accordance with FASB ASC 852, upon the Chapter 11 Filings, the Bankrupt Debtors wrote off approximately $7,545,000 of their unamortized deferred financing fees related to their term loans and working capital lines of credit, which are reclassified as liabilities subject to compromise in the Company’s consolidated balance sheet as of September 30, 2009.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  NEW ACCOUNTING STANDARDS.

On June 12, 2009, the FASB amended its guidance to FASB ASC 810, Consolidations, surrounding a company’s analysis to determine whether any of its variable interest entities constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company will adopt these provisions beginning on January 1, 2010. The Company is currently evaluating whether this guidance will have a material effect on its financial condition or results of operations.

On May 28, 2009, the FASB issued FASB ASC 855, Subsequent Events, which provides guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. FASB ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. The guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. The guidance is effective prospectively for interim and annual financial periods ending after June 15, 2009. The Company adopted the provisions of FASB ASC 855 for its reporting period ending June 30, 2009 and its adoption did not have a material impact on the Company’s financial condition or results of operations. The Company has evaluated subsequent events up through the date of the filing of this report with the Securities and Exchange Commission.

On January 1, 2009, the Company adopted the provisions of FASB ASC 810, Consolidations, which amended existing guidance that changed the Company’s classification and reporting for its noncontrolling interests in its variable interest entity to a component of stockholders’ equity and other changes to the format of its financial statements. Except for these changes in classification, the adoption of FASB ASC 810 did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2009, the Company adopted certain provisions of FASB ASC 815, Derivatives and Hedging, which changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of these amended provisions resulted in enhanced disclosures and did not have any impact on the Company’s financial condition or results of operations. (See Note 7.)

On January 1, 2009, the Company adopted the provisions of FASB ASC 815-40, Derivatives and Hedging, which mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of these provisions did not have a material impact on the Company’s financial condition or results of operations.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 1, 2009, the Company adopted certain provisions of FASB ASC 805, Business Combinations, which amended certain of its previous provisions. These amendments provide additional guidance that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. In addition, the guidance requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. These amended provisions will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of these provisions did not have a material impact on the Company’s financial condition or results of operations.

3.  REORGANIZATION COSTS.

In accordance with FASB ASC 852, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. During the three months ended September 30, 2009, the Bankrupt Debtors settled a prepetition accrued liability with a vendor, resulting in a realized gain. Professional fees directly related to the reorganization include fees associated with advisors to the Bankrupt Debtors, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code. As discussed in Note 1, the Company wrote off a portion of its unamortized deferred financing fees on the debt which is considered to be unlikely to be repaid by the Bankrupt Debtors.

The Bankrupt Debtors’ reorganization costs for the three and nine months ended September 30, 2009 consist of the following (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Write-off of unamortized deferred financing fees	$—	$7,545
Settlement of accrued liability	(2,008)	(2,008)
Professional fees	2,363	3,648
DIP financing fees	—	600
Trustee fees	46	78
Total	$401	$9,863

4.  MARKETABLE SECURITIES.

The Company’s marketable securities consisted of short-term marketable securities with carrying values of $101,000 and $7,780,000 as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, there were no gross unrealized gains or losses for these securities.

5.  INVENTORIES.

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$3,777	$9,000
Work in progress	1,146	1,895
Finished goods	3,377	5,994
Other	1,451	1,519
Total	$9,751	$18,408

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY AND EQUIPMENT.

The ethanol industry has experienced significant adverse conditions over the course of the last 12-18 months, including prolonged negative operating margins. The Company has also experienced these adverse conditions as well as severe working capital and liquidity shortages, and in response to such conditions, the Company has reduced its production significantly until market conditions resume to acceptable levels and working capital becomes available. The Company first reduced production in December 2008 and continued to reduce production through the first quarter of 2009. As of the end of February 2009, the Company had ceased production at its Madera, Magic Valley and Stockton facilities. The Company continues to operate its Columbia facility and, indirectly, the Front Range facility. The Company continues to assess market conditions and when appropriate, provided it has adequate available working capital, plans to bring these facilities back to operation.

In 2008, the Company completed construction of its ethanol production facilities, with installed capacity of 220 million gallons per year. The carrying value of these facilities at September 30, 2009 was approximately $413.7 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets in accordance with FASB ASC 360, Property, Plant and Equipment, management has evaluated the facilities for possible impairment based on projected future cash flows from operations of these facilities, including the above mentioned suspensions of its facilities in the near term. Management has determined that the undiscounted cash flows from operations of these facilities over their estimated useful lives exceed their carrying values, and therefore, no impairment has been recognized at September 30, 2009. In determining future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. If the Company were required to compute the fair value in the future, it may use the work of a qualified valuation specialist who would assist in examining replacement costs, recent transactions between third parties and cash flow that can be generated from operations. Since the completion of the last of the facilities occurred in the past year, replacement costs would likely approximate the carrying values of the facilities. However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities. Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy. Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operation. No adjustment has been made in these financial statements for this uncertainty.

In 2008, the Company performed its impairment analysis for the asset group associated with its suspended plant construction project in the Imperial Valley near Calipatria, California (“Imperial Project”). In November 2008, the Company began proceedings to liquidate these assets and liabilities. Based on the Company’s original assessment of the estimated undiscounted cash flows, the Company recorded an impairment charge of $40,900,000, thereby reducing its property and equipment by that amount. At September 30, 2009, the Company revised its assessment of the estimated undiscounted cash flows which resulted in an additional impairment charge of $2,200,000. To the extent the Company is relieved of the related liabilities, the Company may record a gain in the period in which the relief occurs.

7.  DERIVATIVES.

The business and activities of the Company expose it to a variety of market risks, including risks related to changes in commodity prices and interest rates. The Company monitors and manages these financial exposures as an integral part of its risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results. The Company accounts for its use of derivatives related to its hedging activities pursuant to FASB ASC 815, Derivatives and Hedging, under which the Company recognizes all of its derivative instruments in its balance sheet as either assets or liabilities, depending on the rights or obligations under the contracts, unless the contracts qualify as a normal purchase or normal sale. Derivative instruments are measured at fair value. Changes in the derivative’s fair value are recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s effective gains and losses to be deferred in accumulated other comprehensive income and later recorded together with the gains and losses to offset related results on the hedged item in income. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold.

For the three months ended September 30, 2009 and 2008, gains from effectiveness in the amount of $1,000 and $0, respectively, were recorded in cost of goods sold. For the nine months ended September 30, 2009 and 2008, losses from effectiveness in the amount of $113,000 and gains of $5,277,000, respectively, were recorded in cost of goods sold. For the three months ended September 30, 2009 and 2008, there were no gains or losses from ineffectiveness. For the nine months ended September 30, 2009 and 2008, losses from ineffectiveness in the amount of $85,000 and $1,033,000, respectively, were recorded in cost of goods sold. There were no notional balances remaining on these derivatives as of September 30, 2009 and December 31, 2008.

Commodity Risk – Non-Designated Hedges – As part of the Company’s risk management strategy, it uses forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated under FASB ASC 815, for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. For the three months ended September 30, 2009 and 2008, the Company recognized losses of $154,000 and $1,681,000, respectively, and for the nine months ended September 30, 2009 and 2008, the Company recognized losses of $19,000 and $4,614,000, respectively, as the change in the fair value of these contracts. The notional balances remaining on these contracts as of September 30, 2009 and December 31, 2008 were $569,000 and $4,215,000, respectively.

Interest Rate Risk – As part of the Company’s interest rate risk management strategy, the Company uses derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $16,821,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $38,000,000 is 5.01%-8.16% per annum.

These derivatives are designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended September 30, 2009 and 2008, losses from effectiveness in the amount of $0 and $26,000, gains from ineffectiveness in the amount of $0 and $723,000 and gains of $447,000 and losses of $38,000 from undesignated hedges, respectively, were recorded in other expense. For the nine months ended September 30, 2009 and 2008, losses from effectiveness in the amount of $0 and $77,000, gains from ineffectiveness in the amount of $0 and $905,000 and gains of $1,920,000 and losses of $4,187,000 from undesignated hedges, respectively, were recorded in other expense.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of September 30, 2009
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Other current assets	$28	Derivative instruments	$1,091
Commodity contract	Other current assets	83	Liabilities subject to compromise	3,561
		$111		$4,652

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follow (in thousands):

		Gain (Loss) Recognized
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Type of Instrument	Statement of Operations Location	2009	2008	2009	2008
Interest rate contracts	Other expense, net	$447	$659	$1,920	$(3,359)

The gains for the three and nine months ended September 30, 2009 resulted primarily from the Company’s efforts to restructure its debt financing and, therefore, making it not probable that the related borrowings would be paid as designated. As such the Company de-designated certain of its interest rate caps and swaps. The losses for the nine months ended September 30, 2008 resulted primarily from the Company’s deferral of constructing its Imperial Valley facility.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  DEBT.

Long-term borrowings are summarized in the table below (in thousands):

	September 30, 2009	December 31, 2008
Notes payable to related party	$31,500	$31,500
DIP Financing	24,556	—
Notes payable to related parties	2,000	—
Kinergy operating line of credit	2,493	10,482
Swap note	13,876	14,987
Variable rate note	—	582
Front Range operating line of credit	1,000	1,200
Water rights capital lease obligations	1,030	1,123
Term loans and working capital lines of credit	—	246,483
	76,455	306,357
Less short-term portion	(60,803)	(291,925)
Long-term debt	$15,652	$14,432

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

DIP Financing – Certain of the Bankrupt Debtors’ existing lenders (the “DIP Lenders”) entered into a credit agreement for up to a total of $20,000,000 (“DIP Financing”), not including the DIP Rollup (as defined below) amount. In October 2009, the DIP Financing amount was increased to a total of $25,000,000. The DIP Financing was initially approved by the Bankruptcy Court on June 3, 2009, and the Bankruptcy Court approved the October 2009 increase on October 23, 2009. The DIP Financing provides for a first priority lien in the Chapter 11 Filings. Proceeds of the DIP Financing will be used, among other things, to fund the working capital and general corporate needs of the Company and the costs of the Chapter 11 Filings in accordance with an approved budget. The DIP Financing matures on March 31, 2010, or sooner if certain covenants are not maintained. These covenants include various reporting requirements to the DIP Lenders, as well as confirmation of a plan of reorganization prior to the maturity date. The Company believes it is in compliance with the DIP Financing covenants. The DIP Financing allows the DIP Lenders a first priority lien on a dollar-for-dollar basis of their term loans and working capital lines of credit funded prior to the Chapter 11 Filings for each dollar of DIP Financing. As the Bankrupt Debtors draw down on their DIP Financing, an equivalent amount is reclassified from “Liabilities subject to compromise” to “DIP financing” (the “DIP Rollup”). As of September 30, 2009, the Bankrupt Debtors have received proceeds in the amount of $12,278,000 from the DIP Financing. After accounting for the DIP Rollup, the DIP Financing has a total balance of $24,556,000. The interest rate at September 30, 2009, was approximately 14% per annum.

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

The Amendment also required that, on or before May 31, 2009, the lender shall have received copies of financing agreements, in form and substance reasonably satisfactory to the lender, among the Company and certain of its subsidiaries and Lyles United, LLC, which agreements shall provide, among other things, for (i) a credit facility available to the Company of up to $2,500,000 over a term of eighteen months (or such shorter term but in no event prior to the maturity date of the Loan Agreement), (ii) the grant by the Company to Lyles United, LLC of a security interest in substantially all of the Company’s assets, including a pledge by the Company to Lyles United, LLC of the equity interest of the Company in Kinergy, and (iii) the use by the Company of borrowings thereunder for general corporate and other purposes in accordance with the terms thereof. As of September 30, 2009, the Company had not obtained the aforementioned financing with Lyles United, LLC. In addition, Kinergy did not meet the required EBITDA amount for the month ended August 31, 2009, but did meet the required EBITDA amount for the month ended September 30, 2009. In November 2009, Kinergy obtained an amendment from its lender, which removed the aforementioned financing requirement, waived the August 31, 2009 covenant violation and revised the EBITDA calculations for the remainder of 2009. Consequently, the Company believes that Kinergy is in compliance with the credit facility.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Swap Note – Front Range is subject to certain loan covenants under the terms of its Swap Note. Under these covenants, Front Range was required to maintain, on a quarterly basis, a certain fixed-charge coverage ratio, a minimum level of working capital and a minimum level of net worth. The covenants also set a maximum amount of additional debt that may be incurred by Front Range. The covenants also limit annual distributions that may be made to owners of Front Range, including the Company, based on Front Range’s leverage ratio. As of December 31, 2008 and March 31, 2009, Front Range was out of compliance with certain of its covenants and has since obtained a waiver from its lender. Under the terms of the waiver, the lender changed the covenant to an annual calculation from a quarterly calculation. Further, the available long term revolving note was reduced from $5,000,000 to $2,500,000, with an August 10, 2011 maturity date. The interest rate was adjusted to the greater of 5% or the 30 day LIBOR rate plus 3.25%-4.00% depending on Front Range’s debt-to-net worth ratio. As of September 30, 2009, the Company believes it is in compliance with its revised covenants with its lender.

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

Liabilities subject to compromise are as follows (in thousands):

September 30, 2009
Term loans	$216,435
Working capital lines of credit	17,770
Accounts payable trade and accrued expenses	12,493
Derivative instruments – interest rate swaps	3,561
Total liabilities subject to compromise	$250,259

Term Loans & Working Capital Lines of Credit – In connection with financing the Company’s construction of its four ethanol production facilities, in 2007, the Company entered into a debt financing transaction (the “Debt Financing”) in the aggregate amount of up to $250,769,000 through its wholly-owned indirect subsidiaries. These subsidiaries are now the Bankrupt Debtors. The Debt Financing included four term loans and four working capital lines of credit. In addition, the subsidiaries utilized approximately $825,000 of the working capital and letter of credit facility to obtain a letter of credit, which was also outstanding at September 30, 2009 and December 31, 2008. The obligations under the Debt Financing are secured by a first-priority security interest in all of the equity interests in the subsidiaries and substantially all their assets. The Chapter 11 Filings constituted an event of default under the Debt Financing. Under the terms of the Debt Financing, upon the Chapter 11 Filings, the outstanding principal amount of, and accrued interest on, the amounts owed in respect of the Debt Financing became immediately due and payable.

As discussed above in Note 8, the DIP Lenders provided DIP Financing for up to a total of $25,000,000. The DIP Financing has been approved by the Bankruptcy Court and provides for a first priority lien in the Chapter 11 Filings. The DIP Financing also allows the DIP Lenders a first priority lien on a dollar-for-dollar basis of their term loans and working capital lines of credit funded prior to the Chapter 11 Filings for each dollar of DIP Financing. As the Bankrupt Debtors draw down on their DIP Financing, an equivalent amount is reclassified from “Liabilities subject to compromise” to “DIP financing.” As of September 30, 2009, the Bankrupt Debtors have received funds in the amount of $12,278,000 from the DIP Financing, therefore reducing an equal amount owed under the Debt Financing that has been reclassified and reported as DIP Financing.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At September 30, 2009, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol, corn and denaturant. These fixed- and indexed-price commitments will be delivered throughout the remainder of 2009. Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price portion of the table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$4,878
Corn	5,406
Denaturant	91
Total	$10,375

Indexed-Price Contracts (Volume)
Ethanol (gallons)	30,898
Corn (bushels)	4,970

Sales Commitments – At September 30, 2009, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG and syrup. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$1,644
WDG	2,751
Syrup	242
Total	$4,637

Indexed-Price Contracts (Volume)
Ethanol (gallons)	34,157

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Litigation – Western Ethanol Company – On January 9, 2009, Western Ethanol Company, LLC (“Western Ethanol”) filed a complaint in the Superior Court of the State of California (the “Superior Court”) naming Kinergy as defendant. In the complaint, Western Ethanol alleges that Kinergy breached an alleged agreement to buy and accept delivery of a fixed amount of ethanol. On January 12, 2009, Western Ethanol filed an application for issuance of right to attach order and order for issuance of writ of attachment. On February 10, 2009, the Superior Court granted the right to attach order and order for issuance of writ of attachment against Kinergy in the amount of approximately $3,700,000. On February 11, 2009, Kinergy filed an answer to the complaint. On May 14, 2009, Kinergy entered into an Agreement with Western Ethanol under which Western Ethanol agreed to terminate all notices, writs of attachment issued to the Sheriff of any county other than Contra Costa County, and all notices of levy, liens, and similar claims or actions except as to a levy against a specified Kinergy receivable in the amount of $1,350,000. Kinergy agreed to have the $1,350,000 receivable paid over to the Contra Costa County Sheriff in compliance with and in satisfaction of the levy on the receivable to be held pending final outcome of the litigation. In September 2009, the Company entered into a confidential settlement agreement with Western Ethanol, under which the Company paid an amount less than $1,350,000 and received payment on the balance of the $1,350,000 receivable.

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

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint included Pacific Ethanol as a defendant. On March 30, 2007, Pacific Ethanol filed a motion to dismiss the amended complaint. Before the Court could decide that motion, on June 4, 2007, Mr. Spiegel amended his complaint, which purports to state two counts: (i) breach of fiduciary duty and (ii) fraudulent inducement. The first count is alleged against the Individual Defendants and the second count is alleged against the Individual Defendants and Pacific Ethanol. The amended complaint was, however, voluntarily dismissed on August 27, 2007, by Mr. Spiegel as to Pacific Ethanol. In March 2009, Mr. Spiegel sought and obtained leave to file another amended complaint which renewed his case against Pacific Ethanol, and the amended pleading named three additional individual defendants, and asserted the following three counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, and (iii) aiding and abetting breach of fiduciary duty. The first two counts are alleged against the Individual Defendants. With respect to the third count, the pleading alleged claims a claim against Pacific Ethanol California, Inc. (formerly known as Pacific Ethanol, Inc.), as well as against individual William Jones, Neil Koehler and Ryan Turner. Messrs. Jones, Koehler and Turner are current and former officers and directors of Pacific Ethanol. The Court, however, dismissed the claims for aiding and abetting a breach of fiduciary duty brought against Messrs. Jones, Koehler and Turner and Pacific Ethanol California with leave to Mr. Spiegel to file an amended claim by no later than November 2, 2009.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In connection with the Chapter 11 Filings, the Bankrupt Debtors moved the United States Bankruptcy Court for the District of Delaware to enter a preliminary injunction in favor of the Bankrupt Debtors and Parent staying and enjoining all of the aforementioned litigation and arbitration proceedings commenced by Delta-T Corporation. On August 6, 2009, the Delaware court ordered that the litigation and arbitration proceedings commenced by Delta-T Corporation be stayed and enjoined until September 21, 2009 or further order of the court, and that the Bankrupt Debtors, Parent and Delta-T Corporation complete mediation by September 20, 2009 for purposes of settling all disputes between the parties. Following a mediation, the parties reached an agreement pursuant to which a stipulated order was entered in the bankruptcy court on September 21, 2009, providing for a complete mutual release and settlement of any and all claims between Delta-T Corporation and the Bankrupt Debtors, a complete reservation of rights as between Parent and Delta-T Corporation, and a stay of all proceedings by Delta-T Corporation against Parent until December 31, 2009. As a result of the complete mutual release and settlement, the Company recorded a gain of approximately $2,008,000 in reorganization costs for the three months ended September 30, 2009. In the event Delta-T Corporation chooses to proceed with its remaining claims against Parent, the Company intends to continue to vigorously defend against Delta-T Corporation’s claims.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  FAIR VALUE MEASUREMENTS.

The fair value hierarchy established by FASB ASC 820, Fair Value Measurements and Disclosures, prioritizes the inputs used in valuation techniques into three levels as follows:

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

In accordance with FASB ASC 820, the Company has classified its investments in marketable securities and derivative instruments into these levels depending on the inputs used to determine their fair values. The Company’s investments in marketable securities consist of money market funds which are based on quoted prices and are designated as Level 1. The Company’s derivative instruments consist of commodity positions and interest rate caps and swaps. The fair value of the interest rate caps and certain swaps are based on quoted prices on similar assets or liabilities in active markets and discounts to reflect potential credit risk to lenders and are designated as Level 2; and certain interest rate swaps are based on a combination of observable inputs and material unobservable inputs and are designated as Level 3.

The following table summarizes fair value measurements by level at September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investments in marketable securities	$101	$—	$—	$101
Commodity derivative securities	83	—	$—	83
Interest rate caps and swaps	—	28	—	28
Total assets	$184	$28	$—	$212

Liabilities:
Interest rate caps and swaps	$—	$1,091	$3,561	$4,652
Total liabilities	$—	$1,091	$3,561	$4,652

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The Company has five pay-fixed and receive variable interest rate swaps in liability positions at September 30, 2009. The value of these swaps at September 30, 2009 was materially affected by the Company’s credit. A pre-credit fair value of each swap was determined using conventional present value discounting based on the 3-year Euro dollar futures curves and the LIBOR swap curve beyond 3 years, resulting in a liability of approximately $8,903,000. To reflect the Company’s current financial condition and Chapter 11 Filings, a recovery rate of 40% was applied to that value. Management elected the 40% recovery rate in the absence of any other company-specific information. As the recovery rate is a material unobservable input, these swaps are considered Level 3. It is the Company’s understanding that 40% reflects the standard market recovery rate provided by Bloomberg in probability of default calculations. The Company applied their interpretation of the 40% recovery rate to the swap liability reducing the liability by 60% to approximately $3,561,000 to reflect the credit risk to counterparties. The changes in the Company’s fair value of its Level 3 inputs are as follows (in thousands):

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3
Beginning balance, June 30, 2009	$(4,005)
Adjustments to fair value for the period	444
Ending balance, September 30, 2009	$(3,561)

12.  EARNINGS PER SHARE.

The following table computes basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2009
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(12,007)
Less: Preferred stock dividends	(807)
Basic and diluted loss per share:
Loss available to common stockholders	$(12,814)	57,001	$(0.22)

	Three Months Ended September 30, 2008
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(69,167)
Less: Preferred stock dividends	(807)
Basic and diluted loss per share:
Loss available to common stockholders	$(69,974)	56,717	$(1.23)

	Nine Months Ended September 30, 2009
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(63,323)
Less: Preferred stock dividends	(2,395)
Basic and diluted loss per share:
Loss available to common stockholders	$(65,718)	56,998	$(1.15)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2008
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(112,651)
Less: Preferred stock dividends	(3,296)
Less: Deemed dividend on preferred stock	(761)
Basic and diluted loss per share:
Loss available to common stockholders	$(116,708)	47,791	$(2.44)

There were an aggregate of 7,038,000 of potentially dilutive weighted-average shares from convertible securities outstanding as of September 30, 2009 and 2008. These convertible securities were not considered in calculating diluted net loss per share for the three and nine months ended September 30, 2009 and 2008 as their effect would be anti-dilutive.

13.  VARIABLE INTEREST ENTITY.

On October 17, 2006, the Company entered into a Membership Interest Purchase Agreement with Eagle Energy to acquire Eagle Energy’s 42% interest in Front Range. Front Range was formed on July 29, 2004 to construct and operate a 50 million gallon dry mill ethanol plant in Windsor, Colorado. Front Range began producing ethanol in June 2006.

The Company has determined that Front Range meets the definition of a variable interest entity under FASB ASC 810, Consolidations. The Company has also determined that it is the primary beneficiary and is therefore required to treat Front Range as a consolidated subsidiary for financial reporting purposes rather than use equity investment accounting treatment. As a result, the Company consolidates the financial results of Front Range, including its entire balance sheet with the balance of the noncontrolling interest displayed as a component of equity, and the income statement after intercompany eliminations with an adjustment for the noncontrolling interest in net income, in each case since its acquisition on October 17, 2006. As long as the Company is deemed the primary beneficiary of Front Range, it must treat Front Range as a consolidated subsidiary for financial reporting purposes.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The carrying values and classification of assets that are collateral for the obligations of Front Range at September 30, 2009 are as follows (in thousands):

Current assets	$13,673
Property and equipment	45,804
Other assets	292
Total collateralized assets	$59,769

These collateralizations restrict the assets and revenues as well as future financing strategies of Front Range, but do not apply to, nor have bearing upon any financing strategies that the Company may choose to undertake in the future.

14.  RELATED PARTY TRANSACTIONS.

The Company contracted for transportation services for its products sold from its Madera, Magic Valley and Stockton facilities with a transportation company. At the time these contracts were entered, a senior officer of the transportation company was a member of the Company’s Board of Directors. Subsequently, the senior officer has retired from the transportation company but remains a member of the Company’s Board of Directors. For the three and nine months ended September 30, 2009, the Company purchased transportation services of $138,000 and $1,057,000, respectively. For the three and nine months ended September 30, 2008, the Company purchased transportation services of $899,500 and $1,479,000, respectively. As of September 30, 2009 and December 31, 2008, the Company had outstanding accounts payable to this vendor of $1,228,000 and $608,000, respectively.

As discussed in Note 8, on September 30, 2009, the Company had certain notes payable to Lyles of $31,500,000 and accrued interest payable of $1,385,000.

Also as discussed in Note 8, on September 30, 2009, the Company had certain notes payable to its Chairman of the Board and its Chief Executive Officer totaling $2,000,000 and accrued interest payable of $80,000.

The Company has issued its Series B Preferred Stock to certain related parties. As of September 30, 2009 and December 31, 2008, the Company had outstanding unpaid preferred dividends of $2,395,000 and $0, respectively.

The Company entered into a consulting agreement with a relative of the Company’s Chairman of the Board for consulting services related to the Company’s restructuring efforts. Compensation payable under the agreement is $10,000 per month plus expenses. For the three and nine months ended September 30, 2009, the Company paid a total of $20,600 and $26,700, respectively. There were no payments for the three and nine months ended September 30, 2008. As of September 30, 2009 and December 31, 2008, the Company had outstanding accounts payable to this vendor of $20,000 and $0, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15.  BANKRUPT DEBTORS’ CONDENSED COMBINED FINANCIAL STATEMENTS.

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

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED BALANCE SHEET
As of September 30, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$3,061
Accounts receivable trade	689
Accounts receivable related parties	1,795
Inventories	3,881
Other current assets	1,620
Total current assets	11,046

Property and equipment, net	413,702

Other Assets:
Other assets	609
Total other assets	609

Total Assets	$425,357

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable – trade	$1,615
Accrued liabilities	187
Other liabilities – related parties	372
Current portion – long-term notes payable	24,556
Other current liabilities	1,720
Total current liabilities	28,450

Other liabilities	49

Liabilities subject to compromise	250,259

Total Liabilities	278,758

Member’s Equity:
Member’s equity	257,485
Accumulated deficit	(110,886)
Total Member’s Equity	146,599

Total Liabilities and Member’s Equity	$425,357

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2009	May 17, 2009 to September 30, 2009
Net sales	$18,226	$26,984
Cost of goods sold	25,091	37,961
Gross loss	(6,865)	(10,977)
Selling, general and administrative expenses	988	1,520
Loss from operations	(7,853)	(12,497)
Other expense, net	(286)	(87)
Reorganization costs	(401)	(9,863)
Net loss	$(8,540)	$(22,447)

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF CASH FLOWS
May 17, 2009 to September 30, 2009

Operating Activities:
Net cash used in operating activities	$(9,269)
Financing Activities:
Proceeds from DIP Financing	12,278
Net cash provided by financing activities	12,278
Net increase in cash and cash equivalents	3,009
Cash and cash equivalents at beginning of period	52
Cash and cash equivalents at end of period	$3,061

16.  SUBSEQUENT EVENTS.

As discussed in Note 8, in October 2009, the Bankrupt Debtors’ entered into an amendment to the DIP Financing, increasing the amount to $25,000,000 and extending the maturity date to March 31, 2010.

Also, as discussed in Note 8, in November 2009, Kinergy and its lender amended the terms of its credit facility.

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
•
our ability to operate our subsidiaries pursuant to the terms and conditions of our DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the Chapter 11 Filings;

•	our ability to obtain Court approval with respect to motions in the chapter 11 proceedings prosecuted by us from time to time;
•	our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Filings;
•	our ability to obtain and maintain normal terms with vendors and service providers;
•	our ability to maintain contracts that are critical to our operations;
•	fluctuations in the market price of ethanol and its co-products;
•	the projected growth or contraction in the ethanol and co-product markets in which we operate;
•	our strategies for expanding, maintaining or contracting our presence in these markets;
•	our ability to successfully develop, finance, construct and operate our current and any future ethanol production facilities;
•	anticipated trends in our financial condition and results of operations; and
•	our ability to distinguish ourselves from our current and future competitors.

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

Neither Pacific Ethanol, Inc., nor any of its other direct or indirect subsidiaries, including Kinergy Marketing LLC, or Kinergy, and Pacific Ag. Products, LLC, or PAP, have filed petitions for relief under the Bankruptcy Code. We continue to manage the Bankrupt Debtors pursuant to an asset management agreement and Kinergy and PAP continue to market and sell their ethanol and feed production pursuant to existing marketing agreements.  Subsequent to the Chapter 11 Filings, the Bankrupt Debtors obtained additional financing in the amount of up to $25,000,000 to fund working capital and general corporate needs, including the administrative costs of the Chapter 11 Filings.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2009, on a consolidated basis, we had an aggregate of $11.4 million in cash, cash equivalents and investments in marketable securities, which includes amounts that were held by the Bankrupt Debtors and other consolidated entities. Of this amount, approximately $2.3 million was unrestricted and available to Pacific Ethanol, Inc. for its operations and obligations. We have suspended operations at three of our four wholly-owned ethanol production facilities due to market conditions and in an effort to conserve capital. We have also taken and expect to take additional steps to preserve capital and generate additional cash.

A payable in the amount of $1.9 million from a judgment arising out of litigation against us in 2008 is due on December 1, 2009. We do not believe that we will have sufficient funds to make this payment. As a result, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs through the end of November 2009. We are communicating with the judgment creditor in an attempt to defer the required $1.9 million payment. If we are able to defer the payment to the end of the first quarter of 2010, or later, we believe we will have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs through the end of March 2010. Our expectations above concerning our available liquidity through November 2009 and March 2010 presume that Lyles United, LLC and Lyles Mechanical Co. do not pursue any action against us due to our default on an aggregate of $31.5 million of indebtedness to those entities and that we maintain our current levels of borrowing availability under our Wachovia line of credit.

Although we are actively pursuing a number of alternatives, including seeking a confirmed plan of reorganization with respect to the Chapter 11 Filings, seeking to defer the $1.9 million payment owed to our judgment creditor, seeking to restructure our debt with Lyles United, LLC and Lyles Mechanical Co. and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot confirm a plan of reorganization with respect to the Chapter 11 Filings, defer the $1.9 million payment owed to our judgment creditor, restructure our debt and raise sufficient capital, in each case in a timely manner, we may need to seek further protection under the U.S. Bankruptcy Code, including at the parent-company level, which could occur prior to the end of the November 2009 and March 2010 periods anticipated above. In addition, we could be forced into bankruptcy or liquidation by our creditors, namely, our judgment creditor or Lyles United, LLC and Lyles Mechanical Co., or be forced to substantially restructure or alter our business operations or obligations. See “—Liquidity and Capital Resources” below.

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

Our four ethanol facilities, which produce our ethanol and co-products, are as follows:

Facility Name	Facility Location	Date Operations Began	Estimated Annual Production Capacity (gallons)	Current Operating Status

Stockton	Stockton, CA	September 2008	60,000,000	Idled
Magic Valley	Burley, ID	April 2008	60,000,000	Idled
Columbia	Boardman, OR	September 2007	40,000,000	Operating
Madera	Madera, CA	October 2006	40,000,000	Idled

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Gallons sold (in millions)	36.6	65.0	(43.7)%	116.2	191.0	(39.2)%
Average sales price per gallon	$1.73	$2.45	(29.4)%	$1.70	$2.43	(30.0)%
Corn cost per bushel—CBOT equivalent (1)	$3.33	$6.28	(47.0)%	$3.91	$5.75	(32.0)%
Co-product revenues as % of delivered cost of corn	25.7%	21.6%	19.0%	24.4%	22.6%	8.0%

Average CBOT ethanol price per gallon	$1.59	$2.34	(32.1)%	$1.61	$2.40	(32.9)%
Average CBOT corn price per bushel	$3.27	$5.78	(43.4)%	$3.70	$5.76	(35.8)%
_____________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Loss

The following table presents our net sales, cost of goods sold and gross loss in dollars and gross loss as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent

Net sales	$71,889	$183,980	$(112,091)	(60.9)%	$228,685	$543,489	$(314,804)	(57.9)%
Cost of goods sold	76,420	204,265	(127,845)	(62.6)%	252,123	547,673	(295,550)	(54.0)%
Gross loss	$(4,531)	$(20,285)	$(15,754)	*	$(23,438)	$(4,184)	$(19,254)	*
Percentage of net sales	(6.3)%	(11.0)%			(10.2)%	(0.8)%
* Not meaningful

Net Sales

The decrease in our net sales for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to significant decreases in both sales volume and our average sales price per gallon.

Total volume of ethanol sold decreased by 28.4 million gallons, or 44%, to 36.6 million gallons for the three months ended September 30, 2009 as compared to 65.0 million gallons for the same period in 2008. The decrease in sales volume is primarily due to a significant reduction in production at our four ethanol facilities. Although we have one additional facility as compared to the same period in 2008, only one of our four facilities was producing ethanol during the three months ended September 30, 2009. We ceased production at our other three facilities at different times in early 2009.

Our average sales price per gallon decreased 29% to $1.73 for the three months ended September 30, 2009 from an average sales price per gallon of $2.45 for the three months ended September 30, 2008, while the average CBOT price per gallon decreased 32% to $1.59 for the three months ended September 30, 2009 from an average CBOT price per gallon of $2.34 for the three months ended September 30, 2008. Our average sales price per gallon did not decrease as much as the average CBOT price per gallon, and remained above the CBOT average price for the period.

The decrease in our net sales for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to significant decreases in both sales volume and our average sales price per gallon.

Total volume of ethanol sold decreased by 74.8 million gallons, or 39%, to 116.2 million gallons for the nine months ended September 30, 2009 as compared to 191.0 million gallons for the same period in 2008. The decrease in sales volume is primarily due to a significant reduction in production at our four ethanol facilities as previously discussed. We also experienced decreased sales volume under our third-party ethanol marketing agreements.

Our average sales price per gallon decreased 30% to $1.70 for the nine months ended September 30, 2009 from an average sales price per gallon of $2.43 for the nine months ended September 30, 2008. The average CBOT price per gallon decreased 33% to $1.61 for the nine months ended September 30, 2009 from an average CBOT price per gallon of $2.40 for the nine months ended September 30, 2008. As in the three month period, our average sales price per gallon remained above the CBOT price per gallon.

Cost of Goods Sold and Gross Loss

Our gross margin declined to a negative 6.3% for the three months ended September 30, 2009 compared to negative 11.0% for the same period in 2008 due to decreased corn costs as compared to the same period in 2008. Partially offsetting this decrease were increased costs to manage the facilities in relation to the volume produced, particularly as it relates to our three facilities not producing ethanol but still incurring maintenance costs and depreciation expense. Total depreciation for the three months ended September 30, 2009 was approximately $8,306,000, as compared to approximately $6,909,000 for the same period in 2008.

Our gross margin declined to a negative 10.2% for the nine months ended September 30, 2009 compared to negative 0.8% for the same period in 2008 due to increased costs to manage the facilities in relation to the volume produced as discussed above. Total depreciation for the nine months ended September 30, 2009 was approximately $24,963,000, as compared to approximately $17,037,000 for the same period in 2008. In addition, due to necessary adjustments to our Columbia facility’s production activities, the facility was not running as efficiently as it had been in the nine months ended September 30, 2008.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Selling, general and administrative expenses	$3,215	$6,731	$(3,516)	(52.2)%	$17,143	$24,275	$(7,132)	(29.4)%
Percentage of net sales	4.5%	3.7%			7.5%	4.5%

Our selling, general and administrative expenses, or SG&A, decreased in absolute dollars, but increased as a percentage of net sales for the three months ended September 30, 2009. SG&A decreased by $3,516,000 to $3,215,000 for the three months ended September 30, 2009 as compared to SG&A of $6,731,000 for the same period in 2008. The decrease in the dollar amount of SG&A is primarily due to the following factors:

•
payroll and benefits decreased by $2,103,000 due to a reduction in employees, primarily near the end of the first quarter of 2009, as we reduced the number of administrative positions due to reduced production and related support needs;

•	bad debt expense decreased by $1,186,000 due to a significant recovery from a trade receivable during the three months ended September 30, 2009; and

•	travel expenses decreased by $340,000 due to the cessation of our construction-related activities.

These items were partially offset by:

•
professional fees, which increased by $835,000 due to increased legal fees and other legal matters primarily associated with the Bankrupt Debtors’ bankruptcy proceedings. Costs associated with our Chapter 11 Filings after the filing date on May 17, 2009 are recorded as reorganization costs.

Our SG&A decreased in absolute dollars, but also increased as a percentage of net sales for the nine months ended September 30, 2009. SG&A decreased by $7,132,000 to $17,143,000 for the nine months ended September 30, 2009 as compared to SG&A of $24,275,000 for the same period in 2008. The decrease in SG&A is primarily due to the following factors:

•	payroll, benefits and hiring expenses decreased by $4,364,000 due to overall reductions in employees;

•	derivative commissions decreased by $1,555,000;

•	bad debt expenses decreased by $1,170,000;

•	travel expenses decreased by $895,000; and

•	non-cash compensation decreased by $661,000 due to a reduction in share grants to our Board of Directors in 2009.

These items were partially offset by:

•
professional fees, which increased by $1,501,000 due to increased legal fees and other legal matters primarily associated with the Bankrupt Debtors’ bankruptcy proceedings. Costs associated with our Chapter 11 filings after the filing date on May 17, 2009 are recorded as reorganization costs.

Impairment of Asset Group

The following table presents our impairment of asset group in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Impairment of asset group	$2,200	$40,900	$(38,700)	(94.6)%	$2,200	$40,900	$(38,700)	(94.6)%
Percentage of net sales	3.1%	22.2%			1.0%	7.5%
* Not meaningful

In accordance with FASB ASC 360, Property, Plant and Equipment, we performed an impairment analysis for our asset group associated with our suspended plant construction project in the Imperial Valley near Calipatria, California, or the Imperial Project. In November 2008, we began proceedings to liquidate these assets and liabilities. Based on our original assessment of the estimated undiscounted cash flows at September 30, 2008, we recorded an impairment charge of $40,900,000, thereby reducing our property and equipment at September 30, 2008 by that amount. At September 30, 2009, our revised assessment of the estimated undiscounted cash flows resulted in an additional impairment charge of $2,200,000. To the extent we are relieved of the related liabilities, we may record a gain in the period in which the relief occurs.

Impairment of Goodwill

The following table presents our impairment of goodwill in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Impairment of goodwill	$—	$—	$—	—%	$—	$87,047	$(87,047)	*
Percentage of net sales	–%	–%			–%	16.0%
* Not meaningful

FASB ASC 350, Intangibles-Goodwill and Other, requires us to test goodwill for impairment at least annually. We conducted an impairment test of goodwill as of March 31, 2008. As a result, we recorded a non-cash impairment charge of $87,047,000, requiring us to write off our entire goodwill balances from our previous acquisitions of Kinergy and Front Range.

Other Expense, Net

The following table presents our other expense, net in dollars and our other expense, net as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Other expense, net	$(1,510)	$(2,774)	$(1,264)	(45.6)%	$(13,215)	$(4,184)	$9,031	*
Percentage of net sales	(2.1)%	(1.5)%			(5.8)%	(0.8)%
* Not meaningful

Other expense, net decreased by $1,264,000 to $1,510,000 for the three months ended September 30, 2009 from $2,774,000 for the same period in 2008. The decrease is primarily due to the following factors:

•
interest expense decreased by $2,011,000, as we ceased fully accruing interest on our debt due to the Chapter 11 Filings. Since May 17, 2009, we only accrue interest on our debt that is probable to be repaid as part of a plan of reorganization; and

•	amortization of deferred financing fees decreased by $493,000, as we wrote off a significant amount of deferred financing fees at the time of the Chapter 11 Filings.

These items were partially offset by:

•	other income, which decreased by $866,000 due to reduced sales of our business energy tax credits sold as pass through investments.

Other expense, net increased by $9,031,000 to $13,215,000 for the nine months ended September 30, 2009 from $4,184,000 for the same period in 2008. The increase is primarily due to the following factors:

•
interest expense increased by $7,135,000, as we ceased capitalizing interest associated with our plant construction program. All four facilities were accruing interest to the date of the Chapter 11 Filings, after which, only interest that is probable of being repaid as part of a plan of reorganization was accrued; and

•	sales of business energy tax credits decreased by $7,626,000.

These items were partially offset by:

•	bank fees, which decreased by $652,000;

•	amortization of deferred financing fees, which decreased by $431,000; and

•
mark-to-market losses, which decreased by $5,280,000 due to our interest rate hedges, as we recorded significant losses during the three months ended March 31, 2008 related to ineffectiveness of interest rate swaps associated with our ceased construction of our Imperial Valley facility.

Reorganization Costs

The following table presents our reorganization costs in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Reorganization costs	$401	$—	$401	*	$9,863	$—	$9,863	*
Percentage of net sales	0.6%	–%			4.3%	–%
* Not meaningful

In accordance with FASB ASC 852, Reorganizations, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. During the three months ended September 30, 2009, the Bankrupt Debtors settled a prepetition accrued liability with a vendor, resulting in a realized gain. Professional fees directly related to the reorganization include fees associated with advisors to the Bankrupt Debtors, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code. We wrote off a portion of our unamortized deferred financing fees on the debt which is considered to be unlikely to be repaid.

Reorganization costs for the three and nine months ended September 30, 2009 consisted of the following (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Write-off of unamortized deferred financing fees	$—	$7,545
Settlement of accrued liability	(2,008)	(2,008)
Professional fees	2,363	3,648
DIP financing fees	—	600
Trustee fees	46	78
Total	$401	$9,863

Net (Income) Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the proportionate share of the net (income) loss attributed to noncontrolling interest in Front Range, a variable interest entity, and net (income) loss attributed to noncontrolling interest in variable interest entity as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Net (income) loss attributed to noncontrolling interest in variable interest entity	$(150)	$1,523	$(1,673)	(109.8)%	$2,536	$47,939	$(45,403)	(94.7)%
Percentage of net sales	(0.2)%	0.8%			1.1%	8.8%

Net (income) loss attributed to noncontrolling interest in variable interest entity relates to the consolidated treatment of Front Range, a variable interest entity, and represents the noncontrolling interest of others in the earnings of Front Range. We consolidate the entire income statement of Front Range for the periods covered. However, because we only own 42% of Front Range, we must reduce our net income or increase our net loss for the noncontrolling interest, which is the 58% ownership interest that we do not own. For the three months ended September 30, 2009, this amount decreased by $1,673,000 from the same period in 2008 due to fluctuations in net (income) loss of Front Range. For the nine months ended September 30, 2009, this amount decreased by $45,403,000 from the same period in 2008, primarily due to goodwill impairment associated with amounts recorded in the original acquisition of our interests in Front Range.

Net Loss Attributed to Pacific Ethanol, Inc.

The following table presents our net loss attributed to Pacific Ethanol, Inc. in dollars and our net loss attributed to Pacific Ethanol, Inc. as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Net loss attributed to Pacific Ethanol, Inc.	$(12,007)	$(69,167)	$(57,160)	(82.6)%	$(63,323)	$(112,651)	$(49,328)	(43.8)%
Percentage of net sales	(16.7)%	(37.6)%			(27.7)%	(20.7)%

Net loss attributed to Pacific Ethanol, Inc. decreased during the three and nine months ended September 30, 2009 as compared to the same periods in 2008, primarily due to lower impairment charges.

Preferred Stock Dividends, Deemed Dividend on Preferred Stock and Loss Available to Common Stockholders

The following table presents the preferred stock dividends, deemed dividend on preferred stock and loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Preferred stock dividends	$(807)	$(807)	$—	—%	$(2,395)	$(3,296)	$(901)	(27.3)%
Percentage of net sales	(1.1)%	(0.4)%			(1.0)%	(0.6)%
Deemed dividend on preferred stock	$—	$—	$—	—%	$—	$(761)	$761	(100.0)%
Percentage of net sales	—%	—%			—%	(0.1)%
Loss available to common stockholders	$(12,814)	$(69,974)	$(57,160)	(81.7)%	$(65,718)	$(116,708)	$(50,990)	(43.7)%
Percentage of net sales	(17.8)%	(38.0)%			(28.7)%	(21.5)%

Shares of our Series A and B Preferred Stock were entitled to quarterly cumulative dividends payable in arrears in an amount equal to 5% and 7% per annum, respectively, of the purchase price per share of the Preferred Stock. For our Series A Preferred Stock, we declared and/or paid cash dividends of $0 and $1,708,000 for the three and nine months ended September 30, 2008, respectively. We did not pay any dividends on our Series A Preferred Stock in the nine months ended September 30, 2009 as there was none outstanding during that period. For our Series B Preferred Stock, we declared and/or paid cash dividends of $807,000 for the three months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, we declared and/or paid cash dividends in respect of our Series B Preferred Stock of $2,395,000 and $1,588,000, respectively.

Liquidity and Capital Resources

Recent Developments and Outlook

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2009, on a consolidated basis, we had an aggregate of $11.4 million in cash, cash equivalents and investments in marketable securities, which includes amounts that were held by the Bankrupt Debtors and other consolidated entities. Of this amount, approximately $2.3 million was unrestricted and available to Pacific Ethanol, Inc. for its operations and obligations. We have suspended operations at three of our four wholly-owned ethanol production facilities due to market conditions and in an effort to conserve capital. We have also taken and expect to take additional steps to preserve capital and generate additional cash.

A payable in the amount of $1.9 million from a judgment arising out of litigation against us in 2008 is due on December 1, 2009. We do not believe that we will have sufficient funds to make this payment. As a result, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs through the end of November 2009. We are communicating with the judgment creditor in an attempt to defer the required $1.9 million payment. If we are able to defer the payment to the end of the first quarter of 2010, or later, we believe we will have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs through the end of March 2010. Our expectations above concerning our available liquidity through November 2009 and March 2010 presume that Lyles United, LLC and Lyles Mechanical Co. do not pursue any action against us due to our default on an aggregate of $31.5 million of indebtedness to those entities and that Kinergy maintains its current levels of borrowing availability under its line of credit with Wachovia.

Although we are actively pursuing a number of alternatives, including seeking a confirmed plan of reorganization with respect to the Chapter 11 Filings, seeking to defer the $1.9 million payment owed to our judgment creditor, seeking to restructure our debt with Lyles United, LLC and Lyles Mechanical Co. and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot confirm a plan of reorganization with respect to the Chapter 11 Filings, defer the $1.9 million payment owed to our judgment creditor, restructure our debt and raise sufficient capital, in each case in a timely manner, we may need to seek further protection under the U.S. Bankruptcy Code, including at the parent-company level, which could occur prior to the end of the November 2009 and March 2010 periods anticipated above. In addition, we could be forced into bankruptcy or liquidation by our creditors, namely, our judgment creditor or Lyles United, LLC and Lyles Mechanical Co., or be forced to substantially restructure or alter our business operations or obligations.

On September 15, 2009, we received a letter from The Nasdaq Stock Market, or NASDAQ, indicating that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under NASDAQ Listing Rule 5450(a)(1). Under NASDAQ Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until March 14, 2010, in which to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have achieved compliance with Rule 5450(a)(1) if at any time before March 14, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days unless the NASDAQ staff exercises its discretion to extend this 10 day period as discussed in NASDAQ Listing Rule 5810(c)(3)(F). If we do not regain compliance with Rule 5450(a)(1) by March 14, 2010, the NASDAQ staff will provide written notice that our common stock is subject to delisting. At that time, we may appeal NASDAQ’s determination to delist our common stock to a Hearings Panel. We may be eligible for an additional grace period if we meet the initial listing standards, with the exception of the minimum bid price, of the Nasdaq Capital Market as set forth in NASDAQ Listing Rule 5505. We must submit an application to transfer our common stock to The Nasdaq Capital Market to avail ourselves of this alternative.

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

Subsequent to the Chapter 11 Filings, the Bankrupt Debtors initially obtained debtor-in-possession financing, or DIP Financing, in the amount of up to $20,000,000 to fund working capital and general corporate needs, including the administrative costs of the Chapter 11 Filings. In October 2009 this amount was increased to $25,000,000. The DIP Financing provides the Bankrupt Debtors financing to reimburse us for certain direct and indirect costs in accordance with an asset management agreement. The DIP Financing matures on March 31, 2010, or sooner if certain covenants are not maintained. These covenants include various reporting requirements to the lenders, as well as confirmation of a plan of reorganization prior to the maturity date. We believe we are in compliance with the DIP Financing covenants. As of September 30, 2009, the Bankrupt Debtors have utilized $12,278,000 of the DIP Financing. We believe that the remaining undrawn amount of $12,722,000 will provide enough cash to allow the Bankrupt Debtors to obtain a confirmed plan of reorganization with their secured and unsecured creditors through the maturity date.

The Bankrupt Debtors are in default under their construction-related term loans and working capital lines of credit in the aggregate amount of $246,483,000. In addition, we are in default under our aggregate $31,500,000 notes payable to Lyles United, LLC and Lyles Mechanical Co. In February 2009, we entered into forbearance agreements with each of these lenders, which were amended in March 2009, under which the lenders agreed to forbear from exercising their rights until April 30, 2009 absent further defaults. These forbearances have not been extended.

Kinergy has renegotiated and amended its credit facility with Wachovia.  Wachovia has agreed to continue providing up to $10,000,000 for Kinergy’s working capital needs.  The term of the amended credit facility extends through October 2010.  In addition, the amended credit facility required that we obtain certain additional financing by May 31, 2009, a date that was chosen based on our then foreseeable cash needs.  This additional financing was not obtained.  In addition, Kinergy must meet certain monthly EBITDA amounts.  Kinergy did not meet the required EBITDA amount for the month ended August 31, 2009 but did meet the required EBITDA amount for the month ended September 30, 2009.  In November 2009, Wachovia amended the credit facility which removed the additional financing requirement, waived the August 31, 2009 covenant violation and revised the EBITDA calculations for the remainder of 2009. Consequently, we believe that Kinergy is in compliance with the Wachovia facility.

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

	As of
	September 30, 2009	December 31, 2008	Variance
Current assets	$39,168	$71,891	(45.6)%
Current liabilities	$94,826	$346,709	(72.6)%
Current portion of notes payable	$60,803	$291,925	(79.2)%
Notes payable, net of current portion	$15,652	$14,432	8.5%
Working capital	$(55,658)	$(274,818)	79.7%
Working capital ratio	0.41	0.21	95.2%

Change in Working Capital and Cash Flows

Working capital increased to a deficit of $55,658,000 at September 30, 2009 from a deficit of $274,818,000 at December 31, 2008 as a result of a decrease in current liabilities of $251,883,000, which was partially offset by a decrease in current assets of $32,723,000.

Current liabilities decreased primarily due to a decrease in current portion of notes payable of $231,122,000, predominantly due to $250,259,000 being reclassified to liabilities subject to compromise in connection with the Chapter 11 Filings.

Current assets decreased primarily due to net decreases in marketable securities of $7,679,000, the proceeds of which were predominantly used for operations. Further, current assets decreased due to decreases in accounts receivable and inventories of $11,383,000 and $8,657,000, respectively, due to decreased sales and production volumes.

Cash used in operating activities of $8,437,000 for the nine months ended September 30, 2009 resulted primarily from a net loss of $65,859,000, a decrease in accounts payable and accrued expenses of $5,543,000 and a gain on a settlement of accrued liabilities of $2,008,000, which were partially offset by depreciation and amortization of $25,984,000, a decrease in accounts receivable of $12,252,000, a write-off of deferred financing fees of $7,545,000, an impairment of asset group of $2,200,000 and a decrease in other operating assets and liabilities of $16,992,000.

Cash provided by investing activities of $4,080,000 for the nine months ended September 30, 2009 resulted primarily from proceeds from sales of marketable securities of $7,679,000, which were partially offset by purchases of additional property and equipment of $3,599,000.

Cash provided by financing activities of $4,227,000 for the nine months ended September 30, 2009 resulted primarily from proceeds from our DIP Financing of $12,278,000 and proceeds of $2,000,000 from our related party notes payable, which were partially offset by principal payments on borrowings of $10,051,000.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2009 and 2008.

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

Commodity Risk – Cash Flow Hedges

We use derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, we hedge anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives are designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against our purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold.

For the three months ended September 30, 2009 and 2008, gains from effectiveness in the amount of $1,000 and $0, respectively, were recorded in cost of goods sold. For the nine months ended September 30, 2009 and 2008, a loss from effectiveness in the amount of $113,000 and a gain of $5,277,000, respectively, were recorded in cost of goods sold. For the three months ended September 30, 2009 and 2008, there were no gains or losses from ineffectiveness. For the nine months ended September 30, 2009 and 2008, losses from ineffectiveness in the amount of $85,000 and $1,033,000 were recorded in cost of goods sold. There were no notional balances remaining on these derivatives as of September 30, 2009 and December 31, 2008.

Commodity Risk – Non-Designated Derivatives

As part of our risk management strategy, we use forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated for special hedge accounting treatment in accordance with FASB ASC 815, Derivatives and Hedging. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. For the three months ended September 30, 2009 and 2008 we recognized losses of $154,000 and $1,681,000, respectively, and for the nine months ended September 30, 2009 and 2008, we recognized losses of $19,000 and $4,614,000, respectively, as the change in the fair value of these contracts. The notional balances remaining on these contracts as of September 30, 2009 and December 31, 2008 were $569,000 and $4,215,000, respectively.

Interest Rate Risk

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives we purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $16,821,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $38,000,000 is 5.01%-8.16% per annum.

These derivatives are designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the three months ended September 30, 2009 and 2008, losses from effectiveness in the amount of $0 and $26,000, gains from ineffectiveness in the amount of $0 and $723,000 and a gain of $447,000 and a loss of $38,000 from undesignated hedges, respectively, were recorded in other expense. For the nine months ended September 30, 2009 and 2008, losses from effectiveness in the amount of $0 and $77,000, gains from ineffectiveness in the amount of $0 and $905,000 and a gain of $1,920,000 and a loss of $4,187,000 from undesignated hedges, respectively, were recorded in other expense.

We marked all of our derivative instruments to fair value at each period end, except for those derivative contracts which qualified for the normal purchase and sale exemption pursuant to FASB ASC 815, Derivatives and Hedging.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded as of September 30, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint included Pacific Ethanol as a defendant. On March 30, 2007, Pacific Ethanol filed a motion to dismiss the amended complaint. Before the Court could decide that motion, on June 4, 2007, Mr. Spiegel amended his complaint, which purports to state two counts: (i) breach of fiduciary duty and (ii) fraudulent inducement. The first count is alleged against the Individual Defendants and the second count is alleged against the Individual Defendants and Pacific Ethanol. The amended complaint was, however, voluntarily dismissed on August 27, 2007, by Mr. Spiegel as to Pacific Ethanol. In March 2009, Mr. Spiegel sought and obtained leave to file another amended complaint which renewed his case against Pacific Ethanol, and the amended pleading named three additional individual defendants, and asserted the following three counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, and (iii) aiding and abetting breach of fiduciary duty. The first two counts are alleged against the Individual Defendants. With respect to the third count, the pleading alleged claims a claim against Pacific Ethanol California, Inc. (formerly known as Pacific Ethanol, Inc.), as well as against individual William Jones, Neil Koehler and Ryan Turner. Messrs. Jones, Koehler and Turner are current and former officers and directors of Pacific Ethanol. The Court, however, dismissed the claims for aiding and abetting a breach of fiduciary duty brought against Messrs. Jones, Koehler and Turner and Pacific Ethanol California with leave to Mr. Spiegel to file an amended claim by no later than November 2, 2009.

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

In connection with the Chapter 11 Filings, the Bankrupt Debtors moved the United States Bankruptcy Court for the District of Delaware to enter a preliminary injunction in favor of the Bankrupt Debtors and Pacific Ethanol, Inc. staying and enjoining all of the aforementioned litigation and arbitration proceedings commenced by Delta-T Corporation. On August 6, 2009, the Delaware court ordered that the litigation and arbitration proceedings commenced by Delta-T Corporation be stayed and enjoined until September 21, 2009 or further order of the court, and that the Bankrupt Debtors, Pacific Ethanol, Inc. and Delta-T Corporation complete mediation by September 20, 2009 for purposes of settling all disputes between the parties. Following a mediation, the parties reached an agreement pursuant to which a stipulated order was entered in the bankruptcy court on September 21, 2009, providing for a complete mutual release and settlement of any and all claims between Delta-T Corporation and the Bankrupt Debtors, a complete reservation of rights as between Pacific Ethanol, Inc. and Delta-T Corporation, and a stay of all proceedings by Delta-T Corporation against Pacific Ethanol, Inc. until December 31, 2009. In the event Delta-T Corporation chooses to proceed with its remaining claims against Pacific Ethanol, Inc., we intend to continue to vigorously defend against Delta-T Corporation’s claims.

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

As a result of ethanol industry conditions that have negatively affected our business and ongoing financial difficulties, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs through the end of November 2009, provided Lyles United, LLC and Lyles Mechanical Co. do not pursue an action against us due to our default on aggregate indebtedness of $31.5 million owed to those entities and Kinergy maintains its current levels of borrowing availability under its line of credit with Wachovia. Accordingly, there continues to be substantial doubt as to our ability to continue as a going concern. We are seeking a confirmed plan of reorganization in connection with the Chapter 11 Filings and seeking to restructure our indebtedness, and raise additional debt or equity financing, or both, but there can be no assurance that we will be successful. If we cannot confirm a plan of reorganization in connection with the Chapter 11 Filings, restructure our indebtedness and raise sufficient capital in a timely manner, we may need to seek further protection under the U.S. Bankruptcy Code, including at the parent-company level.

We have received a delisting notice from NASDAQ. Our common stock may be involuntarily delisted from trading on NASDAQ if we fail to regain compliance with the minimum closing bid price requirement of $1.00 per share. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

NASDAQ’s quantitative listing standards require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on September 15, 2009, we received a letter from NASDAQ indicating that we have been provided an initial period of 180 calendar days, or until March 14, 2010, in which to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have achieved compliance if at any time before March 14, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days unless the NASDAQ staff exercises its discretion to extend this 10 day period. If we do not regain compliance by March 14, 2010, the NASDAQ staff will provide written notice that our common stock is subject to delisting. Given the increased market volatility arising in part from economic turmoil resulting from the ongoing credit crisis, the challenging environment in the biofuels industry and our lack of liquidity, we may be unable to regain compliance with the closing bid price requirement by March 14, 2010. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Dividends

For the three months ended September 30, 2009 and 2008, we declared an aggregate of $807,000 in dividends on our preferred stock for each period. For the nine months ended September 30, 2009 and 2008, we declared an aggregate of $2,395,000 and $3,296,000, respectively, in dividends on our preferred stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

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

As of September 30, 2009, Kinergy was in default under its credit facility with Wachovia as it failed to meet its required EBITDA amount for the month ended August 31, 2009. In addition, we were required to obtain certain additional financing by May 31, 2009.  This additional financing was not obtained. As of September 30, 2009, the aggregate principal amount outstanding under the credit facility was approximately $2.5 million. In November 2009, Kinergy obtained an amendment from Wachovia which removed the financing requirement, waived the August 31, 2009 covenant violation and revised the EBITDA calculations for the remainder of 2009. Consequently, we believe that Kinergy is in compliance with the credit facility.

We are also in default under notes payable to related parties in the aggregate amount of $31.5 million. In February 2009, we entered into forbearance agreements with each of these related parties, which were amended in March 2009, under which the related parties agreed to forbear from exercising their rights until April 30, 2009. These forbearances have not been extended.

We accrued for dividend payments on our Series B Preferred Stock in the amount of $807,000, $798,000 and $790,000 which were due on September 30, 2009, June 30, 2009 and March 31, 2009, respectively. We have not yet paid such dividends and we are therefore in breach of our obligations in respect of our Series B Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Amendment No. 2 to Loan and Security Agreement, Consent and Waiver dated November 5, 2009 by and between Wachovia Capital Finance Corporation (Western), Kinergy Marketing LLC and Pacific Ethanol, Inc.

On November 5, 2009, Kinergy and Pacific Ethanol, Inc. entered into an Amendment No. 2 to Loan and Security Agreement, Consent and Waiver (the “Amendment”) dated November 5, 2009 with Wachovia Capital Finance Corporation (Western) (“Wachovia”). The Amendment relates to a $10.0 million credit facility for Kinergy under a Loan and Security Agreement dated July 28, 2008 by and among Kinergy, the parties thereto from time to time as the Lenders, Wachovia and Wachovia Bank, National Association, as amended by a Letter re: Amendment and Forbearance Agreement dated February 13, 2009, an  Amendment No. 1 to Letter re: Amendment and Forbearance Agreement dated as of February 26, 2009 and an Amendment No. 2 to Letter re: Amendment and Forbearance Agreement dated as of March 27, 2009 (collectively, the “Loan Agreement”).  Kinergy’s credit facility is described in more detail under the heading “Wachovia Loan Transaction” below.

Under the Amendment, Wachovia waived two existing events of default, specifically, the failure of Kinergy to attain certain EBITDA requirements for the four month period ended August 31, 2009 and our failure to secure certain additional financing.  The Amendment also included Wachovia’s consent to a one-time distribution to us by Kinergy of up to $971,000, provided that immediately prior to and immediately after giving effect to the distribution, no event of default exists under the credit facility.  In addition, the Amendment also amended the EBITDA calculation methodology to exclude certain one-time items, effectively reducing Kinergy’s EBITDA requirements for the remainder of 2009.  Kinergy is required to pay an amendment fee of $25,000 to Wachovia in addition to any other fees and expenses payable under the Loan Agreement. The Amendment also contains other customary representations, warranties, covenants and terms and conditions.

The description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.3 to this report and incorporated herein by reference.

Wachovia Loan Transaction

The Amendment relates to the following documents, each of which is described in the filings referenced below and such descriptions are incorporated herein by this reference:

Loan and Security Agreement dated July 28, 2008 by and among Kinergy Marketing LLC, the parties thereto from time to time as the Lenders, Wachovia Capital Finance Corporation (Western) and Wachovia Bank, National Association as described in our Current Report on Form 8-K for July 28, 2008 filed with the Securities and Exchange Commission on August 1, 2008.

Guarantee dated July 28, 2008 by Pacific Ethanol, Inc. in favor of Wachovia Capital Finance Corporation (Western) as described in our Current Report on Form 8-K for July 28, 2008 filed with the Securities and Exchange Commission on August 1, 2008.

Amendment and Forbearance Agreement dated February 13, 2009 by and among Pacific Ethanol, Inc., Kinergy Marketing LLC and Wachovia Capital Finance Corporation (Western) as described in our Current Report on Form 8-K for February 13, 2009 filed with the Securities and Exchange Commission on February 20, 2009.

Amendment No. 1 to Letter Re: Amendment and Forbearance Agreement dated February 26, 2009 by and among Pacific Ethanol, Inc., Kinergy Marketing LLC and Wachovia Capital Finance Corporation (Western) As described in our Current Report on Form 8-K for February 26, 2009 filed with the Securities and Exchange Commission on March 4, 2009.

Amendment No. 2 to Letter Re: Amendment and Forbearance Agreement dated March 27, 2009 by and among Wachovia Capital Finance Corporation (Western), Kinergy Marketing LLC and Pacific Ethanol Inc. As described in our Current Report on Form 8-K for March 27, 2009 filed with the Securities and Exchange Commission on April 2, 2009.

Amendment and Waiver Agreement dated May 17, 2009 by and between Wachovia Capital Finance Corporation (Western), Kinergy Marketing LLC and Pacific Ethanol, Inc. as described in our Current Report on Form 8-K for May 17, 2009 filed with the Securities and Exchange Commission on May 18, 2009.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

10.1
Credit Agreement dated as of February 27, 2007 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC and Pacific Ethanol Magic Valley, LLC, as borrowers, the lenders party thereto, WestLB AG, New York Branch, as administrative agent, lead arranger and sole book runner, WestLB AG, New York Branch, as collateral agent, Union Bank of California, N.A. as accounts bank, Mizuho Corporate Bank, Ltd., as lead arranger and co-syndication agent, CIT Capital Securities LLC, as lead arranger and co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank BA., “Rabobank Nederland”, New York Branch, and Banco Santander Central Hispano S.A., New York Branch (*)

10.2
Debtor-In-Possession Credit Agreement dated as of May 19, 2009 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Magic Valley, LLC, WestLB AG, Amarillo National Bank and the Lenders referred to therein (*)

10.3
Amendment No. 2 to Loan and Security Agreement, Consent and Waiver dated November 5, 2009 by and between Wachovia Capital Finance Corporation (Western), Kinergy Marketing LLC and Pacific Ethanol, Inc. (*)

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

PACIFIC ETHANOL, INC.

Dated: November 9, 2009	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

10.1
Credit Agreement dated as of February 27, 2007 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC and Pacific Ethanol Magic Valley, LLC, as borrowers, the lenders party thereto, WestLB AG, New York Branch, as administrative agent, lead arranger and sole book runner, WestLB AG, New York Branch, as collateral agent, Union Bank of California, N.A. as accounts bank, Mizuho Corporate Bank, Ltd., as lead arranger and co-syndication agent, CIT Capital Securities LLC, as lead arranger and co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank BA., “Rabobank Nederland”, New York Branch, and Banco Santander Central Hispano S.A., New York Branch

10.2
Debtor-In-Possession Credit Agreement dated as of May 19, 2009 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Magic Valley, LLC, WestLB AG, Amarillo National Bank and the Lenders referred to therein

10.3	Amendment No. 2 to Loan and Security Agreement, Consent and Waiver dated November 5, 2009 by and between Wachovia Capital Finance Corporation (Western), Kinergy Marketing LLC and Pacific Ethanol, Inc.

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002