Form 10-K
period 2009-12-31
Pacific Ethanol, Inc.
filed 2010-03-31
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $20.8 million as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 23, 2010 was 61,503,535.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference certain information from the registrant’s proxy statement (the “Proxy Statement”) for the 2010 Annual Meeting of Stockholders to be filed on or before April 30, 2010.

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

Important Developments

Background

Since our inception in 2005, we have conducted ethanol marketing operations through our subsidiary Kinergy Marketing, LLC, or Kinergy, through which we market and sell ethanol produced by third parties.  In 2006, we began constructing the first of our four wholly-owned ethanol production facilities and were continuously engaged in plant construction until our fourth wholly-owned facility was completed in 2008.  We funded and operate our four wholly-owned production facilities through a holding company and four other indirect subsidiaries.

In 2006, we completed our Madera, California facility and began producing ethanol and its co-products at the facility, and also acquired a 42% interest in a fully operational production facility in Windsor, Colorado.  In 2007, we entered into credit agreements to borrow up to $325.0 million to fund the construction of, or refinance indebtedness in respect of, up to five ethanol production facilities and provide working capital as each production facility became operational.  Later in 2007, the credit facility was reduced to $250.8 million for up to four ethanol production facilities.  A portion of this indebtedness was used to refinance outstanding indebtedness in respect of our Madera facility as well as other facilities under construction.  In 2007, we began production at our Columbia facility in Boardman, Oregon and in 2008, we began production at our Magic Valley facility in Burley, Idaho and another facility in Stockton, California.  See “—Production Facilities” below.

Our net sales increased significantly from $87.6 million in 2005 to $703.9 million in 2008 as our facilities began production in 2006, 2007 and 2008, with all of our facilities producing and selling ethanol in the last quarter of 2008.  During these periods, we also sold additional volume under our ethanol marketing arrangements with third party suppliers.  However, our net sales dropped considerably to $316.6 million in 2009 as we idled production at three of our four wholly-owned production facilities for most of 2009, as discussed further below.

Our average ethanol sales price peaked at $2.28 per gallon in 2006, stayed relatively stable for 2007 and 2008, but declined to $1.80 per gallon in 2009.  In 2007, our average price of corn, the primary raw material for our ethanol production, began increasing dramatically, ultimately rising by over 125% from $2.44 per bushel in 2006 to $5.52 per bushel in 2008.  As a result, our gross margins, which peaked at 11.0% in 2006, began declining in 2007, reaching negative 4.7% in 2008.  Our average price of corn declined to $3.98 per bushel in 2009, but lower ethanol prices and overhead and depreciation expenses with no corresponding sales from our idled facilities resulted in a gross margin of negative 7.0% in 2009.

From 2006 until the fourth quarter of 2008 when our fourth wholly-owned production facility was completed, we maintained a cost structure commensurate with our construction activities, including substantial project overhead and staffing.  Upon completion of our fourth wholly-owned production facility, we sought to alter our cost structure to one more suitable for an operating company.  However, beginning in 2008, we began experiencing significant financial constraints and adverse market conditions, and our working capital lines of credit for our production facilities were insufficient given substantially higher corn prices and other input costs in the production process.

In late 2008 and early 2009, we idled production at three of our four wholly-owned ethanol production facilities due to adverse market conditions and lack of adequate working capital.  Our financial constraints and adverse market conditions continued, resulting in an inability to meet our debt service requirements, and in May 2009, the holding company and each of our four plant subsidiaries, who were the obligors in respect of the aggregate $250.8 million indebtedness described above, filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code.  In March 2010, the holding company and our four plant subsidiaries filed a plan of reorganization, as discussed further below.

Both we and the ethanol industry experienced significant adverse conditions through most of 2009 as a result of elevated corn prices, reduced demand for transportation fuel and declining ethanol prices, resulting in prolonged negative operating margins.  In response to these adverse conditions, as well as severe working capital and liquidity constraints, we reduced production significantly and implemented many cost-saving initiatives. Market conditions improved in the last quarter of 2009 and in response, in January 2010, we resumed operations at our Magic Valley facility.  However, margins began deteriorating in late February 2010 and continued to deteriorate in March 2010.  If margins do not improve from current levels, we may be forced to curtail our production at one or more of our operating facilities.

We continue to assess market conditions and when appropriate, provided we have adequate available working capital, we plan to resume production at our idled facilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Chapter 11 Filings

On May 17, 2009, five of our indirect wholly-owned subsidiaries, collectively referred to as the Bankrupt Debtors, each commenced a case by filing voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in an effort to restructure their indebtedness. We refer to these filings as the Chapter 11 Filings.  The five subsidiaries include a holding company and four other indirect subsidiaries that hold our wholly-owned ethanol production facilities.

Neither Pacific Ethanol, Inc., referred to as the Parent company, nor any of its other direct or indirect subsidiaries, including Kinergy and Pacific Ag. Products, LLC, or PAP, have filed petitions for relief under the Bankruptcy Code.  We continue to manage the Bankrupt Debtors pursuant to asset management agreements and Kinergy and PAP continue to market and sell their ethanol and feed production under existing marketing agreements.

Subsequent to the Chapter 11 Filings, the Bankrupt Debtors obtained additional financing in the amount of up to $25.0 million to fund working capital and general corporate needs, including the administrative costs of the Chapter 11 Filings.  The term of this additional financing extends through June 2010, but may terminate earlier upon the occurrence of certain events, including an event of default or the consummation of a formal plan of reorganization.

On March 26, 2010, the Bankrupt Debtors filed a joint plan of reorganization with the Bankruptcy Court, which was structured in cooperation with certain of the Bankrupt Debtors’ secured lenders.  The proposed plan contemplates that ownership of the Bankrupt Debtors would be transferred to a new entity, which would be wholly owned by the Bankrupt Debtors’ secured lenders.  Under the proposed plan, the Bankrupt Debtors’ existing prepetition and postpetition secured indebtedness of approximately $293.5 million would be restructured to consist of approximately $48.0 million in three-year term loans, $67.0 million in eight-year “PIK” term loans, and a new three-year revolving credit facility of up to $35.0 million to fund working capital requirements (the revolver is initially capped at $15.0 million but may be increased to up to $35.0 million if more than two of the Bankrupt Debtors’ ethanol production facilities cease operations).

We are in continuing discussions with the secured lenders regarding our possible participation in the reorganization contemplated by the proposed plan, including the potential acquisition by us of an ownership interest in the new entity that would own the Bankrupt Debtors.

Under the proposed plan, we would continue to manage and operate the ethanol plants under the terms of an amended and restated asset management agreement and would continue to market all of the ethanol and wet distillers grains produced by the plants under the terms of amended and restated agreements with Kinergy and PAP.

Financial Condition

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2009, on a consolidated basis, we had an aggregate of $17.6 million in cash, cash equivalents and investments in marketable securities, which includes amounts that were held by the Bankrupt Debtors and other consolidated entities.  Of this amount, approximately $3.6 million was unrestricted and available to the Parent company for its operations and obligations.  Operations at two of our four wholly-owned ethanol production facilities remain suspended due to market conditions and in an effort to conserve capital.  We have also taken and expect to take additional steps to preserve capital and generate additional cash.

We are in default to Lyles United, LLC and Lyles Mechanical Co., collectively, Lyles, under promissory notes due in March 2009 in an aggregate remaining principal amount of approximately $21.5 million, plus accrued interest and fees.  We have announced agreements designed to satisfy this indebtedness.  These agreements are between a third party and Lyles under which Lyles may transfer its claims in respect of our indebtedness in $5.0 million tranches, which claims the third party may then settle in exchange for shares of our common stock.  Through the filing of this report, Lyles claims in respect of an aggregate of $10.0 million of our indebtedness have been settled through this process.  However, we may be unable to settle any further claims in respect of this indebtedness unless and until we receive stockholder approval of this arrangement as The NASDAQ Stock Market imposes on its listed companies certain limitations on the number of shares issuable in certain transactions.

In addition, a payable in the amount of $1.5 million from a judgment arising out of litigation against us in 2008 is due on June 30, 2010.  We may not have sufficient funds to make this payment.

We have entered into a commitment letter with Southern Counties Oil Co., a California corporation, or SC Fuels, in respect of a $5.0 million credit facility to fund our ongoing working capital requirements, including for the repayment of our obligations to Lyles.  SC Fuels is owned and controlled by Frank P. Greinke, who is one of our former directors, the owner of a customer and the trustee of the holder of a majority of our outstanding shares of Series B Preferred Stock.  The commitment letter contemplates a senior secured credit facility with a two year term.  Interest on borrowings under the credit facility is to accrue and would be payable quarterly in arrears at the per annum rate of LIBOR plus 4.00%. Upon any default, the credit facility indebtedness would become immediately convertible into a new series of our preferred stock having rights and preferences substantially the same as our Series B Preferred Stock, except that shares of the new series of preferred stock would not have economic anti-dilution protection and the conversion price would be 80% of the volume weighted-average price of our common stock over the 20 trading day period preceding conversion. The credit facility is to be secured by our ownership interest in Kinergy.  The commitment letter also contemplates other customary terms and conditions.  The consummation of the credit facility is subject to a number of significant contingencies, including satisfactory results of due diligence, the negotiation and preparation of definitive documentation and the repayment of our indebtedness to Lyles United prior to or with the first draw under the credit facility or progress satisfactory to SC Fuels in the repayment or restructuring of the indebtedness owing to Lyles United.  We cannot provide any assurance that we will be successful in closing the credit facility.

As a result of these circumstances, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs until either June 30, 2010, if we are unable to timely close the SC Fuels credit facility, or through December 31, 2010, if we are able to timely close the SC Fuels credit facility and either pay or further defer the $1.5 million owed to our judgment creditor on June 30, 2010.  These expectations concerning our available liquidity until June 30, 2010 or through December 31, 2010 presume that Lyles does not pursue any action against us due to our default on an aggregate of $21.5 million of remaining principal, plus accrued interest and fees, and that we maintain our current levels of borrowing availability under Kinergy’s line of credit.

Although we are actively pursuing a number of alternatives, including seeking a confirmed plan of reorganization with respect to the Chapter 11 Filings, seeking stockholder approval to continue our debt for equity exchange program in respect of the Lyles indebtedness and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful.

If we cannot confirm a plan of reorganization with respect to the Chapter 11 Filings, complete our debt for equity exchange program in respect of the Lyles indebtedness, restructure our debt and raise sufficient capital, in each case in a timely manner, we may need to seek further protection under the Bankruptcy Code, including at the Parent company level, which could occur prior to June 30, 2010.  In addition, we could be forced into bankruptcy or liquidation by our creditors, namely, our judgment creditor or Lyles, or be forced to substantially restructure or alter our business operations or obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

Business Overview

We are the leading marketer and producer of low carbon renewable fuels in the Western United States.

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

According to the United States Department of Energy, or DOE, total annual gasoline consumption in the United States is approximately 138 billion gallons. Total annual ethanol consumption represented less than 8% of this amount in 2009. We believe that the domestic ethanol industry has substantial potential for growth to initially reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol annually and thereafter up to 36 billion gallons of ethanol annually under the new national Renewable Fuel Standards, or RFS, by 2022. See “—Governmental Regulation.”

Our four ethanol facilities, which produce our ethanol and co-products, are as follows:

Facility Name	Facility Location	Estimated Annual Production Capacity (gallons)	Current Operating Status

Magic Valley	Burley, ID	60,000,000	Operating
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Idled
Mader	Madera, CA	40,000,000	Idled

In addition, we own a 42% interest in Front Range Energy, LLC, or Front Range, which owns a facility located in Windsor, Colorado, with annual production capacity of up to 50 million gallons. See “—Production Facilities.”

We intend to maintain our position as the leading marketer and producer of low carbon renewable fuels in the Western United States, in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol, by expanding our relationships with animal feed distributors and end users to build local markets for WDG, the primary co-product of our ethanol production, and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and transportation fuel. Further, we may seek to provide management services for third party ethanol production facilities and/or other ethanol production facilities in the Western United States.

Company History

We are a Delaware corporation formed in February 2005. In March 2005, we completed a transaction, or Share Exchange Transaction, with the shareholders of Pacific Ethanol, Inc., a California corporation, or PEI California, and the holders of the membership interests of each of Kinergy and ReEnergy, LLC, or ReEnergy. Upon completion of the Share Exchange Transaction, we acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the Share Exchange Transaction, our predecessor, Accessity Corp., a New York corporation, or Accessity, reincorporated in the State of Delaware under the name Pacific Ethanol, Inc.

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

Business Strategy

Our primary goal is to maintain and advance our position as the leading marketer and producer of low carbon renewable fuels in the Western United States. Due to our current capital and liquidity constraints, we view the key elements of our business and growth strategy to achieve this objective in short- and long-term perspectives, which include:

Short-Term Strategy

● Complete Restructuring of the Bankrupt Debtors. We plan to seek approval of the proposed joint plan of reorganization filed by the Bankrupt Debtors.  We are in continuing discussions with certain secured lenders regarding our possible participation in the reorganization contemplated by the proposed plan, including the potential acquisition by us of an ownership interest in the new entity that would own the Bankrupt Debtors.  Under the proposed plan, we would continue to manage and operate the ethanol plants under the terms of an amended and restated asset management agreement and would continue to market all of the ethanol and wet distillers grains produced by the plants under the terms of amended and restated agreements with Kinergy and PAP.

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

● Operation of ethanol production facilities. We provide day-to-day operational expertise to manage our ethanol production facilities under asset management agreements. These ethanol production facilities are currently operating under the supervision of the Bankrupt Debtors’ lenders and the Bankruptcy Court. We intend to continue operating our ethanol production facilities in either an owner-operator capacity or a manager capacity, depending on the manner in which the Bankrupt Debtors emerge from bankruptcy. Further, as idle third party facilities become operational, we may seek to expand our business by providing mangement services to those facilities.

● Focus on cost efficiencies. We operate our ethanol production facilities in markets where we believe local characteristics create an opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities. We believe a combination of factors will enable us to achieve this cost advantage, including:

o
Locations near fuel blending facilities will enable lower ethanol transportation costs and allow timing and logistical advantages over competing locations which require ethanol to be shipped over much longer distances.

o	Locations adjacent to major rail lines will enable the efficient delivery of corn in large unit trains from major corn-producing regions.

o	Locations near large concentrations of dairy and/or beef cattle will enable delivery of WDG over short distances without the need for costly drying processes.

In addition to these location-related efficiencies, we have incorporated advanced design elements into our new production facilities to take advantage of state-of-the-art technical and operational efficiencies.

Long-Term Strategy

● Explore new technologies and renewable fuels. We are evaluating a number of technologies that may increase the efficiency of our ethanol production facilities and reduce our use of carbon-based fuels. In addition, we are exploring the feasibility of using different and potentially abundant and cost-effective feedstocks, such as cellulosic plant biomass, to supplement corn as the basic raw material used in the production of ethanol. As capital resources become available, we intend to continue pursuing these opportunities, including continuing our efforts to build a cellulosic ethanol demonstration facility in the Northwest United States at our Columbia site. On January 29, 2008, the DOE awarded us $24.3 million in matching funds to assist in this project.

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

● Our operational expertise. We have managed our ethanol production facilities since our first facility began operations in 2006. We believe that we have obtained certain operational expertise and know-how that can be used to continue operating our existing facilities in either an owner-operator or a manager capacity and provide operational services to third party facilities.

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

● Our California production. With the recent California enacted Low Carbon Fuels Standard for transportation fuels, carbon emission standards placed on ethanol produced in California are higher than those, if any, in other states. As a result, the ethanol we produce and market originating from California provides added benefits to our customers in meeting their own emission requirements.

● Our modern technologies. Our existing production facilities use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies in order to achieve lower operating costs and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels.

● Our experienced management. Neil M. Koehler, our President and Chief Executive Officer, has over 20 years of experience in the ethanol production, sales and marketing industry. Mr. Koehler is a Director of the California Renewable Fuels Partnership, a Director of the Renewable Fuels Association, or RFA, and is a frequent speaker on the issue of renewable fuels and ethanol marketing and production. In addition to Mr. Koehler, we have seasoned managers with many years of experience in the ethanol, fuel and energy industries, leading our various departments. We believe that the experience of our management over the past two decades and our ethanol marketing operations have enabled us to establish valuable relationships in the ethanol industry and understand the business of marketing and producing ethanol and its co-products.

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

● Renewable fuels. Ethanol is blended with gasoline in order to enable gasoline refiners to comply with a variety of governmental programs, in particular, the national RFS which was enacted to promote alternatives to fossil fuels. See “—Governmental Regulation.”

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

In addition, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The national RFS significantly increases the mandated use of renewable fuels to 12.95 billion gallons in 2010 and 13.95 billion gallons in 2011, and rises incrementally and peaks at 36.0 billion gallons by 2022. We believe that these increases will bolster demand for ethanol.

Effective January 1, 2010, the State of California implemented a Low Carbon Fuels Standard for transportation fuels. The California Governor’s office estimates that the standard will have the effect of increasing current renewable fuels use in California by three to five times by 2020. The State of Oregon implemented a state-wide renewable fuels standard effective January 2008. This standard requires a 10% ethanol blend in every gallon of gasoline and is expected to cause the use of approximately 160 million gallons of ethanol per year in Oregon.

According to the RFA, the domestic ethanol industry produced approximately 10.8 billion gallons of ethanol in 2009, an increase of approximately 20% from the approximately 9.0 billion gallons of ethanol produced in 2008. We believe that the ethanol market in California alone represented approximately 10% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol is not shipped in these pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks.

We believe that approximately 90% of the ethanol produced in the United States is made in the Midwest from corn. According to the DOE, ethanol is typically blended at 5.7% to 10% by volume, but is also blended at up to 85% by volume for vehicles designed to operate on 85% ethanol. The Environmental Protection Agency, or EPA, is currently considering an increase in the allowable blend of ethanol in gasoline from 10% to up to 15%. The EPA has indicated it may decide on the proposal in mid-2010. Compared to gasoline, ethanol is generally considered to be cleaner burning and contains higher octane. We anticipate that the increasing demand for transportation fuels coupled with limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions through the use of renewable fuels will generate additional growth in the demand for ethanol in the Western United States.

Ethanol prices, net of tax incentives offered by the federal government, are generally positively correlated to fluctuations in gasoline prices. In addition, we believe that ethanol prices in the Western United States are typically $0.15 to $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities.

According to the DOE, total annual gasoline consumption in the United States is approximately 138 billion gallons and total annual ethanol consumption represented less than 8% of this amount in 2009. We believe that the domestic ethanol industry has substantial potential for growth to initially reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol annually and thereafter up to 36 billion gallons of ethanol annually required under the national RFS by 2022.

While we believe that the overall national market for ethanol will grow, we believe that the market for ethanol in certain geographic areas such as California could experience either increases or decreases in demand depending on, among other factors, the preferences of petroleum refiners and state policies. See “Risk Factors.”

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

Overview of Distillers Grains Market

Most distillers grains are produced in the Midwest, where producers dry the grains before shipping. Successful and profitable delivery of DDGS from the Midwest to markets in the Western United States faces a number of challenges, including longer distance and time in route as it travels, which may reduce the quality of the DDGS, higher handling and transportation costs and energy and related costs to dry the DDGS prior to shipping. By not drying the distillers grains and by shipping WDG locally, we believe that we will be able to better preserve the feed value of this product, as the WDG retains a higher percentage of nutrients than DDGS.

Historically, the market price for distillers grains has generally tracked the value of corn. We believe that the market price of DDGS is determined by a number of factors, including the market value of corn, soybean meal and other competitive ingredients, the performance or value of DDGS in a particular feed formulation and general market forces of supply and demand. The market price of distillers grains is also often influenced by nutritional models that calculate the feed value of distillers grains by nutritional content, as well as reliability of consistent supply.

Customers

We produce and also purchase from third-parties and resell ethanol to various customers in the Western United States. We also arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers. Our revenue is obtained primarily from sales of ethanol to large oil companies.

During 2009 and 2008, we produced or purchased from third parties and resold an aggregate of approximately 173 million and 268 million gallons of fuel-grade ethanol to approximately 60 and 66 customers, respectively. Sales to our two largest customers in 2009 and 2008 represented approximately 32% of our net sales for each of those years. These customers who accounted for 10% or more of our net sales in 2009 and 2008 were Chevron Products USA and Valero Marketing. Sales to each of our other customers represented less than 10% of our net sales in each of 2009 and 2008.

Most of the major metropolitan areas in the Western United States have fuel terminals served by rail, but other major metropolitan areas and more remote smaller cities and rural areas do not. We believe that we have a competitive advantage due to our experience in marketing to the segment of customers in major metropolitan and rural markets in the Western United States. We manage the complicated logistics of shipping ethanol purchased from third-parties from the Midwest by rail to intermediate storage locations throughout the Western United States and trucking the ethanol from these storage locations to blending racks where the ethanol is blended with gasoline. We believe that by establishing an efficient service for truck deliveries to these more remote locations, we have differentiated ourselves from our competitors. In addition, by producing ethanol in the Western United States, we believe that we will benefit from our ability to increase spot sales of ethanol from this additional supply following ethanol price spikes caused from time to time by rail delays in delivering ethanol from the Midwest to the Western United States. In addition to producing ethanol, we produce ethanol co-products such as WDG. We endeavor to position WDG as the protein feed of choice for cattle based on its nutritional composition, consistency of quality and delivery, ease of handling and its mixing ability with other feed ingredients. We are one of the few WDG producers with production facilities located in the Western United States and we primarily sell our WDG to dairy farmers in close proximity to our ethanol production facilities.

Suppliers

Our marketing operations are dependent upon various third-party producers of fuel-grade ethanol. In addition, we provide ethanol transportation, storage and delivery services through third-party service providers with whom we have contracted to receive ethanol at agreed upon locations from our suppliers and to store and/or deliver the ethanol to agreed upon locations on behalf of our customers. These contracts generally run from year-to-year, subject to termination by either party upon advance written notice before the end of the then-current annual term.

During 2009 and 2008, we purchased fuel-grade ethanol and corn, the largest component in producing ethanol, from our suppliers. Purchases from our three largest suppliers in 2009 represented approximately 45% of our total ethanol and corn purchases. Purchases from our two largest suppliers in 2008 represented approximately 49% of our total ethanol and corn purchases. Purchases from each of our other suppliers represented less than 10% of total ethanol and corn purchases in each of 2009 and 2008.

Our ethanol production operations are dependent upon various raw materials suppliers, including suppliers of corn, natural gas, electricity and water. The cost of corn is the most important variable cost associated with the production of ethanol. An ethanol facility must be able to efficiently ship corn from the Midwest via rail and cheaply and reliably truck ethanol to local markets. We believe that our existing grain receiving facilities at our ethanol facilities are some of the most efficient grain receiving facilities in the United States. We source corn using standard contracts, such as spot purchase, forward purchase and basis contracts. When we have the resources to do so, we seek to limit our exposure to raw material price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and other raw materials futures contracts. In addition, to help protect against supply disruptions, we may maintain inventories of corn at each of our facilities.

Production Facilities

The table below provides an overview of our ethanol production facilities.

	Madera Facility	Front Range Facility(1)	Columbia Facility	Magic Valley Facility	Stockton Facility
Location	Madera, CA	Windsor, CO	Boardman, OR	Burley, ID	Stockton, CA
Quarter/Year operations began	4th Qtr., 2006	2nd Qtr., 2006	3rd Qtr., 2007	2nd Qtr., 2008	3rd Qtr., 2008
Operating status	Idled	Operating	Operating	Operating	Idled
Annual design basis ethanol production capacity (in millions of gallons)	35	40	35	50	50
Approximate maximum annual ethanol production capacity (in millions of gallons)	40	50	40	60	60
Ownership	100%	42%	100%	100%	100%
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas	Natural Gas
Estimated annual WDG production capacity (in thousands of tons)	293	335	293	418	418
____________________
(1)	We own 42% of Front Range, the entity that owns the facility located in Windsor, Colorado.

Commodity Risk Management

We may seek to employ one or more risk mitigation techniques when sufficient working capital is available. We may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price contracts with our suppliers, as well as entering into derivative instruments to fix or establish a range of corn and natural gas prices. To mitigate ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks associated with index-price contracts by selling exchange-traded unleaded gasoline futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins.

Site Location Criteria

Our site location criteria encompass many factors, including proximity of fuel blending facilities and major rail lines, good road access, water and utility availability and adequate space for equipment and truck movement. One of our long-term business and growth strategies is to develop or acquire ethanol production facilities in markets where local characteristics create the opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities. Therefore, it is critical that our production sites are located near fuel blending facilities in the Western United States because many of our competitors ship ethanol over long distances from the Midwest. Also, close proximity to major rail lines to receive corn shipments from Midwest producers is critical.

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

Competition

We operate in the highly competitive ethanol marketing and production industry. The largest ethanol producer in the United States is ADM, with wet and dry mill plants in the Midwest and a total production capacity of about 1.5 billion gallons per year, or approximately 14% of total United States ethanol production in 2009. In addition Valero Energy Corporation, after acquiring 10 ethanol facilities in 2009, has a total production capacity of about 1.1 billion gallons per year. Overall, we believe there are approximately 208 ethanol facilities with installed capacity of approximately 13.2 billion gallons with about 2.8 billion gallons, or 21%, of that capacity idled. If margins improve, we expect more facilities to resume operations.

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

In the second half of 2008 and through 2009 and into the first quarter of 2010, we and our competitors reduced production and/or experienced significant working capital deficits. The Bankrupt Debtors and some of our competitors have filed for protection under the United States Bankruptcy Code. As a result, our competition may change in the near term by either further declining production or entrance by others in the marketplace, for example, through purchases of facilities through liquidation. These competitors may even be some of our current customers.

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

Reformulated Gasoline Program

The Clean Air Act Amendments of 1990 established special standards effective January 1, 1995 for the most polluted ozone non-attainment areas: Los Angeles Area, Baltimore, Chicago Area, Houston Area, Milwaukee Area, New York City Area, Hartford, Philadelphia Area and San Diego, with provisions to add other areas in the future if conditions warrant. California’s San Joaquin Valley, the location of both our Madera and Stockton facilities, was added in 2002. At the outset of the RFG program there were a total of 96 MSAs not in compliance with clean air standards for ozone, which represents approximately 60% of the national market.

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

National Energy Legislation

In addition, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The national RFS significantly increases the mandated use of renewable fuels to 12.95 billion gallons in 2010 and 13.95 billion gallons in 2011, and rises incrementally and peaks at 36.0 billion gallons by 2022.

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

Employees

As of March 26, 2010, we had approximately 150 full-time employees. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees who are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 1A.	Risk Factors.

Risks Related to our Business

There continues to be substantial doubt as to our ability to continue as a going concern. If we are unable to restructure our indebtedness and raise additional capital in a timely manner, we may need to seek further protection under the U.S. Bankruptcy Code at the parent-company level.

As a result of ethanol industry conditions that have negatively affected our business and ongoing financial difficulties, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs until either June 30, 2010, if we are unable to timely close a prospective $5.0 million credit facility, or through December 31, 2010, if we are able to timely close the credit facility and either pay or further defer a $1.5 million payable owed to a judgment creditor on June 30, 2010.  These expectations concerning our available liquidity until June 30, 2010 or through December 31, 2010 presume that Lyles does not pursue any action against us due to our default on an aggregate of $21.5 million of remaining principal, plus accrued interest and fees, and that we maintain our current levels of borrowing availability under Kinergy’s line of credit.  Accordingly, there continues to be substantial doubt as to our ability to continue as a going concern.  We are seeking a confirmed plan of reorganization in connection with the Chapter 11 Filings and seeking to raise additional debt or equity financing, or both, but there can be no assurance that we will be successful.  If we cannot confirm a plan of reorganization in connection with the Chapter 11 Filings and raise sufficient capital in a timely manner, we may need to seek further protection under the U.S. Bankruptcy Code, including at the Parent company level.  As a result, our 2009 financial statements include an explanatory paragraph by our independent registered public accounting firm expressing substantial doubt as to our ability to continue as a going concern.

Our ethanol production facility subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and are subject to the risks and uncertainties associated with the bankruptcy cases.

For the duration of our facility subsidiaries’ bankruptcy cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

●	our ability to operate our facility subsidiaries within the restrictions and the limitations of any debtor-in-possession financing;

●	our subsidiaries’ ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

●	our subsidiaries’ ability to obtain and maintain normal payment and other terms with customers, vendors and service providers; and

●	our subsidiaries’ ability to maintain contracts that are critical to their operations.

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

If we seek protection under the U.S. Bankruptcy Code at the Parent company level, all of our outstanding shares of capital stock could be cancelled and holders of our capital stock may not be entitled to any payment in respect of their shares.

If we seek protection under the U.S. Bankruptcy Code at the Parent company level, it is possible that all of our outstanding shares of capital stock could be cancelled and holders of capital stock may not be entitled to any payment in respect of their shares. It is also possible that our obligations to our creditors may be satisfied by the issuance of shares of capital stock in satisfaction of their claims. The value of any capital stock so issued may be less than the face value of our obligations to those creditors, and the price of any such capital stock may be volatile. In addition, in the event of a bankruptcy filing at the Parent company level, our common stock will be suspended from trading on and delisted from NASDAQ. Accordingly, trading in our common stock may be limited, and our stockholders may not be able to resell their securities for their purchase price or at all.

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

We have incurred significant losses and negative operating cash flow in the past. For the years ended December 31, 2009 and 2008, we incurred net losses of approximately $308.7 million and $199.2 million, respectively. For the years ended December 31, 2009 and 2008, we incurred negative operating cash flow of approximately $6.3 million and $55.2 million, respectively. We will likely incur significant losses and negative operating cash flow in the foreseeable future. We expect to rely on cash on hand, cash, if any, generated from our operations and cash, if any, generated from our future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow will hamper our operations and impede us from expanding our business. Continued losses and negative operating cash flow are also likely to make our capital raising needs more acute while limiting our ability to raise additional financing on favorable terms.

We recognized impairment charges in 2009 and 2008 and could recognize additional impairment charges in the future.

For the years ended December 31, 2009 and 2008, we recognized asset and goodwill impairment charges in the aggregate amounts of $252.4 million and $127.9 million, respectively. We performed our forecast of expected future cash flows of our facilities over their estimated useful lives. Such forecasts of expected future cash flows are heavily dependent upon management’s estimates and probability analysis of various scenarios that may arise from the restructuring of our Bankrupt Debtors, market prices for ethanol, our primary product, and corn, our primary production input. Both ethanol and corn costs have fluctuated significantly in the past year, therefore these estimates are highly subjective and are management’s best estimates at this time. These estimates may change significantly in the future.

If we are unable to attract and retain key personnel, our ability to operate effectively may be impaired.

Our ability to operate our business and implement strategies depends, in part, on the efforts of our executive officers and other key employees.  We have made certain reductions in staffing which may have had the effect of creating an uncertain employment environment, which may lead key employees to seek alternative employment. In addition, our acute financial distress may cause key employees to seek alternative employment. Our future success will depend on, among other factors, our ability to attract and retain our current key personnel and qualified future key personnel, particularly executive management.  Failure to attract or retain qualified key personnel could have a material adverse effect on our business and results of operations.

Even if we are able to restructure our indebtedness and raise additional capital in the very near term, various factors could result in inadequate working capital to fully fund our operations.

If ethanol production margins deteriorate from current levels, if our capital requirements or cash flows otherwise vary materially and adversely from our current projections, or if other adverse unforeseen circumstances occur, our working capital may be inadequate to fully fund our operations even if we are able to restructure our indebtedness and raise additional capital in the very near term, which may have a material adverse effect on our results of operations, liquidity and cash flows and may restrict our growth and hinder our ability to compete.

The volatility in the financial and commodities markets and sustained weakening of the economy could further significantly impact our business and financial condition and may limit our ability to raise additional capital.

As widely reported, financial markets in the United States and the rest of the world have experienced extreme disruption, including, among other things, extreme volatility in securities and commodities prices, as well as severely diminished liquidity and credit availability. As a result, we believe that our ability to access capital markets and raise funds required for our operations is severely restricted at a time when we need to do so, which continues to have a material adverse effect on our ability to meet our current and future funding requirements and on our ability to react to changing economic and business conditions. Significant declines in the price of crude oil have resulted in reduced demand for our products. We are not able to predict the duration or severity of any current or future disruption in financial markets, fluctuations in the price of crude oil or other adverse economic conditions in the United States. However, if economic conditions worsen, it is likely that these factors would have a further adverse effect on our results of operations and future prospects.

Increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. Domestic ethanol production capacity has increased steadily from an annualized rate of 1.5 billion gallons per year in January 1999 to 10.8 billion gallons in 2009 according to the RFA. See “Business—Governmental Regulation.” However, increases in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past, and could occur in the future, as a result of increased gasoline or oil prices. Increased ethanol production could also have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products generated from ethanol production, such as WDG. Those increased supplies could lead to lower prices for those co-products. Also, increased ethanol production could result in increased demand for corn. Increased demand for corn could cause higher corn prices, resulting in higher ethanol production costs and lower profit margins. Accordingly, increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

The raw materials and energy necessary to produce ethanol may be unavailable or may increase in price, adversely affecting our business, results of operations and financial condition.

The principal raw material we use to produce ethanol and its co-products is corn. Changes in the price of corn can significantly affect our business. In general, and as we experienced in 2008, rising or elevated corn prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true since market conditions generally do not allow us to pass along increased corn prices to our customers because the price of ethanol is primarily determined by other factors, such as the supply of ethanol and the price of oil and gasoline. At certain levels, corn prices may even make ethanol production uneconomical depending on the prevailing price of ethanol.

The price of corn is influenced by general economic, market and regulatory factors. These factors include weather conditions, crop conditions and yields, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. The significance and relative impact of these factors on the price of corn is difficult to predict. Any event that tends to negatively impact the supply of corn will tend to increase prices and potentially harm our business. Although average corn prices, as measured by the Chicago Board of Trade, decreased 29% in 2009 as compared to 2008, average corn prices remained elevated in 2009 as compared to 2007 and prior years. The United States Department of Agriculture’s February 2010 World Agriculture Supply and Demand Estimates projected that corn bought by ethanol plants in the U.S. will represent approximately 33% of the 2009/2010 crop year’s total corn supply, up from 30% in the prior crop year. Additional increases in ethanol production could further boost demand for corn and result in further increases in corn prices.

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

In an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, we may enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn or natural gas requirements on a forward basis. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. We may also engage in hedging transactions involving interest rate swaps related to our debt financing activities, the financial statement impact of which is dependent upon, among other things, fluctuations in prevailing interest rates. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position for a physical commodity is often settled in the same time frame as the physical commodity is either purchased or sold. Certain hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. We may also vary the amount of hedging or other risk mitigation strategies we undertake, and from time to time we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial position may be adversely affected by fluctuations in the price of corn, natural gas, ethanol, unleaded gasoline and prevailing interest rates.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, our average sales price of ethanol decreased by 20% in 2009, and increased by 5% in 2008 from the prior year’s average sales price per gallon. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

Moreover, our facilities may not operate as planned or expected. All of our facilities are designed to operate at or above a certain production capacity. The operation of our facilities is and will be, however, subject to various uncertainties. As a result, our facilities may not produce ethanol and its co-products at the levels we expect. In the event any of our facilities do not run at their expected capacity levels, our business, results of operations and financial condition may be materially and adversely affected.

Our business is affected by the regulation of greenhouse gases and climate change. New climate change regulations could impede our ability to successfully operate our business.

Our ethanol production facilities emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations. We believe these final regulations grandfather our facilities at their current operating capacity. Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. We may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future laws or regulations. Compliance with future laws or regulations relating to emission of carbon dioxide could be costly and may require additional working capital, which may not be available, preventing us from operating our plants as originally designed, which may have a material adverse impact on our operations, cash flows and financial position.

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

Shortly after passage of the Energy Independence and Security Act of 2007, which increased the minimum mandated required usage of ethanol, a Congressional sub-committee held hearings on the potential impact of the national RFS on commodity prices. While no action was taken by the sub-committee towards repeal of the national RFS, any attempt by Congress to re-visit, repeal or grant waivers of the national RFS could adversely affect demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

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

The majority of our sales are generated from a small number of customers. During each of 2009 and 2008, sales to our two largest customers, each of whom accounted for 10% or more of total net sales, represented an aggregate of approximately 32% of our total net sales for those years. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

Front Range operates an ethanol production facility located in Windsor, Colorado. We own approximately 42% of Front Range, which represents a minority interest in that entity. The manager and majority member of Front Range owns approximately 54% of that entity and has control of that entity’s business decisions, including decisions related to day-to-day operations. The manager and majority member of Front Range has the right to set the manager’s compensation, determine cash distributions, decide whether or not to expand the ethanol production facility and make most other business decisions on behalf of that entity. We are therefore largely dependent upon the business judgment and conduct of the manager and majority member of Front Range. As a result, our interests may not be as well served as if we were in control of Front Range. Accordingly, the contribution by Front Range to our results of operations and our business prospects related to that entity may be adversely affected by our lack of control over that entity.

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

NASDAQ’s quantitative listing standards require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. On September 15, 2009, NASDAQ notified us that we had failed to satisfy this threshold for 30 consecutive trading days, and as a result, our common stock may be involuntarily delisted from trading on NASDAQ once the applicable grace period expired. Our stock price subsequently exceeded the $1.00 per share minimum for ten consecutive trading days and we received a notice from NASDAQ of regained compliance with this listing requirement. Our common stock may again fall below the $1.00 minimum closing bid price in the future. A notification of delisting or delisting of our common stock could reduce the liquidity of our common stock and inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

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

●	our ability to continue as a going concern;
●
our ability to operate our subsidiaries pursuant to the terms and conditions of our DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the Chapter 11 Filings;

●	our ability to obtain Court approval with respect to motions in the chapter 11 proceedings prosecuted by us from time to time;
●	our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Filings;
●	our ability to obtain and maintain normal terms with vendors and service providers;
●	our ability to maintain contracts that are critical to our operations;
●	fluctuations in the market price of ethanol and its co-products;
●	the volume and timing of the receipt of orders for ethanol from major customers;
●	competitive pricing pressures;
●	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;

●	the introduction and announcement of one or more new alternatives to ethanol by our competitors;
●	changes in market valuations of similar companies;
●	stock market price and volume fluctuations generally;
●	our stock’s relative small public float;
●	regulatory developments or increased enforcement;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel;
●	our inability to obtain financing; and
●	future sales of our common stock or other securities.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of high stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business.

Any of the risks described above could have a material adverse effect on our sales and profitability and the price of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters, located in Sacramento, California, consists of a 10,000 square foot office under a lease expiring in 2013. Our ethanol production facilities are located in Madera, California, at which a 137 acre facility is located; Boardman, Oregon, at which a 25 acre facility is located; Burley, Idaho, at which a 160 acre facility is located; Stockton, California, at which a 30 acre facility is located; and Windsor, Colorado, at which a 40 acre facility is located. We own our properties in Madera, California and Burley, Idaho. We lease our properties in Boardman, Oregon and Stockton, California under leases expiring in 2026 and 2022, respectively. We are a minority owner of the entity that owns the Windsor, Colorado facility. See “Business—Production Facilities.”

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

In re Pacific Ethanol Holding Co. LLC, et al.

On May 17, 2009, Pacific Ethanol Holding Co. LLC, an indirect subsidiary of Pacific Ethanol, Inc., and four of Pacific Ethanol Holding Co. LLC’s direct subsidiaries, namely, Pacific Ethanol Stockton LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Madera LLC, and Pacific Ethanol Magic Valley, LLC (collectively, the “Bankrupt Debtors”), each commenced a case by filing a petition for chapter 11 relief in the Bankruptcy Court for the District of Delaware. The Bankrupt Debtors continue to operate their businesses and manage their properties as debtors and debtors-in-possession.

On June 3, 2009, the Bankruptcy Court for the District of Delaware approved the Bankrupt Debtors’ postpetition financing facility provided by WestLB, AG, New York Branch and the banks and financial institutions that are from time to time lender parties to the Amended and Restated Debtor-in-Possession Credit Agreement dated June 3, 2009 (as amended, the “Postpetition Credit Agreement”). This postpetition credit facility is intended to fund the Bankrupt Debtors’ working capital and general corporate needs in the ordinary course of business and allow them to pay such other amounts as required or permitted to be paid pursuant to the terms of the Postpetition Credit Agreement.

On March 26, 2010, the Bankrupt Debtors filed a joint plan of reorganization with the Bankruptcy Court, which was structured in cooperation with certain of the Bankrupt Debtors’ secured lenders.  The proposed plan contemplates that ownership of the Bankrupt Debtors would be transferred to a new entity, which would be wholly owned by the Bankrupt Debtors’ secured lenders.  Under the proposed plan, the Bankrupt Debtors’ existing prepetition and postpetition secured indebtedness of approximately $293.5 million would be restructured to consist of approximately $48.0 million in three-year term loans, $67.0 million in eight-year “PIK” term loans, and a new three-year revolving credit facility of up to $35.0 million to fund working capital requirements (the revolver is initially capped at $15.0 million but may be increased to up to $35.0 million if more than two of the Bankrupt Debtors’ ethanol production facilities cease operations).

We are in continuing discussions with the secured lenders regarding our possible participation in the reorganization contemplated by the proposed plan, including the potential acquisition by us of an ownership interest in the new entity that would own the Bankrupt Debtors.

Under the proposed plan, we would continue to manage and operate the ethanol plants under the terms of an amended and restated asset management agreement and would continue to market all of the ethanol and wet distillers grains produced by the plants under the terms of amended and restated agreements with Kinergy and PAP.

Delta-T Corporation

On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “First Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with its subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC and Pacific Ethanol Madera, LLC. The suit alleged breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations. The complaint seeks specified contract damages of approximately $6.5 million, along with other unspecified damages. All of the defendants moved to dismiss the Virginia Federal Court case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moved to stay the Virginia Federal Court Case pending arbitration. In January 2009, these motions were granted by the Court, compelling the case to arbitration with the American Arbitration Association (“AAA”). By letter dated June 10, 2009, the AAA notified the parties to the arbitration that the matter was automatically stayed as a result of the Chapter 11 Filings.

On March 18, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by OneSource Distributors, LLC against Delta-T Corporation. On March 31, 2009, Delta-T Corporation and Bateman Litwin N.V, a foreign corporation, filed a third-party complaint in the United States District Court for the District of Minnesota naming Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC as defendants. The third-party complaint arises out of a suit by Campbell-Sevey, Inc. against Delta-T Corporation. On April 6, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by GEA Westfalia Separator, Inc. against Delta-T Corporation. Each of these actions allegedly relate to the aforementioned Engineering, Procurement and Technology License Agreements and Delta-T Corporation’s performance of services thereunder. The third-party suit and the cross-complaints assert many of the factual allegations in the Virginia Federal Court case and seek unspecified damages.

On June 19, 2009, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “Second Virginia Federal Court case”), naming Pacific Ethanol, Inc. as the sole defendant. The suit alleges breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement, and breaches of indemnity obligations. The complaint seeks specified contract damages of approximately $6.5 million, along with other unspecified damages.

In connection with the Chapter 11 Filings, the Bankrupt Debtors moved the United States Bankruptcy Court for the District of Delaware to enter a preliminary injunction in favor of the Bankrupt Debtors and Pacific Ethanol, Inc. staying and enjoining all of the aforementioned litigation and arbitration proceedings commenced by Delta-T Corporation. On August 6, 2009, the Delaware court ordered that the litigation and arbitration proceedings commenced by Delta-T Corporation be stayed and enjoined until September 21, 2009 or further order of the court, and that the Bankrupt Debtors, Pacific Ethanol, Inc. and Delta-T Corporation complete mediation by September 20, 2009 for purposes of settling all disputes between the parties. Following mediation, the parties reached an agreement pursuant to which a stipulated order was entered in the bankruptcy court on September 21, 2009, providing for a complete mutual release and settlement of any and all claims between Delta-T Corporation and the Bankrupt Debtors, a complete reservation of rights as between Pacific Ethanol, Inc. and Delta-T Corporation, and a stay of all proceedings by Delta-T Corporation against Pacific Ethanol, Inc. until December 31, 2009.

On March 1, 2010, Delta-T Corporation resumed active litigation of the Second Virginia Federal Court case by filing a motion for entry of a default judgment. Also on March 1, 2010, Pacific Ethanol, Inc. filed a motion for extension of time for its first appearance in the Second Virginia Federal Court case and also filed a motion to dismiss Delta-T Corporation's complaint based on the mandatory arbitration clause in the parties' contracts, and alternatively to stay proceedings during the pendency of arbitration. These motions are scheduled for hearing on March 31, 2010. We intend to continue to vigorously defend against Delta-T Corporation’s claims.

Barry Spiegel – State Court Action

On December 22, 2005, Barry J. Spiegel, a former shareholder and director of Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512) (the “State Court Action”) against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell (collectively, the “Individual Defendants”). Messrs. Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol. Mr. Siegel is a former director and former executive officer of Accessity and Pacific Ethanol.

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

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint included Pacific Ethanol as a defendant. On March 30, 2007, Pacific Ethanol filed a motion to dismiss the amended complaint. Before the Court could decide that motion, on June 4, 2007, Mr. Spiegel amended his complaint, which purports to state two counts: (a) breach of fiduciary duty, and (b) fraudulent inducement. The first count is alleged against the Individual Defendants and the second count is alleged against the Individual Defendants and Pacific Ethanol. The amended complaint was, however, voluntarily dismissed on August 27, 2007, by Mr. Spiegel as to Pacific Ethanol.

Mr. Spiegel sought and obtained leave to file another amended complaint on June 25, 2009, which renewed his case against Pacific Ethanol, and named three additional individual defendants, and asserted the following three counts: (x) breach of fiduciary duty, (y) fraudulent inducement, and (z) aiding and abetting breach of fiduciary duty. The first two counts are alleged solely against the Individual Defendants. With respect to the third count, Mr. Spiegel has named Pacific Ethanol California, Inc. (formerly known as Pacific Ethanol, Inc.), as well as William L. Jones, Neil M. Koehler and Ryan W. Turner. Messrs. Jones and Turner are directors of Pacific Ethanol. Mr. Turner is a former officer of Pacific Ethanol. Mr. Koehler is a director and officer of Pacific Ethanol. Pacific Ethanol and the Individual Defendants filed a motion to dismiss the count against them, and the court granted the motion. Plaintiff then filed another amended complaint, and Defendants once again moved to dismiss. The motion was heard on February 17, 2010, and the Court, on March 22, 2010, denied the motion requiring Pacific Ethanol and Messrs. Jones, Koehler and Turner to answer the Complaint and respond to certain discovery requests.

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

Item 4.	(Removed and Reserved).

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the NASDAQ Global Market (formerly, the NASDAQ National Market) under the symbol “PEIX” since October 10, 2005. The table below shows, for each fiscal quarter indicated, the high and low closing prices for shares of our common stock. This information has been obtained from The NASDAQ Stock Market. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Price Range
	High	Low

Year Ended December 31, 2009:
First Quarter (January 1 – March 31)	$0.63	$0.22
Second Quarter (April 1 – June 30)	$0.72	$0.28
Third Quarter (July 1 – September 30)	$0.63	$0.30
Fourth Quarter (October 1 – December 31)	$0.95	$0.35

Year Ended December 31, 2008:
First Quarter	$8.85	$4.25
Second Quarter	$5.65	$1.81
Third Quarter	$2.37	$1.37
Fourth Quarter	$1.41	$0.36

Security Holders

As of March 23, 2010, we had 61,503,535 shares of common stock outstanding and held of record by approximately 500 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 23, 2010, the closing sale price of our common stock on the NASDAQ Global Market was $2.04 per share.

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of certain financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. In addition, the holders of our outstanding preferred stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the year ended December 31, 2009 or thereafter through the filing of this report. Accumulated and unpaid dividends in respect of our preferred stock must be paid prior to the payment of any dividends to our common stockholders.

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

In connection with satisfying our withholding requirements, in October 2009, we withheld an aggregate of 7,757 shares of our common stock and remitted a cash payment to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees the 7,757 shares of common stock at a deemed purchase price equal to $0.52 per share for an aggregate purchase price of $4,034.

In connection with satisfying our withholding requirements, in December 2009, we withheld an aggregate of 3,169 shares of our common stock and remitted a cash payment to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees the 3,169 shares of common stock at a deemed purchase price equal to $0.67 per share for an aggregate purchase price of $2,123.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

●	our ability to continue as a going concern;
●
our ability to operate our subsidiaries pursuant to the terms and conditions of our DIP financing and any cash collateral order entered by the Bankruptcy Court in connection with the Chapter 11 Filings;

●	our ability to obtain Court approval with respect to motions in the chapter 11 proceedings prosecuted by us from time to time;
●	our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Filings;
●	our ability to obtain and maintain normal terms with vendors and service providers;
●	our ability to maintain contracts that are critical to our operations;
●	fluctuations in the market price of ethanol and its co-products;
●	the projected growth or contraction in the ethanol and co-product markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;
●	our ability to successfully operate our ethanol production facilities;
●	anticipated trends in our financial condition and results of operations; and
●	our ability to distinguish ourselves from our current and future competitors.

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

Important Developments

Background

Since our inception in 2005, we have conducted ethanol marketing operations through our subsidiary Kinergy Marketing, LLC, or Kinergy, through which we market and sell ethanol produced by third parties.  In 2006, we began constructing the first of our four wholly-owned ethanol production facilities and were continuously engaged in plant construction until our fourth wholly-owned facility was completed in 2008.  We funded and operate our four wholly-owned production facilities through a holding company and four other indirect subsidiaries.

In 2006, we completed our Madera, California facility and began producing ethanol and its co-products at the facility, and also acquired a 42% interest in a fully operational production facility in Windsor, Colorado.  In 2007, we entered into credit agreements to borrow up to $325.0 million to fund the construction of, or refinance indebtedness in respect of, up to five ethanol production facilities and provide working capital as each production facility became operational.  Later in 2007, the credit facility was reduced to $250.8 million for up to four ethanol production facilities.  A portion of this indebtedness was used to refinance outstanding indebtedness in respect of our Madera facility as well as other facilities under construction.  In 2007, we began production at our Columbia facility in Boardman, Oregon and in 2008, we began production at our Magic Valley facility in Burley, Idaho and another facility in Stockton, California.  See “Business—Production Facilities.”

Our net sales increased significantly from $87.6 million in 2005 to $703.9 million in 2008 as our facilities began production in 2006, 2007 and 2008, with all of our facilities producing and selling ethanol in the last quarter of 2008.  During these periods, we also sold additional volume under our ethanol marketing arrangements with third party suppliers.  However, our net sales dropped considerably to $316.6 million in 2009 as we idled production at three of our four wholly-owned production facilities for most of 2009, as discussed further below.

Our average ethanol sales price peaked at $2.28 per gallon in 2006, stayed relatively stable for 2007 and 2008, but declined to $1.80 per gallon in 2009.  In 2007, our average price of corn, the primary raw material for our ethanol production, began increasing dramatically, ultimately rising by over 125% from $2.44 per bushel in 2006 to $5.52 per bushel in 2008.  As a result, our gross margins, which peaked at 11.0% in 2006, began declining in 2007, reaching negative 4.7% in 2008.  Our average price of corn declined to $3.98 per bushel in 2009, but lower ethanol prices and overhead and depreciation expenses with no corresponding sales from our idled facilities resulted in a gross margin of negative 7.0% in 2009.

From 2006 until the fourth quarter of 2008 when our fourth wholly-owned production facility was completed, we endured a cost structure commensurate with our construction activities, including substantial project overhead and staffing.  Upon completion of our fourth wholly-owned production facility, we sought to alter our cost structure to one more suitable for an operating company.  However, beginning in 2008, we began experiencing significant financial constraints and adverse market conditions, and our working capital lines of credit for our production facilities were insufficient given substantially higher corn prices and other input costs in the production process.

In late 2008 and early 2009, we idled production at three of our four wholly-owned ethanol production facilities due to adverse market conditions and lack of adequate working capital.  Our financial constraints and adverse market conditions continued, resulting in an inability to meet our debt service requirements, and in May 2009, the holding company and each of our four plant subsidiaries, who were the obligors in respect of the aggregate $250.8 million indebtedness described above, filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code.  In March 2010, the holding company and our four plant subsidiaries filed a plan of reorganization, as discussed further below.

Both we and the ethanol industry experienced significant adverse conditions through most of 2009 as a result of elevated corn prices, reduced demand for transportation fuel and declining ethanol prices, resulting in prolonged negative operating margins.  In response to these adverse conditions, as well as severe working capital and liquidity constraints, we reduced production significantly and implemented many cost-saving initiatives. Market conditions improved in the last quarter of 2009 and in response, in January 2010, we resumed operations at our Magic Valley facility.  However, margins began deteriorating in late February 2010 and continued to deteriorate in March 2010.  If margins do not improve from current levels, we may be forced to curtail our production at one or more of our operating facilities.

We continue to assess market conditions and when appropriate, provided we have adequate available working capital, we plan to resume production at our idled facilities.

Chapter 11 Filings

On May 17, 2009, five of our indirect wholly-owned subsidiaries, collectively referred to as the Bankrupt Debtors, each commenced a case by filing voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in an effort to restructure their indebtedness. We refer to these filings as the Chapter 11 Filings.  The five subsidiaries include a holding company and four other indirect subsidiaries that hold our wholly-owned ethanol production facilities.

Neither Pacific Ethanol, Inc., referred to as the Parent company, nor any of its other direct or indirect subsidiaries, including Kinergy and Pacific Ag. Products, LLC, or PAP, have filed petitions for relief under the Bankruptcy Code.  We continue to manage the Bankrupt Debtors pursuant to asset management agreements and Kinergy and PAP continue to market and sell their ethanol and feed production under existing marketing agreements.

Subsequent to the Chapter 11 Filings, the Bankrupt Debtors obtained additional financing in the amount of up to $25.0 million to fund working capital and general corporate needs, including the administrative costs of the Chapter 11 Filings.  The term of this additional financing extends through June 2010, but may terminate earlier upon the occurrence of certain events, including an event of default or the consummation of a formal plan of reorganization.

On March 26, 2010, the Bankrupt Debtors filed a joint plan of reorganization with the Bankruptcy Court, which was structured in cooperation with certain of the Bankrupt Debtors’ secured lenders.  The proposed plan contemplates that ownership of the Bankrupt Debtors would be transferred to a new entity, which would be wholly owned by the Bankrupt Debtors’ secured lenders.  Under the proposed plan, the Bankrupt Debtors’ existing prepetition and postpetition secured indebtedness of approximately $293.5 million would be restructured to consist of approximately $48.0 million in three-year term loans, $67.0 million in eight-year “PIK” term loans, and a new three-year revolving credit facility of up to $35.0 million to fund working capital requirements (the revolver is initially capped at $15.0 million but may be increased to up to $35.0 million if more than two of the Bankrupt Debtors’ ethanol production facilities cease operations).

We are in continuing discussions with the secured lenders regarding our possible participation in the reorganization contemplated by the proposed plan, including the potential acquisition by us of an ownership interest in the new entity that would own the Bankrupt Debtors.

Under the proposed plan, we would continue to manage and operate the ethanol plants under the terms of an amended and restated asset management agreement and would continue to market all of the ethanol and wet distillers grains produced by the plants under the terms of amended and restated agreements with Kinergy and PAP.

Financial Condition

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2009, on a consolidated basis, we had an aggregate of $17.6 million in cash, cash equivalents and investments in marketable securities, which includes amounts that were held by the Bankrupt Debtors and other consolidated entities.  Of this amount, approximately $3.6 million was unrestricted and available to the Parent company for its operations and obligations.  Operations at two of our four wholly-owned ethanol production facilities remain suspended due to market conditions and in an effort to conserve capital.  We have also taken and expect to take additional steps to preserve capital and generate additional cash.

We are in default to Lyles United, LLC and Lyles Mechanical Co., collectively, Lyles, under promissory notes due in March 2009 in an aggregate remaining principal amount of approximately $21.5 million, plus accrued interest and fees.  We have announced agreements designed to satisfy this indebtedness.  These agreements are between a third party and Lyles under which Lyles may transfer its claims in respect of our indebtedness in $5.0 million tranches, which claims the third party may then settle in exchange for shares of our common stock.  Through the filing of this report, Lyles claims in respect of an aggregate of $10.0 million of our indebtedness have been settled through this process.  However, we may be unable to settle any further claims in respect of this indebtedness unless and until we receive stockholder approval of this arrangement as The NASDAQ Stock Market imposes on its listed companies certain limitations on the number of shares issuable in certain transactions.

In addition, a payable in the amount of $1.5 million from a judgment arising out of litigation against us in 2008 is due on June 30, 2010.  We may not have sufficient funds to make this payment.

We have entered into a commitment letter with Southern Counties Oil Co., a California corporation, or SC Fuels, in respect of a $5.0 million credit facility to fund our ongoing working capital requirements, including for the repayment of our obligations to Lyles.  SC Fuels is owned and controlled by Frank P. Greinke, who is one of our former directors, the owner of a customer and the trustee of the holder of a majority of our outstanding shares of Series B Preferred Stock.  The commitment letter contemplates a senior secured credit facility with a two year term.  Interest on borrowings under the credit facility is to accrue and would be payable quarterly in arrears at the per annum rate of LIBOR plus 4.00%. Upon any default, the credit facility indebtedness would become immediately convertible into a new series of our preferred stock having rights and preferences substantially the same as our Series B Preferred Stock, except that shares of the new series of preferred stock would not have economic anti-dilution protection and the conversion price would be 80% of the volume weighted-average price of our common stock over the 20 trading day period preceding conversion. The credit facility is to be secured by our ownership interest in Kinergy.  The commitment letter also contemplates other customary terms and conditions.  The consummation of the credit facility is subject to a number of significant contingencies, including satisfactory results of due diligence, the negotiation and preparation of definitive documentation and the repayment of our indebtedness to Lyles United prior to or with the first draw under the credit facility or progress satisfactory to SC Fuels in the repayment or restructuring of the indebtedness owing to Lyles United.  We cannot provide any assurance that we will be successful in closing the credit facility.

As a result of these circumstances, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs until either June 30, 2010, if we are unable to timely close the SC Fuels credit facility, or through December 31, 2010, if we are able to timely close the SC Fuels credit facility and either pay or further defer the $1.5 million owed to our judgment creditor on June 30, 2010.  These expectations concerning our available liquidity until June 30, 2010 or through December 31, 2010 presume that Lyles does not pursue any action against us due to our default on an aggregate of $21.5 million of remaining principal, plus accrued interest and fees, and that we maintain our current levels of borrowing availability under Kinergy’s line of credit.

Although we are actively pursuing a number of alternatives, including seeking a confirmed plan of reorganization with respect to the Chapter 11 Filings, seeking stockholder approval to continue our debt for equity exchange program in respect of the Lyles indebtedness and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful.

If we cannot confirm a plan of reorganization with respect to the Chapter 11 Filings, complete our debt for equity exchange program in respect of the Lyles indebtedness, restructure our debt and raise sufficient capital, in each case in a timely manner, we may need to seek further protection under the Bankruptcy Code, including at the Parent company level, which could occur prior to June 30, 2010.  In addition, we could be forced into bankruptcy or liquidation by our creditors, namely, our judgment creditor or Lyles, or be forced to substantially restructure or alter our business operations or obligations.

Financial Performance Summary

Our net sales decreased by $387.3 million, or 55%, to $316.6 million for the year ended December 31, 2009 from $703.9 million for the year ended December 31, 2008. Our net loss increased by $109.5 million to $308.7 million for the year ended December 31, 2009 from $199.2 million for the year ended December 31, 2008.

Factors that contributed to our results of operations for 2009 include:

●	Net sales. The decrease in our net sales in 2009 as compared to 2008 was primarily due to the following combination of factors:

o
Lower sales volumes. Total volume of ethanol sold decreased by 36% to 172.7 million gallons in 2009 from 268.4 million gallons in 2008. The decrease in sales volume is primarily due to both decreased gallons sold from our ethanol production facilities and from our third party marketing arrangements. In 2008, two new facilities commenced operations, and in 2009, we produced ethanol at only one facility for most of the year; and

o	Lower ethanol prices. Our average sales price of ethanol decreased 20% to $1.80 per gallon in 2009 as compared to $2.25 per gallon in 2008.

●
Gross margins. Our gross margins decreased to negative 7.0% for 2009 as compared to a gross margin of negative 4.7% for 2008. The drop in gross margin was a result of lower ethanol prices and higher depreciation expense in 2009, partially offset by a reduction in corn costs. Depreciation on the ethanol facilities was $33.3 million for 2009 as compared to $25.3 million in 2008. Our average price of corn decreased by 27.9% to $3.98 per bushel in 2009 from $5.52 per bushel in 2008.

●
Selling, general and administrative expenses. Our selling, general and administrative expenses decreased by $10.3 million to $21.5 million in 2009 as compared to $31.8 million in 2008 primarily as a result of decreases in payroll and benefits, bad debt expense, derivatives commissions, noncash compensation expense and travel expenses, which were partially offset by increases in professional fees. Our selling, general and administrative expenses, however, increased as a percentage of net sales due to our significant sales decline.

●
Impairments. Our impairments increased by $124.5 million to $252.4 million in 2009 as compared to $127.9 million in 2008. In 2009, we recognized $252.4 million in asset impairments. In 2008, we recognized $87.0 million in impairment of goodwill and $40.9 million in asset impairment. The asset impairments in 2009 primarily relate to our ethanol production facilities. The impairment of goodwill related to our annual goodwill review, mostly reflecting a decline in the valuation of our prior purchase of our 42% interest in Front Range. The asset impairment in 2008 reflects our decision to abandon construction of our Imperial Valley ethanol production facility due to adverse market conditions. In 2009, we further impaired our assets related to our Imperial Valley facility by an additional $2.2 million, prior to their disposal.

●
Gain from write-off of liabilities. Gain from write-off of liabilities was $14.2 million in 2009, with no corresponding gain in 2008. This gain was due to a write-off of the liabilities related to our Imperial Valley facility.

●
Other expense. Our other expense increased by $9.4 million to $15.4 million in 2009 from $6.0 million in 2008. This increase is primarily due to decreased sales of our business energy tax credits, decreased interest income, where were partially offset by decreased mark-to-market losses, decreased interest expense and decreased finance cost amortization.

Sales and Margins

Over the past three years, our sales mix has shifted significantly from sales generated solely as a marketer of ethanol produced by third parties to now include sales generated as a producer of our own ethanol. Our production facility cost structure also changed significantly, beginning in 2007, as our Madera and Front Range facilities were in full production and continuing in 2008 as our Columbia facility was in full production and our Magic Valley and Stockton facilities commenced operations. The shift in our sales mix greatly altered our dependency on certain market conditions from that based primarily on the market price of ethanol to that based significantly on the cost of corn, the principal input commodity for our production of ethanol. Accordingly, our profitability is now highly dependent on the market price of ethanol and the cost of corn.

Average ethanol sales prices declined in 2009 as compared to 2008. The average CBOT ethanol price decreased by 23% in 2009 as compared to 2008. The decrease in the prevailing market price of ethanol was primarily due to the decline in crude oil prices that commenced in mid-2008.

Average corn prices also decreased significantly in 2009 as compared to 2008. Specifically, the average CBOT corn price decreased by 29% in 2009 as compared to 2008. The decrease in the prevailing market price of corn was the primary cause of the decrease in our average corn price. The average CBOT corn price decreased to $3.74 for 2009 from $5.27 for 2008.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,		Percentage
	2009	2008	Variance
Gallons sold (in millions)	172.7	268.4	(35.7)%

Average sales price per gallon	$1.80	$2.25	(20.0)%
Corn cost per bushel—CBOT equivalent (1)	$3.98	$5.52	(27.9)%
Co-product revenues as % of delivered cost of corn (2)	24.6%	22.5%	9.3%

Average CBOT ethanol price per gallon	$1.70	$2.22	(23.4)%
Average CBOT corn price per bushel	$3.74	$5.27	(29.0)%
_____________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a CBOT equivalent in order to more appropriately compare our corn costs to average CBOT corn prices.
(2)	Co-product revenues as % of delivered cost of corn shows our yield based on sales of WDG generated from ethanol we produced.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

					Results as a Percentage
			Dollar	Percentage	of Net Sales for the
	Years Ended		Variance	Variance	Years Ended
	December 31,		Favorable	Favorable	December 31,
	2009	2008	(Unfavorable)	(Unfavorable)	2009	2008
	(dollars in thousands)
Net sales	$316,560	$703,926	$(387,366)	(55.0)%	100.0%	100.0%
Cost of goods sold	338,607	737,331	398,724	54.1	107.0	104.7
Gross loss	(22,047)	(33,405)	11,358	34.0	(7.0)	(4.7)
Selling, general and administrative expenses	21,458	31,796	10,338	32.5	6.8	4.5
Asset impairments	252,388	40,900	(211,488)	(517.1)	79.7	5.8
Goodwill impairments	—	87,047	87,047	100.0	—	12.4
Loss from operations	(295,893)	(193,148)	(102,745)	(53.2)	(93.5)	(27.4)
Gain from write-off of liabilities	14,232	—	14,232	NM	4.5	—
Other expense, net	(15,437)	(6,068)	(9,369)	(154.4)	(4.9)	(0.9)
Loss before noncontrolling interest in variable interest entity and provision for income taxes	(297,098)	(199,216)	(97,882)	(49.1)	(93.9)	(28.3)
Reorganization costs	11,607	—	(11,607)	NM	3.6	—
Provision for income taxes	—	—	—	—	—	—
Net loss	(308,705)	(199,216)	(109,489)	(55.0)	(97.5)	(28.3)
Net loss attributed to noncontrolling interest in variable interest entity	552	52,669	52,117	99.0	0.2	7.5
Net loss attributed to Pacific Ethanol, Inc.	$(308,153)	$(146,547)	$(161,606)	(110.3)%	(97.3)%	(20.8)%
Preferred stock dividends	$(3,202)	$(4,104)	$902	22.0%	(1.0)%	(0.6)%
Deemed dividend on preferred stock	—	(761)	761	100.0	—	(0.1)
Loss available to common stockholders	$(311,355)	$(151,412)	$(159,943)	(105.6)%	(98.3)%	(21.5)%

Net Sales

The decrease in our net sales in 2009 as compared to 2008 was primarily due to a significant decrease in the total volume of ethanol sold and lower average sales prices.

Total volume of ethanol sold decreased by 95.7 million gallons, or 36%, to 172.7 million gallons in 2009 as compared to 268.4 million gallons in 2008. This decrease in sales volume is primarily due to idled operations at three of our ethanol production facilities for nearly all of 2009, as well as decreased sales volume from our third party ethanol marketing arrangements. During 2008, we completed construction of our Stockton and Magic Valley facilities, and all of our four wholly-owned facilities were in operation during the last quarter of 2008.

Our average sales price per gallon decreased 20% to $1.80 in 2009 from an average sales price per gallon of $2.25 in 2008. The average CBOT ethanol price per gallon decreased 23% to $1.70 in 2009 from an average CBOT ethanol price per gallon of $2.22 in 2008. Our average sales price per gallon did not decrease as much as the average CBOT ethanol price per gallon for 2009 due to both the timing of our sales and the proportion of our fixed-price contracts during a period of rising ethanol prices.

Cost of Goods Sold and Gross Loss

Our gross loss improved to negative $22.0 million for 2009 from negative $33.4 million for 2008 due to lower corn costs. Our gross margin decreased to negative 7.0% for 2009 as compared to negative 4.7% for 2008.

The drop in gross margin was a result of lower ethanol prices and higher depreciation expense in 2009, which were partially offset by a reduction in corn costs. Increased costs to manage our production facilities in relation to the volume they produced contributed to the drop in gross margins, particularly as it relates to our three wholly-owned facilities which were not producing ethanol for most of 2009 but still incurring maintenance costs and depreciation expense. Total depreciation for 2009 was $33.3 million up 32% from $25.3 million for 2008. Our 2008 depreciation expense was lower because our Stockton and Magic Valley facilities began operations during 2008.

These factors were partially offset by lower corn costs. Corn is the single largest component of the cost of our ethanol production and our average price of corn decreased by 27.9% to $3.98 per bushel in 2009 from $5.52 per bushel in 2008. Overall, the price of corn has a significant impact on our production costs due to the timing of the corn and the related ethanol pricing from the time we purchase corn to the sale of ethanol. Generally, we fix our corn price upon shipment from the vendor, and in a falling market, our margins are compressed as both corn and ethanol prices continue to fall from transit to processing of the corn. Further, during 2008 we experienced unprecedented volatility in the price of corn ranging from the CBOT low for the year of $2.94 to the CBOT high for the year of $7.55. These prices moved in such a short period of time that it became difficult to sell the related ethanol production before the prices of both corn and ethanol changed dramatically primarily downward-from the time of the corn purchase. Further, due to falling market prices toward the end of 2008, corn and ethanol ending inventories had been purchased and produced, respectively, at prices higher than prevailing spot prices for the commodities at the end of 2008. As a result, we recorded additional losses from this market adjustment of approximately $1.7 million in 2008.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A, decreased by $10.3 million to $21.5 million for 2009 as compared to $31.8 million for 2008. SG&A, however, increased as a percentage of net sales due to our significant sales decline. The decrease in the amount of SG&A is primarily due to the following factors:

●
payroll and benefits decreased by $3.8 million due primarily to a reduction in employees, largely near the end of the first quarter of 2009, as we reduced the number of administrative positions as a result of reduced production and related support needs;

●	bad debt expense decreased by $3.1 million due primarily to a high provision for bad debt in 2008 and a significant recovery from a trade receivable during the third quarter of 2009;

●	derivative commissions decreased by $1.6 million due primarily to a significant amount of trades during 2008 and relatively little activity in 2009;

●	noncash compensation expense decreased by $1.1 million due primarily to a reduction in the value of share grants to our Board of Directors in 2009;

●	travel expenses decreased by $1.0 million due primarily to the cessation of our construction-related activities.

These items were partially offset by:

●
professional fees, which increased by $1.0 million due primarily to increased legal fees and other legal matters associated with the Bankrupt Debtors’ bankruptcy proceedings. Costs associated with our Chapter 11 Filings after the filing date on May 17, 2009 are recorded as reorganization costs.

Asset Impairments

Our asset impairments increased by $124.5 million to $252.4 million in 2009 as compared to $127.9 million in 2008. In accordance with FASB ASC 360, Property, Plant and Equipment, we performed an impairment analysis on our long-lived assets, including our ethanol production facilities and assets associated with our suspended plant construction project in the Imperial Valley near Calipatria, California, or the Imperial Project. Based on our probability-weighted cash flows for our long-lived assets, including the current status of the Bankrupt Debtors’ restructuring efforts as they prepared to file a plan of reorganization, we determined that these assets must be assessed for impairment. These assessments resulted in a noncash impairment charge of $250.2 million, thereby initially reducing our property and equipment by that amount. Also in accordance with FASB ASC 360, we assessed for impairment our assets associated with our Imperial Project in 2009 and 2008. In November 2008, we began proceedings to liquidate these assets and liabilities. Based on our original assessment of the estimated undiscounted cash flows, we recorded an impairment charge of $40.9 million, thereby initially reducing our property and equipment by that amount. At the end of the third quarter in 2009, our revised assessment of the estimated undiscounted cash flows resulted in an additional impairment charge of $2.2 million.

Goodwill Impairments

In accordance with FASB ASC 350, Intangibles-Goodwill and Other, we conducted an impairment test of goodwill as of March 31, 2008. As a result, we recorded a non-cash impairment charge of $87.0 million, requiring us to write-off our entire goodwill balances from our previous acquisitions of Kinergy and Front Range.

Gain from Write-Off of Liabilities

In connection with our Imperial Project, discussed above, in the fourth quarter of 2009, the assets were sold and the resulting cash proceeds and the settlement of the remaining liabilities were deemed out of our control as they had been assigned to a trustee. As such, we wrote-off the remaining liabilities, resulting in a gain of $14.2 million for the year ended December 31, 2009.

Other Expense, Net

Other expense increased by $9.4 million to $15.4 million in 2009 from other expense of $6.0 million in 2008. The increase in other expense is primarily due to the following factors:

●
other income decreased by $10.1 million primarily related to sales, which did not recur in 2009, of our business energy tax credits sold in 2008 as pass through investments to interested purchasers; and

●	interest income decreased by $0.4 million due to lower average cash balances.

These items were partially offset by:

●	mark-to-market losses decreased by $4.1 million related to our interest rate swaps which we de-designated in 2008 associated with our Bankrupt Debtors’ credit facility; and

●
interest expense decreased by $4.0 million, as we ceased fully accruing interest on our debt due to the Chapter 11 Filings. Since May 17, 2009, we only accrue interest on our debt that is probable to be repaid as part of a plan of reorganization; and

●	amortization of deferred financing fees decreased by $0.8 million, as we wrote-off a significant amount of deferred financing fees at the time of the Chapter 11 Filings.

Reorganization Costs

In accordance with FASB ASC 852, Reorganizations, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. We wrote-off a portion of our unamortized deferred financing fees on the debt which is considered to be unlikely to be repaid. During 2009, the Bankrupt Debtors settled a prepetition accrued liability with a vendor, resulting in a realized gain. Professional fees directly related to the reorganization include fees associated with advisors to the Bankrupt Debtors, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code.

The Bankrupt Debtors’ reorganization costs for the year ended December 31, 2009 consist of the following (in thousands):

Write-off of unamortized deferred financing fees	$7,545
Settlement of accrued liability	(2,008)
Professional fees	5,198
DIP financing fees	750
Trustee fees	122
Total	$11,607

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entity

Net loss attributed to noncontrolling interest in variable interest entity relates to the consolidated treatment of Front Range, a variable interest entity, and represents the noncontrolling interest of others in the earnings of Front Range. We consolidate the entire income statement of Front Range for the periods covered. However, because we only own 42% of Front Range, we must reduce our net income or increase our net loss for the noncontrolling interest, which is the 58% ownership interest that we do not own. For 2009, this amount decreased by $52.1 million from the same period in 2008 due to fluctuations in net loss of Front Range.

Preferred Stock Dividends

Shares of our Series A and B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 5% and 7% per annum, respectively, of the purchase price per share of the Preferred Stock. For our Series A Preferred Stock, we declared and paid cash dividends of $1.7 million for 2008. During 2008, the former holder of our Series A Preferred Stock converted all of its shares of Series A Preferred Stock into shares of our common stock. We did not pay any dividends on our Series A Preferred Stock in 2009 as there was none outstanding during that period. For our Series B Preferred Stock, we declared cash dividends of $3.2 million and $2.4 million for 2009 and 2008, respectively. We are currently in arrears and have not paid the $3.2 million of preferred dividends declared in 2009.

Deemed Dividend on Preferred Stock

During 2008, we recorded a deemed dividend on preferred stock of $0.8 million in connection with a subsequent issuance of shares of Series B Preferred Stock. This non-cash dividend reflects the implied economic value to the preferred stockholder of being able to convert the shares into common stock at a price (as adjusted for the value allocated to the warrants) which was in excess of the fair value of the Series B Preferred Stock at the time of issuance. The fair value was calculated using the difference between the conversion price of the Series B Preferred Stock into shares of common stock, adjusted for the value allocated to the warrants, of $4.79 per share and the fair market value of our common stock of $5.65 on the date of issuance of the Series B Preferred Stock. The deemed dividend on preferred stock is a reconciling item and adjusts our reported net loss, together with the preferred stock dividends discussed above, to loss available to common stockholders.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2009, on a consolidated basis, we had an aggregate of $17.6 million in cash, cash equivalents and investments in marketable securities, which includes amounts that were held by the Bankrupt Debtors and other consolidated entities.  Of this amount, approximately $3.6 million was unrestricted and available to the Parent company for its operations and obligations.  Operations at two of our four wholly-owned ethanol production facilities remain suspended due to market conditions and in an effort to conserve capital. We have also taken and expect to take additional steps to preserve capital and generate additional cash.

We are in default to Lyles United, LLC and Lyles Mechanical Co., collectively, Lyles, under promissory notes due in March 2009 in an aggregate remaining principal amount of approximately $21.5 million, plus accrued interest and fees.  We have announced agreements designed to satisfy this indebtedness.  These agreements are between a third party and Lyles under which Lyles may transfer its claims in respect of our indebtedness in $5.0 million tranches, which claims the third party may then settle in exchange for shares of our common stock.  Through the filing of this report, Lyles claims in respect of an aggregate of $10.0 million of our indebtedness have been settled through this process.  However, we may be unable to settle any further claims in respect of this indebtedness unless and until we receive stockholder approval of this arrangement as The NASDAQ Stock Market imposes on its listed companies certain limitations on the number of shares issuable in certain transactions.

In addition, a payable in the amount of $1.5 million from a judgment arising out of litigation against us in 2008 is due on June 30, 2010.  We may not have sufficient funds to make this payment.

We have entered into a commitment letter with Southern Counties Oil Co., a California corporation, or SC Fuels, in respect of a $5.0 million credit facility to fund our ongoing working capital requirements, including for the repayment of our obligations to Lyles.  SC Fuels is owned and controlled by Frank P. Greinke, who is one of our former directors, the owner of a customer and the trustee of the holder of a majority of our outstanding shares of Series B Preferred Stock.  The commitment letter contemplates a senior secured credit facility with a two year term.  Interest on borrowings under the credit facility is to accrue and would be payable quarterly in arrears at the per annum rate of LIBOR plus 4.00%. Upon any default, the credit facility indebtedness would become immediately convertible into a new series of our preferred stock having rights and preferences substantially the same as our Series B Preferred Stock, except that shares of the new series of preferred stock would not have economic anti-dilution protection and the conversion price would be 80% of the volume weighted-average price of our common stock over the 20 trading day period preceding conversion. The credit facility is to be secured by our ownership interest in Kinergy.  The commitment letter also contemplates other customary terms and conditions.  The consummation of the credit facility is subject to a number of significant contingencies, including satisfactory results of due diligence, the negotiation and preparation of definitive documentation and the repayment of our indebtedness to Lyles United prior to or with the first draw under the credit facility or progress satisfactory to SC Fuels in the repayment or restructuring of the indebtedness owing to Lyles United.  We cannot provide any assurance that we will be successful in closing the credit facility.

As a result of these circumstances, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs until either June 30, 2010, if we are unable to timely close the SC Fuels credit facility, or through December 31, 2010, if we are able to timely close the SC Fuels credit facility and either pay or further defer the $1.5 million owed to our judgment creditor on June 30, 2010.  These expectations concerning our available liquidity until June 30, 2010 or through December 31, 2010 presume that Lyles does not pursue any action against us due to our default on an aggregate of $21.5 million of remaining principal, plus accrued interest and fees, and that we maintain our current levels of borrowing availability under Kinergy’s line of credit.

Although we are actively pursuing a number of alternatives, including seeking a confirmed plan of reorganization with respect to the Chapter 11 Filings, seeking stockholder approval to continue our debt for equity exchange program in respect of the Lyles indebtedness and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful.

If we cannot confirm a plan of reorganization with respect to the Chapter 11 Filings, complete our debt for equity exchange program in respect of the Lyles indebtedness, restructure our debt and raise sufficient capital, in each case in a timely manner, we may need to seek further protection under the Bankruptcy Code, including at the Parent company level, which could occur prior to June 30, 2010.  In addition, we could be forced into bankruptcy or liquidation by our creditors, namely, our judgment creditor or Lyles, or be forced to substantially restructure or alter our business operations or obligations.

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

	As of and for the Year Ended December 31,
	2009	2008	Variance
Current assets	$48,776	$71,891	(32.2)%
Current liabilities	$99,633	$346,709	(71.0)%
Property and equipment, net	$243,733	$530,037	(54.0)%
Notes payable, net of current portion	$12,739	$14,432	(11.7)%
Liabilities subject to compromise	$242,417	$—	NM
Cash used in operating activities	$(6,302)	$(55,175)	(88.6)%
Working capital	$(50,857)	$(274,818)	(81.5)%
Working capital ratio	0.49	0.21	133.3%

Change in Working Capital and Cash Flows

Working capital decreased to a deficit of $50.9 million at December 31, 2009 from a deficit of $274.8 million at December 31, 2008 as a result of a significant decrease in current liabilities of $247.1 million, which was partially offset by a decrease in current assets of $23.1 million.

Current liabilities decreased significantly primarily due to the Chapter 11 Filings, which reclassified our prepetition debt to liabilities subject to compromise, which was $242.4 million at December 31, 2009. Current liabilities also decreased due to a decrease in construction-related liabilities from our write-off of the liabilities of our Imperial Project.

Current assets decreased primarily due to net decreases in accounts receivable and inventories, as we idled operations at three of our facilities for most of 2009. At December 31, 2009, our Columbia and Front Range facilities were operating, whereas, at December 31, 2008, most of our facilities were operating at near full capacity.

Cash used in our operating activities of $6.3 million resulted primarily from a loss of $308.7 million, gain on our write-off of the liabilities of our Imperial Project of $14.2 million, gains on derivative instruments of $3.7 million and a decrease in accounts payable and accrued expenses of $3.1 million, which were partially offset by noncash asset impairment charges of $252.4 million, depreciation and amortization of intangibles of $34.9 million, a decrease in accounts receivable of $12.0 million, write-off of unamortized deferred financing fees of $7.5 million, decrease in inventory of $5.4 million and an increase in related party accounts payable and accrued expenses of $6.6 million.

Cash provided by our investing activities of $3.4 million resulted primarily from proceeds from sales of marketable securities of $7.7 million, which was partially offset by additions to property and equipment of $4.3 million.

Cash provided by our financing activities of $9.0 million resulted primarily from proceeds from borrowings under our DIP Financing of $19.8 million and proceeds from related party borrowings of $2.0 million, which were partially offset by principal debt payments of $12.8 million.

Term Loans & Working Capital Lines of Credit

In connection with financing the construction of our four wholly-owned ethanol production facilities, in 2007, the Bankrupt Debtors entered into a debt financing transaction, or Debt Financing, in the aggregate amount of up to $250.8 million through our wholly-owned indirect subsidiaries. The obligations under the Debt Financing are secured by a first-priority security interest in all of the equity interests in the subsidiaries and substantially all their assets.  The Chapter 11 Filings constituted an event of default under the Debt Financing. Under the terms of the Debt Financing, upon the Chapter 11 Filings, the outstanding principal amount of, and accrued interest on, the amounts owed in respect of the Debt Financing became immediately due and payable.

DIP Financing

Certain of the Bankrupt Debtors’ existing lenders, the DIP Lenders, entered into a credit agreement for up to a total of $20.0 million not including the DIP Rollup amount (as defined below). In October 2009, the DIP Financing amount was increased to a total of $25.0 million. The DIP Financing provides for a first priority lien in the Chapter 11 Filings. Proceeds of the DIP Financing will be used, among other things, to fund the working capital and general corporate needs of the Bankrupt Debtors and the costs of the Chapter 11 Filings in accordance with an approved budget. The DIP Financing matures on June 30, 2010, or sooner if certain covenants are not maintained. The DIP Financing allows the DIP Lenders a first priority lien on a dollar-for-dollar basis of their term loans and working capital lines of credit funded prior to the Chapter 11 Filings for each dollar of DIP Financing. As the Bankrupt Debtors draw down on their DIP Financing, an equivalent amount is reclassified from liabilities subject to compromise to DIP financing and rollup, or DIP Rollup. As of December 31, 2009, the Bankrupt Debtors had received proceeds in the amount of $19.8 million from the DIP Financing. After accounting for the DIP Rollup, the DIP Financing has a total balance of $39.7 million.  The interest rate at December 31, 2009, was approximately 14% per annum.

Notes Payable to Related Parties

On March 31, 2009, our Chairman of the Board and our Chief Executive Officer provided funds totaling $2,000,000 for general cash and operating purposes, in exchange for two unsecured promissory notes payable by us.  Interest on the unpaid principal amounts accrues at a rate per annum of 8.00%.  All principal and accrued and unpaid interest on the promissory notes was due and payable in March 2010.  The maturity date of these notes has been extended to January 5, 2011.

Kinergy Operating Line of Credit

Kinergy maintains a credit facility in the aggregate amount of up to $10,000,000. The term of the credit facility expires on October 31, 2010.  Kinergy may borrow under the credit facility based upon (i) a rate equal to (a) the London Interbank Offered Rate (“LIBOR”), divided by 0.90 (subject to change based upon the reserve percentage in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System), plus (b) 4.50% depending on the amount of Kinergy’s EBITDA for a specified period, or (ii) a rate equal to (a) the greater of the prime rate published by Wachovia Bank from time to time, or the federal funds rate then in effect plus 0.50%, plus (b) 2.25% depending on the amount of Kinergy’s EBITDA for a specified period.  The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance.  Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit.  In addition, Kinergy is responsible for a $5,000 monthly servicing fee.  Payments that may be made by Kinergy to the Parent company as reimbursement for management and other services provided by the Parent company to Kinergy are limited to $0.6 million in any three month period and $2.4 million in any twelve month period.  Kinergy is required to meet certain EBITDA financial covenants under the credit facility and is prohibited from incurring any additional indebtedness (other than certain intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent.  Kinergy’s obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured.

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

●
As an agent.  Sales as an agent consist of sales to customers through purchases from third-party suppliers in which, depending upon the terms of the transactions, title to the product may technically pass to us, but the risks and rewards of inventory ownership remain with third-party suppliers as we receive a predetermined service fee under these transactions and therefore act predominantly in an agency capacity.

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

We record revenues based upon the gross amounts billed to our customers in transactions where we act as a producer or a merchant and obtain title to ethanol and its co-products and therefore own the product and any related, unmitigated inventory risk for the ethanol, regardless of whether we actually obtain physical control of the product. When we act in an agency capacity, we record revenues on a net basis, or our predetermined agency fees and any associated freight only, based upon the amount of net revenues retained in excess of amounts paid to suppliers.

Consolidation of Variable Interest Entities.

We have determined that Front Range meets the definition of a variable interest entity. We have also determined that we are the primary beneficiary and we are therefore required to treat Front Range as a consolidated subsidiary for financial reporting purposes rather than use equity investment accounting treatment. As a result, we have consolidated the financial results of Front Range, including its entire balance sheet with the balance of the noncontrolling interest displayed as a component of equity, and its income statement after intercompany eliminations with an adjustment for the noncontrolling interest as net income (loss) attributed to noncontrolling interest in variable interest entity, since the acquisition of our interest in Front Range on October 17, 2006. As long as we are deemed the primary beneficiary of Front Range, we must treat Front Range as a consolidated subsidiary for financial reporting purposes.

Impairment of Long-Lived and Intangible Assets

Our long-lived assets are primarily associated with our ethanol production facilities, reflecting the original cost of construction. Our intangible assets, including goodwill, were derived from the acquisition of our interest in Front Range in 2006 and our acquisition of Kinergy in 2005 in connection with the Share Exchange Transaction. In accounting for the Share Exchange Transaction, we allocated the respective purchase prices to the tangible assets, liabilities and intangible assets acquired based upon their estimated fair values. The excess purchase prices over the fair values of the assets acquired and liabilities assumed were recorded as goodwill.

We evaluate impairment of long-lived assets in accordance with FASB ASC 360. We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of each asset (or asset group) could be less than the net book value of the asset (or asset group). In such event, we assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows each asset (or asset group) is expected to generate plus the net proceeds expected from the sale of the asset (or asset group). If the amount of proceeds is less than the asset (or asset group’s) carrying value, we then determine the fair value of the asset (or asset group). An impairment loss would be recognized when the fair value is less than the related net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and purchasing decisions of our customers.

During the years ended December 31, 2009 and 2008, we recognized asset impairment charges associated with our ethanol production facilities and our Imperial Project in the aggregate amounts of $252.4 million and $40.9 million, respectively.

We review our goodwill and intangible assets with indefinite lives at least annually or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the acquired assets. During the year ended December 31, 2008, we performed our annual review of our goodwill and intangible assets and recognized an impairment loss of $87.0 million, the entire amount of our goodwill.

Allowance for Doubtful Accounts

We primarily sell ethanol to gasoline refining and distribution companies and WDG to dairy operators and animal feed distributors. We had significant concentrations of credit risk from sales of our ethanol as of December 31, 2009, as described in Note 1 to our consolidated financial statements. However, those ethanol customers historically have had good credit ratings and historically we have collected amounts that were billed to those customers. Receivables from customers are generally unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

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

For the year ended December 31, 2009, we recognized a recovery of bad debt expense of $1.0 million and for the year ended December 31, 2008, we recognized a bad debt expense of $2.2 million.

Impact of New Accounting Pronouncements

On June 12, 2009, the Financial Accounting Standards Board, or FASB, amended its guidance to FASB Accounting Standards Codification, or ASC, 810, Consolidations, surrounding a company’s analysis to determine whether any of its variable interest entities constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We will adopt these provisions beginning on January 1, 2010. We are currently evaluating whether this guidance will have a material effect on our financial condition or results of operations.

On May 28, 2009, the FASB issued FASB ASC 855, Subsequent Events, which provides guidance on management’s assessment of subsequent events. Historically, management had relied on United States auditing literature for guidance on assessing and disclosing subsequent events. FASB ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. The guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. The guidance is effective prospectively for interim and annual financial periods ending after June 15, 2009. We adopted the provisions of FASB ASC 855 for our reporting period ending June 30, 2009 and its adoption did not have a material impact on our financial condition or results of operations. We have evaluated subsequent events up through the date of the filing of this report.

On January 1, 2009, we adopted the provisions of FASB ASC 810, Consolidations, which amended existing guidance that changed our classification and reporting for our noncontrolling interests in our variable interest entity to a component of stockholders’ equity (deficit) and other changes to the format of our financial statements. Except for these changes in classification, the adoption of FASB ASC 810 did not have a material impact on our financial condition or results of operations.

On January 1, 2009, we adopted certain provisions of FASB ASC 815, Derivatives and Hedging, which changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of these amended provisions resulted in enhanced disclosures and did not have any impact on our financial condition or results of operations.

On January 1, 2009, we adopted the provisions of FASB ASC 815, Derivatives and Hedging, which mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of these provisions did not have a material impact on our financial condition or results of operations.

On January 1, 2009, we adopted certain provisions of FASB ASC 805, Business Combinations, which amended certain of its previous provisions. These amendments provide additional guidance that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. In addition, the guidance requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. These amended provisions will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of these provisions did not have a material impact on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements included in this report, which begin at Page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our internal control over financial reporting was effective.

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

Item 9A(T).	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

(a)           We held our 2009 annual meeting of stockholders on December 29, 2009. As of the close of business on November 12, 2009, the record date for determining stockholders entitled to notice of and to vote at the 2009 annual meeting, we had issued and outstanding 57,636,828 shares of common stock and 2,346,152 shares of Series B Cumulative Convertible Preferred Stock. Each share of common stock was entitled to one vote and each share of Series B Cumulative Convertible Preferred Stock was entitled to three votes.  A total of 39,921,024 votes were represented in person or by proxy at the meeting and constituted a quorum.

(b)           Management’s nominees for election as directors were William L. Jones, Neil M. Koehler, Terry L. Stone, John L. Prince, Douglas L. Kieta, Larry D. Layne and Michael D. Kandris, each of whom was an incumbent director. Each of these nominees was elected as a director at the meeting.

(c)           (i)           Proposal 1:  To elect seven nominees to the board of directors:

Nominee	Votes For	Votes Withheld
William L. Jones	37,873,556	2,047,468
Neil M. Koehler	37,858,355	2,062,669
Terry L. Stone	37,809,319	2,111,705
John L. Prince	37,563,236	2,357,788
Douglas L. Kieta	37,576,403	2,344,621
Larry D. Layne	37,584,270	2,336,754
Michael D. Kandris	37,541,747	2,379,277

(c)   (ii)   Proposal 2:   To ratify the selection and appointment of Hein & Associates LLP as our independent registered public accounting firm for the year ended December 31, 2009.

For:	38,006,339
Against:	975,302
Abstention:	939,383

(d)           Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

The information under the caption “Audit Matters—Principal Accountant Fees and Services,” appearing in the Proxy Statement, is hereby incorporated by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Ethanol, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the very near term. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of Pacific Ethanol, Inc.'s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

HEIN & ASSOCIATES LLP

Irvine, California
March 31, 2010

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
ASSETS	2009	2008
Current Assets:
Cash and cash equivalents	$17,545	$11,466
Investments in marketable securities	101	7,780
Accounts receivable, net of allowance for doubtful accounts of $1,016 and $2,210, respectively	12,765	23,823
Restricted cash	205	2,520
Inventories	12,131	18,408
Prepaid expenses	1,507	2,279
Prepaid inventory	3,192	2,016
Other current assets	1,330	3,599
Total current assets	48,776	71,891
Property and equipment, net	243,733	530,037
Other Assets:
Intangible assets, net	5,156	5,630
Other assets	1,154	9,276
Total other assets	6,310	14,906
Total Assets	$298,819	$616,834

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	2009	2008
Current Liabilities:
Accounts payable – trade	$8,182	$14,034
Accrued liabilities	5,891	12,334
Accounts payable and accrued liabilities – construction-related	—	20,304
Other liabilities – related parties	7,224	608
Current portion – long-term notes payable (including $33,500 and $31,500 due to a related party, respectively)	77,365	291,925
Derivative instruments	971	7,504
Total current liabilities	99,633	346,709

Notes payable, net of current portion	12,739	14,432
Other liabilities	1,828	3,497
Liabilities subject to compromise	242,417	—
Total Liabilities	356,617	364,638

Commitments and contingencies (Notes 1, 5, 6 and 13)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of December 31, 2009 and 2008	—	—
Series B: 3,000,000 shares authorized; 2,346,152 shares issued and outstanding as of December 31, 2009 and 2008; liquidation preference of $48,952 as of December 31, 2009	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,469,598 and 57,750,319 shares issued and outstanding as of December 31, 2009 and 2008, respectively	57	58
Additional paid-in capital	480,948	479,034
Accumulated deficit	(581,076)	(269,721)
Total Pacific Ethanol, Inc. Stockholders’ Equity (Deficit)	(100,069)	209,373
Noncontrolling interest in variable interest entity	42,271	42,823
Total stockholders’ equity (deficit)	(57,798)	252,196
Total Liabilities and Stockholders’ Equity (Deficit)	$298,819	$616,834

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008
Net sales	$316,560	$703,926
Cost of goods sold	338,607	737,331
Gross loss	(22,047)	(33,405)
Selling, general and administrative expenses	21,458	31,796
Asset impairments	252,388	40,900
Goodwill impairments	—	87,047
Loss from operations	(295,893)	(193,148)
Gain from write-off of liabilities	14,232	—
Other expense, net	(15,437)	(6,068)
Loss before reorganization costs and provision for income taxes	(297,098)	(199,216)
Reorganization costs	11,607	—
Provision for income taxes	—	—
Net loss	(308,705)	(199,216)
Net loss attributed to noncontrolling interest in variable interest entity	552	52,669
Net loss attributed to Pacific Ethanol, Inc.	$(308,153)	$(146,547)
Preferred stock dividends	$(3,202)	$(4,104)
Deemed dividend on preferred stock	—	(761)
Loss available to common stockholders	$(311,355)	$(151,412)
Loss per share, basic and diluted	$(5.45)	$(3.02)
Weighted-average shares outstanding, basic and diluted	57,084	50,147

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the Years Ended December 31,
	2009	2008
Net loss	$(308,705)	$(199,216)
Other comprehensive income, net of tax:
Cash flow hedges:
Net change in the fair value of derivatives, net of tax	—	2,383
Comprehensive loss attributed to Pacific Ethanol, Inc.	$(308,705)	$(196,833)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Compre-hensive Income (Loss)	Accumulated Deficit	Non-controlling Interest in VIE	Total
Balances, January 1, 2008	5,316	$5	40,606	$41	$402,932	$(2,383)	$(118,309)	$96,082	$378,368
Issuance of preferred stock, net of offering costs of $156	2,346	2	—	—	45,641	—	—	—	45,643
Conversion of preferred stock to common stock	(5,316)	(5)	10,632	10	(5)	—	—	—	—
Issuance of common, net of offering costs of $62	—	—	6,000	6	26,642	—	—	—	26,648
Share-based compensation expense – restricted stock to employees and directors, net of cancellations	—	—	512	1	2,981	—	—	—	2,982
Fair value of warrant issued	—	—	—	—	82	—	—	—	82
Deemed dividend and preferred stock dividends declared	—	—	—	—	761	—	(4,865)	—	(4,104)
Distributions by VIE	—	—	—	—	—	—	—	(590)	(590)
Comprehensive income (loss)	—	—	—	—	—	2,383	(146,547)	(52,669)	(196,833)
Balances, December 31, 2008	2,346	$2	57,750	$58	$479,034	$—	$(269,721)	$42,823	$252,196

Share-based compensation expense – restricted stock to employees and directors, net of cancellations	—	—	(280)	(1)	1,914	—	—	—	1,913
Preferred stock dividends declared	—	—	—	—	—	—	(3,202)	—	(3,202)
Comprehensive income (loss)	—	—	—	—	—	—	(308,153)	(552)	(308,705)
Balances, December 31, 2009	2,346	$2	57,470	$57	$480,948	$—	$(581,076)	$42,271	$(57,798)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2009	2008
Operating Activities:
Net loss	$(308,705)	$(199,216)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash reorganization costs:
Write-off of unamortized deferred financing fees	7,545	—
Settlement of accrued liability	(2,008)	—
Gain from write-off of liabilities	(14,232)	—
Asset impairments	252,388	40,900
Goodwill impairments	—	87,047
Depreciation and amortization of intangibles	34,876	26,608
Inventory valuation	873	6,415
(Gain) loss on derivative instruments	(3,671)	1,138
Amortization of deferred financing costs	1,193	2,018
Non-cash compensation and consulting expense	1,924	3,015
Bad debt expense (recovery)	(955)	2,191
Changes in operating assets and liabilities:
Accounts receivable	12,015	2,020
Restricted cash	2,315	(1,740)
Inventories	5,404	(1,596)
Prepaid expenses and other assets	2,434	(4,126)
Prepaid inventory	(1,176)	1,022
Accounts payable and accrued expenses	(3,138)	(20,579)
Accounts payable and accrued expenses, related party	6,616	(292)
Net cash used in operating activities	$(6,302)	$(55,175)
Investing Activities:
Additions to property and equipment	$(4,304)	$(152,635)
Proceeds from sales of available-for-sale investments	7,679	11,573
Proceeds from sale of equipment	—	206
Net cash provided by (used in) investing activities	$3,375	$(140,856)
Financing Activities:
Proceeds from borrowings under DIP Financing	$19,827	$—
Proceeds from related party borrowings	2,000	—
Proceeds from other borrowings	—	157,322
Net proceeds from issuance of preferred stock and warrants	—	45,643
Net proceeds from issuance of common stock and warrants	—	26,649
Principal payments paid on borrowings	(12,821)	(20,787)
Cash paid for debt issuance costs	—	(1,818)
Preferred share dividend paid	—	(4,104)
Dividend payments to noncontrolling interests	—	(1,115)
Net cash provided by financing activities	$9,006	$201,790
Net increase in cash and cash equivalents	6,079	5,759
Cash and cash equivalents at beginning of period	11,466	5,707
Cash and cash equivalents at end of period	$17,545	$11,466

Supplemental Information:
Interest paid ($0 and $9,186 capitalized)	$3,349	$20,602

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the Years Ended December 31,
	2009	2008
Non-cash financing and investing activities:
Preferred stock dividend declared	$3,202	$—
Deemed dividend on preferred stock	$—	$761
Accounts payable converted to short-term note payable	$—	$1,500
Capital lease obligations	$75	$810

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS.

Organization and Business – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and all of its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation (“PEI California”), Kinergy Marketing, LLC, an Oregon limited liability company (“Kinergy”), and the consolidated financial statements of Front Range Energy, LLC, a Colorado limited liability company (“Front Range”), a variable-interest entity of which Pacific Ethanol, Inc. owns 42% (collectively, the “Company”).

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

The Company’s four ethanol facilities, which produce ethanol and its co-products, are as follows:

Facility Name	Facility Location	Estimated Annual Production Capacity (gallons)	Current Operating Status

Magic Valley	Burley, ID	60,000,000	Operating
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Idled
Mader	Madera, CA	40,000,000	Idled

In addition, the Company owns a 42% interest in Front Range, which owns a facility located in Windsor, Colorado, with annual production capacity of up to 50 million gallons.

On March 23, 2005, the Company completed a share exchange transaction with the shareholders of PEI California and the holders of the membership interests of Kinergy and ReEnergy, LLC, pursuant to which the Company acquired all of the issued and outstanding capital stock of PEI California and all of the outstanding membership interests of Kinergy and ReEnergy, LLC (the “Share Exchange Transaction”). Immediately prior to the consummation of the Share Exchange Transaction, the Company’s predecessor, Accessity Corp., a New York corporation (“Accessity”), reincorporated in the State of Delaware under the name “Pacific Ethanol, Inc.” through a merger of Accessity with and into its then-wholly-owned Delaware subsidiary named Pacific Ethanol, Inc., which was formed for the purpose of effecting the reincorporation (the “Reincorporation Merger”). In connection with the Reincorporation Merger, the shareholders of Accessity became stockholders of the Company and the Company succeeded to the rights, properties and assets and assumed the liabilities of Accessity.

FASB Codification – The Financial Accounting Standards Board (“FASB”) sets generally accepted accounting principles in the United States (“GAAP”) that the Company follows to ensure it has consistently reported its financial condition, results of operations and cash flows. Over the years, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, Interpretations, Staff Positions, Emerging Issues Task Force Consensuses and American Institute of Certified Public Accountants Statements of Position (“SOPs”), etc. Over the years, many of these standards have been interpreted and amended several times and in many forms.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The FASB recognized the complexity of its standard-setting process and embarked on a revised process which resulted in the FASB Accounting Standards Codification (“Codification” or “ASC”). To the Company, this means instead of following the guidance in SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) for its accounting and reporting of its restructuring under the protection of Chapter 11 of the U.S. Bankruptcy Code, it now follows the guidance in FASB ASC 852, Reorganizations. The Codification does not change how the Company accounts for its transactions or the nature of the related disclosures made. However, when referring to guidance issued by the FASB, the Company will now refer to sections in the ASC rather than original guidance.

Chapter 11 Filings – On May 17, 2009, five indirect wholly-owned subsidiaries of Pacific Ethanol, Inc., namely, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Bankrupt Debtors”) each commenced a case by filing voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in an effort to restructure their indebtedness (“Chapter 11 Filings”).

Neither Pacific Ethanol, as the parent company, nor any of its other direct or indirect subsidiaries, including Kinergy and Pacific Ag. Products, LLC (“PAP”), have filed petitions for relief under the Bankruptcy Code. The Bankrupt Debtors may not be able to confirm a plan of reorganization, and the Company may not be able to restructure its debt and raise sufficient capital in a timely manner, and therefore may need to seek further protection under the Bankruptcy Code, including at the parent company level. See “Liquidity” immediately below.

The Company continues to manage the Bankrupt Debtors pursuant to asset management agreements and Kinergy and PAP continue to market and sell their ethanol and feed production pursuant to existing marketing agreements. The Bankrupt Debtors continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court.

Basis of Presentation and Liquidity – The consolidated financial statements and related notes have been prepared in accordance with GAAP and include the accounts of Pacific Ethanol, each of its wholly-owned subsidiaries and Front Range. All significant intercompany accounts and transactions have been eliminated in consolidation.

As a result of ethanol industry conditions that have negatively affected the Company’s business and ongoing financial difficulties, the Company believes it has sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs until either June 30, 2010, if the Company is unable to timely close a prospective $5.0 million credit facility, or through December 31, 2010, if the Company is able to timely close the credit facility and either pay or further defer a $1.5 million payable owed to a judgment creditor on June 30, 2010. These expectations concerning the Company’s available liquidity until June 30, 2010 or through December 31, 2010 presume that Lyles does not pursue any action against the Company due to the Company’s default on an aggregate of $21.5 million of remaining principal, plus accrued interest and fees, and that the Company maintains its current levels of borrowing availability under Kinergy’s line of credit. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking a confirmed plan of reorganization in connection with the Chapter 11 Filings and is seeking to raise additional debt or equity financing, or both, but there can be no assurance that the Company will be successful. If the Company cannot confirm a plan of reorganization in connection with the Chapter 11 Filings and raise sufficient capital in a timely manner, the Company may need to seek further protection under the Bankruptcy Code, including at the Parent company level.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies and WDG to dairy operators and animal feed distributors generally without requiring collateral. Due to a limited number of ethanol customers, the Company had significant concentrations of credit risk from sales of ethanol as of December 31, 2009 and 2008, as described below.

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

The allowance for doubtful accounts was $1,016,000 and $2,210,000 as of December 31, 2009 and 2008, respectively. The Company recorded a bad debt recovery of $955,000 for the year ended December 31, 2009 and a bad debt expense of $2,191,000 for the year ended December 31, 2008. The Company does not have any off-balance sheet credit exposure related to its customers.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells fuel-grade ethanol to gasoline refining and distribution companies. The Company had sales to customers representing 10% or more of total net sales as follows:

	Years Ended December 31,
	2009	2008
Customer A	19%	19%
Customer B	13%	13%

As of December 31, 2009, the Company had accounts receivable due from these customers totaling $2,536,000, representing 20% of total accounts receivable. As of December 31, 2008, the Company had accounts receivable due from these customers totaling $5,496,000, representing 23% of total accounts receivable.

The Company purchases fuel-grade ethanol and corn, its largest cost component in producing ethanol, from its suppliers. The Company had purchases from ethanol and corn suppliers representing 10% or more of total purchases by the Company in the purchase and production of ethanol as follows:

	Years Ended December 31,
	2009	2008
Supplier A	17%	5%
Supplier B	15%	27%
Supplier C	13%	0%
Supplier D	10%	22%

Restricted Cash – Current Asset – The restricted cash balances of $205,000 and $2,520,000 as of December 31, 2009 and 2008, respectively, were the balance of deposits held at the Company’s trade broker in connection with trading instruments entered into as part of the Company’s hedging strategy.

Inventories – Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$5,957	$9,000
Work in progress	2,230	1,895
Finished goods	2,483	5,994
Other	1,461	1,519
Total	$12,131	$18,408

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets – The Company amortizes intangible assets with definite lives using the straight-line method over their established lives, generally 2-10 years. Additionally, the Company will test these assets with established lives for impairment if conditions exist that indicate that carrying values may not be recoverable. Possible conditions leading to the unrecoverability of these assets include changes in market conditions, changes in future economic conditions or changes in technological feasibility that impact the Company’s assessments of future operations. If the Company determines that an impairment charge is needed, the charge will be recorded in selling, general and administrative expenses in the consolidated statements of operations.

Deferred Financing Costs – Deferred financing costs, which are included in other assets, are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method. To the extent these fees relate to facility construction, a portion is capitalized with the related interest expense into construction in progress until such time as the facility is placed into operation. However, in accordance with FASB ASC 852, upon the Chapter 11 Filings, the Bankrupt Debtors wrote off approximately $7,545,000 of their unamortized deferred financing fees related to their term loans and working capital lines of credit, which are reclassified as liabilities subject to compromise in the Company’s consolidated balance sheet as of December 31, 2009. Amortization of deferred financing costs was $1,193,000 and $2,018,000 for the years ended December 31, 2009 and 2008, respectively. Unamortized deferred financing costs was $1,035,000 at December 31, 2009.

Derivative Instruments and Hedging Activities – Derivative transactions, which can include forward contracts and futures positions on the New York Mercantile Exchange and the Chicago Board of Trade and interest rate caps and swaps are recorded on the balance sheet as assets and liabilities based on the derivative’s fair value. Changes in the fair value of the derivative contracts are recognized currently in income unless specific hedge accounting criteria are met. If derivatives meet those criteria, effective gains and losses are deferred in accumulated other comprehensive income (loss) and later recorded together with the hedged item in income. For derivatives designated as a cash flow hedge, the Company formally documents the hedge and assesses the effectiveness with associated transactions. The Company has designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales.

Consolidation of Variable-Interest Entities – The Company has determined that Front Range meets the definition of a variable interest entity. The Company has also determined that it is the primary beneficiary and is therefore required to treat Front Range as a consolidated subsidiary for financial reporting purposes rather than use equity investment accounting treatment. As a result, the Company consolidates the financial results of Front Range, including its entire balance sheet with the balance of the noncontrolling interest displayed as a component of equity, and the income statement after intercompany eliminations with an adjustment for the noncontrolling interest as net income (loss) attributed to noncontrolling interest in variable interest entity. As long as the Company is deemed the primary beneficiary of Front Range, it must treat Front Range as a consolidated subsidiary for financial reporting purposes.

Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. The Company derives revenue primarily from sales of ethanol and related co-products. The Company recognizes revenue when title transfers to its customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, the Company engages in three basic types of revenue generating transactions:

●	As a producer. Sales as a producer consist of sales of the Company’s inventory produced at its ethanol production facilities.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

●
As an agent. Sales as an agent consist of sales to customers through purchases from third-party suppliers in which, depending upon the terms of the transactions, title to the product may technically pass to the Company, but the risks and rewards of inventory ownership remain with third-party suppliers as the Company receives a predetermined service fee under these transactions and therefore acts predominantly in an agency capacity.

The Company records revenues based upon the gross amounts billed to its customers in transactions where the Company acts as a producer or a merchant and obtains title to ethanol and its co-products and therefore owns the product and any related, unmitigated inventory risk for the ethanol, regardless of whether the Company actually obtains physical control of the product.

When the Company acts in an agency capacity, it recognizes revenue on a net basis or recognizes its predetermined agency fees and any associated freight only, based upon the amount of net revenues retained in excess of amounts paid to suppliers. Revenue from sales of third-party ethanol and co-products is recorded net of costs when the Company is acting as an agent between the customer and supplier and gross when the Company is a principal to the transaction. Several factors are considered to determine whether the Company is acting as an agent or principal, most notably whether the Company is the primary obligor to the customer and whether the Company has inventory risk and related risk of loss. Consideration is also given to whether the Company has latitude in establishing the sales price or has credit risk, or both.

Shipping and Handling Costs – Shipping and handling costs are classified as a component of cost of goods sold in the accompanying consolidated statements of operations.

Stock-Based Compensation – The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award on the date of grant. Fair value is determined as the closing market price of the Company’s common stock on the date of grant of the restricted stock. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and revised, if necessary, in the second quarter of each year, if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested option forfeitures at 3% as of December 31, 2009 and 2008. The Company recognizes stock-based compensation expense as a component of general and administrative expenses in the consolidated statements of operations.

Impairment of Long-Lived Assets – The Company assesses the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of assets could be less than their net book value. In such event, the Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset (or asset group) is expected to generate plus the net proceeds expected from the sale of the asset (or asset group). If this amount is less than the carrying value of the asset (or asset group), the Company will then determine the fair value of the asset (or asset group). An impairment loss would be recognized when the fair value is less than the related asset’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and purchasing decisions of the Company’s customers.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes – Income taxes are accounted for under the asset and liability approach, where deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of other expense and operating expense, respectively.

Loss Per Share – Basic loss per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net loss and are considered in the calculation of loss available to common stockholders in computing basic loss per share.

The following table computes basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2009	2008
Numerator (basic and diluted):
Net loss	$(308,153)	$(146,547)
Preferred stock dividends	(3,202)	(4,104)
Deemed dividend on preferred stock	—	(761)
Loss available to common stockholders	$(311,355)	$(151,412)
Denominator:
Weighted-average common shares outstanding – basic and diluted	57,084	50,147
Loss per share – basic and diluted	$(5.45)	$(3.02)

The Company is in arrears on all of the accrued dividends on its preferred stock of $3,202,000, or $0.06 per common share. There were an aggregate of 7,038,000 and 10,930,000 of potentially dilutive shares from stock options, common stock warrants and convertible securities outstanding as of December 31, 2009 and 2008, respectively. These options, warrants and convertible securities were not considered in calculating diluted loss per common share for the years ended December 31, 2009 and 2008, as their effect would be anti-dilutive. As a result, for each of the years ended December 31, 2009 and 2008, the Company’s basic and diluted loss per share are the same. As discussed in Note 17, the Company intends to issue additional shares of its common stock in satisfaction a portion of its indebtedness.

Financial Instruments – The carrying value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. Except as noted below, the Company believes the carrying values of its notes payable and long-term debt approximate fair value because the interest rates on these instruments are variable.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes the carrying values and estimated fair values of its current portion of long-term notes payable are as follows at December 31, 2008 (in thousands):

Carrying Value	$291,925
Estimated Fair Value	$125,136

The Company estimated the fair value of its current portion of long-term notes payable associated with its Debt Financing, which at the time was in forbearance consistent with its related interest rate caps and swaps. As discussed in Note 14, the Company applied a 40% standard market recovery rate to its caps and swaps, and accordingly, applied the rate to its related debt carrying value.

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining allowance for doubtful accounts, estimated lives of property and equipment and intangibles, goodwill and long-lived asset impairments, valuation allowances on deferred income taxes, and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassification had no effect on the net loss reported in the consolidated statements of operations.

Recently Issued Accounting Pronouncements – On June 12, 2009, the FASB amended its guidance to FASB ASC 810, Consolidations, surrounding a company’s analysis to determine whether any of its variable interest entities constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company will adopt these provisions beginning on January 1, 2010. The Company is currently evaluating whether this guidance will have a material effect on its financial condition or results of operations.

On May 28, 2009, the FASB issued FASB ASC 855, Subsequent Events, which provides guidance on management’s assessment of subsequent events. Historically, management had relied on United States auditing literature for guidance on assessing and disclosing subsequent events. FASB ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. The guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. The guidance is effective prospectively for interim and annual financial periods ending after June 15, 2009. The Company adopted the provisions of FASB ASC 855 for its reporting period ending June 30, 2009 and its adoption did not have a material impact on the Company’s financial condition or results of operations. The Company has evaluated subsequent events up through the date of the filing of this report with the Securities and Exchange Commission.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2009, the Company adopted the provisions of FASB ASC 810, Consolidations, which amended existing guidance that changed the Company’s classification and reporting for its noncontrolling interests in its variable interest entity to a component of stockholders’ equity (deficit) and other changes to the format of its financial statements. Except for these changes in classification, the adoption of FASB ASC 810 did not have a material impact on the Company’s financial condition or results of operations.

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

On January 1, 2009, the Company adopted the provisions of FASB ASC 815, Derivatives and Hedging, which mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of these provisions did not have a material impact on the Company’s financial condition or results of operations.

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

2.	VARIABLE INTEREST ENTITY.

On October 17, 2006, the Company entered into a Membership Interest Purchase Agreement with Eagle Energy to acquire Eagle Energy’s 42% interest in Front Range. Front Range was formed on July 29, 2004 to construct and operate a 50 million gallon dry mill ethanol facility in Windsor, Colorado. Front Range began producing ethanol in June 2006.

The Company has determined that Front Range meets the definition of a variable interest. The Company has also determined that it is the primary beneficiary and is therefore required to treat Front Range as a consolidated subsidiary for financial reporting purposes rather than use equity investment accounting treatment. As a result, the Company consolidates the financial results of Front Range, including its entire balance sheet with the balance of the noncontrolling interest displayed as a component of equity, and its income statement after intercompany eliminations with an adjustment for the noncontrolling interest in net income. As long as the Company is deemed the primary beneficiary of Front Range, it must treat Front Range as a consolidated subsidiary for financial reporting purposes.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Company’s acquisition of its ownership interest in Front Range, the Company, directly or through one of its subsidiaries, had entered into certain marketing and management agreements with Front Range.

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

The Company entered into a grain supply agreement with Front Range on August 20, 2005 (amended October 17, 2006) under which the Company was to negotiate on behalf of Front Range all grain purchase, procurement and transport contracts. The Company was to receive a $1.00 per ton fee related to this service. The grain supply agreement expired in May 2009.

The Company entered into a WDG marketing and services agreement with Front Range on August 19, 2005 (amended October 17, 2006) that provided the Company with the exclusive right to market and sell all of Front Range’s WDG production. The Company was to receive the greater of a 5% fee of the amount sold or $2.00 per ton. The WDG marketing and services agreement had a term of two and a half years with provisions for annual automatic renewal thereafter. In February 2009, the Company and Front Range terminated this agreement and entered into a new agreement with similar terms. The revised WDG marketing and services agreement expired in May 2009.

3.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Facilities and plant equipment	$307,142	$549,829
Land	5,566	5,778
Other equipment, vehicles and furniture	4,749	4,787
Water rights – capital lease	1,613	1,613
Construction in progress	2,445	11,655
	321,515	573,662
Accumulated depreciation	(77,782)	(43,625)
	$243,733	$530,037

In 2008, the Company performed its impairment analysis for the asset group associated with its suspended plant construction project in the Imperial Valley near Calipatria, California (the “Imperial Project”). The asset group consisted of construction in progress of $43,751,000. In November 2008, the Company began proceedings to liquidate these assets and liabilities. After assessing the estimated undiscounted cash flows, the Company recorded an impairment charge of $40,900,000, thereby reducing its property and equipment by that amount for the year ended December 31, 2008. As developments occurred, the Company further impaired these assets by an additional $2,200,000 for the nine months ended September 30, 2009. In the fourth quarter of 2009, the assets were sold and the resulting cash proceeds and settlement of the remaining liabilities were deemed out of the Company’s control as they had been assigned to a trustee. As such, the Company wrote-off its remaining liabilities, resulting in a gain of $14,232,000, which was recorded in the Company’s statements of operations for the year ended December 31, 2009.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, through its Bankrupt Debtors, maintains ethanol production facilities, with installed capacity of 200 million gallons per year. The carrying value of these facilities at December 31, 2009 was approximately $407,657,000. In accordance with the Company’s policy for evaluating impairment of long-lived assets in accordance with FASB ASC 360, Property, Plant and Equipment, management evaluated these facilities for possible impairment based on projected future cash flows from these facilities. As the Bankrupt Debtors are currently involved in the Chapter 11 Filings, and as it continues to negotiate its reorganization, there are different probable scenarios that may arise as the results of such negotiations. As such, the Company evaluated the various cash flow scenarios using a probability-weighted analysis. The analysis resulted in cash flows that were less than the carrying values of the facilities at December 31, 2009. As such, the Company determined the fair value of these facilities at approximately $160,000,000, which was $247,657,000 below their carrying values, resulting in a noncash impairment charge. The Company’s estimate of fair value was based on both market transactions over the past year, for similar assets, giving more weight to those transactions that have more recently closed, as well as valuations contemplated as the Company continues its negotiations with its lenders and other interested parties. Some of the sales in early 2009 were of facilities in bankruptcy and may not be representative of transactions outside of bankruptcy. The Company’s estimated fair values of its facilities are highly subjective and may change in the future as additional information is obtained.

In connection with the Company’s construction of its four ethanol production facilities, it recorded capitalized interest during their construction, which is included in property and equipment. At December 31, 2009 and 2008, capitalized interest of $16,270,000 was included in facilities and plant equipment, before impairments and $60,000 and $1,410,000, respectively, is included in construction in progress. Depreciation expense, including idle property discussed below, was $34,160,000 and $25,940,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, two of the Company’s ethanol production facilities were idled due to adverse market conditions. The carrying values of these facilities totaled $80,000,000 at December 31, 2009. The Company continues to depreciate these assets which resulted in depreciation expense in the aggregate of $13,415,000 for the year ended December 31, 2009.

4.	INTANGIBLE ASSETS.

Intangible assets, including goodwill, consisted of the following (in thousands):

		December 31, 2009			December 31, 2008
	Useful Life (Years)	Gross	Accumulated Amortization/ Impairment	Net Book Value	Gross	Accumulated Amortization/ Impairment	Net Book Value
Non-Amortizing:
Goodwill recognized in business combinations		$88,168	$(88,168)	$—	$88,168	$(88,168)	$—
Tradename		2,678	—	2,678	2,678	—	2,678
Amortizing:
Customer relationships	10	4,741	(2,263)	2,478	4,741	(1,789)	2,952
Total goodwill and intangible assets		$95,587	$(90,431)	$5,156	$95,587	$(89,957)	$5,630

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill – The Company’s recorded goodwill of $88,168,000 originated from the Share Exchange Transaction and the Company’s purchase of its interest in Front Range. In 2008, the Company adjusted its goodwill associated with its acquisition of its interest in Front Range resulting in a decrease of goodwill of $1,121,000. Additionally, the Company performed its annual review of impairment of goodwill and estimated the fair value of its single reporting unit to be below its carrying value. As a result, the Company recognized an impairment charge on its remaining goodwill of $87,047,000, reducing its goodwill balance to zero. The Company did not record any goodwill impairments for the year ended December 31, 2009.

Tradename – The Company recorded tradename of $2,678,000 as part of the Share Exchange Transaction. The Company determined that the tradename has an indefinite life and therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment on its tradename for the years ended December 31, 2009 and 2008.

Customer Relationships – The Company recorded customer relationships of $4,741,000 as part of the Share Exchange Transaction. The Company has established a useful life of ten years for these customer relationships.

Amortization expense associated with intangible assets totaled $474,000 and $693,000 for the years ended December 31, 2009 and 2008, respectively. The weighted-average unamortized life of the customer relationships is 5.2 years.

The expected amortization expense relating to amortizable intangible assets in each of the five years after December 31, 2009 are (in thousands):

Years Ended December 31,	Amount
2010	$474
2011	474
2012	474
2013	474
2014	474
Thereafter	108
Total	$2,478

5.	DERIVATIVES.

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

For the year ended December 31, 2009, the Company recorded an effective loss of $17,000 and a loss from ineffectiveness in the amount of $85,000, both of which were recorded in cost of goods sold. For the year ended December 31, 2008, the Company recorded an effective gain of $566,000 and a loss from ineffectiveness in the amount of $991,000. There were no balances remaining on these derivatives as of December 31, 2009 and 2008.

Commodity Risk – Non-Designated Hedges – As part of the Company’s risk management strategy, it uses forward contracts on corn, crude oil and reformulated blendstock for oxygenate blending gasoline to lock in prices for certain amounts of corn, denaturant and ethanol, respectively. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized a loss of $249,000 and $2,395,000 as the change in the fair value of these contracts for the years ended December 31, 2009 and 2008, respectively. The notional balances remaining on these contracts as of December 31, 2009 and 2008 were $319,000 and $4,215,000, respectively.

Interest Rate Risk – As part of the Company’s interest rate risk management strategy, the Company uses derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. The rate for notional balances of interest rate caps ranging from $4,268,000 to $16,063,000 is 5.50%-6.00% per annum. The rate for notional balances of interest rate swaps ranging from $543,000 to $38,000,000 is 5.01%-8.16% per annum.

These derivatives are designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. Ineffectiveness, reflecting the degree to which the derivative does not offset the underlying exposure, is recognized immediately in other income (expense). For the year ended December 31, 2009, gains from effectiveness in the amount of $190,000 and gains from undesignated hedges in the amount of $2,529,000 were recorded in other income (expense). For the year ended December 31, 2008, gains from ineffectiveness in the amount of $4,999,000, gains from effectiveness in the amount of $75,000 and losses from undesignated hedges in the amount of $6,456,000 were recorded in other income (expense). These gains and losses resulted primarily from the Company’s efforts to restructure its debt financing, therefore making it not probable that the related borrowings would be paid as designated. As such, the Company de-designated certain of its interest rate caps and swaps.

The Company marked its derivative instruments to fair value at each period end, except for those derivative contracts that qualified for the normal purchase and sale exemption.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of December 31, 2009
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

			Derivative instruments	$971
Interest rate contracts	Other current assets	$21	Liabilities subject to compromise	2,875
		$21		$3,846

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follow (in thousands):

		Gain (Loss) Recognized
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2009	2008

Interest rate contracts	Other expense, net	$2,529	$(6,456)
		$2,529	$(6,456)

The gains for the year ended December 31, 2009 resulted primarily from the Company’s efforts to restructure its debt financing and, therefore, making it not probable that the related borrowings would be paid as designated. As such, the Company de-designated certain of its interest rate caps and swaps. The losses for the year ended December 31, 2008 resulted primarily from the Company’s deferral of constructing its Imperial Valley facility.

6.	DEBT.

Long-term borrowings are summarized in the table below (in thousands):

	December 31,
	2009	2008
Notes payable to related party	$31,500	$31,500
DIP Financing and rollup	39,654	—
Notes payable to related parties	2,000	—
Kinergy operating line of credit	2,452	10,482
Swap note	13,495	14,987
Variable rate note	—	582
Front Range operating line of credit	—	1,200
Water rights capital lease obligations	1,003	1,123
Term loans and working capital lines of credit	—	246,483
	90,104	306,357
Less short-term portion	(77,365)	(291,925)
Long-term debt	$12,739	$14,432

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable to Related Party – In November 2007, Pacific Ethanol Imperial, LLC (“PEI Imperial”), an indirect subsidiary of the Company, borrowed $15,000,000 from Lyles United, LLC (“Lyles United”) under a Secured Promissory Note containing customary terms and conditions. The loan accrued interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 2.00%, computed on the basis of a 360-day year of twelve 30-day months. The loan was due 90-days after issuance or, if extended at the option of PEI Imperial, 365-days after the end of such 90-day period. This loan was extended by PEI Imperial to February 25, 2009. The Secured Promissory Note provided that if the loan was extended, the Company was to issue a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The Company issued this warrant simultaneously with the closing of the sale of the Company’s Series B Preferred Stock on March 27, 2008. The warrant expired unexercised in September 2009.

In December 2007, PEI Imperial borrowed an additional $15,000,000 from Lyles United under a second Secured Promissory Note containing customary terms and conditions. The loan accrued interest at a rate equal to the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 4.00%, computed on the basis of a 360-day year of twelve 30-day months. The loan was due on March 31, 2008, but was extended at the option of PEI Imperial, to March 31, 2009. As a result of the extension, the interest rate increased by 2.00% to the rate indicated above.

In November 2008, PEI Imperial restructured its aggregate $30,000,000 loan from Lyles United by paying all accrued and unpaid interest thereon and assigning the aforementioned two Secured Promissory Notes to the Company. The Company issued an Amended and Restated Promissory Note in the principal amount of $30,000,000 and Lyles United cancelled the two Secured Promissory Notes. The Amended and Restated Promissory Note was due March 15, 2009 and accrues interest at the Prime Rate of interest as reported from time to time in The Wall Street Journal, plus 3.00%, computed on the basis of a 360-day year of twelve 30-day months. The Company and Lyles United jointly instructed Pacific Ethanol California, Inc. (“PEI California”) pursuant to an Irrevocable Joint Instruction Letter to remit directly to Lyles United any cash distributions received by PEI California on account of its ownership interests in PEI Imperial and Front Range until such time as the Amended and Restated Promissory Note is repaid in full. In addition, PEI California entered into a Limited Recourse Guaranty to the extent of such cash distributions in favor of Lyles United. Finally, PAP entered into an Unconditional Guaranty as to all of the Company’s obligations under the Amended and Restated Promissory Note and pledged all of its assets as security therefor pursuant to a Security Agreement.

In October 2008, upon completion of the Stockton facility, the Company converted final unpaid construction costs to an unsecured note payable. The note payable is between the Company and Lyles Mechanical Co. in the principal amount of $1,500,000 and was due with accrued interest on March 31, 2009. Interest accrues at the Prime Rate of interest as reported from time to time in the Wall Street Journal, plus 2.00%, computed on the basis of a 360-day year of twelve 30-day months.

In February 2009, the Company notified Lyles United and Lyles Mechanical Co. (collectively “Lyles”) that it would not be able to pay off its notes due March 15 and March 31, 2009 and as a result, entered into a forbearance agreement. Under the terms of the forbearance agreement, Lyles agreed to forbear from exercising their rights and remedies against the Company through April 30, 2009. These forbearances have not been extended.

The Company has announced agreements designed to satisfy this indebtedness. These agreements are between a third party and Lyles under which Lyles may transfer its claims in respect of the Company’s indebtedness in $5.0 million tranches, which claims the third party may then settle in exchange for shares of the Company’s common stock. Through the filing of this report, Lyles claims in respect of an aggregate of $10.0 million of Company indebtedness have been settled through this process. However, the Company may be unable to settle any further claims in respect of this indebtedness unless and until the Company receives stockholder approval of this arrangement as The NASDAQ Stock Market imposes on its listed companies certain limitations on the number of shares issuable in certain transactions.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIP Financing – Certain of the Bankrupt Debtors’ existing lenders (the “DIP Lenders”) entered into a credit agreement for up to a total of $20,000,000 (“DIP Financing”), not including the DIP Rollup amount (as defined below). In October 2009, the DIP Financing amount was increased to a total of $25,000,000. The DIP Financing was initially approved by the Bankruptcy Court on June 3, 2009, and the Bankruptcy Court approved the October 2009 increase on October 23, 2009. The DIP Financing provides for a first priority lien in the Chapter 11 Filings. Proceeds of the DIP Financing will be used, among other things, to fund the working capital and general corporate needs of the Company and the costs of the Chapter 11 Filings in accordance with an approved budget. The DIP Financing currently matures on March 31, 2010, or sooner if certain covenants are not maintained. These covenants include various reporting requirements to the DIP Lenders, as well as confirmation of a plan of reorganization prior to the maturity date. The Company believes it is in compliance with the DIP Financing covenants. The DIP Financing allows the DIP Lenders a first priority lien on a dollar-for-dollar basis of their term loans and working capital lines of credit funded prior to the Chapter 11 Filings for each dollar of DIP Financing. As the Bankrupt Debtors draw down on their DIP Financing, an equivalent amount is reclassified from liabilities subject to compromise to DIP financing and rollup (“DIP Rollup”). As of December 31, 2009, the Bankrupt Debtors had received proceeds in the amount of $19,827,000 from the DIP Financing. After accounting for the DIP Rollup, the DIP Financing has a total balance of $39,654,000. The interest rate at December 31, 2009, was approximately 14% per annum.

Notes Payable to Related Parties – On March 31, 2009, the Company’s Chairman of the Board and its Chief Executive Officer provided funds totaling $2,000,000 for general cash and operating purposes, in exchange for two unsecured promissory notes payable by the Company. Interest on the unpaid principal amounts accrues at a rate per annum of 8.00%. All principal and accrued and unpaid interest on the promissory notes was due and payable in March 2010. The maturity date of these notes has been extended to January 5, 2011.

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

The original terms of the Loan Agreement provided for a credit facility in an aggregate amount of up to $40,000,000 based on Kinergy’s eligible accounts receivable and inventory levels, subject to any reserves established by Agent. Kinergy could also obtain letters of credit under the credit facility, subject to a letter of credit sublimit of $10,000,000. The credit facility was subject to certain other sublimits, including as to inventory loan limits. The Loan Agreement also contained restrictions on distributions of funds from Kinergy to the Company. In addition, the Loan Agreement contained a single financial covenant requiring that Kinergy generate EBITDA in certain specified amounts during 2008 and 2009.

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

In February 2009, Kinergy determined it had violated certain of its covenants, including its EBITDA covenant for 2008, and as a result, entered into an amendment and forbearance agreement (“Wachovia Forbearance”) with Agent and Wachovia. The Wachovia Forbearance identified certain defaults under the Loan Agreement, as to which Agent and Wachovia agreed to forebear from exercising their rights and remedies under the Loan Agreement commencing February 13, 2009 through April 30, 2009.

The Wachovia Forbearance reduced the aggregate amount of the credit facility from up to $40,000,000 to $10,000,000. The Wachovia Forbearance also increased the interest rates. Kinergy may borrow under the credit facility based upon (i) a rate equal to (a) the London Interbank Offered Rate (“LIBOR”), divided by 0.90 (subject to change based upon the reserve percentage in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System), plus (b) 4.50% depending on the amount of Kinergy’s EBITDA for a specified period, or (ii) a rate equal to (a) the greater of the prime rate published by Wachovia Bank from time to time, or the federal funds rate then in effect plus 0.50%, plus (b) 2.25% depending on the amount of Kinergy’s EBITDA for a specified period. In addition, Kinergy is required to pay an unused line fee at a rate equal to 0.375% as well as other customary fees and expenses associated with the credit facility and issuances of letters of credit. Kinergy’s obligations under the Loan Agreement are secured by a first-priority security interest in all of its assets in favor of Agent and Wachovia.

On May 17, 2009, Kinergy and the Company entered into an Amendment and Waiver Agreement (“Wachovia Amendment”) with Kinergy’s lender. Under the Wachovia Amendment, Kinergy’s monthly unused line fee increased from 0.375% to 0.500% of the amount by which the maximum credit under the Line of Credit exceeds the average daily principal balance. In addition, the Wachovia Amendment imposed a new $5,000 monthly servicing fee. The Wachovia Amendment also limited most payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy to $600,000 in any three month period and $2,400,000 in any twelve month period. The Amendment amends the definition of “Material Adverse Effect” to exclude the Chapter 11 Filings and certain other matters and clarifies that certain events of default do not extend to the Bankrupt Debtors. However, the Wachovia Amendment further made many events of default that previously were applicable only to Kinergy now applicable to the Company and its subsidiaries except for certain specified subsidiaries including the Bankrupt Debtors. Under the Wachovia Amendment, the term of the Line of Credit was reduced from three years to a term expiring on October 31, 2010. In addition, the Wachovia Amendment amended and restated Kinergy’s EBITDA covenants. The Wachovia Amendment also prohibited Kinergy from incurring any additional indebtedness (other than certain intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. Further, under the Wachovia Amendment, the lender waived all existing defaults under the Line of Credit. Kinergy was required to pay an amendment fee of $200,000 to the lender.

The Wachovia Amendment also required that, on or before May 31, 2009, the lender shall have received copies of financing agreements, in form and substance reasonably satisfactory to the lender, among the Company and certain of its subsidiaries and Lyles United, which agreements shall provide, among other things, for (i) a credit facility available to the Company of up to $2,500,000 over a term of eighteen months (or such shorter term but in no event prior to the maturity date of the Loan Agreement), (ii) the grant by the Company to Lyles United of a security interest in substantially all of the Company’s assets, including a pledge by the Company to Lyles United of the equity interest of the Company in Kinergy, and (iii) the use by the Company of borrowings thereunder for general corporate and other purposes in accordance with the terms thereof. The Company did not obtain the aforementioned financing with Lyles United and Kinergy did not meet the required EBITDA amount for the month ended August 31, 2009, but did meet the required EBITDA amount for the month ended September 30, 2009. In November 2009, Kinergy obtained an amendment from its lender, which removed the aforementioned financing requirement, waived the August 31, 2009 covenant violation and revised the EBITDA calculations for the remainder of 2009. Consequently, the Company believes that Kinergy is in compliance with the credit facility.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Front Range Operating Line of Credit – Front Range has a line of credit of $3,500,000 with a commercial bank to support working capital, specifically inventories and accounts receivable. The line of credit expires June 14, 2010 and bears a floating interest rate equal to the greater of 5.00% or the 30-day LIBOR plus 3.25-4.00%, depending on Front Range’s debt-to-net worth ratio. The line of credit is secured by substantially all of the assets of Front Range.

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

Variable Rate Note – The variable rate note was a term loan that carried a floating interest rate equal to the 90-day LIBOR plus 2.75-3.50%, depending on a debt-to-net worth ratio. The variable loan matured in five years and was amortized over ten years with a final payment due November 10, 2011. Quarterly payments of approximately $654,000 were applied in a cascading order, as follows: long-term revolving note interest, variable rate note interest, variable rate note principal and long-term revolving note principal. As of December 31, 2009, the variable rate note was paid in full.

Long-Term Revolving Note – The long-term revolving note is a revolving loan in the amount of $2,500,000 and carries a floating interest rate equal to the greater of 5.00% or the 30-day LIBOR, plus 3.25-4.00%, depending on a debt-to-net worth ratio. As of December 31, 2009, the interest rate was 5.00%. The revolving loan matures in five years, but is amortized over ten years with a final payment due August 10, 2011. Repayment terms are included above in the description of the variable rate note. As of December 31, 2009, there were no borrowings on the revolving note.

The three notes listed above represent permanent financing and are collateralized by a perfected, priority security interest in all of the assets of Front Range, including inventories and all rights, title and interest in all tangible and intangible assets of Front Range; a pledge of 100% of the ownership interest in Front Range; an assignment of all revenues produced by Front Range; a pledge and assignment of Front Range’s material contracts and documents, to the extent assignable; all contractual cash flows associated with such agreements; and any other collateral security as the lender may reasonably request.

These collateralizations restrict the assets and revenues as well as future financing strategies of Front Range, the Company’s variable interest entity, but do not apply to, nor have bearing upon any financing strategies that the Company may choose to undertake in the future.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and classification of assets that are collateral for the obligations of Front Range at December 31, 2009 are as follows (in thousands):

Current assets	$17,046
Property and equipment	44,648
Other assets	261
Total collateralized assets	$61,955

Front Range is subject to certain loan covenants. Under these covenants, Front Range is required to maintain a certain fixed-charge coverage ratio, a minimum level of working capital and a minimum level of net worth. The covenants also set a maximum amount of additional debt that may be incurred by Front Range. The covenants also limit annual distributions that may be made to owners of Front Range, including the Company, based on Front Range’s leverage ratio. The Company believes that Front Range was in compliance with its covenants with its lender as of December 31, 2009.

Water Rights Capital Lease – The water rights capital lease obligation relates to a lease agreement with the Town of Windsor for augmentation water for use in Front Range’s production processes. The lease required an initial payment of $400,000, paid in 2006, and annual payments of $160,000 per year for the following ten years. The future payments were discounted using a 5.25% interest rate which was comparable to available borrowing rates at the time of execution of the agreement. The obligation has been recorded as a capital lease and included in long-term obligations and the related asset has been included in property and equipment.

Term Loans & Working Capital Lines of Credit – In connection with financing the Company’s construction of its four ethanol production facilities, in 2007, the Company entered into a debt financing transaction through its wholly-owned indirect subsidiaries. These subsidiaries are now the Bankrupt Debtors and these loans are discussed in more detail in Note 7.

Interest Expense on Borrowings – Interest expense on all borrowings discussed above, which excludes certain liabilities of the Bankrupt Debtors, was $15,253,000 and $12,271,000 for the years ended December 31, 2009 and 2008, respectively. These amounts were net of capitalized interest and deferred financing fees of $0 and $9,186,000 for the years ended December 31, 2009 and 2008, respectively, and included the Company’s construction costs of plant and equipment.

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including liabilities subject to compromise for which interest expense is not recognized in accordance with the provisions of FASB ASC 852. The Bankrupt Debtors did not record contractual interest expense on certain unsecured prepetition debt subject to compromise from the date of the Chapter 11 Filings. The Bankrupt Debtors are however, accruing interest on their DIP Financing and related Rollup Debt as these amounts are likely to be paid in full upon confirmation of a plan of reorganization. For the year ended December 31, 2009, the Bankrupt Debtors recorded interest expense of approximately $11,508,000. Had the Bankrupt Debtors accrued interest on all of their liabilities subject to compromise from May 17, 2009 through December 31, 2009, the Bankrupt Debtors’ interest expense for the year ended December 31, 2009 would have been approximately $28,993,000.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of long-term debt maturing, including current debt in forbearance, due in each of the next five years are included below (in thousands):

Years Ended December 31,	Amount
2010	$77,365
2011	12,038
2012	139
2013	130
2014	137
Thereafter	295
Total	$90,104

7.	LIABILITIES SUBJECT TO COMPROMISE

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

Liabilities subject to compromise are as follows (in thousands):

December 31, 2009
Term loans	$209,750
Working capital lines of credit	16,906
Accounts payable trade and accrued expenses	12,886
Derivative instruments – interest rate swaps	2,875
Total liabilities subject to compromise	$242,417

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

As discussed above in Note 6, the DIP Lenders provided DIP Financing for up to a total of $25,000,000. The DIP Financing has been approved by the Bankruptcy Court and provides for a first-priority lien in the Chapter 11 Filings. The DIP Financing also allows the DIP Lenders a first-priority lien on a dollar-for-dollar basis of their term loans and working capital lines of credit funded prior to the Chapter 11 Filings for each dollar of DIP Financing. As the Bankrupt Debtors draw down on their DIP financing, an equivalent amount is reclassified from liabilities subject to compromise to DIP Financing.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	REORGANIZATION COSTS.

In accordance with FASB ASC 852, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. During the year ended December 31, 2009, the Bankrupt Debtors settled a prepetition accrued liability with a vendor, resulting in a realized gain. Professional fees directly related to the reorganization include fees associated with advisors to the Bankrupt Debtors, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code. As discussed in Note 1, the Company wrote off a portion of its unamortized deferred financing fees on the debt which is considered to be unlikely to be repaid by the Bankrupt Debtors.

The Bankrupt Debtors’ reorganization costs for the year ended December 31, 2009 consists of the following (in thousands):

Write-off of unamortized deferred financing fees	$7,545
Settlement of accrued liability	(2,008)
Professional fees	5,198
DIP financing fees	750
Trustee fees	122
Total	$11,607

9.	INCOME TAXES.

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

The Company recorded no provision for income taxes for the years ended December 31, 2009 and 2008.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2009	2008
Statutory rate	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(5.4)	(4.3)
Change in valuation allowance	40.2	37.6
Impairment of goodwill	0.0	1.1
Valuation allowance relating to equity items	0.0	0.7
Other	0.2	(0.1)
Effective rate	0.0%	0.0%

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$97,043	$61,474
Impairment of asset group	100,661	16,188
Investment in partnerships	4,365	8,852
Deferred financing costs	5,476	—
Derivative instruments mark-to-market	1,157	2,452
Stock-based compensation	3,309	2,494
Other accrued liabilities	161	124
Other	918	1,920
Total deferred tax assets	213,090	93,504

Deferred tax liabilities:
Fixed assets	(22,681)	(26,952)
Intangibles	(2,088)	(2,265)
Total deferred tax liabilities	(24,769)	(29,217)

Valuation allowance	(189,412)	(65,378)
Net deferred tax liabilities	$(1,091)	$(1,091)

Classified in balance sheet as:
Deferred income tax benefit (current assets)	$—	$—
Deferred income taxes (long-term liability)	(1,091)	(1,091)
	$(1,091)	$(1,091)

At December 31, 2009 and 2008, the Company had federal net operating loss carryforwards of approximately $255,968,000 and $151,426,000, and state net operating loss carryforwards of approximately $248,908,000 and $142,664,000, respectively. These net operating loss carryforwards expire at various dates beginning in 2013. The deferred tax asset for the Company’s net operating loss carryforwards at December 31, 2009 does not include $5,443,000 which relates to the tax benefits associated with warrants and non-statutory options exercised by employees, members of the board and others under the various incentive plans. These tax benefits will be recognized in stockholders’ equity (deficit) rather than in the statements of operations but not until the period that these amounts decrease taxes payable.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A portion of the Company’s net operating loss carryforwards will be subject to provisions of the tax law that limit the use of losses incurred by a company prior to becoming a member of a consolidated group as well as losses that existed at the time there is a change in control of an enterprise. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations was approximately $76,928,000 at December 31, 2009.

In assessing whether the deferred tax assets are realizable, a more likely than not standard is applied. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A valuation allowance has been established in the amount of $189,412,000 and $65,378,000 at December 31, 2009 and 2008, respectively, based on Company’s assessment of the future realizability of certain deferred tax assets. For the years ended December 31, 2009 and 2008, the Company recorded an increase in the valuation allowance of $124,034,000 and $54,924,000, respectively. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards (exclusive of net operating losses associated with items recorded directly to equity) for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

At December 31, 2009, the Company had no increase or decrease in unrecognized income tax benefits for the year as a result of tax positions taken in a prior or current period. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2009. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years

Federal	2006 – 2008
California	2005 – 2008
Colorado	2006 – 2008
Idaho	2006 – 2008
Nebraska	2006 – 2008
Oregon	2006 – 2008
Wisconsin	2006 – 2008

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	PREFERRED STOCK.

The Company has authorized, but unissued 5,315,625 shares of an undesignated series preferred stock, which may be issued in the future on the authority of the Company’s Board of Directors.

As of December 31, 2009, the Company had issued the following series of preferred stock:

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

The Series A Preferred Stock’s redemption feature was likely a derivative instrument that required bifurcation from the host contract. However, because the underlying events that would cause the redemption feature to be exercisable (i.e., redemption events) are in the Company’s control and were not probable of occurrence in the foreseeable future, the Company believed that the fair value of the embedded derivative was de minimis at the date of issuance of the Series A Preferred Stock. As of December 31, 2007, the redemption events were no longer applicable, as the funds had been fully used for construction.

During 2008, Cascade converted all of its Series A Preferred Stock into shares of the Company’s common stock. In the aggregate, Cascade converted 5,315,625 shares of Series A Preferred Stock into 10,631,250 shares of the Company’s common stock. Accordingly, as of December 31, 2009 and 2008, no shares of Series A Preferred Stock were outstanding.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock – On March 18, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lyles United. The Purchase Agreement provided for the sale by the Company and the purchase by Lyles United of (i) 2,051,282 shares of the Company’s Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”), all of which are initially convertible into an aggregate of 6,153,846 shares of the Company’s common stock based on an initial three-for-one conversion ratio, and (ii) a warrant to purchase an aggregate of 3,076,923 shares of the Company’s common stock at an exercise price of $7.00 per share. On March 27, 2008, the Company consummated the purchase and sale of the Series B Preferred Stock. Upon issuance, the Company recorded $39,898,000, net of issuance costs, in stockholders’ equity (deficit). The warrant is exercisable at any time during the period commencing on the date that is six months and one day from the date of the warrant and ending ten years from the date of the warrant.

On May 20, 2008, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with Neil M. Koehler, William L. Jones, Paul P. Koehler and Thomas D. Koehler (the “May Purchasers”). The May Purchase Agreement provided for the sale by the Company and the purchase by the May Purchasers of (i) an aggregate of 294,870 shares of the Company’s Series B Preferred Stock, all of which are initially convertible into an aggregate of 884,610 shares of the Company’s common stock based on an initial three-for-one conversion ratio, and (ii) warrants to purchase an aggregate of 442,305 shares of the Company’s common stock at an exercise price of $7.00 per share. On May 22, 2008, the Company consummated the purchase and sale under the May Purchase Agreement. Upon issuance, the Company recorded $5,745,000, net of issuance costs, in stockholders’ equity (deficit). The warrants are exercisable at any time during the period commencing on the date that is six months and one day from the date of the warrants and ending ten years from the date of the warrants.

The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 7.00% per annum of the purchase price per share of the Series B Preferred Stock; however, subject to the provisions of the Letter Agreement described below, such dividends may, at the option of the Company, be paid in additional shares of Series B Preferred Stock based initially on liquidation value of the Series B Preferred Stock. The holders of Series B Preferred Stock have a liquidation preference over the holders of the Company’s common stock initially equivalent to $19.50 per share of the Series B Preferred Stock plus any accrued and unpaid dividends on the Series B Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including the transfer of all or substantially all of the capital stock or assets of the Company or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series B Preferred Stock vote affirmatively in favor of or otherwise consent that such transaction shall not be treated as a liquidation. The Company believes that such liquidation events are within its control and therefore has classified the Series B Preferred Stock in stockholders’ equity (deficit).

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the closing of the above mentioned sales of its Series B Preferred Stock, the Company entered into Letter Agreements with Lyles United and the May Purchasers under which the Company expressly waived its rights under the Certificate of Designations to make dividend payments in additional shares of Series B Preferred Stock in lieu of cash dividend payments without the prior written consent of Lyles United and the May Purchasers.

Registration Rights Agreement – In connection with the closing of the sale of its Series A and B Preferred Stock, the Company entered into Registration Rights Agreements with holders of the Preferred Stock. The Registration Rights Agreements are to be effective until the holders of the Preferred Stock, and their affiliates, as a group, own less than 10% for each of the series issued, including common stock into which such Preferred Stock has been converted (the “Termination Date”). The Registration Rights Agreements provide that holders of a majority of the Preferred Stock, including common stock into which such Preferred Stock has been converted, may demand and cause the Company, at any time after the first anniversary of the Closing, to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Preferred Stock and as payment of dividends thereon, and, in the case of the Series B Preferred Stock, upon exercise of the related warrants (collectively, the “Registrable Securities”). The Company is required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144 for sales of Registrable Securities without registration under the Securities Act of 1933, as amended. The holders are entitled to two demand registrations on Form S-1 and unlimited demand registrations on Form S-3; provided, however, that the Company is not obligated to effect more than one demand registration on Form S-3 in any calendar year. In addition to the demand registration rights afforded the holders under the Registration Rights Agreement, the holders are entitled to unlimited “piggyback” registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by the Company with respect to other registrations of equity securities. The Company is responsible for all costs of registration, plus reasonable fees of one legal counsel for the holders, which fees are not to exceed $25,000 per registration. The Registration Rights Agreements include customary representations and warranties on the part of both the Company and the holders and other customary terms and conditions.

Under its obligations described above, in connection with the Series A Preferred Stock, the Company filed a registration statement with the Commission, registering for resale shares of the common stock up to 10,500,000, which was declared effective in November 2007.

Deemed Dividend on Preferred Stock – The Series B Preferred Stock issued to the May Purchasers is considered to have an embedded beneficial conversion feature because the conversion price (as adjusted for the value allocated to the warrants) was less than the fair value of the Company’s common stock at the issuance date. As a result, the Company recorded a deemed dividend on preferred stock of $761,000 for the year ended December 31, 2008. These non-cash dividends reflect the implied economic value to the preferred stockholder of being able to convert its shares into common stock at a price (as adjusted for the value allocated to any warrants) which was in excess of the fair value of the Preferred Stock at the time of issuance. The fair value allocated to the Preferred Stock together with the original conversion terms (as adjusted for the value allocated to any warrants) were used to calculate the value of the deemed dividend on the Preferred Stock on the date of issuance.

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

The Company recorded preferred stock dividends of $3,202,000 and $4,104,000 for the years ended December 31, 2009 and 2008, respectively.

11.	COMMON STOCK AND WARRANTS.

In March 2008, in connection with the Company’s issuance of the Series B Preferred Stock, as discussed in Note 10, the Company issued warrants to purchase an aggregate of 3,076,923 shares of common stock at an exercise price of $7.00 per share.

In March 2008, in connection with the Company’s extension of its related party note, as discussed in Note 6, it issued warrants to purchase 100,000 of common stock at an exercise price of $8.00 per share. These warrants expired unexercised in 2009.

In May 2008, in connection with the Company’s issuance of additional Series B Preferred Stock, as discussed in Note 10, the Company issued warrants to purchase an aggregate of 442,305 shares of common stock at an exercise price of $7.00 per share.

In May 2008, the Company entered into a Placement Agent Agreement with Lazard Capital Markets LLC (the “Placement Agent”), relating to the sale by the Company of an aggregate of 6,000,000 shares of common stock and warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $7.10 per share of common stock for an aggregate purchase price of $28,500,000. The warrants are exercisable at any time during the period commencing on the date that is six months and one day from the date of the warrants and ending five years from the date of the warrants. On May 29, 2008, the Company consummated the offering. Upon issuance, the Company recorded $26,648,000, net of issuance costs, in stockholders’ equity (deficit).

The following table summarizes warrant activity for the years ended December 31, 2009 and 2008 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2007	—		—
Warrants granted	6,619	$7.00 – $8.00	$7.06
Balance at December 31, 2008	6,619	$7.00 – $8.00	$7.06
Warrants expired	(100)	$8.00	$8.00
Balance at December 31, 2009	6,519	$7.00 – $7.10	$7.05

12.	STOCK-BASED COMPENSATION.

The Company has three equity incentive compensation plans: an Amended 1995 Incentive Stock Plan, a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended 1995 Incentive Stock Plan – The Amended 1995 Incentive Stock Plan was carried over from Accessity as a result of the Share Exchange Transaction. The plan authorized the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”), to the Company’s employees, directors or consultants for the purchase of up to an aggregate of 1,200,000 shares of the Company’s common stock. On July 19, 2006, the Company terminated the Amended 1995 Incentive Stock Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had 0 and 20,000 stock options outstanding under its Amended 1995 Incentive Stock Plan at December 31, 2009 and 2008, respectively.

2004 Stock Option Plan – The 2004 Stock Option Plan authorized the issuance of ISOs and NQOs to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 2,500,000 shares of common stock. On September 7, 2006, the Company terminated the 2004 Stock Option Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had 80,000 and 110,000 stock options outstanding under its 2004 Stock Option Plan at December 31, 2009 and 2008, respectively.

A summary of the status of Company’s stock option plans as of December 31, 2009 and 2008 and of changes in options outstanding under the Company’s plans during those years are as follows (in thousands, except exercise prices):

	Years Ended December 31,
	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	130	$7.37	225	$7.03
Terminated	(50)	5.95	(95)	6.55
Outstanding at end of year	80	8.26	130	7.37
Options exercisable at end of year	80	$8.26	130	$7.37

Stock options outstanding as of December 31, 2009, were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.25-$8.30	80	5.57	$8.26	80	$8.26

The options outstanding and exercisable at December 31, 2009 and 2008 had no intrinsic value.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company grants to certain employees and directors shares of restricted stock under its 2006 Stock Incentive Plan pursuant to restricted stock agreements. A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	508	$13.07
Issued	630	$3.65
Vested	(275)	$7.78
Canceled	(111)	$13.06
Unvested at December 31, 2008	752	$7.11
Vested	(214)	$8.03
Canceled	(256)	$5.23
Unvested at December 31, 2009	282	$8.09

Stock-based compensation expense related to employee and non-employee stock grants, options and warrants recognized in income were as follows (in thousands):

	Years Ended December 31,
	2009	2008
Employees	$1,660	$2,232
Non-employees	264	783
Total stock-based compensation expense	$1,924	$3,015

At December 31, 2009, the total compensation cost related to unvested awards which had not been recognized was $3,302,000 and the associated weighted-average period over which the compensation cost attributable to those unvested awards would be recognized was 1.5 years.

13.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2009:

Operating Leases – Future minimum lease payments required by non-cancelable operating leases in effect at December 31, 2009 are as follows (in thousands):

Years Ended December 31,	Amount
2010	$2,068
2011	1,816
2012	1,244
2013	1,176
2014	735
Total	$7,039

Total rent expense during the years ended December 31, 2009 and 2008 was $2,320,000 and $2,967,000, respectively. Included in the amounts above is approximately $1,013,000 as to which the Company has been notified that it is in violation of certain of its lease covenants, which the Company disputes. The Company continues to be current on its payments to the lessor.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Commitments – At December 31, 2009, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol and corn. These fixed- and indexed-price commitments will be delivered throughout 2010. Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price portion of the table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$5,106
Corn	1,802
Total	$6,908

Indexed-Price Contracts (Volume)
Corn (bushels)	10,080

Sales Commitments – At December 31, 2009, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG and syrup. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
WDG	$5,688
Syrup	919
Ethanol	771
Total	$7,378

Indexed-Price Contracts (Volume)
Ethanol (gallons)	67,542

The Company recorded in cost of goods sold estimated losses on its fixed-price purchase and sale commitments of approximately $4,687,000 for the year ended December 31, 2008. There were no estimated losses recorded for the year ended December 31, 2009.

Contingencies – The following is a description of significant contingencies at December 31, 2009:

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

Litigation – Delta-T Corporation – On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “First Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with its subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC and Pacific Ethanol Madera, LLC. The suit alleged breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations. The complaint seeks specified contract damages of approximately $6.5 million, along with other unspecified damages. All of the defendants moved to dismiss the Virginia Federal Court case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moved to stay the Virginia Federal Court Case pending arbitration. In January 2009, these motions were granted by the Court, compelling the case to arbitration with the American Arbitration Association (“AAA”). By letter dated June 10, 2009, the AAA notified the parties to the arbitration that the matter was automatically stayed as a result of the Chapter 11 Filings.

On March 18, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by OneSource Distributors, LLC against Delta-T Corporation. On March 31, 2009, Delta-T Corporation and Bateman Litwin N.V, a foreign corporation, filed a third-party complaint in the United States District Court for the District of Minnesota naming Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC as defendants. The third-party complaint arises out of a suit by Campbell-Sevey, Inc. against Delta-T Corporation. On April 6, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by GEA Westfalia Separator, Inc. against Delta-T Corporation. Each of these actions allegedly relate to the aforementioned Engineering, Procurement and Technology License Agreements and Delta-T Corporation’s performance of services thereunder. The third-party suit and the cross-complaints assert many of the factual allegations in the Virginia Federal Court case and seek unspecified damages.

On June 19, 2009, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “Second Virginia Federal Court case”), naming Pacific Ethanol, Inc. as the sole defendant. The suit alleges breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement, and breaches of indemnity obligations. The complaint seeks specified contract damages of approximately $6.5 million, along with other unspecified damages.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Chapter 11 Filings, the Bankrupt Debtors moved the United States Bankruptcy Court for the District of Delaware to enter a preliminary injunction in favor of the Bankrupt Debtors and Pacific Ethanol, Inc. staying and enjoining all of the aforementioned litigation and arbitration proceedings commenced by Delta-T Corporation. On August 6, 2009, the Delaware court ordered that the litigation and arbitration proceedings commenced by Delta-T Corporation be stayed and enjoined until September 21, 2009 or further order of the court, and that the Bankrupt Debtors, Pacific Ethanol, Inc. and Delta-T Corporation complete mediation by September 20, 2009 for purposes of settling all disputes between the parties. Following a mediation, the parties reached an agreement pursuant to which a stipulated order was entered in the bankruptcy court on September 21, 2009, providing for a complete mutual release and settlement of any and all claims between Delta-T Corporation and the Bankrupt Debtors, a complete reservation of rights as between Pacific Ethanol, Inc. and Delta-T Corporation, and a stay of all proceedings by Delta-T Corporation against Pacific Ethanol, Inc. until December 31, 2009. As a result of the complete mutual release and settlement, the Company recorded a gain of approximately $2,008,000 in reorganization costs for the year ended December 31, 2009.

On March 1, 2010, Delta-T Corporation resumed active litigation of the Second Virginia Federal Court case by filing a motion for entry of a default judgment. Also on March 1, 2010, Pacific Ethanol, Inc. filed a motion for extension of time for its first appearance in the Second Virginia Federal Court case and also filed a motion to dismiss Delta-T Corporation's complaint based on the mandatory arbitration clause in the parties' contracts, and alternatively to stay proceedings during the pendency of arbitration. These motions are scheduled for hearing on March 31, 2010. The Company intends to continue to vigorously defend against Delta-T Corporation’s claims.

Litigation – Barry Spiegel – State Court Action – On December 22, 2005, Barry J. Spiegel, a former shareholder and director of Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512) (the “State Court Action”) against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell (collectively, the “Individual Defendants”). Messrs. Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol. Mr. Siegel is a former director and former executive officer of Accessity and Pacific Ethanol.

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

On February 9, 2007, Mr. Spiegel filed an amended complaint which purports to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint included Pacific Ethanol as a defendant. On March 30, 2007, Pacific Ethanol filed a motion to dismiss the amended complaint. Before the Court could decide that motion, on June 4, 2007, Mr. Spiegel amended his complaint, which purports to state two counts: (a) breach of fiduciary duty and (b) fraudulent inducement. The first count is alleged against the Individual Defendants and the second count is alleged against the Individual Defendants and Pacific Ethanol. The amended complaint was, however, voluntarily dismissed on August 27, 2007, by Mr. Spiegel as to Pacific Ethanol.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Spiegel sought and obtained leave to file another amended complaint on June 25, 2009, which renewed his case against Pacific Ethanol, and named three additional individual defendants, and asserted the following three counts: (x) breach of fiduciary duty, (y) fraudulent inducement, and (z) aiding and abetting breach of fiduciary duty. The first two counts are alleged solely against the Individual Defendants. With respect to the third count, Mr. Spiegel has named PEI California, as well as William L. Jones, Neil M. Koehler and Ryan W. Turner. Messrs. Jones and Turner are directors of Pacific Ethanol. Mr. Turner is a former officer of Pacific Ethanol. Mr. Koehler is a director and officer of Pacific Ethanol. Pacific Ethanol and the Individual Defendants filed a motion to dismiss the count against them, and the court granted the motion. Plaintiff then filed another amended complaint, and Defendants once again moved to dismiss. The motion was heard on February 17, 2010, and the Court, on March 22, 2010, denied the motion requiring Pacific Ethanol and Messrs. Jones, Koehler and Turner to answer the Complaint and respond to certain discovery requests.

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

14.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

●	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

●	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes fair value measurements by level at December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investments in marketable securities	$101	$—	$—	$101
Interest rate caps and swaps	—	21	—	21
Total Assets	$101	$21	$—	$122

Liabilities:
Interest rate caps and swaps	$—	$971	$2,875	$3,846
Total Liabilities	$—	$971	$2,875	$3,846

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The Company has five pay-fixed and receive variable interest rate swaps in liability positions at December 31, 2009. The value of these swaps at December 31, 2009 was materially affected by the Company’s credit as the swaps are held by the Bankrupt Debtors. A pre-credit fair value of each swap was determined using conventional present value discounting based on the 3-year Euro dollar futures curves and the LIBOR swap curve beyond 3 years, resulting in a liability of approximately $7,189,000. To reflect the Company’s current financial condition and Chapter 11 Filings, a recovery rate of 40% was applied to that value. Management elected the 40% recovery rate in the absence of any other company-specific information. As the recovery rate is a material unobservable input, these swaps are considered Level 3. It is the Company’s understanding that 40% reflects the standard market recovery rate provided by Bloomberg in probability of default calculations. The Company applied their interpretation of the 40% recovery rate to the swap liability reducing the liability by 60% to approximately $2,875,000 to reflect the credit risk to counterparties. The changes in the Company’s fair value of its Level 3 inputs are as follows (in thousands):

Level 3
Beginning balance, September 30, 2009	$(3,561)
Adjustments to fair value for the period	686
Ending balance, December 31, 2009	$(2,875)

15.	RELATED PARTY TRANSACTIONS.

Related Customers – The Company sold corn and WDG to Tri J Land and Cattle (“Tri J”), an entity owned by a director of the Company. The Company is not under contract with Tri J, but currently sells corn on a spot basis as needed. Sales to Tri J totaled $1,300 for the year ended December 31, 2008. There were no sales to Tri J during the year ended December 31, 2009. Accounts receivable from Tri J totaled $0 and $1,300 at December 31, 2009 and 2008, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Vendors – The Company contracted for transportation services for its products sold from its Madera, Magic Valley and Stockton facilities with a transportation company. At the time these contracts were entered into, a senior officer of the transportation company was a member of the Company’s Board of Directors. The senior officer subsequently retired from the transportation company but remains a member of the Company’s Board of Directors. The Company purchased transportation services in the amount of $860,000 and $2,840,000 for the years ended December 31, 2009 and 2008, respectively. The Company had $1,171,000 and $608,000 of outstanding accounts payable to this vendor as of December 31, 2009 and 2008, respectively.

The Company entered into a consulting agreement with a relative of the Company’s Chairman of the Board for consulting services related to the Company’s restructuring efforts. Compensation payable under the agreement was $10,000 per month plus expenses. For the year ended December 31, 2009, the Company paid a total of $86,500. There were no payments for the year ended December 31, 2008. As of December 31, 2009, the Company had no outstanding accounts payable to this consultant. This agreement was terminated in February 2010 in connection with the consultant’s appointment to the Company’s Board of Directors.

Financing Activities – As discussed in Note 10, on March 27 and May 20, 2008, the Company issued shares of its Series B Preferred Stock to certain related parties. The Company had outstanding and unpaid preferred dividends of $3,202,000 and $0 as of December 31, 2009 and 2008, respectively, in respect of its Series B Preferred Stock.

As discussed in Note 6, the Company had certain notes payable to Lyles United and Lyles Mechanical Co. in the aggregate principal amount of $31,500,000 as of December 31, 2009 and 2008 and accrued and unpaid interest of $2,731,000 and $243,000 as of December 31, 2009 and 2008, respectively.

Also as discussed in Note 6, the Company had certain notes payable to its Chairman of the Board and its Chief Executive Officer totaling $2,000,000 and accrued and unpaid interest of $120,000 as of December 31, 2009.

The Company sold $33,500 of its business energy tax credits to certain employees of the Company on the same terms and conditions as others to whom the Company sold credits during the year ended December 31, 2008.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	BANKRUPT DEBTORS’ CONDENSED COMBINED FINANCIAL STATEMENTS

Since the consolidated financial statements of the Company include entities other than the Bankrupt Debtors, the following presents the condensed combined financial statements of the Bankrupt Debtors. Pacific Ethanol Holding Co. LLC is the direct parent company of the other Bankrupt Debtors. These condensed combined financial statements have been prepared, in all material respects, on the same basis as the consolidated financial statements of the Company. The condensed combined financial statements of the Bankrupt Debtors are as follows (unaudited, in thousands):

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED BALANCE SHEET
As of December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$3,246
Accounts receivable trade	716
Accounts receivable related parties	2,371
Inventories	7,789
Prepaid expenses	1,131
Other current assets	1,029
Total current assets	16,282
Property and equipment, net	160,000
Other assets	858
Total Assets	$177,140

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accounts payable – trade	$2,219
Accrued liabilities	174
Other liabilities – related parties	36
DIP Financing and Rollup (Note 6)	39,654
Other current liabilities	1,504
Total current liabilities	43,587

Other liabilities	61
Liabilities subject to compromise	242,417
Total Liabilities	286,065
Member’s Deficit:
Member’s equity	257,487
Accumulated deficit	(366,412)
Total Member’s Deficit	(108,925)
Total Liabilities and Member’s Deficit	$177,140

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF OPERATIONS
May 17, 2009 to December 31, 2009

Net sales	$50,448
Cost of goods sold	66,470
Gross loss	(16,022)
Selling, general and administrative expenses	2,420
Asset impairments	247,657
Loss from operations	(266,099)
Reorganization costs	11,607
Other expense, net	267
Net loss	$(277,973)

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF CASH FLOWS
May 17, 2009 to December 31, 2009

Operating Activities:
Net loss	$(277,973)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash reorganization costs:
Write-off of unamortized deferred financing fees	7,545
Settlement of accrued liability	(2,008)
Asset impairments	247,657
Depreciation and amortization	16,042
Gain on derivative instruments	(1,572)
Amortization of deferred financing fees	61
Changes in operating assets and liabilities:
Accounts receivable	(103)
Inventories	(5,016)
Prepaid expenses and other assets	(378)
Accounts payable and accrued expenses	1,893
Related party receivables and payables	(2,335)
Net cash used in operating activities	$(16,187)
Investing Activities:
Additions to property and equipment	$(446)
Net cash used in investing activities	$(446)
Financing Activities:
Proceeds from borrowings under DIP Financing	$19,827
Net cash provided by financing activities	$19,827
Net increase in cash and cash equivalents	3,194
Cash and cash equivalents at beginning of period	52
Cash and cash equivalents at end of period	$3,246

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SUBSEQUENT EVENTS.

Lyles Debt Agreements – In March 2010, the Company announced agreements designed to satisfy the Lyles United indebtedness. These agreements are between a third party and Lyles under which Lyles may transfer its claims in respect of the Company’s indebtedness in $5.0 million tranches, which claims the third party may then settle in exchange for shares of the Company’s common stock.  See Note 6 for additional details of these agreements.

Plan of Reorganization – On March 26, 2010, the Bankrupt Debtors filed a joint plan of reorganization with the Bankruptcy Court, which was structured in cooperation with certain of the Bankrupt Debtors’ secured lenders. The proposed plan contemplates that ownership of the Bankrupt Debtors would be transferred to a new entity, which would be wholly owned by the Bankrupt Debtors’ secured lenders. Under the proposed plan, the Bankrupt Debtors’ existing prepetition and postpetition secured indebtedness of approximately $293.5 million would be restructured to consist of approximately $48.0 million in three-year term loans, $67.0 million in eight-year “PIK” term loans, and a new three-year revolving credit facility of up to $35.0 million to fund working capital requirements (the revolver is initially capped at $15.0 million but may be increased to up to $35.0 million if more than two of the Bankrupt Debtors’ ethanol production facilities cease operations).  The Company is in continuing discussions with the secured lenders regarding the Company’s possible participation in the reorganization contemplated by the proposed plan, including the potential acquisition by the Company of an ownership interest in the new entity that would own the Bankrupt Debtors. Under the proposed plan, the Company would continue to manage and operate the ethanol plants under the terms of an amended and restated asset management agreement and would continue to market all of the ethanol and WDG produced by the plants under the terms of amended and restated agreements with Kinergy and PAP.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock (5)
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock (13)
3.4	Bylaws of the Registrant (1)
10.01
Form of Confidentiality, Non-Competition and Non-Solicitation Agreement dated March 23, 2005 between the Registrant and each of Neil M. Koehler, Tom Koehler, William L. Jones, Andrea Jones and Ryan W. Turner (1)

10.02	Pacific Ethanol Inc. 2004 Stock Option Plan (#)(2)
10.03	Amended 1995 Stock Option Plan (#)(3)
10.04	First Amendment to Pacific Ethanol, Inc. 2004 Stock Option Plan (#)(4)
10.05	Pacific Ethanol, Inc. 2006 Stock Incentive Plan (#)(6)
10.06	Engineering, Procurement and Technology License Agreement dated September 6, 2006 by and between Delta-T Corporation and PEI Columbia, LLC (**)(7)
10.07	Engineering, Procurement and Technology License Agreement (Plant No. 3) dated September 6, 2006 by and between Delta-T Corporation and Pacific Ethanol, Inc. (**)(7)
10.08	Engineering, Procurement and Technology License Agreement (Plant No. 4) dated September 6, 2006 by and between Delta-T Corporation and Pacific Ethanol, Inc. (**)(7)
10.09	Engineering, Procurement and Technology License Agreement (Plant No. 5) dated September 6, 2006 by and between Delta-T Corporation and Pacific Ethanol, Inc. (**)(7)
10.10	Form of Employee Restricted Stock Agreement (#)(8)
10.11	Form of Non-Employee Director Restricted Stock Agreement (#)(8)
10.12	Second Amended and Restated Operating Agreement of Front Range Energy, LLC among the members identified therein (as amended by Amendment No. 1 described below) (9)
10.13	Amendment No. 1, dated as of October 17, 2006, of the Second Amended and Restated Operating Agreement of Front Range Energy, LLC to Add a Substitute Member and for Certain Other Purposes (9)
10.14	Amendment to Amended and Restated Ethanol Purchase and Sale Agreement dated October 17, 2006 between Kinergy Marketing, LLC and Front Range Energy, LLC (9)
10.15	Sponsor Support Agreement, dated as of February 27, 2007, by and among Pacific Ethanol, Inc., Pacific Ethanol Holding Co. LLC and WestLB AG, New York Branch, as administrative agent (10)
10.16	Amended and Restated Executive Employment Agreement dated December 11, 2007 by and between Pacific Ethanol, Inc. and Neil M. Koehler (#) (11)

Exhibit Number	Description
10.17	Amended and Restated Executive Employment Agreement dated December 11, 2007 by and between Pacific Ethanol, Inc. and Christopher W. Wright (#) (11)
10.18	Warrant dated March 27, 2008 issued by Pacific Ethanol, Inc. to Lyles United, LLC (12)
10.19	Registration Rights Agreement dated as of March 27, 2008 by and between Pacific Ethanol, Inc. and Lyles United, LLC (12)
10.20	Letter Agreement dated March 27, 2008 by and between Pacific Ethanol, Inc. and Lyles United, LLC (12)
10.21	Form of Waiver and Third Amendment to Credit Agreement dated as of March 25, 2008 by and among Pacific Ethanol, Inc. and the parties thereto (12)
10.22	Form of Warrant dated May 22, 2008 issued by Pacific Ethanol, Inc. (13)
10.23	Letter Agreement dated May 22, 2008 by and among Pacific Ethanol, Inc. and Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler (13)
10.24	Form of Subscription Agreement dated May 22, 2008 between Pacific Ethanol, Inc. and each of the purchasers (13)
10.25	Form of Warrant to purchase shares of Pacific Ethanol, Inc. Common Stock (13)
10.26
Loan and Security Agreement dated July 28, 2008 by and among Kinergy Marketing LLC, the parties thereto from time to time as Lenders, Wachovia Capital Finance Corporation (Western) and Wachovia Bank, National Association (14)

10.27	Guarantee dated July 28, 2008 by and between Pacific Ethanol, Inc. in favor of Wachovia Capital Finance Corporation (Western) for and on behalf of Lenders (14)
10.28	Loan Restructuring Agreement dated as of November 7, 2008 by and among Pacific Ethanol, Inc., Pacific Ethanol Imperial, LLC, Pacific Ethanol California, Inc. and Lyles United, LLC (15)
10.29	Amended and Restated Promissory Note dated November 7, 2008 by Pacific Ethanol, Inc. in favor of Lyles United, LLC (15)
10.30	Security Agreement dated as of November 7, 2008 by and between Pacific Ag. Products, LLC and Lyles United, LLC (15)
10.31	Limited Recourse Guaranty dated November 7, 2008 by Pacific Ethanol California, Inc. in favor of Lyles United, LLC (15)
10.32	Unconditional Guaranty dated November 7, 2008 by Pacific Ag. Products, LLC in favor of Lyles United, LLC (15)
10.33	Irrevocable Joint Instruction Letter dated November 7, 2008 executed by Pacific Ethanol, Inc., Lyles United, LLC and Pacific Ethanol California, Inc. (15)
10.34	Amendment and Forbearance Agreement dated February 13, 2009 by and among Pacific Ethanol, Inc., Kinergy Marketing LLC and Wachovia Capital Finance Corporation (Western) (16)
10.35
Amendment No. 1 to Letter re: Amendment and Forbearance Agreement dated February 26, 2009 by and among Pacific Ethanol, Inc., Kinergy Marketing LLC and Wachovia Capital Finance Corporation (Western) (17)

Exhibit Number	Description
10.36	Amendment No. 2 to Letter re: Amendment and Forbearance Agreement dated March 27, 2009 by and among Wachovia Capital Finance Corporation (Western), Kinergy Marketing LLC and Pacific Ethanol, Inc. (18)
10.37	Promissory Note dated October 20, 2008 by and among Pacific Ethanol, Inc. and Lyles Mechanical Co. (18)
10.38	Promissory Note dated March 30, 2009 by and among Pacific Ethanol, Inc. and William L. Jones (18)
10.39	Promissory Note dated March 30, 2009 by and among Pacific Ethanol, Inc. and Neil M. Koehler (18)
10.40	Amendment and Waiver Agreement dated May 17, 2009 by and between Wachovia Capital Finance Corporation (Western) and Kinergy Marketing LLC (19)
10.41	Pledge and Security Agreement dated as of May 19, 2009 by and among Pacific Ethanol California, Inc., Pacific Ethanol Holding Co. LLC and WestLB AG (20)
10.42	Amended and Restated Executive Employment Agreement dated November 25, 2009 by and between Pacific Ethanol, Inc. and Bryon T. McGregor (#) (21)
10.43
Credit Agreement, dated as of February 27, 2007, by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, and Pacific Ethanol Magic Valley, LLC, as borrowers, the lenders party thereto, WestLB AG, New York Branch, as administrative agent, lead arranger and sole book runner, WestLB AG, New York Branch, as collateral agent, Union Bank of California, N.A., as accounts bank, Mizuho Corporate Bank, Ltd., as lead arranger and co-syndication agent, CIT Capital Securities LLC, as lead arranger and co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank BA., “Rabobank Nederland”, New York Branch, and Banco Santander Central Hispano S.A., New York Branch (23)

10.44
Debtor-In Possession Credit Agreement dated as of May 19, 2009 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC, Pacific Ethanol Magic Valley, LLC, WestLB AG, Amarillo National Bank and the Lenders referred to therein (23)

10.45
Amendment No. 2 to Loan and Security Agreement, Consent and Waiver dated November 5, 2009 by and between Wachovia Capital Finance Corporation (Western), Kinergy Marketing LLC and Pacific Ethanol, Inc. (23)

10.46	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors (#) (*)
21.1	Subsidiaries of the Registrant (22)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
(#)	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(*)	Filed herewith.
(**)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 23, 2005 filed with the Securities and Exchange Commission on March 29, 2005 and incorporated herein by reference.
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

(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K for January 26, 2006 filed with the Securities and Exchange Commission on February 1, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s annual report on Form 10-KSB for December 31, 2005 filed with the Securities and Exchange Commission on April 14, 2006 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-137663) filed with the Securities and Exchange Commission on September 29, 2006.
(7)
Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2006 filed with the Securities and Exchange Commission on November 20, 2006 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for October 4, 2006 filed with the Securities and Exchange Commission on October 10, 2006.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for October 17, 2006 filed with the Securities and Exchange Commission on October 23, 2006.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for February 27, 2007 filed with the Securities and Exchange Commission on March 5, 2007.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for December 11, 2007 filed with the Securities and Exchange Commission on December 17, 2007.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for March 26, 2008 filed with the Securities and Exchange Commission on March 27, 2008.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for May 22, 2008 filed with the Securities and Exchange Commission on May 23, 2008.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for July 28, 2008 filed with the Securities and Exchange Commission on August 1, 2008.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for November 7, 2008 filed with the Securities and Exchange Commission on November 10, 2008.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for February 13, 2009 filed with the Securities and Exchange Commission on February 20, 2009.
(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for February 26, 2009 filed with the Securities and Exchange Commission on March 4, 2009.
(18)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 27, 2009 filed with the Securities and Exchange Commission on April 2, 2009.
(19)	Filed as an exhibit to the Registrant’s current report on Form 8-K for May 17, 2009 filed with the Securities and Exchange Commission on May 18, 2009.
(20)	Filed as an exhibit to the Registrant’s current report on Form 8-K for May 20, 2009 filed with the Securities and Exchange Commission on May 27, 2009.
(21)	Filed as an exhibit to the Registrant’s current report on Form 8-K for November 19, 2009 filed with the Securities and Exchange Commission on November 27, 2009.
(22)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.
(23)	Filed as an exhibit to the Registrant’s annual report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 9, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2010.

PACIFIC ETHANOL, INC.

By:	/s/ NEIL M. KOEHLER
Neil M. Koehler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES William L. Jones	Chairman of the Board and Director	March 31, 2010

/s/ NEIL M. KOEHLER Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2010

/s/ BRYON T. MCGREGOR Bryon T. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ TERRY L. STONE Terry L. Stone	Director	March 31, 2010

/s/ JOHN L. PRINCE John L. Prince	Director	March 31, 2010

/s/ DOUGLAS L. KIETA Douglas L. Kieta	Director	March 31, 2010

/s/ LARRY D. LAYNE Larry D. Layne	Director	March 31, 2010

/s/ MICHAEL D. KANDRIS Michael D. Kandris	Director	March 31, 2010

/s/ RYAN W. TURNER Ryan W. Turner	Director	March 31, 2010

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.46	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002