Form 10-Q
period 2010-03-31
Pacific Ethanol, Inc.
filed 2010-05-14
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).    Yes [_]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_]    No [X]

As of May 14, 2010, there were 69,864,590 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Exhibits Filed with this Report

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
ASSETS	2010	2009
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$2,923	$17,545
Investments in marketable securities	—	101
Accounts receivable, net (net of allowance for doubtful accounts of $604 and $1,016, respectively)	12,413	12,765
Restricted cash	—	205
Inventories	9,698	12,131
Prepaid expenses	887	1,507
Prepaid inventory	2,850	3,192
Other current assets	1,598	1,330
Total current assets	30,369	48,776

Property and equipment, net	164,055	243,733

Other Assets:
Intangible assets, net	5,038	5,156
Investment in Front Range	31,580	—
Other assets	851	1,154
Total other assets	37,469	6,310
Total Assets	$231,893	$298,819

*  Amounts derived from the audited financial statements for the year ended December 31, 2009.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ DEFICIT	2010	2009
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$9,847	$8,182
Accrued liabilities	3,905	5,891
Other liabilities – related parties	7,716	7,224
Current portion – long-term notes payable (including $23,500 and $33,500, respectively due to related parties)	71,072	77,365
Derivative instruments	—	971
Total current liabilities	92,540	99,633

Notes payable, net of current portion	—	12,739
Other liabilities	1,763	1,828
Liabilities subject to compromise	239,093	242,417
Total Liabilities	333,396	356,617
Commitments and Contingencies (Notes 1, 5 and 7)
Stockholders’ Deficit:
Pacific Ethanol, Inc. Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of March 31, 2010 and December 31, 2009; Series B: 3,000,000 shares authorized; 2,346,152 shares issued and outstanding as of March 31, 2010 and December 31, 2009; liquidation preference of $49,742 as of March 31, 2010	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized; 66,119,797 and 57,469,598 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	66	57
Additional paid-in capital	492,952	480,948
Accumulated deficit	(594,523)	(581,076)
Total Pacific Ethanol, Inc. Stockholders’ Deficit	(101,503)	(100,069)
Noncontrolling interest in variable interest entity	—	42,271
Total Stockholders’ Deficit	(101,503)	(57,798)
Total Liabilities and Stockholders’ Deficit	$231,893	$298,819

*  Amounts derived from the audited financial statements for the year ended December 31, 2009.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Net sales	$71,290	$86,682
Cost of goods sold	74,338	97,768
Gross loss	(3,048)	(11,086)
Selling, general and administrative expenses	3,156	7,674
Loss from operations	(6,204)	(18,760)
Loss on extinguishment of debt	1,616	—
Other expense	1,637	6,971
Loss before reorganization costs and provision for income taxes	(9,457)	(25,731)
Reorganization costs	1,439	—
Provision for income taxes	—	—
Net loss and comprehensive loss	(10,896)	(25,731)
Net loss attributed to noncontrolling interest in variable interest entity	—	1,783
Net loss attributed to Pacific Ethanol, Inc.	$(10,896)	$(23,948)
Preferred stock dividends	$(790)	$(790)
Loss available to common stockholders	$(11,686)	$(24,738)
Net loss per share, basic and diluted	$(0.20)	$(0.43)
Weighted-average shares outstanding, basic and diluted	57,877	56,999

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net loss	$(10,896)	$(25,731)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss on extinguishment of debt	1,616	—
Depreciation and amortization of intangibles	2,861	8,719
Inventory valuation	136	424
Amortization of deferred financing fees	134	612
Non-cash compensation and consulting expense	397	551
Gain on derivatives	(531)	(1,592)
Bad debt expense	(40)	101
Equity earnings in Front Range	(35)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,399)	12,700
Restricted cash	—	2,411
Inventories	(1,024)	7,985
Prepaid expenses and other assets	194	2,578
Prepaid inventory	342	537
Accounts payable and accrued expenses	2,174	(9,176)
Accounts payable, and accrued expenses-related party	221	97
Net cash (used in) provided by operating activities	(6,850)	216
Investing Activities:
Net cash impact of deconsolidation of Front Range	(10,486)	—
Additions to property and equipment	(12)	(1,340)
Proceeds from sales of available-for-sale investments	—	3,605
Net cash (used in) provided by investing activities	(10,498)	2,265
Financing Activities:
Proceeds from borrowings under DIP Financing	2,740	—
Principal payments paid on borrowings	(14)	(7,582)
Proceeds from borrowing	—	2,000
Net cash provided by (used in) financing activities	2,726	(5,582)
Net decrease in cash and cash equivalents	(14,622)	(3,101)
Cash and cash equivalents at beginning of period	17,545	11,466
Cash and cash equivalents at end of period	$2,923	$8,365

Supplemental Information:
Interest paid	$1,033	$658
Non-cash financing and investing activities:
Preferred stock dividend declared	$790	$790
Value of common stock issued in debt extinguishment	$11,616	$—

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation, and all of its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), and through December 31, 2009, the consolidated financial statements of Front Range Energy, LLC, a Colorado limited liability company (“Front Range”), a variable interest entity of which Pacific Ethanol, Inc. owns 42% (collectively, the “Company”). Effective January 1, 2010, the Company has not consolidated the consolidated financial statements of Front Range, as the Company is no longer the primary beneficiary. (See Note 2.)

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

The Company’s four ethanol facilities, which produce its ethanol and co-products, are as follows:

Facility Name	Facility Location	Estimated Annual Production Capacity (gallons)	Current Operating Status

Magic Valley	Burley, ID	60,000,000	Operating
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Idled
Madera	Madera, CA	40,000,000	Idled

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 16, 2010, the Bankrupt Debtors filed an amended joint plan of reorganization with the Bankruptcy Court, which was structured in cooperation with certain of the Bankrupt Debtors’ secured lenders. The amended plan contemplates that ownership of the Bankrupt Debtors would be transferred to a new entity, which would be wholly-owned by the Bankrupt Debtors’ secured lenders. Under the proposed plan, the Bankrupt Debtors’ existing prepetition and postpetition secured indebtedness would be restructured to consist of approximately $50,000,000 in three-year term loans and a new three-year revolving credit facility of up to $35,000,000 to fund working capital requirements (the revolver is initially capped at $15,000,000 but may be increased to up to $35,000,000 if more than two of the Bankrupt Debtors’ ethanol production facilities cease operations). Further, the amended plan includes terms under which the lenders may grant the Company an option to purchase up to 25% of the total ownership in the new entity for up to $30,000,000 in cash. The option would be exercisable until 90 days following the Court’s confirmation of the amended plan. The Court has set June 8, 2010 as the plan confirmation hearing date.

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

Liquidity – The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of ethanol industry conditions that have negatively affected the Company’s business and ongoing financial difficulties, the Company believes it has sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs until either June 30, 2010, if the Company is unable to timely close a prospective $5,000,000 credit facility, or through December 31, 2010, if the Company is able to timely close the credit facility and either pay or further defer a $1,500,000 payable owed to a judgment creditor on June 30, 2010. These expectations concerning the Company’s available liquidity until June 30, 2010 or through December 31, 2010 presume that a creditor does not pursue any action against the Company due to the Company’s default on an aggregate of $17,500,000 of remaining principal, plus accrued interest and fees, and that the Company maintains its current levels of borrowing availability under Kinergy’s line of credit. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking a confirmed plan of reorganization in connection with the Chapter 11 Filings and is seeking to raise additional debt or equity financing, or both, but there can be no assurance that the Company will be successful. If the Company cannot confirm a plan of reorganization in connection with the Chapter 11 Filings and raise sufficient capital in a timely manner, the Company may need to seek further protection under the Bankruptcy Code, including at the parent company level.

The consolidated financial statements do not include any other adjustments that might result from the outcome of these matters.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Except as disclosed in Note 2 below, the accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications of prior year’s data have been made to conform to 2010 classifications. Such classifications had no effect on net loss reported in the consolidated statements of operations.

2.	NEW ACCOUNTING STANDARDS.

On October 17, 2006, the Company entered into a Membership Interest Purchase Agreement with Eagle Energy to acquire Eagle Energy’s 42% interest in Front Range. Front Range was formed on July 29, 2004 to construct and operate a 50 million gallon dry mill ethanol facility in Windsor, Colorado. Front Range began producing ethanol in June 2006. Upon initial acquisition of these membership interests in Front Range, the Company determined that it was the primary beneficiary and from that point, consolidated the results of Front Range. Except for the marketing agreement discussed below, certain contracts and arrangements have since terminated between the Company and Front Range.

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

On June 12, 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance to FASB Accounting Standards Codification (“ASC”) 810, Consolidations, surrounding a company’s analysis to determine whether any of its variable interest entities constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

Effective January 1, 2010, the Company adopted these provisions, which resulted in the Company reassessing that, under the guidance, the Company is no longer the primary beneficiary and, effective January 1, 2010, has prospectively adopted the guidance resulting in a deconsolidation of the financial results of Front Range. In making this reassessment, the Company determined that Front Range continues to be a variable interest entity; however, the Company does not have the power to direct most of the activities that most significantly impact the entity’s economic performance. Some of these activities include efficient management and operation of the facility, procurement of feedstock, sale of co-products and effectiveness of risk management strategies. Further, the Company’s maximum exposure is limited to its investment in Front Range. Upon deconsolidation, the Company removed $62,617,000 of assets and $12,739,000 of liabilities from its consolidated balance sheet and recorded a cumulative debit adjustment to retained earnings of $1,763,000. The periods presented in this report prior to the effective date of the deconsolidation continue to include related balances associated with Front Range. Effective January 1, 2010, the Company will account for its investment in Front Range under the equity method, with equity earnings recorded in other income (expense) in the consolidated statements of operations.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	REORGANIZATION COSTS.

The Bankrupt Debtors’ reorganization costs for the three months ended March 31, 2010 consist of the following (in thousands):

Professional fees	$1,382
Trustee fees	57
Total	$1,439

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$2,508	$5,957
Work in progress	1,794	2,230
Finished goods	4,501	2,483
Other	895	1,461
Total	$9,698	$12,131

5.	DEBT.

Long-term borrowings are summarized in the table below (in thousands):

	March 31, 2010	December 31, 2009
Notes payable to related party	$21,500	$31,500
DIP Financing and rollup	45,134	39,654
Notes payable to related parties	2,000	2,000
Kinergy operating line of credit	2,438	2,452
Swap note	—	13,495
Water rights capital lease obligations	—	1,003
	71,072	90,104
Less short-term portion	(71,072)	(77,365)
Long-term debt	$—	$12,739

Notes Payable to Related Party – The Company is a party to certain agreements designed to satisfy the Company’s outstanding debt to Lyles United, LLC and Lyles Mechanical Co. (collectively, “Lyles”). In March 2010, Socius CG II, Ltd. (“Socius”) entered into purchase agreements with Lyles pursuant to which Socius would purchase claims in respect of the Company’s indebtedness in up to $5,000,000 tranches which claims Socius may then settle in exchange for shares of the Company’s common stock. Each tranche is to be settled in exchange for the Company’s common stock valued at a 20 percent discount to the volume weighted average price (“VWAP”) of the Company’s common stock over the 5-day trading period immediately following the date on which the shares are first issued to Socius.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These agreements contain certain conditions that (1) in no event shall the aggregate number of shares of common stock issued to Socius in connection with any settlement exceed 9.99% of the total number of shares of the Company’s common then outstanding; and (2) in no event will the aggregate number of shares of the Company’s common stock issued to Socius in connection with the settlement of the Claim, aggregated with any other shares of the Company’s common stock issued to Socius, at any time exceed 19.99% of the total number of shares of the Company’s common stock outstanding immediately preceding the date of the first original purchase agreement unless the Company has obtained either (a) stockholder approval of the issuance of more than such number of shares of common stock pursuant to NASDAQ Listing Rule 5635(d), or (b) a waiver from NASDAQ of the Company’s compliance with Rule 5635(d).

In March 2010, the Company issued shares to Socius which settled outstanding debt previously owed to Lyles in two successive transactions. Under these transactions, the Company issued an aggregate of 7,862,000 shares with an aggregate fair value of $11,616,000 in exchange for $10,000,000 in debt extinguishment, resulting in an aggregate loss of $1,616,000 for the three months ended March 31, 2010. The Company determined fair value based on the closing price of its shares at the end of the applicable 5-day trading period, the date the net shares to be issued were determinable by the Company.

In April 2010, the Company issued an additional 3,750,000 shares to Socius to extinguish $4,000,000 of additional debt. These shares combined with the previous shares issued have reached the 19.99% threshold and as such, the Company will not issue any additional shares without obtaining stockholder approval or a waiver from NASDAQ. Based upon the 5-day trading period VWAP, the Company, upon stockholder approval or a waiver from NASDAQ, is obligated to issue an additional 498,000 shares to fully extinguish the $4,000,000 tranche. The Company is currently seeking stockholder approval to complete this tranche and to extinguish the remaining outstanding balances it owes to Lyles.

6.	LIABILITIES SUBJECT TO COMPROMISE.

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

Liabilities subject to compromise are as follows (in thousands):

	March 31, 2010	December 31, 2009
Term loans	$207,323	$209,750
Working capital lines of credit	16,592	16,906
Accounts payable trade and accrued expenses	12,866	12,886
Derivative instruments – interest rate swaps	2,312	2,875
Total liabilities subject to compromise	$239,093	$242,417

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Term Loans & Working Capital Lines of Credit – Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including liabilities subject to compromise for which interest expense is not recognized in accordance with the provisions of FASB ASC 852, Reorganizations. The Bankrupt Debtors did not record contractual interest expense on certain unsecured prepetition debt subject to compromise from the date of the Chapter 11 Filings. The Bankrupt Debtors are however, accruing interest on their debtor-in-possession credit agreement (“DIP Financing”) and related rollup as these amounts are likely to be paid in full upon confirmation of a plan of reorganization. For the three months ended March 31, 2010, the Bankrupt Debtors recorded interest expense of approximately $1,102,000. Had the Bankrupt Debtors accrued interest on all of their liabilities subject to compromise for the three months ended March 31, 2010, the Bankrupt Debtors’ interest expense would have been approximately $6,956,000.

7.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At March 31, 2010, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol. These fixed- and indexed-price commitments will be delivered throughout the remainder of 2010. Outstanding balances on fixed-price contracts for the purchases of materials are indicated below and volumes indicated in the indexed-price portion of the table are additional purchase commitments at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$3,833
Total	$3,833

Indexed-Price Contracts (Volume)
Ethanol (gallons)	2,544

Sales Commitments – At March 31, 2010, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG and syrup. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$2,705
WDG	4,143
Syrup	515
Total	$7,363

Indexed-Price Contracts (Volume)
Ethanol (gallons)	55,833

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Litigation – Delta-T Corporation – On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “First Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with its subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC and Pacific Ethanol Madera, LLC. The suit alleged breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations. The complaint seeks specified contract damages of approximately $6,500,000, along with other unspecified damages. All of the defendants moved to dismiss the First Virginia Federal Court case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moved to stay the First Virginia Federal Court case pending arbitration. In January 2009, these motions were granted by the Court, compelling the case to arbitration with the American Arbitration Association (“AAA”). By letter dated June 10, 2009, the AAA notified the parties to the arbitration that the matter was automatically stayed as a result of the Chapter 11 Filings.

On March 18, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by OneSource Distributors, LLC against Delta-T Corporation. On March 31, 2009, Delta-T Corporation and Bateman Litwin N.V, a foreign corporation, filed a third-party complaint in the United States District Court for the District of Minnesota naming Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC as defendants. The third-party complaint arises out of a suit by Campbell-Sevey, Inc. against Delta-T Corporation. On April 6, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by GEA Westfalia Separator, Inc. against Delta-T Corporation. Each of these actions allegedly relate to the aforementioned Engineering, Procurement and Technology License Agreements and Delta-T Corporation’s performance of services thereunder. The third-party suit and the cross-complaints assert many of the factual allegations in the First Virginia Federal Court case and seek unspecified damages.

On June 19, 2009, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “Second Virginia Federal Court case”), naming Pacific Ethanol, Inc. as the sole defendant. The suit alleges breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement, and breaches of indemnity obligations. The complaint seeks specified contract damages of approximately $6,500,000, along with other unspecified damages.

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

On March 1, 2010, Delta-T Corporation resumed active litigation of the Second Virginia Federal Court case by filing a motion for entry of a default judgment. Also on March 1, 2010, Pacific Ethanol, Inc. filed a motion for extension of time for its first appearance in the Second Virginia Federal Court case and also filed a motion to dismiss Delta-T Corporation's complaint based on the mandatory arbitration clause in the parties' contracts, and alternatively to stay proceedings during the pendency of arbitration. These motions were heard in March 2010. The Court ruled on the motions in May 2010, denying Delta-T’s motion for entry of a default judgment, and compelling the case to arbitration with the AAA. The Company intends to continue to vigorously defend against Delta-T Corporation’s claims.

8.	FAIR VALUE MEASUREMENTS.

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the Company classified its interest rate caps and swaps into the following levels depending on the inputs used to determine their fair values. The fair value of the interest rate caps of $5,000 at March 31, 2010, is based on quoted prices on similar assets or liabilities in active markets and is designated as Level 2. The fair value of the interest rate swaps of $2,312,000 at March 31, 2010, is based on a combination of observable inputs and material unobservable inputs and is designated as Level 3.

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The Company has five pay-fixed and receive variable interest rate swaps in liability positions at March 31, 2010. The value of these swaps at March 31, 2010 was materially affected by the Company’s credit. A pre-credit fair value of each swap was determined using conventional present value discounting based on the 3-year Euro dollar futures curves and the LIBOR swap curve beyond 3 years, resulting in a liability of approximately $5,780,000. To reflect the Company’s current financial condition and Chapter 11 Filings, a recovery rate of 40% was applied to that value. Management elected the 40% recovery rate in the absence of any other company-specific information. As the recovery rate is a material unobservable input, these swaps are considered Level 3. It is the Company’s understanding that 40% reflects the standard market recovery rate provided by Bloomberg in probability of default calculations. The Company applied its interpretation of the 40% recovery rate to the swap liability, reducing the liability by 60% to approximately $2,312,000 to reflect the credit risk to counterparties. The changes in the Company’s fair value of its Level 3 inputs are as follows (in thousands):

Level 3
Beginning balance, December 31, 2009	$(2,875)
Adjustments to fair value for the period	563
Ending balance, March 31, 2010	$(2,312)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying value of cash and cash equivalents, investments in marketable securities, accounts receivable, restricted cash, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The aggregate carrying values and fair values of the Company’s term loans and working capital lines of credit reflected in liabilities subject to compromise were $223,915,000 and $89,566,000 as of March 31, 2010, respectively. As discussed above, the Company applied a 40% standard market recovery rate to its caps and swaps, and accordingly, applied the rate to its related debt carrying value.

9.	EARNINGS PER SHARE.

The following table computes basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2010
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(10,896)
Less: Preferred stock dividends	(790)
Basic and diluted loss per share:
Loss available to common stockholders	$(11,686)	57,877	$(0.20)

	Three Months Ended March 31, 2009
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss	$(23,948)
Less: Preferred stock dividends	(790)
Basic and diluted earnings per share:
Loss available to common stockholders	$(24,738)	56,999	$(0.43)

There were an aggregate of 7,038,000 potentially dilutive weighted-average shares from convertible securities outstanding as of March 31, 2010 and 2009. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2010 and 2009, as their effect would be anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

In 2008, the Company issued shares of its Series B Preferred Stock to certain related parties. The Company had outstanding and unpaid preferred dividends of $3,992,000 and $3,202,000 as of March 31, 2010 and December 31, 2009, respectively, in respect of its Series B Preferred Stock.

The Company had certain notes payable to Lyles United, LLC and Lyles Mechanical Co. in the aggregate principal amount of $21,500,000 and $31,500,000 and accrued and unpaid interest of $3,435,000 and $2,731,000 as of March 31, 2010 and December 31, 2009, respectively.

The Company had certain notes payable to its Chairman of the Board and its Chief Executive Officer totaling $2,000,000 and accrued and unpaid interest of $160,000 and $120,000 as of March 31, 2010 and December 31, 2009, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	BANKRUPT DEBTORS’ CONDENSED COMBINED FINANCIAL STATEMENTS.

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

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$820	$3,246
Accounts receivable – trade	1,139	716
Accounts receivable – related parties	4,937	2,371
Inventories	7,208	7,789
Prepaid expenses	678	1,131
Other current assets	1,383	1,029
Total current assets	16,165	16,282
Property and equipment, net	157,501	160,000
Other assets	816	858
Total Assets	$174,482	$177,140

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accounts payable – trade	$3,950	$2,219
Accrued liabilities	297	174
Other liabilities – related parties	336	36
DIP Financing and rollup (Note 5)	45,134	39,654
Other current liabilities	1,617	1,504
Total current liabilities	51,334	43,587

Other liabilities	73	61
Liabilities subject to compromise	239,093	242,417
Total Liabilities	290,500	286,065
Member’s Deficit:
Member’s equity	257,487	257,487
Accumulated deficit	(373,505)	(366,412)
Total Member’s Deficit	(116,018)	(108,925)
Total Liabilities and Member’s Deficit	$174,482	$177,140

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010

Net sales	$42,685
Cost of goods sold	46,729
Gross loss	(4,044)
Selling, general and administrative expenses	985
Loss from operations	(5,029)
Reorganization costs	1,439
Other expense, net	625
Net loss	$(7,093)

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010

Operating Activities:
Net loss	$(7,093)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,531
Gain on derivative instruments	(531)
Changes in operating assets and liabilities:
Accounts receivable	(424)
Inventories	581
Prepaid expenses and other assets	126
Accounts payable and accrued expenses	1,943
Related party receivables and payables	(2,267)
Net cash used in operating activities	$(5,134)
Investing Activities:
Additions to property and equipment	$(32)
Net cash used in investing activities	$(32)
Financing Activities:
Proceeds from borrowings under DIP Financing	$2,740
Net cash provided by financing activities	$2,740
Net decrease in cash and cash equivalents	(2,426)
Cash and cash equivalents at beginning of period	3,246
Cash and cash equivalents at end of period	$820

12.	SUBSEQUENT EVENTS.

In April 2010, the Company issued 3,750,000 shares to Socius to extinguish $4,000,000 of indebtedness. (See Note 5.)

The Company performed an evaluation of subsequent events through the date of filing this Form 10-Q and has determined that there are no other subsequent events that require disclosure.

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

•	our ability to obtain court approval with respect to motions in the chapter 11 proceedings prosecuted by us from time to time;
•	our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Filings;
•	our ability to obtain and maintain normal terms with vendors and service providers;
•	our ability to maintain contracts that are critical to our operations;
•	fluctuations in the market price of ethanol and its co-products;
•	the projected growth or contraction in the ethanol and co-product markets in which we operate;
•	our strategies for expanding, maintaining or contracting our presence in these markets;
•	our ability to successfully operate our ethanol production facilities;
•	anticipated trends in our financial condition and results of operations; and
•	our ability to distinguish ourselves from our current and future competitors.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. We do not undertake to update, revise or correct any forward-looking statements, except as required by law.

Any of the factors described immediately above, or referenced from time to time in our filings with the SEC or in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

Neither Pacific Ethanol, Inc., referred to as the Parent company, nor any of its other direct or indirect subsidiaries, including Kinergy Marketing LLC, or Kinergy, and Pacific Ag. Products, LLC, or PAP, have filed petitions for relief under the Bankruptcy Code. We continue to manage the Bankrupt Debtors pursuant to asset management agreements and Kinergy and PAP continue to market and sell their ethanol and feed production under existing marketing agreements.

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

On April 16, 2010, the Bankrupt Debtors filed an amended joint plan of reorganization with the Bankruptcy Court, which was structured in cooperation with certain of the Bankrupt Debtors’ secured lenders. The amended plan contemplates that ownership of the Bankrupt Debtors would be transferred to a new entity, which would be wholly-owned by the Bankrupt Debtors’ secured lenders. Under the proposed plan, the Bankrupt Debtors’ existing prepetition and postpetition secured indebtedness would be restructured to consist of approximately $50.0 million in three-year term loans and a new three-year revolving credit facility of up to $35.0 million to fund working capital requirements (the revolver is initially capped at $15.0 million but may be increased to up to $35.0 million if more than two of the Bankrupt Debtors’ ethanol production facilities cease operations). Further, the amended plan includes terms under which the lenders may grant us an option to purchase up to 25% of the total ownership in the new entity for up to $30.0 million in cash. The option would be exercisable until 90 days following the Bankruptcy Court’s confirmation of the amended plan. The Bankruptcy Court has set June 8, 2010 as the plan confirmation hearing date.

Under the proposed plan, we would continue to manage and operate the ethanol plants under the terms of an amended and restated asset management agreement and would continue to market all of the ethanol and wet distillers grains produced by the plants under the terms of amended and restated agreements with Kinergy and PAP.

Liquidity Summary

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of ethanol industry conditions that have negatively affected our business and ongoing financial difficulties, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs until either June 30, 2010, if we are unable to timely close a prospective $5.0 million credit facility, or through December 31, 2010, if we are able to timely close the credit facility and either pay or further defer a $1.5 million payable owed to a judgment creditor on June 30, 2010. These expectations concerning our available liquidity until June 30, 2010 or through December 31, 2010 presume that a creditor does not pursue any action against us due to our default on an aggregate of $17.5 million of remaining principal, plus accrued interest and fees, and that we maintain our current levels of borrowing availability under Kinergy’s line of credit. Accordingly, there continues to be substantial doubt as to our ability to continue as a going concern.

Although we are actively pursuing a number of alternatives, including seeking a confirmed plan of reorganization with respect to the Chapter 11 Filings, seeking stockholder approval to continue our debt for equity exchange program in respect of $17.5 million of indebtedness and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful.

If we cannot confirm a plan of reorganization with respect to the Chapter 11 Filings, complete our debt for equity exchange program in respect of the $17.5 million of indebtedness, restructure our debt and raise sufficient capital, in each case in a timely manner, we may need to seek further protection under the Bankruptcy Code, including at the Parent company level, which could occur prior to June 30, 2010. In addition, we could be forced into bankruptcy or liquidation by our creditors, or be forced to substantially restructure or alter our business operations or obligations. See “—Liquidity and Capital Resources” below.

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

Our four ethanol facilities, which produce our ethanol and co-products, are as follows:

Facility Name	Facility Location	Estimated Annual Production Capacity (gallons)	Current Operating Status

Magic Valley	Burley, ID	60,000,000	Operating
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Idled
Madera	Madera, CA	40,000,000	Idled

In addition, we own a 42% interest in Front Range Energy LLC, or Front Range, which owns a facility located in Windsor, Colorado, with annual production capacity of up to 50 million gallons.

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

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: going concern assumption; revenue recognition; consolidation of variable interest entities; impairment of long-lived and intangible assets; and allowance for doubtful accounts. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Effective January 1, 2010, we adopted the new guidance to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidations, which resulted in reassessing that, under the guidance, we are no longer the primary beneficiary and, effective January 1, 2010, have prospectively adopted the guidance resulting in a deconsolidation of the financial results of Front Range. Upon deconsolidation, on January 1, 2010, we removed $62.6 million of assets and $12.7 million of liabilities from our consolidated balance sheet and recorded a cumulative debit adjustment to retained earnings of $1.8 million. The periods presented in this report prior to the effective date of the deconsolidation continue to include related balances associated with Front Range. Effective January 1, 2010, we will account for our investment in Front Range under the equity method, with equity earnings recorded in other income (expense) in the consolidated statements of operations.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,
	2010	2009	Percentage Variance
Production gallons sold (in millions)	19.7	24.6	(19.9%	)
Third party gallons sold (in millions)	39.0	20.3	92.1%
Average sales price per gallon	$1.83	$1.65	10.9%
Corn cost per bushel—CBOT equivalent (1)	$3.70	$4.11	(10.0%	)
Co-product revenues as % of delivered cost of corn	21.0%	24.3%	(13.6%	)

Average CBOT ethanol price per gallon	$1.71	$1.58	8.2%
Average CBOT corn price per bushel	$3.70	$3.77	(1.9%	)

(1) We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Loss

The following table presents our net sales, cost of goods sold and gross loss in dollars and gross loss as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,				Variance in
	2010		2009		Dollars	Percent
Net sales	$71,290		$86,682		$(15,392)	(17.8%	)
Cost of goods sold	74,338		97,768		(23,430)	(24.0%	)
Gross loss	$(3,048)		$(11,086)		$8,038	(72.5%	)
Percentage of net sales	(4.3%	)	(12.8%	)

Net Sales

The decrease in our net sales for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to a decrease in production gallons sold, which was partially offset by an increase in our average sales price per gallon.

Total volume of ethanol production gallons sold decreased by 4.9 million gallons, or 20%, to 19.7 million gallons for the three months ended March 31, 2010 as compared to 24.6 million gallons for the same period in 2009. The decrease in production sales volume is primarily due to our deconsolidation of Front Range resulting in Front Range sales volume being classified as third-party sales volume. This decrease was partially offset by an increase in gallons sold from our Magic Valley facility. For the three months ended March 31, 2010, both our Columbia and Magic Valley facilities were operating and producing ethanol for the entire period, whereas in the comparable period in 2009, only our Columbia facility was producing ethanol during the entire period as we had ceased production at our Magic Valley and Stockton facilities during the three months ended March 31, 2009. In addition to Front Range, our other third-party ethanol gallons sold increased under our other third-party ethanol marketing arrangements.

Our average sales price per gallon increased 11% to $1.83 for the three months ended March 31, 2010 from an average sales price per gallon of $1.65 for the three months ended March 31, 2009. The average CBOT price per gallon increased 8% to $1.71 for the three months ended March 31, 2010 from an average CBOT price per gallon of $1.58 for the three months ended March 31, 2009.

Cost of Goods Sold and Gross Loss

Our gross margin increased to negative 4.3% for the three months ended March 31, 2010 from negative 12.8% for the same period in 2009 due to decreased corn costs and a higher average sales price per gallon. In addition, costs to manage our facilities in relation to the volume produced decreased, particularly as it relates to our two facilities not producing ethanol but still incurring maintenance costs and depreciation expense as compared to three facilities in the prior year. Further, our depreciation expense decreased in total from both the deconsolidation of Front Range and a lower depreciation basis for our production facilities after a significant impairment charge in the fourth quarter of 2009. Total depreciation expense for the three months ended March 31, 2010 was approximately $2.6 million, as compared to approximately $8.4 million for the same period in 2009.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2010	2009	Dollars	Percent
Selling, general and administrative expenses	$3,156	$7,674	$(4,518)	(58.9%	)
Percentage of net sales	4.4%	8.9%

Our selling, general and administrative expenses, or SG&A, decreased both in absolute dollars and as a percentage of net sales for the three months ended March 31, 2010. SG&A decreased $4.5 million to $3.2 million for the three months ended March 31, 2010 as compared to $7.7 million for the same period in 2009. The decrease in the dollar amount of SG&A is primarily due to the following factors:

•	payroll and benefits decreased by $1.6 million due to a reduction in employees as we reduced the number of administrative positions in 2009 due to reduced production and related support needs.

•	professional fees decreased by $1.5 million due to further cost saving efforts and a reduction of $1.0 million in professional fees associated with our debt restructuring efforts; and

•	total SG&A associated with Front Range decreased by $0.5 million as we no longer consolidate its results with our own.

Loss on Extinguishment of Debt

The following table presents our loss on extinguishment of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2010	2009	Dollars	Percent
Loss on extinguishment of debt	$1,616	$—	$1,616	NA
Percentage of net sales	2.3%	—%

We are a party to certain agreements designed to satisfy our outstanding debt to Lyles United, LLC and Lyles Mechanical Co., or collectively, Lyles. Under these agreements, we issued shares to a third party which acquired outstanding debt owed to Lyles in two successive transactions. Under these transactions, we issued an aggregate of 7.9 million shares with an aggregate fair value of $11.6 million in exchange for $10.0 million in debt extinguishment, resulting in an aggregate loss of $1.6 million for the three months ended March 31, 2010. We determined fair value based on the closing price of our shares at the end of an applicable 5-day trading period, the date the net shares to be issued were determinable.

Other Expense

The following table presents our other expense in dollars and our other expense as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2010	2009	Dollars	Percent
Other expense	$1,637	$6,971	$(5,334)	(76.5%	)
Percentage of net sales	2.3%	8.0%

Other expense decreased by $5.3 million to $1.6 million for the three months ended March 31, 2010 from $7.0 million for the same period in 2009. The decrease in other expense is primarily due to the following factors:

•
interest expense decreased by $4.7 million, as we ceased fully accruing interest on our debt due to the Chapter 11 Filings. Since May 17, 2009, we only accrue interest on our debt that is probable of being repaid as part of a plan of reorganization;

•	amortization of deferred financing fees decreased by $0.5 million, as we wrote off a significant amount of deferred financing fees at the time of the Chapter 11 Filings; and

•	total other expense associated with Front Range decreased by $0.4 million as we no longer consolidate its results with our own.

Reorganization Costs

The following table presents our reorganization costs in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2010	2009	Dollars	Percent
Reorganization costs	$1,439	$—	$1,439	NA
Percentage of net sales	2.0%	—%

In accordance with FASB ASC 852, Reorganizations, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations. Professional fees directly related to the reorganization include fees associated with advisors to the Bankrupt Debtors, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code. Reorganization costs for the three months ended March 31, 2010 consisted of the following (in thousands):

Professional fees	$1,382
Trustee fees	57
Total	$1,439

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the proportionate share of the net loss attributed to noncontrolling interest in Front Range, a variable interest entity, and net loss attributed to noncontrolling interest in variable interest entity as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2010	2009	Dollars	Percent
Net loss attributed to noncontrolling interest in variable interest entity	$—	$1,783	$(1,783)	(100.0%	)
Percentage of net sales	—%	2.1%

Net loss attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of Front Range, a variable interest entity, prior to January 1, 2010. We have determined that we are no longer the primary beneficiary in Front Range. For the three months ended March 31, 2009, we consolidated the entire income statement of Front Range for the period covered. However, because we owned only 42% of Front Range, we reduced our net income or increased our net loss for the noncontrolling interest, which was the 58% ownership interest that we did not own.

Net Loss Attributed to Pacific Ethanol, Inc.

The following table presents our net loss attributed to Pacific Ethanol, Inc. in dollars and our net loss attributed to Pacific Ethanol, Inc. as a percentage of net sales (in thousands, except percentages):
	Three Months Ended
	March 31,		Variance in
	2010	2009	Dollars	Percent
Net loss attributed to Pacific Ethanol, Inc.	$10,896	$23,948	$(13,052)	(54.5%	)
Percentage of net sales	15.3%	27.6%

Net loss attributed to Pacific Ethanol, Inc. decreased during the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to a decrease in gross loss, SG&A and other expense, which were partially offset by our loss on extinguishment of debt and reorganization costs.

Preferred Stock Dividends and Loss Available to Common Stockholders

The following table presents the preferred stock dividends in dollars for our Series B Preferred Stock, these preferred stock dividends as a percentage of net sales, and our loss available to common stockholders in dollars and our loss available to common stockholders as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2010	2009	Dollars	Percent
Preferred stock dividends	$790	$790	$—	—%
Percentage of net sales	1.1%	0.9%
Loss available to common stockholders	$11,686	$24,738	$(13,052)	(52.8%	)
Percentage of net sales	16.4%	28.5%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum, of the purchase price per share of the Series B Preferred Stock. We declared, but did not pay, cash dividends on our Series B Preferred Stock in the aggregate amount of $0.8 million, for each of the three months ended March 31, 2010 and 2009. We are currently in arrears and have not paid approximately $4.0 million in Series B Preferred Stock dividends as of March 31, 2010.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2010, on a consolidated basis, we had an aggregate of $2.9 million in cash and cash equivalents, which includes amounts that were held by the Bankrupt Debtors and other consolidated entities. Of this amount, approximately $2.1 million was unrestricted and available to the parent company for its operations and obligations. Operations at two of our four wholly-owned ethanol production facilities remain suspended due to market conditions and in an effort to conserve capital. We have also taken and expect to take additional steps to preserve capital and generate additional cash.

We are in default to Lyles under promissory notes due in March 2009 in an aggregate remaining principal amount of approximately $17.5 million, plus accrued interest and fees. We have announced agreements designed to satisfy this indebtedness. These agreements are between a third party and Lyles under which Lyles may transfer its claims in respect of our indebtedness in up to $5.0 million tranches, which claims the third party may then settle in exchange for shares of our common stock. Through the filing of this report, Lyles claims in respect of an aggregate of $14.0 million of our indebtedness have been settled through this process. However, we will be unable to settle any further claims in respect of this indebtedness unless and until we receive stockholder approval of this arrangement as The NASDAQ Stock Market imposes on its listed companies certain limitations on the number of shares issuable in certain transactions.

In addition, a payable in the amount of $1.5 million from a judgment arising out of litigation against us in 2008 is due on June 30, 2010. We may not have sufficient funds to make this payment.

We entered into a commitment letter with Southern Counties Oil Co., a California corporation, or SC Fuels, in respect of a $5.0 million credit facility to fund our ongoing working capital requirements, including for the repayment of our obligations to Lyles. SC Fuels is owned and controlled by Frank P. Greinke, who is one of our former directors, the owner of a customer and the trustee of the holder of a majority of our outstanding shares of Series B Preferred Stock. The commitment letter contemplates a senior secured credit facility with a two year term. The consummation of the credit facility is subject to a number of significant contingencies, including satisfactory results of due diligence, the negotiation and preparation of definitive documentation and the repayment of our indebtedness to Lyles United prior to or with the first draw under the credit facility or progress satisfactory to SC Fuels in the repayment or restructuring of the indebtedness owing to Lyles United. We cannot provide any assurance that we will be successful in closing the credit facility.

As a result of these circumstances, we believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs until either June 30, 2010, if we are unable to timely close the SC Fuels credit facility, or through December 31, 2010, if we are able to timely close the SC Fuels credit facility and either pay or further defer the $1.5 million owed to our judgment creditor on June 30, 2010. These expectations concerning our available liquidity until June 30, 2010 or through December 31, 2010 presume that Lyles does not pursue any action against us due to our default on an aggregate of $17.5 million of remaining principal, plus accrued interest and fees, and that we maintain our current levels of borrowing availability under Kinergy’s line of credit.

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

	March 31, 2010	December 31, 2009	Variance
Current assets	$30,369	$48,776	(37.7%	)
Current liabilities	$92,540	$99,633	(7.1%	)
Property and equipment, net	$164,055	$243,733	(32.7%	)
Notes payable, net of current portion	$—	$12,739	(100.0%	)
Liabilities subject to compromise	$239,093	$242,417	(1.4%	)
Working capital	$(62,171)	$(50,857)	(22.2%	)
Working capital ratio	0.33	0.49	(32.7%	)

Change in Working Capital and Cash Flows

Working capital decreased to a deficit of $62.2 million at March 31, 2010 from a deficit of $50.9 million at December 31, 2009 as a result of decreases in current assets of $18.4 million and current liabilities of $7.1 million.

Current assets decreased primarily due to our deconsolidation of Front Range, resulting in a decrease in current assets of $17.0 million and a decrease in cash and cash equivalents of $4.1 million, partially offset by an increase in accounts receivable of $2.4 million.

Current liabilities decreased primarily due to our deconsolidation of Front Range, resulting in a decrease in current liabilities of $5.9 million and a decrease in current portion of long-term notes payable of $4.5 million, which were partially offset by increases in accounts payable and accrued expenses of $2.2 million and other liabilities-related parties of $0.2 million.

Cash used in operating activities of $6.9 million resulted primarily from a net loss of $10.9 million, an increase in accounts receivable of $2.4 million, an increase in inventories of $1.0 million and a gain on derivatives of $0.5 million, and was mostly offset by depreciation expense of $2.9 million, loss on extinguishment of debt of $1.6 million and an increase accounts payable and accrued expenses of $2.2 million.

Cash used in investing activities of $10.5 million resulted primarily from the net impact of our deconsolidation of Front Range.

Cash provided by financing activities of $2.7 million resulted primarily from proceeds from borrowings under our Bankrupt Debtors’ debtor-in-possession credit agreement.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2010 and 2009.

Impact of New Accounting Pronouncements

The disclosure requirements and impacts of new accounting pronouncements are described in “Note 2—New Accounting Standards” of the Notes to Consolidated Financial Statements contained elsewhere in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

On April 16, 2010, the Bankrupt Debtors filed an amended joint plan of reorganization with the Bankruptcy Court, which was structured in cooperation with certain of the Bankrupt Debtors’ secured lenders. The amended plan contemplates that ownership of the Bankrupt Debtors would be transferred to a new entity, which would be wholly owned by the Bankrupt Debtors’ secured lenders. Under the proposed plan, the Bankrupt Debtors’ existing prepetition and postpetition secured indebtedness would be restructured to consist of approximately $50.0 million in three-year term loans and a new three-year revolving credit facility of up to $35.0 million to fund working capital requirements (the revolver is initially capped at $15.0 million but may be increased to up to $35.0 million if more than two of the Bankrupt Debtors’ ethanol production facilities cease operations). Further, the amended plan includes terms under which the lenders may grant us an option to purchase up to 25% of the total ownership in the new entity for up to $30.0 million in cash. The option would be exercisable until 90 days following the Court’s confirmation of the amended plan. The Court has set June 8, 2010 as the plan confirmation hearing date.

Under the proposed plan, we would continue to manage and operate the ethanol plants under the terms of an amended and restated asset management agreement and would continue to market all of the ethanol and wet distillers grains produced by the plants under the terms of amended and restated agreements with Kinergy and PAP.

Delta-T Corporation

On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “First Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with its subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC and Pacific Ethanol Madera, LLC. The suit alleged breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations. The complaint seeks specified contract damages of approximately $6.5 million, along with other unspecified damages. All of the defendants moved to dismiss the First Virginia Federal Court case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moved to stay the First Virginia Federal Court case pending arbitration. In January 2009, these motions were granted by the Court, compelling the case to arbitration with the American Arbitration Association, or the AAA. By letter dated June 10, 2009, the AAA notified the parties to the arbitration that the matter was automatically stayed as a result of the Chapter 11 Filings.

On March 18, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by OneSource Distributors, LLC against Delta-T Corporation. On March 31, 2009, Delta-T Corporation and Bateman Litwin N.V, a foreign corporation, filed a third-party complaint in the United States District Court for the District of Minnesota naming Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC as defendants. The third-party complaint arises out of a suit by Campbell-Sevey, Inc. against Delta-T Corporation. On April 6, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arises out of a suit by GEA Westfalia Separator, Inc. against Delta-T Corporation. Each of these actions allegedly relate to the aforementioned Engineering, Procurement and Technology License Agreements and Delta-T Corporation’s performance of services thereunder. The third-party suit and the cross-complaints assert many of the factual allegations in the First Virginia Federal Court case and seek unspecified damages.

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

On March 1, 2010, Delta-T Corporation resumed active litigation of the Second Virginia Federal Court case by filing a motion for entry of a default judgment. Also on March 1, 2010, Pacific Ethanol, Inc. filed a motion for extension of time for its first appearance in the Second Virginia Federal Court case and also filed a motion to dismiss Delta-T Corporation's complaint based on the mandatory arbitration clause in the parties’ contracts, and alternatively to stay proceedings during the pendency of arbitration. These motions were heard in March 2010. The Court ruled on the motions in May 2010, denying Delta-T’s motion for entry of a default judgment, and compelling the case to arbitration with the AAA. We intend to continue to vigorously defend against Delta-T Corporation’s claims.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Not Applicable.

Dividends

For each of the three months ended March 31, 2010 and 2009, we declared, but did not pay, an aggregate of $0.8 million in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. In addition, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the year ended December 31, 2009, for the three months ended March 31, 2010 or thereafter through the filing of this report. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends to our common stockholders.

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

We are also in default under notes payable to related parties in the aggregate amount of $17.5 million.

We accrued for dividend payments on our Series B Preferred Stock in the amount of $4.0 million as of March 31, 2010. We have not yet paid such dividends and we are therefore in breach of our obligations in respect of our Series B Preferred Stock.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Purchase and Option Agreement dated March 2, 2010 by and between Lyles United, LLC and Socius CG II, Ltd. containing an Acknowledgment by Pacific Ethanol, Inc. (1)
10.2	Option/Purchase Agreement dated March 2, 2010 by and between Lyles Mechanical Co. and Socius CG II, Ltd. containing an Acknowledgment by Pacific Ethanol, Inc. (1)
10.3	Purchase Agreement dated March 15, 2010 by and between Lyles United, LLC and Socius CG II, Ltd. containing an Acknowledgment by Pacific Ethanol, Inc. (2)
10.4	Order Approving Stipulation for Settlement of Claim (3)
10.5	Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code as filed with the United States Bankruptcy Court for the District of Delaware on March 26, 2010 (4)
10.6
Disclosure Statement for Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code as filed with the United States Bankruptcy Court for the District of Delaware on March 26, 2010 (4)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 4, 2010 filed with the Securities and Exchange Commission on March 8, 2010.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 16, 2010 filed with the Securities and Exchange Commission on March 22, 2010.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 23, 2010 filed with the Securities and Exchange Commission on March 24, 2010.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 26, 2010 filed with the Securities and Exchange Commission on March 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 14, 2010	By:	/s/ BRYON T. MCGREGOR
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