Form 10-Q
period 2010-06-30
Pacific Ethanol, Inc.
filed 2010-08-16
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 13, 2010, there were 82,900,743 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
ASSETS	2010	2009
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$1,975	$17,545
Accounts receivable, net (net of allowance for doubtful accounts of $239 and $1,016, respectively)	11,067	12,765
Inventories	2,279	12,131
Prepaid inventory	2,667	3,192
Other current assets	268	3,143
Total current assets	18,256	48,776
Property and equipment, net	1,189	243,733
Other Assets:
Intangible assets, net	4,919	5,156
Investment in Front Range	31,211	—
Other assets	36	1,154
Total other assets	36,166	6,310
Total Assets	$55,611	$298,819

*           Amounts derived from the audited financial statements for the year ended December 31, 2009.

See accompanying notes to these unaudited consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	2010	2009
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$10,322	$8,182
Accrued liabilities	2,287	5,891
Other liabilities – related parties	8,878	7,224
Current portion – long-term notes payable (including $14,500 and $33,500, respectively due to related parties)	16,231	77,365
Derivative instruments	—	971
Total current liabilities	37,718	99,633

Notes payable, net of current portion	—	12,739
Other liabilities	1,611	1,828
Liabilities subject to compromise	—	242,417
Total Liabilities	39,329	356,617

Commitments and Contingencies (Notes 1, 6 and 7)
Stockholders’ Equity (Deficit):
Pacific Ethanol, Inc. Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of June 30, 2010 and December 31, 2009;	—	—
Series B: 3,000,000 shares authorized; 2,346,152 shares issued and outstanding as of June 30, 2010 and December 31, 2009; liquidation preference of $50,540 as of June 30, 2010	2	2
Common stock, $0.001 par value; 300,000,000 shares authorized; 82,340,740 and 57,469,598 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	82	57
Additional paid-in capital	502,967	480,948
Accumulated deficit	(486,769)	(581,076)
Total Pacific Ethanol, Inc. Stockholders’ Equity (Deficit)	16,282	(100,069)
Noncontrolling interest in variable interest entity	—	42,271
Total Stockholders’ Equity (Deficit)	16,282	(57,798)
Total Liabilities and Stockholders’ Equity (Deficit)	$55,611	$298,819

*            Amounts derived from the audited financial statements for the year ended December 31, 2009.

See accompanying notes to these unaudited consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$76,758	$70,114	$148,048	$156,796
Cost of goods sold	79,487	77,935	153,825	175,703
Gross loss	(2,729)	(7,821)	(5,777)	(18,907)
Selling, general and administrative expenses	3,177	6,254	6,333	13,928
Loss from operations	(5,906)	(14,075)	(12,110)	(32,835)
Loss on extinguishments of debt	(544)	—	(2,159)	—
Other expense, net	(1,692)	(4,734)	(3,329)	(11,705)
Loss before reorganization costs, gain from bankruptcy exit and income taxes	(8,142)	(18,809)	(17,598)	(44,540)
Reorganization costs	(2,714)	(9,462)	(4,153)	(9,462)
Gain from bankruptcy exit	119,408	—	119,408	—
Provision for income taxes	—	—	—	—
Net income (loss)	108,552	(28,271)	97,657	(54,002)
Net loss attributed to noncontrolling interest in variable interest entity	—	903	—	2,686
Net income (loss) attributed to Pacific Ethanol, Inc.	$108,552	$(27,368)	$97,657	$(51,316)
Preferred stock dividends	$(798)	$(798)	$(1,588)	$(1,588)
Income (loss) available to common stockholders	$107,754	$(28,166)	$96,069	$(52,904)
Net income (loss) per share, basic	$1.56	$(0.49)	$1.52	$(0.93)
Net income (loss) per share, diluted	$1.43	$(0.49)	$1.39	$(0.93)
Weighted-average shares outstanding, basic	68,897	56,985	63,396	56,999
Weighted-average shares outstanding, diluted	75,935	56,985	70,434	56,999

See accompanying notes to these unaudited consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income (loss)	$97,657	$(54,002)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on bankruptcy exit	(119,408)	—
Loss on extinguishments of debt	2,159	—
Write-off of deferred financing fees	—	7,545
Depreciation and amortization of intangibles	5,708	17,339
Inventory valuation	136	845
Amortization of deferred financing fees	269	980
Non-cash compensation and consulting expense	891	1,032
Gain on derivatives	(1,206)	(2,425)
Bad debt expense	(214)	64
Equity earnings in Front Range	334	—
Changes in operating assets and liabilities:
Accounts receivable	(6,653)	13,584
Restricted cash	—	2,520
Inventories	1,554	4,764
Prepaid expenses and other assets	334	2,840
Prepaid inventory	525	245
Accounts payable and accrued expenses	9,956	(4,319)
Net cash used in operating activities	(7,958)	(8,988)
Investing Activities:
Net cash impact of deconsolidation of Front Range	(10,486)	—
Net cash impact of bankruptcy exit	(1,301)	—
Additions to property and equipment	(277)	(1,693)
Proceeds from sales of available-for-sale investments	—	7,679
Net cash (used in) provided by investing activities	(12,064)	5,986
Financing Activities:
Proceeds from borrowings under DIP Financing	5,173	12,278
Principal payments on borrowings	(721)	(10,669)
Proceeds from borrowing	—	2,000
Net cash provided by financing activities	4,452	3,609
Net (decrease) increase in cash and cash equivalents	(15,570)	607
Cash and cash equivalents at beginning of period	17,545	11,466
Cash and cash equivalents at end of period	$1,975	$12,073

Supplemental Information:
Interest paid	$3,150	$2,176
Non-cash financing and investing activities:
Preferred stock dividend declared	$1,588	$1,588
Value of common stock issued in debt extinguishments	$21,159	$—

See accompanying notes to these unaudited consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation, and its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”) and Pacific Ag. Products, LLC (“PAP”) for all periods presented, and for the periods specified below, the Plant Owners (as defined below), and Front Range Energy, LLC, a Colorado limited liability company (“Front Range”) (collectively, the “Company”).

The Company produces and sells low-carbon renewable fuels and co-products, including wet distillers grain (“WDG”), a highly-valuable nutritional animal feed. The Company sells ethanol to integrated oil companies and gasoline marketers who blend ethanol into gasoline, and provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington.

Effective June 29, 2010, under new asset management agreements, the Company manages the production and operation of the Plant Owners’ four ethanol production facilities. These facilities have an aggregate estimated annual production capacity of up to 200 million gallons. Two of the facilities are operating and two of the facilities are idled. In addition, the Company owns a 42% interest in Front Range, which owns a plant located in Windsor, Colorado, with an annual production capacity of up to 50 million gallons.

Chapter 11 Filings – On May 17, 2009, five indirect wholly-owned subsidiaries of Pacific Ethanol, Inc., namely, Pacific Ethanol Holding Co. LLC (“PEHC”), Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Plant Owners”) each commenced a case by filing voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in an effort to restructure their indebtedness (“Chapter 11 Filings”).

On June 29, 2010 (the “Effective Date”), the Plant Owners declared effective their amended joint plan of reorganization (the “Plan”) with the Bankruptcy Court, which was structured in cooperation with certain of the Plant Owners’ secured lenders. Under the Plan, on the Effective Date, 100% of the ownership interest in the Plant Owners was transferred to a newly-formed limited liability company (referred to as “New PEHC”) that is wholly-owned by certain prepetition lenders, resulting in each of the Plant Owners becoming direct or indirect wholly-owned subsidiaries of New PEHC.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Except as disclosed in Note 3, the accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

For the periods through June 29, 2010, the consolidated financial statements include the financial statements of the Plant Owners. On June 29, 2010, the Plant Owners emerged from bankruptcy and the ownership of the Plant Owners was transferred to New PEHC.

For periods through December 31, 2009, the consolidated financial statements include the financial statements of Front Range, a variable interest entity of which Pacific Ethanol, Inc. owns 42%. Beginning January 1, 2010, the consolidated financial statements do not include the financial statements of Front Range as the Company is no longer the primary beneficiary. (See Note 4.)

Reclassifications of prior year’s data have been made to conform to 2010 classifications. Such classifications had no effect on net loss reported in the consolidated statements of operations.

Liquidity – The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company believes it has sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs until December 31, 2010. This expectation presumes that a creditor does not pursue any action against the Company due to the Company’s default on an aggregate of $12,500,000 of remaining principal, plus accrued interest and fees, the Company maintains its current levels of borrowing availability under Kinergy’s line of credit, and is able to either extend the October 2010 maturity date of Kinergy’s line of credit or replace the line of credit with a suitable alternative. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to raise additional debt or equity financing, or both, but there can be no assurance that the Company will be successful. If the Company cannot raise sufficient capital in a timely manner, the Company may need to seek protection under the Bankruptcy Code, which could occur prior to December 31, 2010. In addition, the Company could be forced into bankruptcy or liquidation by its creditors, or be forced to substantially restructure or alter its business operations or obligations.

The consolidated financial statements do not include any other adjustments that might result from the outcome of these matters.

2.	NEW OPERATING AGREEMENTS AND CALL OPTION AGREEMENT.

Asset Management Agreements – As contemplated by the Plan, on the Effective Date, the Company entered into an Asset Management Agreement (“AMA”) with PEHC under which the Company agreed to operate and maintain the Plant Owners on behalf of PEHC. These services generally include, but are not limited to, administering the Plant Owners’ compliance with their credit agreements and performing billing, collection, record keeping and other administrative and ministerial responsibilities. The Company agreed to supply all labor and personnel required to perform its services under the AMA, including, but not limited to, the labor and personnel required to operate and maintain the production facilities.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The costs and expenses associated with the Company’s provision of services under the AMA are prefunded by the Plant Owners under a preapproved budget. The Company’s obligation to provide services is limited to the extent there are sufficient funds advanced by the Plant Owners to cover the associated costs and expenses.

As compensation for providing the services under the AMA, the Company is to be paid $75,000 per month for each production facility that is operational and $40,000 per month for each production facility that is idled. In addition to the monthly fee, if during any six-month period (measured on September 30 and March 31 of each year commencing March 31, 2011) a production facility has annualized EBITDA per gallon of operating capacity of $0.20 or more, the Company will be paid a performance bonus equal to 3% of the increment by which EBITDA exceeds such amount. The aggregate performance bonus for all plants is capped at $2.2 million for each six-month period. The performance bonus will be reduced by 25% if all production facilities then operating do not operate at a minimum average yield of 2.70 gallons of denatured ethanol per bushel of corn. In addition, no performance bonus will be paid if there is a default or event of default under their credit agreement resulting from the borrowers’ failure to pay any amounts then due and owing.

The AMA also provides the Company with an incentive fee upon any sale of a production facility to the extent the sales price is above $0.60 per gallon of annual capacity.

The AMA has an initial term of six months and may be extended for additional six-month periods at the option of PEHC. In addition to typical conditions for a party to terminate the agreement prior to its expiration, the Company may terminate the AMA, and PEHC may terminate the AMA with respect to any facility, at any time by providing at least 60 days prior notice of such termination.

Ethanol Marketing Agreements – As contemplated by the Plan, on the Effective Date, Kinergy entered into separate ethanol marketing agreements with each of the operating facilities which grant Kinergy the exclusive right to purchase, market and sell the ethanol produced at those facilities. If an idled facility becomes operational, it is contemplated that Kinergy would enter into a substantially identical ethanol marketing agreement with the applicable Plant Owner. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to Kinergy, an amount is to be paid equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred by Kinergy, minus (iii) the estimated incentive fee payable to Kinergy, which equals 1% of the aggregate third-party purchase price. To facilitate Kinergy’s ability to pay amounts owing, the ethanol marketing agreements require that Kinergy maintain lines of credit of at least $5.0 million. Each of the ethanol marketing agreements has an initial term of one year and may be extended for additional one-year periods at the option of PEHC.

Corn Procurement and Handling Agreements – As contemplated by the Plan, on the Effective Date, PAP entered into separate corn procurement and handling agreements with each of operating facilities. If an idled facility becomes operational, it is contemplated that PAP would enter into a substantially identical corn procurement and handling agreement with the applicable Plant Owner. Under the terms of the corn procurement and handling agreements, each facility appointed PAP as its agent to solicit, negotiate, enter into and administer, on its behalf, corn supply arrangements to procure the corn necessary to operate its facility. PAP will also provide grain handling services including, but not limited to, receiving, unloading and conveying corn into the facility’s storage and, in the case of whole corn delivered, processing and hammering the whole corn.

PAP is to receive a fee of $0.50 per ton of corn delivered to each facility as consideration for its procurement services and a fee of $1.50 per ton of corn delivered as consideration for its grain handling services, each payable monthly. The Company agreed to enter into an agreement guaranteeing the performance of PAP’s obligations under the corn procurement and handling agreement upon the request of a Plant Owner. Each corn procurement and handling agreement has an initial term of one year and may be extended for additional one-year periods at the option of PEHC.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Distillers Grains Marketing Agreements – Under the Plan, on the Effective Date, PAP entered into separate distillers grains marketing agreements with the operating facilities which grant PAP the right to market, purchase and sell the WDG produced at the facility. If an idled facility becomes operational, it is contemplated that PAP would enter into a substantially identical distillers grains marketing agreement with the applicable Plant Owner. Under the terms of the distillers grains marketing agreements, within ten days after a facility delivers distillers grain product to PAP, it is to be paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the distillers grain product, minus (ii) the estimated amount of transportation costs to be incurred by PAP, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of distillers grain product or corn condensed distiller’s soluble produced or marketed, minus (iv) the estimated incentive fee payable to PAP, which equals the greater of (a) 5% of the aggregate third-party purchase price, and (b) $2.00 for each ton of distillers grain product sold in the transaction. Within the first five business days of each calendar month, the parties will reconcile and “true up” the actual purchase price, transportation costs, governmental fees and taxes, and incentive fees for all transactions entered into since the previous true-up date. Each distillers grains marketing agreement has an initial term of one year and may be extended for additional one-year periods at the option of PEHC.

Call Option Agreement – Under the Plan, on the Effective Date, the Company entered into a Call Option Agreement with New PEHC and certain current owners of membership interests in New PEHC under which the Company has the option to acquire from such current owners membership interests in New PEHC in an amount up to 25% (in the aggregate, the “Offered Interests”) of the total membership interests in New PEHC for a total price of $30,000,000 in cash (or $1,200,000 for each one percent of membership interest in New PEHC). The Company may exercise its option to purchase all or a portion of the Offered Interests at any time beginning on July 7, 2010 and ending on September 28, 2010, after which the Company’s option to purchase the Offered Interests will terminate.

3.	ACCOUNTING FOR EMERGENCE FROM CHAPTER 11 FILINGS.

Gain on Bankruptcy Exit – On the Effective Date, the Company ceased to own the membership interests in PEHC and the Plant Owners. As a result, the Company removed the related assets and liabilities from its consolidated financial statements, resulting in a net gain from the bankruptcy exit of $119,408,000. The classification and amounts of the net liabilities removed at June 29, 2010 are as follows (in thousands):

Current Assets:
Cash and cash equivalents	$1,302
Accounts receivable – trade	562
Accounts receivable – Kinergy and PAP	5,212
Inventories	4,841
Other current assets	2,166
Total current assets	14,083
Property and equipment, net	160,402
Other assets	585
Total Assets	$175,070

Current Liabilities:
Accounts payable and other liabilities	$21,368
DIP Financing and rollup	50,000
Liabilities subject to compromise	223,110
Total Liabilities	$294,478
Net Gain	$119,408

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liabilities Subject to Compromise – Liabilities subject to compromise refers to prepetition obligations which may be impacted by the Chapter 11 Filings. These amounts represented the Company’s current estimate of known or potential prepetition obligations to be resolved in connection with the Chapter 11 Filings. On June 29, 2010, the liabilities subject to compromise were removed from the Company’s balance sheet as discussed above.

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including liabilities subject to compromise for which interest expense may not be recognized in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations. The Plant Owners did not record contractual interest expense on certain unsecured prepetition debt subject to compromise from the date of the Chapter 11 Filings. The Plant Owners did, however, accrue interest on their debtor-in-possession credit agreement (“DIP Financing”) and related rollup as these amounts were likely to be paid in full upon confirmation of a plan of reorganization. On the Effective Date, the DIP Financing was converted to a term loan of the Plant Owners. For the three months ended June 30, 2010 and 2009, the Plant Owners recorded interest expense of approximately $1,253,000 and $3,884,000, respectively. Had the Plant Owners accrued interest on all of their liabilities subject to compromise for the three months ended June 30, 2010 and 2009, the Plant Owners’ interest expense would have been approximately $7,109,000 and $6,891,000, respectively. For the six months ended June 30, 2010 and 2009, the Plant Owners recorded interest expense of approximately $2,356,000 and $9,974,000, respectively. Had the Plant Owners accrued interest on all of their liabilities subject to compromise for the six months ended June 30, 2010 and 2009, the Plant Owners’ interest expense would have been approximately $14,932,000 and $12,982,000, respectively.

Reorganization Costs – The Plant Owners’ reorganization costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Professional fees	$2,654	$1,285	$4,036	$1,285
Write-off of unamortized deferred financing fees	—	7,545	—	7,545
DIP Financing fees	—	600	—	600
Trustee fees	60	32	117	32
Total	$2,714	$9,462	$4,153	$9,462

4.	DECONSOLIDATION OF FRONT RANGE.

On October 17, 2006, the Company entered into a Membership Interest Purchase Agreement with Eagle Energy, LLC to acquire Eagle Energy’s 42% interest in Front Range. Front Range was formed on July 29, 2004 to construct and operate a 50 million gallon dry mill ethanol facility in Windsor, Colorado. Front Range began producing ethanol in June 2006. Upon initial acquisition of these membership interests in Front Range, the Company determined that it was the primary beneficiary and from that point, consolidated the results of Front Range. Except for the marketing agreement discussed below, certain contracts and arrangements between the Company and Front Range have since terminated.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company entered into a marketing agreement with Front Range on August 19, 2005 that provided the Company with the exclusive right to act as an agent to market and sell all of Front Range’s ethanol production. The marketing agreement was amended on August 9, 2006 to extend the Company’s relationship with Front Range to allow the Company to act as a merchant under the agreement. The marketing agreement was amended again on October 17, 2006 to provide for a term of six and one-half years with provisions for annual automatic renewal thereafter.

On June 12, 2009, the FASB amended its guidance to ASC 810, Consolidations, surrounding a company’s analysis to determine whether any of its variable interest entities constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance was effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

Effective January 1, 2010, the Company adopted these provisions, which resulted in the Company concluding that, under the FASB’s guidance, the Company is no longer the primary beneficiary and, effective January 1, 2010, has prospectively adopted the FASB’s guidance resulting in a deconsolidation of the financial results of Front Range. In making this conclusion, the Company determined that Front Range continues to be a variable interest entity; however, the Company does not have the power to direct most of the activities that most significantly impact the entity’s economic performance. Some of these activities include efficient management and operation of its facility, procurement of feedstock, sale of co-products and effectiveness of risk management strategies. Further, the Company’s maximum exposure is limited to its investment in Front Range. Upon deconsolidation, the Company removed $62,617,000 of assets and $18,584,000 of liabilities from its consolidated balance sheet and recorded a cumulative debit adjustment to retained earnings of $1,762,000. The periods presented in this report prior to the effective date of the deconsolidation continue to include related balances associated with Front Range. Effective January 1, 2010, the Company will account for its investment in Front Range under the equity method, with equity earnings recorded in other income (expense) in the consolidated statements of operations.

5.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. The inventory held at the Plant Owners was removed from the Company’s consolidated financial statements on the Effective Date. Remaining inventory balances at June 30, 2010 primarily represent inventory held by Kinergy. Inventory balances consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Finished goods	$2,279	$2,483
Raw materials	—	5,957
Work in progress	—	2,230
Other	—	1,461
Total	$2,279	$12,131

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	DEBT.

Long-term borrowings are summarized in the following table (in thousands):

	June 30, 2010	December 31, 2009
Notes payable to related party	$12,500	$31,500
Notes payable to related parties	2,000	2,000
Kinergy operating line of credit	1,731	2,452
DIP Financing and rollup	—	39,654
Swap note	—	13,495
Water rights capital lease obligations	—	1,003
	16,231	90,104
Less short-term portion	(16,231)	(77,365)
Long-term debt	$—	$12,739

Notes Payable to Related Party – The Company is a party to certain agreements designed to satisfy the Company’s outstanding debt to Lyles United, LLC, a significant shareholder, and Lyles Mechanical Co. (collectively, “Lyles”), under which the Company is currently in default. In March 2010, Socius CG II, Ltd. (“Socius”) entered into purchase agreements with Lyles under which Socius would purchase claims in respect of the Company’s indebtedness in up to $5,000,000 tranches which claims Socius may then settle in exchange for shares of the Company’s common stock. Each tranche is to be settled in exchange for the Company’s common stock valued at a 20 percent discount to the volume weighted average price (“VWAP”) of the Company’s common stock over a predetermined trading period, which has ranged from 5 to 20 trading days, immediately following the date on which the shares are first issued to Socius.

These agreements contain certain conditions, including, (1) in no event shall the aggregate number of shares of common stock issued to Socius in connection with any settlement exceed 9.99% of the total number of shares of the Company’s common stock then outstanding; and (2) in no event will the aggregate number of shares of the Company’s common stock issued to Socius in connection with the settlement of the Claim, aggregated with any other shares of the Company’s common stock issued to Socius, at any time exceed 19.99% of the total number of shares of the Company’s common stock outstanding immediately preceding the date of the first original purchase agreement unless the Company has obtained either (a) stockholder approval of the issuance of more than such number of shares of common stock under NASDAQ Listing Rule 5635(d), or (b) a waiver from NASDAQ of the Company’s compliance with Rule 5635(d). On June 3, 2010, the Company obtained stockholder approval for such additional issuances.

Under these agreements, the Company issued shares to Socius which settled outstanding debt previously owed to Lyles in four successive transactions. For the three months ended June 30, 2010, the Company issued an aggregate of 16,226,000 shares with an aggregate fair value of $9,544,000 in exchange for $9,000,000 in debt extinguishment, resulting in an aggregate loss of $544,000. For the six months ended June 30, 2010, the Company issued an aggregate of 24,088,000 shares with an aggregate fair value of $21,159,000 in exchange for $19,000,000 in debt extinguishment, resulting in an aggregate loss of $2,159,000. The Company determined fair value based on the closing price of its shares on the last day of the applicable trading period, which was the date the net shares to be issued were determinable by the Company.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes Payable to Related Parties – On March 31, 2009, the Company’s Chairman of the Board and its Chief Executive Officer provided funds totaling $2,000,000 for general working capital purposes in exchange for two unsecured promissory notes payable by the Company. Interest on the unpaid principal amounts accrues at a rate per annum of 8.00%. All principal and accrued and unpaid interest on the promissory notes is due and payable in January 2011.

DIP Financing and Rollup – The DIP Financing and rollup balances were removed from the Company’s consolidated financial statements as discussed in Note 3.

7.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At June 30, 2010, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol. The Company had $6,128,000 in fixed-price commitments and 4,366,000 gallons of indexed-price commitments. These fixed- and indexed-price commitments will be delivered throughout the remainder of 2010. The volumes of indexed-price contracts will be purchased at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates.

Sales Commitments – At June 30, 2010, the Company had sales contracts with its customers to sell certain quantities of ethanol. The Company had $2,990,000 in fixed-price commitments and 56,739,000 gallons in indexed-price commitments. The volumes of indexed price contracts will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates.

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

Litigation – Delta-T Corporation – On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “First Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with its former subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC and Pacific Ethanol Madera, LLC. The suit alleged breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations. The complaint sought specified contract damages of approximately $6,500,000, along with other unspecified damages. All of the defendants moved to dismiss the First Virginia Federal Court case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moved to stay the First Virginia Federal Court case pending arbitration. In January 2009, these motions were granted by the Court, compelling the case to arbitration with the American Arbitration Association (“AAA”). By letter dated June 10, 2009, the AAA notified the parties to the arbitration that the matter was automatically stayed as a result of the Chapter 11 Filings.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 18, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arose out of a suit by OneSource Distributors, LLC against Delta-T Corporation. On March 31, 2009, Delta-T Corporation and Bateman Litwin N.V, a foreign corporation, filed a third-party complaint in the United States District Court for the District of Minnesota naming Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC as defendants. The third-party complaint arose out of a suit by Campbell-Sevey, Inc. against Delta-T Corporation. On April 6, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial. The cross-complaint arose out of a suit by GEA Westfalia Separator, Inc. against Delta-T Corporation. Each of these actions allegedly related to the aforementioned Engineering, Procurement and Technology License Agreements and Delta-T Corporation’s performance of services thereunder. The third-party suit and the cross-complaints asserted many of the factual allegations in the First Virginia Federal Court case and sought unspecified damages.

On June 19, 2009, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “Second Virginia Federal Court case”), naming Pacific Ethanol, Inc. as the sole defendant. The suit alleged breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement, and breaches of indemnity obligations. The complaint sought specified contract damages of approximately $6,500,000, along with other unspecified damages.

In connection with the Chapter 11 Filings, the Plant Owners moved the United States Bankruptcy Court for the District of Delaware to enter a preliminary injunction in favor of the Plant Owners and Pacific Ethanol, Inc. staying and enjoining all of the aforementioned litigation and arbitration proceedings commenced by Delta-T Corporation. On August 6, 2009, the Delaware court ordered that the litigation and arbitration proceedings commenced by Delta-T Corporation be stayed and enjoined until September 21, 2009 or further order of the court, and that the Plant Owners, Pacific Ethanol, Inc. and Delta-T Corporation complete mediation by September 20, 2009 for purposes of settling all disputes between the parties. Following a mediation, the parties reached an agreement under which a stipulated order was entered in the bankruptcy court on September 21, 2009, providing for a complete mutual release and settlement of any and all claims between Delta-T Corporation and the Plant Owners, a complete reservation of rights as between Pacific Ethanol, Inc. and Delta-T Corporation, and a stay of all proceedings by Delta-T Corporation against Pacific Ethanol, Inc. until December 31, 2009.

On March 1, 2010, Delta-T Corporation resumed active litigation of the Second Virginia Federal Court case by filing a motion for entry of a default judgment. Also on March 1, 2010, Pacific Ethanol, Inc. filed a motion for extension of time for its first appearance in the Second Virginia Federal Court case and also filed a motion to dismiss Delta-T Corporation's complaint based on the mandatory arbitration clause in the parties' contracts, and alternatively to stay proceedings during the pendency of arbitration. These motions were argued on March 31, 2010. The Court ruled on the motions in May 2010, denying Delta-T’s Corporation’s motion for entry of a default judgment, and compelling the case to arbitration with the AAA.

On May 25, 2010, Delta-T Corporation filed a Voluntary Petition in the Bankruptcy Court for the Eastern District of Virginia under Chapter 7 of the Bankruptcy Code. After reviewing Delta-T Corporation’s Voluntary Petition, the Company believes that Delta-T Corporation intends to liquidate and abandon its claims against the Company.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	FAIR VALUE MEASUREMENTS.

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the Company, prior to the Effective Date, classified the Plant Owners’ interest rate caps and swaps into the following levels depending on the inputs used to determine their fair values. The fair value of the interest rate caps were designated as Level 2, based on quoted prices on similar assets or liabilities in active markets. The fair values of the interest rate swaps were designated as Level 3 and were based on a combination of observable inputs and material unobservable inputs.

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The Plant Owners had five pay-fixed and receive variable interest rate swaps in liability positions which were extinguished as part of the emergence from bankruptcy. The value of these swaps was materially affected by the Plant Owners’ credit. A pre-credit fair value of each swap was determined using conventional present value discounting based on the 3-year Euro dollar futures curves and the LIBOR swap curve beyond 3 years, resulting in a liability of approximately $4,070,000 at June 29, 2010. To reflect the Plant Owners’ current financial condition and Chapter 11 Filings, a recovery rate of 40% was applied to that value. Management elected the 40% recovery rate in the absence of any other company-specific information. As the recovery rate is a material unobservable input, these swaps were considered Level 3. It is the Company’s understanding that a 40% recovery rate reflects the standard market recovery rate provided by Bloomberg in probability of default calculations. The Company applied its interpretation of the 40% recovery rate to the swap liability, reducing the liability by 60% to approximately $1,628,000 to reflect the credit risk to counterparties. The changes in the Company’s fair value of its Level 3 inputs are as follows (in thousands):

Level 3
Beginning balance, March 31, 2010	$(2,312)
Adjustments to fair value for the period	684
Gain recognized in bankruptcy exit on the Effective Date	1,628
Ending balance, June 30, 2010	$—

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current portion of long-term notes payable are reasonable estimates of their fair value because of the short maturity of these items.

9.	EARNINGS PER SHARE.

The following table computes basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2010
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$108,552
Less: Preferred stock dividends	(798)
Basic income per share:
Income available to common stockholders	$107,754	68,897	$1.56
Add: Preferred stock dividends	798	7,038
Diluted income per share:
Income available to common stockholders	$108,552	75,935	$1.43

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2009
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(27,368)
Less: Preferred stock dividends	(798)
Basic and diluted earnings per share:
Loss available to common stockholders	$(28,166)	56,985	$(0.49)

	Six Months Ended June 30, 2010
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$97,657
Less: Preferred stock dividends	(1,588)
Basic income per share:
Income available to common stockholders	$96,069	63,396	$1.52
Add: Preferred stock dividends	1,588	7,038
Diluted income per share:
Income available to common stockholders	$97,657	70,434	$1.39

	Six Months Ended June 30, 2009
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(51,316)
Less: Preferred stock dividends	(1,588)
Basic and diluted earnings per share:
Loss available to common stockholders	$(52,904)	56,999	$(0.93)

There were an aggregate of 7,038,000 potentially dilutive weighted-average shares from convertible securities outstanding as of June 30, 2009. These convertible securities were not considered in calculating diluted net loss per share for the three and six months ended June 30, 2009 as their effect would have been anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

In 2008, the Company issued shares of its Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) to certain related parties. The Company had outstanding and unpaid dividends in respect of its Series B Preferred Stock of $4,790,000 and $3,202,000 as of June 30, 2010 and December 31, 2009, respectively.

The Company had certain notes payable to Lyles in the aggregate principal amount of $12,500,000 and $31,500,000 and accrued and unpaid interest and fees in respect of these notes of $4,224,000 and $2,731,000 as of June 30, 2010 and December 31, 2009, respectively.

The Company had certain notes payable to its Chairman of the Board and its Chief Executive Officer totaling $2,000,000 and accrued and unpaid interest in respect of these notes of $200,000 and $120,000 as of June 30, 2010 and December 31, 2009, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company contracted with a transportation company for transportation services for its products sold from certain ethanol production facilities. At the time these contracts were entered into, a senior officer of the transportation company was a member of the Company’s Board of Directors. The senior officer subsequently retired from the transportation company but remains a member of the Company’s Board of Directors. The Company purchased these transportation services in 2008 and 2009, with no further purchases in 2010. The Company had $1,234,000 and $1,171,000 of outstanding accounts payable to this vendor as of June 30, 2010 and December 31, 2009, respectively.

11.	PLANT OWNERS’ CONDENSED COMBINED FINANCIAL STATEMENTS.

Since the consolidated financial statements of the Company include entities other than the Plant Owners, the following presents the condensed combined financial statements of the Plant Owners for the periods included in these condensed combined financial statements. These condensed combined financial statements have been prepared, in all material respects, on the same basis as the consolidated financial statements of the Company. The condensed combined financial statements of the Plant Owners are as follows (unaudited, in thousands):

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	May 17, 2009 to June 30, 2009

Net sales	$47,052	$89,737	$8,758
Cost of goods sold	51,411	98,140	12,870
Gross loss	(4,359)	(8,403)	(4,112)
Selling, general and administrative expenses	843	1,829	532
Loss from operations	(5,202)	(10,232)	(4,644)
Other income (expense), net	(628)	(1,253)	200
Loss before reorganization costs and gain from bankruptcy exit	(5,830)	(11,485)	(4,444)
Reorganization costs	(2,714)	(4,153)	(9,462)
Gain from bankruptcy exit	119,408	119,408	—
Net income (loss)	$110,864	$103,770	$(13,906)

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2010	May 17, 2009 to June 30, 2009
Operating Activities:
Net cash used in operating activities	$(6,808)	$(8,411)
Investing Activities:
Net cash impact of bankruptcy exit	(1,301)	—
Additions to property and equipment	(310)	—
Net cash used in investing activities	(1,611)	—
Financing Activities:
Proceeds from borrowing	5,173	12,278
Net cash provided by financing activities	5,173	12,278
Net (decrease) increase in cash and cash equivalents	(3,246)	3,867
Cash and cash equivalents at beginning of period	3,246	52
Cash and cash equivalents at end of period	$—	$3,919

12.	SUBSEQUENT EVENT.

In August 2010, 142,598 shares of the Company’s Series B Preferred Stock were converted into 560,003 shares of the Company’s common stock.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report.  This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies.  The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	our ability to continue as a going concern;
•	our ability to finance and exercise our call option to purchase equity in the Plant Owners;
•	our ability to obtain and maintain normal terms with vendors and service providers;
•	our ability to maintain contracts that are critical to our operations;
•	fluctuations in the market price of ethanol and its co-products;
•	the projected growth or contraction in the ethanol and co-product markets in which we operate;
•	our strategies for expanding, maintaining or contracting our presence in these markets;
•	our ability to successfully manage and operate third party ethanol production facilities;
•	anticipated trends in our financial condition and results of operations; and
•	our ability to distinguish ourselves from our current and future competitors.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document.  We do not undertake to update, revise or correct any forward-looking statements, except as required by law.

Any of the factors described immediately above, or referenced from time to time in our filings with the SEC or in the “Risk Factors” section below or in our Annual Report on Form 10-K for the year ended December 31, 2009 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Recent Developments

Completion of Chapter 11 Filings

On May 17, 2009, five of our indirect wholly-owned subsidiaries, collectively referred to as the Plant Owners, each commenced a case by filing voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in an effort to restructure their indebtedness.  We refer to these filings as the Chapter 11 Filings.

On June 29, 2010, referred to as the Effective Date, the Plant Owners declared effective their amended joint plan of reorganization, or the Plan, which was structured in cooperation with certain of the Plant Owners’ secured lenders.  Under the Plan, on the Effective Date, all of the ownership interests in the Plant Owners were transferred to a newly-formed holding company wholly-owned by certain prepetition lenders.

Under the Plan, we removed the Plants Owners’ assets of $175.0 million and liabilities of $294.4 million from our balance sheet, resulting in a net gain of $119.4 million for the three months ended June 30, 2010.

We now manage the production and operation of the Plant Owners’ ethanol production facilities under new asset management agreements.  Further, we continue to market all of the ethanol and wet distillers grains, or WDG, produced by the operating facilities under the terms of separate agreements.

Liquidity Summary

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We are in default to Lyles United, LLC and Lyles Mechanical Co., or collectively Lyles, under promissory notes due in March 2009 in an aggregate remaining principal amount of approximately $12.5 million, plus accrued interest and fees.  If Lyles does not pursue any action against us due to our default, if we maintain our current level of borrowing availability under Kinergy’s line of credit and we are able to either extend the October 2010 maturity date under Kinergy’s line of credit or replace the line of credit with a suitable alternative, we believe that we will have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs until December 31, 2010.  Accordingly, there continues to be substantial doubt as to our ability to continue as a going concern.

Although we are actively pursuing a number of alternatives, including seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful.  If we cannot raise sufficient capital in a timely manner, we may need to seek protection under the Bankruptcy Code, which could occur prior to December 31, 2010.  In addition, we could be forced into bankruptcy or liquidation by our creditors, or be forced to substantially restructure or alter our business operations or obligations.  See “—Liquidity and Capital Resources” below.

Overview

We are the leading West Coast marketer and producer of low-carbon renewable fuels. We also sell co-products, including wet distillers grain, or WDG, which is a highly-valuable nutritional animal feed.  We sell ethanol to integrated oil companies and gasoline marketers who blend ethanol into gasoline and provide transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington.  We seek to choose destination plants with optimal distribution criteria for ethanol and co-products.  We have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States.

We have completed the reorganization of the Plant Owners under Chapter 11 of the Bankruptcy Code, which resulted in net liabilities of $119.4 million removed from our balance sheet.  We now have substantially less debt on our balance sheet, which we believe will help us continue with our restructuring efforts.

The Plant Owners’ four facilities have an aggregate annual capacity of up to 200 million gallons.  As of the filing of this report, two of the facilities were operating and two of the facilities were idled.  In addition, we own a 42% interest in Front Range Energy LLC, or Front Range, which owns a facility located in Windsor, Colorado, with annual production capacity of up to 50 million gallons.

Effective June 29, 2010, under new asset management agreements, we agreed to manage the production and operations of the Plant Owners’ ethanol production facilities.  We earn fees under these agreements, as follows:

•	Ethanol marketing fees of approximately 1% of the net sales price;

•	Corn procurement and handling fees of approximately $2.00 per ton;

•	Distillers grain fees of approximately the greater of 5% of the third-party purchase price or $2.00 per ton; and

•	Asset management fees of $75,000 per month for each operating facility and $40,000 per month for each idled facility.

We are currently in the process of determining the appropriate accounting treatment of our activities under these agreements, including as to recording net sales and cost of goods sold.  For example, as to ethanol sales, the difference between recognizing sales as a merchant and an agent will result in either reporting sales based on the gross amount billed (merchant) or on a net basis reporting only the predetermined fee and any associated freight (agent).  If we determine that the appropriate accounting treatment for these agreements is to record net sales as an agent, our net sales and related cost of goods sold will be significantly less; however, whether we recognize sales as a merchant or an agent will not affect our gross margins with respect to these agreements.

We have an option to purchase up to a 25% indirect ownership interest in the Plant Owners for $30 million.  The option expires on September 28, 2010.  If we exercise this option, we will need to timely obtain significant additional debt or equity financing, or both, in order to acquire the ownership interest.  Our ability to raise capital may require that we repay or restructure our remaining indebtedness to Lyles.

We intend to maintain our position as the leading marketer and producer of low-carbon renewable fuels in the Western United States, in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and transportation fuel.  Further, we may seek to provide management services for other third-party ethanol production facilities in the Western United States.

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

For the periods through June 29, 2010, the consolidated financial statements include the financial statements of the Plant Owners.  On June 29, 2010, the Plant Owners emerged from bankruptcy, and the ownership of the Plant Owners was transferred to a new holding company.

Effective January 1, 2010, we adopted the new guidance to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidations, which resulted in our conclusion that, under the FASB’s guidance, we are no longer the primary beneficiary and, effective January 1, 2010, we prospectively adopted the guidance resulting in a deconsolidation of the financial results of Front Range.  Upon deconsolidation, on January 1, 2010, we removed $62.6 million of assets and $12.7 million of liabilities from our consolidated balance sheet and recorded a cumulative debit adjustment to retained earnings of $1.8 million.  The periods presented in this report prior to the effective date of the deconsolidation continue to include related balances associated with Front Range.  Effective January 1, 2010, we account for our investment in Front Range under the equity method, with equity earnings recorded in other income (expense) in the consolidated statements of operations.

Certain performance metrics that we believe are important indicators of our results of operations include the following:

	Three Months Ended June 30				Six Months Ended June 30,
	2010	2009	Variance		2010	2009	Variance
Production gallons sold (in millions)	23.5	19.9	18.1%		43.2	44.4	(2.7%	)
Third party gallons sold (in millions)	41.9	14.8	183.1%		80.9	35.2	129.8%
Total gallons sold (in millions)	65.4	34.7	88.5%		124.1	79.6	55.9%
Average sales price per gallon	$1.67	$1.75	(4.6%	)	$1.74	$1.69	3.0%
Corn cost per bushel – CBOT equivalent (1)	$3.55	$4.28	(17.1%	)	$3.62	$4.18	(13.4%	)
Co-product revenues as % of delivered cost of corn	22.7%	23.5%	(3.4%	)	21.9%	23.9%	(8.4%	)
Average CBOT price per gallon	$1.58	$1.66	(4.8%	)	$1.65	$1.62	1.9%
Average CBOT corn price per bushel	$3.55	$4.06	(12.6%	)	$3.62	$3.91	(7.4%	)

(1)We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Loss

The following table presents our net sales, cost of goods sold and gross loss in dollars and gross loss as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,				Variance in		Six Months Ended June 30,				Variance in
	2010		2009		Dollars	Percent	2010		2009		Dollars	Percent
Net sales	$76,758		$70,114		$6,644	9.5%	$148,048		$156,796		$(8,748)	(5.6%	)
Cost of goods sold	79,487		77,935		1,552	2.0%	153,825		175,703		(21,878)	(12.5%	)
Gross loss	$(2,729)		$(7,821)		$5,092	65.1%	$(5,777)		$(18,907)		$13,130	69.4%
Percentage of net sales	(3.6%	)	(11.2%	)			(3.9%	)	(12.1%	)

Net Sales

The increase in our net sales for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to an increase in production gallons sold, which was partially offset by a decrease in our average sales price per gallon.

Total volume of ethanol production gallons sold increased by 3.6 million gallons, or 18%, to 23.5 million gallons for the three months ended June 30, 2010 as compared to 19.9 million gallons for the same period in 2009.  The increase in production sales volume is primarily due to an increase in gallons sold from the Magic Valley facility, which was partially offset by our deconsolidation of Front Range resulting in Front Range sales volume being classified as third-party sales volume.  For the three months ended June 30, 2010, both the Columbia and Magic Valley facilities were operating and producing ethanol for the entire quarter, whereas in the comparable period in 2009, only the Columbia facility was operating.  Third-party ethanol gallons sold increased by 27.1 million gallons, or 183%, to 41.9 million for the three months ended June 30, 2010 as compared to 14.8 million gallons for the same period in 2009.  The increase in third-party sales volume is primarily due to increased sales under our third-party ethanol marketing agreements, including gallons sold for Front Range.

Our average sales price per gallon decreased 5% to $1.67 for the three months ended June 30, 2010 from an average sales price per gallon of $1.75 for the three months ended June 30, 2009.  This decrease in average sales price per gallon is consistent with the average CBOT price per gallon, which decreased 5% to $1.58 for the three months ended June 30, 2010 from $1.66 for the three months ended June 30, 2009.

The decrease in our net sales for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to a decrease in production gallons sold, which was partially offset by an increase in our average sales price per gallon.

Total volume of ethanol production gallons sold decreased by 1.2 million gallons, or 3%, to 43.2 million gallons for the six months ended June 30, 2010 as compared to 44.4 million gallons for the same period in 2009.  The decrease in production sales volume is primarily due to our deconsolidation of Front Range, which was partially offset by an increase in gallons sold from the Magic Valley facility.  For most of the six months ended June 30, 2010, both the Columbia and Magic Valley facilities were operating and producing ethanol, whereas in the comparable period in 2009, only the Columbia facility was fully operating.  Third-party ethanol gallons sold increased by 45.7 million gallons, or 130%, to 80.9 million for the six months ended June 30, 2010 as compared to 35.2 million gallons for the same period in 2009.  The increase in third-party sales volume is primarily due to increased sales under our third-party ethanol marketing agreements, including gallons sold for Front Range.

Our average sales price per gallon increased 3% to $1.74 for the six months ended June 30, 2010 from an average sales price per gallon of $1.69 for the six months ended June 30, 2009.  This increase in average sales price per gallon is also consistent with the average CBOT price per gallon, which increased 2% to $1.65 for the six months ended June 30, 2010 from $1.62 for the six months ended June 30, 2009.

Cost of Goods Sold and Gross Loss

Our gross margin increased to negative 3.6% for the three months ended June 30, 2010 from negative 11.2% for the same period in 2009 due to decreased corn costs and a higher average sales price per gallon.  In addition, costs to manage the facilities in relation to the volume produced decreased, particularly as it relates to the two facilities not producing ethanol but still incurring maintenance costs and depreciation expense as compared to three facilities in the prior year.  Further, our depreciation expense decreased in total from the deconsolidation of Front Range and a lower depreciation basis for the production facilities after a significant impairment charge in the fourth quarter of 2009.  Total depreciation expense for the three months ended June 30, 2010 was approximately $2.6 million, as compared to approximately $8.3 million for the same period in 2009.

Our gross margin increased to negative 3.9% for the six months ended June 30, 2010 from negative 12.1% for the same period in 2009 due to decreased corn costs and lower depreciation expense.  Total depreciation expense for the six months ended June 30, 2010 was approximately $5.2 million, as compared to approximately $16.7 million for the same period in 2009.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in			Six Months Ended June 30,		Variance in
	2010	2009	Dollars	Percent		2010	2009	Dollars	Percent
Selling, general and administrative expenses	$3,177	$6,254	$(3,077)	(49.2%	)	$6,333	$13,928	$(7,595)	(54.5%	)
Percentage of net sales	4.1%	8.9%				4.2%	8.9%

Our selling, general and administrative expenses, or SG&A, decreased both in absolute dollars and as a percentage of net sales for the three and six months ended June 30, 2010.

SG&A decreased $3.1 million to $3.2 million for the three months ended June 30, 2010 as compared to $6.3 million for the same period in 2009, primarily due to the following factors:

•	professional fees decreased by $1.8 million due to cost saving efforts and a reduction of $1.3 million in professional fees associated with our debt restructuring efforts; and

•	SG&A associated with Front Range decreased by $0.6 million as we no longer consolidate its results with our own.

SG&A decreased $7.6 million to $6.3 million for the six months ended June 30, 2010 as compared to $13.9 million for the same period in 2009, primarily due to the following factors:

•	professional fees decreased by $3.2 million due to cost saving efforts and a reduction of $2.1 million in professional fees associated with our debt restructuring efforts;

•	payroll and benefits decreased by $1.7 million due to a reduction in employees as we reduced the number of administrative positions in 2009 due to reduced ethanol production and related support needs;

•	corporate rent expense decreased by $0.3 million as we reduced office space due to cost saving efforts; and

•	SG&A associated with Front Range decreased by $1.1 million as we no longer consolidate its results with our own.

Loss on Extinguishments of Debt

The following table presents our loss on extinguishments of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Loss on extinguishments of debt	$544	$—	$544	*	$2,159	$—	$2,159	*
Percentage of net sales	0.7%	—%			1.5%	—%

* Not meaningful

We are party to certain agreements designed to satisfy our outstanding debt to Lyles United, LLC and Lyles Mechanical Co., or collectively, Lyles.  Under these agreements, we issued shares to a third party which acquired outstanding debt owed to Lyles in successive tranches.  Under these transactions, we issued an aggregate of 16.2 million shares and 24.0 million shares in the three and six months ended June 30, 2010, respectively, resulting in aggregate losses of $0.5 million and $2.2 million for the three and six months ended June 30, 2010, respectively.

Other Expense

The following table presents our other expense in dollars and our other expense as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in			Six Months Ended June 30,		Variance in
	2010	2009	Dollars	Percent		2010	2009	Dollars	Percent
Other expense, net	$1,692	$4,734	$(3,042)	(64.3%	)	$3,329	$11,705	$(8,376)	(71.6%	)
Percentage of net sales	2.2%	6.8%				2.2%	7.5%

Other expense, net decreased by $3.0 million to $1.7 million for the three months ended June 30, 2010 from $4.7 million for the same period in 2009, primarily due to the following factors:

•
interest expense decreased by $2.7 million as we ceased fully accruing interest on our debt due to the Chapter 11 Filings.  Since May 17, 2009 through the Effective Date, we only accrued interest on our debt that was probable of being repaid as part of a plan of reorganization;

•	amortization of deferred financing fees decreased by $0.2 million as we wrote off a significant amount of deferred financing fees at the time of the Chapter 11 Filings; and

•	other expense associated with Front Range decreased by $0.3 million as we no longer consolidate its results with our own.

Other expense, net decreased by $8.4 million to $3.3 million for the six months ended June 30, 2010 from $11.7 million for the same period in 2009, primarily due to the following factors:

•	interest expense decreased by $7.4 million as we ceased fully accruing interest on our debt due to the Chapter 11 Filings;

•	amortization of deferred financing fees decreased by $0.7 million; and

•	other expense associated with Front Range decreased by $0.7 million as we no longer consolidate its results with our own.

Reorganization Costs and Gain from Bankruptcy Exit

The following table presents our reorganization costs and gain from bankruptcy exit in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Reorganization costs	$(2,714)	$(9,462)	$(6,748)	(71.3)%	$(4,153)	$(9,462)	$(5,309)	(56.1%	)
Percentage of net sales	3.5%	13.5%			2.8%	6.4%
Gain from bankruptcy exit	$119,408	$—	$119,408	*	$119,408	$—	$119,408	*
Percentage of net sales	155.6%	—%			80.7%	—%

* Not meaningful

In accordance with FASB ASC 852, Reorganizations, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations.  Professional fees directly related to the reorganization include fees associated with advisors to the Plant Owners, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code.  Reorganization costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Professional fees	$2,654	$1,285	$4,036	$1,285
Write-off of unamortized deferred financing fees	—	7,545	—	7,545
DIP financing fees	—	600	—	600
Trustee fees	60	32	117	32
Total	$2,714	$9,462	$4,153	$9,462

On the Effective Date, we no longer owned the Plant Owners.  As a result, we removed the net liabilities from our consolidated financial statements, resulting in a net gain from bankruptcy exit of $119.4 million.

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the proportionate share of the net loss attributed to noncontrolling interest in Front Range, a variable interest entity, and net loss attributed to noncontrolling interest in variable interest entity as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in			Six Months Ended June 30,		Variance in
	2010	2009	Dollars	Percent		2010	2009	Dollars	Percent
Net loss attributed to noncontrolling interest in variable interest entity	$—	$903	$(903)	(100.0%	)	$—	$2,686	$(2,686)	(100.0%	)
Percentage of net sales	—%	1.3%				—%	1.7%

Net loss attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of Front Range, a variable interest entity, prior to January 1, 2010.  We subsequently determined that we are no longer the primary beneficiary in Front Range.  For the three and six months ended June 30, 2009, we consolidated the entire income statement of Front Range for the period covered.  However, because we owned 42% of Front Range, we reduced our net loss for the controlling interest, which was the 58% ownership interest that we did not own.

Net Income (Loss) Attributed to Pacific Ethanol, Inc.

The following table presents our net income (loss) attributed to Pacific Ethanol, Inc. in dollars and our net income (loss) attributed to Pacific Ethanol, Inc. as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,			Variance in		Six Months Ended June 30,		Variance in
	2010	2009		Dollars	Percent	2010	2009	Dollars	Percent
Net income (loss) attributed to Pacific Ethanol, Inc.	$108,552	$(27,368)		$135,920	*	$97,657	$(51,316)	$148,973	*
Percentage of net sales	141.4%	(39.0%	)			66.0%	(32.7)%

* Not meaningful

Net income (loss) attributed to Pacific Ethanol, Inc. increased during the three and six months ended June 30, 2010 as compared to the same period in 2009 primarily due to a net gain from bankruptcy exit of $119.4 million and decreases in gross losses and SG&A and other expenses, which were partially offset by our loss on extinguishments of debt and reorganization costs.

Preferred Stock Dividends and Income (Loss) Available to Common Stockholders

The following table presents the preferred stock dividends in dollars for our Series B Preferred Stock, these preferred stock dividends as a percentage of net sales, and our income (loss) available to common stockholders in dollars and our income (loss) available to common stockholders as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,				Variance in		Six Months Ended June 30,				Variance in
	2010		2009		Dollars	Percent	2010		2009		Dollars	Percent
Preferred stock dividends	$(798)		$(798)		$—	—%	$(1,588)		$(1,588)		$—	—%
Percentage of net sales	(1.0%	)	(1.1%	)			(1.0%	)	(1.0%	)
Income (loss) available to common stockholders	$107,754		$(28,166)		$135,920	482.6%	$96,069		$(52,904)		$148,973	281.6%
Percentage of net sales	140.4%		(40.2%	)			64.9%		(33.7%	)

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock.  We declared, but did not pay, cash dividends on our Series B Preferred Stock in the aggregate amount of $0.8 million for each of the three months ended June 30, 2010 and 2009 and $1.6 million for each of the six months ended June 30, 2010 and 2009.  We are currently in arrears and have not paid approximately $4.8 million in Series B Preferred Stock dividends as of June 30, 2010.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under our credit facility.  Our principal uses of cash have been to provide working capital to finance our operations.  We anticipate that these sources and uses will continue to be our principal sources and uses of cash for the foreseeable future or until we can obtain additional debt or equity financing, or both.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We are in default to Lyles under promissory notes due in March 2009 in an aggregate remaining principal amount of approximately $12.5 million, plus accrued interest and fees.  We have previously announced agreements designed to satisfy this indebtedness.  These agreements are between a third party and Lyles under which Lyles may transfer its claims in respect of our indebtedness in up to $5.0 million tranches, which claims the third party may then settle in exchange for shares of our common stock.  Through the filing of this report, $19.0 million of our indebtedness to Lyles has been settled through this process.

In addition, a payable in the amount of $1.5 million from a judgment arising out of litigation against us in 2008 is due on December 31, 2010.  We may not have sufficient funds to make this payment.

If Lyles does not pursue any action against us due to our default on an aggregate of $12.5 million of remaining principal, plus accrued interest and fees, if we maintain our current level of borrowing availability under Kinergy’s line of credit and we are able to either extend the October 2010 maturity date of Kinergy’s line of credit or replace the line of credit with a suitable alternative, we believe that we will have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs until December 31, 2010.

Although we are actively pursuing a number of alternatives, including seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful.  If we cannot raise sufficient capital in a timely manner, we may need to seek protection under the Bankruptcy Code, which could occur prior to December 31, 2010.  In addition, we could be forced into bankruptcy or liquidation by our creditors, or be forced to substantially restructure or alter our business operations or obligations.

We have an option to purchase up to a 25% indirect ownership interest in the Plant Owners for $30 million.  The option expires on September 28, 2010.  If we exercise this option, we will need to timely obtain significant additional debt or equity financing, or both, in order to acquire the ownership interest.  Our ability to raise capital may require that we repay our restructure our remaining indebtedness to Lyles.

On June 30, 2010, we received a letter from The NASDAQ Stock Market, or NASDAQ, indicating that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing.  We have been provided an initial period of 180 calendar days, or until December 27, 2010, in which to regain compliance.  We may be eligible for an additional grace period if we meet the initial listing standards, with the exception of the minimum bid price, of the NASDAQ Capital Market as set forth in NASDAQ Listing Rule 5505.  A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

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

	June 30, 2010	December 31, 2009	Variance
Current assets	$18,256	$48,776	(62.6%	)
Current liabilities	$37,718	$99,633	(62.1%	)
Property and equipment, net	$1,189	$243,733	(99.5%	)
Notes payable, net of current portion	$—	$12,739	(100.0%	)
Liabilities subject to compromise	$—	$242,417	(100.0%	)
Working capital	$(19,462)	$(50,857)	61.7%
Working capital ratio	0.48	0.49	(2.0%	)

Completion of Chapter 11 Filings

On the Effective Date, we ceased to directly or indirectly own the membership interests in the Plant Owners and their holding company.  As a result, we removed the following assets and liabilities from our consolidated financial statements at June 29, 2010, resulting in a gain from the exit from bankruptcy of $119.4 million (in thousands):

Current Assets:
Cash and cash equivalents	$1,302
Accounts receivable – trade	562
Accounts receivable – related parties	5,212
Inventories	4,841
Other current assets	2,166
Total current assets	14,083
Property and equipment, net	160,402
Other assets	585
Total Assets	$175,070

Current Liabilities:
Accounts payable and other liabilities	$21,368
DIP Financing and rollup	50,000
Liabilities subject to compromise	223,110
Total Liabilities	$294,478
Net Liabilities	$119,408

Change in Working Capital and Cash Flows

Working capital deficit decreased to a deficit of $19.5 million at June 30, 2010 from a deficit of $50.9 million at December 31, 2009 as a result of decreases in current liabilities of $61.9 million and current assets of $30.5 million.

Current liabilities decreased due to our deconsolidation of Front Range and the Plant Owners’ exit from bankruptcy, resulting in decreases in current portion of long-term notes payable of $61.1 million and a decrease in accounts payable and accrued liabilities of $1.5 million.

Current assets also decreased due to our deconsolidation of Front Range and the Plant Owners’ exit from bankruptcy, resulting in a decrease in cash and cash equivalents of $15.6 million and a decrease in inventories of $9.9 million.

Cash used in operating activities of $8.0 million resulted primarily from net income of $97.7 million, offset by a gain from bankruptcy exit of $119.4 million, an increase in accounts receivable of $6.7 million, which was partially offset by an increase in accounts payable and accrued expenses of $10.0 million, depreciation expense of $5.7 million, loss on extinguishment of debt of $2.2 million and an increase in inventories of $1.6 million.

Cash used in investing activities of $12.1 million resulted primarily from the net impact of our deconsolidation of Front Range of $10.5 million and the net impact of the Plant Owners’ exit from bankruptcy of $1.3 million.

Cash provided by financing activities of $4.5 million resulted primarily from proceeds from borrowings under the Plant Owners’ debtor-in-possession credit agreement.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended June 30, 2010 and 2009.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.   Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

In re Pacific Ethanol Holding Co. LLC, et al.

On May 17, 2009, Pacific Ethanol Holding Co. LLC, an indirect subsidiary of Pacific Ethanol, Inc. (“PEHC”) and PEHC’s direct subsidiaries, namely, Pacific Ethanol Stockton LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Madera LLC, and Pacific Ethanol Magic Valley, LLC (collectively, the “Plant Owners”), each commenced a case by filing a petition for chapter 11 relief in the Bankruptcy Court for the District of Delaware.  The Plant Owners continued to operate their businesses and manage their properties as debtors and debtors-in-possession.

On June 3, 2009, the Bankruptcy Court for the District of Delaware approved the Plant Owners’ postpetition financing facility provided by WestLB, AG, New York Branch and the banks and financial institutions that are from time to time lender parties to the Amended and Restated Debtor-in-Possession Credit Agreement dated June 3, 2009 (as amended, the “Postpetition Credit Agreement”).  This postpetition credit facility is intended to fund the Plant Owners’ working capital and general corporate needs in the ordinary course of business and allow them to pay such other amounts as required or permitted to be paid under the terms of the Postpetition Credit Agreement.

On April 16, 2010, the Plant Owners filed an amended joint plan of reorganization with the Bankruptcy Court, which was structured in cooperation with certain of the Plant Owners’ secured lenders.  The Court confirmed the amended plan at a hearing on June 8, 2010.  On June 29, 2010 (the “Effective Date”) the Plant Owners emerged from bankruptcy under the terms of the amended plan.

On the Effective Date, approximately $294.5 million in prepetition and postpetition secured indebtedness of the Plant Owners was restructured under a credit agreement entered into on June 25, 2010 among Plant Owners, as borrowers, and WestLB, AG, New York Branch (“WestLB”) and certain other lenders (the “Credit Agreement”).

Also on the Effective Date, 100% of the ownership interest in PEHC was transferred to a newly-formed limited liability company (“New PE Holdco”) solely owned by certain prepetition lenders and the new lenders to the post-emergence companies under the Credit Agreement, resulting in the Plant Owners becoming direct and indirect wholly-owned subsidiaries of New PE Holdco.  We entered into a Call Option Agreement with New PE Holdco and certain current owners of membership interests in New PE Holdco, whereby we have the right to acquire from such current owners membership interests in New PE Holdco in an amount up to 25% (in the aggregate, the “Offered Interests”) of the total membership interests in New PE Holdco for a total price of $30,000,000 in cash (or $1,200,000 for each one percent of membership interest in New PE Holdco).  We may exercise our option to purchase all or a portion of the Offered Interests at any time beginning on July 7, 2010 and ending on September 28, 2010, after which our option to purchase the Offered Interests will terminate.

On the Effective Date, we also entered into an Asset Management Agreement with the Plant Owners under which we have agreed to provide certain management services to the Plant Owners whereby we will effectively operate and maintain the production facilities on behalf of the Plant Owners.  These services generally include, but are not limited to, administering each Plant Owners’ compliance with the Credit Agreement and related financing documents and performing billing, collection, record keeping and other administrative and ministerial responsibilities for each facility.  We have agreed to supply all labor and personnel required to perform its services under the agreement, including, but not limited to, the labor and personnel required to operate and maintain the production facilities.

Delta-T Corporation

On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “First Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with its former subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC and Pacific Ethanol Madera, LLC.  The suit alleged breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations.  The complaint sought specified contract damages of approximately $6.5 million, along with other unspecified damages.  All of the defendants moved to dismiss the First Virginia Federal Court case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moved to stay the First Virginia Federal Court case pending arbitration.  In January 2009, these motions were granted by the Court, compelling the case to arbitration with the American Arbitration Association, or the AAA.  By letter dated June 10, 2009, the AAA notified the parties to the arbitration that the matter was automatically stayed as a result of the Chapter 11 Filings.

On March 18, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc.  and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial.  The cross-complaint arose out of a suit by OneSource Distributors, LLC against Delta-T Corporation.  On March 31, 2009, Delta-T Corporation and Bateman Litwin N.V, a foreign corporation, filed a third-party complaint in the United States District Court for the District of Minnesota naming Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC as defendants.  The third-party complaint arose out of a suit by Campbell-Sevey, Inc. against Delta-T Corporation.  On April 6, 2009, Delta-T Corporation filed a cross-complaint against Pacific Ethanol, Inc. and Pacific Ethanol Imperial, LLC in the Superior Court of the State of California in and for the County of Imperial.  The cross-complaint arose out of a suit by GEA Westfalia Separator, Inc. against Delta-T Corporation.  Each of these actions allegedly related to the aforementioned Engineering, Procurement and Technology License Agreements and Delta-T Corporation’s performance of services thereunder.  The third-party suit and the cross-complaints asserted many of the factual allegations in the First Virginia Federal Court case and sought unspecified damages.

On June 19, 2009, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “Second Virginia Federal Court case”), naming Pacific Ethanol, Inc. as the sole defendant.  The suit alleged breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement, and breaches of indemnity obligations.  The complaint sought specified contract damages of approximately $6.5 million, along with other unspecified damages.

In connection with the Chapter 11 Filings, the Plant Owners moved the United States Bankruptcy Court for the District of Delaware to enter a preliminary injunction in favor of the Plant Owners and Pacific Ethanol, Inc. staying and enjoining all of the aforementioned litigation and arbitration proceedings commenced by Delta-T Corporation.  On August 6, 2009, the Delaware court ordered that the litigation and arbitration proceedings commenced by Delta-T Corporation be stayed and enjoined until September 21, 2009 or further order of the court, and that the Plant Owners, Pacific Ethanol, Inc. and Delta-T Corporation complete mediation by September 20, 2009 for purposes of settling all disputes between the parties.  Following mediation, the parties reached an agreement under which a stipulated order was entered in the bankruptcy court on September 21, 2009, providing for a complete mutual release and settlement of any and all claims between Delta-T Corporation and the Plant Owners, a complete reservation of rights as between Pacific Ethanol, Inc. and Delta-T Corporation, and a stay of all proceedings by Delta-T Corporation against Pacific Ethanol, Inc. until December 31, 2009.

On March 1, 2010, Delta-T Corporation resumed active litigation of the Second Virginia Federal Court case by filing a motion for entry of a default judgment.  Also on March 1, 2010, Pacific Ethanol, Inc. filed a motion for extension of time for its first appearance in the Second Virginia Federal Court case and also filed a motion to dismiss Delta-T Corporation's complaint based on the mandatory arbitration clause in the parties’ contracts, and alternatively to stay proceedings during the pendency of arbitration.  These motions were argued on March 31, 2010.  The Court ruled on the motions in May 2010, denying Delta-T Corporation’s motion for entry of a default judgment, and compelling the case to arbitration with the AAA.

On May 25, 2010, Delta-T Corporation filed a Voluntary Petition in the Bankruptcy Court for the Eastern District of Virginia under Chapter 7 of the Bankruptcy Code.  After reviewing Delta-T Corporation’s Voluntary Petition, we believe that Delta-T Corporation intends to liquidate and abandon its claims against us.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition and results of operations.  The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

NASDAQ’s quantitative listing standards require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share.  We failed to satisfy this threshold for 30 consecutive trading days and on June 30, 2010, we received a letter from NASDAQ indicating that we have been provided an initial period of 180 calendar days, or until December 27, 2010, in which to regain compliance.  The letter states that the NASDAQ staff will provide written notification that we have achieved compliance if at any time before December 27, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days unless the NASDAQ staff exercises its discretion to extend this 10 day period.  If we do not regain compliance by December 27, 2010, the NASDAQ staff will provide written notice that our common stock is subject to delisting.  Given the increased market volatility arising in part from economic turmoil resulting from the ongoing credit crisis, the challenging environment in the biofuels industry and our lack of liquidity, we may be unable to regain compliance with the closing bid price requirement by December 27, 2010.  A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Not Applicable.

Dividends

We declared, but did not pay, an aggregate of $0.8 million for each of the three months ended June 30, 2010 and 2009 and $1.6 million for each of the six months ended June 30, 2010 and 2009 in dividends on our Series B Preferred Stock.  We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future.  We currently anticipate that we will retain any earnings for use in the continued development of our business.  In addition, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the year ended December 31, 2009, and for the six months ended June 30, 2010 or thereafter through the filing of this report.  Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect to our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We are in default under notes payable to related parties in the aggregate amount of $12.5 million, plus accrued interest and fees.

We accrued for dividend payments on our Series B Preferred Stock in the amount of $4.8 million as of June 30, 2010.  We have not yet paid these dividends and we are therefore in breach of our obligations in respect of our Series B Preferred Stock.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code as filed with the United States Bankruptcy Court for the District of Delaware on April 16, 2010 (1)

3.1	Certificate of Incorporation of the Registrant (2)

3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock (3)

3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Redeemable Convertible Preferred Stock (4)

3.4	Certificate of Amendment to Certificate of Incorporation (*)

10.1	Order Approving Stipulation for Settlement of Claims (5)

10.2	Order Approving Stipulation for Settlement of Claim (6)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for April 16, 2010 filed with the Securities and Exchange Commission on April 19, 2010.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 23, 2005 filed with the Securities and Exchange Commission on March 29, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s annual report on Form 10-KSB for December 31, 2005 filed with the Securities and Exchange Commission on April 14, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K for March 26, 2008 filed with the Securities and Exchange Commission on March 27, 2008.
(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K for April 10, 2010 filed with the Securities and Exchange Commission on April 15, 2010.
(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K for June 18, 2010 filed with the Securities and Exchange Commission on June 24, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: August 16, 2010	By:	/s/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
3.4	Certificate of Amendment to Certificate of Incorporation

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002