Form 10-Q
period 2010-09-30
Pacific Ethanol, Inc.
filed 2010-11-15
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, there were 89,229,004 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$1,644	$17,545
Accounts receivable, net (net of allowance for doubtful accounts of $285 and $1,016, respectively)	17,465	12,765
Inventories	4,619	12,131
Prepaid inventory	4,443	3,192
Investment in Front Range, held for sale	18,500	—
Other current assets	2,292	3,143
Total current assets	48,963	48,776

Property and equipment, net	1,115	243,733

Other Assets:
Intangible assets, net	4,801	5,156
Other assets	592	1,154
Total other assets	5,393	6,310

Total Assets	$55,471	$298,819
_______________
*  Amounts derived from the audited financial statements for the year ended December 31, 2009.

See accompanying notes to these unaudited consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	September 30,	December 31,
	2010	2009
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable – trade	$13,858	$8,182
Accrued liabilities	6,163	7,062
Other liabilities – related parties	8,256	6,053
Current portion – long-term notes payable (including $13,250 and $33,500, respectively, due to related parties)	13,250	77,365
Derivative instruments	—	971
Total current liabilities	41,527	99,633

Notes payable, net of current portion (including $1,250 and $0, respectively, due to related parties)	8,399	12,739
Other liabilities	1,617	1,828

Liabilities subject to compromise	—	242,417

Total Liabilities	51,543	356,617

Commitments and Contingencies (Notes 1 and 7)

Stockholders’ Equity (Deficit):
Pacific Ethanol, Inc. Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009;	—	—
Series B: 3,000,000 shares authorized; 2,203,554 and 2,346,152 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively; liquidation preference of $48,518 as of September 30, 2010	2	2
Common stock, $0.001 par value; 300,000,000 shares authorized; 82,971,365 and 57,469,598 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	83	57
Additional paid-in capital	503,489	480,948
Accumulated deficit	(499,646)	(581,076)
Total Pacific Ethanol, Inc. Stockholders’ Equity (Deficit)	3,928	(100,069)

Noncontrolling interest in variable interest entity	—	42,271
Total Stockholders’ Equity (Deficit)	3,928	(57,798)

Total Liabilities and Stockholders’ Equity (Deficit)	$55,471	$298,819
_______________
*  Amounts derived from the audited financial statements for the year ended December 31, 2009.

See accompanying notes to these unaudited consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$46,039	$71,889	$194,087	$228,685
Cost of goods sold	42,058	76,420	195,883	252,123
Gross profit (loss)	3,981	(4,531)	(1,796)	(23,438)
Selling, general and administrative expenses	2,732	3,215	9,065	17,143
Impairment of asset group	—	2,200	—	2,200
Income (loss) from operations	1,249	(9,946)	(10,861)	(42,781)
Loss on investment in Front Range, held for sale	(12,146)	—	(12,146)	—
Loss on extinguishments of debt	—	—	(2,159)	—
Other expense, net	(1,221)	(1,510)	(4,550)	(13,215)
Loss before reorganization costs, gain from bankruptcy exit and income taxes	(12,118)	(11,456)	(29,716)	(55,996)
Reorganization costs	—	(401)	(4,153)	(9,863)
Gain from bankruptcy exit	—	—	119,408	—
Provision for income taxes	—	—	—	—
Net income (loss)	(12,118)	(11,857)	85,539	(65,859)
Net income (loss) attributed to noncontrolling interest in variable interest entity	—	150	—	(2,536)
Net income (loss) attributed to Pacific Ethanol	$(12,118)	$(12,007)	$85,539	$(63,323)
Preferred stock dividends	$(758)	$(807)	$(2,346)	$(2,395)
Income (loss) available to common stockholders	$(12,876)	$(12,814)	$83,193	$(65,718)
Net income (loss) per share, basic	$(0.16)	$(0.22)	$1.19	$(1.15)
Net income (loss) per share, diluted	$(0.16)	$(0.22)	$1.10	$(1.15)
Weighted-average shares outstanding, basic	81,901	57,001	69,630	56,998
Weighted-average shares outstanding, diluted	81,901	57,001	77,692	56,998

See accompanying notes to these unaudited consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net income (loss)	$85,539	$(65,859)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Non-cash reorganization costs:
Gain on bankruptcy exit	(119,408)	—
Write-off of deferred financing fees	—	7,545
Settlement of accrued liability	—	(2,008)
Loss on investment in Front Range, held for sale	12,146	—
Impairment of asset group	—	2,200
Loss on extinguishments of debt	2,159	—
Depreciation and amortization of intangibles	5,957	25,984
Inventory valuation	136	845
Amortization of deferred financing fees	360	1,058
Non-cash compensation and consulting expense	1,399	1,493
Gain on derivatives	(1,206)	(2,511)
Bad debt recovery	(165)	(869)
Equity earnings in Front Range	929	—
Changes in operating assets and liabilities:
Accounts receivable	(13,100)	12,252
Restricted cash	—	2,520
Inventories	(786)	7,812
Prepaid expenses and other assets	(2,367)	2,043
Prepaid inventory	(1,251)	111
Accounts payable and accrued expenses	14,563	(5,543)
Accounts payable and accrued expenses – related parties	1,444	4,490
Net cash used in operating activities	(13,651)	(8,437)

Investing Activities:
Net cash impact of deconsolidation of Front Range	(10,486)	—
Net cash impact of bankruptcy exit	(1,301)	—
Additions to property and equipment	(333)	(3,599)
Proceeds from sales of available-for-sale investments	—	7,679
Net cash provided by (used in) investing activities	(12,120)	4,080

Financing Activities:
Proceeds from borrowings under DIP Financing	5,173	12,278
Proceeds from (payments on) other borrowings	4,697	(10,051)
Proceeds from related party borrowing	—	2,000
Net cash provided by financing activities	9,870	4,227

Net decrease in cash and cash equivalents	(15,901)	(130)

Cash and cash equivalents at beginning of period	17,545	11,466

Cash and cash equivalents at end of period	$1,644	$11,336

Supplemental Information:
Interest paid	$3,784	$2,407

Non-cash financing and investing activities:
Preferred stock dividend declared	$2,346	$2,395
Value of common stock issued in debt extinguishments	$21,159	$—

See accompanying notes to these unaudited consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION.

Organization – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation, and its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation (“PECA”), Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”) and Pacific Ag. Products, LLC (“PAP”) for all periods presented, and for the periods specified below, the Plant Owners (as defined below), and Front Range Energy, LLC, a Colorado limited liability company (“Front Range”) (collectively, the “Company”).

The Company produces and sells low-carbon renewable fuels and co-products, including wet distillers grain (“WDG”), a nutritional animal feed. The Company sells ethanol to integrated oil companies and gasoline marketers who blend ethanol into gasoline, and provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington.

Effective June 29, 2010, under a new asset management agreement, the Company manages the production and operation of the Pacific Ethanol Plants (as defined below). These four facilities have an aggregate annual production capacity of up to 200 million gallons. Two of the facilities are operating and two of the facilities are idled. The Company is in the process of re-starting the Stockton, California facility and expects to resume production of ethanol at that facility in December 2010. In addition, if market conditions continue to improve, the Company may re-start the Madera, California facility as early as the first quarter of 2011, subject to the approval of New PE Holdco (as defined below). In addition, as of September 30, 2010, the Company owned a 42% interest in Front Range, which owns a plant located in Windsor, Colorado, with an annual production capacity of up to 50 million gallons. On October 6, 2010, the Company sold its entire interest in Front Range. See “Note 12—Subsequent Events.”

Chapter 11 Filings – On May 17, 2009, five indirect wholly-owned subsidiaries of Pacific Ethanol, Inc., namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and Pacific Ethanol Holding Co. LLC (“PEHC”) (together with the Pacific Ethanol Plants, the “Plant Owners”) each commenced a case by filing voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in an effort to restructure their indebtedness (“Chapter 11 Filings”).

On June 29, 2010 (the “Effective Date”), the Plant Owners declared effective their amended joint plan of reorganization (the “Plan”) with the Bankruptcy Court, which was structured in cooperation with certain of the Plant Owners’ secured lenders. Under the Plan, on the Effective Date, 100% of the ownership interests in the Plant Owners was transferred to a newly-formed limited liability company (“New PE Holdco”) which was wholly-owned by certain prepetition lenders, resulting in each of the Plant Owners becoming direct or indirect wholly-owned subsidiaries of New PE Holdco. On October 6, 2010, the Company purchased a 20% ownership interest in New PE Holdco from a number of the existing owners. See “Note 12—Subsequent Events.”

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10−Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Except as disclosed in Note 4, the accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

For the periods through June 29, 2010, the consolidated financial statements include the financial statements of the Plant Owners. On June 29, 2010, the Plant Owners emerged from bankruptcy and the ownership of the Plant Owners was transferred to New PE Holdco.

For periods through December 31, 2009, the consolidated financial statements include the financial statements of Front Range, a variable interest entity of which PECA owned a 42% interest. Beginning January 1, 2010, the consolidated financial statements do not include the financial statements of Front Range as the Company is no longer the primary beneficiary. See “Note 4—Deconsolidation and Sale of Front Range.”

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

The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including its credit facility and its remaining proceeds from its private offering of senior convertible notes and warrants on October 6, 2010, will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, the Company is unable to service the principal and/or interest payments under the senior convertible notes through the issuance of shares of its common stock, if the Company’s capital requirements or cash flow vary materially from its current projections, if unforeseen circumstances occur, or if the Company requires a significant amount of cash to fund future acquisitions, the Company may require additional financing. The Company’s failure to raise capital, if needed, could restrict its growth, or hinder its ability to compete.

The consolidated financial statements do not include any other adjustments that might result from the outcome of these matters.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  NEW OPERATING AGREEMENTS AND CALL OPTION AGREEMENT.

Asset Management Agreement – As contemplated by the Plan, on the Effective Date, the Company entered into an Asset Management Agreement (“AMA”) with the Plant Owners under which the Company agreed to operate and maintain the Pacific Ethanol Plants on behalf of the Plant Owners. These services generally include, but are not limited to, administering the Plant Owners’ compliance with their credit agreements and performing billing, collection, record keeping and other administrative and ministerial tasks. The Company agreed to supply all labor and personnel required to perform its services under the AMA, including the labor and personnel required to operate and maintain the production facilities.

The costs and expenses associated with the Company’s provision of services under the AMA are prefunded by the Plant Owners under a preapproved budget. The Company’s obligation to provide services is limited to the extent there are sufficient funds advanced by the Plant Owners to cover the associated costs and expenses.

As compensation for providing the services under the AMA, the Company is to be paid $75,000 per month for each production facility that is operational and $40,000 per month for each production facility that is idled. In addition to the monthly fee, if during any six-month period (measured on September 30 and March 31 of each year commencing March 31, 2011) a production facility has annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”) per gallon of operating capacity of $0.20 or more, the Company will be paid a performance bonus equal to 3% of the increment by which EBITDA exceeds such amount. The aggregate performance bonus for all plants is capped at $2.2 million for each six-month period. The performance bonus is to be reduced by 25% if all production facilities then operating do not operate at a minimum average yield of 2.70 gallons of denatured ethanol per bushel of corn. In addition, no performance bonus is to be paid if there is a default or event of default under the Plant Owners’ credit agreement resulting from their failure to pay any amounts then due and owing.

The AMA also provides the Company with an incentive fee upon any sale of a production facility to the extent the sales price is above $0.60 per gallon of annual capacity.

The AMA has an initial term of six months and may be extended for additional six-month periods at the option of the Plant Owners. In addition to typical conditions for a party to terminate the agreement prior to its expiration, the Company may terminate the AMA, and the Plant Owners may terminate the AMA with respect to any facility, at any time by providing at least 60 days prior notice of such termination.

Ethanol Marketing Agreements – As contemplated by the Plan, on the Effective Date, Kinergy entered into separate ethanol marketing agreements with each of the two Plant Owners whose facilities were operating, which granted Kinergy the exclusive right to purchase, market and sell the ethanol produced at those facilities. Kinergy has also entered into an ethanol marketing agreement with the Plant Owner whose facility is currently being restarted. If the remaining idled facility becomes operational, it is contemplated that Kinergy would enter into a substantially identical ethanol marketing agreement with the applicable Plant Owner. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to Kinergy, an amount is to be paid equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred by Kinergy, minus (iii) the estimated incentive fee payable to Kinergy, which equals 1% of the aggregate third-party purchase price. To facilitate Kinergy’s ability to pay amounts owing, the ethanol marketing agreements require that Kinergy maintain one or more lines of credit of at least $5.0 million in the aggregate. Each of the ethanol marketing agreements has an initial term of one year and may be extended for additional one-year periods at the option of the individual Plant Owner.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Corn Procurement and Handling Agreements – As contemplated by the Plan, on the Effective Date, PAP entered into separate corn procurement and handling agreements with each of the two Plant Owners whose facilities were operating. Kinergy has also entered into a corn procurement and handling agreement with the Plant Owner whose facility is currently being restarted. If the remaining idled facility becomes operational, it is contemplated that PAP would enter into a substantially identical corn procurement and handling agreement with the applicable Plant Owner. Under the terms of the corn procurement and handling agreements, each facility appointed PAP as its exclusive agent to solicit, negotiate, enter into and administer, on its behalf, corn supply arrangements to procure the corn necessary to operate its facility. PAP will also provide grain handling services including, but not limited to, receiving, unloading and conveying corn into the facility’s storage and, in the case of whole corn delivered, processing and hammering the whole corn.

PAP is to receive a fee of $0.50 per ton of corn delivered to each facility as consideration for its procurement services and a fee of $1.50 per ton of corn delivered as consideration for its grain handling services, each payable monthly. The Company agreed to enter into an agreement guaranteeing the performance of PAP’s obligations under the corn procurement and handling agreement upon the request of a Plant Owner. Each corn procurement and handling agreement has an initial term of one year and may be extended for additional one-year periods at the option of the applicable Plant Owner.

Distillers Grains Marketing Agreements – Under the Plan, on the Effective Date, PAP entered into separate distillers grains marketing agreements with each of the two Plant Owners whose facilities were operating, which granted PAP the exclusive right to market, purchase and sell the WDG produced at the facility. Kinergy has also entered into a distillers grains marketing agreement with the Plant Owner whose facility is currently being restarted. If the remaining idled facility becomes operational, it is contemplated that PAP would enter into a substantially identical WDG marketing agreement with the applicable Plant Owner. Under the terms of the distillers grains marketing agreements, within ten days after a Plant Owner delivers WDG to PAP, the Plant Owner is to be paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the WDG, minus (ii) the estimated amount of transportation costs to be incurred by PAP, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of WDG produced or marketed, minus (iv) the estimated incentive fee payable to PAP, which equals the greater of (a) 5% of the aggregate third-party purchase price, and (b) $2.00 for each ton of WDG sold in the transaction. Within the first five business days of each calendar month, the parties will reconcile and “true up” the actual purchase price, transportation costs, governmental fees and taxes, and incentive fees for all transactions entered into since the previous true-up date. Each distillers grains marketing agreement has an initial term of one year and may be extended for additional one-year periods at the option of the applicable Plant Owner.

Call Option Agreement – Under the Plan, on the Effective Date, the Company entered into a Call Option Agreement with New PE Holdco and a number of owners of New PE Holdco under which the Company had the option to acquire up to 25% of the equity in New PE Holdco for a total price of $30,000,000 in cash. On September 28, 2010, the Company exercised this option. On October 6, 2010, the Company paid $14,400,000 in cash to purchase 12% of the equity in New PE Holdco under the option. In addition, on October 6, 2010, the Company also paid $8,800,000 in cash to purchase an additional 8% of the equity in New PE Holdco from an owner. See “Note 12—Subsequent Events.”

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  ACCOUNTING FOR EMERGENCE FROM BANKRUPTCY.

Gain on Bankruptcy Exit – On the Effective Date, the Company ceased to own the Plant Owners. As a result, the Company removed the related assets and liabilities from its consolidated financial statements, resulting in a net gain from the bankruptcy exit of $119,408,000. The classification and amounts of the net liabilities removed at June 29, 2010 are as follows (in thousands):

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

Liabilities Subject to Compromise – Liabilities subject to compromise refers to prepetition obligations which may be impacted by the Chapter 11 Filings. These amounts represented the Company’s estimate of known or potential prepetition obligations to be resolved in connection with the Chapter 11 Filings. On June 29, 2010, the liabilities subject to compromise were removed from the Company’s balance sheet as discussed above.

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including liabilities subject to compromise for which interest expense may not be recognized in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations. The Plant Owners did not record contractual interest expense on certain unsecured prepetition debt subject to compromise from the date of the Chapter 11 Filings. The Plant Owners did, however, accrue interest on their debtor-in-possession credit agreement (“DIP Financing”) and related rollup as these amounts were likely to be paid in full upon confirmation of a plan of reorganization. On the Effective Date, the DIP Financing was converted to a term loan of the Plant Owners. For the nine months ended September 30, 2010, the Company recorded interest expense related to the Plant Owners of approximately $2,356,000. Had the Company accrued interest on all of the Plant Owners’ liabilities subject to compromise for the nine months ended September 30, 2010, interest expense would have been approximately $14,932,000. For the three and nine months ended September 30, 2009, the Company recorded interest expense related to the Plant Owners of approximately $673,000 and $10,648,000, respectively. Had the Company accrued interest on all of their liabilities subject to compromise for the three and nine months ended September 30, 2009, interest expense would have been approximately $7,988,000 and $20,969,000, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reorganization Costs – The Plant Owners’ reorganization costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Professional fees	$—	$2,363	$4,036	$3,648
Write-off of unamortized deferred financing fees	—	—	—	7,545
Settlement of accrued liability	—	(2,008)	—	(2,008)
DIP Financing fees	—	—	—	600
Trustee fees	—	46	117	78
Total	$—	$401	$4,153	$9,863

4.  DECONSOLIDATION AND SALE OF FRONT RANGE.

Deconsolidation of Front Range – On October 17, 2006, the Company entered into a Membership Interest Purchase Agreement with Eagle Energy, LLC to acquire Eagle Energy’s 42% interest in Front Range. Front Range was formed on July 29, 2004 to construct and operate a 50 million gallon dry mill ethanol facility in Windsor, Colorado. Front Range began producing ethanol in June 2006. Upon initial acquisition of the 42% interest in Front Range, the Company determined that it was the primary beneficiary and from that point, consolidated the financial results of Front Range. Except for the marketing agreement discussed below, certain contracts and arrangements between the Company and Front Range have since terminated.

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

Effective January 1, 2010, the Company adopted these provisions, which resulted in the Company concluding that the Company was no longer the primary beneficiary and, effective January 1, 2010, the Company had prospectively adopted the FASB’s guidance resulting in a deconsolidation of the financial results of Front Range. In making this conclusion, the Company determined that Front Range continued to be a variable interest entity; however, the Company did not have the power to direct most of the activities that most significantly impact the entity’s economic performance. Some of these activities included efficient management and operation of its facility, procurement of feedstock, sale of co-products and effectiveness of risk management strategies. Further, the Company’s maximum exposure was limited to its investment in Front Range. Upon deconsolidation, the Company removed $62,617,000 of assets and $18,584,000 of liabilities from its consolidated balance sheet and recorded a cumulative debit adjustment to retained earnings of $1,762,000. The periods presented in this report prior to the effective date of the deconsolidation continue to include related balances associated with Front Range. Effective January 1, 2010, the Company accounted for its investment in Front Range under the equity method, with equity earnings recorded in other income (expense) in the consolidated statements of operations.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sale of Front Range – On September 27, 2010, PECA entered into an agreement with Daniel A. Sanders under which PECA agreed to sell its entire interest in Front Range to Mr. Sanders for $18,500,000 in cash. The Company’s carrying value of its investment in Front Range prior to the sale was $30,646,000. As a result of the sale, the Company reduced its carrying value of its investment in Front Range to fair value, resulting in a charge of $12,146,000 to record a carrying value equal to the $18,500,000 sale price. The Company closed the sale of its interest in Front Range on October 6, 2010.

5.  INVENTORIES.

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. The inventory held by the Plant Owners was removed from the Company’s consolidated financial statements on the Effective Date. Remaining inventory balances at September 30, 2010 primarily represent inventory held by Kinergy. Inventory balances consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Finished goods	$4,619	$2,483
Raw materials	—	5,957
Work in progress	—	2,230
Other	—	1,461
Total	$4,619	$12,131

6.  DEBT.

Long-term borrowings are summarized in the following table (in thousands):

	September 30, 2010	December 31, 2009
Notes payable to related party	$12,500	$31,500
Notes payable to related parties	2,000	2,000
Kinergy operating line of credit	7,149	2,452
DIP Financing and rollup	—	39,654
Swap note	—	13,495
Water rights capital lease obligations	—	1,003
	21,649	90,104
Less short-term portion	(13,250)	(77,365)
Long-term debt	$8,399	$12,739

Notes Payable to Related Party – The Company was a party to certain agreements designed to satisfy the Company’s outstanding debt to Lyles United, LLC, a significant shareholder, and Lyles Mechanical Co. (collectively, “Lyles”). In March 2010, Socius CG II, Ltd. (“Socius”) entered into purchase agreements with Lyles under which Socius would purchase claims in respect of the Company’s indebtedness in up to $5,000,000 tranches, which claims Socius would then settle in exchange for shares of the Company’s common stock. Each tranche was to be settled in exchange for the Company’s common stock valued at a 20% discount to the volume weighted average price (“VWAP”) of the Company’s common stock over a predetermined trading period, which ranged from 5 to 20 trading days, immediately following the date on which the shares were first issued to Socius.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under this arrangement, the Company issued shares to Socius which settled outstanding debt previously owed to Lyles in four successive transactions. For the nine months ended September 30, 2010, the Company issued an aggregate of 24,088,000 shares with an aggregate fair value of $21,159,000 in exchange for $19,000,000 in debt extinguishment, resulting in an aggregate loss of $2,159,000. The Company determined fair value based on the closing price of its shares on the last day of the applicable trading period, which was the date the net shares to be issued were determinable by the Company. There were no additional issuances during the three months ended September 30, 2010.

On October 6, 2010, the Company paid in full all remaining principal, accrued interest and fees owed to Lyles.

Notes Payable to Related Parties – On March 31, 2009, the Company’s Chairman of the Board and its Chief Executive Officer provided funds totaling $2,000,000 for general working capital purposes in exchange for two unsecured promissory notes issued by the Company. Interest on the unpaid principal amounts accrues at a rate per annum of 8.00%. All principal and accrued and unpaid interest on the promissory notes was due and payable in January 2011. On October 29, 2010, the Company paid all accrued interest and $750,000 in principal under these notes. On November 5, 2010, the Company entered into amendments to these notes, extending the maturity date to March 31, 2012.

Kinergy Operating Line of Credit – On October 27, 2010 and September 22, 2010, Kinergy and the Company entered into amendments (the “Amendments”) to Kinergy’s working capital line of credit with Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Western) (“Wells Fargo”). Under the Amendments, the maturity date of the credit facility was extended by 60 days to December 31, 2010 to accommodate ongoing discussions between Kinergy and Wells Fargo regarding a renewal and upsizing of the credit facility. In addition, the maximum amount of the credit facility was increased to $15,000,000 from $10,000,000.

DIP Financing and Rollup – The DIP Financing and rollup balances were removed from the Company’s consolidated financial statements as discussed in Note 3.

7.  COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At September 30, 2010, the Company had purchase contracts with its suppliers to purchase certain quantities of ethanol. The Company had $10,825,000 in fixed-price commitments and 6,893,000 gallons of indexed-price commitments. These fixed- and indexed-price commitments are to be delivered throughout the remainder of 2010. The volumes of indexed-price contracts are to be purchased at pre-established prices based on publicly-indexed prices in effect on their respective transaction dates.

Sales Commitments – At September 30, 2010, the Company had sales contracts with its customers to sell certain quantities of ethanol. The Company had $8,371,000 in fixed-price commitments and 98,732,000 gallons in indexed-price commitments. The volumes of indexed price contracts will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 1, 2010, Delta-T Corporation resumed active litigation of the Second Virginia Federal Court case by filing a motion for entry of a default judgment. Also on March 1, 2010, Pacific Ethanol, Inc. filed a motion for extension of time for its first appearance in the Second Virginia Federal Court case and also filed a motion to dismiss Delta-T Corporation’s complaint based on the mandatory arbitration clause in the parties’ contracts, and alternatively to stay proceedings during the pendency of arbitration. These motions were argued on March 31, 2010. The Court ruled on the motions in May 2010, denying Delta-T’s Corporation’s motion for entry of a default judgment, and compelling the case to arbitration with the AAA.

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

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The Plant Owners had five pay-fixed and receive variable interest rate swaps in liability positions which were extinguished as part of the emergence from bankruptcy. The value of these swaps was materially affected by the Plant Owners’ credit. A pre-credit fair value of each swap was determined using conventional present value discounting based on the 3-year Euro dollar futures curves and the LIBOR swap curve beyond 3 years, resulting in a liability of approximately $4,070,000 at June 29, 2010. To reflect the Plant Owners’ current financial condition and Chapter 11 Filings, a recovery rate of 40% was applied to that value. Management elected the 40% recovery rate in the absence of any other company-specific information. As the recovery rate is a material unobservable input, these swaps were considered Level 3. It is the Company’s understanding that a 40% recovery rate reflects the standard market recovery rate provided by Bloomberg in probability of default calculations. The Company applied its interpretation of the 40% recovery rate to the swap liability, reducing the liability by 60% to approximately $1,628,000 to reflect the credit risk to counterparties. On June 29, 2010, the liability balance was removed from the Company’s consolidated financial statements as discussed in Note 3.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current portion of long-term notes payable are reasonable estimates of their fair value because of the short maturity of these items.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  EARNINGS PER SHARE.

The following table computes basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2010
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(12,118)
Less: Preferred stock dividends	(758)
Basic and diluted earnings per share:
Loss available to common stockholders	$(12,876)	81,901	$(0.16)

	Three Months Ended September 30, 2009
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(12,007)
Less: Preferred stock dividends	(807)
Basic and diluted earnings per share:
Loss available to common stockholders	$(12,814)	57,001	$(0.22)

	Nine Months Ended September 30, 2010
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$85,539
Less: Preferred stock dividends	(2,346)
Basic income per share:
Income available to common stockholders	$83,193	69,630	$1.19
Add: Preferred stock dividends	2,346	8,062
Diluted income per share:
Income available to common stockholders	$85,539	77,692	$1.10

	Nine Months Ended September 30, 2009
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(63,323)
Less: Preferred stock dividends	(2,395)
Basic and diluted earnings per share:
Loss available to common stockholders	$(65,718)	56,998	$(1.15)

There were an aggregate of 8,832,000 and 7,038,000 potentially dilutive weighted-average shares from convertible securities outstanding as of September 30, 2010 and 2009, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three months ended September 30, 2010 and the three and nine months ended September 30, 2009 as their effect would have been anti-dilutive. On October 6, 2010, the Company issued $35,000,000 of senior convertible notes and warrants to purchase an aggregate of 20,588,235 shares of the Company’s common stock. See “Note 12—Subsequent Events.”

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  RELATED PARTY TRANSACTIONS.

The Company had accrued and unpaid dividends in respect of its Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) of $5,549,000 and $3,202,000 as of September 30, 2010 and December 31, 2009, respectively. In August 2010, 142,598 shares of the Company’s Series B Preferred Stock were converted into 560,003 shares of the Company’s common stock.

The Company had notes payable to Lyles in the aggregate principal amount of $12,500,000 and $31,500,000 and accrued and unpaid interest and fees in respect of these notes of $4,505,000 and $2,731,000 as of September 30, 2010 and December 31, 2009, respectively. On October 6, 2010, the Company paid in full all amounts owed under its notes payable to Lyles, consisting of $12,500,000 in principal and $4,537,000 in accrued interest and fees.

The Company had notes payable to its Chairman of the Board and its Chief Executive Officer totaling $2,000,000 and accrued and unpaid interest in respect of these notes of $240,000 and $120,000 as of September 30, 2010 and December 31, 2009, respectively. On October 29, 2010, the Company paid all accrued interest and $750,000 in principal under these notes. On November 5, 2010, the Company entered into amendments to these notes, extending the maturity date to March 31, 2012.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  PLANT OWNERS’ CONDENSED COMBINED FINANCIAL STATEMENTS.

Since the consolidated financial statements of the Company include entities other than the Plant Owners, the following presents the condensed combined financial statements of the Plant Owners for the periods included in these condensed combined financial statements. The Company did not consolidate any of the Plant Owners’ results for the three months ended September 30, 2010. These condensed combined financial statements have been prepared, in all material respects, on the same basis as the consolidated financial statements of the Company. The condensed combined financial statements of the Plant Owners are as follows (unaudited, in thousands):

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	May 17, 2009 to September 30, 2009

Net sales	$89,737	$18,226	$26,984
Cost of goods sold	98,140	25,091	37,961
Gross loss	(8,403)	(6,865)	(10,977)
Selling, general and administrative expenses	1,829	988	1,520
Loss from operations	(10,232)	(7,853)	(12,497)
Other expense, net	(1,253)	(286)	(87)
Loss before reorganization costs and gain from bankruptcy exit	(11,485)	(8,139)	(12,584)
Reorganization costs	(4,153)	(401)	(9,863)
Gain from bankruptcy exit	119,408	—	—
Net income (loss)	$103,770	$(8,540)	$(22,447)

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2010	May 17, 2009 to September 30, 2009
Operating Activities:
Net cash used in operating activities	$(6,808)	$(9,269)
Investing Activities:
Net cash impact of bankruptcy exit	(1,301)	—
Additions to property and equipment	(310)	—
Net cash used in investing activities	(1,611)	—
Financing Activities:
Proceeds from borrowing	5,173	12,278
Net cash provided by financing activities	5,173	12,278
Net (decrease) increase in cash and cash equivalents	(3,246)	3,009
Cash and cash equivalents at beginning of period	3,246	52
Cash and cash equivalents at end of period	$—	$3,061

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.  SUBSEQUENT EVENTS.

Debt and Plant Ownership Transactions – On October 6, 2010, the Company entered into the following transactions which restructured its debt and plant ownership positions:

Issuance of Senior Convertible Notes and Warrants – On September 27, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with seven accredited investors (the “Investors”). Under the terms of the Purchase Agreement, the Company agreed to sell $35,000,000 of senior convertible notes (the “Notes”) and warrants (the “Warrants”) to purchase an aggregate of 20,588,235 shares of the Company’s common stock to the Investors in a private offering (the “Financing Transaction”). The sale of the Notes and the Warrants to the Investors closed on October 6, 2010 (the “Closing”). In connection with the sale of the Notes and the Warrants, the Company entered into a registration rights agreement with the Investors on October 6, 2010. The Company paid Lazard Capital Markets LLC $2,450,000 plus out of pocket fees upon the Closing in consideration of placement agent services provided to the Company.

On October 26, 2010, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register for resale 99,120,272 shares of common stock issuable upon conversion of the Notes or otherwise under the terms of the Notes and/or upon exercise of the Warrants, which is based on 150% of (i) the maximum number of shares of common stock initially issuable upon conversion of the Notes, (ii) the maximum number of other shares of common stock issuable under the Notes (i.e., shares of common stock issuable as interest in lieu of cash payments) on October 25, 2010, and (iii) the maximum number of shares of common stock issuable upon exercise of Warrants on October 25, 2010, in each case, determined as if the outstanding Notes and Warrants were converted or exercised (as the case may be) in full, without regard to any limitation on conversion, issuance of common stock or exercise contained in the Notes and Warrants. For purposes of the calculation of the maximum number of shares of common stock initially issuable upon conversion of the Notes and the maximum number of other shares of common stock issuable under the Notes, the Company assumed a conversion price of $0.85, which represents the initial conversion price and the conversion price under the Notes on October 25, 2010.

Exercise of Call Option – On September 28, 2010, the Company exercised its option to purchase an aggregate of 12% of the equity of New PE Holdco from the owners of New PE Holdco for an aggregate purchase price of $14,400,000. On October 6, 2010, using proceeds from the Financing Transaction, the Company closed the purchase of 12% of the equity in New PE Holdco under the option.

Purchase of Units in New PE Holdco – On September 28, 2010, the Company entered into an Agreement for Purchase and Sale of Units (the “Units Purchase Agreement”) in New PE Holdco with Candlewood Special Situations Fund, L.P. (“Candlewood”) under which the Company agreed to purchase 8% of the equity of New PE Holdco from Candlewood for an aggregate purchase price of $8,800,000 in cash. On October 6, 2010, using proceeds from the Financing Transaction, the Company closed the purchase of 8% of the equity in New PE Holdco under the Units Purchase Agreement.

Sale of Front Range – On September 27, 2010, PECA entered into an agreement under which PECA agreed to sell its entire interest in Front Range for an aggregate cash consideration of $18,500,000. The Company closed this transaction on October 6, 2010.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lyles Payoff – On October 6, 2010, the Company paid all amounts owed to Lyles United LLC and Lyles Mechanical Co., in the aggregate amount of $17,037,000, using proceeds received from the sale of its interest in Front Range.

Pro Forma Condensed Balance Sheet (unaudited) – The following unaudited condensed consolidated pro forma balance sheet presents the Company’s balance sheet as of September 30, 2010. The pro forma balance sheet gives effect to the above transactions, including the consolidation of the New PE Holdco, as if they occurred on September 30, 2010 (amounts in thousands).

ASSETS	Reported Amounts	Pro Forma Adjustments	Notes	Pro Forma Amounts
Cash and cash equivalents	$1,644	$16,952	(a)	$18,596
Accounts receivable, net	17,465	—		17,465
Inventories	4,619	5,385	(b)	10,004
Investment in Front Range, held for sale	18,500	(18,500)	(c)	—
Other current assets	6,735	3,665	(b)	10,400
Total current assets	48,963	7,502		56,465

Property and equipment, net	1,115	157,370	(b)	158,485
Other assets	5,393	1,196	(b)	6,589
Total Assets	$55,471	$166,068		$221,539

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued liabilities	$20,021	$(2,761)	(b)	$17,260
Other liabilities - related parties	8,256	(4,537)	(d)	3,719
Current portion of long-term debt	13,250	(12,500)	(d)	750
Total current liabilities	41,527	(19,798)		21,729

Senior convertible notes	—	35,000	(e)	35,000
New PE Holdco debt and working capital facility	—	63,756	(f)	63,756
Notes payable, net of current portion	8,399	—		8,399
Other liabilities	1,617	98	(b)	1,715
Total Liabilities	51,543	79,056		130,599

Stockholders’ Equity:
Pacific ethanol stockholders’ equity	3,928	—		3,928
Noncontrolling interest equity	—	87,012	(b)	87,012
Total Stockholders' Equity	3,928	87,012		90,940
Total Liabilities and Stockholders' Equity	$55,471	$166,068		$221,539

Notes to Unaudited Pro Forma Condensed Balance Sheet

(a)	Amounts represent cash sources and uses as follows (in thousands):

Cash proceeds from Notes and Warrants	$35,000
Cash proceeds from sale of interest in Front Range	18,500
Cash balances at New PE Holdco	3,789
Purchase of 20% in New PE Holdco	(23,300)
Payments in satisfaction of Lyles loans	(17,037)
Net adjustment	$16,952

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)
Amounts represent the assets and liabilities of New PE Holdco at September 30, 2010. The Company has determined that New PE Holdco is a variable interest entity. In addition, because of its ownership interest in New PE Holdco, in relation to the other members’ position and involvement, as well as its asset management and marketing agreements with subsidiaries of New PE Holdco, the Company believes that it is the primary beneficiary and, accordingly, has consolidated the results of New PE Holdco in the balance sheet. The Company has made a preliminary allocation of the estimated purchase price of its 20% interest in New PE Holdco to the assets acquired and liabilities assumed based on estimates of their fair value. Final estimates of these items are dependent upon valuations and other analyses which could not be completed prior to the completion of the transactions described above.

(c)	Removal of the Company’s investment in Front Range as a result of the sale.

(d)	Represents the payment in satisfaction of accrued interest and notes payable to Lyles United, LLC and Lyles Mechanical Co.

(e)
Represents the Notes issued as part of the transactions described above. Allocations regarding any Warrant and Note exercise or conversion feature liabilities are not included in these amounts. The valuation of the components could not be completed prior to the completion of the transactions described above.

(f)	Represents New PE Holdco’s reorganized debt consisting of $50.0 million in 3-year term debt and amounts outstanding under its $35.0 million working capital facility at September 30, 2010.

Extension of Kinergy Line of Credit – On October 27, 2010 and September 22, 2010, Kinergy and the Company, entered into Amendments to Kinergy’s working capital line of credit with Wells Fargo. Under the Amendments, the maturity date of the credit facility was extended by 60 days to December 31, 2010 to accommodate ongoing discussions between Kinergy and Wells Fargo regarding a renewal and upsizing of the credit facility. In addition, the maximum amount of the credit facility was increased to $15,000,000 from $10,000,000.

Payment on Notes Payable to Related Parties – On October 29, 2010, the Company paid all accrued interest and $750,000 in principal under its notes to its Chairman of the Board and its Chief Executive Officer. In addition, on November 5, 2010, the Company entered into amendments to those notes, extending their maturity date to March 31, 2012.

Stock Grants – In October 2010, the Company granted an aggregate amount of 3,135,000 shares of restricted stock under the Company’s 2006 Stock Incentive Plan to members of its Board of Directors, executive officers and a number of employees.

Series B Conversions – In October 2010, 338,770 shares of the Company’s Series B Preferred Stock were converted into 1,988,579 shares of the Company’s common stock. In November 2010, 204,430 shares of the Company’s Series B Preferred Stock were converted into 1,200,001 shares of the Company’s common stock.

The Company performed an evaluation of subsequent events through the date of filing this Quarterly Report on Form 10-Q and has determined that there are no other subsequent events that require disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

●	our ability to obtain and maintain normal terms with vendors and service providers;
●	our ability to maintain contracts that are critical to our operations;
●	fluctuations in the market price of ethanol and its co-products;
●	the projected growth or contraction in the ethanol and co-product markets in which we operate;
●	our strategies for expanding, maintaining or contracting our presence in these markets;
●	our ability to successfully manage and operate third party ethanol production facilities;
●	anticipated trends in our financial condition and results of operations; and
●	our ability to distinguish ourselves from our current and future competitors.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. We do not undertake to update, revise or correct any forward-looking statements, except as required by law.

Any of the factors described immediately above, or referenced from time to time in our filings with the SEC or in the “Risk Factors” section below could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We are the leading marketer and producer of low carbon renewable fuels in the Western United States.

Since our inception in 2005, we have conducted ethanol marketing operations through our subsidiary, Kinergy, through which we market and sell ethanol produced by third parties. In 2006, we began constructing the first of our four then wholly-owned ethanol production facilities, or Pacific Ethanol Plants, and were continuously engaged in plant construction until the fourth facility was completed in 2008. We funded, and until recently directly operated, the Pacific Ethanol Plants through a subsidiary holding company and four other indirect subsidiaries, or Plant Owners.

In late 2008 and early 2009, we idled production at three of the Pacific Ethanol Plants due to adverse market conditions and lack of adequate working capital. Adverse market conditions and our financial constraints continued, resulting in an inability to meet our debt service requirements, and in May 2009, the subsidiary holding company and the Plant Owners, collectively referred to as the Bankrupt Debtors, each commenced a case by filing voluntary petitions for relief under chapter 11 of Title 11 of the United States Code, or Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware.

On March 26, 2010, the Bankrupt Debtors filed a joint plan of reorganization with the Bankruptcy Court, which was structured in cooperation with a number of the Bankrupt Debtors’ secured lenders. On June 29, 2010, referred to as the Effective Date, the Bankrupt Debtors declared effective their amended joint plan of reorganization, or the Plan, and emerged from bankruptcy. Under the Plan, on the Effective Date, all of the ownership interests in the Bankrupt Debtors were transferred to a newly-formed holding company, New PE Holdco, LLC, or New PE Holdco, wholly-owned as of that date by some of the prepetition lenders and new lenders of the Bankrupt Debtors. As a result, the Pacific Ethanol Plants are now wholly-owned by New PE Holdco. We hold a 20% ownership interest in New PE Holdco. See “—Recent Developments” below.

We currently manage the production of ethanol at the Pacific Ethanol Plants under the terms of an asset management agreement with the Plant Owners. We also market ethanol and its co-products, including WDG, produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational and a Plant Owner whose facility is in the process of being re-started. We also market ethanol and its co-products to other third parties, and provide transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington.

We have extensive customer relationships throughout the Western United States and extensive supplier relationships throughout the Western and Midwestern United States. Our customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. We supply ethanol to our customers either from the Pacific Ethanol Plants located within the regions we serve, or with ethanol procured in bulk from other producers. In some cases, we have marketing agreements with ethanol producers to market all of the output of their facilities. Additionally, we have customers who purchase our co-products for animal feed and other uses.

The Pacific Ethanol Plants have an aggregate annual capacity of up to 200 million gallons. As of the filing of this report, two of the facilities were operating and two of the facilities were idled. We are in the process of re-starting the Stockton, California facility and expect to resume production of ethanol at that facility in December 2010. In addition, if market conditions continue to improve, we may re-start the Madera, California facility as early as the first quarter of 2011, subject to the approval of New PE Holdco.

Under the asset management agreement and marketing agreements, we manage the production and operations of the Pacific Ethanol Plants, market their ethanol and WDG and earn fees as follows:

●	Ethanol marketing fees of approximately 1% of the net sales price;

●	Corn procurement and handling fees of approximately $2.00 per ton;

●	WDG fees of approximately the greater of 5% of the third-party purchase price or $2.00 per ton; and

●	Asset management fees of $75,000 per month for each operating facility and $40,000 per month for each idled facility.

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

Recent Developments

On October 6, 2010, we raised $35.0 million through the issuance of $35.0 million in principal amount of senior convertible notes, or Notes, and warrants, or Warrants, to purchase an aggregate of 20,588,235 shares of our common stock. On that same date we sold our 42% interest in Front Range Energy, LLC, or Front Range, for $18.5 million in cash, paid off our outstanding indebtedness to Lyles United, LLC and Lyles Mechanical Co. in the aggregate amount of approximately $17.0 million and purchased a 20% ownership interest in New PE Holdco for an aggregate purchase price of $23.3 million.

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

Accounting for the results of New PE Holdco

For the periods through June 29, 2010, our consolidated financial statements include the financial statements of the Plant Owners. On June 29, 2010, the Plant Owners emerged from bankruptcy, and the ownership of the Plant Owners was transferred to New PE Holdco. Accordingly, for the three months ended September 30, 2010, we did not consolidate the Plant Owners’ financial statements as we had no ownership interest in the Plant Owners during the period. Also, under the Plan, we removed the Plant Owners’ assets of $175.0 million and liabilities of $294.4 million from our balance sheet, resulting in a net gain of $119.4 million for the three months ended June 30, 2010. On October 6, 2010, we purchased 20% ownership interest in New PE Holdco, which gives us the largest equity position. Based on our ownership interest as well as our asset management and marketing agreements with New PE Holdco, we believe we will consolidate its financial results with ours beginning in the fourth quarter of 2010.

Accounting for the results of Front Range

Effective January 1, 2010, we adopted the new guidance to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidations, which resulted in our conclusion that, under the FASB’s guidance, we are no longer the primary beneficiary and, effective January 1, 2010, we prospectively adopted the guidance resulting in a deconsolidation of the financial results of Front Range. Upon deconsolidation, on January 1, 2010, we removed $62.6 million of assets and $18.6 million of liabilities from our consolidated balance sheet and recorded a cumulative debit adjustment to retained earnings of $1.8 million. The periods presented in this report prior to the effective date of the deconsolidation continue to include related balances associated with our prior ownership interest in Front Range. Effective January 1, 2010, we began accounting for our investment in Front Range under the equity method, with equity earnings recorded in other income (expense) in the consolidated statements of operations. On October 6, 2010, we sold our ownership interest in Front Range, resulting in a loss on the sale in the amount of $12.1 million for the three months ended September 30, 2010, as we reduced the carrying value of our investment in Front Range to its fair value equal to the $18.5 million sale price.

Certain performance metrics that we believe are important indicators of our results of operations include the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Production gallons sold (in millions)	--	20.2	(100.0)%	43.2	64.6	(33.1)%
Third party gallons sold (in millions)	71.5	21.9	226.5%	152.4	57.0	167.4%
Total gallons sold (in millions)	71.5	42.1	69.8%	195.6	121.6	60.9%

Average sales price per gallon	$1.93	$1.73	11.6%	$1.81	$1.70	6.5%
Corn cost per bushel – CBOT equivalent (1)	$--	$3.33	NA	$3.62	$3.91	(7.4)%
Co-product revenues as % of delivered cost of corn	--%	25.7%	NA	21.9%	24.4%	(10.2)%

Average CBOT ethanol price per gallon	$1.80	$1.59	13.2%	$1.70	$1.61	5.6%
Average CBOT corn price per bushel	$4.22	$3.27	29.1%	$3.83	$3.70	3.5%

(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent

Net sales	$46,039	$71,889	$(25,850)	(36.0)%	$194,087	$228,685	$(34,598)	(15.1)%
Cost of goods sold	42,058	76,420	(34,362)	(45.0)%	195,883	252,123	(56,240)	(22.3)%
Gross profit (loss)	$3,981	$(4,531)	$8,512	187.9%	$(1,796)	$(23,438)	$21,642	92.3%
Percentage of net sales	8.6%	(6.3)%			(0.9)%	(10.2)%

Net Sales

The decrease in our net sales for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to a decrease in production gallons sold, which was partially offset by an increase in third party gallons sold and an increase in our average sales price per gallon.

For the three months ended September 30, 2010, we did not consolidate the financial results, including production gallon sales from the Pacific Ethanol Plants and for all of 2010, we did not consolidate the financial results of Front Range, including its production gallon sales. As a result, we did not record any production gallons sold during the three months ended September 30, 2010. Total volume of ethanol production gallons for the three months ended September 30, 2009 was related to production gallons of the Columbia, Magic Valley and Front Range facilities. We did, however, continue to sell as an agent during the three months ended September 30, 2010, the ethanol produced by the Columbia, Magic Valley and Front Range facilities. These sales are reflected in our third party gallons sold.

Third party gallons sold increased by 49.6 million gallons, or 227%, to 71.5 million gallons for the three months ended September 30, 2010 as compared to 21.9 million gallons for the same period in 2009. Of this increase, 14.2 million gallons was due to the operation of the Magic Valley facility in 2010 that was idled in 2009. The balance of the increase in third party gallons sold is primarily from increased sales under our other third-party ethanol marketing arrangements.

Our average sales price per gallon increased 12% to $1.93 for the three months ended September 30, 2010 from an average sales price per gallon of $1.73 for the three months ended September 30, 2009. This increase in average sales price per gallon is consistent with the average CBOT price per gallon, which increased 13% to $1.80 for the three months ended September 30, 2010 from $1.59 for the three months ended September 30, 2009.

The decrease in our net sales for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to the decrease in production gallons sold, which was partially offset by an increase in our third party gallons sold and an increase in our average sales price per gallon.

Total volume of ethanol production gallons sold decreased by 21.4 million gallons, or 33%, to 43.2 million gallons for the nine months ended September 30, 2010 as compared to 64.6 million gallons for the same period in 2009. The decrease in production sales volume is primarily due to our deconsolidation of the Columbia, Magic Valley and Front Range facilities for the three months ended September 30, 2010, which was partially offset by an increase in gallons sold from the Magic Valley facility for the six months ended June 30, 2010. Third-party ethanol gallons sold increased by 95.4 million gallons, or 167%, to 152.4 million gallons for the nine months ended September 30, 2010 as compared to 57.0 million gallons for the same period in 2009. The increase in third-party sales volume is primarily due to increased sales under our third-party ethanol marketing arrangements, including gallons sold for the Columbia, Magic Valley and Front Range facilities.

Our average sales price per gallon increased 7% to $1.81 for the nine months ended September 30, 2010 from an average sales price per gallon of $1.70 for the nine months ended September 30, 2009. This increase in average sales price per gallon is also consistent with the average CBOT price per gallon, which increased 6% to $1.70 for the nine months ended September 30, 2010 from $1.61 for the nine months ended September 30, 2009.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin improved to positive 8.6% for the three months ended September 30, 2010 from negative 6.3% for the same period in 2009 due to decreased depreciation expense and a higher average sales price per gallon. Included in cost of goods sold for the three months ended September 30, 2009 are depreciation expenses for the Pacific Ethanol Plants and Front Range of approximately $8.3 million, whereas depreciation expenses for these facilities are not included for the three months ended September 30, 2010.

Our gross margin improved to negative 0.9% for the nine months ended September 30, 2010 from negative 10.2% for the same period in 2009 primarily due to decreased corn costs and lower depreciation expense. Total depreciation expense for the nine months ended September 30, 2010 was approximately $5.2 million, as compared to approximately $25.0 million for the same period in 2009.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Selling, general and administrative expenses	$2,732	$3,215	$(483)	(15.0)%	$9,065	$17,143	$(8,078)	(47.1)%
Percentage of net sales	5.9%	4.5%			4.7%	7.5%

Our selling, general and administrative expenses, or SG&A, decreased for the three and nine months ended September 30, 2010.

SG&A decreased $0.5 million to $2.7 million for the three months ended September 30, 2010 as compared to $3.2 million for the same period in 2009, primarily due to the following factors:

●	professional fees decreased by $0.6 million due to cost saving efforts;

●	SG&A associated with Front Range decreased by $0.6 million as we no longer consolidate its financial results with our own; and

●	SG&A associated with the Pacific Ethanol Plants decreased by $0.3 million as we did not include their financial results with our own.

These decreases were partially offset by an increase in bad debt expense of $1.0 million due to a significant recovery of a trade receivable in 2009 that did not recur in 2010.

SG&A decreased $8.1 million to $9.1 million for the nine months ended September 30, 2010 as compared to $17.1 million for the same period in 2009, primarily due to the following factors:

●	professional fees decreased by $3.8 million due to cost saving efforts and a reduction of $2.1 million in professional fees associated with our debt restructuring efforts;

●	payroll and benefits decreased by $1.7 million due to a reduction in employees as we reduced the number of administrative positions in 2009 due to reduced ethanol production and related support needs;

●	other general corporate expenses, including rent, decreased by $1.3 million due to a reduction in office space and other cost saving efforts;

●	SG&A associated with Front Range decreased by $1.7 million as we no longer consolidate its financial results with our own; and

●	SG&A associated with the Pacific Ethanol Plants decreased by $0.3 million as we did not include their financial results with our own for the three months ended September 30, 2010.

These decreases were partially offset by an increase in bad debt expense of $0.7 million due to a significant recovery of a trade receivable in 2009 that did not recur in 2010.

Impairment of Asset Group

The following table presents our impairment of asset group in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Impairment of asset group	$—	$2,200	$(2,200)	(100.0)%	$—	$2,200	$(2,200)	(100.0)%
Percentage of net sales	–%	3.1%			–%	1.0%

We performed an impairment analysis for our asset group associated with our suspended plant construction project in the Imperial Valley near Calipatria, California. In November 2008, we began proceedings to liquidate these assets and liabilities. Based on our original assessment of the estimated undiscounted cash flows at September 30, 2008, we recorded an impairment charge of $40.9 million, thereby reducing our property and equipment at September 30, 2008 by that amount. At September 30, 2009, our revised assessment of the estimated undiscounted cash flows resulted in an additional impairment charge of $2.2 million.

Loss on Investment in Front Range, Held for Sale

The following table presents our loss on investment in Front Range, held for sale in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Loss on investment in Front Range, held for sale	$12,146	$—	$12,146	*	$12,146	$—	$12,146	*
Percentage of net sales	26.4%	–%			6.3%	—%
* Not meaningful

On September 27, 2010, we entered into an agreement to sell our entire interest in Front Range for $18.5 million in cash. The carrying value of our interest in Front Range prior to the sale was $30.6 million. As a result, we reduced our investment in Front Range to fair value, resulting in charge of $12.1 million. We closed the sale of our interest in Front Range on October 6, 2010.

Loss on Extinguishments of Debt

The following table presents our loss on extinguishments of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Loss on extinguishments of debt	$—	$—	$—	—	$2,159	$—	$2,159	*
Percentage of net sales	–%	–%			1.1%	—%
* Not meaningful

We were party to agreements designed to satisfy our then outstanding debt to Lyles United, LLC and Lyles Mechanical Co., or collectively, Lyles. Under these agreements, we issued shares to a third party which acquired outstanding debt owed to Lyles in successive tranches. Under these transactions, we issued an aggregate of 24.1 million shares in the nine months ended September 30, 2010, resulting in an aggregate loss of $2.2 million for that period. We did not issue any shares under these arrangements during the three months ended September 30, 2010.

Other Expense, net

The following table presents our other expense, net in dollars and our other expense, net as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Other expense, net	$1,221	$1,510	$(289)	(19.1)%	$4,550	$13,215	$(8,665)	(65.6)%
Percentage of net sales	2.7%	2.1%			2.3%	5.8%

Other expense, net decreased by $0.3 million to $1.2 million for the three months ended September 30, 2010 from $1.5 million for the same period in 2009, primarily due to a reduction in expenses associated with the Pacific Ethanol Plants of $0.3 million as we did not consolidate the Plant Owners’ results with our own for the three months ended September 30, 2010. Most of these expenses related to interest expense on the Plant Owners’ indebtedness.

Other expense, net decreased by $8.6 million to $4.6 million for the nine months ended September 30, 2010 from $13.2 million for the same period in 2009, primarily due to the following factors:

●	interest expense for the period in which we consolidated the results of the Plant Owners decreased by $7.8 million as we ceased fully accruing interest on our debt due to the Plant Owners’ bankruptcy;

●	amortization of deferred financing fees decreased by $0.7 million; and

●	other expense associated with Front Range decreased by $0.2 million as we no longer consolidate its financial results with our own.

Reorganization Costs and Gain from Bankruptcy Exit

The following table presents our reorganization costs and gain from bankruptcy exit in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Reorganization costs	$—	$(401)	$(401)	(100.0)%	$(4,153)	$(9,863)	$(5,710)	(57.9)%
Percentage of net sales	–%	0.6%			2.1%	4.3%
Gain from bankruptcy exit	$—	$—	$—	—	$119,408	$—	$119,408	*
Percentage of net sales	–%	–%			61.5%	–%
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

Professional fees directly related to the reorganization include fees associated with advisors to the Plant Owners, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code. Reorganization costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Professional fees	$—	$2,363	$4,036	$3,648
Write-off of unamortized deferred financing fees	—	—	—	7,545
Settlement of accrued liability	—	(2,008)	—	(2,008)
DIP financing fees	—	—	—	600
Trustee fees	—	46	117	78
Total	$—	$401	$4,153	$9,863

On the Effective Date, we no longer owned the Plant Owners. As a result, we removed the net liabilities from our consolidated financial statements, resulting in a net gain from bankruptcy exit of $119.4 million.

Net Income (Loss) Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the proportionate share of the net income (loss) attributed to noncontrolling interest in Front Range, a variable interest entity, and net income (loss) attributed to noncontrolling interest in variable interest entity as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Net income (loss) attributed to noncontrolling interest in variable interest entity	$—	$150	$(150)	(100.0)%	$—	$2,536	$(2,536)	(100.0)%
Percentage of net sales	—%	0.2%			—%	1.1%

Net income (loss) attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of Front Range, a variable interest entity, prior to January 1, 2010. We subsequently determined that we are no longer the primary beneficiary in Front Range. For the three and nine months ended September 30, 2009, we consolidated the entire income statement of Front Range for the period covered. However, because we owned 42% of Front Range, we reduced our net loss for the controlling interest, which was the 58% ownership interest that we did not own.

Net Income (Loss) Attributed to Pacific Ethanol

The following table presents our net income (loss) attributed to Pacific Ethanol in dollars and our net income (loss) attributed to Pacific Ethanol as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Net income (loss) attributed to Pacific Ethanol.	$(12,118)	$(12,007)	$(111)	(0.9)%	$85,539	$(63,323)	$148,862	*
Percentage of net sales	(26.3)%	(16.7)%			44.1%	(27.7)%
* Not meaningful

Net income (loss) attributed to Pacific Ethanol increased for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to a net gain from bankruptcy exit of $119.4 million and decreases in gross losses and SG&A and other expenses, which were partially offset by our loss on extinguishments of debt and reorganization costs.

Preferred Stock Dividends and Income (Loss) Available to Common Stockholders

The following table presents the preferred stock dividends in dollars for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, these preferred stock dividends as a percentage of net sales, and our income (loss) available to common stockholders in dollars and our income (loss) available to common stockholders as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Preferred stock dividends	$(758)	$(807)	$(49)	(6.1)%	$(2,346)	$(2,395)	$(49)	(2.0)%
Percentage of net sales	(1.6)%	(1.1)%			(1.2)%	(1.0)%
Income (loss) available to common stockholders	$(12,876)	$(12,814)	$(62)	(0.5)%	$83,193	$(65,718)	$148,911	226.6%
Percentage of net sales	(28.0)%	(17.8)%			42.9%	(28.7)%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We declared, but did not pay, cash dividends on our Series B Preferred Stock in the aggregate amount of $0.8 million for each of the three months ended September 30, 2010 and 2009 and $2.3 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively. We are currently in arrears and had not paid approximately $5.5 million in Series B Preferred Stock dividends as of September 30, 2010.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, we funded our operations primarily from cash provided by operations and borrowings under our credit facility. As of September 30, 2010, we had positive working capital of $7.4 million. As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $1.6 million and $17.5 million, respectively.

Our current available capital resources consist of cash, which includes the remainder of amounts raised through our private offering of Notes and Warrants for $35.0 million and the sale of our 42% interest in Front Range for $18.5 million, both of which occurred on October 6, 2010. On that date, we paid off our outstanding indebtedness to Lyles United, LLC and Lyles Mechanical Co. in the aggregate amount of approximately $17.0 million and purchased a 20% ownership interest in New PE Holdco for an aggregate purchase price of $23.3 million. We expect that our future available capital resources will consist primarily of our existing cash balances, cash generated from Kinergy’s ethanol marketing business, fees paid under our asset management agreement relating to operating the Pacific Ethanol Plants and any future debt and/or equity financings.

On June 30, 2010, we received a letter from The NASDAQ Stock Market, or NASDAQ, indicating that the bid price of our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing. We have been provided an initial period of 180 calendar days, or until December 27, 2010, in which to regain compliance. We may be eligible for an additional grace period if we meet the initial listing standards, with the exception of the minimum bid price, of The NASDAQ Capital Market contained in NASDAQ Listing Rule 5505. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors. See “Risk Factors.”

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facility and the remaining net proceeds from our private offering of Notes and Warrants on October 6, 2010, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, we are unable to service the principal and/or interest payments under the Notes through the issuance of shares of our common stock, if our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, or hinder our ability to compete.

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

	September 30, 2010	December 31, 2009	Variance
Current assets	$48,963	$48,776	0.4%
Current liabilities	$41,527	$99,633	(58.3)%
Property and equipment, net	$1,115	$243,733	(99.5)%
Notes payable, net of current portion	$8,399	$12,739	(34.1)%
Liabilities subject to compromise	$—	$242,417	(100.0)%
Working capital	$7,436	$(50,857)	114.6%
Working capital ratio	1.18	0.49	140.8%

Change in Working Capital and Cash Flows

Working capital increased to $7.4 million at September 30, 2010 from a deficit of $50.9 million at December 31, 2009 primarily as a result of a decrease in current liabilities of $58.1 million.

Current liabilities decreased due to our deconsolidation of Front Range and the Plant Owners’ exit from bankruptcy, resulting in decreases in current portion of long-term notes payable of $64.1 million, which were partially offset by an increase in accounts payable and accrued liabilities of $4.8 million and an increase in other liabilities-related parties of $2.2 million.

Current assets remained relatively flat, with a decrease in cash and inventories of $15.9 million and $7.5 million, respectively, offset by an increase in accounts receivable of $4.7 million and the reclassification of our investment in Front Range as a current asset valued at $18.5 million.

Cash used in operating activities of $13.7 million resulted primarily from net income of $85.5 million, which was partially offset by a gain from bankruptcy exit of $119.4 million, an increase in accounts receivable of $13.1 million, which was partially offset by an increase in accounts payable and accrued expenses of $14.6 million, loss on investment in Front Range of $12.1 million, depreciation expense of $6.0 million, increase in prepaid expense of $2.4 million and a loss on extinguishments of debt of $2.2 million.

Cash used in investing activities of $12.1 million resulted primarily from the net impact of our deconsolidation of Front Range of $10.5 million and the net impact of the Plant Owners’ exit from bankruptcy of $1.3 million.

Cash provided by financing activities of $9.9 million resulted primarily from proceeds from borrowings under the Plant Owners’ debtor-in-possession credit agreement of $5.2 million and net proceeds from Kinergy’s line of credit of $4.7 million.

Notes Payable to Related Parties

On March 31, 2009, our Chairman of the Board and our Chief Executive Officer provided funds totaling $2.0 million for general cash and operating purposes, in exchange for two unsecured promissory notes payable by us. Interest on the unpaid principal amounts accrues at a rate per annum of 8.00%. All principal and accrued and unpaid interest on the promissory notes was due and payable in March 2010. The maturity date of these notes was extended to January 5, 2011. On October 29, 2010, we paid $750,000 of principal on these notes and all accrued and unpaid interest. On November 5, 2010, we further extended the maturity date of these notes to March 31, 2012.

Kinergy Operating Line of Credit

Kinergy maintains a credit facility in the aggregate amount of up to $15.0 million. The term of the credit facility expires on December 31, 2010. Kinergy may borrow under the credit facility based upon (i) a rate equal to (a) the London Interbank Offered Rate, or LIBOR, divided by 0.90 (subject to change based upon the reserve percentage in effect from time to time under Regulation D of the Board of Governors of the Federal Reserve System), plus (b) 4.50% depending on the amount of Kinergy’s earnings before interest, taxes, depreciation and amortization, or EBITDA, for a specified period, or (ii) a rate equal to (a) the greater of the prime rate published by Wachovia Bank from time to time, or the federal funds rate then in effect plus 0.50%, plus (b) 2.25% depending on the amount of Kinergy’s EBITDA for a specified period. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $5,000 monthly servicing fee. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol, Inc. to Kinergy are limited to $0.6 million in any three month period and $2.4 million in any twelve month period. Kinergy is required to meet specified EBITDA financial covenants under the credit facility and is prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. Kinergy’s obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender.

Registration Rights Agreements

In connection with the sale of the Notes and Warrants, we entered into a registration rights agreement, or Registration Rights Agreement, with all of the investors to file a registration statement on Form S-1 with the Securities and Exchange Commission covering the resale of the conversion shares under the Notes, any interest shares under the Notes, and the shares underlying the Warrants. The Registration Rights Agreement requires that we file a registration statement with the Securities and Exchange Commission for the resale by the selling security holders of 150% of the sum of (i) the maximum number of conversion shares initially issuable upon conversion of the Notes, (ii) the maximum number of interest shares issuable under the Notes on October 25, 2010 and (iii) the maximum number of shares issuable upon exercise of the Warrants on October 25, 2010, in each case, determined as if the outstanding Notes and Warrants were converted or exercised (as the case may be) in full (without regard to any limitations on conversion, issuance of common stock or exercise contained in the Notes and Warrants). We have agreed to use our best efforts to have the registration statement declared effective on or before December 26, 2010, or January 25, 2011 in the event the registration statement is subject to a limited or full review by the Securities and Exchange Commission. We are obliged to amend the registration statement or file a new registration statement in the event the number of shares available under any registration statement is insufficient to cover 150% of the securities issuable under the Notes and the Warrants.

We must pay registration delay payments of 2% of each selling security holders initial investment in the Notes and Warrants per month if the registration statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of deadlines provided for in the registration rights agreement. However, no registration delay payments, shall be paid (i) with respect to any securities being registered that we are not permitted to include in the registration statement due to the Securities and Exchange Commission’s application of Rule 415 under the Securities Act, or (ii) with respect to any selling security holder, solely because the selling security holder is required to be described as an underwriter under applicable securities laws, and the selling security holder elects not to have its shares registered.

The Registration Rights Agreement contains various indemnification provisions in connection with the registration of the shares of common stock underlying the Notes and the shares of common stock underlying the Warrants.

Completion of Plant Owners’ Bankruptcy Filings

On the Effective Date, we ceased to directly or indirectly own the Plant Owners. As a result, we removed the following assets and liabilities from our consolidated financial statements at June 29, 2010, resulting in a gain from the exit from bankruptcy of $119.4 million (in thousands):

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

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2010 and 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this report, you should consider the risk factors set forth below, which supersede and replace the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors set forth below could materially affect our business, financial condition and results of operations. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Risks Relating to Our Business

We have incurred significant losses and negative operating cash flow in the past and we will likely incur significant losses and negative operating cash flow in the foreseeable future. Continued losses and negative operating cash flow will hamper our operations and prevent us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For the years ended December 31, 2009 and 2008, we incurred net losses of approximately $308.7 million and $199.2 million, respectively. For the years ended December 31, 2009 and 2008, we incurred negative operating cash flow of approximately $6.3 million and $55.2 million, respectively. We reported net income of $85.5 million for the nine months ended September 30, 2010, primarily due to a $119.4 million net gain in connection with the completion of the bankruptcy proceedings of our former indirect wholly-owned subsidiaries. We believe that we will likely incur significant losses and negative operating cash flow in the foreseeable future. We expect to rely on cash on hand, which includes a portion of the net proceeds from the recent sale of senior convertible notes, or Notes, and warrants, or Warrants, as well as cash, if any, generated from our operations and cash, if any, generated from any future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business. Continued losses and negative operating cash flow are also likely to make our capital raising needs more acute while limiting our ability to raise additional financing on favorable terms.

Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2009 and 2008 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue our business. We urge potential investors to review this report before making a decision to invest in Pacific Ethanol.

Our historical and pro forma financial information may not be representative of our future performance.

The historical financial information included in registration statements and reports filed with the Securities and Exchange Commission is derived from our historical financial statements for periods prior to the date of those registration statements and reports. Our audited historical financial statements were prepared in accordance with GAAP. Accordingly, the historical financial information included in those registration statements and reports does not reflect what our results of operations and financial conditions will be in the future.

In preparing the unaudited pro forma financial information included in registration statements and reports filed with the Securities and Exchange Commission, we have made adjustments to our historical financial information based upon currently available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the items discussed in our unaudited pro forma financial statements and related notes. The estimates and assumptions used in the calculation of the pro forma financial information in the registration statements and reports may be materially different from our actual experience. Accordingly, the pro forma financial information included in the registration statements and reports does not purport to represent what our results of operations would actually have been had the transactions which are reflected in our unaudited pro forma financial statements actually taken place. The pro forma financial information also does not purport to represent what our results of operations and financial condition will be in the future, nor does the unaudited pro forma financial information give effect to any events other than those discussed in our unaudited pro forma financial statements and related notes.

We may not have cash on hand to satisfy our obligations under the Notes when required under the terms of the Notes.

We are obligated to make principal and interest payments under the Notes prior to the maturity of the Notes and the entire outstanding principal amount of the Notes will become due and payable by us at maturity. We currently anticipate paying all amounts due under the Notes in shares of our common stock. However, we may be prohibited from satisfying our obligations under the Notes in shares of our common stock in a number of circumstances. Our ability to pay the amounts due under the Notes in cash, will be subject to our liquidity position at the time. We cannot provide any assurance that we will have sufficient financial resources or be able to arrange financing to pay the amounts due under the Notes on any date that we would be required to do so under the terms of the Notes. While we could seek to obtain third-party financing to pay for any amounts due in cash these such events, third-party financing may not be available on commercially reasonable terms, if at all.

We may not have the ability to redeem the Notes when required under the terms of the Notes.

Holders of the Notes may require us to redeem for cash all or a portion of their Notes upon the occurrence of an event of default under the Notes or change of control events. Our ability to redeem the Notes in cash, if we are required to do so, is subject to our liquidity position at the time. We cannot provide any assurance that we will have sufficient financial resources or be able to arrange financing to pay the redemption price of the Notes on any date that we would be required to do so under the terms of the Notes. While we could seek to obtain third-party financing to pay for any amounts due in cash upon these events, third-party financing may not be available on commercially reasonable terms, if at all.

Provisions of the Notes could discourage an acquisition of us by a third party.

A number of provisions of the Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of transactions constituting a change of control, holders of the Notes will have the right, at their option, to require us to redeem all or a portion of their Notes in cash. In addition, under the terms of the Notes, we may not enter into specified mergers or acquisitions unless, among other things, the surviving person or entity assumes our obligations under the Notes or the holders of the Notes waive their right to have the surviving person or entity assume our obligations under the Notes. These provisions may make it more difficult or discourage a takeover of Pacific Ethanol.

We are a minority member of New PE Holdco with limited control over that entity’s business decisions. We are therefore dependent upon the business judgment and conduct of the board of directors of that entity. As a result, our interests may not be as well served as if we were in control of New PE Holdco, which could adversely affect its contribution to our results of operations and our business prospects related to that entity.

New PE Holdco owns, and we operate, the Pacific Ethanol Plants. We own 20% of New PE Holdco, which represents a minority interest in that entity. New PE Holdco is managed by a board of directors. We do not control the actions of the board of directors and are therefore largely dependent upon its business judgment and conduct. As a result, our interests may not be as well served as if we were in control of New PE Holdco. Accordingly, the contribution by New PE Holdco to our results of operations and our business prospects related to that entity may be adversely affected by our lack of control over that entity.

The termination of the asset management agreement and marketing agreements to which we are a party relating to the Pacific Ethanol Plants would lead to a significant decline in our sales and profitability.

A significant amount of our revenues are derived from an asset management agreement with a number of subsidiaries of New PE Holdco under which we manage the production and operations of the Pacific Ethanol Plants. The asset management agreement has a term of six months and automatically renews for successive six month terms unless terminated by either party by giving notice 60 days prior to the end of any six month period. We also derive revenues from our activities related to the marketing of the ethanol and WDG produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners. If the asset management agreement or the marketing agreements are terminated for any reason, our revenues and financial condition will decline.

We recognized impairment charges in 2009 and 2008 and may recognize additional impairment charges in the future.

For the years ended December 31, 2009 and 2008, we recognized asset and goodwill impairment charges in the aggregate amounts of $252.4 million and $127.9 million, respectively. These impairment charges primarily related to our previously owned ethanol facilities and goodwill attributed to our acquisition of Kinergy and our 42% ownership interest in Front Range. We performed our forecast of expected future cash flows of our facilities over their estimated useful lives. The forecasts of expected future cash flows are heavily dependent upon management’s estimates and probability analysis of various scenarios including market prices for ethanol, our primary product, and corn, our primary production input. Both ethanol and corn costs have fluctuated significantly in the past year, therefore these estimates are highly subjective and are management’s best estimates at this time. We may also incur additional impairments in the future on current or future long-lived assets and goodwill.

The results of operations of the Pacific Ethanol Plants and their ability to operate at a profit is largely dependent on managing the spread among the prices of corn, natural gas, ethanol and WDG, the prices of which are subject to significant volatility and uncertainty.

The results of operations of the Pacific Ethanol Plants are highly impacted by commodity prices, including the spread between the cost of corn and natural gas that they must purchase, and the price of ethanol and WDG that they sell. Prices and supplies are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, our operating results may fluctuate substantially. Increases in corn prices or natural gas or decreases in ethanol or WDG prices may make it unprofitable to operate the Pacific Ethanol Plants. No assurance can be given that corn and natural gas can be purchased at, or near, current prices and that ethanol or WDG will sell at, or near, current prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or WDG.

In early 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by oil companies removing a competitive product, methyl tertiary butyl ether, or MTBE, from the fuel stream and replacing it with ethanol in a relatively short time period. However, since that time, this spread has fluctuated widely and narrowed significantly. Fluctuations are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol and WDG could decline below the marginal cost of production, which could cause us to suspend production of ethanol and WDG at all or some of the Pacific Ethanol Plants.

Increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. Domestic ethanol production capacity has increased steadily from an annualized rate of 1.5 billion gallons per year in January 1999 to 10.8 billion gallons in 2009 according to the Renewable Fuels Association. However, increases in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices.

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

Disruptions in ethanol production infrastructure may adversely affect our business, results of operations and financial condition.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at the Pacific Ethanol Plants and other considerations related to production efficiencies, the Pacific Ethanol Plants depend on just-in-time delivery of corn. The production of ethanol also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. The prices of electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that the Pacific Ethanol Plants will need or may not be able to supply those resources on acceptable terms. Any disruptions in the ethanol production infrastructure, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy and may require the Pacific Ethanol Plants to halt production which could have a material adverse effect on our business, results of operations and financial condition.

We and the Pacific Ethanol Plants may engage in hedging transactions and other risk mitigation strategies that could harm our results of operations.

In an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, the Pacific Ethanol Plants may enter into contracts to fix the price of a portion of their ethanol production or purchase a portion of their corn or natural gas requirements on a forward basis. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. We may also engage in hedging transactions involving interest rate swaps related to our debt financing activities, the financial statement impact of which is dependent upon, among other things, fluctuations in prevailing interest rates. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. As a result, our results of operations and financial position may be adversely affected by fluctuations in the price of corn, natural gas, ethanol, unleaded gasoline and prevailing interest rates.

Operational difficulties at the Pacific Ethanol Plants could negatively impact sales volumes and could cause us to incur substantial losses.

Operations at the Pacific Ethanol Plants are subject to labor disruptions, unscheduled downtimes and other operational hazards inherent in the ethanol production industry, including equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Insurance obtained by the Pacific Ethanol Plants may not be adequate to fully cover the potential operational hazards described above or the Pacific Ethanol Plants may not be able to renew this insurance on commercially reasonable terms or at all.

Moreover, the production facilities at the Pacific Ethanol Plants may not operate as planned or expected. All of these facilities are designed to operate at or above a specified production capacity. The operation of these facilities is and will be, however, subject to various uncertainties. As a result, these facilities may not produce ethanol and its co-products at expected levels. In the event any of these facilities do not run at their expected capacity levels, our business, results of operations and financial condition may be materially and adversely affected.

The United States ethanol industry is highly dependent upon myriad federal and state legislation and regulation and any changes in legislation or regulation could have a material adverse effect on our results of operations and financial condition.

The elimination or reduction of federal excise tax incentives could have a material adverse effect on our results of operations and our financial condition.

The amount of ethanol production capacity in the United States exceeds the mandated usage of renewable biofuels. Ethanol consumption above mandated amounts is primarily based upon the economic benefit derived by blenders, including benefits received from federal excise tax incentives. Therefore, the production of ethanol is made significantly more competitive by federal tax incentives. The federal excise tax incentive program, which is scheduled to expire on December 31, 2010, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.45 per gallon tax credit for each gallon of ethanol used in the mixture. The 2008 Farm Bill enacted into law reduced federal excise tax incentives from $0.51 per gallon in 2008 to $0.45 per gallon in 2009. The federal excise tax incentive program might not be renewed prior to its expiration in 2010, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives. The elimination or significant reduction in the federal excise tax incentive program could reduce discretionary blending and have a material adverse effect on our results of operations and our financial condition.

Various studies have criticized the efficiency of ethanol in general, and corn-based ethanol in particular, which could lead to the reduction or repeal of incentives and tariffs that promote the use and domestic production of ethanol or otherwise negatively impact public perception and acceptance of ethanol as an alternative fuel.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and as potentially depleting water resources. Other studies have suggested that ethanol negatively impacts consumers by causing higher prices for dairy, meat and other foodstuffs from livestock that consume corn. If these views gain acceptance, support for existing measures promoting the use and domestic production of corn-based ethanol could decline, leading to a reduction or repeal of these measures. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as a component for blending in transportation fuel.

Waivers or repeal of the national Renewable Fuel Standard program’s minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations.

Shortly after passage of the Energy Independence and Security Act of 2007, which increased the minimum mandated required usage of ethanol, a Congressional sub-committee held hearings on the potential impact of the national Renewable Fuel Standard, or RFS, program on commodity prices. While no action was taken by the sub-committee towards repeal of the national RFS, any attempt by Congress to re-visit, repeal or grant waivers of the national RFS could adversely affect demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

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

The ethanol production and marketing industry is extremely competitive. Many of the significant competitors of the Pacific Ethanol Plants have greater production and financial resources than New PE Holdco does and one or more of these competitors could use their greater resources to gain market share at the expense of New PE Holdco. In addition, a number of New PE Holdco’s suppliers may circumvent the marketing services we provide to New PE Holdco, causing our sales and profitability to decline.

The ethanol production and marketing industry is extremely competitive. Many of New PE Holdco’s and our significant competitors in the ethanol production and marketing industry, including ADM, Valero and Green Plains Renewable Energy, have substantially greater production and/or financial resources than we do. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than New PE Holdco or we could. Successful competition will require a continued high level of investment in marketing and customer service and support. New PE Holdco’s and our limited resources relative to many significant competitors may cause New PE Holdco to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce New PE Holdco’s and our competitiveness and cause a decline in market share, sales and profitability. Even if sufficient funds are available, we and New PE Holdco may not be able to make the modifications and improvements necessary to compete successfully.

We and New PE Holdco also face increasing competition from international suppliers. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that are generally substantially lower than the cost structures of the Pacific Ethanol Plants. Any increase in domestic or foreign competition could cause the Pacific Ethanol Plants to reduce their prices and take other steps to compete effectively, which could adversely affect their and our results of operations and financial condition.

In addition, some of New PE Holdco’s and our suppliers are potential competitors and, especially if the price of ethanol reaches historically high levels, they may seek to capture additional profits by circumventing our marketing services in favor of selling directly to our customers. If one or more of our major suppliers, or numerous smaller suppliers, circumvent our marketing services, our sales and profitability may decline.

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

As widely reported, financial markets in the United States and the rest of the world have experienced extreme disruption, including, among other things, extreme volatility in securities and commodities prices, as well as severely diminished liquidity and credit availability. As a result, we believe that our ability to access capital markets and raise funds required for our operations is severely restricted at a time when we need to do so, which continues to have a material adverse effect on our ability to meet our current and future funding requirements and on our ability to react to changing economic and business conditions. Significant declines in the price of crude oil have resulted in reduced demand for our products. We are not able to predict the duration or severity of any current or future disruption in financial markets, fluctuations in the price of crude oil or other adverse economic conditions in the United States. However, if economic conditions worsen, it is likely that these factors would have a further adverse effect on our results of operations and future prospects and may limit our ability to raise additional capital.

In addition to the ethanol produced by the Pacific Ethanol Plants, we also depend on a small number of third-party suppliers for a significant portion of the total amount of ethanol that we sell. If any of these suppliers does not continue to supply us with ethanol in adequate amounts, we may be unable to satisfy the demands of our customers and our sales, profitability and relationships with our customers will be adversely affected.

In addition to the ethanol produced by the Pacific Ethanol Plants, we also depend on a small number of third-party suppliers for a significant portion of the ethanol that we sell. We expect to continue to depend for the foreseeable future upon a small number of third-party suppliers for a significant portion of the total amount of the ethanol that we sell. Our third-party suppliers are primarily located in the Midwestern United States. The delivery of ethanol from these suppliers is therefore subject to delays resulting from inclement weather and other conditions. If any of these suppliers is unable or declines for any reason to continue to supply us with ethanol in adequate amounts, we may be unable to replace that supplier and source other supplies of ethanol in a timely manner, or at all, to satisfy the demands of our customers. If this occurs, our sales, profitability and our relationships with our customers will be adversely affected.

We and New PE Holdco may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We and New PE Holdco are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees and the employees of the Pacific Ethanol Plants. In addition, some of these laws and regulations require the Pacific Ethanol Plants to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We and New PE Holdco may be liable for the investigation and cleanup of environmental contamination at each of the properties that New PE Holdco owns or that we operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at the Pacific Ethanol Plants. Present and future environmental laws and regulations (and interpretations thereof) applicable to New PE Holdco’s and our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition.

The hazards and risks associated with producing and transporting our products (including fires, natural disasters, explosions and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial condition.

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

Risks Related to Ownership of our Common Stock

We have received a delisting notice from The NASDAQ Stock Market. Our common stock may be involuntarily delisted from trading on The NASDAQ Capital Market if we fail to regain compliance with the minimum closing bid price requirement of $1.00 per share. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on June 30, 2010, we received a letter from NASDAQ indicating that we have been provided an initial period of 180 calendar days, or until December 27, 2010, in which to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have achieved compliance if at any time before December 27, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days unless the NASDAQ staff exercises its discretion to extend this 10 day period. We may be eligible to receive an additional 180 day compliance period if we meet some of the initial listing requirements of The NASDAQ Capital Market, notify NASDAQ of our intent to cure the deficiency and it appears to the staff of NASDAQ that it is possible for us to cure the deficiency. If we receive the additional 180 day compliance period, we will have until June 25, 2011 to regain compliance. If we do not regain compliance by December 27, 2010, or, if we receive an additional compliance period, by June 25, 2011, the NASDAQ staff will provide written notice that our common stock is subject to delisting. Given the increased market volatility arising in part from economic turmoil resulting from the ongoing credit crisis, the challenging environment in the biofuels industry and our lack of liquidity, we may be unable to regain compliance with the closing bid price requirement by December 27, 2010 or June 25, 2011. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

The conversion of convertible securities (including the Notes and our Series B Preferred Stock) and the exercise of outstanding options and warrants (including the Warrants) to purchase our common stock could substantially dilute an investment in our common stock, impede our ability to obtain additional financing, and cause us to incur additional expenses.

Under the terms of our Notes and Series B Preferred Stock that are convertible into our common stock, warrants (including the Warrants) to purchase our common stock, and outstanding options to acquire our common stock issued to employees, directors and others, the holders of these securities are given an opportunity to profit from a rise in the market price of our common stock that, upon the conversion of the Notes or the Series B Preferred Stock or the exercise of these warrants (including the Warrants) and/or options, could result in dilution in the interests of our other stockholders. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of the Notes, Series B Preferred Stock, options and warrants (including the Warrants). In addition, holders of the Notes, Series B Preferred Stock, and warrants (including the Warrants) have registration rights with respect to the common stock underlying the Notes and Warrants, the registration of which will cause us to incur a substantial expense.

The voting power and value of an investment in our common stock could decline if our Notes are converted and our Warrants are exercised at a reduced price due to our issuance of lower-priced shares or market declines which trigger rights of the holders of our Notes to receive additional shares of our common stock.

We have issued a significant amount of Notes and Warrants, the conversion or exercise of which could have a substantial negative impact on the price of our common stock and could result in a dramatic decrease in the value of an investment in our common stock. The initial conversion price of our Notes is subject to market-price protection that may cause the conversion price of the Notes to be reduced in the event of a decline in the market price of our common stock. In addition, the conversion price of our Notes and the exercise price of the Warrants will be subject to downward anti-dilution adjustments in most cases, from time to time, if we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of our outstanding Notes or exercise price of the Warrants. Consequently, the voting power and value of an investment in our common stock would, upon the occurrence of any of these events, decline if the Notes or the Warrants are converted or exercised for shares of our common stock at lower prices as a result of the declining market-price or sales of our securities are made below the conversion price of the Notes and/or the exercise price of the Warrants.

The market-price protection feature of our Notes could also allow the Notes to become convertible into a greatly increased number of additional shares of our common stock, particularly if a holder of the Notes successively converts portions of the Note into shares of our common stock at alternate conversion prices and resells those shares into the market. If a holder of the Notes successively converts portions of the Notes into shares of our common stock or if we issue shares of common stock in lieu of cash payments of principal and interest on the Notes, each at alternate conversion prices, and the holder of the Notes resells those shares into the market, then the market price of our common stock could decline due to the additional shares available in the market, particularly in the event of any thin trading volume of our common stock. Consequently, if a holder of the Notes repeatedly converts portions of the Notes or we repeatedly issue shares of common stock in lieu of cash payments of principal and interest on the Notes at alternate conversion prices and then the holder resells those underlying shares into the market, a continuous downward spiral of the market price of our common stock could occur that would benefit a holder of our Notes at the expense of other existing or potential holders of our common stock, potentially creating a divergence of interests between a holder of our Notes and investors who purchase the shares of common stock resold by a holder of the Notes following conversion of the Notes.

The market price of our common stock and the value of an investment in our common stock could substantially decline if our Notes or Series B Preferred Stock are converted into shares of our common stock, if we issue shares of our common stock in payment of principal and interest on our Notes and if our options and warrants (including the Warrants) are exercised for shares of our common stock and all of these shares of common stock are resold into the market, or if a perception exists that a substantial number of shares will be issued upon conversion of our Notes or Series B Preferred Stock, upon the payment of principal and interest on the Notes or upon exercise of our warrants (including the Warrants) or options and then resold into the market.

If the conversion prices at which the principal balances of the Notes or Series B Preferred Stock are converted, the issuance prices at which shares of common stock in payment of principal and interest on the Notes are issued, and the exercise prices at which our warrants (including the Warrants) and options are exercised are lower than the price at which an investor purchased our common stock, immediate dilution of the value of an investment in our common stock will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion of the Notes or Series B Preferred Stock, in lieu of cash payments of principal and interest on the Notes and upon exercise of our warrants (including the Warrants) and options, or even the perception that these sales could occur, could adversely affect the market price of our common stock, which would mean that the Notes would be convertible into an increased number of shares of our common stock in cases where, as described elsewhere in these risk factors, the conversion price is based upon a discount from the market price of our common stock. An investor could, therefore, experience a substantial decline in the value of an investment in our common stock as a result of both the actual and potential conversion of our outstanding Notes or Series B Preferred Stock, issuance of shares of common stock in lieu of cash payments of principal and interest on the Notes and exercise of our outstanding warrants (including the Warrants) or options.

The issuance of shares upon the conversion of the Notes or Series B Preferred Stock, upon the payment of principal and interest on the Notes and upon the exercise of outstanding options and warrants (including the Warrants) could result in a change of control of Pacific Ethanol.

As of the filing of this report, we had outstanding options, warrants (including the Warrants), Notes (including shares issuable as interest in lieu of cash payments calculated at an interest rate of 8% per annum, compounded monthly, from the closing date of the issuance of the Notes through the maturity date of the Notes) and Series B Preferred Stock that were exercisable for or convertible into approximately 83,400,000 shares of common stock based upon an assumed conversion price of $0.85 for the Notes and existing exercise prices for the Warrants (including the Warrants) and options. In addition, as discussed elsewhere in these Risk Factors, the number of shares exercisable under outstanding warrants and convertible under outstanding Notes and Series B Preferred Stock may be subject to increase in the event of our future issuance of securities or a decline in the market price of our common stock. A change of control of Pacific Ethanol could occur if a significant number of shares are issued to the holders of our outstanding options, warrants (including the Warrants), Notes or Series B Preferred Stock. If a change of control occurs, then the stockholders who historically have controlled our company would no longer have the ability to exert significant control over matters that could include the election of our directors, changes in the size and composition of our board of directors, and mergers and other business combinations involving our company. Instead, one or more other stockholders could gain the ability to exert this type of control and may also, through control of our board of directors and voting power, be able to control a number of decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.

If we are unsuccessful in maintaining compliance with or modifying our registration obligations with regard to our Notes and Warrants, we may incur substantial monetary penalties.

The registration rights agreements we entered into in connection with the issuance of the Notes and Warrants require us to, among other things, register for resale the shares of common stock issued or issuable under our Notes (including shares issued in payment of interest on the Notes) and the Warrants, and maintain the effectiveness of the registration for an extended period of time. We will be required to file a number of registration statements to ensure that all shares of common stock to be issued in connection with the issuance of the Notes and Warrants will be registered. If we are unable to have any one of these registration statements declared effective by the Securities and Exchange Commission or maintain effectiveness of the required registration statements, or to modify our registration obligations, then we may be required to pay registration delay payments in an amount up to approximately $700,000 on the date of failure and monthly thereafter until the failure is cured. The payment of registration delay payments would adversely affect our business, operating results, financial condition, and ability to service our other indebtedness by adversely affecting our cash flows.

In addition, failure to meet our registration requirements may result in an event of default under the Notes. Among other things, upon an event of default the Note holders are entitled to demand that we immediately pay the entire principal balance of the Notes in full in cash. If we are required to redeem the Notes upon an event of default, it would have a significant negative impact on our financial condition and would likely render us insolvent.

As a result of our issuance of shares of Series B Preferred Stock, our common stockholders may experience numerous negative effects and most of the rights of our common stockholders will be subordinate to the rights of the holders of our Series B Preferred Stock.

As a result of our issuance of shares of Series B Preferred Stock, our common stockholders may experience numerous negative effects, including dilution from any dividends paid in preferred stock and antidilution adjustments. In addition, rights in favor of the holders of our Series B Preferred Stock include: seniority in liquidation and dividend preferences; substantial voting rights; numerous protective provisions; and preemptive rights. Also, our outstanding Series B Preferred Stock could have the effect of delaying, deferring and discouraging another party from acquiring control of Pacific Ethanol.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●
our ability to maintain contracts that are critical to our operations, including the asset management agreement with a number of subsidiaries of New PE Holdco that provide us with the ability to operate the Pacific Ethanol Plants;

●	our ability to obtain and maintain normal terms with vendors and service providers;
●	fluctuations in the market price of ethanol and its co-products;
●	the volume and timing of the receipt of orders for ethanol from major customers;
●	competitive pricing pressures;
●	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
●	the introduction and announcement of one or more new alternatives to ethanol by our competitors;
●	changes in market valuations of similar companies;

●	stock market price and volume fluctuations generally;
●	the relative small public float of our common stock;
●	regulatory developments or increased enforcement;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel;
●	our inability to obtain financing; and
●	future sales of our common stock or other securities.

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

The prices at which shares of our common stock are purchased may not be indicative of the price that will prevail in the trading market. An investor in shares of our common stock may be unable to sell those shares at or above their purchase price, which may result in substantial losses, possibly including a complete loss of the investment. In the past, securities class action litigation has often been brought against a company following periods of high stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business.

Any of the risks described above could have a material adverse effect on our sales and profitability and the price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Not Applicable.

Dividends

We declared, but did not pay, an aggregate of $0.8 million for each of the three months ended September 30, 2010 and 2009 and $2.3 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively, in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. In addition, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the year ended December 31, 2009, or for the nine months ended September 30, 2010 or thereafter through the filing of this report. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect to our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2010, we were in default under notes payable to related parties in the aggregate amount of $12.5 million, plus accrued interest and fees. On October 6, 2010, we paid in full these notes plus accrued interest and fees.

We accrued for dividend payments on our Series B Preferred Stock in the amount of $5.5 million as of September 30, 2010. We have not yet paid these dividends and we are therefore in breach of our obligations in respect of our Series B Preferred Stock.

ITEM 4.  (REMOVED AND RESERVED).

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
10.1	Third Amendment to Settlement Agreement dated as of July 15, 2010 by and between Campbell-Sevey, Inc. and Pacific Ethanol, Inc. (1)
10.2
Amendment No. 3 to Loan and Security Agreement dated September 22, 2010 by and among Kinergy Marketing LLC, Pacific Ethanol, Inc. and Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Western) (2)

10.3	Securities Purchase Agreement, dated September 27, 2010, between Pacific Ethanol, Inc. and the Investors (3)
10.4	Form of Senior Convertible Notes (3)
10.5	Form of Warrants (3)
10.6	Form of Registration Rights Agreement between Pacific Ethanol, Inc. and the Investors (3)
10.7	Agreement for Purchase and Sale of Units in New PE Holdco dated September 28, 2010 between Pacific Ethanol, Inc. and CS Candlewood Special Situations Fund, L.P. (3)
10.8	Membership Interest Purchase Agreement, dated September 27, 2010, between Pacific Ethanol, Inc. and Daniel A. Sanders (3)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
____________________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for July 15, 2010 filed with the Securities and Exchange Commission on July 21, 2010.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for September 22, 2010 filed with the Securities and Exchange Commission on September 22, 2010.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K for September 27, 2010 filed with the Securities and Exchange Commission on September 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: November 15, 2010	By:	/s/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002