Form 10-K
period 2010-12-31
Pacific Ethanol, Inc.
filed 2011-03-31
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21467

PACIFIC ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2170618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 403-2123

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $50.0 million as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2011 was 108,430,832.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2011 Annual Meeting of Stockholders to be filed on or before April 30, 2011.

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

Business Overview

Background

We are the leading marketer and producer of low carbon renewable fuels in the Western United States.

Since our inception in 2005, we have conducted ethanol marketing operations through our subsidiary Kinergy Marketing, LLC, or Kinergy, through which we market and sell ethanol produced by third parties. In 2006, we began constructing the first of our four then wholly-owned ethanol production facilities, or Pacific Ethanol Plants, and were continuously engaged in plant construction until the fourth facility was completed in 2008. We funded, and until recently directly operated, four wholly-owned production facilities through a subsidiary holding company and four other indirect subsidiaries. We refer to these five subsidiaries as the Plant Owners.

In 2006, we completed our Madera, California facility and began producing ethanol and its co-products at the facility, and also acquired a 42% interest in Front Range Energy, LLC, or Front Range, which owns an ethanol production facility in Windsor, Colorado. In 2007, we entered into credit agreements to borrow up to $325.0 million to fund the construction of, or refinance indebtedness in respect of, up to five ethanol production facilities and provide working capital as each production facility became operational. Later in 2007, the credit facility was reduced to $250.8 million for up to four ethanol production facilities. A portion of this indebtedness was used to refinance outstanding indebtedness in respect of the Madera facility as well as other facilities under construction. In 2007, we began production at the Columbia facility in Boardman, Oregon and in 2008, we began production at the Magic Valley facility in Burley, Idaho and another facility in Stockton, California. See “—Pacific Ethanol Plants” below.

Our net sales increased significantly from $87.6 million in 2005 to $703.9 million in 2008 as the Pacific Ethanol Plants began production in 2006, 2007 and 2008, with all facilities producing and selling ethanol in the last quarter of 2008. During these periods, we also sold additional volume under ethanol marketing arrangements with third party suppliers. However, our net sales dropped considerably to $316.6 million in 2009 as we idled production at three of the Pacific Ethanol Plants for most of 2009, as discussed further below.

Our average ethanol sales price peaked at $2.28 per gallon in 2006, stayed relatively stable for 2007 and 2008, but declined to $1.80 per gallon in 2009. In 2007, our average price of corn, the primary raw material for our ethanol production, began increasing dramatically, ultimately rising by over 125% from $2.44 per bushel in 2006 to $5.52 per bushel in 2008. As a result, our gross margins, which peaked at 11.0% in 2006, began declining in 2007, reaching negative 4.7% in 2008. Our average price of corn declined to $3.98 per bushel in 2009, but lower ethanol prices and overhead and depreciation expenses with no corresponding sales from the idled facilities resulted in a gross margin of negative 7.0% in 2009.

From 2006 until the fourth quarter of 2008, when the fourth Pacific Ethanol Plant was completed, we maintained a cost structure commensurate with our construction activities, including substantial project overhead and staffing. Upon completion of the fourth Pacific Ethanol Plant, we sought to alter our cost structure to one more suitable for an operating company. However, beginning in 2008, we began experiencing significant financial constraints and adverse market conditions, and our working capital lines of credit for the Pacific Ethanol Plants were insufficient given substantially higher corn prices and other input costs in the production process.

In late 2008 and early 2009, we idled production at three of the Pacific Ethanol Plants due to adverse market conditions and lack of adequate working capital. Adverse market conditions and our financial constraints continued, resulting in an inability to meet our debt service requirements. We and the ethanol industry, as a whole, experienced significant adverse conditions through most of 2009 as a result of elevated corn prices, reduced demand for transportation fuel and declining ethanol prices, resulting in prolonged negative operating margins. In response to these adverse conditions, as well as severe working capital and liquidity constraints, we reduced production significantly and implemented many cost-saving initiatives.

On May 17, 2009, each of the Plant Owners filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code, or Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or Bankruptcy Court, in an effort to restructure their indebtedness, or Chapter 11 Filings. The Plant Owners continued to operate their businesses and manage their properties as debtors and debtors-in-possession during the pendency of the bankruptcy proceedings.

On June 3, 2009, the Bankruptcy Court approved the Plant Owners’ post petition financing facility provided by WestLB, AG, New York Branch, or West LB, and the banks and financial institutions that are from time to time lender parties to the Amended and Restated Debtor-in-Possession Credit Agreement dated June 3, 2009, or as amended, the Post Petition Credit Agreement. The post petition credit facility was intended to fund the Plant Owners’ working capital and general corporate needs in the ordinary course of business and allow them to pay these and other amounts as required or permitted to be paid under the terms of the Post Petition Credit Agreement, including the administrative costs associated with the Chapter 11 Filings.

On March 26, 2010, the Plant Owners filed a joint plan of reorganization with the Bankruptcy Court. On April 16, 2010, the Plant Owners filed an amended joint plan of reorganization, or the Plan, with the Bankruptcy Court, which was structured in cooperation with a number of the Plant Owners’ secured lenders. The Bankruptcy Court confirmed the Plan at a hearing on June 8, 2010. On June 29, 2010, or Effective Date, the Plant Owners emerged from bankruptcy under the terms of the Plan.

On the Effective Date, approximately $294.4 million in prepetition and post petition secured indebtedness of the Plant Owners was restructured under a Credit Agreement entered into on June 25, 2010 among the Plant Owners, as borrowers, and West LB and other lenders, or Credit Agreement. Under the Plan, the Plant Owners’ existing prepetition and post petition secured indebtedness of approximately $294.4 million was restructured to consist of approximately $50.0 million in three-year term loans and a new three-year revolving credit facility of up to $35.0 million to fund working capital requirements of New PE Holdco, LLC, or New PE Holdco.

Under the Plan, on the Effective Date, all of the ownership interests in the Plant Owners were transferred to New PE Holdco, wholly-owned as of that date by some of the prepetition lenders of the Plant Owners and the new lenders to the post-emergence companies under the Credit Agreement. As a result, the Pacific Ethanol Plants are now wholly-owned by New PE Holdco.

Also on the Effective Date, we entered into a Call Option Agreement with New PE Holdco and a number of owners of membership interests in New PE Holdco, whereby we had the right to acquire from the owners membership interests in New PE Holdco in an amount up to 25% of the total membership interests in New PE Holdco for a total price of $30 million in cash (or $1,200,000 for each one percent of membership interest in New PE Holdco).

On the Effective Date, we also entered into an Asset Management Agreement with the Plant Owners under which we agreed to provide management services to the Plant Owners whereby we will effectively operate and maintain the Pacific Ethanol Plants on behalf of the Plant Owners. These services generally include, but are not limited to, administering each Plant Owners’ compliance with the Credit Agreement and related financing documents and performing billing, collection, record keeping and other administrative and ministerial responsibilities for each facility. We have agreed to supply all labor and personnel required to perform its services under the agreement, including, but not limited to, the labor and personnel required to operate and maintain the production facilities.

Recent Developments

On October 6, 2010, we raised $35.0 million through the issuance of $35.0 million in principal amount of senior convertible notes, or Initial Convertible Notes, and warrants to purchase an aggregate of 20,588,235 shares of our common stock, or Initial Warrants. See “Management’s Discussion and Analysis of Financial Condition and Results Operations—Liquidity and Capital Resources—Convertible Notes.” On that same date we sold our 42% interest in Front Range for $18.5 million in cash, paid off our outstanding indebtedness to Lyles United, LLC and Lyles Mechanical Co. in the aggregate amount of approximately $17.0 million and purchased a 20% ownership interest, which represents the single largest interest, in New PE Holdco for an aggregate purchase price of $23.3 million. Of the 20% ownership interest in New PE Holdco we acquired on October 6, 2010, a 12% ownership interest in New PE Holdco was acquired under the Call Option Agreement with New PE Holdco described above.

On January 7, 2011, we issued $35.0 million in principal amount of senior convertible notes, or Convertible Notes, in exchange for the Initial Convertible Notes and issued warrants to purchase an aggregate of 20,588,235 shares of our common stock, or Warrants, in exchange for the Initial Warrants. See “Management’s Discussion and Analysis of Financial Condition and Results Operations—Liquidity and Capital Resources—Convertible Notes.”

Current Operations

We currently manage the production of ethanol at the Pacific Ethanol Plants under the terms of an asset management agreement with the Plant Owners, all of which are now subsidiaries of New PE Holdco. We also market ethanol and its co-products, including wet distillers grain, or WDG, produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational. We also market ethanol and its co-products to other third parties, and provide transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington.

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

The Pacific Ethanol Plants produce ethanol and its co-products and are comprised of the four facilities described immediately below, three of which are currently operational. See “—Pacific Ethanol Plants” below. If market conditions continue to improve, we may resume operations at the Madera, California facility, subject to the approval of New PE Holdco.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)	Current Operating Status
Magic Valley	Burley, ID	60,000,000	Operating
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Operating
Madera	Madera, CA	40,000,000	Idled

Company History

We are a Delaware corporation formed in February 2005. Our main Internet address is http://www.pacificethanol.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Our common stock trades on The NASDAQ Capital Market under the symbol “PEIX.” The inclusion of our Internet address in this report does not include or incorporate by reference into this report any information contained on our website.

Business Strategy

Our primary goal is to maintain and advance our position as the leading marketer and producer of low carbon renewable fuels in the Western United States. We view the key elements of our business and growth strategy to achieve this objective in short- and long-term perspectives, which include:

Short-Term Strategy

•
Expand ethanol production and marketing revenues, ethanol markets and distribution infrastructure. We plan to increase our ethanol production and marketing revenues by expanding our relationships with third-party ethanol producers and our ethanol customers to increase sales volumes of ethanol throughout the Western United States at profitable margins. In addition, we plan to maintain and increase sales to animal feed customers in the local markets we serve for WDG. We also plan to expand the market for ethanol by continuing to work with the federal government and state governments to encourage the adoption of policies and standards that promote ethanol as a component in transportation fuels. In addition, we plan to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

•
Operation of Pacific Ethanol Plants. We provide day-to-day operational expertise to manage the Pacific Ethanol Plants under an asset management agreement. We intend to continue operating the Pacific Ethanol Plants in a part owner-operator capacity. Further, if the idled Pacific Ethanol Plant and other third party facilities become operational, we intend to expand our business by providing management services to those facilities.

•
Focus on cost efficiencies. We operate the Pacific Ethanol Plants in markets where we believe local characteristics create an opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities. We believe a combination of factors will enable us to achieve this cost advantage, including:

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

In addition to these location-related efficiencies, we believe that we can continue to increase operating efficiencies by incorporating advanced design elements into the production facilities to take advantage of state-of-the-art technical and operational efficiencies.

Long-Term Strategy

•
Increase our ownership interest in New PE Holdco. We intend to increase our ownership interest in New PE Holdco as opportunities arise to purchase additional interests from other members and as financial resources and business prospects make the acquisition of additional ownership interests in New PE Holdco advisable.

•
Explore new technologies and renewable fuels. We are evaluating a number of technologies that may increase the efficiency of our ethanol production facilities and reduce our use of carbon-based fuels. For example, we have installed a reactor system at the Columbia facility from Pursuit Dynamics PLC and we are continuing trials for the purpose of verifying the stated benefits. In addition, we are exploring the feasibility of using different and potentially abundant and cost-effective feedstocks, including cellulosic feed stock, to supplement corn as the raw material used in the production of ethanol. As capital resources become available, we intend to continue pursuing these opportunities, including continuing our efforts to build a cellulosic ethanol demonstration facility in the Northwest United States at the Columbia site. On January 29, 2008, the United States Department of Energy awarded us $24.3 million in matching funds to assist in this project.

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

•
Our operational expertise. We began managing ethanol production facilities in 2006. We believe that we have obtained operational expertise and know-how that can be used to continue operating the Pacific Ethanol Plants and provide operational services to third party facilities.

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

•
Our low carbon-intensity ethanol. With the recently enacted California Low Carbon Fuels Standard for transportation fuels, carbon emission standards placed on ethanol produced in California are currently higher than in other states, significantly favoring low carbon-intensity fuels. The ethanol produced in California by the Pacific Ethanol Plants and certain other California producers, all of which is marketed through Kinergy, has a lower carbon-intensity rating than either gasoline or ethanol produced in the mid-west, and is therefore a superior product for our California customers.

•
Modern technologies. The Pacific Ethanol Plants use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies in order to achieve lower operating costs and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels.

•
Our experienced management. Neil M. Koehler, our President and Chief Executive Officer, has over 20 years of experience in the ethanol production, sales and marketing industry. Mr. Koehler is a Director of the California Renewable Fuels Partnership, a Director of the Renewable Fuels Association, or RFA, and is a frequent speaker on the issue of renewable fuels and ethanol marketing and production. In addition to Mr. Koehler, we have seasoned managers with many years of experience in the ethanol, fuel and energy industries leading our various departments. We believe that the experience of our management over the past two decades and our ethanol marketing operations have enabled us to establish valuable relationships in the ethanol industry and understand the business of marketing and producing ethanol and its co-products.

We believe that these advantages will allow us to capture an increasing share of the total market for ethanol and its co-products.

Industry Overview and Market Opportunity

Overview of Ethanol Market

The primary applications for fuel-grade ethanol in the United States include:

•
Octane enhancer. On average, regular unleaded gasoline has an octane rating of 87 and premium unleaded gasoline has an octane rating of 91. In contrast, pure ethanol has an average octane rating of 113. Adding ethanol to gasoline enables refiners to produce greater quantities of lower octane blend stock with an octane rating of less than 87 before blending. In addition, ethanol is commonly added to finished regular grade gasoline as a means of producing higher octane mid-grade and premium gasoline.

•
Renewable fuels. Ethanol is blended with gasoline in order to enable gasoline refiners to comply with a variety of governmental programs, in particular, the national Renewable Fuel Standard, or RFS, program which was enacted to promote alternatives to fossil fuels. See “—Governmental Regulation.”

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

The ethanol fuel industry is greatly dependent upon tax policies and environmental regulations that favor the use of ethanol in motor fuel blends in the United States. See “—Governmental Regulation.” Ethanol blends have been either wholly or partially exempt from the federal excise tax on gasoline since 1978. The current federal excise tax on gasoline is $0.184 per gallon and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.45 per gallon tax credit for each gallon of ethanol used in the mixture. Federal law also requires the sale of oxygenated fuels in a number of carbon monoxide non-attainment Metropolitan Statistical Areas, or MSAs, during at least four winter months, typically November through February.

In addition, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The national RFS significantly increases the mandated use of renewable fuels to approximately 14.0 billion gallons in 2011 and 15.0 billion gallons in 2012, and rises incrementally and peaks at 36.0 billion gallons by 2022. We believe that these increases will bolster demand for ethanol.

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

According to the RFA, the domestic ethanol industry produced approximately 13.2 billion gallons of ethanol in 2010, an increase of approximately 22% from the approximately 10.8 billion gallons of ethanol produced in 2009. We believe that the ethanol market in California alone represented approximately 10% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol is not shipped in these pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks.

We believe that approximately 90% of the ethanol produced in the United States is made in the Midwest from corn. According to the DOE, ethanol is typically blended at 5.7% to 10% by volume, but is also blended at up to 85% by volume for vehicles designed to operate on 85% ethanol. The Environmental Protection Agency, or EPA, recently increased the allowable blend of ethanol in gasoline from 10% to 15%. Compared to gasoline, ethanol is generally considered to be cleaner burning and contains higher octane. We anticipate that the increasing demand for transportation fuels coupled with limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions through the use of renewable fuels will generate additional growth in the demand for ethanol in the Western United States.

Ethanol prices, net of tax incentives offered by the federal government, are generally positively correlated to fluctuations in gasoline prices. In addition, we believe that ethanol prices in the Western United States are typically $0.15 to $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities.

According to the DOE, total annual gasoline consumption in the United States is approximately 139 billion gallons and total annual ethanol consumption represented less than 10% of this amount in 2010. We believe that the domestic ethanol industry has substantial potential for growth to initially reach at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol annually and thereafter up to 36 billion gallons of ethanol annually required under the national RFS by 2022, subject to an annual EPA review to adjust targets based on availability of commercially produced advanced and cellulose biofuels.

While we believe that the overall national market for ethanol will grow, we believe that the market for ethanol in specific geographic areas including California could experience either increases or decreases in demand depending on, among other factors, the preferences of petroleum refiners and state policies. See “Risk Factors.”

Overview of Ethanol Production Process

The production of ethanol from starch- or sugar-based feedstocks has been refined considerably in recent years, leading to a highly-efficient process that we believe now yields substantially more energy from ethanol and its co-products than is required to make the products. The modern production of ethanol requires large amounts of corn, or other high-starch grains, and water as well as chemicals, enzymes and yeast, and denaturants including unleaded gasoline or liquid natural gas, in addition to natural gas and electricity.

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

Overview of Distillers Grains Market

Most distillers grains are produced in the Midwest, where producers dry the grains before shipping. Successful and profitable delivery of DDGS from the Midwest to markets in the Western United States faces a number of challenges, including drying of distiller grains which may increase the energy cost to dry the grains and reduce the quality of the feed product, and longer distance to market, which may increase the handling and transportation costs to deliver the grains to market. By not drying the distillers grains and by shipping WDG locally, we believe that we will be able to better preserve the feed value of this product, as the WDG retains a higher percentage of nutrients than DDGS.

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

Customers

We purchase ethanol from the Pacific Ethanol Plants and other third-parties and resell ethanol to various customers in the Western United States. We also arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers. In addition, we purchase WDG from the Pacific Ethanol Plants and sell WDG to customers comprised of dairies and feedlots located near the Pacific Ethanol Plants.

During 2010 and 2009, we produced or purchased ethanol from third parties and resold an aggregate of approximately 272 million and 173 million gallons of fuel-grade ethanol to approximately 57 and 60 customers, respectively. Sales to our two largest customers in 2010 and 2009 represented approximately 24% and 32%, of our net sales, respectively. These customers, each of whom accounted for 10% or more of our net sales in 2010 and 2009, were Chevron Products USA and Valero Energy Corporation, or Valero. Sales to each of our other customers represented less than 10% of our net sales in each of 2010 and 2009.

Most of the major metropolitan areas in the Western United States have fuel terminals served by rail, but other major metropolitan areas and more remote smaller cities and rural areas do not. We believe that we have a competitive advantage due to our experience in marketing to the segment of customers in major metropolitan and rural markets in the Western United States. We manage the complicated logistics of shipping ethanol purchased from third-parties from the Midwest by rail to intermediate storage locations throughout the Western United States and trucking the ethanol from these storage locations to blending racks where the ethanol is blended with gasoline. We believe that by establishing an efficient service for truck deliveries to these more remote locations, we have differentiated ourselves from our competitors. In addition, by producing ethanol in the Western United States, we believe that we will benefit from our ability to increase spot sales of ethanol from this additional supply following ethanol price spikes caused from time to time by rail delays in delivering ethanol from the Midwest to the Western United States. In addition to producing ethanol, we produce ethanol co-products, including WDG. We endeavor to position WDG as the protein feed of choice for cattle based on its nutritional composition, consistency of quality and delivery, ease of handling and its mixing ability with other feed ingredients. We are one of the few WDG producers with production facilities located in the Western United States and we primarily sell our WDG to dairy farmers in close proximity to the Pacific Ethanol Plants.

Suppliers

Our marketing operations are dependent upon various third-party producers of fuel-grade ethanol. In addition, we provide ethanol transportation, storage and delivery services through third-party service providers with whom we have contracted to receive ethanol at agreed upon locations from our suppliers and to store and/or deliver the ethanol to agreed upon locations on behalf of our customers. These contracts generally run from year-to-year, subject to termination by either party upon advance written notice before the end of the then current annual term.

During 2010 and 2009, we purchased fuel-grade ethanol and corn, the largest component in producing ethanol, from our suppliers. Purchases from our three largest suppliers in 2010 represented approximately 60% of our total ethanol and corn purchases. Purchases from our four largest suppliers in 2009 represented approximately 55% of our total ethanol and corn purchases. Purchases from each of our other suppliers represented less than 10% of total ethanol and corn purchases in each of 2010 and 2009.

The ethanol production operations of the Pacific Ethanol Plants are dependent upon various raw materials suppliers, including suppliers of corn, natural gas, electricity and water. The cost of corn is the most important variable cost associated with the production of ethanol. An ethanol facility must be able to efficiently ship corn from the Midwest via rail and cheaply and reliably truck ethanol to local markets. We believe that our existing grain receiving facilities at the Pacific Ethanol Plants are some of the most efficient grain receiving facilities in the United States. We source corn for the Pacific Ethanol Plants using standard contracts, including spot purchase, forward purchase and basis contracts. When resources are available to do so, we seek to limit the exposure of the Pacific Ethanol Plants to raw material price fluctuations by purchasing forward a portion of their corn requirements on a fixed price basis and by purchasing corn and other raw materials future contracts. In addition, to help protect against supply disruptions, the Pacific Ethanol Plants may maintain inventories of corn.

Pacific Ethanol Plants

The table below provides an overview of the Pacific Ethanol Plants owned by New PE Holdco and operated by us. Three of the Pacific Ethanol Plants are currently operational. If market conditions continue to improve, we may resume operations at the Madera, California facility, subject to the approval of New PE Holdco.

	Madera Facility	Columbia Facility	Magic Valley Facility	Stockton Facility
Location	Madera, CA	Boardman, OR	Burley, ID	Stockton, CA
Quarter/Year operations began	4th Qtr., 2006	3rd Qtr., 2007	2nd Qtr., 2008	3rd Qtr., 2008
Operating status	Idled	Operating	Operating	Operating
Annual design basis ethanol production capacity (in millions of gallons)	35	35	50	50
Approximate maximum annual ethanol production capacity (in millions of gallons)	40	40	60	60
Ownership by New PE Holdco	100%	100%	100%	100%
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas
Estimated annual WDG production capacity (in thousands of tons)	293	293	418	418

Commodity Risk Management

We may seek to employ one or more risk mitigation techniques when sufficient working capital is available. We may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price or variable-price contracts with our suppliers, as well as entering into derivative contracts for ethanol, corn and natural gas prices. To mitigate ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks by selling exchange-traded futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins.

Marketing Arrangements

In addition to our marketing agreements with the Plant Owners whose facilities are operational to market all of the ethanol produced at those Pacific Ethanol Plants, we have exclusive ethanol marketing agreements with third-party ethanol producers, including Calgren Renewable Fuels, LLC and Front Range, to market and sell their entire ethanol production volumes. Calgren Renewable Fuels, LLC owns and operates an ethanol production facility in Pixley, California with annual production capacity of 55 million gallons. Front Range owns and operates an ethanol production facility in Windsor, Colorado with annual production capacity of 50 million gallons. We intend to evaluate and pursue opportunities to enter into marketing arrangements with other ethanol producers as business prospects make these marketing arrangements advisable.

Competition

We operate in the highly competitive ethanol marketing and production industry. The largest ethanol producers in the United States are Archer Daniels Midland Company, or ADM, and Valero, collectively with over 20% of the total installed capacity of ethanol in the United States. In addition, there are many mid-size producers with several plants under ownership, smaller producers with one or two plants, and several ethanol marketers that create significant competition. Overall, we believe there are over 200 ethanol facilities in the United States with an installed capacity of approximately 13.5 billion gallons and many brokers and marketers with whom we compete for sales of ethanol and its co-products.

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

Our strategic focus on particular geographic locations designed to exploit cost efficiencies may nevertheless result in higher than expected costs as a result of more expensive raw materials and related shipping costs, including corn, which generally must be transported from the Midwest. If the costs of producing and shipping ethanol and its co-products over short distances are not advantageous relative to the costs of obtaining raw materials from the Midwest, then the planned benefits of our strategic locations may not be realized.

Governmental Regulation

Our business is subject to federal, state and local laws and regulations relating to the protection of the environment and in support of the corn and ethanol industries. These laws, their underlying regulatory requirements and their enforcement, some of which are described below, impact, or may impact, our existing and proposed business operations by imposing:

•	restrictions on our existing and proposed business operations and/or the need to install enhanced or additional controls;

•	the need to obtain and comply with permits and authorizations;

•
liability for exceeding applicable permit limits or legal requirements, in some cases for the remediation of contaminated soil and groundwater at our facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and

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

Federal Excise Tax Exemption

The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.45 per gallon tax credit for each gallon of ethanol used in the mixture. The expiration date of the federal excise tax exemption is December 31, 2011.

Clean Air Act Amendments of 1990

In November 1990, a comprehensive amendment to the Clean Air Act of 1977, or Clean Air Act, established a series of requirements and restrictions for gasoline content designed to reduce air pollution in identified problem areas of the United States. The two principal components affecting motor fuel content are the oxygenated fuels program, which is administered by states under federal guidelines, and a federally supervised reformulated gasoline, or RFG, program.

Oxygenated Fuels Program

Federal law requires the sale of oxygenated fuels in a number of carbon monoxide non-attainment MSAs during at least four winter months, typically November through February. Any additional MSAs not in compliance for a period of two consecutive years may also be included in the program. The EPA Administrator is afforded flexibility in requiring a shorter or longer period of use depending upon available supplies of oxygenated fuels or the level of non-attainment. This law currently affects the Los Angeles area, where over 150 million gallons of ethanol are blended with gasoline each winter.

Reformulated Gasoline Program

The Clean Air Act Amendments of 1990 established special standards effective January 1, 1995 for the most polluted ozone non-attainment areas: Los Angeles Area, Baltimore, Chicago Area, Houston Area, Milwaukee Area, New York City Area, Hartford, Philadelphia Area and San Diego, with provisions to add other areas in the future if conditions warrant. California’s San Joaquin Valley, the location of both the Madera and Stockton facilities, was added in 2002. At the outset of the RFG program there were a total of 96 MSAs not in compliance with clean air standards for ozone, which represents approximately 60% of the national market.

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

National Energy Legislation

In addition, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The national RFS significantly increases the mandated use of renewable fuels to approximately 14.0 billion gallons in 2011 and 15.0 billion gallons in 2012, and rises incrementally and peaks at 36.0 billion gallons by 2022.

E15 (a blend of gasoline and ethanol)

On October 13, 2010, the EPA partially granted a waiver request application submitted under Section 211(f)(4) of the Clean Air Act. This partial waiver allows fuel and fuel additive manufacturers to introduce into commerce gasoline that contains greater than 10 volume percent of ethanol, up to 15 volume percent of ethanol, or E15, for use in some motor vehicles once other conditions are fulfilled. This waiver only applies to vehicles from model year 2001 and beyond. It is important to remember that there are a number of additional steps that must be completed – some of which are not under EPA control – to allow the sale and distribution of E15. These include, but are not limited to, submission of a complete E15 fuels registration application by industry, and changes to some states’ laws to allow for the use of E15.

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

In January 2007, California’s Governor signed an executive order directing the California Air Resources Board to implement California’s Low Carbon Fuels Standard for transportation fuels. The Governor’s office estimates that the standard will have the effect of increasing current renewable fuels use in California by three to five times by 2020.

The State of California has established a policy to support ethanol produced in California with the California Ethanol Producer Incentive Program, or CEPIP, a producer incentive which offers up to $0.25 per gallon when ethanol production profitability is less than prescribed levels determined by the California Energy Commission, or CEC. The Pacific Ethanol Plants located in California are eligible for the CEPIP, and the Stockton facility is currently participating in the program. This program began in late 2010 and is to continue for four years. No assurances can be given that the California legislature will continue to fund the CEPIP or that the CEC will not alter the program thresholds, participant eligibility or other policy choices that may impact the ability of the Pacific Ethanol Plants located in California to be eligible for the CEPIP.

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

Employees

As of March 31, 2011, we had approximately 145 full-time employees. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 1A.	Risk Factors.

Risks Related to our Business

We have incurred significant losses and negative operating cash flow in the past and we will likely incur significant losses and negative operating cash flow in the foreseeable future. Continued losses and negative operating cash flow will hamper our operations and prevent us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For 2009 and 2008, we incurred net losses of approximately $308.7 million and $199.2 million, respectively. For 2009 and 2008, we incurred negative operating cash flow of approximately $6.3 million and $55.2 million, respectively. We reported net income of $69.5 million for 2010, primarily due to a $119.4 million net gain in connection with the completion of the bankruptcy proceedings of our former indirect wholly-owned subsidiaries. We believe that we will likely incur significant losses and negative operating cash flow in the foreseeable future. We expect to rely on cash on hand, cash, if any, generated from our operations and cash, if any, generated from any future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business. Continued losses and negative operating cash flow are also likely to make our capital raising needs more acute while limiting our ability to raise additional financing on favorable terms.

We may not have cash on hand to satisfy our obligations under the Convertible Notes when required under the terms of the Convertible Notes.

We are obligated to make principal and interest payments under the Convertible Notes prior to the maturity of the Convertible Notes and the entire outstanding principal amount of the Convertible Notes will become due and payable by us at maturity. We currently anticipate paying all amounts due under the Convertible Notes in shares of our common stock. However, we may be prohibited from satisfying our obligations under the Convertible Notes in shares of our common stock in a number of circumstances. Our ability to pay the amounts due under the Convertible Notes in cash will be subject to our liquidity position at the time. We cannot assure you that we will have sufficient financial resources or be able to arrange financing to pay the amounts due under the Convertible Notes in cash on any date that we would be required to do so under the terms of the Convertible Notes. While we could seek to obtain third-party financing to pay for any amounts due in cash, third-party financing may not be available on commercially reasonable terms, if at all.

We may not have the ability to redeem the Convertible Notes when required under the terms of the Convertible Notes.

Holders of the Convertible Notes may require us to redeem for cash all or a portion of their Convertible Notes upon the occurrence of an event of default under the Convertible Notes or change of control events. Our ability to redeem the Convertible Notes in cash, if we are required to do so, is subject to our liquidity position at the time. We cannot assure you that we will have sufficient financial resources or be able to arrange financing to pay the redemption price of the Convertible Notes on any date that we would be required to do so under the terms of the Convertible Notes. While we could seek to obtain third-party financing to pay for any amounts due in cash upon these events, third-party financing may not be available on commercially reasonable terms, if at all.

Provisions of the Convertible Notes could discourage an acquisition of us by a third party.

A number of provisions of the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of transactions constituting a change of control, holders of the Convertible Notes will have the right, at their option, to require us to redeem all or a portion of their Convertible Notes in cash. In addition, under the terms of the Convertible Notes, we may not enter into specified mergers or acquisitions unless, among other things, the surviving person or entity assumes our obligations under the Convertible Notes or the holders of the Convertible Notes waive their right to have the surviving person or entity assume our obligations under the Convertible Notes. These provisions may make it more difficult or discourage a takeover of Pacific Ethanol.

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

New PE Holdco owns, and we operate, the Pacific Ethanol Plants. We own 20% of New PE Holdco, which represents a minority interest in that entity. New PE Holdco is managed by a board of directors. Although we have representation on the board of directors, we do not control the actions of the board of directors and are therefore largely dependent upon its business judgment and conduct. As a result, our interests may not be as well served as if we were in control of New PE Holdco. Accordingly, the contribution by New PE Holdco to our results of operations and our business prospects related to that entity may be adversely affected by our lack of control over that entity.

The termination of the asset management agreement and marketing agreements to which we are a party relating to the Pacific Ethanol Plants would lead to a significant decline in our sales and profitability.

A significant amount of our revenues are derived from an asset management agreement with the Plant Owners under which we manage the production and operations of the Pacific Ethanol Plants. The asset management agreement has a term of six months and automatically renews for successive six month terms unless terminated by either party by giving notice 60 days prior to the end of any six month period. We also derive revenues from our activities related to the marketing of the ethanol and WDG produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational. If the asset management agreement or the marketing agreements are terminated for any reason, our revenues and financial condition will decline.

We recognized impairment charges in 2009 and may recognize additional impairment charges in the future.

For 2009, we recognized asset impairment charges in the aggregate amount of $252.4 million. These impairment charges primarily related to our previously wholly-owned ethanol facilities. We performed our forecast of expected future cash flows of these facilities over their estimated useful lives. The forecasts of expected future cash flows are heavily dependent upon management’s estimates and probability analysis of various scenarios including market prices for ethanol, our primary product, and corn, our primary production input. Both ethanol and corn costs have fluctuated significantly in the past year, therefore these estimates are highly subjective and are management’s best estimates at this time. During 2010, as a result of the sale of our 42% ownership interest in Front Range, we incurred an additional loss on the difference between our cost basis of the investment in Front Range and the price at which we sold our investment. We may also incur additional impairments in the future on current or future long-lived assets.

The results of operations of the Pacific Ethanol Plants and their ability to operate at a profit is largely dependent on managing the spreads among the prices of corn, natural gas, ethanol and WDG, the prices of which are subject to significant volatility and uncertainty.

The results of operations of the Pacific Ethanol Plants are highly impacted by commodity prices, including the spreads between the cost of corn and natural gas that they must purchase, and the price of ethanol and WDG that they sell. Prices and supplies are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, our operating results may fluctuate substantially. Increases in corn prices or natural gas or decreases in ethanol or WDG prices may make it unprofitable to operate the Pacific Ethanol Plants. No assurance can be given that corn and natural gas can be purchased at, or near, current or any particular prices and that ethanol or WDG will sell at, or near, current or any particular prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or WDG.

In early 2006, the spread between ethanol and corn prices was at an historically high level, driven in large part by oil companies removing a competitive product, methyl tertiary butyl ether (MTBE), from the fuel stream and replacing it with ethanol in a relatively short time period. However, since that time, this spread has fluctuated widely and narrowed significantly. Fluctuations are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol and WDG could decline below the marginal cost of production, which could cause us to suspend production of ethanol and WDG at some or all of the Pacific Ethanol Plants.

Increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. Domestic ethanol production capacity has increased steadily from an annualized rate of 1.5 billion gallons per year in January 1999 to 13.2 billion gallons in 2010 according to the RFA. See “Business—Governmental Regulation.” However, increases in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, our average sales price of ethanol increased by 9% in 2010 after decreasing by 20% in 2009 from the prior year’s average sales price per gallon. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

In an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, the Pacific Ethanol Plants may enter into contracts to fix the price of a portion of their ethanol production or purchase a portion of their corn or natural gas requirements on a forward basis. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. As a result, our results of operations and financial position may be adversely affected by fluctuations in the price of corn, natural gas, ethanol and unleaded gasoline.

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

The amount of ethanol production capacity in the United States exceeds the mandated usage of renewable biofuels. Ethanol consumption above mandated amounts is primarily based upon the economic benefit derived by blenders, including benefits received from federal excise tax incentives. Therefore, the production of ethanol is made significantly more competitive by federal tax incentives. The federal excise tax incentive program, which is scheduled to expire on December 31, 2011, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.45 per gallon tax credit for each gallon of ethanol used in the mixture. The 2008 Farm Bill enacted into law reduced federal excise tax incentives from $0.51 per gallon in 2008 to $0.45 per gallon in 2009. The federal excise tax incentive program might not be renewed prior to its expiration on December 31, 2011, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives. The elimination or significant reduction in the federal excise tax incentive program could reduce discretionary blending and have a material adverse effect on our results of operations and our financial condition.

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

Waivers or repeal of the national RFS’s minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations.

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

As widely reported, financial markets in the United States and the rest of the world have experienced extreme disruption, including, among other things, extreme volatility in securities and commodities prices, as well as severely diminished liquidity and credit availability. As a result, we believe that our ability to access capital markets and raise funds required for our operations may be severely restricted at a time when we need to do so, which could have a material adverse effect on our ability to meet our current and future funding requirements and on our ability to react to changing economic and business conditions. We are not able to predict the duration or severity of any current or future disruption in financial markets, fluctuations in the price of crude oil or other adverse economic conditions in the United States. However, if economic conditions worsen, it is likely that these factors would have a further adverse effect on our results of operations and future prospects and may limit our ability to raise additional capital.

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

We and New PE Holdco are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees and the employees of the Pacific Ethanol Plants. In addition, some of these laws and regulations require the Pacific Ethanol Plants to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, we and the Pacific Ethanol Plants have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We and New PE Holdco may be liable for the investigation and cleanup of environmental contamination at each of the properties that New PE Holdco owns or that we operate, including the Pacific Ethanol Plants, and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at the Pacific Ethanol Plants. Present and future environmental laws and regulations, and interpretations of those laws and regulations, applicable to New PE Holdco’s and our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition.

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

Our ability to operate our business and implement strategies depends, in part, on the efforts of our executive officers and other key employees. Our future success will depend on, among other factors, our ability to retain our current key personnel and attract and retain qualified future key personnel, particularly executive management. Failure to attract or retain key personnel could have a material adverse effect on our business and results of operations.

We depend on a small number of customers for the majority of our sales. A reduction in business from any of these customers could cause a significant decline in our overall sales and profitability.

The majority of our sales are generated from a small number of customers. During each of 2010 and 2009, sales to our two largest customers, each of whom accounted for 10% or more of our net sales, represented approximately 24% and 32%, respectively. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on June 30, 2010, we received a letter from NASDAQ indicating that the bid price of our common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under NASDAQ Listing Rule 5550(a)(2). We were provided an initial period of 180 calendar days, or until December 27, 2010, during which to regain compliance. We failed to regain compliance by December 27, 2010 but, due to our transition from The NASDAQ Global Market to The NASDAQ Capital Market, we were provided a final additional period of 180 calendar days, or until June 27, 2011, during which to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have achieved compliance if at any time before June 27, 2011, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days unless the NASDAQ staff exercises its discretion to extend this 10 day period. If we do not regain compliance by June 27, 2011, the NASDAQ staff will provide written notice that our common stock is subject to delisting. Given the increased market volatility arising in part from economic turmoil resulting from the ongoing credit crisis, the challenging environment in the biofuels industry and our lack of liquidity, we may be unable to regain compliance with the closing bid price requirement by June 27, 2011. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

The conversion into shares of common stock of convertible securities, including the Convertible Notes and our Series B Cumulative Convertible Preferred Stock, and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment, impede our ability to obtain additional financing, and cause us to incur additional expenses.

The conversion into shares of common stock of our Convertible Notes and Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, warrants to purchase our common stock, and outstanding options to acquire our common stock issued to employees, directors and others, could result in substantial dilution in the interests of our other stockholders. In addition, the terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of the Convertible Notes, Series B Preferred Stock, warrants and options. Moreover, holders of the Convertible Notes, Series B Preferred Stock, and certain warrants have registration rights with respect to the common stock underlying those securities, the registration of which will likely cause us to incur substantial expenses.

The voting power and value of your investment could decline if our Convertible Notes are converted and our Warrants are exercised at a reduced price due to our issuance of lower-priced shares or market declines which trigger rights of the holders of our Convertible Notes to receive additional shares of our common stock.

We have issued a significant amount of Convertible Notes and Warrants, the conversion or exercise of which could have a substantial negative impact on the price of our common stock and could result in a dramatic decrease in the value of your investment. The initial conversion price of our Convertible Notes is subject to market-price protection that may cause the conversion price of the Convertible Notes to be reduced in the event of a decline in the market price of our common stock. In addition, the conversion price of our Convertible Notes and the exercise price of the Warrants will be subject to downward anti-dilution adjustments in most cases, from time to time, if we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of our outstanding Convertible Notes or exercise price of the Warrants. Consequently, the voting power and value of your investment in each of these events would decline if the Convertible Notes or the Warrants are converted or exercised for shares of our common stock at lower prices as a result of the declining market-price or sales of our securities are made below the conversion price of the Convertible Notes and/or the exercise price of the Warrants.

The market-price protection feature of our Convertible Notes could also allow the Convertible Notes to become convertible into a greatly increased number of additional shares of our common stock, particularly if a holder of the Convertible Notes sequentially converts portions of the Note into shares of our common stock at alternate conversion prices and resells those shares into the market. If a holder of the Convertible Notes sequentially converts portions of the Convertible Notes into shares of our common stock or if we issue shares of common stock in lieu of cash payments of principal and interest on the Convertible Notes, each at alternate conversion prices, and the holder of the Convertible Notes resells those shares into the market, then the market price of our common stock could decline due to the additional shares available in the market, particularly in the event of any thin trading volume of our common stock. Consequently, if a holder of the Convertible Notes repeatedly converts portions of the Convertible Notes or we repeatedly issue shares of common stock in lieu of cash payments of principal and interest on the Convertible Notes at alternate conversion prices and then the holder resells those underlying shares into the market, a continuous downward spiral of the market price of our common stock could occur that would benefit a holder of our Convertible Notes at the expense of other existing or potential holders of our common stock, potentially creating a divergence of interests between a holder of our Convertible Notes and investors who purchase the shares of common stock resold by a holder of the Convertible Notes following conversion of the Convertible Notes.

The market price of our common stock and the value of your investment could substantially decline if our Convertible Notes or Series B Preferred Stock are converted into shares of our common stock, if we issue shares of our common stock in payment of principal and interest on our Convertible Notes and if our options and warrants are exercised for shares of our common stock and all of these shares of common stock are resold into the market, or if a perception exists that a substantial number of shares will be issued upon conversion of our Convertible Notes or Series B Preferred Stock, upon the payment of principal and interest on the Convertible Notes or upon exercise of our warrants or options and then resold into the market.

If the conversion prices at which the principal balances of the Convertible Notes or Series B Preferred Stock are converted, the issuance prices at which shares of common stock in payment of principal and interest on the Convertible Notes are issued, and the exercise prices at which our warrants and options are exercised are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion of the Convertible Notes or Series B Preferred Stock, in lieu of cash payments of principal and interest on the Convertible Notes and upon exercise of our warrants and options, or even the perception that these sales could occur, could adversely affect the market price of our common stock, which would mean that the Convertible Notes would be convertible into an increased number of shares of our common stock in cases where, as described elsewhere in these Risk Factors, the conversion price is based upon a discount from the market price of our common stock. You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential conversion of our outstanding Convertible Notes or Series B Preferred Stock, issuance of shares of common stock in lieu of cash payments of principal and interest on the Convertible Notes and exercise of our outstanding warrants or options.

The issuance of shares of common stock upon the conversion of the Convertible Notes or Series B Preferred Stock, upon the payment of principal and interest on the Convertible Notes and upon the exercise of outstanding options and warrants could result in a change of control of Pacific Ethanol.

As of March 31, 2011, we had outstanding options, warrants, Convertible Notes (including shares issuable as interest in lieu of cash payments calculated at an interest rate of 8% per annum, compounded monthly, from the closing date of the issuance of the Initial Convertible Notes through the maturity date of the Convertible Notes) and Series B Preferred Stock that were exercisable for or convertible into approximately 85,389,291 shares of common stock based upon an assumed conversion price of $0.57 for the Convertible Notes and existing exercise prices for the warrants and options. In addition, as discussed elsewhere in these Risk Factors, the number of shares exercisable under outstanding warrants and convertible under outstanding Convertible Notes and Series B Preferred Stock may be subject to increase in the event of our future issuance of securities or a decline in the market price of our common stock. A change of control of Pacific Ethanol could occur if a significant number of shares are issued to the holders of our outstanding options, warrants, Convertible Notes or Series B Preferred Stock. If a change of control occurs, then the stockholders who historically have controlled Pacific Ethanol would no longer have the ability to exert significant control over matters that could include the election of our directors, changes in the size and composition of our board of directors, and mergers and other business combinations involving Pacific Ethanol. Instead, one or more other stockholders could gain the ability to exert this type of control and may also, through control of our board of directors and voting power, be able to control a number of decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets.

As a result of our issuance of shares of Series B Preferred Stock, our common stockholders may experience numerous negative effects and most of the rights of our common stockholders will be subordinate to the rights of the holders of our Series B Preferred Stock.

As a result of our issuance of shares of Series B Preferred Stock, our common stockholders may experience numerous negative effects, including dilution from any dividends paid in preferred stock and antidilution adjustments. In addition, rights in favor of the holders of our Series B Preferred Stock include seniority in liquidation and dividend preferences; substantial voting rights; and numerous protective provisions. Also, our outstanding Series B Preferred Stock could have the effect of delaying, deferring and discouraging another party from acquiring control of Pacific Ethanol.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•
our ability to maintain contracts that are critical to our operations, including the asset management agreement with the Plant Owners that provide us with the ability to operate the Pacific Ethanol Plants;

•	our ability to obtain and maintain normal terms with vendors and service providers;
•	fluctuations in the market price of ethanol and its co-products;

•	the volume and timing of the receipt of orders for ethanol from major customers;
•	competitive pricing pressures;
•	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
•	the introduction and announcement of one or more new alternatives to ethanol by our competitors;
•	changes in market valuations of similar companies;
•	stock market price and volume fluctuations generally;
•	the relative small public float of our common stock;
•	regulatory developments or increased enforcement;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	our inability to obtain financing; and
•	future sales of our common stock or other securities.

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

Our corporate headquarters, located in Sacramento, California, consists of a 10,000 square foot office under a lease expiring in 2013. The location of the Pacific Ethanol Plants are in Madera, California, at which a 137 acre facility is located; Boardman, Oregon, at which a 25 acre facility is located; Burley, Idaho, at which a 160 acre facility is located; and Stockton, California, at which a 30 acre facility is located. The properties in Madera, California and Burley, Idaho are owned by the Plant Owners. The properties in Boardman, Oregon and Stockton, California are leased by the Plant Owners under leases expiring in 2026 and 2022, respectively. See “Business—Production Facilities.”

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

Delta-T Corporation

On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia, or the First Virginia Federal Court case, naming Pacific Ethanol, Inc. as a defendant, along with its former subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC and Pacific Ethanol Madera, LLC. The suit alleged breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations. The complaint sought specified contract damages of approximately $6.5 million, along with other unspecified damages. All of the defendants moved to dismiss the First Virginia Federal Court case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moved to stay the First Virginia Federal Court case pending arbitration. In January 2009, these motions were granted by the Court, compelling the case to arbitration with the American Arbitration Association, or AAA. By letter dated June 10, 2009, the AAA notified the parties to the arbitration that the matter was automatically stayed as a result of the Chapter 11 Filings.

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

On June 19, 2009, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia, or the Second Virginia Federal Court case, naming Pacific Ethanol, Inc. as the sole defendant. The suit alleged breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement, and breaches of indemnity obligations. The complaint sought specified contract damages of approximately $6.5 million, along with other unspecified damages.

In connection with the Chapter 11 Filings, the Plant Owners moved the Bankruptcy Court to enter a preliminary injunction in favor of the Plant Owners and Pacific Ethanol, Inc. staying and enjoining all of the aforementioned litigation and arbitration proceedings commenced by Delta-T Corporation. On August 6, 2009, the Bankruptcy Court ordered that the litigation and arbitration proceedings commenced by Delta-T Corporation be stayed and enjoined until September 21, 2009 or further order of the court, and that the Plant Owners, Pacific Ethanol, Inc. and Delta-T Corporation complete mediation by September 20, 2009 for purposes of settling all disputes between the parties. Following mediation, the parties reached an agreement under which a stipulated order was entered in the Bankruptcy Court on September 21, 2009, providing for a complete mutual release and settlement of any and all claims between Delta-T Corporation and the Plant Owners, a complete reservation of rights as between Pacific Ethanol, Inc. and Delta-T Corporation, and a stay of all proceedings by Delta-T Corporation against Pacific Ethanol, Inc. until December 31, 2009.

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

On May 25, 2010, Delta-T Corporation filed a Voluntary Petition in the Bankruptcy Court for the Eastern District of Virginia under Chapter 7 of the Bankruptcy Code. We believe that Delta-T Corporation has liquidated its assets and abandoned its claims against us.

Barry Spiegel – State Court Action

On December 22, 2005, Barry J. Spiegel, a former shareholder and director of Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512), or the State Court Action, against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell, or collectively, the Individual Defendants. Messrs. Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol. Mr. Siegel is a former director and former executive officer of Accessity and Pacific Ethanol.

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

Mr. Spiegel sought and obtained leave to file another amended complaint on June 25, 2009, which renewed his case against Pacific Ethanol, and named three additional individual defendants, and asserted the following three counts: (x) breach of fiduciary duty, (y) fraudulent inducement, and (z) aiding and abetting breach of fiduciary duty. The first two counts are alleged solely against the Individual Defendants. With respect to the third count, Mr. Spiegel has named Pacific Ethanol California, Inc. (formerly known as Pacific Ethanol, Inc.), as well as William L. Jones, Neil M. Koehler and Ryan W. Turner. Messrs. Jones and Turner are directors of Pacific Ethanol. Mr. Turner is a former officer of Pacific Ethanol. Mr. Koehler is a director and officer of Pacific Ethanol. Pacific Ethanol and the Individual Defendants filed a motion to dismiss the count against them, and the court granted the motion. Plaintiff then filed another amended complaint, and Defendants once again moved to dismiss. The motion was heard on February 17, 2010, and the court, on March 22, 2010, denied the motion requiring Pacific Ethanol and Messrs. Jones, Koehler and Turner to answer the complaint and respond to discovery requests.

Barry Spiegel – Federal Court Action

On December 28, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848), or the Federal Court Action, against the Individual Defendants and Pacific Ethanol. The Federal Court Action relates to the Share Exchange Transaction and purports to state the following three counts: (i) violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act, and SEC Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (iii) violation of Section 20(A) of the Exchange Act. The first two counts are alleged against the Individual Defendants and Pacific Ethanol and the third count is alleged solely against the Individual Defendants. Mr. Spiegel bases his claims on, among other things, allegations that the actions of the Individual Defendants and Pacific Ethanol in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel is seeking in excess of $15.0 million in damages.

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

Market Information

Our common stock has traded on The NASDAQ Capital Market under the symbol “PEIX” since May 3, 2010. Between October 10, 2005 and May 3, 2010, our common stock traded on The NASDAQ Global Market (formerly, The NASDAQ National Market). The table below shows, for each fiscal quarter indicated, the high and low sales prices for shares of our common stock. This information has been obtained from NASDAQ. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Price Range
	High	Low
Year Ended December 31, 2010:
First Quarter (January 1 – March 31)	$ 2.75	$ 0.71
Second Quarter (April 1 – June 30)	$ 1.60	$ 0.45
Third Quarter (July 1 – September 30)	$ 1.25	$ 0.37
Fourth Quarter (October 1 – December 31)	$ 1.14	$ 0.58

Year Ended December 31, 2009:
First Quarter	$ 0.68	$ 0.20
Second Quarter	$ 0.84	$ 0.28
Third Quarter	$ 0.67	$ 0.30
Fourth Quarter	$ 1.06	$ 0.35

Security Holders

As of March 31, 2011, we had 108,430,832 shares of common stock outstanding and held of record by approximately 500 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 31, 2011, the closing sale price of our common stock on The NASDAQ Capital Market was $0.63 per share.

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of certain financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. In addition, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the years ended December 31, 2010 and 2009 or thereafter through the filing of this report. Accumulated and unpaid dividends in respect of our preferred stock must be paid prior to the payment of any dividends to our common stockholders.

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

In October 2010, in connection with satisfying our withholding requirements, we withheld an aggregate of 66,935 shares of our common stock and remitted a cash payment to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees the 66,935 shares of common stock at a deemed purchase price equal to $0.95 per share for an aggregate purchase price of $64,258.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

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

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report, or in the case of a document incorporated by reference, as of the date of that document. We do not undertake to update, revise or correct any forward-looking statements, except as required by law.

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

Since our inception in 2005, we have conducted ethanol marketing operations through our subsidiary, Kinergy Marketing, LLC, or Kinergy, through which we market and sell ethanol produced by third parties. In 2006, we began constructing the first of our four then wholly-owned ethanol production facilities, or Pacific Ethanol Plants, and were continuously engaged in plant construction until the fourth facility was completed in 2008. We funded, and until recently directly operated, the Pacific Ethanol Plants through a subsidiary holding company and four other indirect subsidiaries, or Plant Owners.

In late 2008 and early 2009, we idled production at three of the Pacific Ethanol Plants due to adverse market conditions and lack of adequate working capital. Adverse market conditions and our financial constraints continued, resulting in an inability to meet our debt service requirements, and in May 2009, the Plant Owners each filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code, or Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or Bankruptcy Court.

On March 26, 2010, the Plant Owners filed a joint plan of reorganization with the Bankruptcy Court, which was structured in cooperation with a number of the Plant Owners’ secured lenders. On June 29, 2010, or the Effective Date, the Plant Owners declared effective their amended joint plan of reorganization, or the Plan, and emerged from bankruptcy. Under the Plan, on the Effective Date, all of the ownership interests in the Plant Owners were transferred to a newly-formed holding company, New PE Holdco, LLC, or New PE Holdco, wholly-owned as of that date by some of the prepetition lenders and new lenders of the Plant Owners. As a result, the Pacific Ethanol Plants are now wholly-owned by New PE Holdco.

On October 6, 2010, we raised $35.0 million through the issuance of $35.0 million in principal amount of senior convertible notes, or Initial Convertible Notes, and warrants to purchase an aggregate of 20,588,235 shares of our common stock, or Initial Warrants. See “—Liquidity and Capital Resources—Convertible Notes.” On that same date we sold our 42% interest in Front Range Energy, LLC, or Front Range, for $18.5 million in cash, paid off our outstanding indebtedness to Lyles United, LLC and Lyles Mechanical Co., or collectively Lyles, in the aggregate amount of approximately $17.0 million and purchased a 20% ownership interest, which represents the single largest interest, in New PE Holdco for an aggregate purchase price of $23.3 million.

On January 7, 2011, we issued $35.0 million in principal amount of senior convertible notes, or Convertible Notes, in exchange for the Initial Convertible Notes and issued warrants to purchase an aggregate of 20,588,235 shares of our common stock, or Warrants, in exchange for the Initial Warrants. See “—Liquidity and Capital Resources—Convertible Notes.”

We currently manage the production of ethanol at the Pacific Ethanol Plants under the terms of an asset management agreement with the Plant Owners. We also market ethanol and its co-products, including wet distillers grain, or WDG, produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational. We also market ethanol and its co-products to other third parties, and provide transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington.

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

The Pacific Ethanol Plants produce ethanol and its co-products and are comprised of the four facilities described immediately below, three of which are currently operational. If market conditions continue to improve, we may resume operations at the Madera, California facility, subject to the approval of New PE Holdco.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)	Current Operating Status
Magic Valley	Burley, ID	60,000,000	Operating
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Operating
Madera	Madera, CA	40,000,000	Idled

Under the asset management agreement and marketing agreements, we manage the production and operations of the Pacific Ethanol Plants, market their ethanol and WDG and earn fees as follows:

•	ethanol marketing fees of approximately 1% of the net sales price;

•	corn procurement and handling fees of approximately $2.00 per ton;

•	WDG fees of approximately the greater of 5% of the third-party purchase price or $2.00 per ton; and

•	asset management fees of $75,000 per month for each operating facility and $40,000 per month for each idled facility.

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

Financial Performance Summary

Our net sales increased by 4%, or $11.7 million, to $328.3 million in 2010 from $316.6 million in 2009. Our net income increased by $382.1 million to $73.9 million in 2010 from a net loss of $308.2 million in 2009.

Factors that contributed to our results of operations for 2010 include:

•	Net sales. The increase in our net sales in 2010 as compared to 2009 was primarily due to the following combination of factors:

o
Higher sales volumes. Total volume of ethanol sold increased by 57% to 271.6 million gallons in 2010 from 172.7 million gallons in 2009. This increase in sales volume is primarily due to an increase in third party gallons sold, partially offset by decreased gallons sold from our ethanol production facilities. In 2010, gallons associated with Front Range were included in third party gallons sold, whereas in 2009, those gallons were included in gallons sold from our ethanol production facilities due to our deconsolidation of Front Range in 2010, as described below. Further, in 2010, two of the four Pacific Ethanol Plants were operating most of the year, whereas in 2009, only one Pacific Ethanol Plant was operating most of the year; and

o	Higher ethanol prices. Our average sales price of ethanol increased 9% to $1.96 per gallon in 2010 as compared to $1.80 per gallon in 2009.

•
Gross margin. Our gross margin increased to negative 0.2% for 2010 from negative 7.0% for 2009. The improvement in gross margin was a result of higher ethanol prices and lower depreciation expense in 2010, which were partially offset by an increase in corn costs. Depreciation was $8.0 million for 2010 as compared to $33.3 million for 2009. Our average price of corn increased by 8.8% to $4.33 per bushel in 2010 from $3.98 per bushel in 2009.

•
Selling, general and administrative expenses. Our selling, general and administrative expenses, or SG&A, decreased by $8.5 million to $13.0 million in 2010 as compared to $21.5 million in 2009 primarily as a result of decreases in professional fees, SG&A associated with Front Range, payroll and benefits, and other corporate expenses, which were partially offset by increases in bad debt expense and noncash compensation expense.

•
Impairments. We incurred no impairment charges for 2010 as compared to $252.4 million for 2009. In 2009, we recognized $252.4 million in asset impairments primarily related to the Pacific Ethanol Plants. Of the $252.4 million in asset impairments, $2.2 million related to impairment of the assets of our Imperial Valley facility prior to their disposal.

•	Loss on investment in Front Range. We sold our interest in Front Range in 2010 resulting in a loss of $12.1 million.

•	Loss on extinguishment of debt. We extinguished certain outstanding debt in 2010 in exchange for shares of our common stock. These transactions resulted in a loss of $2.2 million.

•
Gain from write-off of liabilities. We had no gain from the write-off of liabilities for 2010 as compared to a gain of $14.2 million in 2009. The gain in 2009 resulted from a write-off of liabilities related to our Imperial Valley facility.

•
Fair value adjustments on convertible notes and warrants. We issued convertible notes and warrants in 2010 for $35.0 million in cash. These instruments are recorded at fair value, resulting in a charge of $11.7 million in 2010.

•
Interest expense. Our interest expense decreased by $7.5 million to $6.3 million in 2010 from $13.8 million in 2009. This decrease is primarily due to restructuring and removal of the Plant Owners’ prepetition debt as well as certain other indebtedness that was extinguished during 2010.

•
Other income (expense). Our other income (expense) increased by $2.0 million to $0.3 million in 2010 from other expense of $1.7 million in 2009. This increase is primarily due to a gain of $1.6 million associated with our purchase of a 20% ownership interest in New PE Holdco.

•
Reorganization costs. Our reorganization costs decreased by $7.4 million to $4.2 million in 2010 from $11.6 million in 2009. This decrease is due to the wind down in 2010 of the Plant Owners’ bankruptcy proceedings that began in 2009.

•
Gain from bankruptcy exit. On June 29, 2010, the Plant Owners exited from bankruptcy, resulting in the removal of $119.4 million in net liabilities from our balance sheet. This amount was recorded as a gain in 2010.

Sales and Margins

Over the past four years, our sales mix has shifted significantly. We have generated sales by marketing ethanol produced by third parties and have also generated sales by producing our own ethanol. Our sales were initially generated solely through our marketing operations. Upon completion of the first of the Pacific Ethanol Plants, our sales included substantial sales generated from producing our own ethanol. We continue to generate sales through our marketing operations and also generate sales as a producer through our 20% ownership interest in New PE Holdco.

Our production facility cost structure also changed throughout the past four years as the Pacific Ethanol Plants were built and commenced operations, then later filed for bankruptcy protection, subsequently emerged from bankruptcy, and are now minority owned indirectly by us through our 20% ownership interest in New PE Holdco.

The shift in our sales mix greatly altered our dependency on certain market conditions from that based primarily on the market price of ethanol to that based significantly on the cost of corn, the principal input commodity for our production of ethanol. Accordingly, our profitability is dependent on the market price of ethanol and the cost of corn.

Average ethanol sales prices increased in 2010 as compared to 2009. The average Chicago Board of Trade, or CBOT, ethanol price increased by 8% to $1.83 in 2010 from $1.70 in 2009. The increase in the prevailing market price of ethanol was primarily due to the increase in crude oil prices in 2010.

Average corn prices also increased in 2010 as compared to 2009. Specifically, the average CBOT corn price increased by 15% in 2010 as compared to 2009. The increase in the prevailing market price of corn was the primary cause of the increase in our average corn price. The average CBOT corn price increased to $4.29 for 2010 from $3.74 for 2009.

We have three principal methods of selling ethanol: as a merchant, as a producer and as an agent. See “—Critical Accounting Policies—Revenue Recognition” below.

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

When acting as an agent for third-party suppliers, we conduct back-to-back purchases and sales in which we match ethanol purchase and sale contracts of like quantities and delivery periods. When acting in this capacity, we receive a predetermined service fee and have little or no exposure to price risks resulting from potential fluctuations in the market price of ethanol.

We believe that our gross profit margins primarily depend on five key factors:

•
the market price of ethanol, which we believe will be impacted by the degree of competition in the ethanol market, the price of gasoline and related petroleum products, and government regulation, including tax incentives;

•	the market price of key production input commodities, including corn and natural gas;

•	the market price of WDG;

•	our ability to anticipate trends in the market price of ethanol, WDG, and key input commodities and implement appropriate risk management and opportunistic strategies; and

•	the proportion of our sales of ethanol produced at the Pacific Ethanol Plants to our sales of ethanol produced by unrelated third-parties.

We seek to optimize our gross profit margins by anticipating the factors above and, when resources are available, implementing hedging transactions and taking other actions designed to limit risk and address these factors. For example, we may seek to decrease inventory levels in anticipation of declining ethanol prices and increase inventory levels in anticipation of increasing ethanol prices. We may also seek to alter our proportion or timing, or both, of purchase and sales commitments.

Our limited resources to act upon the anticipated factors described above and/or our inability to anticipate these factors or their relative importance, and adverse movements in the factors themselves, could result in declining or even negative gross profit margins over certain periods of time. Our ability to anticipate these factors or favorable movements in these factors may enable us to generate above-average gross profit margins. However, given the difficulty associated with successfully forecasting any of these factors, we are unable to estimate our future gross profit margins.

Results of Operations

Accounting for the Results of New PE Holdco

Our consolidated financial statements include the financial statements of the Plant Owners for all periods except for the three months ended September 30, 2010. On June 29, 2010, the Plant Owners emerged from bankruptcy, and the ownership of the Plant Owners was transferred to New PE Holdco. Accordingly, for the three months ended September 30, 2010, we did not consolidate the Plant Owners’ financial results as we had no ownership interest in the Plant Owners during the period. Also, under the Plan, we removed the Plant Owners’ assets of $175.0 million and liabilities of $294.4 million from our balance sheet, resulting in a net gain of $119.4 million for 2010. On October 6, 2010, we purchased a 20% ownership interest in New PE Holdco, which gave us the single largest equity position in New PE Holdco. Based on our ownership interest as well as our asset management and marketing agreements with New PE Holdco, we determined that, beginning on October 6, 2010, we were the primary beneficiary of New PE Holdco, and as such, we resumed consolidating its financial results with our financial results beginning in the fourth quarter of 2010.

Accounting for the Results of Front Range

Effective January 1, 2010, we adopted the new guidance to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidations, which resulted in us concluding that, under the FASB’s guidance, we were no longer the primary beneficiary of Front Range and, effective January 1, 2010, we prospectively adopted the guidance resulting in a deconsolidation of the financial results of Front Range. Upon deconsolidation, on January 1, 2010, we removed assets of $62.6 million and liabilities of $18.6 million from our consolidated balance sheet and recorded a cumulative debit adjustment to retained earnings of $1.8 million. The periods presented in this report prior to the effective date of the deconsolidation continue to include related balances associated with our prior ownership interest in Front Range. Effective January 1, 2010, we began accounting for our investment in Front Range under the equity method, with equity earnings recorded in other income (expense) in the consolidated statements of operations. On October 6, 2010, we sold our ownership interest in Front Range, resulting in a loss of $12.1 million on the sale for 2010, as we reduced the carrying value of our investment in Front Range to its fair value equal to the $18.5 million sale price.

Selected Financial Information

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,
	2010	2009	Percentage Variance
Production gallons sold (in millions)	69.4	86.4	(19.7%	)

Third party gallons sold (in millions)	202.2	86.3	134.3%

Total gallons sold (in millions)	271.6	172.7	57.3%

Average sales price per gallon	$1.96	$1.80	8.9%
Corn cost per bushel—CBOT equivalent(1)	$4.33	$3.98	8.8%
Co-product revenues as % of delivered cost of corn(2)	21.3%	24.6%	(13.4%	)

Average CBOT ethanol price per gallon (3)	$1.83	$1.70	7.6%
Average CBOT corn price per bushel (3)	$4.29	$3.74	14.7%

(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a CBOT equivalent in order to more appropriately compare our corn costs to average CBOT corn prices.
(2)	Co-product revenues as % of delivered cost of corn shows our yield based on sales of WDG generated from ethanol we produced.
(3)	Prices for 2010 exclude the three months ended September 30, 2010, as the activities of the Pacific Ethanol Plants were not consolidated in our financial results.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

	Years Ended		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2010	2009	(Unfavorable)	(Unfavorable)	2010	2009
	(dollars in thousands)
Net sales	$328,332	$316,560	$11,772	3.7%	100.0%	100.0%
Cost of goods sold	329,143	338,607	9,464	2.8%	100.2%	107.0%
Gross loss	(811)	(22,047)	21,236	96.3%	(0.2)%	(7.0)%
Selling, general and administrative expenses	12,956	21,458	8,502	39.6%	3.9%	6.8%
Asset impairments	—	252,388	252,388	100.0%	—	79.7%
Loss from operations	(13,767)	(295,893)	282,126	95.3%	(4.2)%	(93.5)%
Loss on investment in Front Range	(12,146)	—	(12,146)	*	(3.7)%	—
Loss on extinguishments of debt	(2,159)	—	(2,159)	*	(0.7)%	—
Gain from write-off of liabilities	—	14,232	(14,232)	(100.0)%	—	4.5%
Fair value adjustments on convertible notes and warrants	(11,736)	—	(11,736)	*	(3.6)%	—
Interest expense	(6,261)	(13,771)	7,510	54.5%	(1.9)%	(4.4)%
Other income (expense), net	297	(1,666)	1,963	117.8%	0.1%	(0.5)%
Loss before reorganization costs, gain from bankruptcy exit, provision for income taxes and noncontrolling interest in variable interest entities	(45,772)	(297,098)	251,326	84.6%	(13.9)%	(93.9)%
Reorganization costs	(4,153)	(11,607)	7,454	64.2%	(1.3)%	(3.7)%
Gain from bankruptcy exit	119,408	—	119,408	*	36.4%	—
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	69,483	(308,705)	378,188	122.5%	21.2%	(97.5)%
Net income attributed to noncontrolling interest in variable interest entities	4,409	552	3,857	698.7%	1.3%	0.2%
Net income (loss) attributed to Pacific Ethanol, Inc.	$73,892	$(308,153)	$382,045	124.0%	22.5%	(97.3)%
Preferred stock dividends	(2,847)	(3,202)	355	11.1%	(0.9)%	(1.0)%
Income (loss) available to common stockholders	$71,045	$(311,355)	$382,400	122.8%	21.6%	(98.4)%
_____________
*      Not meaningful.

Net Sales

The increase in our net sales for 2010 as compared to 2009 was primarily due to the increase in third party gallons sold and an increase in our average sales price per gallon, which were partially offset by a decrease in production gallons sold.

Total volume of production gallons sold decreased by 20%, or 17.0 million gallons, to 69.4 million gallons for 2010 as compared to 86.4 million gallons for 2009. The decrease in production gallons sold is primarily due to our deconsolidation of Front Range for all of 2010 and the deconsolidation of the Columbia and Magic Valley facilities for the three months ended September 30, 2010. Third-party gallons sold increased by 134%, or 115.9 million gallons, to 202.2 million gallons for 2010 as compared to 86.3 million gallons for 2009. The increase in third-party gallons sold is primarily due to increased sales under our third-party ethanol marketing arrangements, including gallons sold for Front Range for all of 2010 and gallons sold for the Columbia and Magic Valley facilities for the three months ended September 30, 2010.

Our average sales price per gallon increased 9% to $1.96 for 2010 from an average sales price per gallon of $1.80 for 2009. This increase in average sales price per gallon is also consistent with the average CBOT price per gallon, which increased 8% to $1.83 for 2010 from $1.70 for 2009.

Cost of Goods Sold and Gross Loss

Our gross loss improved to $0.8 million for 2010 from $22.0 million for 2009 primarily due to higher ethanol prices and lower depreciation expense. Our gross margin decreased to negative 0.2% for 2010 as compared to negative 7.0% for 2009.

The improvement in gross margin resulted from higher ethanol prices and lower depreciation expense in 2010, which were partially offset by an increase in corn costs. At the end of 2009, we recognized asset impairment charges, reducing our asset base and therefore reducing our future depreciation expenses. Total depreciation expense decline 76% to $8.0 million for 2010 from $33.3 million for 2009. In addition, in 2009, we included the gross profit of Front Range in our consolidated results, however these results are not included in our 2010 results.

These factors were partially offset by higher corn costs. Corn is the single largest component of the total cost of our ethanol production. Our average price of corn increased by 8.8% to $4.33 per bushel in 2010 from $3.98 per bushel in 2009.

We are eligible to participate in the California Ethanol Producer Incentive Program through the Pacific Ethanol Plants located in California. For the year ended December 31, 2010, we recorded $0.5 million as a reduction to cost of goods sold.

Selling, General and Administrative Expenses

Our SG&A decreased by $8.5 million to $13.0 million for 2010 as compared to $21.5 million for 2009. SG&A also decreased as a percentage of net sales due to relatively flat net sales. The decrease in the amount of SG&A is primarily due to the following factors:

•	professional fees decreased by $3.4 million due to cost saving efforts and a reduction of $2.1 million in professional fees associated with fewer debt restructuring efforts;

•	SG&A associated with Front Range decreased by $2.6 million as we no longer consolidate Front Range’s financial results;

•
payroll and benefits decreased by $2.4 million due to a reduction in the total number of employees as we reduced the number of administrative positions in 2009 in response to reduced ethanol production and related support needs;

•	other general corporate expenses, including rent, decreased by $0.8 million due to a reduction in office space and other cost saving efforts; and

•	SG&A associated with the Pacific Ethanol Plants decreased by $0.3 million as we did not consolidate their financial results with our own for the three months ended September 30, 2010.

These decreases were partially offset by the following factors:

•	an increase in bad debt expense of $0.8 million due to a significant recovery of a trade receivable in 2009 that did not recur in 2010; and

•	an increase in noncash compensation expense of $0.5 million in 2010 due primarily to an increase in restricted stock grants to our employees and directors.

Asset Impairments

Our asset impairments were $252.4 million in 2009. In accordance with FASB ASC 360, Property, Plant and Equipment, we performed an impairment analysis on our long-lived assets, including our ethanol production facilities and assets associated with our suspended plant construction project in the Imperial Valley near Calipatria, California, or the Imperial Project. Based on our probability-weighted cash flows for our long-lived assets, including the then current status of the Plant Owners’ restructuring efforts as they prepared to file a plan of reorganization, we determined that these assets must be assessed for impairment. The assessments resulted in a noncash impairment charge of $250.2 million, thereby initially reducing our property and equipment by that amount. Also in accordance with FASB ASC 360, we assessed for impairment our assets associated with our Imperial Project, which resulted in an impairment charge of $2.2 million in 2009.

Loss on Investment in Front Range

On September 27, 2010, we entered into an agreement to sell our entire interest in Front Range for $18.5 million in cash. The carrying value of our interest in Front Range prior to the sale was $30.6 million. As a result, we reduced our investment in Front Range to fair value, resulting in charge of $12.1 million. We closed the sale of our interest in Front Range on October 6, 2010.

Loss on Extinguishments of Debt

We were party to agreements designed to satisfy our then outstanding debt to Lyles. Under these agreements, we issued shares to a third party which acquired outstanding debt owed to Lyles in successive tranches. During 2010, under the terms of these agreements, we issued an aggregate of 24.1 million shares of common stock, resulting in an aggregate loss of $2.2 million.

Gain from Write-Off of Liabilities

We sold the assets associated with the Imperial Project in the fourth quarter of 2009. The resulting cash proceeds and the settlement of the remaining liabilities were deemed out of our control as they had been assigned to a trustee. As a result, we wrote-off the remaining liabilities, resulting in a gain of $14.2 million in 2009.

Fair Value Adjustments on Convertible Notes and Warrants

We issued senior convertible notes and warrants in 2010 for $35.0 million in cash. The senior convertible notes and warrants are recorded at fair value. We recorded a charge of $11.7 million related to the original issuance and subsequent fair value adjustments of these instruments. The following reconciliation summarizes the initial amounts recognized for the issuance of the senior convertible notes and warrants and subsequent amounts that are recorded in the statements of operations as fair value adjustments to senior convertible notes and warrants (in thousands):

	Balance Sheet		Statements of Operations
	Convertible Notes	Warrants	Fair Value Gain (Loss)
Issuance of $35.0 million on October 6, 2010	$37,474	$7,445	$(9,919)
Write-off of issuance costs	—	—	(2,910)
Adjustments to fair value for the period	634	(1,727)	1,093
Ending balance, December 31, 2010	$38,108	$5,718	$11,736

Interest Expense

Interest expense decreased by $7.5 million to $6.3 million in 2010 from $13.8 million in 2009. The decrease is primarily due to the completion of the Plant Owners’ bankruptcy proceedings, resulting in reduced debt on their balance sheet. In addition, other indebtedness owed to Lyles was extinguished during 2010, further reducing interest expense for 2010 as compared to 2009.

Other Income (Expense), Net

Other income (expense) increased by $2.0 million to $0.3 million in 2010 from other expense of $1.7 million in 2009. The increase in other income (expense) is primarily due to a gain of $1.6 million associated with our acquisition of a 20% ownership interest in New PE Holdco, as we paid for our ownership interest at a discount to the fair value of the net assets of New PE Holdco.

Reorganization Costs and Gain from Bankruptcy Exit

In accordance with FASB ASC 852, Reorganizations, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of our business must be reported separately as reorganization items in the statements of operations. We wrote-off a portion of our unamortized deferred financing fees on the debt which was considered to be unlikely to be repaid. During 2009, the Plant Owners settled a prepetition accrued liability with a vendor, resulting in a realized gain. Professional fees directly related to the reorganization include fees associated with advisors to the Plant Owners, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code.

The Plant Owners’ reorganization costs consisted of the following (in thousands):

	December 31,
	2010	2009
Professional fees	$4,026	$5,198
Write-off of unamortized deferred financing fees	—	7,545
Settlement of accrued liability	—	(2,008)
DIP financing fees	—	750
Trustee fees	127	122
Total	$4,153	$11,607

As of the Effective Date, we no longer owned the Plant Owners. As a result, we removed the net liabilities from our consolidated financial statements, resulting in a net gain from bankruptcy exit of $119.4 million.

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entities

Net loss attributed to noncontrolling interest in variable interest entities relate to the consolidated treatment of Front Range in 2009 and New PE Holdco for the three months ended December 31, 2010, both of which are variable interest entities, and represent the noncontrolling interest of others in the earnings of these entities. We consolidated their entire income statements for the applicable periods. However, because we owned less than 100% of each entity, we reduced our net income or increased our net loss for the noncontrolling interest, which represents the remaining ownership interest that we do not own.

Preferred Stock Dividends

Shares of our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We have accrued dividends of $2.8 million and $3.2 million for 2010 and 2009, respectively, resulting in total accrued and unpaid dividends of $6.0 million in respect of our Series B Preferred Stock.

Liquidity and Capital Resources

During 2010, we funded our operations primarily from cash provided by operations, borrowings under our credit facilities and proceeds from the issuance and sale of our Convertible Notes and Warrants. As of December 31, 2010, we had positive working capital of $10.1 million. As of December 31, 2010 and 2009, we had cash and cash equivalents of $8.7 million and $17.5 million, respectively.

Our current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under our asset management agreement relating to our operation of the Pacific Ethanol Plants, distributions, if any, in respect of our ownership interest in New PE Holdco, and the remaining proceeds of any future debt and/or equity financings.

On June 30, 2010, we received a letter from The NASDAQ Stock Market, or NASDAQ, indicating that the bid price of our common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing. We were provided an initial period of 180 calendar days, or until December 27, 2010, during which to regain compliance. We failed to regain compliance by December 27, 2010 but, due to our transition from The NASDAQ Global Market to The NASDAQ Capital Market, we were provided a final additional period of 180 calendar days, or until June 27, 2011, during which to regain compliance. We may be unable to regain compliance with the closing bid price requirement by June 27, 2011. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors. See “Risk Factors.”

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, we are unable to service the principal and/or interest payments under the Convertible Notes through the issuance of shares of our common stock, if our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, or hinder our ability to compete.

Quantitative Year-End Liquidity Status

We believe that the following amounts provide insight into our liquidity and capital resources. The following selected financial information should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report (dollars in thousands):

	As of and for the Year Ended December 31,
	2010	2009	Variance
Current assets	$57,962	$48,776	18.8%
Current liabilities	$47,831	$96,431	(50.4%	)
Property and equipment, net	$168,976	$243,733	(30.7%	)
Notes payable, net of current portion	$84,981	$12,739	567.1%
Cash used in operating activities	$(36,921)	$(6,302)	(485.9%	)
Working capital	$10,131	$(47,655)	121.3%
Working capital ratio	1.21	0.51	137.3%

Change in Working Capital and Cash Flows

Working capital increased from a deficit of $47.7 million at December 31, 2009 to positive working capital $10.1 million at December 31, 2010 as a result of an increase in current assets of $9.2 million and a significant decrease in current liabilities of $48.6 million.

Current assets increased primarily due to an increase in accounts receivable and inventories, as two additional Pacific Ethanol Plants were operating at the end of 2010 as compared to 2009. At December 31, 2009, only the Columbia facility was operating, whereas, at December 31, 2010, the Columbia, Magic Valley and Stockton facilities were operating.

Current liabilities decreased significantly primarily due to a significant reduction in current indebtedness which was extinguished during 2010 in connection with the Plant Owners’ emergence from bankruptcy, which was partially offset by our issuance of new indebtedness represented by the Convertible Notes.

Cash used in our operating activities of $36.9 million resulted primarily from our net income, net of an $83.3 million reduction for noncash items, a $13.8 million increase in accounts receivable, a $7.5 million increase in inventories and a $2.0 million decrease in accounts payable, which were partially offset by a reduction of $0.1 million in other net assets.

Cash used in our investing activities of $13.4 million resulted primarily from our $19.5 million net purchase of our interest in New PE Holdco, a $10.5 million impact from our deconsolidation of Front Range, a $1.3 million impact from the Plant Owners’ exit from bankruptcy and $0.6 million in additions to property and equipment, which were partially offset by the $18.5 million sale of our interest in Front Range.

Cash provided by our financing activities of $41.5 million resulted primarily from $35.0 million in proceeds from the issuance and sale of our Convertible Notes and Warrants, $17.5 million in proceeds from our other borrowings, $5.2 million in proceeds from our debtor-in-possession financing associated with the Plant Owners’ bankruptcy, which were partially offset by $13.3 million in principal payments on related party indebtedness and $2.9 million in debt issuance costs.

Convertible Notes

On October 6, 2010, we raised $35.0 million through the issuance and sale of $35.0 million in principal amount of Initial Notes and Initial Warrants to purchase an aggregate of 20,588,235 shares of our common stock. On January 7, 2011, under the terms of exchange agreements with the holders of the Initial Notes and Initial Warrants, we issued $35.0 million in principal amount of Convertible Notes in exchange for the Initial Notes and issued Warrants to purchase an aggregate of 20,588,235 shares of our common stock in exchange for the Initial Warrants.

The transactions contemplated by the exchange agreements were entered into to, among other things, clarify previously ambiguous language in the Initial Notes and Initial Warrants, provide us with additional time to meet our registration obligations and to add additional flexibility to our ability to incur indebtedness subordinated to the Convertible Notes.

The Convertible Notes mature on January 6, 2012, subject to the right of the lenders to extend the date (i) if an event of default under the Convertible Notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Convertible Notes, and (ii) for a period of 20 business days after the consummation of specific types of transactions involving a change of control. The Convertible Notes bear interest at the rate of 8% per annum, which is compounded monthly. The interest rate will increase to 15% per annum upon the occurrence of an event of default.

The holders of the Convertible Notes are entitled to interest, amortization payments and other amounts. We are required to pay a late charge of 15% on any amount of principal or other amounts due which are not paid when due.

Interest on the Convertible Notes is payable in arrears on specified installment dates. If a holder elects to convert or redeem all or any portion of a Convertible Note prior to the maturity date, all interest that would have accrued on the amount being converted or redeemed through the maturity date will also be payable. If we elect to redeem all or any portion of a Convertible Note prior to the maturity date, all interest that would have accrued through the maturity date on the amount redeemed will also be payable.

We are obligated to make amortization payments with respect to the principal amount of each Convertible Note on each of the following dates, collectively, the Installment Dates: (i) March 7, 2011; (ii) May 2, 2011; and (iii) the first trading day of each calendar month thereafter. The amortizing portion of the principal of each Convertible Note, or Monthly Amortization Amount, will equal the fraction of each Convertible Note, the numerator of which is equal to the original outstanding principal amount of the Convertible Note and the denominator of which is equal to the number of Installment Dates remaining until the maturity date.

We may elect to pay the Monthly Amortization Amount and applicable interest in cash or shares of our common stock, at our election, subject to the satisfaction of certain conditions.

All amounts due under the Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a specified conversion price, or Conversion Price. The Convertible Notes were initially convertible into shares of our common stock at the initial Conversion Price of $0.85 per share, or Fixed Conversion Price. The Convertible Notes are now convertible into shares of our common stock at a price determined as follows:

•
If we have elected to make an amortization payment in shares of common stock and the date of conversion occurs during the 15 calendar day period following (and including) the applicable Installment Date, or Initial Period, the Conversion Price will equal the lesser of (i) the Fixed Conversion Price, and (ii) the average of the volume weighted average prices of our common stock for each of the five lowest trading days during the 20 trading day period immediately prior to the Initial Period.

•
If we have elected to make an amortization payment in shares of common stock and the date of conversion occurs during the period beginning on the 16th calendar day after the applicable Installment Date and ending on the day immediately prior to the next Installment Date or the maturity date, the Conversion Price will equal the lesser of (i) the Fixed Conversion Price, and (ii) the closing bid price of our common stock on the trading date immediately before the date of conversion.

In addition, if an event of default has occurred and is continuing, the Conversion Price will be equal to the lesser of (i) the Fixed Conversion Price, and (ii) the closing bid price of our common stock on the trading date immediately before the date of conversion.

The Fixed Conversion Price is subject to “full ratchet” anti-dilution adjustment where if we were to issue or are deemed to have issued specified securities at a price lower than the then applicable Fixed Conversion Price, the Fixed Conversion Price will immediately decline to equal the price at which we issued or are deemed to have issued the securities. In addition, if we sell or issue any securities with “floating” conversion prices based on the market price of our common stock, the holder of a Convertible Note will have the right to substitute that “floating” conversion price for the Fixed Conversion Price upon conversion of all or part of the Convertible Note.

We have agreed to pay “buy-in” damages of the converting holder if we fail to timely deliver common stock upon conversion of the Convertible Notes.

New PE Holdco Term Debt and Working Capital Line of Credit

On the Effective Date, approximately $294.4 million in prepetition and post petition secured indebtedness of the Plant Owners was restructured under a Credit Agreement entered into on June 25, 2010 among the Plant Owners, as borrowers, and West LB, AG, New York Branch, and other lenders. Under the Plan, the Plant Owners’ existing prepetition and post petition secured indebtedness of approximately $294.4 million was restructured to consist of approximately $50.0 million in three-year term loans and a new three-year revolving credit facility of up to $35.0 million to fund working capital requirements.

Notes Payable to Related Parties

On March 31, 2009, our Chairman of the Board and our Chief Executive Officer provided funds in the aggregate amount of $2.0 million for general working capital purposes, in exchange for two unsecured promissory notes payable by us. Interest on the unpaid principal amounts accrues at a rate per annum of 8.00%. All principal and accrued and unpaid interest on the promissory notes was due and payable in March 2010. The maturity date of these notes was initially extended to January 5, 2011. On October 29, 2010, we repaid $750,000 of principal on these notes and all accrued and unpaid interest. On November 5, 2010, we further extended the maturity date of these notes to March 31, 2012.

Kinergy Operating Line of Credit

Kinergy maintains a credit facility in the aggregate amount of up to $20.0 million. The credit facility expires on December 31, 2013. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (LIBOR), plus (ii) a specified applicable margin ranging between 3.50% and 4.50%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $3,000 monthly servicing fee. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited to $750,000 per fiscal quarter in 2011, $800,000 per fiscal quarter in 2012, and $850,000 per fiscal quarter in 2013. Kinergy is required to meet specified EBITDA and fixed coverage ratio financial covenants under the credit facility and is prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. Kinergy’s obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender. We have guaranteed all of Kinergy’s obligations under the credit facility.

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

We derive revenue primarily from sales of ethanol and related co-products. We recognize revenue when title transfers to our customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, we engage in three basic types of revenue generating transactions:

•	As a producer. Sales as a producer consist of sales of our inventory produced at the Pacific Ethanol Plants.

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

Consolidation of Variable Interest Entities

We have determined that Front Range met the definition of a variable interest entity through our prior ownership interest in that entity. Since our initial acquisition of our ownership interest in Front Range through December 31, 2009, we determined that we were the primary beneficiary of Front Range and we were therefore required to treat Front Range as a consolidated subsidiary for financial reporting purposes rather than use equity investment accounting treatment. As a result, we consolidated the financial results of Front Range, including its entire balance sheet with the balance of the noncontrolling interest displayed as a component of equity, and its income statement after intercompany eliminations with an adjustment for the noncontrolling interest as net income (loss) attributed to noncontrolling interest in variable interest entity, through December 31, 2009.

Effective January 1, 2010, we adopted new accounting guidance. Under the new guidance, we concluded that we were no longer the primary beneficiary of Front Range. As a result, effective January 1, 2010, we deconsolidated the financial results of Front Range. Our conclusion that we were no longer the primary beneficiary of Front Range was based upon our determination that we did not have the power to direct most of the activities that most significantly impact Front Range’s economic performance. Some of those activities include efficient management and operations of its ethanol production facility, procurement of feedstock, sale of co-products and implementation of risk management strategies.

On October 6, 2010, we acquired a 20% ownership interest in New PE Holdco. We have determined that New PE Holdco is a variable interest entity. We also determined that we are the primary beneficiary of New PE Holdco and therefore we are required to consolidate the results of New PE Holdco in the same manner as we previously accounted for Front Range, as discussed above.

These determinations will be reviewed for appropriateness at each future reporting period.

Convertible Notes and Warrants Carried at Fair Value

We have elected the fair value alternative for our Convertible Notes in order to simply our accounting and reporting. We have also recorded our Warrants issued in connection with our Convertible Notes at fair value. We believe the valuation of the Convertible Notes and Warrants is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value the conversion feature. Changes in such estimates, and in particular certain of the inputs to the valuation, can be volatile from period to period and may markedly impact the total mark-to-market on the Convertible Notes and Warrants recorded as fair value adjustments in our consolidated statements of operations.

We recorded fair value adjustments on convertible notes and warrants of $11.7 million for the year ended December 31, 2010.

Impairment of Long-Lived and Intangible Assets

Our long-lived assets have been primarily associated with the Pacific Ethanol Plants, reflecting the original cost of construction, adjusted for any prior impairment.

We evaluate impairment of long-lived assets in accordance with FASB ASC 360. We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of each asset (or asset group) could be less than the net book value of the asset (or asset group). We assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows each asset (or asset group) is expected to generate plus the net proceeds expected from the sale of the asset (or asset group). If the amount of proceeds is less than the carrying value of the asset (or asset group), we then determine the fair value of the asset (or asset group). An impairment loss would be recognized when the fair value is less than the related net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of our customers.

We review our intangible assets with indefinite lives at least annually or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the acquired assets.

We recognized asset impairment charges associated with the Pacific Ethanol Plants and our Imperial Project in the aggregate amount of $252.4 million in 2009. We did not recognize any asset impairment charges in 2010.

Allowance for Doubtful Accounts

We sell ethanol primarily to gasoline refining and distribution companies and sell WDG to dairy operators and animal feed distributors. We had significant concentrations of credit risk from sales of our ethanol as of December 31, 2010 and 2009, as described in Note 1 to our consolidated financial statements included elsewhere in this report. However, those ethanol customers historically have had good credit ratings and historically we have collected amounts that were billed to those customers. Receivables from customers are generally unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

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

We recognized a recovery of bad debt expense of $0.2 million and $1.0 million for 2010 and 2009, respectively.

Impact of New Accounting Pronouncements

On June 12, 2009, the FASB amended its guidance to ASC 810, Consolidations, surrounding a company’s analysis to determine whether any of its variable interest entities constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Effective January 1, 2010, we adopted this guidance and concluded that we were no longer the primary beneficiary of Front Range. As a result, effective January 1, 2010, we deconsolidated the financial results of Front Range from our own.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our internal control over financial reporting was effective.

In making its assessment of our internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework.

Management's report was not subject to attestation by our certified registered public accounting firm pursuant to rules established by the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Ex change Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have audited the accompanying consolidated balance sheets of Pacific Ethanol, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Ethanol, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Irvine, California
March 31, 2011

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
ASSETS	2010	2009

Current Assets:
Cash and cash equivalents	$8,736	$17,545
Accounts receivable, net of allowance for doubtful accounts of $287 and $1,016, respectively	25,855	12,765
Inventories	17,306	12,131
Prepaid inventory	2,715	3,192
Other current assets	3,350	3,143
Total current assets	57,962	48,776

Total property and equipment, net	168,976	243,733
Other Assets:
Intangible assets, net	5,382	5,156
Other assets	1,763	1,154
Total other assets	7,145	6,310
Total Assets (a)	$234,083	$298,819
__________
(a)	Assets of the consolidated variable interest entities that can only be used to settle obligations of those entities were $183,652 and $61,955 as of December 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	2010	2009
Current Liabilities:
Accounts payable – trade	$6,472	$8,182
Accrued liabilities	3,236	7,063
Other liabilities – related parties	—	2,851
Current portion – long-term debt (including $0 and $33,500 due to a related party, respectively, and $38,108 and $0 at fair value, respectively)	38,108	77,364
Derivative instruments	15	971
Total current liabilities	47,831	96,431

Long-term debt, net of current portion	84,981	12,739
Accrued preferred dividends	6,050	3,202
Other liabilities	7,406	1,828
Liabilities subject to compromise	—	242,417
Total Liabilities (b)	146,268	356,617
Commitments and contingencies (Notes 1, 5, 6 and 12)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of December 31, 2010 and 2009	—	—
Series B: 2,109,772 shares authorized; 1,455,924 and 2,346,152 shares issued and outstanding as of December 31, 2010 and 2009, respectively; liquidation preference of $34,440 as of December 31, 2010	1	2
Common stock, $0.001 par value; 300,000,000 shares authorized; 90,427,009 and 57,469,598 shares issued and outstanding as of December 31, 2010 and 2009, respectively	90	57
Additional paid-in capital	504,546	480,948
Accumulated deficit	(511,794)	(581,076)
Total Pacific Ethanol, Inc. Stockholders’ Equity (Deficit)	(7,157)	(100,069)
Noncontrolling interest in variable interest entities	94,972	42,271
Total stockholders’ equity (deficit)	87,815	(57,798)
Total Liabilities and Stockholders’ Equity (Deficit)	$234,083	$298,819
___________
(b)	Liabilities of the variable interest entities for which creditors do not have recourse to the general credit of the Company were $74,939 and $18,613, as of December 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009
Net sales	$328,332	$316,560
Cost of goods sold	329,143	338,607
Gross loss	(811)	(22,047)
Selling, general and administrative expenses	12,956	21,458
Asset impairments	—	252,388
Loss from operations	(13,767)	(295,893)
Loss on investment in Front Range	(12,146)	—
Loss on extinguishments of debt	(2,159)	—
Gain from write-off of liabilities	—	14,232
Fair value adjustments on convertible notes and warrants	(11,736)	—
Interest expense, net	(6,261)	(13,771)
Other expense, net	297	(1,666)
Loss before reorganization costs, gain from bankruptcy exit and provision for income taxes	(45,772)	(297,098)
Reorganization costs	(4,153)	(11,607)
Gain from bankruptcy exit	119,408	—
Provision for income taxes	—	—
Net income (loss)	69,483	(308,705)
Net loss attributed to noncontrolling interest in variable interest entities	4,409	552
Net income (loss) attributed to Pacific Ethanol, Inc.	$73,892	$(308,153)
Preferred stock dividends	$(2,847)	$(3,202)
Income (loss) available to common stockholders	$71,045	$(311,355)
Income (loss) per share, basic	$0.97	$(5.45)
Income (loss) per share, diluted	$0.80	$(5.45)
Weighted-average shares outstanding, basic	73,600	57,084
Weighted-average shares outstanding, diluted	93,647	57,084

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	VIE	Total
Balances, January 1, 2009	2,346	$2	57,750	$58	$479,034	$(269,721)	$42,823	$252,196
Stock-based compensation expense – restricted stock to employees and directors, net of cancellations	—	—	(280)	(1)	1,914	—	—	1,913
Preferred stock dividends	—	—	—	—	—	(3,202)	—	(3,202)
Net loss	—	—	—	—	—	(308,153)	(552)	(308,705)
Balances, December 31, 2009	2,346	$2	57,470	$57	$480,948	$(581,076)	$42,271	$(57,798)
Deconsolidation of Front Range	—	$—	—	$—	$—	$(1,763)	$(42,271)	$(44,034)
Consolidation of New PE Holdco	—	—	—	—	—	—	99,381	99,381
Stock-based compensation expense – restricted stock to employees and directors, net of cancellations	—	—	3,921	4	2,467	—	—	2,471
Conversion of preferred stock to common stock	(890)	(1)	4,949	5	(4)	—	—	—
Shares issued in debt extinguishments	—	—	24,087	24	21,135	—	—	21,159
Preferred stock dividends	—	—	—	—	—	(2,847)	—	(2,847)
Net income (loss)	—	—	—	—	—	73,892	(4,409)	69,483
Balances, December 31, 2010	1,456	$1	90,427	$90	$504,546	$(511,794)	$94,972	$87,815

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2010	2009
Operating Activities:
Net income (loss)	$69,483	$(308,705)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Non-cash reorganization costs:
Gain on bankruptcy exit	(119,408)	—
Write-off of unamortized deferred financing fees	—	7,545
Settlement of accrued liability	—	(2,008)
Loss on investment in Front Range, held for sale	12,146	—
Fair value adjustments on convertible notes and warrants	11,736	—
Loss on extinguishments of debt	2,159	—
Asset impairments	—	252,388
Bargain purchase of New PE Holdco	(1,566)	—
Gain from write-off of liabilities	—	(14,232)
Depreciation and amortization of intangibles	9,110	34,876
Inventory valuation	(490)	873
Gain on derivative instruments	(1,049)	(3,671)
Amortization of deferred financing costs	1,001	1,193
Non-cash compensation	2,471	1,924
Equity earnings on Front Range	928	—
Bad debt recovery	(184)	(955)
Changes in operating assets and liabilities:
Accounts receivable	(13,789)	12,015
Restricted cash	—	2,315
Inventories	(7,462)	5,404
Prepaid expenses and other assets	(516)	2,434
Prepaid inventory	477	(1,176)
Accounts payable and accrued expenses	(1,968)	3,478
Net cash used in operating activities	$(36,921)	$(6,302)
Investing Activities:
Additions to property and equipment	$(643)	$(4,304)
Proceeds from sale of investment in Front Range	18,500	—
Investment in New PE Holdco, net of cash acquired	(19,494)	—
Net cash impact of deconsolidation of Front Range	(10,486)	—
Net cash impact of bankruptcy exit	(1,301)	—
Proceeds from sales of available-for-sale investments	—	7,679
Net cash provided by (used in) investing activities	$(13,424)	$3,375
Financing Activities:
Proceeds from convertible notes and warrants	$35,000	$—
Payments for debt issuance costs	(2,909)	—
Proceeds from borrowings under DIP financing	5,173	19,827
Proceeds from related party borrowings	—	2,000
Proceeds from other borrowings	17,522	—
Principal payments paid on related party borrowings	(13,250)	—
Principal payments paid on other borrowings	—	(12,821)
Net cash provided by financing activities	$41,536	$9,006
Net increase (decrease) in cash and cash equivalents	(8,809)	6,079
Cash and cash equivalents at beginning of period	17,545	11,466
Cash and cash equivalents at end of period	$8,736	$17,545

Supplemental Information:
Interest paid	$9,771	$3,349
Non-cash financing and investing activities:
Preferred stock dividends accrued	$2,847	$3,202
Debt extinguished with issuance of common stock	$19,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS.

Organization and Business – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation (“PEI California”), Kinergy Marketing, LLC, an Oregon limited liability company (“Kinergy”) and Pacific Ag. Products, LLC, a California limited liability company (“PAP”) for all periods presented, and for the periods specified below, the Plant Owners (as defined below), and Front Range Energy, LLC, a Colorado limited liability company (“Front Range”) (collectively, the “Company”).

The Company is the leading marketer and producer of low carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), and provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies and sells its WDG to dairy operators and animal feed distributors.

On May 17, 2009, five indirect wholly-owned subsidiaries of Pacific Ethanol, Inc., namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and Pacific Ethanol Holding Co. LLC (together with the Pacific Ethanol Plants, the “Plant Owners”) each filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in an effort to restructure their indebtedness (the “Chapter 11 Filings”). The Plant Owners continued to operate their businesses and manage their properties as debtors and debtors-in-possession during the pendency of the bankruptcy proceedings.

On June 29, 2010 (the “Effective Date”), the Plant Owners declared effective their amended joint plan of reorganization (the “Plan”) with the Bankruptcy Court, which was structured in cooperation with certain of the Plant Owners’ secured lenders. Under the Plan, on the Effective Date, 100% of the ownership interests in the Plant Owners were transferred to a newly-formed limited liability company, New PE Holdco, LLC (“New PE Holdco”) which was wholly-owned by certain prepetition lenders, resulting in each of the Plant Owners becoming wholly-owned subsidiaries of New PE Holdco.

Effective June 29, 2010, under a new asset management agreement, the Company manages the production and operation of the Pacific Ethanol Plants. These four facilities have an aggregate annual production capacity of up to 200 million gallons. As of December 31, 2010, three of the facilities were operating and one of the facilities was idled. If market conditions continue to improve, the Company may resume operations at the Madera, California facility, subject to the approval of New PE Holdco.

On October 6, 2010, the Company purchased a 20% ownership interest in New PE Holdco, a variable interest entity (“VIE”), from a number of New PE Holdco’s existing owners. At that time, the Company determined it was the primary beneficiary of New PE Holdco, and as such, has consolidated the results of New PE Holdco since that time. See Note 2 – Variable Interest Entities.

On October 6, 2010, the Company sold its entire 42% ownership interest in Front Range, also a VIE, which owns a plant located in Windsor, Colorado, with an annual production capacity of up to 50 million gallons. Upon the Company’s original acquisition of its 42% ownership interest, the Company determined it was the primary beneficiary of Front Range, and as such, consolidated its financial results since the acquisition date through December 31, 2009. On January 1, 2010, the Company determined it was no longer the primary beneficiary of Front Range and since then recorded its investment in Front Range under the equity method of accounting.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity – The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including its credit facilities, will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, the Company is unable to service the principal and/or interest payments under its outstanding senior convertible notes through the issuance of shares of its common stock, if the Company’s capital requirements or cash flow vary materially from its current projections, if unforeseen circumstances occur, or if the Company requires a significant amount of cash to fund future acquisitions, the Company may require additional financing. The Company’s failure to raise capital, if needed, could restrict its growth, or hinder its ability to compete.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies and sells WDG to dairy operators and animal feed distributors generally without requiring collateral. Due to a limited number of ethanol customers, the Company had significant concentrations of credit risk from sales of ethanol as of December 31, 2010 and 2009, as described below.

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

The allowance for doubtful accounts was $287,000 and $1,016,000 as of December 31, 2010 and 2009, respectively. The Company recorded a bad debt recovery of $184,000 and $955,000 for the years ended December 31, 2010 and 2009, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells fuel-grade ethanol to gasoline refining and distribution companies. The Company had sales to customers representing 10% or more of total net sales as follows:

	Years Ended December 31,
	2010	2009
Customer A	19%	19%
Customer B	5%	13%

As of December 31, 2010, the Company had accounts receivable due from these customers totaling $7,976,000, representing 31% of total accounts receivable. As of December 31, 2009, the Company had accounts receivable due from these customers totaling $2,536,000, representing 20% of total accounts receivable.

The Company purchases fuel-grade ethanol and corn, its largest cost component in producing ethanol, from its suppliers. The Company had purchases from ethanol and corn suppliers representing 10% or more of total purchases by the Company in the purchase and production of ethanol as follows:

	Years Ended December 31,
	2010	2009
Supplier A	31%	10%
Supplier B	16%	17%
Supplier C	13%	0%
Supplier D	4%	15%
Supplier E	0%	13%

Inventories – Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	December 31,
	2010	2009
Finished goods	$11,105	$2,483
Work in progress	4,087	2,230
Raw materials	1,308	5,957
Other	806	1,461
Total	$17,306	$12,131

Property and Equipment – Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Facilities and plant equipment	10 – 25 years
Other equipment, vehicles and furniture	5 – 10 years
Water rights	99 years

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Financing Costs – Deferred financing costs, which are included in other assets, are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method. However, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, upon the Chapter 11 Filings, the Plant Owners wrote off approximately $7,545,000 of their unamortized deferred financing fees related to their term loans and working capital lines of credit, which are reclassified as liabilities subject to compromise in the Company’s consolidated balance sheet as of December 31, 2009. Amortization of deferred financing costs was $1,001,000 and $1,193,000 for the years ended December 31, 2010 and 2009, respectively. Unamortized deferred financing costs were approximately $1,615,000 at December 31, 2010 and are recorded in other assets in the consolidated balance sheets.

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

Consolidation of Variable Interest Entities – For each of the Company’s VIEs, the Company must determine if it is the primary beneficiary and if so, is therefore required to treat each VIE as a consolidated subsidiary for financial reporting purposes rather than use equity investment accounting treatment. The Company consolidated the financial results of these VIEs, in which it was deemed the primary beneficiary, for their respective periods, including their entire balance sheets with the balance of the noncontrolling interest displayed as a component of equity, and the statements of operations after intercompany eliminations with an adjustment for the noncontrolling interest as net income (loss) attributed to noncontrolling interest in variable interest entities.

On June 12, 2009, the FASB amended its guidance to ASC 810, Consolidations, surrounding a company’s analysis to determine whether any of its variable interest entities constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has identified Front Range and New PE Holdco as its VIEs. The Company determined that it must consolidate Front Range through the year ended December 31, 2009 and that it must consolidate New PE Holdco since its acquisition on October 6, 2010. Under the new guidance above, the Company determined effective January 1, 2010, that it was no longer the primary beneficiary of Front Range and, as a result, no longer consolidated Front Range’s results. As long as the Company is deemed the primary beneficiary of New PE Holdco, it must treat New PE Holdco as a consolidated subsidiary for financial reporting purposes.

Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. The Company derives revenue primarily from sales of ethanol and related co-products. The Company recognizes revenue when title transfers to its customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, the Company engages in three basic types of revenue generating transactions:

•	As a producer. Sales as a producer consist of sales of the Company’s inventory produced at the Pacific Ethanol Plants.

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

Revenue from sales of third-party ethanol and co-products is recorded net of costs when the Company is acting as an agent between the customer and supplier and gross when the Company is a principal to the transaction. The Company recorded $3,043,000 and $274,000 in net sales when acting as an agent for the years ended December 31, 2010 and 2009, respectively. Several factors are considered to determine whether the Company is acting as an agent or principal, most notably whether the Company is the primary obligor to the customer and whether the Company has inventory risk and related risk of loss or whether the Company adds meaningful value to the vendor’s product or service. Consideration is also given to whether the Company has latitude in establishing the sales price or has credit risk, or both.

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

California Ethanol Producer Incentive Program – The Company is eligible to participate in the California Ethanol Producer Incentive Program (“CEPIP”) through the Pacific Ethanol Plants located in California. The CEPIP is a program that provides funds to the eligible California facility, up to $0.25 per gallon of production, when current production corn crush spreads drop below $0.55 per gallon. The program may provide up to $3,000,000 per plant per year of operation through 2014. For any month in which a payment is made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. Since these funds are provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company records the proceeds, if any, as a credit to cost of goods sold. The Company will assess the likelihood of reimbursement in future periods as corn crush spreads approach $1.00 per gallon. If it becomes likely that amounts may be reimbursed, the Company will accrue a liability for such payment and recognize the costs as a reduction to cost of goods sold. The Company recorded $519,000 as a reduction to cost of goods sold for the year ended December 31, 2010.

Stock-Based Compensation – The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award on the date of grant. Fair value is determined as the closing market price of the Company’s common stock on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and makes revisions, if necessary, in the second quarter of each year if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested forfeitures at 5% and 3% as of December 31, 2010 and 2009, respectively. The Company recognizes stock-based compensation expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes – Income taxes are accounted for under the asset and liability approach, where deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense, net and other income (expense), net, respectively.

Income (Loss) Per Share – Basic income (loss) per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net income (loss) and are considered in the calculation of income (loss) available to common stockholders in computing basic income (loss) per share.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2010
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$73,892
Preferred stock dividends	(2,847)
Basic income per share:
Income available to common stockholders	$71,045	73,600	$0.97
Convertible notes	657	10,669
Preferred stock dividends	2,847	8,388
Warrants	—	990
Diluted income per share:
Income available to common stockholders	$74,549	93,647	$0.80

	Year Ended December 31, 2009
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(308,153)
Preferred stock dividends	(3,202)
Basic and diluted earnings per share:
Loss available to common stockholders	$(311,355)	57,084	$(5.45)

The Company has accrued and unpaid dividends of $6,050,000, or $0.08 per share of common stock, in respect of its Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”). There were an aggregate of 7,957,000 and 7,038,000 potentially dilutive shares from stock options, common stock warrants and convertible securities outstanding as of December 31, 2010 and 2009, respectively. These options, warrants and convertible securities were not considered in calculating diluted income (loss) per common share for the years ended December 31, 2010 and 2009, as their effect would be anti-dilutive. As discussed in Note 6, the Company intends to issue additional shares of its common stock in connection with its Convertible Notes (as defined in Note 6). Since December 31, 2010, through March 31, 2011, the Company issued 14,898,700 shares of its common stock in connection with its Convertible Notes. In addition, from January 1, 2011, through March 31, 2011, 528,982 shares of the Company’s Series B Preferred Stock were converted into 3,105,123 shares of the Company’s common stock.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments – The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company recorded at fair value its Convertible Notes and Warrants (each as defined in Note 6). As discussed in Note 13, the Company applied a 40% standard market recovery rate to its caps and swaps, and accordingly, applied the rate to its related debt carrying value, which were recorded in liabilities subject to compromise. The Company believes the carrying values of its other notes payable and long-term debt approximate fair value because the interest rates on these instruments are variable.

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

Subsequent Events – Management evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued for either disclosure or adjustment to the consolidated financial results. The Company has evaluated subsequent events up through the date of the filing of this report with the Securities and Exchange Commission.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassification had no effect on the net income (loss) reported in the consolidated statements of operations.

2.	VARIABLE INTEREST ENTITIES.

Consolidation of New PE Holdco – On October 6, 2010, the Company purchased a 20% ownership interest in New PE Holdco, a VIE, from a number of New PE Holdco’s existing equity owners. The Company paid $23,280,000 in cash for its 20% interest, which was approximately $1,566,000 below the fair value of New PE Holdco, which was recognized as a bargain purchase in other expense, net, in the consolidated statements of operations. The bargain purchase was determined based on the fair value of the net assets of New PE Holdco, using a combination of market data and the income approach.

The Company concluded that upon its purchase of a 20% ownership interest in New PE Holdco, the Company became the primary beneficiary of New PE Holdco and consolidated the financial results of New PE Holdco. In making this conclusion, the Company determined that New PE Holdco was a VIE and the Company, through its contractual arrangements (discussed below) had the power to direct most of its activities that most significantly impacted New PE Holdco’s economic performance. Some of these activities included efficient management and operation of the Pacific Ethanol Plants, procurement of feedstock, sale of co-products and implementation of risk management strategies.

The fair value was allocated to both the Company’s investment and the noncontrolling interests in variable interest entities. The gain represents the increase in value of New PE Holdco’s net assets since the Company negotiated its purchase price under its call option with owners of New PE Holdco.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the Company’s estimated fair values of New PE Holdco’s tangible and intangible assets and liabilities acquired (in thousands):

Cash	$3,786
Other current assets	20,336
Property and equipment	170,486
Other assets	1,195
Tradename	800
Total Assets	196,603

Total current liabilities	(8,522)
Long term debt	(51,279)
Other noncurrent liabilities	(12,575)
Total Liabilities	(72,376)
Noncontrolling interest in variable interest entity	(99,381)
Net Assets	$24,846

Since the Company’s acquisition of its interest in New PE Holdco, the Company has recognized approximately $72,827,000 in net sales and $5,727,000 in net losses attributed to New PE Holdco. The Company owned the Plant Owners and consolidated their results for the first half of 2010, resulting in the Company reporting the results of the Plant Owners for three of the four fiscal quarters. For the year ended December 31, 2010, the Company reported net sales of $328,332,000 and net income attributed to Pacific Ethanol of $73,892,000. Had the Company consolidated the results of New PE Holdco for all of 2010, the Company would have reported net sales of approximately $383,956,000 and net income attributed to Pacific Ethanol of $70,330,000. As the Plant Owners were consolidated into the Company’s results for all of 2009, there is no difference with the Company’s reported results.

Prior to the Company’s acquisition of its ownership interest in New PE Holdco, the Company, directly or through one of its subsidiaries, had entered into the management and marketing agreements described below.

The Company’s acquisition of its ownership interest in New PE Holdco does not impact the Company’s rights or obligations under any of the following agreements. Creditors of New PE Holdco do not have recourse to Pacific Ethanol.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded revenues and New PE Holdco recorded costs of approximately $778,000, related to the AMA for the period during which New PE Holdco’s financial results were consolidated with the Company’s financial results. As such, these amounts have been eliminated upon consolidation.

Ethanol Marketing Agreements – As contemplated by the Plan, on the Effective Date, Kinergy entered into separate ethanol marketing agreements with each of the two Plant Owners whose facilities were then operating, which granted Kinergy the exclusive right to purchase, market and sell the ethanol produced at those facilities. Kinergy has also entered into an ethanol marketing agreement with the Plant Owner whose facility was restarted in the fourth quarter of 2010. If the remaining idled facility becomes operational, it is contemplated that Kinergy would enter into a substantially identical ethanol marketing agreement with the applicable Plant Owner. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to Kinergy, an amount is to be paid equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred by Kinergy, minus (iii) the estimated incentive fee payable to Kinergy, which equals 1% of the aggregate third-party purchase price. To facilitate Kinergy’s ability to pay amounts owing, the ethanol marketing agreements require that Kinergy maintain one or more lines of credit of at least $5.0 million in the aggregate. Each of the ethanol marketing agreements has an initial term of one year and may be extended for additional one-year periods at the option of the individual Plant Owner.

The Company recorded revenues and New PE Holdco recorded costs of approximately $623,000 related to the ethanol marketing agreements for the period during which New PE Holdco was consolidated with the Company. These amounts were eliminated upon consolidation.

Corn Procurement and Handling Agreements – As contemplated by the Plan, on the Effective Date, PAP entered into separate corn procurement and handling agreements with each of the two Plant Owners whose facilities were then operating. Kinergy has also entered into a corn procurement and handling agreement with the Plant Owner whose facility was restarted in the fourth quarter of 2010. If the remaining idled facility becomes operational, it is contemplated that PAP would enter into a substantially identical corn procurement and handling agreement with the applicable Plant Owner. Under the terms of the corn procurement and handling agreements, each facility appointed PAP as its exclusive agent to solicit, negotiate, enter into and administer, on its behalf, corn supply arrangements to procure the corn necessary to operate its facility. PAP will also provide grain handling services including, but not limited to, receiving, unloading and conveying corn into the facility’s storage and, in the case of whole corn delivered, processing and hammering the whole corn.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded revenues and New PE Holdco recorded costs of approximately $571,000, related to the corn procurement and handling agreements for the period during which New PE Holdco was consolidated with the Company. These amounts were eliminated upon consolidation.

Distillers Grains Marketing Agreements – Under the Plan, on the Effective Date, PAP entered into separate distillers grains marketing agreements with each of the two Plant Owners whose facilities were then operating, which granted PAP the exclusive right to market, purchase and sell the WDG produced at the facility. Kinergy has also entered into a distillers grains marketing agreement with the Plant Owner whose facility was restarted in the fourth quarter of 2010. If the remaining idled facility becomes operational, it is contemplated that PAP would enter into a substantially identical WDG marketing agreement with the applicable Plant Owner. Under the terms of the distillers grains marketing agreements, within ten days after a Plant Owner delivers WDG to PAP, the Plant Owner is to be paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the WDG, minus (ii) the estimated amount of transportation costs to be incurred by PAP, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of WDG produced or marketed, minus (iv) the estimated incentive fee payable to PAP, which equals the greater of (a) 5% of the aggregate third-party purchase price, and (b) $2.00 for each ton of WDG sold in the transaction. Within the first five business days of each calendar month, the parties will reconcile and “true up” the actual purchase price, transportation costs, governmental fees and taxes, and incentive fees for all transactions entered into since the previous true-up date. Each distillers grains marketing agreement has an initial term of one year and may be extended for additional one-year periods at the option of the applicable Plant Owner.

The Company recorded revenues and New PE Holdco recorded costs of approximately $700,000, related to the distillers grain marketing agreements for the period which New PE Holdco was consolidated with the Company. These amounts were eliminated upon consolidation.

Deconsolidation and Sale of Front Range – On October 17, 2006, the Company entered into a Membership Interest Purchase Agreement with Eagle Energy, LLC to acquire Eagle Energy’s 42% ownership interest in Front Range. Front Range was formed on July 29, 2004 to construct and operate a 50 million gallon dry mill ethanol facility in Windsor, Colorado. Front Range began producing ethanol in June 2006. Upon initial acquisition of the 42% interest in Front Range, the Company determined that it was the primary beneficiary, and from that point consolidated the financial results of Front Range. Except for the marketing agreement discussed below, certain contracts and arrangements between the Company and Front Range have since terminated.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2010, the Company determined that it was no longer the primary beneficiary of Front Range and deconsolidated the financial results of Front Range. In making this conclusion, the Company determined that Front Range continued to be a variable interest entity; however, the Company did not have the power to direct most of the activities that most significantly impact the entity’s economic performance. Some of these activities included efficient management and operation of its facility, procurement of feedstock, sale of co-products and implementation of risk management strategies. Further, the Company’s maximum exposure was limited to its investment in Front Range. Upon deconsolidation, the Company removed $62,617,000 of assets and $18,584,000 of liabilities from its consolidated balance sheet and recorded a cumulative debit adjustment to retained earnings of $1,763,000. The periods presented in the consolidated financial statements prior to the effective date of the deconsolidation continue to include related balances associated with Front Range.

Effective January 1, 2010, the Company accounted for its investment in Front Range under the equity method, with equity earnings recorded in other income (expense) in the consolidated statements of operations

Sale of Front Range – On October 6, 2010, the Company sold its entire 42% ownership interest in Front Range for $18,500,000 in cash, resulting in a loss of $12,146,000.

3.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Facilities and plant equipment	$166,229	$307,142
Land	2,570	5,566
Other equipment, vehicles and furniture	4,635	4,749
Water rights – capital lease	—	1,613
Construction in progress	2,355	2,445
	175,789	321,515
Accumulated depreciation	(6,813)	(77,782)
	$168,976	$243,733

The Company, through its Plant Owners, maintains ethanol production facilities, with installed capacity of 200 million gallons per year. In accordance with the Company’s policy for evaluating impairment of long-lived assets in accordance with FASB ASC 360, Property, Plant and Equipment, management evaluates these facilities for possible impairment based on projected future cash flows from these facilities. As of the end of 2009, the Plant Owners were involved in the Chapter 11 Filings, and the Company was negotiating the Plant Owners’ reorganization, with different scenarios that could arise from the results of such negotiations. As such, the Company evaluated the various cash flow scenarios using a probability-weighted analysis. The analysis resulted in cash flows that were less than the carrying values of the facilities at December 31, 2009. The Company determined the fair value of these facilities was approximately $160,000,000, which was $247,657,000 below their carrying values, resulting in a noncash impairment charge. The Company’s estimate of fair value was based on both market transactions in 2009, for similar assets, giving more weight to those transactions that closed later in 2009, as well as valuations contemplated as the Company continued its negotiations with its lenders and other interested parties. Upon the Plant Owners’ emergence from their bankruptcy, New PE Holdco revalued these assets to approximately $170,485,000. Since October 6, 2010, the Company has consolidated the financial results of New PE Holdco and has therefore included these assets and their related depreciation expense in the Company’s financial results.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense, including idled property discussed below, was $8,536,000 and $34,160,000 for the years ended December 31, 2010 and 2009, respectively. One of the Pacific Ethanol Plants was idled at December 31, 2010 and two of the Pacific Ethanol Plants were idled at December 31, 2009. The carrying values of these facilities totaled $32,000,000 and $80,000,000 at December 31, 2010 and 2009, respectively. The Company continues to depreciate these assets which resulted in depreciation expense in the aggregate of $1,559,000 and $13,415,000 for the years ended December 31, 2010 and 2009, respectively.

4.	INTANGIBLE ASSETS.

Intangible assets consisted of the following (in thousands):

		December 31, 2010			December 31, 2009
	Useful Life (Years)	Gross	Accumulated Amortization/ Impairment	Net Book Value	Gross	Accumulated Amortization/ Impairment	Net Book Value
Non-Amortizing:
Kinergy tradename		$2,678	$—	$2,678	$2,678	$—	$2,678
Amortizing:
Customer relationships	10	4,741	(2,737)	2,004	4,741	(2,263)	2,478
Pacific Ethanol tradename	2	800	(100)	700	—	—	—
Total Intangible Assets, net		$8,219	$(2,837)	$5,382	$7,419	$(2,263)	$5,156

Kinergy Tradename – The Company recorded a tradename valued at $2,678,000 in 2006 as part of its acquisition of Kinergy. The Company determined that the tradename has an indefinite life and therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment on its tradename for the years ended December 31, 2010 and 2009.

Customer Relationships – The Company recorded customer relationships valued at $4,741,000 as part of its acquisition of Kinergy. The Company has established a useful life of ten years for these customer relationships.

Pacific Ethanol Tradename – The Company recorded a tradename valued at $800,000 as part of its acquisition of its ownership interest in New PE Holdco, which relates to its marketing and management agreements with Pacific Ethanol, Inc. The Company has established a useful life of two years for this intangible asset.

Amortization expense associated with intangible assets totaled $574,000 and $474,000 for the years ended December 31, 2010 and 2009, respectively. The weighted-average unamortized life of the intangible assets is 3.6 years.

The expected amortization expense relating to amortizable intangible assets in each of the five years after December 31, 2010 are (in thousands):

Years Ended December 31,	Amount
2011	$874
2012	774
2013	474
2014	474
2015	108
Total	$2,704

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold.

For the year ended December 31, 2010, the Company did not designate any of its derivatives as cash flow hedges. For the year ended December 31, 2009, the Company did designate certain of its derivatives as cash flow hedges, resulting in an effective loss of $17,000 and an ineffective loss in the amount of $85,000, both of which were recorded in cost of goods sold. There were no balances remaining on these derivatives as of December 31, 2010 and 2009.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized a loss of $178,000 and $249,000 as the change in the fair value of these contracts for the years ended December 31, 2010 and 2009, respectively. The notional balances remaining on these contracts as of December 31, 2010 and 2009 were $237,000 and $319,000, respectively.

Interest Rate Risk – The Company uses derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. During the year ended December 31, 2010, through both divesture of its investment and resulting deconsolidation of Front Range, and the emergence of the Plant Owners from bankruptcy, all interest rate caps and swaps were removed from the Company’s consolidated statement of position as of December 31, 2010.

Over the past two years, these derivatives were, at times, designated and documented as cash flow hedges, with effectiveness evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. The Company recognized gains from undesignated hedges of $1,227,000 in interest expense, net, for the year ended December 31, 2010. The Company recognized gains from effectiveness in the amount of $190,000 and gains from undesignated hedges of $2,529,000 in interest expense, net, for the year ended December 31, 2009. These gains and losses resulted primarily from the Company’s efforts to restructure its indebtedness prior to the Plant Owners’ Chapter 11 Filings, therefore making it not probable that the related borrowings would be paid as designated. As such, the Company de-designated certain of its interest rate caps and swaps.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of December 31, 2010
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$—	Derivative instruments	$15
		$—		$15

	As of December 31, 2009
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Other current assets	$21	Derivative instruments	$971
			Liabilities subject to compromise	2,875
		$21		$3,846

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follow (in thousands):

		Realized Gain (Loss)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2010	2009

Commodity contracts	Cost of goods sold	$(163)	$—
		$(163)	$—

		Unrealized Gain (Loss)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2010	2009

Commodity contracts	Cost of goods sold	$(15)	$—
Interest rate contracts	Interest expense, net	1,227	2,529
		$1,212	$2,529

The gains for the year ended December 31, 2010 resulted from the Plant Owners’ exit from bankruptcy. The gains for the year ended December 31, 2009 resulted primarily from the Company’s efforts to restructure its indebtedness and, therefore, making it not probable that the related borrowings would be paid as designated. As such, the Company de-designated certain of its interest rate caps and swaps.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DEBT.

Long-term borrowings are summarized in the table below (in thousands):

	December 31,
	2010	2009
Convertible notes, at fair value	$38,108	$—
New PE Holdco term debt	51,279	—
New PE Holdco operating line of credit	18,978	—
Notes payable to related party	—	31,500
DIP financing and rollup	—	39,654
Notes payable to related parties	1,250	2,000
Kinergy operating line of credit	13,474	2,452
Front Range related debt	—	14,497
	123,089	90,103
Less short-term portion	(38,108)	(77,364)
Long-term debt	$84,981	$12,739

Convertible Notes – On October 6, 2010, the Company raised $35,000,000 through the issuance and sale of $35,000,000 in principal amount of secured convertible notes (“Initial Notes”) and warrants (“Initial Warrants”) to purchase an aggregate of 20,588,235 shares of the Company’s common stock. On January 7, 2011, under the terms of exchange agreements with the holders of the Initial Notes and Initial Warrants, the Company issued $35,000,000 in principal amount of secured convertible notes (“Convertible Notes”) in exchange for the Initial Notes and warrants (“Warrants”) to purchase an aggregate of 20,588,235 shares of the Company’s common stock in exchange for the Initial Warrants.

The transactions contemplated by the exchange agreements were entered into to, among other things, clarify previously ambiguous language in the Initial Notes and Initial Warrants, provide the Company with additional time to meet its registration obligations and to add additional flexibility to the Company’s ability to incur indebtedness subordinated to the Convertible Notes.

The Convertible Notes mature on January 6, 2012, subject to the right of the lenders to extend the date (i) if an event of default under the Convertible Notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Convertible Notes, and (ii) for a period of 20 business days after the consummation of specific types of transactions involving a change of control. The Convertible Notes bear interest at the rate of 8% per annum, which is compounded monthly, with accrued interest recorded as accrued liabilities in the consolidated balance sheets. The Company accrued approximately $657,000 in interest with respect to the Convertible Notes at December 31, 2010. The accrued interest will be paid on the first installment date and monthly thereafter. The interest rate will increase to 15% per annum upon the occurrence of an event of default.

The holders of the Convertible Notes are entitled to interest, amortization payments and other amounts. The Company is required to pay a late charge of 15% on any amount of principal or other amounts due which are not paid when due.

Interest on the Convertible Notes is payable in arrears on specified installment dates. If a holder elects to convert or redeem all or any portion of a Convertible Note prior to the maturity date, all interest that would have accrued on the amount being converted or redeemed through the maturity date will also be payable. If the Company elects to redeem all or any portion of a Convertible Note prior to the maturity date, all interest that would have accrued through the maturity date on the amount redeemed will also be payable.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is obligated to make amortization payments with respect to the principal amount of each Convertible Note on each of the following dates (collectively, the “Installment Dates”): (i) March 7, 2011; (ii) May 2, 2011; and (iii) the first trading day of each calendar month thereafter. The amortizing portion of the principal of each Convertible Note (the “Monthly Amortization Amount”), will equal the fraction of each Convertible Note, the numerator of which is equal to the original outstanding principal amount of the Convertible Note and the denominator of which is equal to the number of Installment Dates remaining until the maturity date.

The Company may elect to pay the Monthly Amortization Amount and applicable interest in cash or shares of its common stock, at its election, subject to the satisfaction of certain conditions.

All amounts due under the Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a specified conversion price, or Conversion Price. The Convertible Notes were initially convertible into shares of the Company’s common stock at the initial Conversion Price of $0.85 per share (“Fixed Conversion Price”). The Convertible Notes are now convertible into shares of the Company’s common stock at a price determined as follows:

•
If the Company has elected to make an amortization payment in shares of common stock and the date of conversion occurs during the 15 calendar day period following (and including) the applicable Installment Date (“Initial Period”), the Conversion Price will equal the lesser of (i) the Fixed Conversion Price, and (ii) the average of the volume weighted average prices of the Company’s common stock for each of the five lowest trading days during the 20 trading day period immediately prior to the Initial Period.

•
If the Company has elected to make an amortization payment in shares of common stock and the date of conversion occurs during the period beginning on the 16th calendar day after the applicable Installment Date and ending on the day immediately prior to the next Installment Date or the maturity date, the Conversion Price will equal the lesser of (i) the Fixed Conversion Price, and (ii) the closing bid price of the Company’s common stock on the trading date immediately before the date of conversion.

In addition, if an event of default has occurred and is continuing, the Conversion Price will be equal to the lesser of (i) the Fixed Conversion Price, and (ii) the closing bid price of the Company’s common stock on the trading date immediately before the date of conversion.

The Fixed Conversion Price is subject to adjustment for stock splits, combinations or similar events. The Fixed Conversion Price is subject to “full ratchet” anti-dilution adjustment where if the Company was to issue or is deemed to have issued specified securities at a price lower than the then applicable Fixed Conversion Price, the Fixed Conversion Price will immediately decline to equal the price at which the Company issued or is deemed to have issued the securities. In addition, if the Company sells or issues any securities with “floating” conversion prices based on the market price of its common stock, the holder of a Convertible Note will have the right to substitute that “floating” conversion price for the Fixed Conversion Price upon conversion of all or part of the Convertible Note.

The Company has agreed to pay “buy-in” damages of the converting holder if the Company fails to timely deliver common stock upon conversion of the Convertible Notes.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Notes may not be converted if, after giving effect to the conversion, the holder together with its affiliates would beneficially own in excess of 4.99% or 9.99% (which percentage has been established at the election of each selling security holder) of the Company’s outstanding shares of common stock (the “Blocker”). The Blocker applicable to the conversion of the Convertible Notes may be raised or lowered to any other percentage not in excess of 9.99% or less than 4.99%, subject to an advance notice period, at the option of the selling security holder.

The number of shares of the Company’s common stock issuable upon conversion of the Convertible Notes is based on the Conversion Price at the time, whether by the Company or holder. The Conversion Price is not to exceed $0.85 and, unless the Company obtains a waiver, it cannot issue shares of common stock if the Conversion Price is less than $0.20. Based on this range of Conversion Prices, at December 31, 2010, the Convertible Notes were convertible into between 49,133,000 and 182,690,000 shares of the Company’s common stock. At March 31, 2011, based on the current Conversion Price of $0.57, the Convertible Notes were convertible into 69,320,000 shares of the Company’s common stock.

The Company has determined that the conversion feature in the Convertible Notes requires bifurcation and liability classification and measurement, at fair value, and requires evaluation at each reporting period. Under ASC 825, Financial Instruments, the FASB provides an alternative to bifurcation and companies may  instead elect fair value measurement for the entire instrument, including the debt and conversion feature. The Company has elected the fair value alternative in order to simplify its accounting and reporting of the Convertible Notes upon issuance. Accordingly, the Company has adjusted the carrying value of the Convertible Notes to their fair value as of December 31, 2010, reflected in fair value adjustments of convertible notes and warrants in the statements of operations. The recorded fair value of the Convertible Notes of $38,108,000 differs from the stated unpaid principal amounts of $35,000,000 as of December 31, 2010. The Company recorded fair value adjustments of $2,474,000 for its initial recognition and $634,000 for subsequent changes in fair value, which is attributed to term shortening and reduction in the market value of the Company’s common stock. There were no changes in fair value of the Convertible Notes due to a change in the estimated credit risk of the instruments. See Note 13 for the Company’s fair value assumptions.

Registration Rights Agreements – In connection with the sale of the Initial Notes and the Initial Warrants, the Company entered into a registration rights agreement with all of the investors to file a registration statement on Form S-1 with the Securities and Exchange Commission by October 27, 2010 for the resale by the investors of 150% of the sum of (i) the maximum number of shares of common stock initially issuable upon conversion of the Initial Notes (assuming an initial Conversion Price of $0.85), (ii) the maximum number of shares of common stock payable as interest under the Initial Notes (assuming all interest became due and payable on October 25, 2010, calculated using an interest rate of 8% per annum compounded monthly through the maturity date and a Conversion Price of $0.85, which was the closing price of the Company's common stock on October 25, 2010), and (iii) the maximum number of shares of common stock issuable upon exercise of the Initial Warrants. In response to Securities and Exchange Commission comments to the Company's initial registration statement on Form S-1 filed on October 27, 2010, the Company determined that a reduction of the total number of shares to be registered would be required to satisfy the requirements of Rule 415 of the Securities Act of 1933, as amended ("Securities Act"). As a result, the Company agreed to reduce the total number of shares to be registered to an aggregate of 27,778,960 shares issuable upon conversion of the Initial Notes and in lieu of cash payments on the Initial Notes (i.e., a portion of the shares of common stock that may be issued as interest payments under the Initial Notes). Under the terms of Exchange Agreements, each of the investors agreed to amend the Company's registration obligations to allow the Company to register an aggregate of 27,778,960 shares of its common stock, consisting of 24,445,485 conversion shares and 3,333,475 interest shares, and agreed to extend the date by which a registration statement to register 24,445,485 conversion shares and 3,333,475 interest shares is declared effective from January 25, 2011 to February 8, 2011.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to entering into the Exchange Agreements, the Company withdrew the registration statement it filed to register for resale by the investors certain of the shares issuable under the Initial Notes. In compliance with the Company's obligations under the registration rights agreement, as amended by the Exchange Agreements, the Company filed a registration statement on Form S-1 to register for resale by the investors 24,445,485 conversion shares and 3,333,475 interest shares issuable under the Convertible Notes.

Subject to grace periods, the Company is required to keep effective a registration statement for resale by the investors on a delayed or continuous basis at then-prevailing market prices at all times until the earlier of (i) the date as of which all of the investors may sell all of the shares of common stock required to be covered by the registration statement without restriction under Rule 144 under the Securities Act (including volume restrictions) and without the need for current public information required by Rule 144(c), if applicable), or (ii) the date on which the investors have sold all of the shares of common stock covered by the registration statement.

The Company must pay registration delay payments of 2% of each investor's initial investment in the Initial Notes per month if the registration statement ceases to be effective prior to the expiration of deadlines provided for in the registration rights agreement. The registration rights agreement contains other customary terms and conditions, including various indemnification provisions in connection with the registration of the shares of common stock underlying the Convertible Notes and the shares of common stock underlying the Warrants. The Company believes it is in compliance with these agreements.

New PE Holdco Term Debt and Working Capital Line of Credit – On the Effective Date, approximately  $294,478,000 in prepetition and post petition secured indebtedness of the Plant Owners was restructured under a Credit Agreement entered into on June 25, 2010 among Plant Owners, as borrowers, and West LB, AG, New York Branch, and other lenders. Under the Plan, the Plant Owners’ existing prepetition and post petition secured indebtedness of approximately $294,478,000 was restructured to consist of approximately $50,000,000, plus accrued interest of $1,279,000, in three-year term loans and a new three-year revolving credit facility of up to $35,000,000 to fund working capital requirements of New PE Holdco. The term loan and revolving credit facility require monthly interest payments at a floating rate equal to the three month London Interbank Offered Rate (“LIBOR”) or the Prime Rate of interest, as elected by the borrower, plus 10.0%. At December 31, 2010, the rate was approximately 13.75%. Repayments of principal are based on available free cash flow of the borrower, until maturity, when all principal amounts are due. During 2010, no principal payments were made on these facilities. The term loan and revolving credit facility represent permanent financing and are collateralized by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of New PE Holdco.

Notes Payable to Related Party – In November 2008, the Company restructured certain construction related loans of $30,000,000 in the aggregate with Lyles United, LLC (“Lyles United”) by paying all accrued and unpaid interest thereon and issuing an amended and restated promissory note in the principal amount of $30,000,000. The amended and restated promissory note was due March 15, 2009 and accrued interest at the Prime Rate of interest, plus 3.00. The Company and Lyles United jointly instructed PEI California pursuant to an Irrevocable Joint Instruction Letter to remit directly to Lyles United any cash distributions received by PEI California on account of its ownership interests in Front Range until such time as the amended and restated promissory note was repaid in full.

In October 2008, upon completion of the Stockton facility, the Company converted final unpaid construction costs to an unsecured note payable. The note payable was between the Company and Lyles Mechanical Co. in the principal amount of $1,500,000 and was due with accrued interest on March 31, 2009. Interest accrued at the Prime Rate of interest, plus 2.00%.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2009, the Company notified Lyles United and Lyles Mechanical Co. (collectively, “Lyles”) that it would not be able to pay off its notes due March 15 and March 31, 2009 and as a result, entered into a forbearance agreement. Under the terms of the forbearance agreement, Lyles agreed to forbear from exercising rights and remedies against the Company through April 30, 2009. These forbearances were not extended.

In March 2010, the Company announced agreements designed to satisfy this indebtedness. Socius CG II, Ltd. (“Socius”) entered into purchase agreements with Lyles under which Socius would purchase claims in respect of the Company’s indebtedness in up to $5,000,000 tranches, which claims Socius would then settle in exchange for shares of the Company’s common stock. Each tranche was to be settled in exchange for the Company’s common stock valued at a 20% discount to the volume weighted average price (“VWAP”) of the Company’s common stock over a predetermined trading period, which ranged from five to 20 trading days, immediately following the date on which the shares were first issued to Socius.

Under this arrangement, the Company issued shares to Socius which settled outstanding debt previously owed to Lyles in four successive transactions. For the year ended December 31, 2010, the Company issued an aggregate of 24,087,000 shares with an aggregate fair value of $21,159,000 in exchange for $19,000,000 in debt extinguishment, resulting in an aggregate loss of $2,159,000. The Company determined fair value based on the closing price of its shares on the last day of the applicable trading period, which was the date the net shares to be issued were determinable by the Company.

On October 6, 2010, the Company paid in full all remaining principal, accrued interest and fees owed to Lyles using the proceeds from the sale of its interest in Front Range and the issuance and sale of the Convertible Notes and Warrants.

DIP Financing and Rollup – Certain of the Plant Owners’ existing lenders (the “DIP Lenders”) entered into a credit agreement for up to a total of $25,000,000 in debtor-in-possession financing (“DIP Financing”), not including a DIP rollup amount (as defined below). The DIP Financing provided for a first priority lien in the Chapter 11 Filings. Proceeds of the DIP Financing were used, among other things, to fund the working capital and general corporate needs of the Company and the costs of the Chapter 11 Filings in accordance with an approved budget. The DIP Financing allowed the DIP Lenders a first priority lien on a dollar-for-dollar basis of their term loans and working capital lines of credit funded prior to the Chapter 11 Filings for each dollar of DIP Financing (“DIP Rollup”). As the Plant Owners drew down on their DIP Financing, an equivalent amount was reclassified from liabilities subject to compromise to DIP financing and rollup. For the period the DIP Financing was outstanding, the interest rate was approximately 14% per annum. As discussed in Note 7, the DIP Financing and DIP Rollup balances were removed from the Company’s consolidated financial statements.

Notes Payable to Related Parties – On March 31, 2009, the Company’s Chairman of the Board and its Chief Executive Officer provided funds in an aggregate amount of $2,000,000 for general working capital purposes, in exchange for two unsecured promissory notes issued by the Company. Interest on the unpaid principal amounts accrues at a rate of 8.00% per annum. The maturity date of these notes was initially extended to January 5, 2011. On October 29, 2010, the Company paid all accrued interest and $750,000 in principal under these notes. On November 5, 2010, the Company entered into amendments to these notes, further extending their maturity dates to March 31, 2012.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kinergy Line of Credit – Kinergy has a working capital line of credit with Wells Fargo Capital Finance, LLC in an aggregate amount of up to $20,000,000 based on Kinergy’s eligible accounts receivable and inventory levels, subject to any reserves established by Wells Fargo Capital Finance LLC. The credit facility is subject to certain other sublimits, including as to inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) three month LIBOR, plus (ii) a specified applicable margin ranging between 3.50% and 4.50%. The applicable margin was 4.3% at December 31, 2010. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $3,000 monthly servicing fee. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited to $750,000 per fiscal quarter in 2011, $800,000 per fiscal quarter in 2012, and $850,000 per fiscal quarter in 2013. Kinergy is required to meet specified EBITDA and fixed coverage ratio financial covenants under the credit facility and is prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. The Company believes it is in compliance with these covenants. Kinergy’s obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender. The line of credit matures on December 31, 2013. The Company has guaranteed all of Kinergy’s obligations under the line of credit.

Front Range Related Debt – Front Range had a swap note, which was a term loan, with a floating interest rate, established on a quarterly basis, equal to the 90-day LIBOR plus 3.00%. Front Range entered into a swap contract with the lender to provide a fixed rate of 8.16%. The loan matured in five years, but required principal payments due based on a ten-year amortization schedule. In addition, Front Range had a long-term revolving note in the amount of $2,500,000 and carried a floating interest rate equal to the greater of 5.00% or the 30-day LIBOR, plus 3.25-4.00%, depending on a debt-to-net worth ratio. As of December 31, 2009, the interest rate was 5.00%. The revolving loan matured in five years, but was amortized over ten years with a final payment due August 10, 2011. As of December 31, 2009, there were no borrowings on the revolving note.

The Front Range related notes referred to above represented permanent financing and were collateralized by a perfected, priority security interest in all of the assets of Front Range, including inventories and all rights, title and interest in all tangible and intangible assets of Front Range; a pledge of 100% of the ownership interest in Front Range; an assignment of all revenues produced by Front Range; a pledge and assignment of Front Range’s material contracts and documents, to the extent assignable; all contractual cash flows associated with such agreements; and any other collateral security as the lender may reasonably request. These collateralizations restricted the assets and revenues as well as future financing strategies of Front Range, the Company’s VIE, but did not apply to, nor have bearing upon any financing strategies that the Company may have chosen to undertake.

Front Range was subject to certain loan covenants. Under these covenants, Front Range was required to maintain a certain fixed-charge coverage ratio, a minimum level of working capital and a minimum level of net worth. The covenants also set a maximum amount of additional debt that may be incurred by Front Range. The covenants also limited annual distributions that may have been made to owners of Front Range, including the Company, based on Front Range’s leverage ratio.

Effective January 1, 2010, the Company deconsolidated the results of Front Range, and along with the other assets and liabilities of Front Range, the Company removed all debt balances associated with Front Range.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense on Borrowings – Interest expense on all borrowings discussed above, which excludes certain liabilities of the Plant Owners, was $6,261,000 and $13,771,000 for the years ended December 31, 2010 and 2009, respectively.

Long-term debt due in each of the next three years is as follows (in thousands):

Years Ended December 31,	Amount
2011	$38,108
2012	1,250
2013	83,731
Total	$123,089

7.	ACCOUNTING FOR EMERGENCE FROM BANKRUPTCY

Gain on Bankruptcy Exit – On the Effective Date, the Company ceased to own the Plant Owners as they emerged from bankruptcy. As a result, the Company removed the related assets and liabilities from its consolidated financial statements, resulting in a net gain from the bankruptcy exit of $119,408,000. The classification and amounts of the net liabilities removed at June 29, 2010 were as follows (in thousands):

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

Liabilities subject to compromise were as follows (in thousands):

December 31, 2009
Term loans	$209,750
Working capital lines of credit	16,906
Accounts payable trade and accrued expenses	12,886
Derivative instruments – interest rate swaps	2,875
Total liabilities subject to compromise	$242,417

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including liabilities subject to compromise for which interest expense may not be recognized in accordance with the provisions of FASB ASC 852. The Plant Owners did not record contractual interest expense on certain unsecured prepetition debt subject to compromise from the date of the Chapter 11 Filings. The Plant Owners did, however, accrue interest on their DIP Financing and DIP Rollup as these amounts were likely to be paid in full upon confirmation of a plan of reorganization. On the Effective Date, the DIP Financing was converted to a term loan of the Plant Owners. For the years ended December 31, 2010 and 2009, the Company recorded interest expense related to the Plant Owners of approximately $2,356,000 and $11,508,000, respectively, through their emergence from bankruptcy. Had the Company accrued interest on all of the Plant Owners’ liabilities subject to compromise for the years ended December 31, 2010 and 2009, interest expense would have been approximately $14,932,000 and $28,993,000, respectively.

Reorganization Costs – In accordance with FASB ASC 852, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. During the years ended December 31, 2010 and 2009, the Plant Owners settled a prepetition accrued liability with a vendor, resulting in a realized gain. Professional fees directly related to the reorganization include fees associated with advisors to the Plant Owners, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code. As discussed in Note 1, the Company wrote off a portion of its unamortized deferred financing fees on the debt which is considered unlikely to be repaid by the Plant Owners.

The Plant Owners’ reorganization costs consisted of the following (in thousands):

	December 31,
	2010	2009
Professional fees	$4,026	$5,198
Write-off of unamortized deferred financing fees	—	7,545
Settlement of accrued liability	—	(2,008)
DIP financing fees	—	750
Trustee fees	127	122
Total	$4,153	$11,607

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES.

The asset and liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for tax credits and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that those assets will be realized.

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

The Company recorded no provision for income taxes for the years ended December 31, 2010 and 2009.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2010	2009
Statutory rate	(35.0% )	(35.0%	)
State income taxes, net of federal benefit	(4.9)	(5.4)
Stock compensation	(1.8)	0.0
Change in valuation allowance	41.5	40.2
Other	0.2	0.2
Effective rate	0.0%	0.0%

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$144,814	$97,043
Capital loss carryover	7,180	—
Convertible notes and warrants	4,520	—
Stock-based compensation	3,446	3,309
Impairment of asset group	—	100,661
Deferred financing costs	—	5,476
Investment in partnerships	—	4,365
Derivative instruments mark-to-market	—	1,157
Other accrued liabilities	231	161
Other	279	918
Total deferred tax assets	160,470	213,090

Deferred tax liabilities:
Intangibles	(1,901)	(2,088)
Investment in New PE Holdco	(756)	—
Fixed assets	(191)	(22,681)
Total deferred tax liabilities	(2,848)	(24,769)

Valuation allowance	(158,713)	(189,412)
Net deferred tax liabilities	$(1,091)	$(1,091)

Classified in balance sheet as:
Deferred income tax benefit (current assets)	$—	$—
Deferred income taxes (long-term liability)	(1,091)	(1,091)
	$(1,091)	$(1,091)

At December 31, 2010 and 2009, the Company had federal net operating loss carryforwards of approximately $373,623,000 and $255,706,000, and state net operating loss carryforwards of approximately $388,479,000 and $260,792,000, respectively. These net operating loss carryforwards expire at various dates beginning in 2013. The deferred tax asset for the Company’s net operating loss carryforwards at December 31, 2010 does not include $5,420,000 which relates to the tax benefits associated with warrants and non-statutory options exercised by employees, members of the board and others under the various incentive plans. These tax benefits will be recognized in stockholders’ equity (deficit) rather than in the statements of operations but not until the period in which these amounts decrease taxes payable.

A portion of the Company’s net operating loss carryforwards will be subject to provisions of the tax law that limit the use of losses incurred by a company prior to becoming a member of a consolidated group as well as losses that existed at the time there is a change in control of an enterprise. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations was approximately $76,928,000 at December 31, 2010.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance has been established in the amount of $158,713,000 and $189,412,000 at December 31, 2010 and 2009, respectively, based on Company’s assessment of the future realizability of certain deferred tax assets. For the years ended December 31, 2010 and 2009, the Company recorded an increase (decrease) in the valuation allowance of $(30,699,000) and $124,034,000, respectively. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards (exclusive of net operating losses associated with items recorded directly to equity) for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

At December 31, 2010, the Company had no increase or decrease in unrecognized income tax benefits for the year as a result of tax positions taken in a prior or current period. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2010. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2007 – 2009
California	2006 – 2009
Colorado	2006 – 2009
Idaho	2007 – 2009
Nebraska	2007 – 2008
Oregon	2007 – 2009
Wisconsin	2006 – 2008

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

9.	PREFERRED STOCK.

The Company has 6,205,853 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2010, the Company had the following designated preferred stock:

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2010 and 2009. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

Upon any issuance, the Series A Preferred Stock would rank senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series A Preferred Stock would be entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 5% per annum of the purchase price per share of the Series A Preferred Stock. The holders of the Series A Preferred Stock would have conversion rights initially equivalent to two shares of common stock for each share of Series A Preferred Stock, subject to customary antidilution adjustments. Certain specified issuances will not result in antidilution adjustments. The shares of Series A Preferred Stock would also be subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series A Preferred Stock of 25% or more. Accrued but unpaid dividends on the Series A Preferred Stock are to be paid in cash upon any conversion of the Series A Preferred Stock.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of Series A Preferred Stock would have a liquidation preference over the holders of the Company’s common stock equivalent to the purchase price per share of the Series A Preferred Stock plus any accrued and unpaid dividends on the Series A Preferred Stock. A liquidation would be deemed to occur upon the happening of customary events, including transfer of all or substantially all of the Company’s capital stock or assets or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series A Preferred Stock vote affirmatively in favor of or otherwise consent to such transaction.

Series B Preferred Stock – The Company has authorized 2,109,772 shares of Series B Preferred Stock, with 1,455,924 and 2,346,152 outstanding at December 31, 2010 and 2009, respectively. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

On March 18, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lyles United. The Purchase Agreement provided for the sale by the Company and the purchase by Lyles United of (i) 2,051,282 shares of the Company’s Series B Preferred Stock, all of which were initially convertible into an aggregate of 6,153,846 shares of the Company’s common stock based on an initial three-for-one conversion ratio, and (ii) a warrant to purchase an aggregate of 3,076,923 shares of the Company’s common stock at an exercise price of $7.00 per share. On March 27, 2008, the Company consummated the purchase and sale of the Series B Preferred Stock. Upon issuance, the Company recorded $39,898,000, net of issuance costs, in stockholders’ equity (deficit). The warrant has an exercise period of ten years from the date of issuance.

On May 20, 2008, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with Neil M. Koehler, William L. Jones, Paul P. Koehler and Thomas D. Koehler (the “May Purchasers”). The May Purchase Agreement provided for the sale by the Company and the purchase by the May Purchasers of (i) an aggregate of 294,870 shares of the Company’s Series B Preferred Stock, all of which were initially convertible into an aggregate of 884,610 shares of the Company’s common stock based on an initial three-for-one conversion ratio, and (ii) warrants to purchase an aggregate of 442,305 shares of the Company’s common stock at an exercise price of $7.00 per share. On May 22, 2008, the Company consummated the purchase and sale under the May Purchase Agreement. Upon issuance, the Company recorded $5,745,000, net of issuance costs, in stockholders’ equity (deficit). The warrants have an exercise period of ten years from the date of issuance.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of the Series B Preferred Stock have conversion rights initially equivalent to three shares of common stock for each share of Series B Preferred Stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities at a price equivalent to less than the then conversion ratio, initially $6.50 per share, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis). The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

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

Registration Rights Agreement – In connection with the closing of the sale of its Series B Preferred Stock, the Company entered into a Registration Rights Agreement with Lyles United. The Registration Rights Agreement is to be effective until the holders of the Series B Preferred Stock, and their affiliates, as a group, own less than 10% for each of the series issued, including common stock into which such Series B Preferred Stock has been converted. The Registration Rights Agreement provides that holders of a majority of the Series B Preferred Stock, including common stock into which such Series B Preferred Stock has been converted, may demand and cause the Company, at any time after the first anniversary of the Closing, to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Preferred Stock and as payment of dividends thereon, and upon exercise of the related warrants (collectively, the “Registrable Securities”). The Company is required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144 for sales of Registrable Securities without registration under the Securities Act of 1933, as amended. The holders are entitled to two demand registrations on Form S-1 and unlimited demand registrations on Form S-3; provided, however, that the Company is not obligated to effect more than one demand registration on Form S-3 in any calendar year. In addition to the demand registration rights afforded the holders under the Registration Rights Agreement, the holders are entitled to unlimited “piggyback” registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by the Company with respect to other registrations of equity securities. The Company is responsible for all costs of registration, plus reasonable fees of one legal counsel for the holders, which fees are not to exceed $25,000 per registration. The Registration Rights Agreement includes customary representations and warranties on the part of both the Company and the holders and other customary terms and conditions.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded preferred stock dividends of $2,847,000 and $3,202,000 for the years ended December 31, 2010 and 2009, respectively.

10.	COMMON STOCK AND WARRANTS.

On October 6, 2010, as part of the Convertible Note financing, the Company issued Warrants which are immediately exercisable and entitle the holders of the Warrants to purchase up to an aggregate of 20,588,235 shares of the Company’s common stock until October 6, 2017 at an exercise price of $0.85 per share (“Warrant Exercise Price”), which price is subject to adjustment. The Warrants include both cash and cashless exercise provisions.

The Warrant Exercise Price is subject to adjustment for stock splits, combinations or similar events, and, in such event, the number of shares issuable upon the exercise of the Warrants will also be adjusted so that the aggregate Warrant Exercise Price shall be the same immediately before and immediately after the adjustment. In addition, the Warrant Exercise Price is also subject to a “full ratchet” anti-dilution adjustment where if the Company issues or is deemed to have issued securities at a price lower than the then applicable Warrant Exercise Price, the Warrant Exercise Price will immediately decline to equal the price at which the Company issues or is deemed to have issued its common stock.

If the Company sells or issues any securities with “floating” conversion prices based on the market price of its common stock, a holder of a Warrant has the right to substitute the “floating” conversion price for the Warrant Exercise Price upon exercise of all or part the Warrant.

Similar to the Convertible Notes, the Warrants require payments to be made by the Company for failure to deliver the shares of common stock issuable upon exercise.

The Warrants may not be converted if, after giving effect to the conversion, the investor together with its affiliates would beneficially own in excess of 4.99% or 9.99% (which percentage has been established at the election of each selling security holder) of the Company’s outstanding shares of common stock. The blocker applicable to the exercise of the Warrants may be raised or lowered, subject to an advance notice period, to any other percentage not in excess of 9.99%.

If the Company issues options, convertible securities, warrants, stock, or similar securities to holders of its common stock, each holder of a Warrant has the right to acquire the same as if the holder had exercised its Warrant. The Warrants prohibit the Company from entering into specified transactions involving a change of control, unless the successor entity is a publicly traded corporation that assumes all of the Company’s obligations under the Warrants under a written agreement approved by all of the holders of the Warrants before the transaction is completed. When there is a transaction involving a permitted change of control, a holder of a Warrant will have the right to force the Company to repurchase the holder’s Warrants for a purchase price in cash equal to the Black Scholes value of the then unexercised portion of the Warrants.

If at any time after the date the Company has initially satisfied certain specified conditions, and (i) its common stock trades at a price equal to or greater than $2.12 per share for 20 trading days in any 30 consecutive trading day period (“Mandatory Exercise Measuring Period”), (ii) the average daily dollar trading volume of the Company’s common stock for each trading day during the Mandatory Exercise Measuring Period exceeds $250,000 per day, and (iii) all such conditions are then satisfied, the Company will have the right to require the holders of the Warrants to fully exercise all, but not less than all, of the Warrants (subject to the blocker).

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The initial number of shares of the Company’s common stock issuable upon exercise of the Warrants is 20,588,235, which is based on the current exercise price of $0.85 per share. The exercise price is subject to adjustments as noted above, and therefore, there is no maximum number of shares of the Company’s common stock that may be issued, or if any, prior to the end of the term of the Warrants.

The Company has determined that the Warrants did not meet the conditions for classification in shareholders’ equity and as such, has recorded them as a liability at fair value. The Company must revalue the Warrants at each reporting period. Accordingly, the Company recorded fair value adjustments of $7,445,000 for their initial recognition and a gain of $1,727,000 for subsequent changes in fair value, which is attributed to term shortening and reduction in the market value of the Company’s common stock, resulting in the Warrants becoming out of the money at December 31, 2010. See Note 13 for the Company’s fair value assumptions.

In March 2008, the Company issued warrants to purchase an aggregate of 3,076,923 shares of common stock at an exercise price of $7.00 per share, which expire in 2018. In May 2008, the Company issued warrants to purchase an aggregate of 442,305 shares of common stock at an exercise price of $7.00 per share, which expire in 2018. See Note 9—Preferred Stock. In March 2008, the Company also issued warrants to purchase 100,000 shares of common stock at an exercise price of $8.00 per share, which expired unexercised in 2009.

In May 2008, the Company issued warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $7.10 per share, which expire in 2013.

The following table summarizes warrant activity for the years ended December 31, 2010 and 2009 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2008	6,619	$7.00 – $8.00	$7.06
Warrants expired	(100)	$8.00	$8.00
Balance at December 31, 2009	6,519	$7.00 – $7.10	$7.05
Warrants issued	20,588	$0.85	$0.85
Balance at December 31, 2010	27,107	$0.85 – $7.10	$2.34

11.	STOCK-BASED COMPENSATION.

The Company has three equity incentive compensation plans: an Amended 1995 Incentive Stock Plan, a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

2004 Stock Option Plan – The 2004 Stock Option Plan authorized the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”) to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 2,500,000 shares of common stock. On September 7, 2006, the Company terminated the 2004 Stock Option Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had 80,000 stock options outstanding under its 2004 Stock Option Plan at December 31, 2010 and 2009.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summaries of the status of Company’s stock option plans as of December 31, 2010 and 2009 and of changes in options outstanding under the Company’s plans during those years are as follows (in thousands, except exercise prices):

	Years Ended December 31,
	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	80	$8.26	130	$7.37
Terminated	—	—	(50)	5.95
Outstanding at end of year	80	$8.26	80	$8.26
Options exercisable at end of year	80	$8.26	80	$8.26

Stock options outstanding as of December 31, 2010, were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.25-$8.30	80	4.57	$8.26	80	$8.26

The options outstanding and exercisable at December 31, 2010 and 2009 had no intrinsic value.

2006 Stock Incentive Plan – The 2006 Stock Incentive Plan authorizes the issuance of options, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 6,000,000 shares of common stock.

The Company grants to certain employees and directors shares of restricted stock under its 2006 Stock Incentive Plan pursuant to restricted stock agreements. A summary of unvested restricted stock activity is as follows (shares in thousands):
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	752	$7.11
Vested	(214)	$8.03
Canceled	(256)	$5.23
Unvested at December 31, 2009	282	$8.09
Issued	4,092	$1.20
Vested	(1,014)	$2.13
Canceled	(76)	$6.52
Unvested at December 31, 2010	3,284	$1.38

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense related to employee and non-employee stock grants and options recognized in income were as follows (in thousands):

	Years Ended December 31,
	2010	2009
Employees	$1,895	$1,660
Non-employees	576	264
Total stock-based compensation expense	$2,471	$1,924

At December 31, 2010, the total compensation cost related to unvested awards which had not been recognized was $4,523,000 and the associated weighted-average period over which the compensation cost attributable to those unvested awards would be recognized was 2.4 years.

12.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2010:

Operating Leases – Future minimum lease payments required by non-cancelable operating leases in effect at December 31, 2010 are as follows (in thousands):

Years Ended December 31,	Amount
2011	$1,669
2012	1,240
2013	1,196
2014	735
2015	747
Thereafter	4,521
Total	$10,108

Total rent expense during the years ended December 31, 2010 and 2009 was $1,598,000 and $2,320,000, respectively.

Sales Commitments – At December 31, 2010, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG and syrup. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$4,109
WDG and syrup	2,508
Total	$6,617

Indexed-Price Contracts (Volume)
Ethanol (gallons)	115,333
WDG and syrup	36

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Commitments – At December 31, 2010, the Company had fixed-price purchase contracts with its suppliers to purchase $4,688,000 of ethanol and indexed-price purchase contracts with its suppliers to purchase 18,500 gallons of ethanol. These fixed- and indexed-price commitments will be satisfied throughout 2011.

Contingencies – The following is a description of significant contingencies at December 31, 2010:

Litigation – General – The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect the Company’s quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes that such matters will not materially and adversely affect the Company’s financial position, results of operations or cash flows.

Litigation – Delta-T Corporation – On August 18, 2008, Delta-T Corporation filed suit in the United States District Court for the Eastern District of Virginia (the “First Virginia Federal Court case”), naming Pacific Ethanol, Inc. as a defendant, along with its former subsidiaries Pacific Ethanol Stockton, LLC, Pacific Ethanol Imperial, LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Magic Valley, LLC and Pacific Ethanol Madera, LLC. The suit alleged breaches of the parties’ Engineering, Procurement and Technology License Agreements, breaches of a subsequent term sheet and letter agreement and breaches of indemnity obligations. The complaint sought specified contract damages of approximately $6,500,000, along with other unspecified damages. All of the defendants moved to dismiss the First Virginia Federal Court case for lack of personal jurisdiction and on the ground that all disputes between the parties must be resolved through binding arbitration, and, in the alternative, moved to stay the First Virginia Federal Court case pending arbitration. In January 2009, these motions were granted by the Court, compelling the case to arbitration with the American Arbitration Association (the “AAA”). By letter dated June 10, 2009, the AAA notified the parties to the arbitration that the matter was automatically stayed as a result of the Chapter 11 Filings.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Chapter 11 Filings, the Plant Owners moved the Bankruptcy Court to enter a preliminary injunction in favor of the Plant Owners and Pacific Ethanol, Inc. staying and enjoining all of the aforementioned litigation and arbitration proceedings commenced by Delta-T Corporation. On August 6, 2009, the Bankruptcy Court ordered that the litigation and arbitration proceedings commenced by Delta-T Corporation be stayed and enjoined until September 21, 2009 or further order of the court, and that the Plant Owners, Pacific Ethanol, Inc. and Delta-T Corporation complete mediation by September 20, 2009 for purposes of settling all disputes between the parties. Following mediation, the parties reached an agreement under which a stipulated order was entered in the Bankruptcy Court on September 21, 2009, providing for a complete mutual release and settlement of any and all claims between Delta-T Corporation and the Plant Owners, a complete reservation of rights as between Pacific Ethanol, Inc. and Delta-T Corporation, and a stay of all proceedings by Delta-T Corporation against Pacific Ethanol, Inc. until December 31, 2009. As a result of the complete mutual release and settlement, the Company recorded a gain of approximately $2,008,000 in reorganization costs for the year ended December 31, 2009.

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

On May 25, 2010, Delta-T Corporation filed a Voluntary Petition in the Bankruptcy Court for the Eastern District of Virginia under Chapter 7 of the Bankruptcy Code. The Company believes that Delta-T Corporation has liquidated its assets and abandoned its claims against the Company.

Litigation – Barry Spiegel – State Court Action – On December 22, 2005, Barry J. Spiegel, a former shareholder and director of Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512), or the State Court Action, against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell, or collectively, the Individual Defendants. Messrs. Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol. Mr. Siegel is a former director and former executive officer of Accessity and Pacific Ethanol.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Spiegel sought and obtained leave to file another amended complaint on June 25, 2009, which renewed his case against Pacific Ethanol, and named three additional individual defendants, and asserted the following three counts: (x) breach of fiduciary duty, (y) fraudulent inducement, and (z) aiding and abetting breach of fiduciary duty. The first two counts are alleged solely against the Individual Defendants. With respect to the third count, Mr. Spiegel has named Pacific Ethanol California, Inc. (formerly known as Pacific Ethanol, Inc.), as well as William L. Jones, Neil M. Koehler and Ryan W. Turner. Messrs. Jones and Turner are directors of Pacific Ethanol. Mr. Turner is a former officer of Pacific Ethanol. Mr. Koehler is a director and officer of Pacific Ethanol. Pacific Ethanol and the Individual Defendants filed a motion to dismiss the count against them, and the court granted the motion. Plaintiff then filed another amended complaint, and Defendants once again moved to dismiss. The motion was heard on February 17, 2010, and the court, on March 22, 2010, denied the motion requiring Pacific Ethanol and Messrs. Jones, Koehler and Turner to answer the complaint and respond to discovery requests.

Litigation – Barry Spiegel – Federal Court Action – On December 28, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848), or the Federal Court Action, against the Individual Defendants and Pacific Ethanol. The Federal Court Action relates to the Share Exchange Transaction and purports to state the following three counts: (i) violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act, and SEC Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (iii) violation of Section 20(A) of the Exchange Act. The first two counts are alleged against the Individual Defendants and Pacific Ethanol and the third count is alleged solely against the Individual Defendants. Mr. Spiegel bases his claims on, among other things, allegations that the actions of the Individual Defendants and Pacific Ethanol in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel is seeking in excess of $15.0 million in damages.

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

13.      FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

•
Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes and Warrants – As discussed in Notes 6 and 10, the Company recorded the Convertible Notes and Warrants at fair value and designated them as Level 3 on their issuance date.

The Convertible Notes were valued using a combination of a Monte Carlo Binomial Lattice-Based valuation methodology for the embedded conversion feature, adjusted for marketability restrictions, combined with a discounted cash flow model for the payment stream of the debt instrument. Significant assumptions used in the valuation at both the issuance date and December 31, 2010 are as follows:

Assumptions	October 6, 2010	December 31, 2010
Conversion price	$0.85	$0.85
Volatility	73.7%	68.4%
Risk free interest rate	0.24%	0.29%
Term (years)	1.27	1.03
Marketability discount	32.0%	27.0%
Discount rate on plain debt	30.0%	30.0%

Based on the above, the Company estimated the fair value of the Convertible Notes to be $37,474,000 at October 6, 2010 and $38,108,000 at December 31, 2010.

The Warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. Significant assumptions used in the valuations at both the issuance date and December 31, 2010 are as follows:

Assumptions	October 6, 2010	December 31, 2010
Strike price	$0.85	$0.85
Volatility	67.0%	63.5%
Risk free interest rate	1.77%	2.71%
Term (years)	7.00	6.90
Marketability discount	50.4%	44.4%

Based on the above, the Company estimated the fair value of the Warrants to be $7,445,000 at October 6, 2010 and $5,718,000 at December 31, 2010.

Interest Rate Caps and Swaps – Prior to the Effective Date, the Company classified the Plant Owners’ interest rate caps and swaps into the following levels depending on the inputs used to determine their fair values. The fair value of the interest rate caps were designated as Level 2 based on quoted prices on similar assets or liabilities in active markets. The fair values of the interest rate swaps were designated as Level 3 and were based on a combination of observable inputs and material unobservable inputs.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plant Owners had five pay-fixed-and-receive variable interest rate swaps in liability positions which were extinguished as part of the emergence from bankruptcy. The value of these swaps was materially affected by the Plant Owners’ credit. A pre-credit fair value of each swap was determined using conventional present value discounting based on the 3-year Euro dollar futures curves and the LIBOR swap curve beyond 3 years, resulting in a liability of approximately $4,070,000 and $7,189,000 at June 29, 2010 and December 31, 2009, respectively. To reflect the Plant Owners’ financial condition and Chapter 11 Filings, a recovery rate of 40% was applied to that value. Management elected the 40% recovery rate in the absence of any other company-specific information. As the recovery rate is a material unobservable input, these swaps were considered Level 3. It is the Company’s understanding that a 40% recovery rate reflects the standard market recovery rate provided by Bloomberg in probability of default calculations. The Company applied its interpretation of the 40% recovery rate to the swap liability, reducing the liability by 60% to approximately $1,628,000 and $2,875,000 at June 29, 2010 and December 31, 2009, respectively, to reflect the credit risk to counterparties. On June 29, 2010, the liability balance was removed from the Company’s consolidated financial statements as discussed in Note 7.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions and other interest rate caps and swaps. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1; the fair value of the interest rate caps and certain swaps are based on quoted prices on similar assets or liabilities in active markets and discounts to reflect potential credit risk to lenders and are designated as Level 2; and certain interest rate swaps are based on a combination of observable inputs and material unobservable inputs.

The following table summarizes fair value measurements by level at December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	—	—	—	—
Total Assets	$—	$—	$—	$—

Liabilities:
Convertible notes	$—	$—	$38,108	$38,108
Warrants(1)	—	—	5,718	5,718
Commodity contracts	15	—	—	15
Total Liabilities	$15	$—	$43,826	$43,841
__________
(1)      Included in other liabilities in the consolidated balance sheets.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes fair value measurements by level at December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$21	$—	$21
Total Assets	$—	$21	$—	$21

Liabilities:
Interest rate caps and swaps	$—	$971	$2,875	$3,846
Total Liabilities	$—	$971	$2,875	$3,846

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs are as follows (in thousands):

	Convertible Notes	Warrants	Interest Rate Swaps
Balance, December 31, 2008	$—	$—	$(5,245)
Adjustments to fair value for the period	—	—	2,370
Balance, December 31, 2009	—	—	(2,875)
Issuance of convertible notes and warrants	37,474	7,445	—
Adjustments to fair value for the period	634	(1,727)	1,247
Gain recognized in bankruptcy exit	—	—	1,628
Balance, December 31, 2010	$38,108	$5,718	—

Reconciliation of Impact to Statements of Operations – The following reconciliation summarizes the initial amounts recognized for the issuance of the Convertible Notes and Warrants and subsequent amounts that are recorded in the statements of operations as fair value adjustments to the Convertible Notes and Warrants (in thousands):

	Balance Sheet		Statements of Operations
	Convertible Notes	Warrants	Fair Value Gain (Loss)
Issuance of $35.0 million on October 6, 2010	$37,474	$7,445	$(9,919)
Write off of issuance costs	—	—	(2,910)
Adjustments to fair value for the period	634	(1,727)	1,093
Ending balance, December 31, 2010	$38,108	$5,718	$(11,736)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    RELATED PARTY TRANSACTIONS.

The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $6,050,000 and $3,202,000 as of December 31, 2010 and 2009, respectively.

The Company had notes payable to its Chairman of the Board and its Chief Executive Officer totaling $1,250,000 and $2,000,000 and accrued and unpaid interest in respect of these notes of $0 and $120,000 as of December 31, 2010 and 2009, respectively. On October 29, 2010, the Company paid all accrued interest and $750,000 in principal under these notes. On November 5, 2010, the Company entered into amendments to these notes, extending the maturity date to March 31, 2012.

The Company had notes payable to Lyles in the aggregate principal amount of $31,500,000 and accrued and unpaid interest and fees in respect of these notes of $2,731,000 as of December 31, 2009. On October 6, 2010, the Company paid in full all amounts owed under its notes payable to Lyles, consisting of $12,500,000 in principal and $4,537,000 in accrued interest and fees.

In May 2009, the Company entered into a consulting agreement with Ryan W. Turner, who is the son-in-law of the Company’s Chairman of the Board, at $10,000 per month for consulting services relating to the Company’s restructuring efforts. In November 2009, the Company executed a new consulting agreement with Mr. Turner at $20,000 per month for similar consulting services. The Company paid Mr. Turner an aggregate of $23,100 and $86,500 for the years ended December 31, 2010 and 2009, respectively, under these arrangements. As of December 31, 2010 and 2009, the Company had no outstanding accounts payable to Mr. Turner. The Company’s consulting relationship with Mr. Turner was terminated in connection with his appointment to the Company’s Board of Directors in February 2010.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    PLANT OWNERS’ CONDENSED COMBINED FINANCIAL STATEMENTS

Since the consolidated financial statements of the Company include entities other than the Plant Owners, below are the condensed combined financial statements of the Plant Owners for the periods included in these consolidated financial statements during the pendency of their Chapter 11 Filings. These condensed combined financial statements have been prepared, in all material respects, on the same basis as the consolidated financial statements of the Company. The condensed combined financial statements of the Plant Owners during the pendency of their Chapter 11 Filings are as follows (unaudited, in thousands):

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED BALANCE SHEET
As of December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$3,246
Accounts receivable trade	716
Accounts receivable related parties	2,371
Inventories	7,789
Prepaid expenses	1,131
Other current assets	1,029
Total current assets	16,282
Property and equipment, net	160,000
Other assets	858
Total Assets	$177,140

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Accounts payable – trade	$2,219
Accrued liabilities	174
Other liabilities – related parties	36
DIP financing and rollup	39,654
Other current liabilities	1,504
Total current liabilities	43,587

Other liabilities	61
Liabilities subject to compromise	242,417
Total Liabilities	286,065
Member’s Deficit:
Member’s equity	257,487
Accumulated deficit	(366,412)
Total Member’s Deficit	(108,925)
Total Liabilities and Member’s Deficit	$177,140

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF OPERATIONS

	January 1, 2010 to June 29, 2010	May 17, 2009 to December 31, 2009

Net sales	$89,737	$50,448
Cost of goods sold	98,140	66,470
Gross loss	(8,403)	(16,022)
Selling, general and administrative expenses	1,829	2,420
Asset impairments	—	247,657
Loss from operations	(10,232)	(266,099)
Other expense, net	(1,253)	(267)
Loss before reorganization costs and gain from bankruptcy exit	(11,485)	(266,366)
Reorganization costs	(4,153)	(11,607)
Gain from bankruptcy exit	119,408	—
Net income (loss)	$103,770	$(277,973)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	January 1, 2010 to June 29, 2010	May 17, 2009 to December 31, 2009
Operating Activities:
Net income (loss)	$103,770	$(277,973)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Non-cash reorganization costs:
Gain on bankruptcy exit	(119,408)	—
Write-off of unamortized deferred financing fees	—	7,545
Settlement of accrued liability	—	(2,008)
Asset impairments	—	247,657
Depreciation and amortization of intangibles	5,064	16,042
Gain on derivative instruments	(1,206)	(1,572)
Amortization of deferred financing costs	85	61
Changes in operating assets and liabilities:
Accounts receivable	(5,059)	(103)
Inventories	2,948	(5,016)
Prepaid expenses and other assets	159	(378)
Accounts payable and accrued expenses	6,839	(442)
Net cash used in operating activities	$(6,808)	$(16,187)
Investing Activities:
Additions to property and equipment	$(310)	$(446)
Net cash impact of bankruptcy exit	(1,301)	—
Net cash used in investing activities	$(1,611)	$(446)
Financing Activities:
Proceeds from borrowings under DIP financing	$5,173	$19,827
Net cash provided by financing activities	$5,173	$19,827
Net increase (decrease) in cash and cash equivalents	(3,246)	3,194
Cash and cash equivalents at beginning of period	3,246	52
Cash and cash equivalents at end of period	$—	$3,246

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    SUBSEQUENT EVENTS.

Initial Note and Initial Warrant Exchange – On January 7, 2011, under the terms of exchange agreements with the holders of the Initial Notes and Initial Warrants, the Company issued $35,000,000 in principal amount of Convertible Notes in exchange for the Initial Notes and issued Warrants to purchase an aggregate of 20,588,235 shares of the Company’s common stock in exchange for the Initial Warrants.

Amendment and Waiver to Convertible Notes and Warrants – On March 24, 2011, the Company entered into a separate Amendment and Waiver Agreement with each of the Convertible Note investors (collectively, the “Waiver Agreements”). Under the terms of the Waiver Agreements, (i) the date the Company is required to deliver the Company’s installment notice with respect to the May 2, 2011 installment date was changed from March 31, 2011 to March 24, 2011 and (ii) the date the Company is required to deliver the pre-installment shares with respect to the May 2, 2011 installment date was changed from April 4, 2011 to March 25, 2011. Under the terms of the Waiver Agreements, each of the Convertible Note investors also waived an equity conditions failure under the Convertible Notes that may be triggered by the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Additionally, the Registration Rights Agreement  was amended to include the period consisting of the trading days beginning and including the date of the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Convertible Note Payments – From January 1, 2011, through March 31, 2011, the Company issued 14,898,700 shares of its common stock in connection with its Convertible Notes.

Series B Conversion – From January 1, 2011, through March 31, 2011, 528,982 shares of the Company’s Series B Preferred Stock were converted into 3,105,123 shares of the Company’s common stock.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code as filed with the United States Bankruptcy Court for the District of Delaware on April 16, 2010	8-K	000-21467	2.1	06/11/2010
2.2	Findings of Fact, Conclusions of Law, and Order Confirming Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code as entered by the United States Bankruptcy Court for the District of Delaware on June 8, 2010	8-K	000-21467	99.1	06/11/2010
2.3	Call Option Agreement dated June 29, 2010 between the Registrant, New PE Holdco LLC and certain Members	8-K	000-21467	10.1	07/06/2010
2.4	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated September 28, 2010 between the Registrant and CS Candlewood Special Situations Fund, L.P.	8-K	000-21467	10.5	09/28/2010
2.5	Membership Interest Purchase Agreement dated September 27, 2010, between Pacific Ethanol California, Inc. and Daniel A. Sanders	8-K	000-21467	10.6	09/28/2010
3.1	Certificate of Incorporation	8-K	000-21467	3.1	03/29/2005
3.2	Certificate of Amendment to Certificate of Incorporation	10-Q	000-21467	3.4	08/16/2010
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-KSB	000-21467	3.2	04/14/2006
3.4	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.2	03/27/2008
3.5	Bylaws of the Registrant	8-K	000-21467	3.2	03/29/2005
10.1	2004 Stock Option Plan*	S-8	333-123538	4.1	03/24/2005
10.2	Amended 1995 Incentive Stock Plan*	10-KSB	000-21467	10.7	03/31/2003
10.3	First Amendment to 2004 Stock Option Plan*	8-K	000-21467	10.3	02/01/2006
10.4	2006 Stock Incentive Plan, as amended*	S-8	333-169002	4.1	08/23/2010
10.5	Form of Employee Restricted Stock Agreement*	8-K	000-21467	10.2	10/10/2006
10.6	Form of Non-Employee Director Restricted Stock Agreement*	8-K	000-21467	10.3	10/10/2006
10.7	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Neil M. Koehler*	8-K	000-21467	10.3	12/17/2007
10.8	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Christopher W. Wright*	8-K	000-21467	10.5	12/17/2007

Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.9	Amended and Restated Executive Employment Agreement dated November 25, 2009 between the Registrant and Bryon T. McGregor*	8-K	000-21467	10.1	11/27/2009
10.10	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors*	10-K	000-21467	10.46	03/31/2010
10.11	Promissory Note dated March 30, 2009 by the Registrant in favor of William L. Jones*	8-K	000-21467	10.5	04/02/2009
10.12	Promissory Note dated March 30, 2009 by the Registrant in favor of Neil M. Koehler*	8-K	000-21467	10.6	04/02/2009
10.13	Amended and Restated Ethanol Purchase and Sale Agreement dated August 9, 2006 between Kinergy Marketing, LLC and Front Range Energy, LLC	8-K	000-21467	10.1	08/15/2006
10.14	Amendment to Amended and Restated Ethanol Purchase and Sale Agreement dated October 17, 2006 between Kinergy Marketing, LLC and Front Range Energy, LLC	8-K	000-21467	10.7	10/23/2006
10.15	Warrant dated March 27, 2008 issued by the Registrant to Lyles United, LLC	8-K	000-21467	10.3	03/27/2008
10.16	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008
10.17	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008
10.18	Form of Warrant dated May 22, 2008 issued by the Registrant	8-K	000-21467	10.2	05/23/2008
10.19	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler*	8-K	000-21467	10.3	05/23/2008
10.20	Form of Warrant to purchase shares of the Registrant’s common stock	8-K	000-21467	10.5	05/23/2008
10.21	Loan and Security Agreement dated July 28, 2008 among Kinergy Marketing LLC, the parties thereto from time to time as Lenders and Wachovia Capital Finance Corporation (Western)	8-K	000-21467	10.1	08/01/2008
10.22	Guarantee dated July 28, 2008 by the Registrant in favor of Wachovia Capital Finance Corporation (Western) for and on behalf of Lenders	8-K	000-21467	10.2	08/01/2008
10.23	Amendment and Waiver Agreement dated May 17, 2009 among the Registrant, Kinergy Marketing, LLC and Wachovia Capital Finance Corporation (Western)	8-K	000-21467	10.1	05/18/2009
10.24	Amendment No. 2 to Loan and Security Agreement dated November 5, 2009 among the Registrant, Kinergy Marketing, LLC and Wachovia Capital Finance Corporation (Western)	10-Q	000-21467	10.3	11/09/2009
10.25	Amendment No. 3 to Loan and Security Agreement dated September 22, 2010 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	09/22/2010

Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.26	Amendment No. 4 to Loan and Security Agreement dated October 27, 2010 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	10/27/2010
10.27	Amendment No. 5 to Loan and Security Agreement dated October 27, 2010 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	12/15/2010
10.28	Asset Management Agreement dated June 29, 2010 among the Registrant, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC	8-K	000-21467	10.2	07/06/2010
10.29	Form of Ethanol Marketing Agreement	8-K	000-21467	10.3	07/06/2010
10.30	Form of Corn Procurement and Handling Agreement	8-K	000-21467	10.4	07/06/2010
10.31	Form of Distillers Grains Marketing Agreement	8-K	000-21467	10.5	07/06/2010
10.32	Securities Purchase Agreement dated September 27, 2010 among the Registrant and the Investors	8-K	000-21467	10.1	09/28/2010
10.33	Form of Registration Rights Agreement among the Registrant and the Investors	8-K	000-21467	10.4	09/28/2010
10.34	Limited Liability Company Agreement of New PE Holdco LLC					X
10.35	Form of Amendment and Exchange Agreement	8-K	000-21467	10.1	01/07/2011
10.36	Form of Senior Convertible Note	8-K	000-21467	10.2	01/07/2011
10.37	Form of Warrant	8-K	000-21467	10.3	01/07/2011
10.38	Form of Amendment and Waiver Agreement	8-K	000-21467	10.1	03/25/2011
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
_______________
(*)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2011.

PACIFIC ETHANOL, INC.

/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES William L. Jones	Chairman of the Board and Director	March 31, 2011

/s/ NEIL M. KOEHLER	President, Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2011
Neil M. Koehler

/s/ BRYON T. MCGREGOR	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
Bryon T. McGregor

/s/ TERRY L. STONE	Director	March 31, 2011
Terry L. Stone

/s/ JOHN L. PRINCE	Director	March 31, 2011
John L. Prince

/s/ DOUGLAS L. KIETA	Director	March 31, 2011
Douglas L. Kieta

/s/ LARRY D. LAYNE	Director	March 31, 2011
Larry D. Layne

/s/ MICHAEL D. KANDRIS	Director	March 31, 2011
Michael D. Kandris

/s/ RYAN W. TURNER	Director	March 31, 2011
Ryan W. Turner

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.34	Limited Liability Company Agreement of New PE Holdco
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002