Form 10-Q
period 2011-03-31
Pacific Ethanol, Inc.
filed 2011-05-13
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-21467

(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	41-2170618 (I.R.S. Employer Identification No.)
400 Capitol Mall, Suite 2060, Sacramento, California (Address of principal executive offices)	95814 (zip code)
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

As of May 11, 2011, there were 120,625,692 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
ASSETS	2011	2010
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$8,450	$8,736
Accounts receivable, net (net of allowance for doubtful accounts of $118 and $287, respectively)	32,340	25,855
Inventories	18,483	17,306
Prepaid inventory	2,281	2,715
Other current assets	2,361	2,712
Total current assets	63,915	57,324

Property and equipment, net	166,351	168,976

Other Assets:
Intangible assets, net	5,151	5,382
Other assets	2,243	2,401
Total other assets	7,394	7,783
Total Assets**	$237,660	$234,083
_______________
*	Amounts derived from the audited financial statements for the year ended December 31, 2010.
**	Assets of the consolidated variable interest entity that can only be used to settle obligations of that entity were $177,789 and $183,652 as of March 31, 2011 and December 31, 2010, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$8,182	$6,472
Accrued liabilities	2,694	3,251
Current portion – long-term debt (including $1,250 and $0, due to related parties, and $30,921 and $38,108 at fair value, respectively)	32,171	38,108
Total current liabilities	43,047	47,831

Long-term debt, net of current portion (including $0 and $1,250, due to related parties, respectively)	89,629	84,981
Accrued preferred dividends	6,362	6,050
Other liabilities	6,604	7,406

Total Liabilities**	145,642	146,268

Commitments and Contingencies (Notes 4, 5 and 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010;
Series B: 1,580,790 and 2,109,772 shares authorized; 926,942 and 1,455,924 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively; liquidation preference of $24,437 as of March 31, 2011	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 108,430,832 and 90,427,009 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	108	90
Additional paid-in capital	513,722	504,546
Accumulated deficit	(512,088)	(511,794)
Total Pacific Ethanol, Inc. Stockholders’ Equity (Deficit)	1,743	(7,157)
Noncontrolling interest in variable interest entity	90,275	94,972
Total Stockholders’ Equity	92,018	87,815
Total Liabilities and Stockholders’ Equity	$237,660	$234,083
_____________
*	Amounts derived from the audited financial statements for the year ended December 31, 2010.
**
Liabilities of the consolidated variable interest entity for which creditors do not have recourse to the general credit of Pacific Ethanol, Inc. were $79,351 and $74,939 as of March 31, 2011 and December 31, 2010, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net sales	$173,148	$71,290
Cost of goods sold	170,584	74,338
Gross profit (loss)	2,564	(3,048)
Selling, general and administrative expenses	4,188	3,156
Loss from operations	(1,624)	(6,204)
Fair value adjustments on convertible debt and warrants	926	—
Loss on extinguishment of debt	—	(1,616)
Interest expense, net	(3,638)	(1,592)
Other expense	(343)	(45)
Loss before reorganization costs and provision for income taxes	(4,679)	(9,457)
Reorganization costs	—	(1,439)
Provision for income taxes	—	—
Net loss	(4,679)	(10,896)
Net loss attributed to noncontrolling interest in variable interest entity	4,697	—
Net income (loss) attributed to Pacific Ethanol, Inc.	$18	$(10,896)
Preferred stock dividends	$(312)	$(790)
Loss available to common stockholders	$(294)	$(11,686)
Net loss per share, basic and diluted	$(0.00)	$(0.20)
Weighted-average shares outstanding, basic and diluted	95,072	57,877

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net loss	$(4,679)	$(10,896)
Adjustments to reconcile net loss to cash used in operating activities:
Fair value adjustments on convertible debt and warrants	(926)	—
Loss on extinguishment of debt	—	1,616
Depreciation and amortization of intangibles	3,136	2,861
Inventory valuation	—	136
Amortization of deferred financing fees	159	134
Noncash compensation	769	397
Gain on derivatives	(28)	(531)
Bad debt expense	(130)	(40)
Equity earnings in Front Range	—	(35)
Changes in operating assets and liabilities:
Accounts receivable	(6,354)	(2,399)
Inventories	(1,177)	(1,024)
Prepaid expenses and other assets	363	194
Prepaid inventory	434	342
Accounts payable and accrued expenses	2,529	2,395
Net cash used in operating activities	(5,904)	(6,850)
Investing Activities:
Additions to property and equipment	(280)	(12)
Net cash impact of deconsolidation of Front Range	—	(10,486)
Net cash used in investing activities	(280)	(10,498)
Financing Activities:
Net Proceeds from borrowings	5,898	2,726
Net cash provided by financing activities	5,898	2,726
Net decrease in cash and cash equivalents	(286)	(14,622)
Cash and cash equivalents at beginning of period	8,736	17,545
Cash and cash equivalents at end of period	$8,450	$2,923

Supplemental Information:
Interest paid	$2,680	$1,033
Noncash financing and investing activities:
Preferred stock dividends accrued	$312	$790
Debt extinguished with issuance of common stock	$7,000	$10,000

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”) and Pacific Ag. Products, LLC, a California limited liability company (“PAP”) for all periods presented, and for the periods specified below, the Plant Owners (as defined below) (collectively, the “Company”).

The Company is the leading marketer and producer of low carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain and syrup (“WDG”), and provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies and sells its WDG to dairy operators and animal feed distributors.

On May 17, 2009, five indirect wholly-owned subsidiaries of Pacific Ethanol, namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and Pacific Ethanol Holding Co. LLC (together with the Pacific Ethanol Plants, the “Plant Owners”) each filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in an effort to restructure their indebtedness (the “Chapter 11 Filings”). The Plant Owners continued to operate their businesses and manage their properties as debtors and debtors-in-possession during the pendency of the bankruptcy proceedings.

On June 29, 2010 (the “Effective Date”), the Plant Owners declared effective their amended joint plan of reorganization (the “Plan”) with the Bankruptcy Court, which was structured in cooperation with certain of the Plant Owners’ secured lenders. Under the Plan, on the Effective Date, 100% of the ownership interests in the Plant Owners were transferred from Pacific Ethanol to a newly-formed limited liability company, New PE Holdco, LLC (“New PE Holdco”) which is wholly-owned by certain prepetition lenders, resulting in each of the Plant Owners becoming wholly-owned subsidiaries of New PE Holdco.

Effective June 29, 2010, under a new asset management agreement, the Company manages the production and operation of the Pacific Ethanol Plants. On October 6, 2010, the Company purchased a 20% ownership interest in New PE Holdco, a variable interest entity, from a number of New PE Holdco’s existing owners. At that time, the Company determined it was the primary beneficiary of New PE Holdco, and as such, has consolidated the results of New PE Holdco since that time (see Note 2).

These four facilities have an aggregate annual production capacity of up to 200 million gallons. As of March 31, 2011, three of the facilities were operating and one of the facilities was idled. If market conditions continue to improve, the Company may resume operations at the Madera, California facility, subject to the approval of New PE Holdco.

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

Of the accounts receivable balance, approximately $27,650,000 and $20,977,000 at March 31, 2011 and December 31, 2010, respectively, were used as collateral under the Kinergy working capital line of credit. The allowance for doubtful accounts was $118,000 and $287,000 as of March 31, 2011 and December 31, 2010, respectively. The Company recorded net bad debt recoveries of $130,000 and $40,000 for the three months ended March 31, 2011 and 2010, respectively.

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining fair value of convertible debt and warrants, allowance for doubtful accounts, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Reclassifications of prior year’s data have been made to conform to 2011 classifications. Such classifications had no effect on net loss reported in the consolidated statements of operations.

2.	VARIABLE INTEREST ENTITY.

On October 6, 2010, the Company purchased a 20% ownership interest in New PE Holdco from a number of New PE Holdco’s existing equity owners. The Company concluded that upon its purchase of the 20% ownership interest in New PE Holdco, the Company became the primary beneficiary of New PE Holdco and consolidated the financial results of New PE Holdco. In making this conclusion, the Company determined that New PE Holdco was a variable interest entity and the Company, through its contractual arrangements (discussed below) had the power to direct most of its activities that most significantly impacted New PE Holdco’s economic performance. Some of these activities included efficient management and operation of the Pacific Ethanol Plants, procurement of feedstock, sale of co-products and implementation of risk management strategies.

The carrying values and classification of assets that are collateral for the obligations of New PE Holdco at March 31, 2011 were as follows (in thousands):

Current assets	$12,576
Property and equipment	162,619
Other assets	2,594
Total assets	$177,789

Current liabilities	$5,466
Long-term debt	73,757
Other liabilities	128
Total liabilities	$79,351

The Company’s acquisition of its ownership interest in New PE Holdco does not impact the Company’s rights or obligations under any of the following agreements. Since its acquisition, the Company has not provided any additional support to New PE Holdco beyond the terms of the agreements described below. Creditors of New PE Holdco do not have recourse to Pacific Ethanol. The Company, directly or through one of its subsidiaries, has entered into the following management and marketing agreements:

Asset Management Agreement – The Company entered into an Asset Management Agreement (“AMA”) with the Plant Owners under which the Company agreed to operate and maintain the Pacific Ethanol Plants on behalf of the Plant Owners. These services generally include, but are not limited to, administering the Plant Owners’ compliance with their credit agreements and performing billing, collection, record keeping and other administrative and ministerial tasks. The Company agreed to supply all labor and personnel required to perform its services under the AMA, including the labor and personnel required to operate and maintain the production facilities.

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

Ethanol Marketing Agreements – Kinergy entered into separate ethanol marketing agreements with each of the three Plant Owners whose facilities are operating, which granted Kinergy the exclusive right to purchase, market and sell the ethanol produced at those facilities. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to Kinergy, an amount is to be paid equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred by Kinergy, minus (iii) the estimated incentive fee payable to Kinergy, which equals 1% of the aggregate third-party purchase price. Each of the ethanol marketing agreements has an initial term of one year and may be extended for additional one-year periods at the option of the individual Plant Owner.

Corn Procurement and Handling Agreements – PAP entered into separate corn procurement and handling agreements with each of the three Plant Owners whose facilities are operating. Under the terms of the corn procurement and handling agreements, each facility appointed PAP as its exclusive agent to solicit, negotiate, enter into and administer, on its behalf, corn supply arrangements to procure the corn necessary to operate its facility. PAP will also provide grain handling services including, but not limited to, receiving, unloading and conveying corn into the facility’s storage and, in the case of whole corn delivered, processing and hammering the whole corn.

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

Distillers Grains Marketing Agreements – PAP entered into separate distillers grains marketing agreements with each of the three Plant Owners whose facilities are operating, which granted PAP the exclusive right to market, purchase and sell the WDG produced at the facility. Under the terms of the distillers grains marketing agreements, within ten days after a Plant Owner delivers WDG to PAP, the Plant Owner is to be paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the WDG, minus (ii) the estimated amount of transportation costs to be incurred by PAP, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of WDG produced or marketed, minus (iv) the estimated incentive fee payable to PAP, which equals the greater of (a) 5% of the aggregate third-party purchase price, and (b) $2.00 for each ton of WDG sold in the transaction. Each distillers grains marketing agreement has an initial term of one year and may be extended for additional one-year periods at the option of the applicable Plant Owner.

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$1,131	$1,308
Work in progress	3,764	4,087
Finished goods	12,676	11,105
Other	912	806
Total	$18,483	$17,306

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2011 and 2010, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized gains of $28,000 and $0 as the change in the fair value of these contracts for the three months ended March 31, 2011 and 2010, respectively. The notional balances remaining on these contracts were $0 and $237,000 as of March 31, 2011 and December 31, 2010, respectively.

Interest Rate Risk – The Company, through the Plant Owners, used derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. On the Effective Date, all interest rate caps and swaps were removed from the Company’s consolidated statement of position. For the three months ended March 31, 2010, the Company recognized gains from undesignated hedges of $563,000 in interest expense, net.

Non Designated Derivative Instruments – The Company classified its derivative instruments not designated as hedging instruments of $0 and $15,000 in accrued liabilities as of March 31, 2011 and December 31, 2010, respectively.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follow (in thousands):

		Realized Gains
		For the Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2011	2010
Commodity contracts	Cost of goods sold	$13	$—
		$13	$—

		Unrealized Gains
		For the Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2011	2010
Commodity contracts	Cost of goods sold	$15	$—
Interest rate contracts	Interest expense, net	—	563
		$15	$563

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Convertible notes, at fair value	$30,921	$38,108
New PE Holdco term debt	51,279	51,279
New PE Holdco operating line of credit	22,478	18,978
Kinergy operating line of credit	15,872	13,474
Notes payable to related parties	1,250	1,250
	121,800	123,089
Less short-term portion	(32,171)	(38,108)
Long-term debt	$89,629	$84,981

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

The transactions contemplated by the exchange agreements were entered into to, among other things, clarify previously ambiguous language in the Initial Notes and Initial Warrants, provide the Company with additional time to meet its registration obligations and to add additional flexibility to the Company’s ability to incur indebtedness subordinated to the Convertible Notes. These modifications were not considered material changes and did not result in any recognition of any gain or loss.

The Convertible Notes mature on January 6, 2012, subject to the right of the lenders to extend the date (i) if an event of default under the Convertible Notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Convertible Notes, and (ii) for a period of 20 business days after the consummation of specific types of transactions involving a change of control. The Convertible Notes bear interest at the rate of 8% per annum, which is compounded monthly, with any accrued interest recorded as accrued liabilities in the consolidated balance sheets. The interest rate will increase to 15% per annum upon the occurrence of an event of default. The Company had approximately $0 and $657,000 in accrued interest with respect to the Convertible Notes as of March 31, 2011 and December 31, 2010, respectively.

The Company is obligated to make amortization payments with respect to the principal amount of each Convertible Note on each of the following dates (collectively, the “Installment Dates”): (i) March 7, 2011; (ii) May 2, 2011; and (iii) the first trading day of each calendar month thereafter. The amortizing portion of the principal of each Convertible Note (the “Monthly Amortization Amount”), equals the fraction of each Convertible Note, the numerator of which is equal to the original outstanding principal amount of the Convertible Note and the denominator of which is equal to the number of Installment Dates remaining until the maturity date. The Company may elect to pay the Monthly Amortization Amount and applicable interest in cash or shares of its common stock, at its election, subject to the satisfaction of certain conditions.

If the Company elects to make all or part of an amortization payment in shares of its common stock, it is required to deliver to the holders of the Convertible Notes the amount of shares of the Company’s common stock equal to the portion of the amount being paid in shares of the Company’s common stock divided by the lesser of the then existing Conversion Price and 85% of the average of the volume weighted average prices of the 5 lowest trading days during the 20 consecutive trading day period ending on the trading day immediately prior to the applicable Installment Date.

All amounts due under the Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a specified conversion price, or Conversion Price. The Convertible Notes were initially convertible into shares of the Company’s common stock at the initial Conversion Price of $0.85 per share (“Fixed Conversion Price”). The Conversion Price is not to exceed $0.85 and, unless the Company obtains a waiver, it cannot issue shares of common stock if the Conversion Price is less than $0.20. The Convertible Notes are now convertible by the holders into shares of the Company’s common stock at a Conversion Price that is determined as follows:

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

If the Company does not deliver shares of common stock due upon conversion of a Convertible Note within 3 trading days of a conversion, and, after such third trading day, the converting holder purchases shares of the Company’s common stock to deliver in satisfaction of a sale by the  converting holder of shares of common stock issuable upon the conversion that the converting holder anticipated receiving from the Company, upon request of the converting holder, the Company is required to either (i) pay cash to the converting holder in an amount equal to the converting holder’s total purchase price for the shares of common stock so purchased (the “Buy-In Price”), at which point the Company’s obligation to deliver the shares issuable upon the conversion shall terminate, or (ii) deliver shares of common stock due upon conversion and pay cash to the converting Holder in an amount equal to the excess (if any) of the Buy-In Price over the market value of the shares issuable upon conversion on the trading day immediately before the conversion date.

The Convertible Notes may not be converted if, after giving effect to the conversion, the holder together with its affiliates would beneficially own in excess of 4.99% or 9.99% (which percentage has been established at the election of each holder) of the Company’s outstanding shares of common stock (the “Blocker”). The Blocker applicable to the conversion of the Convertible Notes may be raised or lowered to any other percentage not in excess of 9.99% or less than 4.99%, subject to an advance notice period, at the option of the holder.

The Company issued 8,039,000 shares of its common stock to satisfy the March 7, 2011 Installment Date payment of $3,500,000 in principal and $1,263,000 in accrued interest. The Company has also elected to issue shares of its common stock to satisfy its May 2, 2011 Installment Date payment of principal and accrued interest. In accordance with the Convertible Notes, on March 25, 2011, the Company issued 6,860,000 shares of its common stock as a pre-installment payment of $3,500,000 in principal and $385,000 in accrued interest and on May 2, 2011, issued an additional 2,914,000 “true-up” shares of its common stock. Through March 31, 2011, the Company has issued an aggregate of 14,899,000 shares of its common stock to pay $7,000,000 in principal and related interest, not including the 2,914,000 “true-up” shares required to be issued on May 2, 2011.

On May 2, 2011, the Company elected to issue shares of its common stock to satisfy its June 1, 2011 Installment Date payment of principal and accrued interest. In accordance with the Convertible Notes, on May 4, 2011, the Company issued 8,883,000 shares of its common stock as a pre-installment payment of $3,350,000 in principal and $179,000 in accrued interest. As of May 13, 2011, based on the current Conversion Price of $0.40, the Convertible Notes were convertible into an additional 63,183,000 shares of the Company’s common stock, if it were to elect to make the remainder of the scheduled monthly payments of principal and interest in shares of its common stock.

Through May 11, 2011, the Company issued an aggregate of 429,000 shares of its common stock to satisfy $200,000 in principal and $13,000 in interest in respect of additional note conversions by holders of the Convertible Notes.

The Company has elected to account for the Convertible Notes using the fair value alternative in order to simplify its accounting and reporting of the Convertible Notes. Accordingly, the Company has adjusted the carrying value of the Convertible Notes to their fair value as of March 31, 2011, as reflected in fair value adjustments on convertible debt and warrants in the statements of operations. The recorded fair value of the Convertible Notes of $30,921,000 differs from the stated unpaid principal amounts of $28,000,000 as of March 31, 2011. The Company recorded a fair value adjustment of a reduction of $187,000 for the three months ended March 31, 2011 for changes in fair value, which adjustment is attributed to term shortening and reduction in the market value of the Company’s common stock. There were no changes in fair value of the Convertible Notes due to a change in the estimated credit risk of the instruments. See Note 8 for the Company’s fair value assumptions.

New PE Holdco Working Capital Line of Credit – For the three months ended March 31, 2011, New PE Holdco borrowed $3,500,000 on its working capital line of credit.

Loss on Extinguishment of Debt – In March 2010, the Company announced agreements designed to satisfy its indebtedness to Lyles United, LLC and Lyles Mechanical Co. (collectively, “Lyles”). Socius CG II, Ltd. (“Socius”) entered into purchase agreements with Lyles under which Socius would purchase claims in respect of the Company’s indebtedness in up to $5,000,000 tranches, which claims Socius would then settle in exchange for shares of the Company’s common stock. Each tranche was to be settled in exchange for the Company’s common stock valued at a 20% discount to the volume weighted average price of the Company’s common stock over a predetermined trading period, which ranged from five to 20 trading days, immediately following the date on which the shares were first issued to Socius. Under this arrangement, the Company issued shares to Socius which settled outstanding debt previously owed to Lyles. For the three months ended March 31, 2010, the Company issued an aggregate of 7,862,000 shares with an aggregate fair value of $11,616,000 in exchange for $10,000,000 in debt extinguishment, resulting in an aggregate loss of $1,616,000. The Company determined fair value based on the closing price of its shares on the last day of the applicable trading period, which was the date the net shares to be issued were determinable by the Company.

6.	PREFERRED STOCK

For the three months ended March 31, 2011, 528,982 shares of the Company’s Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) were converted into 3,105,123 shares of the Company’s common stock.

7.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At March 31, 2011, the Company had fixed-price purchase contracts with its suppliers to purchase $13,944,000 of ethanol. These fixed-price contracts will be satisfied throughout the remainder of 2011.

Sales Commitments – At March 31, 2011, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and WDG. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$4,526
WDG	1,213
Total	$5,739

Indexed-Price Contracts (Volume)
Ethanol (gallons)	108,225
WDG (tons)	24

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

8.      FAIR VALUE MEASUREMENTS.

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

Convertible Notes and Warrants – The Company has recorded its Convertible Notes and Warrants at fair value and designated them as Level 3.

The Convertible Notes were valued using a combination of a Monte Carlo Binomial Lattice-Based valuation methodology for the embedded conversion feature, adjusted for marketability restrictions, combined with a discounted cash flow model for the payment stream of the debt instrument. The significant assumptions used in the valuations are as follows:

Assumptions	March 31, 2011	December 31, 2010
Stock price	$0.63	$0.72
Volatility	64.5%	68.4%
Risk free interest rate	0.24%	0.29%
Term (years)	0.78	1.03
Marketability discount	22.3%	27.0%
Discount rate of debt instrument	30.0%	30.0%

Based on the above, the Company estimated the fair value of the Convertible Notes to be $30,921,000 and $38,108,000 at March 31, 2011 and December 31, 2010, respectively.

The Warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The significant assumptions used in the valuations are as follows:

Assumptions	March 31, 2011	December 31, 2010
Stock price	$0.63	$0.72
Volatility	67.4%	63.5%
Risk free interest rate	2.90%	2.71%
Term (years)	6.60	6.90
Marketability discount	45.4%	44.4%

Based on the above, the Company estimated the fair value of the Warrants to be $4,979,000 and $5,718,000 at March 31, 2011 and December 31, 2010, respectively.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible Notes	$—	$—	$30,921	$30,921
Warrants(1)	—	—	4,979	4,979
Total Liabilities	$—	$—	$35,900	$35,900
__________
(1)  Included in other liabilities in the consolidated balance sheets.

The following table summarizes fair value measurements by level at December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible Notes	$—	$—	$38,108	$38,108
Warrants(1)	—	—	5,718	5,718
Commodity contracts(2)	15	—	—	15
Total Liabilities	$15	$—	$43,826	$43,841
__________
(1)  Included in other liabilities in the consolidated balance sheets.
(2)  Included in accrued liabilities in the consolidated balance sheets.

The changes in the Company’s fair value of its Level 3 inputs are as follows (in thousands):

	Convertible Notes	Warrants
Balance, December 31, 2010	$38,108	$5,718
Principal payments	(7,000)	—
Adjustments to fair value for the period	(187)	(739)
Balance, March 31, 2011	$30,921	$4,979

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2011
	Income (Loss) Numerator	Shares Denominator	Per-Share Amount
Net income	$18
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Loss available to common stockholders	$(294)	95,072	$(0.00)

	Three Months Ended March 31, 2010
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(10,896)
Less: Preferred stock dividends	(790)
Basic and diluted loss per share:
Loss available to common stockholders	$(11,686)	57,877	$(0.20)

There were an aggregate of 56,759,000 and 7,038,000 potentially dilutive weighted-average shares from convertible securities outstanding as of March 31, 2011 and 2010, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2011 and 2010, as their effect would have been anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $6,362,000 and $6,050,000 as of March 31, 2011 and December 31, 2010, respectively.

The Company had notes payable to its Chairman of the Board and its Chief Executive Officer totaling $1,250,000 as of March 31, 2011 and December 31, 2010. These notes mature on March 31, 2012.

11.	PLANT OWNERS’ CONDENSED COMBINED FINANCIAL STATEMENTS.

Since the consolidated financial statements of the Company include entities other than the Plant Owners, the following presents the condensed combined financial statements of the Plant Owners. These condensed combined financial statements have been prepared, in all material respects, on the same basis as the consolidated financial statements of the Company. The condensed combined financial statements of the Plant Owners are as follows (unaudited, in thousands):

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2010

Net sales	$42,685
Cost of goods sold	46,729
Gross loss	(4,044)
Selling, general and administrative expenses	985
Loss from operations	(5,029)
Reorganization costs – professional fees	1,382
Reorganization costs – trustee fees	57
Other expense, net	625
Net loss	$(7,093)

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010

Operating Activities:
Net loss	$(7,093)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,531
Gain on derivative instruments	(531)
Changes in operating assets and liabilities:
Accounts receivable	(424)
Inventories	581
Prepaid expenses and other assets	126
Accounts payable and accrued expenses	1,943
Related party receivables and payables	(2,267)
Net cash used in operating activities	$(5,134)
Investing Activities:
Additions to property and equipment	$(32)
Net cash used in investing activities	$(32)
Financing Activities:
Proceeds from borrowings	$2,740
Net cash provided by financing activities	$2,740
Net decrease in cash and cash equivalents	(2,426)
Cash and cash equivalents at beginning of period	3,246
Cash and cash equivalents at end of period	$820

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Any of the factors described immediately above, or referenced from time to time in our filings with the Securities and Exchange Commission or in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

We currently manage the production of ethanol at the Pacific Ethanol Plants under the terms of an asset management agreement with the Plant Owners. We also market ethanol and its co-products, including wet distillers grain and syrup, or WDG, produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational. We also market ethanol and its co-products to other third parties, and provide transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington.

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

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; consolidation of variable interest entities; convertible notes and warrants carried at fair value; impairment of long-lived and intangible assets; and allowance for doubtful accounts. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:
	Three Months Ended March 31,		Percentage
	2011	2010	Variance
Production gallons sold (in millions)	36.9	19.7	87.3%
Third party gallons sold (in millions)	47.7	39.0	22.3%
Total gallons sold (in millions)	84.6	58.7	44.1%

Average sales price per gallon	$2.53	$1.83	38.3%

Corn cost per bushel—CBOT equivalent (1)	$6.63	$3.70	79.2%
Co-product revenues as % of delivered cost of corn	22.7%	21.0%	8.1%

Average CBOT ethanol price per gallon	$2.42	$1.71	41.5%
Average CBOT corn price per bushel	$6.70	$3.70	81.1%
_________________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2011	2010	Dollars	Percent

Net sales	$173,148	$71,290	$101,858	142.9%
Cost of goods sold	170,584	74,338	96,246	129.5%
Gross profit (loss)	$2,564	$(3,048)	$5,612	184.1%
Percentage of net sales	1.5%	(4.3)%

Net Sales

The increase in our net sales for the three months ended March 31, 2011 as compared to the same period in 2010 was due to an increase in total gallons sold and an increase in our average sales price per gallon.

Total volume of ethanol production gallons sold increased by 17.2 million gallons, or 87%, to 36.9 million gallons for the three months ended March 31, 2011 as compared to 19.7 million gallons for the same period in 2010. The increase in production gallons sold is primarily due to the Stockton facility operating during the three months ended March 31, 2011, whereas it was not operating during the same period in 2010. Total volume of third party gallons sold increased by 8.7 million gallons, or 22%, to 47.7 million gallons for the three months ended March 31, 2011 as compared to 39.0 million gallons for the same period in 2010. The increase in third party sales volume is primarily due to additional gallons sold through third-party ethanol marketing arrangements.

Our average sales price per gallon increased 38% to $2.53 for the three months ended March 31, 2011 from an average sales price per gallon of $1.83 for the same period in 2010. The average CBOT price per gallon increased 42% to $2.42 for the three months ended March 31, 2011 from an average CBOT price per gallon of $1.71 for the same period in 2010.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin increased to 1.5% for the three months ended March 31, 2011 from negative 4.3% for the same period in 2010 primarily due to increased production volumes. Further, for the three months ended March 31, 2011, we were able to offset approximately $1.5 million of our additional costs due to elevated corn prices with proceeds from the California Ethanol Producer Incentive Program, which were recorded as reductions to cost of goods sold.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2011	2010	Dollars	Percent
Selling, general and administrative expenses	$4,188	$3,156	$1,032	32.7%
Percentage of net sales	2.4%	4.4%

Our SG&A increased in absolute dollars, but decreased as a percentage of net sales for the three months ended March 31, 2011. SG&A increased $1.0 million to $4.2 million for the three months ended March 31, 2011 as compared to $3.2 million for the same period in 2010. The increase in the dollar amount of SG&A is primarily due to the following factors:

•
noncash compensation expenses increased by $0.4 million due to increased grants of restricted stock awards to our employees and members of our board of directors. During the prior year period, we made far fewer grants as we continued to execute on our restructuring plans;

•	professional fees increased by $0.3 million due to organizational costs incurred by New PE Holdco;

•	permitting fees increased by $0.1 million due to the Stockton facility regaining operational status; and

•	amortization of intangibles increased by $0.1 million due to amortization of the Pacific Ethanol tradename by New PE Holdco.

Fair Value Adjustments on Convertible Debt and Warrants

The following table presents our fair value adjustments on convertible debt and warrants in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2011	2010	Dollars	Percent
Fair value adjustments on convertible debt and warrants	$926	$—	$926	NA
Percentage of net sales	0.5%	—%

We issued convertible debt and warrants in the fourth quarter of 2010 for $35.0 million in cash. The convertible debt and warrants are recorded at fair value. We recorded income of $0.9 million related to the subsequent fair value adjustments of these instruments for the three months ended March 31, 2011.

Loss on Extinguishment of Debt

The following table presents our loss on extinguishment of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2011	2010	Dollars	Percent
Loss on extinguishment of debt	$—	$1,616	$(1,616)	(100.0%)
Percentage of net sales	—%	2.3%

We were party to certain agreements designed to satisfy our outstanding debt to Lyles. Under these agreements, we issued shares to a third party which acquired outstanding debt owed to Lyles in two successive transactions. Under these transactions, we issued an aggregate of 7.9 million shares with an aggregate fair value of $11.6 million in exchange for $10.0 million in debt extinguishment, resulting in an aggregate loss of $1.6 million for the three months ended March 31, 2010. We determined fair value based on the closing price of our shares at the end of an applicable five trading-day period, the date the net shares to be issued were determinable.

Interest Expense, net

The following table presents our interest expense, net in dollars and our interest expense, net as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2011	2010	Dollars	Percent
Interest expense, net	$3,638	$1,592	$2,046	128.5%
Percentage of net sales	2.1%	2.2%

Interest expense, net increased by $2.0 million to $3.6 million for the three months ended March 31, 2011 from $1.6 million for the same period in 2010. The increase in interest expense, net is primarily due to increased average debt balances, which includes our Convertible Notes and New PE Holdco’s credit facility, neither of which were outstanding for the comparable period in 2010.

Other Expense

The following table presents our other expense in dollars and our other expense as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2011	2010	Dollars	Percent
Other expense	$343	$45	$298	662.2%
Percentage of net sales	0.2%	0.1%

Other expense increased by $0.3 million to $0.3 million for the three months ended March 31, 2011 from $0.0 million for the same period in 2010. The increase in other expense is primarily due to the increase in bank fees associated with New PE Holdco’s credit facility.

Reorganization Costs

The following table presents our reorganization costs in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2011	2010	Dollars	Percent
Reorganization costs	$—	$1,439	$(1,439)	(100.0)%
Percentage of net sales	—%	2.0%

Reorganization costs decreased by $1.4 million for the three months ended March 31, 2011 as compared to the same period in 2010, due to the Plant Owners’ emergence from bankruptcy on June 29, 2010.

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the proportionate share of the net loss attributed to noncontrolling interest in New PE Holdco, a variable interest entity, and net loss attributed to noncontrolling interest in variable interest entity as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2011	2010	Dollars	Percent
Net loss attributed to noncontrolling interest in variable interest entity	$4,697	$—	$4,697	NA
Percentage of net sales	2.7%	—%

Net loss attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of New PE Holdco, a variable interest entity, beginning October 6, 2010. For the three months ended March 31, 2011, we consolidated the entire income statement of New PE Holdco. However, because we owned only 20% of New PE Holdco, we reduced our net loss for the noncontrolling interest, which was the 80% ownership interest that we do not own.

Net Income (Loss) Attributed to Pacific Ethanol, Inc.

The following table presents our net income (loss) attributed to Pacific Ethanol, Inc. in dollars and our net income (loss) attributed to Pacific Ethanol, Inc. as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2011	2010	Dollars	Percent
Net income (loss) attributed to Pacific Ethanol, Inc.	$18	$(10,896)	$10,914	100.2%
Percentage of net sales	0.0%	15.3%

Net loss attributed to Pacific Ethanol, Inc. decreased during the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to increases in gross profit and fair value adjustments on convertible debt and warrants, which were partially offset by an increase in SG&A expenses and interest expense, net.

Preferred Stock Dividends and Loss Available to Common Stockholders

The following table presents the preferred stock dividends in dollars for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, these preferred stock dividends as a percentage of net sales, and our loss available to common stockholders in dollars and our loss available to common stockholders as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2011	2010	Dollars	Percent
Preferred stock dividends	$312	$790	$(478)	(60.5)%
Percentage of net sales	0.2%	1.1%

Loss available to common stockholders	$294	$11,686	$(11,392)	(97.5)%
Percentage of net sales	0.2%	16.4%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum, of the purchase price per share of the Series B Preferred Stock. We have accrued dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million and $0.8 million, for three months ended March 31, 2011 and 2010, respectively, resulting in total accrued and unpaid dividends of $6.3 million as of March 31, 2011.

Liquidity and Capital Resources

During the three months ended March 31, 2011, we funded our operations primarily from cash provided by operations, borrowings under our credit facilities and the remaining proceeds from the issuance and sale of our Convertible Notes and Warrants. We had working capital of $20.9 million and $9.5 million as of March 31, 2011 and December 31, 2010, respectively. We had cash and cash equivalents of $8.5 million and $8.7 million as of March 31, 2011 and December 31, 2010, respectively.

Our current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. In addition, New PE Holdco has a credit facility for use in the operations of the Pacific Ethanol Plants. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under our asset management agreement relating to our operation of the Pacific Ethanol Plants, distributions, if any, in respect of our ownership interest in New PE Holdco, and the remaining proceeds of any future debt and/or equity financings.

On June 30, 2010, we received a letter from The NASDAQ Stock Market, or NASDAQ, indicating that the bid price of our common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing. We were provided an initial period of 180 calendar days, or until December 27, 2010, during which to regain compliance. We failed to regain compliance by December 27, 2010 but, due to our transition from The NASDAQ Global Market to The NASDAQ Capital Market, we were provided a final additional period of 180 calendar days, or until June 27, 2011, during which to regain compliance. We have submitted a proposal to our stockholders to approve a reverse split of our outstanding shares of common stock at a ratio to be selected by our board of directors of between 1-for-3 and 1-for-7, inclusive. This reverse split, if it occurs, is intended to increase the bid price of our common stock above the minimum $1.00 per share required for continued listing. Even if approved by our stockholders, our board of directors may delay the reverse split in its sole discretion up until the date of our annual meeting of stockholders scheduled for 2012. Our board of directors may also abandon the reverse split at any time prior to its effectiveness. Despite the planned reverse split, we may be unable to regain compliance with the closing bid price requirement by June 27, 2011. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

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

	March 31, 2011	December 31, 2010	Variance
Current assets	$63,915	$57,324	11.5%
Total assets of variable interest entity	$177,789	$183,652	(3.2)%
Current liabilities	$43,047	$47,831	(10.0)%
Property and equipment, net	$166,351	$168,976	(1.6)%
Notes payable, current portion	$32,171	$38,108	(15.6)%
Notes payable, noncurrent portion	$89,629	$84,981	5.5%
Total liabilities of variable interest entity	$79,351	$74,939	5.9%
Working capital	$20,868	$9,493	119.8%
Working capital ratio	1.48	1.20	23.3%

Change in Working Capital and Cash Flows

Working capital increased to $20.9 million at March 31, 2011 from $9.5 million at December 31, 2010 as a result of increases in current assets of $6.6 million and decreases in current liabilities of $4.8 million.

Current assets increased primarily due to an increase in accounts receivable of $6.5 million as a result of higher net sales.

Current liabilities decreased primarily due to decreases in the current portion of our long-term debt, as a result of the issuance of shares of our common stock to pay $7.0 million in principal plus interest on our Convertible Notes, partially offset by an increase in accounts payable of $1.7 million related to an increase in commodity prices.

Cash used in operating activities of $5.9 million resulted primarily from a net loss of $4.7 million, an increase in accounts receivable of $6.5 million, an increase in inventories of $1.2 million and a gain on fair value adjustments of $0.9 million. These increases were partially offset by depreciation expense of $3.1 million, an increase in accounts payable and accrued expenses of $2.5 million and noncash compensation of $0.8 million.

Cash used in investing activities of $0.3 million resulted from additions to property and equipment.

Cash provided by financing activities of $5.9 million resulted from proceeds from borrowings under our credit facilities.

Convertible Notes

We have raised $35.0 million through the issuance and sale of $35.0 million in principal amount of Convertible Notes and Warrants to purchase 20.6 million shares of our common stock.

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

We are obligated to make amortization payments with respect to the principal amount of each Convertible Note on each of the following dates, collectively, the Installment Dates: (i) March 7, 2011; (ii) May 2, 2011; and (iii) the first trading day of each calendar month thereafter. The amortizing portion of the principal of each Convertible Note, or Monthly Amortization Amount, equals the fraction of each Convertible Note, the numerator of which is equal to the original outstanding principal amount of the Convertible Note and the denominator of which is equal to the number of Installment Dates remaining until the maturity date. We may elect to pay the Monthly Amortization Amount and applicable interest in cash or shares of our common stock, at our election, subject to the satisfaction of certain conditions.

If we elect to make all or part of an amortization payment in shares of our common stock, we are required to deliver to the holders of the Convertible Notes the amount of shares of our common stock equal to the portion of the amount being paid in shares of our common stock divided by the lesser of the then existing Conversion Price and 85% of the average of the volume weighted average prices of the 5 lowest trading days during the 20 consecutive trading day period ending on the trading day immediately prior to the applicable Installment Date.

All amounts due under the Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a specified conversion price, or Conversion Price. The Convertible Notes were initially convertible into shares of our common stock at the initial Conversion Price of $0.85 per share, or Fixed Conversion Price. The Conversion Price is not to exceed $0.85 and, unless we obtain a waiver, we cannot issue shares of common stock if the Conversion Price is less than $0.20. The Convertible Notes are now convertible by the holders into shares of our common stock at a Conversion Price that is determined as follows:

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

We issued 8.0 million shares of our common stock to satisfy the March 7, 2011 Installment Date payment of $3.5 million in principal and $1.3 million in accrued interest. We have also elected to issue shares of our common stock to satisfy the May 2, 2011 Installment Date payment of principal and accrued interest. In accordance with the Convertible Notes, on March 25, 2011, we issued 6.9 million shares of our common stock as a pre-installment payment of $3.5 million in principal and $0.4 million in accrued interest and on May 2, 2011, issued an additional 2.9 million “true-up” shares of our common stock. Through March 31, 2011, we have issued an aggregate of 14.9 million shares of our common stock to pay $7.0 million in principal and related interest, not including the 2.9 million “true-up” shares required to be issued on May 2, 2011.

On May 2, 2011, we elected to issue shares of our common stock to satisfy the June 1, 2011 Installment Date payment of principal and accrued interest. In accordance with the Convertible Notes, on May 4, 2011, we issued 8.9 million shares of our common stock as a pre-installment payment of $3.4 million in principal and $0.2 million in accrued interest. As of May 13, 2011, based on the current Conversion Price of $0.40, the Convertible Notes were convertible into an additional 63.2 million shares of our common stock, if we were to elect to make the remainder of the scheduled monthly payments of principal and interest in shares of our common stock.

Through May 11, 2011, we have issued an aggregate of 0.4 million shares of our common stock to satisfy $0.2 million in principal and $13,000 in interest in respect of additional note conversions by holders of the Convertible Notes.

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

Notes Payable to Related Parties

On March 31, 2009, our Chairman of the Board and our Chief Executive Officer provided funds in the aggregate amount of $2.0 million for general working capital purposes, in exchange for two unsecured promissory notes payable by us. Interest on the unpaid principal amounts accrues at a rate per annum of 8.00%. All principal and accrued and unpaid interest on the promissory notes was due and payable in March 2010. The maturity date of these notes was initially extended to January 5, 2011. On October 29, 2010, we repaid $0.8 million of principal on these notes and all accrued and unpaid interest. On November 5, 2010, we further extended the maturity date of these notes to March 31, 2012.

Kinergy Operating Line of Credit

Kinergy maintains a credit facility in the aggregate amount of up to $20.0 million. The credit facility expires on December 31, 2013. In April 2011, Kinergy’s lender temporarily increased the line to up to $25.0 million through June 30, 2011. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (LIBOR), plus (ii) a specified applicable margin ranging between 3.50% and 4.50%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $3,000 monthly servicing fee. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited to $750,000 per fiscal quarter in 2011, $800,000 per fiscal quarter in 2012, and $850,000 per fiscal quarter in 2013. Kinergy is required to meet specified EBITDA and fixed coverage ratio financial covenants under the credit facility and is prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. Kinergy’s obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender. We have guaranteed all of Kinergy’s obligations under the credit facility.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2011 and 2010.

Impact of New Accounting Pronouncements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2011 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

We have proposed to our stockholders a reverse split of our issued and outstanding shares of common stock which, if approved and implemented, may have adverse effects on holders of our common stock.

We have proposed to our stockholders a reverse split of our issued and outstanding shares of common stock at a ratio of 1-for-3 to 1-for-7, inclusive, to be selected in the discretion of our Board of Directors. The reverse split is intended to increase the trading price of our common stock and allow us to regain compliance with the $1.00 minimum bid price required by NASDAQ. If the reverse split is approved and implemented, it may have adverse effects on holders of our common stock. There can be no assurance that the market price per share of our common stock after the reverse split will increase and remain in proportion to the reduction in the number of shares of our common stock outstanding before the reverse split. Accordingly, the total market capitalization of our common stock after the reverse split may be lower than the total market capitalization before the reverse split. Moreover, in the future, the market price of our common stock following the reverse split may not exceed or remain higher than the market price prior to the reverse split and we may again fall out of compliance with the $1.00 minimum bid price required by NASDAQ. In addition, the number of shares of common stock available for future issuance will increase substantially, increasing the ability of our Board of Directors to issue authorized and unissued shares in the future without further stockholder action. Also, if the reverse split is approved and implemented and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the reverse split. We also will have fewer shares that are publicly traded. As a result, the trading liquidity of our common stock may decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We issued 8,039,045 shares of our common stock to satisfy the March 7, 2011 Installment Date payment of $3.5 million in principal and approximately $1.3 million in accrued interest on our Convertible Notes. We have also elected to issue shares of our common stock to satisfy the May 2, 2011 Installment Date payment of principal and accrued interest. In accordance with the Convertible Notes, we issued 6,859,654 shares of our common stock as a pre-installment payment of $3.5 million in principal and approximately $0.4 million in accrued interest on our Convertible Notes and issued an additional 2,914,161 “true-up” shares of our common stock on May 2, 2011.

Dividends

For each of the three months ended March 31, 2011 and 2010, we accrued, but did not pay, an aggregate of $0.3 million and $0.8 million, respectively, in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. In addition, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the years ended December 31, 2010 and 2009, for the three months ended March 31, 2011 or thereafter through the filing of this report. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We accrued for dividend payments on our Series B Preferred Stock in the amount of $6.4 million as of March 31, 2011. We have not yet paid these dividends and we are therefore in breach of our obligations in respect of our Series B Preferred Stock.

ITEM 4.	(REMOVED AND RESERVED).

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Form of Amendment and Exchange Agreements dated January 7, 2011 between Pacific Ethanol, Inc. and each Investor (1)
10.2	Form of Senior Convertible Note issued to each Investor on January 7, 2011 (1)
10.3	Form of Warrant issued to each Investor on January 7, 2011 (1)
10.4	Form of Amendment and Waiver Agreements entered into on March 24, 2011 between Pacific Ethanol, Inc. and each Investor (2)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
____________________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for January 7, 2011 filed with the Securities and Exchange Commission on January 7, 2011.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 24, 2011 filed with the Securities and Exchange Commission on March 25, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 13, 2011	By:	/s/ BRYON T. MCGREGOR
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