Form 10-Q
period 2011-06-30
Pacific Ethanol, Inc.
filed 2011-08-11
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 9, 2011, there were 25,743,378 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2011	December 31, 2010
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$9,832	$8,736
Accounts receivable, net (net of allowance for doubtful accounts of $108 and $287, respectively)	34,281	25,855
Inventories	20,851	17,306
Prepaid inventory	6,141	2,715
Other current assets	2,057	2,712
Total current assets	73,162	57,324

Property and equipment, net	164,483	168,976

Other Assets:
Intangible assets, net	4,920	5,382
Other assets	2,135	2,401
Total other assets	7,055	7,783

Total Assets**	$244,700	$234,083

*	Amounts derived from the audited financial statements for the year ended December 31, 2010.
**	Assets of the consolidated variable interest entity that can only be used to settle obligations of that entity were $175,528 and $183,652 as of June 30, 2011 and December 31, 2010, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2011	December 31, 2010
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$9,853	$6,472
Accrued liabilities	2,783	3,251
Current portion – long-term debt (including $1,250 and $0, due to related parties, and $25,134 and $38,108 at fair value, respectively)	26,384	38,108
Total current liabilities	39,020	47,831

Long-term debt, net of current portion (including $0 and $1,250, due to related parties, respectively)	100,190	84,981
Accrued preferred dividends	6,677	6,050
Other liabilities	2,723	7,406
Total Liabilities**	148,610	146,268

Commitments and Contingencies (Notes 4, 5 and 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010;	-	-
Series B: 1,580,790 and 2,109,772 shares authorized; 926,942 and 1,455,924 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively; liquidation preference of $24,752 as of June 30, 2011	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 19,510,999 and 12,918,144 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	20	13
Additional paid-in capital	522,872	504,623
Accumulated deficit	(511,653)	(511,794)
Total Pacific Ethanol, Inc. Stockholders’ Equity (Deficit)	11,240	(7,157)
Noncontrolling interest in variable interest entity	84,850	94,972
Total Stockholders’ Equity	96,090	87,815
Total Liabilities and Stockholders’ Equity	$244,700	$234,083

*	Amounts derived from the audited financial statements for the year ended December 31, 2010.
**
Liabilities of the consolidated variable interest entity for which creditors do not have recourse to the general credit of Pacific Ethanol, Inc. were $85,610 and $74,939 as of June 30, 2011 and December 31, 2010, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$214,593	$76,758	$387,741	$148,048
Cost of goods sold	213,310	79,487	383,894	153,825
Gross profit (loss)	1,283	(2,729)	3,847	(5,777)
Selling, general and administrative expenses	4,059	3,177	8,247	6,333
Loss from operations	(2,776)	(5,906)	(4,400)	(12,110)
Fair value adjustments on convertible debt and warrants	1,929	—	2,855	—
Loss on extinguishments of debt	—	(544)	—	(2,159)
Interest expense, net	(3,628)	(1,271)	(7,266)	(2,863)
Other expense, net	(200)	(421)	(543)	(466)
Loss before reorganization costs, gain from bankruptcy exit and provision for income taxes	(4,675)	(8,142)	(9,354)	(17,598)
Reorganization costs	—	(2,714)	—	(4,153)
Gain from bankruptcy exit	—	119,408	—	119,408
Provision for income taxes	—	—	—	—
Net income (loss)	(4,675)	108,552	(9,354)	97,657
Net loss attributed to noncontrolling interest in variable interest entity	(5,425)	—	(10,122)	—
Net income attributed to Pacific Ethanol	$750	$108,552	$768	$97,657
Preferred stock dividends	$(315)	$(798)	$(627)	$(1,588)
Income available to common stockholders	$435	$107,754	$141	$96,069
Net income per share, basic	$0.03	$10.95	$0.01	$10.61
Net income per share, diluted	$0.03	$10.01	$0.01	$9.71
Weighted-average shares outstanding, basic	16,768	9,842	15,183	9,057
Weighted-average shares outstanding, diluted	16,768	10,847	15,183	10,062

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net income (loss)	$(9,354)	$97,657
Adjustments to reconcile net income (loss) to cash used in operating activities:
Fair value adjustments on convertible debt and warrants	(2,855)	—
Gain on bankruptcy exit	—	(119,408)
Loss on extinguishment of debt	—	2,159
Depreciation and amortization of intangibles	6,319	5,708
Inventory valuation	—	136
Amortization of deferred financing fees	319	269
Noncash compensation	1,525	891
Derivative instruments	61	(1,206)
Bad debt expense	(140)	(214)
Equity earnings in Front Range	—	334
Changes in operating assets and liabilities:
Accounts receivable	(8,286)	(6,653)
Inventories	(3,545)	1,554
Prepaid expenses and other assets	579	334
Prepaid inventory	(3,426)	525
Accounts payable and accrued expenses	4,804	9,956
Net cash used in operating activities	(13,999)	(7,958)
Investing Activities:
Additions to property and equipment	(1,364)	(277)
Net cash impact of deconsolidation of Front Range	—	(10,486)
Net cash impact of bankruptcy exit	—	(1,301)
Net cash used in investing activities	(1,364)	(12,064)
Financing Activities:
Net Proceeds from borrowings	16,459	4,452
Net cash provided by financing activities	16,459	4,452
Net increase (decrease) in cash and cash equivalents	1,096	(15,570)
Cash and cash equivalents at beginning of period	8,736	17,545
Cash and cash equivalents at end of period	$9,832	$1,975

Supplemental Information:
Interest paid	$5,529	$3,150
Noncash financing and investing activities:
Preferred stock dividends accrued	$627	$1,588
Debt extinguished with issuance of common stock	$14,700	$19,000

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

Under an asset management agreement, the Company manages the production and operation of the Pacific Ethanol Plants. On October 6, 2010, the Company purchased a 20% ownership interest in New PE Holdco, a variable interest entity, from a number of New PE Holdco’s existing owners. At that time, the Company determined it was the primary beneficiary of New PE Holdco, and as such, has consolidated the results of New PE Holdco since that time (see Note 2).

These four facilities have an aggregate annual production capacity of up to 200 million gallons. As of June 30, 2011, three of the facilities were operating and one of the facilities was idled. If market conditions continue to improve, the Company may resume operations at the Madera, California facility, subject to the approval of New PE Holdco.

Reverse Stock Split – On June 8, 2011, the Company effected a one-for-seven reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

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

Of the accounts receivable balance, approximately $28,990,000 and $20,977,000 at June 30, 2011 and December 31, 2010, respectively, were used as collateral under Kinergy’s working capital line of credit. The allowance for doubtful accounts was $108,000 and $287,000 as of June 30, 2011 and December 31, 2010, respectively. The Company recorded net bad debt recoveries of $10,000 and $174,000 for the three months ended June 30, 2011 and 2010, respectively. The Company recorded net bad debt recoveries of $140,000 and $214,000 for the six months ended June 30, 2011 and 2010, respectively.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The carrying values and classification of assets that are collateral for the obligations of New PE Holdco at June 30, 2011 were as follows (in thousands):

Current assets	$12,803
Property and equipment	160,380
Other assets	2,345
Total assets	$175,528

Current liabilities	$6,220
Long-term debt	79,257
Other liabilities	133
Total liabilities	$85,610

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

The AMA had an initial term of six months and successive six-month renewal periods at the option of the Plant Owners. In addition to typical conditions for a party to terminate the agreement prior to its expiration, the Company may terminate the AMA, and the Plant Owners may terminate the AMA with respect to any facility, at any time by providing at least 60 days prior notice of such termination. On June 30, 2011, the AMA was amended and extended for one year.

Ethanol Marketing Agreements – Kinergy entered into separate ethanol marketing agreements with each of the three Plant Owners whose facilities are operating, which granted Kinergy the exclusive right to purchase, market and sell the ethanol produced at those facilities. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to Kinergy, an amount is to be paid equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred by Kinergy, minus (iii) the estimated incentive fee payable to Kinergy, which equals 1% of the aggregate third-party purchase price. Each of the ethanol marketing agreements had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner. On June 30, 2011, all ethanol marketing agreements were amended and extended for one year. In addition, the price to be paid to Kinergy was amended to include a marketing fee collar of not less than $0.15 per gallon and not more than $0.225 per gallon.

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

PAP was to receive a fee of $0.50 per ton of corn delivered to each facility as consideration for its procurement services and a fee of $1.50 per ton of corn delivered as consideration for its grain handling services, each payable monthly. The Company agreed to enter into an agreement guaranteeing the performance of PAP’s obligations under the corn procurement and handling agreement upon the request of a Plant Owner. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner. On June 30, 2011, all corn procurement and handling agreements were amended and extended for one year. In addition, the corn procurement and handling fee was changed to $0.045 per bushel of corn.

Distillers Grains Marketing Agreements – PAP entered into separate distillers grains marketing agreements with each of the three Plant Owners whose facilities are operating, which granted PAP the exclusive right to market, purchase and sell the WDG produced at the facility. Under the terms of the distillers grains marketing agreements, within ten days after a Plant Owner delivers WDG to PAP, the Plant Owner is to be paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the WDG, minus (ii) the estimated amount of transportation costs to be incurred by PAP, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of WDG produced or marketed, minus (iv) the estimated incentive fee payable to PAP, which equals the greater of (a) 5% of the aggregate third-party purchase price, and (b) $2.00 for each ton of WDG sold in the transaction. Each distillers grains marketing agreement had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner. On June 30, 2011, all distillers grains marketing agreements were amended and extended for one year. In addition, the fee to be paid to PAP was amended to include a collar of not less than $2.00 per ton and not more than $3.50 per ton.

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Finished goods	$14,045	$11,105
Work in progress	4,529	4,087
Raw materials	1,345	1,308
Other	932	806
Total	$20,851	$17,306

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2011 and 2010, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $89,000 and $0 as the change in the fair value of these contracts for the three months ended June 30, 2011 and 2010, respectively. The Company recognized losses of $61,000 and $0 as the change in the fair value of these contracts for the six months ended June 30, 2011 and 2010, respectively. The notional balances remaining on these contracts were $539,000 and $237,000 as of June 30, 2011 and December 31, 2010, respectively.

Interest Rate Risk – The Company, through the Plant Owners, uses derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. On the Effective Date, all interest rate caps and swaps were removed from the Company’s consolidated statement of position. For the three and six months ended June 30, 2010, the Company recognized gains from undesignated hedges of $684,000 and $1,247,000 in interest expense, net, respectively.

Non Designated Derivative Instruments – The Company classified its derivative instruments not designated as hedging instruments of $53,000 and $15,000 in accrued liabilities as of June 30, 2011 and December 31, 2010, respectively.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follow (in thousands):

		Realized Losses
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2011	2010

Commodity contracts	Cost of goods sold	$(36)	$—
		$(36)	$—

		Unrealized Gains (Losses)
		For the Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2011	2010

Commodity contracts	Cost of goods sold	$(53)	$—
Interest rate contracts	Interest expense, net	—	684
		$(53)	$684

		Realized Losses
Type of Instrument	Statements of Operations Location	For the Six Months Ended June 30,
		2011	2010

Commodity contracts	Cost of goods sold	$(23)	$—
		$(23)	$—

		Unrealized Gains (Losses)
		For the Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2011	2010

Commodity contracts	Cost of goods sold	$(38)	$—
Interest rate contracts	Interest expense, net	—	1,247
		$(38)	$1,247

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Convertible notes, at fair value	$25,134	$38,108
New PE Holdco term debt	51,279	51,279
New PE Holdco operating line of credit	27,978	18,978
Kinergy operating line of credit	20,933	13,474
Notes payable to related parties	1,250	1,250
	126,574	123,089
Less short-term portion	(26,384)	(38,108)
Long-term debt	$100,190	$84,981

Convertible Notes – On October 6, 2010, the Company raised $35,000,000 through the issuance and sale of $35,000,000 in principal amount of secured convertible notes (“Initial Notes”) and warrants (“Initial Warrants”) to purchase an aggregate of 2,941,178 shares of the Company’s common stock. On January 7, 2011, under the terms of exchange agreements with the holders of the Initial Notes and Initial Warrants, the Company issued $35,000,000 in principal amount of secured convertible notes (“January Convertible Notes”) in exchange for the Initial Notes and warrants (“Warrants”) to purchase an aggregate of 2,941,178 shares of the Company’s common stock in exchange for the Initial Warrants.

The transactions contemplated by the exchange agreements were entered into to, among other things, clarify previously ambiguous language in the Initial Notes and Initial Warrants, provide the Company with additional time to meet its registration obligations and to add additional flexibility to the Company’s ability to incur indebtedness subordinated to the January Convertible Notes. As discussed below, the January Convertible Notes were valued at fair value, and as such, these modifications had been reflected in the fair value adjustments for the period.

On June 30, 2011, under the terms of exchange agreements with the holders of the January Convertible Notes, the Company issued $23,750,000 in principal amount, reflecting the amount then outstanding under the January Convertible Notes, of secured convertible notes (“June Convertible Notes”) in exchange for the January Convertible Notes.

The transactions contemplated by the exchange agreements were entered into to, among other things, defer the August 1, 2011 Installment Payment, add one additional month to the maturity date and add a new additional conversion price option to the holders as described further below. As discussed below, the June Convertible Notes are valued at fair value, and as such, these modifications have been reflected in the fair value adjustments for the period.

On August 3, 2011, under the terms of exchange agreements with the holders of the June Convertible Notes, the Company issued approximately $17,170,000 in principal amount, reflecting the amount then outstanding under the June Convertible Notes, of secured convertible notes (“Convertible Notes”) in exchange for the June Convertible Notes.

The transactions contemplated by the exchange agreements were entered into to, among other things, add three additional months to the maturity date, add a new additional conversion price option as described further below and reduced the Price Failure threshold from $1.40 to $0.60. As discussed below, the Convertible Notes are valued at fair value, and as such, these modifications will be reflected in the fair value adjustments for period ending September 30, 2011.

The Convertible Notes mature on May 6, 2012, subject to the right of the lenders to extend the date (i) if an event of default under the Convertible Notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Convertible Notes, and (ii) for a period of 20 business days after the consummation of specific types of transactions involving a change of control. The Convertible Notes bear interest at the rate of 8% per annum, which is compounded monthly, with any accrued interest recorded as accrued liabilities in the consolidated balance sheets. The interest rate will increase to 15% per annum upon the occurrence of an event of default. The Company had approximately $0 and $657,000 in accrued interest with respect to the Convertible Notes as of June 30, 2011 and December 31, 2010, respectively.

The Company is obligated to make amortization payments with respect to the principal amount of each Convertible Note on the first trading day of each calendar month after August 1, 2011 until the Maturity Date (collectively with the Maturity Date, the “Installment Dates”).

On each Installment Date, occurring after August 1, 2011, the Company shall pay on each Convertible Note an amount equal to: (i) with respect to any Installment Date other than the Maturity Date, the lesser of (A) the product of (I) the quotient of (x) $21 million divided by (y) 9, multiplied by (II) the fraction equal to (m) the principal amount of the Initial Note on October 6, 2010 divided by (n) $35 million and (B) the principal amount under the Convertible Note as of such Installment Date, and (ii) with respect to the Maturity Date, the principal amount under the Convertible Note, together with, in each case of clauses (i) and (ii), the sum of any accrued and unpaid Interest as of such Installment Date under the Convertible Note and accrued and unpaid late charges, if any, under the Convertible Note as of such Installment Date (the “Installment Amount”). The Company may elect to pay the Installment Amount in cash or shares of its common stock, at its election, subject to the satisfaction of certain conditions.

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

All amounts due under the Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a specified conversion price (“Conversion Price”). The Convertible Notes were initially convertible into shares of the Company’s common stock at the initial Conversion Price of $5.95 per share (“Fixed Conversion Price”). The Conversion Price is not to exceed $5.95 and, unless the Company obtains a waiver, it cannot make monthly amortization and interest payments in shares of common stock if the Conversion Price is less than $0.60.

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

•	The holder may, up to three times, elect a 12% discount to the closing bid price of the Company’s common stock on the date immediately before the conversion.

•
Four of the seven holders may, up to fifteen times, elect a 15% discount to the closing bid price of the Company’s common stock on the date immediately before the conversion while the other three holders may, up to fifteen times, elect a 10% discount to the closing bid price of the Company’s common stock on the date immediately before the conversion.

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

The Company issued 1,148,000 shares of its common stock to satisfy the March 7, 2011 Installment Date payment of $3,500,000 in principal and $1,263,000 in accrued interest. The Company issued 1,396,000 shares of its common stock to satisfy the May 2, 2011 Installment Date payment of $3,500,000 in principal and $383,000 in accrued interest. The Company issued 1,563,000 shares of its common stock to satisfy the June 1, 2011 Installment Date payment of $3,350,000 in principal and $176,000 in accrued interest.

Through June 30, 2011, the Company issued an aggregate of 428,000 shares of its common stock to satisfy $900,000 in principal and $49,000 in interest in respect of additional note conversions by holders of the Convertible Notes.

The Company also elected to issue shares of its common stock to satisfy its July 1, 2011 Installment Date payment of principal and accrued interest. In accordance with the Convertible Notes, on June 6, 2011, the Company issued 1,617,000 shares of its common stock as a pre-installment payment of $3,450,000 in principal and $159,000 in accrued interest and on July 1, 2011, issued an additional 1,696,000 “true-up” shares of its common stock.

On August 3, 2011, the Company notified the holders that it would pay the Installment Amount due on the September 1, 2011 Installment Date in cash.

As of August 9, 2011, based on the current Conversion Price of $0.76, the Convertible Notes were convertible into an additional 19,800,000 shares of the Company’s common stock, if it were to elect to make the remainder of the scheduled monthly payments of principal and interest in shares of its common stock.

Since the July 1, 2011 Installment Date through August 9, 2011, the Company issued an aggregate of 4,523,000 shares of its common stock to satisfy $3,572,000 in principal and $196,000 in interest in respect of additional note conversions by holders of the Convertible Notes.

The Company has elected to account for the Convertible Notes using the fair value alternative in order to simplify its accounting and reporting of the Convertible Notes. Accordingly, the Company has adjusted the carrying value of the Convertible Notes to their fair value as of June 30, 2011, as reflected in fair value adjustments on convertible debt and warrants in the statements of operations. The recorded fair value of the Convertible Notes of $25,134,000 differed from the stated unpaid principal amounts of $20,300,000 as of June 30, 2011.

The Company recorded an expense of $1,913,000 and income of $187,000 for fair value adjustments for the three and six months ended June 30, 2011, respectively, for changes in fair value, which adjustments are attributed to term shortening and reduction in the market value of the Company’s common stock. There were no changes in fair value of the Convertible Notes due to a change in the estimated credit risk of the instruments. See Note 8 for the Company’s fair value assumptions.

New PE Holdco Working Capital Line of Credit – For the six months ended June 30, 2011, New PE Holdco borrowed $9,000,000 on its working capital line of credit, and as of June 30, 2011 had approximately $7,000,000 in borrowing capacity under its line of credit.

Kinergy Operating Line of Credit – In May 2011, Kinergy and its lender amended and increased Kinergy’s credit facility to up to $30,000,000, with an optional accordion feature for an additional $5,000,000.

Loss on Extinguishment of Debt – In 2010, the Company announced agreements designed to satisfy its indebtedness to Lyles United, LLC and Lyles Mechanical Co. (collectively, “Lyles”). Socius CG II, Ltd. (“Socius”) entered into purchase agreements with Lyles under which Socius would purchase claims in respect of the Company’s indebtedness in up to $5,000,000 tranches, which claims Socius would then settle in exchange for shares of the Company’s common stock. Each tranche was to be settled in exchange for the Company’s common stock valued at a 20% discount to the volume weighted average price of the Company’s common stock over a predetermined trading period, which ranged from five to 20 trading days, immediately following the date on which the shares were first issued to Socius. Under this arrangement, the Company issued shares to Socius which settled outstanding debt previously owed to Lyles. For the three months ended June 30, 2010, the Company issued an aggregate of 16,226,000 shares with an aggregate fair value of $9,544,000 in exchange for $9,000,000 in debt extinguishment, resulting in an aggregate loss of $544,000. For the six months ended June 30, 2010, the Company issued an aggregate of 24,088,000 shares with an aggregate fair value of $21,159,000 in exchange for $19,000,000 in debt extinguishment, resulting in an aggregate loss of $2,159,000. The Company determined fair value based on the closing price of its shares on the last day of the applicable trading period, which was the date the net shares to be issued were determinable by the Company.

6.	PREFERRED STOCK

For the three months ended June 30, 2011, no shares of the Company’s Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) were converted into shares of the Company’s common stock. For the six months ended June 30, 2011, 528,982 shares of the Company’s Series B Preferred Stock were converted into 443,589 shares of the Company’s common stock.

7.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At June 30, 2011, the Company had fixed-price purchase contracts with its suppliers to purchase $15,801,000 of ethanol. These fixed-price contracts will be satisfied throughout the remainder of 2011. At June 30, 2011, the Company had indexed-price purchase contracts with its suppliers to purchase 415,000 gallons of ethanol.

Sales Commitments – At June 30, 2011, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and WDG. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$6,103
WDG	4,319
Total	$10,422

Indexed-Price Contracts (Volume)
Ethanol (gallons)	145,062
WDG (tons)	15

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

The Convertible Notes were valued using a combination of a Monte Carlo Binomial Lattice-Based valuation methodology for the embedded conversion feature, adjusted for marketability restrictions, combined with a discounted cash flow model for the payment stream of the debt instrument. The significant assumptions used in the valuations are as follows:

Assumptions	June 30, 2011	December 31, 2010
Stock price	$1.08	$5.04
Volatility	49.5%	68.4%
Risk free interest rate	0.15%	0.29%
Term (years)	0.61	1.03
Marketability discount	15.3%	27.0%
Discount rate of debt instrument	30.0%	30.0%

Based on the above, the Company estimated the fair value of the Convertible Notes to be $25,134,000 and $38,108,000 at June 30, 2011 and December 31, 2010, respectively.

The Warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The significant assumptions used in the valuations are as follows:

Assumptions	June 30, 2011	December 31, 2010
Stock price	$1.08	$5.04
Volatility	56.7%	63.5%
Risk free interest rate	2.50%	2.71%
Term (years)	6.40	6.90
Marketability discount	40.4%	44.4%

Based on the above, the Company estimated the fair value of the Warrants to be $1,137,000 and $5,718,000 at June 30, 2011 and December 31, 2010, respectively.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at June 30, 2011 (in thousands):

	Level 1	Level 2		Level 3	Total
Liabilities:
Convertible Notes	$—		$—	$25,134	$25,134
Warrants(1)	—		—	1,137	1,137
Commodity contracts(2)	53		—	—	53
Total Liabilities	$53	$	---	$26,271	$26,324
__________
(1)  Included in other liabilities in the consolidated balance sheets.
(2)  Included in accrued liabilities in the consolidated balance sheets.

The following table summarizes fair value measurements by level at December 31, 2010 (in thousands):

	Level 1	Level 2		Level 3	Total
Liabilities:
Convertible Notes	$—		$—	$38,108	$38,108
Warrants(1)	—		—	5,718	5,718
Commodity contracts(2)	15		—	—	15
Total Liabilities	$15	$	---	$43,826	$43,841

(1)  Included in other liabilities in the consolidated balance sheets.
(2)  Included in accrued liabilities in the consolidated balance sheets.

The changes in the Company’s fair value of its Level 3 inputs are as follows (in thousands):

	Convertible Notes	Warrants
Balance, December 31, 2010	$38,108	$5,718
Principal payments	(14,700)	—
Adjustments to fair value for the period	1,726	(4,581)
Balance, June 30, 2011	$25,134	$1,137

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2011
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$750
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Income available to common stockholders	$435	16,768	$0.03

	Three Months Ended June 30, 2010
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$108,552
Less: Preferred stock dividends	(798)
Basic income per share:
Income available to common stockholders	$107,754	9,842	$10.95
Add: Preferred stock dividends	798	1,005
Diluted income per share:
Income available to common stockholders	$108,552	10,847	$10.01

	Six Months Ended June 30, 2011
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$768
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Income available to common stockholders	$141	15,183	$0.01

	Six Months Ended June 30, 2010
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$97,657
Less: Preferred stock dividends	(1,588)
Basic income per share:
Income available to common stockholders	$96,069	9,057	$10.61
Add: Preferred stock dividends	1,588	1,005
Diluted income per share:
Income available to common stockholders	$97,657	10,062	$9.71

There were an aggregate of 11,276,000 and 23,476,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and six months ended June 30, 2011, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three and six months ended June 30, 2011, as their effect would have been anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $6,677,000 and $6,050,000 as of June 30, 2011 and December 31, 2010, respectively.

The Company had notes payable to its Chairman of the Board and its Chief Executive Officer totaling $1,250,000 as of June 30, 2011 and December 31, 2010. These notes mature on March 31, 2012.

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

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Net sales	$47,052	$89,737
Cost of goods sold	51,411	98,140
Gross loss	(4,359)	(8,403)
Selling, general and administrative expenses	843	1,829
Loss from operations	(5,202)	(10,232)
Other expense, net	(628)	(1,253)
Loss before reorganization costs and gain from bankruptcy exit	(5,830)	(11,485)
Reorganization costs	(2,714)	(4,153)
Gain from bankruptcy exit	119,408	119,408
Net income	$110,864	$103,770

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2010

Operating Activities:
Net cash used in operating activities		$(6,808)
Investing Activities:
Net cash impact of bankruptcy exit		$(1,301)
Additions to property and equipment		(310)
Net cash used in investing activities		$(1,611)
Financing Activities:
Proceeds from borrowings		$5,173
Net cash provided by financing activities		$5,173
Net decrease in cash and cash equivalents		(3,246)
Cash and cash equivalents at beginning of period		3,246
Cash and cash equivalents at end of period	$	---

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Any of the factors described immediately above, or referenced from time to time in our filings with the Securities and Exchange Commission or in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2010 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

On October 6, 2010, we raised $35.0 million through the issuance of $35.0 million in principal amount of senior convertible notes, or Initial Convertible Notes, and warrants to purchase an aggregate of 2,941,178 shares of our common stock, or Initial Warrants. See “—Liquidity and Capital Resources—Convertible Notes.” On that same date we sold our 42% interest in Front Range Energy, LLC, or Front Range, for $18.5 million in cash, paid off our outstanding indebtedness to Lyles United, LLC and Lyles Mechanical Co., or collectively Lyles, in the aggregate amount of approximately $17.0 million and purchased a 20% ownership interest, which represents the single largest interest, in New PE Holdco for an aggregate purchase price of $23.3 million.

On January 7, 2011, we issued $35.0 million in principal amount of senior convertible notes, or January Convertible Notes, in exchange for the Initial Convertible Notes and issued warrants to purchase an aggregate of 2,941,178 shares of our common stock, or Warrants, in exchange for the Initial Warrants. See “—Liquidity and Capital Resources—Convertible Notes.”

On June 8, 2011, we effected a one-for-seven reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

On June 30, 2011, we issued $23.75 million in principal amount of senior convertible notes, or June Convertible Notes, in exchange for the January Convertible Notes. On August 3, 2011, we issued $17.17 million in principal amount of senior convertible notes, or Convertible Notes, in exchange for the June Convertible Notes. See “—Liquidity and Capital Resources—Convertible Notes.”

On June 30, 2011, we amended our asset management and other agreements with New PE Holdco and the Plant Owners to extend the term for one year and make other changes effective July 1, 2011, as further described below.

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

Under our asset management and other agreements with New PE Holdco and the Plant Owners, we manage the production and operations of the Pacific Ethanol Plants, market their ethanol and WDG and earn fees as follows. We amended the agreements and the related fee structure on June 30, 2011.

Fees effective through June 30, 2011:

•	ethanol marketing fees of approximately 1% of the net sales price;

•	corn procurement and handling fees of approximately $2.00 per ton;

•	WDG fees of approximately the greater of 5% of the third-party purchase price or $2.00 per ton; and

•	asset management fees of $75,000 per month for each operating facility and $40,000 per month for each idled facility.

Fees effective July 1, 2011:

•	ethanol marketing fees of approximately 1% of the net sales price, but not less than $0.15 per gallon and not more than $0.225 per gallon;

•	corn procurement and handling fees of $0.045 per bushel;

•	WDG fees of 5% of the third-party purchase price, but not less than $2.00 per ton and not more than $3.50 per ton; and

•	asset management fees of $75,000 per month for each operating facility and $40,000 per month for each idled facility.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Variance		2011	2010	Variance
Production gallons sold (in millions)	38.1	23.5	62.1%		75.0	43.2	73.6%
Third party gallons sold (in millions)	62.5	41.9	49.2%		110.1	80.9	36.1%
Total gallons sold (in millions)	100.6	65.4	53.8%		185.1	124.1	49.2%
Average sales price per gallon	$2.79	$1.67	67.1%		$2.67	$1.74	53.4%
Corn cost per bushel – CBOT equivalent (1)	$7.30	$3.55	105.6%		$6.96	$3.62	92.3%
Co-product revenues as % of delivered cost of corn	22.3%	22.7%	(1.8%	)	22.5%	21.9%	2.7%
Average CBOT ethanol price per gallon	$2.64	$1.58	67.1%		$2.53	$1.65	53.3%
Average CBOT corn price per bushel	$7.31	$3.55	105.9%		$7.01	$3.62	93.6%
_____________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,			Variance in		Six Months Ended June 30,			Variance in
	2011	2010		Dollars	Percent	2011	2010		Dollars	Percent

Net sales	$214,593	$76,758		$137,835	179.6%	$387,741	$148,048		$239,693	161.9%
Cost of goods sold	213,310	79,487		133,823	168.4%	383,894	153,825		230,069	149.6%
Gross profit (loss)	$1,283	$(2,729)		$4,012	147.0%	$3,847	$(5,777)		$9,624	166.6%
Percentage of net sales	0.6%	(3.6%	)			1.0%	(3.9%	)

Net Sales

The increase in our net sales for the three months ended June 30, 2011 as compared to the same period in 2010 was due to an increase in total gallons sold and an increase in our average sales price per gallon.

Total volume of ethanol production gallons sold increased by 14.6 million gallons, or 62%, to 38.1 million gallons for the three months ended June 31, 2011 as compared to 23.5 million gallons for the same period in 2010. The increase in production gallons sold is primarily due to the Stockton facility operating during the three months ended June 30, 2011, whereas it was not operating during the same period in 2010. Total volume of third party gallons sold increased by 20.6 million gallons, or 49%, to 62.5 million gallons for the three months ended June 30, 2011 as compared to 41.9 million gallons for the same period in 2010. The increase in third party sales volume is primarily due to additional gallons sold through third-party ethanol marketing arrangements, including from the Keyes, California production facility which opened in April 2011. We market all of that facility’s ethanol.

Our average sales price per gallon increased 67% to $2.79 for the three months ended June 30, 2011 from an average sales price per gallon of $1.67 for the same period in 2010, which was in line with the increase in the average CBOT ethanol price per gallon for the comparable periods.

The increase in our net sales for the six months ended June 30, 2011 as compared to the same period in 2010 was also due to an increase in total gallons sold and an increase in our average sales price per gallon.

Total volume of ethanol production gallons sold increased by 31.8 million gallons, or 74%, to 75.0 million gallons for the six months ended June 30, 2011 as compared to 43.2 million gallons for the same period in 2010. The increase in production gallons sold is also primarily due to the Stockton facility operating during the six months ended June 30, 2011, whereas it was not operating during the same period in 2010. Total volume of third party gallons sold increased by 29.2 million gallons, or 36%, to 110.1 million gallons for the six months ended June 30, 2011 as compared to 80.9 million gallons for the same period in 2010. The increase in third party sales volume is primarily due to additional gallons sold through third-party ethanol marketing arrangements, including from the Keyes, California facility.

Our average sales price per gallon increased 53% to $2.67 for the six months ended June 30, 2011 from an average sales price per gallon of $1.74 for the same period in 2010, consistent with the increase in the average CBOT ethanol price per gallon for the comparable periods.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin increased to 0.6% for the three months ended June 30, 2011 from negative 3.6% for the same period in 2010 primarily due to increased production volumes. Our gross margin increased to 1.0% for the six months ended June 30, 2011 from negative 3.9% for the same period in 2010 primarily due to increased production volumes. Further, for the six months ended June 30, 2011, we were able to offset approximately $1.5 million of our production costs due to elevated corn prices with proceeds from the California Ethanol Producer Incentive Program, which were recorded as reductions to cost of goods sold.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Selling, general and administrative expenses	$4,059	$3,177	$882	27.8%	$8,247	$6,333	$1,914	30.2%
Percentage of net sales	1.9%	4.1%			2.1%	4.3%

Our SG&A increased in absolute dollars, but decreased as a percentage of net sales for the three and six months ended June 30, 2011 as compared to the same periods in 2010.

SG&A increased $0.9 million to $4.1 million for the three months ended June 30, 2011 as compared to $3.2 million for the same period in 2010. The increase in the dollar amount of SG&A is primarily due to the following factors:

•
noncash compensation expenses increased by $0.3 million due to increased grants of restricted stock awards to our employees and members of our board of directors; during the prior year period, we made fewer grants as we continued to execute on our restructuring plans;

•	bad debt expense increased by $0.2 million due to a recovery in the prior year period; and

•	amortization of intangibles increased by $0.1 million due to amortization of the Pacific Ethanol tradename by New PE Holdco.

SG&A increased $1.9 million to $8.2 million for the six months ended June 30, 2011 as compared to $6.3 million for the same period in 2010. The increase in the dollar amount of SG&A is primarily due to the following factors:

•
noncash compensation expenses increased by $0.6 million due to increased grants of restricted stock awards to our employees and members of our board of directors; during the prior year period, we made fewer grants as we continued to execute on our restructuring plans;

•	professional fees increased by $0.2 million due to organizational costs incurred by New PE Holdco; and

•	amortization of intangibles increased by $0.2 million due to amortization of the Pacific Ethanol tradename by New PE Holdco.

Fair Value Adjustments on Convertible Debt and Warrants

The following table presents our fair value adjustments on convertible debt and warrants in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Fair value adjustments on convertible debt and warrants	$1,929	$—	$1,929	NA	$2,855	$—	$2,855	NA
Percentage of net sales	0.9%	—%			0.7%	—%

We issued convertible debt and warrants in the fourth quarter of 2010 for $35.0 million in cash. The convertible debt and warrants are recorded at fair value. We recorded income of $1.9 million and $2.9 million related to the subsequent fair value adjustments of these instruments for the three and six months ended June 30, 2011, respectively.

Loss on Extinguishments of Debt

The following table presents our loss on extinguishments of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in			Six Months Ended June 30,		Variance in
	2011	2010	Dollars	Percent		2011	2010	Dollars	Percent
Loss on extinguishments of debt	$—	$544	$(544)	(100%	)	$—	$2,159	$(2,159)	(100%	)
Percentage of net sales	—%	0.7%				—%	1.5%

We were party to certain agreements designed to satisfy our outstanding debt to Lyles. Under these agreements, we issued shares to a third party which acquired outstanding debt owed to Lyles in successive transactions. Under these transactions, we issued an aggregate of 16.2 million shares and 24.1 million shares in the three and six months ended June 30, 2010, respectively, resulting in aggregate losses of $0.5 million and $2.2 million for the three and six months ended June 30, 2010, respectively. We determined fair value based on the closing price of our shares at the end of an applicable period, which was the date the net shares to be issued were determinable.

Interest Expense, net

The following table presents our interest expense, net in dollars and our interest expense, net as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Interest expense, net	$3,628	$1,271	$2,357	185.4%	$7,266	$2,863	$4,403	153.8%
Percentage of net sales	1.7%	1.7%			1.9%	1.9%

Interest expense, net increased by $2.3 million to $3.6 million for the three months ended June 30, 2011 from $1.3 million for the same period in 2010. Interest expense, net increased by $4.4 million to $7.3 million for the six months ended June 30, 2011 from $2.9 million for the same period in 2010. The increase in interest expense, net for the periods is primarily due to increased average debt balances, which includes our senior convertible notes and New PE Holdco’s credit facility, neither of which were outstanding for the comparable period in 2010.

Other Expense, net

The following table presents our other expense, net in dollars and our other expense, net as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in			Six Months Ended June 30,		Variance in
	2011	2010	Dollars	Percent		2011	2010	Dollars	Percent
Other expense, net	$200	$421	$(221)	(52.5%	)	$543	$466	$77	16.5%
Percentage of net sales	0.1%	0.5%				0.1%	0.3%

Other expense decreased by $0.2 million to $0.2 million for the three months ended June 30, 2011 from $0.4 million for the same period in 2010. The decrease in other expense is primarily due to the reduction of equity losses from our investment in Front Range Energy, in which we owned a 42% interest in the 2010 periods, which was partially offset by increases associated with bank fees.

Reorganization Costs and Gain from Bankruptcy Exit

The following table presents our reorganization costs and gain from bankruptcy exit in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in			Six Months Ended June 30,		Variance in
	2011	2010	Dollars	Percent		2011	2010	Dollars	Percent
Reorganization costs	$—	$2,714	$(2,714)	(100.0%	)	$—	$4,153	$(4,153)	(100.0%	)
Percentage of net sales	—%	3.5%				—%	2.8%
Gain from bankruptcy exit	$—	$119,408	$(119,408)	(100.0%	)	$—	$119,408	$(119,408)	(100.0%	)
Percentage of net sales	—%	155.6%				—%	80.7%

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 852, Reorganizations, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations.  Professional fees directly related to the reorganization include fees associated with advisors to the Plant Owners, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code.  Reorganization costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Professional fees	$—	$2,654	$—	$4,036
Trustee fees	—	60	—	117
Total	$—	$2,714	$—	$4,153

On the Effective Date, we no longer owned the Plant Owners. As a result, we removed the net liabilities from our consolidated financial statements, resulting in a net gain from bankruptcy exit of $119.4 million.

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the proportionate share of the net loss attributed to noncontrolling interest in variable interest entity, and net loss attributed to noncontrolling interest in variable interest entity as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Net loss attributed to noncontrolling interest in variable interest entity	$5,425	$—	$5,425	NA	$10,122	$—	$10,122	NA
Percentage of net sales	2.5%	—%			2.6%	—%

Net loss attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of New PE Holdco, a variable interest entity, beginning October 6, 2010. For the three and six months ended June 30, 2011, we consolidated the entire income statement of New PE Holdco. However, because we owned only 20% of New PE Holdco, we reduced our net loss for the noncontrolling interest, which was the 80% ownership interest that we do not own.

Net Income Attributed to Pacific Ethanol

The following table presents our net income attributed to Pacific Ethanol, Inc. in dollars and our net income attributed to Pacific Ethanol, Inc. as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in			Six Months Ended June 30,		Variance in
	2011	2010	Dollars	Percent		2011	2010	Dollars	Percent
Net income attributed to Pacific Ethanol	$750	$108,552	$(107,802)	(99.3%	)	$768	$97,657	$(96,889)	(99.2%	)
Percentage of net sales	0.3%	141.4%				0.2%	66.0%

Net income attributed to Pacific Ethanol, Inc. decreased during the three and six months ended June 30, 2011 as compared to the same period in 2010, primarily due to a gain from bankruptcy exit of $119.4 million.

Preferred Stock Dividends and Income Available to Common Stockholders

The following table presents the preferred stock dividends in dollars for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, these preferred stock dividends as a percentage of net sales, and our income available to common stockholders in dollars and our loss available to common stockholders as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in			Six Months Ended June 30,		Variance in
	2011	2010	Dollars	Percent		2011	2010	Dollars	Percent
Preferred stock dividends	$315	$798	$(483)	(60.5%	)	$627	$1,588	$(961)	(60.5%	)
Percentage of net sales	0.1%	1.0%				0.2%	1.1%
Income available to common stockholders	$435	$107,754	$(107,319)	(99.6%	)	$141	$96,069	$(95,928)	(99.9%	)
Percentage of net sales	0.2%	140.4%				0.0%	64.9%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum, of the purchase price per share of the Series B Preferred Stock. We have accrued dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million and $0.8 million, for the three months ended June 30, 2011 and 2010, and $0.6 million and $1.6 million, for the six months ended June 30, 2011 and 2010, respectively, resulting in total accrued and unpaid dividends of $6.7 million as of June 30, 2011.

Liquidity and Capital Resources

During the three months ended June 30, 2011, we funded our operations primarily from cash provided by operations, borrowings under our credit facilities and the remaining proceeds from the issuance and sale of our senior convertible notes and Warrants. We had working capital of $34.1 million and $9.5 million as of June 30, 2011 and December 31, 2010, respectively. We had cash and cash equivalents of $9.8 million and $8.7 million as of June 30, 2011 and December 31, 2010, respectively.

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

	June 30, 2011	December 31, 2010	Variance
Current assets	$73,162	$57,324	27.6%
Total assets of variable interest entity	$175,528	$183,652	(4.4)%
Current liabilities	$39,020	$47,831	(18.4)%
Property and equipment, net	$164,483	$168,976	(2.7)%
Notes payable, current portion	$26,384	$38,108	(30.8)%
Notes payable, noncurrent portion	$100,190	$84,981	17.9%
Total liabilities of variable interest entity	$85,610	$74,939	14.2%
Working capital	$34,142	$9,493	259.7%
Working capital ratio	1.87	1.20	55.8%

Change in Working Capital and Cash Flows

Working capital increased to $34.1 million at June 30, 2011 from $9.5 million at December 31, 2010 as a result of increases in current assets of $15.8 million and decreases in current liabilities of $8.8 million.

Current assets increased primarily due to an increase in accounts receivable of $8.4 million and prepaid inventory of $3.4 million, as a result of higher sales volumes.

Current liabilities decreased primarily due to decreases in the current portion of our long-term debt, as a result of the issuance of shares of our common stock to pay $14.7 million in principal plus interest on our senior convertible notes, which was partially offset by an increase in accounts payable and accrued liabilities of $2.9 million related to an increase in commodity prices and sales volumes.

Cash used in operating activities of $14.0 million resulted primarily from a consolidated net loss of $9.4 million, an increase in accounts receivable of $8.3 million, an increase in inventories and prepaid inventories of $7.0 million and a gain on fair value adjustments of $2.9 million. These increases were partially offset by depreciation expense of $6.3 million, an increase in accounts payable and accrued expenses of $4.8 million and noncash compensation of $1.5 million.

Cash used in investing activities of $1.4 million resulted from additions to property and equipment.

Cash provided by financing activities of $16.5 million resulted from proceeds from borrowings under our credit facilities.

Convertible Notes

We have raised $35.0 million through the issuance and sale of $35.0 million in principal amount of senior convertible notes and warrants to purchase 2.9 million shares of our common stock.

The Convertible Notes mature on May 6, 2012, subject to the right of the lenders to extend the date (i) if an event of default under the Convertible Notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Convertible Notes, and (ii) for a period of 20 business days after the consummation of specific types of transactions involving a change of control. The Convertible Notes bear interest at the rate of 8% per annum, which is compounded monthly. The interest rate will increase to 15% per annum upon the occurrence of an event of default.

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

We are obligated to make amortization payments with respect to the principal amount of each Convertible Note on the first trading day of each calendar month after August 1, 2011 until the Maturity Date, collectively with the Maturity Date, the Installment Dates.

On each Installment Date, occurring after August 1, 2011, we shall pay on each Convertible Note an amount equal to: (i) with respect to any Installment Date other than the Maturity Date, the lesser of (A) the product of (I) the quotient of (x) $21 million divided by (y) 9, multiplied by (II) the fraction equal to (m) the principal amount of the Initial Note on October 6, 2010 divided by (n) $35 million and (B) the principal amount under the Convertible Note as of such Installment Date, and (ii) with respect to the Maturity Date, the principal amount under the Convertible Note, together with, in each case of clauses (i) and (ii), the sum of any accrued and unpaid Interest as of such Installment Date under the Convertible Note and accrued and unpaid late charges, if any, under the Convertible Note as of such Installment Date, or the Installment Amount.  We may elect to pay the Installment Amount and applicable interest in cash or shares of our common stock, at our election, subject to the satisfaction of certain conditions.

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

All amounts due under the Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a specified conversion price, or Conversion Price. The Convertible Notes were initially convertible into shares of our common stock at the initial Conversion Price of $5.95 per share, or Fixed Conversion Price. The Conversion Price is not to exceed $5.95 and, unless we obtain a waiver, we cannot make monthly amortization and interest payments in shares of common stock if the Conversion Price is less than $0.60.

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

•	The holder may, up to three times, elect a 12% discount to the closing bid price of our common stock on the date immediately before the conversion.

•
Four of the seven holders may, up to fifteen times, elect a 15% discount to the closing bid price of our common stock on the date immediately before the conversion while the other three holders may, up to fifteen times, elect a 10% discount to the closing bid price of our common stock on the date immediately before the conversion.

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

We issued 1.1 million shares of our common stock to satisfy the March 7, 2011 Installment Date payment of $3.5 million in principal and $1.3 million in accrued interest. We issued 1.4 million shares of our common stock to satisfy the May 2, 2011 Installment Date payment of $3.5 million in principal and $0.4 million in accrued interest. We issued 1.6 million shares of our common stock to satisfy the June 1, 2011 Installment Date payment of $3.4 million in principal and $0.2 million in accrued interest.

Through June 30, 2011, we issued an aggregate of 0.4 million shares of our common stock to satisfy $0.9 million in principal and related interest in respect of additional note conversions by holders of the Convertible Notes.

We also elected to issue shares of our common stock to satisfy the July 1, 2011 Installment Date payment of principal and accrued interest. In accordance with the Convertible Notes, on June 6, 2011, we issued 1.6 million shares of our common stock as a pre-installment payment of $3.5 million in principal and $0.2 million in accrued interest and on July 1, 2011, issued additional 1.7 million “true-up” shares of our common stock.

On August 3, 2011, we notified the holders that we would pay the Installment Amount due on the September 1, 2011 Installment Date in cash.

Since the July 1 Installment Date through August 9, 2011, we have issued an aggregate of 4.5 million shares of our common stock to satisfy $3.6 million in principal and $0.2 million in interest in respect of additional note conversions by holders of the Convertible Notes.

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

Kinergy Operating Line of Credit

Kinergy maintains a credit facility in the aggregate amount of up to $30.0 million. The credit facility expires on December 31, 2013. In May 2011, Kinergy and its lender amended and increased the credit facility to up to $30.0 million, with an optional accordion feature for an additional $5.0 million. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (LIBOR), plus (ii) a specified applicable margin ranging between 3.50% and 4.50%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $3,000 monthly servicing fee. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited to $750,000 per fiscal quarter in 2011, $800,000 per fiscal quarter in 2012, and $850,000 per fiscal quarter in 2013. Kinergy is required to meet specified EBITDA and fixed coverage ratio financial covenants under the credit facility and is prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. Kinergy’s obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender. We have guaranteed all of Kinergy’s obligations under the credit facility.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2011 and 2010.

Impact of New Accounting Pronouncements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2011 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated below, which could materially affect our business, financial condition and results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

The United States ethanol industry is highly dependent upon myriad federal and state legislation and regulation . . .

The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2010 entitled, “The United States ethanol industry is highly dependent upon myriad federal and state legislation and regulation . . .” is amended and restated in its entirety to read as follows:

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

We have received a delisting notice from The NASDAQ Stock Market. . . .

The risk factor in our Annual Report on Form 10-K for the year ended December 31, 2010 entitled, “We have received a delisting notice from The NASDAQ Stock Market. . . .” is amended and restated in its entirety to read as follows:

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

NASDAQ’s quantitative listing standards require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. If we fail to satisfy this threshold for any consecutive 30 trading day period, our common stock may be involuntarily delisted from trading on NASDAQ once the applicable grace period expires. Our stock price has recently declined below $1.00 per share. Given the increased market volatility and the downward trend in our stock price, the closing bid price of our common stock could remain below $1.00 per share for a consecutive 30 trading day period. A notification of delisting or delisting of our common stock would reduce the liquidity of our common stock and inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We issued 1,396,000 shares of our common stock to satisfy the May 2, 2011 Installment Date payment of $3.5 million in principal and approximately $0.4 million in accrued interest on our Convertible Notes. We issued 1,563,457 shares of our common stock to satisfy the June 1, 2011 Installment Date payment of $3.4 million in principal and approximately $0.2 million in accrued interest on our Convertible Notes. We also issued shares of our common stock to satisfy the July 1, 2011 Installment Date payment of principal and accrued interest. In accordance with the Convertible Notes, we issued 1,617,381 shares of our common stock as a pre-installment payment of $3.5 million in principal and approximately $0.2 million in accrued interest on our Convertible Notes and issued additional 1,695,533 “true-up” shares of our common stock on July 1, 2011. In addition, during the three months ended June 30, 2011, we issued 428,123 shares in connection with voluntary conversions by the holders of approximately $0.9 million in principal and $0.1 million in accrued interest.

Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide.

Dividends

For each of the three months ended June 30, 2011 and 2010, we accrued, but did not pay, an aggregate of $0.3 million and $0.6 million, and for each of the six months ended June 30, 2011, and 2010, we accrued but did not pay, an aggregate of $0.8 million and $1.6 million, respectively, in dividends on our Series B Preferred Stock. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the years ended December 31, 2010 and 2009, for the three and six months ended June 30, 2011 or thereafter through the filing of this report. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We accrued for dividend payments on our Series B Preferred Stock in the amount of $6.7 million as of June 30, 2011. We have not yet paid these dividends and we are therefore in breach of our obligations in respect of our Series B Preferred Stock.

ITEM 4.	(REMOVED AND RESERVED).

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1	Certificate of Amendment to the Certificate of Incorporation of Pacific Ethanol, Inc. (1)
10.1
Amendment No. 6 to Loan and Security Agreement dated April 11, 2011 by and among Kinergy Marketing LLC, Pacific Ethanol, Inc. and Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Western) (2)

10.2
Amendment No. 7 to Loan and Security Agreement dated May 12, 2011 by and among Kinergy Marketing LLC, Pacific Ethanol, Inc. and Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Western) (2)

10.3
Amendment No. 8 to Loan and Security Agreement dated June 10, 2011 by and among Kinergy Marketing LLC, Pacific Ethanol, Inc. and Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Western) (2)

10.4	Form of Second Amendment and Exchange Agreements dated effective June 30, 2011 between Pacific Ethanol, Inc. and each Investor (3)
10.5	Form of Senior Convertible Note issued to each Investor on June 30, 2011 (3)
10.6	Amended and Restated Asset Management Agreement (4)
10.7	Form of Amended and Restated Ethanol Marketing Agreement (4)
10.8	Form of Amended and Restated Corn Procurement and Handling Agreement (4)
10.9	Form of Amended and Restated Distillers Grains Marketing Agreement (4)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Taxonomy Extension Schema (5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)
101.LAB	XBRL Taxonomy Extension Label Linkbase (5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for June 6, 2011 filed with the Securities and Exchange Commission on June 7, 2011.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for June 10, 2011 filed with the Securities and Exchange Commission on June 13, 2011.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K for June 30, 2011 filed with the Securities and Exchange Commission on July 1, 2011.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K for June 30, 2011 filed with the Securities and Exchange Commission on July 6, 2011.
(5)
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: August 11, 2011	By:	/s/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Schema*
101.SCH	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(*)           Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.