Form 10-Q
period 2011-09-30
Pacific Ethanol, Inc.
filed 2011-11-04
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 3, 2011, there were 77,100,113 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
ASSETS	2011	2010
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$16,808	$8,736
Accounts receivable, net (net of allowance for doubtful accounts of $57 and $287, respectively)	28,244	25,855
Inventories	22,429	17,306
Prepaid inventory	6,181	2,715
Other current assets	3,636	2,712
Total current assets	77,298	57,324
Property and equipment, net	161,637	168,976

Other Assets:
Intangible assets, net	4,689	5,382
Other assets	1,819	2,401
Total other assets	6,508	7,783
Total Assets**	$245,443	$234,083
_______________
*	Amounts derived from the audited financial statements for the year ended December 31, 2010.
**	Assets of the consolidated variable interest entity that can only be used to settle obligations of that entity were $177,130 and $183,652 as of September 30, 2011 and December 31, 2010, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$9,234	$6,472
Accrued liabilities	2,241	3,251
Current portion – long-term debt (including $1,250 and $0, due to related parties, and $10,896 and $38,108 at fair value, respectively)	12,146	38,108
Total current liabilities	23,621	47,831

Long-term debt, net of current portion (including $0 and $1,250, due to related parties, respectively)	101,105	84,981
Accrued preferred dividends	6,996	6,050
Other liabilities	1,592	7,406
Total Liabilities**	133,314	146,268

Commitments and Contingencies (Notes 4, 5 and 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010;
Series B: 1,580,790 and 2,109,772 shares authorized; 926,942 and 1,455,924 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively; liquidation preference of $25,071 as of September 30, 2011	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 48,623,954 and 12,918,144 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	49	13
Additional paid-in capital	534,632	504,623
Accumulated deficit	(507,620)	(511,794)
Total Pacific Ethanol, Inc. Stockholders’ Equity (Deficit)	27,062	(7,157)
Noncontrolling interest in variable interest entity	85,067	94,972
Total Stockholders’ Equity	112,129	87,815
Total Liabilities and Stockholders’ Equity	$245,443	$234,083

_______________
*	Amounts derived from the audited financial statements for the year ended December 31, 2010.
**
Liabilities of the consolidated variable interest entity for which creditors do not have recourse to the general credit of Pacific Ethanol, Inc. were $84,095 and $74,939 as of September 30, 2011 and December 31, 2010, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$271,649	$46,039	$659,390	$194,087
Cost of goods sold	263,461	42,058	647,355	195,883
Gross profit (loss)	8,188	3,981	12,035	(1,796)
Selling, general and administrative expenses	3,495	2,732	11,742	9,065
Income (loss) from operations	4,693	1,249	293	(10,861)
Fair value adjustments on convertible debt and warrants	4,113	—	6,968	—
Loss on investment in Front Range	—	(12,146)	—	(12,146)
Loss on extinguishments of debt	—	—	—	(2,159)
Interest expense, net	(4,071)	(599)	(11,337)	(3,462)
Other expense, net	(166)	(622)	(709)	(1,088)
Income (loss) before reorganization costs, gain from bankruptcy exit and provision for income taxes	4,569	(12,118)	(4,785)	(29,716)
Reorganization costs	—	—	—	(4,153)
Gain from bankruptcy exit	—	—	—	119,408
Provision for income taxes	—	—	—	—
Net income (loss)	4,569	(12,118)	(4,785)	85,539
Net (income) loss attributed to noncontrolling interest in variable interest entity	(217)	—	9,905	—
Net income (loss) attributed to Pacific Ethanol	$4,352	$(12,118)	$5,120	$85,539
Preferred stock dividends	$(319)	$(758)	$(946)	$(2,346)
Income (loss) available to common stockholders	$4,033	$(12,876)	$4,174	$83,193
Net income (loss) per share, basic	$0.12	$(1.10)	$0.20	$8.36
Net income (loss) per share, diluted	$0.12	$(1.10)	$0.20	$7.71
Weighted-average shares outstanding, basic	33,201	11,700	21,230	9,947
Weighted-average shares outstanding, diluted	33,201	11,700	21,328	11,099

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income (loss)	$(4,785)	$85,539
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Fair value adjustments on convertible debt and warrants	(6,968)	—
Gain on bankruptcy exit	—	(119,408)
Loss on investment in Front Range	—	12,146
Loss on extinguishments of debt	—	2,159
Depreciation and amortization of intangibles	9,490	5,957
Inventory valuation	157	136
Amortization of deferred financing fees	485	360
Noncash compensation	1,978	1,399
Derivative instruments	(334)	(1,206)
Bad debt recovery	(185)	(165)
Equity earnings in Front Range	—	929
Changes in operating assets and liabilities:
Accounts receivable	(2,204)	(13,100)
Inventories	(5,280)	(786)
Prepaid expenses and other assets	(368)	(2,367)
Prepaid inventory	(3,466)	(1,251)
Accounts payable and accrued expenses	3,920	16,007
Net cash used in operating activities	(7,560)	(13,651)
Investing Activities:
Additions to property and equipment	(1,459)	(333)
Net cash impact of deconsolidation of Front Range	—	(10,486)
Net cash impact of bankruptcy exit	—	(1,301)
Net cash used in investing activities	(1,459)	(12,120)
Financing Activities:
Net proceeds from borrowings	17,091	9,870
Net cash provided by financing activities	17,091	9,870
Net increase (decrease) in cash and cash equivalents	8,072	(15,901)
Cash and cash equivalents at beginning of period	8,736	17,545
Cash and cash equivalents at end of period	$16,808	$1,644

Supplemental Information:
Interest paid	$8,047	$3,784
Noncash financing and investing activities:
Preferred stock dividends accrued	$946	$2,346
Debt extinguished with issuance of common stock	$25,388	$19,000

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

The Company is the leading marketer and producer of low-carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain and syrup (“WDG”), and provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Nevada, Arizona, Oregon, Colorado, Idaho and Washington. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies and sells its WDG to dairy operators and animal feed distributors.

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

Under an asset management agreement, the Company manages the production and operation of the Pacific Ethanol Plants. These four facilities have an aggregate annual production capacity of up to 200 million gallons. As of September 30, 2011, three of the facilities were operating and one of the facilities was idled. If market conditions continue to improve, the Company may resume operations at the Madera, California facility, subject to the approval of New PE Holdco.

On October 6, 2010, the Company purchased a 20% ownership interest in New PE Holdco, a variable interest entity, from a number of New PE Holdco’s existing owners. At that time, the Company determined it was the primary beneficiary of New PE Holdco, and as such, has consolidated the results of New PE Holdco since then (see Note 2).

Sale of Front Range – On September 27, 2010, PECA entered into an agreement with Daniel A. Sanders under which PECA agreed to sell its entire interest in Front Range Energy LLC (“Front Range”) to Mr. Sanders for $18,500,000 in cash. The Company’s carrying value of its investment in Front Range prior to the sale was $30,646,000. As a result of the sale, the Company reduced its carrying value of its investment in Front Range to fair value, resulting in a charge of $12,146,000 to record a carrying value equal to the $18,500,000 sale price. The Company closed the sale of its interest in Front Range on October 6, 2010.

Reverse Stock Split – On June 8, 2011, the Company effected a one-for-seven reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

Liquidity – The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including its credit facilities, will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, the Company’s capital requirements or cash flow vary materially from its current projections, if unforeseen circumstances occur, or if the Company requires a significant amount of cash to fund future acquisitions, the Company may require additional financing. The Company’s failure to raise capital, if needed, could restrict its growth, or hinder its ability to compete.

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

Of the accounts receivable balance, approximately $23,311,000 and $20,977,000 at September 30, 2011 and December 31, 2010, respectively, were used as collateral under Kinergy’s working capital line of credit. The allowance for doubtful accounts was $57,000 and $287,000 as of September 30, 2011 and December 31, 2010, respectively. The Company recorded net bad debt recoveries of $45,000 and bad debt expense of $49,000 for the three months ended September 30, 2011 and 2010, respectively. The Company recorded net bad debt recoveries of $185,000 and $165,000 for the nine months ended September 30, 2011 and 2010, respectively.

Basis of Presentation–Interim Financial Statements– The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications of prior year’s data have been made to conform to 2011 classifications. Such classifications had no effect on net income (loss) reported in the consolidated statements of operations.

2.	VARIABLE INTEREST ENTITY.

On October 6, 2010, the Company purchased a 20% ownership interest in New PE Holdco from a number of New PE Holdco’s existing equity owners. The Company concluded that upon its purchase of the 20% ownership interest in New PE Holdco, a variable interest entity, the Company became the primary beneficiary of New PE Holdco and consolidated the financial results of New PE Holdco. In making this conclusion, the Company determined that through its contractual arrangements (discussed below) it had the power to direct most of its activities that most significantly impacted New PE Holdco’s economic performance. Some of these activities included efficient management and operation of the Pacific Ethanol Plants, procurement of feedstock, sale of co-products and implementation of risk management strategies.

The carrying values and classification of assets that are collateral for the obligations of New PE Holdco at September 30, 2011 were as follows (in thousands):

Cash and cash equivalents	$3,758
Other current assets	13,557
Property and equipment	157,870
Other assets	1,945
Total assets	$177,130

Current liabilities	$4,692
Long-term debt	79,257
Other liabilities	146
Total liabilities	$84,095

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

The AMA had an initial term of six months and successive six-month renewal periods at the option of the Plant Owners. In addition to typical conditions for a party to terminate the agreement prior to its expiration, the Company may terminate the AMA, and the Plant Owners may terminate the AMA with respect to any facility, at any time by providing at least 60 days prior notice of such termination.On June 30, 2011, the AMA was amended and extended for one year.

Ethanol Marketing Agreements – Kinergy entered into separate ethanol marketing agreements with each of the three Plant Owners whose facilities are operating, which granted Kinergy the exclusive right to purchase, market and sell the ethanol produced at those facilities. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to Kinergy, an amount is to be paid equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred by Kinergy, minus (iii) the estimated incentive fee payable to Kinergy, which equals 1% of the aggregate third-party purchase price. Each of the ethanol marketing agreements had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner. On June 30, 2011, all ethanol marketing agreements were amended and extended for one year. In addition, the price to be paid to Kinergy was amended to include a marketing fee collar of not less than $0.015 per gallon and not more than $0.0225 per gallon.

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

Inventories consisted primarily of bulk ethanol, unleaded fuel and corn, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Finished goods	$15,313	$11,105
Work in progress	4,546	4,087
Raw materials	1,410	1,308
Other	1,160	806
Total	$22,429	$17,306

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2011 and 2010, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized gains of $395,000 and $0 as the change in the fair value of these contracts for the three months ended September 30, 2011 and 2010, respectively. The Company recognized gains of $334,000 and $0 as the change in the fair value of these contracts for the nine months ended September 30, 2011 and 2010, respectively. The notional balances remaining on these contracts were $1,612,000 and $237,000 as of September 30, 2011 and December 31, 2010, respectively.

Interest Rate Risk – The Company, through the Plant Owners, used derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. To meet these objectives the Company purchased interest rate caps and swaps. On the Effective Date, all interest rate caps and swaps were removed from the Company’s consolidated statement of position. For the three and nine months ended September 30, 2010, the Company recognized gains from undesignated hedges of $0 and $1,227,000 in interest expense, net, respectively.

Non Designated Derivative Instruments – The Company classified its derivative instruments not designated as hedging instruments of $140,000 and $15,000 in accrued liabilities as of September 30, 2011 and December 31, 2010, respectively.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follow (in thousands):

		Realized Gains
		For the Three Months Ended September 30,
Type of Instrument	Statement of Operations Location	2011	2010
Commodity contracts	Cost of goods sold	$483	$—
		$483	$—

		Unrealized Losses
		For the Three Months Ended September 30,
Type of Instrument	Statement of Operations Location	2011	2010
Commodity contracts	Cost of goods sold	$(88)	$—
		$(88)	$—

		Realized Gains
		For the Nine Months Ended September 30,
Type of Instrument	Statement of Operations Location	2011	2010
Commodity contracts	Cost of goods sold	$460	$—
		$460	$—

		Unrealized Gains (Losses)
		For the Nine Months Ended September 30,
Type of Instrument	Statement of Operations Location	2011	2010
Commodity contracts	Cost of goods sold	$(126)	$—
Interest rate contracts	Interest expense, net	—	1,227
		$(126)	$1,227

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Convertible notes, at fair value	$10,896	$38,108
New PE Holdco term debt	51,279	51,279
New PE Holdco operating line of credit	27,978	18,978
Kinergy operating line of credit	21,848	13,474
Notes payable to related parties	1,250	1,250
	113,251	123,089
Less short-term portion	(12,146)	(38,108)
Long-term debt	$101,105	$84,981

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

The transactions contemplated by the exchange agreements were entered into to, among other things, defer the August 1, 2011 Installment Payment, add one additional month to the maturity date and add a new additional conversion price option to the holders as described further below. As discussed below, the June Convertible Notes are valued at fair value, and as such, these modifications are reflected in the fair value adjustments for period ended September 30, 2011.

On August 3, 2011, under the terms of exchange agreements with the holders of the June Convertible Notes, the Company issued approximately $17,170,000 in principal amount, reflecting the amount then outstanding under the June Convertible Notes, of secured convertible notes (“Convertible Notes”) in exchange for the June Convertible Notes.

The transactions contemplated by the exchange agreements were entered into to, among other things, add three additional months to the maturity date, add a new additional conversion price option as described further below and reduced the Price Failure threshold from $1.40 to $0.60. As discussed below, the Convertible Notes are valued at fair value, and as such, these modifications are reflected in the fair value adjustments for period ended September 30, 2011.

The Convertible Notes mature on May 6, 2012, subject to the right of the lenders to extend the date (i) if an event of default under the Convertible Notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Convertible Notes, and (ii) for a period of 20 business days after the consummation of specific types of transactions involving a change of control. The Convertible Notes bear interest at the rate of 8% per annum, which is compounded monthly, with any accrued interest recorded as accrued liabilities in the consolidated balance sheets. The interest rate will increase to 15% per annum upon the occurrence of an event of default. The Company had approximately $62,000 and $657,000 in accrued interest with respect to the Convertible Notes as of September 30, 2011 and December 31, 2010, respectively.

The Company is obligated to make amortization payments with respect to the principal amount of each Convertible Note on the first trading day of each calendar month after August 1, 2011 until the Maturity Date (collectively with the Maturity Date, the “Installment Dates”).

On each Installment Date occurring after August 1, 2011, the Company shall pay on each Convertible Note an amount equal to: (i) with respect to any Installment Date other than the Maturity Date, the lesser of (A) the product of (I) the quotient of (x) $21 million divided by (y) 9, multiplied by (II) the fraction equal to (m) the principal amount of the Initial Note on October 6, 2010 divided by (n) $35 million and (B) the principal amount under the Convertible Note as of such Installment Date, and (ii) with respect to the Maturity Date, the principal amount under the Convertible Note, together with, in each case of clauses (i) and (ii), the sum of any accrued and unpaid Interest as of such Installment Date under the Convertible Note and accrued and unpaid late charges, if any, under the Convertible Note as of such Installment Date (the “Installment Amount”). The Company may elect to pay the Installment Amount in cash or shares of its common stock, at its election, subject to the satisfaction of certain conditions.

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

The Company has elected to account for the Convertible Notes using the fair value alternative in order to simplify its accounting and reporting of the Convertible Notes. Accordingly, the Company has adjusted the carrying value of the Convertible Notes to their fair value as of September 30, 2011, as reflected in fair value adjustments on convertible debt and warrants in the statements of operations. The recorded fair value of the Convertible Notes of $10,896,000 differed from the stated unpaid principal amounts of $9,329,000 as of September 30, 2011.

The Company recorded income of $3,268,000 and $1,542,000 for fair value adjustments for the three and nine months ended September 30, 2011, respectively, for changes in fair value, which adjustments are attributed to reduction in the principal balances and reduction in the market value of the Company’s common stock. There were no changes in fair value of the Convertible Notes due to a change in the estimated credit risk of the instruments. See Note 8 for the Company’s fair value assumptions.

The following table summarizes the Installment Amounts and additional conversions by the note holders through September 30, 2011 (in thousands):

	Principal	Interest	Total	Shares
Installment Amount – 3/7/2011	$3,500	$1,263	$4,763	1,148
Installment Amount – 5/2/2011	3,500	383	3,883	1,396
Installment Amount – 6/1/2011	3,350	176	3,526	1,563
Holder Conversions – Q2 2011	900	49	949	428
Installment Amount – 7/1/2011	3,450	159	3,609	3,313
Installment Amount – 9/1/2011	283	144	427	*
Holder Conversions – Q3 2011	10,688	649	11,337	27,144
	$25,671	$2,823	$28,494	34,992

_________________
* Cash Payment

On October 3, 2011, the Company paid its Installment Amount in cash of $928,500 in principal and $64,000 in interest on the Convertible Notes. On November 1, 2011, the Company paid its Installment Amount in cash of $5,000 in interest on the Convertible Notes.

On November 1, 2011, the Company notified the holders that it would pay the Installment Amount due on December 1, 2011 in cash.

In addition to the cash payments above, since September 30, 2011 and through November 3, 2011, the Company issued an aggregate of 28,481,000 shares of its common stock to satisfy $8,181,000 in principal and $388,000 in interest in respect of additional note conversions by holders of the Convertible Notes.The Company intends to, subject to further voluntary conversions, pay the remainder of the principal and interest of approximately $220,000 in cash.

New PE Holdco Working Capital Line of Credit – For the nine months ended September 30, 2011, New PE Holdco borrowed $9,000,000 on its working capital line of credit, and as of September 30, 2011 had approximately $7,000,000 in borrowing capacity under its line of credit.

Kinergy Operating Line of Credit – In May 2011, Kinergy and its lender amended and increased Kinergy’s credit facility to up to $30,000,000, with an optional accordion feature for an additional $5,000,000.

Loss on Extinguishments of Debt – In 2010, the Company announced agreements designed to satisfy its indebtedness to Lyles United, LLC and Lyles Mechanical Co. (collectively, “Lyles”). Socius CG II, Ltd. (“Socius”) entered into purchase agreements with Lyles under which Socius would purchase claims in respect of the Company’s indebtedness in up to $5,000,000 tranches, which claims Socius would then settle in exchange for shares of the Company’s common stock. Each tranche was to be settled in exchange for the Company’s common stock valued at a 20% discount to the volume weighted average price of the Company’s common stock over a predetermined trading period, which ranged from five to 20 trading days, immediately following the date on which the shares were first issued to Socius. Under this arrangement, the Company issued shares to Socius which settled outstanding debt previously owed to Lyles. For the nine months ended September 30, 2010, the Company issued an aggregate of 3,441,000 shares with an aggregate fair value of $21,159,000 in exchange for $19,000,000 in debt extinguishment, resulting in an aggregate loss of $2,159,000. The Company determined fair value based on the closing price of its shares on the last day of the applicable trading period, which was the date the net shares to be issued were determinable by the Company. There were no issuances during the three months ended September 30, 2010.

6.	PREFERRED STOCK

For the three months ended September 30, 2011, no shares of the Company’s Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) were converted into shares of the Company’s common stock. For the nine months ended September 30, 2011, 528,982 shares of the Company’s Series B Preferred Stock were converted into 443,589 shares of the Company’s common stock.

7.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At September 30, 2011, the Company had fixed-price purchase contracts with its suppliers to purchase $17,742,000 of ethanol. These fixed-price contracts will be satisfied throughout the remainder of 2011. At September 30, 2011, the Company had indexed-price purchase contracts with its suppliers to purchase 2,826,000 gallons of ethanol.

Sales Commitments – At September 30, 2011, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and WDG. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$5,950
WDG	3,068
Total	$9,018

Indexed-Price Contracts (Volume)
Ethanol (gallons)	123,214
WDG (tons)	153

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

Litigation – Barry Spiegel – State Court Action– On December 22, 2005, Barry J. Spiegel, a former shareholder and director of Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512), or the State Court Action, against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell, or collectively, the Individual Defendants. Messrs. Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol. Mr. Siegel is a former director and former executive officer of Accessity and Pacific Ethanol.

The State Court Action relates to the Share Exchange Transaction and purports to state the following five counts against the Individual Defendants: (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida’s Securities and Investor Protection Act. Mr. Spiegel based his claims on allegations that the actions of the Individual Defendants in approving a Share Exchange Transaction caused the value of his Accessity common stock to diminish and is seeking approximately $22.0 million in damages. On March 8, 2006, the Individual Defendants filed a motion to dismiss the State Court Action. Mr. Spiegel filed his response in opposition on May 30, 2006. The court granted the motion to dismiss by Order dated December 1, 2006, on the grounds that, among other things, Mr. Spiegel failed to bring his claims as a derivative action.

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

Mr. Spiegel sought and obtained leave to file another amended complaint on June 25, 2009, which renewed his case against Pacific Ethanol, and named three additional individual defendants, and asserted the following three counts: (x) breach of fiduciary duty, (y) fraudulent inducement, and (z) aiding and abetting breach of fiduciary duty. The first two counts are alleged solely against the Individual Defendants. With respect to the third count, Mr. Spiegel has named Pacific Ethanol California, Inc. (formerly known as Pacific Ethanol, Inc.), as well as William L. Jones, Neil M. Koehler and Ryan W. Turner. Mr. Jones is a director of Pacific Ethanol. Mr. Turner is a former director and officer of Pacific Ethanol. Mr. Koehler is a director and officer of Pacific Ethanol. Pacific Ethanol and the Individual Defendants filed a motion to dismiss the count against them, and the court granted the motion. Plaintiff then filed another amended complaint, and Defendants once again moved to dismiss. The motion was heard on February 17, 2010, and the court, on March 22, 2010, denied the motion requiring Pacific Ethanol and Messrs. Jones, Koehler and Turner to answer the complaint and respond to discovery requests.

Discovery was then taken by all parties, and the Plaintiff served his expert report in June 2011 relating to the damages that the Plaintiff is claiming.The deposition of the Plaintiff’s expert was set for October 2011, and the Defendants have since filed their motions for summary judgment.The case has been set for a non-jury trial commencing on Monday, February 27, 2012.

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

The Convertible Notes were valued using a combination of a Monte Carlo Binomial Lattice-Based valuation methodology for the embedded conversion feature, adjusted for marketability restrictions, combined with a discounted cash flow model for the payment stream of the debt instrument. The significant assumptions used in the valuations are as follows:

Assumptions	September 30, 2011	December 31, 2010
Stock price	$0.29	$5.04
Volatility	68.7%	68.4%
Risk free interest rate	0.06%	0.29%
Term (years)	0.61	1.03
Marketability discount	21.1%	27.0%
Discount rate of debt instrument	30.0%	30.0%

Based on the above, the Company estimated the fair value of the Convertible Notes to be $10,896,000 and $38,108,000 at September 30, 2011 and December 31, 2010, respectively.

The Warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The significant assumptions used in the valuations are as follows:

Assumptions	September 30, 2011	December 31, 2010
Stock price	$0.29	$5.04
Volatility	74.2%	63.5%
Risk free interest rate	1.20%	2.71%
Term (years)	6.10	6.90
Marketability discount	52.1%	44.4%

Based on the above, the Company estimated the fair value of the Warrants to be $292,000 and $5,718,000 at September 30, 2011 and December 31, 2010, respectively.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes	$—	$—	$10,896	$10,896
Warrants (1)	—	—	292	292
Commodity contracts (2)	140	—	—	140
Total Liabilities	$140	$—	$11,188	$11,328
__________
(1)  Included in other liabilities in the consolidated balance sheets.
(2)  Included in accrued liabilities in the consolidated balance sheets.

The following table summarizes fair value measurements by level at December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes	$—	$—	$38,108	$38,108
Warrants (1)	—	—	5,718	5,718
Commodity contracts (2)	15	—	—	15
Total Liabilities	$15	$—	$43,826	$43,841
__________
(1)  Included in other liabilities in the consolidated balance sheets.
(2)  Included in accrued liabilities in the consolidated balance sheets.

The changes in the Company’s Level 3 fair values are as follows (in thousands):

	Convertible Notes	Warrants
Balance, December 31, 2010	$38,108	$5,718
Principal payments	(25,670)	—
Adjustments to fair value for the period	(1,542)	(5,426)
Balance, September 30, 2011	$10,896	$292

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2011
	Income Numerator	Shares Denominator	Per Share Amount
Net income attributed to Pacific Ethanol	$4,352
Less: Preferred stock dividends	(319)
Basic and diluted income per share:
Income available to common stockholders	$4,033	33,201	$0.12

	Three Months Ended September 30, 2010
	Loss Numerator	Shares Denominator	Per Share Amount
Net loss attributed to Pacific Ethanol	$(12,118)
Less: Preferred stock dividends	(758)
Basic and diluted loss per share:
Loss available to common stockholders	$(12,876)	11,700	$1.10

	Nine Months Ended September 30, 2011
	Income Numerator	Shares Denominator	Per Share Amount
Net income attributed to Pacific Ethanol	$5,120
Less: Preferred stock dividends	(946)
Basic income per share:
Income available to common stockholders	$4,174	21,230	$0.20
Add: Stock options	—	98
Diluted income per share:
Income available to common stockholders	$4,174	21,328	$0.20

	Nine Months Ended September 30, 2010
	Income Numerator	Shares Denominator	Per Share Amount
Net income attributed to Pacific Ethanol	$85,539
Less: Preferred stock dividends	(2,346)
Basic income per share:
Income available to common stockholders	$83,193	9,947	$8.36
Add: Preferred stock dividends	2,346	1,152
Diluted income per share:
Income available to common stockholders	$85,539	11,099	$7.71

There were an aggregate of 6,859,000 and 671,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and nine months ended September 30, 2011, respectively. These convertible securities were not considered in calculating diluted net income per share for the three and nine months ended September 30, 2011, as their effect would have been anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $6,996,000 and $6,050,000 as of September 30, 2011 and December 31, 2010, respectively.

The Company had notes payable to its Chairman of the Board and its Chief Executive Officer totaling $1,250,000 as of September 30, 2011 and December 31, 2010. These notes mature on March 31, 2012.

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

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2010

Net sales	$89,737
Cost of goods sold	98,140
Gross loss	(8,403)
Selling, general and administrative expenses	1,829
Loss from operations	(10,232)
Other expense, net	(1,253)
Loss before reorganization costs and gain from bankruptcy exit	(11,485)
Reorganization costs	(4,153)
Gain from bankruptcy exit	119,408
Net income	$103,770

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010

Operating Activities:
Net cash used in operating activities	$(6,808)
Investing Activities:
Net cash impact of bankruptcy exit	$(1,301)
Additions to property and equipment	(310)
Net cash used in investing activities	$(1,611)
Financing Activities:
Proceeds from borrowings	$5,173
Net cash provided by financing activities	$5,173
Net decrease in cash and cash equivalents	(3,246)
Cash and cash equivalents at beginning of period	3,246
Cash and cash equivalents at end of period	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are the leading marketer and producer of low-carbon renewable fuels in the Western United States.

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

On June 29, 2010, or the Effective Date, the Plant Owners declared effective their amended joint plan of reorganization, or the Plan, and emerged from bankruptcy. Under the Plan, on the Effective Date, all of the ownership interests in the Plant Owners were transferred to a newly-formed holding company, New PE Holdco, LLC, or New PE Holdco, wholly-owned as of that date by some of the prepetition lenders and new lenders of the Plant Owners. As a result, the Pacific Ethanol Plants became wholly-owned by New PE Holdco.

On October 6, 2010, we raised $35.0 million through the issuance of $35.0 million in principal amount of senior convertible notes, or Initial Convertible Notes, and warrants to purchase an aggregate of 2.9 million shares of our common stock, or Initial Warrants. See “—Liquidity and Capital Resources—Convertible Notes.” On that same date we sold our 42% interest in Front Range Energy, LLC, or Front Range, for $18.5 million in cash, paid off our outstanding indebtedness to Lyles United, LLC and Lyles Mechanical Co., or collectively Lyles, in the aggregate amount of approximately $17.0 million and purchased a 20% ownership interest, which represents the single largest interest, in New PE Holdco for an aggregate purchase price of $23.3 million. At that time, we determined that we were the primary beneficiary of New PE Holdco, and as such, we have consolidated its results with our own since then.

On January 7, 2011, we issued $35.0 million in principal amount of senior convertible notes, or January Convertible Notes, in exchange for the Initial Convertible Notes and issued warrants to purchase an aggregate of 2.9 million shares of our common stock, or Warrants, in exchange for the Initial Warrants.  On June 30, 2011, we issued $23.75 million in principal amount of senior convertible notes, or June Convertible Notes, in exchange for the January Convertible Notes.  On August 3, 2011, we issued $17.17 million in principal amount of senior convertible notes, or Convertible Notes, in exchange for the June Convertible Notes. See “—Liquidity and Capital Resources—Convertible Notes.”

On June 8, 2011, we effected a one-for-seven reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

On June 30, 2011, we amended our asset management and other agreements with New PE Holdco and the Plant Owners to extend the term for one year and make other changes effective July 1, 2011, as further described below.

On October 19, 2011, we extended our asset management services beyond the four Pacific Ethanol plants to include services for advanced biofuel plants and entered into a management agreement with ZeaChem Inc. to provide operations, maintenance and accounting services for its 250,000 gallon per year cellulosic integrated biorefinery in Boardman, Oregon, which is adjacent to the Pacific Ethanol Columbia plant.

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

Fees effective through June 30, 2011:

•	ethanol marketing fees of approximately 1% of the net sales price;

•	corn procurement and handling fees of approximately $2.00 per ton;

•	WDG fees of approximately the greater of 5% of the third-party purchase price or $2.00 per ton; and

•	asset management fees of $75,000 per month for each operating facility and $40,000 per month for each idled facility.

Fees effective July 1, 2011:

•	ethanol marketing fees of approximately 1% of the net sales price, but not less than $0.015 per gallon and not more than $0.0225 per gallon;

•	corn procurement and handling fees of $0.045 per bushel;

•	WDG fees of 5% of the third-party purchase price, but not less than $2.00 per ton and not more than $3.50 per ton; and

•	asset management fees of $75,000 per month for each operating facility and $40,000 per month for each idled facility.

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

We have agreed with the U.S. Department of Energy, or the DOE, to terminate the $24.3 million grant the DOE awarded us in 2008 in matching funds intended to cover 50% of the cost to develop a cellulosic ethanol demonstration plant. We continue to evaluate a number of technologies that may increase the efficiency of our ethanol production facilities and reduce our use of carbon-based fuels, including exploring the feasibility of using different and potentially abundant and cost-effective feed stocks, such as cellulosic plant biomass, to supplement corn as the basic raw material used in the production of ethanol.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30			Nine Months Ended September 30,
	2011	2010	Variance	2011	2010	Variance
Production gallons sold (in millions)	38.0	—	NA	113.0	43.2	161.6%
Third party gallons sold (in millions)	84.6	71.5	18.3%	194.8	152.4	27.8%
Total gallons sold (in millions)	122.6	71.5	71.5%	307.8	195.6	57.4%

Average sales price per gallon	$2.97	$1.93	53.9%	$2.79	$1.81	54.1%
Corn cost per bushel – CBOT equivalent (1)	$6.90	$4.25	62.4%	$6.95	$3.84	81.0%
Co-product revenues as % of delivered cost of corn	23.1%	—%	n/a	22.7%	21.9%	3.7%

Average CBOT ethanol price per gallon	$2.78	$1.80	54.4%	$2.62	$1.70	54.1%
Average CBOT corn price per bushel	$6.96	$4.22	64.9%	$6.99	$3.83	82.5%
_________________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):
	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent

Net sales	$271,649	$46,039	$225,610	490.0%	$659,390	$194,087	$465,303	239.7%
Cost of goods sold	263,461	42,058	221,403	526.4%	647,355	195,883	451,472	230.5%
Gross profit (loss)	$8,188	$3,981	$4,207	105.7%	$12,035	$(1,796)	$13,831	770.1%
Percentage of net sales	3.0%	8.6%			1.8%	(0.9)%

Net Sales

The increase in our net sales for the three months ended September 30, 2011 as compared to the same period in 2010 was due to an increase in total gallons sold and an increase in our average sales price per gallon.

Total volume of ethanol gallons sold increased by 51.1 million gallons, or 72%, to 122.6 million gallons for the three months ended September 30, 2011 as compared to 71.5 million gallons for the same period in 2010.  For the three months ended September 30, 2010, we did not consolidate the operations of the Pacific Ethanol Plants as we did not have an ownership interest in the plants until the fourth quarter of 2010. Kinergy did, however, market the ethanol produced by the two Pacific Ethanol Plants that were operating, which are included in third party gallons sold. The overall increase in gallons sold is primarily due to the Stockton facility operating during the three months ended September 30, 2011, whereas it was not operating during the same period in 2010, plus additional growth in third party gallons sold. The increase in third party gallons sold is primarily due to additional gallons sold through third-party ethanol marketing arrangements, including from the Keyes, California production facility which opened in April 2011. We market all of that facility’s ethanol.

Our average sales price per gallon increased 54% to $2.97 for the three months ended September 30, 2011 from an average sales price per gallon of $1.93 for the same period in 2010, which was in line with the increase in the average CBOT ethanol price per gallon for the comparable periods.

The increase in our net sales for the nine months ended September 30, 2011 as compared to the same period in 2010 was also due to an increase in total gallons sold and an increase in our average sales price per gallon.

Total volume of ethanol production gallons sold increased by 69.8 million gallons, or 162%, to 113.0 million gallons for the nine months ended September 30, 2011 as compared to 43.2 million gallons for the same period in 2010. The increase in production gallons sold is primarily due to the Stockton facility operating during the nine months ended September 30, 2011, whereas it was not operating during the same period in 2010.  In addition, ethanol sold from the Pacific Ethanol Plants was classified as production gallons sold for the nine months ended September 30, 2011 and was classified as third party gallons sold for the three months ended September 30, 2010. Total volume of third party gallons sold increased by 42.4 million gallons, or 28%, to 194.8 million gallons for the nine months ended September 30, 2011 as compared to 152.4 million gallons for the same period in 2010. The increase in third party sales volume is primarily due to additional gallons sold through third-party ethanol marketing arrangements, including from the Keyes, California facility.

Our average sales price per gallon increased 54% to $2.79 for the nine months ended September 30, 2011 from an average sales price per gallon of $1.81 for the same period in 2010, consistent with the increase in the average CBOT ethanol price per gallon for the comparable periods.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin increased to $8.2 million for the three months ended September 30, 2011 from $4.0 million for the same period in 2010 primarily due to higher sales volumes and improved commodity margins, primarily related to the spread between ethanol prices and corn and energy costs. Our gross margin increased to $12.0 million for the nine months ended September 30, 2011 from negative $1.8 million for the same period in 2010 primarily due to higher sales volumes and increased commodity margins, as noted above. Further, for the nine months ended September 30, 2011, we were able to offset approximately $1.5 million of our production costs due to elevated corn prices with proceeds from the California Ethanol Producer Incentive Program, which were recorded as reductions to cost of goods sold.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Selling, general and administrative expenses	$3,495	$2,732	$763	27.9%	$11,742	$9,065	$2,677	29.5%
Percentage of net sales	1.3%	5.9%			1.8%	4.7%

Our SG&A increased in absolute dollars, but decreased as a percentage of net sales for the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

SG&A increased $0.8 million to $3.5 million for the three months ended September 30, 2011 as compared to $2.7 million for the same period in 2010. The increase in the dollar amount of SG&A is primarily due to the following factors:

•	salaries and benefits increased by $0.3 million due to salary adjustments;

•	professional fees increased by $0.1 million due to due to organizational costs incurred by New PE Holdco; and

•	amortization of intangibles increased by $0.1 million due to amortization of the Pacific Ethanol tradename by New PE Holdco.

SG&A increased $2.6 million to $11.7 million for the nine months ended September 30, 2011 as compared to $9.1 million for the same period in 2010. The increase in the dollar amount of SG&A is primarily due to the following factors:

•
noncash compensation expenses increased by $0.6 million due to increased grants of restricted stock awards to our employees and members of our board of directors; during the prior year period, we made fewer grants as we continued to execute on our restructuring plans;

•	professional fees increased by $0.4 million due to organizational costs incurred by New PE Holdco; and

•	amortization of intangibles increased by $0.4 million due to amortization of the Pacific Ethanol tradename by New PE Holdco.

Fair Value Adjustments on Convertible Debt and Warrants

The following table presents our fair value adjustments on convertible debt and warrants in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Fair value adjustments on convertible debt and warrants	$4,113	$—	$4,113	NA	$6,968	$—	$6,968	NA
Percentage of net sales	1.5%	—%			1.1%	—%

We issued convertible debt and warrants in the fourth quarter of 2010 for $35.0 million in cash. The convertible debt and warrants are recorded at fair value. We recorded income of $4.1 million and $7.0 million related to the subsequent fair value adjustments of these instruments for the three and nine months ended September 30, 2011, respectively.

Loss on Investment in Front Range

The following table presents our loss on investment in Front Range in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Loss on investment in Front Range	$—	$12,146	$(12,146)	(100)%	$—	$12,146	$(12,146)	(100)%
Percentage of net sales	—%	26.4%			—%	6.3%

On September 27, 2010, we entered into an agreement to sell our entire interest in Front Range for $18.5 million in cash. The carrying value of our interest in Front Range prior to the sale was $30.6 million. As a result, we reduced our investment in Front Range to fair value, resulting in charge of $12.1 million. We closed the sale of our interest in Front Range on October 6, 2010.

Loss on Extinguishments of Debt

The following table presents our loss on extinguishments of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Loss on extinguishments of debt	$—	$—	$—	NA	$—	$2,159	$(2,159)	(100)%
Percentage of net sales	—%	—%			—%	1.1%

We were party to certain agreements designed to satisfy our outstanding debt to Lyles. Under these agreements, we issued shares to a third party which acquired outstanding debt owed to Lyles in successive transactions. Under these transactions, we issued an aggregate of 3.4 million shares in the nine months ended September 30, 2010, resulting in an aggregate loss of $2.2 million for the nine months ended September 30, 2010. We determined fair value based on the closing price of our shares at the end of an applicable period, which was the date the net shares to be issued were determinable. We did not issue any shares in the three months ended September 30, 2010 or in the nine months ended September 30, 2011.

Interest Expense, net

The following table presents our interest expense, net in dollars and our interest expense, net as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Interest expense, net	$4,071	$599	$3,472	579.6%	$11,337	$3,462	$7,875	227.5%
Percentage of net sales	1.5%	1.3%			1.7%	1.8%

Interest expense, net increased by $3.5 million to $4.1 million for the three months ended September 30, 2011 from $0.6 million for the same period in 2010. Interest expense, net increased by $7.8 million to $11.3 million for the nine months ended September 30, 2011 from $3.5 million for the same period in 2010. The increase in interest expense, net for the periods is primarily due to increased average debt balances, which includes our senior convertible notes and New PE Holdco’s credit facility, neither of which were applicable for the comparable periods in 2010. In addition, the increase is related to early voluntary conversions by the holders of our senior convertible notes, whereby upon conversion, “make-whole” interest is paid on the principal amounts converted in an amount that would have accrued had the principal amounts remained outstanding through maturity.

Other Expense, net

The following table presents our other expense, net in dollars and our other expense, net as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Other expense, net	$166	$622	$(456)	(73.3)%	$709	$1,088	$(379)	(34.8)%
Percentage of net sales	0.1%	1.4%			0.1%	0.6%

Other expense, net decreased by $0.4 million to $0.2 million for the three months ended September 30, 2011 from $0.6 million for the same period in 2010. Other expense, net decreased by $0.4 million to $0.7 million for the nine months ended September 30, 2011 from $1.1 million for the same period in 2010. The decreases in other expense, net are primarily due to the reduction of equity losses from our investment in Front Range, in which we owned a 42% interest in the 2010 periods, which was partially offset by increases in bank fees.

Reorganization Costs and Gain from Bankruptcy Exit

The following table presents our reorganization costs and gain from bankruptcy exit in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,			Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Reorganization costs	$—	$—	$—	NA	$—	$4,153	$(4,153)	(100.0)%
Percentage of net sales	—%	—%			—%	2.1%
Gain from bankruptcy exit	$—	$—	$—	NA	$—	$119,408	$(119,408)	(100.0)%
Percentage of net sales	—%	—%			—%	61.5%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Professional fees	$—	$—	$—	$4,036
Trustee fees	—	—	—	117
Total	$—	$—	$—	$4,153

On the Effective Date, we no longer owned the Plant Owners. As a result, we removed the net liabilities from our consolidated financial statements, resulting in a net gain from bankruptcy exit of $119.4 million.

Net (Income) Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the proportionate share of the net (income) loss attributed to noncontrolling interest in variable interest entity, and net (income) loss attributed to noncontrolling interest in variable interest entity as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Net (income) loss attributed to noncontrolling interest in variable interest entity	(217)	$—	$(217)	NA	$9,905	$—	$9,905	NA
Percentage of net sales	(0.1)%	—%			1.5%	—%

Net (income) loss attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of New PE Holdco, a variable interest entity, beginning October 6, 2010. For the three and nine months ended September 30, 2011, we consolidated the entire income statement of New PE Holdco. However, because we owned only 20% of New PE Holdco, we reduced our net income (loss) for the amount attributed to noncontrolling interest in variable interest entity corresponding to the 80% ownership interest that we do not own.

Net Income (Loss) Attributed to Pacific Ethanol

The following table presents our net income (loss) attributed to Pacific Ethanol in dollars and our net income (loss) attributed to Pacific Ethanol as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Net income (loss) attributed to Pacific Ethanol	$4,352	$(12,118)	$16,470	135.9%	$5,120	$85,539	$(80,419)	(94.0)%
Percentage of net sales	1.6%	(26.3)%			0.8%	44.1%

Net income (loss) attributed to Pacific Ethanol increased during the three months ended September 30, 2011 as compared to the same period in 2010, primarily due to an increase in operating income and fair value adjustments on convertible debt and warrants. Net income (loss) attributed to Pacific Ethanol decreased during the nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to a gain from bankruptcy exit of $119.4 million in 2010.

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

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Preferred stock dividends	$319	$758	$(439)	(57.9)%	$946	$2,346	$(1,400)	(59.7)%
Percentage of net sales	0.1%	1.6%			0.1%	1.2%
Income (loss) available to common stockholders	$4,033	$(12,876)	$16,909	131.3%	$4,174	$83,193	$(79,019)	(95.0)%
Percentage of net sales	1.5%	(28.0)%			0.6%	42.9%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum, of the purchase price per share of the Series B Preferred Stock. We have accrued dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million and $0.8 million, for the three months ended September 30, 2011 and 2010, and $0.9 million and $2.3 million, for the nine months ended September 30, 2011 and 2010, respectively, resulting in total accrued and unpaid dividends of $7.0 million as of September 30, 2011.

Liquidity and Capital Resources

During the three months ended September 30, 2011, we funded our operations primarily from cash provided by operations, borrowings under our credit facilities and the remaining proceeds from the issuance and sale of our senior convertible notes and Warrants. We had working capital of $53.7 million and $9.5 million as of September 30, 2011 and December 31, 2010, respectively. We had cash and cash equivalents of $16.8 million and $8.7 million as of September 30, 2011 and December 31, 2010, respectively.

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

	September 30, 2011	December 31, 2010	Variance
Cash and cash equivalents	$16,808	$8,736	92.4%
Current assets	$77,298	$57,324	34.8%
Total assets of variable interest entity	$177,130	$183,652	(3.6)%
Current liabilities	$23,621	$47,831	(50.6)%
Property and equipment, net	$161,637	$168,976	(4.3)%
Notes payable, current portion	$12,146	$38,108	(68.1)%
Notes payable, noncurrent portion	$101,105	$84,981	19.0%
Total liabilities of variable interest entity	$84,095	$74,939	12.2%
Working capital	$53,677	$9,493	465.4%
Working capital ratio	3.27	1.20	172.5%

Change in Working Capital and Cash Flows

Working capital increased to $53.7 million at September 30, 2011 from $9.5 million at December 31, 2010 as a result of increases in current assets of $20.0 million and decreases in current liabilities of $24.2 million.

Current assets increased primarily due to an increase in cash and cash equivalents of $8.1 million, inventories of $5.1 million, prepaid inventory of $3.5 million and accounts receivable of $2.4 million, as a result of higher sales volumes, improved gross margins and increased collections on receivables.

Current liabilities decreased primarily due to decreases in the current portion of our long-term debt, as a result of installment payments and additional voluntary conversions on our senior convertible notes in the aggregate amount of $26.0 million, which was partially offset by an increase in accounts payable and accrued liabilities of a combined $1.8 million related to an increase in commodity prices and sales volumes.

Cash used in operating activities of $7.6 million resulted primarily from a consolidated net loss of $4.8 million, an increase in accounts receivable of $2.2 million, an increase in inventories and prepaid inventories of $8.7 million and a gain on fair value adjustments of $7.0 million. These increases were partially offset by depreciation expense of $9.5 million, an increase in accounts payable and accrued expenses of $3.9 million and noncash compensation of $2.0 million.

Cash used in investing activities of $1.5 million resulted from additions to property and equipment.

Cash provided by financing activities of $17.1 million resulted from net proceeds from borrowings under our credit facilities.

Convertible Notes

We have raised $35.0 million through the issuance and sale of $35.0 million in principal amount of senior convertible notes and warrants to purchase 2.9 million shares of our common stock.

The Convertible Notes mature on May 6, 2012, subject to the right of the lenders to extend the date (i) if an event of default under the Convertible Notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Convertible Notes, and (ii) for a period of 20 business days after the consummation of specific types of transactions involving a change of control. The Convertible Notes bear interest at the rate of 8% per annum, which is compounded monthly, with any accrued interest recorded as an accrued liability in the consolidated balance sheets. The interest rate will increase to 15% per annum upon the occurrence of an event of default.

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

On each Installment Date, occurring after August 1, 2011, we shall pay on each Convertible Note an amount equal to: (i) with respect to any Installment Date other than the Maturity Date, the lesser of (A) the product of (I) the quotient of (x) $21 million divided by (y) 9, multiplied by (II) the fraction equal to (m) the principal amount of the Initial Note on October 6, 2010 divided by (n) $35 million and (B) the principal amount under the Convertible Note as of such Installment Date, and (ii) with respect to the Maturity Date, the principal amount under the Convertible Note, together with, in each case of clauses (i) and (ii), the sum of any accrued and unpaid Interest as of such Installment Date under the Convertible Note and accrued and unpaid late charges, if any, under the Convertible Note as of such Installment Date, or the Installment Amount.We may elect to pay the Installment Amount and applicable interest in cash or shares of our common stock, at our election, subject to the satisfaction of certain conditions.

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

The Fixed Conversion Price is subject to “full ratchet” anti-dilution adjustment where if we were to issue or are deemed to have issued specified securities at a price lower than the then applicable Fixed Conversion Price, the Fixed Conversion Price will immediately decline to equal the price at which we issued or are deemed to have issued the securities. In addition, if we sell or issue any securities with “floating” conversion prices based on the market price of our common stock, the holder of a Convertible Note will have the right to substitute that “floating” conversion price for the Fixed Conversion Price upon conversion of all or part of the Convertible Note.We have agreed to pay “buy-in” damages of the converting holder if we fail to timely deliver common stock upon conversion of the Convertible Notes.

The following table summarizes the Installment Amounts and additional conversions by the note holders through and as of September 30, 2011 (in thousands):

	Principal	Interest	Total	Shares
Installment Amount – 3/7/2011	$3,500	$1,263	$4,763	1,148
Installment Amount – 5/2/2011	3,500	383	3,883	1,396
Installment Amount – 6/1/2011	3,350	176	3,526	1,563
Holder Conversions – Q2 2011	900	49	949	428
Installment Amount – 7/1/2011	3,450	159	3,609	3,313
Installment Amount – 9/1/2011	283	144	427	*
Holder Conversions – Q3 2011	10,688	649	11,337	27,144
	$25,671	$2,823	$28,494	34,992
______________
* Cash payment
On October 3, 2011, we paid the Installment Amount in cash of $928,500 in principal and $64,000 in interest on the Convertible Notes. On November 1, 2011, we paid the Installment Amount in cash of $5,000 in interest on the Convertible Notes.

On November 1, 2011, we notified the holders that we would pay the Installment Amount due on December 1, 2011 in cash.

In addition to the cash payments above, since September 30, 2011 and through November 3, 2011, we issued an aggregate of 28,481,000 shares of our common stock to satisfy $8,181,000 in principal and $388,000 in interest in respect of additional note conversions by holders of the Convertible Notes.We intend to, subject to further voluntary conversions, pay the remainder of the principal and interest of approximately $220,000 in cash.

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

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2011 and 2010.

Impact of New Accounting Pronouncements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

The State Court Action relates to the Share Exchange Transaction and purports to state the following five counts against the Individual Defendants: (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida’s Securities and Investor Protection Act. Mr. Spiegel based his claims on allegations that the actions of the Individual Defendants in approving a Share Exchange Transaction caused the value of his Accessity common stock to diminish and is seeking approximately $22.0 million in damages. On March 8, 2006, the Individual Defendants filed a motion to dismiss the State Court Action. Mr. Spiegel filed his response in opposition on May 30, 2006. The court granted the motion to dismiss by Order dated December 1, 2006, on the grounds that, among other things, Mr. Spiegel failed to bring his claims as a derivative action.

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

Mr. Spiegel sought and obtained leave to file another amended complaint on June 25, 2009, which renewed his case against Pacific Ethanol, and named three additional individual defendants, and asserted the following three counts: (x) breach of fiduciary duty, (y) fraudulent inducement, and (z) aiding and abetting breach of fiduciary duty. The first two counts are alleged solely against the Individual Defendants. With respect to the third count, Mr. Spiegel has named Pacific Ethanol California, Inc. (formerly known as Pacific Ethanol, Inc.), as well as William L. Jones, Neil M. Koehler and Ryan W. Turner. Mr. Jones is a director of Pacific Ethanol. Mr. Turner is a former director and officer of Pacific Ethanol. Mr. Koehler is a director and officer of Pacific Ethanol. Pacific Ethanol and the Individual Defendants filed a motion to dismiss the count against them, and the court granted the motion. Plaintiff then filed another amended complaint, and Defendants once again moved to dismiss. The motion was heard on February 17, 2010, and the court, on March 22, 2010, denied the motion requiring Pacific Ethanol and Messrs. Jones, Koehler and Turner to answer the complaint and respond to discovery requests.

Discovery was then taken by all parties, and the Plaintiff served his expert report in June 2011 relating to the damages that the Plaintiff is claiming.The deposition of the Plaintiff’s expert was set for October 2011, and the Defendants have since filed their motions for summary judgment.The case has been set for a non-jury trial commencing on Monday, February 27, 2012.

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

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on September 13, 2011, we received a letter from NASDAQ indicating that we have been provided an initial period of 180 calendar days, or until March 12, 2012, in which to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have achieved compliance if at any time before March 12, 2012, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days unless the NASDAQ staff exercises its discretion to extend this 10 day period. We may be eligible to receive an additional 180 day compliance period if we meet some of the continued and initial listing requirements of The NASDAQ Capital Market, notify NASDAQ of our intent to cure the deficiency and it appears to the staff of NASDAQ that it is possible for us to cure the deficiency. If we receive the additional 180 day compliance period, we will have until September 11, 2012 to regain compliance. If we do not timely regain compliance the NASDAQ staff will provide written notice that our common stock is subject to delisting. We may be unable to regain compliance with the closing bid price requirement by March 12, 2012 or September 11, 2012. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We issued shares of our common stock in connection with our Convertible Notes as follows (in thousands):

	Principal	Interest	Total	Shares
Installment Amount – 7/1/2011	$3,450	$159	$3,609	3,313
Holder Conversions – Q3 2011	10,688	649	11,337	27,144
	$14,138	$808	$14,946	30,457

Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide.

Dividends

For each of the three months ended September 30, 2011 and 2010, we accrued, but did not pay, an aggregate of $0.3 million and $0.8 million, and for each of the nine months ended September 30, 2011 and 2010, we accrued but did not pay, an aggregate of $0.9 million and $2.3 million, respectively, in dividends on our Series B Preferred Stock. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the years ended December 31, 2010 and 2009, for the three and nine months ended September 30, 2011 or thereafter through the filing of this report. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We accrued for dividend payments on our Series B Preferred Stock in the amount of $7.0 million as of September 30, 2011. We have not yet paid these dividends and we are therefore in breach of our obligations in respect of our Series B Preferred Stock.

ITEM 4.	(REMOVED AND RESERVED).

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Form of Third Amendment and Exchange Agreement dated as of August 3, 2011 between Pacific Ethanol, Inc. and each Investor (1)
10.2	Form of Senior Convertible Note issued to each Investor on August 3, 2011 (1)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)
____________________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for August 3, 2011 filed with the Securities and Exchange Commission on August 4, 2011.
(2)
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

PACIFIC ETHANOL, INC.

Dated: November 4, 2011	By:	/s/ Bryon T. McGregor
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (*)
101.CAL	XBRL Taxonomy Extension Schema (*)
101.SCH	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)
____________________
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