Form 10-K
period 2011-12-31
Pacific Ethanol, Inc.
filed 2012-03-08
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $20 million as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 7, 2012 was 86,803,933.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2012 Annual Meeting of Stockholders to be filed on or before April 30, 2012.

i

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

ii

PART I

Item 1.	Business.

Business Overview

We are the leading marketer and producer of low-carbon renewable fuels in the Western United States.

We market all the ethanol produced by four ethanol production facilities located in California, Idaho and Oregon, or the Pacific Ethanol Plants, all the ethanol produced by three other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States . We also market ethanol co-products, including wet distillers grains and syrup, or WDG, for the Pacific Ethanol Plants.

We have extensive customer relationships throughout the Western United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. Our WDG customers are dairies and feedlots located near the Pacific Ethanol Plants.

We have extensive supplier relationships throughout the Western and Midwestern United States. In some cases, we have marketing agreements with suppliers to market all of the output of their facilities.

We hold a 34% ownership interest in New PE Holdco LLC, or New PE Holdco, the owner of each of the plant holding companies, or the Plant Owners, that collectively own the Pacific Ethanol Plants. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with New PE Holdco and the Plant Owners, including supplying all goods and materials necessary to operate and maintain each Pacific Ethanol Plant. In operating the Pacific Ethanol Plants, we direct the production process to obtain optimal production yields, lower costs by leveraging our infrastructure, enter into risk management agreements such as insurance policies and manage commodity risk practices. We are also in complete charge of, and have care and custody over, each Pacific Ethanol Plant that is not operational, and provide recommendations as to when a Pacific Ethanol Plant should become operational. We perform all activities necessary to support a cost effective return of any idled Pacific Ethanol Plant to operational status once New PE Holdco approves our recommendation to re-start an idled Pacific Ethanol Plant.

We market ethanol and WDG produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational. The marketing agreements provide us with the absolute discretion to solicit, negotiate, administer (including payment collection), enforce and execute ethanol and co-product sales agreements with any third party.

The Pacific Ethanol Plants are comprised of the four facilities described immediately below, three of which are currently operational. When market conditions permit, and with approval of New PE Holdco, we intend to resume operations at the Madera, California facility.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)	Current Operating Status
Magic Valley	Burley, ID	60,000,000	Operating
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Operating
Madera	Madera, CA	40,000,000	Idled

We also provide operations, maintenance and accounting services for a 250,000 gallon per year cellulosic integrated biorefinery owned by ZeaChem Inc. in Boardman, Oregon, which is adjacent to the Pacific Ethanol Columbia plant.

Company History

We are a Delaware corporation formed in February 2005. Our main Internet address is http://www.pacificethanol.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission filings are available free of charge through our website as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our common stock trades on The NASDAQ Capital Market under the symbol “PEIX.” The inclusion of our Internet address in this report does not include or incorporate by reference into this report any information contained on our website.

In 2006, we began constructing the first of the four Pacific Ethanol Plants and were continuously engaged in plant construction until the fourth facility was completed in 2008. In late 2008 and early 2009, we idled production at three of the Pacific Ethanol Plants due to adverse market conditions and lack of adequate working capital. On May 17, 2009, each of the Plant Owners filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Bankruptcy Code, or Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or Bankruptcy Court, in an effort to restructure their indebtedness. On April 16, 2010, the Plant Owners filed a joint plan of reorganization, or Plan, with the Bankruptcy Court, which was structured in cooperation with a number of the Plant Owners’ secured lenders. The Bankruptcy Court confirmed the Plan at a hearing on June 8, 2010. On June 29, 2010, or Effective Date, the Plant Owners emerged from bankruptcy under the terms of the Plan. Under the Plan, on the Effective Date, all of the ownership interests in the Plant Owners were transferred to New PE Holdco, which was wholly-owned as of that date by some of the prepetition lenders to the Plant Owners and new lenders to the Plant Owners. As a result, the Pacific Ethanol Plants became wholly-owned by New PE Holdco as of the Effective Date.

Business Strategy

Our primary goal is to maintain and advance our position as the leading marketer and producer of low-carbon renewable fuels in the Western United States. We view the key elements of our business and growth strategy to achieve this objective in short- and long-term perspectives, which include:

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

•
Operation of Pacific Ethanol Plants and Third-Party Plants. We operate the Pacific Ethanol Plants under an asset management agreement with New PE Holdco and the Plant Owners. If the Madera, California facility becomes operational, we intend to expand our business by providing management and operational services to that facility. We also intend to expand our business by providing management services to other third party facilities. For example, in October 2011, we entered into a management agreement with ZeaChem Inc. to provide operations, maintenance and accounting services for its 250,000 gallon per year cellulosic integrated biorefinery in Boardman, Oregon.

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

Long-Term Strategy

•
Continue to increase our ownership interest in New PE Holdco. We intend to continue to increase our ownership interest in New PE Holdco as opportunities arise to purchase additional interests from other members and as financial resources and business prospects make the acquisition of additional ownership interests in New PE Holdco advisable.

•
Explore new technologies and renewable fuels. We are evaluating a number of technologies that may increase the efficiency of our ethanol production facilities and reduce our use of carbon-based fuels. For example, we have installed a reactor system at the Columbia facility from Pursuit Dynamics PLC and we are continuing trials for the purpose of verifying the stated benefits. In addition, we are exploring the feasibility of using different and potentially abundant and cost-effective feedstocks, including cellulosic feed stock, to supplement corn as the raw material used in the production of ethanol. As capital resources become available, we intend to continue pursuing these opportunities.

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

•
Our low carbon-intensity ethanol. The California Air Resources Board recently enacted a low carbon fuels standard for transportation fuels. If the standard goes into effect, carbon emission standards placed on ethanol produced in California will be higher than in other states, significantly favoring low carbon-intensity fuels. The ethanol produced in California by the Pacific Ethanol Plants and certain other California producers, all of which we market, will have a lower carbon-intensity rating than either gasoline or ethanol produced in the mid-west, and will therefore be a superior product for our California customers. However, enforcement of California’s low carbon fuels standard was recently halted by the U.S. District Court on federal constitutional grounds, a decision that has been appealed by the California Air Resources Board.

•
Modern technologies. The Pacific Ethanol Plants use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies in order to achieve lower operating costs and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels.

•
Our experienced management. Neil M. Koehler, our President and Chief Executive Officer, has over 30 years of experience in the ethanol production, sales and marketing industry. Mr. Koehler is a Director of the California Renewable Fuels Partnership, a Director of the Renewable Fuels Association, or RFA, and is a frequent speaker on the issue of renewable fuels and ethanol marketing and production. In addition to Mr. Koehler, we have seasoned managers with many years of experience in the ethanol, fuel and energy industries leading our various departments. We believe that the experience of our management over the past two decades and our ethanol marketing operations have enabled us to establish valuable relationships in the ethanol industry and understand the business of marketing and producing ethanol and its co-products.

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

•
Renewable fuels. Ethanol is blended with gasoline in order to enable gasoline refiners to comply with a variety of governmental programs, in particular, the national Renewable Fuel Standard, or national RFS, which was enacted to promote alternatives to fossil fuels. See “—Governmental Regulation.”

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

The United States ethanol industry is highly dependent upon federal and state legislation and regulation. For example, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The national RFS increases the mandated use of all renewable fuels to approximately 15.2 billion gallons in 2012 and 16.6 billion gallons in 2013. Under the national RFS, the mandated use of all renewable fuels rises incrementally in succeeding years and peaks at 36.0 billion gallons by 2022. Under the national RFS, approximately 13.2 billion gallons in 2012 and 13.8 billion gallons in 2013 are required from conventional, or corn-based, ethanol, which also rises incrementally in succeeding years and peaks at 15.0 billion gallons by 2015. We believe that these increases will bolster demand for ethanol.

The State of California recently adopted a low carbon fuels standard for transportation fuels. Originally intended to go into effect on January 1, 2011, the enforcement of the low carbon fuels standard was halted on December 29, 2011 by the U.S. District Court on federal constitutional grounds. The California Air Resources Board has appealed that decision. The state of California estimates that the standard will have the effect of increasing current renewable fuels use in California by three to five times by 2020.

According to the RFA, the domestic ethanol industry produced approximately 13.9 billion gallons of ethanol in 2011. We believe that the ethanol market in California alone represented approximately 10% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol is not shipped in these pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks. In addition, we believe that ethanol prices in the Western United States are typically $0.15 to $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities.

We believe that approximately 90% of the ethanol produced in the United States is made in the Midwest from corn. According to the Department of Energy, or DOE, ethanol is generally blended at 10% by volume, but is also blended at up to 85% by volume for vehicles designed to operate on 85% ethanol. The Environmental Protection Agency, or EPA, recently increased the allowable blend of ethanol in gasoline from 10% to 15% for model year 2001 and newer automobiles, pending final application by blenders who will sell E15, and in some cases, approval by certain state regulatory authorities. Compared to gasoline, ethanol is generally considered to be cleaner burning and contains higher octane. We anticipate that the increasing demand for transportation fuels coupled with limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions through the use of renewable fuels will generate additional growth in the demand for ethanol in the Western United States.

According to the DOE, total annual gasoline consumption in the United States is approximately 137 billion gallons and total annual ethanol consumption represented approximately  10% of this amount in 2011. We believe that the domestic ethanol industry has substantial potential for growth to initially reach the 10% blend ratio, increasing as the industry blends up to 15%, which equals an annual demand of between 13.7 billion gallons and 20.0 billion gallons of ethanol. Furthermore, the national RFS requires an increase of up to 36 billion gallons of ethanol annually by 2022, subject to an annual EPA review to adjust targets based on availability of commercially produced advanced and cellulose biofuels.

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

Customers

We sell ethanol produced by the Pacific Ethanol Plants and other third-parties to various customers in the Western United States. We also arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers. In addition, we sell WDG produced by the Pacific Ethanol Plants to customers comprised of dairies and feedlots located near the Pacific Ethanol Plants.

During 2011 and 2010, we produced or purchased ethanol from third parties and resold an aggregate of approximately 283 million and 226 million gallons of fuel-grade ethanol to approximately 55 and 57 customers, respectively. Sales to our largest customer, Chevron Products USA, in 2011 and 2010 represented approximately 22% and 19%, of our net sales, respectively. Sales to each of our other customers represented less than 10% of our net sales in each of 2011 and 2010.

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

Suppliers

Our marketing operations are dependent upon various third-party producers of fuel-grade ethanol. In addition, we provide ethanol transportation, storage and delivery services through third-party service providers with whom we have contracted to receive ethanol at agreed upon locations from our suppliers and to store and/or deliver the ethanol to agreed-upon locations on behalf of our customers. These contracts generally run from year-to-year, subject to termination by either party upon advance written notice before the end of the then current annual term.

During 2011 and 2010, we purchased fuel-grade ethanol and corn, the largest component in producing ethanol, from our suppliers. Purchases from our three largest suppliers in 2011 represented approximately 64% of our total ethanol and corn purchases. Purchases from our three largest suppliers in 2010 represented approximately 60% of our total ethanol and corn purchases. Purchases from each of our other suppliers represented less than 10% of total ethanol and corn purchases in each of 2011 and 2010.

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

Pacific Ethanol Plants

The table below provides an overview of the Pacific Ethanol Plants owned by New PE Holdco and operated by us. Three of the Pacific Ethanol Plants are currently operational. When market conditions permit, and with approval of New PE Holdco, we intend to resume operations at the Madera, California facility.
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

Commodity Risk Management

We employ various risk mitigation techniques. For example, we may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price or variable-price contracts with our suppliers, as well as entering into derivative contracts for ethanol, corn and natural gas. To mitigate ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks by selling exchange-traded futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins. However, given the nature of our business, we cannot effectively hedge against extreme volatility or certain market conditions. For example, over a period of four weeks at the end of 2011, the west coast market price of ethanol declined by approximately 28%, which substantially reduced our fourth quarter and full year profitability.

Marketing Arrangements

In addition to our marketing agreements with the Plant Owners whose facilities are operational to market all of the ethanol produced at those Pacific Ethanol Plants, we have exclusive ethanol marketing agreements with third-party ethanol producers, including Calgren Renewable Fuels, LLC, Front Range Energy, LLC, or Front Range, and AE Advanced Fuels Keyes, Inc. to market and sell their entire ethanol production volumes. Calgren Renewable Fuels, LLC owns and operates an ethanol production facility in Pixley, California with annual production capacity of 55 million gallons. Front Range owns and operates an ethanol production facility in Windsor, Colorado with annual production capacity of 50 million gallons. AE Advanced Fuels Keyes, Inc. owns and operates an ethanol production facility in Keyes, California with annual production capacity of 55 million gallons. We intend to evaluate and pursue opportunities to enter into marketing arrangements with other ethanol producers as business prospects make these marketing arrangements advisable.

Competition

We operate in the highly competitive ethanol marketing and production industry. The largest ethanol producers in the United States are Archer Daniels Midland Company, or ADM, and Valero Energy Corporation, or Valero, collectively with over 20% of the total installed capacity of ethanol in the United States. In addition, there are many mid-size producers with several plants under ownership, smaller producers with one or two plants, and several ethanol marketers that create significant competition. Overall, we believe there are over 200 ethanol facilities in the United States with an installed operating capacity of approximately 14.9 billion gallons and many brokers and marketers with whom we compete for sales of ethanol and its co-products.

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

Governmental Regulation

Our business is subject to federal, state and local laws and regulations relating to the production of renewable fuels, the protection of the environment and in support of the corn and ethanol industries. These laws, their underlying regulatory requirements and their enforcement, some of which are described below, impact, or may impact, our existing and proposed business operations by imposing:

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

In addition, some governmental regulations are helpful to our ethanol marketing and production business. The ethanol fuel industry is greatly dependent upon mandates and environmental regulations that favor the use of ethanol in motor fuel blends in North America. Some of the governmental regulations applicable to our ethanol marketing and production business are briefly described below.

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

National Energy Legislation

In addition, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The national RFS significantly increases the mandated use of renewable fuels to approximately 15.2 billion gallons in 2012, and rises incrementally and peaks at 36.0 billion gallons by 2022.

E15 (a Blend of Gasoline and Ethanol)

In October 2010, the EPA partially granted a waiver request application submitted under the Clean Air Act. This partial waiver allows fuel and fuel additive manufacturers to introduce into commerce gasoline that contains greater than 10 volume percent of ethanol, up to 15 volume percent of ethanol, or E15, for use in some motor vehicles once other conditions are fulfilled. This waiver only applies to vehicles from model year 2001 and beyond. It is important to remember that there are a number of additional steps that must be completed – some of which are not under EPA control – to allow the sale and distribution of E15. These include, but are not limited to, submission of a complete E15 fuels registration application by industry, and, for certain states, changes to some states’ laws to allow for the use of E15.

State Energy Legislation and Regulations

In January 2007, California’s Governor signed an executive order directing the California Air Resources Board to implement California’s low carbon fuels standard for transportation fuels. The enforcement of the low carbon fuels standard was recently halted by the U.S. District Court on federal constitutional grounds, a decision that has been appealed by the California Air Resources Board. If enforced, the Governor’s office estimates that the standard will have the effect of increasing current renewable fuels use in California by three to five times by 2020.

The State of California has established a policy to support ethanol produced in California with the California Ethanol Producer Incentive Program, or CEPIP, a producer incentive which offers up to $0.25 per gallon when ethanol production profitability is less than prescribed levels determined by the California Energy Commission, or CEC. The Pacific Ethanol Plants located in California are eligible for the CEPIP, and the Stockton facility participated in the program in 2010 and 2011. For 2012, this program is currently not funded and no assurances can be given that the CEC will decide to fund the CEPIP or that the CEC will not alter the program thresholds, participant eligibility or other policy choices that may impact the ability of the Pacific Ethanol Plants located in California to be eligible for the CEPIP.

Additional Environmental Regulations

In addition to the governmental regulations applicable to the ethanol marketing and production industries described above, our business is subject to additional federal, state and local environmental regulations, including regulations established by the EPA, the San Joaquin Valley Regional Water Quality Control Board, the San Joaquin Valley Air Pollution Control District and the California Air Resources Board. We cannot predict the manner or extent to which these regulations will harm or help our business or the ethanol production and marketing industry in general.

Employees

As of March 7, 2012, we had approximately 155 full-time employees. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 1A.	Risk Factors.

Risks Related to our Business

We have incurred significant losses and negative operating cash flow in the past and we may incur significant losses and negative operating cash flow in the foreseeable future. Continued losses and negative operating cash flow will hamper our operations and prevent us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For 2011, we incurred a consolidated net loss of approximately $4.0 million and negative operating cash flow of approximately $4.0 million. For 2009, we incurred a consolidated net loss of approximately $308.7 million and negative operating cash flow of approximately $6.3 million. Although we reported consolidated net income of $69.5 million for 2010, primarily due to a $119.4 million net gain in connection with the completion of the bankruptcy proceedings of our former indirect wholly-owned subsidiaries, we incurred negative operating cash flow of approximately $37.0 million. We believe that we may incur significant losses and negative operating cash flow in the foreseeable future. We expect to rely on cash on hand, cash, if any, generated from our operations and cash, generated from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business. Continued losses and negative operating cash flow are also likely to make our capital raising needs more acute while limiting our ability to raise additional financing on favorable terms.

The results of our operations and our ability to operate at a profit is largely dependent on managing the prices of corn, natural gas, ethanol and WDG, all of which are subject to significant volatility and uncertainty.

Our results of operations are highly impacted by commodity prices, including the cost of corn and natural gas that we must purchase, and the prices of ethanol and WDG that we sell. Prices and supplies are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices and various governmental policies in the United States and around the world. For example, over a period of four weeks at the end of 2011, the market price of ethanol declined by approximately 28%, which substantially reduced our fourth quarter and full year profitability.

As a result of price volatility of corn, natural gas, ethanol and WDG, our results of operations may fluctuate substantially. In addition, increases in corn or natural gas prices or decreases in ethanol or WDG prices may make it unprofitable to operate. In fact, some of our marketing activities will likely be unprofitable in a market of generally declining ethanol prices due to the nature of our business. For example, to satisfy customer demands, we must maintain certain quantities of ethanol inventory for subsequent resale. Moreover, we procure much of our inventory outside the context of a marketing arrangement and therefore must buy ethanol at a price established at the time of purchase and sell ethanol at an index price established later at the time of sale that is generally reflective of movements in the market price of ethanol. As a result, our margins for ethanol sold in these transactions generally decline and may turn negative as the market price of ethanol declines.

No assurance can be given that corn or natural gas can be purchased at, or near, current or any particular prices or that ethanol or WDG will sell at, or near, current or any particular prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or WDG.

Over the past several years, the spread between ethanol and corn prices has fluctuated widely and narrowed significantly. Fluctuations are likely to continue to occur. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol and WDG could decline below the marginal cost of production, which could cause us to suspend production of ethanol and WDG at some or all of the Pacific Ethanol Plants.

We are a minority member of New PE Holdco with limited control over certain business decisions. As a result, our interests may not be as well served as if we were in control of all aspects of the business of New PE Holdco, which could adversely affect its contribution to our results of operations and our business prospects related to that entity.

New PE Holdco owns, and we operate, the Pacific Ethanol Plants. We have a 34% ownership interest in New PE Holdco. While this represents the single largest ownership position in New PE Holdco and although we have the power to make decisions regarding the activities of New PE Holdco that most significantly impact New PE Holdco’s economic performance by virtue of the terms of the asset management agreement we have with New PE Holdco and the Plant Owners, the consent of the other owners is required to approve certain actions, including incurring new indebtedness or refinancing existing indebtedness, entering into contracts with a term of greater than one year or a value of more than $1.0 million, making of certain capital expenditures, restarting an idle plant and sale or disposition of any plant assets. Some actions require the consent of all owners and others require the consent of holders of 67% or 85% of the ownership interests. In addition, we are precluded from voting on matters in which we have a direct financial interest, such as the amendment or extension of the asset management agreement we have with New PE Holdco and the Plant Owners and/or the marketing agreements we have with the Plant Owners whose facilities are operational. As a result of these limitations, we are dependent on the business judgment of the other owners of New PE Holdco in respect of a number of significant matters bearing on the operations of the Pacific Ethanol Plants. Consequently, our interests may not be as well served as if we were in control of New PE Holdco, and the contribution by New PE Holdco to our results of operations and our business prospects related to that entity may be adversely affected by our lack of control over that entity.

The termination of the asset management agreement and marketing agreements to which we are a party relating to New PE Holdco and the Pacific Ethanol Plants could lead to the deconsolidation of the financial statements of New PE Holdco. If that were to occur, our results of operations could be adversely affected.

The asset management agreement and marketing agreements relating to New PE Holdco and the Pacific Ethanol Plants vest with us the power to direct substantially all of the activities of New PE Holdco that most significantly impact New PE Holdco’s economic performance. In addition, through our ownership interest in New PE Holdco, we are in a position to absorb losses and receive benefits from New PE Holdco that could potentially be significant to New PE Holdco. As a result, we are required to consolidate the financial results of New PE Holdco. The asset management and marketing agreements have terms of one year and automatically renew for successive one year terms unless terminated by any party by giving notice 90 days prior to the end of any one-year period. If any of these agreements were terminated, we would be required to reassess whether we would continue to have a controlling financial interest in New PE Holdco. If we no longer had a controlling financial interest in New PE Holdco, we would no longer be able to account for the financial results of New PE Holdco on a consolidated basis. If that were to occur, our results of operations and financial condition could be adversely affected.

Increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. Domestic ethanol production capacity has increased steadily from an annualized rate of 1.5 billion gallons per year in January 1999 to 13.5 billion gallons in 2010 according to the RFA. See “Business—Governmental Regulation.” However, increases in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, although the market price of ethanol increased by approximately 42% for the year ended December 31, 2011 as compared to 2010, during a period of four weeks at the end of 2011, the market price of ethanol declined by approximately 28%, which substantially reduced our fourth quarter and full year profitability. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

Some of our marketing activities will likely be unprofitable in a market of generally declining ethanol prices due to the nature of our business.

Some of our marketing activities will likely be unprofitable in a market of generally declining ethanol prices due to the nature of our business. For example, to satisfy customer demands, we must maintain certain quantities of ethanol inventory for subsequent resale. Moreover, we procure much of our inventory outside the context of a marketing arrangement and therefore must buy ethanol at a price established at the time of purchase and sell ethanol at an index price established later at the time of sale that is generally reflective of movements in the market price of ethanol. As a result, our margins for ethanol sold in these transactions generally decline and may turn negative as the market price of ethanol declines.

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

As widely reported, financial markets in the United States and the rest of the world have experienced extreme disruption, including, among other things, extreme volatility in securities and commodities prices, as well as severely diminished liquidity and credit availability. As a result, we believe that our ability to access capital markets and raise funds required for our operations may be severely restricted at a time when we may need to do so, which could have a material adverse effect on our ability to meet our current and future funding requirements and on our ability to react to changing economic and business conditions. We are not able to predict the duration or severity of any current or future disruption in financial markets, fluctuations in the price of crude oil or other adverse economic conditions in the United States. However, if economic conditions worsen, it is likely that these factors would have a further adverse effect on our results of operations and future prospects and may limit our ability to raise additional capital.

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

Various studies have criticized the efficiency of ethanol in general, and corn-based ethanol in particular, which could lead to the reduction or repeal of mandates that require the use and domestic production of ethanol or otherwise negatively impact public perception and acceptance of ethanol as an alternative fuel.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and as potentially depleting water resources. Other studies have suggested that ethanol negatively impacts consumers by causing higher prices for dairy, meat and other foodstuffs from livestock that consume corn. If these views gain acceptance, support for existing measures requiring the use and domestic production of corn-based ethanol could decline, leading to a reduction or repeal of these measures. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as a component for blending in transportation fuel.

Waivers or repeal of the national Renewable Fuel Standard’s minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations.

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

The ethanol production and marketing industry is extremely competitive. Many of our significant competitors have greater production and financial resources  and one or more of these competitors could use their greater resources to gain market share at our expense. In addition, a number of Kinergy’s suppliers may circumvent the marketing services we provide, causing our sales and profitability to decline.

The ethanol production and marketing industry is extremely competitive. Many of our significant competitors in the ethanol production and marketing industry, including ADM and Valero, have substantially greater production and/or financial resources. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time. Successful competition will require a continued high level of investment in marketing and customer service and support. Our limited resources relative to many significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in market share, sales and profitability. Even if sufficient funds are available, we may not be able to make the modifications and improvements necessary to compete successfully.

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

If Kinergy fails to satisfy its financial covenants under its credit facility, it may experience a loss or reduction of that facility, which would have a material adverse effect on our financial condition and results of operations.

We are substantially dependent on the credit facility of Kinergy Marketing LLC, or Kinergy, to help finance its operations. Kinergy must satisfy quarterly financial covenants under its credit facility, including covenants regarding its quarterly EBITDA and fixed coverage ratios. Kinergy will be in default under its credit facility if it fails to satisfy any financial covenant. A default may result in the loss or reduction of the credit facility. The loss of Kinergy’s credit facility, or a significant reduction in Kinergy’s borrowing capacity under the facility, would result in Kinergy’s inability to finance a significant portion of its business and would have a material adverse effect on our financial condition and results of operations.

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

In addition to ethanol produced by the Pacific Ethanol Plants, we also depend on a small number of third-party suppliers for a significant portion of the ethanol we sell. If any of these suppliers does not continue to supply us with ethanol in adequate amounts, we may be unable to satisfy the demands of our customers and our sales, profitability and relationships with our customers will be adversely affected.

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

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require us to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We may be liable for the investigation and cleanup of environmental contamination at each of the Pacific Ethanol Plants or other plants that we operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at the Pacific Ethanol Plants. Present and future environmental laws and regulations, and interpretations of those laws and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition.

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

The majority of our sales are generated from a small number of customers. During 2010 and 2011, one customer accounted for approximately 22% and 19% of our net sales, respectively. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

Risks Related to Ownership of our Common Stock

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•
our ability to maintain contracts that are critical to our operations, including the asset management agreement with the Plant Owners that provide us with the ability to operate the Pacific Ethanol Plants and the marketing agreements with the Plant Owners whose facilities are operational that provide us with the ability to market all ethanol and co-products produced by the Pacific Ethanol Plants;

•	fluctuations in the market price of ethanol and its co-products;
•	the cost of key inputs to the production of ethanol, including corn and natural gas;
•	the volume and timing of the receipt of orders for ethanol from major customers;
•	competitive pricing pressures;
•	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
•	the introduction and announcement of one or more new alternatives to ethanol by our competitors;
•	changes in market valuations of similar companies;
•	stock market price and volume fluctuations generally;
•	regulatory developments or increased enforcement;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	our inability to obtain financing; and
•	our financing activities and future sales of our common stock or other securities.

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

Any of the risks described above could have a material adverse effect on our results of operations, the price of our common stock, or both.

As a result of our issuance of shares of Series B Preferred Stock, our common stockholders may experience numerous negative effects and most of the rights of our common stockholders will be subordinate to the rights of the holders of our Series B Preferred Stock.

As a result of our issuance of shares of Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, our common stockholders may experience numerous negative effects, including dilution from any dividends paid in preferred stock and antidilution adjustments. In addition, rights in favor of the holders of our Series B Preferred Stock include seniority in liquidation and dividend preferences; substantial voting rights; and numerous protective provisions. Also, our outstanding Series B Preferred Stock could have the effect of delaying, deferring and discouraging another party from acquiring control of Pacific Ethanol.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters, located in Sacramento, California, consists of a 10,000 square foot office under a lease expiring in 2013. The Pacific Ethanol Plants are located in: Madera, California, at a 137 acre facility; Boardman, Oregon, at a 25 acre facility; Burley, Idaho, at a 160 acre facility; and Stockton, California, at a 30 acre facility. The properties in Madera, California and Burley, Idaho are owned by the Plant Owners. The properties in Boardman, Oregon and Stockton, California are leased by the Plant Owners under leases expiring in 2026 and 2022, respectively. See “Business—Production Facilities.”

Item 3.	Legal Proceedings.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including those noted below. We did not record any accrual for contingent liabilities associated with the legal proceedings described below.

On December 22, 2005, Barry J. Spiegel, a former shareholder and director of Accessity Corp., a New York corporation, or Accessity, filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512), or the State Court Action, against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell, or collectively, the Individual Defendants. Messrs. Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol. Mr. Siegel is a former director and former executive officer of Accessity and Pacific Ethanol.

The State Court Action relates to a March 2005 transaction, or Share Exchange Transaction, with the shareholders of Pacific Ethanol, Inc., a California corporation, or PEI California, and the holders of the membership interests of each of Kinergy and ReEnergy, LLC, or ReEnergy. Upon completion of the Share Exchange Transaction, we acquired all of the issued and outstanding shares of capital stock of PEI California and all of the outstanding membership interests of each of Kinergy and ReEnergy. Immediately prior to the consummation of the Share Exchange Transaction, our predecessor, Accessity, Inc., reincorporated in the State of Delaware under the name Pacific Ethanol, Inc. The State Court Action purported to state the following five counts against the Individual Defendants: (i) breach of fiduciary duty, (ii) violation of the Florida Deceptive and Unfair Trade Practices Act, (iii) conspiracy to defraud, (iv) fraud, and (v) violation of Florida’s Securities and Investor Protection Act. Mr. Spiegel based his claims on allegations that the actions of the Individual Defendants in approving the Share Exchange Transaction caused the value of his Accessity common stock to diminish and sought approximately $22.0 million in damages. On March 8, 2006, the Individual Defendants filed a motion to dismiss the State Court Action. Mr. Spiegel filed his response in opposition on May 30, 2006. The court granted the motion to dismiss by Order dated December 1, 2006, on the grounds that, among other things, Mr. Spiegel failed to bring his claims as a derivative action.

On February 9, 2007, Mr. Spiegel filed an amended complaint which purported to state the following five counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, (iii) violation of Florida’s Securities and Investor Protection Act, (iv) fraudulent concealment, and (v) breach of fiduciary duty of disclosure. The amended complaint included Pacific Ethanol as a defendant. On March 30, 2007, Pacific Ethanol filed a motion to dismiss the amended complaint. Before the court could decide that motion, on June 4, 2007, Mr. Spiegel amended his complaint, which purported to state two counts: (a) breach of fiduciary duty, and (b) fraudulent inducement. The first count was alleged against the Individual Defendants and the second count was alleged against the Individual Defendants and Pacific Ethanol. The amended complaint was, however, voluntarily dismissed on August 27, 2007, by Mr. Spiegel as to Pacific Ethanol.

Mr. Spiegel sought and obtained leave to file another amended complaint on June 25, 2009, which renewed his case against Pacific Ethanol, and named three additional individual defendants, and asserted the following three counts: (i) breach of fiduciary duty, (ii) fraudulent inducement, and (iii) aiding and abetting breach of fiduciary duty. The first two counts were alleged solely against the Individual Defendants. With respect to the third count, Mr. Spiegel named Pacific Ethanol California, Inc. (formerly known as Pacific Ethanol, Inc.), as well as William L. Jones, Neil M. Koehler and Ryan W. Turner. Mr. Jones is a director of Pacific Ethanol. Mr. Turner is a former director and officer of Pacific Ethanol. Mr. Koehler is a director and officer of Pacific Ethanol. Pacific Ethanol and the Individual Defendants filed a motion to dismiss the count against them, and the court granted the motion. Plaintiff then filed another amended complaint, and all defendants once again moved to dismiss. The motion was heard on February 17, 2010, and the court, on March 22, 2010, denied the motion requiring Pacific Ethanol and Messrs. Jones, Koehler and Turner to answer the complaint and respond to discovery requests.

On December 28, 2006, Barry J. Spiegel, filed a complaint in the United States District Court, Southern District of Florida (Case No. 06-61848), or the Federal Court Action, against the Individual Defendants and Pacific Ethanol. The Federal Court Action related to the Share Exchange Transaction and purported to state the following three counts: (i) violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act, and Rule 14a-9 promulgated thereunder, (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (iii) violation of Section 20(A) of the Exchange Act. The first two counts were alleged against the Individual Defendants and Pacific Ethanol and the third count was alleged solely against the Individual Defendants. Mr. Spiegel based his claims on, among other things, allegations that the actions of the Individual Defendants and Pacific Ethanol in connection with the Share Exchange Transaction resulted in a share exchange ratio that was unfair and resulted in the preparation of a proxy statement seeking shareholder approval of the Share Exchange Transaction that contained material misrepresentations and omissions. Mr. Spiegel sought in excess of $15.0 million in damages.

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

On November 9, 2011, the parties entered into a confidential settlement agreement to settle all matters relating to the State Court Action and the Federal Court Action. The confidential settlement agreement became effective on November 21, 2011 whereupon the State Court Action and the Federal Court Action were dismissed with prejudice.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on The NASDAQ Capital Market under the symbol “PEIX” since May 3, 2010. Between October 10, 2005 and May 3, 2010, our common stock traded on The NASDAQ Global Market (formerly, The NASDAQ National Market). On June 8, 2011, we effected a one-for-seven reverse split of our common stock. The table below shows, for each fiscal quarter indicated, the high and low sales prices for shares of our common stock. The prices for periods prior June 8, 2011, have been retroactively restated as if the reverse split had occurred on January 1, 2010. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Price Range
	High	Low
Year Ended December 31, 2011:

First Quarter (January 1 – March 31)	$7.98	$4.20
Second Quarter (April 1 – June 30)	$4.55	$1.08
Third Quarter (July 1 – September 30)	$1.31	$0.25
Fourth Quarter (October 1 – December 31)	$1.85	$0.25

Year Ended December 31, 2010:

First Quarter	$19.25	$4.97
Second Quarter	$11.20	$3.15
Third Quarter	$8.75	$2.59
Fourth Quarter	$7.98	$4.06

Security Holders

As of March 7, 2012, we had 86,803,933 shares of common stock outstanding held of record by approximately 420 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 7, 2012, the closing sales price of our common stock on The NASDAQ Capital Market was $1.08 per share.

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of certain financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. In addition, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the years ended December 31, 2011, 2010 and 2009, or thereafter through the filing of this report. Accumulated and unpaid dividends in respect of our preferred stock must be paid prior to the payment of any dividends to our common stockholders.

Recent Sales of Unregistered Securities

Not applicable.

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

In 2011, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	479	$4.34	$2,079
July	869	$1.08	$939
October	1,338	$0.28	$375
Total	2,686		$3,393

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements, reflecting our plans and objectives that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.

Overview

We are the leading marketer and producer of low-carbon renewable fuels in the Western United States.

We market all the ethanol produced by the Pacific Ethanol Plants, all the ethanol produced by three other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market ethanol co-products, including WDG, for the Pacific Ethanol Plants. We have extensive customer relationships throughout the Western United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. Our WDG customers are dairies and feedlots located near the Pacific Ethanol Plants.

We have extensive supplier relationships throughout the Western and Midwestern United States. In some cases, we have marketing agreements with suppliers to market all of the output of their facilities.

We hold a 34% ownership interest in New PE Holdco which indirectly owns the Pacific Ethanol Plants through its ownership of the Plant Owners. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with New PE Holdco and the Plant Owners. We also market ethanol and WDG produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational. In addition, we provide operations, maintenance and accounting services for a 250,000 gallon per year cellulosic integrated biorefinery owned by ZeaChem Inc. in Boardman, Oregon, which is adjacent to the Pacific Ethanol Columbia plant.

The Pacific Ethanol Plants are comprised of the four facilities described immediately below, three of which are currently operational. When market conditions permit, and with approval of New PE Holdco, we intend to resume operations at the Madera, California facility.
Facility Name	Facility Location	Estimated Annual Capacity (gallons)	Current Operating Status
Magic Valley	Burley, ID	60,000,000	Operating
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Operating
Madera	Madera, CA	40,000,000	Idled

We earn fees as follows under our asset management and other agreements with New PE Holdco and the Plant Owners:

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

We intend to maintain and advance our position as the leading marketer and producer of low-carbon renewable fuels in the Western United States, in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and transportation fuel. Further, we may seek to provide management services for other third-party ethanol production facilities in the Western United States.

Financial Performance Summary

Consolidation

We consolidate New PE Holdco’s financial results due to the nature of our ownership in and control over New PE Holdco. However, since we do not wholly-own New PE Holdco, we must adjust our consolidated net income (loss) for the income (loss) attributed to New PE Holdco’s other owners. This adjustment results in net income (loss) attributed to Pacific Ethanol, Inc. See “—Results of Operations-Accounting for the Results of New PE Holdco” below.

Summary

Our consolidated net sales increased by 174%, or $572.9 million, to $901.2 million for 2011 from $328.3 million for 2010. Our net income attributed to Pacific Ethanol, Inc. decreased by $70.8 million to $3.1 million for 2011 from $73.9 million for 2010, the latter of which included a $119.4 million gain related to the Plant Owners’ exit from bankruptcy in 2010.

Factors that contributed to our results of operations for 2011 include:

•	Net sales. The increase in our net sales for 2011 as compared to 2010 was primarily due to the following combination of factors:

o
Higher sales volumes. Total volume of ethanol sold increased by 56% to 424.1 million gallons for 2011 from 271.6 million gallons for 2010. This increase in sales volume is due to an increase in both production and third party gallons sold. In 2011, three Pacific Ethanol Plants were operating for the full year, whereas in 2010, only two Pacific Ethanol Plants were operating most of the year.

o	Higher ethanol prices. Our average sales price of ethanol increased 42% to $2.79 per gallon for 2011 as compared to $1.96 per gallon for 2010.

o
Consolidation of New PE Holdco. In 2011, we consolidated the results of New PE Holdco for the entire year, whereas in 2010, we did not consolidate New PE Holdco’s results for the three months ended September 30, 2010. For this period we included only our net marketing fees associated with sales volumes from the Pacific Ethanol Plants. As a result, our net sales were lower by $55.6 million for 2010.

•
Gross margin. Our gross margin improved to 2.2% for 2011 from negative 0.2% for 2010. The improvement in gross margin was primarily the result of improved operating margins at the Pacific Ethanol Plants.

•
Selling, general and administrative expenses. Our selling, general and administrative expenses, or SG&A, increased by $2.4 million to $15.4 million for 2011, as compared to $13.0 million for 2010, primarily as a result of increases in payroll and benefits, taxes and permits, amortization of intangibles, rent expense and professional fees, which were partially offset by decreases in noncash compensation expense.

•
Fair value adjustments on convertible notes and warrants. We issued convertible notes and warrants in 2010 for $35.0 million in cash. In addition, we issued warrants in December 2011. These instruments were recorded at fair value, with quarterly adjustments for their fair value, resulting in a charge to net income of $7.6 million for 2011 as compared to a charge of $11.7 million for 2010.

•
Interest expense. Our interest expense increased by $8.0 million to $14.8 million for 2011 from $6.8 million for 2010. This increase is primarily due to increased average debt balances related to our convertible notes and line of credit facilities.

•
Other income (expense). Our other income (expense) decreased by $1.5 million to an expense of $0.7 million for 2011 from income of $0.8 million for 2010. This decrease is primarily due to a gain of $1.6 million associated with our purchase of a 20% ownership interest in New PE Holdco in 2010.

•
Gain from bankruptcy exit. On June 29, 2010, the Plant Owners exited from bankruptcy, resulting in the removal of $119.4 million in net liabilities from our balance sheet, which was recorded as a gain for 2010.

Sales and Margins

We generate sales by marketing all the ethanol produced by the Pacific Ethanol Plants, all the ethanol produced by three other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market ethanol co-products, including WDG, for the Pacific Ethanol Plants.

Our profitability is highly dependent on various commodity prices, including the market prices of ethanol, corn and natural gas.

Average ethanol sales prices increased in 2011 as compared to 2010. The average price of ethanol, as reported by the Chicago Board of Trade, or CBOT, increased by 42% to $2.58 for 2011 from $1.82 for 2010. However, over a period of four weeks at the end of 2011, the market price of ethanol declined by approximately 28%. The increase in the price of ethanol during 2011 was primarily due to an increase in crude oil prices. The significant drop in the price of ethanol at the end of 2011 was due to a substantial drop in demand for gasoline, of which ethanol is a primary blend stock component.

Average corn prices also increased in 2011 as compared to 2010. Specifically, the average price of corn, as reported by the CBOT, increased by 58% to $6.80 for 2011 from $4.30 for 2010.

We have three principal methods of selling ethanol: as a merchant, as a producer and as an agent. See “—Critical Accounting Policies—Revenue Recognition” below.

When acting as a merchant or as a producer, we generally enter into sales contracts to ship ethanol to a customer’s desired location. We support these sales contracts through purchase contracts with several third-party suppliers or through our own production. We manage the necessary logistics to deliver ethanol to our customers either directly from a third-party supplier or from our inventory via truck or rail. Our sales as a merchant or as a producer expose us to significant price risks resulting from potential fluctuations in the market price of ethanol and corn. Our exposure varies depending on the magnitude of our sales and purchase commitments compared to the magnitude of our existing inventory, as well as the pricing terms—such as market index or fixed pricing—of our contracts. We seek to mitigate our exposure to price risks by implementing appropriate risk management strategies.

When acting as an agent for third-party suppliers, we conduct back-to-back purchases and sales in which we match ethanol purchase and sale contracts of like quantities and delivery periods. When acting in this capacity, we receive a predetermined service fee and have little or no exposure to price risks resulting from potential fluctuations in the market price of ethanol. For these sales, we record the marketing fee as net sales.

We believe that our gross profit margins depend primarily on five key factors:

•
the market price of ethanol, which we believe will be impacted by the degree of competition in the ethanol market, the price of gasoline and related petroleum products, and government regulation, including government mandates;

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

Results of Operations

Accounting for the Results of New PE Holdco

Our consolidated financial statements include the financial statements of New PE Holdco, which in turn include the financial statements of the Plant Owners, for all periods except for the three months ended September 30, 2010. On June 29, 2010, the Plant Owners emerged from bankruptcy, and the ownership of the Plant Owners was transferred to New PE Holdco. Accordingly, for the three months ended September 30, 2010, we did not consolidate New PE  Holdco’s or the Plant Owners’ financial results as we had no ownership interest in the Plant Owners or New PE Holdco during the period and we did not have the obligation to absorb losses or a right to receive benefits from New PE Holdco that could potentially be significant to New PE Holdco. Also, under the Plan, we removed the Plant Owners’ assets of $175.0 million and liabilities of $294.4 million from our balance sheet, resulting in a net gain of $119.4 million for 2010. On October 6, 2010, we purchased a 20% ownership interest in New PE Holdco, which gave us the single largest equity position in New PE Holdco. Based on our ownership interest as well as our asset management and marketing agreements with New PE Holdco, we determined that, beginning on October 6, 2010, we were the primary beneficiary of New PE Holdco, and as such, we resumed consolidating New PE Holdco’s financial results with our financial results beginning in the fourth quarter of 2010. Since then, we have further increased our ownership interest in New PE Holdco to 34%.

Selected Financial Information

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,		Percentage
	2011	2010	Variance
Production gallons sold (in millions)	150.8	69.4	117.3%
Third party gallons sold (in millions)	273.3	202.2	35.2%
Total gallons sold (in millions)	424.1	271.6	56.1%
Average sales price per gallon	$2.79	$1.96	42.3%
Corn cost per bushel—CBOT equivalent(1)	$6.76	$4.33	56.1%
Co-product revenues as % of delivered cost of corn(2)	23.6%	21.3%	10.8%
Average CBOT ethanol price per gallon(3)	$2.58	$1.82	41.8%
Average CBOT corn price per bushel(3)	$6.80	$4.30	58.1%

(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a CBOT equivalent in order to more appropriately compare our corn costs to average CBOT corn prices.
(2)	Co-product revenues as percentage of delivered cost of corn shows our yield based on sales of WDG generated from ethanol we produced.
(3)	Prices for 2010 exclude the three months ended September 30, 2010, as the activities of the Pacific Ethanol Plants were not consolidated in our financial results.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

	Years Ended		Dollar Variance	Percentage Variance		Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable		December 31,
	2011	2010	(Unfavorable)	(Unfavorable)		2011		2010
	(dollars in thousands)

Net sales	$901,188	$328,332	$572,856	174.5%		100.0%		100.0%
Cost of goods sold	881,789	329,143	(552,646)	(167.9%	)	97.8%		100.2%
Gross profit (loss)	19,399	(811)	20,210	*		2.2%		(0.2%	)
Selling, general and administrative expenses	15,427	12,956	(2,471)	(19.1%	)	(1.7%	)	(3.9%	)
Income (loss) from operations	3,972	(13,767)	17,739	128.9%		0.5%		(4.1%	)
Fair value adjustments on convertible notes and warrants	7,559	(11,736)	19,295	164.4%		0.8%		(3.6%	)
Loss on investment in Front Range	—	(12,146)	12,146	100.0%		—		(3.7%	)
Loss on extinguishments of debt	—	(2,159)	2,159	100.0%		—		(0.7%	)
Interest expense	(14,813)	(6,804)	(8,009)	(117.7%	)	(1.6%	)	(2.1%	)
Other income (expense), net	(741)	840	(1,581)	(188.2%	)	(0.1%	)	0.3%
Loss before reorganization costs, gain from bankruptcy exit, provision for income taxes and noncontrolling interest in variable interest entities	(4,023)	(45,772)	41,749	91.2%		(0.4%	)	(13.9%	)
Reorganization costs	—	(4,153)	4,153	100.0%		—		(1.3%	)
Gain from bankruptcy exit	—	119,408	(119,408)	(100.0%	)	—		36.4%
Provision for income taxes	—	—	—	—		—		—
Consolidated net income (loss)	(4,023)	69,483	(73,506)	(105.8%	)	(0.4%	)	21.2%
Net loss attributed to noncontrolling interest in variable interest entities	7,097	4,409	2,688	61.0%		0.7%		1.3%
Net income attributed to Pacific Ethanol, Inc.	$3,074	$73,892	$(70,818)	(95.8%	)	0.3%		22.5%
Preferred stock dividends	(1,265)	(2,847)	1,582	55.6%		(0.1%	)	(0.9%	)
Income available to common stockholders	$1,809	$71,045	$(69,236)	(97.5%	)	0.2%		21.6%

*      Not meaningful.

Net Sales

The increase in our net sales for 2011 as compared to 2010 was primarily due to an increase in total gallons sold and an increase in our average sales price per gallon.

Total volume of production gallons sold increased 117%, or 81.4 million gallons, to 150.8 million gallons for 2011 as compared to 69.4 million gallons for 2010. The increase in production gallons sold is primarily due to our consolidation of the financial results of three Pacific Ethanol Plants during all of 2011, whereas in 2010, we deconsolidated their results for the three months ended September 30, 2010. Third-party gallons sold also increased by 35%, or 71.1 million gallons, to 273.3 million gallons for 2011 as compared to 202.2 million gallons for 2010. The increase in third-party gallons sold is primarily due to increased sales under our third-party ethanol marketing arrangements. Of the total amount of third-party gallons sold for the three months ended September 30, 2010, 24.1 million gallons were attributable to the Pacific Ethanol Plants, which partially offset the increase in net sales by $55.6 million for 2010.

Our average sales price per gallon increased 42% to $2.79 for 2011 from $1.96 for 2010. This increase in average sales price per gallon is consistent with the average CBOT price per gallon, which also increased 42% to $2.58 for 2011 from $1.82 for 2010.

Cost of Goods Sold and Gross Profit (Loss)

Our gross profit (loss) improved to $19.4 million for 2011 from a gross loss of $0.8 million for 2010 primarily due to higher sales and improved commodity margins, predominately related to the spread between ethanol prices and corn and energy costs. Our gross margin increased to 2.2% for 2011 as compared to negative 0.2% for 2010. Although corn, the single largest component of the production cost of our ethanol, increased by 58% to $6.80 per bushel, the contribution of a third Pacific Ethanol Plant in operation helped improve our gross profit.

In addition, we were able to offset approximately $1.5 million and $0.5 million for 2011 and 2010, respectively, of our production costs due to elevated corn prices with proceeds from the CEPIP through the Pacific Ethanol Plants located in California, which were recorded as reductions to cost of goods sold. For any month in which a payment is made by the CEPIP, we may be required to reimburse the funds within the subsequent five years from each payment date, if corn crush spreads, measured as the difference between specified ethanol and corn index prices, exceed $1.00 per gallon. To date, we have not been required to reimburse any amounts, and based on historical corn crush spreads, we do not believe we will be required to make any reimbursements in the foreseeable future.

Selling, General and Administrative Expenses

Our SG&A increased by $2.4 million to $15.4 million for 2011 as compared to $13.0 million for 2010. SG&A, however, decreased as a percentage of net sales due to higher sales volumes. The dollar increase in SG&A is primarily due to the following factors:

•	an increase in salaries and benefits of $0.5 million due to increased headcount to support our increased sales volume;

•	an increase in taxes and permits of $0.4 million due to the restart of the Stockton facility and other matters related to the Pacific Ethanol Plants;

•	an increase in amortization of intangibles of $0.4 million due to amortization of the Pacific Ethanol tradename by New PE Holdco;

•	an increase in rent expense of $0.3 million due to a full year of consolidating the results of New PE Holdco and the Pacific Ethanol Plants; and

•	an increase in professional fees of $0.3 million due to administrative costs incurred by New PE Holdco.

These increases were partially offset by a decrease in noncash compensation expense of $0.2 million primarily due to a decline in the fair value of awards occurring during the year.

Fair Value Adjustments on Convertible Notes and Warrants

We issued senior convertible notes and warrants in 2010 for $35.0 million in cash. The senior convertible notes and warrants were recorded at fair value. We recorded a charge of $11.7 million related to the original issuance and subsequent fair value adjustments of these instruments for 2010. In 2011, we recorded gains of $7.6 million related to our quarterly fair value adjustments on these instruments.

Loss on Investment in Front Range

In September 2010, we entered into an agreement to sell our entire interest in Front Range for $18.5 million in cash. The carrying value of our interest in Front Range prior to the sale was $30.6 million. As a result, we reduced our investment in Front Range to fair value, resulting in a charge of $12.1 million. We closed the sale of our interest in Front Range in October 2010.

Loss on Extinguishments of Debt

We were party to agreements designed to satisfy our then outstanding debt to Lyles United LLC and Lyles Mechanical Co., or collectively, Lyles. Under these agreements, we issued shares to a third party which acquired outstanding debt owed to Lyles in successive tranches. During 2010, under the terms of these agreements, we issued an aggregate of 3.4 million shares of common stock, resulting in an aggregate loss of $2.2 million.

Interest Expense

Interest expense increased by $8.0 million to $14.8 million for 2011 from $6.8 million for 2010. The increase is primarily due to increased average debt balances, which includes our convertible notes and the term and line of credit facilities for New PE Holdco. In addition, the increase is related to early voluntary conversions by the holders of our convertible notes. Upon conversion, under the terms of the convertible notes, “make-whole” interest was paid on the principal amounts converted in an amount that would have accrued had the principal amounts remained outstanding through maturity.

Other Income (Expense), Net

Other income (expense) decreased by $1.5 million to an expense of $0.7 million for 2011 from income of $0.8 million for 2010. The decrease in other income (expense) is primarily due to a gain of $1.6 million associated with our acquisition of a 20% ownership interest in New PE Holdco, as we paid for our ownership interest at a discount to the fair value of the net assets of New PE Holdco.

Reorganization Costs and Gain from Bankruptcy Exit

Under the Financial Accounting Standards Board’s Accounting Standards Codification 852, Reorganizations, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of our business must be reported separately as reorganization items in the statements of operations. Professional fees directly related to the reorganization include fees associated with advisors to the Plant Owners, unsecured creditors, secured creditors and administrative costs in complying with reporting rules under the Bankruptcy Code.

The Plant Owners’ reorganization costs consisted of the following (in thousands):

	December 31,
	2011	2010
Professional fees	$—	$4,026
Trustee fees	—	127
Total	$—	$4,153

As of the Effective Date, we no longer owned the Plant Owners. As a result, we removed the net liabilities from our consolidated financial statements, resulting in a net gain from bankruptcy exit of $119.4 million.

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entities

Net loss attributed to noncontrolling interest in variable interest entities relates to the consolidated treatment of New PE Holdco for the three months ended December 31, 2010 and for all of 2011, and represents the noncontrolling interest of others in New PE Holdco’s earnings. We consolidated New PE Holdco’s financial results for the applicable periods. However, because we owned less than 100%, we reduced our net income (loss) for the noncontrolling interest, which represents the remaining ownership interest that we do not own.

Preferred Stock Dividends

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued dividends of $1.3 million and $2.8 million for 2011 and 2010, respectively, resulting in total accrued and unpaid dividends of $7.3 million in respect of our Series B Preferred Stock.

Liquidity and Capital Resources

During 2011, we funded our operations primarily from cash provided by operations, borrowings under our credit facilities and the remaining proceeds from the issuance and sale of our senior convertible notes and warrants and our private placement in December 2011. On December 13, 2011, we raised net proceeds of approximately $7.4 million through the issuance of 7.6 million shares of our common stock and warrants to purchase an aggregate of up to 5.0 million shares of our common stock at an exercise price of $1.50 per share, subject to adjustment.

We had working capital of $57.8 million and $9.5 million as of December 31, 2011 and 2010, respectively. We had cash and cash equivalents of $8.9 million and $8.7 million as of December 31, 2011 and 2010, respectively.

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

	As of and for the Year Ended December 31,
	2011	2010	Variance
Cash and cash equivalents	$8,914	$8,736	2.0%
Current assets	$66,748	$57,324	16.4%
Total assets of variable interest entity	$173,606	$183,652	(5.5)%
Current liabilities	$8,982	$47,831	(81.2)%
Property and equipment, net	$159,617	$168,976	(5.5)%
Notes payable, current portion	$750	$38,108	(98.0)%
Notes payable, noncurrent portion	$93,689	$84,981	10.2%
Total liabilities of variable interest entity	$76,478	$74,939	2.1%
Working capital	$57,766	$9,493	508.5%
Working capital ratio	7.43	1.20	519.2%

Change in Working Capital and Cash Flows

Working capital increased from $9.5 million at December 31, 2010 to $57.8 million at December 31, 2011 as a result of a significant decrease in current liabilities of $38.8 million and an increase in current assets of $9.4 million.

Current liabilities decreased primarily due to the retirement of our convertible notes in the principal amount of $35.0 million. Current assets increased primarily due to an increase in accounts receivable and prepaid inventory, due to the timing of sales at the end of 2011 as compared to 2010.

Cash used in our operating activities of $4.0 million resulted primarily from our consolidated net loss of $4.0 million, a $7.6 million gain from fair value adjustments, a $6.5 million increase in prepaid inventory, a $2.4 million decrease in accounts payable and accrued expenses and a $2.1 million increase in accounts receivable, partially offset by $12.6 million in depreciation and amortization expense, $3.1 million in interest paid in stock, $2.3 million in non-cash compensation and a $1.1 million decrease in inventories.

Cash used in our investing activities of $11.5 million resulted primarily from the $9.1 million purchase of additional ownership interests in New PE Holdco and $2.4 million in additions to property and equipment.

Cash provided by our financing activities of $15.6 million resulted primarily from $10.0 million in net proceeds from our operating lines of credit, $7.4 million in net proceeds from the issuance and sale of our common stock and warrants, partially offset by $1.2 million in principal payments in cash on our convertible notes and $0.5 million in principal payments on related party borrowings.

Kinergy Operating Line of Credit

Kinergy maintains a credit facility in the aggregate amount of up to $30.0 million. The credit facility expires on December 31, 2013. In May 2011, Kinergy and its lender amended and increased the credit facility to up to $30.0 million, with an optional accordion feature for an additional $5.0 million. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (LIBOR), plus (ii) a specified applicable margin ranging between 3.50% and 4.50%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $3,000 monthly servicing fee. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited to $800,000 per fiscal quarter in 2012 and $850,000 per fiscal quarter in 2013.

Kinergy was required to generate quarterly earnings before interest, taxes, depreciation and amortization, or EBITDA, of $800,000 for the two consecutive quarterly periods ended December 31, 2011. For the fiscal quarter ending March 31, 2012, Kinergy is required to generate quarterly EBITDA of $450,000. For the fiscal quarter ending June 30, 2012 and each fiscal quarter thereafter, Kinergy is required to generate quarterly EBITDA of $450,000 and an EBITDA of $1,100,000 for each two consecutive quarterly period. Further, for all periods commencing May 2011, Kinergy must maintain a fixed coverage ratio (calculated as a twelve-month rolling EBITDA divided by a twelve-month rolling interest expense) of at least 2.0 under the credit facility and is prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. Kinergy’s obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender.

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Years Ended December 31,
	2011	2010

EBITDA Requirement – Three Months	N/A	$250
Actual	N/A	$555
Excess	N/A	$305

EBITDA Requirement – Six Months	$800	$900
Actual	$858	$2,387
Excess	$58	$1,487

Fixed Coverage Ratio Requirement	2.00	1.10
Actual	4.26	7.13
Excess	2.26	6.03

We have guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2011, Kinergy had an available borrowing base under the credit facility of $26.6 million and had an outstanding balance of $20.4 million.

New PE Holdco Term Debt and Working Capital Line of Credit

On the Effective Date, approximately $294.4 million in prepetition and post petition secured indebtedness of the Plant Owners was restructured under a Credit Agreement entered into on June 25, 2010 among the Plant Owners, as borrowers, and various lenders. Under the Plan, the Plant Owners’ existing prepetition and post petition secured indebtedness of approximately $294.4 million was restructured to consist of approximately $50.0 million in three-year term loans and a new three-year revolving credit facility of up to $35.0 million to fund working capital requirements. The term loans and credit facility mature in June 2013. We believe that the Plant Owners’ will seek to refinance these loans prior to their stated maturity date. As of December 31, 2011, New PE Holdco had an outstanding letter of credit of approximately $0.8 million, unused availability under the credit facility of $12.2 million and an outstanding balance of $22.0 million.

Notes Payable to Related Parties

On March 31, 2009, our Chairman of the Board and our Chief Executive Officer provided funds in an aggregate amount of $2.0 million for general working capital purposes, in exchange for two unsecured promissory notes issued by us. Interest on the unpaid principal amounts accrues at a rate of 8.00% per annum. All principal and accrued and unpaid interest on the promissory notes was initially due and payable in March 2010. On October 29, 2010, we paid all accrued interest and $0.8 million in principal under these notes. On November 30, 2011, we paid $0.5 million in principal under these notes. As of December 31, 2011, the remaining amount of $0.8 million was due and payable on the extended maturity date of March 31, 2012. On March 7, 2012, the maturity date was further extended to March 31, 2013.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

•
As a merchant. Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which we may or may not obtain physical control of the ethanol or co-products in which shipments are directed from our suppliers to our terminals or direct to our customers but for which we accept the risk of loss in the transactions.

•
As an agent. Sales as an agent consist of sales to customers through purchases from third-party suppliers in which the risks and rewards of inventory ownership remain with third-party suppliers and we receive a predetermined service fee under these transactions.

Revenue from sales of third-party ethanol and its co-products is recorded net of costs when we are acting as an agent between a customer and a supplier and gross when we are a principal to the transaction. Several factors are considered to determine whether we are acting as an agent or principal, most notably whether we are the primary obligor to the customer, whether we have inventory risk and related risk of loss or whether we add meaningful value to the supplier’s product or service. Consideration is also given to whether we have latitude in establishing the sales price or have credit risk, or both. When we act as an agent, we record revenues on a net basis, or our predetermined fees and any associated freight, based upon the amount of net revenues retained in excess of amounts paid to suppliers.

We record revenues based upon the gross amounts billed to our customers in transactions where we act as a producer or a merchant and obtain title to ethanol and its co-products and therefore own the product and any related unmitigated inventory risk for the ethanol, regardless of whether we actually obtain physical control of the product.

Consolidation of Variable Interest Entities

Effective January 1, 2010, we adopted amended guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The amended guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.

Since January 1, 2010, we have identified Front Range and New PE Holdco as variable interest entities.

Prior to January 1, 2010, under the original guidance, we determined that we must consolidate Front Range, which owns a plant located in Windsor, Colorado, with an annual production capacity of up to 50 million gallons. Under the amended guidance, we determined effective January 1, 2010, that we were no longer the primary beneficiary of Front Range and, as a result, no longer consolidated Front Range’s results and recorded our investment in Front Range under the equity method of accounting. On October 6, 2010, we sold our entire 42% ownership interest in Front Range.

On the Effective Date, we determined that New PE Holdco was a variable interest entity, however, we did not believe we were its primary beneficiary. On October 6, 2010, upon our initial purchase of a 20% interest in New PE Holdco, we determined that we were New PE Holdco’s primary beneficiary and began consolidating the results of New PE Holdco. As long as we believe we are deemed the primary beneficiary of New PE Holdco, we will treat New PE Holdco as a consolidated subsidiary for financial reporting purposes.

These determinations will be reassessed for appropriateness at each future reporting period.

Warrants Carried at Fair Value

We have recorded our 2010 and 2011 warrants at fair value. We believe the valuation of the 2010 and 2011 warrants is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value the conversion feature. Changes in such estimates, and in particular certain of the inputs to the valuation, can be volatile from period to period and may markedly impact the total mark-to-market on the 2010 and 2011 warrants recorded as fair value adjustments in our consolidated statements of operations.

We recorded fair value adjustments on convertible notes and warrants as a gain of $7.6 million and a charge of $11.7 million for the years ended December 31, 2011 and 2010, respectively.

Impairment of Long-Lived and Intangible Assets

Our long-lived assets have been primarily associated with the Pacific Ethanol Plants, reflecting the original cost of construction, adjusted for any subsequent impairment.

We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of each asset could be less than the net book value of the asset. We assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows each asset is expected to generate plus the net proceeds expected from the sale of the asset. If the amount of proceeds is less than the carrying value of the asset, we then determine the fair value of the asset. An impairment loss would be recognized when the fair value is less than the related net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of our customers.

We review our intangible assets with indefinite lives at least annually or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the acquired assets.

We did not recognize any asset impairment charges associated with the Pacific Ethanol Plants in 2011 or 2010.

Allowance for Doubtful Accounts

We sell ethanol primarily to gasoline refining and distribution companies and sell WDG to dairy operators and animal feed distributors. We had significant concentrations of credit risk from sales of our ethanol as of December 31, 2011 and 2010, as described in Note 1 to our consolidated financial statements included elsewhere in this report. However, those ethanol customers historically have had good credit ratings and historically we have collected amounts that were billed to those customers. Receivables from customers are generally unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

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

We recognized a recovery of bad debt expense of $0.2 million for each of the years ended December 31, 2011 and 2010.

Impact of New Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with International Financial Reporting Standards, or IFRS, 13 Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or United States generally acceptable accounting principles. This standard is effective prospectively for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this standard to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our internal control over financial reporting was effective.

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

We have audited the accompanying consolidated balance sheets of Pacific Ethanol, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Ethanol, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Irvine, California
March 8, 2012

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
ASSETS	2011	2010

Current Assets:
Cash and cash equivalents	$8,914	$8,736
Accounts receivable, net of allowance for doubtful accounts of $24 and $287, respectively	28,140	25,855
Inventories	16,131	17,306
Prepaid inventory	9,239	2,715
Other current assets	4,324	2,712
Total current assets	66,748	57,324

Total property and equipment, net	159,617	168,976
Other Assets:
Intangible assets, net	4,458	5,382
Other assets	1,653	2,401
Total other assets	6,111	7,783
Total Assets (a)	$232,476	$234,083

(a)	Assets of consolidated variable interest entities that can only be used to settle obligations of those entities were $173,606 and $183,652 as of December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	2011	2010
Current Liabilities:
Accounts payable – trade	$5,519	$6,472
Accrued liabilities	2,713	3,251
Current portion – long-term debt (including $750 and $0 due to a related party, respectively, and $0 and $38,108 at fair value, respectively)	750	38,108
Total current liabilities	8,982	47,831

Long-term debt, net of current portion (including $0 and $1,250 due to related parties, respectively)	93,689	84,981
Accrued preferred dividends	7,315	6,050
Other liabilities	3,226	7,406

Total Liabilities (b)	113,212	146,268

Commitments and contingencies (Notes 1, 5, 6 and 12)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of December 31, 2011 and 2010	—	—
Series B: 1,580,790 shares authorized; 926,942 and 1,455,924 shares issued and outstanding as of December 31, 2011 and 2010, respectively; liquidation preference of $25,390 as of December 31, 2011	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 86,631,664 and 12,918,144 shares issued and outstanding as of December 31, 2011 and 2010, respectively	87	13
Additional paid-in capital	556,871	504,623
Accumulated deficit	(509,985)	(511,794)
Total Pacific Ethanol, Inc. Stockholders’ Equity (Deficit)	46,974	(7,157)
Noncontrolling interest in variable interest entities	72,290	94,972
Total stockholders’ equity	119,264	87,815
Total Liabilities and Stockholders’ Equity	$232,476	$234,083

(b)
Liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company were $76,478 and $74,939, as of December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010
Net sales	$901,188	$328,332
Cost of goods sold	881,789	329,143
Gross profit (loss)	19,399	(811)
Selling, general and administrative expenses	15,427	12,956
Income (loss) from operations	3,972	(13,767)
Fair value adjustments on convertible notes and warrants	7,559	(11,736)
Loss on investment in Front Range	—	(12,146)
Loss on extinguishments of debt	—	(2,159)
Interest expense, net	(14,813)	(6,804)
Other income (expense), net	(741)	840
Loss before reorganization costs, gain from bankruptcy exit and provision for income taxes	(4,023)	(45,772)
Reorganization costs	—	(4,153)
Gain from bankruptcy exit	—	119,408
Provision for income taxes	—	—
Consolidated net income (loss)	(4,023)	69,483
Net loss attributed to noncontrolling interest in variable interest entities	7,097	4,409
Net income attributed to Pacific Ethanol, Inc.	$3,074	$73,892
Preferred stock dividends	$(1,265)	$(2,847)
Income available to common stockholders	$1,809	$71,045
Income per share, basic	$0.05	$6.76
Income per share, diluted	$0.05	$5.57
Weighted-average shares outstanding, basic	33,733	10,514
Weighted-average shares outstanding, diluted	33,984	13,377

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010
(in thousands)

					Additional		Non-controlling
	Preferred Stock		Common Stock		Paid-In	Accumulated	Interest
	Shares	Amount	Shares	Amount	Capital	Deficit	in VIE	Total
Balances, January 1, 2010	2,346	$2	8,210	$8	$480,997	$(581,076)	$42,271	$(57,798)

Deconsolidation of Front Range	—	—	—	—	—	(1,763)	(42,271)	(44,034)

Consolidation of New PE Holdco	—	—	—	—	—	—	99,381	99,381

Stock-based compensation expense – restricted stock to employees and directors, net of cancellations	—	—	560	1	2,470	—	—	2,471

Conversion of preferred stock to common stock	(890)	(1)	707	1	—	—	—	—

Shares issued in debt extinguishments	—	—	3,441	3	21,156	—	—	21,159

Preferred stock dividends	—	—	—	—	—	(2,847)	—	(2,847)

Net income (loss)	—	—	—	—	—	73,892	(4,409)	69,483

Balances, December 31, 2010	1,456	$1	12,918	$13	$504,623	$(511,794)	$94,972	$87,815

Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations	—	—	264	—	2,278	—	—	2,278

Conversion of preferred stock to common stock	(529)	—	444	—	—	—	—	—

Shares issued on Convertible Notes	—	—	63,859	64	36,800	—	—	36,864

Shares issued in private placement	—	—	7,625	8	5,547	—	—	5,555

Warrant exercises	—	—	1,522	2	1,155	—	—	1,157

Purchase of interests in New PE Holdco	—	—	—	—	6,468	—	(15,585)	(9,117)

Preferred stock dividends	—	—	—	—	—	(1,265)	—	(1,265)

Net income (loss)	—	—	—	—	—	3,074	(7,097)	(4,023)

Balances, December 31, 2011	927	$1	86,632	$87	$556,871	$(509,985)	$72,290	$119,264

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2011	2010
Operating Activities:
Consolidated net income (loss)	$(4,023)	$69,483
Adjustments to reconcile consolidated net income (loss) to cash used in operating activities:
Fair value adjustments on convertible notes and warrants	(7,559)	11,736
Depreciation and amortization of intangibles	12,648	9,110
Inventory valuation	47	(490)
Gain on derivative instruments	(96)	(1,049)
Amortization of deferred financing costs	651	1,001
Non-cash compensation	2,278	2,471
Bad debt recovery	(218)	(184)
Interest on convertible debt paid with stock	3,076	—
Gain on bankruptcy exit	—	(119,408)
Loss on investment in Front Range, held for sale	—	12,146
Loss on extinguishments of debt	—	2,159
Bargain purchase of New PE Holdco	—	(1,566)
Equity earnings on Front Range	—	928
Changes in operating assets and liabilities:
Accounts receivable	(2,067)	(13,789)
Inventories	1,128	(7,462)
Prepaid expenses and other assets	(933)	(516)
Prepaid inventory	(6,524)	477
Accounts payable and accrued expenses	(2,358)	(1,968)
Net cash used in operating activities	$(3,950)	$(36,921)

Investing Activities:
Additions to property and equipment	$(2,365)	$(643)
Investments in New PE Holdco, net of cash acquired	(9,117)	(19,494)
Proceeds from sale of investment in Front Range	—	18,500
Net cash impact of deconsolidation of Front Range	—	(10,486)
Net cash impact of bankruptcy exit	—	(1,301)
Net cash used in investing activities	$(11,482)	$(13,424)

Financing Activities:
Net proceeds from common stock and warrants	$7,364	$—
Proceeds from convertible notes and warrants	—	35,000
Principal payments on convertible notes	(1,212)	—
Payments for debt issuance costs	—	(2,909)
Proceeds from borrowings under DIP financing	—	5,173
Net proceeds from other borrowings	9,958	17,522
Principal payments paid on related party borrowings	(500)	(13,250)
Net cash provided by financing activities	$15,610	$41,536
Net increase (decrease) in cash and cash equivalents	178	(8,809)
Cash and cash equivalents at beginning of period	8,736	17,545
Cash and cash equivalents at end of period	$8,914	$8,736

Supplemental Information:
Interest paid	$11,669	$9,771
Non-cash financing and investing activities:
Preferred stock dividends accrued	$1,265	$2,847
Debt extinguished with issuance of common stock	$33,788	$19,000
Reclass of warrant liability to equity upon cashless net exercise of warrants	$1,157	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

Organization and Business – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its wholly-owned subsidiaries, including Pacific Ethanol California, Inc., a California corporation (“PEI California”), Kinergy Marketing, LLC, an Oregon limited liability company (“Kinergy”) and Pacific Ag. Products, LLC, a California limited liability company (“PAP”) for all periods presented, and for the periods specified below, New PE Holdco, which owns the Plant Owners (each as defined below) (collectively, the “Company”).

The Company is the leading marketer and producer of low carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), and provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies and sells its WDG to dairy operators and animal feed distributors.

On May 17, 2009, five indirect wholly-owned subsidiaries of Pacific Ethanol, Inc., namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and Pacific Ethanol Holding Co. LLC (together with the Pacific Ethanol Plants, the “Plant Owners”) each filed voluntary petitions for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in an effort to restructure their indebtedness (the “Chapter 11 Filings”). Pacific Ethanol, PEI California, Kinergy and PAP did not, at any time, file for protection under the Bankruptcy Code.

On June 29, 2010 (the “Effective Date”), the Plant Owners declared effective their amended joint plan of reorganization (the “Plan”) with the Bankruptcy Court, which was structured in cooperation with certain of the Plant Owners’ secured lenders. Under the Plan, on the Effective Date, 100% of the ownership interests in the Plant Owners were transferred to a newly-formed limited liability company, New PE Holdco, LLC (“New PE Holdco”) which became at that time wholly-owned by certain prepetition lenders, resulting in each of the Plant Owners becoming wholly-owned subsidiaries of New PE Holdco.

The Company manages the production and operation of the Pacific Ethanol Plants. These four facilities have an aggregate annual production capacity of up to 200 million gallons. As of December 31, 2011, three of the facilities were operating and one of the facilities was idled. When market conditions permit, and with approval of New PE Holdco, the Company intends to resume operations at the Madera, California facility.

On October 6, 2010, the Company purchased a 20% ownership interest in New PE Holdco, a variable interest entity (“VIE”), from a number of New PE Holdco’s owners. At that time, the Company determined it was the primary beneficiary of New PE Holdco, and as such, has consolidated the results of New PE Holdco since then. See Note 2 – Variable Interest Entities. On each of November 29, 2011 and December 19, 2011, the Company purchased an additional 7% interest in New PE Holdco, bringing the Company’s total ownership interest in New PE Holdco to 34%. As of December 31, 2011, the Company held a 34% ownership interest in New PE Holdco.

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation of Variable Interest Entities – Effective January 1, 2010, the Company adopted the amended guidance in the Financial Standards Accounting Board’s Accounting Standards Codification 810, Consolidation, surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The amended guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

Since January 1, 2010, the Company identified Front Range Energy, LLC (“Front Range”), an entity in which the Company held a 42% ownership interest, and New PE Holdco as VIEs.

Prior to January 1, 2010, under the original guidance, the Company determined that it must consolidate Front Range, which owns an ethanol plant located in Windsor, Colorado, with an annual production capacity of up to 50 million gallons. Under the amended guidance, the Company determined effective January 1, 2010, that it was no longer the primary beneficiary of Front Range and, as a result, no longer consolidated Front Range’s results and instead recorded its investment in Front Range under the equity method of accounting. On October 6, 2010, the Company sold its entire 42% ownership interest in Front Range.

On the Effective Date, the Company determined that New PE Holdco was a VIE, however, the Company did not believe it was New PE Holdco’s primary beneficiary. On October 6, 2010, upon the Company’s purchase of a 20% interest in New PE Holdco, the Company determined that it was New PE Holdco’s primary beneficiary and began consolidating the results of New PE Holdco. As long as the Company is deemed New PE Holdco’s primary beneficiary, the Company must treat New PE Holdco as a consolidated subsidiary for financial reporting purposes.

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

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies and sells WDG to dairy operators and animal feed distributors generally without requiring collateral. Due to a limited number of ethanol customers, the Company had significant concentrations of credit risk from sales of ethanol as of December 31, 2011 and 2010, as described below.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Of the accounts receivable balance, approximately $23,715,000 and $20,977,000 at December 31, 2011 and 2010, respectively, were used as collateral under Kinergy’s working capital line of credit. The allowance for doubtful accounts was $24,000 and $287,000 as of December 31, 2011 and 2010, respectively. The Company recorded a bad debt recovery of $218,000 and $184,000 for the years ended December 31, 2011 and 2010, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

The Company sells fuel-grade ethanol to gasoline refining and distribution companies. The Company had one customer representing 22% and 19% of total net sales for the years ended December 31, 2011 and 2010, respectively. The Company did not have any other customers with sales of 10% or more of total net sales.

The Company had accounts receivable due from this customer totaling $6,267,000 and $6,326,000, representing 22% and 24% of total accounts receivable as of December 31, 2011 and 2010, respectively.

The Company purchases fuel-grade ethanol and corn, its largest cost component in producing ethanol, from its suppliers. The Company had purchases from ethanol and corn suppliers representing 10% or more of total purchases by the Company in the purchase and production of ethanol as follows:

	Years Ended December 31,
	2011	2010
Supplier A	39%	31%
Supplier B	13%	16%
Supplier C	12%	13%

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories – Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	December 31,
	2011	2010
Finished goods	$9,429	$11,105
Work in progress	4,284	4,087
Raw materials	1,334	1,308
Other	1,084	806
Total	$16,131	$17,306

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

Intangible Assets – The Company amortizes intangible assets with definite lives using the straight-line method over their established lives, generally 2-10 years. Additionally, the Company tests these assets with established lives for impairment if conditions exist that indicate that carrying values may not be recoverable. Possible conditions leading to the unrecoverability of these assets include changes in market conditions, changes in future economic conditions or changes in technological feasibility that impact the Company’s assessments of future operations. If the Company determines that an impairment charge is needed, the charge will be recorded in selling, general and administrative expenses in the consolidated statements of operations.

Deferred Financing Costs – Deferred financing costs, which are included in other assets, are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method. Amortization of deferred financing costs was $651,000 and $1,001,000 for the years ended December 31, 2011 and 2010, respectively. Unamortized deferred financing costs were approximately $1,017,000 at December 31, 2011 and are recorded in other assets in the consolidated balance sheets.

Derivative Instruments and Hedging Activities – Derivative transactions, which can include forward contracts and futures positions on the New York Mercantile Exchange and the Chicago Board of Trade and interest rate caps and swaps are recorded on the balance sheet as assets and liabilities based on the derivative’s fair value. Changes in the fair value of derivative contracts are recognized currently in income unless specific hedge accounting criteria are met. If derivatives meet those criteria, effective gains and losses are deferred in accumulated other comprehensive income (loss) and later recorded together with the hedged item in consolidated income (loss). For derivatives designated as a cash flow hedge, the Company formally documents the hedge and assesses the effectiveness with associated transactions. The Company has designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales.

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

•
As a merchant. Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which the Company may or may not obtain physical control of the ethanol or co-products, in which shipments are directed from the Company’s suppliers to its terminals or direct to its customers but for which the Company accepts the risk of loss in the transactions.

•
As an agent. Sales as an agent consist of sales to customers through purchases from third-party suppliers in which the risks and rewards of inventory ownership remain with third-party suppliers and the Company receives a predetermined service fee under these transactions.

Revenue from sales of third-party ethanol and co-products is recorded net of costs when the Company is acting as an agent between a customer and a supplier and gross when the Company is a principal to the transaction. The Company recorded $2,856,000 and $3,043,000 in net sales when acting as an agent for the years ended December 31, 2011 and 2010, respectively. Several factors are considered to determine whether the Company is acting as an agent or principal, most notably whether the Company is the primary obligor to the customer and whether the Company has inventory risk and related risk of loss or whether the Company adds meaningful value to the supplier’s product or service. Consideration is also given to whether the Company has latitude in establishing the sales price or has credit risk, or both. When the Company acts as an agent, it recognizes revenue on a net basis or recognizes its predetermined fees and any associated freight, based upon the amount of net revenues retained in excess of amounts paid to suppliers.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

California Ethanol Producer Incentive Program – The Company is eligible to participate in the California Ethanol Producer Incentive Program (“CEPIP”) through the Pacific Ethanol Plants located in California. The CEPIP is a program that may provide funds to an eligible California facility—up to $0.25 per gallon of production—when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, drop below $0.55 per gallon. The program may provide up to $3,000,000 per plant per year of operation through 2014. For any month in which a payment is made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. Since these funds are provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company records the proceeds, if any, as a credit to cost of goods sold. The Company will assess the likelihood of reimbursement in future periods as corn crush spreads approach $1.00 per gallon. If it becomes likely that amounts may be reimbursable by the Company, the Company will accrue a liability for such payment and recognize the costs as an increase in cost of goods sold. The Company recorded $1,481,000 and $519,000 as a reduction to cost of goods sold for the years ended December 31, 2011 and 2010, respectively, in respect of CEPIP payments received. To date, the Company has not been required to reimburse any amounts, and based on historical corn crush spreads, the Company does not believe it will be required to make any reimbursements in the foreseeable future.

Stock-Based Compensation – The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and makes revisions, if necessary, in the second quarter of each year if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested forfeitures at 5% for the years ended December 31, 2011 and 2010. The Company recognizes stock-based compensation expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

Impairment of Long-Lived Assets – The Company assesses the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of assets could be less than their net book value. In such event, the Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset is expected to generate plus the net proceeds expected from the sale of the asset. If this amount is less than the carrying value of the asset, the Company will then determine the fair value of the asset. An impairment loss would be recognized when the fair value is less than the related asset’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and purchasing decisions of the Company’s customers.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense, net and other income (expense), net, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Per Share – Basic income per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net income attributed to Pacific Ethanol, Inc. and are considered in the calculation of income available to common stockholders in computing basic income per share.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2011
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol, Inc.	$3,074
Preferred stock dividends	(1,265)
Basic income per share:
Income available to common stockholders	$1,809	33,733	$0.05
Warrants	—	194
Options	—	57
Diluted income per share:
Income available to common stockholders	$1,809	33,984	$0.05

	Year Ended December 31, 2010
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol, Inc.	$73,892
Preferred stock dividends	(2,847)
Basic income per share:
Income available to common stockholders	$71,045	10,514	$6.76
Convertible notes	657	1,524
Preferred stock dividends	2,847	1,198
Warrants	—	141
Diluted income per share:
Income available to common stockholders	$74,549	13,377	$5.57

The Company has accrued and unpaid dividends of $7,315,000, or $0.08 per share of common stock outstanding as of December 31, 2011, in respect of its Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).

There were an aggregate of 815,000 and 1,666,000 potentially dilutive shares from convertible securities outstanding as of December 31, 2011 and 2010, respectively. These convertible securities were not considered in calculating diluted income per common share for the years ended December 31, 2011 and 2010, as their effect would be anti-dilutive.

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these items. The Company recorded at fair value its convertible notes and warrants. The Company believes the carrying values of its other notes payable and long-term debt approximate fair value because the interest rates on these instruments are variable.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the consolidation of VIEs, fair value of convertible notes and warrants, allowance for doubtful accounts, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions.

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

Reclassifications – Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassification had no effect on the consolidated net income (loss) reported in the consolidated statements of operations.

Recent Accounting Pronouncements – On May 12, 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. This standard is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

2.	VARIABLE INTEREST ENTITIES.

Consolidation of New PE Holdco – The Company concluded that at all times since its inception, New PE Holdco has been a VIE because the owners of New PE Holdco, due to the Company’s involvement through the contractual arrangements discussed below, have at all times lacked the power to direct the activities that most significantly impacted its economic performance. Some of these activities include efficient management and operation of the Pacific Ethanol Plants, sale of ethanol, the procurement of feedstock, sale of co-products and implementation of risk management strategies. At the time of its inception, however, the Company did not have an obligation to absorb losses or receive benefits that could potentially be significant to New PE Holdco and, as a result, it was determined that the Company was not New PE Holdco’s primary beneficiary. Upon the Company’s purchase of its 20% ownership interest in New PE Holdco on October 6, 2010, the Company, through its ownership interest, had an obligation to absorb losses and receive benefits that could potentially be significant to New PE Holdco. As a result, the Company then became the primary beneficiary of New PE Holdco and began consolidating the financial results of New PE Holdco. The Company purchased its 20% ownership interest in New PE Holdco from a number of New PE Holdco’s owners. The Company paid $23,280,000 in cash for its 20% interest, which was approximately $1,566,000 below the fair value of New PE Holdco, which was recognized as a bargain purchase in other income (expense), net, in the consolidated statements of operations for the year ended December 31, 2010. The bargain purchase was determined based on the fair value of the net assets of New PE Holdco, using a combination of market data and the income approach. The Company allocated fair value to both its investment and its noncontrolling interest in the VIE.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s estimated fair values of New PE Holdco’s tangible and intangible assets and liabilities acquired (in thousands):

Cash	$3,786
Other current assets	20,336
Property and equipment	170,486
Other assets	1,195
Tradename	800
Total Assets	196,603

Total current liabilities	(8,522)
Long term debt	(51,279)
Other noncurrent liabilities	(12,575)
Total Liabilities	(72,376)
Noncontrolling interest in variable interest entity	(99,381)
Net Assets	$24,846

On November 29, 2011, the Company purchased an additional 7% ownership interest in New PE Holdco for $4,502,000 in cash. On December 19, 2011, the Company purchased another 7% ownership interest in New PE Holdco for $4,615,000 in cash. Because the Company has a controlling financial interest in New PE Holdco, it did not record any gain or loss on these purchases, but instead reduced the amount of noncontrolling interest in VIEs on the consolidated balance sheets by an aggregate $15,585,000 and recorded the difference of $6,468,000, which represents the fair value of these purchases above the price paid by the Company, to additional paid-in capital on the consolidated balance sheets.

Since the Company’s original purchase of its 20% interest in New PE Holdco, the Company has recognized approximately $512,497,000 and $72,827,000 in net sales and $6,226,000 in net income and $5,727,000 in net losses attributed to New PE Holdco for the years ended December 31, 2011 and 2010, respectively. The Company owned the Plant Owners and consolidated their results for the first half of 2010, resulting in the Company reporting the results of the Plant Owners for three of the four fiscal quarters in 2010. For the year ended December 31, 2010, the Company reported net sales of $328,332,000 and net income of $73,892,000 attributed to Pacific Ethanol. Had the Company consolidated the results of New PE Holdco for all of 2010, the Company would have reported net sales of approximately $383,956,000 and net income of $70,330,000 attributed to Pacific Ethanol. Because the Plant Owners were consolidated with the Company’s results for all of 2011, there are no differences with the Company’s reported results for that year.

The Company’s acquisition of its ownership interest in New PE Holdco does not impact the Company’s rights or obligations under any of the agreements described below. Further, creditors of New PE Holdco do not have recourse to the Company. Since its acquisition, the Company has not provided any additional support to New PE Holdco beyond the terms of the agreements described below.

The Company, directly or through one of its subsidiaries, has entered into the management and marketing agreements described below.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As compensation for providing the services under the AMA, the Company is paid $75,000 per month for each production facility that is operational and $40,000 per month for each production facility that is idled. In addition to the monthly fee, if during any six-month period (measured on September 30 and March 31 of each year commencing March 31, 2011) a production facility has annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”) per gallon of operating capacity of $0.20 or more, the Company will be paid a performance bonus equal to 3% of the increment by which EBITDA exceeds such amount. The aggregate performance bonus for all plants is capped at $2.2 million for each six-month period. The performance bonus is to be reduced by 25% if all production facilities then operating do not operate at a minimum average yield of 2.70 gallons of denatured ethanol per bushel of corn. In addition, no performance bonus is to be paid if there is a default or event of default under the Plant Owners’ credit agreement resulting from their failure to pay any amounts then due and owing. The AMA also provides the Company with an incentive fee upon any sale of a production facility to the extent the sales price is above $0.60 per gallon of annual capacity. To date, no such bonuses have been earned by the Company.

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

The Company recorded revenues and New PE Holdco recorded costs of approximately $3,468,000 and $778,000, related to the AMA for the years ended December 31, 2011 and 2010, respectively, during which New PE Holdco’s financial results were consolidated with the Company’s financial results. As such, these amounts have been eliminated upon consolidation.

Ethanol Marketing Agreements – The Company entered into separate ethanol marketing agreements with each of the three Plant Owners whose facilities are operating, which granted it the exclusive right to purchase, market and sell the ethanol produced at those facilities. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to the Company, an amount is paid to the Company equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated incentive fee payable to the Company, which equals 1% of the aggregate third-party purchase price. Each of the ethanol marketing agreements had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner. On June 30, 2011, all ethanol marketing agreements were amended and extended for one year. In addition, the price to be paid was amended to include a marketing fee collar of not less than $0.015 per gallon and not more than $0.0225 per gallon.

The Company recorded revenues and New PE Holdco recorded costs of approximately $3,708,000 and $623,000 related to the ethanol marketing agreements for the years ended December 31, 2011 and 2010, respectively, for the period during which New PE Holdco was consolidated with the Company. These amounts were eliminated upon consolidation.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corn Procurement and Handling Agreements – The Company entered into separate corn procurement and handling agreements with each of the three Plant Owners whose facilities are operating. Under the terms of the corn procurement and handling agreements, each facility appointed the Company as its exclusive agent to solicit, negotiate, enter into and administer, on its behalf, corn supply arrangements to procure the corn necessary to operate its facility. The Company also provides grain handling services including, but not limited to, receiving, unloading and conveying corn into the facility’s storage and, in the case of whole corn delivered, processing and hammering the whole corn.

The Company was to receive a fee of $0.50 per ton of corn delivered to each facility as consideration for its procurement services and a fee of $1.50 per ton of corn delivered as consideration for its grain handling services, each payable monthly. The Company agreed to enter into an agreement guaranteeing the performance of its obligations under the corn procurement and handling agreement upon the request of a Plant Owner. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner. On June 30, 2011, all corn procurement and handling agreements were amended and extended for one year. In addition, the corn procurement and handling fee was changed to $0.045 per bushel of corn.

The Company recorded revenues and New PE Holdco recorded costs of approximately $2,758,000 and $571,000, related to the corn procurement and handling agreements for the years ended December 31, 2011 and 2010, respectively, for the period during which New PE Holdco was consolidated with the Company. These amounts were eliminated upon consolidation.

Distillers Grains Marketing Agreements – The Company entered into separate distillers grains marketing agreements with each of the three Plant Owners whose facilities are operating, which grant the Company the exclusive right to market, purchase and sell the WDG produced at each facility. Under the terms of the distillers grains marketing agreements, within ten days after a Plant Owner delivers WDG to the Company, the Plant Owner is paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the WDG, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of WDG produced or marketed, minus (iv) the estimated incentive fee payable to the Company, which equals the greater of (a) 5% of the aggregate third-party purchase price, and (b) $2.00 for each ton of WDG sold in the transaction. Each distillers grains marketing agreement had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner. On June 30, 2011, all distillers grains marketing agreements were amended and extended for one year. In addition, the fee to be paid to the Company was amended to include a collar of not less than $2.00 per ton and not more than $3.50 per ton.

The Company recorded revenues and New PE Holdco recorded costs of approximately $4,797,000 and $700,000, related to the distillers grain marketing agreements for the years ended December 31, 2011 and 2010, respectively, for the period which New PE Holdco was consolidated with the Company. These amounts were eliminated upon consolidation.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities of New PE Holdco – The carrying values and classification of assets that are collateral for the obligations of New PE Holdco at December 31, 2011 were as follows (in thousands):

Cash and cash equivalents	$2,070
Other current assets	14,320
Property and equipment	155,523
Other assets	1,693
Total assets	$173,606

Current liabilities	$3,064
Long-term debt	73,256
Other liabilities	158
Total liabilities	$76,478

Deconsolidation and Sale of Front Range – The Company purchased a 42% ownership interest in Front Range on October 17, 2006. Upon initial acquisition of the 42% interest in Front Range, the Company determined that it was Front Range’s primary beneficiary, and from that point consolidated the financial results of Front Range. Effective January 1, 2010, the Company determined that it was no longer the primary beneficiary of Front Range and deconsolidated the financial results of Front Range. In making this conclusion, the Company determined that the Company did not have the power to direct the activities of Front Range that most significantly impacted its economic performance. Some of these activities included efficient management and operation of its facility, ethanol sales, procurement of feedstock, sale of co-products and implementation of risk management strategies. Upon deconsolidation, the Company removed $62,617,000 of assets and $18,584,000 of liabilities from the consolidated balance sheets and recorded a cumulative debit adjustment to retained earnings of $1,763,000.

Effective January 1, 2010, the Company accounted for its investment in Front Range under the equity method, with equity earnings recorded in other income (expense), net in the consolidated statements of operations.

Sale of Front Range – On October 6, 2010, the Company sold its entire 42% ownership interest in Front Range for $18,500,000 in cash, resulting in a loss of $12,146,000.

3.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Facilities and plant equipment	$168,036	$166,229
Land	2,570	2,570
Other equipment, vehicles and furniture	4,918	4,635
Construction in progress	3,328	2,355
	178,852	175,789
Accumulated depreciation	(19,235)	(6,813)
	$159,617	$168,976

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense, including idled facilities, was $11,724,000 and $8,536,000 for the years ended December 31, 2011 and 2010, respectively. One of the Pacific Ethanol Plants was idled at December 31, 2011 and 2010. The carrying values of this facility totaled $29,924,000 and $32,000,000 at December 31, 2011 and 2010, respectively. The Company continues to depreciate these assets, resulting in depreciation expense in the aggregate of $2,155,000 and $1,559,000 for the years ended December 31, 2011 and 2010, respectively.

4.	INTANGIBLE ASSETS.

Intangible assets consisted of the following (in thousands):

	Useful	December 31, 2011			December 31, 2010
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value		Amortization	Value
Non-Amortizing:
Kinergy tradename		$2,678	$—	$2,678	$2,678	$—	$2,678
Amortizing:
Customer relationships	10	4,741	(3,211)	1,530	4,741	(2,737)	2,004
Pacific Ethanol tradename	2	800	(550)	250	800	(100)	700
Total intangible assets, net		$8,219	$(3,761)	$4,458	$8,219	$(2,837)	$5,382

Kinergy Tradename – The Company recorded a tradename valued at $2,678,000 in 2006 as part of its acquisition of Kinergy. The Company determined that the Kinergy tradename has an indefinite life and therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment on the Kinergy tradename for the years ended December 31, 2011 and 2010.

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

Amortization expense associated with intangible assets totaled $924,000 and $574,000 for the years ended December 31, 2011 and 2010, respectively. The weighted-average unamortized life of the intangible assets is 2.9 years.

The expected amortization expense relating to amortizable intangible assets in each of the remaining four years after December 31, 2011 are (in thousands):

Years Ended December 31,	Amount
2012	$724
2013	474
2014	474
2015	108
Total	$1,780

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2011 and 2010, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized a gain of $96,000 and a loss of $178,000 as the change in the fair value of these contracts for the years ended December 31, 2011 and 2010, respectively. The notional balances remaining on these contracts as of December 31, 2011 and 2010 were $9,186,000 and $237,000, respectively.

Interest Rate Risk – The Company has historically used derivative instruments to minimize significant unanticipated income fluctuations that may arise from rising variable interest rate costs associated with existing and anticipated borrowings. The Company purchased interest rate caps and swaps to meet these objectives. During the year ended December 31, 2010, through both divesture of its investment and resulting deconsolidation of Front Range, and the emergence of the Plant Owners from bankruptcy, all interest rate caps and swaps were removed from the Company’s consolidated statement of position as of December 31, 2010.

These derivatives were, at times, designated and documented as cash flow hedges, with effectiveness evaluated by assessing the probability of anticipated interest expense and regressing the historical value of the rates against the historical value in the existing and anticipated debt. The Company recognized gains from undesignated hedges of $0 and $1,227,000 in interest expense, net, for the years ended December 31, 2011 and 2010, respectively. These gains resulted primarily from the Company’s efforts to restructure its indebtedness prior to the Plant Owners’ Chapter 11 Filings, therefore making it not probable that the related borrowings would be paid as designated. As such, the Company de-designated certain of its interest rate caps and swaps.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of December 31, 2011
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$244	Accrued liabilities	$500
		$244		$500

	As of December 31, 2010
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$—	Accrued liabilities	$15
		$—		$15

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follow (in thousands):

		Realized Gain (Loss)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2011	2010

Commodity contracts	Cost of goods sold	$338	$(163)
		$338	$(163)

		Unrealized Gain (Loss)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2011	2010

Commodity contracts	Cost of goods sold	$(242)	$(15)
Interest rate contracts	Interest expense, net	—	1,227
		$(242)	$1,212

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DEBT.

Long-term debt is summarized in the following table (in thousands):

	December 31,
	2011	2010
Kinergy operating line of credit	$20,432	$13,474
Notes payable to related parties	750	1,250
New PE Holdco term debt	51,279	51,279
New PE Holdco operating line of credit	21,978	18,978
Convertible notes, at fair value	—	38,108
	94,439	123,089
Less current portion	(750)	(38,108)
Long-term debt	$93,689	$84,981

Kinergy Line of Credit – Kinergy has a working capital line of credit in an aggregate amount of up to $30,000,000, with an optional accordion feature of an additional $5,000,000. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including as to inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 3.50% and 4.50%. The applicable margin was 3.50% at December 31, 2011. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $3,000 monthly servicing fee. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited to $800,000 per fiscal quarter in 2012 and $850,000 per fiscal quarter in 2013. Kinergy is required to meet specified EBITDA and fixed coverage ratio financial covenants under the credit facility, as amended, and is prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. The Company believes it is in compliance with these covenants. Kinergy’s obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender. The line of credit matures on December 31, 2013. The Company has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2011, Kinergy had an available borrowing base under the credit facility of $26,564,000 and an outstanding balance of $20,432,000.

Notes Payable to Related Parties – On March 31, 2009, the Company’s Chairman of the Board and its Chief Executive Officer provided funds in an aggregate amount of $2,000,000 for general working capital purposes, in exchange for two unsecured promissory notes issued by the Company. Interest on the unpaid principal amounts accrues at a rate of 8.00% per annum. All principal and accrued and unpaid interest on the promissory notes was initially due and payable in March 2010. On October 29, 2010, the Company paid all accrued interest and $750,000 in principal under these notes. On November 30, 2011, the Company paid $500,000 in principal under these notes. The Company recorded interest under these notes of approximately $97,000 and $149,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the remaining amount of $750,000 was due and payable on the extended maturity date of March 31, 2012. On March 7, 2012, the maturity date was further extended to March 31, 2013.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New PE Holdco Term Debt and Operating Line of Credit – On the Effective Date, approximately $294,478,000 in prepetition and post petition secured indebtedness of the Plant Owners was restructured under a Credit Agreement entered into on June 25, 2010 among the Plant Owners, as borrowers, and various lenders. Under the Plan, the Plant Owners’ existing prepetition and post petition secured indebtedness of approximately $294,478,000 was restructured to consist of approximately $50,000,000, plus accrued interest of $1,279,000, in three-year term loans and a new three-year revolving credit facility of up to $35,000,000 to fund working capital requirements of New PE Holdco. The term loan and revolving credit facility require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, as elected by the borrower, plus 10.0%. At December 31, 2011, the rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the borrower, until maturity, when all principal amounts are due. The term loan and revolving credit facility represent permanent financing and are collateralized by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of New PE Holdco. The creditors of New PE Holdco do not have recourse to the Company. As of December 31, 2011, New PE Holdco had an outstanding letter of credit of approximately $844,000, unused availability under the credit facility of $12,178,000 and an outstanding balance of $21,978,000.

Convertible Notes – On October 6, 2010, the Company raised $35,000,000 through the issuance and sale of $35,000,000 in principal amount of secured convertible notes (“Initial Notes”) and warrants (“Initial 2010 Warrants”) to purchase an aggregate of 2,941,178 shares of the Company’s common stock. On January 7, 2011, the Company issued $35,000,000 in principal amount of secured convertible notes (“January Convertible Notes”) in exchange for the Initial Notes and warrants (“2010 Warrants”) to purchase an aggregate of 2,941,178 shares of the Company’s common stock in exchange for the Initial 2010 Warrants. The transactions contemplated by the exchange agreements were entered into to, among other things, clarify previously ambiguous language in the Initial Notes and Initial 2010 Warrants, provide the Company with additional time to meet its registration obligations and to add additional flexibility to the Company’s ability to incur indebtedness subordinated to the January Convertible Notes. As discussed below, the January Convertible Notes were valued at fair value, and as such, these modifications were reflected in the fair value adjustments for the period.

On June 30, 2011, the Company issued $23,750,000 in principal amount of secured convertible notes, reflecting the amount then outstanding under the January Convertible Notes (“June Convertible Notes”) in exchange for the January Convertible Notes. The transactions contemplated by the exchange agreements were entered into to, among other things, defer an upcoming installment payment, add one additional month to the maturity date and add a new additional conversion price option as described further below. As discussed further below, the June Convertible Notes are valued at fair value, and as such, these modifications are reflected in the fair value adjustments for the year ended December 31, 2011.

On August 3, 2011, under the terms of exchange agreements with the holders of the June Convertible Notes, the Company issued approximately $17,170,000 in principal amount, reflecting the amount then outstanding under the June Convertible Notes, of secured convertible notes (“Convertible Notes”) in exchange for the June Convertible Notes. The transactions contemplated by the exchange agreements were entered into to, among other things, add three additional months to the maturity date, add a new additional conversion price option as described further below and reduce the price failure threshold from $1.40 to $0.60. As discussed below, the Convertible Notes are valued at fair value, and as such, these modifications are reflected in the fair value adjustments for the year ended December 31, 2011.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was obligated to make amortization payments with respect to the principal amount of each of the convertible notes, beginning on March 7, 2011 and then on the first trading day of each calendar month thereafter, except for the month of August, through the extended maturity date of May 2012 (collectively, the “Installment Dates”).

On each Installment Date, the Company was to pay an amount of principal, as then determined under the convertible notes and any accrued and unpaid interest (the “Installment Amount”). The Company could elect to pay the Installment Amount in cash or shares of its common stock, subject to the satisfaction of certain conditions.

If the Company elected to make all or part of an amortization payment in shares of its common stock, it was required to deliver to the holders of the convertible notes the amount of shares of the Company’s common stock equal to the portion of the amount being paid in shares of the Company’s common stock divided by the lesser of the then existing conversion price and 85% of the average of the volume weighted average prices of the 5 lowest trading days during the 20 consecutive trading day period ending on the trading day immediately prior to the applicable Installment Date.

All amounts due under the convertible notes were also convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a specified conversion price.

The Company elected to account for the convertible notes using the fair value alternative in order to simplify its accounting and reporting of the convertible notes. Accordingly, the Company adjusted as of each quarter the carrying value of the convertible notes to their fair value since their initial issuance in October 2010, with such adjustments reflected in fair value adjustments on convertible debt and warrants in the statements of operations.

The Company recorded income of $7,559,000 and expense of $11,736,000 for fair value adjustments for the years ended December 31, 2011 and 2010, respectively, for changes in fair value, which adjustments are attributed to a reduction in the principal balances and fluctuations in the market value of the Company’s common stock during each quarterly period. There were no changes in fair value of the convertible notes due to a change in the estimated credit risk of the instruments. See Note 13 for the Company’s fair value assumptions.

The following table summarizes the Installment Amounts and additional conversions by the note holders through their retirement on November 14, 2011 (in thousands):

	Principal	Interest	Total	Common Shares
Installment Amount – Q1 2011	$3,500	$1,263	$4,763	1,148
Installment Amount – 5/2/2011	3,500	383	3,883	1,396
Installment Amount – 6/1/2011	3,350	176	3,526	1,563
Holder Conversions – Q2 2011	900	49	949	428
Installment Amount – 7/1/2011	3,450	159	3,609	3,313
Installment Amount – 9/1/2011	283	144	427	*
Holder Conversions – Q3 2011	10,688	649	11,337	27,144
Installment Amount – 10/3/2011	929	64	993	*
Installment Amount – 11/1/2011	--	5	5	*
Holder Conversions – Q4 2011	8,400	397	8,797	28,867
	$35,000	$3,289	$38,289	63,859

* Cash payments

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreement – In connection with the sale of the Initial Notes (and Convertible Notes) and the Initial 2010 Warrants, the Company entered into a registration rights agreement with all of the investors to file a registration statement on Form S-1 with the Securities and Exchange Commission. In compliance with the Company's obligations under the registration rights agreement, as amended by the aforementioned exchange agreements, the Company filed a registration statement on Form S-1 to register for resale by the investors 3,968,423 shares of common stock underlying the Convertible Notes.

Interest Expense on Borrowings – Interest expense on all borrowings discussed above was $14,813,000 and $6,261,000 for the years ended December 31, 2011 and 2010, respectively.

Long-term debt due in each of the next two years is as follows (in thousands):

Years Ended December 31,	Amount
2012	$750
2013	93,689
Total	$94,439

7.	ACCOUNTING FOR EMERGENCE FROM BANKRUPTCY.

Gain on Bankruptcy Exit – On the Effective Date, the Company ceased to own the Plant Owners as they emerged from bankruptcy. As a result, the Company removed the related assets of $175,070,000 and liabilities of $294,478,000 from its consolidated financial statements, resulting in a net gain on bankruptcy exit of $119,408,000.

Reorganization Costs – In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 852, Reorganizations, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. During the year ended December 31, 2010, the Plant Owners recorded professional fees and other organizational costs directly related to the reorganization of $4,153,000.

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

The Company recorded no provision for income taxes for the years ended December 31, 2011 and 2010.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2011	2010
Statutory rate	(35.0% )	(35.0% )
State income taxes, net of federal benefit	(3.9)	(4.9)
Section 382 reduction to NOL carryover	(3,827.9)	—
Change in valuation allowance	3,849.0	41.5
Stock compensation	16.8	(1.8)
Other	1.0	0.2
Effective rate	0.0%	0.0%

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforward	$30,681	$144,814
Capital loss carryover	8,013	7,180
Stock-based compensation	417	3,446
Derivative instruments mark-to-market	201	—
Convertible notes and warrants	—	4,520
Other accrued liabilities	123	231
Fixed assets	157	—
Other	167	279
Total deferred tax assets	39,759	160,470

Deferred tax liabilities:
Investment in New PE Holdco	(3,792)	(756)
Intangibles	(1,706)	(1,901)
Fixed assets	—	(191)
Total deferred tax liabilities	(5,498)	(2,848)

Valuation allowance	(35,352)	(158,713)
Net deferred tax liabilities	$(1,091)	$(1,091)

Classified in balance sheet as:
Deferred income tax benefit (current assets)	$—	$—
Deferred income taxes (long-term liability)	(1,091)	(1,091)
	$(1,091)	$(1,091)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A portion of the Company’s net operating loss carryforwards will be subject to provisions of the tax law that limit the use of losses incurred by a company prior to the date certain ownership changes occur. In April 2011, the Company experienced a change in ownership that initiated a new limitation on the Company’s ability to use its net operating losses. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations was approximately $370,096,000 at December 31, 2011.

Due to the new limitation, a significant portion of these net operating loss carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire, the Company had federal net operating loss carryforwards of approximately $79,605,000 and $366,948,000, and state net operating loss carryforwards of approximately $74,977,000 and $369,349,000, at December 31, 2011 and 2010, respectively.

These net operating loss carryforwards expire at various dates beginning in 2012. The deferred tax asset for the Company’s net operating loss carryforwards at December 31, 2011 does not include $1,076,000 which relates to the tax benefits associated with warrants and non-statutory options exercised by employees, members of the board and others under the various incentive plans. These tax benefits will be recognized in stockholders’ equity rather than in the statements of operations but not until the period in which these amounts decrease taxes payable.

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

A valuation allowance has been established in the amount of $35,352,000 and $158,713,000 at December 31, 2011 and 2010, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. For the years ended December 31, 2011 and 2010, the Company recorded a decrease in the valuation allowance of $123,361,000 and $30,669,000, respectively. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards (exclusive of net operating losses associated with items recorded directly to equity) for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

At December 31, 2011, the Company had no increase or decrease in unrecognized income tax benefits for the year as a result of uncertain tax positions taken in a prior or current period. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2011. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years

Federal	2008 – 2010
California	2007 – 2010
Colorado	2007 – 2010
Idaho	2008 – 2010
Nebraska	2008
Oregon	2008 – 2010
Wisconsin	2007 – 2008

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

9.	PREFERRED STOCK.

The Company has 6,734,835 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2011, the Company had the following designated preferred stock:

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2011 and 2010. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Preferred Stock, with 926,942 and 1,455,924 outstanding at December 31, 2011 and 2010, respectively. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 7.00% per annum of the purchase price per share of the Series B Preferred Stock; however, subject to the provisions of the Letter Agreement described below, such dividends may, at the option of the Company, be paid in additional shares of Series B Preferred Stock based initially on the liquidation value of the Series B Preferred Stock. The holders of Series B Preferred Stock have a liquidation preference over the holders of the Company’s common stock initially equivalent to $19.50 per share of the Series B Preferred Stock plus any accrued and unpaid dividends on the Series B Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including the transfer of all or substantially all of the capital stock or assets of the Company or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series B Preferred Stock vote affirmatively in favor of or otherwise consent that such transaction shall not be treated as a liquidation. The Company believes that such liquidation events are within its control and therefore has classified the Series B Preferred Stock in stockholders’ equity.

The holders of the Series B Preferred Stock have conversion rights initially equivalent to 0.43 shares of common stock for each share of Series B Preferred Stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis), at a price less than the conversion price then in effect. The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

The holders of Series B Preferred Stock vote together as a single class with the holders of the Company’s common stock on all actions to be taken by the Company’s stockholders. Each share of Series B Preferred Stock entitles the holder to three votes on all matters to be voted on by the stockholders of the Company. Notwithstanding the foregoing, the holders of Series B Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series B Preferred Stock.

In 2008, the Company entered into Letter Agreements with Lyles United LLC (“Lyles United”) and other purchasers under which the Company expressly waived its rights under the Certificate of Designations relating to the Series B Preferred Stock to make dividend payments in additional shares of Series B Preferred Stock in lieu of cash dividend payments without the prior written consent of Lyles United and the other purchasers.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreement – In connection with the sale of its Series B Preferred Stock, the Company entered into a registration rights agreement with Lyles United. The registration rights agreement is to be effective until the holders of the Series B Preferred Stock, and their affiliates, as a group, own less than 10% for each of the series issued, including common stock into which such Series B Preferred Stock has been converted. The registration rights agreement provides that holders of a majority of the Series B Preferred Stock, including common stock into which such Series B Preferred Stock has been converted, may demand and cause the Company to register on their behalf the shares of common stock issued, issuable or that may be issuable upon conversion of the Preferred Stock and as payment of dividends thereon, and upon exercise of the related warrants (collectively, the “Registrable Securities”). The Company is required to keep such registration statement effective until such time as all of the Registrable Securities are sold or until such holders may avail themselves of Rule 144 for sales of Registrable Securities without registration under the Securities Act of 1933, as amended. The holders are entitled to two demand registrations on Form S-1 and unlimited demand registrations on Form S-3; provided, however, that the Company is not obligated to effect more than one demand registration on Form S-3 in any calendar year. In addition to the demand registration rights afforded the holders under the registration rights agreement, the holders are entitled to unlimited “piggyback” registration rights. These rights entitle the holders who so elect to be included in registration statements to be filed by the Company with respect to other registrations of equity securities. The Company is responsible for all costs of registration, plus reasonable fees of one legal counsel for the holders, which fees are not to exceed $25,000 per registration. The registration rights agreement includes customary representations and warranties on the part of both the Company and the holders and other customary terms and conditions.

The Company recorded preferred stock dividends of $1,265,000 and $2,847,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company had accrued and unpaid dividends of $7,315,000.

10.	COMMON STOCK AND WARRANTS.

Private Placement – On December 13, 2011, the Company raised $7,364,000, net of $642,000 of issuance costs, through the issuance of 7,625,000 shares of common stock and warrants to purchase an aggregate of 4,956,250 shares of common stock (“2011 Warrants”). The 2011 Warrants are immediately exercisable and entitle the holders of the 2011 Warrants to purchase up to an aggregate of 4,956,250 shares of the Company’s common stock until December 13, 2016 at an exercise price of $1.50 per share (“2011 Warrant Exercise Price”), which price is subject to adjustment. The 2011 Warrants include both cash and cashless exercise provisions.

The 2011 Warrant Exercise Price is subject to adjustment for stock splits, combinations or similar events, and, in such event, the number of shares issuable upon the exercise of the 2011 Warrants will also be adjusted so that the aggregate 2011 Warrant Exercise Price shall be the same immediately before and immediately after the adjustment. In addition, the 2011 Warrant Exercise Price is also subject to a “weighted-average” anti-dilution adjustment if the Company issues or is deemed to have issued securities at a price lower than the then applicable 2011 Warrant Exercise Price.

The 2011 Warrants require payments to be made by the Company for failure to deliver the shares of common stock issuable upon exercise.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2011 Warrants may not be converted if, after giving effect to the conversion, the investor together with its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock. The blocker applicable to the exercise of the 2011 Warrants may be raised or lowered to any other percentage not in excess of 9.99%, except that any increase will only be effective upon 61-days’ prior notice to the Company.

If the Company issues options, convertible securities, warrants, stock, or similar securities to holders of its common stock, each holder of a 2011 Warrant has the right to acquire the same as if the holder had exercised its 2011 Warrant. The 2011 Warrants prohibit the Company from entering into specified transactions involving a change of control, unless the successor entity assumes all of the Company’s obligations under the 2011 Warrants under a written agreement.

The Company accounted for the net proceeds of the private placement by first allocating the fair value of the 2011 warrants to a liability and then recorded the remaining amount to equity.

Registration Rights Agreement – In connection with the sale of the shares of common stock and the 2011 Warrants, the Company entered into a registration rights agreement with all of the investors to file a registration statement on Form S-1 with the Securities and Exchange Commission by December 23, 2011 for the resale by the purchasers of the 7,625,000 shares of common stock and the 4,956,250 shares of common stock issuable upon exercise of the 2011 Warrants issued on December 13, 2011.

Subject to grace periods, the Company is required to keep the registration statement (and the prospectus contained in that registration statement available for use) for resale by the investors on a delayed or continuous basis at then-prevailing market prices at all times until the earlier of (i) the date as of which all of the investors may sell all of the shares of common stock required to be covered by the registration statement without restriction under Rule 144 under the Securities Act (including volume restrictions) and without the need for current public information required by Rule 144(c)(1), if applicable) or (ii) the date on which the investors shall have sold all of the shares of common stock covered by the registration statement.

The Company must pay registration delay payments of 2% of each investor’s initial investment per month if the registration statement ceases to be effective prior to the expiration of deadlines provided for in the registration rights agreement. The initial registration statement became effective by the stated deadline and the Company did not record any liability associated with any registration delay payments under the registration rights agreement.

Convertible Note Warrants – On October 6, 2010, as part of the Initial Notes issuance, the Company issued the Initial 2010 Warrants which were immediately exercisable and entitled the holders of the Initial 2010 Warrants to purchase up to an aggregate of 2,941,178 shares of the Company’s common stock until October 6, 2017 at an original exercise price of $5.95 per share, which price was subject to adjustment. The Initial 2010 Warrants were subsequently exchanged for the 2010 Warrants having substantially the same terms. The 2010 Warrants include both cash and cashless exercise provisions. Upon the Company’s consummation of the private placement on December 13, 2011, the original exercise price of the 2010 Warrants was reduced to $0.45 per share (“2010 Warrant Exercise Price”), which is also subject to adjustment.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2010 Warrant Exercise Price is subject to adjustment for stock splits, combinations or similar events, and, in such event, the number of shares issuable upon the exercise of the 2010 Warrants will also be adjusted so that the aggregate 2010 Warrant Exercise Price shall be the same immediately before and immediately after the adjustment. In addition, the 2010 Warrant Exercise Price is also subject to a “full ratchet” anti-dilution adjustment where if the Company issues or is deemed to have issued securities at a price lower than the then applicable 2010 Warrant Exercise Price, the 2010 Warrant Exercise Price will immediately decline to equal the price at which the Company issues or is deemed to have issued its common stock.

If the Company sells or issues any securities with “floating” conversion prices based on the market price of its common stock, a holder of a 2010 Warrant has the right to substitute the “floating” conversion price for the 2010 Warrant Exercise Price upon exercise of all or part the 2010 Warrant.

The 2010 Warrants require payments to be made by the Company for failure to deliver the shares of common stock issuable upon exercise.

The 2010 Warrants may not be converted if, after giving effect to the conversion, the investor together with its affiliates would beneficially own in excess of 4.99% or 9.99% (which percentage has been established at the election of each investor) of the Company’s outstanding shares of common stock. The blocker applicable to the exercise of the 2010 Warrants may be raised or lowered, subject to an advance notice period, to any other percentage not in excess of 9.99%.

If the Company issues options, convertible securities, warrants, stock, or similar securities to holders of its common stock, each holder of a 2010 Warrant has the right to acquire the same as if the holder had exercised its 2010 Warrant. The 2010 Warrants prohibit the Company from entering into specified transactions involving a change of control, unless the successor entity is a publicly traded corporation that assumes all of the Company’s obligations under the 2010 Warrants under a written agreement approved by all of the holders of the 2010 Warrants before the transaction is completed. When there is a transaction involving a permitted change of control, a holder of a 2010 Warrant will have the right to force the Company to repurchase the holder’s 2010 Warrants for a purchase price in cash equal to the Black Scholes value of the then unexercised portion of the 2010 Warrants.

If at any time after the date the Company has initially satisfied certain specified conditions, and (i) its common stock trades at a price equal to or greater than $14.84 per share for 20 trading days in any 30 consecutive trading day period (“Mandatory Exercise Measuring Period”), (ii) the average daily dollar trading volume of the Company’s common stock for each trading day during the Mandatory Exercise Measuring Period exceeds $250,000 per day, and (iii) all such conditions are then satisfied, the Company will have the right to require the holders of the 2010 Warrants to fully exercise all, but not less than all, of the 2010 Warrants (subject to the blocker).

In February 2012, certain holders of the 2010 Warrants exercised their 2010 Warrants with respect to 252,101 shares of common stock on a cashless exercise basis, resulting in 172,269 net shares of common stock issued by the Company.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for 2011 and 2010 Warrants – The Company has determined that both the 2011 Warrants and the 2010 Warrants did not meet the conditions for classification in stockholders’ equity and as such, the Company has recorded them as a liability at fair value. The Company will revalue them at each reporting period. Accordingly, the Company recorded fair value adjustments quarterly, with total fair value adjustments of $4,451,000 and $1,727,000 for the years ended December 31, 2011 and 2010, respectively, which is largely attributed to warrant term shortening and reduction in the market value of the Company’s common stock. See Note 13 for the Company’s fair value assumptions. As noted above, the exercise price of the 2010 Warrants declined to $0.45 as a result of anti-dilution adjustments due to the Company’s December 2011 equity financing. At that time, the Company recorded an aggregate $1,100,000 expense to fair value adjustments on convertible debt and warrants in its consolidated statements of operations.

Other Warrant Issuances – In March 2008, the Company issued warrants to purchase an aggregate of 439,561 shares of common stock at an exercise price of $49.00 per share, which expire in 2018. In May 2008, the Company issued warrants to purchase an aggregate of 63,189 shares of common stock at an exercise price of $49.00 per share, which expire in 2018.

In May 2008, the Company issued warrants to purchase an aggregate of 428,573 shares of common stock at an exercise price of $49.70 per share, which expire in 2013.

Warrant Summary – The following table summarizes warrant activity for the years ended December 31, 2011 and 2010 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2009	931	$49.00 – $49.70	$49.32
Warrants issued	2,941	$0.45	$0.45
Balance at December 31, 2010	3,872	$0.45 – $49.70	$12.20
Warrants issued	4,956	$1.50	$1.50
Warrants exercised	(2,437)	$0.45	$0.45
Balance at December 31, 2011	6,391	$0.45 – $49.70	$8.39

11.	STOCK-BASED COMPENSATION.

The Company has two equity incentive compensation plans: a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

2004 Stock Option Plan – The 2004 Stock Option Plan authorized the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”) to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 357,143 shares of common stock. On September 7, 2006, the Company terminated the 2004 Stock Option Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had 11,429 stock options outstanding under its 2004 Stock Option Plan at December 31, 2011 and 2010.

2006 Stock Incentive Plan – The 2006 Stock Incentive Plan authorizes the issuance of options, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 1,214,285 shares of common stock.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options – On August 1, 2011 and August 25, 2011, the Company granted options to purchase an aggregate of 193,000 and 16,000 shares of the Company’s common stock at exercise prices of $0.86 and $0.35 per share, which were the respective closing prices per share of the Company’s common stock on the dates of grant, with estimated fair values of $0.44 and $0.18, respectively. The options vest as to 33% on April 2, 2012 and 33% on each of April 1, 2013 and April 1, 2014. The options expire in 10 years from the date of grant. Fair value was determined using the Black Scholes Option Pricing Model. For the August 1, 2011 grants, the inputs to estimating fair value were: exercise price of $0.86; estimated life of 5.0 years; expected volatility of 56.7%; and risk free interest rate of 2.50%. For the August 25, 2011 grants, the inputs to estimating fair value were: exercise price of $0.35; estimated life of 5.0 years; expected volatility of 56.7% and risk free interest rate of 2.50%. The Company estimates expected volatility using peer companies within its industry.

Summaries of the status of Company’s stock option plans as of December 31, 2011 and 2010 and of changes in options outstanding under the Company’s plans during those years are as follows (in thousands, except exercise prices):

	Years Ended December 31,
	2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	11	$57.82	11	$57.82
Issued	209	$0.82	—	—
Outstanding at end of year	220	$3.78	11	$57.82
Options exercisable at end of year	11	$57.82	11	$57.82

Stock options outstanding as of December 31, 2011, were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.35-0.86	209	9.59	$0.82	—	—
$57.75-58.10	11	3.57	$57.82	11	$57.82

The options outstanding at December 31, 2011 and 2010 had intrinsic values of $50,000 and $0, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock – The Company grants to certain employees and directors shares of restricted stock under its 2006 Stock Incentive Plan pursuant to restricted stock agreements. A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	40	$56.63
Issued	585	$8.40
Vested	(145)	$14.91
Canceled	(11)	$45.64
Unvested at December 31, 2010	469	$9.66
Issued	264	$0.86
Vested	(251)	$10.56
Canceled	(9)	$9.70
Unvested at December 31, 2011	473	$4.27

Stock-based compensation expense related to employee and non-employee stock grants and options recognized in income were as follows (in thousands):

	Years Ended December 31,
	2011	2010
Employees	$1,522	$1,895
Non-employees	756	576
Total stock-based compensation expense	$2,278	$2,471

At December 31, 2011, the total compensation cost related to unvested awards which had not been recognized was $2,111,000 and the associated weighted-average period over which the compensation cost attributable to those unvested awards would be recognized was 3.54 years.

12.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2011:

Operating Leases – Future minimum lease payments required by non-cancelable operating leases in effect at December 31, 2011 are as follows (in thousands):

Years Ended December 31,	Amount
2012	$1,474
2013	1,196
2014	735
2015	747
2016	701
Thereafter	3,820
Total	$8,673

Total rent expense during the years ended December 31, 2011 and 2010 was $2,300,000 and $1,598,000, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales Commitments – At December 31, 2011, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG and syrup. These sales contracts will be completed throughout 2012. The volumes indicated in the indexed price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$2,609
WDG and syrup	1,662
Total	$4,271

Indexed-Price Contracts (Volume)
Ethanol (gallons)	113,575
WDG and syrup (tons)	108

Purchase Commitments – At December 31, 2011, the Company had fixed-price purchase contracts with its suppliers to purchase $17,329,000 of ethanol and indexed-price purchase contracts with its suppliers to purchase 9,138,000 gallons of ethanol. These purchase commitments will be satisfied throughout 2012.

Contingencies – The following is a description of significant contingencies at December 31, 2011:

Litigation – General – The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s operating results.

Litigation – Barry Spiegel – In 2005, Barry J. Spiegel, a former shareholder and director of Accessity Corp., filed a complaint in the Circuit Court of the 17th Judicial District in and for Broward County, Florida (Case No. 05018512, the “State Court Action”), against Barry Siegel, Philip Kart, Kenneth Friedman and Bruce Udell. Messrs. Udell and Friedman are former directors of Accessity and Pacific Ethanol. Mr. Kart is a former executive officer of Accessity and Pacific Ethanol. Mr. Siegel is a former director and former executive officer of Accessity and Pacific Ethanol. Mr. Spiegel voluntarily dismissed his case in 2007 but later renewed his case in 2009 and added as additional defendants PEI California, Pacific Ethanol, William L. Jones, Neil M. Koehler and Ryan W. Turner. Messrs. Jones and Turner are directors of Pacific Ethanol. Mr. Turner is a former officer of Pacific Ethanol. Mr. Koehler is a director and officer of Pacific Ethanol.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2006, Mr. Spiegel filed a complaint in the United States District Court for the Southern District of Florida (Case No. 06-61848, the “Federal Court Action”), against the foregoing individual defendants and Pacific Ethanol.

The State and Federal Court Actions alleged numerous claims and related to a share exchange transaction completed in 2005 among Accessity and the owners of each of Kinergy, ReEnergy, LLC and PEI California. The State Court Action sought approximately $22.0 million in damages. The Federal Court Action sought approximately $15.0 million in damages.

After discovery, various motions and other pre-trial proceedings, on November 9, 2011, the Company and parties to the Spiegel cases entered into a confidential settlement agreement to settle all matters relating to the State Court Action and the Federal Court Action. The settlement agreement became effective on November 21, 2011, whereupon the State Court Action and the Federal Court Action were dismissed with prejudice.

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

Convertible Notes and 2010 Warrants – As discussed in Notes 6 and 10, the Company recorded the convertible notes and related warrants at fair value and designated them as Level 3 on their issuance date.

The convertible notes were valued using a combination of a Monte Carlo Binomial Lattice-Based valuation methodology for the embedded conversion feature, adjusted for marketability restrictions, combined with a discounted cash flow model for the payment stream of the debt instrument. Significant assumptions used in the valuation at both the issuance date and December 31, 2010 are as follows:

Assumptions	October 6, 2010	December 31, 2010
Conversion price	$5.95	$5.95
Volatility	73.7%	68.4%
Risk free interest rate	0.24%	0.29%
Term (years)	1.27	1.03
Marketability discount	32.0%	27.0%
Discount rate on plain debt	30.0%	30.0%

Based on the above, the Company estimated the fair value of the convertible notes to be $37,474,000 at October 6, 2010 and $38,108,000 at December 31, 2010. The Company continued estimating the fair value of the convertible notes quarterly until their retirement on November 14, 2011.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. Significant assumptions used in the valuations for the dates noted are as follows:

Assumptions	October 6, 2010	December 31, 2010
Strike price	$5.95	$5.95
Volatility	67.0%	63.5%
Risk free interest rate	1.77%	2.71%
Term (years)	7.00	6.90
Marketability discount	50.4%	$44.4%

Based on the above, the Company estimated the fair value of the warrants to be $7,445,000 at October 6, 2010 and $5,718,000 at December 31, 2010.

As discussed in Note 10, as a result of the Company’s private placement on December 13, 2011, the strike price of the 2010 Warrants reset. The Company estimated the fair value of the 2010 Warrants on December 13, 2011 and December 31, 2011 as follows:

Assumptions	December 13, 2011	December 31, 2011
Strike price	$0.45	$0.45
Volatility	72.3%	68.0%
Risk free interest rate	1.13%	1.09%
Term (years)	5.90	5.90
Marketability discount	50.2%	47.4%

Based on the above, the Company estimated the fair value of the 2010 Warrants to be $1,394,000 at December 13, 2011 and $226,000 at December 31, 2011.

The 2011 Warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. Significant assumptions used in the valuations for the dates noted are as follows:

Assumptions	December 13, 2011	December 31, 2011
Strike price	$1.50	$1.50
Volatility	72.3%	68.0%
Risk free interest rate	0.85%	0.83%
Term (years)	5.00	4.96
Marketability discount	54.9%	52.0%

Based on the above, the Company estimated the fair value of the 2011 Warrants to be $1,809,000 at December 13, 2011 and $1,695,000 at December 31, 2011.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Plant Owners had five pay-fixed-and-receive variable interest rate swaps in liability positions which were extinguished as part of the emergence from bankruptcy. To reflect the Plant Owners’ financial condition and Chapter 11 Filings, a recovery rate of 40% was applied to that value. Management elected the 40% recovery rate in the absence of any other company-specific information. As the recovery rate is a material unobservable input, these swaps were considered Level 3. On June 29, 2010, the liability balance of $1,628,000 was removed from the Company’s consolidated financial statements as discussed in Note 7.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$244	$—	$—	$244
Total Assets	$244	$—	$—	$244

Liabilities:
2011 Warrants(1)	$—	$—	$1,695	$1,695
2010 Warrants(1)	—	—	226	226
Commodity contracts(1)	500	—	—	500
Total Liabilities	$500	$—	$1,921	$2,421

(1)      Included in other liabilities in the consolidated balance sheets.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes fair value measurements by level at December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—

Liabilities:
Convertible notes	$—	$—	$38,108	$38,108
2010 Warrants(1)	—	—	5,718	5,718
Commodity contracts(1)	15	—	—	15
Total Liabilities	$15	$—	$43,826	$43,841

(1)      Included in other liabilities in the consolidated balance sheets.

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs were as follows (in thousands):

	Convertible Notes	2010 Warrants	2011 Warrants	Interest Rate Swaps
Balance, December 31, 2009	$—	$—	$—	$(2,875)
Issuance of convertible notes and warrants	37,474	7,445	—	—
Gain recognized in bankruptcy exit	—	—	—	1,628
Adjustments to fair value for the period	634	(1,727)	—	1,247
Balance, December 31, 2010	$38,108	$5,718	$—	—
Issuance of 2011 Warrants	—	—	1,809	—
Repayments of convertible notes	(35,000)	—	—	—
Exercises of 2010 Warrants	—	(1,155)	—	—
Adjustments to fair value for the period	(3,108)	(4,337)	(114)	—
Balance, December 31, 2011	$—	$226	$1,695	$—

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Impact to Statements of Operations – The following reconciliation summarizes the initial amounts recognized for the issuance of the convertible notes, 2010 Warrants and 2011 Warrants and subsequent amounts that are recorded in the statements of operations as fair value adjustments (in thousands):

	Balance Sheet		Statements of Operations
	Convertible Notes	Warrants	Fair Value Gain (Loss)
Issuance of $35.0 million on October 6, 2010	$37,474	$7,445	$(9,919)
Write-off of issuance costs	—	—	(2,910)
Adjustments to fair value for the period	634	(1,727)	1,093
As of and for year ending December 31, 2010	$38,108	$5,718	$(11,736)
Issuance of 2011 Warrants	—	1,809	—
Repayments of convertible notes	(35,000)	—	—
Exercises of 2010 Warrants	—	(1,155)	—
Adjustments to fair value for the period	(3,108)	(4,451)	(7,559)
As of and for year ending December 31, 2011	$—	$1,921	$(7,559)

14.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $7,315,000 and $6,050,000 as of December 31, 2011 and 2010, respectively.

Notes Payable to Related Parties – The Company had notes payable to its Chairman of the Board and its Chief Executive Officer totaling $750,000 and $1,250,000 as of December 31, 2011 and 2010, respectively. On November 30, 2011, the Company paid $500,000 in principal under these notes. On October 29, 2010, the Company paid all accrued interest and $750,000 in principal under these notes. On November 5, 2010, the Company entered into amendments to these notes, extending the maturity date to March 31, 2012. On March 7, 2012, the maturity date was further extended to March 31, 2013.

Notes Payable to Related Party – In November 2008, the Company restructured certain construction related loans of $30,000,000 in the aggregate with Lyles United by paying all accrued and unpaid interest thereon and issuing an amended and restated promissory note in the principal amount of $30,000,000. The amended and restated promissory note was due March 15, 2009 and accrued interest at the Prime Rate of interest, plus 3.00%.

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

In March 2010, the Company announced agreements designed to satisfy its indebtedness to Lyles. Socius CG II, Ltd. (“Socius”) entered into purchase agreements with Lyles under which Socius would purchase claims in respect of the Company’s indebtedness in tranches of up to $5,000,000, which claims Socius would then settle in exchange for shares of the Company’s common stock. Each tranche was to be settled in exchange for the Company’s common stock valued at a 20% discount to the volume weighted average price of the Company’s common stock over a predetermined trading period, which ranged from five to 20 trading days, immediately following the date on which the shares were first issued to Socius.

Under this arrangement, the Company issued shares to Socius which settled outstanding debt previously owed to Lyles in four successive transactions. For the year ended December 31, 2010, the Company issued an aggregate of 3,441,000 shares with an aggregate fair value of $21,159,000 in exchange for $19,000,000 in debt extinguishment, resulting in an aggregate loss of $2,159,000. The Company determined fair value based on the closing price of its shares on the last day of the applicable trading period, which was the date the net shares to be issued were determinable by the Company.

On October 6, 2010, the Company paid in full all remaining principal, accrued interest and fees owed to Lyles using the proceeds from the sale of its interest in Front Range and the issuance and sale of the convertible notes and 2010 Warrants.

Consulting Agreement – Ryan Turner – In November 2009, the Company entered into a consulting agreement with Ryan W. Turner, who is the son-in-law of the Company’s Chairman of the Board, at $20,000 per month for consulting services relating to the Company’s restructuring efforts. The Company paid Mr. Turner an aggregate of $23,100 for the year ended December 31, 2010. As of December 31, 2010, the Company had no outstanding accounts payable to Mr. Turner. The Company’s consulting relationship with Mr. Turner was terminated in connection with his appointment to the Company’s Board of Directors in February 2010. Mr. Turner did not seek reelection in 2011 and is no longer a member of the Company’s Board of Directors.

Consulting Agreement – Michael Kandris – On December 30, 2011, the Company entered into an Independent Contractor Services Agreement with Michael Kandris, a member of the Company’s Board of Directors, appointing him as a consultant to the Company with supervisory responsibility for ethanol plant operations, under the direction of the Company’s Chief Executive Officer. The agreement became effective as of January 1, 2012. Mr. Kandris is to receive compensation as set forth in each statement of work. The current statement of work provides that Mr. Kandris shall receive bi-weekly payments in the amount of approximately $8,500. The agreement has an initial term of one year, and may be renewed by mutual agreement for successive one-year terms.

15.	PLANT OWNERS’ CONDENSED COMBINED FINANCIAL STATEMENTS.

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

PACIFIC ETHANOL HOLDING CO. LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
January 1, 2010 to June 29, 2010

Operating Activities:
Net income	$103,770
Adjustments to reconcile net income to ash used in operating activities:
Gain on bankruptcy exit	(119,408)
Depreciation and amortization of intangibles	5,064
Gain on derivative instruments	(1,206)
Amortization of deferred financing costs	85
Changes in operating assets and liabilities:
Accounts receivable	(5,059)
Inventories	2,948
Prepaid expenses and other assets	159
Accounts payable and accrued expenses	6,839
Net cash used in operating activities	$(6,808)
Investing Activities:
Additions to property and equipment	$(310)
Net cash impact of bankruptcy exit	(1,301)
Net cash used in investing activities	$(1,611)
Financing Activities:
Proceeds from borrowings under DIP financing	$5,173
Net cash provided by financing activities	$5,173
Net decrease in cash and cash equivalents	(3,246)
Cash and cash equivalents at beginning of period	3,246
Cash and cash equivalents at end of period	$—

16.	SUBSEQUENT EVENTS.

Warrant exercises – In February 2012, certain holders of the 2010 Warrants exercised their 2010 Warrants with respect to 252,101 shares of common stock on a cashless exercise basis, resulting in 172,269 net shares of common stock issued by the Company.

Note payable extension – On March 7, 2012, the Company extended the maturity date of its outstanding note payable to its Chief Executive Officer in the principal amount of $750,000 to March 31, 2013. No other terms were changed.

INDEX TO EXHIBITS

Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code as filed with the United States Bankruptcy Court for the District of Delaware on April 16, 2010	8-K	000-21467	2.1	06/11/2010

2.2	Findings of Fact, Conclusions of Law, and Order Confirming Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code as entered by the United States Bankruptcy Court for the District of Delaware on June 8, 2010	8-K	000-21467	99.1	06/11/2010

2.3	Call Option Agreement dated June 29, 2010 between the Registrant, New PE Holdco LLC and certain Members	8-K	000-21467	10.1	07/06/2010

2.4	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated September 28, 2010 between the Registrant and CS Candlewood Special Situations Fund, L.P.	8-K	000-21467	10.5	09/28/2010

2.5	Membership Interest Purchase Agreement dated September 27, 2010, between Pacific Ethanol California, Inc. and Daniel A. Sanders	8-K	000-21467	10.6	09/28/2010

2.6	Exhibit A to Membership Interest Purchase Agreement dated September 27, 2010, between Pacific Ethanol California, Inc. and Daniel A. Sanders	S-1	333-171612	2.5	01/07/2011

2.7	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated November 29, 2011 between the Registrant and Pacific Ethanol Equity Holdings LLC	8-K	000-21467	10.1	12/02/2011

2.8	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 8, 2011 between the Registrant and Candlewood Special Situations Fund, L.P.	S-1	333-178685	2.8	12/22/2011

2.9	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Wexford Spectrum Investors LLC	S-1	333-178685	2.9	12/22/2011

Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

2.10	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Wexford Catalyst Investors LLC	S-1	333-178685	2.10	12/22/2011

2.11	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Debello Investors LLC	S-1	333-178685	2.11	12/22/2011

3.1	Certificate of Incorporation	8-K	000-21467	3.1	03/29/2005

3.2	Certificate of Amendment to Certificate of Incorporation	10-Q	000-21467	3.4	08/16/2010

3.3	Certificate of Amendment to Certificate of Incorporation	8-K	000-21467	3.1	06/07/2011

3.4	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-KSB	000-21467	3.2	04/14/2006

3.5	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.2	03/27/2008

3.6	Bylaws of the Registrant	8-K	000-21467	3.2	03/29/2005

10.1	2004 Stock Option Plan*	S-8	333-123538	4.1	03/24/2005

10.2	Amended 1995 Incentive Stock Plan*	10-KSB	000-21467	10.7	03/31/2003

10.3	First Amendment to 2004 Stock Option Plan*	8-K	000-21467	10.3	02/01/2006

10.4	2006 Stock Incentive Plan, as amended*	S-8	333-176540	4.1	08/29/2011

10.5	Form of Employee Restricted Stock Agreement*	8-K	000-21467	10.2	10/10/2006

10.6	Form of Non-Employee Director Restricted Stock Agreement*	8-K	000-21467	10.3	10/10/2006

10.7	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Neil M. Koehler*	8-K	000-21467	10.3	12/17/2007

10.8	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Christopher W. Wright*	8-K	000-21467	10.5	12/17/2007

10.9	Amended and Restated Executive Employment Agreement dated November 25, 2009 between the Registrant and Bryon T. McGregor*	8-K	000-21467	10.1	11/27/2009

Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.10	Independent Contractor Services Agreement dated January 1, 2012 between the Registrant and Michael D. Kandris*	8-K	000-21467	10.1	01/05/2012

10.11	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors*	10-K	000-21467	10.46	03/31/2010

10.12	Promissory Note dated March 30, 2009 by the Registrant in favor of Neil M. Koehler*	8-K	000-21467	10.6	04/02/2009

10.13	Amended and Restated Ethanol Purchase and Sale Agreement dated August 9, 2006 between Kinergy Marketing, LLC and Front Range Energy, LLC	8-K	000-21467	10.1	08/15/2006

10.14	Amendment to Amended and Restated Ethanol Purchase and Sale Agreement dated October 17, 2006 between Kinergy Marketing, LLC and Front Range Energy, LLC	8-K	000-21467	10.7	10/23/2006

10.15	Warrant dated March 27, 2008 issued by the Registrant to Lyles United, LLC	8-K	000-21467	10.3	03/27/2008

10.16	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008

10.17	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008

10.18	Form of Warrant dated May 22, 2008 issued by the Registrant	8-K	000-21467	10.2	05/23/2008

10.19	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler*	8-K	000-21467	10.3	05/23/2008

10.20	Form of Warrant dated May 23, 2008 issued by the Registrant	8-K	000-21467	10.5	05/23/2008

10.21	Loan and Security Agreement dated July 28, 2008 among Kinergy Marketing LLC, the parties thereto from time to time as Lenders and Wachovia Capital Finance Corporation (Western)	8-K	000-21467	10.1	08/01/2008

10.22	Guarantee dated July 28, 2008 by the Registrant in favor of Wachovia Capital Finance Corporation (Western) for and on behalf of Lenders	8-K	000-21467	10.2	08/01/2008

Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.23	Amendment and Waiver Agreement dated May 17, 2009 among the Registrant, Kinergy Marketing, LLC and Wachovia Capital Finance Corporation (Western)	8-K	000-21467	10.1	05/18/2009

10.24	Amendment No. 2 to Loan and Security Agreement dated November 5, 2009 among the Registrant, Kinergy Marketing, LLC and Wachovia Capital Finance Corporation (Western)	10-Q	000-21467	10.3	11/09/2009

10.25	Amendment No. 3 to Loan and Security Agreement dated September 22, 2010 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	09/22/2010

10.26	Amendment No. 4 to Loan and Security Agreement dated October 27, 2010 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	10/27/2010

10.27	Amendment No. 5 to Loan and Security Agreement dated October 27, 2010 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	12/15/2010

10.28	Amendment No. 6 to Loan and Security Agreement dated April 11, 2011 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	06/13/2011

10.29	Amendment No. 7 to Loan and Security Agreement dated May 12, 2011 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.2	06/13/2011

10.30	Amendment No. 8 to Loan and Security Agreement dated June 10, 2011 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.3	06/13/2011

Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.31	Amendment No. 9 to Loan and Security Agreement dated December 31, 2011 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	01/31/2012

10.32	Second Amended and Restated Asset Management Agreement dated June 30, 2011 among the Registrant, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC	8-K	000-21467	10.1	07/06/2011

10.33	Form of Amended and Restated Ethanol Marketing Agreement	8-K	000-21467	10.2	07/06/2011

10.34	Form of Amended and Restated Corn Procurement and Handling Agreement	8-K	000-21467	10.4	07/06/2011

10.35	Form of Amended and Restated Distillers Grains Marketing Agreement	8-K	000-21467	10.5	07/06/2011

10.36	Securities Purchase Agreement dated September 27, 2010 among the Registrant and the investors identified therein	8-K	000-21467	10.1	09/28/2010

10.37	Form of Registration Rights Agreement dated October 6, 2010 among the Registrant and the investors identified therein	8-K	000-21467	10.4	09/28/2010

10.38	Limited Liability Company Agreement of New PE Holdco LLC	10-K	000-21467	10.34	03/31/2011

10.39	Form of Amendment and Exchange Agreement dated January 7, 2011	8-K	000-21467	10.1	01/07/2011

10.40	Form of Warrant dated January 7, 2011 issued by the Registrant	8-K	000-21467	10.3	01/07/2011

10.41	Securities Purchase Agreement dated December 8, 2011 between the Registrant and the investors identified therein	S-1	333-178685	2.11	12/22/2011

10.42	Registration Rights Agreement dated December 13, 2011 between the Registrant and the investors identified therein	8-K	000-21467	10.3	12/09/2011

10.43	Amendment No. 1 to Registration Rights Agreement dated February 22, 2012 between the Registrant and the investors identified therein					X

10.44	Form of Warrant dated December 13, 2011 issued by the Registrant	8-K/A	000-21467	10.2	12/12/2011

Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

21.1	Subsidiaries of the Registrant	10-K	000-21467	21.1	03/31/2011

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(*) A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of March, 2012.

PACIFIC ETHANOL, INC.

By:	/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES William L. Jones	Chairman of the Board and Director	March 8, 2012

/s/ NEIL M. KOEHLER Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2012

/s/ BRYON T. MCGREGOR Bryon T. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2012

/s/ TERRY L. STONE Terry L. Stone	Director	March 8, 2012

/s/ JOHN L. PRINCE John L. Prince	Director	March 8, 2012

/s/ DOUGLAS L. KIETA Douglas L. Kieta	Director	March 8, 2012

/s/ LARRY D. LAYNE Larry D. Layne	Director	March 8, 2012

/s/ MICHAEL D. KANDRIS Michael D. Kandris	Director	March 8, 2012

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

10.43	Amendment No. 1 to Registration Rights Agreement dated February 22, 2012 between the Registrant and the investors identified therein

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002