Form 10-K/A
period 2011-12-31
Pacific Ethanol, Inc.
filed 2012-04-13
CIK 778164

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 12, 2012 was 86,801,993.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS
Page
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	2
Item 11.	Executive Compensation.	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	16
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	17
Item 14.	Principal Accounting Fees and Services.	21
PART IV
Item 15.	Exhibits, Financial Statement Schedules.	22
Signatures

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) on Form 10-K/A amends the Annual Report on Form 10-K of Pacific Ethanol, Inc. (the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 8, 2012 (the “Original Report”).

The purpose of this Amendment No. 1 is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2012 Annual Meeting of Stockholders.  This Amendment No. 1 hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the Original Report.

The reference on the cover of the Original Report to the incorporation by reference of the registrant’s Definitive Proxy Statement into Part III of the Original Report is hereby amended to delete that reference.

Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in the Original Report in this Amendment No. 1.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding our directors as of April 12, 2012:
Name	Age	Position(s) Held
William L. Jones	62	Chairman of the Board and Director
Neil M. Koehler	54	Chief Executive Officer, President and Director
Terry L. Stone (1)	62	Director
John L. Prince (1)	69	Director
Douglas L. Kieta (1)	69	Director
Larry D. Layne (1)	71	Director
Michael D. Kandris	64	Director
_______________
(1)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.

Experience and Background

The biographies below describe the skills, qualities, attributes and business experience of each of our directors.

William L. Jones has served as Chairman of the Board and as a director since March 2005.  Mr. Jones is a co-founder of Pacific Ethanol California, Inc., or PEI California, which is one of our predecessors, and served as Chairman of the Board of PEI California since its formation in January 2003 through March 2004, when he stepped off the board of directors of PEI California to focus on his candidacy for one of California’s United States Senate seats.  Mr. Jones was California’s Secretary of State from 1995 to 2003.  Since May 2002, Mr. Jones has also been the owner of Tri-J Land & Cattle, a diversified farming and cattle company in Fresno County, California.  Mr. Jones has a B.A. degree in Agribusiness and Plant Sciences from California State University, Fresno.

Mr. Jones’s qualifications to serve on our Board of Directors (“Board”) include:

•	co-founder of PEI California;
•	knowledge gained through his extensive work as our Chairman since our inception in 2005;
•	extensive knowledge of and experience in the agricultural and feed industries, as well as a deep understanding of operations in political environments; and
•	background as an owner of a farming company in California, and his previous role in the California state government.

Neil M. Koehler has served as Chief Executive Officer, President and as a director since March 2005.  Mr. Koehler is a co-founder of PEI California and served as its Chief Executive Officer since its formation in January 2003 and as a member of its board of directors from March 2004 until its dissolution in March 2012.  Prior to his association with PEI California, Mr. Koehler was the co-founder and General Manager of Parallel Products, one of the first ethanol production facilities in California, which was sold to a public company in 1997.  Mr. Koehler was also the sole manager and sole limited liability company member of Kinergy Marketing, LLC, which he founded in September 2000, and which is one of our wholly-owned subsidiaries.  Mr. Koehler has over 30 years of experience in the ethanol production, sales and marketing industry in the Western United States.  Mr. Koehler is a Director of the California Renewable Fuels Partnership, a Director of the Renewable Fuels Association and is a nationally-recognized speaker on the production and marketing of renewable fuels.  Mr. Koehler has a B.A. degree in Government from Pomona College.

Mr. Koehler’s qualifications to serve on our Board include:

•	day-to-day leadership experience as our current President and Chief Executive Officer provides Mr. Koehler with intimate knowledge of our operations;
•	extensive knowledge of and experience in the ethanol production, sales and marketing industry, particularly in the Western United States;
•	prior leadership experience with other companies in the ethanol industry; and
•	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities.

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

Mr. Stone’s qualifications to serve on our Board include:

•	extensive experience with financial accounting and tax matters;
•	recognized expertise as an instructor of taxation, auditing and financial and management accounting;
•
“audit committee financial expert,” as defined by the Securities and Exchange Commission, and satisfies the “financial sophistication” requirements of The NASDAQ Stock Market’s (“NASDAQ”) listing standards; and

•
ability to communicate and encourage discussion, together with his experience as a senior independent director of all Board committees on which he serves make him an effective chairman of our Audit Committee.

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

Mr. Prince’s qualifications to serve on our Board include:

•	extensive experience in various executive leadership positions;
•	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities; and
•	ability to communicate and encourage discussion help Mr. Prince discharge his duties effectively as chairman of our Nominating and Corporate Governance Committee.

Douglas L. Kieta has served as a director since April 2006.  Mr. Kieta is currently retired. Prior to retirement in January 2009, Mr. Kieta was employed by BE&K, Inc., a large engineering and construction company headquartered in Birmingham, Alabama, where he served as the Vice President of Power from May 2006 to January 2009.  From April 1999 to April 2006, Mr. Kieta was employed at Calpine Corporation where he was the Senior Vice President of Construction and Engineering.  Calpine Corporation is a major North American power company which leases and operates integrated systems of fuel-efficient natural gas-fired and renewable geothermal power plants and delivers clean, reliable and fuel-efficient electricity to customers and communities in 21 states and three Canadian provinces.  Mr. Kieta has a B.S. degree in Civil Engineering from Clarkson University and a Master’s degree in Civil Engineering from Cornell University.

Mr. Kieta’s qualifications to serve on our Board include:

•	extensive experience in various leadership positions;
•	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities; and
•
service with Calpine affords a deep understanding of large-scale construction and engineering projects as well as plant operations, which is particularly relevant to our ethanol production facility operations.

Larry D. Layne has served as a director since December 2007.  Mr. Layne joined First Western Bank in 1963 and served in various capacities with First Western Bank and its acquiror, Lloyds Bank of California, and Lloyd’s acquiror, Sanwa Bank, until his retirement in 2000.  Sanwa Bank was subsequently acquired by Bank of the West.  From 1999 to 2000, Mr. Layne was Vice Chairman of Sanwa Bank in charge of its Commercial Banking Group which encompassed all of Sanwa Bank’s 38 commercial and business banking centers and 12 Pacific Rim branches as well as numerous internal departments.  From 1997 to 2000, Mr. Layne was also Chairman of the Board of The Eureka Funds, a mutual fund family of five separate investment funds with total assets of $900 million.  From 1996 to 2000, Mr. Layne was Group Executive Vice President of the Relationship Banking Group of Sanwa Bank in charge of its 107 branches and 13 commercial banking centers as well as numerous internal departments.  Mr. Layne has also served in various capacities with many industry and community organizations, including as Director and Chairman of the Board of the Agricultural Foundation at California State University, Fresno, or CSUF; Chairman of the Audit Committee of the Ag. Foundation at CSUF; board member of the Fresno Metropolitan Flood Control District; and Chairman of the Ag Lending Committee of the California Bankers Association.  Mr. Layne has a B.S. degree in Dairy Husbandry from CSUF and is a graduate of the California Agriculture Leadership Program.

Mr. Layne’s qualifications to serve on our Board include:

•	extensive experience in various leadership positions;
•	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities.
•	experience and involvement in California industry and community organizations provides a useful perspective; and
•	ability to communicate and encourage discussion help Mr. Layne discharge his duties effectively as chairman of our Compensation Committee.

Michael D. Kandris has served as a director since June 2008 and as an independent contractor with supervisory responsibility for ethanol plant operations, under the direction of our Chief Executive Officer, since January 1, 2012. Mr. Kandris was President, Western Division of Ruan Transportation Management Systems, or RTMS, from November 2007 until his retirement in September 2009.  From January 2000 to November 2007, Mr. Kandris served as President and Chief Operating Officer of RTMS, where he had overall responsibility for all operations, finance and administrative functions.  Mr. Kandris has 30 years of experience in all modes of transportation and logistics.  Mr. Kandris served on the Executive Committee of the American Trucking Association and as a board member for the National Tank Truck Organization until his retirement from RTMS in September 2009.  Mr. Kandris has a B.S. degree in Business from California State University, Hayward.

Mr. Kandris’ qualifications to serve on our Board include:

•	extensive experience in various executive leadership positions;
•	extensive experience in rail and truck transportation and logistics; and
•	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities.

Relationships

There are no family relationships among our directors.

Corporate Governance

Corporate Governance Guidelines

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

Our Board has adopted a Code of Ethics that applies to all of our directors, officers and employees and an additional Code of Ethics that applies to our Chief Executive Officer and senior financial officers.  The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is our “code of conduct” within the meaning of NASDAQ’s listing standards.  Our Codes of Ethics are available at our website at http://www.pacificethanol.net. Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

Board Committees

Our Board has established standing Audit, Compensation and Nominating and Corporate Governance Committees.  Each committee operates pursuant to a written charter that has been approved by our Board and the corresponding committee and that is reviewed annually and revised as appropriate. Each charter is available at our website at http://www.pacificethanol.net.

Our Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each interim period and for our year and implements and manages our enterprise risk management program.  The Audit Committee also has the authority to retain consultants, and other advisors.  Messrs. Stone, Prince and Layne served on our Audit Committee for all of 2011.  Mr. Kandris served on our Audit Committee during 2011 until his resignation on December 1, 2011 due to his no longer being an independent director. On December 1, 2011, Mr. Kieta was appointed to our Audit Committee and has served on that committee since then.  Our Board has determined that each member of the Audit Committee is “independent” under the current NASDAQ listing standards and satisfies the other requirements under NASDAQ listing standards and Securities and Exchange Commission rules regarding audit committee membership.  Our Board has determined that Mr. Stone qualifies as an “audit committee financial expert” under applicable Securities and Exchange Commission rules and regulations governing the composition of the Audit Committee, and satisfies the “financial sophistication” requirements of NASDAQ’s listing standards.  During 2011, our Audit Committee held seven meetings.

Executive Officers

The following table sets forth certain information regarding our executive officers as of April 12, 2012:

Name	Age	Positions Held
Neil M. Koehler	54	Chief Executive Officer, President and Director
Bryon T. McGregor	48	Chief Financial Officer
Christopher W. Wright	59	Vice President, General Counsel and Secretary
Michael D. Kandris	64	Independent Contractor and Director

Neil M. Koehler has served as Chief Executive Officer, President and as a director since March 2005.  Mr. Koehler is a co-founder of PEI California and served as its Chief Executive Officer since its formation in January 2003 and as a member of its board of directors from March 2004 until its dissolution in March 2012.  Prior to his association with PEI California, Mr. Koehler was the co-founder and General Manager of Parallel Products, one of the first ethanol production facilities in California, which was sold to a public company in 1997.  Mr. Koehler was also the sole manager and sole limited liability company member of Kinergy Marketing, LLC, which he founded in September 2000, and which is now one of our wholly-owned subsidiaries.  Mr. Koehler has over 30 years of experience in the ethanol production, sales and marketing industry in the Western United States.  Mr. Koehler is a Director of the California Renewable Fuels Partnership, a Director of the Renewable Fuels Association and is a nationally-recognized speaker on the production and marketing of renewable fuels.  Mr. Koehler has a B.A. degree in Government from Pomona College.

Bryon T. McGregor has served as our Chief Financial Officer since November 19, 2009.  Mr. McGregor served as Vice President, Finance at Pacific Ethanol from September 2008 until he became Interim Chief Financial Officer in April 2009.  Prior to joining Pacific Ethanol, Mr. McGregor was employed as Senior Director for E*TRADE Financial from February 2002 to August 2008, serving in various capacities including International Treasurer based in London, England from 2006 to 2008, Brokerage Treasurer and Director from 2003 to 2006 and Assistant Treasurer and Director of Finance and Investor Relations from 2002 to 2003. Prior to joining E*TRADE, Mr. McGregor served as Manager of Finance and Head of Project Finance for BP (formerly Atlantic Richfield Company – ARCO) from 1998 to 2001. Mr. McGregor has extensive experience in banking and served as a Director of International Project Finance for Credit Suisse from 1992 to 1998, as Assistant Vice President for Sumitomo Mitsubishi Banking Corp (formerly The Sumitomo Bank Limited) from 1989 to 1992, and as Commercial Banking Officer for Bank of America from 1987 to 1989. Mr. McGregor has a B.S. degree in Business Management from Brigham Young University.

Christopher W. Wright has served as Vice President, General Counsel and Secretary since June 2006.  From April 2004 until he joined Pacific Ethanol in June 2006, Mr. Wright operated an independent consulting practice, advising companies on complex transactions, including acquisitions and financings.  Prior to that time, from January 2003 to April 2004, Mr. Wright was a partner with Orrick, Herrington & Sutcliffe, LLP, and from July 1998 to December 2002, Mr. Wright was a partner with Cooley Godward LLP, where he served as Partner-in-Charge of the Pacific Northwest office.  Mr. Wright has extensive experience advising boards of directors on compliance, securities matters and strategic transactions, with a particular focus on guiding the development of rapidly growing companies.  He has acted as general counsel for numerous technology enterprises in all aspects of corporate development, including fund-raising, business and technology acquisitions, mergers and strategic alliances.  Mr. Wright has an A.B. degree in History from Yale College and a J.D. from the University of Chicago Law School.

Michael D. Kandris has served as a director since June 2008 and as an independent contractor with supervisory responsibility for ethanol plant operations, under the direction of our Chief Executive Officer, since January 1, 2012. Mr. Kandris was President, Western Division of Ruan Transportation Management Systems, or RTMS, from November 2007 until his retirement in September 2009.  From January 2000 to November 2007, Mr. Kandris served as President and Chief Operating Officer of RTMS, where he had overall responsibility for all operations, finance and administrative functions.  Mr. Kandris has 30 years of experience in all modes of transportation and logistics.  Mr. Kandris served on the Executive Committee of the American Trucking Association and as a board member for the National Tank Truck Organization until his retirement from RTMS in September 2009.  Mr. Kandris has a B.S. degree in Business from California State University, Hayward.

Our officers are appointed by and serve at the discretion of our Board.  There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  These officers, directors and stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all reports that they file.

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2011 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, we believe that, except as set forth below, all reporting persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2011 or prior fiscal years.

Each of Neil M. Koehler, Bryon T. McGregor and Christopher W. Wright did not timely file one Form 4 to report one transaction.  We believe that each of the foregoing persons has prepared and filed his required Form 4 to report his transaction.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our (i) Chief Executive Officer and President, who serves as our principal executive officer, (ii) Chief Financial Officer, who serves as our principal financial officer, and (iii) Vice President, General Counsel and Secretary (collectively, the “named executive officers”), for all services rendered in all capacities to us for the years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)		Total ($)
Neil M. Koehler	2011	$381,900	$—	$86,200	$—		$468,100
Chief Executive Officer and President	2010	$375,000	$—	$1,247,500	$12,250	(3)	$1,634,750
Bryon T. McGregor	2011	$244,400	$—	$28,500	$—		$272,900
Chief Financial Officer	2010	$240,000	$—	$349,300	$—		$589,300
Christopher W. Wright	2011	$244,400	$—	$28,500	$—		$272,900
Vice President, General Counsel and Secretary	2010	$240,000	$—	$349,300	$—		$589,300
_______________
(1)
The amounts shown are the fair value of stock awards and stock options on the date of grant.  Fair value of stock awards is calculated by multiplying the number of shares of stock granted by the closing price of our common stock on the date of grant.  Fair value of stock option is calculated based on a Black-Scholes Merton Valuation Model. The shares of common stock were issued under our 2006 Stock Incentive Plan.  Information regarding the vesting schedules for the named executive officers is included in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End−2011” table below.

(2)	Except as contained in the table, the value of perquisites and other personal benefits was less than $10,000 in aggregate for each of the named executive officers.
(3)	Amount represents matching 401K funds.

Executive Employment Agreements

Neil M. Koehler

Our Amended and Restated Executive Employment Agreement with Mr. Koehler dated as of December 11, 2007 provides for at-will employment as our President and Chief Executive Officer.  Mr. Koehler initially received a base salary of $300,000 per year, which was increased to $375,000 effective March 1, 2008, and is eligible to receive an annual discretionary cash bonus of up to 70% of his base salary, to be paid based upon performance criteria set by the Board.

Upon termination by Pacific Ethanol without cause, resignation by Mr. Koehler for good reason or upon Mr. Koehler’s disability, Mr. Koehler is entitled to receive (i) severance equal to twelve months of base salary, (ii) continued health insurance coverage for twelve months, and (iii) accelerated vesting of 25% of all shares or options subject to any equity awards granted to Mr. Koehler prior to Mr. Koehler’s termination which are unvested as of the date of termination.  However, if Mr. Koehler is terminated without cause or resigns for good reason within three months before or twelve months after a change in control, Mr. Koehler is entitled to (a) severance equal to eighteen months of base salary, (b) continued health insurance coverage for eighteen months, and (c) accelerated vesting of 100% of all shares or options subject to any equity awards granted to Mr. Koehler prior to Mr. Koehler’s termination that are unvested as of the date of termination.

The term “for good reason” is defined in the Amended and Restated Executive Employment Agreement as (i) the assignment to Mr. Koehler of any duties or responsibilities that result in the material diminution of Mr. Koehler’s authority, duties or responsibility, (ii) a material reduction by Pacific Ethanol in Mr. Koehler’s annual base salary, except to the extent the base salaries of all other executive officers of Pacific Ethanol are accordingly reduced, (iii) a relocation of Mr. Koehler’s place of work, or Pacific Ethanol’s principal executive offices if Mr. Koehler’s principal office is at these offices, to a location that increases Mr. Koehler’s daily one-way commute by more than thirty-five miles, or (iv) any material breach by Pacific Ethanol of any material provision of the Amended and Restated Executive Employment Agreement.

The term “cause” is defined in the Amended and Restated Executive Employment Agreement as (i) Mr. Koehler’s indictment or conviction of any felony or of any crime involving dishonesty, (ii) Mr. Koehler’s participation in any fraud or other act of willful misconduct against Pacific Ethanol, (iii) Mr. Koehler’s refusal to comply with any lawful directive of Pacific Ethanol, (iv) Mr. Koehler’s material breach of his fiduciary, statutory, contractual, or common law duties to Pacific Ethanol, or (v) conduct by Mr. Koehler which, in the good faith and reasonable determination of the Board, demonstrates gross unfitness to serve; provided, however, that in the event that any of the foregoing events is reasonably capable of being cured, Pacific Ethanol shall, within twenty days after the discovery of the event, provide written notice to Mr. Koehler describing the nature of the event and Mr. Koehler shall thereafter have ten business days to cure the event.

A “change in control” of Pacific Ethanol is deemed to have occurred if, in a single transaction or series of related transactions (i) any person (as the term is used in Section 13(d) and 14(d) of the Exchange Act), or persons acting as a group, other than a trustee or fiduciary holding securities under an employee benefit program, is or becomes a “beneficial owner” (as defined in Rule 13-3 under the Exchange Act), directly or indirectly of securities of Pacific Ethanol representing a majority of the combined voting power of Pacific Ethanol, (ii) there is a merger, consolidation or other business combination transaction of Pacific Ethanol with or into another corporation, entity or person, other than a transaction in which the holders of at least a majority of the shares of voting capital stock of Pacific Ethanol outstanding immediately prior to the transaction continue to hold (either by the shares remaining outstanding or by their being converted into shares of voting capital stock of the surviving entity) a majority of the total voting power represented by the shares of voting capital stock of Pacific Ethanol (or the surviving entity) outstanding immediately after the transaction, or (iii) all or substantially all of our assets are sold.

Bryon T. McGregor

Our Amended and Restated Executive Employment Agreement with Mr. McGregor effective as of November 25, 2009 provides for at-will employment as our Chief Financial Officer.  Mr. McGregor receives a base salary of $240,000 per year and is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board.  All other terms and conditions of Mr. McGregor’s Amended and Restated Executive Employment Agreement are substantially the same as those contained in Mr. Koehler’s Amended and Restated Executive Employment Agreement.

Christopher W. Wright

Our Amended and Restated Executive Employment Agreement with Mr. Wright dated as of December 11, 2007 provides for at-will employment as our Vice President, General Counsel and Secretary.  Mr. Wright initially received a base salary of $225,000 per year, which was increased to $240,000, effective March 1, 2008, and is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board.  All other terms and conditions of Mr. Wright’s Amended and Restated Executive Employment Agreement are substantially the same as those contained in Mr. Koehler’s Amended and Restated Executive Employment Agreement.

Independent Contractor Agreement

Michael Kandris

On December 30, 2011, we entered into an Independent Contractor Services Agreement with Michael Kandris appointing him as a contractor for Pacific Ethanol with supervisory responsibility for ethanol plant operations, under the direction of our Chief Executive Officer.  The agreement became effective as of January 1, 2012.

Under the terms of the agreement, we may, from time to time, submit a Statement of Work, or SOW, to Mr. Kandris outlining the services to be performed by Mr. Kandris.  The current SOW provides that Mr. Kandris shall: (i) advise our senior executives in matters pertaining to operations and to our organization; (ii) under the direction of our Chief Executive Officer, supervise all aspects of plant operations, which shall include having the plant managers and corporate plant support staff report to Mr. Kandris; (iii) participate in senior staff and executive committee meetings on an ex officio basis; and (iv) perform such additional tasks as may be delegated to Mr. Kandris by our Chief Executive Officer.

Mr. Kandris is to receive compensation as set forth in each SOW.  The current SOW provides that Mr. Kandris shall receive bi-weekly payments in the amount of $8,461.38.

The agreement has an initial term of one year, and may be renewed by mutual agreement for successive one-year terms.  Either party may terminate the agreement without cause upon 30 days’ prior written notice.  Either party may terminate the agreement immediately in the event the other party has materially breached the agreement and fails to cure such breach within 15 days of receipt of notice from the non-breaching party.

Clawback Policy

In 2011, our Compensation Committee instituted a “clawback” policy with respect to incentive compensation.  Except as otherwise required by applicable law and regulations, the clawback policy applies to any incentive-based compensation awarded or paid after January 1, 2011. The clawback policy mitigates the risks associated with our compensation policies, because certain executive officers will be required to repay compensation in the circumstances identified in the policy. The clawback policy requires recoupment of the incentive based compensation paid or granted to certain executive officers in the event of a material noncompliance with any financial reporting requirements under the federal securities laws (other than to comply with changes in applicable accounting principles).

Our Compensation Committee will reevaluate and, if necessary, revise our clawback policy to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act once the rules implementing the clawback requirements have been finalized by the Securities and Exchange Commission.

Outstanding Equity Awards at Fiscal Year-End—2011

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2011.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested($)(2)
Neil M. Koehler	56,250	(3)	$0.86	8/1/2021	2,854	(4)	$3,025
					11,905	(5)	$12,619
					64,285	(6)	$68,142
					71,429	(10)	$75,715

Bryon T. McGregor	25,714	(3)	$0.86	8/1/2021	3,333	(7)	$3,533
					18,000	(8)	$19,080
					20,000	(10)	$21,200

Christopher W. Wright	25,714	(3)	$0.86	8/1/2021	799	(9)	$847
					3,333	(7)	$3,533
					18,000	(8)	$19,080
					20,000	(10)	$21,200
_______________
(1)	The stock awards reported in the above table represent shares of restricted stock and stock options granted under our 2006 Stock Incentive Plan.
(2)	Represents the fair market value per share of our common stock on December 30, 2011, which was $1.06, multiplied by the number of shares that had not vested as of that date.
(3)	Represents stock options granted on August 1, 2011. The option vests 33% on each of April 1, 2012, 2013 and 2014.
(4)	Represents shares granted on April 8, 2008. Mr. Koehler’s grant vests as to 2,854 shares on April 1, 2012.
(5)	Represents shares granted on January 28, 2010. Mr. Koehler’s grant vests as to 11,905 shares on July 28, 2012.
(6)	Represents shares granted on October 20, 2010. Mr. Koehler’s grant vests as to 21,428 shares on each of October 4, 2012, 2013 and 2014.
(7)	Represents shares granted on January 28, 2010. The grant vests as to 3,333 shares on July 28, 2012.
(8)	Represents shares granted on October 20, 2010. The grant vests as to 6,000 shares on each of October 4, 2012, 2013 and 2014.
(9)	Represents shares granted on April 8, 2008. Mr. Wright’s grant vests as to 799 shares on April 1, 2012.
(10)	Represents shares granted on August 1, 2011. The grant vests 25% on each of April 1, 2012, 2013, 2014 and 2015.

Compensation of Directors

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on our Board.  In setting the compensation of directors, we consider the significant amount of time that Board members spend in fulfilling their duties to Pacific Ethanol as well as the experience level we require to serve on our Board.  The Board, through its Compensation Committee, annually reviews the compensation and compensation policies for Board members.  In recommending director compensation, the Compensation Committee is guided by the following three goals:

•	compensation should pay directors fairly for work required in a company of our size and scope;
•	compensation should align directors’ interests with the long-term interests of our stockholders; and
•	the structure of the compensation should be clearly disclosed to our stockholders.

In addition, as with our executive compensation, in making compensation decisions as to our directors, our Compensation Committee compared our cash and equity compensation payable to directors against market data obtained by Aon Hewitt in 2007 and market data obtained from survey data provided by Equilar, Inc.  The Aon Hewitt data included a general industry survey of 235 companies with less than $1,000,000,000 in annual revenues and a general industry survey of 51 companies with between $500,000,000 and $1,000,000,000 in annual revenues.  The data provided by Equilar, Inc. included a survey of 20 companies in the chemicals sector with between $200,000,000 and $1,000,000,000 in annual revenues. The Compensation Committee sets compensation for our directors at approximately the median of compensation paid to directors of the companies surveyed by Aon Hewitt and Equilar, Inc.

Cash Compensation

Our cash compensation plan for directors provides the Chairman of our Board annual compensation of $80,000, the Chairman of our Audit Committee annual compensation of $42,000, the Chairman of our Compensation Committee annual compensation of $36,000, the Chairman of our Nominating and Corporate Governance Committee annual compensation of $36,000, the Chairman of our Operations and Feed Committee annual compensation of $36,000 and the Chairman of our Strategic Transactions Committee annual compensation of $36,000.  All other directors, except employee directors, are to receive annual compensation of $24,000.  These amounts are paid in advance in bi-weekly installments.  In addition, directors are reimbursed for specified reasonable and documented expenses in connection with attendance at meetings of our Board and its committees.  Employee directors do not receive director compensation in connection with their service as directors.

Equity Compensation

Our Compensation Committee or our full Board typically grants equity compensation to our newly elected or reelected directors which normally vests as to 100% of the grants no later than one year after the date of grant.  Vesting is normally subject to continued service on our Board during the full year.

In determining the amount of equity compensation, the Compensation Committee determines the value of total compensation, approximately targeting the median of compensation paid to directors of the companies comprising the market data provided to us by Aon Hewitt in 2007.  The Compensation Committee then determines the cash component based on this market data.  The balance of the total compensation target is then allocated to equity awards, and the number of shares to be granted to our directors is based on the estimated value of the underlying shares on the expected grant date.

In addition, our Compensation Committee may grant, and has from time to time granted, additional equity compensation to directors at its discretion.

Compensation of Employee Director

Mr. Koehler was compensated as a full-time employee and officer but received no additional compensation for service as a Board member during 2011.  Information regarding the compensation awarded to Mr. Koehler is included under the heading “Summary Compensation Table” above.

Director Compensation Table – 2011

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)			All other Compensation ($)(3)			Total ($)
William L. Jones	$80,000		$9,829	(4)	$	−		$89,829
Terry L. Stone	$42,000		$7,371	(5)	$	−		$49,371
John L. Prince	$36,000		$7,371	(6)	$	−		$43,371
Douglas L. Kieta	$36,000		$7,371	(7)	$	−		$43,371
Larry D. Layne	$36,000		$7,371	(8)	$	−		$43,371
Michael D. Kandris	$36,000		$7,371	(9)		$148,074	(11)	$191,445
Ryan W. Turner	$14,539	$	−	(10)	$	−		$14,539
_______________
(1)	For a description of annual director fees and fees for chair positions, see the disclosure above under “Compensation of Directors—Cash Compensation.”
(2)
The amounts shown are the fair value of stock awards on the date of grant.  Fair value is calculated by multiplying the number of shares of stock granted by the closing price of our common stock on the date of grant.  The shares of common stock were issued under our 2006 Stock Incentive Plan.

(3)	Except as contained in the table, the value of perquisites and other personal benefits was less than $10,000 in aggregate for each director.
(4)
At December 31, 2011, Mr. Jones held 47,522 shares from stock awards, including 33,118 unvested shares, and also held options to purchase an aggregate of 7,143 shares of common stock.  Mr. Jones was granted 4,457 and 6,329 shares of our common stock on October 4, 2006 and June 12, 2008, having aggregate grant date fair values of $407,472 and $104,991, respectively, calculated based on the fair market value of our common stock on the applicable grant date.  Mr. Jones was granted 4,286, 8,164 and 12,858 shares of our common stock on January 28, 2010, October 1, 2010 and October 20, 2010, having aggregate grant date fair values of $64,200, $60,000 and $85,500, respectively, calculated based on the fair market value of our common stock on the applicable grant date. Mr. Jones was granted 11,429 shares of our common stock on August 1, 2011, having an aggregate grant date fair value of $9,829, calculated based on the fair market value of our common stock on the applicable grant date. The grant on January 28, 2010 vested immediately. The grants made on October 1, 2010 and October 20, 2010 vested as to 100% of the shares on July 1, 2011. The grant on August 1, 2011, vests 100% on the earlier of July 1, 2012, or our next annual stockholder meeting.

(5)
At December 31, 2011, Mr. Stone held 33,877 shares from stock awards, including 29,592 unvested shares, and also held options to purchase an aggregate of 2,143 shares of common stock.  Mr. Stone was granted 2,229 and 6,329 shares of our common stock on October 4, 2006 and June 12, 2008, having aggregate grant date fair values of $203,736 and $104,991, respectively, calculated based on the fair market value of our common stock on the applicable grant date. On December 28, 2009, Mr. Stone voluntarily relinquished 3,614 unvested shares of restricted stock.  Mr. Stone was granted 4,286, 8,164 and 12,858 shares of our common stock on January 28, 2010, October 1, 2010 and October 20, 2010, having aggregate grant date fair values of $64,200, $60,000 and $85,500, respectively, calculated based on the fair market value of our common stock on the applicable grant date. Mr. Stone was granted 8,571 shares of our common stock on August 1, 2011, having an aggregate grant date fair value of $7,371, calculated based on the fair market value of our common stock on the applicable grant date. The grant on January 28, 2010 vested immediately. The grants made on October 1, 2010 and October 20, 2010 vested as to 100% of the shares on July 1, 2011. The grant on August 1, 2011, vests 100% on the earlier of July 1, 2012, or our next annual stockholder meeting.

(6)
At December 31, 2011, Mr. Prince held 29,592 unvested shares from stock awards, and also held options to purchase an aggregate of 2,143 shares of common stock.  Mr. Prince was granted 2,229 and 6,329 shares of our common stock on October 4, 2006 and June 12, 2008, having aggregate grant date fair values of $203,736 and $104,991, respectively, calculated based on the fair market value of our common stock on the applicable grant date. On December 28, 2009, Mr. Prince voluntarily relinquished 3,614 unvested shares of restricted stock. Mr. Prince was granted 4,286, 8,164 and 12,858 shares of our common stock on January 28, 2010, October 1, 2010 and October 20, 2010, having aggregate grant date fair values of $64,200, $60,000 and $85,500, respectively, calculated based on the fair market value of our common stock on the applicable grant date. Mr. Prince was granted 8,571 shares of our common stock on August 1, 2011, having an aggregate grant date fair value of $7,371, calculated based on the fair market value of our common stock on the applicable grant date. The grant on January 28, 2010 vested immediately. The grants made on October 1, 2010 and October 20, 2010 vested as to 100% of the shares on July 1, 2011. The grant on August 1, 2011, vests 100% on the earlier of July 1, 2012, or our next annual stockholder meeting.

(7)
At December 31, 2011, Mr. Kieta held 38,820 shares from stock awards, including 29,592 unvested shares.  Mr. Kieta was granted 2,229 and 6,329 shares of our common stock on October 4, 2006 and June 12, 2008, having aggregate grant date fair values of $203,736 and $104,991, respectively, calculated based on the fair market value of our common stock on the applicable grant date. On December 28, 2009, Mr. Kieta voluntarily relinquished 3,614 unvested shares of restricted stock. Mr. Kieta was granted 4,286, 8,164 and 12,858 shares of our common stock on January 28, 2010, October 1, 2010 and October 20, 2010, having aggregate grant date fair values of $64,200, $60,000 and $85,500, respectively, calculated based on the fair market value of our common stock on the applicable grant date. Mr. Kieta was granted 8,571 shares of our common stock on August 1, 2011, having an aggregate grant date fair value of $7,371, calculated based on the fair market value of our common stock on the applicable grant date. The grant on January 28, 2010 vested immediately. The grants made on October 1, 2010 and October 20, 2010 vested as to 100% of the shares on July 1, 2011. The grant on August 1, 2011, vests 100% on the earlier of July 1, 2012, or our next annual stockholder meeting.

(8)
At December 31, 2011, Mr. Layne held 34,535 shares from stock awards, including 29,592 unvested shares.  Mr. Layne was granted 2,229 and 6,329 shares of our common stock on January 17, 2008 and June 12, 2008, having aggregate grant date fair values of $86,112 and $104,991, respectively, calculated based on the fair market value of our common stock on the applicable grant date. On December 28, 2009, Mr. Layne voluntarily relinquished 3,614 unvested shares of restricted stock.  Mr. Layne was granted 4,286, 8,164 and 12,858 shares of our common stock on January 28, 2010, October 1, 2010 and October 20, 2010, having aggregate grant date fair values of $64,200, $60,000 and $85,500, respectively, calculated based on the fair market value of our common stock on the applicable grant date. Mr. Layne was granted 8,571 shares of our common stock on August 1, 2011, having an aggregate grant date fair value of $7,371, calculated based on the fair market value of our common stock on the applicable grant date. The grant on January 28, 2010 vested immediately. The grants made on October 1, 2010 and October 20, 2010 vested as to 100% of the shares on July 1, 2011. The grant on August 1, 2011, vests 100% on the earlier of July 1, 2012, or our next annual stockholder meeting.

(9)
At December 31, 2011, Mr. Kandris held 33,877 shares from stock awards, including 29,592 unvested shares.  Mr. Kandris was granted 3,614 shares of our common stock on June 12, 2008, having an aggregate grant date fair value of $59,961, calculated based on the fair market value of our common stock on the grant date. On December 28, 2009, Mr. Kandris voluntarily relinquished 3,614 unvested shares of restricted stock. Mr. Kandris was granted 4,286, 8,164 and 12,858 shares of our common stock on January 28, 2010, October 1, 2010 and October 20, 2010, having aggregate grant date fair values of $64,200, $60,000 and $85,500, respectively, calculated based on the fair market value of our common stock on the applicable grant date. Mr. Kandris was granted 8,571 shares of our common stock on August 1, 2011, having an aggregate grant date fair value of $7,371, calculated based on the fair market value of our common stock on the applicable grant date. The grant on January 28, 2010 vested immediately. The grants made on October 1, 2010 and October 20, 2010 vested as to 100% of the shares on July 1, 2011. The grant on August 1, 2011, vests 100% on the earlier of July 1, 2012, or our next annual stockholder meeting.

(10)
At December 31, 2011, Mr. Turner held 22,806 shares from stock awards, including 21,021 unvested shares.  Mr. Turner was granted 1,786, 8,164 and 12,858 shares of our common stock on September 7, 2010, October 1, 2010 and October 20, 2010, having aggregate grant date fair values of $7,375, $60,000 and $85,500, respectively, calculated based on the fair market value of our common stock on the applicable grant date. The grant on September 7, 2010 vested immediately.  The grants made on October 1, 2010 and October 20, 2010 vested as to 100% of the shares on July 1, 2011.  On April 4, 2011, Mr. Turner chose not to stand for reelection as a member of the Board and his directorship ceased on May 19, 2011.

(11)	Represents payments we made to Mr. Kandris in consideration of consulting services provided to us under a consulting agreement.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to our directors, officers and controlling persons under the foregoing provisions of our certificate of incorporation or bylaws, or otherwise, we have been informed that in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 12, 2012, the date of the table, by:

•	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;
•	each of our directors and director nominees;
•	each of our current executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Except as indicated by footnote, percentage of beneficial ownership is based on 86,801,993 shares of common stock and 926,942 shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) outstanding as of the date of the table.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
William L. Jones	Common	336,346	(2)	*
	Series B Preferred	12,820		1.38%
Neil M. Koehler	Common	1,598,281	(3)	1.82%
	Series B Preferred	256,410		27.66%
Bryon T. McGregor	Common	108,272	(4)	*
Christopher W. Wright	Common	50,703	(5)	*
Terry L. Stone	Common	36,021	(6)	*
John L. Prince	Common	31,735	(7)	*
Douglas L. Kieta	Common	38,821		*
Larry D. Layne	Common	134,535	(8)	*
Michael D. Kandris	Common	43,878		*
Frank P. Greinke	Common	410,012	(9)	*
	Series B Preferred	85,180		9.19%
Lyles United, LLC	Common	2,048,042	(10)	2.31%
	Series B Preferred	512,820		55.32%
All executive officers and directors as a group (9 persons)	Common	2,378,592	(11)	2.71%
	Series B Preferred	269,230		29.04%
__________
*	Less than 1.00%
(1)
Messrs. Jones, Koehler, Stone, Prince, Kieta, Layne and Kandris are directors of Pacific Ethanol.  Messrs. Koehler, McGregor, Wright and Kandris are executive officers of Pacific Ethanol.  The address of each of these persons is c/o Pacific Ethanol, Inc., 400 Capitol Mall, Suite 2060, Sacramento, California 95814.  The address of Frank P. Greinke is P.O. Box 4159, 1800 W. Katella, Suite 400, Orange, California 92863.  The address of Lyles United, LLC is c/o Howard Rice Nemerovski Canady Falk & Rabkin, Three Embarcadero Center, Suite 700, San Francisco, California 94111-4024.

(2)
Amount of common stock represents 286,245 shares of common stock held by William L. Jones and Maurine Jones, husband and wife, as community property, 7,143 shares of common stock underlying options issued to Mr. Jones, 2,748 shares of common stock underlying a warrant issued to Mr. Jones and 40,210 shares of common stock underlying our Series B Preferred Stock held by Mr. Jones.

(3)
Amount of common stock represents 720,346 shares of common stock held directly, 54,945 shares of common stock underlying a warrant, 804,240 shares of common stock underlying our Series B Preferred Stock and 18,750 shares of common stock underlying options.

(4)	Includes 8,571 shares of common stock underlying options.
(5)	Includes 8,571 shares of common stock underlying options.
(6)	Includes 2,143 shares of common stock underlying options.
(7)	Includes 2,143 shares of common stock underlying options.
(8)	Includes 100,000 shares beneficially owned by Larry D. Layne, as trustee under the Layne Family Trust.
(9)
Includes 267,170 shares of common stock underlying our Series B Preferred Stock.  The shares are beneficially owned by Frank P. Greinke, as trustee under the Greinke Personal Living Trust Dated April 20, 1999.

(10)	Includes 439,561 shares of common stock underlying warrants and 1,608,481 shares of common stock underlying our Series B Preferred Stock.
(11)
Amount of common stock represents 1,429,128 shares of common stock held directly, 47,321 shares of common stock underlying options, 57,693 shares of common stock underlying warrants and 844,450 shares of common stock underlying our Series B Preferred Stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Stock Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders:
2004 Stock Option Plan(1)	11,429	$57.82	—
2006 Stock Incentive Plan	208,869	$0.82	39,920
_______________
(1)	Our 2004 Stock Option Plan was terminated effective September 7, 2006, except to the extent of then-outstanding options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our corporate governance guidelines provide that a majority of the Board and all members of our Audit, Compensation and Nominating and Corporate Governance Committees shall be independent.  On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with Pacific Ethanol in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these questionnaires, the Board, with the assistance of the Nominating and Corporate Governance Committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the Securities and Exchange Commission and NASDAQ, additional criteria contained in our corporate governance guidelines and consideration of any other material relationship a director may have with Pacific Ethanol.

The Board has determined that all of its directors are independent under these standards, except for (i) William L. Jones, as a result of his receipt of interest payments in excess of $120,000 attributable to a loan made to us by Mr. Jones, (ii) Michael D. Kandris, as a result of his receipt of consulting fees in excess of $120,000 in 2011, and (iii) Neil M. Koehler, who serves full-time as our Chief Executive Officer and President.

Policies and Procedures for Approval of Related Party Transactions

Our Board has the responsibility to review and discuss with management and approve, and has adopted written policies and procedures relating to approval or ratification of, interested transactions with related parties.  During this process, the material facts as to the related party’s interest in a transaction are disclosed to all Board members or the Audit Committee.  Under the policies and procedures, the Board, through the Audit Committee, is to review each interested transaction with a related party that requires approval and either approve or disapprove of the entry into the interested transaction.  An interested transaction is any transaction in which we are a participant and in which any related party has or will have a direct or indirect interest.  Transactions that are in the ordinary course of business and would not require either disclosure required by Item 404(a) of Regulation S-K under the Securities Act or approval of the Board or an independent committee of the Board as required by applicable NASDAQ rules would not be deemed interested transactions.  No director may participate in any approval of an interested transaction with respect to which he or she is a related party.  Our Board intends to approve only those related party transactions that are in the best interests of Pacific Ethanol and our stockholders.

Other than as described below or elsewhere in this report, since January 1, 2011, there has not been a transaction or series of related transactions to which Pacific Ethanol was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.  All of the below transactions were separately approved by our Board.

Certain Relationships and Related Transactions

Miscellaneous

We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above in “Executive Compensation.”  We have entered into an indemnification agreement with each of our directors and executive officers.  The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Neil M. Koehler

Series B Preferred Stock

On May 20, 2008, we sold to Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, 256,410 shares our Series B Preferred Stock, all of which were initially convertible into an aggregate of 109,890 shares of our common stock based on an initial preferred-to-common conversion ratio of 1-for-0.43, and warrants to purchase an aggregate of 54,945 shares of our common stock at an exercise price of $49.00 per share, for an aggregate purchase price of $5,000,000.  As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-3.1.  For the year ended December 31, 2011, we accrued cash dividends in the amount of $350,000 in respect of shares of Series B Preferred Stock held by Mr. Koehler.  For each of the years ended December 31, 2010 and 2009, we accrued cash dividends in the amount of $350,000 in respect of shares of Series B Preferred Stock held by Mr. Koehler.  These dividends, totaling $1,050,000, have not been paid.

Loan Transaction

On March 30, 2009, we entered into an unsecured promissory note in favor of Mr. Koehler. The promissory note was for the principal amount of $1,000,000.  Interest on the unpaid principal amount of the promissory note accrues at a rate per annum of 8.00%.  On October 29, 2010, we paid all accrued interest under the promissory note, totaling $126,500.  On November 5, 2010, we entered into an amendment to the promissory note extending its maturity date to March 31, 2012. On December 31, 2010, we paid all accrued interest under the promissory note, totaling $13,774. On November 30, 2011, we made a principal payment of $250,000, resulting in an unpaid principal balance of $750,000. For the year ended December 31, 2011, we paid all accrued interest under the promissory note, totaling $78,300.  On March 7, 2012, we entered into an amendment to the promissory note further extending its maturity date to March 31, 2013.

Paul P. Koehler

Paul P. Koehler, a brother of Neil M. Koehler, is employed by us as Vice President of Corporate Development at an annual salary of $190,000.

On May 20, 2008, we sold to Mr. Koehler 12,820 shares our Series B Preferred Stock, all of which were initially convertible into an aggregate of 5,494 shares of our common stock based on an initial preferred-to-common conversion ratio of 1-for-0.43, and warrants to purchase an aggregate of 2,747 shares of our common stock at an exercise price of $49.00 per share, for an aggregate purchase price of $250,000.  As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-3.1.  For the year ended December 31, 2011, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.  For each of the years ended December 31, 2010 and 2009, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.  These dividends, totaling $52,500, have not been paid.

Thomas D. Koehler

On May 20, 2008, we sold to Thomas D. Koehler, a brother of Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, 12,820 shares our Series B Preferred Stock, all of which were initially convertible into an aggregate of 5,494 shares of our common stock based on an initial preferred-to-common conversion ratio of 1-for-0.43, and warrants to purchase an aggregate of 2,747 shares of our common stock at an exercise price of $49.00 per share, for an aggregate purchase price of $250,000.  As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-3.1.  For the year ended December 31, 2011, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.  For each of the years ended December 31, 2010 and 2009, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.  These dividends, totaling $52,500, have not been paid.

On April 1, 2008, we entered into an Independent Contractor Services Agreement with Mr. Koehler for the provision of strategic consulting services, including in connection with promoting Pacific Ethanol, and ethanol as a fuel additive and transportation fuel, with governmental agencies.  Mr. Koehler was compensated at a rate of $5,000 per month under this arrangement from April 1, 2008 through September 30, 2010.  Effective October 1, 2010, Mr. Koehler’s compensation was increased to $7,500 per month.

William L. Jones

Series B Preferred Stock

On May 20, 2008, we sold to Mr. Jones 12,820 shares our Series B Preferred Stock, all of which were initially convertible into an aggregate of 5,494 shares of our common stock based on an initial preferred-to-common conversion ratio of 1-for-0.43, and warrants to purchase an aggregate of 2,747 shares of our common stock at an exercise price of $49.00 per share, for an aggregate purchase price of $250,000.  As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-3.1.  For the year ended December 31, 2011, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Jones.  For each of the years ended December 31, 2010 and 2009, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Jones.  These dividends, totaling $52,500, have not been paid.

Loan Transaction

On March 30, 2009, we entered into an unsecured promissory note in favor of Mr. Jones. The promissory note was for the principal amount of $1,000,000.  Interest on the unpaid principal amount of the promissory note accrues at a rate per annum of 8.00%.  On October 29, 2010, we paid $750,000 in principal and all accrued interest under the promissory note, totaling $127,000.  On November 5, 2010, we entered into an amendment to the promissory note extending its maturity date to March 31, 2012.  On December 31, 2010, we paid all accrued interest under the promissory note, totaling $3,000.  On November 30, 2011, we paid in full the remainder of the outstanding balance of $250,000 on the promissory note. For the year ended December 31, 2011, we paid all accrued interest under the promissory note, totaling $18,300.

Lyles United

Series B Preferred Stock

On March 27, 2008, we sold Lyles United 2,051,282 shares our Series B Preferred Stock, all of which were initially convertible into an aggregate of 879,121 shares of our common stock based on an initial preferred-to-common conversion ratio of 1-for-0.43, and warrants to purchase an aggregate of 439,560 shares of our common stock at an exercise price of $49.00 per share, for an aggregate purchase price of $40,000,000.  As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-3.1.  For the years ended December 31, 2011, 2010 and 2009, we accrued cash dividends in the amount of $700,000, $700,000 and $2,270,000, respectively, in respect of shares of Series B Preferred Stock held by Lyles United. These dividends, totaling $3,670,000, have not been paid.

Frank P. Greinke

Series B Preferred Stock

For the year ended December 31, 2011, we accrued cash dividends in the amount of $116,000 in respect of shares of Series B Preferred Stock held by the Greinke Personal Living Trust Dated April 20, 1999 (“Greinke Trust”).  For the years ended December 31, 2010 and 2009, we accrued cash dividends in the amount of $1,366,000 and $414,000, respectively, in respect of shares of Series B Preferred Stock held by the Greinke Trust.  These dividends, totaling $1,896,000, have not been paid.  Frank P. Greinke is one of our former directors and the trustee of the holder of shares of our issued and outstanding Series B Preferred Stock.  The Greinke Trust acquired its shares of Series B Preferred Stock from Lyles United in December 2009.  On January 4, 2011, the Greinke Trust converted 170,358 shares of Series B Preferred Stock into 142,857 shares of our common stock.  On January 10, 2011, the Greinke Trust converted 233,782 shares of Series B Preferred Stock into 196,042 shares of our common stock.

Shares of our Series B Preferred Stock, which were initially convertible into shares of our common stock based on an initial preferred-to-common conversion ratio of 1-for-0.43, were converted into shares of our common stock based on lower conversion ratios resulting from various anti-dilution adjustments, thereby increasing the number of shares of common stock issued to the Greinke Trust in connection with its conversions of our Series B Preferred Stock. The current conversion ratio is approximately 1-for-3.1.

Sales of Ethanol

During the year ended December 31, 2011, we contracted with Southern Counties Oil Co., an entity controlled by Mr. Greinke, for sales of ethanol in an aggregate amount of $11,775,000.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Hein & Associates LLP for the years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees	$344,700	$373,100
Audit-Related Fees	12,600	10,500
Tax Fees	—	—
All Other Fees	—	—
Total	$357,300	$383,600

Audit Fees.  Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and our Registration Statements on Forms S-1 and S-8, including amendments thereto.

Audit-Related Fees.  Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”  Such fees include amounts billed for professional services performed in connection with mergers and acquisitions.  The fees for 2011 and 2010 represent amounts billed for professional services performed in connection with the audit of a 401K plan and a litigation matter.

Tax Fees.  Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees.  Consists of amounts billed for services other than those noted above.

Hein & Associates LLP did not provide any non-audit services for the fiscal years ended December 31, 2011 and 2010.  The Audit Committee did not, therefore, consider whether the provision of non-audit services by Hein & Associates LLP is compatible with maintaining its independence; however, the Audit Committee has satisfied itself with respect to Hein & Associates LLP’s independence.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services.  The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year.  Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year.  Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Chairman of our Audit Committee for pre-approval prior to engaging our independent auditor for such services.  These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.  During 2011 and 2010, all services performed by Hein & Associates LLP were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)                      Financial Statements.

See Index to Consolidated Financial Statements in Item 8 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2012.

(a)(2)                      Financial Statement Schedules.

None.

(a)(3)                      Exhibits.

The following exhibits are incorporated by reference or filed herewith.

		Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code as filed with the United States Bankruptcy Court for the District of Delaware on April 16, 2010	8-K	000-21467	2.1	06/11/2010
2.2	Findings of Fact, Conclusions of Law, and Order Confirming Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code as entered by the United States Bankruptcy Court for the District of Delaware on June 8, 2010	8-K	000-21467	99.1	06/11/2010
2.3	Call Option Agreement dated June 29, 2010 between the Registrant, New PE Holdco LLC and certain Members	8-K	000-21467	10.1	07/06/2010
2.4	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated September 28, 2010 between the Registrant and CS Candlewood Special Situations Fund, L.P.	8-K	000-21467	10.5	09/28/2010

		Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.5	Membership Interest Purchase Agreement dated September 27, 2010, between Pacific Ethanol California, Inc. and Daniel A. Sanders	8-K	000-21467	10.6	09/28/2010
2.6	Exhibit A to Membership Interest Purchase Agreement dated September 27, 2010, between Pacific Ethanol California, Inc. and Daniel A. Sanders	S-1	333-171612	2.5	01/07/2011
2.7	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated November 29, 2011 between the Registrant and Pacific Ethanol Equity Holdings LLC	8-K	000-21467	10.1	12/02/2011
2.8	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 8, 2011 between the Registrant and Candlewood Special Situations Fund, L.P.	S-1	333-178685	2.8	12/22/2011
2.9	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Wexford Spectrum Investors LLC	S-1	333-178685	2.9	12/22/2011
2.10	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Wexford Catalyst Investors LLC	S-1	333-178685	2.10	12/22/2011
2.11	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Debello Investors LLC	S-1	333-178685	2.11	12/22/2011
3.1	Certificate of Incorporation	8-K	000-21467	3.1	03/29/2005
3.2	Certificate of Amendment to Certificate of Incorporation	10-Q	000-21467	3.4	08/16/2010
3.3	Certificate of Amendment to Certificate of Incorporation	8-K	000-21467	3.1	06/07/2011
3.4	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-KSB	000-21467	3.2	04/14/2006
3.5	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.2	03/27/2008
3.6	Bylaws of the Registrant	8-K	000-21467	3.2	03/29/2005
10.1	2004 Stock Option Plan*	S-8	333-123538	4.1	03/24/2005
10.2	Amended 1995 Incentive Stock Plan*	10-KSB	000-21467	10.7	03/31/2003

		Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.3	First Amendment to 2004 Stock Option Plan*	8-K	000-21467	10.3	02/01/2006
10.4	2006 Stock Incentive Plan, as amended*	S-8	333-176540	4.1	08/29/2011
10.5	Form of Employee Restricted Stock Agreement*	8-K	000-21467	10.2	10/10/2006
10.6	Form of Non-Employee Director Restricted Stock Agreement*	8-K	000-21467	10.3	10/10/2006
10.7	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Neil M. Koehler*	8-K	000-21467	10.3	12/17/2007
10.8	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Christopher W. Wright*	8-K	000-21467	10.5	12/17/2007
10.9	Amended and Restated Executive Employment Agreement dated November 25, 2009 between the Registrant and Bryon T. McGregor*	8-K	000-21467	10.1	11/27/2009
10.10	Independent Contractor Services Agreement dated January 1, 2012 between the Registrant and Michael D. Kandris*	8-K	000-21467	10.1	01/05/2012
10.11	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors*	10-K	000-21467	10.46	03/31/2010
10.12	Promissory Note dated March 30, 2009 by the Registrant in favor of Neil M. Koehler*	8-K	000-21467	10.6	04/02/2009
10.13	Amended and Restated Ethanol Purchase and Sale Agreement dated August 9, 2006 between Kinergy Marketing, LLC and Front Range Energy, LLC	8-K	000-21467	10.1	08/15/2006
10.14	Amendment to Amended and Restated Ethanol Purchase and Sale Agreement dated October 17, 2006 between Kinergy Marketing, LLC and Front Range Energy, LLC	8-K	000-21467	10.7	10/23/2006
10.15	Warrant dated March 27, 2008 issued by the Registrant to Lyles United, LLC	8-K	000-21467	10.3	03/27/2008
10.16	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008
10.17	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008

		Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.18	Form of Warrant dated May 22, 2008 issued by the Registrant	8-K	000-21467	10.2	05/23/2008
10.19	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler*	8-K	000-21467	10.3	05/23/2008
10.20	Form of Warrant dated May 23, 2008 issued by the Registrant	8-K	000-21467	10.5	05/23/2008
10.21	Loan and Security Agreement dated July 28, 2008 among Kinergy Marketing LLC, the parties thereto from time to time as Lenders and Wachovia Capital Finance Corporation (Western)	8-K	000-21467	10.1	08/01/2008
10.22	Guarantee dated July 28, 2008 by the Registrant in favor of Wachovia Capital Finance Corporation (Western) for and on behalf of Lenders	8-K	000-21467	10.2	08/01/2008
10.23	Amendment and Waiver Agreement dated May 17, 2009 among the Registrant, Kinergy Marketing, LLC and Wachovia Capital Finance Corporation (Western)	8-K	000-21467	10.1	05/18/2009
10.24	Amendment No. 2 to Loan and Security Agreement dated November 5, 2009 among the Registrant, Kinergy Marketing, LLC and Wachovia Capital Finance Corporation (Western)	10-Q	000-21467	10.3	11/09/2009
10.25	Amendment No. 3 to Loan and Security Agreement dated September 22, 2010 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	09/22/2010
10.26	Amendment No. 4 to Loan and Security Agreement dated October 27, 2010 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	10/27/2010
10.27	Amendment No. 5 to Loan and Security Agreement dated October 27, 2010 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	12/15/2010
10.28	Amendment No. 6 to Loan and Security Agreement dated April 11, 2011 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	06/13/2011

		Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.29	Amendment No. 7 to Loan and Security Agreement dated May 12, 2011 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.2	06/13/2011
10.30	Amendment No. 8 to Loan and Security Agreement dated June 10, 2011 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.3	06/13/2011
10.31	Amendment No. 9 to Loan and Security Agreement dated December 31, 2011 among the Registrant, Kinergy Marketing LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	01/31/2012
10.32	Second Amended and Restated Asset Management Agreement dated June 30, 2011 among the Registrant, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC	8-K	000-21467	10.1	07/06/2011
10.33	Form of Amended and Restated Ethanol Marketing Agreement	8-K	000-21467	10.2	07/06/2011
10.34	Form of Amended and Restated Corn Procurement and Handling Agreement	8-K	000-21467	10.4	07/06/2011
10.35	Form of Amended and Restated Distillers Grains Marketing Agreement	8-K	000-21467	10.5	07/06/2011
10.36	Securities Purchase Agreement dated September 27, 2010 among the Registrant and the investors identified therein	8-K	000-21467	10.1	09/28/2010
10.37	Form of Registration Rights Agreement dated October 6, 2010 among the Registrant and the investors identified therein	8-K	000-21467	10.4	09/28/2010
10.38	Limited Liability Company Agreement of New PE Holdco LLC	10-K	000-21467	10.34	03/31/2011
10.39	Form of Amendment and Exchange Agreement dated January 7, 2011	8-K	000-21467	10.1	01/07/2011
10.40	Form of Warrant dated January 7, 2011 issued by the Registrant	8-K	000-21467	10.3	01/07/2011
10.41	Securities Purchase Agreement dated December 8, 2011 between the Registrant and the investors identified therein	S-1	333-178685	2.11	12/22/2011
10.42	Registration Rights Agreement dated December 13, 2011 between the Registrant and the investors identified therein	8-K	000-21467	10.3	12/09/2011

		Where Located
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.43	Amendment No. 1 to Registration Rights Agreement dated February 22, 2012 between the Registrant and the investors identified therein	10-K	000-21467	10.43	03/08/2012
10.44	Form of Warrant dated December 13, 2011 issued by the Registrant	8-K/A	000-21467	10.2	12/12/2011
21.1	Subsidiaries of the Registrant	10-K	000-21467	21.1	03/31/2011
23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-21467	23.1	03/08/2012
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.1	03/08/2012
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.2	03/08/2012
31.3	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	32.1	03/08/2012
101.INS	XBRL Instance Document**	10-K	000-21467	101.INS	03/08/2012
101.SCH	XBRL Taxonomy Extension Schema**	10-K	000-21467	101.SCH	03/08/2012
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	10-K	000-21467	101.CAL	03/08/2012
101.DEF	XBRL Taxonomy Extension Definition Linkbase**	10-K	000-21467	101.DEF	03/08/2012
101.LAB	XBRL Taxonomy Extension Label Linkbase**	10-K	000-21467	101.LAB	03/08/2012
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	10-K	000-21467	101.PRE	03/08/2012
_______________
(*)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.
(**)
Pursuant to applicable securities laws and regulations, the registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as the registrant has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April, 2012.

PACIFIC ETHANOL, INC.
/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES William L. Jones	Chairman of the Board and Director	April 13, 2012

/s/ NEIL M. KOEHLER Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	April 13, 2012

/s/ BRYON T. MCGREGOR Bryon T. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2012

/s/ TERRY L. STONE Terry L. Stone	Director	April 13, 2012

/s/ JOHN L. PRINCE John L. Prince	Director	April 13, 2012

/s/ DOUGLAS L. KIETA Douglas L. Kieta	Director	April 13, 2012

/s/ LARRY D. LAYNE Larry D. Layne	Director	April 13, 2012

/s/ MICHAEL D. KANDRIS Michael D. Kandris	Director	April 13, 2012