Form 10-Q
period 2012-03-31
Pacific Ethanol, Inc.
filed 2012-05-11
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 10, 2012, there were 86,801,993 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
ASSETS	2012	2011
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$4,981	$8,914
Accounts receivable, net (net of allowance for doubtful accounts of $26 and $24, respectively)	29,122	28,140
Inventories	14,437	16,131
Prepaid inventory	7,199	9,239
Other current assets	2,473	4,324
Total current assets	58,212	66,748
Property and equipment, net	157,610	159,617
Other Assets:
Intangible assets, net	4,227	4,458
Other assets	1,600	1,653
Total other assets	5,827	6,111
Total Assets**	$221,649	$232,476

_______________

*	Amounts derived from the audited financial statements for the year ended December 31, 2011.
**	Assets of the consolidated variable interest entity that can only be used to settle obligations of that entity were $166,625 and $173,606 as of March 31, 2012 and December 31, 2011, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$8,497	$5,519
Accrued liabilities	2,852	2,713
Current portion – long-term debt due to related party	750	750
Total current liabilities	12,099	8,982

Long-term debt, net of current portion	93,718	93,689
Accrued preferred dividends	7,315	7,315
Other liabilities	3,151	3,226
Total Liabilities**	116,283	113,212

Commitments and Contingencies (Notes 4, 5 and 7)	—	—

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of March 31, 2012 and December 31, 2011; liquidation preference of $25,390 as of March 31, 2012	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 86,803,932 and 86,631,664 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	87	87
Additional paid-in capital	557,279	556,871
Accumulated deficit	(515,253)	(509,985)
Total Pacific Ethanol, Inc. Stockholders’ Equity	42,114	46,974
Noncontrolling interest in variable interest entity	63,252	72,290
Total Stockholders’ Equity	105,366	119,264
Total Liabilities and Stockholders’ Equity	$221,649	$232,476

_______________

*	Amounts derived from the audited financial statements for the year ended December 31, 2011.
**	Liabilities of the consolidated variable interest entity for which creditors do not have recourse to the general credit of Pacific Ethanol, Inc. were $84,311 and $76,478 as of March 31, 2012 and December 31, 2011, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$197,719	$173,148
Cost of goods sold	205,196	170,584
Gross profit (loss)	(7,477)	2,564
Selling, general and administrative expenses	3,378	4,188
Loss from operations	(10,855)	(1,624)
Fair value adjustments on convertible debt and warrants	(33)	926
Interest expense, net	(2,909)	(3,638)
Other expense, net	(194)	(343)
Loss before provision for income taxes	(13,991)	(4,679)
Provision for income taxes	—	—
Consolidated net loss	(13,991)	(4,679)
Net loss attributed to noncontrolling interest in variable interest entity	9,038	4,697
Net income (loss) attributed to Pacific Ethanol, Inc.	$(4,953)	$18
Preferred stock dividends	$(315)	$(312)
Net loss available to common stockholders	$(5,268)	$(294)
Net loss per share, basic and diluted	$(0.06)	$(0.02)
Weighted-average shares outstanding, basic and diluted	86,222	13,582

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Consolidated net loss	$(13,991)	$(4,679)
Adjustments to reconcile consolidated net loss to cash used in operating activities:
Depreciation and amortization of intangibles	3,134	3,136
Fair value adjustments on convertible debt and warrants	33	(926)
Inventory valuation	(2)	—
Amortization of deferred financing fees	164	159
Noncash compensation	296	769
Gain on derivatives	(135)	(28)
Bad debt expense	2	(130)
Changes in operating assets and liabilities:
Accounts receivable	(984)	(6,354)
Inventories	1,696	(1,177)
Prepaid expenses and other assets	1,395	363
Prepaid inventory	2,040	434
Accounts payable and accrued expenses	3,600	2,529
Net cash used in operating activities	(2,752)	(5,904)
Investing Activities:
Additions to property and equipment	(896)	(280)
Net cash used in investing activities	(896)	(280)
Financing Activities:
Preferred stock dividends paid	(315)	—
Net proceeds from borrowings	30	5,898
Net cash (used in) provided by financing activities	(285)	5,898
Net decrease in cash and cash equivalents	(3,933)	(286)
Cash and cash equivalents at beginning of period	8,914	8,736
Cash and cash equivalents at end of period	$4,981	$8,450

Supplemental Information:
Interest paid	$2,789	$2,680
Noncash financing and investing activities:
Reclass of warrant liability to equity upon cashless net exercise	$112	$—
Preferred stock dividends accrued	$—	$312
Debt extinguished with issuance of common stock	$—	$7,000

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its wholly-owned subsidiaries, including Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), and Pacific Ag. Products, LLC, a California limited liability company (“PAP”), for all periods presented, and for the periods specified below, New PE Holdco, which owns the Plant Owners (each as defined below) (collectively, the “Company”).

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

The Company manages the production and operation of the four ethanol production facilities, namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and Pacific Ethanol Holding Co. LLC (“New PE Holdco,” and together with the Pacific Ethanol Plants, the “Plant Owners”). These four facilities have an aggregate annual production capacity of up to 200 million gallons. As of March 31, 2012, three of the facilities were operating and one of the facilities was idled. When market conditions permit, and with approval of New PE Holdco, the Company intends to resume operations at the Madera, California facility.

On October 6, 2010, the Company purchased a 20% ownership interest in New PE Holdco, a variable interest entity (“VIE”), from a number of New PE Holdco’s owners. At that time, the Company determined it was the primary beneficiary of New PE Holdco, and as such, has consolidated the results of New PE Holdco since then. See Note 2 – Variable Interest Entity. On each of November 29, 2011 and December 19, 2011, the Company purchased an additional 7% ownership interest in New PE Holdco, bringing the Company’s total ownership interest in New PE Holdco to 34%. As of March 31, 2012, the Company held a 34% ownership interest in New PE Holdco.

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

Of the accounts receivable balance, approximately $24,629,000 and $23,715,000 at March 31, 2012 and December 31, 2011, respectively, were used as collateral under Kinergy’s working capital line of credit. The allowance for doubtful accounts was $26,000 and $24,000 as of March 31, 2012 and December 31, 2011, respectively. The Company recorded a bad debt expense of $2,000 and a bad debt recovery of $130,000 for the three months ended March 31, 2012 and 2011, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications of prior year’s data have been made to conform to 2012 classifications. Such classifications had no effect on net loss reported in the consolidated statements of operations.

2.	VARIABLE INTEREST ENTITY.

The Company concluded that at all times since New PE Holdco’s inception, New PE Holdco has been a VIE because the owners of New PE Holdco, due to the Company’s involvement through its contractual arrangements, have at all times lacked the power to direct the activities that most significantly impacted its economic performance. Some of these activities include efficient management and operation of the Pacific Ethanol Plants, sale of ethanol, the procurement of feedstock, sale of co-products and implementation of risk management strategies. At the time of New PE Holdco’s inception, however, the Company did not have an obligation to absorb losses or receive benefits that could potentially be significant to New PE Holdco and, as a result, it was determined that the Company was not New PE Holdco’s primary beneficiary. Upon the Company’s purchase of its 20% ownership interest in New PE Holdco on October 6, 2010, the Company, through its ownership interest, had an obligation to absorb losses and receive benefits that could potentially be significant to New PE Holdco. As a result, the Company then became the primary beneficiary of New PE Holdco and began consolidating the financial results of New PE Holdco. On November 29, 2011, the Company purchased an additional 7% ownership interest in New PE Holdco for $4,502,000 in cash. On December 19, 2011, the Company purchased another 7% ownership interest in New PE Holdco for $4,615,000 in cash.

The carrying values and classification of assets that are collateral for the obligations of New PE Holdco consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$1,293	$2,070
Other current assets	10,742	14,320
Property and equipment	153,134	155,523
Other assets	1,456	1,693
Total assets	$166,625	$173,606

Current liabilities	$4,883	$3,064
Long-term debt	79,257	73,256
Other liabilities	171	158
Total liabilities	$84,311	$76,478

The Company’s acquisition of its ownership interest in New PE Holdco does not impact the Company’s rights or obligations under any of its contractual agreements. Further, creditors of New PE Holdco do not have recourse to the Company. Since its acquisition, the Company has not provided any additional support to New PE Holdco beyond the terms of its contractual agreements.

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$8,236	$9,429
Work in progress	4,073	4,284
Raw materials	1,228	1,334
Other	900	1,084
Total	$14,437	$16,131
4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2012 and 2011, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized gains of $134,000 and $28,000 as the change in the fair value of these contracts for the three months ended March 31, 2012 and 2011, respectively. The notional balances remaining on these contracts were $1,678,000 and $9,186,000 as of March 31, 2012 and December 31, 2011, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2012	2011
Commodity contracts	Cost of goods sold	$(102)	$13
		$(102)	$13

		Unrealized Gains
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2012	2011
Commodity contracts	Cost of goods sold	$236	$15
		$236	$15

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Kinergy operating line of credit	$14,461	$20,432
Note payable to related party	750	750
New PE Holdco term debt	51,279	51,279
New PE Holdco operating line of credit	27,978	21,978
	94,468	94,439
Less short-term portion	(750)	(750)
Long-term debt	$93,718	$93,689

Kinergy Operating Line of Credit – In May 2012, the Company extended Kinergy’s operating line of credit. The renewal of Kinergy’s credit facility is for an aggregate amount of up to $40.0 million, including an optional accordion feature for up to an additional $10.0 million. The prior credit facility included an accordion feature of $5.0 million. The credit facility expires on December 31, 2015. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (LIBOR), plus (ii) a specified applicable margin ranging between 2.50% and 3.50%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $3,000 monthly servicing fee. In addition, the amended facility includes the accounts receivable of PAP as additional collateral.

New PE Holdco Working Capital Line of Credit – For the three months ended March 31, 2012, New PE Holdco borrowed $6,000,000 on its working capital line of credit.

Note Payable to Related Party – On March 31, 2009, the Company’s Chief Executive Officer provided funds in an aggregate amount of $1,000,000 for general working capital purposes, in exchange for an unsecured promissory note issued by the Company. Interest on the unpaid principal amount accrues at a rate of 8.00% per annum. The Company recorded interest under this note of approximately $15,000 and $20,000 for the three months ended March 31, 2012 and 2011, respectively. As of December 31, 2011, the remaining amount of $750,000 was due and payable on the extended maturity date of March 31, 2012. On March 7, 2012, the maturity date was further extended to March 31, 2013.

6.	WARRANTS.

For the three months ended March 31, 2012, certain warrant holders exercised warrants with respect to 252,101 shares of common stock on a cashless exercise basis, resulting in 172,269 net shares of common stock issued by the Company.

7.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At March 31, 2012, the Company had fixed-price purchase contracts with its suppliers to purchase $14,753,000 of ethanol and indexed-price contracts to purchase 2,604,000 gallons of ethanol. These contracts will be satisfied throughout the remainder of 2012.

Sales Commitments – At March 31, 2012, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and WDG. The volumes indicated in the indexed-price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price
Contracts
Ethanol	$675
WDG	987
Total	$1,662

Indexed-Price Contracts (Volume)
Ethanol (gallons)	103,973
WDG (tons)	70

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

The Company valued its warrants using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. Significant assumptions used in the valuations for the dates noted are as follows:

Warrants issued in October 2010:

Assumptions	March 31, 2012	December 31, 2011
Exercise price	$0.45	$0.45
Volatility	76.0%	68.0%
Risk free interest rate	1.33%	1.09%
Term (years)	5.60	5.90
Marketability discount	50.3%	47.4%

Based on the above, the Company estimated the fair value of these warrants to be $115,000 at March 31, 2012 and $226,000 at December 31, 2011.

Warrants issued in December 2011:

Assumptions	March 31, 2012	December 31, 2011
Exercise price	$1.50	$1.50
Volatility	78.3%	68.0%
Risk free interest rate	1.04%	0.83%
Term (years)	4.71	4.96
Marketability discount	56.6%	52.0%

Based on the above, the Company estimated the fair value of these warrants to be $1,727,000 at March 31, 2012 and $1,695,000 at December 31, 2011.

10

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants(1)	$—	$—	$1,842	$1,842
Commodity contracts(2)	21	—	—	21
Total Liabilities	$21	$—	$1,842	$1,863

__________

(1) Included in other liabilities in the consolidated balance sheets.

(2) Included in accrued liabilities in the consolidated balance sheets.

The following tables summarize fair value measurements by level at December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$244	—	—	$244
Total Assets	$244	$—	$—	$244

__________

(1) Included in other current assets in the consolidated balance sheets.

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants(1)	$—	$—	$1,921	$1,921
Commodity contracts(2)	500	—	—	500
Total Liabilities	$500	$—	$1,921	$2,421

__________

(1) Included in other liabilities in the consolidated balance sheets.

(2) Included in accrued liabilities in the consolidated balance sheets.

The changes in the fair value of the Company’s Level 3 inputs are as follows (in thousands):

Balance, December 31, 2011	$1,921
Warrant exercises	(112)
Adjustments to fair value for the period	33
Balance, March 31, 2012	$1,842

11

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(4,953)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Loss available to common stockholders	$(5,268)	86,222	$(0.06)

	Three Months Ended March 31, 2011
	Income (Loss) Numerator	Shares Denominator	Per-Share Amount
Net income	$18
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Loss available to common stockholders	$(294)	13,582	$(0.02)

There were an aggregate of 3,213,000 and 8,108,000 potentially dilutive weighted-average shares from convertible securities outstanding as of March 31, 2012 and 2011, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2012 and 2011, as their effect would have been anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company had accrued and paid cash dividends in respect of its Series B Preferred Stock of $315,000 for the three months ended March 31, 2012 and accrued but did not pay cash dividends of $312,000 for the three months ended March 31, 2011. The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $7,315,000 as of March 31, 2012 and December 31, 2011.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of March 31, 2012 and December 31, 2011. This note matures on March 31, 2013.

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

11.	SUBSEQUENT EVENT.

As discussed in Note 5, the Company amended Kinergy’s operating line of credit effective May 4, 2012.

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

Any of the factors described immediately above, or referenced from time to time in our filings with the Securities and Exchange Commission or in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; consolidation of variable interest entities; warrants carried at fair value; impairment of long-lived and intangible assets; and allowance for doubtful accounts. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage Variance
	2012	2011
Production gallons sold (in millions)	35.3	36.9	(4.3%)
Third party gallons sold (in millions)	79.5	47.7	66.7%
Total gallons sold (in millions)	114.8	84.6	35.7%

Average sales price per gallon	$2.34	$2.53	(7.5%)

Corn cost per bushel—CBOT equivalent (1)	$6.47	$6.63	(2.4%)
Co-product revenues as % of delivered cost of corn	24.5%	22.7%	7.9%)

Average CBOT ethanol price per gallon	$2.22	$2.42	(8.3%)
Average CBOT corn price per bushel	$6.41	$6.70	(4.3%)
_______________________
(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2012	2011	Dollars	Percent

Net sales	$197,719	$173,148	$24,571	14.2%
Cost of goods sold	205,196	170,584	34,612	20.3%
Gross profit (loss)	$(7,477)	$2,564	$(10,041)	NM
Percentage of net sales	(3.8)%	1.5%

Net Sales

The increase in our net sales for the three months ended March 31, 2012 as compared to the same period in 2011 was due to an increase in total gallons sold, partially offset by a decrease in our average sales price per gallon.

Total volume of ethanol gallons sold increased by 30.2 million gallons, or 36%, to 114.8 million gallons for the three months ended March 31, 2012 as compared to 84.6 million gallons for the same period in 2011. The increase in total gallons sold is primarily due to an increase in third party gallons sold, partially offset by a reduction in production gallons sold. Total volume of third party gallons sold increased by 31.8 million gallons, or 67%, to 79.5 million gallons for the three months ended March 31, 2012 as compared to 47.7 million gallons for the same period in 2011. The increase in third party sales volume is primarily due to additional gallons sold through third-party ethanol marketing arrangements. Total volume of production gallons sold decreased by 1.6 million gallons, or 4%, to 35.3 million gallons for the three months ended March 31, 2012 as compared to 36.9 million gallons for the same period in 2011. The decrease in production gallons sold is primarily due to reduced production as we adjusted to a lower margin environment.

Our average sales price per gallon decreased 8% to $2.34 for the three months ended March 31, 2012 from an average sales price per gallon of $2.53 for the same period in 2011. The average CBOT price per gallon decreased 8% to $2.22 for the three months ended March 31, 2012 from an average CBOT price per gallon of $2.42 for the same period in 2011.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin decreased to negative 3.8% for the three months ended March 31, 2012 from positive 1.5% for the same period in 2011 primarily due to increased production costs, mostly from higher corn costs relative to ethanol prices. Further, for the three months ended March 31, 2011, we were able to offset approximately $1.5 million of our additional costs due to elevated corn prices with proceeds from the California Ethanol Producer Incentive Program, which were recorded as a reduction to cost of goods sold. We did not receive any such proceeds for the three months ended March 31, 2012.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2012	2011	Dollars	Percent

Selling, general and administrative expenses	$3,378	$4,188	$(810)	(19.3)%
Percentage of net sales	1.7%	2.4%

Our SG&A decreased in both absolute dollars and as a percentage of net sales for the three months ended March 31, 2012. SG&A decreased $0.8 million to $3.4 million for the three months ended March 31, 2012 as compared to $4.2 million for the same period in 2011. The decrease in the dollar amount of SG&A is primarily due to the following factors:

•	noncash compensation expenses decreased by $0.5 million due to the decreased value of grants of restricted stock awards to our employees and members of our board of directors; and
•	professional fees decreased by $0.4 million due to lower administrative costs incurred by New PE Holdco and an overall decrease in legal expenses;

Fair Value Adjustments on Convertible Debt and Warrants

The following table presents our fair value adjustments on convertible debt and warrants in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2012	2011	Dollars	Percent

Fair value adjustments on convertible debt and warrants	$(33)	$926	$(959)	(103.6)%
Percentage of net sales	0.0%	0.5%

We issued senior convertible notes and warrants in 2010 for $35.0 million in cash and additional warrants in 2011. These senior convertible notes and warrants were recorded at fair value. We recorded an expense of less than $0.1 million related to the subsequent fair value adjustments of the warrants for the three months ended March 31, 2012 due a relatively flat stock price from the beginning of the year. The senior convertible notes were fully retired in November 2011.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2012	2011	Dollars	Percent

Interest expense, net	$2,909	$3,638	$(729)	(20.0)%
Percentage of net sales	1.5%	2.1%

Interest expense, net decreased by $0.7 million to $2.9 million for the three months ended March 31, 2012 from $3.6 million for the same period in 2011. The decrease in interest expense, net is primarily due to decreased average debt balances, largely due to the retirement of our senior convertible notes in November 2011.

Other Expense, net

The following table presents our other expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2012	2011	Dollars	Percent

Other expense, net	$194	$343	$(149)	(43.4)%
Percentage of net sales	0.1%	0.2%

Other expense, net decreased by $0.1 million to $0.2 million for the three months ended March 31, 2012 from $0.3 million for the same period in 2011. The decrease in other expense, net is primarily due to a decrease in bank fees.

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the proportionate share of the net loss attributed to noncontrolling interest in variable interest entity in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2012	2011	Dollars	Percent

Net loss attributed to noncontrolling interest in variable interest entity	$9,038	$4,697	$4,341	92.4%
Percentage of net sales	4.6%	2.7%

Net loss attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of New PE Holdco, a variable interest entity. For the three months ended March 31, 2012 and 2011, we consolidated the entire income statement of New PE Holdco. However, because we owned only 34% and 20% of New PE Holdco for the three months ended March 31, 2012 and 2011, respectively, we reduced our consolidated net loss for the noncontrolling interest, which was the ownership interest that we did not own.

Net Income (Loss) Attributed to Pacific Ethanol, Inc.

The following table presents our net income (loss) attributed to Pacific Ethanol, Inc. in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2012	2011	Dollars	Percent

Net income (loss) attributed to Pacific Ethanol, Inc.	$(4,953)	$18	$(4,971)	NM
Percentage of net sales	(2.5)%	0.0%

Net income (loss) attributed to Pacific Ethanol, Inc. decreased during the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to a decrease in gross profit, which was partially offset by decreases in SG&A expenses and interest expense, net.

Preferred Stock Dividends and Net Loss Available to Common Stockholders

The following table presents the preferred stock dividends for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, in dollars and as a percentage of net sales, and our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended
	March 31,		Variance in
	2012	2011	Dollars	Percent

Preferred stock dividends	$315	$312	$3	1.0%
Percentage of net sales	0.2%	0.2%
Net loss available to common stockholders	$5,268	$294	$4,974	1,691.8%
Percentage of net sales	2.7%	0.2%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We have recorded dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for three months ended March 31, 2012 and 2011. We paid the dividends for the three months ended March 31, 2012, however, we accrued and did not pay the dividends for the three months ended March 31, 2011, resulting in total accrued and unpaid dividends in respect of our Series B Preferred Stock of $7.3 million as of March 31, 2012.

Liquidity and Capital Resources

During the three months ended March 31, 2012, we funded our operations primarily from cash provided by operations, borrowings under our credit facilities and the remaining proceeds from our private placement in December 2011.

We had working capital of $46.1 million and $57.8 million as of March 31, 2012 and December 31, 2011, respectively. We had cash and cash equivalents of $5.0 million and $8.9 million as of March 31, 2012 and December 31, 2011, respectively.

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

	March 31, 2012	December 31, 2011	Variance
Cash and cash equivalents	$4,981	$8,914	(44.1)%
Current assets	$58,212	$66,748	(12.8)%
Total assets of variable interest entity	$166,625	$173,606	(4.0)%
Current liabilities	$12,099	$8,982	34.7%
Property and equipment, net	$157,610	$159,617	(1.3)%
Notes payable, current portion	$750	$750	0.0%
Notes payable, noncurrent portion	$93,718	$93,689	0.0%
Total liabilities of variable interest entity	$84,311	$76,478	10.2%
Working capital	$46,113	$57,766	(20.2)%
Working capital ratio	4.81	7.43	(35.3)%

Change in Working Capital and Cash Flows

Working capital decreased to $46.1 million at March 31, 2012 from $57.8 million at December 31, 2011 as a result of decreases in current assets of $8.5 million and increases in current liabilities of $3.2 million.

Current assets decreased primarily due to decreases in cash and cash equivalents of $3.9 million, inventories, including prepaid inventory, of $3.7 million and other current assets of $1.9 million. Current liabilities increased primarily due to increases in trade accounts payable.

Cash used in operating activities of $2.8 million resulted primarily from a consolidated net loss of $14.0 million, partially offset by an increase in accounts payable and accrued expenses of $3.6 million, depreciation and amortization of $3.1 million, decreases in inventories, including prepaid inventories, of $3.7 million, and decreases in prepaid expenses and other assets of $1.4 million.

Cash used in investing activities of $0.9 million resulted from additions to property and equipment.

Cash used in financing activities of $0.3 million resulted from cash payment of dividends in respect of our Series B Preferred Stock.

Kinergy Operating Line of Credit

In May 2012, we extended Kinergy’s operating line of credit. The renewal of Kinergy’s credit facility is for an aggregate amount of up to $30.0 million, with an optional accordion feature for up to an additional $10.0 million. The prior credit facility included an accordion feature of $5.0 million. The credit facility expires on December 31, 2015. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (LIBOR), plus (ii) a specified applicable margin ranging between 2.50% and 3.50%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $3,000 monthly servicing fee. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited to $800,000 per fiscal quarter in 2012, $900,000 per fiscal quarter in 2013, $1,000,000 per fiscal quarter in 2014 and $1,100,000 per fiscal quarter in 2015.

In addition, the amended facility includes the accounts receivable of PAP as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited to the extent that quarterly payments do not result in PAP recording less than $100,000 of net income in the quarter.

For the fiscal quarter ending June 30, 2012 and each fiscal quarter thereafter, Kinergy and PAP are collectively required to generate aggregate earnings before interest, taxes, depreciation and amortization, or EBITDA, of $450,000 for the quarter and aggregate EBITDA of $1,100,000 for each two consecutive quarters. These amounts are required through December 31, 2013. In 2014, the required EBITDA amounts increase to $500,000 per quarter and $1,300,000 for each two consecutive quarters. Further, for all monthly periods, Kinergy and PAP must collectively maintain a fixed charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender.

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Years Ended December 31,
	2012	2011	2011	2010

EBITDA Requirement – Three Months	$300	$250	N/A	$250
Actual	$639	$1,890	N/A	$555
Excess	$339	$1,640	N/A	$305

EBITDA Requirement – Six Months	N/A	$900	$800	$900
Actual	N/A	$2,480	$858	$2,387
Excess	N/A	$1,580	$58	$1,487

Fixed Coverage Ratio Requirement	2.00	1.10	2.00	1.10
Actual	2.98	8.99	4.26	7.13
Excess	0.98	7.89	2.26	6.03

We have guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2012, Kinergy had an available borrowing base under the credit facility of $15.5 million and had an outstanding balance of $14.5 million.

New PE Holdco Term Debt and Working Capital Line of Credit

The Plant Owners have approximately $50.0 million in three-year term loans and a three-year revolving credit facility of up to $35.0 million to fund working capital requirements. The term loans and credit facility mature in June 2013. We believe that the Plant Owners’ will seek to refinance these loans prior to their stated maturity date. As of March 31, 2012, New PE Holdco had an outstanding letter of credit of approximately $0.8 million, unused availability under the credit facility of $6.2 million and an outstanding balance of $28.0 million.

Note Payable to Related Party

On March 31, 2009, our Chief Executive Officer provided funds in an aggregate amount of $1.0 million for general working capital purposes, in exchange for an unsecured promissory note issued by us. Interest on the unpaid principal amount accrues at a rate of 8.00% per annum. As of December 31, 2011, the remaining amount of $0.8 million was due and payable on the extended maturity date of March 31, 2012. On March 7, 2012, the maturity date was further extended to March 31, 2013.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2012 and 2011.

Impact of New Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of those legal proceedings, claims and litigation could adversely affect our quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not adversely affect in any material respect our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

In February 2012, we issued an aggregate of 172,269 shares of common stock to one accredited investor upon the cashless exercise of outstanding warrants. The cashless exercise resulted in the cancellation of an aggregate of 79,832 shares of common stock otherwise issuable under the warrants with an aggregate fair market value of $113,448. Exemption from the registration provisions of the Securities Act of 1933 for the transaction described above is claimed under Section 3(a)(9) of the Securities Act of 1933, among others.

Dividends

For each of the three months ended March 31, 2012 and 2011, we recorded an aggregate of $0.3 million in dividends on our Series B Preferred Stock. We declared and paid $0.3 million in dividends for the three months ended March 31, 2012. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the years ended December 31, 2011, 2010 and 2009. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	Independent Contractor Services Agreement dated effective as of January 1, 2012 by and between Pacific Ethanol, Inc. and Michael D. Kandris (1)

10.2	Amendment No. 9 to Loan and Security Agreement, dated effective December 31, 2011, by and among Kinergy Marketing LLC, Pacific Ethanol, Inc. and Wells Fargo Capital Finance, LLC, successor by merger to Wachovia Capital Finance Corporation (Western) (2)

10.3	Amendment No. 1 to Registration Rights Agreement dated February 22, 2012 between Pacific Ethanol, Inc. and the investors identified therein (3)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)(4)

101.SCH	XBRL Taxonomy Extension Schema (*)(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)(4)

____________________

(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for December 30, 2011 filed with the Securities and Exchange Commission on January 5, 2012.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for January 25, 2012 filed with the Securities and Exchange Commission on January 31, 2012.
(3)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 8, 2012.
(4)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 11, 2012	By:	/s/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

-28-