Form 10-Q
period 2012-06-30
Pacific Ethanol, Inc.
filed 2012-08-14
CIK 778164

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, there were 114,801,245 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
ASSETS	2012	2011
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$5,666	$8,914
Accounts receivable, net	24,279	28,140
Inventories	16,303	16,131
Prepaid inventory	6,030	9,239
Other current assets	1,720	4,324
Total current assets	53,998	66,748

Property and equipment, net	155,457	159,617

Other Assets:
Intangible assets, net	3,996	4,458
Other assets	1,580	1,653
Total other assets	5,576	6,111

Total Assets**	$215,031	$232,476

_______________

*	Amounts derived from the audited financial statements for the year ended December 31, 2011.
**	Assets of the consolidated variable interest entity that can only be used to settle obligations of that entity were $164,060 and $173,606 as of June 30, 2012 and December 31, 2011, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$8,200	$5,519
Accrued liabilities	2,818	2,713
Accrued preferred dividends	7,315	7,315
Current portion - long-term debt (including $750 to related party)	40,075	750
Total current liabilities	58,408	16,297

Long-term debt, net of current portion	59,694	93,689
Other liabilities	1,871	3,226

Total Liabilities**	119,973	113,212

Commitments and Contingencies (Notes 4, 5 and 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of June 30, 2012 and December 31, 2011; liquidation preference of $25,390 as of June 30, 2012	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 86,801,993 and 86,631,664 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	87	87
Additional paid-in capital	557,318	556,871
Accumulated deficit	(518,197)	(509,985)
Total Pacific Ethanol, Inc. Stockholders’ Equity	39,209	46,974
Noncontrolling interest in variable interest entity	55,849	72,290
Total Stockholders’ Equity	95,058	119,264
Total Liabilities and Stockholders’ Equity	$215,031	$232,476

______________

*	Amounts derived from the audited financial statements for the year ended December 31, 2011.
**	Liabilities of the consolidated variable interest entity for which creditors do not have recourse to the general credit of Pacific Ethanol, Inc. were $90,365 and $76,478 as of June 30, 2012 and December 31, 2011, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$205,447	$214,593	$403,166	$387,741
Cost of goods sold	210,347	213,310	415,543	383,894
Gross profit (loss)	(4,900)	1,283	(12,377)	3,847
Selling, general and administrative expenses	3,124	4,059	6,502	8,247
Loss from operations	(8,024)	(2,776)	(18,879)	(4,400)
Fair value adjustments on convertible debt and warrants	1,285	1,929	1,252	2,855
Interest expense, net	(3,093)	(3,628)	(6,002)	(7,266)
Other expense, net	(200)	(200)	(394)	(543)
Loss before provision for income taxes	(10,032)	(4,675)	(24,023)	(9,354)
Provision for income taxes	—	—	—	—
Consolidated net loss	(10,032)	(4,675)	(24,023)	(9,354)
Net loss attributed to noncontrolling interest in variable interest entity	7,403	5,425	16,441	10,122
Net income (loss) attributed to Pacific Ethanol	$(2,629)	$750	$(7,582)	$768
Preferred stock dividends	$(315)	$(315)	$(630)	$(627)
Income (loss) available to common stockholders	$(2,944)	$435	$(8,212)	$141
Net income (loss) per share, basic and diluted	$(0.03)	$0.03	$(0.10)	$0.01
Weighted-average shares outstanding, basic and diluted	86,386	16,768	86,304	15,183

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Consolidated net loss	$(24,023)	$(9,354)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization of intangibles	6,227	6,319
Fair value adjustments on convertible debt and warrants	(1,252)	(2,855)
Amortization of deferred financing fees	327	319
Noncash compensation	550	1,525
Derivative instruments	(255)	61
Bad debt recovery	—	(140)
Changes in operating assets and liabilities:
Accounts receivable	3,861	(8,286)
Inventories	(172)	(3,545)
Prepaid expenses and other assets	2,270	579
Prepaid inventory	3,209	(3,426)
Accounts payable and accrued expenses	2,916	4,804
Net cash used in operating activities	(6,342)	(13,999)

Investing Activities:
Additions to property and equipment	(1,605)	(1,364)
Net cash used in investing activities	(1,605)	(1,364)

Financing Activities:
Preferred stock dividends paid	(630)	—
Net proceeds from borrowings	5,329	16,459
Net cash provided by financing activities	4,699	16,459
Net increase (decrease) in cash and cash equivalents	(3,248)	1,096
Cash and cash equivalents at beginning of period	8,914	8,736
Cash and cash equivalents at end of period	$5,666	$9,832

Supplemental Information:
Interest paid	$5,697	$5,529
Noncash financing and investing activities:
Preferred stock dividends accrued	$—	$627
Debt extinguished with issuance of common stock	$—	$14,700

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business – The consolidated financial statements include the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its wholly-owned subsidiaries, including Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”) and its wholly-owned subsidiary Pacific Ag. Products, LLC, a California limited liability company (“PAP”) for all periods presented, and for the periods specified below, the Plant Owners (as defined below) (collectively, the “Company”).

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

The Company manages the production and operation of the four ethanol production facilities, namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and Pacific Ethanol Holding Co. LLC (“New PE Holdco,” and together with the Pacific Ethanol Plants, the “Plant Owners”). These four facilities have an aggregate annual production capacity of up to 200 million gallons. As of June 30, 2012, three of the facilities were operating and one of the facilities was idled. When market conditions permit, and with approval of New PE Holdco, the Company intends to resume operations at the Madera, California facility.

On October 6, 2010, the Company purchased a 20% ownership interest in New PE Holdco, a variable interest entity (“VIE”), from a number of New PE Holdco’s owners. At that time, the Company determined it was the primary beneficiary of New PE Holdco, and as such, has consolidated the results of New PE Holdco since then. See Note 2 – Variable Interest Entity. On each of November 29, 2011 and December 19, 2011, the Company purchased an additional 7% ownership interest in New PE Holdco, bringing the Company’s total ownership interest in New PE Holdco to 34%. As of June 30, 2012, the Company held a 34% ownership interest in New PE Holdco. On June 27, 2012, the Company entered into agreements to purchase an additional 33% ownership interest in New PE Holdco. The transaction closed on July 13, 2012 and as of that date, the Company held a 67% ownership interest in New PE Holdco.

Liquidity– The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including its credit facilities, will be adequate to meet its anticipated working capital and capital expenditure requirements for the remainder of 2012. If, however, the Company’s capital requirements or cash flow vary materially from its current projections, if unforeseen circumstances occur, or if the Company requires a significant amount of cash to fund future acquisitions, the Company may require additional financing during that period. The Company’s failure to raise capital, if needed, could restrict its growth, or hinder its ability to compete.

In July 2012, as part of the Company’s acquisition of an additional 33% ownership interest in New PE Holdco, the Company issued senior unsecured promissory notes (the “Notes”) due April 13, 2013 in the aggregate principal amount of $10.0 million. The Company does not currently have sufficient funds, and the Company does not anticipate generating sufficient funds through its operations, to repay amounts owed under the Notes when they become due at maturity. The Company plans to raise additional debt or equity capital, or both, prior to April 13, 2013, to repay the Notes. The Company also extended for three additional years, all but $39.3 million of term debt and revolving working capital line of credit for New PE Holdco. The remaining amount is due in June 2013 under the terms of the original agreement. The Company plans to continue its efforts to refinance the remaining portion before its maturity in June 2013. No assurances can be given that the Company will be able to raise equity or debt, or be able to refinance any debt prior to April 13, 2013 or June 30, 2012, and what the terms of additional equity or debt financing or debt refinancing might be. To the extent the terms may be less than favorable based on the current market or the Company’s ability to repay future debt, they could have an adverse impact on the Company’s future operations.

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

Of the accounts receivable balance, approximately $20,271,000 and $23,715,000 at June 30, 2012 and December 31, 2011, respectively, were used as collateral under Kinergy’s working capital line of credit. The allowance for doubtful accounts was $24,000 as of June 30, 2012 and December 31, 2011. The Company recorded net bad debt recoveries of $2,000 and $10,000 for the three months ended June 30, 2012 and 2011, respectively. The Company recorded net bad debt recoveries of $0 and $140,000 for the six months ended June 30, 2012 and 2011, respectively.

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

2.	VARIABLE INTEREST ENTITY

The Company concluded that at all times since New PE Holdco’s inception, New PE Holdco has been a VIE because the other owners of New PE Holdco, due to the Company’s involvement through its contractual arrangements, have at all times lacked the power to direct the activities that most significantly impacted its economic performance. Some of these activities include efficient management and operation of the Pacific Ethanol Plants, sale of ethanol, the procurement of feedstock, sale of co-products and implementation of risk management strategies. At the time of New PE Holdco’s inception, however, the Company did not have an obligation to absorb losses or receive benefits that could potentially be significant to New PE Holdco and, as a result, it was determined that the Company was not New PE Holdco’s primary beneficiary. Upon the Company’s purchase of its 20% ownership interest in New PE Holdco on October 6, 2010, the Company, through its ownership interest, had an obligation to absorb losses and receive benefits that could potentially be significant to New PE Holdco. As a result, the Company then became the primary beneficiary of New PE Holdco and began consolidating the financial results of New PE Holdco. On November 29, 2011, the Company purchased an additional 7% ownership interest in New PE Holdco for $4,502,000 in cash. On December 19, 2011, the Company purchased another 7% ownership interest in New PE Holdco for $4,615,000 in cash.

The carrying values and classification of assets that are collateral for the obligations of New PE Holdco consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$958	$2,070
Other current assets	11,241	14,320
Property and equipment	150,653	155,523
Other assets	1,208	1,693
Total assets	$164,060	$173,606

Current liabilities	$4,903	$3,064
Long-term debt, including current portion	85,279	73,256
Other liabilities	183	158
	$90,365	$76,478

The Company’s acquisition of its ownership interest in New PE Holdco does not impact the Company’s rights or obligations under any of its contractual agreements. Further, creditors of New PE Holdco do not have recourse to the Company. Since its acquisition, the Company has not provided any additional support to New PE Holdco beyond the terms of its contractual agreements. As further discussed in Note 11, in July 2012, the Company acquired an additional ownership interest in New PE Holdco, increasing its total ownership to 67%.

3.	INVENTORIES

Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$10,204	$9,429
Work in progress	3,840	4,284
Raw materials	1,366	1,334
Other	893	1,084
Total	$16,303	$16,131

4.	DERIVATIVES

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2012 and 2011, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized gains of $120,000 and losses of $89,000 as the change in the fair value of these contracts for the three months ended June 30, 2012 and 2011, respectively. The Company recognized gains of $254,000 and losses of $61,000 as the change in the fair value of these contracts for the six months ended June 30, 2012 and 2011, respectively. The notional balances remaining on these contracts were $2,757,000 and $9,186,000 as of June 30, 2012 and December 31, 2011, respectively.

Non-Designated Derivative Instruments – The Company classified its derivative instruments not designated as hedging instruments of $165,000 in accrued liabilities as of June 30, 2012 and $244,000 and $500,000 in other assets and accrued liabilities as of December 31, 2011, respectively.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follow (in thousands):

		Realized Gains (Losses)
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2012	2011
Commodity contracts	Cost of goods sold	$265	$(36)
		$265	$(36)

		Unrealized (Losses)
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2012	2011
Commodity contracts	Cost of goods sold	$(145)	$(53)
		$(145)	$(53)

		Realized Gains (Losses)
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2012	2011
Commodity contracts	Cost of goods sold	$163	$(23)
		$163	$(23)

		Unrealized (Losses)
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2012	2011
Commodity contracts	Cost of goods sold	$91	$(38)
		$91	$(38)

5.	DEBT

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Kinergy operating line of credit	$13,740	$20,432
Note payable to related party	750	750
New PE Holdco term debt	51,279	51,279
New PE Holdco operating line of credit	34,000	21,978
	99,769	94,439
Less short-term portion	(40,075)	(750)
Long-term debt	$59,694	$93,689

Kinergy Operating Line of Credit – In May 2012, the Company extended Kinergy’s operating line of credit. The renewal of Kinergy’s credit facility is for an aggregate amount of up to $40,000,000, including an optional accordion feature for up to an additional $10,000,000. The prior credit facility included an accordion feature of $5,000,000. The credit facility expires on December 31, 2015. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (LIBOR), plus (ii) a specified applicable margin ranging between 2.50% and 3.50%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $3,000 monthly servicing fee. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited to $800,000 per fiscal quarter in 2012, $900,000 per fiscal quarter in 2013, $1,000,000 per fiscal quarter in 2014 and $1,100,000 per fiscal quarter in 2015.

In addition, the amended facility includes the accounts receivable of PAP as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited to the extent that quarterly payments would result in PAP recording less than $100,000 of net income in the quarter.

For the fiscal quarter ending June 30, 2012 and each fiscal quarter thereafter, Kinergy and PAP are collectively required to generate aggregate earnings before interest, taxes, depreciation and amortization, or EBITDA, of $450,000 for the quarter and aggregate EBITDA of $1,100,000 for each two consecutive quarters. These amounts are required through December 31, 2013. In 2014, the required EBITDA amounts increase to $500,000 per quarter and $1,300,000 for each two consecutive quarters. Further, for all monthly periods, Kinergy and PAP must collectively maintain a fixed charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. The Company believes it is in compliance with these covenants.

New PE Holdco Working Capital Line of Credit – For the three and six months ended June 30, 2012, New PE Holdco increased its borrowings by $6,022,000 and $12,022,000, respectively, on its working capital line of credit. As further discussed in Note 11, New PE Holdco amended its credit facility in July 2012.

Note Payable to Related Party – On March 31, 2009, the Company’s Chief Executive Officer provided funds in an aggregate amount of $1,000,000 for general working capital purposes, in exchange for an unsecured promissory note issued by the Company. Interest on the unpaid principal amount accrues at a rate of 8.00% per annum. The Company recorded interest under this note of approximately $15,000 and $20,000 for the three months ended June 30, 2012 and 2011, respectively. The Company recorded interest under this note of approximately $30,000 and $40,000 for the six months ended June 30, 2012 and 2011, respectively. As of December 31, 2011, the remaining amount of $750,000 was due and payable on the extended maturity date of March 31, 2012. On March 7, 2012, the maturity date was further extended to March 31, 2013.

6.	WARRANTS.

For the three and six months ended June 30, 2012, certain warrant holders exercised warrants in respect of 252,101 shares of common stock on a cashless exercise basis, resulting in 172,269 net shares of common stock issued by the Company.

7.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At June 30, 2012, the Company had fixed-price purchase contracts with its suppliers to purchase $5,465,000 of ethanol and indexed-price contracts to purchase 134,000 gallons of ethanol. These contracts will be satisfied throughout the remainder of 2012.

Sales Commitments – At June 30, 2012, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and WDG. The volumes indicated in the indexed-price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$877
WDG	1,932
Total	$2,809

Indexed-Price Contracts (Volume)
Ethanol (gallons)	106,166

WDG	46

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

The Company valued its warrants using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. Significant assumptions used in the valuations for the dates noted are as follows:

Warrants issued in October 2010:

Assumptions	June 30, 2012	December 31, 2011
Exercise price	$0.45	$0.45
Volatility	78.0%	68.0%
Risk free interest rate	0.72%	1.09%
Term (years)	5.30	5.90
Marketability discount	50.8%	47.4%

Based on the above, the Company estimated the fair value of these warrants to be $35,000 at June 30, 2012 and $226,000 at December 31, 2011.

Warrants issued in December 2011:

Assumptions	June 30, 2012	December 31, 2011
Exercise price	$1.50	$1.50
Volatility	80.8%	68.0%
Risk free interest rate	0.57%	0.83%
Term (years)	4.46	4.96
Marketability discount	58.6%	52.0%

Based on the above, the Company estimated the fair value of these warrants to be $522,000 at June 30, 2012 and $1,695,000 at December 31, 2011.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants(1)	$—	$—	$557	$557
Commodity contracts(2)	165	—	—	165
Total Liabilities	$165	$—	$557	$722

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

__________

(1) Included in other liabilities in the consolidated balance sheets.

(2) Included in accrued liabilities in the consolidated balance sheets.

The changes in the fair value of the Company’s Level 3 inputs were as follows (in thousands):

Balance, December 31, 2011	$1,921
Warrant exercises	(112)
Adjustments to fair value for the period	33
Balance, March 31, 2012	1,842
Adjustments to fair value for the period	(1,285)
Balance, June 30, 2012	$557
9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(2,629)
Less: Preferred stock dividends	(315)
Basic and diluted income per share:
Loss available to common stockholders	$(2,944)	86,386	$(0.03)

	Three Months Ended June 30, 2011
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$750
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Income available to common stockholders	$435	16,768	$0.03

	Six Months Ended June 30, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss	$(7,582)
Less: Preferred stock dividends	(630)
Basic and diluted income per share:
Loss available to common stockholders	$(8,212)	86,304	$(0.10)

	Six Months Ended June 30, 2011
	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$768
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Income available to common stockholders	$141	15,183	$0.01

There were an aggregate of 1,568,000 and 3,111,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and six months ended June 30, 2012, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three and six months ended June 30, 2012, as their effect would have been anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company accrued and paid cash dividends in respect of its Series B Preferred Stock of $315,000 and $630,000 for the three and six months ended June 30, 2012, respectively, and accrued but did not pay cash dividends of $315,000 and $627,000 for the three and six months ended June 30, 2011. The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $7,315,000 as of June 30, 2012 and December 31, 2011. In April 2012, the Company received a demand from three holders of its Series B Preferred Stock for payment in the aggregate amount of $2,436,700 of accrued and unpaid dividends. The Company does not currently have sufficient funds to pay the amount demanded. The Company is currently in discussions with all of the Series B Preferred Stockholders to seek a resolution.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of June 30, 2012 and December 31, 2011. This note matures on March 31, 2013.

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

11.	SUBSEQUENT EVENTS.

On July 3, 2012, the Company raised $11,300,000, net of underwriting costs, through a public offering of units consisting of an aggregate of 28,000,000 shares of common stock, warrants to purchase 28,000,000 shares of common stock at an exercise price of $0.63 per share with a term of five years and warrants to purchase 14,000,000 shares of common stock at an exercise price of $0.53 per share with a term of eighteen months.

On July 13, 2012, the Company purchased an additional 33% ownership interest in New PE Holdco for $20,000,000 by paying $10,000,000 in cash and issuing $10,000,000 in Notes. The Notes are due April 13, 2013 and accrue interest at a rate of 5.00% per annum. Because the Company has a controlling financial interest in New PE Holdco, it does not expect to record any gain or loss on this purchase, but instead expects to reduce the amount of the noncontrolling interest in VIE on its consolidated balance sheets and record the difference between the fair value of the purchase and the price paid by the Company, to additional paid-in capital.

Upon the closing of the Company’s purchase of an additional 33% ownership interest, its ownership interest in New PE Holdco increased from 34% to 67%. Because New PE Holdco’s results are consolidated with the Company’s for financial reporting purposes, the acquisition of additional interests in New PE Holdco will not impact the consolidated net income or loss that it reports. However, the portion of New PE Holdco’s net income or loss that is allocated to the Company will increase from 34% to 67%, thus changing the net income or loss attributable to Pacific Ethanol after reducing the net income or loss attributable to the noncontrolling interests and the Company’s earnings per share. For the three and six months ended June 30, 2012 and 2011, had the Company owned the additional 33% interest in New PE Holdco and issued 28,000,000 shares of common stock under the financing noted above, the Company’s reported results would have had the following impact. For the three months ended June 30, 2012 and 2011, net loss available to common stockholders would have been $6,769,000 and $2,677,000, respectively, and loss per share would have been $0.06 for each period. For the six months ended June 30, 2012 and 2011, net loss available to common stockholders would have been $16,679,000 and $5,512,000, respectively, and loss per share would have been $0.15 and $0.13, respectively.

On July 13, 2012, the Plant Owners’ amended their existing credit facilities. Prior to the amendment, the credit facilities consisted of a $35,000,000 revolving credit facility, a $25,000,000 tranche A-1 term loan and a $26,300,000 tranche A-2 term loan. Under the amendment, the Plant Owners’ credit facilities were, among other things, amended to extend the maturity date in respect of $46,700,000 of the combined revolving credit facility and term debt from June 25, 2013 to June 30, 2016. In addition, the aggregate commitment amount under the revolving credit facility was increased by $5,000,000. Further, monthly interest payments due to certain lenders may, at the option of New PE Holdco, be deferred and added to the loans maturing on the extended maturity date of June 30, 2016. The amendment also provides the Plant Owners with the ability to pay down and pay off the non-extending lenders and the outstanding tranche A-2 term loan at, or at any time prior to, the original maturity date of June 25, 2013 without penalty while keeping the extended loans in place.

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

After our acquisition of an additional 33% ownership interest in New PE Holdco in July 2012, we hold a 67% ownership interest in New PE Holdco which indirectly owns the Pacific Ethanol Plants through its ownership of the Plant Owners. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with New PE Holdco and the Plant Owners. We also market ethanol and WDG produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational. In addition, we provide operations, maintenance and accounting services for a 250,000 gallon per year cellulosic integrated biorefinery owned by ZeaChem Inc. in Boardman, Oregon, which is adjacent to the Pacific Ethanol Columbia plant.

The Pacific Ethanol Plants are comprised of the four facilities described immediately below, three of which are currently operational. As future market conditions change, we may increase, decrease or idle production at those facilities which are operational or resume operations of any facility which is not operational.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Production gallons sold (in millions)	37.2	38.1	(2.4)%	72.5	75.0	(3.3)%
Third party gallons sold (in millions)	79.4	62.5	27.0%	158.9	110.1	44.3%
Total gallons sold (in millions)	116.6	100.6	15.9%	231.4	185.1	25.0%
Average sales price per gallon	$2.30	$2.79	(17.6)%	$2.32	$2.67	(13.1)%
Corn cost per bushel – CBOT equivalent (1)	$6.10	$7.30	(16.4)%	$6.28	$6.96	(9.8)%
Co-product revenues as % of delivered cost of corn	26.6%	22.3%	19.3%	25.6%	22.5%	13.8%
Average CBOT ethanol price per gallon	$2.14	$2.64	(18.9)%	$2.18	$2.53	(13.8)%
Average CBOT corn price per bushel	$6.18	$7.31	(15.5)%	$6.29	$7.01	(10.3)%

_____________________

(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Net sales	$205,447	$214,593	$(9,146)	(4.3)%	$403,166	$387,741	$15,425	4.0%
Cost of goods sold	210,347	213,310	(2,963)	(1.4)%	415,543	383,894	31,649	8.2%
Gross profit (loss)	$(4,900)	$1,283	$(6,183)	NM	$(12,377)	$3,847	$16,224	NM
Percentage of net sales	(2.4)%	0.6%			(3.1)%	1.0%

Net Sales

The decrease in our net sales for the three months ended June 30, 2012 as compared to the same period in 2011 was due to a decrease in our average sales price per gallon, slightly offset by an increase in total gallons sold.

Total volume of ethanol gallons sold increased by 16.0 million gallons, or 16%, to 116.6 million gallons for the three months ended June 30, 2012 as compared to 100.6 million gallons for the same period in 2011. The overall increase in gallons sold is primarily due to an increase in third party gallons sold, predominantly from additional gallons sold through third-party ethanol marketing arrangements, including from the Keyes, California production facility which opened in April 2011.

Our average sales price per gallon decreased 18% to $2.30 for the three months ended June 30, 2012 from an average sales price per gallon of $2.79 for the same period in 2011, which was in line with the decrease in the average CBOT ethanol price per gallon for the comparable periods.

The increase in our net sales for the six months ended June 30, 2012 as compared to the same period in 2011 was due to an increase in total gallons sold, partially offset by a decrease in our average sales price per gallon.

Total volume of ethanol gallons sold increased by 46.3 million gallons, or 25%, to 231.4 million gallons for the six months ended June 30, 2012 as compared to 185.1 million gallons for the same period in 2011. The overall increase in gallons sold is primarily due to an increase in third party gallons sold, predominantly from additional gallons sold through third-party ethanol marketing arrangements, including from the Keyes, California production facility.

Our average sales price per gallon decreased 13% to $2.32 for the six months ended June 30, 2012 from an average sales price per gallon of $2.67 for the same period in 2011, consistent with the increase in the average CBOT ethanol price per gallon for the comparable periods.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin decreased to negative 2.4% for the three months ended June 30, 2012 from positive 0.6% for the same period in 2011. Our gross profit (loss) decreased to a loss of $4.9 million for the three months ended June 30, 2012 from a profit of $1.3 million for the same period in 2011. The decreases in our gross margin and our gross profit (loss) were primarily due to increased production costs, mostly from higher corn prices relative to ethanol sales prices.

Our gross margin decreased to negative 3.1% for the six months ended June 30, 2012 from positive 1.0% for the same period in 2011. Our gross profit (loss) decreased to a loss of $12.4 million for the six months ended June 30, 2012 from a profit of $3.8 million for the same period in 2011. The decreases in our gross margin and our gross profit in these periods were also primarily due to increased production costs from higher corn prices relative to ethanol sales prices. Further, for the six months ended June 30, 2011, we were able to offset approximately $1.5 million of our production costs due to elevated corn prices with proceeds from the California Ethanol Producer Incentive Program, which were recorded as reductions to cost of goods sold. We did not receive any such proceeds for the three and six months ended June 30, 2012.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Selling, general and administrative expenses	$3,124	$4,059	$(935)	(23.0)%	$6,502	$8,247	$(1,745)	(21.2)%
Percentage of net sales	1.5%	1.9%			1.6%	2.1%

Our SG&A decreased in both absolute dollars and as a percentage of net sales for the three and six months ended June 30, 2012 as compared to the same periods in 2011.

SG&A decreased $1.0 million to $3.1 million for the three months ended June 30, 2012 as compared to $4.1 million for the same period in 2011. The decrease in SG&A is primarily due to the following factors:

•	noncash compensation expenses decreased by $0.5 million due to the decreased value of restricted stock awards to our employees and members of our board of directors; and
•	professional fees decreased by $0.4 million due to an overall reduction in legal expenses.

SG&A decreased $1.7 million to $6.5 million for the six months ended June 30, 2012 as compared to $8.2 million for the same period in 2011. The decrease in SG&A is primarily due to the following factors:

•	noncash compensation expenses decreased by $1.0 million due to the decreased value of restricted stock awards to our employees and members of our board of directors; and
•	professional fees decreased by $0.9 million due to an overall reduction in legal expenses.

Fair Value Adjustments on Convertible Debt and Warrants

The following table presents our fair value adjustments on convertible debt and warrants in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Fair value adjustments on convertible debt and warrants	$1,285	$1,929	$(644)	(33.4)%	$1,252	$2,855	$(1,603)	(56.1)%
Percentage of net sales	0.6%	0.9%			0.3%	0.7%

We issued convertible debt and warrants beginning in the fourth quarter of 2010 for $35.0 million in cash. The convertible debt and warrants were recorded at fair value. We recorded income of $1.3 million and $1.9 million related to the subsequent fair value adjustments of these instruments for the three months ended June 30, 2012 and 2011, respectively. We recorded income of $1.3 million and $2.9 million related to the subsequent fair value adjustments of these instruments for the six months ended June 30, 2012 and 2011, respectively.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Interest expense, net	$3,093	$3,628	$(535)	(14.7)%	$6,002	$7,266	$(1,264)	(17.4)%
Percentage of net sales	1.5%	1.7%			1.5%	1.9%

Interest expense, net decreased by $0.5 million to $3.1 million for the three months ended June 30, 2012 from $3.6 million for the same period in 2011. Interest expense, net decreased by $1.3 million to $6.0 million for the six months ended June 30, 2012 from $7.3 million for the same period in 2011. The decrease in interest expense, net for these periods is primarily due to decreased average debt balances, largely due to the retirement of our convertible debt in November 2011.

Other Expense, net

The following table presents our other expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Other expense, net	$200	$200	$—	—%	$394	$543	$(149)	(27.4)%
Percentage of net sales	0.1%	0.1%			0.1%	0.1%

Other expense, net remained flat for the three months ended June 30, 2012 and 2011 at $0.2 million for each period. Other expense, net decreased by $0.1 million to $0.4 million for the six months ended June 30, 2012 from $0.5 million for the same period in 2011. The decrease in other expense, net is primarily due to reductions in bank fees.

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the portion of our net (income) loss attributed to noncontrolling interest in variable interest entity in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Net loss attributed to noncontrolling interest in variable interest entity	$7,403	$5,425	$1,978	36.5%	$16,441	$10,122	$6,319	62.4%
Percentage of net sales	3.6%	2.5%			4.1%	2.6%

Net loss attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of New PE Holdco, a variable interest entity. For the three and six months ended June 30, 2012 and 2011, we consolidated the entire income statement of New PE Holdco. However, because we owned less than 100% of New PE Holdco, we reduced our net income (loss) for the amount attributed to noncontrolling interest in variable interest entity corresponding to the ownership interest that we do not own.

Net Income (Loss) Attributed to Pacific Ethanol

The following table presents our net income (loss) attributed to Pacific Ethanol in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Net income (loss) attributed to Pacific Ethanol	$(2,629)	$750	$(3,379)	NM	$(7,582)	$768	$(8,350)	NM
Percentage of net sales	(1.3)%	0.3%			(1.9)%	0.2%

Net income (loss) attributed to Pacific Ethanol decreased during the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to our decrease in gross profit, as discussed above.

Preferred Stock Dividends and Income (Loss) Available to Common Stockholders

The following table presents our preferred stock dividends in dollars for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, these preferred stock dividends as a percentage of net sales, and our income (loss) available to common stockholders in dollars and our income (loss) available to common stockholders as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Preferred stock dividends	$315	$315	$—	—%	$630	$627	$3	0.5%
Percentage of net sales	0.2%	0.1%			0.2%	0.2%

Income (loss) available to common stockholders	$(2,944)	$435	$(3,379)	NM	$(8,212)	$141	$(8,353)	NM
Percentage of net sales	(1.4)%	0.2%			(2.0)%	0.0%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We have recorded dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for the three months ended June 30, 2012 and 2011, and $0.6 million, for the six months ended June 30, 2012 and 2011. We paid the dividends for the three and six months ended June 30, 2012, however, we accrued and did not pay any dividends for the three and six months ended June 30, 2011, resulting in total accrued and unpaid dividends of $7.3 million as of June 30, 2012.

Liquidity and Capital Resources

Our ability to maintain adequate liquidity depends, in part, upon factors within the ethanol industry which are beyond our control. These factors, which include, but are not limited to, ethanol prices, corn prices, regulatory changes, economic and financial conditions in our industry and the global economy, may affect our future ability to generate cash flows from operations and to pay our obligations as they become due.

During the six months ended June 30, 2012, we funded our operations primarily from cash provided by operations, borrowings under our credit facilities and the remaining proceeds from our private placement in December 2011.

We had a working capital deficit of $4.4 million as of June 30, 2012 and a positive working capital of $50.5 million as of December 31, 2011. We had cash and cash equivalents of $5.7 million and $8.9 million as of June 30, 2012 and December 31, 2011, respectively.

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

Our liquidity position is significantly influenced by our operating results, which in turn are substantially dependent on commodity prices, especially prices for corn, ethanol, natural gas and distillers’ grains. As a result, adverse commodity price fluctuations may have an adverse impact our liquidity. Often, changes in commodity prices are correlated such that increases or decreases in commodity prices provide a relative predictable change in our liquidity. However, there have been periods of time during which other factors have caused a significant deterioration in commodity price correlations.

Despite the risk associated with our liquidity and operating cash flows, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated working capital and capital expenditure requirements for the remainder of 2012. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing during that period.

In July 2012, as part payment for our acquisition of an additional 33% ownership interest in New PE Holdco, we issued senior unsecured promissory notes, or Notes, due April 13, 2013 in the aggregate principal amount of $10.0 million. We do not currently have sufficient funds, and we do not anticipate generating sufficient funds through our operations, to repay amounts owed under the Notes when they become due at maturity. We plan to raise additional debt or equity capital, or both, prior to April 13, 2013, to repay the Notes. We also extended for three additional years, all but $39.3 million of term debt and revolving working capital line of credit for New PE Holdco. The remaining amount is due in June 2013 under the terms of the original agreement. We plan to continue our efforts to refinance the remaining portion before its maturity in June 2013. No assurances can be given that we will be able to raise equity or debt, or be able to refinance any debt prior to April 13, 2013 or June 2013 , and what the terms of additional equity or debt financing or debt refinancing might be. To the extent the terms may be less than favorable based on the current market or our ability to repay future debt, they could have an adverse impact on our future operations.

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

	June 30, 2012	December 31, 2011	Variance
Cash and cash equivalents	$5,666	$8,914	(36.4)%
Current assets	$53,998	$66,748	(19.1)%
Total assets of variable interest entity	$164,060	$173,606	(5.5)%
Current liabilities	$58,408	$16,297	258.4%
Property and equipment, net	$155,457	$159,617	(2.6)%
Notes payable, current portion	$40,075	$750	NM
Notes payable, noncurrent portion	$59,694	$93,689	(36.3)%
Total liabilities of variable interest entity	$90,365	$76,478	18.2%
Working capital (deficit)	$(4,410)	$50,451	NM
Working capital ratio	0.92	4.10	(77.6)%

Change in Working Capital and Cash Flows

Working capital decreased to a deficit of $4.4 million at June 30, 2012 from $50.5 million at December 31, 2011 as a result of decreases in current assets of $12.8 million and increases in current liabilities of $42.1 million. Current liabilities increased primarily due to an increase in the current portion of our long-term debt, of which $39.3 million of the outstanding balance was reclassified to current, as its maturity date is June 2013. See “Liquidity and Capital Resources—New PE Holdco Term Debt and Working Capital Line of Credit” below.

Current assets decreased primarily due to decreases in cash and cash equivalents of $3.2 million, accounts receivable of $3.9 million, prepaid inventory of $3.2 million and other current assets of $2.6 million. Current liabilities increased primarily due to increases in trade accounts payable of $2.7 million and current portion of long-term debt of $39.3 million.

Cash used in operating activities of $6.3 million resulted primarily from a consolidated net loss of $24.0 million and fair value adjustments of $1.3 million, partially offset by depreciation and amortization of $6.2 million, a decrease in accounts receivable of $3.9 million, prepaid inventory of $3.2 million, prepaid expenses and other assets of $2.3 million, noncash compensation of $0.5 million, and an increase in accounts payable and accrued expenses of $2.9 million.

Cash used in investing activities of $1.6 million resulted from additions to property and equipment.

Cash provided by financing activities of $4.7 million resulted from net proceeds from borrowings of $5.3 million and cash payments of dividends in respect of our Series B Preferred Stock of $0.6 million.

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

In addition, the amended facility includes the accounts receivable of PAP as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited to the extent that quarterly payments would result in PAP recording less than $100,000 of net income in the quarter.

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

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Periods Ended June 30,		Years Ended December 31,
	2012	2011	2011	2010
EBITDA Requirement – Three Months	$450	$350	N/A	$250
Actual	$929	$1,630	N/A	$555
Excess	$479	$1,280	N/A	$305

EBITDA Requirement – Six Months	$1,100	$900	$800	$900
Actual	$1,569	$3,520	$858	$2,387
Excess	$469	$2,620	$58	$1,487

Fixed Coverage Ratio Requirement	2.00	2.00	2.00	1.10
Actual	2.43	8.56	4.26	7.13
Excess	0.43	6.56	2.26	6.03

We have guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2012, Kinergy had amounts available for borrowing under the credit facility of $7.5 million and an outstanding balance of $13.7 million.

New PE Holdco Term Debt and Working Capital Line of Credit

On July 13, 2012, the Plant Owners’ amended their existing credit facilities. Prior to the amendment, the credit facilities consisted of a $35.0 million revolving credit facility, a $25.0 million tranche A-1 term loan and a $26.3 million tranche A-2 term loan. Under the amendment, the Plant Owners’ credit facilities were, among other things, amended to extend the maturity date in respect of $46.7 million of the combined revolving credit facility and term loan debt from June 25, 2013 to June 30, 2016. In addition, the aggregate commitment amount under the revolving credit facility was increased by $5.0 million. Further, monthly interest payments due to certain lenders may, at the option of New PE Holdco, be deferred and added to the loans maturing on the extended maturity date of June 30, 2016. The amendment also provides the Plant Owners with the ability to pay down and pay off the non-extending lenders and the outstanding tranche A-2 term loan at, or at any time prior to, the original maturity date of June 25, 2013 without penalty while keeping the extended loans in place.

As of June 30, 2012, New PE Holdco had an outstanding letter of credit of approximately $0.8 million, unused availability prior to the amendment under the credit facility of $0.2 million and an outstanding balance of $34.0 million. Upon signing the amendment, the unused availability under the amended credit agreement increased to $5.2 million.

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

Senior Unsecured Notes

In July 2012, as part payment for our acquisition of an additional 33% ownership interest in New PE Holdco, we issued the Notes in the aggregate principal amount of $10.0 million. The Notes mature on April 13, 2013 and accrue interest at a rate of 5.00% per annum. We do not currently have sufficient funds and we do not anticipate generating sufficient funds through our operations to repay amounts owed under the Notes when they become due at maturity. We plan to raise additional debt or equity capital, or both, prior to April 13, 2013, to repay the Notes.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2012 and 2011.

Impact of New Accounting Pronouncements

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012 that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

In addition to the other information set forth in this report and the risk factors included below, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and results of operations.

We may not have sufficient capital to pay our outstanding debt obligations when they come due. Our inability to pay our debt obligations when they come due will have a material adverse effect on our business and our ability to continue as a going concern.

On July 13, 2012, as part payment for our acquisition of an additional 33% ownership interest in New PE Holdco LLC, we issued senior unsecured promissory notes, or Notes, due April 13, 2013 in the aggregate principal amount of $10.0 million. We do not currently have sufficient funds and we do not anticipate generating sufficient funds through our operations to repay amounts owed under the Notes when they become due at maturity. In addition, we do not have any funding commitments that will provide us with the funds necessary to satisfy our obligations under the Notes. As a result, unless we are successful in obtaining additional financing, we will not have sufficient available funds to pay these debt obligations at maturity. In the event we are required to seek additional capital to pay the amounts owing under the Notes, the terms of any such additional financing could cause our stockholders to experience additional substantial dilution. If we are not able to raise additional funds in order to pay our obligations under the Notes when they become due, we will be forced to suspend or curtail certain of our planned operations and possibly seek protection under the United States Bankruptcy Code. Any of these actions would harm our business, results of operations and future prospects. If we cease to continue as a going concern, due to lack of available capital or otherwise, you may lose your entire investment in our company.

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

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on June 6, 2012, we received a letter from NASDAQ indicating that we have been provided an initial period of 180 calendar days, or until Dcember 3, 2012, in which to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have achieved compliance if at any time before December 3, 2012, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days unless the NASDAQ staff exercises its discretion to extend this 10 day period. We may be eligible to receive an additional 180 day compliance period if we meet some of the initial listing requirements of The NASDAQ Capital Market, notify NASDAQ of our intent to cure the deficiency and it appears to the staff of NASDAQ that it is possible for us to cure the deficiency. If we do not regain compliance by December 3, 2012, or, if we do not receive an additional compliance period, by 180 days thereafter, the NASDAQ staff will provide written notice that our common stock is subject to delisting. Given the increased market volatility arising in part from economic turmoil resulting from the ongoing credit crisis, the challenging environment in the biofuels industry and our lack of liquidity, we may be unable to regain compliance with the closing bid price requirement by December 3, 2012 or 180 days thereafter. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors

We do not have sufficient funds to pay accrued and unpaid dividends on our Series B Preferred Stock. Our inability to pay the accrued and unpaid dividends on our Series B Preferred Stock could have a material adverse effect on our business and our ability to continue as a going concern.

We have approximately $7.3 million of accrued and unpaid dividends on our Series B Preferred Stock. In April 2012, we received a demand from three holders of our Series B Preferred Stock for payment in the aggregate amount of $2.4 million of the accrued and unpaid dividends. Currently, we do not have sufficient funds to pay the amount demanded. Unless we are able to obtain additional financing, we will not have sufficient available funds to pay the accrued but unpaid dividends on our Series B Preferred Stock at any time in the foreseeable future. If any or all of the holders of our Series B Preferred Stock pursue a claim or claims against us for payment of the accrued and unpaid dividends on our Series B Preferred Stock and obtain a judgment against us, we expect that we will not have sufficient funds necessary to satisfy any such judgment. If we do not have sufficient capital to pay any such judgment, we will be forced to suspend or curtail certain of our planned operations and possibly seek protection under the United States Bankruptcy Code. Any of these actions would harm our business, results of operations and future prospects. If we cease to continue as a going concern, due to lack of available capital or otherwise, you may lose your entire investment in our company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Dividends

For each of the three and six months ended June 30, 2012 and 2011, we recorded an aggregate of $0.3 million and $0.6 million in dividends on our Series B Preferred Stock, respectively. We declared and paid $0.3 million and $0.6 million in dividends for the three and six months ended June 30, 2012, respectively. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the years ended December 31, 2011, 2010 and 2009. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock. In April 2012, we received a demand from three of the holders of our Series B Preferred Stock for payment in the aggregate amount of $2.4 million of accrued and unpaid dividends. Currently, we do not have sufficient funds to pay the amount demanded.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated Loan and Security Agreement dated May 4, 2012 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as Lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC (1)
10.2	Amended and Restated Guarantee dated May 4, 2012 by Pacific Ethanol, Inc. in favor of Wells Fargo Capital Finance, LLC for and on behalf of Lenders (1)
10.3	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated as of June 21, 2012 (2)
10.4	Underwriting Agreement by and between Pacific Ethanol, Inc. and Lazard Capital Markets LLC dated as of June 28, 2012 (3)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)(4)
101.SCH	XBRL Taxonomy Extension Schema (*)(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)(4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)(4)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)(4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)(4)

____________________

(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for May 4, 2012 filed with the Securities and Exchange Commission on May 8, 2012.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for June 27, 2012 filed with the Securities and Exchange Commission on June 27, 2012.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K for June 28, 2012 filed with the Securities and Exchange Commission on June 28, 2012
(4)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: August 14, 2012	By:	/S/ /BRYON T. MCGREGOR
Bryon T McGregor Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (*)
101.CAL	XBRL Taxonomy Extension Schema (*)
101.SCH	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

____________________

(*)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.