Form 10-Q
period 2012-09-30
Pacific Ethanol, Inc.
filed 2012-11-14
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, there were 144,672,406 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
ASSETS	2012	2011
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$18,671	$8,914
Accounts receivable, net	27,513	28,140
Inventories	14,374	16,131
Prepaid inventory	6,095	9,239
Other current assets	2,312	4,324
Total current assets	68,965	66,748

Property and equipment, net	153,109	159,617

Other Assets:
Intangible assets, net	3,865	4,458
Other assets	1,723	1,653
Total other assets	5,588	6,111
Total Assets**	$227,662	$232,476

_______________

*	Amounts derived from the audited financial statements for the year ended December 31, 2011.
**	Assets of the consolidated variable interest entity that can only be used to settle obligations of that entity were $163,218 and $173,606 as of September 30, 2012 and December 31, 2011, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$8,484	$5,519
Accrued liabilities	3,560	2,713
Accrued preferred dividends	–	7,315
Current portion – long-term debt (including $750 to related party)	50,105	750
Total current liabilities	62,149	16,297

Long-term debt, net of current portion	68,990	93,689
Accrued preferred dividends	6,583	–
Warrant liabilities	6,495	1,921
Other liabilities	1,348	1,305

Total Liabilities**	145,565	113,212

Commitments and Contingencies (Notes 4, 5 and 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of September 30, 2012 and December 31, 2011; liquidation preference of $24,659 as of September 30, 2012	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 144,710,897 and 86,631,664 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	145	87
Additional paid-in capital	581,985	556,871
Accumulated deficit	(524,487)	(509,985)
Total Pacific Ethanol, Inc. Stockholders’ Equity	57,644	46,974
Noncontrolling interest in variable interest entity	24,453	72,290
Total Stockholders’ Equity	82,097	119,264
Total Liabilities and Stockholders’ Equity	$227,662	$232,476

_______________

*	Amounts derived from the audited financial statements for the year ended December 31, 2011.

**	Liabilities of the consolidated variable interest entity for which creditors do not have recourse to the general credit of Pacific Ethanol, Inc. were $97,444 and $76,478 as of September 30, 2012 and December 31, 2011, respectively.

See accompanying notes to consolidated financial statements.

 PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$215,860	$271,649	$619,026	$659,390
Cost of goods sold	218,300	263,461	633,843	647,355
Gross profit (loss)	(2,440)	8,188	(14,817)	12,035
Selling, general and administrative expenses	2,898	3,495	9,400	11,742
Income (loss) from operations	(5,338)	4,693	(24,217)	293
Fair value adjustments on convertible debt and warrants	(900)	4,113	352	6,968
Interest expense, net	(3,378)	(4,071)	(9,380)	(11,337)
Other expense, net	(105)	(166)	(499)	(709)
Income (loss) before provision for income taxes	(9,721)	4,569	(33,744)	(4,785)
Provision for income taxes	–	–	–	–
Consolidated net income (loss)	(9,721)	4,569	(33,744)	(4,785)
Net (income) loss attributed to noncontrolling interest in variable interest entity	3,750	(217)	20,191	9,905
Net income (loss) attributed to Pacific Ethanol	$(5,971)	$4,352	$(13,553)	$5,120
Preferred stock dividends	$(319)	$(319)	$(949)	$(946)
Income (loss) available to common stockholders	$(6,290)	$4,033	$(14,502)	$4,174
Net income (loss) per share, basic and diluted	$(0.05)	$0.12	$(0.15)	$0.20
Weighted-average shares outstanding, basic	115,677	33,201	96,203	21,230
Weighted-average shares outstanding, diluted	115,677	33,201	96,203	21,328

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Consolidated net loss	$(33,744)	$(4,785)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization of intangibles	9,216	9,490
Fair value adjustments on convertible debt and warrants	(352)	(6,968)
Inventory valuation	275	157
Amortization of deferred financing fees	455	485
Noncash compensation	705	1,978
Derivative instruments	(202)	(334)
Bad debt recovery	(15)	(185)
Changes in operating assets and liabilities:
Accounts receivable	642	(2,204)
Inventories	1,482	(5,280)
Prepaid expenses and other assets	1,480	(368)
Prepaid inventory	3,144	(3,466)
Accounts payable and accrued expenses	5,492	3,920
Net cash used in operating activities	(11,422)	(7,560)

Investing Activities:
Purchase of 33% ownership interest in New PEHC	(10,000)	–
Additions to property and equipment	(2,115)	(1,459)
Net cash used in investing activities	(12,115)	(1,459)

Financing Activities:
Net proceeds from sales of common stock and warrants	20,994	–
Net proceeds from borrowings	13,249	17,091
Preferred stock dividends paid	(949)	–
Net cash provided by financing activities	33,294	17,091
Net increase in cash and cash equivalents	9,757	8,072
Cash and cash equivalents at beginning of period	8,914	8,736
Cash and cash equivalents at end of period	$18,671	$16,808

Supplemental Information:
Interest paid	$7,504	$8,047
Noncash financing and investing activities:
Preferred stock dividends paid in common stock	$732	$–
Notes issued for purchase of 33% ownership interest in New PEHC	$10,000	$–
Accrued interest added to term loan	$1,407	$–
Preferred stock dividends accrued	$–	$946
Debt extinguished with issuance of common stock	$–	$25,388

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

The Company manages the production and operation of the four ethanol production facilities, namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and their holding company, Pacific Ethanol Holding Co. LLC (“PEHC,” and together with the Pacific Ethanol Plants, the “Plant Owners”). PEHC is a wholly-owned subsidiary of New PE Holdco LLC (“New PE Holdco”) which, in turn, is a subsidiary of the Company. These four facilities have an aggregate annual production capacity of up to 200 million gallons. As of September 30, 2012, three of the facilities were operating and one of the facilities was idled. When market conditions permit, and with approval of New PE Holdco, the Company intends to resume operations at the Madera, California facility.

On October 6, 2010, the Company purchased an initial 20% ownership interest in New PE Holdco, a variable interest entity (“VIE”), from a number of New PE Holdco’s owners. At that time, the Company determined it was the primary beneficiary of New PE Holdco, and as such, has consolidated the results of New PE Holdco since then. See Note 2 – Variable Interest Entity. On each of November 29, 2011 and December 19, 2011, the Company purchased an additional 7% ownership interest in New PE Holdco. Further, on July 13, 2012, the Company purchased an additional 33% ownership interest in New PE Holdco, bringing the Company’s total ownership interest in New PE Holdco to 67% as of September 30, 2012.

Liquidity – Despite the liquidity risks relative to the Plant Owners’ credit facilities, the Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including its credit facilities, will be adequate to meet its anticipated working capital and capital expenditure requirements for the next twelve months. See Note 5 – Debt. If, however, the Company’s capital requirements or cash flow vary materially from its current projections, or if other unforeseen circumstances occur, such as a lack of significant improvement or further deterioration of corn crush margins, the Company may require additional financing during that period. The Company’s failure to raise capital, if needed, could restrict its growth, hinder its ability to compete and adversely impact its operations.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies and sells WDG to dairy operators and animal feed distributors generally without requiring collateral.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Of the total accounts receivable balance, approximately $25,540,000 and $23,715,000 at September 30, 2012 and December 31, 2011, respectively, were used as collateral under Kinergy’s working capital line of credit. The allowance for doubtful accounts was $9,000 and $24,000 as of September 30, 2012 and December 31, 2011, respectively. The Company recorded net bad debt recoveries of $15,000 and $45,000 for the three months ended September 30, 2012 and 2011, respectively. The Company recorded net bad debt recoveries of $15,000 and $185,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company concluded that at all times since New PE Holdco’s inception, New PE Holdco has been a VIE because the other owners of New PE Holdco, due to the Company’s involvement through its contractual arrangements, have at all times lacked the power to direct the activities that most significantly impacted its economic performance. Some of these activities include efficient management and operation of the Pacific Ethanol Plants, sale of ethanol, the procurement of feedstock, sale of co-products and implementation of risk management strategies. Furthermore, upon the Company’s purchase of its initial 20% ownership interest in New PE Holdco on October 6, 2010, the Company, through its ownership interest, had an obligation to absorb losses and receive benefits that could potentially be significant to New PE Holdco. As a result, the Company then became the primary beneficiary of New PE Holdco and began consolidating the financial results of New PE Holdco. On November 29, 2011, the Company purchased an additional 7% ownership interest in New PE Holdco for $4,502,000 in cash. On December 19, 2011, the Company purchased another 7% ownership interest in New PE Holdco for $4,615,000 in cash.

On July 13, 2012, the Company purchased an additional 33% ownership interest in New PE Holdco for $20,000,000 by paying $10,000,000 in cash and issuing $10,000,000 in notes payable. Because the Company has a controlling financial interest in New PE Holdco, it did not record any gain or loss on this purchase, but instead reduced the amount of the noncontrolling interest in VIE on its consolidated balance sheet by $27,646,000 and recorded the difference between the fair value of the purchase and the price paid by the Company of $7,646,000, to additional paid-in capital.

Upon the closing of the Company’s purchase of the additional 33% ownership interest, its total ownership interest in New PE Holdco increased from 34% to 67%. Because New PE Holdco’s results are consolidated with the Company’s for financial reporting purposes, the acquisition of additional interests in New PE Holdco did not impact the consolidated net income or loss that the Company reports. However, the portion of New PE Holdco’s net income or loss that is allocated to the Company increased from 34% to 67%, thus changing the net income or loss attributable to Pacific Ethanol after reducing the net income or loss attributable to the noncontrolling interests and the Company’s earnings per share. For the three and nine months ended September 30, 2012 and 2011, had the Company held a 67% ownership interest in New PE Holdco and issued 28,000,000 shares of common stock under the financing noted above, the Company’s reported results would have had the following proforma impact: (i) for the three months ended September 30, 2012 and 2011, net income (loss) available to common stockholders would have been $(5,971,000) and $4,201,000, respectively, and income (loss) per share would have been $(0.05) and $0.07, respectively; and (ii) for the nine months ended September 30, 2012 and 2011, net loss available to common stockholders would have been $23,288,000 and $1,311,000, respectively, and loss per share would have been $0.21 and $0.03, respectively.

The carrying values and classification of assets that are collateral for the obligations of New PE Holdco consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$92	$2,070
Other current assets	13,368	14,320
Property and equipment	148,390	155,523
Other assets	1,368	1,693
Total assets	$163,218	$173,606

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Current liabilities	$6,063	$3,064
Long-term debt, including current portion	91,186	73,256
Other liabilities	195	158
Total liabilities	$97,444	$76,478

The Company’s acquisition of its ownership interest in New PE Holdco does not impact the Company’s rights or obligations under any of its contractual agreements. Further, creditors of New PE Holdco do not have recourse to the Company. Since its initial acquisition, the Company has not provided any additional support to New PE Holdco beyond the terms of its contractual agreements.

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$8,089	$9,429
Work in progress	4,164	4,284
Raw materials	1,273	1,334
Other	848	1,084
Total	$14,374	$16,131

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2012 and 2011, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $52,000 and gains of $395,000 as the change in the fair value of these contracts for the three months ended September 30, 2012 and 2011, respectively. The Company recognized gains of $202,000 and $334,000 as the change in the fair value of these contracts for the nine months ended September 30, 2012 and 2011, respectively. The notional balances remaining on these contracts were $24,102,000 and $9,186,000 as of September 30, 2012 and December 31, 2011, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Designated Derivative Instruments – The Company classified its derivative instruments not designated as hedging instruments of $514,000 and $291,000 in other assets and accrued liabilities as of September 30, 2012, respectively, and $244,000 and $500,000 in other assets and accrued liabilities as of December 31, 2011, respectively.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follow (in thousands):

		Realized Gains (Losses)
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2012	2011
Commodity contracts	Cost of goods sold	$(440)	$483

		Unrealized Gains (Losses)
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2012	2011
Commodity contracts	Cost of goods sold	$388	$(88)

		Realized Gains
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2012	2011
Commodity contracts	Cost of goods sold	$277	$460

		Unrealized Losses
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2012	2011
Commodity contracts	Cost of goods sold	$(479)	$(126)

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Kinergy operating line of credit	$17,158	$20,432
Senior unsecured notes	10,000	–
Note payable to related party	750	750
Plant Owners’ term debt	52,687	51,279
Plant Owners’ operating line of credit	38,500	21,978
	119,095	94,439
Less short-term portion	(50,105)	(750)
Long-term debt	$68,990	$93,689

Kinergy Operating Line of Credit – In May 2012, the Company extended Kinergy’s operating line of credit. The renewal of Kinergy’s credit facility is for an aggregate amount of up to $40,000,000, including an optional accordion feature for up to an additional $10,000,000. The prior credit facility included an accordion feature of $5,000,000. The credit facility expires on December 31, 2015. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 2.50% and 3.50%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $3,000 monthly servicing fee. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited to $800,000 per fiscal quarter in 2012, $900,000 per fiscal quarter in 2013, $1,000,000 per fiscal quarter in 2014 and $1,100,000 per fiscal quarter in 2015. As of September 30, 2012, Kinergy had unused availability under the revolving credit facility of $4,200,000.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Unsecured Notes – In July 2012, as part of the Company’s acquisition of an additional 33% ownership interest in New PE Holdco, the Company issued senior unsecured promissory notes (the “Notes”) due April 13, 2013 in the aggregate principal amount of $10.0 million. Interest on the unpaid principal amount accrued at a rate of 5.00% per annum. As discussed in Note 11, the Company repaid the Notes in October 2012.

Plant Owners’ Term Debt and Operating Line of Credit – On July 13, 2012, the Plant Owners’ amended their existing credit facilities. Prior to the amendment, the credit facilities consisted of a $35,000,000 revolving credit facility, a $25,000,000 tranche A-1 term loan and a $26,300,000 tranche A-2 term loan. Under the amendment, the Plant Owners’ credit facilities were, among other things, amended to extend the maturity date in respect of $46,800,000 of the combined revolving credit facility and term loans from June 25, 2013 to June 30, 2016. In addition, the aggregate commitment amount under the revolving credit facility was increased by $5,000,000. Further, monthly interest payments due to certain lenders may, at the option of the Plant Owners, be deferred and added to the loans maturing on the extended maturity date of June 30, 2016. As of September 30, 2012, $1,407,000 of accrued interest was deferred and added to the term loan. The amendment also provides the Plant Owners with the ability to pay down and pay off the non-extending lenders and the outstanding tranche A-2 term loan at, or at any time prior to, the original maturity date of June 25, 2013 without penalty while keeping the extended loans in place.

For the three and nine months ended September 30, 2012, the Plant Owners increased their borrowings under their operating line of credit by $4,500,000 and $16,522,000, respectively.

As of September 30, 2012, the Plant Owners had unused availability under the revolving credit facility of $700,000.

On October 29, 2012, the Plant Owners amended and restated their existing credit facilities and entered into a new revolving credit facility for an aggregate amount of up to $10,000,000. See Note 11- Subsequent Events.

The Company has had and continues to have extensive communications with holders of the $39,500,000 in debt due June 25, 2013 to restructure the existing loans and any additional loans under the new $10,000,000 credit facility. The Company also continues to explore its capital raising alternatives. The Company believes that it will be able to successfully restructure the loans or raise additional capital, or both, prior to the June 25, 2013 maturity date. However, the Company cannot provide any assurances that it will be able to do so, or what the terms of any restructuring or capital raising transaction might be. If the Company is unable to timely restructure the $39,500,000 in debt (together with any additional debt under the new credit facility) due June 25, 2013 or raise sufficient capital to repay the debt, the Company will be in default on that debt and in cross-default on the $46,800,000 in debt extended to June 30, 2016, all of which, totaling $91,300,000 plus any amounts borrowed under the new credit facility, will be accelerated and immediately due and payable on June 25, 2013. As a result, the Company and its direct and indirect subsidiaries, including Kinergy and the Plant Owners, will likely experience material adverse effects.

Note Payable to Related Party – On March 31, 2009, the Company’s Chief Executive Officer provided funds in an aggregate amount of $1,000,000 for general working capital purposes, in exchange for an unsecured promissory note issued by the Company. Interest on the unpaid principal amount accrues at a rate of 8.00% per annum. The Company recorded interest under this note of approximately $15,000 and $20,000 for the three months ended September 30, 2012 and 2011, respectively. The Company recorded interest under this note of approximately $45,000 and $60,000 for the nine months ended September 30, 2012 and 2011, respectively. As of December 31, 2011, the remaining amount of $750,000 was due and payable on the extended maturity date of March 31, 2012. On March 7, 2012, the maturity date was further extended to March 31, 2013.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	COMMON STOCK AND WARRANTS.

For the nine months ended September 30, 2012, certain warrant holders exercised warrants in respect of 252,101 shares of common stock on a cashless exercise basis, resulting in 172,269 net shares of common stock issued by the Company. For the three and nine months ended September 30, 2012, certain warrant holders exercised warrants in respect of 50,000 shares of common stock for $26,500 in cash.

July Offering – On July 3, 2012, the Company raised $10,903,000, net of $1,137,000 of underwriting and issuance costs, through a public offering of units consisting of an aggregate of 28,000,000 shares of common stock, warrants to purchase 28,000,000 shares of common stock at an exercise price of $0.63 per share with a term of five years and warrants to purchase 14,000,000 shares of common stock at an exercise price of $0.53 per share with a term of eighteen months (“July Offering”), which warrant exercise prices are subject to adjustment.

The warrants issued in the July Offering are subject to a “weighted-average” anti-dilution adjustment if the Company issues or is deemed to have issued securities at a price lower than the then applicable warrant exercise prices. In September 2012, as discussed below, the Company issued additional common stock and warrants, resulting in adjustments to the exercise prices of warrants issued in the July Offering. The adjusted exercise prices for the 5-year and 18-month warrants are $0.50 per share and $0.43 per share, respectively.

The Company accounted for the net proceeds of the July Offering by first allocating the $3,380,000 fair value of the warrants to liabilities and then allocating the remaining amount to equity.

September Offering – On September 26, 2012, the Company raised $10,091,000, net of $909,000 of underwriting and issuance costs, through a public offering of units consisting of an aggregate of 27,500,000 shares of common stock and warrants to purchase 27,500,000 shares of common stock at an exercise price of $0.59 per share with a term of three years (“September Offering”). The Company accounted for the net proceeds of the September Offering by first allocating the $1,658,000 fair value of the warrants to liabilities and then allocating the remaining amount to equity.

7.	COMMITMENTS AND CONTINGENCIES.

Purchase Commitments – At September 30, 2012, the Company had fixed-price purchase contracts with its suppliers to purchase $14,153,000 of ethanol and indexed-price contracts to purchase 112,000 gallons of ethanol. These contracts will be satisfied throughout the remainder of 2012.

Sales Commitments – At September 30, 2012, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and WDG. The volumes indicated in the indexed-price contracts table will be sold at publicly-indexed sales prices determined by market prices in effect on their respective transaction dates (in thousands):

Fixed-Price Contracts
Ethanol	$70
WDG	521
Total	$591

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Indexed-Price Contracts (Volume)
Ethanol (gallons)	97,708
WDG (tons)	55

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

The Company valued its warrants using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. Significant assumptions used in the valuations for the dates noted are as follows (fair value in thousands):

As of September 30, 2012:

Original Issue Date	Exercise Price	Volatility	Risk Free Int Rate	Term (yrs)	Marketability Discount	Fair Value

October 2010	$0.12	75.6%	0.62%	5.10	48.0%	$43
December 2011	$0.84	77.7%	0.47%	4.21	55.9%	585
July 2012	$0.50	76.8%	0.62%	4.76	57.5%	3,351
July 2012	$0.43	73.9%	0.17%	1.26	57.5%	858
September 2012	$0.59	74.1%	0.31%	3.00	58.5%	1,658
						$6,495

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2011:

Original Issue Date	Exercise Price	Volatility	Risk Free Int Rate	Term (yrs)	Marketability Discount	Fair Value

October 2010	$0.45	68.0%	1.09%	5.90	47.4%	$226
December 2011	$1.50	68.0%	0.83%	4.96	52.0%	1,695
						$1,921

 The changes in the fair value of the Company’s Level 3 inputs were as follows (in thousands):

Balance, December 31, 2011	$1,921
Warrant exercises	(112)
Adjustments to fair value for the period	33
Balance, March 31, 2012	1,842
Adjustments to fair value for the period	(1,285)
Balance, June 30, 2012	557
July Offering	3,380
September Offering	1,658
Adjustments to fair value for the period	900
Balance, September 30, 2012	$6,495

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$514	$–	$–	$514
Total Assets	$514	$–	$–	$514

__________

(1) Included in other current assets in the consolidated balance sheets.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$–	$–	$6,495	$6,495
Commodity contracts(1)	291	–	–	291
Total Liabilities	$291	$–	$6,495	$6,786

__________

(1) Included in accrued liabilities in the consolidated balance sheets.

The following tables summarize fair value measurements by level at December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$244	$–	$–	$244
Total Assets	$244	$–	$–	$244

__________

(1) Included in other current assets in the consolidated balance sheets.

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants(1)	$–	$–	$1,921	$1,921
Commodity contracts(2)	500	–	–	500
Total Liabilities	$500	$–	$1,921	$2,421

__________

(1) Included in other liabilities in the consolidated balance sheets.

(2) Included in accrued liabilities in the consolidated balance sheets.

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(5,971)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(6,290)	115,677	$(0.05)

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2011
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$4,352
Less: Preferred stock dividends	(319)
Basic and diluted income per share:
Income available to common stockholders	$4,033	33,201	$0.12

	Nine Months Ended September 30, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(13,553)
Less: Preferred stock dividends	(949)
Basic and diluted loss per share:
Loss available to common stockholders	$(14,502)	96,203	$(0.15)

	Nine Months Ended September 30, 2011
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$5,120
Less: Preferred stock dividends	(946)
Basic income per share:
Income available to common stockholders	$4,174	21,230	$0.20
Add: Stock options	–	98
Diluted income per share:
Income available to common stockholders	$4,174	21,328	$0.20

There were an aggregate of 3,800,000 and 3,300,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and nine months ended September 30, 2012, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three and nine months ended September 30, 2012, as their effect would have been anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company accrued and paid cash dividends in respect of its Series B Preferred Stock of $319,000 and $949,000 for the three and nine months ended September 30, 2012, respectively, and accrued but did not pay cash dividends of $319,000 and $946,000 for the three and nine months ended September 30, 2011, respectively. On August 21, 2012, the Company entered into an agreement with the Series B Preferred Stock holders under which the Company issued 2,360,000 shares of its common stock in payment of $732,000 of the total $7,315,000 of accrued and unpaid dividends in respect of the Series B Preferred Stock. In addition, the holders of the Series B Preferred Stock agreed to forebear from exercising any rights they may have with respect to the unpaid dividends until January 1, 2014. The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $6,583,000 and $7,315,000 as of September 30, 2012 and December 31, 2011, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of September 30, 2012 and December 31, 2011. This note matures on March 31, 2013.

11. SUBSEQUENT EVENTS.

Repayment of Senior Unsecured Notes – On October 1, 2012, the Company fully repaid in cash its $10,000,000 in senior unsecured notes from proceeds of its public offering, which closed on September 26, 2012.

Second Amended and Restated Credit Agreement – On October 29, 2012, the Plant Owners entered into a Second Amended and Restated Credit Agreement (“Restated Credit Agreement”) with the lenders party to the agreement. The Restated Credit Agreement provides for a revolving credit facility of up to $40,000,000, a term loan of $25,000,000 (“Tranche A-1 Loan”) and a term loan of $26,300,000 (“Tranche A-2 Loan”). Under the terms of the Restated Credit Agreement, $39,500,000 of the combined revolving loans and term loans has a maturity date of June 25, 2013 and $51,800,000 of the combined revolving loans and term loans has a maturity date of June 30, 2016.

The Plant Owners may elect to receive Eurodollar loans and/or base rate loans. The per annum interest rate on Eurodollar loans is equal to (a) the rate obtained by dividing (i) the one-month LIBOR for the relevant interest period (but in no event less than 4%) by (ii) a percentage equal to (1) 100% minus (2) the Eurodollar Reserve Percentage (as determined by the Board of Governors of the Federal Reserve System) for the relevant period, plus (b) the applicable margin of 10%. The per annum interest rate on base rate loans is equal to (A) the higher of (x) the Federal Funds Effective Rate (equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System) plus 0.50%, (y) the rate of interest as publicly announced by Wells Fargo Bank as its “prime rate” or (z) the one-month LIBOR plus 1.0%, plus the applicable margin of 10%.

Interest under the loans is payable monthly in cash, but as long as no default or event of default has occurred or is continuing, interest payments due to certain lenders for any period prior to June 25, 2013, may, at the option of the Plant Owners, be deferred and added to the principal balance of the Tranche A-1 Loan due June 30, 2016. The Plant Owners are also required to pay an unused line fee of 2.0% per annum and other customary fees and expenses associated with the credit facility.

The Plant Owners’ obligations are secured by a security interest in their assets and equity interests in favor of the lenders. The Restated Credit Agreement contains numerous customary representations, warranties, affirmative and negative covenants and other customary terms and conditions, including events of default (including upon the occurrence of an event of default with respect to any indebtedness owed by the Company) and remedies in favor of the lenders. The Restated Credit Agreement also contains restrictions on the creation or incurrence of additional indebtedness (other than pursuant to the Credit Agreement described below) and on distributions of funds from the Plant Owners to any affiliates of the Plant Owners, including the Company.

The Restated Credit Agreement also contains financial covenants concerning certain of the Plant Owners’ budgeted expenses. Specifically, the Plant Owners shall not permit amounts disbursed pursuant to the categories in the budget related to the asset management agreement among the Plant Owners and the Company and operating disbursements to exceed their respective budgeted amounts by more than 10%.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement (described below), to prepay in whole or in part the revolving loans and Tranche A-1 Loans (and the Tranche A-2 Loans following the payment in full of the revolving loans and Tranche A-1 Loans). However, in the event of any prepayment of the Tranche A-1 Loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments which would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The Restated Credit Agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium.

Credit Agreement – On October 29, 2012, the Plant Owners entered into a Credit Agreement (“Credit Agreement”) with lenders party to the agreement. The Credit Agreement provides for a revolving credit facility of up to $10,000,000. The Plant owners may request (with a maximum of 5 requests) increases in the amount of the facility in increments of not less than $1,000,000, up to a maximum credit limit of $5,000,000. The lenders have no obligation to agree to such a request. Loans made under the Credit Agreement mature on June 25, 2013 or such later date on or prior to June 25, 2016, as may be agreed to by certain of the lenders holding in excess of 50% of the outstanding principal amount of the loans and the undisbursed amount of the aggregate lending commitment. Any extension of the maturity date will be in increments of one calendar year.

The Plant Owners may elect to receive Eurodollar loans and/or base rate loans. The per annum interest rate on Eurodollar loans is equal to (a) the rate obtained by dividing (i) the one-month LIBOR for the relevant interest period (but in no event less than 4%) by (ii) a percentage equal to (1) 100% minus (2) the Eurodollar Reserve Percentage (as determined by the Board of Governors of the Federal Reserve System) for the relevant period, plus (b) the applicable margin. The per annum interest rate on base rate loans is equal to (A) the higher of (x) the Federal Funds Effective Rate (equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System), plus 0.50%, (y) the rate of interest as publicly announced by Wells Fargo Bank as its “prime rate” or (z) the one-month LIBOR plus 1.0%, plus the applicable margin. With respect to both the Eurodollar loans and base rate loans, the applicable margin is 5.5%; provided that for any loans for which interest is paid as capitalized interest, the applicable margin is deemed to be 8.0% per annum for the period for which interest is so paid.

Interest under the loans is payable monthly in cash, but as long as no default or event of default has occurred or is continuing, interest payments due to the lenders may, at the option of the Plant Owners, be deferred and added as capitalized interest to the principal balance of the loans. The Plant Owners are also required to pay an unused line fee of 2.0% per annum and other customary fees and expenses associated with the credit facility.

The Plant Owners’ obligations are secured by a security interest in their assets and equity interests in favor of the lenders. The Credit Agreement contains numerous customary representations, warranties, affirmative and negative covenants and other customary terms and conditions, including events of default (including upon the occurrence of an event of default with respect to any indebtedness owed by the Company) and remedies in favor of the lenders. The Credit Agreement also contains restrictions on the creation or incurrence of additional indebtedness and on distributions of funds from the Plant Owners to any affiliates of the Plant Owners, including the Company.

The Credit Agreement also contains financial covenants concerning certain of the Plant Owners’ budgeted expenses. Specifically, the Plant Owners shall not permit amounts disbursed pursuant to the categories in the budget related to the asset management agreement among the Plant Owners and the Company and operating disbursements to exceed their respective budgeted amounts by more than 10%.

The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay the revolving loans under the Credit Agreement. The Credit Agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets.

Intercreditor Agreement – On October 29, 2012, the Plant Owners entered into an Intercreditor Agreement (“Intercreditor Agreement”) with Wells Fargo Bank, National Association (“Agent”), as collateral agent. The Intercreditor Agreement provides, among other things, that the amounts owed by the Plant Owners under the Credit Agreement shall be senior in right and payment to the payment of amounts owed by the Plant Owners under the Restated Credit Agreement. In addition, pursuant to the terms of the Intercreditor Agreement, the lenders under the Restated Credit Agreement have agreed to continue, and make certain additional extensions of, credit to the Plant Owners pursuant to the terms of the Restated Credit Agreement, upon, among other terms and conditions, the conditions that (i) obligations of Plant Owners under the Restated Credit Agreement shall be secured by a second priority lien on, and security interests in, the collateral under the Restated Credit Agreement, and (ii) subject to the terms and conditions contained in the Intercreditor Agreement, the payment of certain obligations under the Restated Credit Agreement shall be subordinate and subject in right and time of payment to the prior discharge of amounts owed by the Plant Owners under the Credit Agreement.

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

Any of the factors described immediately above, or referenced from time to time in our filings with the Securities and Exchange Commission or in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2011 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

After our recent acquisition of an additional 33% ownership interest in New PE Holdco in July 2012, we now hold a 67% ownership interest in New PE Holdco which indirectly owns the Pacific Ethanol Plants through its ownership of the Plant Owners. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with New PE Holdco and the Plant Owners. We also market ethanol and WDG produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational. In addition, we provide operations, maintenance and accounting services for a 250,000 gallon per year cellulosic integrated biorefinery owned by ZeaChem Inc. in Boardman, Oregon, which is located adjacent to the Pacific Ethanol Columbia plant.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Variance		2012	2011	Variance
Production gallons sold (in millions)	33.5	38.0	(11.8%	)	106.0	113.0	(6.2%	)
Third party gallons sold (in millions)	73.8	84.6	(12.8%	)	232.7	194.8	19.5%
Total gallons sold (in millions)	107.3	122.6	(12.4%	)	338.7	307.8	10.0%
Average sales price per gallon	$2.65	$2.97	(10.8%	)	$2.43	$2.79	(12.9%	)
Corn cost per bushel – CBOT equivalent (1)	$7.72	$6.90	11.9%		$6.73	$6.95	(3.2%	)
Co-product revenues as % of delivered cost of corn	27.1%	23.1%	17.3%		26.2%	22.7%	15.4%
Average CBOT ethanol price per gallon	$2.51	$2.78	(9.7%	)	$2.29	$2.62	(12.6%	)
Average CBOT corn price per bushel	$7.83	$6.96	12.5%		$6.81	$6.99	(2.6%	)

(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,			Variance in		Nine Months Ended September 30,			Variance in
	2012		2011	Dollars	Percent	2012		2011	Dollars	Percent

Net sales	$215,860		$271,649	$(55,789)	(20.5)%	$619,026		$659,390	$(40,364)	(6.1)%
Cost of goods sold	218,300		263,461	(45,161)	(17.1)%	633,843		647,355	(13,512)	(2.1)%
Gross profit (loss)	$(2,440)		$8,188	$(10,628)	NM	$(14,817)		$12,035	$(26,852)	NM
Percentage of net sales	(1.1%	)	3.0%			(2.4%	)	1.8%

Net Sales

The decrease in our net sales for the three months ended September 30, 2012 as compared to the same period in 2011 was due to decreases in our total volume of ethanol gallons sold and our average sales price per gallon.

Total volume of ethanol gallons sold decreased by 15.3 million gallons, or 12%, to 107.3 million gallons for the three months ended September 30, 2012 as compared to 122.6 million gallons for the same period in 2011. The total volume of ethanol gallons sold declined due to reduced production rates caused by industry-wide lower corn crush margins resulting from decreased ethanol demand. The corn crush margin is the difference between specified index prices for ethanol and corn.

Our average sales price per gallon decreased 11% to $2.65 for the three months ended September 30, 2012 from an average sales price per gallon of $2.97 for the same period in 2011, which was consistent with the decrease in the average CBOT ethanol price per gallon for the comparable periods. Our average sales price declined due to decreased ethanol demand. Total volume of ethanol gallons sold increased by 30.9 million gallons, or 10%, to 338.7 million gallons for the nine months ended September 30, 2012 as compared to 307.8 million gallons for the same period in 2011. The overall increase in gallons sold is primarily due to an increase in third party gallons sold, predominantly from additional gallons sold through third-party ethanol marketing arrangements, including from the Keyes, California production facility.

Our average sales price per gallon decreased 13% to $2.43 for the nine months ended September 30, 2012 from an average sales price per gallon of $2.79 for the same period in 2011, consistent with the decrease in the average CBOT ethanol price per gallon for the comparable periods.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin decreased to negative 1.1% for the three months ended September 30, 2012 from positive 3.0% for the same period in 2011. Our gross profit (loss) decreased to a loss of $2.4 million for the three months ended September 30, 2012 from a profit of $8.2 million for the same period in 2011. The decreases in our gross margin and our gross profit (loss) were due to lower corn crush margins.

Our gross margin decreased to negative 2.4% for the nine months ended September 30, 2012 from positive 1.8% for the same period in 2011. Our gross profit (loss) decreased to a loss of $14.8 million for the nine months ended September 30, 2012 from a profit of $12.0 million for the same period in 2011. The decreases in our gross margin and our gross profit in these periods were primarily due to lower corn crush margins. In addition, for the nine months ended September 30, 2011, we were able to offset approximately $1.5 million of our production costs due to elevated corn prices with proceeds from the California Ethanol Producer Incentive Program, which were recorded as reductions to cost of goods sold. We did not receive any such proceeds for the three and nine months ended September 30, 2012.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in			Nine Months Ended September 30,		Variance in
	2012	2011	Dollars	Percent		2012	2011	Dollars	Percent
Selling, general and administrative expenses	$2,898	$3,495	$(597)	(17.1%	)	$9,400	$11,742	$(2,342)	(19.9%	)
Percentage of net sales	1.3%	1.3%				1.5%	1.8%

SG&A decreased $0.6 million to $2.9 million for the three months ended September 30, 2012 as compared to $3.5 million for the same period in 2011. The decrease in SG&A is primarily due to the following factors:

•	a $0.4 million reduction in legal expenses; and

•	a $0.3 million reduction in noncash compensation expenses due to the decreased value of restricted stock awards to our employees and members of our board of directors.

SG&A decreased $2.3 million to $9.4 million for the nine months ended September 30, 2012 as compared to $11.7 million for the same period in 2011. The decrease in SG&A is primarily due to the following factors:

•	a $1.3 million reduction in noncash compensation expenses due to the decreased value of restricted stock awards to our employees and members of our board of directors; and

•	a $1.2 million reduction in legal expenses.

Fair Value Adjustments on Convertible Debt and Warrants

The following table presents our fair value adjustments on convertible debt and warrants in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,			Variance in		Nine Months Ended September 30,		Variance in
	2012		2011	Dollars	Percent	2012	2011	Dollars	Percent
Fair value adjustments on convertible debt and warrants	$(900)		$4,113	$(5,013)	NM	$352	$6,968	$(6,616)	(94.9%	)
Percentage of net sales	(0.4%	)	1.5%			0.1%	1.1%

We issued convertible debt and warrants beginning in the fourth quarter of 2010 for $35.0 million in cash. The convertible debt and warrants were recorded at fair value. We issued additional warrants in December 2011, July 2012 and September 2012, which were also recorded at fair value. We recorded an expense of $0.9 million and income of $4.1 million related to the subsequent fair value adjustments of these instruments for the three months ended September 30, 2012 and 2011, respectively. We recorded income of $0.4 million and $7.0 million related to the subsequent fair value adjustments of these instruments for the nine months ended September 30, 2012 and 2011, respectively.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in			Nine Months Ended September 30,		Variance in
	2012	2011	Dollars	Percent		2012	2011	Dollars	Percent
Interest expense, net	$3,378	$4,071	$(693)	(17.0%	)	$9,380	$11,337	$(1,957)	(17.3%	)
Percentage of net sales	1.6%	1.5%				1.5%	1.7%

Interest expense, net decreased by $0.7 million to $3.4 million for the three months ended September 30, 2012 from $4.1 million for the same period in 2011. Interest expense, net decreased by $1.9 million to $9.4 million for the nine months ended September 30, 2012 from $11.3 million for the same period in 2011. The decrease in interest expense, net for these periods is primarily due to decreased average debt balances, largely due to the retirement of our convertible debt in November 2011.

Other Expense, net

The following table presents our other expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in			Nine Months Ended September 30,		Variance in
	2012	2011	Dollars	Percent		2012	2011	Dollars	Percent
Other expense, net	$105	$166	$(61)	(36.7%	)	$499	$709	$(210)	(29.6%	)
Percentage of net sales	0.0%	0.1%				0.1%	0.1%

Other expense, net decreased by $0.1 million to $0.1 million for the three months ended September 30, 2012 from $0.2 million for the same period in 2011. Other expense, net decreased by $0.2 million to $0.5 million for the nine months ended September 30, 2012 from $0.7 million for the same period in 2011. The decreases in other expense, net are primarily due to reductions in bank fees.

Net (Income) Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the portion of our net (income) loss attributed to noncontrolling interest in variable interest entity in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,			Variance in		Nine Months Ended September 30,		Variance in
	2012	2011		Dollars	Percent	2012	2011	Dollars	Percent
Net (income) loss attributed to noncontrolling interest in variable interest entity	$3,750	$(217)		$3,967	NM	$20,191	$9,905	$10,286	NM
Percentage of net sales	1.7%	(0.1%	)			3.3%	1.5%

Net (income) loss attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of New PE Holdco, a variable interest entity. For the three and nine months ended September 30, 2012 and 2011, we consolidated the entire income statement of New PE Holdco. However, because we owned less than 100% of New PE Holdco, we reduced our net income (loss) for the amount attributed to noncontrolling interest in variable interest entity corresponding to the ownership interest that we do not own.

Net Income (Loss) Attributed to Pacific Ethanol

The following table presents our net income (loss) attributed to Pacific Ethanol in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,			Variance in		Nine Months Ended September 30,			Variance in
	2012		2011	Dollars	Percent	2012		2011	Dollars	Percent
Net income (loss) attributed to Pacific Ethanol	$(5,971)		$4,352	$(10,323)	NM	$(13,553)		$5,120	$(18,673)	NM
Percentage of net sales	(2.8%	)	1.6%			(2.2%	)	0.8%

Net income attributed to Pacific Ethanol decreased during the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to our lower gross profit resulting from lower corn crush margins and additional losses attributed to Pacific Ethanol from our increased ownership interest in New PE Holdco, which generated losses at the plant-level.

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

	Three Months Ended September 30,				Variance in		Nine Months Ended September 30,				Variance in
	2012		2011		Dollars	Percent	2012		2011		Dollars	Percent
Preferred stock dividends	$(319)		$(319)		$–	—%	$(949)		$(946)		$(3)	(0.3)%
Percentage of net sales	(0.1%	)	(0.1%	)			(0.1%	)	(0.1%	)
Income (loss) available to common stockholders	$(6,290)		$4,033		$(10,323)	NM	$(14,502)		$4,174		$(18,676)	NM
Percentage of net sales	(2.9%	)	1.5%				(2.3%	)	0.6%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We have recorded dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for the three months ended September 30, 2012 and 2011, and $0.9 million, for the nine months ended September 30, 2012 and 2011. We paid the dividends for the three and nine months ended September 30, 2012, however, we accrued and did not pay any dividends for the three and nine months ended September 30, 2011, resulting in total accrued and unpaid dividends of $6.6 million as of September 30, 2012.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, we funded our operations primarily from cash provided by operations, equity financings and borrowings under our credit facilities. As of September 30, 2012, we had working capital of $6.8 million and cash and cash equivalents of $18.7 million. As of December 31, 2011, we had working capital of $50.5 million and cash and cash equivalents of $8.9 million. Our current available capital resources consist of cash on hand, amounts available for borrowing under Kinergy’s credit facility and amounts available for borrowing under the Plant Owners’ credit facility for the operations of the Pacific Ethanol Plants.

In July 2012, we raised $12.0 million in gross proceeds from the sale of common stock and warrants. Shortly thereafter, we purchased an additional 33% ownership interest in New PE Holdco for $20.0 million, paying $10.0 million in cash and issuing $10.0 million in senior unsecured promissory notes, or Notes, due April 13, 2013. In September 2012, we raised $11.0 million in gross proceeds from the sale of common stock and warrants and used the proceeds to repay in full the Notes in October 2012. In July 2012, the Plant Owners extended to June 30, 2016 the maturity date in respect of $46.8 million of the total $86.3 million of the Plant Owners’ term and revolving debt and increased its revolving debt by $5.0 million. In October 2012, the Plant Owners secured a new revolving credit facility of up to $10.0 million. The remaining $39.5 million, together with up to an additional $10.0 million under the new credit facility, is due on June 25, 2013.

We have had and continue to have extensive communications with holders of the $39.5 million in debt due June 25, 2013 to restructure the existing loans and any additional loans under the new $10.0 million credit facility. We also continue to explore our capital raising alternatives. We believe that we will be able to successfully restructure the loans or raise additional capital, or both, prior to the June 25, 2013 maturity date. However, we can provide no assurances that we will be able to do so, or what the terms of any restructuring or capital raising transaction might be. If we are unable to timely restructure the $39.5 million in debt (together with any additional debt under the new credit facility) due June 25, 2013 or raise sufficient capital to repay the debt, we will be in default on that debt and in cross-default on the $46.8 million in debt extended to June 30, 2016, all of which, totaling $91.3 million plus any amounts borrowed under the new credit facility, will be accelerated and immediately due and payable on June 25, 2013. As a result, we and our direct and indirect subsidiaries, including Kinergy and the Plant Owners, will likely experience material adverse effects.

Our ability to maintain adequate liquidity depends, in part, upon factors within the ethanol industry beyond our control. These factors, which include, but are not limited to, the prices of corn, ethanol, natural gas and WDG, as well as regulatory changes and economic and financial conditions in our industry and the global economy, may affect our ability to generate cash flows from operations and to satisfy our obligations as they become due.

Despite our liquidity risks, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated capital requirements for the next twelve months. If, however, our capital requirements or cash flows vary materially from our current projections, or if other unforeseen circumstances occur, such as a lack of significant improvement or further deterioration of corn crush margins, we may require additional financing during that period. Our failure to raise capital, if needed, could restrict our growth, hinder our ability to compete and adversely impact our operations.

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

	September 30, 2012	December 31, 2011	Variance
Cash and cash equivalents	$18,671	$8,914	109.5%
Current assets	$68,965	$66,748	3.3%
Total assets of variable interest entity	$163,218	$173,606	(6.0%	)
Current liabilities	$62,149	$16,297	NM
Property and equipment, net	$153,109	$159,617	(4.1%	)
Notes payable, current portion	$50,105	$750	NM
Notes payable, noncurrent portion	$68,990	$93,689	(26.4%	)
Total liabilities of variable interest entity	$97,444	$76,478	27.4%
Working capital	$6,816	$50,451	(86.5%	)
Working capital ratio	1.11	4.10	(72.9%	)

Change in Working Capital and Cash Flows

Working capital decreased to $6.8 million at September 30, 2012 from $50.5 million at December 31, 2011 as a result of an increase in current liabilities of $45.9 million, partially offset by an increase in current assets of $2.2 million. Current liabilities increased primarily due to an increase in the current portion of our long-term debt due to the reclassification of $39.4 million of the outstanding balance, as its maturity date is June 2013. In addition, we recorded $10.0 million in short-term notes payable related to our acquisition of an additional 33% ownership interest in New PE Holdco. On October 1, 2012, we repaid in full the $10.0 million in short-term notes with the proceeds from our public offering of common stock and warrants in September 2012.

Current assets increased primarily due to higher cash and cash equivalents of $18.7 million, which includes approximately $10.0 million in net proceeds from our public offering of common stock and warrants in September 2012.

Cash used in operating activities of $11.4 million resulted primarily from a consolidated net loss of $33.7 million and fair value adjustments of $0.4 million, partially offset by depreciation and amortization of $9.2 million, an increase in accounts payable and accrued expenses of $5.5 million, a decrease in prepaid inventory of $3.1 million, prepaid expenses and other assets of $1.5 million, inventories of $1.5 million, accounts receivable of $0.6 million and noncash compensation of $0.7 million.

Cash used in investing activities of $12.1 million resulted from our purchase of an additional 33% ownership interest in New PE Holdco for $20.0 million, $10.0 million of which was paid in cash, and additions to property and equipment of $2.1 million.

Cash provided by financing activities of $33.3 million resulted from the net proceeds of our two public offerings of common stock and warrants in the aggregate amount of $21.0 million, borrowings of $13.2 million and cash payments of dividends in respect of our Series B Preferred Stock of $0.9 million.

Kinergy Operating Line of Credit

In May 2012, we extended Kinergy’s operating line of credit. The renewal of Kinergy’s credit facility is for an aggregate amount of up to $30.0 million, with an optional accordion feature for up to an additional $10.0 million. The prior credit facility included an accordion feature of $5.0 million. The credit facility expires on December 31, 2015. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 2.50% and 3.50%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Kinergy is also required to pay customary fees and expenses associated with the credit facility and issuances of letters of credit. In addition, Kinergy is responsible for a $3,000 monthly servicing fee. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited to $800,000 per fiscal quarter in 2012, $900,000 per fiscal quarter in 2013, $1,000,000 per fiscal quarter in 2014 and $1,100,000 per fiscal quarter in 2015.

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

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Periods Ended September 30,		Years Ended December 31,
	2012	2011	2011	2010

EBITDA Requirement – Three Months	$450	$350	N/A	$250
Actual	$2,117	$1,590	N/A	$555
Excess	$1,667	$1,240	N/A	$305

EBITDA Requirement – Six Months	$1,100	$900	$800	$900
Actual	$3,047	$3,220	$858	$2,387
Excess	$1,947	$2,320	$58	$1,487

Fixed Coverage Ratio Requirement	2.00	2.00	2.00	1.10
Actual	3.63	6.39	4.26	7.13
Excess	1.63	4.39	2.26	6.03

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2012, Kinergy had amounts available for borrowing under the credit facility of $4.2 million and an outstanding balance of $17.2 million.

Plant Owners’ Credit Facilities

Amended and Restated Credit Facility

On October 29, 2012, the Plant Owners amended and restated their existing credit facilities with their lenders to provide for a revolving credit facility of up to $40.0 million, a term loan of $25.0 million (“Tranche A-1 Loan”) and a term loan of $26.3 million (“Tranche A-2 Loan”). Under the credit facilities, $39.5 million of the combined revolving loans and term loans has a maturity date of June 25, 2013 and $51.8 million of the combined revolving loans and term loans has a maturity date of June 30, 2016.

The Plant Owners may elect to receive Eurodollar loans and/or base rate loans. The per annum interest rate on Eurodollar loans is equal to (a) the rate obtained by dividing (i) the one-month LIBOR for the relevant interest period (but in no event less than 4%) by (ii) a percentage equal to (1) 100% minus (2) the Eurodollar Reserve Percentage (as determined by the Board of Governors of the Federal Reserve System) for the relevant period, plus (b) the applicable margin of 10%. The per annum interest rate on base rate loans is equal to (A) the higher of (x) the Federal Funds Effective Rate (equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System) plus 0.50%, (y) the rate of interest as publicly announced by Wells Fargo Bank as its “prime rate” or (z) the one-month LIBOR plus 1.0%, plus the applicable margin of 10%.

Interest under the loans is payable monthly in cash, but as long as no default or event of default has occurred or is continuing, interest payments due to certain lenders for any period prior to June 25, 2013, may, at the option of the Plant Owners, be deferred and added to the principal balance of the Tranche A-1 Loan due June 30, 2016. The Plant Owners are also required to pay an unused line fee of 2.0% per annum and other customary fees and expenses associated with the credit facility.

The Plant Owners’ obligations are secured by a security interest in their assets and equity interests in favor of the lenders.

The amended and restated credit facility contains numerous customary representations, warranties, affirmative and negative covenants and other customary terms and conditions, including events of default (including upon the occurrence of an event of default with respect to any indebtedness owed by Pacific Ethanol) and remedies in favor of the lenders. The facility also contains restrictions on the creation or incurrence of additional indebtedness (other than pursuant to the new credit facility described below) and on distributions of funds from the Plant Owners to any affiliates of the Plant Owners, including Pacific Ethanol.

The amended and restated credit facility also contains financial covenants concerning certain of the Plant Owners’ budgeted expenses. Specifically, the Plant Owners shall not permit amounts disbursed pursuant to the categories in the budget related to the asset management agreement among the Plant Owners and Pacific Ethanol and operating disbursements to exceed their respective budgeted amounts by more than 10%.

The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement (described below), to prepay in whole or in part the revolving loans and Tranche A-1 Loans (and the Tranche A-2 Loans following the payment in full of the revolving loans and Tranche A-1 Loans). However, in the event of any prepayment of the Tranche A-1 Loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments which would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The amended and restated credit facility also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium.

New Credit Facility

On October 29, 2012, the Plant Owners also secured a new revolving credit facility of up to $10.0 million with the ability to request incremental increases of up to a maximum aggregate amount of $5.0 million. The new credit facility matures on June 25, 2013.

The Plant Owners may elect to receive Eurodollar loans and/or base rate loans under the new credit facility. The per annum interest rate on the loans is the same as under the amended and restated credit facility described above; however, the applicable margin under the new credit facility is 5.5% per annum instead of 10%; provided that for any loans for which interest is paid as capitalized interest, the applicable margin is 8.0% per annum for the period for which interest is so paid.

The timing of interest payments, the Plant Owners’ ability to capitalize interest, the unused line fees and other customary fees and expenses associated with the new credit facility are the same as for the amended and restated credit facility described above. The Plant Owners’ obligations under the new credit facility are secured by a security interest in their assets and equity interests in favor of the lenders. The new credit facility contains representations and warranties, events of default and financial covenants identical to those contained in the amended and restated credit facility. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay the revolving loans under the new credit facility. The credit facility requires mandatory prepayments in connection with certain customary events, including any sale of material assets.

As of September 30, 2012, the Plant Owners had unused borrowing availability under its revolving credit facility of $0.7 million and an outstanding balance of $38.5 million due June 25, 2013. Upon securing its new credit facility, the Plant Owners’ unused borrowing availability under its revolving credit facilities increased to $10.7 million.

Intercreditor Agreement

In connection with entering into the amended and restated credit facility and the new credit facility, the Plant Owners entered into an Intercreditor Agreement with Wells Fargo Bank, as collateral agent. The Intercreditor Agreement generally provides, among other things, that the amounts owed by the Plant Owners under the new credit facility shall be senior in right and payment to the payment of amounts owed by the Plant Owners under the amended and restated credit facility.

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

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2012 and 2011.

Impact of New Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2012 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

We may be unable to restructure or repay the Plant Owners’ term and revolving debt in the aggregate amount of up to $49.5 million prior to its June 25, 2013 maturity date. Our inability to timely restructure or repay the debt will likely result in material adverse effects on us and our direct and indirect subsidiaries, including Kinergy and the Plant Owners, and on each Plant Owner’s ability to continue as a going concern.

In July 2012, we extended to June 30, 2016 the maturity date in respect of $46.8 million of the Plant Owners’ term and revolving debt. The Plant Owners’ remaining $39.5 million in debt, plus up to an additional $10.0 million in revolving debt, is due on June 25, 2013. The Plant Owners do not and will likely not have sufficient funds to repay the up to $49.5 million in debt on or prior to its maturity. We are therefore attempting to restructure the debt or raise additional capital. If we are unable to timely restructure the debt or raise sufficient capital to repay the debt, we will be in default on that debt and in cross-default on the $46.8 million in debt extended to June 30, 2016, all of which totaling $91.3 million plus up to an additional $10.0 million in revolving debt, will be accelerated and immediately due and payable on June 25, 2013. Our inability to restructure or repay the debt prior to its maturity will likely have a material adverse effect on us and our direct and indirect subsidiaries, including Kinergy and the Plant Owners, and on each Plant Owner’s ability to continue as a going concern. For example, the Plant Owners may be forced to suspend or curtail their operations and possibly seek protection under the United States Bankruptcy Code. A material adverse effect on the Plant Owners would likewise materially and adversely harm our business, results of operations and future prospects.

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

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on June 6, 2012, we received a letter from NASDAQ indicating that we have been provided an initial period of 180 calendar days, or until December 3, 2012, in which to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have achieved compliance if at any time before December 3, 2012, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days unless the NASDAQ staff exercises its discretion to extend this 10 day period. We may be eligible to receive an additional 180 day compliance period if we meet some of the initial listing requirements of The NASDAQ Capital Market, notify NASDAQ of our intent to cure the deficiency and it appears to the staff of NASDAQ that it is possible for us to cure the deficiency. If we do not regain compliance by December 3, 2012, or, if we do not receive an additional compliance period, by 180 days thereafter, the NASDAQ staff will provide written notice that our common stock is subject to delisting. Given the increased market volatility arising in part from economic turmoil resulting from the ongoing credit crisis, the challenging environment in the biofuels industry and our lack of liquidity, we may be unable to regain compliance with the closing bid price requirement by December 3, 2012 or 180 days thereafter. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

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

For the three months ended September 30, 2012, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
July	–	$–	$–
August	748	$0.35	262
September	–	$–	–
Total	748		$262

Dividends

For each of the three and nine months ended September 30, 2012 and 2011, we recorded an aggregate of $0.3 million and $0.9 million, respectively, in dividends on our Series B Preferred Stock. We declared and paid $0.3 million and $0.9 million in dividends for the three and nine months ended September 30, 2012, respectively. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly, none of which have been paid for the years ended December 31, 2011, 2010 and 2009. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock. On August 21, 2012, we entered into an agreement with the holders of our Series B Preferred Stock, under which we issued 2.4 million shares of our common stock in payment of $0.7 million of the $7.3 million of accrued and unpaid dividends at that time. In addition, the holders of the Series B Preferred Stock agreed to forebear from exercising any rights they may have with respect to the unpaid dividends until January 1, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

2013 Annual Meeting of Stockholders

We expect to hold our 2013 annual meeting of stockholders in May or June 2013 and will hold the meeting at a time, date and location to be determined. The record date and the time, date and location of the 2013 annual meeting of stockholders will be announced in due course. Because the date of the 2013 annual meeting is expected to change by more than 30 days from the date of the 2012 annual meeting, we desire to inform our stockholders of the revised deadlines for stockholder proposals to be discussed and voted upon at the 2013 annual meeting.

Proposals by stockholders that are intended for inclusion in our proxy statement and proxy and to be presented at our 2013 annual meeting must be delivered to our Secretary at our principal executive offices by Friday, December 21, 2012 in order to be considered for inclusion in our proxy materials. Those proposals may be included in our proxy materials if they comply with the rules and regulations of the Securities and Exchange Commission governing stockholder proposals as well as Section 2.14 of our bylaws, as applicable, and as set forth below.

For all other proposals by stockholders to be timely, a stockholder’s notice must be delivered to, or mailed and received by, our Secretary at our principal executive offices by Friday, March 8, 2013. The notice must set forth as to each matter the stockholder proposes to bring before the meeting the information required in Section 2.14 of our bylaws and otherwise comply with that Section, which provides as follows:

2.14          NOMINATIONS AND PROPOSALS

Nominations of persons for election to the board of directors of the Corporation and the proposal of business to be considered by the stockholders may be made at any meeting of stockholders only (a) pursuant to the Corporation’s notice of meeting, (b) by or at the direction of the board of directors or (c) by any stockholder of the Corporation who was a stockholder of record at the time of giving of notice provided for in these bylaws, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 2.14; provided that stockholder nominations of persons for election to the board of directors of the Corporation at a special meeting may only be made if the board of directors has determined that directors are to be elected at the special meeting.

For nominations or other business to be properly brought before a meeting of stockholders by a stockholder pursuant to clause (c) of the preceding sentence, the stockholder must have given timely notice thereof in writing to the secretary of the Corporation and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder’s notice must be delivered to the secretary of the Corporation not later than: (A) in the case of an annual meeting, the close of business on the forty-fifth (45th) day before the first anniversary of the date on which the Corporation first mailed its proxy materials for the prior year’s annual meeting of stockholders; provided, however, that if the date of the meeting has changed more than thirty (30) days from the date of the prior year’s meeting, then in order for the stockholder’s notice to be timely it must be delivered to the secretary of the Corporation a reasonable time before the Corporation mails its proxy materials for the current year’s meeting; provided further, that for purposes of the preceding sentence, a “reasonable time” shall conclusively be deemed to coincide with any adjusted deadline publicly announced by the Corporation pursuant to Rule 14a-5(f) or otherwise; and (B) in the case of a special meeting, the close of business on the seventh (7th) day following the day on which public announcement is first made of the date of the special meeting. In no event shall the public announcement of an adjournment of a meeting of stockholders commence a new time period for the giving of a stockholder’s notice as described above.

Such stockholder’s notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (or any successor thereto, “Exchange Act”) and Rule 14a-11 thereunder (or any successor thereto) (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made, the text of the proposal or business (including the text of any resolutions proposed for consideration and in the event that such business includes a proposal to amend the bylaws of the Corporation, the language of the proposed amendment); and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such stockholder, as they appear on the Corporation’s books, and of such beneficial owner, (ii) the class and number of shares of the Corporation that are owned beneficially and of record by such stockholder and such beneficial owner, (iii) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business or nomination, and (iv) a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group that intends (X) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Corporation’s outstanding capital stock required to approve or adopt the proposal or elect the nominee and/or (Y) otherwise to solicit proxies from stockholders in support of such proposal or nomination.

The Corporation may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director of the Corporation. Notwithstanding any provision of these bylaws to the contrary, no business shall be conducted at a meeting of stockholders except in accordance with the procedures set forth in this Section 2.14.

For purposes of this Section 2.14, “public announcement” shall include disclosure in a press release reported by the Dow Jones News Service, Associated Press, Reuters, Market Wire or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

Notwithstanding the foregoing provisions of this Section 2.14, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section 2.14. Nothing in this Section 2.14 shall be deemed to affect any rights (1) of stockholders to request inclusion of proposals in the Corporation’s proxy statement pursuant to Rule 14a-8 under the Exchange Act, if applicable to the Corporation, or (2) of the holders of any series of preferred stock to elect directors pursuant to any applicable provisions of the certificate of incorporation.

Except as otherwise provided by law, the chairperson of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this Section 2.14 and, if any proposed nomination or business was not made or proposed in compliance with this Section 2.14, to declare that such nomination shall be disregarded or that such proposed business shall not be transacted.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	Form of Warrant to Purchase Common Stock dated July 3, 2012 (1)
10.2	Form of Senior Unsecured Note dated July 13, 2012 (2)
10.3	Letter Agreement dated August 21, 2012 between Pacific Ethanol, Inc. and holders of Series B Preferred Stock (3)
10.4	Underwriting Agreement dated September 21, 2012 between Pacific Ethanol, Inc. and Lazard Capital Markets LLC (4)
10.5	Form of Warrant to Purchase Common Stock dated September 26, 2012 (4)
10.6	Second Amended and Restated Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and Amarillo National Bank (*)
10.7	Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and Amarillo National Bank (*)
10.8	Intercreditor Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC and Wells Fargo Bank, N.A. (*)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)(5)
101.SCH	XBRL Taxonomy Extension Schema (*)(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)(5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)(5)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)(5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)(5)

(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for June 28, 2012 filed with the Securities and Exchange Commission on June 28, 2012.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for July 13, 2012 filed with the Securities and Exchange Commission on July 19, 2012.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K for August 21, 2012 filed with the Securities and Exchange Commission on August 24, 2012.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K for September 21, 2012 filed with the Securities and Exchange Commission on September 21, 2012.
(5)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: November 14, 2012	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.6	Second Amended and Restated Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and Amarillo National Bank
10.7	Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and Amarillo National Bank
10.8	Intercreditor Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC and Wells Fargo Bank, N.A.
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (*)
101.CAL	XBRL Taxonomy Extension Schema (*)
101.SCH	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

