Form 10-K
period 2012-12-31
Pacific Ethanol, Inc.
filed 2013-04-01
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21467

PACIFIC ETHANOL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2170618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 403-2123

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $30.7 million as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 29, 2013 was 157,437,360.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

We hold an 83% ownership interest in New PE Holdco LLC, or New PE Holdco, the owner of each of the plant holding companies, or the Plant Owners, that collectively own the Pacific Ethanol Plants. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with New PE Holdco and the Plant Owners, including supplying all goods and materials necessary to operate and maintain each Pacific Ethanol Plant. In operating the Pacific Ethanol Plants, we direct the production process to obtain optimal production yields, lower costs by leveraging our infrastructure, enter into risk management agreements such as insurance policies and manage commodity risk practices. We are also in complete charge of, and have care and custody over, each Pacific Ethanol Plant that is not operational, and provide recommendations as to when a Pacific Ethanol Plant should become operational. We perform all activities necessary to support a cost effective return of any idled Pacific Ethanol Plant to operational status once New PE Holdco approves our recommendation to re-start an idled Pacific Ethanol Plant.

We market ethanol and WDG produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational. The marketing agreements provide us with the absolute discretion to solicit, negotiate, administer (including payment collection), enforce and execute ethanol and co-product sales agreements with any third party.

The Pacific Ethanol Plants are comprised of the four facilities described immediately below and have an aggregate annual production capacity of up to 200 million gallons. Three of the facilities are currently operational and one of the facilities is currently idled. As market conditions change, we may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

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

Business Strategy

Our primary goal is to advance our position as the leading marketer and producer of low-carbon renewable fuels in the Western United States. The key elements of our business and growth strategy to achieve this objective include:

•	Expand ethanol production and marketing revenues, ethanol markets and distribution infrastructure. We plan to increase our ethanol production and marketing revenues by expanding our relationships with third-party ethanol producers and our ethanol customers to increase sales volumes of ethanol throughout the Western United States at profitable margins. In addition, we plan to maintain and increase sales to animal feed customers in the local markets we serve for WDG. We also plan to expand the market for ethanol by continuing to work with the federal government and state governments to encourage the adoption of policies and standards that promote ethanol as a component in transportation fuels. In addition, we plan to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

•	Operation of Pacific Ethanol Plants and Third-Party Plants. We operate the Pacific Ethanol Plants under an asset management agreement with New PE Holdco and the Plant Owners. If the Madera, California facility becomes operational, we intend to expand our business by providing management and operational services to that facility. We also intend to expand our business by providing management services to other third party facilities. For example, in October 2011, we entered into a management agreement with ZeaChem Inc. to provide operations, maintenance and accounting services for its 250,000 gallon per year cellulosic integrated biorefinery in Boardman, Oregon.

•	Focus on cost efficiencies. We operate the Pacific Ethanol Plants in markets where we believe local characteristics create an opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities. We believe a combination of factors will enable us to achieve this cost advantage, including:

o	Locations near fuel blending facilities will enable lower ethanol transportation costs and allow timing and logistical advantages over competing locations that require ethanol to be shipped over much longer distances.

o	Locations adjacent to major rail lines will enable the efficient delivery of corn in large unit trains from major corn-producing regions.

o	Locations near large concentrations of dairy and/or beef cattle will enable delivery of WDG over short distances without the need for costly drying processes.

In addition to these location-related efficiencies, we believe that we can continue to increase operating efficiencies by incorporating advanced design elements into the Pacific Ethanol Plants to take advantage of state-of-the-art technical and operational efficiencies.

•	Diversify revenue streams. We are currently installing equipment at our Magic Valley and Stockton facilities to separate out the corn oil from the corn kernel. Corn oil separation will allow us to sell corn oil to poultry and biodiesel customers with little marginal cost, providing an additional co-product revenue stream from the ethanol production process.

•	Install new technologies and source new feedstocks. We are evaluating a number of technologies that may increase the efficiency of our ethanol production facilities, reduce our use of carbon-based fuels and allow us to produce advanced biofuels. We are using grain sorghum, also known as milo, in our production process as an alternative to corn, and will continue to source different and potentially abundant and cost-effective feedstocks, including cellulosic feedstock, to supplement corn as the raw material used in the production of ethanol.

•	Evaluate and pursue acquisition opportunities. We intend to evaluate and pursue opportunities to acquire additional ethanol production, storage and distribution facilities and related infrastructure as financial resources and business prospects make the acquisition of these facilities advisable. In addition, we may also seek to acquire facility sites under development.

Competitive Strengths

We believe that our competitive strengths include the following:

•	Our customer and supplier relationships. We have developed extensive business relationships with our customers and suppliers. In particular, we have developed extensive business relationships with major and independent un-branded gasoline suppliers who collectively control the majority of all gasoline sales in California and other Western states. In addition, we have developed extensive business relationships with ethanol and grain suppliers throughout the Western and Midwestern United States.

•	Our ethanol distribution network. We believe that we have a competitive advantage due to our experience in marketing to the segment of customers in major metropolitan and rural markets in the Western United States. We have developed an ethanol distribution network for delivery of ethanol by truck to virtually every significant fuel terminal as well as to numerous smaller fuel terminals throughout California and other Western states. Fuel terminals have limited storage capacity and we have been successful in securing storage tanks at many of the terminals we service. In addition, we have an extensive network of third-party delivery trucks available to deliver ethanol throughout the Western United States.

•	Our operational expertise. We began managing ethanol production facilities in 2006. We believe that we have obtained operational expertise and know-how that can be used to continue operating the Pacific Ethanol Plants and provide operational services to third party facilities.

•	Our strategic locations. We believe that our focus on operating ethanol production facilities in markets where local characteristics create the opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities provides us with competitive advantages, including transportation cost, delivery timing and logistical advantages as well as higher margins associated with the local sale of WDG and other co-products.

•	Our low carbon-intensity ethanol. The California Air Resources Board has enacted a Low-Carbon Fuel Standard for transportation fuels. According to the Low-Carbon Fuel Standard, carbon emission levels for ethanol produced in California are lower than most ethanol plants located in other states. This is primarily because the plants in California, including the Pacific Ethanol Plants, use less energy in their production process. The ethanol produced in California by the Pacific Ethanol Plants and certain other California producers, all of which we market, has a lower carbon-intensity rating than either gasoline or ethanol produced in the mid-west. The lower carbon-intensity rating of ethanol we produce or resell is valued in the market by our customers.

•	Modern technologies. The Pacific Ethanol Plants use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies in order to achieve lower operating costs, higher yields and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels.

•	Our experienced management. Neil M. Koehler, our President and Chief Executive Officer, has over 30 years of experience in the ethanol production, sales and marketing industry. Mr. Koehler is a Director of the California Renewable Fuels Partnership, a Director of the Renewable Fuels Association, or RFA, and is a frequent speaker on the issue of renewable fuels and ethanol marketing and production. In addition to Mr. Koehler, we have seasoned managers with many years of experience in the ethanol, fuel and energy industries leading our various departments. We believe that the experience of our management over the past two decades and our ethanol marketing operations have enabled us to establish valuable relationships in the ethanol industry and understand the business of marketing and producing ethanol and its co-products.

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

The United States ethanol industry is highly dependent upon federal and state legislation and regulation. For example, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The national RFS increases the mandated use of all renewable fuels to approximately 16.6 billion gallons in 2013 and 18.1 billion gallons in 2014. Under the national RFS, the mandated use of all renewable fuels rises incrementally in succeeding years and peaks at 36.0 billion gallons by 2022. Under the national RFS, approximately 13.8 billion gallons in 2013 and 14.4 billion gallons in 2014 are required from conventional, or corn-based, ethanol, which also rises incrementally in succeeding years and peaks at 15.0 billion gallons by 2015. We believe that these increases will bolster demand for ethanol.

According to the RFA, the domestic ethanol industry produced approximately 14.9 billion gallons of ethanol in 2012. We believe that the ethanol market in California alone represented approximately 10% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol is not shipped in these pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks. In addition, we believe that ethanol prices in the Western United States are typically $0.15 to $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities.

We believe that approximately 90% of the ethanol produced in the United States is made in the Midwest from corn. According to the Department of Energy, or DOE, ethanol is generally blended at 10% by volume, but is also blended at up to 85% by volume for vehicles designed to operate on 85% ethanol. The Environmental Protection Agency, or EPA, recently increased the allowable blend of ethanol in gasoline from 10% to 15% for model year 2001 and newer automobiles, pending final approvals by certain state regulatory authorities. Some retailers have begun blending at higher rates in states that have approved higher blend rates.

Compared to gasoline, ethanol is generally considered to be cleaner burning and contains higher octane. We anticipate that the increasing demand for renewable transportation fuels coupled with limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions through the use of renewable fuels will generate additional growth in the demand for ethanol in the Western United States.

According to the DOE, total annual gasoline consumption in the United States is approximately 134 billion gallons and total annual ethanol consumption represented approximately 10% of this amount in 2012. The domestic ethanol industry has substantially reached the initial 10% blend ratio, and we believe the industry has significant potential for growth as the industry migrates to an up to 15% blend ratio, which equals an annual demand of between 13.4 billion and 20.1 billion gallons of ethanol. Furthermore, the national RFS requires an increase of up to 36.0 billion gallons of ethanol annually by 2022, subject to an annual EPA review to adjust targets based on availability of commercially produced advanced and cellulose biofuels.

Overview of Ethanol Production Process

The production of ethanol from starch- or sugar-based feedstock has been refined considerably in recent years, leading to a highly-efficient process that we believe now yields substantially more energy from ethanol and its co-products than is required to make the products. The modern production of ethanol requires large amounts of corn, or other high-starch grains, and water as well as chemicals, enzymes and yeast, and denaturants including unleaded gasoline or liquid natural gas, in addition to natural gas and electricity.

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

After fermentation, the resulting “beer” is transferred to distillation, where the ethanol is separated from the residual “stillage.” The ethanol is concentrated to 190 proof using conventional distillation methods and then is dehydrated to approximately 200 proof, representing 100% alcohol levels, in a molecular sieve system. The resulting anhydrous ethanol is then blended with about 2.5% denaturant, which is usually gasoline, and is then ready for shipment to market.

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

During 2012 and 2011, we produced or purchased ethanol from third parties and resold an aggregate of approximately 285 million and 283 million gallons of fuel-grade ethanol to approximately 52 and 55 customers, respectively. Sales to our three largest customers, Chevron Products USA, Valero Energy Corporation and Sinclair Oil Corporation in 2012 and 2011 represented an aggregate of approximately 49% and 38%, of our net sales, respectively. Sales to each of our other customers represented less than 10% of our net sales in each of 2012 and 2011.

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

During 2012 and 2011, we purchased fuel-grade ethanol and corn, the largest component in producing ethanol, from our suppliers. Purchases from our two largest suppliers in 2012 represented an aggregate of approximately 54% of our total ethanol and corn purchases. Purchases from our three largest suppliers in 2011 represented an aggregate of approximately 64% of our total ethanol and corn purchases. Purchases from each of our other suppliers represented less than 10% of total ethanol and corn purchases in each of 2012 and 2011.

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

Pacific Ethanol Plants

The table below provides an overview of the Pacific Ethanol Plants owned by New PE Holdco and operated by us. Three of the Pacific Ethanol Plants are currently operational and one of the facilities is currently idled. As market conditions change, we may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

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

Marketing Arrangements

In addition to our marketing agreements with the Plant Owners whose facilities are operational to market all of the ethanol produced at those Pacific Ethanol Plants, we have exclusive ethanol marketing agreements with third-party ethanol producers, including Calgren Renewable Fuels, LLC, Front Range Energy, LLC and AE Advanced Fuels Keyes, Inc. to market and sell their entire ethanol production volumes. Calgren Renewable Fuels, LLC owns and operates an ethanol production facility in Pixley, California with annual production capacity of 55 million gallons. Front Range Energy, LLC owns and operates an ethanol production facility in Windsor, Colorado with annual production capacity of 50 million gallons. AE Advanced Fuels Keyes, Inc. owns and operates an ethanol production facility in Keyes, California with annual production capacity of 55 million gallons. We intend to evaluate and pursue opportunities to enter into marketing arrangements with other ethanol producers as business prospects make these marketing arrangements advisable.

Competition

We operate in the highly competitive ethanol marketing and production industry. The largest ethanol producers in the United States are Archer Daniels Midland Company and Valero Energy Corporation, collectively with over 20% of the total installed capacity of ethanol in the United States. In addition, there are many mid-size producers with several plants under ownership, smaller producers with one or two plants, and several ethanol marketers that create significant competition. Overall, we believe there are over 200 ethanol facilities in the United States with an installed operating capacity of approximately 14.9 billion gallons and many brokers and marketers with whom we compete for sales of ethanol and its co-products.

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

National Energy Legislation

The Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The national RFS significantly increases the mandated use of renewable fuels to approximately 16.6 billion gallons in 2013, and rises incrementally and peaks at 36.0 billion gallons by 2022.

E15 (a Blend of Gasoline and Ethanol)

The EPA has allowed fuel and fuel additive manufacturers to introduce into commercial gasoline that contains greater than 10 volume percent of ethanol, up to 15 volume percent of ethanol, or E15, for vehicles from model year 2001 and beyond. Additional changes to some states’ laws to allow for the use of E15 are still required, however, commercial sale of E15 has begun in some states.

State Energy Legislation and Regulations

In January 2007, California’s Governor signed an executive order directing the California Air Resources Board to implement California’s Low-Carbon Fuel Standard for transportation fuels. The Governor’s office estimates that the standard will have the effect of increasing current renewable fuels use in California by three to five times by 2020.

The State of California has established a policy to support ethanol produced in California with the California Ethanol Producer Incentive Program, or CEPIP, a producer incentive which offers up to $0.25 per gallon when ethanol production profitability is less than prescribed levels determined by the California Energy Commission, or CEC. The Pacific Ethanol Plants located in California are eligible for the CEPIP, and the Stockton facility participated in the program in 2010 and 2011. In 2012, this program was not funded and no assurances can be given that the CEC will decide to fund the CEPIP or that the CEC will not alter the program thresholds, participant eligibility or other policy choices that may impact the ability of the Pacific Ethanol Plants located in California to be eligible for the CEPIP in 2013 or future years.

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

Employees

As of March 29, 2013, we had approximately 136 full-time employees. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 1A.	Risk Factors.

Risks Related to our Business

We have incurred significant losses and negative operating cash flow in the past and we may incur significant losses and negative operating cash flow in the foreseeable future. Continued losses and negative operating cash flow will hamper our operations and prevent us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For 2012 and 2011, we incurred consolidated net losses of approximately $43.4 million and $4.0 million and negative operating cash flows of approximately $20.8 million and $4.0 million, respectively. We believe that we may incur significant losses and negative operating cash flows in the foreseeable future. We expect to rely on cash on hand, cash, if any, generated from our operations and cash, if any, generated from future financing activities, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business. Continued losses and negative operating cash flows are also likely to make our capital raising needs more acute while limiting our ability to raise additional financing on favorable terms.

We may be unable to restructure or repay the Plant Owners’ term and revolving debt in the aggregate amount of $4.0 million prior to its June 25, 2013 maturity date. Our inability to timely restructure or repay the debt will likely result in material adverse effects on us and our direct and indirect subsidiaries, including Kinergy and the Plant Owners.

As of March 28, 2013, the Plant Owners had up to $106.3 million in combined term and revolving debt, of which $4.0 million is due on June 25, 2013, up to $15.0 million in revolving debt is due on June 25, 2015 and $87.3 million in combined term and revolving debt is due on June, 30, 2016, of which Pacific Ethanol owns $24.2 million. The Plant Owners do not and may not have sufficient funds to repay the up to $4.0 million in debt on or prior to its maturity on June 25, 2013. We have entered into agreements to raise capital to repay the debt, but the closing under the agreements requires stockholder approval. If we are unable to timely restructure the debt or raise sufficient capital to repay the debt, the Plant Owners will be in default on that debt and in cross-default on the $87.3 million in revolving and term debt due on June 30, 2016 plus up to an additional $15.0 million in revolving debt due June 25, 2015, all of which may be accelerated and become immediately due and payable on June 25, 2013. The Plant Owners’ inability to restructure or repay the $4.0 million of debt due on June 25, 2013 prior to its maturity will likely have a material adverse effect on us and our direct and indirect subsidiaries, including Kinergy and the Plant Owners. A material adverse effect on the Plant Owners would likewise materially and adversely harm our business, results of operations and future prospects.

The results of our operations and our ability to operate at a profit is largely dependent on managing the prices of corn, natural gas, ethanol and WDG, all of which are subject to significant volatility and uncertainty.

Our results of operations are highly impacted by commodity prices, including the cost of corn and natural gas that we must purchase, and the prices of ethanol and WDG that we sell. Prices and supplies are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices and various governmental policies in the United States and around the world. For example, over a period of four weeks at the end of 2011, the market price of ethanol declined by approximately 28%, which substantially reduced our profitability during the fourth quarter and full year of 2011.

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

We are currently a member of New PE Holdco with limited control over certain business decisions. As a result, our interests may not be as well served as if we were in control of all aspects of the business of New PE Holdco, which could adversely affect its contribution to our results of operations and our business prospects related to that entity.

New PE Holdco owns, and we operate, the Pacific Ethanol Plants. We currently have an 83% ownership interest in New PE Holdco. While this represents the single largest ownership position in New PE Holdco and although we have the power to make decisions regarding the activities of New PE Holdco that most significantly impact New PE Holdco’s economic performance by virtue of the terms of the asset management agreement we have with New PE Holdco and the Plant Owners and by virtue of the fact that Neil Koehler, our President and Chief Executive Officer, is the sole manager of New PE Holdco, the consent of the other owners is required to approve certain actions, including restarting an idle plant. Some actions require the consent of holders of 100% of the ownership interests and other actions require the consent of holders of 85% of the ownership interests. In addition, we are precluded from voting on matters in which we have a direct financial interest, such as the amendment or extension of the asset management agreement we have with New PE Holdco and the Plant Owners and/or the marketing agreements we have with the Plant Owners whose facilities are operational. As a result of these limitations, we are dependent on the business judgment of the other owners of New PE Holdco in respect of a number of significant matters bearing on the operations of the Pacific Ethanol Plants. Consequently, our interests may not be as well served as if we were in complete control of New PE Holdco, and the contribution by New PE Holdco to our results of operations and our business prospects related to that entity may be adversely affected by our lack of control over that entity.

Increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. Domestic ethanol production capacity has increased steadily from an annualized rate of 1.5 billion gallons per year in January 1999 to 14.9 billion gallons in 2012 according to the RFA. See “Business—Governmental Regulation.” However, increases in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, although the market price of ethanol increased by approximately 42% for the year ended December 31, 2011 as compared to 2010, during a period of four weeks at the end of 2011, the market price of ethanol declined by approximately 28%, which substantially reduced our profitability during the fourth quarter and full year of 2011. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

The ethanol production and marketing industry is extremely competitive. Many of our significant competitors in the ethanol production and marketing industry, including Archer Daniels Midland Company and Valero Energy Corporation, have substantially greater production and/or financial resources. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time. Successful competition will require a continued high level of investment in marketing and customer service and support. Our limited resources relative to many significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in market share, sales and profitability. Even if sufficient funds are available, we may not be able to make the modifications and improvements necessary to compete successfully.

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

We are substantially dependent on Kinergy’s credit facility to help finance its operations. Kinergy must satisfy quarterly financial covenants under its credit facility, including covenants regarding its quarterly EBITDA and fixed coverage ratios. Kinergy will be in default under its credit facility if it fails to satisfy any financial covenant. A default may result in the loss or reduction of the credit facility. The loss of Kinergy’s credit facility, or a significant reduction in Kinergy’s borrowing capacity under the facility, would result in Kinergy’s inability to finance a significant portion of its business and would have a material adverse effect on our financial condition and results of operations.

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

In addition to the ethanol produced by the Pacific Ethanol Plants, we also depend, and expect to continue to depend for the foreseeable future, on a small number of third-party suppliers for a significant portion of the total amount of ethanol that we sell. Our third-party suppliers are primarily located in the Midwestern United States. The delivery of ethanol from these suppliers is therefore subject to delays resulting from inclement weather and other conditions. If any of these suppliers is unable or declines for any reason to continue to supply us with ethanol in adequate amounts, we may be unable to replace that supplier and source other supplies of ethanol in a timely manner, or at all, to satisfy the demands of our customers. If this occurs, our sales, profitability and our relationships with our customers will be adversely affected.

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

We may be liable for the investigation and cleanup of environmental contamination at each of the Pacific Ethanol Plants or other third-party plants that we operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

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

The majority of our sales are generated from a small number of customers. During 2012 and 2011, three customers accounted for an aggregate of approximately 49% and 38% of our net sales, respectively. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. We failed to satisfy this threshold for 30 consecutive trading days and on June 6, 2012, we received a letter from NASDAQ indicating that we have been provided an initial period of 180 calendar days, or until December 3, 2012, in which to regain compliance. On December 5, 2012, we received a letter from NASDAQ granting us a 180-day extension period, or until June 3, 2013, in which to regain compliance by meeting the minimum closing bid price of $1.00 per share for ten consecutive business days. If we do not regain compliance by June 3, 2013, the NASDAQ staff will provide written notice that our common stock is subject to delisting. We have filed a definitive proxy statement with the Securities and Exchange Commission to solicit proxies from our stockholders to effect a reverse split of our common stock that we believe will result in us regaining compliance with the closing bid price requirement by June 3, 2013. We can provide no assurance that our stockholders will approve the reverse split or that a reverse split will result in us regaining compliance with the closing bid price requirement. In addition, given the increased market volatility arising in part from economic turmoil resulting from the ongoing credit crisis, the challenging environment in the biofuels industry and our lack of liquidity, we may be unable to regain compliance with the closing bid price requirement by June 3, 2013. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

In order to raise any financing from the sale of equity securities, we need to increase our authorized capital stock.

We are presently authorized to issue 300,000,000 shares of common stock, all of which are issued or reserved for issuance to cover the potential conversion or exercise of our outstanding Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, options and warrants and the issuance of shares upon conversion or otherwise of outstanding promissory notes. We may not have sufficient shares of authorized common stock to issue upon conversion or exercise of outstanding securities. We have filed a definitive proxy statement with the Securities and Exchange Commission to solicit proxies from our stockholders to effect a reverse split of our common stock that will result in increasing the authorized shares of our common stock. We can provide no assurance that our stockholders will approve the reverse stock split, and thereby allow us to increase the authorized number of shares of our common stock.

Our future ability to raise capital may be limited by applicable laws and regulations.

Our capital raising activities have benefited from using a “shelf” registration on Form S-3, which typically enables an issuer to raise additional capital on a more timely and cost effective basis than through other means, such as registration of a securities offering under a Form S-1 registration statement. Our future ability to raise additional capital through the sale and issuance of our equity securities may be limited by, among other things, current Securities and Exchange Commission rules and regulations. Under current Securities and Exchange Commission rules and regulations, to be eligible to use a Form S-3 registration statement for primary offerings without restriction as to the amount of securities to be sold and issued, the aggregate market value of our common equity held by non-affiliates (i.e., our “public float”) must be at least $75.0 million at the time we file the Form S-3 (calculated pursuant to the General Instructions to Form S-3). Furthermore, with respect to our effective Form S-3 registration statement, the Securities and Exchange Commission’s rules and regulations require that we periodically re-evaluate the value of our public float (typically when we file our Annual Report on Form 10-K) to determine whether we continue to satisfy the foregoing public float requirement. We expect that at the next re-evaluation date, which is as of the filing of this report, we will not satisfy the $75.0 million public float requirement. If we do not meet the $75.0 million public float requirement at that time, the amount we could raise through primary offerings of our securities in any 12-month period using a Form S-3 registration statement would be limited to an aggregate of one-third of our public float. Moreover, the market value of all securities sold by us under our Form S-3 registration statements during the 12-month period prior to any intended sale will be subtracted from that amount to determine the amount we can then raise under our Form S-3 registration statements. If after we become subject to the foregoing one-third limitation our public float increases to $75.0 million or more, such limitation would cease to apply until we conduct our next re-evaluation.

The conversion of convertible securities, the issuance of the shares of our common stock in payment of interest on outstanding promissory notes, and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment, impede our ability to obtain additional financing and cause us to incur additional expenses.

Our Series B Preferred Stock and convertible promissory notes, which are convertible into our common stock, and outstanding options to acquire our common stock issued to employees, directors and others, and warrants to purchase our common stock, allow the holders of these securities an opportunity to profit from a rise in the market price of our common stock such that conversion of the securities will result in dilution of the equity interests of our common stockholders. In addition, the issuance of shares of our common stock at our election in payment of interest on our outstanding promissory notes will result in dilution of the equity interests of our common stockholders. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our outstanding convertible and other promissory notes, Series B Preferred Stock, options and warrants. In addition, holders of our outstanding promissory notes and certain warrants have registration rights with respect to the common stock underlying those notes and warrants, the registration of which involves substantial expense.

The voting power and value of your investment could decline if our outstanding securities that are convertible or exercisable into shares of our common stock are converted or exercised.

We have issued a significant amount of securities, the conversion or exercise of which could have a substantial negative impact on the price of our common stock and could result in a dramatic decrease in the value of your investment. The conversion or exercise prices applicable to some of our outstanding securities are subject to market-price protection that may cause the conversion or exercise prices to be reduced in the event of a decline in the market price of our common stock. In addition, the conversion or exercise prices of some of our outstanding securities are subject to downward anti-dilution adjustments, from time to time, if we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion or exercise price of the applicable security. Consequently, the voting power and value of your investment in each of these events would decline if the securities are converted or exercised for shares of our common stock at lower prices as a result of the declining market price or sales of our securities are made below the conversion or exercise prices of some of our securities.

The market-price protection features of our convertible notes could also allow the convertible notes to become convertible into a greatly increased number of additional shares of our common stock, particularly if a holder of a convertible note sequentially converts portions of the note into shares of our common stock at alternate conversion prices and resells those shares into the market. If a holder of a convertible note sequentially converts portions of the note into shares of our common stock or if we issue shares of common stock in lieu of cash payments of principal and interest, each at alternate conversion prices, and the holder of the note resells those shares into the market, then the market price of our common stock could decline due to the additional shares available in the market, particularly in the event of any thin trading volume of our common stock. Consequently, if a holder of a convertible note repeatedly converts portions of the note or we repeatedly issue shares of common stock in lieu of cash payments of principal and interest on the note at alternate conversion prices and then the holder resells those underlying shares into the market, a continuous downward spiral of the market price of our common stock could occur that would benefit a holder of the convertible note at the expense of other existing or potential holders of our common stock, potentially creating a divergence of interests between a holder of the convertible note and investors who purchase the shares of common stock resold by a holder of the convertible note following conversion of the note.

The market price of our common stock and the value of your investment could substantially decline if our convertible notes or Series B Preferred Stock are converted into shares of our common stock, if we issue shares of our common stock in payment of principal or interest on our outstanding promissory notes or if our options and warrants are exercised for shares of our common stock and these shares of common stock are resold into the market, or if a perception exists that a substantial number of shares will be issued upon conversion of our convertible notes or Series B Preferred Stock, upon payment of principal or interest on our outstanding promissory notes or upon exercise of our options or warrants and then resold into the market.

If the conversion prices at which the Series B Preferred Stock is converted, the conversion prices at which shares of common stock in payment of principal and interest on our convertible or other promissory notes are issued, and the exercise prices at which options or warrants are exercised are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon conversion of Series B Preferred Stock, in lieu of cash payments of principal or interest on our convertible or other promissory notes and upon exercise of our options or warrants, or even the perception that these sales could occur, could adversely affect the market price of our common stock. As a result, you could experience a substantial decline in the value of your investment as a result of both the actual and potential conversion of our outstanding shares of Series B Preferred Stock, issuance of shares of common stock in lieu of cash payments of principal or interest on our convertible or other promissory notes and exercise of our outstanding options or warrants.

The issuance of shares upon conversion of our convertible notes or Series B Preferred Stock, upon the payment of principal or interest on our convertible and other promissory notes and upon the exercise of outstanding options and warrants could result in a change of control of Pacific Ethanol.

As of March 29, 2013, we had outstanding convertible notes, Series B Preferred Stock, options and warrants that were convertible into or exercisable for an aggregate of approximately 137,481,408 shares of common stock based on conversion and exercise prices as of that date. A change of control of Pacific Ethanol could occur if a significant number of shares of our common stock are issued to the holders of our outstanding Series B Preferred Stock, options, warrants or promissory notes. If a change of control occurs, then the stockholders who historically have controlled our company would no longer have the ability to exert significant control over matters that could include the election of our directors, changes in the size and composition of our board of directors, or Board, and mergers and other business combinations involving Pacific Ethanol. Instead, one or more other stockholders could gain the ability to exert this type of control and may also, through control of our Board and voting power, be able to control a number of decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets.

Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock.

Future sales of substantial amounts of our common stock, or securities convertible or exchangeable into shares of our common stock, into the public market, including shares of our common stock issued upon conversion of our convertible notes or Series B Preferred Stock or exercise of options and warrants, or perceptions that those sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital in the future.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•

a reverse split of our common stock anticipated to be effected prior to June 3, 2013 to attain a minimum closing bid price of $1.00 per share and maintain the listing of our common stock on The NASDAQ Capital Market;

•	our ability to maintain contracts that are critical to our operations, including the asset management agreement with the Plant Owners that provides us with the ability to operate the Pacific Ethanol Plants and the marketing agreements with the Plant Owners whose facilities are operational that provide us with the ability to market all ethanol and co-products produced by the Pacific Ethanol Plants;
•	fluctuations in the market price of ethanol and its co-products;
•	the cost of key inputs to the production of ethanol, including corn and natural gas;
•	the volume and timing of the receipt of orders for ethanol from major customers;
•	competitive pricing pressures;
•	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
•	the announcement, introduction and market acceptance of one or more alternatives to ethanol;
•	changes in market valuations of companies similar to us;
•	stock market price and volume fluctuations generally;
•	regulatory developments or increased enforcement;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	our inability to obtain financing; and
•	our financing activities and future sales of our common stock or other securities.

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

Our corporate headquarters, located in Sacramento, California, consists of a 10,000 square foot office under a lease expiring in 2018. The Pacific Ethanol Plants are located in Madera, California, at a 137 acre facility; Boardman, Oregon, at a 25 acre facility; Burley, Idaho, at a 160 acre facility; and Stockton, California, at a 30 acre facility. The land in Madera, California and Burley, Idaho is owned by the Plant Owners. The land in Boardman, Oregon and Stockton, California are leased by the Plant Owners under leases expiring in 2026 and 2022, respectively. See “Business—Production Facilities.”

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

Market Information

Our common stock has traded on The NASDAQ Capital Market under the symbol “PEIX” since May 3, 2010. Between October 10, 2005 and May 3, 2010, our common stock traded on The NASDAQ Global Market (formerly, The NASDAQ National Market). On June 8, 2011, we effected a one-for-seven reverse split of our common stock. The table below shows, for each fiscal quarter indicated, the high and low sales prices of shares of our common stock. The prices for periods prior June 8, 2011 have been retroactively restated as if the reverse split had occurred on January 1, 2011. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Price Range
	High	Low
Year Ended December 31, 2012:
First Quarter (January 1 – March 31)	$1.69	$1.00
Second Quarter (April 1 – June 30)	$1.13	$0.31
Third Quarter (July 1 – September 30)	$0.70	$0.27
Fourth Quarter (October 1 – December 31)	$0.43	$0.30

Year Ended December 31, 2011:
First Quarter	$7.98	$4.20
Second Quarter	$4.55	$1.08
Third Quarter	$1.31	$0.25
Fourth Quarter	$1.85	$0.25

Security Holders

As of March 29, 2013, we had 157,437,360 shares of common stock outstanding held of record by approximately 420 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 28, 2013, the closing sales price of our common stock on The NASDAQ Capital Market was $0.34 per share.

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. Further, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly in arrears. In 2012, we declared and paid in cash dividends on our outstanding shares of Series B Preferred Stock as they became due. As of March 29, 2013, we had accrued unpaid dividends in respect of our Series B Preferred Stock aggregating approximately $5.1 million. The holders of our outstanding Series B Preferred Stock have agreed to forbear until September 2014 from exercising any and all of their rights and remedies, if any, against us with respect to such unpaid dividends, provided we remain current in the payment of future dividends. Accrued and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of shares of our common stock.

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

In 2012, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	1,939	$1.08	$2,080
July	748	$0.35	$260
October	1,567	$0.39	$608
Total	4,254		$2,948

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We market all the ethanol produced by the Pacific Ethanol Plants, all the ethanol produced by three other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market ethanol co-products for the Pacific Ethanol Plants, including WDG.

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

We hold an 83% ownership interest in New PE Holdco which indirectly owns the Pacific Ethanol Plants through its ownership of the Plant Owners. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with New PE Holdco and the Plant Owners. We also market ethanol and WDG produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational. In addition, we provide operations, maintenance and accounting services for a 250,000 gallon per year cellulosic integrated biorefinery owned by ZeaChem Inc. in Boardman, Oregon, which is adjacent to the Pacific Ethanol Columbia plant.

The Pacific Ethanol Plants are comprised of the four facilities described immediately below and have an aggregate annual production capacity of up to 200 million gallons. Three of the facilities are currently operational and one of the facilities is currently idled. As market conditions change, we may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

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

We intend to advance our position as the leading marketer and producer of low-carbon renewable fuels in the Western United States, in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and transportation fuel. Further, we may seek to provide management services for other third-party ethanol production facilities in the Western United States.

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

Summary

Our consolidated net sales decreased by 9%, or $85.2 million, to $816.0 million for 2012 from $901.2 million for 2011. Our net income (loss) attributed to Pacific Ethanol, Inc. decreased by $22.2 million to a net loss of $19.1 million for 2012 from net income of $3.1 million for 2011.

Factors that contributed to our results of operations for 2012 include:

•	Net sales. The decrease in our net sales for 2012 as compared to 2011 was primarily due to the following combination of factors:

o	Lower production sales volumes. Although our total volume of ethanol sold increased by 4% to 440.8 million gallons for 2012 from 424.1 million gallons for 2011, our total production sales volume decreased by 7% to 140.6 million gallons for 2012 from 150.8 million for 2011. Our net sales for the period decreased because the decline in production gallons sold, which are recorded at gross sales prices, was greater than the increase in third party gallons sold, which are predominantly recorded at net sales prices. We reduced production sales volume due to lower industry-wide corn crush margins resulting from an oversupply of ethanol in relation to demand. Corn crush margins are determined based on the difference between ethanol and corn prices.

o	Lower ethanol sales prices. Our average ethanol sales price decreased 12% to $2.45 per gallon for 2012 as compared to $2.79 per gallon for 2011.

•	Gross margin. Our gross margin declined significantly to negative 2.4% for 2012 from positive 2.2% for 2011. The decline in our gross margin was primarily the result of negative corn crush margins at the Pacific Ethanol Plants for most of the year due to reduced ethanol demand.

•	Selling, general and administrative expenses. Our selling, general and administrative expenses, or SG&A, decreased by $3.3 million to $12.1 million for 2012, as compared to $15.4 million for 2011, primarily as a result of lower professional expenses and noncash compensation expenses.

•	Fair value adjustments. We issued warrants and senior convertible notes that were recorded at fair value, with quarterly adjustments for changes in their fair value, resulting in income of $2.0 million for 2012 as compared to $7.6 million for 2011. This decrease is primarily due to the retirement of the senior convertible notes in 2011 upon their conversion.

•	Interest expense. Our interest expense decreased by $1.8 million to $13.0 million for 2012 from $14.8 million for 2011. This decrease is primarily due to decreased average debt balances under our convertible notes and credit facilities.

•	Other expense. Our other expense decreased by $0.1 million to $0.6 million for 2012 from $0.7 million for 2011. This decrease is primarily due to a reduction in bank fees.

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

Average ethanol sales prices decreased in 2012 as compared to 2011. The average price of ethanol, as reported by the Chicago Board of Trade, or CBOT, decreased by 10% to $2.31 for 2012 from $2.58 for 2011. The drop in the price of ethanol was due to a drop in demand for gasoline, of which ethanol is a primary blend stock component.

Average corn prices, on the other hand, increased in 2012 as compared to 2011, further negatively impacting corn crush margins. Specifically, the average price of corn, as reported by the CBOT, increased by 2% to $6.95 for 2012 from $6.80 for 2011.

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

We believe that our gross profit margins depend primarily on five key factors:

•	the market price of ethanol, which we believe is impacted by the degree of competition in the ethanol market; the price of gasoline and related petroleum products; and government regulation, including government mandates;

•	the market price of key production input commodities, including corn and natural gas;

•	the market price of WDG;

•	our ability to anticipate trends in the market price of ethanol, WDG, and key input commodities and implement appropriate risk management and opportunistic strategies; and

•	the proportion of our sales of ethanol produced at the Pacific Ethanol Plants to our sales of ethanol produced by unrelated third-parties.

We seek to optimize our gross profit margins by anticipating the factors above and, when resources are available, implementing hedging transactions and taking other actions designed to limit risk and address these factors. For example, we may seek to decrease inventory levels in anticipation of declining ethanol prices and increase inventory levels in anticipation of rising ethanol prices. We may also seek to alter our proportion or timing, or both, of purchase and sales commitments.

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

Results of Operations

Accounting for the Results of New PE Holdco

Since October 6, 2010, our consolidated financial statements have included the financial statements of New PE Holdco, which in turn include the financial statements of the Plant Owners. On October 6, 2010, we purchased a 20% ownership interest in New PE Holdco, which gave us the single largest equity position in New PE Holdco. Based on our ownership interest as well as our asset management and marketing agreements with New PE Holdco, we determined that, beginning on October 6, 2010, we were the primary beneficiary of New PE Holdco, and as such, we consolidated New PE Holdco’s financial results with our financial results. As of December 31, 2012, we held a 67% ownership interest in New PE Holdco. We increased our ownership interest in New PE Holdco to 83% in the first quarter of 2013.

Selected Financial Information

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,				Percentage Variance
	2012		2011
Production gallons sold (in millions)	140.6		150.8		(6.8)%
Third party gallons sold (in millions)	300.2		273.3		9.8%
Total gallons sold (in millions)	440.8		424.1		3.9%
Average sales price per gallon	$2.4	5	$2.7	9	(12.2)%
Corn cost per bushel—CBOT equivalent(1)	$6.8	9	$6.7	6	1.9%
Co-product revenues as % of delivered cost of corn(2)	26.8%		23.6%		13.6%
Average CBOT ethanol price per gallon	$2.3	1	$2.5	8	(10.5)%
Average CBOT corn price per bushel	$6.9	5	$6.8	0	2.2%

(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a CBOT equivalent in order to more appropriately compare our corn costs to average CBOT corn prices.
(2)	Co-product revenues as percentage of delivered cost of corn shows our yield based on sales of WDG generated from ethanol we produced.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	Years Ended		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2012	2011	(Unfavorable)	(Unfavorable)	2012	2011
	(dollars in thousands)
Net sales	$816,044	$901,188	$(85,144)	(9.4)%	100.0%	100.0%
Cost of goods sold	835,568	881,789	46,221	5.2%	102.3%	97.8%
Gross profit (loss)	(19,524)	19,399	(38,923)	NM	(2.4)%	2.2%
Selling, general and administrative expenses	12,141	15,427	3,286	21.3%	(1.5)%	(1.7)%
Income (loss) from operations	(31,665)	3,972	(35,637)	NM	(3.9)%	0.4%
Fair value adjustments	1,954	7,559	(5,605)	(74.2)%	0.2%	0.8%
Interest expense, net	(13,049)	(14,813)	1,764	11.9%	(1.6)%	(1.6)%
Other expense, net	(595)	(741)	146	19.7%	(0.1)%	(0.1)%
Loss before provision for income taxes and noncontrolling interest in variable interest entity	(43,355)	(4,023)	(39,332)	(977.7)%	(5.3)%	(0.4)%
Provision for income taxes	–	–	–	–	–	–
Consolidated net loss	(43,355)	(4,023)	(39,332)	(977.7)%	(5.3)%	(0.4)%
Net loss attributed to noncontrolling interest in variable interest entity	24,298	7,097	17,201	242.4%	3.0%	0.8%
Net income (loss) attributed to Pacific Ethanol, Inc.	$(19,057)	$3,074	$(22,131)	NM	(2.3)%	0.3%
Preferred stock dividends	(1,268)	(1,265)	(3)	0.2%	(0.2)%	(0.1)%
Income (loss) available to common stockholders	$(20,325)	$1,809	$(22,134)	NM	(2.5)%	0.2%

Net Sales

The decrease in our net sales for 2012 as compared to 2011 was primarily due to a decrease in total production gallons sold and a decrease in our average sales price per gallon.

Total volume of production gallons sold decreased 7%, or 10.2 million gallons, to 140.6 million gallons for 2012 as compared to 150.8 million gallons for 2011. The decrease in production gallons sold is primarily due to reduced production rates. We reduced production rates due to industry-wide lower corn crush margins resulting from reduced ethanol demand. Third-party gallons sold, however, increased by 10%, or 26.9 million gallons, to 300.2 million gallons for 2012 as compared to 273.3 million gallons for 2011. The increase in third-party gallons sold is primarily due to increased sales under our third-party ethanol marketing arrangements. Our net sales for the period decreased because the decline in production gallons sold, which are recorded at gross sales prices, was greater than the increase in third party gallons sold, which are predominantly recorded at net sales prices.

Our average sales price per gallon decreased 12% to $2.45 for 2012 from $2.79 for 2011. This decrease in average sales price per gallon is consistent with the average CBOT price per gallon, which decreased 10% to $2.31 for 2012 from $2.58 for 2011.

Cost of Goods Sold and Gross Profit (Loss)

Our gross profit (loss) declined to a gross loss of $19.5 million for 2012 from a gross profit of $19.4 million for 2011 primarily due to poor commodity margins predominately related to the spread between ethanol prices and corn and energy costs. Our gross margin declined to negative 2.4% for 2012 as compared to positive 2.2% for 2011.

Selling, General and Administrative Expenses

Our SG&A decreased by $3.3 million to $12.1 million for 2012 as compared to $15.4 million for 2011. The decrease in SG&A is primarily due to the following factors:

•	professional expenses declined by $1.7 million; and

•	noncash compensation expense declined by $1.5 million due to the decreased value of restricted stock awards to our employees and members of our Board.

Fair Value Adjustments

We issued senior convertible notes and warrants in the fourth quarter of 2010 for $35.0 million in cash. The senior convertible notes and warrants were recorded at fair value and adjusted quarterly. As a result of quarterly adjustments to their fair values, we recorded income of $2.0 million for 2012 as compared to $7.6 million for 2011. This decrease is primarily due to the retirement of the senior convertible notes in 2011 upon their conversion.

Interest Expense

Interest expense decreased by $1.8 million to $13.0 million for 2012 from $14.8 million for 2011. The decrease is primarily due to decreased average debt balances, which included our senior convertible notes and the term loans and credit facilities for New PE Holdco and Kinergy.

Other Expense, Net

Other expense decreased by $0.1 million to $0.6 million for 2012 from $0.7 million for 2011. The decrease in other expense is primarily due to a reduction in bank fees.

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entity

Net loss attributed to noncontrolling interest in variable interest entity relates to the consolidated treatment of New PE Holdco, and represents the noncontrolling interest of other owners in New PE Holdco’s earnings. We consolidated New PE Holdco’s financial results for the periods presented, however, we owned less than 100% of New PE Holdco, and accordingly reduced our net loss for the noncontrolling interest, which represents the remaining ownership interest that we do not own.

Preferred Stock Dividends

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued dividends of $1.3 million for each of 2012 and 2011.

Liquidity and Capital Resources

During 2012, we funded our operations primarily from cash provided by operations, borrowings under our credit facilities and various capital raising transactions in which we raised aggregate net proceeds of $20.9 million through the issuance of an aggregate of 55.5 million shares of our common stock and warrants to purchase up to an aggregate of up to 69.5 million shares of our common stock.

As of March 28, 2013, the Plant Owners had up to $106.3 million in combined term and revolving debt, of which $4.0 million is due on June 25, 2013, up to $15.0 million in revolving debt is due on June 25, 2015 and $87.3 million in combined term and revolving debt is due on June, 30, 2016, of which Pacific Ethanol owns $24.2 million. See “—Plant Owners’ Term Debt and Operating Lines of Credit” below. The Plant Owners do not and may not have sufficient funds to repay the up to $4.0 million in debt on or prior to its maturity on June 25, 2013. We have entered into agreements to raise capital to repay the debt, but the closing under the agreements requires stockholder approval. If we are unable to timely restructure the debt or raise sufficient capital to repay the debt, the Plant Owners will be in default on that debt and in cross-default on the $87.3 million in revolving and term debt due on June 30, 2016 plus up to an additional $15.0 million in revolving debt due June 25, 2015, all of which may be accelerated and become immediately due and payable on June 25, 2013. The Plants Owners’ inability to restructure or repay the $4.0 million of debt due on June 25, 2013 prior to its maturity will likely have a material adverse effect on us and our direct and indirect subsidiaries, including Kinergy and the Plant Owners.

Our current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. In addition, the Plant Owners have credit facilities for use in the operations of the Pacific Ethanol Plants. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under our asset management agreement relating to our operation of the Pacific Ethanol Plants, distributions, if any, in respect of our ownership interest in New PE Holdco, and the remaining proceeds of any future debt and/or equity financings.

Subject to closing under our existing agreements to raise capital to repay the debt due June 25, 2013, which requires stockholder approval of the transaction, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict its growth, or hinder our ability to compete.

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

	As of and for the Year Ended December 31,
	2012	2011	Variance
Cash and cash equivalents	$7,586	$8,914	(14.9)%
Current assets	$57,432	$66,418	(13.5)%
Total assets of variable interest entity	$156,192	$173,606	(10.0)%
Current liabilities	$12,415	$16,297	(23.8)%
Property and equipment, net	$150,409	$159,617	(5.8)%
Notes payable, current portion	$4,029	$750	NM
Notes payable, noncurrent portion	$117,253	$93,689	25.2%
Total liabilities of variable interest entity	$105,315	$76,478	37.7%
Working capital	$45,017	$50,121	(10.2)%
Working capital ratio	4.63	4.08	13.5%

Change in Working Capital and Cash Flows

Working capital decreased from $50.1 million at December 31, 2011 to $45.0 million at December 31, 2012 as a result of a decrease in current assets of $9.0 million, partially offset by a decrease in current liabilities of $3.9 million.

Current assets decreased primarily due to a decrease in inventories, due to the timing of sales at the end of 2012 as compared to 2011. Current liabilities decreased primarily due to the reclassification of accrued and unpaid dividends in respect of our Series B Preferred Stock to noncurrent liabilities.

Cash used in our operating activities of $20.8 million resulted primarily from our consolidated net loss of $43.4 million and $2.0 million in income from fair value adjustments, partially offset by $12.2 million in depreciation and amortization of intangibles, interest expense added to the Plant Owners’ debt, a $3.8 million decrease in prepaid inventory, a $2.3 million decrease in prepaid expenses and other assets and a $2.1 million decrease in accounts receivable.

Cash used in our investing activities of $12.3 million resulted primarily from our part purchase of additional ownership interests in New PE Holdco for $10.0 million in cash and additions to property and equipment of $2.3 million.

Cash provided by our financing activities of $31.8 million resulted primarily from $24.0 million in proceeds from the Plant Owners’ borrowings, $21.0 million in net proceeds from the issuance and sale of our common stock and warrants, partially offset by $10.0 million in principal payments on our senior notes, $1.3 million in cash dividend payments in respect of our Series B Preferred Stock and $1.2 million in debt issuance costs.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $30.0 million, with an optional accordion feature for up to an additional $10.0 million. The credit facility expires on December 31, 2015. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 2.50% and 3.50%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $0.8 million per fiscal quarter in 2012, $0.9 million per fiscal quarter in 2013, $1.0 million per fiscal quarter in 2014 and $1.1 million per fiscal quarter in 2015.

The credit facility also includes the accounts receivable of PAP as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to the extent that quarterly payments would result in PAP recording less than $0.1 million of net income in the quarter.

For the fiscal quarter ending June 30, 2012 and each fiscal quarter thereafter, Kinergy and PAP are collectively required to generate aggregate earnings before interest, taxes, depreciation and amortization, or EBITDA, of $450,000 for the quarter and aggregate EBITDA of $1.1 million for each two consecutive quarters. These amounts are required through December 31, 2013. In 2014, the required EBITDA amounts increase to $0.5 million per quarter and $1.3 million for each two consecutive quarters. Further, for all monthly periods, Kinergy and PAP must collectively maintain a fixed charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $0.1 million absent the lender’s prior consent. Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender.

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):	Years Ended December 31,
	2012	2011

EBITDA Requirement – Three Months	$450	N/A
Actual	$1,165	N/A
Excess	$715	N/A

EBITDA Requirement – Six Months	$1,100	$800
Actual	$3,282	$858
Excess	$2,182	$58

Fixed Charge Coverage Ratio Requirement	2.00	2.00
Actual	8.84	4.26
Excess	6.84	2.26

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2012, Kinergy had an available borrowing base under the credit facility of $27.0 million and an outstanding balance of $19.7 million.

Plant Owners’ Term Debt and Operating Lines of Credit

The Plant Owners’ debt, prior to any of the amendments discussed below, consisted of a $25.0 million tranche A-1 term loan, a $26.3 million tranche A-2 term loan and a $35.0 million revolving credit facility. Except as noted below, the term and revolving debt require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. At December 31, 2012, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the borrower, until maturity, when all principal amounts are due.

From July 13, 2012 through March 28, 2013, the Plant Owners entered into transactions which amended the term and revolving debt and extended the maturity dates in respect of $51.9 million of the combined term loans and $30.4 million of the original $35.0 million in revolving debt from June 25, 2013 to June 30, 2016. In addition, the aggregate commitment amount under the revolving credit facility was increased by $5.0 million to $40.0 million, with a maturity date of June 30, 2016.

Further, monthly interest payments due to certain lenders on both the amended term and revolving debt, at the option of the Plant Owners, may, through June 30, 2013, be deferred and added to the principal amount of the loans maturing on the extended maturity date of June 30, 2016. The amendments also provide the Plant Owners with the ability to repay amounts owed to the lenders who have not extended their loans without penalty while keeping the extended loans in place.

New Operating Line of Credit

On October 29, 2012, the Plant Owners entered into a new revolving credit facility that initially provided up to an additional $10.0 million. The Plant Owners were able to request increases in the amount of the facility in increments of not less than $1.0 million, up to a maximum additional credit limit of $5.0 million. On March 28, 2013, the lenders approved $5.0 million in additional availability for a maximum total credit limit of $15.0 million under the facility. Loans made under the credit facility originally matured on June 25, 2013 or such later date on or prior to June 25, 2016, as may be agreed to by certain of the lenders. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay in whole or in part the revolving loans and tranche A-1 loans (and the tranche A-2 loans following the payment in full of the revolving loans and tranche A-1 loans). However, in the event of any prepayment of the tranche A-1 loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments that would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The credit agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium. On January 4, 2013, the Plant Owners entered into an amendment to the new revolving credit facility and extended the maturity date of the facility from June 25, 2013 to June 25, 2015.

As of December 31, 2012, the Plant Owners had unused availability under the new revolving credit facility of $4.0 million.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Pacific Ethanol Debt

January 2013 Notes

On January 11, 2013 we issued and sold $22.2 million in aggregate principal amount of senior unsecured notes and warrants to purchase an aggregate of 25.6 million shares of our common stock for aggregate gross proceeds of $22.2 million. The warrants have an exercise price of $0.52 per share and expire in January 2018. The notes mature on March 30, 2016 and bear interest at the rate of 5% per annum, subject to adjustment. If the aggregate outstanding principal balance of the January 2013 Notes is not less than $10.8 million by January 15, 2014, the interest rate will increase commencing on January 15, 2014 by 1% per annum on each of January 15, April 15, July 15 and October 15 until the aggregate outstanding principal balance of the January 2013 Notes is less than $10.8 million. If we issue equity or equity-linked securities, conduct certain sales of assets or incur certain indebtedness, then we will be obligated to prepay the January notes using all net cash proceeds from the transaction, provided that any proceeds received in connection with an equity-linked issuance must be used to either prepay the notes or purchase certain outstanding debt issued by the Plant Owners. Interest on the notes is payable in cash in arrears on the fifteenth day of each month beginning on March 15, 2013. Subject to the satisfaction of certain equity conditions, at our option, we may elect to pay interest due and payable in shares of our common stock, provided that the interest rate applicable to any outstanding amounts we pay in shares of common stock will increase by 2% per annum from the then applicable interest rate for the period for which such interest is paid. The number of shares to be issued for any particular interest payment equals the quotient of (x) the amount of interest payable (assuming payment in shares), divided by (y) the product of (i) the weighted average price of our common stock for the thirty trading days immediately preceding (but excluding) the payment due date, and (ii) 0.95.

March 2013 Notes

On March 28, 2013, we issued $6.0 million in Series A Subordinated Convertible Notes, or Series A Notes, and warrants to purchase an aggregate of 27.6 million shares of our common stock for aggregate gross proceeds of $6.0 million. The warrants have an exercise price of $0.52 per share. Of the warrants issued in the transaction, warrants to purchase 11.8 million shares of common stock expire in March 2015 and warrants to purchase 15.8 million shares of common stock expire two years after the closing of the issuance of an $8.0 million tranche of Series B Subordinated Convertible Notes, which is anticipated to close, subject to stockholder approval, in June 2013. Unless converted or redeemed earlier, the Series A Notes will mature on March 28, 2014. The Series A Notes bear interest at 5% per annum, compounded monthly. All amounts due under the Series A Notes are convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a conversion price, or Fixed Conversion Price, which is subject to adjustment as described below.

The Series A Notes are initially convertible into shares of our common stock at the initial Fixed Conversion Price of $1.00 per share. If we sell or issue any securities with “floating” conversion prices based on the market price of our common stock, the holder of a Series A Note will have the right thereafter to substitute the “floating” conversion price for the Fixed Conversion Price upon conversion of all or part of the Series A Note.

Amortization payments, together with accrued and unpaid interest on the Series A Notes, will be payable on monthly installment dates. On or prior to the tenth calendar day before each installment date, we are required to deliver a notice electing to effect a redemption in cash or a conversion of the installment amount due on the installment date into shares of our common stock. Our ability to pay an installment amount in shares of our common stock is subject to numerous equity conditions, the failure of any of which, unless waived, will require that we pay an installment amount solely in cash. On the applicable installment date, we are required to deliver to the holders of Series A Notes an amount of shares of common stock equal to that portion of the installment amount being converted divided by the lesser of the then existing Fixed Conversion Price and 85% of the Market Price on the installment date, or the Company Conversion Price. The Market Price on any given date is equal to the lesser of (i) the volume weighted average price on the trading day immediately preceding the date of determination, and (ii) the average of the three lowest volume weighted average prices during the ten trading day period ending on the trading day immediately prior to the date of determination.

The holder of a Series A Note may, at the holder’s election by giving notice to us, defer the payment of the installment amount due on any installment date to another installment date, in which case the amount deferred will become part of the subsequent installment date and will continue to accrue interest.

On any day during the period commencing on an installment date and ending on the trading day prior to the next installment date, the holder of a Series A Note may, at its election, convert the installment amounts due on up to four future installment dates at the Company Conversion Price in effect on the current installment date, provided that if we had elected to convert the installment amount due on the current installment date, the holder may only convert up to three future installment amounts. Upon the occurrence of certain events of default, there will be no limitation on the number of installment amounts that the holder may accelerate and the Company Conversion Price applicable to conversions made pursuant to this acceleration feature will equal the lesser of (i) the Company Conversion Price on the current installment date, (ii) 85% of the Market Price (as defined below), and (iii) the Fixed Conversion Price then in effect.

Note Payable to Related Party

On March 31, 2009, our Chief Executive Officer provided funds in an aggregate amount of $1.0 million for general working capital purposes, in exchange for an unsecured promissory note issued by us. Interest on the unpaid principal amount accrues at a rate of 8.00% per annum. As of December 31, 2012, the remaining amount of $0.8 million was due and payable on the extended maturity date of March 31, 2013. On February 7, 2013, the maturity date was further extended to March 31, 2014.

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

Consolidation of Variable Interest Entity

We analyze whether any of our variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. We perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity at the end of each reporting period.

On October 6, 2010, upon our initial purchase of a 20% interest in New PE Holdco, we determined that we were New PE Holdco’s primary beneficiary and began consolidating the results of New PE Holdco. As of December 31, 2012, we held a 67% ownership interest in New PE Holdco. We increased our ownership interest in New PE Holdco to 83% in the first quarter of 2013. As long as we believe we are deemed the primary beneficiary of New PE Holdco, we will treat New PE Holdco as a consolidated subsidiary for financial reporting purposes. These determinations will be reassessed for appropriateness at each future reporting period.

Warrants and Convertible Notes Carried at Fair Value

We have recorded our warrants issued since 2010 and our senior convertible notes issued in 2010 at fair value. We believe the valuation of these warrants and convertible notes is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value the exercise and conversion features. Changes in these estimates, and in particular, certain of the inputs to the valuation estimates, can be volatile from period to period and may markedly impact the total mark-to-market valuation of the warrants and convertible notes recorded as fair value adjustments in our consolidated statements of operations. We recorded fair value adjustments on warrants and convertible notes as income of $2.0 million and $7.6 million for the years ended December 31, 2012 and 2011, respectively. Our senior convertible notes issued in 2010 were retired in 2011.

Impairment of Long-Lived and Intangible Assets

Our long-lived assets have been primarily associated with the Pacific Ethanol Plants, reflecting their original book value, adjusted for any subsequent impairment.

We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of an asset could be less than the net book value of the asset. We assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows each asset is expected to generate plus the net proceeds expected from the sale of the asset. If the amount of proceeds is less than the carrying value of the asset, we then determine the fair value of the asset. An impairment loss would be recognized when the fair value is less than the related net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on our experience and knowledge of our operations and the industry in which we operate. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of our customers.

We review our intangible assets with indefinite lives at least annually or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the acquired assets.

We did not recognize any asset impairment charges associated with the Pacific Ethanol Plants in 2012 or 2011.

Allowance for Doubtful Accounts

We sell ethanol primarily to gasoline refining and distribution companies and sell WDG to dairy operators and animal feed distributors. We had significant concentrations of credit risk from sales of our ethanol as of December 31, 2012 and 2011, as described in Note 1 to our consolidated financial statements included elsewhere in this report. However, historically, those ethanol customers have had good credit ratings and we have collected the amounts billed to those customers. Receivables from customers are generally unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

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

We recognized a recovery of bad debt expense of less than $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

Impact of New Accounting Pronouncements

Not applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, our internal control over financial reporting was effective.

In making its assessment of our internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework.

Management’s report was not subject to attestation by our certified registered public accounting firm pursuant to rules established by the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding our directors as of March 29, 2013:

Name	Age	Position(s) Held
William L. Jones(1)	63	Chairman of the Board and Director
Neil M. Koehler	55	Chief Executive Officer, President and Director
Michael D. Kandris	65	Chief Operating Officer and Director
Terry L. Stone (2)	63	Director
John L. Prince (3)	70	Director
Douglas L. Kieta (3)	70	Director
Larry D. Layne (4)	72	Director

(1)	Member of the Audit Committee
(2)	Member of the Audit and Compensation Committees.
(3)	Member of the Compensation and Nominating and Governance Committees.
(4)	Member of the Audit, Compensation and Nominating and Governance Committees.

Experience and Background

The biographies below describe the skills, qualities and attributes and business experience of each of our directors, including the capacities in which they served during the past five years:

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

Mr. Jones’s qualifications to serve on our Board include:

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

Michael D. Kandris has served as a director since June 2008 and as our Chief Operating Officer since January 6, 2013. Mr. Kandris served as an independent contractor with supervisory responsibility for ethanol plant operations, under the direction of our Chief Executive Officer, from January 1, 2012 to January 5, 2013. Mr. Kandris was President, Western Division of Ruan Transportation Management Systems from November 2007 until his retirement in September 2009. From January 2000 to November 2007, Mr. Kandris served as President and Chief Operating Officer of Ruan Transportation Management Systems, where he had overall responsibility for all operations, finance and administrative functions. Mr. Kandris has 30 years of experience in all modes of transportation and logistics. Mr. Kandris served on the Executive Committee of the American Trucking Association and as a board member for the National Tank Truck Organization until his retirement from Ruan Transportation Management Systems in September 2009. Mr. Kandris has a B.S. degree in Business from California State University, Hayward.

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

Mr. Stone’s qualifications to serve on our Board include:

•	extensive experience with financial accounting and tax matters;
•	recognized expertise as an instructor of taxation, auditing and financial and management accounting;
•	“audit committee financial expert,” as defined by the Securities and Exchange Commission, and satisfies the “financial sophistication” requirements of NASDAQ’s listing standards; and
•	ability to communicate and encourage discussion, together with his experience as a senior independent director of all Board committees on which he serves make him an effective chairman of our Audit Committee.

John L. Prince has served as a director since July 2005. Mr. Prince is retired but also works as a consultant to Ruan Transport Corp. and other companies. Mr. Prince was an Executive Vice President with Land O’ Lakes, Inc. from July 1998 until his retirement in 2004. Prior to that time, Mr. Prince was President and Chief Executive Officer of Dairyman’s Cooperative Creamery Association located in Tulare, California, until its merger with Land O’ Lakes, Inc. in July 1998. Land O’ Lakes, Inc. is a farmer-owned, national branded organization based in Minnesota with annual sales in excess of $6 billion and membership and operations in over 30 states. Prior to joining the Dairyman’s Cooperative Creamery Association, Mr. Prince was President and Chief Executive Officer for nine years until 1994, and was Operations Manager for the preceding ten years commencing in 1975, of the Alto Dairy Cooperative in Waupun, Wisconsin. Mr. Prince has a B.A. degree in Business Administration from the University of Northern Iowa.

Mr. Prince’s qualifications to serve on our Board include:

•	extensive experience in various executive leadership positions;
•	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities; and
•	ability to communicate and encourage discussion helps Mr. Prince discharge his duties effectively as chairman of our Nominating and Corporate Governance Committee.

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

Larry D. Layne has served as a director since December 2007. Mr. Layne joined First Western Bank in 1963 and served in various capacities with First Western Bank and its acquiror, Lloyds Bank of California, and Lloyd’s acquiror, Sanwa Bank, until his retirement in 2000. Sanwa Bank was subsequently acquired by Bank of the West. From 1999 to 2000, Mr. Layne was Vice Chairman of Sanwa Bank in charge of its Commercial Banking Group which encompassed all of Sanwa Bank’s 38 commercial and business banking centers and 12 Pacific Rim branches as well as numerous internal departments. From 1997 to 2000, Mr. Layne was also Chairman of the Board of The Eureka Funds, a mutual fund family of five separate investment funds with total assets of $900,000,000. From 1996 to 2000, Mr. Layne was Group Executive Vice President of the Relationship Banking Group of Sanwa Bank in charge of its 107 branches and 13 commercial banking centers as well as numerous internal departments. Mr. Layne has also served in various capacities with many industry and community organizations, including as Director and Chairman of the Board of the Agricultural Foundation at California State University, Fresno; Chairman of the Audit Committee of the Ag. Foundation at California State University, Fresno; board member of the Fresno Metropolitan Flood Control District; and Chairman of the Ag Lending Committee of the California Bankers Association. Mr. Layne has a B.S. degree in Dairy Husbandry from California State University, Fresno and is a graduate of the California Agriculture Leadership Program.

Mr. Layne’s qualifications to serve on our Board include:

•	extensive experience in various leadership positions;
•	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities;
•	experience and involvement in California industry and community organizations provides a useful perspective; and
•	ability to communicate and encourage discussion helps Mr. Layne discharge his duties effectively as chairman of our Compensation Committee.

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

Our Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each interim period and for our year and implements and manages our enterprise risk management program. The Audit Committee also has the authority to retain consultants, and other advisors. Messrs. Stone, Prince and Layne served on our Audit Committee for all of 2012. Mr. Jones was appointed to, and Mr. Prince rotated off of, our Audit Committee on March 21, 2013. Our Board has determined that each member of the Audit Committee is “independent” under the current NASDAQ listing standards and satisfies the other requirements under NASDAQ listing standards and Securities and Exchange Commission rules regarding audit committee membership. Our Board has determined that Mr. Stone qualifies as an “audit committee financial expert” under applicable Securities and Exchange Commission rules and regulations governing the composition of the Audit Committee, and satisfies the “financial sophistication” requirements of NASDAQ’s listing standards. During 2012, our Audit Committee held eight meetings.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 29, 2013:

Name	Age	Positions Held
Neil M. Koehler	55	Chief Executive Officer, President and Director
Bryon T. McGregor	49	Chief Financial Officer
Christopher W. Wright	60	Vice President, General Counsel and Secretary
Michael D. Kandris	65	Chief Operating Officer and Director

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

Michael D. Kandris has served as a director since June 2008 and as our Chief Operating Officer since January 6, 2013. Mr. Kandris served as an independent contractor with supervisory responsibility for ethanol plant operations, under the direction of our Chief Executive Officer, from January 1, 2012 to January 5, 2013. Mr. Kandris was President, Western Division of Ruan Transportation Management Systems from November 2007 until his retirement in September 2009. From January 2000 to November 2007, Mr. Kandris served as President and Chief Operating Officer of Ruan Transportation Management Systems, where he had overall responsibility for all operations, finance and administrative functions. Mr. Kandris has 30 years of experience in all modes of transportation and logistics. Mr. Kandris served on the Executive Committee of the American Trucking Association and as a board member for the National Tank Truck Organization until his retirement from Ruan Transportation Management Systems in September 2009. Mr. Kandris has a B.S. degree in Business from California State University, Hayward.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2012 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, we believe that, except as set forth below, all reporting persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2012 or prior fiscal years.

Each of Neil M. Koehler and William L. Jones did not timely file one Form 4 to report one transaction. We believe that each of the foregoing persons has prepared and filed his required Form 4 to report his transaction.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our (i) Chief Executive Officer and President, who serves as our principal executive officer, (ii) Chief Financial Officer, who serves as our principal financial officer, and (iii) Vice President, General Counsel and Secretary (collectively, the “named executive officers”), for all services rendered in all capacities to us for the years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)(3)
Neil M. Koehler	2012	$384,375	$40,000	$–	$7,838	$432,213
Chief Executive Officer and President	2011	$381,900	$–	$86,200	$5,878	$473,978

Bryon T. McGregor	2012	$246,000	$23,370	$–	$3,583	$272,953
Chief Financial Officer	2011	$244,400	$–	$28,500	$2,687	$275,587

Christopher W. Wright	2012	$246,000	$23,370	$–	$3,583	$272,953
Vice President, General Counsel and Secretary	2011	$244,400	$–	$28,500	$2,687	$275,587

(1)	The amounts shown are the fair value of stock awards on the date of grant. Fair value of stock awards is calculated by multiplying the number of shares of stock granted by the closing price of our common stock on the date of grant. The shares of common stock were issued under our 2006 Stock Incentive Plan. Information regarding the vesting schedules for the named executive officers is included in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End−2012” table below.
(2)	The amounts shown are the compensation costs recognized in our financial statements for grants of stock options to the named executive officers in 2011, to the extent we recognized compensation costs for such awards in accordance with the provisions of Accounting Standards Codification (“ASC”) 715. For a discussion of valuation assumptions used in ASC 715 calculations, see “Note 10—Stock-Based Compensation” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The options were issued under our 2006 Stock Incentive Plan. Information regarding the vesting schedules for the named executive officers is included in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End−2012” table below.
(3)	The value of perquisites and other personal benefits was less than $10,000 in aggregate for each of the named executive officers.

Executive Employment Agreements

Neil M. Koehler

Our Amended and Restated Executive Employment Agreement with Mr. Koehler dated as of December 11, 2007 provides for at-will employment as our President and Chief Executive Officer. Mr. Koehler initially received a base salary of $300,000 per year, which was increased to $375,000 effective March 1, 2008 and further increased to $384,375 effective April 3, 2011, and is eligible to receive an annual discretionary cash bonus of up to 70% of his base salary, to be paid based upon performance criteria set by the Board.

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

A “change in control” of Pacific Ethanol is deemed to have occurred if, in a single transaction or series of related transactions (i) any person (as the term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, or Exchange Act), or persons acting as a group, other than a trustee or fiduciary holding securities under an employee benefit program, is or becomes a “beneficial owner” (as defined in Rule 13-3 under the Exchange Act), directly or indirectly of securities of Pacific Ethanol representing a majority of the combined voting power of Pacific Ethanol, (ii) there is a merger, consolidation or other business combination transaction of Pacific Ethanol with or into another corporation, entity or person, other than a transaction in which the holders of at least a majority of the shares of voting capital stock of Pacific Ethanol outstanding immediately prior to the transaction continue to hold (either by the shares remaining outstanding or by their being converted into shares of voting capital stock of the surviving entity) a majority of the total voting power represented by the shares of voting capital stock of Pacific Ethanol (or the surviving entity) outstanding immediately after the transaction, or (iii) all or substantially all of our assets are sold.

Bryon T. McGregor

Our Amended and Restated Executive Employment Agreement with Mr. McGregor effective as of November 25, 2009 provides for at-will employment as our Chief Financial Officer. Mr. McGregor initially received a base salary of $240,000 per year, which was increased to $246,000 effective April 3, 2011, and is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board. All other terms and conditions of Mr. McGregor’s Amended and Restated Executive Employment Agreement are substantially the same as those contained in Mr. Koehler’s Amended and Restated Executive Employment Agreement.

Christopher W. Wright

Our Amended and Restated Executive Employment Agreement with Mr. Wright dated as of December 11, 2007 provides for at-will employment as our Vice President, General Counsel and Secretary. Mr. Wright initially received a base salary of $225,000 per year, which was increased to $240,000 effective March 1, 2008 and further increased to $246,000 effective April 3, 2011, and is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board. All other terms and conditions of Mr. Wright’s Amended and Restated Executive Employment Agreement are substantially the same as those contained in Mr. Koehler’s Amended and Restated Executive Employment Agreement.

Michael Kandris

Our Executive Employment Agreement with Mr. Kandris dated as of January 6, 2013 provides for at-will employment as our Chief Operating Officer. Mr. Kandris’ base salary is $246,000 per year and he is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board. All other terms and conditions of Mr. Kandris’s Executive Employment Agreement are substantially the same as those contained in Mr. Koehler’s Amended and Restated Executive Employment Agreement.

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

Outstanding Equity Awards at Fiscal Year-End – 2012

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2012.

			Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested($)(2)
Neil M. Koehler	18,750	(3)	37,500	(3)	$0.86	8/1/2021	42,856	(4)	$13,714
							53,571	(5)	$17,143

Bryon T. McGregor	8,571	(6)	17,143	(6)	$0.86	8/1/2021	12,000	(7)	$3,840
							15,000	(8)	$4,800

Christopher W. Wright	8,571	(6)	17,143	(6)	$0.86	8/1/2021	12,000	(7)	$3,840
							15,000	(8)	$4,800

(1)	The stock awards reported in the above table represent shares of restricted stock and stock options granted under our 2006 Stock Incentive Plan.
(2)	Represents the fair market value per share of our common stock on December 31, 2012, which was $0.32, multiplied by the number of shares that had not vested as of that date.
(3)	Represents stock options granted on August 1, 2011. The option vested as to 18,750 shares on April 1, 2012 and will vest as to 18,750 shares on each of April 1, 2013 and 2014.
(4)	Represents shares granted on October 20, 2010. Mr. Koehler’s grant vests as to 21,428 shares on each of October 4, 2013 and 2014.
(5)	Represents shares granted on August 1, 2011. Mr. Koehler’s grant vests as to 17,857 shares on each of April 1, 2013, 2014 and 2015.
(6)	Represents stock options granted on August 1, 2011. The option vested as to 8,571 shares on April 1, 2012 and will vest as to 8,571 shares on April 1, 2013 and as to 8,572 shares on April 1, 2014.
(7)	Represents shares granted on October 20, 2010. The grant vests as to 6,000 shares on each of October 4, 2013 and 2014.
(8)	Represents shares granted on August 1, 2011. The grant vests as to 5,000 shares on each of April 1, 2013, 2014 and 2015.

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

Compensation of Employee Director

Mr. Koehler was compensated as a full-time employee and officer but received no additional compensation for service as a Board member during 2012. Information regarding the compensation awarded to Mr. Koehler is included in “Executive Compensation—Summary Compensation Table” above.

Director Compensation Table – 2012

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)(1)	All other Compensation ($)(2)		Total ($)
William L. Jones(3)	$80,000	$–		$80,000
Terry L. Stone(4)	$42,000	$–		$42,000
John L. Prince(5)	$36,000	$–		$36,000
Douglas L. Kieta(6)	$36,000	$–		$36,000
Larry D. Layne(7)	$36,000	$–		$36,000
Michael D. Kandris(8)	$36,000	$239,135	(9)	$275,135

(1)	For a description of annual director fees and fees for chair positions, see the disclosure above under “Compensation of Directors—Cash Compensation.”
(2)	Except as contained in the table, the value of perquisites and other personal benefits was less than $10,000 in aggregate for each director.
(3)	At December 31, 2012, Mr. Jones held 47,522 vested shares from stock awards and also held options to purchase an aggregate of 7,143 shares of common stock.
(4)	At December 31, 2012, Mr. Stone held 33,878 vested shares from stock awards and also held options to purchase an aggregate of 2,143 shares of common stock.
(5)	At December 31, 2012, Mr. Prince held 29,592 vested shares from stock awards and also held options to purchase an aggregate of 2,143 shares of common stock.
(6)	At December 31, 2012, Mr. Kieta held 38,821 vested shares from stock awards.
(7)	At December 31, 2012, Mr. Layne held 34,535 vested shares from stock awards.
(8)	At December 31, 2011, Mr. Kandris held 33,878 vested shares from stock awards. On January 6, 2013, we entered into an Executive Employment Agreement with Mr. Kandris under which Mr. Kandris became our Chief Operating Officer.
(9)	Represents payments we made to Mr. Kandris in consideration of consulting services provided to us in 2012 under a consulting agreement.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons under the foregoing provisions of our certificate of incorporation or bylaws, or otherwise, we have been informed that in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our voting securities as of March 29, 2013, the date of the table, by:

•	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;
•	each of our directors and director nominees;
•	each of our current executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Except as indicated by footnote, percentage of beneficial ownership is based on 157,437,360 shares of common stock and 926,942 shares of Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, outstanding as of the date of the table.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
William L. Jones	Common	644,853	(2)	*
	Series B Preferred	12,820		1.38%

Neil M. Koehler	Common	5,018,510	(3)	3.15%
	Series B Preferred	256,410		27.66%

Bryon T. McGregor	Common	458,272	(4)	*

Christopher W. Wright	Common	400,703	(5)	*

Terry L. Stone	Common	186,021	(6)	*

John L. Prince	Common	181,735	(7)	*

Douglas L. Kieta	Common	188,821		*

Larry D. Layne	Common	284,535	(8)	*

Michael D. Kandris	Common	193,878		*

Frank P. Greinke	Common	2,708,759	(9)	1.71%
	Series B Preferred	85,180		9.19%

Lyles United, LLC	Common	5,537,247	(10)	3.42%
	Series B Preferred	512,820		55.32%

Capital Ventures International	Common	7,448,286	(11)	4.70%

Iroquois Master Fund Ltd.	Common	7,712,169	(12)	4.67%

All executive officers and directors	Common	7,557,328	(13)	4.73%
as a group (9 persons)	Series B Preferred	269,230		29.04%

*	Less than 1.00%
(1)	Messrs. Jones, Koehler, Stone, Prince, Kieta, Layne and Kandris are directors of Pacific Ethanol. Messrs. Koehler, McGregor, Wright and Kandris are executive officers of Pacific Ethanol. The address of each of these persons is c/o Pacific Ethanol, Inc., 400 Capitol Mall, Suite 2060, Sacramento, California 95814.
(2)

Amount represents 533,743 shares of common stock held by William L. Jones and Maurine Jones, husband and wife, as community property, 7,143 shares of common stock underlying options issued to Mr. Jones, 2,748 shares of common stock underlying a warrant issued to Mr. Jones and 101,219 shares of common stock underlying our Series B Preferred Stock held by Mr. Jones.

(3)

Amount represents 2,920,356 shares of common stock held directly, 54,945 shares of common stock underlying a warrant, 2,024,459 shares of common stock underlying our Series B Preferred Stock and 18,750 shares of common stock underlying options.

(4)	Includes 8,571 shares of common stock underlying options.
(5)	Includes 8,571 shares of common stock underlying options.
(6)	Includes 2,143 shares of common stock underlying options.
(7)	Includes 2,143 shares of common stock underlying options.
(8)	Includes 100,000 shares beneficially owned by Larry D. Layne, as trustee under the Layne Family Trust.
(9)

Amount represents 2,036,229 shares of common stock held directly and 672,530 shares of common stock underlying our Series B Preferred Stock. The shares are beneficially owned by Frank P. Greinke, as trustee under the Greinke Personal Living Trust Dated April 20, 1999. The address of Frank P. Greinke is P.O. Box 4159, 1800 W. Katella, Suite 400, Orange, California 92863.

(10)

Includes 439,561 shares of common stock underlying a warrant and 4,048,919 shares of common stock underlying our Series B Preferred Stock. In addition, Lyles Diversified, Inc. holds 79,983 shares of common stock and The Lyles Foundation holds 51,707 shares of common stock. The address of Lyles United, LLC is c/o Howard Rice Nemerovski Canady Falk & Rabkin, Three Embarcadero Center, Suite 700, San Francisco, California 94111-4024.

(11)

Amount represents 6,366,925 shares of common stock and 1,081,361 shares of common stock underlying warrants. The information with respect to the holdings of Capital Ventures International is based solely on the Schedule 13G/A filed February 13, 2013 by Capital Ventures International and Heights Capital Management, Inc. as the reporting persons. Each of the reporting persons shares voting and dispositive power over all shares beneficially owned. Heights Capital Management, Inc. is the investment manager to Capital Ventures International and as such may exercise voting and dispositive power over the shares. The shares reported as beneficially owned excludes 16,142,169 shares of common stock issuable upon exercise of a warrant issued to Capital Ventures International because the warrant contains a blocking provision under which the holder thereof does not have the right to exercise the warrant to the extent that such exercise would result in beneficial ownership by the holder thereof or any of its affiliates, of more than 4.9% of our shares of common stock outstanding. The shares reported as beneficially owned also excludes 3,750,000 shares underlying Series A subordinated convertible notes and 17,246,250 shares of common stock issuable upon exercise of warrants issued to Capital Ventures International. The Series A subordinated convertible notes and related warrants were issued in a financing transaction that closed on March 28, 2013. The warrants are not presently exercisable. The address for Capital Ventures International is One Capitol Place, P.O. Box 1787 GT, Grand Cayman, Cayman Islands, British West Indies. The address for Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, California 94111.

(12)

Amount represents 814 shares of common stock and 7,711,355 shares of common stock underlying a warrant. The information with respect to the holdings of Iroquois Master Fund Ltd. is based solely on the Schedule 13G/A filed February 12, 2013 by Iroquois Capital Management L.L.C., Joshua Silverman and Richard Abbe, as the reporting persons. Each of the reporting persons shares voting and dispositive power over all shares beneficially owned. The shares reported as beneficially owned excludes 7,623,895 shares of common stock issuable upon exercise of a warrant issued to Iroquois Master Fund Ltd. because the warrant contains a blocking provision under which the holder thereof does not have the right to exercise the warrant to the extent that such exercise would result in beneficial ownership by the holder thereof or any of its affiliates, of more than 4.9% of our shares of common stock outstanding. The shares reported as beneficially owned also excludes 257,000 shares underlying Series A subordinated convertible notes and 1,181,943 shares of common stock issuable upon exercise of warrants issued to Iroquois Master Fund Ltd. The Series A subordinated convertible notes and related warrants were issued in a financing transaction that closed on March 28, 2013. The warrants are not presently exercisable. The address for each of the reporting persons is 641 Lexington Avenue, 26th Floor, New York, New York 10022.

(13)

Amount represents 5,326,636 shares of common stock held directly, 47,321 shares of common stock underlying options, 57,693 shares of common stock underlying warrants and 2,125,678 shares of common stock underlying our Series B Preferred Stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders:
2004 Stock Option Plan(1)	11,429	$57.82	–
2006 Stock Incentive Plan	183,345	$0.86	5,107,959

(1)	Our 2004 Stock Option Plan was terminated effective September 7, 2006, except to the extent of then-outstanding options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The Board has determined that all of its directors are independent under these standards, except for Neil M. Koehler, who serves as our Chief Executive Officer and President, and Michael D. Kandris, who serves as our Chief Operating Officer.

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

Other than as described below or elsewhere in this report, since January 1, 2012, there has not been a transaction or series of related transactions to which Pacific Ethanol was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. All of the below transactions were separately approved by our Board.

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

Neil M. Koehler

Series B Preferred Stock

On May 20, 2008, we sold to Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, 256,410 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 109,890 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.43, and warrants to purchase an aggregate of 54,945 shares of our common stock at an exercise price of $49.00 per share, for an aggregate purchase price of $5,000,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-7.3. For the year ended December 31, 2012, we accrued cash dividends in the amount of $350,000 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

On August 21, 2012, we entered into an agreement with Mr. Koehler under which $105,000 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at a price per share of $0.31. We made such payment by issuing an aggregate of 338,709 shares of common stock to Mr. Koehler on August 24, 2012. On December 26, 2012, we entered into an agreement with Mr. Koehler under which $105,000 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at a price per share of $0.34. We made such payment by issuing an aggregate of 311,301 shares of common stock to Mr. Koehler on December 31, 2012. As of December 31, 2012, in aggregate, dividends totaling $840,000 had not been paid. On March 27, 2013, we entered into an agreement with Mr. Koehler under which $105,000 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at a price per share of $0.35. We made such payment by issuing an aggregate of 300,000 shares of common stock to Mr. Koehler on March 28, 2013.

Loan Transaction

On March 30, 2009, we entered into an unsecured promissory note in favor of Mr. Koehler. The promissory note was for the principal amount of $1,000,000. Interest on the unpaid principal amount of the promissory note accrues at a rate per annum of 8.00%. On March 29, 2010, we entered into an amendment to the promissory note to extend its maturity date to January 5, 2011. On October 29, 2010, we paid all accrued interest under the promissory note, totaling $126,500. On November 5, 2010, we entered into an amendment to the promissory note extending its maturity date to March 31, 2012. On December 31, 2010, we paid all accrued interest under the promissory note, totaling $13,774. On November 30, 2011, we made a principal payment of $250,000, resulting in an unpaid principal balance of $750,000. On March 7, 2012, we entered into an amendment to the promissory note further extending its maturity date to March 31, 2013. On February 7, 2013, we entered into an amendment to the promissory note further extending its maturity date to March 31, 2014. For the year ended December 31, 2012, we paid all accrued interest under the promissory note, totaling $60,164.

Paul P. Koehler

Paul P. Koehler, a brother of Neil M. Koehler, is employed by us as Vice President of Corporate Development at an annual salary of $220,000.

On May 20, 2008, we sold to Mr. Koehler 12,820 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 5,494 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.43, and warrants to purchase an aggregate of 2,747 shares of our common stock at an exercise price of $49.00 per share, for an aggregate purchase price of $250,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-7.3. For the year ended December 31, 2012, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

On August 21, 2012, we entered into an agreement with Mr. Koehler under which $5,250 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at a price per share of $0.31. We made such payment by issuing an aggregate of 16,935 shares of common stock to Mr. Koehler on August 24, 2012. On December 26, 2012, we entered into an agreement with Mr. Koehler under which $5,250 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at a price per share of $0.34. We made such payment by issuing an aggregate of 15,564 shares of common stock to Mr. Koehler on December 31, 2012. As of December 31, 2012, in aggregate, dividends totaling $42,000 had not been paid. On March 27, 2013, we entered into an agreement with Mr. Koehler under which $5,250 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at a price per share of $0.35. We made such payment by issuing an aggregate of 14,999 shares of common stock to Mr. Koehler on March 28, 2013.

Thomas D. Koehler

On May 20, 2008, we sold to Thomas D. Koehler, a brother of Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, 12,820 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 5,494 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.43, and warrants to purchase an aggregate of 2,747 shares of our common stock at an exercise price of $49.00 per share, for an aggregate purchase price of $250,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-7.3. For the year ended December 31, 2012, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

On August 21, 2012, we entered into an agreement with Mr. Koehler under which $5,250 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at a price per share of $0.31. We made such payment by issuing an aggregate of 16,935 shares of common stock to Mr. Koehler on August 24, 2012. On December 26, 2012, we entered into an agreement with Mr. Koehler under which $5,250 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at a price per share of $0.34. We made such payment by issuing an aggregate of 15,564 shares of common stock to Mr. Koehler on December 31, 2012. As of December 31, 2012, in aggregate, dividends totaling $42,000 had not been paid. On March 27, 2013, we entered into an agreement with Mr. Koehler under which $5,250 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at a price per share of $0.35. We made such payment by issuing an aggregate of 14,999 shares of common stock to Mr. Koehler on March 28, 2013.

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

William L. Jones

Series B Preferred Stock

On May 20, 2008, we sold to Mr. Jones 12,820 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 5,494 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.43, and warrants to purchase an aggregate of 2,747 shares of our common stock at an exercise price of $49.00 per share, for an aggregate purchase price of $250,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-7.3. For the year ended December 31, 2012, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Jones.

On August 21, 2012, we entered into an agreement with Mr. Jones under which $5,250 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Jones were to be paid in shares of our common stock at a price per share of $0.31. We made such payment by issuing an aggregate of 16,935 shares of common stock to Mr. Jones on August 24, 2012. On December 26, 2012, we entered into an agreement with Mr. Jones under which $5,250 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Jones were to be paid in shares of our common stock at a price per share of $0.34. We made such payment by issuing an aggregate of 15,564 shares of common stock to Mr. Jones on December 31, 2012. As of December 31, 2012, in aggregate, dividends totaling $42,000 had not been paid. On March 27, 2013, we entered into an agreement with Mr. Jones under which $5,250 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Jones were to be paid in shares of our common stock at a price per share of $0.35. We made such payment by issuing an aggregate of 14,999 shares of common stock to Mr. Jones on March 28, 2013.

Michael D. Kandris

Consulting Services

During the year ended December 31, 2012, Mr. Kandris provided consulting services to us concerning ethanol plant operations and was paid $239,135 for his services.

Lyles United, LLC

Series B Preferred Stock

On March 27, 2008, we sold to Lyles United, LLC, or Lyles United, 2,051,282 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 879,121 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.43, and warrants to purchase an aggregate of 439,560 shares of our common stock at an exercise price of $49.00 per share, for an aggregate purchase price of $40,000,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-7.3. For the years ended December 31, 2011, 2010 and 2009, we accrued cash dividends in the amount of $700,000, $700,000 and $2,270,000, respectively, in respect of shares of Series B Preferred Stock held by Lyles United.

On August 21, 2012, we entered into an agreement with Lyles United under which $367,068 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Lyles United were to be paid in shares of our common stock at a price per share of $0.31. We made such payment by issuing an aggregate of 1,184,091 shares of common stock to Lyles United on August 24, 2012. On December 26, 2012, we entered into an agreement with Lyles United under which $367,068 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Lyles United were to be paid in shares of our common stock at a price per share of $0.34. We made such payment by issuing an aggregate of 1,088,275 shares of common stock to Lyles United on December 31, 2012. As of December 31, 2012, in aggregate, dividends totaling $2,936,546 had not been paid. On March 27, 2013, we entered into an agreement with Lyles United under which $367,068 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Lyles United were to be paid in shares of our common stock at a price per share of $0.35. We made such payment by issuing an aggregate of 1,048,767 shares of common stock to Lyles United on March 28, 2013.

Frank P. Greinke

Series B Preferred Stock

For the year ended December 31, 2012, we accrued cash dividends in the amount of $116,000 in respect of shares of Series B Preferred Stock held by the Greinke Personal Living Trust Dated April 20, 1999 (“Greinke Trust”). Frank P. Greinke is one of our former directors and the trustee of the holder of shares of our issued and outstanding Series B Preferred Stock. The Greinke Trust acquired its shares of Series B Preferred Stock from Lyles United in December 2009.

Shares of our Series B Preferred Stock, which were initially convertible into shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.43, were converted into shares of our common stock based on lower conversion ratios resulting from various anti-dilution adjustments, thereby increasing the number of shares of common stock issued to the Greinke Trust in connection with its conversions of our Series B Preferred Stock. The current conversion ratio is approximately 1-for-7.3.

On August 21, 2012, we entered into an agreement with the Greinke Trust under which $189,656 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by the Greinke Trust were to be paid in shares of our common stock at a price per share of $0.31. We made such payment by issuing an aggregate of 611,795 shares of common stock to the Greinke Trust on August 24, 2012. On December 26, 2012, we entered into an agreement with the Greinke Trust under which $189,656 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by the Greinke Trust were to be paid in shares of our common stock at a price per share of $0.34. We made such payment by issuing an aggregate of 562,288 shares of common stock to the Greinke Trust on December 31, 2012. As of December 31, 2012, in aggregate, dividends totaling $1,517,250 had not been paid. On March 27, 2013, we entered into an agreement with the Greinke Trust under which $189,656 of the accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by the Greinke Trust were to be paid in shares of our common stock at a price per share of $0.35. We made such payment by issuing an aggregate of 541,875 shares of common stock to the Greinke Trust on March 28, 2013.

Sales of Ethanol

During the year ended December 31, 2012, we contracted with Southern Counties Oil Co., an entity controlled by Mr. Greinke, for sales of ethanol in an aggregate amount of approximately $1,062,600.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Hein & Associates LLP for the years ended December 31, 2012 and 2011.

	2012	2011
Audit Fees	$365,100	$344,700
Audit-Related Fees	8,400	12,600
Tax Fees	–	–
All Other Fees	–	–
Total	$373,500	$357,300

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and our Registration Statements on Forms S-1, S-3 and S-8, including amendments thereto.

Audit-Related Fees. Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.” Such fees include amounts billed for professional services performed in connection with mergers and acquisitions. The fees for 2012 and 2011 represent amounts billed for professional services performed in connection with the audit of a 401K plan.

Tax Fees. Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees. Consists of amounts billed for services other than those noted above.

Hein & Associates LLP did not provide any non-audit services for the fiscal years ended December 31, 2012 and 2011. The Audit Committee did not, therefore, consider whether the provision of non-audit services by Hein & Associates LLP is compatible with maintaining its independence; however, the Audit Committee has satisfied itself with respect to Hein & Associates LLP’s independence.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Chairman of our Audit Committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. During 2012 and 2011, all services performed by Hein & Associates LLP were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Ethanol, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Irvine, California

April 1, 2013

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
ASSETS	2012	2011

Current Assets:
Cash and cash equivalents	$7,586	$8,914
Accounts receivable, net of allowance for doubtful accounts of $18 and $24, respectively	26,051	28,140
Inventories	16,244	16,131
Prepaid inventory	5,422	9,239
Other current assets	2,129	3,994
Total current assets	57,432	66,418

Total property and equipment, net	150,409	159,617

Other Assets:
Intangible assets, net	3,734	4,458
Other assets	3,388	1,983
Total other assets	7,122	6,441

Total Assets (a)	$214,963	$232,476

(a)	Assets of consolidated variable interest entity that can only be used to settle obligations of that entity were $156,192 and $173,606 as of December 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011

Current Liabilities:
Accounts payable – trade	$5,104	$5,519
Accrued liabilities	3,282	2,713
Accrued preferred dividends	–	7,315
Current portion – long-term debt ($0 and $750 due to a related party, respectively)	4,029	750
Total current liabilities	12,415	16,297

Long-term debt, net of current portion ($750 and $0 due to a related party, respectively)	117,253	93,689
Accrued preferred dividends	5,852	–
Warrant liabilities at fair value	4,892	1,921
Other liabilities	1,644	1,305

Total Liabilities (b)	142,056	113,212

Commitments and contingencies (Notes 1, 5, 6 and 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of December 31, 2012 and 2011	–	–
Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of December 31, 2012 and 2011; liquidation preference of $23,927 as of December 31, 2012	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 146,841,114 and 86,631,664 shares issued and outstanding as of December 31, 2012 and 2011, respectively	147	87
Additional paid-in capital	582,724	556,871
Accumulated deficit	(530,310)	(509,985)
Total Pacific Ethanol, Inc. stockholders’ equity	52,562	46,974
Noncontrolling interest in variable interest entity	20,345	72,290
Total stockholders’ equity	72,907	119,264

Total Liabilities and Stockholders’ Equity	$214,963	$232,476

(b)	Liabilities of consolidated variable interest entity for which creditors do not have recourse to the general credit of the Company were $105,315 and $76,478, as of December 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011

Net sales	$816,044	$901,188
Cost of goods sold	835,568	881,789
Gross profit (loss)	(19,524)	19,399
Selling, general and administrative expenses	12,141	15,427
Income (loss) from operations	(31,665)	3,972
Fair value adjustments	1,954	7,559
Interest expense, net	(13,049)	(14,813)
Other expense, net	(595)	(741)
Loss before provision for income taxes	(43,355)	(4,023)
Provision for income taxes	–	–
Consolidated net loss	(43,355)	(4,023)
Net loss attributed to noncontrolling interest in variable interest entity	24,298	7,097
Net income (loss) attributed to Pacific Ethanol, Inc.	$(19,057)	$3,074
Preferred stock dividends	$(1,268)	$(1,265)
Income (loss) available to common stockholders	$(20,325)	$1,809
Income (loss) per share, basic	$(0.19)	$0.05
Income (loss) per share, diluted	$(0.19)	$0.05
Weighted-average shares outstanding, basic	108,358	33,733
Weighted-average shares outstanding, diluted	108,358	33,984

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(in thousands)

	Preferred Stock		Common Stock		Additional		Non-controlling
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Interest in VIE	Total

Balances, January 1, 2011	1,456	$1	12,918	$13	$504,623	$(511,794)	$94,972	$87,815
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations	–	–	264	–	2,278	–	–	2,278
Conversion of preferred stock to common stock	(529)	–	444	–	–	–	–	–
Shares issued on Convertible Notes	–	–	63,859	64	36,800	–	–	36,864
Shares issued in private placement	–	–	7,625	8	5,547	–	–	5,555
Warrant exercises	–	–	1,522	2	1,155	–	–	1,157
Purchase of interests in New PE Holdco	–	–	–	–	6,468	–	(15,585)	(9,117)
Preferred stock dividends	–	–	–	–	–	(1,265)	–	(1,265)
Net income (loss)	–	–	–	–	–	3,074	(7,097)	(4,023)
Balances, December 31, 2011	927	$1	86,632	$87	$556,871	$(509,985)	$72,290	$119,264
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations	–	–	(41)	–	806	–	–	806
Shares issued on equity offerings	–	–	55,500	56	15,804	–	–	15,860
Warrant exercises	–	–	222	–	139	–	–	139
Shares issued as payment of prior unpaid Series B preferred dividends	–	–	4,528	4	1,458	–	–	1,462
Purchases of interests in New PE Holdco	–	–	–	–	7,646	–	(27,647)	(20,001)
Preferred stock dividends	–	–	–	–	–	(1,268)	–	(1,268)
Net loss	–	–	–	–	–	(19,057)	(24,298)	(43,355)
Balances, December 31, 2012	927	$1	146,841	$147	$582,724	$(530,310)	$20,345	$72,907

 The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2012	2011
Operating Activities:
Consolidated net loss	$(43,355)	$(4,023)
Adjustments to reconcile consolidated net loss to cash used in operating activities:
Fair value adjustments on convertible notes and warrants	(1,954)	(7,559)
Depreciation and amortization of intangibles	12,205	12,648
Interest expense added to Plant Owners’ debt	3,542	–
Inventory valuation	816	47
Gain on derivative instruments	(999)	(96)
Amortization of deferred financing costs	736	651
Non-cash compensation	806	2,278
Bad debt recovery	(6)	(218)
Interest on convertible debt paid with stock	–	3,076
Changes in operating assets and liabilities:
Accounts receivable	2,095	(2,067)
Inventories	(929)	1,128
Prepaid expenses and other assets	2,251	(933)
Prepaid inventory	3,817	(6,524)
Accounts payable and accrued expenses	129	(2,358)
Net cash used in operating activities	$(20,846)	$(3,950)

Investing Activities:
Additions to property and equipment	$(2,273)	$(2,365)
Purchases of New PE Holdco ownership interests	(10,000)	(9,117)
Net cash used in investing activities	$(12,273)	$(11,482)

Financing Activities:
Net proceeds from common stock and warrants	$20,924	$7,364
Proceeds from Plant Owners’ borrowings	24,022	3,000
Net proceeds (payments) on Kinergy’s line of credit	(721)	6,958
Principal payments on senior and convertible notes	(10,000)	(1,212)
Debt issuance costs	(1,166)	–
Preferred stock dividend payments	(1,268)	–
Principal payments paid on related party borrowings	–	(500)
Net cash provided by financing activities	$31,791	$15,610
Net increase (decrease) in cash and cash equivalents	(1,328)	178
Cash and cash equivalents at beginning of period	8,914	8,736
Cash and cash equivalents at end of period	$7,586	$8,914

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the Years Ended December 31,
	2012	2011
Supplemental Information:
Interest paid	$8,828	$11,669
Non-cash financing and investing activities:
Preferred stock dividends paid in common stock	$1,464	$–
Notes issued for purchase of 33% ownership in New PEHC	$10,000	$–
Preferred stock dividends accrued	$–	$1,265
Debt extinguished with issuance of common stock	$–	$33,788
Reclass of warrant liability to equity upon cashless net exercise of warrants	$–	$1,157

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries, including its wholly-owned subsidiaries, Kinergy Marketing, LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”) and Pacific Ethanol Management Services Corp., a Delaware corporation, and including its majority-owned subsidiary, New PE Holdco LLC (“New PE Holdco”), which owns the Plant Owners (each as defined below) (collectively, the “Company”).

The Company is the leading marketer and producer of low-carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), a nutritious animal feed. Serving integrated oil companies and gasoline marketers who blend ethanol into gasoline, the Company provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. The Company had a 67% and 34% ownership interest in New PE Holdco, the owner of four ethanol production facilities, as of December 31, 2012 and 2011, respectively. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies and sells its WDG to dairy operators and animal feed distributors.

The Company manages the production and operation of four ethanol production facilities, namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and their holding company, Pacific Ethanol Holding Co. LLC (“PEHC,” and together with the Pacific Ethanol Plants, the “Plant Owners”). PEHC is a wholly-owned subsidiary of New PE Holdco. These four facilities have an aggregate annual ethanol production capacity of up to 200 million gallons. As of December 31, 2012, three of the facilities were operating and one of the facilities was idled. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation of Variable Interest Entities – The Company applies the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification 810, Consolidation, surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

On October 6, 2010, the Company purchased an initial 20% ownership interest in New PE Holdco, a VIE, from a number of New PE Holdco’s owners. At that time, the Company determined it was the primary beneficiary of New PE Holdco, and as such, has since consolidated the results of New PE Holdco. As long as the Company is deemed New PE Holdco’s primary beneficiary, the Company must treat New PE Holdco as a consolidated subsidiary for financial reporting purposes. See Note 2 – Variable Interest Entity. Through various transactions, the Company has increased its ownership interest in New PE Holdco to 67% at December 31, 2012. In January 2013, the Company increased its ownership interest in New PE Holdco to 80% and in March 2013, the Company further increased its ownership interest in New PE Holdco to 83% ..

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Split – On June 8, 2011, the Company effected a one-for-seven reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

Liquidity – During 2012, the Company funded its operations primarily from cash provided by operations, borrowings under its credit facilities and various capital raising transactions in which it raised aggregate net proceeds of $20,900,000 through the issuance of an aggregate of 55,500,000 shares of its common stock and warrants to purchase up to an aggregate of up to 69,500,000 shares of its common stock.

As of March 28, 2013, the Plant Owners had up to $106,300,000 in combined term and revolving debt, of which $4,000,000 is due on June 25, 2013, up to $15,000,000 in revolving debt is due on June 25, 2015 and $87,300,000 in combined term and revolving debt is due on June, 30, 2016, of which Pacific Ethanol owns $24,200,000. The Plant Owners do not and may not have sufficient funds to repay the up to $4,000,000 in debt on or prior to its maturity on June 25, 2013. The Company has entered into agreements to raise capital to repay the debt, but the closing under the agreements requires stockholder approval. If the Company is unable to timely restructure the debt or raise sufficient capital to repay the debt, the Plant Owners will be in default on that debt and in cross-default on the $87,300,000 in revolving and term debt due on June 30, 2016 plus up to an additional $15,000,000 in revolving debt due June 25, 2015, all of which may be accelerated and become immediately due and payable on June 25, 2013. The Plants Owners’ inability to restructure or repay the $4,000,000 of debt due on June 25, 2013 prior to its maturity will likely have a material adverse effect on the Company, and its direct and indirect subsidiaries, including Kinergy and the Plant Owners.

The Company’s current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. In addition, the Plant Owners have credit facilities for use in the operations of the Pacific Ethanol Plants. The Company expects that its future available capital resources will consist primarily of its remaining cash balances, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under the asset management agreement relating to the Company’s operation of the Pacific Ethanol Plants, distributions, if any, in respect of our ownership interest in New PE Holdco, and the remaining proceeds of any future debt and/or equity financings.

Subject to closing under the Company’s existing agreements to raise capital to repay the debt due June 25, 2013, which requires stockholder approval of the transaction, the Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including its credit facilities, will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, the Company’s capital requirements or cash flow vary materially from its current projections, if unforeseen circumstances occur, or if the Company requires a significant amount of cash to fund future acquisitions, it may require additional financing. The Company’s failure to raise capital, if needed, could restrict its growth, or hinder its ability to compete.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies and sells WDG to dairy operators and animal feed distributors generally without requiring collateral. Due to a limited number of ethanol customers, the Company had significant concentrations of credit risk from sales of ethanol as of December 31, 2012 and 2011, as described below.

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

Of the accounts receivable balance, approximately $20,627,000 and $23,715,000 at December 31, 2012 and 2011, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $18,000 and $24,000 as of December 31, 2012 and 2011, respectively. The Company recorded a bad debt recovery of $6,000 and $218,000 for the years ended December 31, 2012 and 2011, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells fuel-grade ethanol to gasoline refining and distribution companies. The Company sold ethanol to customers representing 10% or more of the Company’s total net sales, as follows.

	Years Ended December 31,
	2012	2011
Customer A	21%	22%
Customer B	16%	9%
Customer C	12%	7%

The Company had accounts receivable due from these customers totaling $12,011,000 and $13,577,000, representing 46% and 48% of total accounts receivable as of December 31, 2012 and 2011, respectively.

The Company purchases fuel-grade ethanol and corn, its largest cost component in producing ethanol, from its suppliers. The Company purchased ethanol and corn from suppliers representing 10% or more of the Company’s total purchases for the purchase and production of ethanol, as follows:

	Years Ended December 31,
	2012	2011
Supplier A	40%	39%
Supplier B	14%	13%
Supplier C	*	12%
____________ *Less than 10%

Inventories – Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	December 31,
	2012	2011
Finished goods	$10,230	$9,429
Work in progress	3,846	4,284
Raw materials	1,363	1,334
Other	805	1,084
Total	$16,244	$16,131

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

Deferred Financing Costs – Deferred financing costs, which are included in other assets, are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method. Amortization of deferred financing costs was $736,000 and $651,000 for the years ended December 31, 2012 and 2011, respectively. Unamortized deferred financing costs were approximately $1,447,000 at December 31, 2012 and are recorded in other assets in the consolidated balance sheets.

Derivative Instruments and Hedging Activities – Derivative transactions, which can include forward contracts and futures positions on the New York Mercantile Exchange and the Chicago Board of Trade are recorded on the balance sheet as assets and liabilities based on the derivative’s fair value. Changes in the fair value of derivative contracts are recognized currently in income unless specific hedge accounting criteria are met. If derivatives meet those criteria, effective gains and losses are deferred in accumulated other comprehensive income (loss) and later recorded together with the hedged item in consolidated income (loss). For derivatives designated as a cash flow hedge, the Company formally documents the hedge and assesses the effectiveness with associated transactions. The Company has designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales.

Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. The Company derives revenue primarily from sales of ethanol and related co-products. The Company recognizes revenue when title transfers to its customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into either verbally or in writing with customers. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, the Company engages in three basic types of revenue generating transactions:

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from sales of third-party ethanol and co-products is recorded net of costs when the Company is acting as an agent between a customer and a supplier and gross when the Company is a principal to the transaction. The Company recorded $2,756,000 and $2,856,000 in net sales when acting as an agent for the years ended December 31, 2012 and 2011, respectively. Several factors are considered to determine whether the Company is acting as an agent or principal, most notably whether the Company is the primary obligor to the customer and whether the Company has inventory risk and related risk of loss or whether the Company adds meaningful value to the supplier’s product or service. Consideration is also given to whether the Company has latitude in establishing the sales price or has credit risk, or both. When the Company acts as an agent, it recognizes revenue on a net basis or recognizes its predetermined fees and any associated freight, based upon the amount of net revenues retained in excess of amounts paid to suppliers.

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

California Ethanol Producer Incentive Program – The Company is eligible to participate in the California Ethanol Producer Incentive Program (“CEPIP”) through the Pacific Ethanol Plants located in California. The CEPIP is a program that may provide funds to an eligible California facility—up to $0.25 per gallon of production—when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, are less than prescribed levels determined by the California Energy Commission (“CEC”). For any month in which a payment is made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. Since these funds are provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company records the proceeds, if any, as a credit to cost of goods sold. The Company will assess the likelihood of reimbursement in future periods as corn crush spreads approach $1.00 per gallon. If it becomes likely that amounts may be reimbursable by the Company, the Company will accrue a liability for such payment and recognize the costs as an increase in cost of goods sold.

The program may provide up to $3,000,000 per plant per year of operation through 2014. However, in 2012, this program was not funded and the Company can provide no assurance that the CEC will decide to fund the CEPIP or that the CEC will not alter the program thresholds, participant eligibility or other policy choices that may impact the ability of the Pacific Ethanol Plants located in California to be eligible for the CEPIP in 2013 or future years.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $0 and $1,481,000 as a reduction to cost of goods sold for the years ended December 31, 2012 and 2011, respectively, in respect of CEPIP payments received. To date, the Company has not been required to reimburse any amounts of its total $2,000,000 received under the program, and based on historical corn crush spreads, the Company does not believe it will be required to make any reimbursements in the foreseeable future.

Stock-Based Compensation – The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and makes revisions, if necessary, in the second quarter of each year if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested forfeitures at 5% for the years ended December 31, 2012 and 2011. The Company recognizes stock-based compensation expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

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

Income (Loss) Per Share – Basic income (loss) per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net income (loss) attributed to Pacific Ethanol, Inc. and are considered in the calculation of income (loss) available to common stockholders in computing basic income (loss) per share.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(19,057)
Preferred stock dividends	(1,268)
Basic and diluted loss per share:
Loss available to common stockholders	$(20,325)	108,358	$(0.19)

	Year Ended December 31, 2011
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol, Inc.	$3,074
Preferred stock dividends	(1,265)
Basic income per share:
Income available to common stockholders	$1,809	33,733	$0.05
Warrants	–	194
Options	–	57
Diluted income per share:
Income available to common stockholders	$1,809	33,984	$0.05

The Company had accrued and unpaid dividends of $5,852,000, or $0.04 per share of common stock outstanding, as of December 31, 2012 in respect of its Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).

There were an aggregate of 3,695,000 and 815,000 potentially dilutive shares from convertible securities outstanding as of December 31, 2012 and 2011, respectively. These convertible securities were not considered in calculating diluted income (loss) per common share for the years ended December 31, 2012 and 2011 as their effect would be anti-dilutive.

Since December 31, 2012, through the date of this report, the Company issued to its eligible employees an aggregate of 4,312,500 shares of restricted common stock under its equity compensation plan. See Note 10. In addition, the Company issued an aggregate of 4,016,305 shares of its common stock upon cash exercises of certain outstanding warrants.

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these items. The Company recorded at fair value its warrants and convertible notes. The Company believes the carrying value of its long-term debt approximates fair value because the interest rates on these instruments are variable.

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the consolidation of VIEs, fair value of warrants, allowance for doubtful accounts, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events – Management evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued for either disclosure or adjustment to the consolidated financial results. The Company has evaluated subsequent events up through the date of the filing of this report with the Securities and Exchange Commission. See Note 14.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassification had no effect on the consolidated net income (loss) reported in the consolidated statements of operations.

Recent Accounting Pronouncements – On May 12, 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. The Company’s adoption of this standard did not have a material effect on its consolidated financial position, results of operations or cash flows.

2.	VARIABLE INTEREST ENTITY.

Consolidation of New PE Holdco – The Company concluded that at all times since its inception, New PE Holdco has been a VIE because the owners of New PE Holdco, due to the Company’s involvement through the contractual arrangements discussed below, have at all times lacked the power to direct the activities that most significantly impacted its economic performance. Some of these activities include efficient management and operation of the Pacific Ethanol Plants, sale of ethanol, procurement of feedstock, sale of co-products and implementation of risk management strategies. At the time of its inception, however, the Company did not have an obligation to absorb losses or receive benefits that could potentially be significant to New PE Holdco and, as a result, it was determined that the Company was not New PE Holdco’s primary beneficiary. Upon the Company’s purchase of its 20% initial ownership interest in New PE Holdco on October 6, 2010, the Company, through its ownership interest, had an obligation to absorb losses and receive benefits that could potentially be significant to New PE Holdco. As a result, the Company then became the primary beneficiary of New PE Holdco and began consolidating the financial results of New PE Holdco. The Company purchased its 20% ownership interest in New PE Holdco from a number of New PE Holdco’s owners.

In November and December 2011, the Company purchased an additional 14% ownership interest in New PE Holdco for $9,117,000 in cash. In July 2012, the Company purchased an additional 33% ownership interest in New PE Holdco for $20,000,000 by paying $10,000,000 in cash and issuing $10,000,000 in promissory notes. See Note 6.

Because the Company has a controlling financial interest in New PE Holdco, it did not record any gain or loss on these purchases, but instead reduced the amount of noncontrolling interest in VIE on the consolidated balance sheets by an aggregate $27,647,000 and $15,585,000 and recorded the difference of $7,646,000 and $6,468,000 for the years ended December 31, 2012 and 2011, respectively, which represents the fair value of these purchases above the price paid by the Company, to additional paid-in capital on the consolidated balance sheets.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized approximately $448,414,000 and $512,497,000 in net sales and $18,717,000 and $836,000 in net loss attributed to New PE Holdco for the years ended December 31, 2012 and 2011, respectively.

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

As compensation for providing the services under the AMA, the Company is paid $75,000 per month for each production facility that is operational and $40,000 per month for each production facility that is idled. In addition to the monthly fee, if during any six-month period (measured on September 30 and March 31 of each year commencing March 31, 2011) a production facility has annualized earnings before interest, income taxes, depreciation and amortization (“EBITDA”) per gallon of operating capacity of $0.20 or more, the Company will be paid a performance bonus equal to 3% of the increment by which EBITDA exceeds such amount. The aggregate performance bonus for all plants is capped at $2,200,000 for each six-month period. The performance bonus is to be reduced by 25% if all production facilities then operating do not operate at a minimum average yield of 2.70 gallons of denatured ethanol per bushel of corn. In addition, no performance bonus is to be paid if there is a default or event of default under the Plant Owners’ credit agreement resulting from their failure to pay any amounts then due and owing. The AMA also provides the Company with an incentive fee upon any sale of a production facility to the extent the sales price is above $0.60 per gallon of annual capacity. To date, no such bonuses have been earned by the Company.

The AMA had an initial term of six months and successive six-month renewal periods at the option of the Plant Owners. In addition to typical conditions for a party to terminate the agreement prior to its expiration, the Company may terminate the AMA, and the Plant Owners may terminate the AMA with respect to any facility, at any time by providing at least 60 days prior notice of such termination. On June 30, 2012, the AMA was amended and extended for one year.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded revenues and New PE Holdco recorded costs of approximately $3,180,000 and $3,468,000 related to the AMA for the years ended December 31, 2012 and 2011, respectively, during which New PE Holdco’s financial results were consolidated with the Company’s financial results. As such, these amounts have been eliminated upon consolidation.

Ethanol Marketing Agreements – The Company entered into separate ethanol marketing agreements with each of the three Plant Owners whose facilities are operating, which granted it the exclusive right to purchase, market and sell the ethanol produced at those facilities. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to the Company, an amount is paid to the Company equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated incentive fee payable to the Company, which equals 1% of the aggregate third-party purchase price. Each of the ethanol marketing agreements had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner. On June 30, 2012, all ethanol marketing agreements were amended and extended for one year. In addition, the price to be paid was amended to include a marketing fee collar of not less than $0.015 per gallon and not more than $0.0225 per gallon.

The Company recorded revenues and New PE Holdco recorded costs of approximately $3,157,000 and $3,708,000 related to the ethanol marketing agreements for the years ended December 31, 2012 and 2011, respectively, for the period during which New PE Holdco was consolidated with the Company. These amounts were eliminated upon consolidation.

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

The Company was to receive a fee of $0.50 per ton of corn delivered to each facility as consideration for its procurement services and a fee of $1.50 per ton of corn delivered as consideration for its grain handling services, each payable monthly. The Company agreed to enter into an agreement guaranteeing the performance of its obligations under the corn procurement and handling agreement upon the request of a Plant Owner. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner. On June 30, 2012, all corn procurement and handling agreements were amended and extended for one year. In addition, the corn procurement and handling fee was changed to $0.045 per bushel of corn.

The Company recorded revenues and New PE Holdco recorded costs of approximately $2,271,000 and $2,758,000 related to the corn procurement and handling agreements for the years ended December 31, 2012 and 2011, respectively, for the period during which New PE Holdco was consolidated with the Company. These amounts were eliminated upon consolidation.

Distillers Grains Marketing Agreements – The Company entered into separate distillers grains marketing agreements with each of the three Plant Owners whose facilities are operating, which grant the Company the exclusive right to market, purchase and sell the WDG produced at each facility. Under the terms of the distillers grains marketing agreements, within ten days after a Plant Owner delivers WDG to the Company, the Plant Owner is paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the WDG, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of WDG produced or marketed, minus (iv) the estimated incentive fee payable to the Company, which equals the greater of (a) 5% of the aggregate third-party purchase price, and (b) $2.00 for each ton of WDG sold in the transaction. Each distillers grains marketing agreement had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner. On June 30, 2012, all distillers grains marketing agreements were amended and extended for one year. In addition, the fee to be paid to the Company was amended to include a collar of not less than $2.00 per ton and not more than $3.50 per ton.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded revenues and New PE Holdco recorded costs of approximately $4,353,000 and $4,797,000 related to the distillers grain marketing agreements for the years ended December 31, 2012 and 2011, respectively, for the period which New PE Holdco was consolidated with the Company. These amounts were eliminated upon consolidation.

Assets and Liabilities of New PE Holdco – The carrying values and classification of assets that are collateral for the obligations of New PE Holdco at December 31, 2012 were as follows (in thousands):

Cash and cash equivalents	$–
Other current assets	7,699
Property and equipment	145,774
Other assets	2,719
Total assets	$156,192

Current liabilities	$4,287
Long-term debt	100,821
Other liabilities	207
Total liabilities	$105,315

3.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Facilities and plant equipment	$169,229	$168,036
Land	2,570	2,570
Other equipment, vehicles and furniture	5,280	4,918
Construction in progress	4,014	3,328
	181,093	178,852
Accumulated depreciation	(30,684)	(19,235)
	$150,409	$159,617

Depreciation expense, including idled facilities, was $11,481,000 and $11,724,000 for the years ended December 31, 2012 and 2011, respectively. One of the Pacific Ethanol Plants was idled at December 31, 2012 and 2011. The carrying values of this facility totaled $27,773,000 and $29,924,000 at December 31, 2012 and 2011, respectively. The Company continues to depreciate these assets, resulting in depreciation expense in the aggregate of $2,136,000 and $2,155,000 for the years ended December 31, 2012 and 2011, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and the ethanol industry have experienced significant adverse conditions over the last 12 months, including prolonged negative operating margins. In accordance with the Company’s policy for evaluating impairment of long-lived assets under Accounting Codification Standards 360, management has evaluated the facilities for possible impairment based on projected future cash flows from operations of these facilities with the work of a qualified valuation specialist. Management has determined that the undiscounted cash flows from operations of these facilities over their estimated useful lives exceed their carrying values, and therefore, no impairment has been recognized at December 31, 2012. In determining future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol, production volumes and the overall demand in relation to production and supply. If the Company were required to compute the fair value in the future, it may use the work of its qualified valuation specialist who would assist it in examining replacement costs, recent transactions between third parties and cash flow that can be generated from operations.

Given the recent fresh start accounting when the Company began consolidating the results of New PE Holdco, fair value would likely approximate the carrying value of the facilities. If, however the Company were required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operation. No adjustment has been made in these financial statements for this uncertainty.

4.	INTANGIBLE ASSETS.

Intangible assets consisted of the following (in thousands):

		December 31, 2012			December 31, 2011
	Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Kinergy tradename		$2,678	$–	$2,678	$2,678	$–	$2,678

Amortizing:
Customer relationships	10	4,741	(3,685)	1,056	4,741	(3,211)	1,530
Pacific Ethanol tradename	2	800	(800)	–	800	(550)	250
Total intangible assets, net		$8,219	$(4,485)	$3,734	$8,219	$(3,761)	$4,458

Kinergy Tradename – The Company recorded a tradename valued at $2,678,000 in 2006 as part of its acquisition of Kinergy. The Company determined that the Kinergy tradename has an indefinite life and therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment of the Kinergy tradename for the years ended December 31, 2012 and 2011.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense associated with intangible assets totaled $724,000 and $924,000 for the years ended December 31, 2012 and 2011, respectively. The weighted-average unamortized life of the intangible assets is 2.2 years. The remaining expected amortization expense relating to amortizable intangible assets is $474,000, $474,000 and $108,000 for each of the years ending December 31, 2013, 2014 and 2015, respectively.

5.	DERIVATIVES.

The business and activities of the Company expose it to a variety of market risks, including risks related to changes in commodity prices. The Company monitors and manages these financial exposures as an integral part of its risk management program. This program recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects that market volatility could have on operating results.

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2012 and 2011, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized gains of $999,000 and $96,000 as the change in the fair value of these contracts for the years ended December 31, 2012 and 2011, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of December 31, 2012
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$189	Accrued liabilities	$167
		$189		$167

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2011
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$244	Accrued liabilities	$500
		$244		$500

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2012	2011

Commodity contracts	Cost of goods sold	$720	$338
		$720	$338

		Unrealized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2012	2011

Commodity contracts	Cost of goods sold	$279	$(242)
		$279	$(242)

6.	DEBT.

Long-term debt is summarized in the following table (in thousands):

	December 31,
	2012	2011
Kinergy’s operating line of credit	$19,711	$20,432
Note payable to related party	750	750
Plant Owners’ term debt	54,821	51,279
Plant Owners’ operating lines of credit	46,000	21,978
	121,282	94,439
Less current portion	(4,029)	(750)
Long-term debt	$117,253	$93,689

Kinergy Line of Credit – Kinergy has an operating line of credit, which was extended in May 2012, for an aggregate amount of up to $30,000,000, with an optional accordion feature for up to an additional $10,000,000. The prior credit facility included an accordion feature of $5,000,000. The line of credit matures on December 31, 2015. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 2.50% and 3.50%. The applicable margin was 2.50% at December 31, 2012. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited under the terms of the credit facility to $900,000 per fiscal quarter in 2013, $1,000,000 per fiscal quarter in 2014 and $1,100,000 per fiscal quarter in 2015.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit facility also includes the accounts receivable of PAP as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to the extent that quarterly payments would result in PAP recording less than $100,000 of net income in the quarter.

For the fiscal quarter ending June 30, 2012 and each fiscal quarter thereafter, Kinergy and PAP are collectively required to generate aggregate EBITDA of $450,000 for the quarter and aggregate EBITDA of $1,100,000 for each two consecutive quarters. These amounts are required through December 31, 2013. In 2014, the required EBITDA amounts increase to $500,000 per quarter and $1,300,000 for each two consecutive quarters. Further, for all monthly periods, Kinergy and PAP must collectively maintain a fixed charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. The Company believes it is in compliance with these covenants.

Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. The Company has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2012, Kinergy had an available borrowing base under the credit facility of $27,017,000 and an outstanding balance of $19,711,000.

Note Payable to Related Party – On March 31, 2009, the Company’s Chief Executive Officer provided funds in an aggregate amount of $1,000,000 for general working capital purposes in exchange for an unsecured promissory note issued by the Company. Interest on the unpaid principal amount accrues at a rate of 8.00% per annum. On November 30, 2011, the Company paid $250,000 in principal under the note. The Company recorded interest under the note of approximately $60,000 and $78,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the remaining amount of $750,000 was due and payable on the extended maturity date of March 31, 2013. On February 7, 2013, the maturity date was further extended to March 31, 2014.

Plant Owners’ Term Debt and Operating Lines of Credit – The Plant Owners’ debt, prior to any of the amendments discussed below, consisted of a $25,000,000 tranche A-1 term loan, a $26,279,000 tranche A-2 term loan and a $35,000,000 revolving credit facility. Except as noted below, the term and revolving debt require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. At December 31, 2012, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the borrower, until maturity, when all principal amounts are due.

From July 13, 2012 through March 28, 2013, the Plant Owners entered into transactions which amended the term and revolving debt and extended the maturity dates in respect of $51,914,000 of the combined term loans and $30,378,000 of the original $35,000,000 in revolving debt from June 25, 2013 to June 30, 2016, of which Pacific Ethanol owns $24,200,000. In addition, the aggregate commitment amount under the revolving credit facility was increased by $5,000,000 to $40,000,000, with a maturity date of June 30, 2016.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, monthly interest payments due to certain lenders on both the amended term and revolving debt, at the option of the Plant Owners, may, through June 30, 2013, be deferred and added to the principal amount of the loans maturing on the extended maturity date of June 30, 2016. As of December 31, 2012, the extended principal balances include $3,542,000 of accrued interest that was deferred by the Plant Owners. The amendments also provide the Plant Owners with the ability to repay amounts owed to the lenders who have not extended their loans without penalty while keeping the extended loans in place.

New Operating Line of Credit

On October 29, 2012, the Plant Owners entered into a new revolving credit facility that provides for up to an additional $10,000,000. The Plant Owners may request increases in the amount of the facility in increments of not less than $1,000,000, up to a maximum additional credit limit of $5,000,000. The lenders have no obligation to agree to such a request. Loans made under the credit facility originally matured on June 25, 2013, or such later date on or prior to June 25, 2016 as may be agreed to by certain of the lenders. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay in whole or in part the revolving loans and tranche A-1 loans (and the tranche A-2 loans following the payment in full of the revolving loans and tranche A-1 loans). However, in the event of any prepayment of the tranche A-1 loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments that would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The credit agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium. On January 4, 2013, the Plant Owners entered into an amendment to the new revolving credit facility and extended the maturity date of the facility from June 25, 2013 to June 25, 2015.

As of December 31, 2012, the Plant Owners had unused availability under the new revolving credit facility of $4,000,000. On March 28, 2013, the lenders approved $5,000,000 in additional availability for a maximum total credit limit of $15,000,000 under the facility. As of March 28, 2013, the Plant Owners had $5,000,000 of unused availability under the new credit facility.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Debt due June 2013

The Company has had and continues to have extensive communications with the holder of the remaining $4,029,000 of combined term and revolving debt due June 25, 2013 to further extend the maturity date of that debt. The Company believes that it will be able to successfully extend, restructure and/or repay the loans prior to the June 25, 2013 maturity date. However, the Company cannot provide any assurance that it will be able to do so, or what the terms of any such arrangement might be.

If the Plant Owners are unable to timely restructure the $4,029,000 in debt due June 25, 2013 or repay the debt, the Plant Owners will be in default on that debt and in cross-default on all term loans and lines of credit previously extended to June 30, 2016, all of which will be accelerated and immediately due and payable on June 25, 2013. If such a default occurs, the Company and its direct and indirect subsidiaries, including Kinergy and the Plant Owners, will likely experience material adverse effects.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 3, 2011, under the terms of exchange agreements with the holders of the June Convertible Notes, the Company issued approximately $17,170,000 in principal amount, reflecting the amount then outstanding under the June Convertible Notes, of secured convertible notes (“Convertible Notes”) in exchange for the June Convertible Notes. The transactions contemplated by the exchange agreements were entered into to, among other things, add three additional months to the maturity date, add a new additional conversion price option as described further below and reduce the price failure threshold from $1.40 to $0.60. As discussed below, the Convertible Notes were valued at fair value, and as such, these modifications are reflected in the fair value adjustments for the years ended December 31, 2012 and 2011.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts due under the convertible notes were also convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a specified conversion price.

The Company elected to account for the convertible notes using the fair value alternative in order to simplify its accounting for and reporting of the convertible notes. Accordingly, the Company adjusted as of each quarter the carrying value of the convertible notes to their fair value since their initial issuance in October 2010, with such adjustments reflected in fair value adjustments on convertible debt and warrants in the statements of operations.

The Company recorded income of $0 and $3,108,000 for fair value adjustments for the years ended December 31, 2012 and 2011, respectively, for changes in fair value, which adjustments are attributed to a reduction in the principal balances and fluctuations in the market value of the Company’s common stock during each quarterly period. There were no changes in fair value of the convertible notes due to a change in the estimated credit risk of the instruments. See Note 12 for the Company’s fair value assumptions. The principal of $35,000,000 and interest of $3,289,000 were retired through the issuance of 63,859,000 shares of the Company’s common stock and payment of $1,425,000 in cash in respect of holder conversions and installment payments during 2011.

Senior Unsecured Notes – In July 2012, as part of the Company’s acquisition of an additional 33% ownership interest in New PE Holdco, the Company issued senior unsecured promissory notes due April 13, 2013 in the aggregate principal amount of $10,000,000. Interest on the unpaid principal amount accrued at a rate of 5.00% per annum. On October 1, 2012, the Company fully repaid in cash the senior unsecured notes using proceeds of its public offering, which closed on September 26, 2012.

Interest Expense on Borrowings – Interest expense on all borrowings discussed above was $12,314,000 and $14,813,000 for the years ended December 31, 2012 and 2011, respectively.

Long-term debt due in each of the next four years is as follows (in thousands):

Years Ended December 31,	Amount

2013	$4,029
2014	750
2015	25,711
2016	90,792
Total	$121,282

7.	INCOME TAXES.

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

The Company files a consolidated federal income tax return. This return includes all entities 80% or more owned by the Company as well as the Company’s pro-rata share of taxable income from pass-through entities in which the Company holds an ownership interest. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded no provision for income taxes for the years ended December 31, 2012 and 2011.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2012	2011
Statutory rate	35.0%	35.0%
Change in valuation allowance	125.5	(3,849.0)
Section 382 reduction to loss carryover	(169.4)	3,827.9
State income taxes, net of federal benefit	5.5	3.9
Stock compensation	(1.9)	(16.8)
Non-deductible items	3.6	(1.1)
Other	1.7	0.1
Effective rate	0.0%	0.0%

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$17,818	$30,681
Capital loss carryover	840	8,013
Stock-based compensation	278	417
Derivative instruments mark-to-market	–	201
Other accrued liabilities	156	123
Fixed assets	167	157
Other	207	167
Total deferred tax assets	19,466	39,759

Deferred tax liabilities:
Investment in New PE Holdco	(7,480)	(3,792)
Intangibles	(1,513)	(1,706)
Derivative instruments mark-to-market	(9)	–
Total deferred tax liabilities	(9,002)	(5,498)

Valuation allowance	(11,555)	(35,352)
Net deferred tax liabilities	$(1,091)	$(1,091)

Classified in balance sheet as:
Deferred income tax benefit (current assets)	$–	$–
Deferred income taxes (long-term liability)	(1,091)	(1,091)
	$(1,091)	$(1,091)

A portion of the Company’s net operating loss carryforwards will be subject to provisions of the tax law that limit the use of losses incurred by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations was approximately $399,000,000 at December 31, 2012.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the limitation, a significant portion of these net operating loss carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire, the Company had federal net operating loss carryforwards of approximately $45,424,000 and $16,272,000, and state net operating loss carryforwards of approximately $48,291,000 and $21,492,000, at December 31, 2012 and 2011, respectively.

These net operating loss carryforwards expire at various dates beginning in 2013. The deferred tax asset for the Company’s net operating loss carryforwards at December 31, 2012 does not include $662,000 which relates to the tax benefits associated with warrants and non-statutory options exercised by employees, members of the board and others under the various incentive plans. These tax benefits will be recognized in stockholders’ equity rather than in the statements of operations but not until the period in which these amounts decrease taxes payable.

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

A valuation allowance has been established in the amount of $11,555,000 and $35,352,000 at December 31, 2012 and 2011, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. For the years ended December 31, 2012 and 2011, the Company recorded a decrease in the valuation allowance of $23,797,000 and $123,361,000, respectively, attributable almost exclusively to the expected expiration of net operating loss carryforwards due to limitations caused by ownership changes as previously discussed. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards (exclusive of net operating losses associated with items recorded directly to equity) for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

At December 31, 2012, the Company had no increase or decrease in unrecognized income tax benefits for the year as a result of uncertain tax positions taken in a prior or current period. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2012. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2009 – 2011
Arizona	2009 – 2011
California	2008 – 2011
Colorado	2008 – 2011
Idaho	2009 – 2011
Oregon	2009 – 2011
Wisconsin	2008

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

8.	PREFERRED STOCK.

The Company has 6,734,835 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2012, the Company had the following designated preferred stock:

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2012 and 2011. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

The holders of Series A Preferred Stock would have a liquidation preference over the holders of the Company’s common stock equivalent to the purchase price per share of the Series A Preferred Stock plus any accrued and unpaid dividends on the Series A Preferred Stock. A liquidation would be deemed to occur upon the happening of customary events, including transfer of all or substantially all of the Company’s capital stock or assets or a merger, consolidation, share exchange, reorganization or other transaction or series of related transactions, unless holders of 66 2/3% of the Series A Preferred Stock vote affirmatively in favor of or otherwise consent to such transaction.

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Preferred Stock, with 926,942 outstanding at December 31, 2012 and 2011. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of the Series B Preferred Stock have conversion rights initially equivalent to approximately 0.43 shares of common stock for each share of Series B Preferred Stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis), at a price less than the conversion price then in effect. The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

The holders of Series B Preferred Stock vote together as a single class with the holders of the Company’s common stock on all actions to be taken by the Company’s stockholders. Each share of Series B Preferred Stock entitles the holder to approximately 0.43 votes per share on all matters to be voted on by the stockholders of the Company. Notwithstanding the foregoing, the holders of Series B Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series B Preferred Stock.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded preferred stock dividends of $1,268,000 and $1,265,000 for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2009, 2010 and 2011, the Company accrued but did not pay any preferred stock dividends. For the year ended December 31, 2012, however, the Company did pay its accrued dividends of $1,268,000 in cash.

On August 12, 2012, the Company entered into an agreement with the Series B Preferred Stock holders under which the Company issued approximately 2,360,000 shares of its common stock in payment of $732,000 of the total $7,315,000 of accrued and unpaid dividends in respect of the Series B Preferred Stock. On December 26, 2012, the Company entered into an agreement with the Series B Preferred Stock holders under which the Company issued approximately 2,168,000 shares of its common stock in payment of $732,000 of the total $6,583,000 of accrued and unpaid dividends in respect of the Series B Preferred Stock. On March 27, 2013, the Company entered into an agreement with the Series B Preferred Stock holders under which the Company issued approximately 2,090,000 shares of its common stock in payment of $732,000 of the total $5,851,000 of accrued and unpaid dividends in respect of the Series B Preferred Stock. In addition, the holders of the Series B Preferred Stock agreed to forebear from exercising any rights they may have with respect to accrued unpaid dividends until September 30, 2014. The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $5,851,000 as of December 31, 2012.

9.	COMMON STOCK AND WARRANTS.

September 2012 Public Offering – On September 26, 2012, the Company raised $10,091,000, net of $909,000 of underwriting fees and issuance costs, through a public offering of units consisting of an aggregate of 27,500,000 shares of common stock and warrants immediately exercisable to purchase an aggregate of 27,500,000 shares of common stock at an exercise price of $0.59 per share and which expire in 2015. The Company accounted for the net proceeds of the offering by first allocating the $1,658,000 fair value of the warrants to liabilities and then allocating the remaining amount to equity.

July 2012 Public Offering – On July 3, 2012, the Company raised $10,903,000, net of $1,137,000 of underwriting fees and issuance costs, through a public offering of units consisting of an aggregate of 28,000,000 shares of common stock, warrants immediately exercisable to purchase an aggregate of 28,000,000 shares of common stock at an exercise price of $0.63 per share and which expire in 2017 (“Series I Warrants”) and warrants immediately exercisable to purchase an aggregate of 14,000,000 shares of common stock at an exercise price of $0.53 per share and which expire in 2014 (“Series II Warrants”). The Series I Warrants and the Series II Warrants are subject to “weighted-average” anti-dilution adjustments if the Company issues or is deemed to have issued securities at a price lower than their then applicable exercise prices. Due to subsequent transactions, the exercise price of the Series I Warrants was reduced to $0.50 and the exercise price of the Series II Warrants was reduced to $0.43. The Company accounted for the net proceeds of the offering by first allocating the $3,380,000 fair value of the warrants to liabilities and then allocating the remaining amount to equity. In 2012, certain holders exercised their warrants with respect to 50,000 shares of common stock for $22,000 in cash.

December 2011 Private Placement – On December 13, 2011, the Company raised $7,364,000, net of $642,000 of placement agent fees and issuance costs, through the issuance of an aggregate of 7,625,000 shares of common stock and warrants immediately exercisable to purchase an aggregate of 4,956,250 shares of common stock at an exercise price of $1.50 per share and which expire in 2016 (“2011 Warrants”). The 2011 Warrants are subject to “weighted-average” anti-dilution adjustments if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price. Due to subsequent transactions, the exercise price of the 2011 Warrants was reduced to $0.84.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Note Warrants – On October 6, 2010, as part of the issuance of the Initial Notes, the Company issued warrants that were immediately exercisable and entitled the holders to purchase up to an aggregate of 2,941,178 shares of the Company’s common stock at an exercise price of $5.95 per share and which expire in 2017 (“2010 Warrants”). The 2010 Warrants are subject to “full-ratchet” anti-dilution adjustments such that if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price, the exercise price of the 2010 Warrants will immediately decline to equal the price at which the Company issued or is deemed to have issued its common stock. Due to subsequent transactions, the exercise price of the 2010 Warrants was reduced to $0.12. During 2012 and 2011, certain holders exercised their 2010 Warrants with respect to 252,000 and 2,437,000 shares of common stock on a cashless exercise basis, resulting in 172,000 and 1,522,000 net shares of common stock issued by the Company, respectively.

Warrant Terms – The exercise prices of the warrants described above are subject to adjustment for stock splits, combinations or similar events, and, in such event, the number of shares issuable upon the exercise of the warrants will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. The warrants generally require payments to be made by the Company for failure to deliver the shares of common stock issuable upon exercise. The warrants may not be exercised if, after giving effect to the exercise, the investor together with its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock. The blocker applicable to the exercise of the warrants may be raised or lowered to any other percentage not in excess of 9.99%, except that any increase will only be effective upon 61-days’ prior notice to the Company. If the Company issues options, convertible securities, warrants, stock, or similar securities to holders of its common stock generally, each holder of certain warrants has the right to acquire the same securities as if the holder had exercised its warrants. The warrants prohibit the Company from entering into specified transactions involving a change of control, unless the successor entity assumes all of the Company’s obligations under the warrants under a written agreement before the transaction is completed. When there is a transaction involving a permitted change of control, a holder of a warrant a will have the right to force the Company to repurchase the holder’s warrant for a purchase price in cash equal to the Black Scholes value (as calculated under the individual warrant agreements) of the then unexercised portion of the warrant.

Accounting for Warrants – The Company has determined that the warrants issued in the above transactions did not meet the conditions for classification in stockholders’ equity and as such, the Company has recorded them as a liability at fair value. The Company will revalue them at each reporting period. Further, as noted above, certain of the exercise prices declined as a result of anti-dilution adjustments due to subsequent transactions. Accordingly, the Company recorded fair value adjustments quarterly, with total fair value adjustments of $1,954,000 and $4,451,000 for the years ended December 31, 2012 and 2011, respectively, which is largely attributed to adjustment, if any, to their initial exercise prices, warrant term shortening and reductions in the market value of the Company’s common stock. See Note 12 for the Company’s fair value assumptions.

Registration Rights Agreement – In connection with the December 2011 private placement, the Company entered into a registration rights agreement with all of the investors to file a registration statement on Form S-1 with the Securities and Exchange Commission by December 23, 2011 for the resale by the purchasers of the 7,625,000 shares of common stock and the 4,956,250 shares of common stock issuable upon exercise of the 2011 Warrants. Subject to customary grace periods, the Company is required to keep the registration statement (and the accompanying prospectus) available for use for resale by the investors on a delayed or continuous basis at then-prevailing market prices at all times until the earlier of (i) the date as of which all of the investors may sell all of the shares of common stock required to be covered by the registration statement without restriction under Rule 144 under the Securities Act of 1933, as amended (including volume restrictions) and without the need for current public information required by Rule 144(c)(1), if applicable) or (ii) the date on which the investors have sold all of the shares of common stock covered by the registration statement. The Company must pay registration delay payments of up to 2% of each investor’s initial investment per month if the registration statement ceases to be effective prior to the expiration of deadlines provided for in the registration rights agreement. The initial registration statement became effective by the stated deadline and the Company did not record any liability associated with any registration delay payments under the registration rights agreement.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Warrant Issuances – In March 2008, the Company issued warrants to purchase an aggregate of 439,561 shares of common stock at an exercise price of $49.00 per share, which expire in 2018. In May 2008, the Company issued warrants to purchase an aggregate of 63,189 shares of common stock at an exercise price of $49.00 per share, which expire in 2018. In May 2008, the Company issued warrants to purchase an aggregate of 428,573 shares of common stock at an exercise price of $49.70 per share, which expire in 2013. All of these warrants are currently exercisable by the holders.

Warrant Summary – The following table summarizes warrant activity for the years ended December 31, 2012 and 2011 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2010	3,872	$0.12 – $49.70	$12.20
Warrants issued	4,956	$1.50	$1.50
Warrants exercised	(2,437)	$0.45	$0.45
Balance at December 31, 2011	6,391	$0.12 – $49.70	$7.84
Warrants issued	69,500	$0.43 – $0.59	$0.52
Warrants exercised	(302)	$0.12 – $0.53	$0.19
Balance at December 31, 2012	75,589	$0.12 – $49.70	$1.14

10.	STOCK-BASED COMPENSATION.

The Company has two equity incentive compensation plans: a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

2004 Stock Option Plan – The 2004 Stock Option Plan authorized the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”) to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 357,143 shares of common stock. On September 7, 2006, the Company terminated the 2004 Stock Option Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had 11,429 stock options outstanding under its 2004 Stock Option Plan at December 31, 2012 and 2011.

2006 Stock Incentive Plan – The 2006 Stock Incentive Plan authorizes the issuance of ISOs, NQOs, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 6,214,285 shares of common stock.

Stock Options – On August 1, 2011 and August 25, 2011, the Company granted options to purchase an aggregate of 193,000 and 16,000 shares of the Company’s common stock at exercise prices of $0.86 and $0.35 per share, which were the respective closing prices per share of the Company’s common stock on the dates of grant, with estimated fair values of $0.44 and $0.18, respectively. The options vested as to 33% on April 2, 2012 and vest as to 33% on each of April 1, 2013 and April 1, 2014. The options expire in 10 years from the date of grant. Fair value was determined using the Black-Scholes Option Pricing Model. For the August 1, 2011 grants, the inputs to estimating fair value were: exercise price of $0.86; estimated life of 5.0 years; expected volatility of 56.7%; and risk free interest rate of 2.50%. For the August 25, 2011 grants, the inputs to estimating fair value were: exercise price of $0.35; estimated life of 5.0 years; expected volatility of 56.7% and risk free interest rate of 2.50%. The Company estimates expected volatility using peer companies within its industry.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summaries of the status of Company’s stock option plans as of December 31, 2012 and 2011 and of changes in options outstanding under the Company’s plans during those years are as follows (shares in thousands):

	Years Ended December 31,
	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	220	$3.78	11	$57.82
Issued (Cancelled)	(25)	$0.55	209	$0.82
Outstanding at end of year	195	$4.20	220	$3.78
Options exercisable at end of year	73	$9.83	11	$57.82

Stock options outstanding as of December 31, 2012, were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.86	183	8.59	$0.86	61	$0.86
$57.75-$58.10	11	2.57	$57.82	11	$57.82

The options outstanding at December 31, 2012 and 2011 had intrinsic values of $0 and $50,000, respectively.

Restricted Stock – The Company granted to certain employees and directors shares of restricted stock under its 2006 Stock Incentive Plan pursuant to restricted stock agreements. A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2010	469	$9.66
Issued	264	$0.86
Vested	(251)	$10.56
Canceled	(9)	$9.70
Unvested at December 31, 2011	473	$4.27
Vested	(194)	$5.46
Canceled	(37)	$4.08
Unvested at December 31, 2012	242	$3.36

The fair value of the common stock at vesting aggregated $112,000 and $239,000 for the years ended December 31, 2012 and 2011, respectively. Stock-based compensation expense related to employee and non-employee restricted stock and option grants recognized in income were as follows (in thousands):

	Years Ended December 31,
	2012	2011
Employees	$782	$1,522
Non-employees	24	756
Total stock-based compensation expense	$806	$2,278

At December 31, 2012, the total compensation cost related to unvested awards which had not been recognized was $812,000 and the associated weighted-average period over which the compensation cost attributable to those unvested awards would be recognized was 2.04 years. In January 2013, the Company granted 800,000 shares of restricted stock that vest on the earlier of (i) the date of the Company’s 2013 annual meeting of stockholders, or (ii) July 31, 2013, and had a grant date fair value of $0.36 per share. In January 2013, the Company granted an additional 1,562,500 shares of restricted stock that vest in equal amounts on each of April 1, 2013, 2014 and 2015 and had a grant date fair value of $0.36 per share. In March 2013, the Company granted an additional 1,950,000 shares of restricted common stock that vests in equal amounts on each of April 1, 2013, 2014 and 2015 and had a grant date fair value of $0.38 per share.

11.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2012:

Operating Leases – Future minimum lease payments required by non-cancelable operating leases in effect at December 31, 2012 are as follows (in thousands):

Years Ended December 31,	Amount

2013	$1,127
2014	1,120
2015	1,141
2016	1,103
2017	951
Thereafter	3,590
Total	$9,032

Total rent expense during the years ended December 31, 2012 and 2011 was $2,252,000 and $2,300,000, respectively.

Sales Commitments – At December 31, 2012, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG and syrup. The Company had open ethanol indexed-price contracts for 97,038,000 gallons of ethanol as of December 31, 2012. The Company had open WDG and syrup fixed-price sales contracts valued at $1,194,000 and open indexed-price sales contracts for 31,000 tons of WDG and syrup as of December 31, 2012. These sales contracts will be completed throughout 2013.

Purchase Commitments – At December 31, 2012, the Company had fixed-price purchase contracts to purchase $9,361,000 of ethanol from its suppliers. These purchase commitments will be satisfied throughout 2013.

Contingencies – The following is a description of significant contingencies at December 31, 2012:

Litigation – General – The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions and employee-related matters. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s operating results.

12.  FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, as follows:

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

The Company recorded its warrants issued from 2010 through 2012 and its Convertible Notes at fair value and designated them as Level 3 on their issuance date.

Warrants – Except for the warrants issued September 26, 2012, the warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The warrants issued September 26, 2012, due to no anti-dilution protection features, were valued using the Black-Scholes Valuation Model.

Significant assumptions used and related fair values for the warrants as of December 31, 2012 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
09/26/2012	$0.59	70.2%	0.36%	2.74	53.9%	27,500,000	$1,112,000
07/3/2012	$0.50	76.1%	0.72%	4.51	55.5%	28,000,000	2,756,000
07/3/2012	$0.43	69.3%	0.16%	1.01	55.5%	13,950,000	509,000
12/13/2011	$0.83	74.4%	0.54%	3.95	52.3%	4,956,250	480,000
10/6/2010	$0.12	76.0%	0.72%	4.80	46.4%	252,101	35,000
							$4,892,000

Significant assumptions used and related fair values for the warrants as of December 31, 2011 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
12/13/2011	$1.50	68.0%	0.83%	4.96	52.0%	4,956,250	$1,695,000
10/6/2010	$0.45	68.0%	1.09%	5.90	47.4%	504,202	226,000
							$1,921,000

Convertible Notes – The Convertible Notes were valued using a combination of a Monte Carlo Binomial Lattice-Based valuation methodology for the embedded conversion feature, adjusted for marketability restrictions, combined with a discounted cash flow model for the payment stream of the debt instrument. The Company continued estimating the fair value of the Convertible Notes quarterly until their retirement on November 14, 2011.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$189	$–	$–	$189
Total Assets	$189	$–	$–	$189

Liabilities:
Warrants	$–	$–	$4,892	$4,892
Commodity contracts(2)	167	–	–	167
Total Liabilities	$167	$–	$4,892	$5,059

(1) Included in other current assets in the consolidated balance sheets.

(2) Included in other current liabilities in the consolidated balance sheets.

The following table summarizes fair value measurements by level at December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$244	$–	$–	$244
Total Assets	$244	$–	$–	$244

Liabilities:
Warrants	$–	$–	$1,921	$1,921
Commodity contracts(2)	500	–	–	500
Total Liabilities	$500	$–	$1,921	$2,421

(1) Included in other assets in the consolidated balance sheets.

(2) Included in other liabilities in the consolidated balance sheets.

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs were as follows (in thousands):

	Warrants	Convertible Notes
Balance, December 31, 2010	$5,718	$38,108
Retirement of Convertible Notes	–	(35,000)
Issuance of 2011 Warrants	1,809	–
Exercises of warrants	(1,155)	–
Adjustments to fair value for the period	(4,451)	(3,108)
Balance, December 31, 2011	$1,921	$–
Issuance of July offering warrants	$3,380	$–
Issuance of September offering warrants	1,658	–
Exercises of warrants	(113)	–
Adjustments to fair value for the period	(1,954)	–
Balance, December 31, 2012	$4,892	$–

13.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $5,852,000 and $7,315,000 as of December 31, 2012 and 2011, respectively. As further discussed in Note 8 and Note 14, the Company issued common stock in payment of certain accrued and unpaid dividends.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of December 31, 2012 and 2011. On March 7, 2012, the Company entered into an amendment to the note, extending the maturity date to March 31, 2013. On February 7, 2013, the maturity date was further extended to March 31, 2014.

14. SUBSEQUENT EVENTS.

January 2013 Financing Transaction – On January 11, 2013, under the terms of a Securities Purchase Agreement (the “Purchase Agreement”) dated December 19, 2012 among the Company and five accredited investors, the Company issued and sold to the investors in a private offering $22,192,491 in aggregate principal amount of its senior unsecured notes (the “January 2013 Notes”) and warrants (the “January 2013 Warrants”) to purchase an aggregate of 25,630,286 shares of the Company’s common stock (the “January 2013 Financing Transaction”) for aggregate gross proceeds of $22,192,491. The January 2013 Warrants have an exercise price of $0.52 per share and expire in January 2018.

January 2013 Notes

The January 2013 Notes mature on March 30, 2016 and bear interest at the rate of 5% per annum, subject to adjustment. If the aggregate outstanding principal balance of the January 2013 Notes is not less than $10,769,298 by January 15, 2014, the interest rate will increase commencing on January 15, 2014 by 1% per annum on each of January 15, April 15, July 15 and October 15 until the aggregate outstanding principal balance of the January 2013 Notes is less than $10,769,298.

If at any time the Company receives net cash proceeds from an issuance of equity or equity-linked securities of the Company, certain sales of assets or as a result of incurring certain indebtedness, then the Company will be obligated to prepay the January 2013 Notes using 100% of all such net cash proceeds, provided that proceeds received in connection with an equity-linked issuance must be used to either prepay the January 2013 Notes or purchase certain outstanding debt issued by the Plant Owners.

Interest on the January 2013 Notes is payable in cash in arrears on the fifteenth calendar day of each month beginning on March 15, 2013 (each, an “Interest Payment Date”). Subject to the satisfaction of certain equity conditions, at the option of the Company, the Company may elect to pay interest due and payable in shares of common stock, provided that the interest rate applicable to any outstanding amounts the Company pays in shares shall increase by 2% per annum from the then applicable interest rate for the period for which such interest is paid. The number of shares to be issued on any particular Interest Payment Date shall equal to the quotient of (x) the amount of interest payable (assuming payment in shares) on such Interest Payment Date, divided by (y) the product of (i) the weighted average price of the Company’s common stock for the thirty trading days immediately preceding (but excluding) the Interest Payment Date, and (ii) 0.95.

Restrictive Covenants

The January 2013 Notes prohibit the Company from engaging in various activities, including (i) payments due under the January 2013 Notes rank senior to all other indebtedness of the Company and its subsidiaries, other than certain permitted senior indebtedness; (ii) the Company and its subsidiaries will not incur other indebtedness, except for certain permitted indebtedness; (iii) the Company and its subsidiaries will not incur any liens, except for certain permitted liens; (iv) the Company and its subsidiaries will not, directly or indirectly, redeem or repay all or any portion of any indebtedness (except for certain permitted indebtedness) if at the time such payment is due or is made or, after giving effect to such payment, an event constituting, or that with the passage of time and without being cured would constitute, an event of default has occurred and is continuing; (v)the Company and its subsidiaries will not redeem, repurchase or pay any dividend or distribution on its respective capital stock without the prior consent of the holders of the January 2013 Notes, other than certain permitted distributions; and (vi) the Company and its subsidiaries will not sell, lease, assign, transfer or otherwise dispose of any assets of the Company or any subsidiary, except for certain permitted dispositions (including the sales of inventory or receivables in the ordinary course of business).

Acquisition of Plant Debt – On January 11, 2013, the Company used $21,538,596 of the gross proceeds of the January 2013 Financing Transaction to purchase from certain of the Investors an aggregate principal amount of $21,538,596 of the Plant Owners’ tranche A-2 term loans (the “Purchased Debt”).

Extension of Maturity of Plant Debt – On January 11, 2013, immediately prior to the closing of the January 2013 Financing Transaction, the maturity date of the Purchased Debt was extended from June 30, 2013 to June 30, 2016. On January 11, 2013, immediately prior to the closing of the January 2013 Financing Transaction, the maturity date of the Company’s new $10,000,000 revolving line of credit secured on October 29, 2012 was extended from June 25, 2013 to June 25, 2015.

Acquisition of New PE Holdco Membership Interests – On January 11, 2013, the Company purchased 13% of New PE Holdco for an aggregate purchase price of $1,308,030 using $653,895 of the gross proceeds of the January 2013 Financing Transaction and $654,135 of the Company’s cash on hand. The Company also acquired an additional 3% of New PE Holdco in March 2013 as discussed below. As of the filing of this report, the Company owns approximately 83% of the outstanding membership interests of New PE Holdco. For the years ended December 31, 2012 and 2011, had the Company held an 83% ownership interest in New PE Holdco, the Company’s reported results would have had the following pro forma impact: net loss available to common stockholders would have been $36,526,000 and $3,774,000, respectively, and loss per share would have been $0.34 and $0.11, respectively

March 2013 Financing Transaction

On March 28, 2013, the Company issued $6,000,000 in subordinated convertible notes and 27,600,000 two year warrants with an exercise price of $0.52 per share. The net proceeds of the offering were used to (i) purchase $2,600,000 of Plant Owners’ debt maturing in June 2013, the maturity of which was also extended at the time from June 2013 to June 2016; (ii) acquire a 3% ownership interest in New PE Holdco; and (iii) purchase and immediately retire $3,500,000 of the Plant Owners’ term debt.

Increase in Availability under Plant Owners’ New Revolving Credit Facility – On March 28, 2013, the lenders under the Plant Owners’ new revolving credit facility approved $5,000,000 in additional availability for a maximum total credit limit of $15,000,000 under the facility. As of March 28, 2013, the Plant Owners had $5,000,000 in unused availability under the new credit facility.

Grants of stock –In January 2013, the Company granted 800,000 shares of restricted stock that vest on the earlier of (i) the date of the Company’s 2013 annual meeting of stockholders, or (ii) July 31, 2013, and had a grant date fair value of $0.36 per share. In January 2013, the Company granted an additional 1,562,500 shares of restricted stock that vest in equal amounts on each of April 1, 2013, 2014 and 2015 and had a grant date fair value of $0.36 per share. In March 2013, the Company granted an additional 1,950,000 shares of restricted common stock that vest in equal installments on each of April 1, 2013, 2014 and 2015 and had a grant date fair value of $0.38 per share.

Warrant exercises – During February 2013, certain holders exercised warrants and received 4,016,000 shares of the Company’s common stock upon payment of an aggregate of $2,060,000 in cash. The Company paid approximately $755,800 in cash to the warrant holders as an inducement for such exercises.

Payment of Preferred Stock Dividends – On March 27, 2013, the Company entered into an agreement with the holders of its Series B Preferred Stock under which the Company issued approximately 2,090,000 shares of its common stock in payment of $732,000 of the total $5,851,000 of accrued and unpaid dividends in respect of the Series B Preferred Stock. In addition, the holders of the Series B Preferred Stock agreed to further forebear from exercising any rights they may have with respect to accrued and unpaid dividends until September 30, 2014.

Note Payable to Related Party – On February 7, 2013, the Company entered into an amendment to the note payable to its Chief Executive Officer totaling $750,000, extending the maturity date to March 31, 2014.

Employment agreement – On January 6, 2013, the Company entered into an Executive Employment Agreement with Michael D. Kandris that provides for at-will employment as the Company’s Chief Operating Officer. Mr. Kandris shall initially receive a base salary of $246,000 per year, subject to annual review and increase in the sole discretion of the Company’s board of directors. Mr. Kandris is also eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Company’s board of directors.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Call Option Agreement dated June 29, 2010 between the Registrant, New PE Holdco LLC and certain Members	8-K	000-21467	10.1	07/06/2010
2.2	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated September 28, 2010 between the Registrant and CS Candlewood Special Situations Fund, L.P.	8-K	000-21467	10.5	09/28/2010
2.3	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated November 29, 2011 between the Registrant and Pacific Ethanol Equity Holdings LLC	8-K	000-21467	10.1	12/02/2011
2.4	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 8, 2011 between the Registrant and Candlewood Special Situations Fund, L.P.	S-1	333-178685	2.8	12/22/2011
2.5	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Wexford Spectrum Investors LLC	S-1	333-178685	2.9	12/22/2011
2.6	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Wexford Catalyst Investors LLC	S-1	333-178685	2.10	12/22/2011
2.7	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Debello Investors LLC	S-1	333-178685	2.11	12/22/2011
2.8	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated as of June 21, 2012	8-K	000-21467	10.1	06/27/2012
2.9	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 19, 2012	8-K	000-21467	10.5	12/19/2012
2.10	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated January 11, 2013 between the Registrant and Credit Suisse Loan Funding LLC	8-K	000-21467	10.5	12/19/2012
3.1	Certificate of Incorporation	8-K	000-21467	3.1	03/29/2005
3.2	Certificate of Amendment to Certificate of Incorporation	10-Q	000-21467	3.4	08/16/2010

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.3	Certificate of Amendment to Certificate of Incorporation	8-K	000-21467	3.1	06/07/2011
3.4	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-KSB	000-21467	3.2	04/14/2006
3.5	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.2	03/27/2008
3.6	Bylaws of the Registrant	8-K	000-21467	3.2	03/29/2005
10.1	2004 Stock Option Plan#	S-8	333-123538	4.1	03/24/2005
10.2	Amended 1995 Incentive Stock Plan#	10-KSB	000-21467	10.7	03/31/2003
10.3	First Amendment to 2004 Stock Option Plan#	8-K	000-21467	10.3	02/01/2006
10.4	2006 Stock Incentive Plan, as amended#	S-8	333-185884	4.1	01/04/2013
10.5	Form of Employee Restricted Stock Agreement#	8-K	000-21467	10.2	10/10/2006
10.6	Form of Non-Employee Director Restricted Stock Agreement#	8-K	000-21467	10.3	10/10/2006
10.7	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Neil M. Koehler#	8-K	000-21467	10.3	12/17/2007
10.8	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Christopher W. Wright#	8-K	000-21467	10.5	12/17/2007
10.9	Amended and Restated Executive Employment Agreement dated November 25, 2009 between the Registrant and Bryon T. McGregor#	8-K	000-21467	10.1	11/27/2009
10.10	Executive Employment Agreement dated January 6, 2013 between the Registrant and Michael D. Kandris#	8-K	000-21467	10.1	01/10/2013
10.11	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010
10.12	Promissory Note dated March 30, 2009 by the Registrant in favor of Neil M. Koehler	8-K	000-21467	10.6	04/02/2009

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.13	First Amendment to Promissory Note dated March 29, 2010 by and between the Registrant and Neil M. Koehler	S-1	333-186551	10.49	02/08/2013
10.14	Second Amendment to Promissory Note dated November 5, 2010 by and between the Registrant and Neil M. Koehler	S-1	333-186551	10.50	02/08/2013
10.15	Third Amendment to Promissory Note dated March 7, 2012 by and between the Registrant and Neil M. Koehler	S-1	333-186551	10.51	02/08/2013
10.16	Fourth Amendment to Promissory Note dated February 7, 2013 by and between the Registrant and Neil M. Koehler	S-1	333-186551	10.52	02/08/2013
10.17	Amended and Restated Ethanol Purchase and Sale Agreement dated August 9, 2006 between Kinergy Marketing, LLC and Front Range Energy, LLC	8-K	000-21467	10.1	08/15/2006
10.18	Amendment to Amended and Restated Ethanol Purchase and Sale Agreement dated October 17, 2006 between Kinergy Marketing, LLC and Front Range Energy, LLC	8-K	000-21467	10.7	10/23/2006
10.19	Warrant dated March 27, 2008 issued by the Registrant to Lyles United, LLC	8-K	000-21467	10.3	03/27/2008
10.20	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008
10.21	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008
10.22	Form of Warrant dated May 22, 2008 issued by the Registrant	8-K	000-21467	10.2	05/23/2008
10.23	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008
10.24	Form of Warrant dated May 23, 2008 issued by the Registrant	8-K	000-21467	10.5	05/23/2008
10.25	Amended and Restated Loan and Security Agreement dated May 4, 2012 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as Lenders, Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	05/08/2012

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.26	Amended and Restated Guarantee dated May 4, 2012 by the Registrant in favor of Wells Fargo Capital Finance, LLC for and on behalf of Lenders	8-K	000-21467	10.2	05/08/2012
10.27	Second Amended and Restated Asset Management Agreement dated June 30, 2011 among the Registrant, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC	8-K	000-21467	10.1	07/06/2011
10.28	Form of Amended and Restated Ethanol Marketing Agreement	8-K	000-21467	10.2	07/06/2011
10.29	Form of Amended and Restated Corn Procurement and Handling Agreement	8-K	000-21467	10.4	07/06/2011
10.30	Form of Amended and Restated Distillers Grains Marketing Agreement	8-K	000-21467	10.5	07/06/2011
10.31	Limited Liability Company Agreement of New PE Holdco LLC	10-K	000-21467	10.34	03/31/2011
10.32	Form of Amendment and Exchange Agreement dated January 7, 2011	8-K	000-21467	10.1	01/07/2011
10.33	Form of Warrants dated January 7, 2011 issued by the Registrant	8-K	000-21467	10.3	01/07/2011
10.34	Securities Purchase Agreement dated December 8, 2011 between the Registrant and the investors identified therein	S-1	333-178685	2.11	12/22/2011
10.35	Registration Rights Agreement dated December 13, 2011 between the Registrant and the investors identified therein	8-K	000-21467	10.3	12/09/2011
10.36	Amendment No. 1 to Registration Rights Agreement dated February 22, 2012 between the Registrant and the investors identified therein	10-K	000-2146	10.43	03/08/2012
10.37	Form of Warrants dated December 13, 2011 issued by the Registrant	8-K/A	000-21467	10.2	12/12/2011
10.38	Form of Series I Warrants and Series II Warrants issued by the Registrant on July 3, 2012	8-K	000-21467	10.1	06/28/2012
10.39	Form of Warrants dated September 26, 2012 issued by the Registrant	8-K	000-21467	10.1	09/21/2012

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.40	Second Amended and Restated Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and Amarillo National Bank	10-Q	000-21467	10.6	11/14/2012
10.41	First Amendment to Second Amended and Restated Credit Agreement dated January 4, 2013 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	S-1	333-186551	10.44	02/08/2013
10.42	Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and Amarillo National Bank	10-Q	000-21467	10.7	11/14/2012
10.43	First Amendment to Credit Agreement dated January 4, 2013, among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and the other parties identified therein	S-1	333-186551	10.46	02/08/2013
10.44	Intercreditor Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC and Wells Fargo Bank, N.A.	10-Q	000-21467	10.8	11/14/2012

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.45	Securities Purchase Agreement dated December 19, 2012 among the Registrant and the investors identified therein	8-K	000-21467	10.1	12/19/2012
10.46	Letter Agreement dated December 26, 2012 by and among the Registrant and the holders of the Registrant’s Series B Cumulative Convertible Preferred Stock	S-1	333-186551	10.48	02/08/2013
10.47	Form of Senior Unsecured Notes issued on January 11, 2013	8-K	000-21467	10.2	01/15/2013
10.48	Form of Warrants issued on January 11, 2013	8-K	000-21467	10.3	12/19/2012
10.49	Registration Rights Agreement dated January 11, 2013 among the Registrant and the investors identified therein	8-K	000-21467	10.4	01/15/2013
21.1	Subsidiaries of the Registrant	S-1	333-186551	21.1	02/08/2013
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document**					X
101.SCH	XBRL Taxonomy Extension Schema**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase **					X
101.LAB	XBRL Taxonomy Extension Label Linkbase**					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**					X

_______________

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.
(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise
(**)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2013.

PACIFIC ETHANOL, INC.

/s/ NEIL M. KOEHLER

Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES
William L. Jones	Chairman of the Board and Director	April 1, 2013

/s/ NEIL M. KOEHLER
Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	April 1, 2013

/s/ BRYON T. MCGREGOR
Bryon T. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013

/s/ MICHAEL D. KANDRIS
Michael D. Kandris	Chief Operating Officer and Director	April 1, 2013

/s/ TERRY L. STONE
Terry L. Stone	Director	April 1, 2013

/s/ JOHN L. PRINCE
John L. Prince	Director	April 1, 2013

/s/ DOUGLAS L. KIETA
Douglas L. Kieta	Director	April 1, 2013

/s/ LARRY D. LAYNE
Larry D. Layne	Director	April 1, 2013

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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