Form 10-Q
period 2013-03-31
Pacific Ethanol, Inc.
filed 2013-05-15
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2013, there were 10,861,482 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
ASSETS	2013	2012
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$4,194	$7,586
Accounts receivable, net (net of allowance for doubtful accounts of $226 and $18, respectively)	32,169	26,051
Inventories	17,536	16,244
Prepaid inventory	9,644	5,422
Other current assets	1,978	2,129
Total current assets	65,521	57,432

Property and equipment, net	147,863	150,409

Other Assets:
Intangible assets, net	3,615	3,734
Other assets	4,425	3,388
Total other assets	8,040	7,122

Total Assets**	$221,424	$214,963

*	Amounts derived from the audited financial statements for the year ended December 31, 2012.
**	Assets of the consolidated variable interest entity that can only be used to settle obligations of that entity were $153,954 and $156,192 as of March 31, 2013 and December 31, 2012, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except par value and shares)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$9,729	$5,104
Accrued liabilities	5,030	3,282
Current portion – long-term debt ($750 due to a related party)	8,496	4,029
Total current liabilities	23,255	12,415

Long-term debt, net of current portion	113,833	117,253
Accrued preferred dividends	5,120	5,852
Warrant liabilities and conversion feature at fair value	9,480	4,892
Other liabilities	1,638	1,644

Total Liabilities**	153,326	142,056

Commitments and Contingencies (Notes 5 and 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of March 31, 2013 and December 31, 2012; liquidation preference of $23,196 as of March 31, 2013	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 10,495,824 and 9,789,408 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	10	10
Additional paid-in capital	594,766	582,861
Accumulated deficit	(536,076)	(530,310)
Total Pacific Ethanol, Inc. Stockholders’ Equity	58,701	52,562
Noncontrolling interest in variable interest entity	9,397	20,345
Total Stockholders’ Equity	68,098	72,907

Total Liabilities and Stockholders’ Equity	$221,424	$214,963

*	Amounts derived from the audited financial statements for the year ended December 31, 2012.
**	Liabilities of the consolidated variable interest entity for which creditors do not have recourse to the general credit of Pacific Ethanol, Inc. were $110,415 and $105,315 as of March 31, 2013 and December 31, 2012, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$225,459	$197,719
Cost of goods sold	224,613	205,196
Gross profit (loss)	846	(7,477)
Selling, general and administrative expenses	4,005	3,378
Loss from operations	(3,159)	(10,855)
Warrant inducements and fair value adjustments	(692)	(33)
Interest expense, net	(3,481)	(2,909)
Gain on extinguishment of debt	817	–
Other expense, net	(87)	(194)
Loss before provision for income taxes	(6,602)	(13,991)
Provision for income taxes	–	–
Consolidated net loss	(6,602)	(13,991)
Net loss attributed to noncontrolling interest in variable interest entity	1,148	9,038
Net loss attributed to Pacific Ethanol, Inc.	$(5,454)	$(4,953)
Preferred stock dividends	$(312)	$(315)
Net loss available to common stockholders	$(5,766)	$(5,268)
Net loss per share, basic and diluted	$(0.57)	$(0.92)
Weighted-average shares outstanding, basic and diluted	10,060	5,748

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Consolidated net loss	$(6,602)	$(13,991)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization of intangibles	2,974	3,134
Interest expense added to Plant Owners’ debt	2,276	–
Gain on extinguishment of debt	(817)	–
Warrant fair value adjustments	(94)	33
Amortization of debt discount	225	–
Amortization of deferred financing fees	108	164
Non-cash compensation	630	296
Loss (gain) on derivatives	5	(135)
Bad debt expense	208	2
Changes in operating assets and liabilities:
Accounts receivable	(6,326)	(984)
Inventories	(1,300)	1,696
Prepaid expenses and other assets	53	1,393
Prepaid inventory	(4,222)	2,040
Accounts payable and accrued expenses	6,428	3,600
Net cash used in operating activities	(6,454)	(2,752)

Investing Activities:
Additions to property and equipment	(309)	(896)
Purchases of New PE Holdco ownership interests	(1,639)	–
Net cash used in investing activities	(1,948)	(896)

Financing Activities:
Proceeds from Senior Notes	22,192	–
Proceeds from Series A Convertible Notes	6,000	–
Proceeds from exercise of warrants	2,064	–
Proceeds from Plant Owners’ borrowings	4,000	6,000
Principal Payments on Plant Owners’ borrowings	(3,500)	–
Principal Payments on Senior Notes	(1,880)	–
Net proceeds from (payments on) Kinergy’s line of credit	847	(5,970)
Parent purchases of Plant Owners’ debt	(23,357)	–
Debt issuance costs	(1,044)	–
Preferred stock dividends paid	(312)	(315)
Net cash provided by (used in) financing activities	5,010	(285)
Net decrease in cash and cash equivalents	(3,392)	(3,933)
Cash and cash equivalents at beginning of period	7,586	8,914
Cash and cash equivalents at end of period	$4,194	$4,981

Supplemental Information:
Interest paid	$737	$2,789
Noncash financing and investing activities:
Reclass of noncontrolling interest in VIE to APIC upon acquisitions of ownership interests in New PE Holdco	$8,161	$–
Discount on senior and convertible debt	$4,940	$–
Reclass of warrant liability to equity upon warrant exercises	$260	$112
Preferred stock dividends paid in common stock	$732	$–

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

The Company is the leading marketer and producer of low-carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), a nutritious animal feed, and syrup. Serving integrated oil companies and gasoline marketers who blend ethanol into gasoline, the Company provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. The Company had an 83% and 67% ownership interest in New PE Holdco, the owner of four ethanol production facilities, as of March 31, 2013 and December 31, 2012, respectively. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies and sells its WDG to dairy operators and animal feed distributors.

The Company manages the production and operation of four ethanol production facilities, namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and their holding company, Pacific Ethanol Holding Co. LLC (“PEHC,” and together with the Pacific Ethanol Plants, the “Plant Owners”). PEHC is a wholly-owned subsidiary of New PE Holdco. These four facilities have an aggregate annual ethanol production capacity of up to 200 million gallons. As of March 31, 2013, three of the facilities were operating and one of the facilities was idled. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Reverse Stock Split – On May 14, 2013, the Company effected a one-for-fifteen reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

Liquidity – During the three months ended March 31, 2013, the Company funded its operations primarily from cash on hand, borrowings under its credit facilities and various capital raising transactions in which it raised gross proceeds of $31,042,000 through the issuances of senior unsecured notes, unsecured subordinated convertible notes and in connection with the exercise of warrants.

As of March 31, 2013, the Plant Owners had up to $103,597,000 in combined term and revolving debt, of which $4,029,000 is due on June 25, 2013, up to $15,000,000 in revolving debt is due on June 25, 2015 and $89,568,000 in combined term and revolving debt is due on June, 30, 2016, of which Pacific Ethanol owns $24,174,000. The Plant Owners do not and may not have sufficient funds to repay the $4,029,000 in debt on or prior to its maturity on June 25, 2013. The Company has entered into agreements to raise capital to repay the debt, but the closing under the agreements requires stockholder approval. If the Company is unable to timely restructure the debt or raise sufficient capital to repay the debt, the Plant Owners will be in default on that debt and in cross-default on the $89,568,000 in revolving and term debt due on June 30, 2016 plus up to an additional $15,000,000 in revolving debt due June 25, 2015, all of which may be accelerated and become immediately due and payable on June 25, 2013. The Plants Owners’ inability to restructure or repay the $4,029,000 of debt due on June 25, 2013 prior to its maturity will likely have a material adverse effect on the Company, and its direct and indirect subsidiaries, including Kinergy and the Plant Owners.

The Company’s current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. In addition, the Plant Owners have credit facilities for use in the operations of the Pacific Ethanol Plants. The Company expects that its future available capital resources will consist primarily of its remaining cash balances, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under the asset management agreement relating to the Company’s operation of the Pacific Ethanol Plants, distributions, if any, in respect of the Company’s ownership interest in New PE Holdco, and the remaining proceeds of any future debt and/or equity financings.

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

Of the accounts receivable balance, approximately $25,385,000 and $20,627,000 at March 31, 2013 and December 31, 2012, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $226,000 and $18,000 as of March 31, 2013 and December 31, 2012, respectively. The Company recorded a bad debt expense of $208,000 and $2,000 for the three months ended March 31, 2013 and 2012, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the consolidation of variable interest entities, fair value of convertible notes and warrants, allowance for doubtful accounts, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Reclassifications of prior year’s data have been made to conform to 2013 classifications. Such classifications had no effect on net income (loss) reported in the consolidated statements of operations.

2.	VARIABLE INTEREST ENTITY.

The Company concluded that at all times since New PE Holdco’s inception, New PE Holdco has been a variable interest entity because the other owners of New PE Holdco, due to the Company’s involvement through its contractual arrangements, have at all times lacked the power to direct the activities that most significantly impacted its economic performance. Some of these activities include efficient management and operation of the Pacific Ethanol Plants, sale of ethanol, the procurement of feedstock, sale of co-products and implementation of risk management strategies. At the time of New PE Holdco’s inception, however, the Company did not have an obligation to absorb losses or receive benefits that could potentially be significant to New PE Holdco and, as a result, it was determined that the Company was not New PE Holdco’s primary beneficiary. Upon the Company’s purchase of its 20% initial ownership interest in New PE Holdco on October 6, 2010, the Company, through its ownership interest, had an obligation to absorb losses and receive benefits that could potentially be significant to New PE Holdco. As a result, the Company then became the primary beneficiary of New PE Holdco and began consolidating the financial results of New PE Holdco.

In January and March 2013, the Company purchased an additional 13% and 3% of the ownership interests in New PE Holdco for $1,308,000 and $331,000 in cash, respectively, bringing its total ownership interest to 83% as of March 31, 2013.

Because the Company has a controlling financial interest in New PE Holdco, it did not record any gain or loss on these purchases, but instead reduced the amount of noncontrolling interest in variable interest entity on the consolidated balance sheets by an aggregate $9,800,000 and recorded the difference of $8,161,000 for the three months ended March 31, 2013, which represents the fair value of these purchases above the price paid by the Company, to additional paid-in capital on the consolidated balance sheets.

Because New PE Holdco’s results are consolidated with the Company’s financial results for financial reporting purposes, the acquisition of additional interests in New PE Holdco did not impact the Company’s reported consolidated net income or loss. However, the portion of New PE Holdco’s net income or loss that is allocated to the Company increased from 34% to 67% during 2012 and from 67% to 83% in 2013, thus changing the net income or loss attributable to Pacific Ethanol after reducing the net income or loss attributable to the noncontrolling interests and the Company’s earnings per share.

The Company recognized approximately $122,225,000 and $105,854,000 in net sales and $4,973,000 and $13,641,000 in net loss attributed to New PE Holdco for the three months ended March 31, 2013 and 2012, respectively. Had the Company held an 83% ownership interest in New PE Holdco, for the three months ended March 31, 2013 and 2012, the Company’s reported net loss available to common stockholders would have been $6,069,000 and $11,987,000, respectively, and loss per share would have been $0.60 and $2.09, respectively.

The carrying values and classification of assets that are collateral for the obligations of New PE Holdco as of March 31, 2013 were as follows (in thousands):

Cash and cash equivalents	$11
Other current assets	7,485
Property and equipment	143,308
Other assets	3,150
Total assets	$153,954

Current liabilities	$6,598
Long-term debt	103,597
Other liabilities	220
Total liabilities	$110,415

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

Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$11,053	$10,230
Work in progress	4,481	3,846
Raw materials	1,212	1,363
Other	790	805
Total	$17,536	$16,244
4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2013 and 2012, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $5,000 and gains of $134,000 as the change in the fair value of these contracts for the three months ended March 31, 2013 and 2012, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2013	2012

Commodity contracts	Cost of goods sold	$(73)	$(102)

		Unrealized Gains
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2013	2012

Commodity contracts	Cost of goods sold	$68	$236

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Kinergy operating line of credit	$20,558	$19,711
Senior unsecured notes	20,313	–
Subordinated convertible notes	6,000	–
Plant Owners’ term debt and accrued interest	57,097	54,821
Plant Owners’ operating lines of credit	46,500	46,000
Note payable to related party	750	750
	151,218	121,282
Less: Parent purchased Plant Owners’ term debt	(24,174)	–
Less: Unamortized discount on senior unsecured notes	(2,432)	–
Less: Unamortized discount on convertible notes	(2,283)	–
	122,329	121,282
Less short-term portion	(8,496)	(4,029)
Long-term debt	$113,833	$117,253

Kinergy Operating Line of Credit – For the three months ended March 31, 2013, Kinergy borrowed a net $847,000 on its working capital line of credit. As of March 31, 2013, Kinergy had an available borrowing base under the credit facility of $7,872,000.

Senior Unsecured Notes – On January 11, 2013, under the terms of a Securities Purchase Agreement dated December 19, 2012 among the Company and five accredited investors, the Company issued and sold to the investors in a private offering $22,192,000 in aggregate principal amount of its senior unsecured notes ( “January 2013 Notes”) and warrants to purchase an aggregate of 1,708,686 shares of the Company’s common stock ( “January 2013 Financing Transaction”) for aggregate gross proceeds of $22,192,000. The warrants have an exercise price of $7.80 per share and expire in January 2018.

The January 2013 Notes mature on March 30, 2016 and bear interest at the rate of 5% per annum, subject to adjustment. If the aggregate outstanding principal balance of the January 2013 Notes is not less than $10,769,000 by January 15, 2014, the interest rate will increase commencing on January 15, 2014 by 1% per annum on each of January 15, April 15, July 15 and October 15 until the aggregate outstanding principal balance of the January 2013 Notes is less than $10,769,000. Payments due under the January 2013 Notes rank senior to all other indebtedness of the Company and its subsidiaries, other than certain permitted senior indebtedness.

Upon closing of the January 2013 Notes, the Company recorded a debt discount of $2,657,000, attributed to the value of the warrants issued in connection with the financing. The debt discount will be amortized over the life of the January 2013 Notes to approximate a yield adjustment. For the three months ended March 31, 2013, the Company recorded $225,000 of discount amortization included in interest expense, net on the consolidated statements of operations.

If at any time the Company receives net cash proceeds from an issuance of equity or equity-linked securities of the Company, certain sales of assets or as a result of incurring certain indebtedness, then the Company will be obligated to prepay the January 2013 Notes using 100% of all such net cash proceeds, provided that proceeds received in connection with an equity-linked issuance must be used to either prepay the January 2013 Notes or purchase certain outstanding debt issued by the Plant Owners. During the three months ended March 31, 2013, the Company made principal payments in the aggregate amount of $1,880,000.

Interest on the January 2013 Notes is payable in cash in arrears on the fifteenth calendar day of each month beginning on March 15, 2013 (each, an “Interest Payment Date”). Subject to the satisfaction of certain equity conditions, at the option of the Company, the Company may elect to pay interest due and payable in shares of common stock, provided that the interest rate applicable to any outstanding amounts the Company pays in shares shall increase by 2% per annum from the then applicable interest rate for the period for which such interest is paid. The number of shares to be issued on any particular Interest Payment Date shall equal to the quotient of (x) the amount of interest payable (assuming payment in shares) on such Interest Payment Date, divided by (y) the product of (i) the weighted average price of the Company’s common stock for the thirty trading days immediately preceding (but excluding) the Interest Payment Date, and (ii) 0.95. As of March 31, 2013, the Company has not made any interest payments in shares of its common stock.

Restrictive Covenants

The January 2013 Notes prohibit the Company from engaging in various activities, including (i) the Company and its subsidiaries will not incur other indebtedness, except for certain permitted indebtedness; (ii) the Company and its subsidiaries will not incur any liens, except for certain permitted liens; (iii) the Company and its subsidiaries will not, directly or indirectly, redeem or repay all or any portion of any indebtedness (except for certain permitted indebtedness) if at the time such payment is due or is made or, after giving effect to such payment, an event constituting, or that with the passage of time and without being cured would constitute, an event of default has occurred and is continuing; (iv) the Company and its subsidiaries will not redeem, repurchase or pay any dividend or distribution on its respective capital stock without the prior consent of the holders of the January 2013 Notes, other than certain permitted distributions; and (v) the Company and its subsidiaries will not sell, lease, assign, transfer or otherwise dispose of any assets of the Company or any subsidiary, except for certain permitted dispositions (including the sales of inventory or receivables in the ordinary course of business).

Registration Rights Agreement

The January 2013 Notes include registration rights which required that the Company file a registration statement with the Securities and Exchange Commission within 30 days of the closing date for the resale by the January 2013 Note holders of up to 2,200,000 shares of common stock underlying the warrants and 491,286 shares of common stock that may be issued as interest shares under the January 2013 Notes. The Company filed the initial registration statement by the 30 day deadline. As part of the Company’s issuance of subordinated convertible notes in March 2013, the initial registration statement was withdrawn with the permission of the January 2013 Note holders. The Company is obligated to file another registration statement with the Securities and Exchange Commission covering the warrant shares and interest shares by no later than June 30, 2013.

Subordinated Convertible Notes – On March 28, 2013, the Company issued $6,000,000 in aggregate principal amount of its Series A Subordinated Convertible Notes (“Series A Notes”), and warrants to purchase an aggregate of 1,839,600 shares of common stock for aggregate gross proceeds of $6,000,000. The warrants have an exercise price of $7.80 per share. Of the warrants issued in the transaction, warrants to purchase 788,400 shares of common stock expire in March 2015 and warrants to purchase 1,051,200 shares of common stock expire two years after the closing of the issuance of an $8,000,000 tranche of Series B Subordinated Convertible Notes, which is anticipated to close, subject to stockholder approval, in June 2013. The net proceeds of the offering were used to (i) purchase $2,636,000 of Plant Owners’ debt maturing in June 2013, the maturity of which was also extended at the time from June 2013 to June 2016; (ii) acquire a 3% ownership interest in New PE Holdco; and (iii) purchase and immediately retire $3,500,000 of the Plant Owners’ term debt.

Unless converted or redeemed earlier, the Series A Notes will mature on March 28, 2014. The Series A Notes bear interest at 5% per annum, compounded monthly. All amounts due under the Series A Notes are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a conversion price ( “Fixed Conversion Price”), which is subject to adjustment as described below.

The Series A Notes are initially convertible into shares of the Company’s common stock at the initial Fixed Conversion Price of $15.00 per share. If the Company sells or issues any securities with “floating” conversion prices based on the market price of its common stock, the holder of a Series A Note will have the right thereafter to substitute the “floating” conversion price for the Fixed Conversion Price upon conversion of all or part of the Series A Note.

Amortization payments, together with accrued and unpaid interest on the Series A Notes, will be payable on monthly installment dates. On or prior to the tenth calendar day before each installment date, the Company is required to deliver a notice electing to effect a redemption in cash or a conversion of the installment amount due on the installment date into shares of its common stock. The Company’s ability to pay an installment amount in shares of its common stock is subject to numerous equity conditions, the failure of any of which, unless waived, will require that the Company pay an installment amount solely in cash. On the applicable installment date, the Company is required to deliver to the holders of Series A Notes an amount of shares of common stock equal to that portion of the installment amount being converted divided by the lesser of the then existing Fixed Conversion Price and 85% of the Market Price on the installment date ( “Company Conversion Price”). The “Market Price” on any given date is equal to the lesser of (i) the volume weighted average price on the trading day immediately preceding the date of determination, and (ii) the average of the three lowest volume weighted average prices during the ten trading day period ending on the trading day immediately prior to the date of determination.

The holder of a Series A Note may, at the holder’s election by giving notice to the Company, defer the payment of the installment amount due on any installment date to another installment date, in which case the amount deferred will become part of the subsequent installment date and will continue to accrue interest.

On any day during the period commencing on an installment date and ending on the trading day prior to the next installment date, the holder of a Series A Note may, at its election, convert the installment amounts due on up to four future installment dates at the Company Conversion Price in effect on the current installment date, provided that if the Company had elected to convert the installment amount due on the current installment date, the holder may only convert up to three future installment amounts. Upon the occurrence of certain events of default, there will be no limitation on the number of installment amounts that the holder may accelerate and the Company Conversion Price applicable to conversions made pursuant to this acceleration feature will equal the lesser of (i) the Company Conversion Price on the current installment date, (ii) 85% of the Market Price, and (iii) the Fixed Conversion Price then in effect. At March 31, 2013, based on the Company’s most recent conversion price of $3.60, the Series A Notes were convertible into 1,688,300 shares of the Company’s common stock.

The Company has determined that the conversion feature in the Series A Notes and the related warrants require bifurcation and liability classification and measurement, at fair value, and require evaluation at each reporting period. The initial fair values of the conversion feature of $1,400,800 and the warrants of $882,500 are accounted for as a debt discount and will be amortized into interest expense as a yield adjustment over the term of the Series A Notes.

From April 1, 2013 through May 14, 2013, the Company made two installment payments and received various holder conversion notices. In the aggregate, the Company issued 386,000 shares of its common stock in payment of principal and interest in an aggregate amount of $1,447,000 in respect of the Series A Notes.

Plant Owners’ Term Debt and Operating Lines of Credit – The Plant Owners’ debt, prior to any of the amendments discussed below, consisted of a $25,000,000 tranche A-1 term loan, a $26,279,000 tranche A-2 term loan and a $35,000,000 revolving credit facility. Except as noted below, the term and revolving debt require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. At March 31, 2013, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the borrower, until maturity, when all principal amounts are due.

From July 13, 2012 through March 31, 2013, the Plant Owners entered into transactions which amended the term and revolving debt and extended the maturity dates in respect of $48,372,000 of the combined term loans and $38,878,000 of the $40,000,000 in revolving debt from June 25, 2013 to June 30, 2016, of which Pacific Ethanol owns $24,174,000.

Further, monthly interest payments due to certain lenders on both the amended term and revolving debt, at the option of the Plant Owners, may, through June 30, 2013, be deferred and added to the principal amount of the loans maturing on the extended maturity date of June 30, 2016. As of March 31, 2013, the extended principal balances include $5,818,000 of accrued interest that was deferred by the Plant Owners. The amendments also provide the Plant Owners with the ability to repay amounts owed to the lenders who have not extended their loans without penalty while keeping the extended loans in place.

Acquisitions of Plant Debt – On January 11, 2013, the Company used $21,500,000 of the gross proceeds of the January 2013 Financing Transaction to purchase from certain lenders an aggregate amount of $21,500,000 of the Plant Owners’ tranche A-2 term loans. The Company reviewed the acquisition of the plant debt as a modification of terms as the lenders who held the acquired plant debt were the same parties as those lenders under the January 2013 Notes. Based on the Company’s review of the present value of cash flows of the January 2013 Notes compared to the older plant debt, which resulted in a less than 10% change, the modification was not significant and the Company did not record a gain or loss associated with the modification. The Company did however, record as expenses as incurred certain legal costs associated with the debt modification of approximately $408,000, rather than amortizing those expenses over the life of the debt. Because the plant debt acquired is now held by Pacific Ethanol, this specific debt is eliminated in consolidation.

On March 28, 2013, the Company used proceeds from the issuance of its Series A Notes and warrants to purchase $3,500,000 of revolving credit facility debt, at par, from a lender. In accordance with the terms of the amended credit facility, the Company was obligated to immediately forgive the purchased amount of revolving credit facility debt and has permanently reduced the maximum commitment on this facility to $36,500,000.

On March 28, 2013, the Company also used proceeds from the issuance of its Series A Notes and warrants to purchase $2,636,000 of tranche A-2 term loans and an additional 3% ownership interest in New PE Holdco for a combined purchase price of $2,150,000. The Company first allocated $331,000 of this payment to the New PE Holdco ownership interest and the remainder was allocated to the tranche A-2 term debt. The $817,000 difference between the amount the Company allocated to the term loans and the face amount of $2,636,000 was recorded as a gain on debt extinguishment.

New Operating Line of Credit

On October 29, 2012, the Plant Owners entered into a new revolving credit facility that provides for up to an additional $10,000,000. The Plant Owners may request increases in the amount of the facility in increments of not less than $1,000,000, up to a maximum additional credit limit of $5,000,000. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay in whole or in part the revolving loans and tranche A-1 loans (and the tranche A-2 loans following the payment in full of the revolving loans and tranche A-1 loans). However, in the event of any prepayment of the tranche A-1 loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments that would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The credit agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium. On January 4, 2013, the Plant Owners entered into an amendment to the new revolving credit facility and extended the maturity date of the facility from June 25, 2013 to June 25, 2015. On March 28, 2013, the lenders approved $5,000,000 in additional availability for a maximum total credit limit of $15,000,000 under the facility. As of March 31, 2013, the Plant Owners had unused availability under the new revolving credit facility of $5,000,000.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Debt due June 2013

The Company is in discussions with the holder of the remaining $4,029,000 of combined term and revolving debt due June 25, 2013. The Company believes that it will be able to successfully extend, restructure or repay the loans prior to the June 25, 2013 maturity date. However, the Company cannot provide any assurance that it will be able to do so, or what the terms of any such arrangement might be.

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

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of March 31, 2013 and December 31, 2012. On February 7, 2013, the maturity date was extended to March 31, 2014.

6.	COMMON STOCK AND WARRANTS.

Grants of stock – In January 2013, the Company granted 63,333 shares of restricted stock to members of the Company’s Board of Directors, with the exception of its Chief Executive Officer, that vest on the earlier of (i) the date of the Company’s 2013 annual meeting of stockholders, or (ii) July 31, 2013, and had a grant date fair value of $5.25 per share. In January 2013, the Company granted an additional 94,167 shares of restricted stock to the Company’s non-executive employees that vest in equal amounts on each of April 1, 2013, 2014 and 2015 and had a grant date fair value of $5.25 per share. In March 2013, the Company granted an additional 113,333 shares of restricted common stock to its executive employees that vest in equal installments on each of April 1, 2013, 2014 and 2015 and had a grant date fair value of $5.70 per share.

Warrant issuances – In connection with the January 2013 Financing Transaction, the Company issued warrants to purchase an aggregate of 1,708,686 shares of the Company’s common stock. The warrants have an exercise price of $7.80 per share and expire in January 2018.

In connection with the Company’s issuance of its Series A Notes, the Company issued warrants to purchase up to 788,400 shares of common stock at an exercise price of $7.80 per share that expire in March 2015.

The Company has determined that the warrants issued in the above transactions did not meet the conditions for classification in stockholders’ equity and as such, the Company has recorded them as a liability at fair value. The Company will revalue them at each reporting period.

Warrant exercises – During February 2013, certain holders exercised warrants and received 267,733 shares of the Company’s common stock upon payment of an aggregate of $2,064,000 in cash. The Company paid $785,800 in cash to the warrant holders as an inducement for such exercises and recorded an expense of approximately $785,800. In March 2013, a holder exercised warrants on a cashless basis and received 11,356 shares of the Company’s common stock.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2013, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG and syrup. The Company had open ethanol indexed-price contracts for 95,109,000 gallons of ethanol as of March 31, 2013. The Company had open WDG and syrup fixed-price sales contracts valued at $552,000 and open indexed-price sales contracts for 27,000 tons of WDG and syrup as of March 31, 2013. These sales contracts will be completed throughout 2013.

Purchase Commitments – At March 31, 2013, the Company had fixed-price purchase contracts with its suppliers to purchase $12,143,000 of ethanol and indexed-price contracts to purchase 113,000 gallons of ethanol. These contracts will be satisfied throughout the remainder of 2013.

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

The Company recorded its warrants issued from 2010 through 2013 at fair value and designated them as Level 3 on their issuance dates.

Warrants – Except for the warrants issued September 26, 2012, the warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The warrants issued September 26, 2012, did not contain any anti-dilution protection features. As a result, the warrants were valued using the Black-Scholes Valuation Model. Of the various inputs used, the volatility and the current price of the Company’s common stock most significantly impact the fair value adjustments of the warrants. As the Company’s common stock increases or decreases, the valuation of the warrants will increase or decrease, respectively. As the estimated volatility of the Company’s common stock increases or decreases, the valuation of the warrants will increase or decrease, respectively. These changes may result in significantly higher or lower fair value measurements from period to period.

Significant assumptions used and related fair values for the warrants as of March 31, 2013 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
03/28/2013	$7.80	71.1%	0.24%	2.00	38.2%	788,000	$882,000
01/11/2013	$7.80	72.5%	0.77%	4.79	54.4%	1,709,000	2,728,000
09/26/2012	$8.85	84.2%	0.31%	2.49	75.9%	1,771,000	776,000
07/3/2012	$7.50	71.1%	0.57%	4.26	51.8%	1,812,000	2,880,000
07/3/2012	$6.45	63.7%	0.14%	0.76	57.6%	804,000	335,000
12/13/2011	$11.25	68.1%	0.57%	3.71	47.1%	306,000	478,000
							$8,079,000

Significant assumptions used and related fair values for the warrants as of December 31, 2012 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
09/26/2012	$8.85	70.2%	0.36%	2.74	53.9%	1,833,000	$1,112,000
07/3/2012	$7.50	76.1%	0.72%	4.51	55.5%	1,867,000	2,756,000
07/3/2012	$6.45	69.3%	0.16%	1.01	55.5%	930,000	509,000
12/13/2011	$12.45	74.4%	0.54%	3.95	52.3%	330,000	480,000
10/6/2010	$1.80	76.0%	0.72%	4.80	46.4%	17,000	35,000
							$4,892,000

Convertible Notes – The conversion feature imbedded in the convertible notes was valued using a combination of a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. Significant assumptions used and related fair value for the conversion feature as of March 31, 2013 were as follows:

Original Issuance	Conversion Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Fair Value
3/28/13	$15.00	62.2%	0.14%	1.0	24.5%	$1,400,800

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at March 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$205	$–	$–	$205
Total Assets	$205	$–	$–	$205

Liabilities:
Warrants(2)	$–	$–	$8,079	$8,079
Conversion feature(2)	–	–	1,401	1,401
Commodity contracts(3)	115	–	–	115
Total Liabilities	$115	$–	$9,480	$9,595

(1) Included in other current assets in the consolidated balance sheets.

(2) Included in warrant liabilities and conversion feature at fair value in the consolidated balance sheets.

(3) Included in accrued liabilities in the consolidated balance sheets.

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

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs were as follows (in thousands):

	Warrants	Conversion Feature
Balance, December 31, 2012	$4,892	$–
Issuance of warrants in January offering	2,657	–
Issuance of notes and warrants in March offering	883	1,401
Exercises of warrants	(260)	–
Adjustments to fair value for the period	(93)	–
Balance, March 31, 2013	$8,079	$1,401
9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2013
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(5,454)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Loss available to common stockholders	$(5,766)	10,060	$(0.57)

	Three Months Ended March 31, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(4,953)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Loss available to common stockholders	$(5,268)	5,748	$(0.92)

There were an aggregate of 427,000 and 214,000 potentially dilutive weighted-average shares from convertible securities outstanding as of March 31, 2013 and 2012, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2013 and 2012, as their effect would have been anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $5,120,000 and $5,852,000 as of March 31, 2013 and December 31, 2012, respectively. On March 27, 2013, the Company entered into an agreement with the holders of its Series B Preferred Stock under which the Company issued approximately 139,000 shares of its common stock in payment of $732,000 of the total $5,852,000 of accrued and unpaid dividends in respect of the Series B Preferred Stock. In addition, the holders of the Series B Preferred Stock agreed to forebear from exercising any rights they may have with respect to accrued unpaid dividends until September 30, 2014.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of March 31, 2013 and December 31, 2012. On February 7, 2013, the maturity date was extended to March 31, 2014.

11.	SUBSEQUENT EVENTS.

Grant of stock – In April 2013, the Company granted 16,667 shares of restricted common stock that vest in equal installments on each of April 1, 2014 and 2015 and had a grant date fair value of $4.65 per share.

Reverse Stock Split – On May 14, 2013, the Company effected a one-for-fifteen reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

Payments on Series A Notes – From April 1, 2013 through May 14, 2013, the Company made two installment payments and received various holder conversion notices. In the aggregate, the Company issued 386,000 shares of its common stock in payment of principal and interest in an aggregate amount of $1,447,000 in respect of the Series A Notes.

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

Any of the factors described immediately above, or referenced from time to time in our filings with the Securities and Exchange Commission or in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We are the leading marketer and producer of low-carbon renewable fuels in the Western United States.

We market all the ethanol produced by the Pacific Ethanol Plants, all the ethanol produced by two other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market ethanol co-products for the Pacific Ethanol Plants, including WDG.

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

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; consolidation of variable interest entity; warrants and convertible notes carried at fair value; impairment of long-lived and intangible assets; and allowance for doubtful accounts. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage Variance
	2013	2012
Production gallons sold (in millions)	35.3	35.3	–%
Third party gallons sold (in millions)	65.4	79.5	(17.7)%
Total gallons sold (in millions)	100.7	114.8	(12.3)%

Average sales price per gallon	$2.60	$2.34	11.1%

Corn cost per bushel—CBOT equivalent (1)	$7.16	$6.47	10.7%
Co-product revenues as % of delivered cost of corn	28.1%	24.5%	14.7%

Average CBOT ethanol price per gallon	$2.41	$2.22	8.6%
Average CBOT corn price per bushel	$7.16	$6.41	11.7%

(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2013	2012	Dollars	Percent

Net sales	$225,459	$197,719	$27,740	14.0%
Cost of goods sold	224,613	205,196	19,417	9.5%
Gross profit (loss)	$846	$(7,477)	$8,323	NM
Percentage of net sales	0.0%	(3.8)%

Net Sales

The increase in our net sales for the three months ended March 31, 2013 as compared to the same period in 2012 was due to an increase in our average sales price per gallon sold, partially offset by a decrease in total gallons sold.

Our average sales price per gallon increased 11.1% to $2.60 for the three months ended March 31, 2013 from an average sales price per gallon of $2.34 for the same period in 2012. The average CBOT price per gallon increased 8.6% to $2.41 for the three months ended March 31, 2013 from an average CBOT price per gallon of $2.22 for the same period in 2012.

Total volume of ethanol gallons sold decreased by 14.1 million gallons, or 12.3%, to 100.7 million gallons for the three months ended March 31, 2013 as compared to 114.8 million gallons for the same period in 2012. The decrease in total gallons sold is due to a decrease in third party gallons sold. The decrease in third party sales volume is primarily due to fewer gallons sold through third-party ethanol marketing arrangements as other producers adjusted production levels, due to the unfavorable margin environment in the early part of the quarter.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin increased to flat for the three months ended March 31, 2013 from negative 3.8% for the same period in 2012 primarily due to improved crush and commodity margins. Crush and commodity margins reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2013	2012	Dollars	Percent
Selling, general and administrative expenses	$4,005	$3,378	$627	18.6%
Percentage of net sales	1.8%	1.7%

Our SG&A increased in both absolute dollars and as a percentage of net sales for the three months ended March 31, 2013. The $0.6 million increase in SG&A for the three months ended March 31, 2013 as compared to the same period in 2012 is primarily due to the following factors:

•	an increase in professional fees of $0.5 million due to non-capitalized expenses associated with the issuance of our senior unsecured notes in January 2013; and
•	an increase in noncash compensation expenses of $0.3 million due to increased grants of restricted stock awards to our employees and members of our board of directors during the quarter.

Warrant Inducements and Fair Value Adjustments

The following table presents our warrant inducements and fair value adjustments in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2013	2012	Dollars	Percent
Warrant inducements and fair value adjustments	$(692)	$(33)	$(659)	NM
Percentage of net sales	(0.3)%	(0.0)%

We have issued warrants in various financing transactions since 2010. These warrants were recorded at fair value. We adjusted the warrants’ fair values and recorded aggregate adjustments reflecting a $0.1 million gain and a $0.1 million loss for the three months ended March 31, 2013 and 2012, respectively, due to minor changes in our stock price as compared to the beginning of those periods. In addition, in the three months ended March 31, 2013, we paid $0.8 million in cash to holders of certain warrants to induce them to exercise their warrants. The warrants had higher exercise prices than our stock price at the time. We recorded the $0.8 million payment as an additional expense.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2013	2012	Dollars	Percent
Interest expense, net	$3,481	$2,909	$572	19.7%
Percentage of net sales	1.5%	1.5%

Interest expense, net increased $0.6 million to $3.5 million for the three months ended March 31, 2013 from $2.9 million for the same period in 2012. The $0.6 million increase in interest expense, net is primarily due to increased average debt balances, in part resulting from the issuance of our senior unsecured notes in January 2013.

Gain on Extinguishment of Debt

The following table presents our gain on extinguishment of debt, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2013	2012	Dollars	Percent
Gain on extinguishment of debt	$817	$–	$817	NM
Percentage of net sales	0.4%	—%

In March 2013, we extinguished New PE Holdco debt by paying cash in an amount equal to $0.8 million less than the amount of the debt and as such, recorded a gain on extinguishment of debt.

Other Expense, net

The following table presents our other expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2013	2012	Dollars	Percent
Other expense, net	$87	$194	$(107)	(55.2%	)
Percentage of net sales	0.0%	0.1%

Other expense, net decreased by $0.1 million to $0.1 million for the three months ended March 31, 2013 from $0.2 million for the same period in 2012. The $0.1 million decrease in other expense, net is primarily due to a decrease in bank fees.

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the portion of our net loss attributed to noncontrolling interest in variable interest entity in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2013	2012	Dollars	Percent
Net loss attributed to noncontrolling interest in variable interest entity	$1,148	$9,038	$(7,890)	(87.3%	)
Percentage of net sales	0.5%	4.6%

Net loss attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of New PE Holdco, a variable interest entity. For the three months ended March 31, 2013 and 2012, we consolidated the entire income statement of New PE Holdco. However, because we owned only 83% and 34% of New PE Holdco for the three months ended March 31, 2013 and 2012, respectively, we reduced our consolidated net loss for the noncontrolling interest, which was the ownership interest that we did not own.

Net Loss Attributed to Pacific Ethanol, Inc.

The following table presents our net loss attributed to Pacific Ethanol, Inc. in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2013	2012	Dollars	Percent
Net loss attributed to Pacific Ethanol, Inc.	$(5,454)	$(4,953)	$501	10.1%
Percentage of net sales	(2.4)%	(2.5)%

The increase in net loss attributed to Pacific Ethanol, Inc. was primarily due to our increased ownership interest in New PE Holdco, despite the fact that consolidated net loss decreased 53% due to improved commodity margins.

Preferred Stock Dividends and Net Loss Available to Common Stockholders

The following table presents our preferred stock dividends for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, in dollars and as a percentage of net sales, and our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2013	2012	Dollars	Percent
Preferred stock dividends	$312	$315	$(3)	(1.0)%
Percentage of net sales	0.1%	0.2%

Net loss available to common stockholders	$5,766	$5,268	$498	9.5%
Percentage of net sales	2.6%	2.7%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid cash dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for the three months ended March 31, 2013 and 2012.

Liquidity and Capital Resources

During the three months ended March 31, 2013, we funded our operations primarily from cash on hand, borrowings under our credit facilities and various capital raising transactions in which we raised gross proceeds of $31.0 million through the issuance of senior unsecured notes and unsecured subordinated convertible notes and in connection with the exercise of warrants. These funds were used to fund our operations, purchase Pacific Ethanol Plant debt of $24.2 million, make other debt related payments of $5.4 million and purchase additional ownership interests in New PE Holdco for $1.6 million.

As of March 31, 2013, the Plant Owners had up to $103.6 million in combined term and revolving debt, of which $4.0 million is due on June 25, 2013, up to $15.0 million in revolving debt is due on June 25, 2015 and $89.6 million in combined term and revolving debt is due on June, 30, 2016, of which Pacific Ethanol owns $24.2 million. See “—Plant Owners’ Term Debt and Operating Lines of Credit” below. The Plant Owners do not and may not have sufficient funds to repay the $4.0 million in debt on or prior to its maturity on June 25, 2013. We have entered into agreements to raise capital to repay the debt, but the closing under the agreements requires stockholder approval which we are seeking at our 2013 annual meeting of stockholders scheduled for June 18, 2013. If we are unable to timely restructure the debt or raise sufficient capital to repay the debt, the Plant Owners will be in default on that debt and in cross-default on the $89.6 million in revolving and term debt due on June 30, 2016 plus up to an additional $15.0 million in revolving debt due June 25, 2015, all of which may be accelerated and become immediately due and payable on June 25, 2013. The Plants Owners’ inability to restructure or repay the $4.0 million of debt due on June 25, 2013 prior to its maturity will likely have a material adverse effect on us and our direct and indirect subsidiaries, including Kinergy and the Plant Owners.

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

Subject to closing under our existing agreements to raise capital to repay the $4.0 million in debt due June 25, 2013, which requires stockholder approval of the transaction, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict its growth, or hinder our ability to compete.

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

	March 31, 2013	December 31, 2012	Variance
Cash and cash equivalents	$4,194	$7,586	(44.7)%
Current assets	$65,521	$57,432	14.1%
Current liabilities	$23,255	$12,415	87.3%
Current portion – long-term debt	$8,496	$4,029	110.9%
Notes payable, noncurrent portion	$113,833	$117,253	(2.9)%
Total liabilities of variable interest entity	$110,415	$105,315	4.8%
Working capital	$42,266	$45,017	(6.1)%
Working capital ratio	2.82	4.63	(39.1)%

Change in Working Capital and Cash Flows

Working capital decreased to $42.3 million at March 31, 2013 from $45.0 million at December 31, 2012 as a result of an increase in current liabilities of $10.8 million, which was partially offset by an increase in current assets of $8.1 million.

Current assets increased primarily due to increases in accounts receivable of $6.1 million, prepaid inventory of $4.2 million and inventories of $1.3 million, partially offset by decreases in cash and cash equivalents of $3.4 million. Current liabilities increased primarily due to increases in trade accounts payable of $4.6 million, current portion of long-term debt of $4.5 million and accrued liabilities of $1.7 million.

Cash used in operating activities of $6.5 million resulted primarily from a consolidated net loss of $6.6 million and increases in accounts receivable of $6.3 million, prepaid inventories of $4.2 million and inventories of $1.3 million, partially offset by increases in accounts payable and accrued expenses of $6.4 million, depreciation and amortization of $3.0 million and interest expense added to the Plant Owners’ debt of $2.3 million.

Cash used in investing activities of $1.9 million resulted from a purchase of additional New PE Holdco ownership interests for $1.6 million and additions to property and equipment of $0.3 million.

Cash provided by financing activities of $5.0 million resulted from proceeds from the issuance of senior unsecured notes and convertible notes in the aggregate of $28.2 million, proceeds from exercises of warrants of $2.1 million and proceeds from borrowings of $4.8 million, partially offset by purchases of the Plant Owners’ debt of $23.4 million, principal payments on senior notes and Plant Owners’ borrowings of $5.4 million, debt issuance costs of $1.0 million and cash payment of dividends in respect of our Series B Preferred Stock of $0.3 million.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $30.0 million, with an optional accordion feature for up to an additional $10.0 million. The credit facility expires on December 31, 2015. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 2.50% and 3.50%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $0.9 million per fiscal quarter in 2013, $1.0 million per fiscal quarter in 2014 and $1.1 million per fiscal quarter in 2015.

The credit facility also includes the accounts receivable of Pacific Ag. Products, LLC, one of our indirect wholly-owned subsidiaries, or PAP, as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to the extent that quarterly payments would result in PAP recording less than $0.1 million of net income in the quarter.

For the quarter ending June 30, 2012 and each quarter thereafter, Kinergy and PAP are collectively required to generate aggregate earnings before interest, taxes, depreciation and amortization, or EBITDA, of $450,000 for the quarter and aggregate EBITDA of $1.1 million for each two consecutive quarters. These amounts are required through December 31, 2013. In 2014, the required EBITDA amounts increase to $0.5 million per quarter and $1.3 million for each two consecutive quarters. Further, for all monthly periods, Kinergy and PAP must collectively maintain a fixed charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $0.1 million absent the lender’s prior consent. Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender.

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Years Ended December 31,
	2013	2012	2012	2011

EBITDA Requirement – Three Months	$450	$300	$450	N/A
Actual	$2,765	$639	$1,165	N/A
Excess	$2,315	$339	$715	N/A

EBITDA Requirement – Six Months	$1,100	N/A	$1,100	$800
Actual	$3,930	N/A	$3,282	$858
Excess	$2,830	N/A	$2,182	$58

Fixed Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	17.84	2.98	8.84	4.26
Excess	15.84	0.98	6.84	2.26

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2013, Kinergy had an available borrowing base under the credit facility of $7.9 million and an outstanding balance of $20.6 million.

Plant Owners’ Term Debt and Operating Lines of Credit

The Plant Owners’ debt, prior to any of the amendments discussed below, consisted of a $25.0 million tranche A-1 term loan, a $26.3 million tranche A-2 term loan and a $35.0 million revolving credit facility. Except as noted below, the term and revolving debt require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. At March 31, 2013, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the borrower, until maturity, when all principal amounts are due.

From July 13, 2012 through March 31, 2013, the Plant Owners entered into transactions which amended the term and revolving debt and extended the maturity dates in respect of $48.4 million of the combined term loans and $38.9 million of the original $40.0 million in revolving debt from June 25, 2013 to June 30, 2016.

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

On October 29, 2012, the Plant Owners entered into a new revolving credit facility that initially provided up to an additional $10.0 million. The Plant Owners were able to request increases in the amount of the facility in increments of not less than $1.0 million, up to a maximum additional credit limit of $5.0 million. On March 28, 2013, the lenders approved $5.0 million in additional availability for a maximum total credit limit of $15.0 million under the facility. Loans made under the credit facility originally matured on June 25, 2013 or such later date on or prior to June 25, 2016, as may be agreed to by certain of the lenders. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay in whole or in part the revolving loans and tranche A-1 loans (and the tranche A-2 loans following the payment in full of the revolving loans and tranche A-1 loans). However, in the event of any prepayment of the tranche A-1 loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments that would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The credit agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium. On January 4, 2013, the Plant Owners entered into an amendment to the new revolving credit facility and extended the maturity date of the facility from June 25, 2013 to June 25, 2015. As of March 31, 2013, the Plant Owners had unused availability under the new revolving credit facility of $5.0 million.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Pacific Ethanol Debt

January 2013 Notes

On January 11, 2013 we issued and sold $22.2 million in aggregate principal amount of senior unsecured notes and warrants to purchase an aggregate of 1.7 million shares of our common stock for aggregate gross proceeds of $22.2 million. The warrants have an exercise price of $7.80 per share and expire in January 2018. The notes mature on March 30, 2016 and bear interest at the rate of 5% per annum, subject to adjustment. If the aggregate outstanding principal balance of the January 2013 Notes is not less than $10.8 million by January 15, 2014, the interest rate will increase commencing on January 15, 2014 by 1% per annum on each of January 15, April 15, July 15 and October 15 until the aggregate outstanding principal balance of the January 2013 Notes is less than $10.8 million. If we issue equity or equity-linked securities, conduct certain sales of assets or incur certain indebtedness, then we will be obligated to prepay the January notes using all net cash proceeds from the transaction, provided that any proceeds received in connection with an equity-linked issuance must be used to either prepay the notes or purchase certain outstanding debt issued by the Plant Owners. Interest on the notes is payable in cash in arrears on the fifteenth day of each month beginning on March 15, 2013. Subject to the satisfaction of certain equity conditions, at our option, we may elect to pay interest due and payable in shares of our common stock, provided that the interest rate applicable to any outstanding amounts we pay in shares of common stock will increase by 2% per annum from the then applicable interest rate for the period for which such interest is paid. The number of shares to be issued for any particular interest payment equals the quotient of (x) the amount of interest payable (assuming payment in shares), divided by (y) the product of (i) the weighted average price of our common stock for the thirty trading days immediately preceding (but excluding) the payment due date, and (ii) 0.95. During the three months ended March 31, 2013, we made principal payments on our January 2013 Notes of $1.9 million.

March 2013 Notes

On March 28, 2013, we issued $6.0 million in Series A Subordinated Convertible Notes, or Series A Notes, and warrants to purchase an aggregate of 1.8 million shares of our common stock for aggregate gross proceeds of $6.0 million. The warrants have an exercise price of $7.80 per share. Of the warrants issued in the transaction, warrants to purchase 0.8 million shares of common stock expire in March 2015 and warrants to purchase 1.0 million shares of common stock expire two years after the closing of the issuance of an $8.0 million tranche of Series B Subordinated Convertible Notes, which is anticipated to close, subject to stockholder approval, in June 2013. Unless converted or redeemed earlier, the Series A Notes will mature on March 28, 2014. The Series A Notes bear interest at 5% per annum, compounded monthly. All amounts due under the Series A Notes are convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a conversion price, or Fixed Conversion Price, which is subject to adjustment as described below.

The Series A Notes are initially convertible into shares of our common stock at the initial Fixed Conversion Price of $15.00 per share. If we sell or issue any securities with “floating” conversion prices based on the market price of our common stock, the holder of a Series A Note will have the right thereafter to substitute the “floating” conversion price for the Fixed Conversion Price upon conversion of all or part of the Series A Note.

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

Note Payable to Related Party

We had a note payable to our Chief Executive Officer totaling $0.8 million as of March 31, 2013. On February 7, 2013, the maturity date was extended to March 31, 2014.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2013 and 2012.

Impact of New Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2013 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

ITEM 1A.   RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and results of operations.

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

For each of the three months ended March 31, 2013 and 2012, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

On March 27, 2013, we entered into an agreement with the holders of our Series B Preferred Stock under which we issued 0.1 million shares of our common stock in payment of $0.7 million of the $5.9 million of accrued and unpaid dividends at that time. In addition, the holders of our Series B Preferred Stock agreed to forbear from exercising any rights they may have with respect to the accrued and unpaid dividends until September 30, 2014, provided we remain current in the payment of future dividends.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description
10.1	Executive Employment Agreement dated January 6, 2013 between Pacific Ethanol, Inc. and Michael D. Kandris (1)
10.2	Form of Notes dated January 11, 2013 (2)
10.3	Form of Warrants dated January 11, 2013 (2)
10.4	Registration Rights Agreement dated January 11, 2013 between Pacific Ethanol, Inc. and the buyers identified therein (3)
10.5	Securities Purchase Agreement dated March 28, 2013 between Pacific Ethanol, Inc. and the investors identified therein (4)
10.6	Form of Series A Notes dated March 28, 2013 (4)
10.7	Form of Series A Warrants dated March 28, 2013 (4)
10.8	Form of Series B Warrants dated March 28, 2013 (4)
10.9	Base Indenture dated March 28, 2013 between Pacific Ethanol, Inc. and U.S. Bank National Association (4)
10.10	Form of First Supplemental Indenture dated March 28, 2013 between Pacific Ethanol, Inc. and U.S. Bank National Association (4)
10.11	Form of Amendment Agreement dated March 28, 2013 (4)
10.12	Placement Agent Agreement dated March 28, 2013 between Pacific Ethanol, Inc. and Lazard Capital Markets LLC (4)
10.13	Letter Agreement dated March 27, 2013 by and among the Company and the holders of the Company’s Series B Cumulative Convertible Preferred Stock (*)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)(**)
101.SCH	XBRL Taxonomy Extension Schema (*)(**)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)(**)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)(**)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)(**)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)(**)

____________________

(*)	Filed herewith.
(**)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for January 4, 2013 filed with the Securities and Exchange Commission on January 10, 2013.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for January 11, 2013 filed with the Securities and Exchange Commission on January 15, 2013.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K for December 19, 2012 filed with the Securities and Exchange Commission on December 19, 2012.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 28, 2013 filed with the Securities and Exchange Commission on March 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 15, 2013	By:	/s/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.13	Letter Agreement dated March 27, 2013 by and among the Company and the holders of the Company’s Series B Cumulative Convertible Preferred Stock

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

