Form 10-Q
period 2013-06-30
Pacific Ethanol, Inc.
filed 2013-08-07
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of August 2, 2013, there were 14,194,925 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
ASSETS	2013	2012
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$6,983	$7,586
Accounts receivable, net	36,192	26,051
Inventories	19,148	16,244
Prepaid inventory	6,338	5,422
Other current assets	2,774	2,129
Total current assets	71,435	57,432
Property and equipment, net	150,915	150,409
Other Assets:
Intangible assets, net	3,497	3,734
Other assets	4,550	3,388
Total other assets	8,047	7,122
Total Assets**	$230,397	$214,963

_______________

*	Amounts derived from the audited financial statements for the year ended December 31, 2012.
**	Assets of the consolidated variable interest entity that can only be used to settle obligations of that entity were $159,080 and $156,192 as of June 30, 2013 and December 31, 2012, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$10,571	$5,104
Accrued liabilities	3,918	3,282
Current portion – long-term debt (including $750 to related party)	6,405	4,029
Total current liabilities	20,894	12,415

Long-term debt, net of current portion	113,188	117,253
Accrued preferred dividends	5,120	5,852
Warrant liabilities and conversion features at fair value	10,427	4,892
Other liabilities	6,896	1,644

Total Liabilities**	156,525	142,056

Commitments and Contingencies (Notes 4, 5 and 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of June 30, 2013 and December 31, 2012; liquidation preference of $23,196 as of June 30, 2013	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 11,918,498 and 9,789,408 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	12	10
Additional paid-in capital	600,846	582,861
Accumulated deficit	(535,340)	(530,310)
Total Pacific Ethanol, Inc. Stockholders’ Equity	65,519	52,562
Noncontrolling interest in variable interest entity	8,353	20,345
Total Stockholders’ Equity	73,872	72,907
Total Liabilities and Stockholders’ Equity	$230,397	$214,963

_______________

*	Amounts derived from the audited financial statements for the year ended December 31, 2012.
**	Liabilities of the consolidated variable interest entity for which creditors do not have recourse to the general credit of Pacific Ethanol, Inc. were $114,853 and $105,315 as of June 30, 2013 and December 31, 2012, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$233,808	$205,447	$459,267	$403,166
Cost of goods sold	226,843	210,347	451,456	415,543
Gross profit (loss)	6,965	(4,900)	7,811	(12,377)
Selling, general and administrative expenses	3,133	3,124	7,138	6,502
Income (loss) from operations	3,832	(8,024)	673	(18,879)
Fair value adjustments and warrant inducements	1,437	1,285	745	1,252
Interest expense, net	(3,972)	(3,093)	(7,453)	(6,002)
Gain (loss) on extinguishment of debt	(39)	–	778	–
Other expense, net	(128)	(200)	(215)	(394)
Income (loss) before provision for income taxes	1,130	(10,032)	(5,472)	(24,023)
Provision for income taxes	–	–	–	–
Consolidated net income (loss)	1,130	(10,032)	(5,472)	(24,023)
Net (income) loss attributed to noncontrolling interest in variable interest entity	(79)	7,403	1,069	16,441
Net income (loss) attributed to Pacific Ethanol	$1,051	$(2,629)	$(4,403)	$(7,582)
Preferred stock dividends	$(315)	$(315)	$(627)	$(630)
Income (loss) available to common stockholders	$736	$(2,944)	$(5,030)	$(8,212)
Net income (loss) per share, basic and diluted	$0.07	$(0.51)	$(0.48)	$(1.43)
Weighted-average shares outstanding, basic	10,853	5,759	10,462	5,754
Weighted-average shares outstanding, diluted	12,135	5,759	10,462	5,754

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Consolidated net loss	$(5,472)	$(24,023)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization of intangibles	5,959	6,227
Interest expense added to Plant Owners’ debt	4,562	–
Gain on extinguishment of debt	(778)	–
Fair value adjustments on convertible debt and warrants	(1,531)	(1,252)
Amortization of debt discount	711	–
Amortization of deferred financing fees	516	327
Non-cash compensation	965	550
Derivative instruments	484	(255)
Bad debt expense	192	–
Changes in operating assets and liabilities:
Accounts receivable	(10,333)	3,861
Inventories	(2,913)	(172)
Prepaid expenses and other assets	(220)	2,270
Prepaid inventory	(916)	3,209
Accounts payable and accrued expenses	5,029	2,916
Net cash used in operating activities	(3,745)	(6,342)
Investing Activities:
Additions to property and equipment	(918)	(1,605)
Purchases of New PE Holdco ownership interests	(1,836)	–
Net cash used in investing activities	(2,754)	(1,605)
Financing Activities:
Proceeds from Senior Notes	22,192	–
Proceeds from Series A and B Convertible Notes	14,000	–
Proceeds from exercise of warrants	2,064	–
Proceeds from Plant Owners’ borrowings	4,000	12,022
Net proceeds from (payments on) Kinergy’s line of credit	3,124	(6,693)
Principal payments on Plant Owners’ borrowings	(7,622)	–
Principal payments on Senior Notes	(4,379)	–
Parent purchases of Plant Owners’ debt	(25,273)	–
Debt issuance costs	(1,560)	–
Preferred stock dividends paid	(627)	(630)
Payments on capital lease	(23)	–
Net cash provided by financing activities	5,896	4,699
Net decrease in cash and cash equivalents	(603)	(3,248)
Cash and cash equivalents at beginning of period	7,586	8,914
Cash and cash equivalents at end of period	$6,983	$5,666

Supplemental Information:
Interest paid	$1,472	$5,697
Noncash financing and investing activities:
Reclass of noncontrolling interest in VIE to APIC upon acquisitions of ownership positions in New PE Holdco	$9,087	$–
Original discount on senior and convertible debt	$8,558	$–
Reclass of warrant liability to equity upon warrant exercises	$260	$–
Preferred stock dividends paid in common stock	$732	$–
Corn oil separation capital lease	$5,287	$–
Debt extinguished with issuance of common stock	$3,968	$–

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries, including its wholly-owned subsidiaries, Kinergy Marketing, LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”) and Pacific Ethanol Management Services Corp., a Delaware corporation, and including its majority-owned subsidiary, New PE Holdco LLC (“New PE Holdco”), which owns the Plant Owners (as defined below) (collectively, the “Company”).

The Company is the leading marketer and producer of low-carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), a nutritious animal feed, and syrup. Serving integrated oil companies and gasoline marketers who blend ethanol into gasoline, the Company provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. The Company had an 85% and 67% ownership interest in New PE Holdco, the owner of four ethanol production facilities, as of June 30, 2013 and December 31, 2012, respectively. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies and sells its WDG to dairy operators and animal feed distributors. In addition, the Company began producing and selling corn oil in June 2013 to poultry and biodiesel customers.

The Company manages the production and operation of four ethanol production facilities, namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and their holding company, Pacific Ethanol Holding Co. LLC (“PEHC,” and together with the Pacific Ethanol Plants, the “Plant Owners”). PEHC is a wholly-owned subsidiary of New PE Holdco. These four facilities have an aggregate annual ethanol production capacity of up to 200 million gallons. As of June 30, 2013, three of the facilities were operating and one of the facilities was idled. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Reverse Stock Split – On May 14, 2013, the Company effected a one-for-fifteen reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

Liquidity – During the six months ended June 30, 2013, the Company funded its operations primarily from cash flow from operations, cash on hand, borrowings under its credit facilities and various capital raising transactions in which it raised gross proceeds of $38,000,000 through the issuances of senior unsecured notes, unsecured subordinated convertible notes and in connection with the exercise of warrants.

The Company’s current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. In addition, the Plant Owners have credit facilities for use in the operations of the Pacific Ethanol Plants. The Company expects that its future available capital resources will consist primarily of its remaining cash balances, cash flow from operations, if any, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under the asset management agreement relating to the Company’s operation of the Pacific Ethanol Plants and distributions, if any, in respect of the Company’s ownership interest in New PE Holdco.

The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including its credit facilities, will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, the Company’s capital requirements or cash flow vary materially from its current projections, if crush and commodity margins, which reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas, decline in any material respect, or if other unforeseen circumstances occur, it may require additional financing. The Company also may require additional capital to restart its Madera, California facility. The Company’s failure to raise capital, if needed, could restrict its growth, or hinder its ability to compete.

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

Of the accounts receivable balance, approximately $25,018,000 and $20,627,000 at June 30, 2013 and December 31, 2012, respectively, were used as collateral under Kinergy’s working capital line of credit. The allowance for doubtful accounts was $210,000 and $18,000 as of June 30, 2013 and December 31, 2012, respectively. The Company recorded net bad debt recoveries of $16,000 and $2,000 for the three months ended June 30, 2013 and 2012, respectively. The Company recorded net bad debt expense of $192,000 and $0 for the six months ended June 30, 2013 and 2012, respectively.

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

In January, March and June 2013, the Company purchased an additional 13%, 3% and 2% of the ownership interests in New PE Holdco for $1,308,000, $331,000 and $197,000 in cash, respectively, bringing its total ownership interest to 85% as of June 30, 2013.

Because the Company has a controlling financial interest in New PE Holdco, it did not record any gain or loss on these purchases, but instead reduced the amount of noncontrolling interest in variable interest entity on the consolidated balance sheets by an aggregate $10,923,000 and recorded the difference of $9,087,000 for the six months ended June 30, 2013, which represents the fair value of these purchases above the price paid by the Company, to additional paid-in capital on the consolidated balance sheets.

Because New PE Holdco’s results are consolidated with the Company’s financial results for financial reporting purposes, the acquisition of additional interests in New PE Holdco did not impact the Company’s reported consolidated net income or loss. However, the portion of New PE Holdco’s net income or loss that is allocated to the Company increased from 34% to 67% during 2012 and from 67% to 85% in 2013, thus changing the net income or loss attributable to Pacific Ethanol after reducing the net income or loss attributable to the noncontrolling interests and the Company’s earnings per share.

The Company recognized approximately $132,337,000 and $112,669,000 in net sales and $535,000 in net income and $11,163,000 in net loss attributed to New PE Holdco for the three months ended June 30, 2013 and 2012, respectively. Had the Company held an 85% ownership interest in New PE Holdco, for the three months ended June 30, 2013 and 2012, the Company’s reported net income available to common stockholders would have been $735,000 and loss of $8,673,000, respectively, and income per share would have been $0.07 and loss per share of $1.51, respectively.

The Company recognized approximately $254,562,000 and $218,523,000 in net sales and $4,438,000 and $24,804,000 in net loss attributed to New PE Holdco for the six months ended June 30, 2013 and 2012, respectively. Had the Company held an 85% ownership interest in New PE Holdco, for the six months ended June 30, 2013 and 2012, the Company’s reported net loss available to common stockholders would have been $5,433,000 and $20,932,000, respectively, and loss per share would have been $0.51 and $3.64, respectively.

The carrying values and classification of assets that are collateral for the obligations of New PE Holdco as of June 30, 2013 were as follows (in thousands):

Cash and cash equivalents	$37
Other current assets	9,553
Property and equipment	146,440
Other assets	3,050
Total assets	$159,080

Current liabilities	$7,597
Long-term debt	101,760
Other liabilities	5,496
Total liabilities	$114,853

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

Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Finished goods	$12,869	$10,230
Work in progress	4,270	3,846
Raw materials	1,152	1,363
Other	857	805
Total	$19,148	$16,244

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2013 and 2012, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $479,000 and $120,000 as the change in the fair value of these contracts for the three months ended June 30, 2013 and 2012, respectively. The Company recognized losses of $484,000 and gains of $254,000 as the change in the fair value of these contracts for the six months ended June 30, 2013 and 2012, respectively.

Non-Designated Derivative Instruments – The Company classified its derivative instruments not designated as hedging instruments of $660,000 and $1,020,000 in other current assets and accrued liabilities, respectively, as of June 30, 2013 and $189,000 and $167,000 in other current assets and accrued liabilities as of December 31, 2012, respectively.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2013	2012
Commodity contracts	Cost of goods sold	$(29)	$265
		$(29)	$265

		Unrealized Losses
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2013	2012
Commodity contracts	Cost of goods sold	$(450)	$(145)
		$(450)	$(145)

		Realized Gains (Losses)
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2013	2012
Commodity contracts	Cost of goods sold	$(102)	$163
		$(102)	$163

		Unrealized Gains (Losses)
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2013	2012
Commodity contracts	Cost of goods sold	$(382)	$(91)
		$(382)	$(91)

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Kinergy operating line of credit	$22,835	$19,711
Senior unsecured notes	17,813	–
Subordinated convertible notes	10,032	–
Plant Owners’ term debt and accrued interest	59,382	54,821
Plant Owners’ operating lines of credit	42,378	46,000
Note payable to related party	750	750
	153,190	121,282
Less: Parent purchased Plant Owners’ term debt	(27,088)	–
Less: Unamortized discount on senior unsecured notes	(2,133)	–
Less: Unamortized discount on convertible notes	(4,376)	–
	119,593	121,282
Less short-term portion	(6,405)	(4,029)
Long-term debt	$113,188	$117,253

Kinergy Operating Line of Credit – For the six months ended June 30, 2013, Kinergy borrowed a net $3,124,000 on its working capital line of credit. As of June 30, 2013, Kinergy had an available borrowing base under the credit facility of $5,928,000.

Senior Unsecured Notes – On January 11, 2013, under the terms of a Securities Purchase Agreement dated December 19, 2012 among the Company and five accredited investors, the Company issued and sold to the investors in a private offering $22,192,000 in aggregate principal amount of its senior unsecured notes (“January 2013 Notes”) and warrants to purchase an aggregate of 1,708,687 shares of the Company’s common stock (“January 2013 Financing Transaction”) for aggregate gross proceeds of $22,192,000. The warrants have an exercise price of $7.41 per share and expire in January 2018.

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

Upon closing of the January 2013 Financing Transaction, the Company recorded a debt discount of $2,657,000, attributed to the value of the warrants issued in connection with the financing. The debt discount will be amortized over the life of the January 2013 Notes to approximate a yield adjustment.

If at any time the Company receives net cash proceeds from an issuance of equity or equity-linked securities of the Company, certain sales of assets or as a result of incurring certain indebtedness, then the Company will be obligated to prepay the January 2013 Notes using 100% of all such net cash proceeds, provided that proceeds received in connection with an equity-linked issuance must be used to either prepay the January 2013 Notes or purchase certain outstanding debt issued by the Plant Owners. During the six months ended June 30, 2013, the Company made principal payments on the January 2013 Notes in the aggregate amount of $4,379,000.

Interest on the January 2013 Notes is payable in cash in arrears on the fifteenth calendar day of each month beginning on March 15, 2013 (each, an “Interest Payment Date”). Subject to the satisfaction of certain equity conditions, at the option of the Company, the Company may elect to pay interest due and payable in shares of common stock, provided that the interest rate applicable to any outstanding amounts the Company pays in shares shall increase by 2% per annum from the then applicable interest rate for the period for which such interest is paid. The number of shares to be issued on any particular Interest Payment Date shall equal to the quotient of (x) the amount of interest payable (assuming payment in shares) on such Interest Payment Date, divided by (y) the product of (i) the weighted average price of the Company’s common stock for the thirty trading days immediately preceding (but excluding) the Interest Payment Date, and (ii) 0.95. As of June 30, 2013, the Company had not made any interest payments in shares of its common stock.

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

Registration Rights Agreement

The January 2013 Notes include registration rights which required that the Company file a registration statement with the Securities and Exchange Commission within 30 days of the closing date for the resale by the January 2013 Note holders of up to 2,200,002 shares of common stock underlying the warrants and 491,315 shares of common stock that may be issued as interest shares under the January 2013 Notes. The Company filed the initial registration statement by the 30 day deadline. As part of the Company’s issuance of subordinated convertible notes in March 2013, the initial registration statement was withdrawn with the permission of the January 2013 Note holders. The Company filed another registration statement with the Securities and Exchange Commission covering the warrant shares and interest shares on June 28, 2013, which has been declared effective.

Subordinated Convertible Notes – On March 28, 2013, the Company issued $6,000,000 in aggregate principal amount of its Series A Subordinated Convertible Notes (“Series A Notes”), and warrants to purchase an aggregate of 1,839,602 shares of common stock for aggregate gross proceeds of $6,000,000. On June 21, 2013, the Company issued $8,000,000 in aggregate principal amount of its Series B Subordinated Convertible Notes (“Series B Notes”) for aggregate gross proceeds of $8,000,000. The warrants have an exercise price of $7.80 per share. Of the warrants issued in the transaction, warrants to purchase 788,401 shares of common stock expire in March 2015 and warrants to purchase 1,051,201 shares of common stock expire in June 2015. The net proceeds of these offerings were used to (i) purchase $6,665,000 of Plant Owners’ debt maturing in June 2013, the maturity of which was also extended at the time from June 2013 to June 2016, and of which the Company immediately retired $1,122,000; (ii) acquire an additional 5% ownership interest in New PE Holdco; and (iii) purchase and immediately retire an additional $3,500,000 of the Plant Owners’ term debt.

Unless converted or redeemed earlier, the Series A and B Notes will mature on March 28, 2014. The Series A and B Notes bear interest at 5% per annum, compounded monthly. All amounts due under the Series A and B Notes are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a conversion price (“Fixed Conversion Price”), which is subject to adjustment as described below.

The Series A and B Notes were initially convertible into shares of the Company’s common stock at the initial Fixed Conversion Price of $15.00 per share. If the Company sells or issues any securities with “floating” conversion prices based on the market price of its common stock, the holder of a Series A or B Note will have the right thereafter to substitute the “floating” conversion price for the Fixed Conversion Price upon conversion of all or part of the Series A or B Note.

Amortization payments, together with accrued and unpaid interest on the Series A and B Notes, are payable on monthly installment dates. On or prior to the tenth calendar day before each installment date, the Company is required to deliver a notice electing to effect a redemption in cash or a conversion of the installment amount due on the installment date into shares of its common stock. The Company’s ability to pay an installment amount in shares of its common stock is subject to numerous equity conditions, the failure of any of which, unless waived, will require that the Company pay an installment amount solely in cash. On the applicable installment date, the Company is required to deliver to the holders of Series A and B Notes an amount of shares of common stock equal to that portion of the installment amount being converted divided by the lesser of the then existing Fixed Conversion Price and 85% of the Market Price on the installment date (“Company Conversion Price”). The “Market Price” on any given date is equal to the lesser of (i) the volume weighted average price on the trading day immediately preceding the date of determination, and (ii) the average of the three lowest volume weighted average prices during the ten trading day period ending on the trading day immediately prior to the date of determination.

The holder of a Series A or B Note may, at the holder’s election by giving notice to the Company, defer the payment of the installment amount due on any installment date to another installment date, in which case the amount deferred will become part of the subsequent installment date and will continue to accrue interest.

On any day during the period commencing on an installment date and ending on the trading day prior to the next installment date, the holder of a Series A or B Note may, at its election, convert the installment amounts due on up to four future installment dates at the Company Conversion Price in effect on the current installment date, provided that if the Company had elected to convert the installment amount due on the current installment date, the holder may only convert up to three future installment amounts. Upon the occurrence of certain events of default, there will be no limitation on the number of installment amounts that the holder may accelerate and the Company Conversion Price applicable to conversions made pursuant to this acceleration feature will equal the lesser of (i) the Company Conversion Price on the current installment date, (ii) 85% of the Market Price, and (iii) the Fixed Conversion Price then in effect. At June 30, 2013, based on the Company’s most recent conversion price of $3.62, the Series A and B Notes were convertible into an aggregate of 2,771,000 shares of the Company’s common stock.

The Company has determined that the conversion feature in the Series A and B Notes and the related warrants require bifurcation and liability classification and measurement, at fair value, and require evaluation at each reporting period. The initial fair values of the conversion feature of the Series A Notes of $1,400,800 and the warrants of $882,500 are accounted for as a debt discount and will be amortized into interest expense as a yield adjustment over the term of the Series A Notes. The initial fair values of the conversion feature of the Series B Notes of $2,928,500 and the warrants of $689,300 are accounted for as a debt discount and will be amortized into interest expense as a yield adjustment over the term of the Series B Notes.

From April 1, 2013 through June 30, 2013, the Company made two installment payments and received various holder conversion notices. In the aggregate, the Company issued 1,098,000 shares of its common stock in payment of principal in an aggregate amount of $3,968,000 in respect of the Series A and B Notes. In connection with these installment payments and conversions, the Company recorded a loss on extinguishment of debt of $1,037,000 for the three and six months ended June 30, 2013.

Plant Owners’ Term Debt and Operating Lines of Credit – The Plant Owners’ debt as of June 30, 2013 consisted of a $32,487,000 tranche A-1 term loan, a $26,279,000 tranche A-2 term loan and a $35,378,000 revolving credit facility. The term and revolving debt require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. At June 30, 2013, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the borrower, until maturity, when all principal amounts are due.

From July 13, 2012 through June 30, 2013, the Plant Owners entered into transactions which amended the term and revolving debt and extended the maturity dates in respect of the combined term loans and revolving debt from June 25, 2013 to June 30, 2016.

Monthly interest payments due to certain lenders on both the term and revolving debt was deferred and added to the principal amount of the loans. As of June 30, 2013, the extended principal balances above include $8,096,000 of accrued interest that was deferred by the Plant Owners.

Acquisitions of Plant Debt – On January 11, 2013, the Company used $21,500,000 of the gross proceeds of the January 2013 Financing Transaction to purchase from certain lenders an aggregate amount of $21,500,000 of the Plant Owners’ tranche A-2 term loans. The Company determined that the acquisition of the plant debt was a modification of terms as the lenders who held the acquired plant debt were the same parties as those lenders under the January 2013 Notes. Based on the Company’s review of the present value of cash flows of the January 2013 Notes compared to the older plant debt, which resulted in a less than 10% change, the modification was not significant and the Company did not record a gain or loss associated with the modification. The Company expensed certain legal costs associated with the debt modification of approximately $408,000, rather than amortizing those expenses over the life of the debt. Because the plant debt acquired is now held by Pacific Ethanol, this specific debt is eliminated in consolidation.

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

On March 28, 2013, the Company also used proceeds from the issuance of its Series A Notes and warrants to purchase $2,636,000 of tranche A-2 term loans and an additional 3% ownership interest in New PE Holdco for a combined purchase price of $2,150,000. The Company first allocated $331,000 of this payment to the New PE Holdco ownership interest and the remainder was allocated to the tranche A-2 term debt. The $817,000 difference between the amount the Company allocated to the term loans and the face amount of $2,636,000 was recorded as a gain on extinguishment of debt.

On June 21, 2013, the Company used proceeds from the issuance of its Series B Notes to purchase $1,122,000 of revolving credit facility debt at a discount. In accordance with the terms of the amended credit facility, the Company was obligated to immediately forgive the purchased amount of revolving credit facility debt and has permanently reduced the maximum commitment on this facility to $35,378,000.

On June 21, 2013, the Company also used proceeds from the issuance of its Series B Notes to purchase $2,907,000 of tranche A-1 and A-2 term loans at a discount and an additional 2% ownership interest in New PE Holdco for $197,000.

The Company recorded a gain on extinguishment of debt of $998,000 related to the discount it paid for the revolving and term loans.

New Operating Line of Credit –On October 29, 2012, the Plant Owners entered into a new revolving credit facility that provides for up to an additional $10,000,000. The Plant Owners may request increases in the amount of the facility in increments of not less than $1,000,000, up to a maximum additional credit limit of $5,000,000. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay in whole or in part the revolving loans and tranche A-1 loans (and the tranche A-2 loans following the payment in full of the revolving loans and tranche A-1 loans). However, in the event of any prepayment of the tranche A-1 loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments that would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The credit agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium. On January 4, 2013, the Plant Owners entered into an amendment to the new revolving credit facility and extended the maturity date of the facility from June 25, 2013 to June 25, 2015. On March 28, 2013, the lenders approved $5,000,000 in additional availability for a maximum total credit limit of $15,000,000 under the facility. As of June 30, 2013, the Plant Owners had unused availability under the new revolving credit facility of $8,000,000.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of June 30, 2013 and December 31, 2012. On February 7, 2013, the maturity date was extended to March 31, 2014.

6.	COMMON STOCK AND WARRANTS.

Grants of stock – In January 2013, the Company granted 63,334 shares of restricted stock to members of the Company’s Board of Directors, with the exception of its Chief Executive Officer, that vest on the earlier of (i) the date of the Company’s 2013 annual meeting of stockholders, or (ii) July 31, 2013, and had a grant date fair value of $5.25 per share. In January 2013, the Company granted an additional 94,171 shares of restricted stock to the Company’s non-executive employees that vest in equal amounts on each of April 1, 2013, 2014 and 2015 and had a grant date fair value of $5.25 per share. In March and April 2013, the Company granted an additional 130,002 shares of restricted common stock to its executive employees that vest in equal installments on each of April 1, 2013, 2014 and 2015 and had a grant date fair value of $5.70 per share. In June 2013, the Company granted an additional 327,775 shares of restricted stock and 229,025 options to the Company’s directors and employees that vest in equal amounts on each of April 1, 2014, 2015 and 2016 and had grant date fair values of $3.74 and $1.68 per share, respectively.

Warrant issuances – In connection with the January 2013 Financing Transaction, the Company issued warrants to purchase an aggregate of 1,708,687 shares of the Company’s common stock. The warrants have an exercise price of $7.41 per share and expire in January 2018.

In connection with the Company’s issuance of its Series A and B Notes, the Company issued warrants to purchase up to 788,401 and 1,051,201 shares of common stock at an exercise price of $7.80 per share that expire in March and June 2015, respectively.

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

Sales Commitments – At June 30, 2013, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG and syrup. The Company had open ethanol indexed-price contracts for 105,572,000 gallons of ethanol as of June 30, 2013. The Company had open WDG and syrup fixed-price sales contracts valued at $1,041,000 and open indexed-price sales contracts for 7,000 tons of WDG and syrup as of June 30, 2013. These sales contracts will be completed throughout 2013.

Purchase Commitments – At June 30, 2013, the Company had fixed-price purchase contracts with its suppliers to purchase $12,749,000 of ethanol and indexed-price contracts to purchase 129,000 gallons of ethanol. These contracts will be satisfied throughout the remainder of 2013.

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

On May 24, 2013, GS CleanTech Corporation (“GS CleanTech”), filed a suit in the United States District Court for the Eastern District of California, Sacramento Division (Case No.: 2:13-CV-01042-JAM-AC), naming Pacific Ethanol, Inc. as a defendant. The suit alleges infringement of a patent assigned to GS CleanTech by virtue of certain corn oil separation technology in use at one or more of the ethanol production facilities in which the Company has an interest, including Pacific Ethanol Stockton, LLC, located in Stockton, California. The complaint seeks preliminary and permanent injunctions against the Company, prohibiting future infringement on the patent owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, but in any event no less than a reasonable royalty for the use made of the inventions of the patent, plus attorney’s fees. The Company, however, does not itself use any corn oil separation technology and therefore will be asking the court to dismiss it from the suit. Further, although one of the Company’s majority-owned subsidiaries does separate and market corn oil, the Company and its majority-owned subsidiaries strongly disagree that any of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. The Company has since answered the complaint and counterclaimed that the patent claims at issue are invalid and that the Company is not infringing.

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

Significant assumptions used and related fair values for the warrants as of June 30, 2013 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
06/21/2013	$7.80	60.3%	0.36%	1.74	30.5%	1,051,200	$689,300
03/28/2013	$7.80	60.3%	0.36%	1.74	30.5%	788,400	517,800
01/11/2013	$7.41	65.0%	1.41%	4.54	46.5%	1,708,700	2,286,200
09/26/2012	$8.85	60.1%	0.36%	2.24	48.3%	1,770,800	470,400
07/3/2012	$7.12	64.0%	1.04%	4.01	44.8%	1,812,400	2,315,600
07/3/2012	$6.27	49.6%	0.11%	0.51	47.5%	803,900	65,400
12/13/2011	$10.28	60.4%	1.04%	3.46	40.0%	305,700	372,700
							$6,717,400

Significant assumptions used and related fair values for the warrants as of December 31, 2012 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
09/26/2012	$8.85	70.2%	0.36%	2.74	53.9%	1,833,000	$1,112,000
07/3/2012	$7.50	76.1%	0.72%	4.51	55.5%	1,867,000	2,756,000
07/3/2012	$6.45	69.3%	0.16%	1.01	55.5%	930,000	509,000
12/13/2011	$12.45	74.4%	0.54%	3.95	52.3%	330,000	480,000
10/6/2010	$1.80	76.0%	0.72%	4.80	46.4%	17,000	35,000
							$4,892,000

Convertible Notes – The conversion feature imbedded in the convertible notes was valued using a combination of a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. Significant assumptions used and related fair value for the conversion feature as of June 30, 2013 were as follows:

Instrument	Initial Conversion Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Fair Value
Series A and B Notes	$15.00	49.1%	0.15%	0.8	16.8%	$3,710,000

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$660	$–	$–	$660
Total Assets	$660	$–	$–	$660

Liabilities:
Warrants(2)	$–	$–	$6,717	$6,717
Conversion feature(2)	–	–	3,710	3,710
Commodity contracts(3)	1,020	–	–	1,020
Total Liabilities	$1,020	$–	$10,427	$11,447

__________

(1) Included in other current assets in the consolidated balance sheets.

(2) Included in warrant liabilities and conversion features at fair value in the consolidated balance sheets.

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

__________

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

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs were as follows (in thousands):

	Warrants	Conversion Features
Balance, December 31, 2012	$4,892	$–
Issuance of warrants in January offering	2,657	–
Issuance of notes and warrants on March 28, 2013	883	1,401
Issuance of notes and warrants on June 21, 2013	689	2,929
Conversions of notes	–	(1,234)
Exercises of warrants	(260)	–
Adjustments to fair value for the period	(2,144)	614
Balance, June 30, 2013	$6,717	$3,710

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2013
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$1,051
Less: Preferred stock dividends	(315)
Basic income per share:
Income available to common stockholders	$736	10,853	$0.07
Add: Convertible debt	61	1,282
Diluted income per share:
Income available to common stockholders	$797	12,135	$0.07

	Three Months Ended June 30, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(2,629)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Loss available to common stockholders	$(2,944)	5,759	$(0.51)

	Six Months Ended June 30, 2013
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(4,403)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(5,030)	10,462	$(0.48)

	Six Months Ended June 30, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$(7,582)
Less: Preferred stock dividends	(630)
Basic and diluted loss per share:
Loss available to common stockholders	$(8,212)	5,754	$(1.43)

There were an aggregate of 475,000 and 442,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and six months ended June 30, 2013, respectively. These convertible securities were not considered in calculating diluted net income (loss) per share for the three and six months ended June 30, 2013, as their effect would have been anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $5,120,000 and $5,852,000 as of June 30, 2013 and December 31, 2012, respectively. On March 27, 2013, the Company entered into an agreement with the holders of its Series B Preferred Stock under which the Company issued approximately 139,000 shares of its common stock in payment of $732,000 of the total $5,852,000 of accrued and unpaid dividends in respect of the Series B Preferred Stock. On July 26, 2013, the Company entered into an agreement with the holders of its Series B Preferred Stock under which the Company issued approximately 175,000 shares of its common stock in payment of $732,000 of the total $5,120,000 of accrued and unpaid dividends in respect of the Series B Preferred Stock. In addition, the holders of the Series B Preferred Stock agreed to forebear from exercising any rights they may have with respect to accrued unpaid dividends until December 31, 2014.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of June 30, 2013 and December 31, 2012. On February 7, 2013, the maturity date was extended to March 31, 2014.

11. SUBSEQUENT EVENTS.

Series A and B Notes – From July 1, 2013 through August 2, 2013, the Company received various holder conversion notices. In the aggregate, the Company issued 2,102,000 shares of its common stock in payment of principal in an aggregate amount of $6,412,000 plus interest in respect of the Series A and B Notes. As of August 2, 2013, the Series A Notes had been fully retired and the Series B Notes had an outstanding principal balance of $3,620,000.

Payment of Preferred Stock Dividends – On July 26, 2013, the Company entered into an agreement with the holders of its Series B Preferred Stock under which the Company issued approximately 175,000 shares of its common stock in payment of $732,000 of the total $5,120,000 of accrued and unpaid dividends in respect of the Series B Preferred Stock. In addition, the holders of the Series B Preferred Stock agreed to further forebear from exercising any rights they may have with respect to accrued and unpaid dividends until December 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

•	fluctuations in the market price of ethanol and its co-products;

•	fluctuations in the costs of key production input commodities such as corn and natural gas;

•	the projected growth or contraction in the ethanol and co-product markets in which we operate;

•	our strategies for expanding, maintaining or contracting our presence in these markets;

•	our ability to successfully manage and operate third party ethanol production facilities;

•	anticipated trends in our financial condition and results of operations; and

•	our ability to distinguish ourselves from our current and future competitors.

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

We market all the ethanol produced by the Pacific Ethanol Plants, all the ethanol produced by two other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market ethanol co-products for the Pacific Ethanol Plants, including WDG. In addition, we began producing and selling corn oil in June 2013.

We have extensive customer relationships throughout the Western United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. Our WDG customers are dairies and feedlots located near the Pacific Ethanol Plants. Our corn oil customers are poultry and biodiesel producers.

We have extensive supplier relationships throughout the Western and Midwestern United States. In some cases, we have marketing agreements with suppliers to market all of the output of their facilities.

We hold an 85% ownership interest in New PE Holdco which indirectly owns the Pacific Ethanol Plants through its ownership of the Plant Owners. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with New PE Holdco and the Plant Owners. We also market ethanol and WDG produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners whose facilities are operational. In addition, we provide operations, maintenance and accounting services for a 250,000 gallon per year cellulosic integrated biorefinery owned by ZeaChem Inc. in Boardman, Oregon, which is adjacent to the Pacific Ethanol Columbia plant.

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

Current Initiatives and Outlook

Our ownership interest in the Pacific Ethanol Plants is now at 85%. At current production margins, the Pacific Ethanol Plants are operating profitably and contributing positively to our overall financial position. Our fourth quarter is a seasonally slow quarter, but we expect a continued increase in the demand for ethanol and a strong margin environment in 2014.

As noted above, we began producing corn oil at our Magic Valley facility in June 2013, allowing us to diversify our revenue and providing immediate incremental gross profit. We expect to begin producing corn oil in nominal amounts at our Stockton facility in the third quarter of 2013, and expect to produce corn oil in meaningful amounts at both facilities by the end of the fourth quarter of 2013. We are evaluating whether and when to implement corn oil production technology at the remaining two Pacific Ethanol Plants.

We continue to focus on increasing operating efficiencies and improving yields at the Pacific Ethanol Plants. To this end, we installed yield-enhancing CellunatorsTM technology at our Stockton facility, allowing us to increase yields by increasing available starch for conversion. This technology also may allow us to produce cellulosic corn ethanol.

The regulatory environment continues to support the long-term demand for renewable fuels. California’s Low-Carbon Fuel Standard requires refiners to reduce the carbon intensity of their fuels by 10% between 2011 and 2020, which we believe is an aggressive requirement that will necessitate a significant amount of low-carbon fuel to displace gasoline in the California fuel supply. We continue to reduce energy use at the Pacific Ethanol Plants to lower the carbon intensity of our ethanol. We believe that we have a significant advantage in the marketplace because we produce among the lowest-carbon ethanol commercially produced in the United States which enables us to capture a premium for ethanol we produce.

We also continue to diversify our feedstock by using a blend of corn and sorghum, which reduces feedstock costs and reduces the carbon output of ethanol we produce. The United States Department of Agriculture anticipates a record 2013-2014 corn crop, but we are uncertain how the new crop will affect our ethanol production and intend to operate the Pacific Ethanol Plants with flexibility in anticipation of the new crop.

Our 2013 strategic goals include further improving operating efficiencies at the Pacific Ethanol Plants; continuing to diversify our revenue and feedstock; and continuing to increase the value of our produced ethanol by further reducing its carbon intensity, all of which are directed at supporting sustained profitable growth.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30		Percentage	Six Months Ended June 30,		Percentage
	2013	2012	Variance	2013	2012	Variance
Production gallons sold (in millions)	36.8	37.2	(0.1)%	72.1	72.5	(0.6)%
Third party gallons sold (in millions)	64.4	79.4	(18.9)%	129.9	158.9	(18.3)%
Total gallons sold (in millions)	101.2	116.6	(13.2)%	202.0	231.4	(12.7)%
Average sales price per gallon	$2.79	$2.30	21.3%	$2.69	$2.32	16.0%
Corn cost per bushel – CBOT equivalent (1)	$6.55	$6.10	7.4%	$6.85	$6.28	9.1%
Co-product revenues as % of delivered cost of corn	27.6%	26.6%	3.8%	27.9%	25.6%	9.0%
Average CBOT ethanol price per gallon	$2.53	$2.14	18.2%	$2.47	$2.18	13.3%
Average CBOT corn price per bushel	$6.61	$6.18	7.0%	$6.88	$6.29	9.4%

(1)	We exclude transportation—or “basis”—costs in our corn costs to calculate a Chicago Board of Trade, or CBOT, equivalent price to compare our corn costs to average CBOT corn prices.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent

Net sales	$233,808	$205,447	$28,361	13.8%	$459,267	$403,166	$56,101	13.9%
Cost of goods sold	226,843	210,347	16,496	7.8%	451,456	415,543	35,913	8.6%
Gross profit (loss)	$6,965	$(4,900)	$11,865	NM	$7,811	$(12,377)	$20,188	NM
Percentage of net sales	3.0%	(2.4)%			1.7%	(3.1)%

Net Sales

The increase in our net sales for the three and six months ended June 30, 2013 as compared to the same periods in 2012 was due to an increase in our average sales price per gallon, partially offset by a decrease in total gallons sold.

Our average sales price per gallon increased 21% to $2.79 and 16% to $2.69 for the three and six months ended June 30, 2013 from average sales prices per gallon of $2.30 and $2.32 for the same periods in 2012, respectively. The increases in our average sales price per gallon were primarily related to higher ethanol prices in the overall ethanol market, which were also generally reflected in increases in the average CBOT ethanol price per gallon for the comparable periods.

Our total volume of ethanol gallons sold decreased by 15.4 million gallons, or 13%, to 101.2 million gallons and by 29.4 million gallons, or 13%, to 202.0 million gallons for the three and six months ended June 30, 2013 as compared to 116.6 million gallons and 231.4 million gallons for the same periods in 2012, respectively. The overall decrease in our total volume of ethanol gallons sold is primarily attributable to a reduction in gallons sold through our third-party ethanol marketing arrangements, predominantly due to the expiration without renewal in May 2013 of our marketing arrangement with Front Range Energy, LLC.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin increased to a positive 3.0% for the three months ended June 30, 2013 from a negative 2.4% for the same period in 2012. Our gross profit (loss) increased to $7.0 million for the three months ended June 30, 2013 from a loss of $4.9 million for the same period in 2012. Our gross margin increased to positive 1.7% for the six months ended June 30, 2013 from negative 3.1% for the same period in 2012. Our gross profit (loss) increased to $7.8 million for the six months ended June 30, 2013 from a loss of $12.4 million for the same period in 2012. The increases in our gross margin and our gross profit for these periods were primarily due to significantly improved crush and commodity margins and higher production yields. Crush and commodity margins reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Selling, general and administrative expenses	$3,133	$3,124	$9	0.3%	$7,138	$6,502	$636	9.8%
Percentage of net sales	1.3%	1.5%			1.6%	1.6%

Our SG&A was flat in absolute dollars but decreased as a percentage of net sales for the three months ended June 30, 2013 as compared to the same period in 2012.

Our SG&A increased $0.6 million to $7.1 million for the six months ended June 30, 2013 as compared to $6.5 million for the same period in 2012, but remained flat for the periods as a percentage of net sales. The increase in SG&A is primarily due to the following factors:

•	an increase in professional fees of $0.5 million due to non-capitalized expenses associated with the issuance of our senior unsecured notes in January 2013;

•	an increase in other professional fees of $0.2 million due to expenses related to our special meeting of stockholders; and

•	an increase in noncash compensation expenses of $0.4 million due to new restricted stock awards to our employees and members of our board of directors during the period.

These increases were partially offset by a decrease in depreciation and amortization expenses of $0.3 million.

Fair Value Adjustments and Warrant Inducements

The following table presents our fair value adjustments and warrant inducements in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Fair value adjustments and warrant inducements	$1,437	$1,285	$152	11.8%	$745	$1,252	$(507)	(40.5)%
Percentage of net sales	0.6%	0.6%			0.2%	0.3%

We have issued warrants in various financing transactions since 2010. These warrants were recorded at fair value. We adjusted the warrants’ fair values and recorded aggregate adjustments reflecting gains of $1.4 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively. We adjusted the warrants’ fair values and recorded aggregate adjustments reflecting gains of $0.7 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively. These changes were primarily due to changes in our stock price as compared to the beginning of those periods.

In addition, for the three and six months ended June 30, 2013, we paid $0.8 million in cash to holders of certain warrants to induce them to exercise their warrants. The warrants had higher exercise prices than our stock price at the time. We recorded the $0.8 million payment as an additional expense.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Interest expense, net	$3,972	$3,093	$879	28.4%	$7,453	$6,002	$1,451	24.2%
Percentage of net sales	1.7%	1.5%			1.6%	1.5%

Interest expense, net increased by $0.9 million to $4.0 million for the three months ended June 30, 2013 from $3.1 million for the same period in 2012. Interest expense, net increased by $1.5 million to $7.5 million for the six months ended June 30, 2013 from $6.0 million for the same period in 2012. The increase in interest expense, net for these periods is primarily due to increased average debt balances, in part resulting from the issuance of our senior unsecured notes in January 2013 and our convertible notes in March 2013. Proceeds from these issuances were used to repay certain higher interest rate bearing debt, reducing consolidated interest expense, which, however, was partially offset by an increase in amortization of debt discounts resulting from these issuances.

Gain (Loss) on Extinguishment of Debt

The following table presents our gain (loss) on extinguishment of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Gain (loss) on extinguishment of debt	$(39)	$–	$(39)	NM	$778	$–	$778	NM
Percentage of net sales	–%	–%			0.2%	–%

For the three and six months ended June 30, 2013 and 2012, we extinguished New PE Holdco debt by paying cash in an amount equal to $0.9 million and $1.8 million, respectively, less than the amount of the debt, and as such, recorded a gain on extinguishment of debt. Further, we recorded a loss of $1.0 million related to conversions of our convertible notes into shares of our common stock at a discount to prevailing market prices.

Other Expense, net

The following table presents our other expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Other expense, net	$128	$200	$(72)	(36.0)%	$215	$394	$(179)	(45.4)%
Percentage of net sales	0.1%	0.1%			0.0%	0.1%

Other expense, net decreased by $0.1 million to $0.1 million for the three months ended June 30, 2013 from $0.2 million for the same period in 2012. Other expense, net decreased by $0.2 million to $0.2 million for the six months ended June 30, 2013 from $0.4 million for the same period in 2012. The decreases in other expense, net for these periods are primarily due to reductions in bank fees related to the Plant Owners’ debt.

Net (Income) Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the portion of our net (income) loss attributed to noncontrolling interest in variable interest entity in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Net (income) loss attributed to noncontrolling interest in variable interest entity	$(79)	$7,403	$(7,482)	NM	$1,069	$16,441	$(15,372)	(93.5)%
Percentage of net sales	0.0%	3.6%			0.2%	4.1%

Net (income) loss attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of New PE Holdco, a variable interest entity. For the three and six months ended June 30, 2013 and 2012, we consolidated the entire income statement of New PE Holdco. However, because we owned only 85% and 34% of New PE Holdco for the three months ended June 30, 2013 and 2012, respectively, we reduced our consolidated net loss for the noncontrolling interest, which was the ownership interest that we did not own. The decreases in net loss for the periods are due to the increase in our ownership interest in New PE Holdco and caused by the substantial increases in our gross profit for the periods, as discussed above, much of which was generated at the Pacific Ethanol Plant level.

Net Income (Loss) Attributed to Pacific Ethanol

The following table presents our net income (loss) attributed to Pacific Ethanol in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Net income (loss) attributed to Pacific Ethanol	$1,051	$(2,629)	$3,680	NM	$(4,403)	$(7,582)	$3,179	NM
Percentage of net sales	0.4%	(1.3)%			(1.0)%	(1.9)%

Net income (loss) attributed to Pacific Ethanol increased during the three and six months ended June 30, 2013 as compared to the same periods in 2012, primarily due to the substantial increases in our gross profit for the periods, as discussed above.

Preferred Stock Dividends and Income (Loss) Available to Common Stockholders

The following table presents our preferred stock dividends in dollars for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, these preferred stock dividends as a percentage of net sales, and our income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Preferred stock dividends	$315	$315	$–	–%	$627	$630	$(3)	(0.5)%
Percentage of net sales	0.1%	0.2%			0.1%	0.2%
Income (loss) available to common stockholders	$736	$(2,944)	$3,680	NM	$(5,030)	$(8,212)	$3,182	NM
Percentage of net sales	0.3%	(1.4)%			(1.1)%	(2.0)%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid cash dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for the three months ended June 30, 2013 and 2012, and $0.6 million for the six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources

During the six months ended June 30, 2013, we funded our operations primarily from cash flow from operations, cash on hand, borrowings under our credit facilities and various capital raising transactions in which we raised gross proceeds of $38.0 million through the issuance of senior unsecured notes, unsecured subordinated convertible notes and in connection with the exercise of warrants. These funds were used to fund our operations, purchase Pacific Ethanol Plant debt of $27.1 million, make other debt related payments of $12.0 million and purchase additional ownership interests in New PE Holdco for $1.8 million.

Our current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. In addition, the Plant Owners have credit facilities for use in the operations of the Pacific Ethanol Plants. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under our asset management agreement relating to our operation of the Pacific Ethanol Plants and distributions, if any, in respect of our ownership interest in New PE Holdco.

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if crush and commodity margins, which reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas, decline in any material respect, or if other unforeseen circumstances occur, we may require additional financing. We also may require additional capital to restart our Madera, California facility. Our failure to raise capital, if needed, could restrict our growth or hinder our ability to compete.

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

	June 30, 2013	December 31, 2012	Variance
Cash and cash equivalents	$6,983	$7,586	(7.9)%
Current assets	$71,435	$57,432	24.4%
Current liabilities	$20,894	$12,415	68.3%
Current portion – long-term debt	$6,405	$4,029	59.0%
Notes payable, noncurrent portion	$113,188	$117,253	(3.5)%
Total liabilities of variable interest entity	$114,853	$105,315	9.1%
Working capital	$50,541	$45,017	12.3%
Working capital ratio	3.42	4.63	(26.1)%

Change in Working Capital and Cash Flows

Working capital increased to $50.5 million at June 30, 2013 from $45.0 million at December 31, 2012 primarily as a result of an increase in current assets of $14.0 million, which was partially offset by an increase in current liabilities of $8.5 million.

Current assets increased primarily due to increases in accounts receivable, net of $10.1 million, inventories of $2.9 million and prepaid inventory of $0.9 million, all of which were associated with higher net sales for the period, and which were partially offset by decreases in cash and cash equivalents of $0.6 million. Current liabilities increased primarily due to increases in trade accounts payable of $5.5 million, which was associated with higher net sales for the period, and current portion of long-term debt of $2.4 million and accrued liabilities of $0.6 million.

Cash used in operating activities of $3.7 million resulted primarily from a consolidated net loss of $5.5 million and increases in accounts receivable of $10.3 million, inventories of $2.9 million, fair value adjustments and warrant inducements of $1.5 million and gain on extinguishment of debt, partially offset by depreciation and amortization of $6.0 million, increases in accounts payable and accrued expenses of $5.0 million and interest expense added to the Plant Owners’ debt of $4.6 million.

Cash used in investing activities of $2.8 million resulted from a purchase of additional New PE Holdco ownership interests for $1.8 million and additions to property and equipment of $1.0 million.

Cash provided by financing activities of $5.9 million resulted from proceeds from the issuance of senior unsecured notes and convertible notes in the aggregate of $36.2 million, proceeds from exercises of warrants of $2.1 million and proceeds from borrowings of $7.1 million, partially offset by purchases of the Plant Owners’ debt of $25.3 million, principal payments on senior notes and Plant Owners’ borrowings of $12.0 million, debt issuance costs of $1.6 million and cash payment of dividends in respect of our Series B Preferred Stock of $0.6 million.

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

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Years Ended December 31,
	2013	2012	2012	2011

EBITDA Requirement – Three Months	$450	$450	$450	N/A
Actual	$1,231	$929	$1,165	N/A
Excess	$781	$479	$715	N/A

EBITDA Requirement – Six Months	$1,100	$1,100	$1,100	$800
Actual	$3,997	$1,569	$3,282	$858
Excess	$2,897	$469	$2,182	$58

Fixed Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	19.00	2.43	8.84	4.26
Excess	17.00	0.43	6.84	2.26

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2013, Kinergy had an available borrowing base under the credit facility of $5.9 million and an outstanding balance of $22.8 million.

Plant Owners’ Term Debt and Operating Lines of Credit

The Plant Owners’ debt as of June 30, 2013 consisted of a $32.5 million tranche A-1 term loan, a $26.3 million tranche A-2 term loan and a $35.4 million revolving credit facility. The term and revolving debt require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. At June 30, 2013, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the borrower, until maturity, when all principal amounts are due.

From July 13, 2012 through March 31, 2013, the Plant Owners entered into transactions which amended the term and revolving debt and extended the maturity dates of the combined term loans and revolving debt from June 25, 2013 to June 30, 2016.

Monthly interest payments due to certain lenders on both the term and revolving debt was deferred and added to the principal amount of the loans. As of June 30, 2013, the extended principal balances above include $8.1 million of accrued interest that was deferred by the Plant Owners.

New Operating Line of Credit

On October 29, 2012, the Plant Owners entered into a new revolving credit facility that provides for up to an additional $10.0 million. The Plant Owners may request increases in the amount of the facility in increments of not less than $1.0 million, up to a maximum additional credit limit of $5.0 million. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay in whole or in part the revolving loans and tranche A-1 loans (and the tranche A-2 loans following the payment in full of the revolving loans and tranche A-1 loans). However, in the event of any prepayment of the tranche A-1 loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments that would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The credit agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium. On January 4, 2013, the Plant Owners entered into an amendment to the new revolving credit facility and extended the maturity date of the facility from June 25, 2013 to June 25, 2015. On March 28, 2013, the lenders approved $5.0 million in additional availability for a maximum total credit limit of $15.0 million under the facility. As of June 30, 2013, the Plant Owners had unused availability under the new revolving credit facility of $8.0 million.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Pacific Ethanol Debt

Senior Unsecured Notes

On January 11, 2013 we issued and sold $22.2 million in aggregate principal amount of senior unsecured notes and warrants to purchase an aggregate of 1.7 million shares of our common stock for aggregate gross proceeds of $22.2 million. The warrants have an exercise price of $7.41 per share and expire in January 2018. The notes mature on March 30, 2016 and bear interest at the rate of 5% per annum, subject to adjustment. If the aggregate outstanding principal balance of the January 2013 Notes is not less than $10.8 million by January 15, 2014, the interest rate will increase commencing on January 15, 2014 by 1% per annum on each of January 15, April 15, July 15 and October 15 until the aggregate outstanding principal balance of the January 2013 Notes is less than $10.8 million. If we issue equity or equity-linked securities, conduct certain sales of assets or incur certain indebtedness, then we will be obligated to prepay the January notes using all net cash proceeds from the transaction, provided that any proceeds received in connection with an equity-linked issuance must be used to either prepay the notes or purchase certain outstanding debt issued by the Plant Owners. Interest on the notes is payable in cash in arrears on the fifteenth day of each month beginning on March 15, 2013. Subject to the satisfaction of certain equity conditions, at our option, we may elect to pay interest due and payable in shares of our common stock, provided that the interest rate applicable to any outstanding amounts we pay in shares of common stock will increase by 2% per annum from the then applicable interest rate for the period for which such interest is paid. The number of shares to be issued for any particular interest payment equals the quotient of (x) the amount of interest payable (assuming payment in shares), divided by (y) the product of (i) the weighted average price of our common stock for the thirty trading days immediately preceding (but excluding) the payment due date, and (ii) 0.95. During the six months ended June 30, 2013, we made principal payments on our January 2013 Notes of $4.4 million.

Series A and B Notes

On March 28, 2013, we issued $6.0 million in Series A Subordinated Convertible Notes, or Series A Notes, and warrants to purchase an aggregate of 1.8 million shares of our common stock for aggregate gross proceeds of $6.0 million. The warrants have an exercise price of $7.80 per share. Of the warrants issued in the transaction, warrants to purchase 0.8 million shares of common stock expire in March 2015 and warrants to purchase 1.0 million shares of common stock expire in June 2015. On June 21, 2013, we issued $8.0 million in Series B Subordinated Convertible Notes, or Series B Notes, for aggregate gross proceeds of $8.0 million.

Unless converted or redeemed earlier, the Series A and B Notes will mature on March 28, 2014. The Series A and B Notes bear interest at 5% per annum, compounded monthly. All amounts due under the Series A and B Notes are convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a conversion price, or Fixed Conversion Price, which is subject to adjustment as described below.

The Series A and B Notes are initially convertible into shares of our common stock at the initial Fixed Conversion Price of $15.00 per share. If we sell or issue any securities with “floating” conversion prices based on the market price of our common stock, the holder of a Series A or B Note will have the right thereafter to substitute the “floating” conversion price for the Fixed Conversion Price upon conversion of all or part of the Series A or B Note.

Amortization payments, together with accrued and unpaid interest on the Series A and B Notes, are payable on monthly installment dates. On or prior to the tenth calendar day before each installment date, we are required to deliver a notice electing to effect a redemption in cash or a conversion of the installment amount due on the installment date into shares of our common stock. Our ability to pay an installment amount in shares of our common stock is subject to numerous equity conditions, the failure of any of which, unless waived, will require that we pay an installment amount solely in cash. On the applicable installment date, we are required to deliver to the holders of the Series A and B Notes an amount of shares of common stock equal to that portion of the installment amount being converted divided by the lesser of the then existing Fixed Conversion Price and 85% of the Market Price on the installment date, or the Company Conversion Price. The Market Price on any given date is equal to the lesser of (i) the volume weighted average price on the trading day immediately preceding the date of determination, and (ii) the average of the three lowest volume weighted average prices during the ten trading day period ending on the trading day immediately prior to the date of determination.

The holder of a Series A or B Note may, at the holder’s election by giving notice to us, defer the payment of the installment amount due on any installment date to another installment date, in which case the amount deferred will become part of the subsequent installment date and will continue to accrue interest.

On any day during the period commencing on an installment date and ending on the trading day prior to the next installment date, the holder of a Series A or B Note may, at its election, convert the installment amounts due on up to four future installment dates at the Company Conversion Price in effect on the current installment date, provided that if we had elected to convert the installment amount due on the current installment date, the holder may only convert up to three future installment amounts. Upon the occurrence of certain events of default, there will be no limitation on the number of installment amounts that the holder may accelerate and the Company Conversion Price applicable to conversions made pursuant to this acceleration feature will equal the lesser of (i) the Company Conversion Price on the current installment date, (ii) 85% of the Market Price (as defined below), and (iii) the Fixed Conversion Price then in effect.

Note Payable to Related Party

We had a note payable to our Chief Executive Officer totaling $0.8 million as of March 31, 2013. On February 7, 2013, the maturity date was extended to March 31, 2014.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2013 and 2012.

Impact of New Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2013 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

On May 24, 2013, GS CleanTech Corporation, or GS CleanTech, filed a suit in the United States District Court for the Eastern District of California, Sacramento Division (Case No.: 2:13-CV-01042-JAM-AC), naming Pacific Ethanol, Inc. as a defendant. The suit alleges infringement of a patent assigned to GS CleanTech by virtue of certain corn oil separation technology in use at one or more of the ethanol production facilities in which we have an interest, including Pacific Ethanol Stockton, LLC, located in Stockton, California. The complaint seeks preliminary and permanent injunctions against us, prohibiting future infringement on the patent owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, but in any event no less than a reasonable royalty for the use made of the inventions of the patent, plus attorney’s fees. We, however, do not use any corn oil separation technology and therefore will be asking the court to dismiss us from the suit. Further, although one of our majority-owned subsidiaries does separate and market corn oil, we and our majority-owned subsidiaries strongly disagree that any of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. We have since answered the complaint and counterclaimed that the patent claims at issue are invalid and that we are not infringing.

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

For each of the three and six months ended June 30, 2013 and 2012, we declared and paid in cash an aggregate of $0.3 million and $0.6 million, respectively, in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

On July 26, 2013, we entered into an agreement with the holders of our Series B Preferred Stock under which we issued 0.2 million shares of our common stock in payment of $0.7 million of the $5.1 million of accrued and unpaid dividends at that time. In addition, the holders of our Series B Preferred Stock agreed to forbear from exercising any rights they may have with respect to the accrued and unpaid dividends until December 31, 2014, provided we remain current in the payment of future dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Certificate of Incorporation (*)
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock (*)
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock (*)
3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010 (*)
3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011 (*)
3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013 (*)
10.1	2006 Stock Incentive Plan (as amended through June 18, 2013) (1)
10.2	Form of Series B Notes dated June 20, 2013 (#) (2)
10.3	Form of Second Supplemental Indenture dated June 20, 3013 (#) (2)
10.4	Agreement for Purchase and Sale of Loans and Units dated June 21, 2013 by and among Nordkap AG, NKPacific, LLC and Pacific Ethanol, Inc. (3)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)(**)
101.SCH	XBRL Taxonomy Extension Schema (*)(**)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)(**)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)(**)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)(**)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)(**)

____________________

(*)	Filed herewith.
(**)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
(#)	Certain of the agreements filed as exhibits to this report contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.
(1)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (333-189478) filed with the Securities and Exchange Commission on June 20, 2013.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for March 28, 2013 filed with the Securities and Exchange Commission on March 28, 2013.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K for June 20, 2013 filed with the Securities and Exchange Commission on June 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: August 7, 2013	By:	/s/ Bryon T. McGregor
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
3.1	Certificate of Incorporation
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock
3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010
3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011
3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

-38-