Form 10-Q
period 2013-09-30
Pacific Ethanol, Inc.
filed 2013-11-12
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, there were 15,540,140 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$9,175	$7,586
Accounts receivable, net	27,102	26,051
Inventories	13,729	16,244
Prepaid inventory	11,232	5,422
Other current assets	2,036	2,129
Total current assets	63,274	57,432
Property and equipment, net	156,309	150,409
Other Assets:
Intangible assets, net	3,378	3,734
Other assets	3,508	3,388
Total other assets	6,886	7,122
Total Assets**	$226,469	$214,963

_______________

*	Amounts derived from the audited financial statements for the year ended December 31, 2012.
**	Assets of the consolidated variable interest entity that can only be used to settle obligations of that entity were $162,440 and $156,192 as of September 30, 2013 and December 31, 2012, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	September 30,	December 31,
	2013	2012
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$8,579	$5,104
Accrued liabilities	3,198	3,282
Current portion – capital leases	5,129	–
Current portion – long-term debt (including $750 to related party)	2,133	4,029
Total current liabilities	19,039	12,415

Long-term debt, net of current portion	108,834	117,253
Accrued preferred dividends	3,657	5,852
Warrant liabilities and conversion features at fair value	6,630	4,892
Capital lease liabilities	6,528	–
Other liabilities	1,626	1,644

Total Liabilities**	146,314	142,056

Commitments and Contingencies (Notes 4, 5 and 8)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of September 30, 2013 and December 31, 2012; liquidation preference of $21,733 as of September 30, 2013	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 14,737,127 and 9,789,408 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	15	10
Additional paid-in capital	612,880	582,861
Accumulated deficit	(540,630)	(530,310)
Total Pacific Ethanol, Inc. Stockholders’ Equity	72,266	52,562
Noncontrolling interest in variable interest entity	7,889	20,345
Total Stockholders’ Equity	80,155	72,907
Total Liabilities and Stockholders’ Equity	$226,469	$214,963

_______________

*	Amounts derived from the audited financial statements for the year ended December 31, 2012.
**	Liabilities of the consolidated variable interest entity for which creditors do not have recourse to the general credit of Pacific Ethanol, Inc. were $119,509 and $105,315 as of September 30, 2013 and December 31, 2012, respectively.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$233,880	$215,860	$693,147	$619,026
Cost of goods sold	230,357	218,300	681,813	633,843
Gross profit (loss)	3,523	(2,440)	11,334	(14,817)
Selling, general and administrative expenses	2,511	2,898	9,649	9,400
Income (loss) from operations	1,012	(5,338)	1,685	(24,217)
Fair value adjustments and warrant inducements	762	(900)	1,507	352
Interest expense, net	(4,530)	(3,378)	(11,983)	(9,380)
Loss on extinguishments of debt	(2,573)	–	(1,795)	–
Other expense, net	(106)	(105)	(321)	(499)
Loss before provision for income taxes	(5,435)	(9,721)	(10,907)	(33,744)
Provision for income taxes	–	–	–	–
Consolidated net loss	(5,435)	(9,721)	(10,907)	(33,744)
Net loss attributed to noncontrolling interest in variable interest entity	464	3,750	1,533	20,191
Net loss attributed to Pacific Ethanol	$(4,971)	$(5,971)	$(9,374)	$(13,553)
Preferred stock dividends	$(319)	$(319)	$(946)	$(949)
Loss available to common stockholders	$(5,290)	$(6,290)	$(10,320)	$(14,502)
Net loss per share, basic and diluted	$(0.40)	$(0.82)	$(0.91)	$(2.26)
Weighted-average shares outstanding, basic and diluted	13,177	7,712	11,380	6,414

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Consolidated net loss	$(10,907)	$(33,744)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	8,979	9,216
Interest expense added to Plant Owners’ debt	4,745	1,407
Loss on extinguishments of debt	1,795	–
Fair value adjustments on convertible debt and warrants	(2,293)	(352)
Amortization of debt discount	875	–
Amortization of deferred financing fees	1,621	455
Inventory valuation	8	275
Non-cash compensation	1,310	705
Derivative instruments	1,652	(202)
Bad debt expense (recovery)	231	(15)
Changes in operating assets and liabilities:
Accounts receivable	(1,282)	642
Inventories	2,507	1,482
Prepaid expenses and other assets	(1,696)	1,480
Prepaid inventory	(5,810)	3,144
Accounts payable and accrued expenses	3,138	4,085
Net cash provided by (used in) operating activities	4,873	(11,422)
Investing Activities:
Additions to property and equipment	(1,936)	(2,115)
Purchases of New PE Holdco ownership interests	(1,836)	(10,000)
Net cash used in investing activities	(3,772)	(12,115)
Financing Activities:
Proceeds from senior unsecured notes	22,192	–
Proceeds from series A and B convertible notes	14,000	–
Proceeds from exercise of warrants	2,064	–
Net proceeds from sales of common stock and warrants	–	20,994
Proceeds from Plant Owners’ borrowings	5,000	16,522
Net payments on Kinergy’s line of credit	(599)	(3,273)
Principal payments on Plant Owners’ borrowings	(8,622)	–
Principal payments on senior unsecured notes	(5,303)	–
Parent purchases of Plant Owners’ debt	(25,273)	–
Debt issuance costs	(1,560)	–
Preferred stock dividends paid	(946)	(949)
Payments on capital leases	(465)	–
Net cash provided by financing activities	488	33,294
Net increase in cash and cash equivalents	1,589	9,757
Cash and cash equivalents at beginning of period	7,586	8,914
Cash and cash equivalents at end of period	$9,175	$18,671

Supplemental Information:
Interest paid	$4,594	$7,504
Noncash financing and investing activities:
Corn oil separation capital leases	$12,122	$–
Original discount on senior and convertible debt	$8,558	$–
Debt extinguished with issuance of common stock	$11,475	$–
Notes issued for purchase of 33% ownership interest in New PE Holdco	$–	$10,000
Preferred stock dividends paid in common stock	$2,195	$732
Reclass of noncontrolling interest in VIE to APIC upon acquisitions of ownership positions in New PE Holdco	$9,087	$–
Reclass of warrant liability to equity upon warrant exercises	$260	$–

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

The Company is the leading marketer and producer of low-carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), a nutritious animal feed, syrup and corn oil. Serving integrated oil companies and gasoline marketers who blend ethanol into gasoline, the Company provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. The Company had an 85% and 67% ownership interest in New PE Holdco, the owner of four ethanol production facilities, as of September 30, 2013 and December 31, 2012, respectively. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies, sells its WDG to dairy operators and animal feed distributors and sells its corn oil to poultry and biodiesel customers.

The Company manages the production and operation of four ethanol production facilities, namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton, LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and their holding company, Pacific Ethanol Holding Co. LLC (“PEHC,” and together with the Pacific Ethanol Plants, the “Plant Owners”). PEHC is a wholly-owned subsidiary of New PE Holdco. These four facilities have an aggregate annual ethanol production capacity of up to 200 million gallons. As of September 30, 2013, three of the facilities were operating and one of the facilities was idled. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Reverse Stock Split – On May 14, 2013, the Company effected a one-for-fifteen reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

Liquidity – During the nine months ended September 30, 2013, the Company funded its operations primarily from cash flow from operations, cash on hand, borrowings under its credit facilities and various capital raising transactions in which it raised aggregate net proceeds of $36,696,000 through the issuances of senior unsecured notes, unsecured subordinated convertible notes and in connection with the exercise of warrants.

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

The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including its credit facilities, will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, the Company’s capital requirements or cash flow vary materially from its current projections, if crush and commodity margins, which reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas, decline in any material respect, or if other unforeseen circumstances occur, the Company may require additional financing. The Company also may require additional capital to restart its Madera, California facility. The Company’s failure to raise capital, if and when needed, could restrict its growth, or hinder its ability to compete.

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

Of the accounts receivable balance, approximately $22,284,000 and $20,627,000 at September 30, 2013 and December 31, 2012, respectively, were used as collateral under Kinergy’s working capital line of credit. The allowance for doubtful accounts was $249,000 and $18,000 as of September 30, 2013 and December 31, 2012, respectively. The Company recorded net bad debt expense of $38,000 and $15,000 for the three months ended September 30, 2013 and 2012, respectively. The Company recorded net bad debt expense of $231,000 and $15,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Because the Company has a controlling financial interest in New PE Holdco, it did not record any gain or loss on these purchases, but instead reduced the amount of noncontrolling interest in variable interest entity on the consolidated balance sheets by an aggregate $10,923,000 and recorded the difference of $9,087,000 for the nine months ended September 30, 2013, which represents the fair value of these purchases above the price paid by the Company, to additional paid-in capital on the consolidated balance sheets.

Because New PE Holdco’s results are consolidated with the Company’s financial results for financial reporting purposes, the acquisition of additional interests in New PE Holdco did not impact the Company’s reported consolidated net income (loss). However, the portion of New PE Holdco’s net income (loss) that is allocated to the Company increased from 34% to 67% during 2012 and from 67% to 85% in 2013, thus changing the net income (loss) attributable to Pacific Ethanol after reducing the net income (loss) attributable to the noncontrolling interests and the Company’s earnings per share.

The Company recognized approximately $124,251,000 and $117,544,000 in net sales and $1,010,000 in net income and $2,327,000 in net loss attributed to New PE Holdco for the three months ended September 30, 2013 and 2012, respectively. Had the Company held an 85% ownership interest in New PE Holdco, for the three months ended September 30, 2012, the Company would have reported a net loss available to common stockholders of $8,560,000 and would have reported a loss per share of $1.11.

The Company recognized approximately $374,967,000 and $332,207,000 in net sales and $2,565,000 in net income and $16,011,000 in net loss attributed to New PE Holdco for the nine months ended September 30, 2013 and 2012, respectively. Had the Company held an 85% ownership interest in New PE Holdco, for the nine months ended September 30, 2013 and 2012, the Company’s reported net loss available to common stockholders would have been $10,759,000 and $29,690,000, respectively, and loss per share would have been $0.94 and $4.63, respectively.

The carrying values and classification of assets that are collateral for the obligations of New PE Holdco as of September 30, 2013 were as follows (in thousands):

Cash and cash equivalents	$60
Other current assets	7,821
Property and equipment	151,612
Other assets	2,947
Total assets	$162,440

The liabilities of New PE Holdco for which creditors do not have recourse to the general credit of Pacific Ethanol, Inc. as of September 30, 2013 were as follows (in thousands):

Current liabilities	$5,665
Long-term debt	101,944
Other liabilities	11,900
Total liabilities	$119,509

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

Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Finished goods	$7,937	$10,230
Work in progress	3,622	3,846
Raw materials	1,282	1,363
Other	888	805
Total	$13,729	$16,244

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2013 and 2012, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $1,168,000 and $52,000 as the change in the fair value of these contracts for the three months ended September 30, 2013 and 2012, respectively. The Company recognized losses of $1,652,000 and gains of $202,000 as the change in the fair value of these contracts for the nine months ended September 30, 2013 and 2012, respectively.

Non-Designated Derivative Instruments – The Company classified its derivative instruments not designated as hedging instruments of $128,000 and $44,000 in other current assets and accrued liabilities, respectively, as of September 30, 2013 and $189,000 and $167,000 in other current assets and accrued liabilities, respectively, as of December 31, 2012.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2013	2012
Commodity contracts	Cost of goods sold	$(1,612)	$(440)

		Unrealized Gains
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2013	2012
Commodity contracts	Cost of goods sold	$444	$388

		Realized Gains (Losses)
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2013	2012
Commodity contracts	Cost of goods sold	$(1,714)	$277

		Unrealized Gains (Losses)
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2013	2012
Commodity contracts	Cost of goods sold	$62	$(479)

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Kinergy operating line of credit	$19,112	$19,711
Senior unsecured notes	16,889	–
Subordinated convertible notes	2,525	–
Plant Owners’ term debt and accrued interest	59,565	54,821
Plant Owners’ operating lines of credit	42,378	46,000
Note payable to related party	750	750
	141,219	121,282
Less: Parent purchased Plant Owners’ term debt	(27,088)	–
Less: Unamortized discount on senior unsecured notes	(2,022)	–
Less: Unamortized discount on convertible notes	(1,142)	–
	110,967	121,282
Less short-term portion	(2,133)	(4,029)
Long-term debt	$108,834	$117,253

Kinergy Operating Line of Credit – For the nine months ended September 30, 2013, Kinergy repaid $599,000, net of borrowings, on its operating line of credit. As of September 30, 2013, Kinergy had an available borrowing base under the credit facility of $5,451,000 and an outstanding principal balance of $19,112,000. At September 30, 2013, the interest rate was approximately 2.75%.

Senior Unsecured Notes – On January 11, 2013, under the terms of a securities purchase agreement dated December 19, 2012 among the Company and five accredited investors, the Company issued and sold to the investors in a private offering $22,192,000 in aggregate principal amount of its senior unsecured notes (“January 2013 Notes”) and warrants to purchase an aggregate of 1,708,700 shares of the Company’s common stock (“January 2013 Financing Transaction”) for aggregate net proceeds of $22,072,000. The warrants have an exercise price of $6.60 per share and expire in January 2018.

Upon closing of the January 2013 Financing Transaction, the Company recorded a debt discount of $2,657,000 associated with the value of the warrants issued in connection with the financing. The debt discount will be amortized over the life of the January 2013 Notes to approximate a yield adjustment.

If at any time the Company receives net cash proceeds from an issuance of equity or equity-linked securities of the Company, interest received from any purchased and outstanding Plant Owners’ term debt, certain sales of assets or as a result of incurring certain indebtedness, then the Company will be obligated to prepay the January 2013 Notes using 100% of all such net cash proceeds, provided that any net proceeds received in connection with an equity-linked issuance must be used to either prepay the January 2013 Notes or purchase certain outstanding debt issued by the Plant Owners. During the nine months ended September 30, 2013, the Company made principal payments on the January 2013 Notes in the aggregate amount of $5,303,000. In addition, the Company purchased $3,500,000 in certain outstanding debt issued by the Plant Owners.

The January 2013 Notes mature on March 30, 2016 and bear interest at a rate of 5% per annum, subject to adjustment. As of the filing of this report, the Company has repaid certain amounts and purchased outstanding debt issued by the Plant Owners in the aggregate principal amount of $8,803,000. If, by January 15, 2014, the principal balance of the January 2013 Notes is not less than $14,269,000, the interest rate will increase commencing on January 15, 2014 by 1% per annum on each of January 15, April 15, July 15 and October 15 until the aggregate outstanding principal balance is less than $14,269,000. Payments due under the January 2013 Notes rank senior to all other indebtedness of the Company and its subsidiaries, other than certain permitted senior indebtedness.

Interest on the January 2013 Notes is payable in cash in arrears on the fifteenth calendar day of each month beginning on March 15, 2013 (each, an “Interest Payment Date”). Subject to the satisfaction of certain equity conditions, at the option of the Company, the Company may elect to pay interest due and payable in shares of its common stock, provided that the interest rate applicable to any outstanding amounts the Company pays in shares will increase by 2% per annum from the then applicable interest rate for the period for which such interest is paid. The number of shares to be issued on any particular Interest Payment Date equals the quotient of (x) the amount of interest payable (assuming payment in shares) on such Interest Payment Date, divided by (y) the product of (i) the weighted average price of the Company’s common stock for the thirty trading days immediately preceding (but excluding) the Interest Payment Date, and (ii) 0.95. As of September 30, 2013, the Company had not made any interest payments in shares of its common stock.

As of September 30, 2013, the aggregate outstanding principal balance of the January 2013 Notes was $16,889,000.

Restrictive Covenants

The January 2013 Notes prohibit the Company from engaging in various activities, including the following: (i) the Company and its subsidiaries may not incur other indebtedness, except for certain permitted indebtedness; (ii) the Company and its subsidiaries may not incur any liens, except for certain permitted liens; (iii) the Company and its subsidiaries may not, directly or indirectly, redeem or repay all or any portion of any indebtedness (except for certain permitted indebtedness) if at the time such payment is due or is made or, after giving effect to such payment, an event constituting, or that with the passage of time and without being cured would constitute, an event of default has occurred and is continuing; (iv) the Company and its subsidiaries may not redeem, repurchase or pay any dividend or distribution on its respective capital stock without the prior consent of the holders of the January 2013 Notes, other than certain permitted distributions; and (v) the Company and its subsidiaries may not sell, lease, assign, transfer or otherwise dispose of any assets of the Company or any subsidiary, except for certain permitted dispositions (including the sales of inventory or receivables in the ordinary course of business).

Registration Rights Agreement

The January 2013 Notes include registration rights which required that the Company file a registration statement with the Securities and Exchange Commission within 30 days of the closing date for the resale by the January 2013 Note holders of up to 2,200,000 shares of common stock underlying the warrants and 491,300 shares of common stock that may be issued as interest shares under the January 2013 Notes. The Company filed the initial registration statement by the 30 day deadline. As part of the Company’s issuance of subordinated convertible notes in March 2013, the initial registration statement was withdrawn with the permission of the January 2013 Note holders. The Company filed another registration statement with the Securities and Exchange Commission covering the warrant shares and interest shares on June 28, 2013, which has been declared effective.

Subordinated Convertible Notes – On March 28, 2013, the Company issued $6,000,000 in aggregate principal amount of its Series A Subordinated Convertible Notes (“Series A Notes”), and warrants to purchase an aggregate of 1,839,600 shares of common stock for aggregate gross proceeds of $6,000,000. On June 21, 2013, the Company issued $8,000,000 in aggregate principal amount of its Series B Subordinated Convertible Notes (“Series B Notes”) for aggregate gross proceeds of $8,000,000. The warrants have an exercise price of $7.70 per share. Of the warrants issued in the transaction, warrants to purchase 788,400 shares of common stock expire in March 2015 and warrants to purchase 1,051,200 shares of common stock expire in June 2015. The net proceeds of these offerings of $12,560,000 were used to (i) purchase $6,665,000 of the Plant Owners’ debt maturing in June 2013, the maturity of which was also extended at the time from June 2013 to June 2016, and of which the Company immediately retired $1,122,000; (ii) acquire an additional 5% ownership interest in New PE Holdco; and (iii) purchase and immediately retire an additional $3,500,000 of the Plant Owners’ term debt.

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

On any day during the period commencing on an installment date and ending on the trading day prior to the next installment date, the holder of a Series A or B Note may, at its election, convert the installment amounts due on up to four future installment dates at the Company Conversion Price in effect on the current installment date, provided that if the Company had elected to convert the installment amount due on the current installment date, the holder may only convert up to three future installment amounts. Upon the occurrence of certain events of default, there will be no limitation on the number of installment amounts that the holder may accelerate and the Company Conversion Price applicable to conversions made pursuant to this acceleration feature will equal the lesser of (i) the Company Conversion Price on the current installment date, (ii) 85% of the Market Price, and (iii) the Fixed Conversion Price then in effect. At September 30, 2013, based on the Company’s most recent conversion price of $3.07, the Series B Notes were convertible into an aggregate of 888,000 shares of the Company’s common stock.

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

From April 1, 2013 through September 30, 2013, the Company made two installment payments and processed a number of conversions. In the aggregate, the Company issued 3,557,000 shares of its common stock in payment of principal and interest in an aggregate amount of $11,554,000 in respect of the Series A and B Notes. In connection with these installment payments and conversions, the Company recorded losses on extinguishments of debt of $2,573,000 and $3,611,000 for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2013, the Series A Notes were fully retired and the aggregate outstanding principal balance of the Series B Notes was $2,525,000. See Note 12 - Subsequent Events.

Plant Owners’ Term Debt and Operating Lines of Credit – The Plant Owners’ debt as of September 30, 2013 consisted of a $33,286,000 tranche A-1 term loan, a $26,279,000 tranche A-2 term loan and a $42,378,000 revolving credit facility. The term and revolving debt require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. At September 30, 2013, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

From July 13, 2012 through June 30, 2013, the Plant Owners entered into transactions which amended the term and revolving debt and extended the maturity dates in respect of the combined term loans and revolving debt from June 25, 2013 to June 30, 2016.

Monthly interest payments due to certain lenders on both the term and revolving debt was deferred and added to the principal amount of the loans. As of September 30, 2013, the extended principal balances above included $8,279,000 of accrued interest that was deferred by the Plant Owners.

Acquisitions of Plant Debt – On January 11, 2013, the Company used $21,500,000 of the proceeds of the January 2013 Financing Transaction to purchase from certain lenders an aggregate amount of $21,500,000 of the Plant Owners’ tranche A-2 term loans. The Company determined that the acquisition of the plant debt was a modification of terms because the lenders who held the acquired plant debt were the lenders under the January 2013 Notes. Based on the Company’s review of the present value of cash flows of the January 2013 Notes compared to the older plant debt, which resulted in a less than 10% change, the modification was not significant and the Company did not record a gain or loss associated with the modification. The Company expensed certain legal costs associated with the debt modification of approximately $408,000, rather than amortizing those expenses over the life of the debt. Because the plant debt acquired is now held by Pacific Ethanol, this specific debt is eliminated in consolidation.

On March 28, 2013, the Company used proceeds from the issuance of its Series A Notes and warrants to purchase $3,500,000 of revolving credit facility debt, at par, from a lender. Under the terms of the amended credit facility, the Company was obligated to immediately forgive the purchased amount of revolving credit facility debt and has permanently reduced the maximum commitment on this facility to $36,500,000.

On March 28, 2013, the Company also used proceeds from the issuance of its Series A Notes and warrants to purchase $2,636,000 of tranche A-2 term loans and an additional 3% ownership interest in New PE Holdco for a combined purchase price of $2,150,000. The Company first allocated $331,000 of this payment to the New PE Holdco ownership interest and the remainder was allocated to the tranche A-2 term loans. The $817,000 difference between the amount the Company allocated to the term loans and the face amount of $2,636,000 was recorded as a gain on extinguishment of debt.

On June 21, 2013, the Company used proceeds from the issuance of its Series B Notes to purchase $1,122,000 of revolving credit facility debt at a discount. Under the terms of the amended credit facility, the Company was obligated to immediately forgive the purchased amount of revolving credit facility debt and has permanently reduced the maximum commitment on this facility to $35,378,000.

On June 21, 2013, the Company also used proceeds from the issuance of its Series B Notes to purchase $2,907,000 of tranche A-1 and A-2 term loans at a discount and an additional 2% ownership interest in New PE Holdco for $197,000.

The Company recorded a gain on extinguishment of debt of $998,000 related to the discount it paid for the revolving and term loans.

New Operating Line of Credit – On October 29, 2012, the Plant Owners entered into a new revolving credit facility that initially provided for up to an additional $10,000,000. The Plant Owners may request increases in the amount of the facility in increments of not less than $1,000,000, up to a maximum additional credit limit of $5,000,000. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay in whole or in part the revolving loans and tranche A-1 loans (and the tranche A-2 loans following the payment in full of the revolving loans and tranche A-1 loans). However, in the event of any prepayment of the tranche A-1 loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments that would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The credit agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium. On January 4, 2013, the Plant Owners entered into an amendment to the new revolving credit facility and extended the maturity date of the facility from June 25, 2013 to June 25, 2015. On March 28, 2013, the lenders approved $5,000,000 in additional availability for a maximum total credit limit of $15,000,000 under the facility. At September 30, 2013, the interest rate was approximately 8.75%. As of September 30, 2013, the Plant Owners had unused availability under the new revolving credit facility of $8,000,000.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of September 30, 2013 and December 31, 2012. Interest on the unpaid principal amount accrues at a rate of 8.00% per annum. On February 7, 2013, the maturity date was extended to March 31, 2014.

6.	CAPITAL LEASE LIABILITIES.

The Company financed capital expenditures in connection with the implementation of corn oil separation technology at its Magic Valley and Stockton facilities. The Company initially recorded aggregate capital lease liabilities of $12,122,000. The Company is required to pay these liabilities with the proceeds from a portion of its corn oil sales, subject to certain minimum payment amounts. The Company has estimated, based on its projected corn oil sales and future minimum payment amounts that its future minimum lease payments are to be $1,147,000 for the remainder of 2013, and $6,769,000, $3,005,000, $900,000, $900,000 and $675,000 for 2014, 2015, 2016, 2017 and 2018, respectively.

7.	COMMON STOCK AND WARRANTS.

Grants of stock – In January 2013, the Company granted 63,334 shares of restricted stock to members of the Company’s Board of Directors, with the exception of its Chief Executive Officer, that vest on the earlier of the date of the Company’s 2013 annual meeting of stockholders, or July 31, 2013, and had a grant date fair value of $5.25 per share. In January 2013, the Company granted an additional 94,171 shares of restricted stock to the Company’s non-executive employees that vest in equal amounts on each of April 1, 2013, 2014 and 2015 and had a grant date fair value of $5.25 per share. In March and April 2013, the Company granted an additional 130,002 shares of restricted common stock to its executive employees that vest in equal installments on each of April 1, 2013, 2014 and 2015 and had a grant date fair value of $5.70 per share. In June 2013, the Company granted an additional 327,775 shares of restricted stock and 229,025 options to the Company’s directors and employees that vest in equal amounts on each of April 1, 2014, 2015 and 2016 and had grant date fair values of $3.74 and $1.68 per share, respectively.

Warrant issuances – In connection with the January 2013 Financing Transaction, the Company issued warrants to purchase an aggregate of 1,708,700 shares of common stock. The warrants have an exercise price of $6.60 per share and expire in January 2018.

In connection with the Company’s issuance of its Series A and B Notes, the Company issued warrants to purchase up to 788,400 and 1,051,200 shares of common stock. The warrants have an exercise price of $7.70 per share and expire in March 2015 and June 2015, respectively.

The Company has determined that the warrants issued in the above transactions did not meet the conditions for classification in stockholders’ equity. As a result, the Company has recorded the warrants as a liability at fair value. The Company will revalue the warrants at each reporting period.

Warrant exercises – During February 2013, certain holders exercised warrants and received 267,733 shares of the Company’s common stock upon payment of an aggregate of $2,064,000 in cash. The Company paid $785,800 in cash to the warrant holders as an inducement for these exercises, which was recorded as an expense. In March 2013, a holder exercised warrants on a cashless basis and received 11,356 shares of the Company’s common stock.

8.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2013, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG, syrup and corn oil. The Company had open ethanol indexed-price contracts for 102,600,000 gallons of ethanol as of September 30, 2013. The Company had open WDG, syrup and corn oil fixed-price sales contracts valued at $134,000 and open indexed-price sales contracts for 2,500 tons of WDG and syrup as of September 30, 2013. These sales contracts are expected to be completed over the next twelve months.

Purchase Commitments – At September 30, 2013, the Company had fixed-price purchase contracts with its suppliers to purchase $14,200,000 of ethanol. These contracts are expected to be satisfied over the next twelve months.

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

On May 24, 2013, GS CleanTech Corporation (“GS CleanTech”), filed a suit in the United States District Court for the Eastern District of California, Sacramento Division (Case No.: 2:13-CV-01042-JAM-AC), naming Pacific Ethanol, Inc. as a defendant. The suit alleges infringement of a patent assigned to GS CleanTech by virtue of certain corn oil separation technology in use at one or more of the ethanol production facilities in which the Company has an interest, including Pacific Ethanol Stockton, LLC, located in Stockton, California. The complaint seeks preliminary and permanent injunctions against the Company, prohibiting future infringement on the patent owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, but in any event no less than a reasonable royalty for the use made of the inventions of the patent, plus attorney’s fees. Pacific Ethanol, Inc. does not itself use any corn oil separation technology and may seek a dismissal on those grounds. Further, although two of the Company’s majority-owned subsidiaries do separate and market corn oil, the Company and its majority-owned subsidiaries strongly disagree that any of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. The Company has since answered the complaint and counterclaimed that the patent claims at issue are invalid and that the Company is not infringing.

9.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

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

Significant assumptions used and related fair values for the warrants as of September 30, 2013 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
06/21/2013	$7.70	58.7%	0.22%	1.49	27.7%	1,051,200	$494,600
03/28/2013	$7.70	58.7%	0.22%	1.49	27.7%	788,400	370,300
01/11/2013	$6.60	64.7%	1.01%	4.28	46.5%	1,708,700	1,940,500
09/26/2012	$8.85	61.6%	0.33%	1.99	46.5%	1,770,800	315,000
07/3/2012	$6.36	63.7%	1.01%	3.76	43.5%	1,812,400	2,018,100
07/3/2012	$5.68	48.2%	0.02%	0.26	42.8%	803,900	34,700
12/13/2011	$8.92	61.0%	0.63%	3.21	39.9%	305,700	318,000
							$5,491,200

Significant assumptions used and related fair values for the warrants as of December 31, 2012 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
09/26/2012	$8.85	70.2%	0.36%	2.74	53.9%	1,833,000	$1,112,000
07/3/2012	$7.50	76.1%	0.72%	4.51	55.5%	1,867,000	2,756,000
07/3/2012	$6.45	69.3%	0.16%	1.01	55.5%	930,000	509,000
12/13/2011	$12.45	74.4%	0.54%	3.95	52.3%	330,000	480,000
10/6/2010	$1.80	76.0%	0.72%	4.80	46.4%	17,000	35,000
							$4,892,000

Convertible Notes – The conversion feature imbedded in the convertible notes was valued using a combination of a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. Significant assumptions used and related fair value for the conversion feature as of September 30, 2013 were as follows:

Instrument	Initial Conversion Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Fair Value
Series B Notes	$15.00	50.7%	0.04%	0.50	14.2%	$1,139,100

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at September 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$128	$–	$–	$128
Total Assets	$128	$–	$–	$128

Liabilities:
Warrants(2)	$–	$–	$5,491	$5,491
Conversion feature(2)	–	–	1,139	1,139
Commodity contracts(3)	44	–	–	44
Total Liabilities	$44	$–	$6,630	$6,674

__________

(1)   Included in other current assets in the consolidated balance sheets.

(2)   Included in warrant liabilities and conversion features at fair value in the consolidated balance sheets.

(3)   Included in accrued liabilities in the consolidated balance sheets.

The following table summarizes fair value measurements by level at December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$189	$–	$–	$189
Total Assets	$189	$–	$–	$189

Liabilities:
Warrants(2)	$–	$–	$4,892	$4,892
Commodity contracts(3)	167	–	–	167
Total Liabilities	$167	$–	$4,892	$5,059

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

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs were as follows (in thousands):

	Warrants	Conversion Features
Balance, December 31, 2012	$4,892	$–
Issuance of warrants in January offering	2,657	–
Issuance of notes and warrants on March 28, 2013	1,572	1,401
Issuance of notes on June 21, 2013	–	2,929
Conversions of notes	–	(4,269)
Exercises of warrants	(260)	–
Adjustments to fair value	(3,370)	1,078
Balance, September 30, 2013	$5,491	$1,139

Other financial instruments not measured at fair value on a recurring basis include accounts receivable, net, accounts payable – trade, accrued liabilities, current portion – long-term debt, accrued preferred dividends, other liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments as reported on the Company’s consolidated balance sheets as of September 30, 2013 and December 31, 2012. The carrying value of the long-term debt either has a short period to maturity or bears interest at a variable rate and therefore is also considered to approximate fair value.

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2013
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(4,971)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(5,290)	13,177	$(0.40)

	Three Months Ended September 30, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(5,971)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(6,290)	7,712	$(0.82)

	Nine Months Ended September 30, 2013
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(9,374)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss available to common stockholders	$(10,320)	11,380	$(0.91)

	Nine Months Ended September 30, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(13,553)
Less: Preferred stock dividends	(949)
Basic and diluted loss per share:
Loss available to common stockholders	$(14,502)	6,414	$(2.26)

There were an aggregate of 2,094,000 and 1,503,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and nine months ended September 30, 2013, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three and nine months ended September 30, 2013, as their effect would have been anti-dilutive.

11.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company accrues dividends quarterly in respect of its Series B Preferred Stock. Since the beginning of 2012, the Company has paid these dividends quarterly in cash. During 2009, 2010 and 2011, however, the Company accrued but did not pay dividends aggregating $7,315,000. Beginning in 2012, the Company has entered into a series of agreements with the parties to whom unpaid dividends were owed under which the Company issued shares of its common stock in satisfaction of a portion of the accrued and unpaid dividends. In connection with each payment of accrued and unpaid dividends, the payees agreed to forebear for a term from exercising any rights they may have with the respect to accrued and unpaid dividends. The following table summarizes the details of the Company’s agreements with the holders of its Series B Preferred Stock:

Agreement Date	Amount of Dividends Paid	Shares of Common Stock Issued	Extended Forbearance Date

August 12, 2012	$732,000	157,000	January 1, 2014
December 26, 2012	$732,000	144,500	June 30, 2014
March 27, 2013	$732,000	139,000	September 30, 2014
July 26, 2013	$731,000	175,000	December 31, 2014
September 17, 2013	$731,000	197,000	March 31, 2015
Total	$3,658,000	812,500

Accrued and unpaid dividends	$3,657,000

The Company believes it has adequate liquidity to continue to pay quarterly dividends in cash for at least the next twelve months. The Company may continue to pay down the balance of accrued and unpaid dividends in respect of its Series B Preferred Stock by issuing additional shares of common stock. The Company does not believe that these contemplated dividend payments in cash and stock will materially impact its liquidity. If the Company fails to make ongoing quarterly cash dividend payments, it will be in default under the terms of its agreements with the holders of its Series B Preferred Stock and the holders’ current forbearance through March 31, 2015 will be ineffective. The Company could experience a material adverse effect on its liquidity if it is required to pay in cash the entire current balance of accrued and unpaid dividends; however, the Company believes such an outcome is remote.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of September 30, 2013 and December 31, 2012. On February 7, 2013, the maturity date was extended to March 31, 2014.

12. SUBSEQUENT EVENTS.

Series B Notes – From October 1, 2013 through November 8, 2013, the Company processed a number of conversions in respect of the Series B Notes. In the aggregate, the Company issued 773,000 shares of its common stock in payment of principal in an aggregate amount of $2,275,000 plus interest in respect of the Series B Notes. As of November 8, 2013, the Series B Notes had an aggregate outstanding principal balance of $250,000.

Sugar Feedstock Purchase – On October 1, 2013, the Company purchased $6,900,000 of raw beet sugar to be used as feedstock over the next twelve months. The Company paid $1,900,000 in cash and financed $5,000,000, which amount is to be repaid in weekly installments based on the amount of sugar shipped to the Company with any remaining principal amount and accrued interest due and payable at maturity on September 30, 2014.

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

Any of the factors described immediately above, or referenced from time to time in our filings with the Securities and Exchange Commission or in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We are the leading marketer and producer of low-carbon renewable fuels in the Western United States.

We market all the ethanol produced by the Pacific Ethanol Plants, all the ethanol produced by two other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market ethanol co-products for the Pacific Ethanol Plants, including WDG. In addition, we began producing and selling corn oil at our Magic Valley plant in June 2013 and at our Stockton plant in October 2013.

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

Current Initiatives and Outlook

Our ownership interest in the Pacific Ethanol Plants is now at 85%. At current production margins, the Pacific Ethanol Plants are operating profitably and contributing positively to our overall financial position. During the third quarter, our corn basis—a measure of the immediate cash price of delivered corn versus the future price of corn for Chicago delivery—was uncommonly high in the regions in which we operate, resulting in a higher delivered cost of corn and therefore lower margins. As of the filing of this report, corn basis has, however, returned to normal levels. Our fourth quarter is a seasonally slow quarter, but we expect a balanced supply and demand for ethanol during the fourth quarter and ethanol blend rates at least at current levels through 2014.

As noted above, we began producing and selling corn oil at our Magic Valley and Stockton facilities in June 2013 and October 2013, respectively, allowing us to diversify our revenue and providing immediate incremental gross profit. We began producing corn oil in nominal amounts at our Magic Valley facility in the third quarter of 2013. We are currently producing corn oil in meaningful amounts at both facilities. We are evaluating whether and when to implement corn oil production technology at the remaining two Pacific Ethanol Plants.

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

We also continue to diversify our feedstock by using a blend of corn, sorghum and soon raw beet sugar, which reduces feedstock costs and reduces the carbon output of ethanol we produce. The United States Department of Agriculture anticipates a record 2013-2014 corn crop, but we are uncertain how the new crop will affect our ethanol production and intend to operate the Pacific Ethanol Plants with flexibility in anticipation of the new crop.

Our strategic goals for the balance of 2013 and into 2014 include further improving operating efficiencies at the Pacific Ethanol Plants; continuing to diversify our revenue and feedstock; and continuing to increase the value of our produced ethanol by further reducing its carbon intensity, all of which are directed at supporting sustained profitable growth.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Variance	2013	2012	Variance
Production gallons sold (in millions)	37.1	33.5	10.7%	109.2	106.0	3.0%
Third party gallons sold (in millions)	67.8	73.8	(8.1)%	197.7	232.7	(15.0)%
Total gallons sold (in millions)	104.9	107.3	(2.2)%	306.9	338.7	(9.4)%

Average sales price per gallon	$2.62	$2.65	(1.1)%	$2.67	$2.43	9.9%

Corn cost per bushel – CBOT equivalent	$5.02	$7.72	(35.0)%	$6.22	$6.73	(7.6)%
Average basis	$2.42	$1.17	106.8%	$1.68	$1.09	54.1%
Average delivered cost of corn	$7.44	$8.89	(16.3)%	$7.90	$7.82	1.0%

Co-product revenues as % of delivered cost of corn	29.2%	27.1%	7.7%	28.3%	26.2%	8.0%
Average CBOT ethanol price per gallon	$2.23	$2.51	(11.2)%	$2.39	$2.29	(4.4)%
Average CBOT corn price per bushel	$5.14	$7.83	(34.4)%	$6.29	$6.81	(7.6)%

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Net sales	$233,880	$215,860	$18,020	8.3%	$693,147	$619,026	$74,121	12.0%
Cost of goods sold	230,357	218,300	12,057	5.5%	681,813	633,843	47,970	7.6%
Gross profit (loss)	$3,523	$(2,440)	$5,963	NM	$11,334	$(14,817)	$26,151	NM
Percentage of net sales	1.5%	(1.1)%			1.6%	(2.4)%

Net Sales

The increase in our net sales for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was due to an increase in our production gallons sold.

Our average sales price per gallon decreased 1% to $2.62 and increased 10% to $2.67 for the three and nine months ended September 30, 2013 from average sales prices per gallon of $2.65 and $2.43 for the same periods in 2012, respectively. The decrease in our average sales price per gallon for the three months ended September 30, 2013 was primarily due to lower ethanol prices in the overall market, slightly offset by premiums received in the California market due to California’s Low-Carbon Fuel Standard, which we believe allows us to capture a premium for ethanol we produce and sell within California. The increased in our average sales price for the nine months ended September 30, 2013, was primarily related to higher ethanol prices in the overall ethanol market.

Our total volume of ethanol gallons sold decreased by 2.4 million gallons, or 2%, to 104.9 million gallons and by 31.8 million gallons, or 9%, to 306.9 million gallons for the three and nine months ended September 30, 2013 as compared to 107.3 million gallons and 338.7 million gallons for the same periods in 2012, respectively. The overall decrease in our total volume of ethanol gallons sold is primarily attributable to a reduction in gallons sold through our third-party ethanol marketing arrangements, predominantly due to the expiration without renewal in May 2013 of our prior marketing arrangement with Front Range Energy, LLC.

Cost of Goods Sold and Gross Profit (Loss)

Our gross margin increased to a positive 1.5% for the three months ended September 30, 2013 from a negative 1.1% for the same period in 2012. Our gross profit (loss) increased to $3.5 million for the three months ended September 30, 2013 from a loss of $2.4 million for the same period in 2012. Our gross margin increased to positive 1.6% for the nine months ended September 30, 2013 from negative 2.4% for the same period in 2012. Our gross profit (loss) increased to $11.3 million for the nine months ended September 30, 2013 from a loss of $14.8 million for the same period in 2012. The increases in our gross margin and our gross profit for these periods were primarily due to significantly improved crush and commodity margins and higher production yields. Crush and commodity margins reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas.

Gross profit for the three and nine months ended September 30, 2013, was tempered by uncommonly high corn basis in the regions in which we operate and related derivative losses. Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery. During the three months ended September 30, 2013, there was a significant drop in future corn prices in anticipation of a large corn harvest. The market concurrently experienced a sharp increase in corn basis in response to actual tightness in present corn supplies. Our basis costs are a combination of corn basis at various Midwest corn origination points, plus freight costs for delivery to our plants in the Western United States. Corn buyers industry wide also experienced historically high corn basis when purchasing corn for immediate delivery.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Selling, general and administrative expenses	$2,511	$2,898	$(387)	(13.4)%	$9,649	$9,400	$249	2.6%
Percentage of net sales	1.1%	1.3%			1.4%	1.5%

Our SG&A decreased as a percentage of net sales for the three and nine months ended September 30, 2013 as compared to the same periods in 2012.

Our SG&A decreased $0.4 million to $2.5 million for the three months ended September 30, 2013 as compared to $2.9 million for the same period in 2012. The decrease in SG&A is primarily due to the following factors:

•	a decrease in lease expense of $0.3 million due to the expiration of certain lease agreements; and

•	a decrease in payroll and compensation of $0.3 million due to lower administrative head count.

These decreases were partially offset by an increase in noncash compensation expenses of $0.2 million due to restricted stock and option awards to our employees and members of our board of directors during the period.

Our SG&A increased $0.2 million to $9.6 million for the nine months ended September 30, 2013 as compared to $9.4 million for the same period in 2012. The increase in SG&A is primarily due to the following factors:

•	an increase in professional fees of $0.5 million due to non-capitalized expenses associated with the issuance of our senior unsecured notes in January 2013;

•	an increase in other professional fees of $0.2 million due to expenses related to our special meeting of stockholders in May 2013; and

•	an increase in noncash compensation expenses of $0.6 million due to restricted stock and option awards to our employees and members of our board of directors during the period.

These increases were partially offset by:

•	a decrease in lease expense of $0.5 million due to the expiration of certain lease agreements; and

•	a decrease in payroll and compensation of $0.5 million due to lower administrative head count.

Fair Value Adjustments and Warrant Inducements

The following table presents our fair value adjustments and warrant inducements in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Fair value adjustments and warrant inducements	$762	$(900)	$1,662	NM	$1,507	$352	$1,155	328.1%
Percentage of net sales	0.3%	(0.4)%			0.2%	0.1%

We have issued warrants in various financing transactions since 2010. These warrants were recorded at fair value. We adjusted the fair values of the warrants and recorded aggregate adjustments reflecting gains of $0.8 million and losses of $0.9 million for the three months ended September 30, 2013 and 2012, respectively. We adjusted the fair values of the warrants and recorded aggregate adjustments reflecting gains of $2.3 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. These changes were primarily due to changes in our stock price as compared to the beginning of those periods.

In addition, for the nine months ended September 30, 2013, we paid $0.8 million in cash to holders of certain warrants to induce the warrant holders to exercise their warrants. The warrants had higher exercise prices than our stock price at the time. We recorded the $0.8 million payment as an additional expense.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Interest expense, net	$4,530	$3,378	$1,152	34.1%	$11,983	$9,380	$2,603	27.8%
Percentage of net sales	1.9%	1.6%			1.7%	1.5%

Interest expense, net increased by $1.1 million to $4.5 million for the three months ended September 30, 2013 from $3.4 million for the same period in 2012. Interest expense, net increased by $2.6 million to $12.0 million for the nine months ended September 30, 2013 from $9.4 million for the same period in 2012. The increase in interest expense, net for these periods is primarily due to increased average debt balances, in part resulting from the issuance of our senior unsecured notes in January 2013 and our convertible notes in March and June 2013. Proceeds from these issuances were used to repay certain higher interest rate bearing debt, reducing consolidated interest expense, which, however, was partially offset by an increase in amortization of debt discounts resulting from these issuances.

Loss on Extinguishments of Debt

The following table presents our loss on extinguishments of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Loss on extinguishments of debt	$2,573	$–	$2,573	NM	$1,795	$–	$1,795	NM
Percentage of net sales	1.1%	–%			0.3%	–%

For the nine months ended September 30, 2013, we extinguished New PE Holdco debt by paying $1.8 million in cash less than the amount of the debt, and as such, recorded a gain on extinguishment of debt in an equivalent amount. Further, for the three and nine months ended September 30, 2013 we recorded losses of $2.6 and $3.6 million, respectively, related to conversions of our convertible notes into shares of our common stock at a discount to prevailing market prices.

Other Expense, net

The following table presents our other expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Other expense, net	$106	$105	$1	1.0%	$321	$499	$(178)	(35.7)%
Percentage of net sales	0.0%	0.0%			0.0%	0.1%

Other expense, net remained flat for the three months ended September 30, 2013 compared to the same period in 2012. Other expense, net decreased by $0.2 million to $0.3 million for the nine months ended September 30, 2013 from $0.5 million for the same period in 2012. The decreases in other expense, net for these periods are primarily due to reductions in bank fees related to the Plant Owners’ debt.

Net Loss Attributed to Noncontrolling Interest in Variable Interest Entity

The following table presents the portion of our net loss attributed to noncontrolling interest in variable interest entity in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Net loss attributed to noncontrolling interest in variable interest entity	$464	$3,750	$(3,286)	(87.6)%	$1,533	$20,191	$(18,658)	(92.4)%
Percentage of net sales	0.2%	1.7%			0.2%	3.3%

Net loss attributed to noncontrolling interest in variable interest entity relates to our consolidated treatment of New PE Holdco, a variable interest entity. For the three and nine months ended September 30, 2013 and 2012, we consolidated the entire income statement of New PE Holdco. However, because we owned only 85% and 67% of New PE Holdco for the three months ended September 30, 2013 and 2012, respectively, we reduced our consolidated net loss for the noncontrolling interest, which was the ownership interest that we did not own. The decreases in net loss for the periods are due to the increase in our ownership interest in New PE Holdco and caused by the substantial increases in our gross profit for the periods, as discussed above, much of which was generated at the Pacific Ethanol Plant level.

Net Loss Attributed to Pacific Ethanol

The following table presents our net loss attributed to Pacific Ethanol in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Net loss attributed to Pacific Ethanol	$(4,971)	$(5,971)	$1,000	(16.7)%	$(9,374)	$(13,553)	$4,179	(30.8)%
Percentage of net sales	(2.1)%	(2.8)%			(1.4)%	(2.2)%

Net loss attributed to Pacific Ethanol improved during the three and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily due to the substantial increases in our gross profit for the periods, as discussed above.

Preferred Stock Dividends and Loss Available to Common Stockholders

The following table presents our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, dividends in dollars and as a percentage of net sales, and our loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Preferred stock dividends	$319	$319	$–	–%	$946	$949	$(3)	(0.3)%
Percentage of net sales	0.1%	0.1%			0.1%	0.2%

Loss available to common stockholders	$(5,290)	$(6,290)	$1,000	(15.9)%	$(10,320)	$(14,502)	$4,182	(28.8)%
Percentage of net sales	(2.3)%	(2.9)%			(1.5)%	(2.3)%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid cash dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for the three months ended September 30, 2013 and 2012, and $0.9 million for the nine months ended September 30, 2013 and 2012.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, we funded our operations primarily from cash flow from operations, cash on hand, borrowings under our credit facilities and various capital raising transactions in which we raised net proceeds of $36.7 million through the issuance of senior unsecured notes, unsecured subordinated convertible notes and in connection with the exercise of warrants. These funds were used to fund our operations, purchase Pacific Ethanol Plant debt of $27.1 million, make other debt related payments of $13.9 million and purchase additional ownership interests in New PE Holdco for $1.8 million.

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

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if crush and commodity margins, which reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas, decline in any material respect, or if other unforeseen circumstances occur, we may require additional financing. We also may require additional capital to restart our Madera, California facility. Our failure to raise capital, if and when needed, could restrict our growth or hinder our ability to compete.

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

	September 30, 2013	December 31, 2012	Variance
Cash and cash equivalents	$9,175	$7,586	20.9%
Current assets	$63,274	$57,432	10.2%
Current liabilities	$19,039	$12,415	53.4%
Current portion – long-term debt	$2,133	$4,029	(47.1)%
Notes payable, noncurrent portion	$108,834	$117,253	(7.2)%
Total liabilities of variable interest entity	$119,509	$105,315	13.5%
Working capital	$44,235	$45,017	(1.7)%
Working capital ratio	3.32	4.63	(28.3)%

Change in Working Capital and Cash Flows

Working capital decreased to $44.2 million at September 30, 2013 from $45.0 million at December 31, 2012 primarily as a result of an increase in current liabilities of $6.6 million, which was partially offset by an increase in current assets of $5.8 million.

Current assets increased primarily due to increases in prepaid inventory of $5.8 million, cash of $1.6 million and accounts receivable, net of $1.1 million, all of which were associated with higher net sales for the period, which were partially offset by decreases in inventories of $2.5 million. Current liabilities increased primarily due to increases in current portion of capital leases of $5.1 million associated with our implementation of corn oil separation technology, and trade accounts payable of $3.5 million, which was associated with higher net sales for the period, partially offset by a decrease in current portion of long-term debt of $1.9 million due to our repayment of long-term debt during the period.

Cash provided by operating activities of $4.9 million resulted primarily from a consolidated net loss of $10.9 million, depreciation and amortization of $9.0 million, interest expense added to the Plant Owners’ debt of $4.7 million, an increase in accounts payable and accrued expenses of $3.1 million, loss on extinguishments of debt of $1.8 million, amortization of deferred financing fees of $1.6 million and a decrease in inventories of $2.5 million , partially offset by fair value adjustments and warrant inducements of $2.3 million, increases in prepaid inventory of $5.8 million, prepaid expenses and other assets of $1.7 million and accounts receivable of $1.3 million.

Cash used in investing activities of $3.8 million resulted primarily from additions to property and equipment of $1.9 million and purchases of additional New PE Holdco ownership interests for $1.8 million.

Cash provided by financing activities of $0.5 million resulted from proceeds from the issuance of senior unsecured notes and convertible notes in the aggregate of $36.2 million, proceeds from exercises of warrants of $2.1 million and proceeds from borrowings of $5.0 million, partially offset by purchases of the Plant Owners’ debt of $25.3 million, principal payments on senior unsecured notes and the Plant Owners’ borrowings of $13.9 million, debt issuance costs of $1.6 million, cash payment of dividends in respect of our Series B Preferred Stock of $0.9 million and capital lease payments of $0.5 million.

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

The credit facility also includes the accounts receivable of PAP, one of our indirect wholly-owned subsidiaries, as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to the extent that quarterly payments would result in PAP recording less than $0.1 million of net income in the quarter.

Kinergy and PAP are collectively required to generate aggregate earnings before interest, taxes, depreciation and amortization, or EBITDA, of $450,000 for each calendar quarter and aggregate EBITDA of $1.1 million for each two consecutive calendar quarters. These amounts are required through December 31, 2013. In 2014, the required EBITDA amounts increase to $0.5 million per calendar quarter and $1.3 million for each two consecutive calendar quarters. Further, for all monthly periods, Kinergy and PAP must collectively maintain a fixed charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $0.1 million absent the lender’s prior consent. Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender.

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Years Ended December 31,
	2013	2012	2012	2011

EBITDA Requirement – Three Months	$450	$450	$450	N/A
Actual	$879	$2,117	$1,165	N/A
Excess	$429	$1,667	$715	N/A

EBITDA Requirement – Six Months	$1,100	$1,100	$1,100	$800
Actual	$2,111	$3,047	$3,282	$858
Excess	$1,011	$1,947	$2,182	$58

Fixed Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	15.53	3.63	8.84	4.26
Excess	13.53	1.63	6.84	2.26

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2013, Kinergy had an available borrowing base under the credit facility of $5.5 million and an outstanding balance of $19.1 million.

Plant Owners’ Term Debt and Operating Lines of Credit

The Plant Owners’ debt as of September 30, 2013 consisted of a $33.3 million tranche A-1 term loan, a $26.3 million tranche A-2 term loan and a $42.4 million revolving credit facility. The term and revolving debt require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. At September 30, 2013, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

From July 13, 2012 through March 31, 2013, the Plant Owners entered into transactions which amended the term and revolving debt and extended the maturity dates of the combined term loans and revolving debt from June 25, 2013 to June 30, 2016.

Monthly interest payments due to certain lenders on both the term and revolving debt was deferred and added to the principal amount of the loans. As of September 30, 2013, the extended principal balances above included $8.3 million of accrued interest that was deferred by the Plant Owners.

On October 29, 2012, the Plant Owners entered into a new revolving credit facility that provides for up to an additional $10.0 million. The Plant Owners may request increases in the amount of the facility in increments of not less than $1.0 million, up to a maximum additional credit limit of $5.0 million. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay in whole or in part the revolving loans and tranche A-1 loans (and the tranche A-2 loans following the payment in full of the revolving loans and tranche A-1 loans). However, in the event of any prepayment of the tranche A-1 loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments that would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The credit agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium. On January 4, 2013, the Plant Owners entered into an amendment to the new revolving credit facility and extended the maturity date of the facility from June 25, 2013 to June 25, 2015. On March 28, 2013, the lenders approved $5.0 million in additional availability for a maximum total credit limit of $15.0 million under the facility. As of September 30, 2013, the Plant Owners had unused availability under the new revolving credit facility of $8.0 million.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Pacific Ethanol Debt

Senior Unsecured Notes

On January 11, 2013 we issued and sold $22.2 million in aggregate principal amount of senior unsecured notes, or January 2013 Notes, and warrants to purchase an aggregate of 1.7 million shares of our common stock for aggregate net proceeds of $22.1 million. The warrants have an exercise price of $6.60 per share and expire in January 2018.

If we issue equity or equity-linked securities, receive interest from any purchased and outstanding Plant Owners’ term debt, conduct certain sales of assets or incur certain indebtedness, then we will be obligated to prepay the January notes using all net cash proceeds from the transaction, provided that any net proceeds received in connection with an equity-linked issuance must be used to either prepay the notes or purchase certain outstanding debt issued by the Plant Owners. Interest on the notes is payable in cash in arrears on the fifteenth day of each month beginning on March 15, 2013. Subject to the satisfaction of certain equity conditions, at our option, we may elect to pay interest due and payable in shares of our common stock, provided that the interest rate applicable to any outstanding amounts we pay in shares of common stock will increase by 2% per annum from the then applicable interest rate for the period for which such interest is paid. The number of shares to be issued for any particular interest payment equals the quotient of (x) the amount of interest payable (assuming payment in shares), divided by (y) the product of (i) the weighted average price of our common stock for the thirty trading days immediately preceding (but excluding) the payment due date, and (ii) 0.95. During the nine months ended September 30, 2013, we made principal payments on our January 2013 Notes of $5.3 million. In addition, we purchased $3.5 million in certain outstanding debt issued by the Plant Owners.

The January 2013 Notes mature on March 30, 2016 and bear interest at a rate of 5% per annum, subject to adjustment. As of the filing of this report, we have repaid certain amounts and purchased outstanding debt issued by the Plant Owners in the aggregate principal amount of $8.8 million. If, by January 15, 2014, the principal balance of the January 2013 Notes is not less than $14.3 million, the interest rate will increase commencing on January 15, 2014 by 1% per annum on each of January 15, April 15, July 15 and October 15 until the aggregate outstanding principal balance is less than $14.3 million. Payments due under the January 2013 Notes rank senior to all of our other indebtedness, including the indebtedness of our subsidiaries, other than certain permitted senior indebtedness.

As of September 30, 2013, the aggregate outstanding principle balance of the January 2013 Notes was $16.9 million.

Series A and B Notes

On March 28, 2013, we issued $6.0 million in Series A Subordinated Convertible Notes, or Series A Notes, and warrants to purchase an aggregate of 1.8 million shares of our common stock for aggregate gross proceeds of $6.0 million. The warrants have an exercise price of $7.70 per share. Of the warrants issued in the transaction, warrants to purchase 0.8 million shares of common stock expire in March 2015 and warrants to purchase 1.0 million shares of common stock expire in June 2015. On June 21, 2013, we issued $8.0 million in Series B Subordinated Convertible Notes, or Series B Notes, for aggregate gross proceeds of $8.0 million. We raised aggregate net proceeds from these offerings of $12.6 million.

Unless converted or redeemed earlier, the Series B Notes will mature on March 28, 2014. The Series B Notes bear interest at 5% per annum, compounded monthly. All amounts due under the Series B Notes are convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a conversion price, or Fixed Conversion Price, which is subject to adjustment as described below.

The Series B Notes were initially convertible into shares of our common stock at the initial Fixed Conversion Price of $15.00 per share. If we sell or issue any securities with “floating” conversion prices based on the market price of our common stock, the holder of a Series B Note will have the right thereafter to substitute the “floating” conversion price for the Fixed Conversion Price upon conversion of all or part of the Series B Note.

Amortization payments, together with accrued and unpaid interest on the Series B Notes, are payable on monthly installment dates. On or prior to the tenth calendar day before each installment date, we are required to deliver a notice electing to effect a redemption in cash or a conversion of the installment amount due on the installment date into shares of our common stock. Our ability to pay an installment amount in shares of our common stock is subject to numerous equity conditions, the failure of any of which, unless waived, will require that we pay an installment amount solely in cash. On the applicable installment date, we are required to deliver to the holders of the Series B Notes an amount of shares of common stock equal to that portion of the installment amount being converted divided by the lesser of the then existing Fixed Conversion Price and 85% of the Market Price on the installment date, or Company Conversion Price. The “Market Price” on any given date is equal to the lesser of (i) the volume weighted average price on the trading day immediately preceding the date of determination, and (ii) the average of the three lowest volume weighted average prices during the ten trading day period ending on the trading day immediately prior to the date of determination.

The holder of a Series B Note may, at the holder’s election by giving notice to us, defer the payment of the installment amount due on any installment date to another installment date, in which case the amount deferred will become part of the subsequent installment date and will continue to accrue interest.

On any day during the period commencing on an installment date and ending on the trading day prior to the next installment date, the holder of a Series B Note may, at its election, convert the installment amounts due on up to four future installment dates at the Company Conversion Price in effect on the current installment date, provided that if we had elected to convert the installment amount due on the current installment date, the holder may only convert up to three future installment amounts. Upon the occurrence of certain events of default, there will be no limitation on the number of installment amounts that the holder may accelerate and the Company Conversion Price applicable to conversions made pursuant to this acceleration feature will equal the lesser of (i) the Company Conversion Price on the current installment date, (ii) 85% of the Market Price (as defined below), and (iii) the Fixed Conversion Price then in effect.

As of September 30, 2013, the Series A Notes were fully retired and the aggregate outstanding principal balance of the Series B Notes was $2.5 million.

Note Payable to Related Party

We have a note payable to our Chief Executive Officer totaling $0.8 million that matures on March 31, 2014.

Series B Preferred Stock Dividends

We accrue dividends quarterly in respect of our Series B Preferred Stock. Since the beginning of 2012, we have paid these dividends quarterly in cash. During 2009, 2010 and 2011, however, we accrued but did not pay dividends aggregating $7.3 million. Beginning in 2012, we entered into a series of agreements with the parties to whom unpaid dividends were owed under which we issued shares of our common stock in satisfaction of a portion of the accrued and unpaid dividends. In connection with each payment of accrued and unpaid dividends, the payees agreed to forebear for a term from exercising any rights they may have with the respect to accrued and unpaid dividends. The following table summarizes the details of our agreements with the holders of our Series B Preferred Stock:

Agreement Date	Amount of Dividends Paid	Shares of Common Stock Issued	Extended Forbearance Date

August 12, 2012	$732,000	157,000	January 1, 2014
December 26, 2012	$732,000	144,500	June 30, 2014
March 27, 2013	$732,000	139,000	September 30, 2014
July 26, 2013	$731,000	175,000	December 31, 2014
September 17, 2013	$731,000	197,000	March 31, 2015
Total	$3,658,000	812,500

Accrued and unpaid dividends	$3,657,000

We believe we have adequate liquidity to continue to pay quarterly dividends in cash for at least the next twelve months. We may continue to pay down the balance of accrued and unpaid dividends in respect of our Series B Preferred Stock by issuing additional shares of common stock. We do not believe that these contemplated dividend payments in cash and stock will materially impact our liquidity. If we fail to make ongoing quarterly cash dividend payments, we will be in default under the terms of our agreements with the holders of our Series B Preferred Stock and the holders’ current forbearance through March 31, 2015 will be ineffective. We could experience a material adverse effect on our liquidity if we are required to pay in cash the entire current balance of accrued and unpaid dividends; however, we believe such an outcome is remote.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2013 and 2012.

Impact of New Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2013 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

On May 24, 2013, GS CleanTech Corporation (“GS CleanTech”), filed a suit in the United States District Court for the Eastern District of California, Sacramento Division (Case No.: 2:13-CV-01042-JAM-AC), naming Pacific Ethanol, Inc. as a defendant. The suit alleges infringement of a patent assigned to GS CleanTech by virtue of certain corn oil separation technology in use at one or more of the ethanol production facilities in which we have an interest, including Pacific Ethanol Stockton, LLC, located in Stockton, California. The complaint seeks preliminary and permanent injunctions against us, prohibiting future infringement on the patent owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, but in any event no less than a reasonable royalty for the use made of the inventions of the patent, plus attorney’s fees. Pacific Ethanol, Inc. does not itself use any corn oil separation technology and may seek a dismissal on those grounds. Further, although two of our majority-owned subsidiaries do separate and market corn oil, we and our majority-owned subsidiaries strongly disagree that any of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. We have since answered the complaint and counterclaimed that the patent claims at issue are invalid and that we are not infringing.

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

For the three and nine months ended September 30, 2013 and 2012, we declared and paid in cash an aggregate of $0.3 million and $0.9 million, respectively, in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Series B Preferred Stock Dividends.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	Letter Agreement, dated July 26, 2013, by and among Pacific Ethanol, Inc. and holders of Series B Cumulative Convertible Preferred Stock (1)
10.2	Letter Agreement, dated September 13, 2013, by and among Pacific Ethanol, Inc. and holders of Series B Cumulative Convertible Preferred Stock (2)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)(**)
101.SCH	XBRL Taxonomy Extension Schema (*)(**)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)(**)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)(**)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)(**)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)(**)

____________________

(*)	Filed herewith.
(**)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
(#)	Certain of the agreements filed as exhibits to this report contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for July 26, 2013 filed with the Securities and Exchange Commission on July 31, 2013.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for September 13, 2013 filed with the Securities and Exchange Commission on September 17, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: November 12, 2013	By:	/s/ Bryon T. McGregor
Bryon T. McGregor Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

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

