Form 10-K
period 2013-12-31
Pacific Ethanol, Inc.
filed 2014-03-31
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21467

PACIFIC ETHANOL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2170618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 403-2123

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $45.3 million as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 28, 2014 was 18,014,034.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2014 Annual Meeting of Stockholders to be filed on or before April 30, 2014.

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

PART I

Item 1. Business.

Business Overview

We are the leading producer and marketer of low-carbon renewable fuels in the Western United States.

We market all the ethanol produced by four ethanol production facilities located in California, Idaho and Oregon, or the Pacific Ethanol Plants, all the ethanol produced by two other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market ethanol co-products, including wet distillers grains, or WDG, and corn oil for the Pacific Ethanol Plants.

We have extensive customer relationships throughout the Western United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. Our WDG customers are dairies and feedlots located near the Pacific Ethanol Plants. Our corn oil is sold to poultry and biodiesel customers.

We have extensive supplier relationships throughout the Western and Midwestern United States. In some cases, we have marketing agreements with suppliers to market all of the output of their facilities.

We hold a 91% ownership interest in New PE Holdco LLC, or New PE Holdco, the owner of each of the plant holding companies, or the Plant Owners, that collectively own the Pacific Ethanol Plants. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with New PE Holdco and the Plant Owners, including supplying all goods and materials necessary to operate and maintain each Pacific Ethanol Plant. In operating the Pacific Ethanol Plants, we direct the production process to obtain optimal production yields, lower costs by leveraging our infrastructure, enter into risk management agreements such as insurance policies and manage commodity risk practices. We also have responsibility for any idled Pacific Ethanol Plant, such as the Madera plant, which has been idled since 2009, and is now in the process of being restarted.

We market ethanol and its co-products, including WDG and corn oil, produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners. The marketing agreements provide us with the absolute discretion to solicit, negotiate, administer (including payment collection), enforce and execute ethanol and co-product sales agreements with any third party.

The Pacific Ethanol Plants are comprised of the four facilities described immediately below and have an aggregate annual production capacity of up to 200 million gallons. Three of the facilities are operational and one of the facilities is in the process of restarting production. As market conditions change, we may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility. We are restarting our facility in Madera, California and expect to commence production in the second quarter of 2014.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)	Current Operating Status
Magic Valley	Burley, ID	60,000,000	Operating
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Operating
Madera	Madera, CA	40,000,000	Restarting

Company History

We are a Delaware corporation formed in February 2005. Our main Internet address is http://www.pacificethanol.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission filings are available free of charge through our website as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Our common stock trades on The NASDAQ Capital Market under the symbol “PEIX.” The inclusion of our Internet address in this report does not include or incorporate by reference into this report any information contained on our website.

Business Strategy

Our primary goal is to advance our position as the leading marketer and producer of low-carbon renewable fuels in the Western United States. The key elements of our business and growth strategy to achieve this objective include:

•	Expand ethanol production and marketing revenues, ethanol markets and distribution infrastructure. We plan to increase our ethanol production and marketing revenues by restarting production at our Madera, California facility in the second quarter of 2014, expanding our relationships with third-party ethanol producers and our ethanol customers to increase sales volumes of ethanol throughout the Western United States at profitable margins. In addition, we plan to maintain and increase sales to animal feed customers in the local markets we serve for WDG and corn oil. We also plan to expand the market for ethanol by continuing to work with the federal government and state governments to encourage the adoption of policies and standards that promote ethanol as a component in transportation fuels. In addition, we plan to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States.

•	Focus on cost efficiencies. We operate the Pacific Ethanol Plants in markets where we believe local characteristics create an opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities. We believe a combination of factors will enable us to achieve this cost advantage, including:

o	Locations near fuel blending facilities lower our ethanol transportation costs while providing timing and logistical advantages over competing locations that require ethanol to be shipped over much longer distances, and in many cases, require double-handling.

o	Locations adjacent to major rail lines will enable the efficient delivery of corn in large unit trains from major corn-producing regions.

o	Locations near large concentrations of dairy and/or beef cattle will enable delivery of WDG over short distances without the need for costly drying processes.

In addition to these location-related efficiencies, we believe that we can continue to increase operating efficiencies by incorporating advanced design elements into the Pacific Ethanol Plants to take advantage of state-of-the-art technical and operational efficiencies.

•	Diversify revenue streams. We engage in corn oil separation at our Magic Valley and Stockton facilities. Corn oil separation allows us to sell corn oil to poultry and biodiesel customers with little marginal cost, providing an additional co-product revenue stream from the ethanol production process. We plan to install equipment to enable corn oil separation at our Columbia and Madera facilities in the next twelve months.

•	Install new technologies and source new feedstocks. We have installed a number of technologies that we believe will increase the efficiency of our ethanol production facilities, reduce our use of carbon-based fuels and allow us to produce advanced biofuels. When available and cost-effective, we are using beet sugar and grain sorghum, also known as milo, in our production process as an alternative to corn, and will continue to source different and potentially abundant and cost-effective feedstocks, including cellulosic feedstock, to supplement corn as the raw material used in the production of ethanol.

•	Evaluate and pursue acquisition opportunities. We intend to evaluate and pursue opportunities to acquire additional ethanol production, storage and distribution facilities and related infrastructure as financial resources and business prospects make the acquisition of these facilities advisable. In addition, we may also seek to acquire facility sites under development.

Competitive Strengths

We believe that our competitive strengths include the following:

•	Our customer and supplier relationships. We have developed extensive business relationships with our customers and suppliers. In particular, we have developed extensive business relationships with major and independent un-branded gasoline suppliers who collectively control the majority of all gasoline sales in California and other Western states. In addition, we have developed extensive business relationships with ethanol and grain suppliers throughout the Western and Midwestern United States.

•	Our ethanol distribution network. We believe that we have a competitive advantage due to our experience in marketing to the segment of customers in major metropolitan and rural markets in the Western United States. We have developed an ethanol distribution network for delivery of ethanol by truck to virtually every significant fuel terminal as well as to numerous smaller fuel terminals throughout California and other Western states. Fuel terminals have limited storage capacity and we have been successful in securing storage tanks at many of the terminals we service. In addition, we have an extensive network of third-party delivery trucks available to deliver ethanol throughout the Western United States.

•	Our operational expertise. We began managing ethanol production facilities in 2006. We believe that we have developed operational expertise and know-how that can be used to continue operating the Pacific Ethanol Plants and provide operational services to third party facilities.

•	Our strategic locations. We believe that our focus on operating ethanol production facilities in markets where local characteristics create the opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities provides us with competitive advantages, including transportation cost, delivery timing and logistical advantages as well as higher margins associated with the local sale of WDG and other co-products.

•	Our low carbon-intensity ethanol. The California Air Resources Board has enacted a Low-Carbon Fuel Standard for transportation fuels. According to the Low-Carbon Fuel Standard, carbon emission levels for ethanol produced in California are lower than most ethanol plants located in other states. This is primarily because the plants in California, including the Pacific Ethanol Plants, use less energy in their production process. The ethanol produced in California by the Pacific Ethanol Plants and certain other California producers, all of which we market, has a lower carbon-intensity rating than either gasoline or ethanol produced in the mid-west. The lower carbon-intensity rating of ethanol we produce or resell is valued in the market by our customers and has enabled us to capture premium prices for our ethanol.

•	Modern technologies. The Pacific Ethanol Plants use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies in order to achieve lower operating costs, higher yields and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels.

•	Our experienced management. Neil M. Koehler, our President and Chief Executive Officer, has over 30 years of experience in the ethanol production, sales and marketing industry. Mr. Koehler is a Director of the Renewable Fuels Association, or RFA, and is a frequent speaker on the issue of renewable fuels and ethanol marketing, production and policy. In addition to Mr. Koehler, we have seasoned managers with many years of experience in the ethanol, fuel and energy industries leading our various departments. We believe that the experience of our management over the past two decades and our ethanol marketing operations have enabled us to establish valuable relationships in the ethanol industry and understand the business of marketing and producing ethanol and its co-products.

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

The United States ethanol industry is supported by federal and state legislation and regulation. For example, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. Under the national RFS, the mandated use of all renewable fuels rises incrementally in succeeding years and peaks at 36.0 billion gallons by 2022. Under the national RFS, approximately 13.8 billion gallons in 2013 and 14.4 billion gallons in 2014 are required from conventional, or corn-based, ethanol, which also rises incrementally in succeeding years and peaks at 15.0 billion gallons by 2015. The national RFS allows the Environmental Protection Agency, or EPA, to adjust the annual requirement based on certain facts. The EPA is reviewing the mandated amounts for 2014 and has released a draft proposal for a total of 15.2 billion gallons for all renewable fuels, including 13.0 billion gallons for conventional renewable fuels in 2014. We believe that the national RFS provides long-term support for increasing the demand for ethanol and other biofuels.

According to the RFA, the domestic ethanol industry produced approximately 13.3 billion gallons of ethanol in 2013. We believe that the ethanol market in California alone represented approximately 10% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol is not shipped in these types of pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks. Ethanol prices in the Western United States have typically been $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities. From October 2013 through March 2014, however, ethanol prices in the Western United States have averaged $0.40 per gallon higher than ethanol prices in the Midwest due to rail logistics challenges.

We believe that approximately 90% of the ethanol produced in the United States is made in the Midwest from corn. According to the Department of Energy, or DOE, ethanol is generally blended at 10% by volume, but is also blended at up to 85% by volume for vehicles designed to operate on 85% ethanol. The EPA has increased the allowable blend of ethanol in gasoline from 10% to 15% for model year 2001 and newer automobiles, pending final approvals by certain state regulatory authorities. Some retailers have begun blending at higher rates in states that have approved higher blend rates.

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

According to the DOE, total annual gasoline consumption in the United States is approximately 134 billion gallons and total annual ethanol consumption represented approximately 10% of this amount in 2013. The domestic ethanol industry has substantially reached the initial 10% blend ratio, and we believe the industry has significant potential for growth as the industry migrates to an up to 15% blend ratio, which equals an annual demand of between 13.4 billion and 20.1 billion gallons of ethanol. Furthermore, the national RFS requires an increase of up to 36.0 billion gallons of ethanol annually by 2022, subject to an annual EPA review to adjust targets based on availability of commercially produced advanced and cellulose biofuels.

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

Overview of Distillers Grains Market

Most distillers grains are produced in the Midwest, where producers dry the grains before shipping in order to lower their shipping costs and extend the life of the product. Successful and profitable delivery of DDGS from the Midwest to markets in the Western United States faces a number of challenges, including drying of distiller grains which may increase the energy cost to dry the grains and reduce the quality of the feed product, and longer distance to market, which may increase the handling and transportation costs to deliver the grains to market. By not drying the distillers grains and by shipping WDG locally, we believe that we will be able to better preserve the feed value of this product, as the WDG retains a higher percentage of nutrients than DDGS.

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

Customers

We sell ethanol produced by the Pacific Ethanol Plants and other third-parties to various customers in the Western United States. We also arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers. In addition, we sell WDG and corn oil produced by the Pacific Ethanol Plants to customers comprised of dairies and feedlots located near the Pacific Ethanol Plants.

During 2013 and 2012, we produced or purchased ethanol from third parties and resold an aggregate of approximately 302 million and 285 million gallons of fuel-grade ethanol to approximately 37 and 52 customers, respectively. Sales to our three largest customers, Chevron Products USA, Valero Energy Corporation and Sinclair Oil Corporation in 2013 and 2012 represented an aggregate of approximately 52% and 49%, of our net sales, respectively. Sales to each of our other customers represented less than 10% of our net sales in each of 2013 and 2012.

Most of the largest metropolitan areas in the Western United States have fuel terminals served by rail, but other major metropolitan areas and more remote smaller cities and rural areas do not. We believe that we have a competitive advantage due to our experience in marketing to the segment of customers in major metropolitan and rural markets in the Western United States. We manage the complicated logistics of shipping ethanol purchased from third-parties from the Midwest by rail to intermediate storage locations throughout the Western United States and trucking the ethanol from these storage locations to blending racks where the ethanol is blended with gasoline. We believe that by establishing an efficient service for truck deliveries to these more remote locations, we have differentiated ourselves from our competitors. In addition, by producing ethanol in the Western United States, we believe that we will benefit from our ability to increase spot sales of ethanol from this additional supply following ethanol price spikes caused from time to time by rail delays in delivering ethanol from the Midwest to the Western United States. In addition to producing ethanol, we produce ethanol co-products, including WDG. We endeavor to position WDG as the protein feed of choice for cattle based on its nutritional composition, consistency of quality and delivery, ease of handling and its mixing ability with other feed ingredients. We are one of the few WDG producers with production facilities located in the Western United States and we primarily sell our WDG to dairy farmers in close proximity to the Pacific Ethanol Plants.

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

During 2013 and 2012, we purchased fuel-grade ethanol and corn, the largest component in producing ethanol, from our suppliers. Purchases from our two largest suppliers represented an aggregate of approximately 51% and 54% of our total ethanol and corn purchases for 2013 and 2012, respectively. Purchases from each of our other suppliers represented less than 10% of total ethanol and corn purchases in each of 2013 and 2012.

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

Pacific Ethanol Plants

The table below provides an overview of the Pacific Ethanol Plants owned by New PE Holdco and operated by us. Three of the Pacific Ethanol Plants are operational and one of the facilities is in the process of restarting production. As market conditions change, we may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility. We are restarting our Madera facility and expect to commence production in the second quarter of 2014.

	Madera Facility	Columbia Facility	Magic Valley Facility	Stockton Facility
Location	Madera, CA	Boardman, OR	Burley, ID	Stockton, CA
Quarter/Year operations began	4th Qtr., 2006	3rd Qtr., 2007	2nd Qtr., 2008	3rd Qtr., 2008
Operating status	Restarting	Operating	Operating	Operating
Approximate maximum annual ethanol production capacity (in millions of gallons)	40	40	60	60
Ownership by New PE Holdco	100%	100%	100%	100%
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas
Estimated annual WDG production capacity (in thousands of tons)	293	293	418	418

Commodity Risk Management

We employ various risk mitigation techniques. For example, we may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price or variable-price contracts with our suppliers, as well as entering into derivative contracts for ethanol, corn and natural gas. To mitigate ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks by selling exchange-traded futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins. However, given the nature of our business, we cannot effectively hedge against extreme volatility or certain market conditions. For example, ethanol prices, as reported by the Chicago Board of Trade, or CBOT, ranged from $1.61 to $2.74 per gallon during 2013 and corn prices, as reported by the CBOT, ranged from $4.12 to $7.41 per bushel during 2013.

Marketing Arrangements

In addition to our marketing agreements with the Plant Owners to market all of the ethanol produced at those Pacific Ethanol Plants, we have exclusive ethanol marketing agreements with third-party ethanol producers, including Calgren Renewable Fuels, LLC and AE Advanced Fuels Keyes, Inc. to market and sell their entire ethanol production volumes. Calgren Renewable Fuels, LLC owns and operates an ethanol production facility in Pixley, California with annual production capacity of 55 million gallons. AE Advanced Fuels Keyes, Inc. owns and operates an ethanol production facility in Keyes, California with annual production capacity of 55 million gallons. We intend to evaluate and pursue opportunities to enter into marketing arrangements with other ethanol producers as business prospects make these marketing arrangements advisable.

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

Our strategic focus on particular geographic locations designed to capitalize on cost efficiencies may nevertheless result in higher than expected costs as a result of more expensive raw materials and related shipping costs, including corn, which generally must be transported from the Midwest. If the costs of producing and shipping ethanol and its co-products over short distances are not advantageous relative to the costs of obtaining raw materials from the Midwest, then the planned benefits of our strategic locations may not be realized.

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

National Energy Legislation

The Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The national RFS significantly increases the mandated use of renewable fuels, rising incrementally each year, to 36.0 billion gallons by 2022.

Under the provisions of the Energy Independence and Security Act of 2007, the EPA has the authority to waive the mandated national RFS requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that there is inadequate domestic renewable fuel supply or implementation of the requirement would severely harm the economy or environment of a state, region or the United States.

On November 15, 2013, the EPA released its Notice of Proposed Rulemaking for the 2014 national RFS. The proposal discusses a variety of approaches for setting the 2014 standards, and includes a number of production and consumption ranges for key categories of biofuel covered by the national RFS. The proposal seeks comment on a range of total renewable fuel volumes for 2014 and proposes a level within that range of 15.2 billion gallons, including approximately 13.0 billion gallons of corn-derived renewable fuel.

Legislation aimed at reducing or eliminating the renewable fuel use required by the national RFS has been introduced in Congress. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill is targeted to repeal the national RFS. Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the national RFS mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the national RFS mandate. These bills were assigned to a congressional committee, which will consider them before possibly sending any on to the House or Senate as a whole.

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

The State of California established a policy in 2010 to support ethanol produced in California with the California Ethanol Producer Incentive Program, or CEPIP, a producer incentive which offered up to $0.25 per gallon when ethanol production profitability was less than prescribed levels determined by the California Energy Commission, or CEC. Our Stockton facility participated in the program in 2010 and 2011 and received $2.0 million under the program. Although the program is no longer funded or available for future incentives, we have an obligation to repay the $2.0 million received from the program, if margins exceed prescribed levels.

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

Employees

As of March 28, 2014, we had approximately 160 full-time employees. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 1A. Risk Factors.

Risks Related to our Business

We have incurred significant losses and negative operating cash flow in the past and we may incur losses and negative operating cash flow in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses and negative operating cash flow in the past. For 2013 and 2012, we incurred consolidated net losses of approximately $1.2 million and $43.4 million, respectively, and in 2012 incurred negative operating cash flow of negative $20.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand and cash, if any, generated from our operations and from future financing activities, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

Our results of operations and our ability to operate at a profit is largely dependent on managing the costs of corn and natural gas and the prices of ethanol, WDG and other ethanol co-products, all of which are subject to significant volatility and uncertainty.

Our results of operations are highly impacted by commodity prices, including the cost of corn and natural gas that we must purchase, and the prices of ethanol, WDG and other ethanol co-products that we sell. Prices and supplies are subject to and determined by market and other forces over which we have no control, such as weather, domestic and global demand, supply shortages, export prices and various governmental policies in the United States and around the world.

As a result of price volatility of corn, natural gas, ethanol, WDG and other ethanol co-products, our results of operations may fluctuate substantially. In addition, increases in corn or natural gas prices or decreases in ethanol, WDG or other ethanol co-product prices may make it unprofitable to operate. In fact, some of our marketing activities will likely be unprofitable in a market of generally declining ethanol prices due to the nature of our business. For example, to satisfy customer demands, we maintain certain quantities of ethanol inventory for subsequent resale. Moreover, we procure much of our inventory outside the context of a marketing arrangement and therefore must buy ethanol at a price established at the time of purchase and sell ethanol at an index price established later at the time of sale that is generally reflective of movements in the market price of ethanol. As a result, our margins for ethanol sold in these transactions generally decline and may turn negative as the market price of ethanol declines.

No assurance can be given that corn or natural gas can be purchased at, or near, current or any particular prices or that ethanol, WDG or other ethanol co-products will sell at, or near, current or any particular prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol, WDG or other ethanol co-products.

Over the past several years, the spread between ethanol and corn prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol, WDG and other ethanol co-products could decline below the marginal cost of production, which may force us to suspend production of ethanol, WDG and ethanol co-products at some or all of the Pacific Ethanol Plants.

Increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. Domestic ethanol production capacity has increased steadily from an annualized rate of 1.5 billion gallons per year in January 1999 to 14.9 billion gallons in 2013 according to the RFA. See “Business—Governmental Regulation.” In addition, due to significantly improved ethanol production margins, we anticipate that owners of idle ethanol production facilities, many of which were idled due to poor production margins, will restart operations, thereby resulting more abundant ethanol supplies and inventories. Any increase in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, the ethanol prices, as reported by the CBOT, ranged from $1.61 to $2.74 per gallon during 2013 and corn prices, as reported by the CBOT, ranged from $4.12 to $7.41 per bushel during 2013. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

Some of our marketing activities will likely be unprofitable in a market of generally declining ethanol prices due to the nature of our business.

Some of our marketing activities will likely be unprofitable in a market of generally declining ethanol prices due to the nature of our business. For example, to satisfy customer demands, we maintain certain quantities of ethanol inventory for subsequent resale. Moreover, we procure much of our inventory outside the context of a marketing arrangement and therefore must buy ethanol at a price established at the time of purchase and sell ethanol at an index price established later at the time of sale that is generally reflective of movements in the market price of ethanol. As a result, our margins for ethanol sold in these transactions generally decline and may turn negative as the market price of ethanol declines.

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

We may be unable to timely restart production at our Madera, California plant.

We plan to restart production in the second quarter of 2014 at our 40 million gallon per year facility in Madera, California. Restarting production at our Madera facility will require, among other things, permit renewals, significant capital and successful testing and start-up activities. We may be unable to timely renew or obtain the necessary permits or conduct successful testing and start-up activities to restart our Madera facility as planned, which may adversely impact our results of operations, cash flows and financial condition.

We and the Pacific Ethanol Plants may engage in hedging transactions and other risk mitigation strategies that could harm our results of operations.

In an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, the Pacific Ethanol Plants may enter into contracts to fix the price of a portion of their ethanol production or purchase a portion of their corn or natural gas requirements on a forward basis. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. As a result, our results of operations and financial condition may be adversely affected by fluctuations in the price of corn, natural gas, ethanol and unleaded gasoline.

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

The United States ethanol industry is highly dependent upon certain federal and state legislation and regulation and any changes in legislation or regulation could have a material adverse effect on our results of operations, cash flows and financial condition.

The domestic market for ethanol is significantly impacted by federal mandates for blending ethanol with gasoline. The national RFS mandated level for conventional biofuels for 2013 of 13.8 billion gallons approximated current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the national RFS mandate. Any significant increase in production capacity beyond the national RFS mandated level may have an adverse impact on ethanol prices.

Legislation aimed at reducing or eliminating the renewable fuel use required by the national RFS has been introduced in Congress. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill is targeted to repeal the national RFS. Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the national RFS mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the national RFS mandate. These bills were assigned to a congressional committee, which will consider them before possibly sending any on to the House or Senate as a whole. We believe the national RFS is a significant component of national energy policy that reduces United States dependence on foreign oil and reduces tailpipe emissions. Our operations could be adversely impacted if the RFS Reform Bill of 2013, the RFS Elimination Bill of 2013, or other legislation reducing the national RFS mandate is enacted.

Under the provisions of the Energy Independence and Security Act of 2007, the EPA has limited authority to waive the mandated national RFS requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that there is inadequate domestic renewable fuel supply or implementation of the requirement would severely harm the economy or environment of a state, region or the United States.

On November 15, 2013, the EPA released its Notice of Proposed Rulemaking for the 2014 Renewable Fuel Standard. The EPA proposes setting the 2014 Renewable Volume Obligations, or RVO, for key categories of biofuel covered by the national RFS. The proposal seeks comment on a range of total renewable fuel volumes for 2014, which includes a proposed total RVO of 15.2 billion gallons for total renewable fuel blended into transportation fuels of which corn ethanol would be approximately 13.0 billion gallons, down from the original legislative target of 14.1 billion gallons and 0.8 billion gallons less than what was required in 2013. Our operations could be adversely impacted if the EPA accepts the proposed RVOs.

Future demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception, consumer acceptance and overall consumer demand for transportation fuel, any of which could negatively affect demand for ethanol and our results of operations.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from other feedstock and that it negatively impacts consumers by causing prices to increase for dairy, meat and other food generated from livestock that consume corn. Additionally, ethanol critics contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of federal mandates, which would adversely affect the demand for ethanol. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel.

There are limited markets for ethanol beyond those established by federal mandates. Discretionary blending and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. Also, the demand for ethanol is affected by the overall demand for transportation fuel, which peaked in 2007 and has been declining steadily since then. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of decreases in transportation fuel demand. A reduction in the demand for ethanol and ethanol co-products may depress the value of our products, erode our margins and reduce our ability to generate revenue or to operate profitably. Consumer acceptance of E15 and E85 fuels is needed before ethanol can achieve any significant growth in market share relative to other transportation fuels.

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

We are substantially dependent on Kinergy’s credit facility to help finance its operations. Kinergy must satisfy monthly financial covenants under its credit facility, including covenants regarding its earnings before interest, taxes, depreciation and amortization (EBITDA) and fixed-charge coverage ratios. Kinergy will be in default under its credit facility if it fails to satisfy any financial covenant. A default may result in the loss or reduction of the credit facility. The loss of Kinergy’s credit facility, or a significant reduction in Kinergy’s borrowing capacity under the facility, would result in Kinergy’s inability to finance a significant portion of its business and would have a material adverse effect on our financial condition and results of operations.

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

We may be liable for the investigation and cleanup of environmental contamination at each of the Pacific Ethanol Plants and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

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

The majority of our sales are generated from a small number of customers. During 2013 and 2012, three customers accounted for an aggregate of approximately 52% and 49% of our net sales, respectively. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

Our debt levels could negatively impact our business prospects, results of operations, cash flows and financial condition.

As of March 28, 2014, our consolidated debt was $72.7 million, including $47.7 million in consolidated term and revolving debt of the Plant Owners. Our debt levels could result in significant adverse consequences. For example, we are required to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other business activities. In addition, our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other business activities may be limited. Our debt levels may also increase our vulnerability to both general and industry-specific adverse economic conditions and leave us at a competitive disadvantage against less leveraged competitors.

The Plant Owners’ debt is secured by all of the Plant Owners’ assets, including the Pacific Ethanol Plants. If the Plant Owners are unable to meet the repayment or other terms of their indebtedness, they will be in default of their obligations to their lenders. Upon the occurrence of a default, the lenders could foreclose on the Plant Owners’ assets, including the Pacific Ethanol Plants, which would materially and adversely impact our results of operations, cash flows and financial condition, and could result in no significant assets left for our stockholders in the event of a liquidation.

There are limitations on our ability to receive distributions from our subsidiaries.

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions to us by the terms of their financing arrangements.

Risks Related to Ownership of our Common Stock

The conversion or exercise of our outstanding derivative securities or the issuance of shares of our common stock in payment of interest on outstanding promissory notes or in lieu of accrued and unpaid dividends on our Series B Preferred Stock could substantially dilute your investment, reduce your voting power, and, if the resulting shares of common stock are resold into the market, or if a perception exists that a substantial number of shares may be issued and then resold into the market, the market price of our common stock and the value of your investment could decline significantly.

Our Series B Preferred Stock, which is convertible into our common stock, and outstanding options to acquire our common stock issued to employees, directors and others, and warrants to purchase our common stock, allow the holders of these derivative securities an opportunity to profit from a rise in the market price of our common stock. In addition, we may elect to issue shares of our common stock in payment of interest on our outstanding promissory notes or in lieu of accrued and unpaid cash dividends on our Series B Preferred Stock. We have issued common stock in respect of our derivative securities, promissory notes and accrued and unpaid dividends on our Series B Preferred Stock in the past and expect to do so in the future. If the prices at which our derivative securities are converted or exercised, or at which shares of common stock in payment of interest on our promissory notes or in lieu of accrued and unpaid dividends on our Series B Preferred Stock are issued, are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. Our issuance of shares of common stock under these circumstances will also reduce your voting power. In addition, sales of a substantial number of shares of common stock resulting from any of these issuances, or even the perception that these sales could occur, could adversely affect the market price of our common stock. As a result, you could experience a significant decline in the value of your investment as a result of both the actual and potential issuance of shares of our common stock.

We expect to incur significant non-cash expenses in the first quarter of 2014, and may incur additional significant non-cash expenses in future periods, due to adjustments to the fair values of our outstanding warrants. These non-cash expenses may materially and adversely affect our reported net income or losses and cause our stock price to decline.

From 2010 through 2013, we issued in various financing transactions warrants to purchase shares of our common stock. The warrants were initially recorded at their fair values, which are adjusted quarterly, generally resulting in non-cash expenses or income if the market price of our common stock increases or decreases, respectively, during the period. For the first quarter of 2014, we expect to incur significant non-cash expenses due to adjustments to the fair values of our outstanding warrants to purchase our common stock resulting from the substantial increase in the market price of our common stock during the period. These non-cash expenses will be significantly higher in the first quarter of 2014 than in prior quarterly periods. We may incur additional significant non-cash expenses in future periods due to adjustments to the fair values of our outstanding warrants resulting from increases in the market price of our common stock during those periods. These non-cash expenses may materially and adversely affect our reported net income or losses and cause our stock price to decline.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	fluctuations in the market prices of ethanol and its co-products, including WDG and corn oil;
•	the cost of key inputs to the production of ethanol, including corn and natural gas;
•	our ability to timely restart ethanol production at our Madera, California facility;
•	the volume and timing of the receipt of orders for ethanol from major customers;
•	competitive pricing pressures;
•	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
•	the announcement, introduction and market acceptance of one or more alternatives to ethanol;
•	losses resulting from adjustments to the fair values of our outstanding warrants to purchase our common stock;
•	changes in market valuations of companies similar to us;
•	stock market price and volume fluctuations generally;
•	regulatory developments or increased enforcement;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	our inability to obtain financing;
•	our financing activities and future sales of our common stock or other securities; and
•	our ability to maintain contracts that are critical to our operations, including the asset management agreement with the Plant Owners that provides us with the ability to operate the Pacific Ethanol Plants and the marketing agreements with the Plant Owners that provide us with the ability to market all ethanol and co-products produced by the Pacific Ethanol Plants.

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

Any of the risks described above could have a material adverse effect on our results of operations or the price of our common stock, or both.

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

On May 24, 2013, GS CleanTech Corporation (“GS CleanTech”), filed a suit in the United States District Court for the Eastern District of California, Sacramento Division (Case No.: 2:13-CV-01042-JAM-AC), naming Pacific Ethanol, Inc. as a defendant. On August 29, 2013, the case was transferred to the United States District Court for the Southern District of Indiana and made part of the pre-existing multi-district litigation involving GS CleanTech and multiple defendants. The suit alleges infringement of a patent assigned to GS CleanTech by virtue of certain corn oil separation technology in use at one or more of the ethanol production facilities in which we have an interest, including Pacific Ethanol Stockton LLC (“PE Stockton”), located in Stockton, California. The complaint seeks preliminary and permanent injunctions against us, prohibiting future infringement on the patent owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, but in any event no less than a reasonable royalty for the use made of the inventions of the patent, plus attorney’s fees. We have since answered the complaint and counterclaimed that the patent claims at issue, as well as the claims in several related patents, are invalid and unenforceable and that we are not infringing. Pacific Ethanol, Inc. does not itself use any corn oil separation technology and may seek a dismissal on those grounds.

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two of our subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC (“PE Magic Valley”). The claims are similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases, currently pending in the United States District Court for the Eastern District of California and United States District Court for the Eastern District of Idaho, respectively, will be transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against Pacific Ethanol, Inc. is pending, in accordance with a Conditional Transfer Order issued by the Judicial Panel on Multidistrict Litigation on March 27, 2014. Although PE Stockton and PE Magic Valley do separate and market corn oil, Pacific Ethanol, Inc., PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. Pacific Ethanol, Inc., together with PE Stockton and PE Magic Valley, expect to mount vigorous defenses that include noninfringement, unenforceability, and invalidity of each of the patents at issue.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common trades on The NASDAQ Capital Market under the symbol “PEIX”. On May 14, 2013, we effected a one-for-fifteen reverse split of our common stock. The table below shows, for each fiscal quarter indicated, the high and low sales prices of shares of our common stock. The prices for periods prior May 14, 2013 have been retroactively restated as if the reverse split had occurred on January 1, 2012. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Price Range
	High	Low
Year Ended December 31, 2013:

First Quarter (January 1 – March 31)	$7.05	$4.50
Second Quarter (April 1 – June 30)	$5.69	$3.42
Third Quarter (July 1 – September 30)	$4.98	$3.45
Fourth Quarter (October 1 – December 31)	$5.52	$2.33

Year Ended December 31, 2012:

First Quarter	$25.35	$15.00
Second Quarter	$16.95	$4.65
Third Quarter	$10.50	$4.05
Fourth Quarter	$6.45	$4.50

Security Holders

As of March 28, 2014, we had 18,014,034 shares of common stock outstanding held of record by approximately 375 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 28, 2014, the closing sales price of our common stock on The NASDAQ Capital Market was $15.81 per share.

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. Further, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly in arrears. In 2012 and 2013, we declared and paid in cash dividends on our outstanding shares of Series B Preferred Stock as they became due. As of March 28, 2014, we had accrued unpaid dividends in respect of our Series B Preferred Stock aggregating approximately $3.7 million. The holders of our outstanding Series B Preferred Stock have agreed to forbear until March 31, 2015 from exercising any and all of their rights and remedies, if any, against us with respect to such unpaid dividends, provided we remain current in the payment of future dividends. Accrued and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of shares of our common stock.

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

In 2013, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	14,702	$4.65	$68,364
October	118	$3.97	$468
Total	14,820		$68,832

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

Overview

We are the leading producer and marketer of low-carbon renewable fuels in the Western United States.

We market all the ethanol produced by the Pacific Ethanol Plants, all the ethanol produced by two other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market ethanol co-products for the Pacific Ethanol Plants, including WDG and corn oil.

We have extensive customer relationships throughout the Western United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. Our WDG customers are dairies and feedlots located near the Pacific Ethanol Plants. Our corn oil is sold to poultry and biodiesel customers.

We have extensive supplier relationships throughout the Western and Midwestern United States. In some cases, we have marketing agreements with suppliers to market all of the output of their facilities.

We hold a 91% ownership interest in New PE Holdco which indirectly owns the Pacific Ethanol Plants through its ownership of the Plant Owners. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with New PE Holdco and the Plant Owners. We also market ethanol and its co-products, including WDG and corn oil, produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners.

The Pacific Ethanol Plants are comprised of the four facilities described immediately below and have an aggregate annual production capacity of up to 200 million gallons. Three of the facilities are operational and one of the facilities is in the process of restarting production. We expect to commence production at our Madera, California facility in the second quarter of 2014.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)	Current Operating Status
Magic Valley	Burley, ID	60,000,000	Operating
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Operating
Madera	Madera, CA	40,000,000	Restarting

We earn fees as follows under our asset management and other agreements with New PE Holdco and the Plant Owners:

•	ethanol marketing fees of approximately 1% of the net sales price, but not less than $0.015 per gallon and not more than $0.0225 per gallon;

•	corn procurement and handling fees of $0.045 per bushel;

•	WDG, syrup and corn oil fees of 5% of the third-party purchase price, excluding freight, but not less than $2.00 per ton and not more than $3.50 per ton; and

•	asset management fees of $75,000 per month for each operating facility and $40,000 per month for each idled facility.

We intend to advance our position as the leading marketer and producer of low-carbon renewable fuels in the Western United States, in part by restarting production at our Madera, California facility in the second quarter of 2014, expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and transportation fuel. Further, we may seek to provide management services for other third-party ethanol production facilities in the Western United States.

Current Initiatives and Outlook

Our ownership interest in the Pacific Ethanol Plants is now at 91%. At current production margins, the Pacific Ethanol Plants are operating profitably and contributing positively to our overall financial position. We expect a balanced supply and demand for ethanol over the coming months and ethanol blend rates at least at current levels through the balance of 2014.

Ethanol prices in the Western United States have typically been $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities. From October 2013 through March 2014, however, ethanol prices in the Western United States have averaged $0.40 per gallon higher than ethanol prices in the Midwest due to rail logistics challenges.

From 2010 through 2013, we issued in various financing transactions warrants to purchase shares of our common stock. The warrants were initially recorded at their fair values, which are adjusted quarterly, generally resulting in non-cash expenses or income if the market price of our common stock increases or decreases, respectively, during the period. Due to the substantial increase in the market price of our common stock in the first quarter of 2014 and because the exercise prices of these warrants were, as of March 31, 2014, well below the market price of our common stock, the fair values of the warrants and the related non-cash expenses will be significantly higher in the first quarter of 2014 than in prior quarterly periods which will result in an unusually large non-cash expense for the quarter.

We began producing and selling corn oil at our Magic Valley and Stockton facilities in June 2013 and October 2013, respectively, allowing us to diversify our revenue and providing immediate incremental gross profit. We are currently producing corn oil in meaningful amounts at both facilities and we are evaluating whether and when to implement corn oil production technology at the remaining two Pacific Ethanol Plants.

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

We also continue to diversify our feedstock by using a blend of corn, sorghum and beet sugar, which reduces feedstock costs and reduces the carbon output of ethanol we produce. The United States Department of Agriculture anticipates a record 2013-2014 corn crop, but we are uncertain how the new crop will affect our ethanol production and intend to operate the Pacific Ethanol Plants with flexibility in anticipation of the new crop.

Our strategic goals for 2014 include restarting our Madera, California production facility; further improving operating efficiencies at the Pacific Ethanol Plants; continuing to diversify our revenue and feedstock; and continuing to increase the value of our produced ethanol by further reducing its carbon intensity, all of which are directed at supporting sustained profitable growth.

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

Summary

Our consolidated net sales increased by 11%, or $92.4 million, to $908.4 million for 2013 from $816.0 million for 2012. Our net loss attributed to Pacific Ethanol, Inc. decreased by $18.3 million to a net loss of $0.8 million for 2013 from a net loss of $19.1 million for 2012.

Factors that contributed to our results of operations for 2013 include:

•	Net sales. The increase in our net sales for 2013 as compared to 2012 was primarily due to the following combination of factors:

o	Higher production sales volumes. Although our total volume of ethanol sold decreased by 6% to 413.9 million gallons for 2013 from 440.8 million gallons for 2012, our total production sales volume increased by 6% to 149.7 million gallons for 2013 from 140.6 million for 2012. Our net sales for the period increased due to the increase in production gallons sold, all of which are recorded at gross sales prices, whereas our third party gallons sold, which are recorded at gross or net sales prices, depending on the circumstances, declined. We increased production sales volume due to higher industry-wide corn crush margins resulting from lower corn costs and tighter supply of ethanol relative to demand. Corn crush margins are determined based on the difference between ethanol and corn prices.

o	Higher ethanol sales prices. Our average ethanol sales price increased 6% to $2.59 per gallon for 2013 as compared to $2.45 per gallon for 2012.

•	Gross margin. Our gross margin increased significantly to positive 3.6% for 2013 from negative 2.4% for 2012. The improvement in our gross margin was primarily the result of higher corn crush margins at the Pacific Ethanol Plants for most of the year due to lower corn costs and higher ethanol sales prices.

•	Selling, general and administrative expenses. Our selling, general and administrative expenses, or SG&A, increased by $1.9 million to $14.0 million for 2013, as compared to $12.1 million for 2012, primarily as a result of higher cash and noncash compensation expenses.

•	Fair value adjustments. Warrants we issued and the conversion features of our convertible notes were recorded at fair value, updated with quarterly adjustments for changes in their fair values, resulting in an expense of $1.0 million for 2013 as compared to income of $2.0 million for 2012. This expense is primarily due to the increased number of warrants issued in 2013, partially offset by the decline in fair values due to a decrease in the market price of our common stock at the end of each period as compared to the beginning of each period.

•	Interest expense. Our interest expense increased by $2.6 million to $15.7 million for 2013 from $13.0 million for 2012. This increase is primarily due to increased average debt balances from our senior and convertible notes.

•	Loss on extinguishments of debt. Our loss on extinguishments of debt was $3.0 million for 2013, which was primarily related to the retirement of our convertible notes in 2013.

Sales and Margins

We generate sales by marketing all the ethanol produced by the Pacific Ethanol Plants, all the ethanol produced by two other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market ethanol co-products, including WDG and corn oil, for the Pacific Ethanol Plants.

Our profitability is highly dependent on various commodity prices, including the market prices of ethanol, corn and natural gas.

Our average ethanol sales price increased by 5.7% to $2.59 per gallon in 2013 from $2.45 per gallon in 2012 due to higher sales prices realized in our markets in the Western United States, as many of our contracts are tied to local marked indices. However, the average price of ethanol, as reported by the CBOT, decreased by 2.6% to $2.25 per gallon for 2013 from $2.31 per gallon for 2012. The drop in the price of ethanol, as reported by the CBOT, was due to a slight drop for the year in the national demand for gasoline, of which ethanol is a primary blend stock component. Our average ethanol sales price more closely reflects prices in the Western United States, including any premiums we are able to obtain from the sale of low-carbon ethanol, as compared to CBOT prices which more closely reflect the national average price of ethanol.

Our average cost of corn decreased in 2013 as compared to 2012, positively impacting corn crush margins. Specifically, our average cost of corn decreased by 17% to $5.72 per bushel for 2013 from $6.89 per bushel for 2012. This decrease is commensurate with the decline in the average price of corn as reported by the CBOT.

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

We believe that our gross profit margins depend primarily on five key factors:

•	the market price of ethanol, which we believe is impacted by the degree of competition in the ethanol market; the price of gasoline and related petroleum products; and government regulation, including government mandates;

•	the market price of key production input commodities, including corn and natural gas;

•	the market price of co-products, including WDG and corn oil;

•	our ability to anticipate trends in the market price of ethanol, co-products, and key input commodities and implement appropriate risk management and opportunistic strategies; and

•	the proportion of our sales of ethanol produced at the Pacific Ethanol Plants to our sales of ethanol produced by unrelated third-parties.

We seek to optimize our gross profit margins by anticipating the factors above and, when resources are available, implementing hedging transactions and taking other actions designed to limit risk and address these factors. For example, we may seek to decrease inventory levels in anticipation of declining ethanol prices and increase inventory levels in anticipation of rising ethanol prices. We may also seek to alter our proportion or timing, or both, of purchase and sales commitments. Furthermore, we may diversify our ethanol feedstock to lower our average costs and/or increase our ethanol sales prices from premiums for low-carbon intensity rated ethanol.

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

Results of Operations

Accounting for the Results of New PE Holdco

Since October 6, 2010, our consolidated financial statements have included the financial statements of New PE Holdco, which in turn include the financial statements of the Plant Owners. On October 6, 2010, we purchased a 20% ownership interest in New PE Holdco, which gave us the single largest equity position in New PE Holdco. Based on our ownership interest as well as our asset management and marketing agreements with New PE Holdco, we determined that, beginning on October 6, 2010, we were the primary beneficiary of New PE Holdco, and as such, we consolidated New PE Holdco’s financial results with our financial results. As of December 31, 2013, we held a 91% ownership interest in New PE Holdco.

Selected Financial Information

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,		Percentage
	2013	2012	Variance
Production gallons sold (in millions)	149.7	140.6	6.5%
Third party gallons sold (in millions)	264.2	300.2	(12.0)%
Total gallons sold (in millions)	413.9	440.8	(6.1)%
Average sales price per gallon	$2.59	$2.45	5.7%
Corn cost per bushel—CBOT equivalent	$5.72	$6.89	(17.0)%
Average basis(1)	$1.60	$1.06	51.0%
Delivered corn cost	$7.32	$7.95	(7.9)%
Co-product revenues as % of delivered cost of corn(2)	29.6%	26.8%	10.4%
Average CBOT ethanol price per gallon	$2.25	$2.31	(2.6)%
Average CBOT corn price per bushel	$5.78	$6.95	(16.8)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

			Dollar	Percentage	Results as a Percentage of Net Sales for the
	Years Ended		Variance	Variance	Years Ended
	December 31,		Favorable	Favorable	December 31,
	2013	2012	(Unfavorable)	(Unfavorable)	2013	2012
	(dollars in thousands)

Net sales	$908,437	$816,044	$92,393	11.3%	100.0%	100.0%
Cost of goods sold	875,507	835,568	(39,939)	(4.8)%	96.4%	102.4%
Gross profit (loss)	32,930	(19,524)	52,454	NM	3.6%	(2.4)%
Selling, general and administrative expenses	14,021	12,141	(1,880)	(15.5)%	1.5%	1.5%
Income (loss) from operations	18,909	(31,665)	50,574	NM	2.1%	(3.9)%
Fair value adjustments	(1,013)	1,954	(2,967)	(151.8)%	(0.1)%	0.2%
Interest expense, net	(15,671)	(13,049)	(2,622)	(20.1)%	(1.7)%	(1.6)%
Loss on extinguishments of debt	(3,035)	–	(3,035)	NM	(0.3)%	–
Other expense, net	(352)	(595)	243	40.8%	0.0%	(0.1)%
Loss before provision for income taxes and noncontrolling interest	(1,162)	(43,355)	42,193	97.3%	(0.1)%	(5.3)%
Provision for income taxes	–	–	–	–	–	–
Consolidated net loss	(1,162)	(43,355)	42,193	97.3%	(0.1)%	(5.3)%
Net loss attributed to noncontrolling interest	381	24,298	(23,917)	(98.4)%	0.0%	3.0%
Net loss attributed to Pacific Ethanol, Inc.	$(781)	$(19,057)	$18,276	95.9%	(0.1)%	(2.3)%
Preferred stock dividends	(1,265)	(1,268)	3	0.2%	(0.1)%	(0.2)%
Loss available to common stockholders	$(2,046)	$(20,325)	$18,279	89.9%	(0.2)%	(2.5)%

Net Sales

The increase in our net sales for 2013 as compared to 2012 was primarily due to an increase in our total production gallons sold coupled with an increase in our average sales price per gallon.

Total volume of production gallons sold increased 6.5%, or 9.1 million gallons, to 149.7 million gallons for 2013 as compared to 140.6 million gallons for 2012. The increase in production gallons sold is primarily due to our increased production rates at the Pacific Ethanol Plants. We increased production rates due to higher industry-wide corn crush margins resulting from lower corn costs and higher ethanol prices due to tighter ethanol supply relative to demand. Third-party gallons sold, however, decreased by 12.0%, or 36.0 million gallons, to 264.2 million gallons for 2013 as compared to 300.2 million gallons for 2012. The decrease in third-party gallons sold is primarily due to decreased sales under our third-party ethanol marketing arrangements as our marketing agreement with Front Range Energy expired during the year. Although our total combined volume of production and third party gallons sold decreased in 2013 as compared to 2012, our net sales for the period increased because the impact of the increase in our production gallons sold, which are recorded at gross sales prices, was greater than the impact of the decrease in third party gallons sold, which are recorded at gross or net sales prices, depending on the contract terms.

Our average sales price per gallon increased 5.7% to $2.59 for 2013 from $2.45 for 2012, even though the average CBOT ethanol price per gallon decreased 2.6% to $2.25 for 2013 from $2.31 for 2012. This disparity between our ethanol sales price per gallon and the CBOT average reflects both the additional basis costs for West Coast delivery of ethanol as well as the premium we receive by selling lower carbon intensity ethanol in the Western United States.

Cost of Goods Sold and Gross Profit (Loss)

Our gross profit (loss) improved significantly to a gross profit of $32.9 million for 2013 from a gross loss of $19.5 million for 2012 primarily due to higher corn crush margins realized at the Pacific Ethanol Plants, predominantly related to lower corn costs and tighter ethanol supply relative to demand. Our gross margin improved substantially to positive 3.6% for 2013 as compared to negative 2.4% for 2012.

Selling, General and Administrative Expenses

Our SG&A remained consistent at 1.5% of net sales, but increased in absolute terms by $1.9 million to $14.0 million for 2013 as compared to $12.1 million for 2012. The increase in SG&A is primarily due to the following factors:

•	an increase in noncash compensation expense of $0.9 million due to awards of restricted stock and options to our employees and members of our board of directors during the period;

•	an increase in cash compensation expense of $0.5 million due to year-end compensation expense primarily driven by company performance;

•	an increase in professional fees of $0.5 million due to non-capitalized expenses associated with the issuance of our senior unsecured notes in January 2013;

•	an increase in other professional fees of $0.2 million due to expenses related to our special meeting of stockholders in May 2013; and

•	an increase in regulatory fees of $0.5 million due to increased production activity and projects.

These increases were partially offset by:

•	a decrease in lease expense of $0.5 million due to the expiration of certain lease agreements; and

•	a decrease in depreciation and amortization of intangibles of $0.3 million.

Fair Value Adjustments

We issued certain warrants in various transactions from 2010 through 2013. In addition, in 2013, we issued subordinated convertible notes. The warrants and conversion features associated with the convertible notes were originally recorded at fair value and are adjusted quarterly. As a result of quarterly adjustments to their fair values, we recorded an expense of $1.0 million for 2013 as compared to income of $2.0 million for 2012. This change in fair values is primarily due to the increased number of warrants issued in 2013, partially offset by the decline in fair values due to a decrease in the market price of our common stock at the end of each period as compared to the beginning of each period. Due to the substantial increase in the market price of our common stock in the first quarter of 2014 and given that the exercise prices of these warrants are now well below the market price of our common stock, the resulting fair values and related non-cash expenses will be significantly higher in the first quarter of 2014 than in prior quarterly periods.

Interest Expense

Interest expense increased by $2.6 million to $15.7 million for 2013 from $13.0 million for 2012. The increase is primarily due to increased average debt balances, which included our senior notes, subordinated convertible notes and the term loans and credit facilities for the Plant Owners and Kinergy.

Loss on Extinguishments of Debt

Loss on extinguishments of debt was $3.0 million for 2013 as compared to no loss on extinguishments of debt for 2012. The increase is due to early conversions of our subordinated convertible notes into shares of our common stock at a discount to the prevailing market price of our common stock.

Other Expense, Net

Other expense decreased by $0.2 million to $0.4 million for 2013 from $0.6 million for 2012. The decrease in other expense is primarily due to a reduction in bank fees.

Net Loss Attributed to Noncontrolling Interest

Net loss attributed to noncontrolling interest relates to the consolidated treatment of New PE Holdco, and represents the noncontrolling interest of other owners in New PE Holdco’s income or losses. We consolidated New PE Holdco’s financial results for the periods presented, however, because we owned less than 100% of New PE Holdco during the periods, we accordingly reduced our net loss for the noncontrolling interest, which represents the remaining ownership interest that we do not own. We increased our ownership interest in New PE Holdco to 91% during the year. In early 2013, when we owned a smaller percentage of New PE Holdco, gross margins and profits were lower than in the later part of the year when we owned a higher percentage of New PE Holdco. As a result, income attributed to the noncontrolling interest was lower and income attributed to us was higher as we owned more of New PE Holdco during periods of higher gross margins and profits.

Preferred Stock Dividends

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid in cash dividends of $1.3 million for each of 2013 and 2012.

Liquidity and Capital Resources

During 2013, we funded our operations primarily from cash flow from operations, cash on hand, borrowings under our credit facilities and various capital raising transactions in which we raised net proceeds of $36.7 million through the issuance of senior unsecured notes, unsecured subordinated convertible notes, net of issuance costs and proceeds in connection with the exercise of warrants. These funds were used to fund our operations, purchase Pacific Ethanol Plant debt of $27.1 million, make other debt related payments of $25.6 million and purchase additional ownership interests in New PE Holdco for $2.3 million.

Our current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. In addition, the Plant Owners have credit facilities for use in the operations of the Pacific Ethanol Plants. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under our asset management agreement relating to our operation of the Pacific Ethanol Plants and dividends, if any, in respect of our ownership interest in New PE Holdco.

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

	As of and for the Year Ended December 31,
	2013	2012	Variance
Cash and cash equivalents	$5,151	$7,586	(32.1)%
Current assets	$79,377	$57,432	38.2%
Current liabilities	$28,216	$12,415	127.3%
Property and equipment, net	$155,194	$150,409	3.2%
Notes payable, current portion	$750	$4,029	(81.4)%
Notes payable, noncurrent portion	$98,408	$117,253	(16.1)%
Working capital	$51,161	$45,017	13.6%
Working capital ratio	2.81	4.63	(39.3)%

Change in Working Capital and Cash Flows

Working capital increased from $45.0 million at December 31, 2012 to $51.2 million at December 31, 2013 as a result of an increase in current assets of $21.9 million, partially offset by an increase in current liabilities of $15.8 million.

Current assets increased primarily due to an increase in inventories due to our purchases of sugar as alternate feedstock in late 2013 and an increase in accounts receivable due to the timing of sales at the end of 2013 as compared to 2012. Current liabilities increased primarily due to an increase in accounts payable and accrued liabilities due to higher sales volumes at the end of 2013 as compared to 2012. In addition, we recorded $4.8 million in current portion of capital leases related to our corn oil production systems.

Cash provided by our operating activities of $14.2 million resulted primarily from $12.1 million in depreciation and amortization of intangibles, an increase in accounts payable and accrued expenses of $8.9 million, interest expense added to the Plant Owners’ debt of $4.7 million, loss on extinguishments of debt of $3.0 million, amortization of deferred financing costs of $2.0 million, a change in the fair value of derivative instruments of $1.8 million, noncash compensation of $1.7 million, amortization of debt discounts of $1.3 million and fair value adjustments of warrants and conversion features associated with our convertible notes of $0.2 million, partially offset by our consolidated loss of $1.2 million, a $9.4 million increase in accounts receivable, a $6.9 million increase in prepaid inventory, an increase in prepaid expenses and other assets of $2.3 million and an increase in inventories of $2.2 million.

Cash used in our investing activities of $6.3 million resulted primarily from additions to property and equipment of $4.0 million due to enhancements made at our plants and purchases of additional ownership interests in New PE Holdco for $2.3 million.

Cash used in our financing activities of $10.3 million resulted primarily from our purchase of $27.1 million of Plant Owners’ debt, $17.1 million in payments on the Plant Owners’ borrowings, $6.2 million in payments on our senior notes, $1.6 million in payments on capital lease obligations, $1.6 million in debt issuance costs and $1.3 million in cash dividend payments in respect of our Series B Preferred Stock, partially offset by $22.2 million in proceeds from the issuance of senior notes and warrants, $14.0 million in proceeds from the issuance of subordinated convertible notes, $7.0 million in proceeds from the Plant Owners’ borrowings and $2.1 million in proceeds from warrant exercises.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $30.0 million, with an optional accordion feature for up to an additional $10.0 million. The credit facility expires on December 31, 2015. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 2.25% and 3.25%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $1.0 million per fiscal quarter in 2014 and $1.1 million per fiscal quarter in 2015.

The credit facility also includes the accounts receivable of Pacific Ag. Products, LLC, or PAP, one of our indirect wholly-owned subsidiaries, as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to the extent that quarterly payments would result in PAP recording less than $0.1 million of net income in the quarter.

Kinergy and PAP are collectively required to generate aggregate earnings before interest, taxes, depreciation and amortization, or EBITDA, of $500,000, measured at the end of each calendar month, for each three calendar month period and EBITDA of $1.3 million, measured at the end of each calendar month, for each six calendar month period. Further, for all monthly periods, Kinergy and PAP must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $0.1 million absent the lender’s prior consent. Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender.

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Years Ended December 31,
	2013	2012

EBITDA Requirement – Three Months	$450	$450
Actual	$3,252	$1,165
Excess	$2,802	$715

EBITDA Requirement – Six Months	$1,100	$1,100
Actual	$4,131	$3,282
Excess	$3,031	$2,182

Fixed-Charge Coverage Ratio Requirement	2.00	2.00
Actual	8.64	8.84
Excess	6.64	6.84

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2013, Kinergy had an available borrowing base under the credit facility of $30.0 million and an outstanding balance of $19.0 million.

Plant Owners’ Term Debt and Operating Lines of Credit

The Plant Owners’ debt as of December 31, 2013 consisted of a $32.5 million tranche A-1 term loan, a $26.3 million tranche A-2 term loan and a $35.4 million revolving credit facility. The term and revolving debt require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. At December 31, 2013, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

From July 13, 2012 through June 30, 2013, the Plant Owners entered into transactions which amended the term and revolving debt and extended the maturity dates of the combined term loans and revolving debt from June 25, 2013 to June 30, 2016.

Monthly interest payments due to certain lenders on both the term and revolving debt was deferred and added to the principal amount of the loans. As of December 31, 2013, the extended principal balances above included $7.5 million of accrued interest that was deferred by the Plant Owners.

As of December 31, 2013, the aggregate outstanding balance of the revolving credit facility was $35.4 million. Further, since January 1, 2014, we made $19.4 million in additional principal payments in cash, resulting in an outstanding balance of $16.0 million as of March 31, 2014, with availability of $19.4 million.

On October 29, 2012, the Plant Owners entered into a new revolving credit facility that provides for up to an additional $10.0 million in availability. The Plant Owners may request increases in the amount of the facility in increments of not less than $1.0 million, up to a maximum additional credit limit of $5.0 million. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay in whole or in part the revolving loans and tranche A-1 loans (and the tranche A-2 loans following the payment in full of the revolving loans and tranche A-1 loans). However, in the event of any prepayment of the tranche A-1 loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments that would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The credit agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium. On January 4, 2013, the Plant Owners entered into an amendment to the new revolving credit facility and extended the maturity date of the facility from June 25, 2013 to June 25, 2015. On March 28, 2013, the lenders approved $5.0 million in additional availability for a maximum total credit limit of $15.0 million under the facility. As of December 31, 2013, the Plant Owners had unused availability under the new revolving credit facility of $15.0 million.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Pacific Ethanol Debt

Senior Unsecured Notes

On January 11, 2013 we issued and sold $22.2 million in aggregate principal amount of senior unsecured notes, or January 2013 Notes, and warrants to purchase an aggregate of 1.7 million shares of our common stock for aggregate net proceeds of $22.1 million. The warrants have an exercise price of $6.32 per share and expire in January 2018.

If we issue equity or equity-linked securities, receive interest from any purchased and outstanding Plant Owners’ term debt, conduct certain sales of assets or incur certain indebtedness, then we will be obligated to prepay the January notes using all net cash proceeds from the transaction, provided that any net proceeds received in connection with an equity-linked issuance must be used to either prepay the notes or purchase certain outstanding debt issued by the Plant Owners. Interest on the notes is payable in cash in arrears on the fifteenth day of each month beginning on March 15, 2013. Subject to the satisfaction of certain equity conditions, at our option, we may elect to pay interest due and payable in shares of our common stock, provided that the interest rate applicable to any outstanding amounts we pay in shares of common stock will increase by 2% per annum from the then applicable interest rate for the period for which such interest is paid. The number of shares to be issued for any particular interest payment equals the quotient of (x) the amount of interest payable (assuming payment in shares), divided by (y) the product of (i) the weighted average price of our common stock for the thirty trading days immediately preceding (but excluding) the payment due date, and (ii) 0.95. During 2013, we made principal cash payments on our January 2013 Notes in the aggregate amount of $6.2 million. In addition, we issued 0.5 million shares of our common stock as a $2.0 million principal payment.

The January 2013 Notes mature on March 30, 2016 and bear interest at a rate of 5% per annum, subject to adjustment. Payments due under the January 2013 Notes rank senior to all of our other indebtedness, including the indebtedness of our subsidiaries, other than certain permitted senior indebtedness.

As of December 31, 2013, the aggregate outstanding principal balance of the January 2013 Notes was $14.0 million. Further, since January 1, 2014, we made $13.1 million in additional principal payments in cash, resulting in an outstanding principal balance of $0.9 million as of March 31, 2014.

Series A and B Notes

On March 28, 2013, we issued $6.0 million in Series A Subordinated Convertible Notes, or Series A Notes, and warrants to purchase an aggregate of 1.8 million shares of our common stock for aggregate gross proceeds of $6.0 million. The warrants have an exercise price of $7.59 per share. Of the warrants issued in the transaction, warrants to purchase 0.8 million shares of common stock expire in March 2015 and warrants to purchase 1.0 million shares of common stock expire in June 2015. On June 21, 2013, we issued $8.0 million in Series B Subordinated Convertible Notes, or Series B Notes, for aggregate gross proceeds of $8.0 million. We raised aggregate net proceeds from these offerings of $12.6 million.

Unless converted or redeemed earlier, the Series A and B Notes were to mature on March 28, 2014. The Series A and B Notes bore interest at 5% per annum, compounded monthly. All amounts due under the Series A and B Notes were convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a conversion price, or Fixed Conversion Price, which was subject to adjustment as described below.

The Series A and B Notes were initially convertible into shares of our common stock at the initial Fixed Conversion Price of $15.00 per share. If we sold or issued any securities with “floating” conversion prices based on the market price of our common stock, the holder of a Series A and B Notes would have the right thereafter to substitute the “floating” conversion price for the Fixed Conversion Price upon conversion of all or part of the Series A and B Notes.

Amortization payments, together with accrued and unpaid interest on the Series A and B Notes, were payable on monthly installment dates. On or prior to the tenth calendar day before each installment date, we were required to deliver a notice electing to effect a redemption in cash or a conversion of the installment amount due on the installment date into shares of our common stock. Our ability to pay an installment amount in shares of our common stock was subject to numerous equity conditions, the failure of any of which, unless waived, would have required that we pay an installment amount solely in cash. On the applicable installment date, we were required to deliver to the holders of the Series B Notes an amount of shares of common stock equal to that portion of the installment amount being converted divided by the lesser of the then existing Fixed Conversion Price and 85% of the Market Price on the installment date, or Company Conversion Price. The “Market Price” on any given date was equal to the lesser of (i) the volume weighted average price on the trading day immediately preceding the date of determination, and (ii) the average of the three lowest volume weighted average prices during the ten trading day period ending on the trading day immediately prior to the date of determination.

The holder of a Series A or B Note could, at the holder’s election by giving notice to us, defer the payment of the installment amount due on any installment date to another installment date, in which case the amount deferred would become part of the subsequent installment date and would continue to accrue interest.

On any day during the period commencing on an installment date and ending on the trading day prior to the next installment date, the holder of a Series A or B Note could, at its election, convert the installment amounts due on up to four future installment dates at the Company Conversion Price in effect on the current installment date, provided that if we had elected to convert the installment amount due on the current installment date, the holder could only convert up to three future installment amounts. Upon the occurrence of certain events of default, there would be no limitation on the number of installment amounts that the holder could accelerate and the Company Conversion Price applicable to conversions made pursuant to this acceleration feature would equal the lesser of (i) the Company Conversion Price on the current installment date, (ii) 85% of the Market Price (as defined below), and (iii) the Fixed Conversion Price then in effect.

As of December 31, 2013, the Series A and B Notes had been fully retired.

Note Payable to Related Party

On March 31, 2009, our Chief Executive Officer provided funds in an aggregate amount of $1.0 million for general working capital purposes, in exchange for an unsecured promissory note issued by us. Interest on the unpaid principal amount accrues at a rate of 8.00% per annum. As of December 31, 2012, the remaining amount of $0.8 million was due and payable on the extended maturity date of March 31, 2013. On February 7, 2013, the maturity date was further extended to March 31, 2014. On March 31, 2014, we paid in cash the outstanding balance of the note payable.

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

Warrants and Conversion Features Carried at Fair Value

We have recorded our warrants issued since 2010 and the conversion features of our subordinated convertible notes issued in 2013 at fair value. We believe the valuation of these warrants and conversion features is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value the warrants and conversion features. Changes in these estimates, and in particular, certain of the inputs to the valuation estimates, can be volatile from period to period and may markedly impact the total mark-to-market valuation of the warrants and convertible notes recorded as fair value adjustments in our consolidated statements of operations. We recorded fair value adjustments on warrants and conversion features as an expense of $0.2 million and income of $2.0 million for the years ended December 31, 2013 and 2012, respectively. Our senior convertible notes issued in 2013 have been fully retired.

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

We did not recognize any asset impairment charges associated with the Pacific Ethanol Plants in 2013 or 2012.

Allowance for Doubtful Accounts

We sell ethanol primarily to gasoline refining and distribution companies, sell WDG to dairy operators and animal feed distributors and sell corn oil to poultry and biodiesel customers. We had significant concentrations of credit risk from sales of our ethanol as of December 31, 2013 and 2012, as described in Note 1 to our consolidated financial statements included elsewhere in this report. However, historically, those ethanol customers have had good credit ratings and we have collected the amounts billed to those customers. Receivables from customers are generally unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

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

We recognized a bad debt expense of $0.2 million and a recovery of less than $0.1 million for the years ended December 31, 2013 and 2012, respectively.

Impact of New Accounting Pronouncements

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Ethanol, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Irvine, California

March 31, 2014

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
ASSETS	2013	2012

Current Assets:
Cash and cash equivalents	$5,151	$7,586
Accounts receivable, net of allowance for doubtful accounts of $187 and $18, respectively	35,296	26,051
Inventories	23,386	16,244
Prepaid inventory	12,315	5,422
Other current assets	3,229	2,129
Total current assets	79,377	57,432

Total property and equipment, net	155,194	150,409
Other Assets:
Intangible assets, net	3,260	3,734
Other assets	3,218	3,388
Total other assets	6,478	7,122
Total Assets	$241,049	$214,963

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012
Current Liabilities:
Accounts payable – trade	$11,071	$5,104
Accrued liabilities	5,851	2,913
Current portion – capital leases	4,830	–
Current portion – long-term debt ($750 and $0 due to a related party, respectively)	750	4,029
Other current liabilities	5,714	369
Total current liabilities	28,216	12,415

Long-term debt, net of current portion ($0 and $750 due to a related party, respectively)	98,408	117,253
Accrued preferred dividends	3,657	5,852
Capital leases, net of current portion	6,041	–
Warrant liabilities at fair value	8,215	4,892
Other liabilities	1,611	1,644

Total Liabilities	146,148	142,056

Commitments and contingencies (Notes 1, 5, 6 and 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized: Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of December 31, 2013 and 2012	–	–
Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of December 31, 2013 and 2012; liquidation preference of $21,733 as of December 31, 2013	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 16,126,287 and 9,789,408 shares issued and outstanding as of December 31, 2013 and 2012, respectively	16	10
Additional paid-in capital	621,557	582,861
Accumulated deficit	(532,356)	(530,310)
Total Pacific Ethanol, Inc. stockholders’ equity	89,218	52,562
Noncontrolling interest	5,683	20,345
Total stockholders’ equity	94,901	72,907

Total Liabilities and Stockholders’ Equity	$241,049	$214,963

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012
Net sales	$908,437	$816,044
Cost of goods sold	875,507	835,568
Gross profit (loss)	32,930	(19,524)
Selling, general and administrative expenses	14,021	12,141
Income (loss) from operations	18,909	(31,665)
Fair value adjustments	(1,013)	1,954
Interest expense, net	(15,671)	(13,049)
Loss on extinguishments of debt	(3,035)	–
Other expense, net	(352)	(595)
Loss before provision for income taxes	(1,162)	(43,355)
Provision for income taxes	–	–
Consolidated net loss	(1,162)	(43,355)
Net loss attributed to noncontrolling interest	381	24,298
Net loss attributed to Pacific Ethanol, Inc.	$(781)	$(19,057)
Preferred stock dividends	$(1,265)	$(1,268)
Loss available to common stockholders	$(2,046)	$(20,325)
Loss per share, basic and diluted	$(0.17)	$(2.81)
Weighted-average shares outstanding, basic and diluted	12,264	7,224

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balances, January 1, 2012	927	$1	5,775	$6	$556,952	$(509,985)	$72,290	$119,264
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations	–	–	(3)	–	806	–	–	806
Shares issued on equity offerings	–	–	3,700	4	15,856	–	–	15,860
Warrant exercises	–	–	15	–	139	–	–	139
Shares issued as payment of prior unpaid Series B preferred dividends	–	–	302	–	1,462	–	–	1,462
Purchases of interests in New PE Holdco	–	–	–	–	7,646	–	(27,647)	(20,001)
Preferred stock dividends	–	–	–	–	–	(1,268)	–	(1,268)
Net loss	–	–	–	–	–	(19,057)	(24,298)	(43,355)
Balances, December 31, 2012	927	$1	9,789	$10	$582,861	$(530,310)	$20,345	$72,907
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations	–	–	600	1	1,696	–	–	1,697
Shares issued on convertible notes	–	–	4,446	4	18,551	–	–	18,555
Shares issued on senior notes	–	–	500	–	2,000	–	–	2,000
Warrant exercises	–	–	280	–	2,317	–	–	2,317
Shares issued as payment of prior unpaid Series B preferred dividends	–	–	511	1	2,192	–	–	2,193
Purchases of interests in New PE Holdco	–	–	–	–	11,940	–	(14,281)	(2,341)
Preferred stock dividends	–	–	–	–	–	(1,265)	–	(1,265)
Net loss	–	–	–	–	–	(781)	(381)	(1,162)
Balances, December 31, 2013	927	$1	16,126	$16	$621,557	$(532,356)	$5,683	$94,901

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2013	2012
Operating Activities:
Consolidated net loss	$(1,162)	$(43,355)
Adjustments to reconcile consolidated net loss to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	12,136	12,205
Fair value adjustments	227	(1,954)
Loss on extinguishments of debt	3,035	–
Inventory valuation	8	816
Change in fair value on derivative instruments	1,821	(999)
Amortization of deferred financing costs	2,009	736
Amortization of debt discounts	1,272	–
Noncash compensation	1,724	806
Bad debt expense (recovery)	169	(6)
Interest expense added to Plant Owners’ debt	4,745	3,542
Interest on convertible debt paid with stock	111	–
Changes in operating assets and liabilities:
Accounts receivable	(9,414)	2,095
Inventories	(2,150)	(929)
Prepaid expenses and other assets	(2,340)	2,251
Prepaid inventory	(6,893)	3,817
Accounts payable and accrued expenses	8,889	129
Net cash provided by (used in) operating activities	$14,187	$(20,846)
Investing Activities:
Additions to property and equipment	$(3,993)	$(2,273)
Purchases of New PE Holdco ownership interests	(2,340)	(10,000)
Net cash used in investing activities	$(6,333)	$(12,273)
Financing Activities:
Proceeds from senior notes and warrants	$22,192	$–
Proceeds from subordinated convertible notes and warrants	14,000	–
Proceeds from warrant exercises	2,064	–
Net proceeds from common stock and warrants	–	20,924
Proceeds from Plant Owners’ borrowings	7,000	24,022
Payments on Plant Owners’ borrowings	(17,115)	–
Purchase of Plant Owners’ debt	(27,088)	–
Net proceeds (payments) on Kinergy’s line of credit	(669)	(721)
Payments on senior unsecured notes	(6,208)	(10,000)
Debt issuance costs	(1,560)	(1,166)
Preferred stock dividend payments	(1,265)	(1,268)
Payments on capital leases	(1,640)	–
Net cash (used in) provided by financing activities	$(10,289)	$31,791
Net decrease in cash and cash equivalents	(2,435)	(1,328)
Cash and cash equivalents at beginning of period	7,586	8,914
Cash and cash equivalents at end of period	$5,151	$7,586

Supplemental Information:
Interest paid	$7,515	$8,828
Noncash financing and investing activities:
Preferred stock dividends paid in common stock	$2,192	$1,464
Notes issued for purchase of 33% ownership in New PEHC	$–	$10,000
Capital leases added to plant and equipment	$12,829	$–
Original discount on senior and convertible debt	$8,558	$–
Purchase of sugar inventory with note	$5,000	$–
Reclass of warrant liability to equity upon exercises	$260	$113
Reclass of noncontrolling interest to APIC upon acquisitions of ownership interests in New PE Holdco	$11,940	$7,646
Debt extinguished with issuance of common stock	$16,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries, including its wholly-owned subsidiaries, Kinergy Marketing, LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”) and PEMS Corp., a Delaware corporation, and including its majority-owned subsidiary, New PE Holdco LLC (“New PE Holdco”), which owns the Plant Owners (as defined below) (collectively, the “Company”).

The Company is the leading producer and marketer of low-carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), a nutritious animal feed, and corn oil. Serving integrated oil companies and gasoline marketers who blend ethanol into gasoline, the Company provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. The Company had a 91% and 67% ownership interest in New PE Holdco, the owner of four ethanol production facilities, as of December 31, 2013 and 2012, respectively. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies, sells its WDG to dairy operators and animal feed distributors and sells its corn oil to poultry and biodiesel customers.

The Company manages the production and operation of four ethanol production facilities, namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and their holding company, Pacific Ethanol Holding Co. LLC (“PEHC,” and together with the Pacific Ethanol Plants, the “Plant Owners”). PEHC is a wholly-owned subsidiary of New PE Holdco. These four facilities have an aggregate annual ethanol production capacity of up to 200 million gallons. As of December 31, 2013, three of the facilities were operating and one of the facilities was idled. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility. The Company plans to restart its idled facility located in Madera, California, in the second quarter of 2014.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 6, 2010, the Company purchased an initial 20% ownership interest in New PE Holdco, a VIE at the time, from a number of New PE Holdco’s owners. At that time, the Company determined it was the primary beneficiary of New PE Holdco, and as such, has since consolidated the results of New PE Holdco. Through various transactions, the Company increased its ownership interest in New PE Holdco to 67% at December 31, 2012. In 2013, the Company increased its ownership interest in New PE Holdco through various transactions in January, March, June and December 2013, acquiring additional ownership interests of 13%, 3%, 2% and 6%, respectively, bringing its ownership to 91% at December 31, 2013. As a result of owning 91% of New PE Holdco, the Company, with its significant majority position, has the ability to make most all decisions on its own, and has therefore determined that New PE Holdco is no longer considered a VIE. The Company continues to consolidate New PE Holdco’s financial results, however, now under the voting rights model. Consequently, since the Company does not wholly-own New PE Holdco, it must adjust its consolidated net income (loss) for the income (loss) attributed to New PE Holdco’s other owners. This adjustment results in net income (loss) attributed to Pacific Ethanol, Inc.

Reverse Stock Split – On May 14, 2013, the Company effected a one-for-fifteen reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

Liquidity – During 2013, the Company funded its operations primarily from cash provided by operations, borrowings under its credit facilities and various capital raising transactions in which it raised aggregate net proceeds of $36,696,000 through the issuance of senior unsecured notes, unsecured convertible notes, net of issuance costs and proceeds in connection with the exercise of warrants.

The Company’s current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. In addition, the Plant Owners have credit facilities for use in the operations of the Pacific Ethanol Plants. The Company expects that its future available capital resources will consist primarily of its remaining cash balances, cash flow from operations, if any, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under the asset management agreement relating to the Company’s operation of the Pacific Ethanol Plants, cash proceeds from warrant exercises and distributions, if any, in respect of the Company’s ownership interest in New PE Holdco.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies, sells WDG to dairy operators and animal feed distributors and sells corn oil to poultry and biodiesel customers generally without requiring collateral. Due to a limited number of ethanol customers, the Company had significant concentrations of credit risk from sales of ethanol as of December 31, 2013 and 2012, as described below.

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

Of the accounts receivable balance, approximately $27,487,000 and $20,627,000 at December 31, 2013 and 2012, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $187,000 and $18,000 as of December 31, 2013 and 2012, respectively. The Company recorded a bad debt expense of $169,000 and a recovery of $6,000 for the years ended December 31, 2013 and 2012, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Concentrations of Credit Risk – Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk, whether on- or off-balance sheet, that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below. Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The Company has not experienced any significant losses in such accounts and believes that it is not exposed to any significant risk of loss of cash.

The Company sells fuel-grade ethanol to gasoline refining and distribution companies. The Company sold ethanol to customers representing 10% or more of the Company’s total net sales, as follows.

	Years Ended December 31,
	2013	2012
Customer A	23%	21%
Customer B	17%	16%
Customer C	12%	12%

The Company had accounts receivable due from these customers totaling $14,109,000 and $12,011,000, representing 40% and 46% of total accounts receivable as of December 31, 2013 and 2012, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company purchases fuel-grade ethanol and corn, its largest cost component in producing ethanol, from its suppliers. The Company purchased ethanol and corn from suppliers representing 10% or more of the Company’s total purchases for the purchase and production of ethanol, as follows:

	Years Ended December 31,
	2013	2012
Supplier A	37%	40%
Supplier B	14%	14%

Inventories – Inventories consisted primarily of bulk ethanol, beet sugar and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	December 31,
	2013	2012
Finished goods	$10,287	$10,230
Raw materials	9,418	1,363
Work in progress	2,766	3,846
Other	915	805
Total	$23,386	$16,244

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

Intangible Assets – The Company amortizes intangible assets with definite lives using the straight-line method over their established lives, generally 2-10 years. Additionally, the Company tests these assets with established lives for impairment if conditions exist that indicate that carrying values may not be recoverable. Possible conditions leading to the unrecoverability of these assets include changes in market conditions, changes in future economic conditions or changes in technological feasibility that impact the Company’s assessments of future operations. If the Company determines that an impairment charge is needed, the charge will be recorded as asset impairment in the consolidated statements of operations.

Deferred Financing Costs – Deferred financing costs, which are included in other assets, are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method. Amortization of deferred financing costs was $2,009,000 and $736,000 for the years ended December 31, 2013 and 2012, respectively. Unamortized deferred financing costs were approximately $1,063,000 at December 31, 2013 and are recorded in other assets in the consolidated balance sheets.

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

Revenue from sales of third-party ethanol and co-products is recorded net of costs when the Company is acting as an agent between a customer and a supplier and gross when the Company is a principal to the transaction. The Company recorded $1,928,000 and $2,756,000 in net sales when acting as an agent for the years ended December 31, 2013 and 2012, respectively. Several factors are considered to determine whether the Company is acting as an agent or principal, most notably whether the Company is the primary obligor to the customer and whether the Company has inventory risk and related risk of loss or whether the Company adds meaningful value to the supplier’s product or service. Consideration is also given to whether the Company has latitude in establishing the sales price or has credit risk, or both. When the Company acts as an agent, it recognizes revenue on a net basis or recognizes its predetermined fees and any associated freight, based upon the amount of net revenues retained in excess of amounts paid to suppliers.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

California Ethanol Producer Incentive Program – The Company is eligible to participate in the California Ethanol Producer Incentive Program (“CEPIP”) through the Pacific Ethanol Plants located in California. The CEPIP is a program that may provide funds to an eligible California facility—up to $0.25 per gallon of production—when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, are less than prescribed levels determined by the California Energy Commission (“CEC”). For any month in which a payment is made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spread exceeds $1.00 per gallon. Since these funds are provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company records the proceeds, if any, as a credit to cost of goods sold. The Company will assess the likelihood of reimbursement in future periods as corn crush spreads approach $1.00 per gallon. If it becomes likely that amounts may be reimbursable by the Company, the Company will accrue a liability for such payment and recognize the costs as an increase in cost of goods sold.

The program may provide up to $3,000,000 per plant per year of operation through 2014. However, in 2013 and 2012, this program was not funded and the Company can provide no assurance that the CEC will decide to fund the CEPIP in 2014 or future periods or that the CEC will not alter the program thresholds, participant eligibility or other policy choices that may impact the ability of the Pacific Ethanol Plants located in California to be eligible for the CEPIP in 2014 or future years. The Company recorded $122,000 and $0 as cost of goods sold for the years ended December 31, 2013 and 2012, respectively, in respect of accrued CEPIP payments as required reimbursement for the Company’s total $2,000,000 received under the program.

Stock-Based Compensation – The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and makes revisions, if necessary, in the second quarter of each year if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested forfeitures at 8% and 5% for the years ended December 31, 2013 and 2012, respectively. The Company recognizes stock-based compensation expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

Impairment of Long-Lived Assets – The Company assesses the impairment of long-lived assets, including property and equipment, internally developed software and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of assets could be less than their net book value. In such event, the Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset is expected to generate plus the net proceeds expected from the sale of the asset. If this amount is less than the carrying value of the asset, the Company will then determine the fair value of the asset. An impairment loss would be recognized when the fair value is less than the related asset’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and purchasing decisions of the Company’s customers.

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

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2013
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(781)
Preferred stock dividends	(1,265)
Basic and diluted loss per share:
Loss available to common stockholders	$(2,046)	12,264	$(0.17)

	Year Ended December 31, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(19,057)
Preferred stock dividends	(1,268)
Basic and diluted loss per share:
Loss available to common stockholders	$(20,325)	7,224	$(2.81)

The Company had accrued and unpaid dividends of $3,657,000, or $0.23 per share of common stock outstanding, as of December 31, 2013 in respect of its Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”).

There were an aggregate of 1,357,000 and 246,000 potentially dilutive shares from convertible securities outstanding as of December 31, 2013 and 2012, respectively. These convertible securities were not considered in calculating diluted income (loss) per common share for the years ended December 31, 2013 and 2012 as their effect would be anti-dilutive.

Since January 1, 2014, through the date of this report, the Company issued an aggregate of 1,888,000 shares of its common stock upon cash exercises of certain outstanding warrants.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these items. The Company recorded at fair value its warrants and conversion features of its convertible notes. The Company believes the carrying value of its long-term debt approximates fair value because the interest rates on these instruments are variable.

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the fair value of warrants and conversion features, allowance for doubtful accounts, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions.

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

Recent Accounting Pronouncements – There are no current pending recent accounting pronouncements potentially impacting the Company.

2.	PACIFIC ETHANOL PLANTS.

Consolidation of New PE Holdco – The Company concluded that since New PE Holdco’s inception, through the point the Company became a 91% owner, New PE Holdco was a VIE because the other owners of New PE Holdco, due to the Company’s involvement through the contractual arrangements discussed below, at all times lacked the power to direct the activities that most significantly impacted its economic performance. However, since the Company’s recent acquisition bringing its ownership interest in New PE Holdco to 91%, the Company has obtained sufficient control both by way of agreements as well as based on structural control of New PE Holdco, such that New PE Holdco is no longer considered a VIE, and as such the Company will consolidate New PE Holdco under the voting rights model.

In January, March, June and December 2013, the Company purchased an additional 13%, 3%, 2% and 6% of the ownership interests in New PE Holdco for $1,308,000, $331,000, $197,000 and $505,000 in cash, respectively, bringing its total ownership interest to 91% as of December 31, 2013.

At the beginning of the year ended December 31, 2012, the Company had a 34% ownership interest in New PE Holdco. In July 2012, the Company purchased an additional 33% ownership interest in New PE Holdco for $20,000,000 by paying $10,000,000 in cash and issuing $10,000,000 in promissory notes.

Because the Company has a controlling financial interest in New PE Holdco, it did not record any gain or loss on these purchases, but instead reduced the amount of noncontrolling interest on the consolidated balance sheets by an aggregate $14,281,000 and $27,647,000 and recorded the difference of $11,940,000 and $7,646,000 for the years ended December 31, 2013 and 2012, respectively, which represents the fair value of these purchases above the price paid by the Company, to additional paid-in capital on the consolidated balance sheets.

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

As compensation for providing the services under the AMA, the Company is paid $75,000 per month for each production facility that is operational and $40,000 per month for each production facility that is idled. In addition to the monthly fee, if during any six-month period (measured on September 30 and March 31 of each year commencing March 31, 2011) a production facility has annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) per gallon of operating capacity of $0.20 or more, the Company will be paid a performance bonus equal to 3% of the increment by which EBITDA exceeds such amount. The aggregate performance bonus for all plants is capped at $2,200,000 for each six-month period. The performance bonus is to be reduced by 25% if all production facilities then operating do not operate at a minimum average yield of 2.70 gallons of denatured ethanol per bushel of corn. In addition, no performance bonus is to be paid if there is a default or event of default under the Plant Owners’ credit agreement resulting from their failure to pay any amounts then due and owing. The AMA also provides the Company with an incentive fee upon any sale of a production facility to the extent the sales price is above $0.60 per gallon of annual capacity. To date, no such bonuses have been earned by the Company.

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

The Company recorded revenues and New PE Holdco recorded costs of approximately $3,477,000 and $3,180,000 related to the AMA for the years ended December 31, 2013 and 2012, respectively. As such, these amounts have been eliminated upon consolidation.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ethanol Marketing Agreements – The Company entered into separate ethanol marketing agreements with each of the three Plant Owners whose facilities are operating, which granted it the exclusive right to purchase, market and sell the ethanol produced at those facilities. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to the Company, an amount is paid to the Company equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated incentive fee payable to the Company, which equals 1% of the aggregate third-party purchase price, provided that the marketing fee shall not be less than $0.015 per gallon and not more than $0.0225 per gallon. Each of the ethanol marketing agreements had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner.

The Company recorded revenues and New PE Holdco recorded costs of approximately $3,351,000 and $3,157,000 related to the ethanol marketing agreements for the years ended December 31, 2013 and 2012, respectively. These amounts have been eliminated upon consolidation.

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

The Company is to receive a fee of $0.045 per bushel of corn delivered to each facility as consideration for its procurement and handling services, payable monthly. The Company agreed to enter into an agreement guaranteeing the performance of its obligations under the corn procurement and handling agreement upon the request of a Plant Owner. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner.

The Company recorded revenues and New PE Holdco recorded costs of approximately $2,423,000 and $2,271,000 related to the corn procurement and handling agreements for the years ended December 31, 2013 and 2012, respectively. These amounts have been eliminated upon consolidation.

Distillers Grains Marketing Agreements – The Company entered into separate distillers grains marketing agreements with each of the three Plant Owners whose facilities are operating, which grant the Company the exclusive right to market, purchase and sell the WDG and corn oil produced at each facility. Under the terms of the distillers grains marketing agreements, within ten days after a Plant Owner delivers WDG or corn oil to the Company, the Plant Owner is paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the WDG or corn oil, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of WDG or corn oil produced or marketed, minus (iv) the estimated incentive fee payable to the Company, which equals the greater of (a) 5% of the aggregate third-party purchase price, and (b) $2.00 for each ton of WDG or corn oil sold in the transaction, but not less than $2.00 per ton and not more than $3.50 per ton. Each distillers grains marketing agreement had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner. The Company recorded revenues and New PE Holdco recorded costs of approximately $4,584,000 and $4,353,000 related to the distillers grain marketing agreements for the years ended December 31, 2013 and 2012, respectively. These amounts have been eliminated upon consolidation.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities of New PE Holdco – The carrying values and classification of assets that are collateral for the obligations of New PE Holdco at December 31, 2013 were as follows (in thousands):

Cash and cash equivalents	$18
Other current assets	15,820
Property and equipment	150,341
Other assets	2,839
Total assets	$169,018

Current liabilities	$18,295
Long-term debt	94,144
Other liabilities	6,281
Total liabilities	$118,720

3.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Facilities and plant equipment	$184,064	$169,229
Land	2,570	2,570
Other equipment, vehicles and furniture	5,600	5,280
Construction in progress	5,007	4,014
	197,241	181,093
Accumulated depreciation	(42,047)	(30,684)
	$155,194	$150,409

Depreciation expense, including idled facilities, was $11,662,000 and $11,481,000 for the years ended December 31, 2013 and 2012, respectively. One of the Pacific Ethanol Plants was idled at December 31, 2013 and 2012. The carrying values of this facility totaled $25,693,000 and $27,773,000 at December 31, 2013 and 2012, respectively. The Company continues to depreciate these assets, resulting in depreciation expense in the aggregate of $2,108,000 and $2,136,000 for the years ended December 31, 2013 and 2012, respectively.

Included in plant and equipment at December 31, 2013, is $12,829,000 attributable to capital leases. Depreciation expense related to these capital leases was $340,000 for the year ended December 31, 2013.

In accordance with the Company’s policy for evaluating impairment of long-lived assets under Accounting Codification Standards 360, management has evaluated the Company’s idled facility for possible impairment based on projected future cash flows from the facility’s operations. Management has determined that the undiscounted cash flows from operations of this facility over its estimated useful life exceed its carrying value, and therefore, no impairment has been recognized at December 31, 2013. In determining the future undiscounted cash flows, the Company made significant assumptions, including the future price of ethanol, the future price of corn, production volumes and the overall demand in relation to production and supply. If the Company were required to compute the fair value in the future, it may use the work of a qualified valuation specialist who would assist it in examining replacement costs, recent transactions between third parties and cash flow that can be generated from operations. If the Company were required to adjust the carrying value of the facility to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operation. No adjustment has been made in these financial statements for this uncertainty.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS.

Intangible assets consisted of the following (in thousands):

	Useful	December 31, 2013			December 31, 2012
	Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value

Non-Amortizing:
Kinergy tradename		$2,678	$–	$2,678	$2,678	$–	$2,678
Amortizing:
Customer relationships	10	4,741	(4,159)	582	4,741	(3,685)	1,056
Total intangible assets, net		$7,419	$(4,159)	$3,260	$7,419	$(3,685)	$3,734

Kinergy Tradename – The Company recorded a tradename valued at $2,678,000 in 2006 as part of its acquisition of Kinergy. The Company determined that the Kinergy tradename has an indefinite life and therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment of the Kinergy tradename for the years ended December 31, 2013 and 2012.

Customer Relationships – The Company recorded customer relationships valued at $4,741,000 as part of its acquisition of Kinergy. The Company has established a useful life of ten years for these customer relationships.

Amortization expense associated with intangible assets totaled $474,000 and $724,000 for the years ended December 31, 2013 and 2012, respectively. The weighted-average unamortized life of the intangible assets is 1.2 years. The remaining expected amortization expense relating to amortizable intangible assets is $474,000 and $108,000 for each of the years ending December 31, 2014 and 2015, respectively.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2013 and 2012, the Company did not designate any of its derivatives as cash flow hedges.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net losses of $1,821,000 and gains of $999,000 as the change in the fair value of these contracts for the years ended December 31, 2013 and 2012, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of December 31, 2013
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$961	Accrued liabilities	$859
		$961		$859

	As of December 31, 2012
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$189	Accrued liabilities	$167
		$189		$167

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the Years Ended December 31,

Type of Instrument	Statements of Operations Location	2013	2012

Commodity contracts	Cost of goods sold	$(1,901)	$720
		$(1,901)	$720

		Unrealized Gains

		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2013	2012

Commodity contracts	Cost of goods sold	$80	$279
		$80	$279

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	December 31, 2013	December 31, 2012
Kinergy operating line of credit	$19,042	$19,711
Senior unsecured notes	13,984	–
Plant Owners’ term debt and accrued interest	58,766	54,714
Plant Owners’ lines of credit and accrued interest	35,378	46,107
Note payable to related party	750	750
	127,920	121,282
Less: Parent purchased Plant Owners’ term debt	(27,088)	–
Total Consolidated debt	100,832	121,282
Less: Unamortized discount on senior unsecured notes	(1,674)	–
	99,158	121,282
Less short-term portion	(750)	(4,029)
Long-term debt	$98,408	$117,253

Kinergy Line of Credit – Kinergy has an operating line of credit for an aggregate amount of up to $30,000,000 with an optional accordion feature for up to an additional $10,000,000. The line of credit matures on December 31, 2015. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 2.25% and 3.25%. The applicable margin was 3.00% at December 31, 2013. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited under the terms of the credit facility to $1,000,000 per fiscal quarter in 2014 and $1,100,000 per fiscal quarter in 2015.

The credit facility also includes the accounts receivable of PAP as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to the extent that quarterly payments would result in PAP recording less than $100,000 of net income in the quarter.

For the calendar month ended September 30, 2013 and each calendar month thereafter, Kinergy and PAP are collectively required to generate aggregate EBITDA of $450,000 for the three months then ended and aggregate EBITDA of $1,100,000 for the six months then ended. These amounts were required through December 31, 2013. In 2014, the required EBITDA amounts increase to $500,000 for each rolling three month period and $1,300,000 for each rolling six month period. Further, for all monthly periods, Kinergy and PAP must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. The Company believes it is in compliance with these covenants.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. The Company has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2013, Kinergy had an available borrowing base under the credit facility of $30,000,000 and an outstanding balance of $19,042,000.

Senior Unsecured Notes – On January 11, 2013, under the terms of a securities purchase agreement dated December 19, 2012 among the Company and five accredited investors, the Company issued and sold to the investors in a private offering $22,192,000 in aggregate principal amount of its senior unsecured notes (“January 2013 Notes”) and warrants to purchase an aggregate of 1,708,700 shares of the Company’s common stock (“January 2013 Financing Transaction”) for aggregate net proceeds of $22,072,000. The warrants have an exercise price of $6.32 per share and expire in January 2018.

Upon closing of the January 2013 Financing Transaction, the Company recorded a debt discount of $2,657,000 associated with the value of the warrants issued in connection with the financing. The debt discount will be amortized over the life of the January 2013 Notes to approximate a yield adjustment.

If at any time the Company receives net cash proceeds from an issuance of equity or equity-linked securities of the Company, interest received from any purchased and outstanding Plant Owners’ term debt, certain sales of assets or as a result of incurring certain indebtedness, then the Company will be obligated to prepay the January 2013 Notes using 100% of all such net cash proceeds, provided that any net proceeds received in connection with an equity-linked issuance must be used to either prepay the January 2013 Notes or purchase certain outstanding debt issued by the Plant Owners. During 2013, the Company made principal cash payments on the January 2013 Notes in the aggregate amount of $6,208,000 and Company issued 500,000 shares of its common stock as a $2,000,000 principal payment, resulting in a loss of $229,000 on extinguishment of debt.

The January 2013 Notes mature on March 30, 2016 and bear interest at a rate of 5% per annum, subject to adjustment. Payments due under the January 2013 Notes rank senior to all other indebtedness of the Company and its subsidiaries, other than certain permitted senior indebtedness.

Interest on the January 2013 Notes is payable in cash in arrears on the fifteenth calendar day of each month beginning on March 15, 2013 (each, an “Interest Payment Date”). Subject to the satisfaction of certain equity conditions, at the option of the Company, the Company may elect to pay interest due and payable in shares of its common stock, provided that the interest rate applicable to any outstanding amounts the Company pays in shares will increase by 2% per annum from the then applicable interest rate for the period for which such interest is paid. The number of shares to be issued on any particular Interest Payment Date equals the quotient of (x) the amount of interest payable (assuming payment in shares) on such Interest Payment Date, divided by (y) the product of (i) the weighted average price of the Company’s common stock for the thirty trading days immediately preceding (but excluding) the Interest Payment Date, and (ii) 0.95. As of December 31, 2013, the Company had not made any interest payments in shares of its common stock.

As of December 31, 2013, the aggregate outstanding principal balance of the January 2013 Notes was $13,984,000. Further, since January 1, 2014, the Company made $13,035,000 in additional principal payments in cash, resulting in an outstanding principal balance of $949,000 as March 31, 2014.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictive Covenants

The January 2013 Notes prohibit the Company from engaging in various activities, including the following: (i) the Company and its subsidiaries may not incur other indebtedness, except for certain permitted indebtedness; (ii) the Company and its subsidiaries may not incur any liens, except for certain permitted liens; (iii) the Company and its subsidiaries may not, directly or indirectly, redeem or repay all or any portion of any indebtedness (except for certain permitted indebtedness) if at the time such payment is due or is made or, after giving effect to such payment, an event constituting, or that with the passage of time and without being cured would constitute, an event of default has occurred and is continuing; (iv) the Company and its subsidiaries may not redeem, repurchase or pay any dividend or distribution on their respective capital stock without the prior consent of the holders of the January 2013 Notes, other than certain permitted distributions; and (v) the Company and its subsidiaries may not sell, lease, assign, transfer or otherwise dispose of any assets of the Company or any subsidiary, except for certain permitted dispositions (including the sales of inventory or receivables in the ordinary course of business).

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

Subordinated Convertible Notes – On March 28, 2013, the Company issued $6,000,000 in aggregate principal amount of its Series A Subordinated Convertible Notes (“Series A Notes”), and warrants to purchase an aggregate of 1,839,600 shares of common stock for aggregate gross proceeds of $6,000,000. On June 21, 2013, the Company issued $8,000,000 in aggregate principal amount of its Series B Subordinated Convertible Notes (“Series B Notes”) for aggregate gross proceeds of $8,000,000. The warrants have an exercise price of $7.59 per share. Of the warrants issued in the transaction, warrants to purchase 788,400 shares of common stock expire in March 2015 and warrants to purchase 1,051,200 shares of common stock expire in June 2015. The net proceeds of these offerings of $12,560,000 were used to (i) purchase $6,665,000 of the Plant Owners’ debt maturing in June 2013, the maturity of which was also extended at the time from June 2013 to June 2016, and of which the Company immediately retired $1,122,000; (ii) acquire an additional 5% ownership interest in New PE Holdco; and (iii) purchase and immediately retire an additional $3,500,000 of the Plant Owners’ term debt.

Unless converted or redeemed earlier, the Series A and B Notes were to mature on March 28, 2014. The Series A and B Notes bore interest at 5% per annum, compounded monthly. All amounts due under the Series A and B Notes were convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a conversion price (“Fixed Conversion Price”), which was subject to adjustment as described below.

The Series A and B Notes were initially convertible into shares of the Company’s common stock at the initial Fixed Conversion Price of $15.00 per share. If the Company sold or issued any securities with “floating” conversion prices based on the market price of its common stock, the holder of a Series A or B Note would have the right thereafter to substitute the “floating” conversion price for the Fixed Conversion Price upon conversion of all or part of the Series A or B Note.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization payments, together with accrued and unpaid interest on the Series A and B Notes, were payable on monthly installment dates. On or prior to the tenth calendar day before each installment date, the Company was required to deliver a notice electing to effect a redemption in cash or a conversion of the installment amount due on the installment date into shares of its common stock. The Company’s ability to pay an installment amount in shares of its common stock was subject to numerous equity conditions, the failure of any of which, unless waived, would require that the Company pay an installment amount solely in cash. On the applicable installment date, the Company was required to deliver to the holders of Series A and B Notes an amount of shares of common stock equal to that portion of the installment amount being converted divided by the lesser of the then existing Fixed Conversion Price and 85% of the Market Price on the installment date (“Company Conversion Price”). The “Market Price” on any given date was equal to the lesser of (i) the volume weighted average price on the trading day immediately preceding the date of determination, and (ii) the average of the three lowest volume weighted average prices during the ten trading day period ending on the trading day immediately prior to the date of determination.

The holder of a Series A or B Note could, at the holder’s election by giving notice to the Company, defer the payment of the installment amount due on any installment date to another installment date, in which case the amount deferred would become part of the subsequent installment date and would continue to accrue interest.

On any day during the period commencing on an installment date and ending on the trading day prior to the next installment date, the holder of a Series A or B Note could, at its election, convert the installment amounts due on up to four future installment dates at the Company Conversion Price in effect on the current installment date, provided that if the Company had elected to convert the installment amount due on the current installment date, the holder could only convert up to three future installment amounts. Upon the occurrence of certain events of default, there would be no limitation on the number of installment amounts that the holder could accelerate and the Company Conversion Price applicable to conversions made pursuant to this acceleration feature would equal the lesser of (i) the Company Conversion Price on the current installment date, (ii) 85% of the Market Price, and (iii) the Fixed Conversion Price then in effect.

The Company determined that the conversion feature of the Series A and B Notes and the related warrants require bifurcation and liability classification and measurement, at fair value, and require evaluation at each reporting period. The initial fair values of the conversion feature of the Series A Notes of $1,400,800 and the warrants of $882,500 were accounted for as a debt discount and were amortized into interest expense as a yield adjustment over the term of the Series A Notes. The initial fair values of the conversion feature of the Series B Notes of $2,928,500 and the warrants of $689,300 were accounted for as a debt discount and were amortized into interest expense as a yield adjustment over the term of the Series B Notes.

From April 1, 2013 through December 31, 2013, the Company made installment payments and processed a number of conversions. In the aggregate, the Company issued 4,446,000 shares of its common stock in payment of principal and interest in an aggregate amount of the $14,000,000 in respect of the Series A and B Notes. In connection with these installment payments and conversions, the Company recorded losses on extinguishments of debt of $4,621,000 for the year ended December 31, 2013.

As of December 31, 2013, the Series A and B Notes had been fully retired.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plant Owners’ Term Debt and Operating Lines of Credit – The Plant Owners’ debt as of December 31, 2013 consisted of a $32,487,000 tranche A-1 term loan, a $26,279,000 tranche A-2 term loan and a $35,378,000 revolving credit facility. The term and revolving debt require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. At December 31, 2013, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

From July 13, 2012 through June 30, 2013, the Plant Owners entered into transactions which amended the term and revolving debt and extended the maturity dates in respect of the combined term loans and revolving debt from June 25, 2013 to June 30, 2016.

Monthly interest payments due to certain lenders on both the term and revolving debt was deferred and added to the principal amount of the loans. As of December 31, 2013, the extended principal balances above included $7,487,000 of accrued interest that was deferred by the Plant Owners.

As of December 31, 2013, the aggregate outstanding balance of the revolving credit facility was $35,378,000. Further, since January 1, 2014, the Company made $19,378,000 in additional principal payments in cash, resulting in an outstanding balance of $16,000,000 as of March 31, 2014, with availability of $19,378,000.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 21, 2013, the Company also used proceeds from the issuance of its Series B Notes to purchase $2,907,000 of tranche A-1 and A-2 term loans at a discount and an additional 2% ownership interest in New PE Holdco for $197,000. The Company recorded a gain on extinguishment of debt of $998,000 related to the discount it paid for the revolving and term loans.

New Operating Line of Credit – On October 29, 2012, the Plant Owners entered into a new revolving credit facility that initially provided for up to an additional $10,000,000. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay in whole or in part the revolving loans and tranche A-1 loans (and the tranche A-2 loans following the payment in full of the revolving loans and tranche A-1 loans). However, in the event of any prepayment of the tranche A-1 loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments that would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The credit agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium. On January 4, 2013, the Plant Owners entered into an amendment to the new revolving credit facility and extended the maturity date of the facility from June 25, 2013 to June 25, 2015. On March 28, 2013, the lenders approved $5,000,000 in additional availability for a maximum total credit limit of $15,000,000 under the facility. At December 31, 2013, the interest rate was approximately 8.75% and the Plant Owners had unused availability under the new revolving credit facility of $15,000,000.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in substantially all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of December 31, 2013. Interest on the unpaid principal amount accrues at a rate of 8.00% per annum. The Company recorded interest expense for this note of approximately $60,000 for each of the years ended December 31, 2013 and 2012, respectively. On February 7, 2013, the maturity date was extended to March 31, 2014. On March 31, 2014, the Company paid in cash the outstanding balance of the note payable.

Interest Expense on Borrowings – Interest expense on all borrowings discussed above was $12,680,000 and $12,314,000 for the years ended December 31, 2013 and 2012, respectively.

Long-term debt due in each of the next three years as of December 31, 2013 was as follows (in thousands):

Years Ended December 31,	Amount

2014	$750
2015	19,042
2016	81,040
Total	$100,832

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES.

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

The Company recorded no provision for income taxes for the years ended December 31, 2013 and 2012.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2013	2012
Statutory rate	35.0%	35.0%
Change in valuation allowance	458.0	125.5
Convertible debt instruments	(297.7)	–
Section 382 reduction to loss carryover	(141.1)	(169.4)
State income taxes, net of federal benefit	(8.2)	5.5
Stock compensation	(20.9)	(1.9)
Non-deductible items	(27.7)	3.6
Other	2.6	1.7
Effective rate	0.0%	0.0%

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$17,566	$17,818
Capital loss carryover	844	840
Stock-based compensation	556	278
Enterprise zone credits	259	–
Other accrued liabilities	395	156
Fixed assets	119	167
Other	217	207
Total deferred tax assets	19,956	19,466

Deferred tax liabilities:
Investment in New PE Holdco	(11,074)	(7,480)
Intangibles	(1,325)	(1,513)
Derivative instruments mark-to-market	(226)	(9)
Total deferred tax liabilities	(12,625)	(9,002)

Valuation allowance	(8,422)	(11,555)
Net deferred tax liabilities	$(1,091)	$(1,091)

Classified in balance sheet as:
Deferred income tax benefit (current assets)	$–	$–
Deferred income taxes (long-term liability)	(1,091)	(1,091)
	$(1,091)	$(1,091)

A portion of the Company’s net operating loss carryforwards will be subject to provisions of the tax law that limit the use of losses incurred by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations was approximately $374,810,000 at December 31, 2013.

Due to the limitation, a significant portion of these net operating loss carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire, the Company had federal net operating loss carryforwards of approximately $45,250,000 and $45,424,000, and state net operating loss carryforwards of approximately $41,695,000 and $48,291,000, at December 31, 2013 and 2012, respectively.

These net operating loss carryforwards expire at various dates beginning in 2014. The deferred tax asset for the Company’s net operating loss carryforwards at December 31, 2013 does not include $486,000 which relates to the tax benefits associated with warrants and non-statutory options exercised by employees, members of the board and others under the various incentive plans. These tax benefits will be recognized in stockholders’ equity rather than in the statements of operations but not until the period in which these amounts decrease taxes payable.

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

A valuation allowance has been established in the amount of $8,422,000 and $11,555,000 at December 31, 2013 and 2012, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. For the years ended December 31, 2013 and 2012, the Company recorded a decrease in the valuation allowance of $3,133,000 and $23,797,000, respectively, attributable almost exclusively to the expected expiration of net operating loss carryforwards due to limitations caused by ownership changes as previously discussed. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards (exclusive of net operating losses associated with items recorded directly to equity) for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

At December 31, 2013, the Company had no increase or decrease in unrecognized income tax benefits for the year as a result of uncertain tax positions taken in a prior or current period. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2013. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2010 – 2012
Arizona	2010 – 2012
California	2009 – 2012
Colorado	2009 – 2012
Idaho	2010 – 2012
Oregon	2010 – 2012

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

8.	PREFERRED STOCK.

The Company has 6,734,835 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2013, the Company had the following designated preferred stock:

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2013 and 2012. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Preferred Stock, with 926,942 shares outstanding at December 31, 2013 and 2012. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of the Series B Preferred Stock have conversion rights initially equivalent to approximately 0.03 shares of common stock for each share of Series B Preferred Stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis), at a price less than the conversion price then in effect. The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

The holders of Series B Preferred Stock vote together as a single class with the holders of the Company’s common stock on all actions to be taken by the Company’s stockholders. Each share of Series B Preferred Stock entitles the holder to approximately 0.03 votes per share on all matters to be voted on by the stockholders of the Company. Notwithstanding the foregoing, the holders of Series B Preferred Stock are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Series B Preferred Stock.

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

The Company recorded preferred stock dividends of $1,265,000 and $1,268,000 for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2009, 2010 and 2011, the Company accrued but did not pay any preferred stock dividends. For the years ended December 31, 2012 and 2013, however, the Company did pay its accrued dividends in cash.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9.	COMMON STOCK AND WARRANTS.

Warrant issuances – In connection with the January 2013 Financing Transaction, the Company issued warrants to purchase an aggregate of 1,708,700 shares of common stock. The warrants have an exercise price of $6.32 per share and expire in January 2018.

In connection with the Company’s issuance of its Series A and B Notes, the Company issued warrants to purchase up to 788,400 and 1,051,200 shares of common stock. The warrants have an exercise price of $7.59 per share and expire in March 2015 and June 2015, respectively.

Warrant exercises – During February 2013, certain holders exercised warrants and received an aggregate of 267,733 shares of the Company’s common stock upon payment of an aggregate of $2,064,000 in cash. The Company paid $785,800 in cash to the warrant holders as an inducement for these exercises, which was recorded as an expense. In March 2013, a holder exercised warrants on a cashless basis and received 11,356 shares of the Company’s common stock. From January 1, 2014 through March 31, 2014, certain holders exercised warrants and received an aggregate of 1,888,000 shares of the Company’s common stock upon payment of an aggregate of $12,122,000 in cash.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2012 Public Offering – On September 26, 2012, the Company raised $10,091,000, net of $909,000 of underwriting fees and issuance costs, through a public offering of units consisting of an aggregate of 1,833,000 shares of common stock and warrants immediately exercisable to purchase an aggregate of 1,833,000 shares of common stock at an exercise price of $8.85 per share and which expire in 2015. The Company accounted for the net proceeds of the offering by first allocating the $1,658,000 fair value of the warrants to liabilities and then allocating the remaining amount to equity.

July 2012 Public Offering – On July 3, 2012, the Company raised $10,903,000, net of $1,137,000 of underwriting fees and issuance costs, through a public offering of units consisting of an aggregate of 1,867,000 shares of common stock, warrants immediately exercisable to purchase an aggregate of 1,867,000 shares of common stock at an exercise price of $9.45 per share and which expire in 2017 (“Series I Warrants”) and warrants immediately exercisable to purchase an aggregate of 933,000 shares of common stock at an exercise price of $7.95 per share and which expire in 2014 (“Series II Warrants”). The Series I Warrants and the Series II Warrants are subject to “weighted-average” anti-dilution adjustments if the Company issues or is deemed to have issued securities at a price lower than their then applicable exercise prices. Due to subsequent transactions, the exercise price of the Series I Warrants was reduced to $6.09 per share and the exercise price of the Series II Warrants was reduced to $5.47 per share. The Company accounted for the net proceeds of the offering by first allocating the $3,380,000 fair value of the warrants to liabilities and then allocating the remaining amount to equity. In 2012, certain holders exercised their warrants with respect to 3,334 shares of common stock for $22,000 in cash.

Warrant Terms – The exercise prices of the warrants described above are subject to adjustment for stock splits, combinations or similar events, and, in such event, the number of shares issuable upon the exercise of the warrants will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. The warrants generally require payments to be made by the Company for failure to deliver the shares of common stock issuable upon exercise. The warrants may not be exercised if, after giving effect to the exercise, the investor together with its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock. The blocker applicable to the exercise of the warrants may be raised or lowered to any other percentage not in excess of 9.99%, except that any increase will only be effective upon 61-days’ prior notice to the Company. If the Company issues options, convertible securities, warrants, stock, or similar securities to holders of its common stock generally, each holder of certain warrants has the right to acquire the same securities as if the holder had exercised its warrants. The warrants prohibit the Company from entering into specified transactions involving a change of control, unless the successor entity assumes all of the Company’s obligations under the warrants under a written agreement before the transaction is completed. When there is a transaction involving a permitted change of control, a holder of a warrant a will have the right to force the Company to repurchase the holder’s warrant for a purchase price in cash equal to the Black-Scholes value (as calculated under the individual warrant agreements) of the then unexercised portion of the warrant.

Accounting for Warrants – The Company has determined that the warrants issued in the above transactions did not meet the conditions for classification in stockholders’ equity and as such, the Company has recorded them as a liability at fair value. The Company will revalue them at each reporting period. Further, as noted above, certain of the exercise prices declined as a result of the anti-dilution adjustments due to subsequent transactions. Accordingly, the Company recorded fair value adjustments quarterly, with total fair value adjustments of $648,000 and $1,954,000 for the years ended December 31, 2013 and 2012, respectively, which is largely attributed to adjustment, if any, to their exercise prices, term shortening and changes in the market value of the Company’s common stock. See Note 12 for the Company’s fair value assumptions.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreements – In connection with the above issuances, the Company entered into a registration rights agreements with all of the investors to file registration statements on Form S-1 or S-3 with the Securities and Exchange Commission by certain dates for the resale by the purchasers of the shares of common stock issued and the shares of common stock issuable upon exercise of the warrants. Subject to customary grace periods, the Company is required to keep the registration statements (and the accompanying prospectuses) available for use for resale by the investors on a delayed or continuous basis at then-prevailing market prices at all times until the earlier of (i) the date as of which all of the investors may sell all of the shares of common stock required to be covered by the registration statement without restriction under Rule 144 under the Securities Act of 1933, as amended (including volume restrictions) and without the need for current public information required by Rule 144(c)(1), if applicable) or (ii) the date on which the investors have sold all of the shares of common stock covered by the registration statement. The Company must pay registration delay payments of up to 2% of each investor’s initial investment per month if the registration statement ceases to be effective prior to the expiration of deadlines provided for in the registration rights agreement. The initial registration statements became effective by the stated deadlines and the Company did not record any liability associated with any registration delay payments under the registration rights agreements.

Warrant Summary – The following table summarizes warrant activity for the years ended December 31, 2013 and 2012 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2011	426	$1.80 – $745.50	$117.60
Warrants issued	4,633	$6.45 – $8.85	$7.80
Warrants exercised	(20)	$1.80 – $7.95	$2.85
Balance at December 31, 2012	5,039	$1.80 – $745.50	$17.10
Warrants issued	3,548	$6.32 – $7.59	$6.98
Warrants exercised	(285)	$1.80 – $8.85	$7.27
Warrants expired	(27)	$745.50	$745.50
Balance at December 31, 2013	8,275	$5.47– $735.00	$10.04

10.	STOCK-BASED COMPENSATION.

The Company has two equity incentive compensation plans: a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

2004 Stock Option Plan – The 2004 Stock Option Plan authorized the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”) to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 23,810 shares of common stock. On September 7, 2006, the Company terminated the 2004 Stock Option Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had 762 stock options outstanding under its 2004 Stock Option Plan at December 31, 2013 and 2012.

2006 Stock Incentive Plan – The 2006 Stock Incentive Plan authorizes the issuance of ISOs, NQOs, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 914,285 shares of common stock.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options – On August 1, 2011, August 25, 2011 and June 18, 2013, the Company granted options to purchase an aggregate of 12,900, 1,000 and 229,000 shares of the Company’s common stock at exercise prices of $12.90, $5.25 and $3.74 per share, which were the respective closing prices per share of the Company’s common stock on the dates of grant, with estimated fair values of $6.60, $2.70 and $1.68, respectively. The options granted in 2011 vested as to 33% on each of April 1, 2012 and 2013 and vest as to 34% on April 1, 2014. The options granted in 2013 vest as to 33% on each of April 1, 2014 and 2015 and vest as to 34% on April 1, 2016. The options expire 10 years from the date of grant. Fair value was determined using the Black-Scholes Option Pricing Model. For the August 1, 2011 grants, the inputs to estimating fair value were: exercise price of $12.90; estimated life of 5.0 years; expected volatility of 56.7%; and risk free interest rate of 2.50%. For the August 25, 2011 grants, the inputs to estimating fair value were: exercise price of $5.25; estimated life of 5.0 years; expected volatility of 56.7% and risk free interest rate of 2.50%. For the June 18, 2013 grants, the inputs to estimating fair value were: exercise price of $3.74; estimated life of 3.0 years; expected volatility of 68.0% and risk free interest rate of 0.57%. The Company estimates expected volatility using peer companies within its industry.

Summaries of the status of Company’s stock option plans as of December 31, 2013 and 2012 and of changes in options outstanding under the Company’s plans during those years are as follows (shares in thousands):

	Years Ended December 31,
	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	13	$63.00	15	$56.70
Issued	229	$3.74	–	$–
Cancelled	(1)	$12.90	(2)	$8.25
Outstanding at end of year	241	$6.91	13	$63.00
Options exercisable at end of year	9	$88.08	5	$147.45

Stock options outstanding as of December 31, 2013, were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.74	229	9.47	$3.74	–	$–
$12.90	11	7.59	$12.90	8	$12.90
$866.25-$871.50	1	1.57	$867.23	1	$867.23

The options outstanding at December 31, 2013 and 2012 had intrinsic values of $309,000 and $0, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock – The Company granted to certain employees and directors shares of restricted stock under its 2006 Stock Incentive Plan pursuant to restricted stock agreements. A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2011	31	$64.05
Vested	(13)	$81.90
Canceled	(2)	$61.20
Unvested at December 31, 2012	16	$50.40
Issued	615	$4.56
Vested	(142)	$7.85
Canceled	(17)	$6.10
Unvested at December 31, 2013	472	$5.07

The fair value of the common stock at vesting aggregated $601,000 and $112,000 for the years ended December 31, 2013 and 2012, respectively. Stock-based compensation expense related to employee and non-employee restricted stock and option grants recognized in income were as follows (in thousands):

	Years Ended December 31,
	2013	2012
Employees	$1,333	$782
Non-employees	391	24
Total stock-based compensation expense	$1,724	$806

At December 31, 2013, the total compensation cost related to unvested awards which had not been recognized was $2,400,000 and the associated weighted-average period over which the compensation cost attributable to those unvested awards would be recognized was 1.65 years.

11.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2013:

Leases – Future minimum lease payments required by non-cancelable leases in effect at December 31, 2013 are as follows (in thousands):

Years Ended December 31,	Capital Leases	Operating Leases
2014	$5,109	$1,120
2015	4,351	1,141
2016	746	1,103
2017	794	951
2018	547	869
Thereafter	–	2,721
Total minimum payments	11,547	$7,905
Amount representing interest	(676)
Obligations under capital leases	10,871
Obligations due within one year	4,830
Long-term obligations under capital leases	$6,041

Total rent expense during the years ended December 31, 2013 and 2012 was $1,454,000 and $2,252,000, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales Commitments – At December 31, 2013, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG, corn oil and syrup. The Company had open ethanol indexed-price contracts for 122,273,000 gallons of ethanol as of December 31, 2013. The Company had open corn oil fixed-price sales contracts valued at $959,000 and open indexed-price sales contracts for 1.8 million pounds of corn oil as of December 31, 2013. The Company had open WDG and syrup fixed-price sales contracts valued at $105,000 and open indexed-price sales contracts for 270 tons of WDG and syrup as of December 31, 2013. These sales contracts will be completed throughout 2014.

Purchase Commitments – At December 31, 2013, the Company had indexed-price purchase contracts to purchase 15,457,000 gallons of ethanol and fixed-price purchase contracts to purchase $18,736,000 of ethanol from its suppliers. These purchase commitments will be satisfied throughout 2014.

Contingencies – The following is a description of significant contingencies at December 31, 2013:

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

On May 24, 2013, GS CleanTech Corporation (“GS CleanTech”), filed a suit in the United States District Court for the Eastern District of California, Sacramento Division (Case No.: 2:13-CV-01042-JAM-AC), naming Pacific Ethanol, Inc. as a defendant. On August 29, 2013, the case was transferred to the United States District Court for the Southern District of Indiana and made part of the pre-existing multi-district litigation involving GS CleanTech and multiple defendants. The suit alleges infringement of a patent assigned to GS CleanTech by virtue of certain corn oil separation technology in use at one or more of the ethanol production facilities in which the Company has an interest, including Pacific Ethanol Stockton LLC (“PE Stockton”), located in Stockton, California. The complaint seeks preliminary and permanent injunctions against the Company, prohibiting future infringement on the patent owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, but in any event no less than a reasonable royalty for the use made of the inventions of the patent, plus attorney’s fees. The Company has since answered the complaint and counterclaimed that the patent claims at issue, as well as the claims in several related patents, are invalid and unenforceable and that the Company is not infringing. Pacific Ethanol, Inc. does not itself use any corn oil separation technology and may seek a dismissal on those grounds.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two Company subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC (“PE Magic Valley”). The claims are similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases, currently pending in the United States District Court for the Eastern District of California and United States District Court for the Eastern District of Idaho, respectively, will be transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against Pacific Ethanol, Inc. is pending, in accordance with a Conditional Transfer Order issued by the Judicial Panel on Multidistrict Litigation on March 27, 2014. Although PE Stockton and PE Magic Valley do separate and market corn oil, the Company, PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. The Company, PE Stockton and PE Magic Valley expect to mount vigorous defenses that include noninfringement, unenforceability, and invalidity of each of the patents at issue.

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

The Company recorded its warrants issued from 2011 through 2013 and its conversion features associated with its convertible notes at fair value and designated them as Level 3 on their issuance date.

Warrants – Except for the warrants issued September 26, 2012, the warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The warrants issued September 26, 2012, due to no anti-dilution protection features, were valued using the Black-Scholes Valuation Model.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant assumptions used and related fair values for the warrants as of December 31, 2013 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
06/21/2013	$7.59	52.4%	0.13%	1.24	22.7%	1,051,000	$660,000
03/28/2013	$7.59	52.4%	0.13%	1.20	22.7%	788,000	495,000
01/11/2013	$6.32	63.3%	1.27%	4.03	43.8%	1,709,000	2,892,000
09/26/2012	$8.85	58.5%	0.38%	1.74	42.3%	1,771,000	702,000
07/3/2012	$6.09	61.2%	1.27%	3.51	40.2%	1,812,000	3,008,000
07/3/2012	$5.47	52.8%	0.01%	0.01	42.3%	804,000	3,000
12/13/2011	$8.43	60.4%	0.78%	2.95	37.9%	306,000	455,000
							$8,215,000

Significant assumptions used and related fair values for the warrants as of December 31, 2012 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
09/26/2012	$8.85	70.2%	0.36%	2.74	53.9%	1,833,000	$1,112,000
07/3/2012	$7.50	76.1%	0.72%	4.51	55.5%	1,867,000	2,756,000
07/3/2012	$6.45	69.3%	0.16%	1.01	55.5%	930,000	509,000
12/13/2011	$12.45	74.4%	0.54%	3.95	52.3%	330,000	480,000
10/6/2010	$1.80	76.0%	0.72%	4.80	46.4%	17,000	35,000
							$4,892,000

Convertible Notes – The conversion feature imbedded in the convertible notes was valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The Company estimated the fair value of the conversion feature until the retirement of the convertible notes in December 2013.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair value of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1.

The following table summarizes fair value measurements by level at December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$961	$–	$–	$961
Total Assets	$961	$–	$–	$961

Liabilities:
Warrants(2)	$–	$–	$8,215	$8,215
Commodity contracts(3)	859	–	–	859
Total Liabilities	$859	$–	$8,215	$9,074

__________

(1) Included in other current assets in the consolidated balance sheets.

(2) Included in warrant liabilities at fair value in the consolidated balance sheets.

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

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs were as follows (in thousands):

	Warrants	Conversion Features
Balance, December 31, 2011	$1,921	$–
Issuance of warrants in July offering	3,380	–
Issuance of warrants in September offering	1,658	–
Exercises of warrants	(113)	–
Adjustments to fair value for the period	(1,954)	–
Balance, December 31, 2012	$4,892	$–
Issuance of warrants in January offering	$2,657	$–
Issuance of notes and warrants in March offering	1,572	1,401
Issuance of notes in June offering	–	2,929
Conversions of notes	–	(5,205)
Exercises of warrants	(260)	–
Adjustments to fair value for the period	(646)	875
Balance, December 31, 2013	$8,215	$–

13.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $3,657,000 and $5,852,000 as of December 31, 2013 and 2012, respectively. As further discussed in Note 8, the Company issued common stock in payment of certain accrued and unpaid dividends.

Note Payable to Related Party – The Company has a note payable to its Chief Executive Officer totaling $750,000 as of December 31, 2013 and 2012. The maturity date is March 31, 2014.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SUBSEQUENT EVENTS.

Warrant Exercises – From January 1, 2014 through March 31, 2014, certain holders exercised warrants and received an aggregate of 1,888,000 shares of the Company’s common stock upon payment of $12,122,000 in cash.

A summary as of March 31, 2014 of outstanding warrants, which we recorded at fair value, with a weighted-average exercise price of $7.55, is as follows:

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding
06/21/2013	06/21/2015	$7.59	1,051,000
03/28/2013	03/28/2015	$7.59	788,000
01/11/2013	01/11/2018	$6.32	813,000
09/26/2012	09/26/2015	$8.85	1,639,000
07/3/2012	07/03/2017	$6.09	976,000
12/13/2011	12/13/2016	$8.43	281,000
			5,548,000

Payments on January 2013 Notes – From January 1, 2014 through March 31, 2014, the Company made $13,035,000 in additional principal payments in cash on its January 2013 Notes. As of March 31, 2014, the remaining principal balance on the January 2013 Notes was $949,000.

Payments on Plant Owners’ Revolving Credit Facility – From January 1, 2014 through March 31, 2014, the Company made $19,378,000 in principal payments on its revolving line of credit. As of March 31, 2014, the outstanding principal balance on this revolving line of credit was $16,000,000, with $19,378,000 of availability.

Payments on Note Payable to Related Party – The Company paid in full its $750,000 note payable to its Chief Executive Officer on its March 31, 2014 maturity date.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Call Option Agreement dated June 29, 2010 between the Registrant, New PE Holdco LLC and certain Members	8-K	000-21467	10.1	07/06/2010

2.2	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated September 28, 2010 between the Registrant and CS Candlewood Special Situations Fund, L.P.	8-K	000-21467	10.5	09/28/2010

2.3	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated November 29, 2011 between the Registrant and Pacific Ethanol Equity Holdings LLC	8-K	000-21467	10.1	12/02/2011

2.4	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 8, 2011 between the Registrant and Candlewood Special Situations Fund, L.P.	S-1	333-178685	2.8	12/22/2011

2.5	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Wexford Spectrum Investors LLC	S-1	333-178685	2.9	12/22/2011

2.6	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Wexford Catalyst Investors LLC	S-1	333-178685	2.10	12/22/2011

2.7	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Debello Investors LLC	S-1	333-178685	2.11	12/22/2011

2.8	Form of Agreements for Purchase and Sale of Units in New PE Holdco LLC dated June 21, 2012 between the Registrant and each of Credit Suisse Securities (USA) LLC, Continental Casualty Company, Wexford Catalyst Investors LLC, Wexford Spectrum Investors LLC, Debello Investors LLC and Candlewood Special Situations Fund L.P.	8-K	000-21467	10.1	06/27/2012

2.9	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 19, 2012 between the Registrant and each of Candlewood Special Situations Fund, LP, CCVF PacEth LLC and Candlewood Credit Value Fund II, LP	8-K	000-21467	10.5	12/19/2012

2.10	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated January 11, 2013 between the Registrant and Credit Suisse Loan Funding LLC	8-K	000-21467	10.5	12/19/2012

2.11	Agreement for Purchase and Sale of Loans and Units in New PE Holdco LLC dated March 27, 2013 among the Registrant, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Series G of Special Assets Equity Holdings Series, LLC	S-1	333-189713	2.15	6/28/2013

2.12	Agreement for Purchase and Sale of Loans and Units in New PE Holdco LLC dated June 21, 2013 among the Registrant, NordkapAG and NKPacific, LLC	8-K	000-21467	10.3	06/26/2013

2.13	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 6, 2013 between the Registrant and each of CIFC Funding 2007-III Asset-V LLC and CIFC Funding 2007-IV Asset-IV LLC					X

2.14	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 10, 2013 between the Registrant and Armory Fund L.P.					X

2.15	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 14, 2013 between the Registrant and each of Mariner Partners, L.P. and Dee River Holdings, Inc.					X

3.1	Certificate of Incorporation	10-Q	000-21467	3.1	08/07/2013

3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	08/07/2013

3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	08/07/2013

3.4	Certificate of Amendment to Certificate of Incorporation dated June 10, 2010	10-Q	000-21467	3.4	08/07/2013

3.5	Certificate of Amendment to Certificate of Incorporation dated June 8, 2011	10-Q	000-21467	3.5	08/07/2013

3.6	Certificate of Amendment to Certificate of Incorporation dated May 14, 2013	10-Q	000-21467	3.6	08/07/2013

3.7	Bylaws of the Registrant	8-K	000-21467	3.2	03/29/2005

10.1	2004 Stock Option Plan#	S-8	333-123538	4.1	03/24/2005

10.2	Amended 1995 Incentive Stock Plan#	10-KSB	000-21467	10.7	03/31/2003

10.3	First Amendment to 2004 Stock Option Plan#	8-K	000-21467	10.3	02/01/2006

10.4	2006 Stock Incentive Plan, as amended#	S-8	333-189478	4.1	06/20/2013

10.5	Form of Employee Restricted Stock Agreement#	8-K	000-21467	10.2	10/10/2006

10.6	Form of Non-Employee Director Restricted Stock Agreement#	8-K	000-21467	10.3	10/10/2006

10.7	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Neil M. Koehler#	8-K	000-21467	10.3	12/17/2007

10.8	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Christopher W. Wright#	8-K	000-21467	10.5	12/17/2007

10.9	Amended and Restated Executive Employment Agreement dated November 25, 2009 between the Registrant and Bryon T. McGregor#	8-K	000-21467	10.1	11/27/2009

10.10	Executive Employment Agreement dated January 6, 2013 between the Registrant and Michael D. Kandris#	8-K	000-21467	10.1	01/10/2013

10.11	Amended and Restated Executive Employment Agreement dated October 1, 2012 between the Registrant and Paul P. Kohler#					X

10.12	Employment Agreement dated November 12, 2012 between the Registrant and James R. Sneed#					X

10.13	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010

10.14	Promissory Note dated March 30, 2009 by the Registrant in favor of Neil M. Koehler	8-K	000-21467	10.6	04/02/2009

10.15	First Amendment to Promissory Note dated March 29, 2010 between the Registrant and Neil M. Koehler	S-1	333-189713	10.49	06/28/2013

10.16	Second Amendment to Promissory Note dated November 5, 2010 between the Registrant and Neil M. Koehler	S-1	333-189713	10.49	06/28/2013

10.17	Third Amendment to Promissory Note dated March 7, 2012 between the Registrant and Neil M. Koehler	S-1	333-189713	10.49	06/28/2013

10.18	Fourth Amendment to Promissory Note dated February 7, 2013 between the Registrant and Neil M. Koehler	S-1	333-189713	10.49	06/28/2013

10.19	Warrant dated March 27, 2008 issued by the Registrant to Lyles United, LLC	8-K	000-21467	10.3	03/27/2008

10.20	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008

10.21	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008

10.22	Form of Warrant dated May 22, 2008 issued by the Registrant	8-K	000-21467	10.2	05/23/2008

10.23	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008

10.24	Form of Warrant dated May 23, 2008 issued by the Registrant	8-K	000-21467	10.5	05/23/2008

10.25	Amended and Restated Loan and Security Agreement dated May 4, 2012 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as Lenders, Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	05/08/2012

10.26	Amended and Restated Guarantee dated May 4, 2012 by the Registrant in favor of Wells Fargo Capital Finance, LLC for and on behalf of Lenders	8-K	000-21467	10.2	05/08/2012

10.27	Second Amended and Restated Asset Management Agreement dated June 30, 2011 among the Registrant, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC and Pacific Ethanol Magic Valley, LLC	8-K	000-21467	10.1	07/06/2011

10.28	Form of Amended and Restated Ethanol Marketing Agreement	8-K	000-21467	10.2	07/06/2011

10.29	Form of Amended and Restated Corn Procurement and Handling Agreement	8-K	000-21467	10.4	07/06/2011

10.30	Form of Amended and Restated Distillers Grains Marketing Agreement	8-K	000-21467	10.5	07/06/2011

10.31	Limited Liability Company Agreement of New PE Holdco LLC	10-K	000-21467	10.34	03/31/2011

10.32	Form of Amendment and Exchange Agreement dated January 7, 2011	8-K	000-21467	10.1	01/07/2011

10.33	Form of Warrants dated January 7, 2011 issued by the Registrant	8-K	000-21467	10.3	01/07/2011

10.34	Securities Purchase Agreement dated December 8, 2011 between the Registrant and the investors identified therein	S-1	333-178685	2.11	12/22/2011

10.35	Registration Rights Agreement dated December 13, 2011 between the Registrant and the investors identified therein	8-K	000-21467	10.3	12/09/2011

10.36	Amendment No. 1 to Registration Rights Agreement dated February 22, 2012 between the Registrant and the investors identified therein	10-K	000-21467	10.43	03/08/2012

10.37	Form of Warrants dated December 13, 2011 issued by the Registrant	8-K/A	000-21467	10.2	12/12/2011

10.38	Form of Series I Warrants and Series II Warrants issued by the Registrant on July 3, 2012 (the forms of Series I Warrants and Series II Warrants are identical in all respects other than the exercise price and term applicable to each of such series of Warrants)	8-K	000-21467	10.1	06/28/2012

10.39	Form of Warrants dated September 26, 2012 issued by the Registrant	8-K	000-21467	10.1	09/21/2012

10.40	Second Amended and Restated Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and Amarillo National Bank	10-Q	000-21467	10.6	11/14/2012

10.41	First Amendment to Second Amended and Restated Credit Agreement dated January 4, 2013 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	S-1	333-189713	10.44	06/28/2013

10.42	Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and Amarillo National Bank	10-Q	000-21467	10.7	11/14/2012

10.43	First Amendment to Credit Agreement dated January 4, 2013, among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and the other parties identified therein	S-1	333-189713	10.46	06/28/2013

10.44	Intercreditor Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC and Wells Fargo Bank, N.A.	10-Q	000-21467	10.8	11/14/2012

10.45	Securities Purchase Agreement dated December 19, 2012 among the Registrant and the investors identified therein	8-K	000-21467	10.1	12/19/2012

10.46	Form of Senior Unsecured Notes issued on January 11, 2013	8-K	000-21467	10.2	01/15/2013

10.47	Form of Warrants issued on January 11, 2013	8-K	000-21467	10.3	12/19/2012

10.48	Registration Rights Agreement dated January 11, 2013 among the Registrant and the investors identified therein	8-K	000-21467	10.4	01/15/2013

10.49	Form of Amendment Agreement dated March 28, 2013 among the Registrant and the investors identified therein	8-K	000-21467	10.6	03/28/2013

10.50	Securities Purchase Agreement dated March 28, 2013 between the Registrant and the investors identified therein	8-K	000-21467	10.1	03/28/2013

10.51	Form of Series A Notes issued on March 28, 2013 and Series B Notes issued on June 20, 2013	8-K	000-21467	10.2	03/28/2013

10.52	Form of Series A Warrants and Series B Warrants issued on March 28, 2013	8-K	000-21467	10.3	03/28/2013

10.53	Form of Base Indenture between the Registrant and U.S. Bank, National Association	8-K	000-21467	10.4	03/28/2013

10.54	Form of First Supplemental Indenture and Second Supplemental Indenture	8-K	000-21467	10.5	03/28/2013

10.55	Letter Agreement dated December 16, 2013 among the Registrant and the holders of the Registrant’s Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.1	12/16/2013

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document**	X

101.SCH	XBRL Taxonomy Extension Schema**	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase **	X

101.LAB	XBRL Taxonomy Extension Label Linkbase**	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	X

_______________

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

(**)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2014.

PACIFIC ETHANOL, INC.
/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES William L. Jones	Chairman of the Board and Director	March 31, 2014
/s/ NEIL M. KOEHLER Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2014
/s/ BRYON T. MCGREGOR Bryon T. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
/s/ MICHAEL D. KANDRIS Michael D. Kandris	Chief Operating Officer and Director	March 31, 2014
/s/ TERRY L. STONE Terry L. Stone	Director	March 31, 2014
/s/ JOHN L. PRINCE John L. Prince	Director	March 31, 2014
/s/ DOUGLAS L. KIETA Douglas L. Kieta	Director	March 31, 2014
/s/ LARRY D. LAYNE Larry D. Layne	Director	March 31, 2014

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

2.13	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 6, 2013 between the Registrant and each of CIFC Funding 2007-III Asset-V LLC and CIFC Funding 2007-IV Asset-IV LLC

2.14	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 10, 2013 between the Registrant and Armory Fund L.P.

2.15	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 14, 2013 between the Registrant and each of Mariner Partners, L.P. and Dee River Holdings, Inc.

10.11	Amended and Restated Executive Employment Agreement dated October 1, 2012 between the Registrant and Paul P. Kohler

10.12	Employment Agreement dated November 12, 2012 between the Registrant and James R. Sneed

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

-53-