Form 10-K/A
period 2013-12-31
Pacific Ethanol, Inc.
filed 2014-04-02
CIK 778164

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 1, 2014 was 17,960,266.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Page

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	3

Item 11.	Executive Compensation.	10

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	19

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	21

Item 14.	Principal Accounting Fees and Services.	29

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	30

Signatures

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) on Form 10-K/A amends the Annual Report on Form 10-K of Pacific Ethanol, Inc. (the “Company”, “we,” “us,” or “our”) for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Report”).

The purpose of this Amendment No. 1 is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2014 Annual Meeting of Stockholders. This Amendment No. 1 hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the Original Report.

The reference on the cover of the Original Report to the incorporation by reference of the registrant’s Definitive Proxy Statement into Part III of the Original Report is hereby amended to delete that reference.

Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in the Original Report in this Amendment No. 1.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding our directors as of April 1, 2014:

Name	Age	Position(s) Held
William L. Jones(1)	64	Chairman of the Board and Director
Neil M. Koehler	56	Chief Executive Officer, President and Director
Michael D. Kandris	66	Chief Operating Officer and Director
Terry L. Stone(2)	64	Director
John L. Prince(3)	71	Director
Douglas L. Kieta(3)	71	Director
Larry D. Layne(4)	73	Director

_______________

(1) Member of the Audit Committee

(2) Member of the Audit and Compensation Committees.

(3) Member of the Compensation and Nominating and Corporate Governance Committees.

(4) Member of the Audit, Compensation and Nominating and Corporate Governance Committees.

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

Neil M. Koehler has served as Chief Executive Officer, President and as a director since March 2005. Mr. Koehler is a co-founder of PEI California and served as its Chief Executive Officer since its formation in January 2003 and as a member of its board of directors from March 2004 until its dissolution in March 2012. Prior to his association with PEI California, Mr. Koehler was the co-founder and General Manager of Parallel Products, one of the first ethanol production facilities in California, which was sold to a public company in 1997. Mr. Koehler was also the sole manager and sole limited liability company member of Kinergy Marketing, LLC, which he founded in September 2000, and which is one of our wholly-owned subsidiaries. Mr. Koehler has over 30 years of experience in the ethanol production, sales and marketing industry in the Western United States. Mr. Koehler is a Director of the Renewable Fuels Association and is a nationally-recognized speaker on the production and marketing of renewable fuels. Mr. Koehler also served as an executive officer of our plant subsidiaries at the time they filed for protection under the United States Bankruptcy Code in 2009. Mr. Koehler has a B.A. degree in Government from Pomona College.

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

Larry D. Layne has served as a director since December 2007. Mr. Layne joined First Western Bank in 1963 and served in various capacities with First Western Bank and its acquiror, Lloyds Bank of California, and Lloyd’s acquiror, Sanwa Bank California, until his retirement in 2000. Sanwa Bank California was subsequently acquired by Bank of the West. From 1999 to 2000, Mr. Layne was Vice Chairman of Sanwa Bank California in charge of its Commercial Banking Group which encompassed all of Sanwa Bank California’s 38 commercial and business banking centers and 12 Pacific Rim branches as well as numerous internal departments. From 1997 to 2000, Mr. Layne was also Chairman of the Board of The Eureka Funds, a mutual fund family of five separate investment funds with total assets of $900,000,000. From 1996 to 2000, Mr. Layne was Group Executive Vice President of the Relationship Banking Group of Sanwa Bank California in charge of its 107 branches and 13 commercial banking centers as well as numerous internal departments. Mr. Layne has also served in various capacities with many industry and community organizations, including as Director and Chairman of the Board of the Agricultural Foundation at California State University, Fresno; Chairman of the Audit Committee of the Ag. Foundation at California State University, Fresno; board member of the Fresno Metropolitan Flood Control District; and Chairman of the Ag Lending Committee of the California Bankers Association. Mr. Layne has a B.S. degree in Dairy Husbandry from California State University, Fresno and is a graduate of the California Agriculture Leadership Program.

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

Our Board has adopted a Code of Ethics that applies to all of our directors, officers and employees and an additional Code of Ethics that applies to our Chief Executive Officer and senior financial officers. The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is our “code of conduct” within the meaning of NASDAQ’s listing standards. Our Codes of Ethics are available at our website at http://www.pacificethanol.com. Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

Board Committees

Our Board has established standing Audit, Compensation and Nominating and Corporate Governance Committees. Each committee operates pursuant to a written charter that has been approved by our Board and the corresponding committee and that is reviewed annually and revised as appropriate. Each charter is available at our website at http://www.pacificethanol.com.

Our Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each interim period and for the full year and implements and manages our enterprise risk management program. The Audit Committee also has the authority to retain consultants, and other advisors. Messrs. Stone and Layne served on our Audit Committee for all of 2013. Mr. Jones was appointed to, and Mr. Prince rotated off of, our Audit Committee on March 21, 2013. Our Board has determined that each member of the Audit Committee is “independent” under the current NASDAQ listing standards and satisfies the other requirements under NASDAQ listing standards and Securities and Exchange Commission rules regarding audit committee membership. Our Board has determined that Mr. Stone qualifies as an “audit committee financial expert” under applicable Securities and Exchange Commission rules and regulations governing the composition of the Audit Committee, and satisfies the “financial sophistication” requirements of NASDAQ’s listing standards. During 2013, our Audit Committee held seven meetings.

Executive Officers

The following table sets forth certain information regarding our executive officers as of April 1, 2014:

Name	Age	Positions Held
Neil M. Koehler	56	Chief Executive Officer, President and Director
Bryon T. McGregor	50	Chief Financial Officer
Christopher W. Wright	61	Vice President, General Counsel and Secretary
Michael D. Kandris	66	Chief Operating Officer and Director
Paul P. Koehler	54	Vice President of Corporate Development
James R. Sneed	47	Vice President of Ethanol Supply and Trading

Neil M. Koehler has served as Chief Executive Officer, President and as a director since March 2005. Mr. Koehler is a co-founder of PEI California and served as its Chief Executive Officer since its formation in January 2003 and as a member of its board of directors from March 2004 until its dissolution in March 2012. Prior to his association with PEI California, Mr. Koehler was the co-founder and General Manager of Parallel Products, one of the first ethanol production facilities in California, which was sold to a public company in 1997. Mr. Koehler was also the sole manager and sole limited liability company member of Kinergy Marketing, LLC, which he founded in September 2000, and which is one of our wholly-owned subsidiaries. Mr. Koehler has over 30 years of experience in the ethanol production, sales and marketing industry in the Western United States. Mr. Koehler is a Director of the Renewable Fuels Association and is a nationally-recognized speaker on the production and marketing of renewable fuels. Mr. Koehler also served as an executive officer of our plant subsidiaries at the time they filed for protection under the United States Bankruptcy Code in 2009. Mr. Koehler has a B.A. degree in Government from Pomona College.

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

Paul P. Koehler has served as Vice President of Corporate Development since 2005. Mr. Koehler has over 25 years of experience in business development and marketing in the energy industry. Prior to joining Pacific Ethanol in 2005, he served as Director of Business Development for PPM Energy, Inc., leading PPM’s efforts to develop and acquire several wind power projects. Mr. Koehler was also a co-founder of ReEnergy, one of the companies acquired by Pacific Ethanol. Mr. Koehler has also served as a member of the board of directors of Towerstream Corporation, a public company, since May 30, 2007. During the 1990s he worked for Portland General Electric and Enron in marketing and origination of long-term transactions, risk management, and energy trading. Mr. Koehler has a B.A. degree from the Honors College at the University of Oregon.

James R. Sneed has served as Vice President of Ethanol Supply and Trading since September 2012. Mr. Sneed has worked for over 20 years in various senior management and executive positions in the ethanol industry. Prior to joining Pacific Ethanol in 2012, Mr. Sneed was employed by Hawkeye Gold, LLC from April 2010 to September 2012, ultimately serving as Vice President – Ethanol Marketing and Trading. Prior to that time, from May 2003 to April 2010, Mr. Sneed was employed by Aventine Renewable Energy, an ethanol production and marketing company, where he helped build its operations from two ethanol plants in two states to marketing for fifteen production facilities in eight states, ultimately serving as Vice President, Marketing and Logistics. Mr. Sneed is a Certified Public Accountant, has a B.S. degree in Accounting from Olivet Nazarene University, and has an MBA degree from Northwestern University, Kellogg School of Management.

Our officers are appointed by and serve at the discretion of our Board. Except for Neil M. Koehler and Paul P. Koehler, who are brothers, there are no family relationships among our executive officers and directors.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2013 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, we believe that, except as set forth below, all reporting persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2013 or prior fiscal years.

Neil M. Koehler did not timely file two Forms 4 to report two transactions, and each of Bryon T. McGregor and Christopher W. Wright did not timely file one Form 4 to report one transaction. We believe that each of the foregoing persons has prepared and filed his required Form 4 to report his transactions.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our (i) Chief Executive Officer and President, who serves as our principal executive officer, (ii) Chief Financial Officer, who serves as our principal financial officer, (iii) Vice President, General Counsel and Secretary, (iv) Chief Operating Officer, and (v) Vice President of Ethanol Supply and Trading (collectively, the “named executive officers”), for all services rendered in all capacities to us for the years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation(3)		Total ($)
Neil M. Koehler	2013	$384,375		$153,750	$665,283	$190,477	$–		$1,393,885
Chief Executive Officer and President	2012	$384,375		$40,000	$–	$–	$–		$424,375
Bryon T. McGregor	2013	$246,000		$98,400	$191,183	$53,333	$–		$588,916
Chief Financial Officer	2012	$246,000		$23,370	$–	$–	$–		$269,370
Christopher W. Wright	2013	$246,000		$98,400	$191,183	$53,333	$20,573	(4)	$609,489
Vice President, General Counsel and Secretary	2012	$246,000		$23,370	$–	$–	$–		$269,370
Michael D. Kandris	2013	$246,000		$98,400	$112,179	$53,333	$–		$509,912
Chief Operating Officer(5)	2012	$–	(5)	$–	$–	$–	$–		$–	(5)
James R. Sneed	2013	$220,000		$525,031	$43,635	$17,143	$17,969	(4)	$823,778
Vice President of Ethanol Supply and Trading	2012	$–		$–	$–	$–	$–		$–

_______________

(1)	The amounts shown are the fair value of stock awards on the date of grant. Fair value of stock awards is calculated by multiplying the number of shares of stock granted by the closing price of our common stock on the date of grant. The shares of common stock were issued under our 2006 Stock Incentive Plan. Information regarding the vesting schedules for the named executive officers is included in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End−2013” table below.
(2)	The amounts shown are the aggregate grant date fair values of grants of stock options to the named executive officers pursuant to the provisions of Accounting Standards Codification (“ASC”) 718. For a discussion of valuation assumptions used in ASC 718 calculations, see “Note 10—Stock-Based Compensation” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2013. The options were issued under our 2006 Stock Incentive Plan. Information regarding the vesting schedules for the named executive officers is included in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End−2013” table below.
(3)	Except as specifically noted, the value of perquisites and other personal benefits was less than $10,000 in aggregate for each of the named executive officers.
(4)	Amount represents perquisites or personal benefits relating to payment of or reimbursement of commuting expenses from the executive officer’s home to our corporate office locations in Sacramento, California, and housing and other living expenses.
(5)	Mr. Kandris was appointed as our Chief Operating Officer effective January 6, 2013. We paid Mr. Kandris $1,385 in fees for his services in 2013 as a member of our board of directors. We paid Mr. Kandris $239,135 in consideration of services provided to us in 2012 under a consulting arrangement. In addition, we paid Mr. Kandris $36,000 in fees for his service in 2012 as a member of our board of directors. Also, of the stock awards granted to Mr. Kandris in 2013, an award of 10,000 shares of our common stock on January 4, 2013 having an aggregate grant date fair value of $53,900, calculated based on the fair market value of our common stock on the applicable grant date, was made in respect of Mr. Kandris’ service as a member of our Board in 2012.

Executive Compensation

Our Compensation Committee is responsible for establishing and administering a compensation policy for executive officers and the compensation to be provided to our executive officers, including, among other things, annual salaries and bonuses, stock options, stock grants, other stock-based awards, and other incentive compensation arrangements. In addition, our Compensation Committee reviews the compensation philosophy and policies and approves the salaries, bonuses and stock compensation arrangements for all other employees. Our Compensation Committee also has the authority to administer our 2006 Stock Incentive Plan with respect to grants to executive officers and directors, and also has authority to make equity awards under our 2006 Stock Incentive Plan to all other eligible individuals. However, our Board may retain, reassume or exercise from time to time the power to administer our 2006 Stock Incentive Plan.

The Compensation Committee evaluates both performance and compensation to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive so that we can attract and retain superior employees in key positions. The Compensation Committee believes that compensation packages offered to our executives, including the named executive officers, should include both cash and equity-based compensation that reward performance as measured against established goals. The Compensation Committee has the authority to retain consultants and other advisors, and in furtherance of the foregoing objectives, our Compensation Committee in 2007 engaged Hewitt Associates LLC, a global human resources consulting firm (“Aon Hewitt”), to conduct a review of our total compensation program for our named executive officers and other executives. From that review, Aon Hewitt provided our Compensation Committee with relevant market data and alternatives to consider when making compensation decisions as to the named executive officers and when making compensation decisions as to other executives.

In making base salary and equity incentive compensation decisions for 2013, and in setting cash incentive targets, our Compensation Committee compared each element of total compensation to market data that Aon Hewitt prepared in 2007, augmented by additional market data from two primary sources: (i) updated market data for certain positions obtained from Aon Hewitt; and (ii) market data obtained from a database provided by Equilar, Inc., which aggregates information from proxy statements and other documents filed with the Securities and Exchange Commission to analyze compensation data (including base salary, bonus compensation and equity awards). In addition, our Compensation Committee utilized the Equilar, Inc. database to develop a compensation peer group and to compile data for benchmarking compensation for our executives and our Board members against our peer group. To the extent considered necessary, our Compensation Committee may reengage Aon Hewitt, or may use the data previously obtained, augmented by market data obtained by Equilar, Inc. as a reference point for future compensation decisions.

For 2013, our Compensation Committee intended to set the elements of compensation, base salaries, equity incentive compensation and cash incentive targets, such that the aggregate compensation for the named executive officers approximated the median of aggregate compensation paid to similarly situated executives of the companies comprising the market data provided to us by compensation consultants, Aon Hewitt and other sources such as Equilar, Inc.

In determining the actual cash bonus amounts for 2013, our Compensation Committee intended the bonuses for the named executive officers, other than for James Sneed who for 2013 was subject to a separate bonus program discussed below, to be at 80% of the targeted amounts.

Executive Employment Agreements

Neil M. Koehler

Our Amended and Restated Executive Employment Agreement with Mr. Koehler dated as of December 11, 2007 provides for at-will employment as our President and Chief Executive Officer. Mr. Koehler initially received a base salary of $300,000 per year, which was increased to $375,000 effective March 1, 2008 and further increased to $384,375 effective April 3, 2011, and is eligible to receive an annual discretionary cash bonus of up to 70% of his base salary, to be paid based upon performance criteria set by the Board. For 2013, we paid Mr. Koehler a discretionary cash bonus based on our 2013 performance.

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

Bryon T. McGregor

Our Amended and Restated Executive Employment Agreement with Mr. McGregor effective as of November 25, 2009 provides for at-will employment as our Chief Financial Officer. Mr. McGregor initially received a base salary of $240,000 per year, which was increased to $246,000 effective April 3, 2011, and is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board. For 2013, we paid Mr. McGregor a discretionary cash bonus based on our 2013 performance. All other terms and conditions of Mr. McGregor’s Amended and Restated Executive Employment Agreement are substantially the same as those contained in Neil M. Koehler’s Amended and Restated Executive Employment Agreement described above.

Christopher W. Wright

Our Amended and Restated Executive Employment Agreement with Mr. Wright dated as of December 11, 2007 provides for at-will employment as our Vice President, General Counsel and Secretary. Mr. Wright initially received a base salary of $225,000 per year, which was increased to $240,000 effective March 1, 2008 and further increased to $246,000 effective April 3, 2011, and is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board. For 2013, we paid Mr. Wright a discretionary cash bonus based on our 2013 performance. All other terms and conditions of Mr. Wright’s Amended and Restated Executive Employment Agreement are substantially the same as those contained in Neil M. Koehler’s Amended and Restated Executive Employment Agreement described above.

Michael Kandris

Our Executive Employment Agreement with Mr. Kandris dated as of January 6, 2013 provides for at-will employment as our Chief Operating Officer. Mr. Kandris’ base salary is $246,000 per year and he is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board. For 2013, we paid Mr. Kandris a discretionary cash bonus based on our 2013 performance. All other terms and conditions of Mr. Kandris’ Executive Employment Agreement are substantially the same as those contained in Neil M. Koehler’s Amended and Restated Executive Employment Agreement described above.

James R. Sneed

Our Employment Agreement with Mr. Sneed dated as of November 12, 2012 provides for at-will employment as our Vice President of Ethanol Supply and Trading. Mr. Sneed received a signing bonus of $75,000 upon commencement of his employment. Mr. Sneed’s base salary is $220,000 per year. Beginning January 1, 2013, Mr. Sneed is eligible to participate in a cash bonus program based on the financial results of our subsidiary Kinergy Marketing LLC, subject to a guaranteed minimum annual bonus of $30,000 for 2013. For 2013, we paid Mr. Sneed a cash bonus, in accordance with Kinergy’s 2013 bonus program, based on the amount by which Kinergy’s net income exceeded Kinergy’s targeted net income for the year.

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

Outstanding Equity Awards at Fiscal Year-End – 2013

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2013.

			Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested($)(2)
Neil M. Koehler	2,500	(3)	1,250	(3)	$12.90	8/1/2021	1,429	(4)	$7,274
	–		113,379	(5)	$3.74	6/24/2023	2,381	(6)	$12,119
							38,889	(7)	$197,945
							16,667	(8)	$84,835
							55,556	(9)	$282,780

Bryon T. McGregor	1,143	(10)	572	(10)	$12.90	8/1/2021	400	(11)	$2,036
	–		31,746	(12)	$3.74	6/24/2023	667	(13)	$3,395
							15,556	(14)	$79,180
							15,556	(15)	$79,180

Christopher W. Wright	1,143	(10)	572	(10)	$12.90	8/1/2021	400	(11)	$2,036
	–		31,746	(12)	$3.74	6/24/2023	667	(13)	$3,395
							15,556	(14)	$79,180
							15,556	(15)	$79,180

Michael D. Kandris	–		31,746	(12)	$3.74	6/24/2023	15,556	(15)	$79,180

James R. Sneed	–		10,204	(16)	$3.74	6/24/2023	11,667	(17)	$59,385

_______________

(1)	The stock awards reported in the above table represent shares of restricted stock and stock options granted under our 2006 Stock Incentive Plan.
(2)	Represents the fair market value per share of our common stock on December 31, 2013, which was $5.09, multiplied by the number of shares that had not vested as of that date.
(3)	Represents stock options granted on August 1, 2011. The option vested as to 1,250 shares on each of April 1, 2012, 2013 and 2014.
(4)	Represents shares granted on October 20, 2010. Mr. Koehler’s grant vests as to 1,429 shares on October 4, 2014.
(5)	Represents stock options granted on June 24, 2013. The option vested as to 37,793 shares on April 1, 2014 and vests as to 37,793 shares on each of April 1, 2015 and 2016.
(6)	Represents shares granted on August 1, 2011. Mr. Koehler’s grant vested as to 1,190 shares on April 1, 2014 and vests as to 1,191 shares on April 1, 2015.
(7)	Represents shares granted on March 1, 2013. The grant vested as to 19,444 shares on April 1, 2014 and vests as to 19,445 shares on April 1, 2015.
(8)	Represents shares granted on April 12, 2013. The grant vested as to 8,333 shares on April 1, 2014 and vests as to 8,334 shares on April 1, 2015.

(9)	Represents shares granted on June 24, 2013. The grant vested as to 18,519 on April 1, 2014, vests as to 18,519 on April 1, 2015 and vests as to 18,518 on April 1, 2016.
(10)	Represents stock options granted on August 1, 2011. The option vested as to 571 shares on April 1, 2012 and vested as to 572 shares on each of April 1, 2013 and 2014.
(11)	Represents shares granted on October 20, 2010. The grant vests as to 400 shares on October 4, 2014.
(12)	Represents stock options granted on June 24, 2013. The option vested as to 10,582 shares on April 1, 2014 and vests as to 10,582 shares on each of April 1, 2015 and 2016.
(13)	Represents shares granted on August 1, 2011. The grant vested as to 333 shares on April 1, 2014 and vests as to 334 shares on April 1, 2015.
(14)	Represents shares granted on March 1, 2013. The grant vested as to 7,778 shares on April 1, 2014 and vests as to 7,778 shares on April 1, 2015.
(15)	Represents shares granted on June 24, 2013. The grant vested as to 5,185 shares on April 1, 2014 and vests as to 5,185 shares on April 1, 2015 and 5,186 shares on April 1, 2016
(16)	Represents stock options granted on June 24, 2013. The option vested as to 3,401 shares on each of April 1, 2014 and 2015 and vests as to 3,402 shares on April 1, 2016.
(17)	Represents shares granted on June 24, 2013. The grant vested as to 3,889 shares on each of April 1, 2014, 2015 and 2016.

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

In making compensation decisions for 2013 as to our directors, our Compensation Committee compared our cash and equity compensation payable to directors against market data obtained by Aon Hewitt in 2007 and market data obtained from survey data provided by Equilar, Inc. The Aon Hewitt data included a general industry survey of 235 companies with less than $1,000,000,000 in annual revenues and a general industry survey of 51 companies with between $500,000,000 and $1,000,000,000 in annual revenues. The data provided by Equilar, Inc. included a survey of 20 companies in the chemicals sector with between $200,000,000 and $1,000,000,000 in annual revenues. For 2013, the Compensation Committee set compensation for our directors at approximately the median of compensation paid to directors of the companies surveyed by Aon Hewitt and Equilar, Inc.

Cash Compensation

For 2013, our cash compensation plan for directors provided the Chairman of our Board annual compensation of $80,000, the Chairman of our Audit Committee annual compensation of $42,000, our lead independent director, if any, annual compensation of $40,000, the Chairman of our Compensation Committee annual compensation of $36,000, the Chairman of our Nominating and Corporate Governance Committee annual compensation of $36,000, the Chairman of our Operations and Feed Committee annual compensation of $36,000 and the Chairman of our Strategic Transactions Committee annual compensation of $36,000. All other directors, except employee directors, were to receive annual compensation of $24,000. These amounts were paid in advance in bi-weekly installments. In addition, directors were reimbursed for specified reasonable and documented expenses in connection with attendance at meetings of our Board and its committees. Except for a short period at the beginning of 2013 for which we paid Mr. Kandris $1,385 in director compensation, employee directors do not receive director compensation in connection with their service as directors.

Equity Compensation

Our Compensation Committee or our full Board typically grants equity compensation to our newly elected or reelected directors which normally vests as to 100% of the grants no later than one year after the date of grant. Vesting is normally subject to continued service on our Board during the full year.

In determining the amount of equity compensation for 2013, the Compensation Committee determined the value of total compensation, approximately targeting the median of compensation paid to directors of the companies comprising the market data provided to us by Aon Hewitt in 2007. The Compensation Committee then determined the cash component based on this market data. The balance of the total compensation target was then allocated to equity awards, and the number of shares to be granted to our directors was based on the estimated value of the underlying shares on the expected grant date.

In addition, our Compensation Committee may grant, and has from time to time granted, additional equity compensation to directors at its discretion.

Compensation of Employee Directors

Except for a short period at the beginning of 2013 for which we paid Mr. Kandris $1,385 in director compensation, Messrs. Koehler and Kandris were compensated as a full-time employees and officers but received no additional compensation for service as Board members during 2013. Information regarding the compensation awarded to Messrs. Koehler and Kandris is included in the “Summary Compensation Table” above.

Director Compensation Table – 2013

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)		All other Compensation ($)(2)	Total ($)
William L. Jones	$80,000	$138,494	(3)	$–	$218,494
Terry L. Stone	$42,000	$103,869	(4)	$–	$145,869
John L. Prince	$40,000	$103,869	(5)	$–	$143,869
Douglas L. Kieta	$36,000	$103,869	(6)	$–	$139,869
Larry D. Layne	$36,000	$103,869	(7)	$–	$139,869

_______________

(1)	For a description of annual director fees and fees for chair positions, see the disclosure above under “Compensation of Directors—Cash Compensation.”
(2)	Except as contained in the table, the value of perquisites and other personal benefits was less than $10,000 in aggregate for each director.
(3)	At December 31, 2013, Mr. Jones held 16,505 vested shares from stock awards and also held options to purchase an aggregate of 477 shares of common stock. Mr. Jones was granted 13,334 and 17,778 shares of our common stock on January 4, 2013 and June 24, 2013, having aggregate grant date fair values of $72,004 and $66,490, respectively, calculated based on the fair market value of our common stock on the applicable grant date.

(4)	At December 31, 2013, Mr. Stone held 12,591 vested shares from stock awards and also held options to purchase an aggregate of 143 shares of common stock. Mr. Stone was granted 10,000 and 13,334 shares of our common stock on January 4, 2013 and June 24, 2013, having aggregate grant date fair values of $54,000 and $49,869, respectively, calculated based on the fair market value of our common stock on the applicable grant date.
(5)	At December 31, 2013, Mr. Prince held 12,591 vested shares from stock awards and also held options to purchase an aggregate of 143 shares of common stock. Mr. Prince was granted 10,000 and 13,334 shares of our common stock on January 4, 2013 and June 24, 2013, having aggregate grant date fair values of $54,000 and $49,869, respectively, calculated based on the fair market value of our common stock on the applicable grant date.
(6)	At December 31, 2013, Mr. Kieta held 12,591 vested shares from stock awards. Mr. Kieta was granted 10,000 and 13,334 shares of our common stock on January 4, 2013 and June 24, 2013, having aggregate grant date fair values of $54,000 and $49,869, respectively, calculated based on the fair market value of our common stock on the applicable grant date.
(7)	At December 31, 2013, Mr. Layne held 12,591 vested shares from stock awards. Mr. Layne was granted 10,000 and 13,334 shares of our common stock on January 4, 2013 and June 24, 2013, having aggregate grant date fair values of $54,000 and $49,869, respectively, calculated based on the fair market value of our common stock on the applicable grant date.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (“Securities Act”), may be permitted to our directors, officers and controlling persons under the foregoing provisions of our certificate of incorporation or bylaws, or otherwise, we have been informed that in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 1, 2014, the date of the table, by:

•	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	each of our current executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Except as indicated by footnote, percentage of beneficial ownership is based on 17,960,266 shares of common stock and 926,942 shares of Series B Preferred Stock outstanding as of the date of the table.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
William L. Jones	Common	65,176	(2)	*
	Series B Preferred	12,820		1.38%
Neil M. Koehler	Common	517,340	(3)	2.85%
	Series B Preferred	256,410		27.66%
Bryon T. McGregor	Common	54,026	(4)	*
Christopher W. Wright	Common	51,356	(5)	*
Terry L. Stone	Common	25,735	(6)	*
John L. Prince	Common	25,449	(7)	*
Douglas L. Kieta	Common	25,922		*
Larry D. Layne	Common	22,303	(8)	*
Michael D. Kandris	Common	37,109	(9)	*
Paul P. Koehler	Common	42,206	(10)	*
	Series B Preferred	12,820		1.38%
James R. Sneed	Common	13,609	(11)	*
Frank P. Greinke	Common	56,387	(12)	*
	Series B Preferred	85,180		9.19%
Lyles United, LLC	Common	368,780	(13)	2.01%
	Series B Preferred	512,820		55.32%
Capital Ventures International	Common	1,785,723	(14)	9.04%
All executive officers and directors as a group (11 persons)	Common	880,231	(15)	4.83%
__________	Series B Preferred	282,050		30.43%
*	Less than 1.00%
(1)	Messrs. Jones, Koehler, Stone, Prince, Kieta, Layne and Kandris are directors of Pacific Ethanol. Messrs. N. Koehler, McGregor, Wright, Kandris, P. Koehler and Sneed are executive officers of Pacific Ethanol. The address of each of these persons is c/o Pacific Ethanol, Inc., 400 Capitol Mall, Suite 2060, Sacramento, California 95814.
(2)	Amount represents 56,029 shares of common stock held by William L. Jones and Maurine Jones, husband and wife, as community property, 477 shares of common stock underlying options issued to Mr. Jones, 184 shares of common stock underlying a warrant issued to Mr. Jones and 8,486 shares of common stock underlying our Series B Preferred Stock held by Mr. Jones.
(3)	Amount represents 302,397 shares of common stock held directly, 3,663 shares of common stock underlying a warrant, 169,737 shares of common stock underlying our Series B Preferred Stock and 41,543 shares of common stock underlying options.
(4)	Includes 12,297 shares of common stock underlying options.
(5)	Includes 12,297 shares of common stock underlying options.
(6)	Includes 143 shares of common stock underlying options.
(7)	Includes 143 shares of common stock underlying options.
(8)	Includes 6,667 shares beneficially owned by Larry D. Layne, as trustee under the Layne Family Trust.
(9)	Includes 10,582 shares of common stock underlying options.
(10)	Amount represents 29,371 shares of common stock held directly, 184 shares of common stock underlying a warrant, 8,486 shares of common stock underlying our Series B Preferred Stock and 4,165 shares of common stock underlying options.
(11)	Includes 3,401 shares of common stock underlying options.

(12)	Amount represents 56,387 shares of common stock underlying our Series B Preferred Stock. The shares are beneficially owned by Frank P. Greinke, as trustee under the Greinke Personal Living Trust Dated April 20, 1999. The address of Frank P. Greinke is P.O. Box 4159, 1800 W. Katella, Suite 400, Orange, California 92863.
(13)	Amount represents 29,305 shares of common stock underlying a warrant and 339,475 shares of common stock underlying our Series B Preferred Stock. In addition, Lyles Diversified, Inc. holds 5,333 shares of common stock and The Lyles Foundation holds 3,488 shares of common stock. The address of Lyles United, LLC is P.O. Box 4376, Fresno, California 93744-4376.
(14)	Amount includes 1,149,750 shares of common stock underlying warrants. The information with respect to the holdings of Capital Ventures International is based solely on the Schedule 13G/A filed February 13, 2014 by Capital Ventures International and Heights Capital Management, Inc. as the reporting persons. Each of the reporting persons shares voting and dispositive power over all shares beneficially owned. Heights Capital Management, Inc. is the investment manager to Capital Ventures International and as such may exercise voting and dispositive power over the shares. The shares reported as beneficially owned excludes 1,030,000 shares of common stock issuable upon exercise of a warrant issued to Capital Ventures International because the warrant contains a blocking provision under which the holder thereof does not have the right to exercise the warrant to the extent that such exercise would result in beneficial ownership by the holder thereof or any of its affiliates, of more than 4.99% of our shares of common stock outstanding. The address for Capital Ventures International is P.O. Box 897, Winward 1, Regatta Office Park, West Bay Road, Grand Cayman KY1-1103, Cayman Islands. The address for Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, California 94111.
(15)	Amount represents 604,442 shares of common stock held directly, 85,049 shares of common stock underlying options, 4,031 shares of common stock underlying warrants and 186,709 shares of common stock underlying our Series B Preferred Stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders:
2004 Stock Option Plan(1)	763	$867.23	–
2006 Stock Incentive Plan	240,713	$4.18	28,558

_______________

(1)	Our 2004 Stock Option Plan was terminated effective September 7, 2006, except to the extent of then-outstanding options.

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

The Board has determined that all of its directors are independent under these standards, except for Neil M. Koehler, who serves as our Chief Executive Officer and President, and Michael D. Kandris, who serves as our Chief Operating Officer. Messrs. Koehler and Kandris are deemed not to be independent due to their employment relationships with Pacific Ethanol, Inc.

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

Certain Relationships and Related Transactions

Miscellaneous

We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above in “Executive Employment Agreements.” We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Neil M. Koehler

Series B Preferred Stock

On May 20, 2008, we sold to Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, 256,410 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 7,326 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, and warrants to purchase an aggregate of 3,663 shares of our common stock at a split-adjusted exercise price of $735 per share, for an aggregate purchase price of $5,000,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-1.5. For each of the years ended December 31, 2013 and 2012, we accrued cash dividends in the amount of $350,000 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

On the following dates we entered into agreements with Mr. Koehler under which the following amounts of accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at the following prices per share. We made such payments by issuing the following number of shares of common stock to Mr. Koehler on the dates indicated.

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$105,000	$4.65	22,581	August 24, 2012
December 26, 2012	$105,000	$5.06	20,753	December 31, 2012
March 27, 2013	$105,000	$5.25	20,000	March 28, 2013
July 26, 2013	$105,000	$4.19	25,082	July 31, 2013
September 13, 2013	$105,000	$3.72	28,247	September 17, 2013

As of December 31, 2013, accrued and unpaid dividends totaling $525,000 had not been paid in respect of shares of Series B Preferred Stock held by Mr. Koehler.

Loan Transaction

On March 30, 2009, we entered into an unsecured promissory note in favor of Mr. Koehler. The promissory note was for the principal amount of $1,000,000. Interest on the unpaid principal amount of the promissory note accrues at a rate per annum of 8.00%. On March 29, 2010, we entered into an amendment to the promissory note to extend its maturity date to January 5, 2011. On October 29, 2010, we paid all accrued interest under the promissory note, totaling $126,500. On November 5, 2010, we entered into an amendment to the promissory note extending its maturity date to March 31, 2012. On December 31, 2010, we paid all accrued interest under the promissory note, totaling $13,774. On November 30, 2011, we made a principal payment of $250,000, resulting in an unpaid principal balance of $750,000. On March 7, 2012, we entered into an amendment to the promissory note further extending its maturity date to March 31, 2013. On February 7, 2013, we entered into an amendment to the promissory note further extending its maturity date to March 31, 2014. For the years ended December 31, 2013 and 2012, we paid all accrued interest under the promissory note, totaling $60,000 and $60,164, respectively. On March 31, 2014, we paid in cash the outstanding balance of the promissory note.

Restricted Stock and Option Grants

On March 1, 2013, we granted 66,667 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $380,002.

On April 12, 2013, we granted 16,667 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $77,502.

On June 24, 2013, we granted 55,556 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $207,779. On June 24, 2013, we also granted to Mr. Koehler an option to purchase up to 113,379 shares of our common stock at an exercise price of $3.74 per share as incentive compensation. The option vested as to approximately one-third of the shares on April 1, 2014 and vests as to approximately one-third of the shares on each of April 1, 2015 and 2016.

Paul P. Koehler

Paul P. Koehler is employed by us as Vice President of Corporate Development at an annual salary of $220,000. On May 20, 2008, we sold to Mr. Koehler 12,820 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 366 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, and warrants to purchase an aggregate of 184 shares of our common stock at a split-adjusted exercise price of $735 per share, for an aggregate purchase price of $250,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-1.5. For each of the years ended December 31, 2013 and 2012, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

On the following dates we entered into agreements with Mr. Koehler under which the following amounts of accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at the following prices per share. We made such payments by issuing the following number of shares of common stock to Mr. Koehler on the dates indicated.

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$5,250	$4.65	1,129	August 24, 2012
December 26, 2012	$5,250	$5.10	1,038	December 31, 2012
March 27, 2013	$5,250	$5.25	1,000	March 28, 2013
July 26, 2013	$5,250	$4.19	1,255	July 31, 2013
September 13, 2013	$5,250	$3.72	1,413	September 17, 2013

As of December 31, 2013, accrued and unpaid dividends totaling $26,248 had not been paid in respect of shares of Series B Preferred Stock held by Mr. Koehler.

Restricted Stock and Option Grants

On January 4, 2013, we granted 12,500 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $67,406.

On June 24, 2013, we granted 11,667 shares of restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $43,635. On June 24, 2013, we also granted to Mr. Koehler an option to purchase up to 10,204 shares of our common stock at an exercise price of $3.74 per share as incentive compensation. The option vested as to approximately one-third of the shares on April 1, 2014 and vests as to approximately one-third of the shares on each of April 1, 2015 and 2016.

Thomas D. Koehler

On May 20, 2008, we sold to Thomas D. Koehler, a brother of Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, 12,820 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 366 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, and warrants to purchase an aggregate of 184 shares of our common stock at a split-adjusted exercise price of $735 per share, for an aggregate purchase price of $250,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-1.5. For each of the years ended December 31, 2013 and 2012, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

On the following dates we entered into agreements with Mr. Koehler under which the following amounts of accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler were to be paid in shares of our common stock at the following prices per share. We made such payments by issuing the following number of shares of common stock to Mr. Koehler on the dates indicated.

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$5,250	$4.65	1,129	August 24, 2012
December 26, 2012	$5,250	$5.10	1,038	December 31, 2012
March 27, 2013	$5,250	$5.25	1,000	March 28, 2013
July 26, 2013	$5,250	$4.19	1,255	July 31, 2013
September 13, 2013	$5,250	$3.72	1,413	September 17, 2013

As of December 31, 2013, accrued and unpaid dividends totaling $26,248 had not been paid in respect of shares of Series B Preferred Stock held by Mr. Koehler.

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

William L. Jones

Series B Preferred Stock

On May 20, 2008, we sold to William L. Jones, who is our Chairman of the Board and one of our directors, 12,820 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 366 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, and warrants to purchase an aggregate of 184 shares of our common stock at a split-adjusted exercise price of $735 per share, for an aggregate purchase price of $250,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-1.5. For each of the years ended December 31, 2013 and 2012, we accrued cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Jones.

On the following dates we entered into agreements with Mr. Jones under which the following amounts of accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Jones were to be paid in shares of our common stock at the following prices per share. We made such payments by issuing the following number of shares of common stock to Mr. Jones on the dates indicated.

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$5,250	$4.65	1,129	August 24, 2012
December 26, 2012	$5,250	$5.06	1,038	December 31, 2012
March 27, 2013	$5,250	$5.25	1,000	March 28, 2013
July 26, 2013	$5,250	$4.19	1,255	July 31, 2013
September 13, 2013	$5,250	$3.72	1,413	September 17, 2013

As of December 31, 2013, accrued and unpaid dividends totaling $26,248 had not been paid in respect of shares of Series B Preferred Stock held by Mr. Jones.

Restricted Stock Grants

On January 4, 2013, we granted 13,333 shares of our restricted common stock to Mr. Jones in consideration of services to be provided. The value of the common stock was determined to be $71,900.

On June 24, 2013, we granted 17,778 shares of our restricted common stock to Mr. Jones in consideration of services to be provided. The value of the common stock was determined to be $64,356.

Michael D. Kandris

Consulting Services

During the year ended December 31, 2012, Mr. Kandris provided consulting services to us concerning ethanol plant operations and was paid $239,135 for his services.

Restricted Stock and Option Grants

On January 4, 2013, we granted 10,000 shares of our restricted common stock to Mr. Kandris in consideration of services to be provided. The value of the common stock was determined to be $54,000.

On June 24, 2013, we granted 15,556 shares of our restricted common stock to Mr. Kandris in consideration of services to be provided. The value of the common stock was determined to be $58,179. On June 24, 2013, we also granted to Mr. Kandris an option to purchase up to 31,746 shares of our common stock at an exercise price of $3.74 per share as incentive compensation. The option vested as to approximately one-third of the shares on April 1, 2014 and vests as to approximately one-third of the shares on each of April 1, 2015 and 2016.

Christopher W. Wright

On March 1, 2013, we granted 23,333 shares of our restricted common stock to Mr. Wright in consideration of services to be provided. The value of the common stock was determined to be $133,004.

On June 24, 2013, we granted 15,556 shares of our restricted common stock to Mr. Wright in consideration of services to be provided. The value of the common stock was determined to be $58,179. On June 24, 2013, we also granted to Mr. Wright an option to purchase up to 31,746 shares of our common stock at an exercise price of $3.74 per share as incentive compensation. The option vested as to approximately one-third of the shares on April 1, 2014 and vests as to approximately one-third of the shares on each of April 1, 2015 and 2016.

Bryon T. McGregor

On March 1, 2013, we granted 23,333 shares of our restricted common stock to Mr. McGregor in consideration of services to be provided. The value of the common stock was determined to be $133,004.

On June 24, 2013, we granted 15,556 shares of our restricted common stock to Mr. McGregor in consideration of services to be provided. The value of the common stock was determined to be $58,179. On June 24, 2013, we also granted to Mr. McGregor an option to purchase up to 31,746 shares of our common stock at an exercise price of $3.74 per share as incentive compensation. The option vested as to approximately one-third of the shares on April 1, 2014 and vests as to approximately one-third of the shares on each of April 1, 2015 and 2016.

James R. Sneed

On June 24, 2013, we granted 11,667 shares of restricted common stock to Mr. Sneed in consideration of services to be provided. The value of the common stock was determined to be $43,635. On June 24, 2013, we also granted to Mr. Sneed an option to purchase up to 10,204 shares of our common stock at an exercise price of $3.74 per share as incentive compensation. The option vested as to approximately one-third of the shares on April 1, 2014 and vests as to approximately one-third of the shares on each of April 1, 2015 and 2016.

Terry L. Stone, John L. Prince, Douglas L. Kieta and Larry D. Layne

On January 4, 2013, we granted 10,000 shares of our restricted common stock to each of our non-employee directors (except for the Chairman of our Board, Mr. Jones) in consideration of services to be provided. The value of the common stock granted to each of Messrs. Stone, Prince, Kieta and Layne on January 4, 2013 was determined to be $53,925.

On June 24, 2013, we granted 13,333 shares of our restricted common stock to each of our non-employee directors (except for the Chairman of our Board, Mr. Jones) in consideration of services to be provided. The value of the common stock was determined to be $48,265.

Lyles United, LLC

On March 27, 2008, we sold to Lyles United, LLC, or Lyles United, 2,051,282 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 58,608 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, and warrants to purchase an aggregate of 29,304 shares of our common stock at a split-adjusted exercise price of $735 per share, for an aggregate purchase price of $40,000,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has declined to approximately 1-for-1.5. For each of the years ended December 31, 2013 and 2012, we accrued cash dividends in the amount of $700,000 in respect of shares of Series B Preferred Stock held by Lyles United.

On the following dates we entered into agreements with Lyles United under which the following amounts of accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Lyles United were to be paid in shares of our common stock at the following prices per share. We made such payments by issuing the following number of shares of common stock to Lyles United on the dates indicated.

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$367,068	$4.65	78,939	August 24, 2012
December 26, 2012	$367,068	$5.06	72,552	December 31, 2012
March 27, 2013	$367,068	$5.25	69,918	March 28, 2013
July 26, 2013	$367,068	$4.19	87,683	July 31, 2013
September 13, 2013	$367,068	$3.72	98,746	September 17, 2013

As of December 31, 2013, accrued and unpaid dividends totaling $1,835,343 had not been paid in respect of shares of Series B Preferred Stock held by Lyles United.

Frank P. Greinke

Series B Preferred Stock

For each of the years ended December 31, 2013 and 2012, we accrued cash dividends in the amount of $116,000 in respect of shares of Series B Preferred Stock held by the Greinke Personal Living Trust Dated April 20, 1999 (“Greinke Trust”). Frank P. Greinke is one of our former directors and the trustee of the holder of shares of our issued and outstanding Series B Preferred Stock. The Greinke Trust acquired its shares of Series B Preferred Stock from Lyles United in December 2009.

Shares of our Series B Preferred Stock, which were initially convertible into shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, were converted into shares of our common stock based on lower conversion ratios resulting from various anti-dilution adjustments, thereby increasing the number of shares of common stock issued to the Greinke Trust in connection with its conversions of our Series B Preferred Stock. The current conversion ratio is approximately 1-for-1.5.

On the following dates we entered into agreements with the Greinke Trust under which the following amounts of accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by the Greinke Trust were to be paid in shares of our common stock at the following prices per share. We made such payments by issuing the following number of shares of common stock to the Greinke Trust on the dates indicated.

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$189,656	$4.65	40,786	August 24, 2012
December 26, 2012	$189,656	$5.06	37,486	December 31, 2012
March 27, 2013	$189,656	$5.25	36,128	March 28, 2013
July 26, 2013	$189,656	$4.19	45,304	July 31, 2013
September 13, 2013	$189,656	$3.72	51,020	September 17, 2013

As of December 31, 2013, accrued and unpaid dividends totaling $948,283 had not been paid in respect of shares of Series B Preferred Stock held by the Greinke Trust.

Sales of Ethanol

During the years ended December 31, 2013 and 2012, we contracted with Southern Counties Oil Co., an entity controlled by Mr. Greinke, for sales of ethanol in an aggregate amount of $0 and approximately $1,062,600, respectively.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Hein & Associates LLP for the years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees	$331,639	$365,100
Audit-Related Fees	12,630	8,400
Tax Fees	–	–
All Other Fees	–	–
Total	$344,269	$373,500

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and our Registration Statements on Forms S-1, S-3 and S-8, including amendments thereto.

Audit-Related Fees. Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.” Such fees include amounts billed for professional services performed in connection with mergers and acquisitions. The fees for 2013 and 2012 represent amounts billed for professional services performed in connection with the audit of a 401K plan.

Tax Fees. Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees. Consists of amounts billed for services other than those noted above.

Hein & Associates LLP did not provide any non-audit services for the fiscal years ended December 31, 2013 and2012. The Audit Committee did not, therefore, consider whether the provision of non-audit services by Hein & Associates LLP is compatible with maintaining its independence; however, the Audit Committee has satisfied itself with respect to Hein & Associates LLP’s independence.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Chairman of our Audit Committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. During 2013 and2012, all services performed by Hein & Associates LLP were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

See Index to Consolidated Financial Statements in Item 8 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

(a)(2) Financial Statement Schedules.

None.

(a)(3) Exhibits.

The following exhibits are incorporated by reference or filed herewith.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Call Option Agreement dated June 29, 2010 between the Registrant, New PE Holdco LLC and certain Members	8-K	000-21467	10.1	07/06/2010

2.2	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated September 28, 2010 between the Registrant and CS Candlewood Special Situations Fund, L.P.	8-K	000-21467	10.5	09/28/2010

2.3	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated November 29, 2011 between the Registrant and Pacific Ethanol Equity Holdings LLC	8-K	000-21467	10.1	12/02/2011

2.4	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 8, 2011 between the Registrant and Candlewood Special Situations Fund, L.P.	S-1	333-178685	2.8	12/22/2011

2.5	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Wexford Spectrum Investors LLC	S-1	333-178685	2.9	12/22/2011

2.6	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Wexford Catalyst Investors LLC	S-1	333-178685	2.10	12/22/2011

2.7	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 9, 2011 between the Registrant and Debello Investors LLC	S-1	333-178685	2.11	12/22/2011

2.8	Form of Agreements for Purchase and Sale of Units in New PE Holdco LLC dated June 21, 2012 between the Registrant and each of Credit Suisse Securities (USA) LLC, Continental Casualty Company, Wexford Catalyst Investors LLC, Wexford Spectrum Investors LLC, Debello Investors LLC and Candlewood Special Situations Fund L.P.	8-K	000-21467	10.1	06/27/2012

2.9	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 19, 2012 between the Registrant and each of Candlewood Special Situations Fund, LP, CCVF PacEth LLC and Candlewood Credit Value Fund II, LP	8-K	000-21467	10.5	12/19/2012

2.10	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated January 11, 2013 between the Registrant and Credit Suisse Loan Funding LLC	8-K	000-21467	10.5	12/19/2012

2.11	Agreement for Purchase and Sale of Loans and Units in New PE Holdco LLC dated March 27, 2013 among the Registrant, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Series G of Special Assets Equity Holdings Series, LLC	S-1	333-189713	2.15	6/28/2013

2.12	Agreement for Purchase and Sale of Loans and Units in New PE Holdco LLC dated June 21, 2013 among the Registrant, NordkapAG and NKPacific, LLC	8-K	000-21467	10.3	06/26/2013

2.13	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 6, 2013 between the Registrant and each of CIFC Funding 2007-III Asset-V LLC and CIFC Funding 2007-IV Asset-IV LLC	10-K	000-21467	2.13	03/31/2014

2.14	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 10, 2013 between the Registrant and Armory Fund L.P.	10-K	000-21467	2.14	03/31/2014

2.15	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 14, 2013 between the Registrant and each of Mariner Partners, L.P. and Dee River Holdings, Inc.	10-K	000-21467	2.15	03/31/2014

3.1	Certificate of Incorporation	10-Q	000-21467	3.1	08/07/2013

3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	08/07/2013

3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	08/07/2013

3.4	Certificate of Amendment to Certificate of Incorporation dated June 10, 2010	10-Q	000-21467	3.4	08/07/2013

3.5	Certificate of Amendment to Certificate of Incorporation dated June 8, 2011	10-Q	000-21467	3.5	08/07/2013

3.6	Certificate of Amendment to Certificate of Incorporation dated May 14, 2013	10-Q	000-21467	3.6	08/07/2013

3.7	Bylaws of the Registrant	8-K	000-21467	3.2	03/29/2005

10.1	2004 Stock Option Plan#	S-8	333-123538	4.1	03/24/2005

10.2	Amended 1995 Incentive Stock Plan#	10-KSB	000-21467	10.7	03/31/2003

10.3	First Amendment to 2004 Stock Option Plan#	8-K	000-21467	10.3	02/01/2006

10.4	2006 Stock Incentive Plan, as amended#	S-8	333-189478	4.1	06/20/2013

10.5	Form of Employee Restricted Stock Agreement#	8-K	000-21467	10.2	10/10/2006

10.6	Form of Non-Employee Director Restricted Stock Agreement#	8-K	000-21467	10.3	10/10/2006

10.7	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Neil M. Koehler#	8-K	000-21467	10.3	12/17/2007

10.8	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Christopher W. Wright#	8-K	000-21467	10.5	12/17/2007

10.9	Amended and Restated Executive Employment Agreement dated November 25, 2009 between the Registrant and Bryon T. McGregor#	8-K	000-21467	10.1	11/27/2009

10.10	Executive Employment Agreement dated January 6, 2013 between the Registrant and Michael D. Kandris#	8-K	000-21467	10.1	01/10/2013

10.11	Amended and Restated Executive Employment Agreement dated October 1, 2012 between the Registrant and Paul P. Kohler#	10-K	000-21467	10.11	03/31/2014

10.12	Employment Agreement dated November 12, 2012 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/31/2014

10.13	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010

10.14	Promissory Note dated March 30, 2009 by the Registrant in favor of Neil M. Koehler	8-K	000-21467	10.6	04/02/2009

10.15	First Amendment to Promissory Note dated March 29, 2010 between the Registrant and Neil M. Koehler	S-1	333-189713	10.49	06/28/2013

10.16	Second Amendment to Promissory Note dated November 5, 2010 between the Registrant and Neil M. Koehler	S-1	333-189713	10.49	06/28/2013

10.17	Third Amendment to Promissory Note dated March 7, 2012 between the Registrant and Neil M. Koehler	S-1	333-189713	10.49	06/28/2013

10.18	Fourth Amendment to Promissory Note dated February 7, 2013 between the Registrant and Neil M. Koehler	S-1	333-189713	10.49	06/28/2013

10.19	Warrant dated March 27, 2008 issued by the Registrant to Lyles United, LLC	8-K	000-21467	10.3	03/27/2008

10.20	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008

10.21	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008

10.22	Form of Warrant dated May 22, 2008 issued by the Registrant	8-K	000-21467	10.2	05/23/2008

10.23	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008

10.24	Form of Warrant dated May 23, 2008 issued by the Registrant	8-K	000-21467	10.5	05/23/2008

10.25	Amended and Restated Loan and Security Agreement dated May 4, 2012 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as Lenders, Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	05/08/2012

10.26	Amended and Restated Guarantee dated May 4, 2012 by the Registrant in favor of Wells Fargo Capital Finance, LLC for and on behalf of Lenders	8-K	000-21467	10.2	05/08/2012

10.27	Second Amended and Restated Asset Management Agreement dated June 30, 2011 among the Registrant, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC and Pacific Ethanol Magic Valley, LLC	8-K	000-21467	10.1	07/06/2011

10.28	Form of Amended and Restated Ethanol Marketing Agreement	8-K	000-21467	10.2	07/06/2011

10.29	Form of Amended and Restated Corn Procurement and Handling Agreement	8-K	000-21467	10.4	07/06/2011

10.30	Form of Amended and Restated Distillers Grains Marketing Agreement	8-K	000-21467	10.5	07/06/2011

10.31	Limited Liability Company Agreement of New PE Holdco LLC	10-K	000-21467	10.34	03/31/2011

10.32	Form of Amendment and Exchange Agreement dated January 7, 2011	8-K	000-21467	10.1	01/07/2011

10.33	Form of Warrants dated January 7, 2011 issued by the Registrant	8-K	000-21467	10.3	01/07/2011

10.34	Securities Purchase Agreement dated December 8, 2011 between the Registrant and the investors identified therein	S-1	333-178685	2.11	12/22/2011

10.35	Registration Rights Agreement dated December 13, 2011 between the Registrant and the investors identified therein	8-K	000-21467	10.3	12/09/2011

10.36	Amendment No. 1 to Registration Rights Agreement dated February 22, 2012 between the Registrant and the investors identified therein	10-K	000-21467	10.43	03/08/2012

10.37	Form of Warrants dated December 13, 2011 issued by the Registrant	8-K/A	000-21467	10.2	12/12/2011

10.38	Form of Series I Warrants and Series II Warrants issued by the Registrant on July 3, 2012 (the forms of Series I Warrants and Series II Warrants are identical in all respects other than the exercise price and term applicable to each of such series of Warrants)	8-K	000-21467	10.1	06/28/2012

10.39	Form of Warrants dated September 26, 2012 issued by the Registrant	8-K	000-21467	10.1	09/21/2012

10.40	Second Amended and Restated Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and Amarillo National Bank	10-Q	000-21467	10.6	11/14/2012

10.41	First Amendment to Second Amended and Restated Credit Agreement dated January 4, 2013 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	S-1	333-189713	10.44	06/28/2013

10.42	Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and Amarillo National Bank	10-Q	000-21467	10.7	11/14/2012

10.43	First Amendment to Credit Agreement dated January 4, 2013, among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and the other parties identified therein	S-1	333-189713	10.46	06/28/2013

10.44	Intercreditor Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC and Wells Fargo Bank, N.A.	10-Q	000-21467	10.8	11/14/2012

10.45	Securities Purchase Agreement dated December 19, 2012 among the Registrant and the investors identified therein	8-K	000-21467	10.1	12/19/2012

10.46	Form of Senior Unsecured Notes issued on January 11, 2013	8-K	000-21467	10.2	01/15/2013

10.47	Form of Warrants issued on January 11, 2013	8-K	000-21467	10.3	12/19/2012

10.48	Registration Rights Agreement dated January 11, 2013 among the Registrant and the investors identified therein	8-K	000-21467	10.4	01/15/2013

10.49	Form of Amendment Agreement dated March 28, 2013 among the Registrant and the investors identified therein	8-K	000-21467	10.6	03/28/2013

10.50	Securities Purchase Agreement dated March 28, 2013 between the Registrant and the investors identified therein	8-K	000-21467	10.1	03/28/2013

10.51	Form of Series A Notes issued on March 28, 2013 and Series B Notes issued on June 20, 2013	8-K	000-21467	10.2	03/28/2013

10.52	Form of Series A Warrants and Series B Warrants issued on March 28, 2013	8-K	000-21467	10.3	03/28/2013

10.53	Form of Base Indenture between the Registrant and U.S. Bank, National Association	8-K	000-21467	10.4	03/28/2013

10.54	Form of First Supplemental Indenture and Second Supplemental Indenture	8-K	000-21467	10.5	03/28/2013

10.55	Letter Agreement dated December 16, 2013 among the Registrant and the holders of the Registrant’s Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.1	12/16/2013

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-21467	23.1	03/31/2014

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.1	03/31/2014

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.2	03/31/2014

31.3	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	32.1	03/31/2014

101.INS	XBRL Instance Document**	10-K	000-21467	101.INS	03/31/2014

101.SCH	XBRL Taxonomy Extension Schema**	10-K	000-21467	101.SCH	03/31/2014

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	10-K	000-21467	101.CAL	03/31/2014

101.DEF	XBRL Taxonomy Extension Definition Linkbase **	10-K	000-21467	101.DEF	03/31/2014

101.LAB	XBRL Taxonomy Extension Label Linkbase**	10-K	000-21467	101.LAB	03/31/2014

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	10-K	000-21467	101.PRE	03/31/2014

_______________

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

(**)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2014.

PACIFIC ETHANOL, INC.
/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES William L. Jones	Chairman of the Board and Director	April 1, 2014
/s/ NEIL M. KOEHLER Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	April 1, 2014
/s/ BRYON T. MCGREGOR Bryon T. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2014
/s/ MICHAEL D. KANDRIS Michael D. Kandris	Chief Operating Officer and Director	April 1, 2014
/s/ TERRY L. STONE Terry L. Stone	Director	April 1, 2014
/s/ JOHN L. PRINCE John L. Prince	Director	April 1, 2014
/s/ DOUGLAS L. KIETA Douglas L. Kieta	Director	April 1, 2014
/s/ LARRY D. LAYNE Larry D. Layne	Director	April 1, 2014

