Form 10-Q
period 2014-03-31
Pacific Ethanol, Inc.
filed 2014-05-09
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, there were 20,145,068 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$7,846	$5,151
Accounts receivable, net (net of allowance for doubtful accounts of $14 and $187, respectively)	51,426	35,296
Inventories	28,297	23,386
Prepaid inventory	9,341	12,315
Other current assets	2,877	3,229
Total current assets	99,787	79,377
Property and equipment, net	153,973	155,194
Other Assets:
Intangible assets, net	3,141	3,260
Other assets	3,106	3,218
Total other assets	6,247	6,478
Total Assets	$260,007	$241,049

_______________

* Amounts derived from the audited financial statements for the year ended December 31, 2013.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	March 31,	December 31,
	2014	2013
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$16,110	$11,071
Accrued liabilities	8,062	5,851
Current portion – capital leases	4,517	4,830
Current portion – long-term debt due to a related party	–	750
Accrued preferred dividends	3,657	–
Other current liabilities	3,353	5,714
Total current liabilities	35,699	28,216

Long-term debt, net of current portion	71,645	98,408
Accrued preferred dividends	–	3,657
Capital leases, net of current portion	5,299	6,041
Warrant liabilities at fair value	32,679	8,215
Other liabilities	5,086	1,611
Total Liabilities	150,408	146,148
Commitments and Contingencies (Notes 5 and 7)
Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of March 31, 2014 and December 31, 2013; liquidation preference of $21,733 as of March 31, 2014	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 18,014,034 and 16,126,287 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	18	16
Additional paid-in capital	645,382	621,557
Accumulated deficit	(543,494)	(532,356)
Total Pacific Ethanol, Inc. Stockholders’ Equity	101,907	89,218
Noncontrolling interest	7,692	5,683
Total Stockholders’ Equity	109,599	94,901
Total Liabilities and Stockholders’ Equity	$260,007	$241,049

_______________
* Amounts derived from the audited financial statements for the year ended December 31, 2013.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$254,543	$225,459
Cost of goods sold	215,998	224,613
Gross profit	38,545	846
Selling, general and administrative expenses	3,670	4,005
Income (loss) from operations	34,875	(3,159)
Fair value adjustments	(35,844)	(692)
Interest expense, net	(4,351)	(3,481)
Gain on extinguishment of debt	–	817
Other expense, net	(227)	(87)
Loss before provision for income taxes	(5,547)	(6,602)
Provision for income taxes	(3,270)	–
Consolidated net loss	(8,817)	(6,602)
Net (income) loss attributed to noncontrolling interest	(2,009)	1,148
Net loss attributed to Pacific Ethanol, Inc.	$(10,826)	$(5,454)
Preferred stock dividends	$(312)	$(312)
Net loss attributed to common stockholders	$(11,138)	$(5,766)
Net loss per share, basic and diluted	$(0.69)	$(0.57)
Weighted-average shares outstanding, basic and diluted	16,181	10,060

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Consolidated net loss	$(8,817)	$(6,602)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Fair value adjustments	35,844	(94)
Depreciation and amortization of intangibles	3,173	2,974
Deferred income taxes	3,270	–
Amortization of debt discount	1,557	225
Non-cash compensation	367	630
Amortization of deferred financing fees	112	108
Inventory valuation	97	–
Loss (gain) on derivatives	(70)	5
Bad debt expense	(34)	208
Interest expense added to Plant Owners’ debt	–	2,276
Gain on extinguishment of debt	–	(817)
Changes in operating assets and liabilities:
Accounts receivable	(16,096)	(6,326)
Inventories	(5,008)	(1,300)
Prepaid expenses and other assets	82	53
Prepaid inventory	2,974	(4,222)
Accounts payable and accrued expenses	5,425	6,428
Net cash provided by (used in) operating activities	22,876	(6,454)
Investing Activities:
Additions to property and equipment	(1,833)	(309)
Purchases of PE Op Co. ownership interests	–	(1,639)
Net cash used in investing activities	(1,833)	(1,948)
Financing Activities:
Proceeds from exercise of warrants	12,130	2,064
Net proceeds from Kinergy’s line of credit	4,065	847
Principal payments on Plant Owners’ borrowings	(19,378)	(3,500)
Principal payments on senior notes	(13,007)	(1,880)
Principal payments on capital leases	(1,096)	–
Principal payments on related party note	(750)	–
Proceeds from senior notes	–	22,192
Proceeds from Series A Convertible Notes	–	6,000
Proceeds from Plant Owners’ borrowings	–	4,000
Parent purchases of Plant Owners’ debt	–	(23,357)
Debt issuance costs	–	(1,044)
Preferred stock dividends paid	(312)	(312)
Net cash provided by (used in) financing activities	(18,348)	5,010
Net increase (decrease) in cash and cash equivalents	2,695	(3,392)
Cash and cash equivalents at beginning of period	5,151	7,586
Cash and cash equivalents at end of period	$7,846	$4,194

Supplemental Information:
Interest paid	$2,712	$737
Noncash financing and investing activities:
Reclass of warrant liability to equity upon warrant exercises	$11,377	$260
Reclass of noncontrolling interest to APIC upon acquisitions	$–	$8,161
Discount on senior and convertible debt	$–	$4,940
Preferred stock dividends paid in common stock	$–	$732

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries, including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”) and PE Op Co. (“PE Op Co.,” formerly, New PE Holdco LLC), which owns the Plant Owners (as defined below) (collectively, the “Company”).

The Company is the leading producer and marketer of low-carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), a nutritious animal feed, and corn oil. Serving integrated oil companies and gasoline marketers who blend ethanol into gasoline, the Company provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. The Company had a 91% and an 83% ownership interest in PE Op Co., the owner of four ethanol production facilities, as of March 31, 2014 and 2013, respectively. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies, sells its WDG to dairy operators and animal feed distributors and sells its corn oil to poultry and biodiesel customers.

The Company manages the production and operation of four ethanol production facilities, namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and their holding company, Pacific Ethanol Holding Co. LLC (“PEHC,” and together with the Pacific Ethanol Plants, the “Plant Owners”). PEHC is a wholly-owned subsidiary of PE Op Co. These four facilities have an aggregate annual ethanol production capacity of up to 200 million gallons. As of March 31, 2014, three of the facilities were operating and one of the facilities was in the process of restarting production, scheduled for the second quarter of 2014. On April 30, 2014, the previously idled facility commenced producing ethanol. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Reverse Stock Split – On May 14, 2013, the Company effected a one-for-fifteen reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

Liquidity – During the three months ended March 31, 2014, the Company funded its operations primarily from cash provided by operations, proceeds from warrant exercises and borrowings under its credit facilities.

The Company’s current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. In addition, the Plant Owners have credit facilities for use in the operations of the Pacific Ethanol Plants. The Company expects that its future available capital resources will consist primarily of its remaining cash balances, cash flow from operations, if any, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under the asset management agreement relating to the Company’s operation of the Pacific Ethanol Plants, cash proceeds from warrant exercises and distributions, if any, in respect of the Company’s ownership interest in PE Op Co.

The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including its credit facilities, will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, the Company’s capital requirements or cash flow vary materially from its current projections, if crush and commodity margins, which reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas, decline in any material respect, or if other unforeseen circumstances occur, the Company may require additional financing. The Company’s failure to raise capital if and when needed could restrict its growth or hinder its ability to compete.

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

Of the accounts receivable balance, approximately $33,044,000 and $27,487,000 at March 31, 2014 and December 31, 2013, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $14,000 and $187,000 as of March 31, 2014 and December 31, 2013, respectively. The Company recorded a recovery of $34,000 and bad debt expense of $208,000 for the three months ended March 31, 2014 and 2013, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Provision for Income Taxes – For the three months ended March 31, 2014, although the Company incurred a net loss for the period, it generated income subject to income tax as a result of the nontax-deductible nature of its fair value adjustments for the period. As a result, the Company applied its net operating loss carryforwards to its potential taxable income and recorded a deferred provision for income taxes of $11.3 million, eliminating any need for a current tax provision or liability. Further, the Company reversed $8.0 million of its valuation allowance against its net tax assets, resulting in a benefit to its provision for income taxes with a net $3.3 million provision for income taxes for the period. Further, on April 1, 2014, New PE Holdco LLC was converted from a limited liability company to a C-Corporation and changed its name to PE Op Co.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2.	PACIFIC ETHANOL PLANTS.

Consolidation of PE Op Co. – The Company concluded that since PE Op Co.’s inception, through the point the Company became a 91% owner, PE Op Co. was a variable interest entity because the other owners of PE Op Co., due to the Company’s involvement through its contractual arrangements, at all times lacked the power to direct the activities that most significantly impacted its economic performance. However, since the Company’s recent acquisition bringing its ownership interest in PE Op Co. to 91%, the Company has obtained sufficient control both by way of agreements as well as based on structural control of PE Op Co., such that PE Op Co. is no longer considered a variable interest entity, and as such the Company will consolidate PE Op Co. under the voting rights model.

Noncontrolling interest increased from $5,683,000 at December 31, 2013 to $7,692,000 at March 31, 2014 due to net income attributed to noncontrolling interest of $2,009,000 for the three months ended March 31, 2014.

The Company’s acquisition of its ownership interest in PE Op Co. does not impact the Company’s rights or obligations under any of its contractual arrangements. Further, creditors of PE Op Co. do not have recourse to the Company. Since its acquisition, the Company has not provided any additional support to PE Op Co. beyond the terms of its contractual arrangements.

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$16,920	$10,287
Raw materials	7,280	9,418
Work in progress	3,152	2,766
Other	945	915
Total	$28,297	$23,386

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2014 and 2013, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized gains of $70,000 and losses of $5,000 as the change in the fair value of these contracts for the three months ended March 31, 2014 and 2013, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2014	2013
Commodity contracts	Cost of goods sold	$84	$(73)

		Unrealized Gains (Losses)
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2014	2013
Commodity contracts	Cost of goods sold	$(14)	$68

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Kinergy operating line of credit	$23,107	$19,042
Senior unsecured notes	977	13,984
Plant Owners’ term debt and accrued interest	58,766	58,766
Plant Owners’ lines of credit and accrued interest	16,000	35,378
Note payable to related party	–	750
	98,850	127,920
Less: Parent purchased Plant Owners’ term debt	(27,088)	(27,088)
Total Consolidated Debt	71,762	100,832
Less: Unamortized discount on senior unsecured notes	(117)	(1,674)
	71,645	99,158
Less short-term portion	–	(750)
Long-term debt	$71,645	$98,408

Kinergy Operating Line of Credit – For the three months ended March 31, 2014, Kinergy borrowed net $4,065,000 on its working capital line of credit. As of March 31, 2014, Kinergy had an available borrowing base under the credit facility of $6,893,000.

Senior Unsecured Notes – For the three months ended March 31, 2014, the Company paid in cash $13,007,000 on its senior unsecured notes. In April 2014, the Company fully retired the outstanding senior unsecured notes.

Plant Owners’ Term Debt and Operating Lines of Credit – The Plant Owners’ debt as of March 31, 2014 consisted of a $32,487,000 tranche A-1 term loan and a $26,279,000 tranche A-2 term loan. Pacific Ethanol, Inc., holds a combined $27,088,000 of these term loans, which are eliminated in consolidation. The Plant Owners’ availability under their revolving lines of credit was $50,378,000, which was subsequently reduced to $35,000,000, as discussed below. The term debt requires monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. The revolving credit facilities require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0% and 4.5% for the $20,000,000 and $15,000,000 facilities, respectively. At March 31, 2014, the average interest rate was approximately 11.0%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

For the three months ended March 31, 2014, the Company paid in cash $19,378,000 on its revolving credit facilities. As of April 25, 2014, the outstanding principal balance on these revolving credit facilities was fully repaid, with an aggregate of $35,000,000 of availability.

Debt Modifications – On April 1, 2014, the Company entered into amendments to its credit facilities and term loan arrangements to achieve the following changes:

•	Adjust the terms of the credit agreements to take into account a restart of the Company’s Madera, California facility;

•	Reduce the Company’s revolving credit facility from $35,000,000 to $20,000,000 while increasing the maximum amount of the term loan outstanding to $65,766,000, allowing the Company to immediately borrow an additional $7,000,000. The additional $7,000,000 in borrowings was subject to an original issue discount of 6.25%, representing loan fees payable to the lenders, resulting in net proceeds from the additional borrowings of approximately $6,600,000. The Company intends to use the net proceeds of the additional loan for transaction expenses and expenses associated with restarting operations at the Company’s Madera, California facility;

•	Increase to $24,000,000 from $14,000,000 the level of permitted indebtedness, including capital lease liabilities that may be incurred for yield enhancing equipment or processing and separation equipment for corn oil and corn syrup at the Company’s ethanol production facilities; and

•	Maintain the Company’s new revolving credit facility at $15,000,000 but allow the Company to terminate in whole or permanently reduce in part in $1,000,000 increments the lenders’ aggregate commitment.

Note Payable to Related Party – The Company repaid in cash its note payable to its Chief Executive Officer totaling $750,000 on March 31, 2014.

6.	COMMON STOCK AND WARRANTS.

Warrant exercises – During the three months ended March 31, 2014 and 2013, certain holders exercised warrants and received an aggregate of 1,888,000 and 279,000 shares of the Company’s common stock upon payment of an aggregate of $12,130,000 and $2,064,000 in cash, respectively. During the three months ended March 31, 2013, the Company paid $785,800 in cash to the warrant holders as an inducement for such exercises and recorded an expense of approximately $785,800. Also, in March 2013, a holder exercised warrants on a cashless basis and received 11,356 shares of the Company’s common stock. There were no cashless exercises for the three months ended March 31, 2014.

Equity offering – In April 2014, the Company issued 1,750,000 shares of its common stock in a public offering for net proceeds of $26,000,000.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2014, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG, corn oil and syrup. The Company had open ethanol indexed-price contracts for 146,017,000 gallons of ethanol as of March 31, 2014. The Company had open WDG and syrup fixed-price sales contracts valued at $396,000, open corn oil sales contracts valued at $213,000, and open indexed-price sales contracts for 452 tons of WDG and syrup and 1,779,000 pounds of corn oil as of March 31, 2014. These sales contracts are scheduled to be completed throughout 2014.

Purchase Commitments – At March 31, 2014, the Company had fixed-price purchase contracts with its suppliers to purchase $21,642,000 of ethanol and indexed-price contracts to purchase 22,745,000 gallons of ethanol. These contracts are scheduled to be satisfied throughout the remainder of 2014.

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

Warrants – Except for the warrants issued September 26, 2012, the Company’s warrants have been valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The warrants issued September 26, 2012, did not contain any anti-dilution protection features and as a result, the warrants were valued using the Black-Scholes Valuation Model. Of the various inputs used, the volatility and the current price of the Company’s common stock most significantly impact the fair value adjustments of the warrants. As the price of the Company’s common stock increases or decreases quarter-over-quarter, the valuation of the warrants will increase or decrease, respectively. As the estimated volatility of the Company’s common stock increases or decreases quarter-over quarter, the valuation of the warrants will increase or decrease, respectively. These changes may result in significantly higher or lower fair value measurements from period to period.

Significant assumptions used and related fair values for the Company’s warrants as of March 31, 2014 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
03/28/2013	$7.59	56.4%	0.13%	1.00	22.1%	788,000	$5,098,000
06/21/2013	$7.59	55.4%	0.13%	1.24	24.2%	1,051,000	6,703,000
01/11/2013	$6.32	60.6%	1.32%	3.79	41.0%	813,000	5,343,000
09/26/2012	$8.85	54.6%	0.29%	1.49	40.6%	1,639,000	7,382,000
07/3/2012	$6.09	60.2%	0.90%	3.26	39.3%	976,000	6,462,000
12/13/2011	$8.43	60.8%	0.90%	2.71	36.6%	281,000	1,691,000
							$32,679,000

Significant assumptions used and related fair values for the Company’s warrants as of December 31, 2013 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
03/28/2013	$7.59	52.4%	0.13%	1.20	22.7%	788,000	$495,000
06/21/2013	$7.59	52.4%	0.13%	1.24	22.7%	1,051,000	660,000
01/11/2013	$6.32	63.3%	1.27%	4.03	43.8%	1,709,000	2,892,000
09/26/2012	$8.85	58.5%	0.38%	1.74	42.3%	1,771,000	702,000
07/3/2012	$6.09	61.2%	1.27%	3.51	40.2%	1,812,000	3,008,000
07/3/2012	$5.47	52.8%	0.01%	0.01	42.3%	804,000	3,000
12/13/2011	$8.43	60.4%	0.78%	2.95	37.9%	306,000	455,000
							$8,215,000

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes fair value measurements by level at March 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$388	$–	$–	$388
Total Assets	$388	$–	$–	$388

Liabilities:
Warrants(2)	$–	$–	$32,679	$32,679
Commodity contracts(3)	301	–	–	301
Total Liabilities	$301	$–	$32,679	$32,980

__________

(1) Included in other current assets in the consolidated balance sheets.

(2) Included in warrant liabilities at fair value in the consolidated balance sheets.

(3) Included in other current liabilities in the consolidated balance sheets.

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

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs were as follows (in thousands):

Warrants
Balance, December 31, 2013	$8,215
Adjustments to fair value for the period	35,844
Exercises of warrants	(11,377)
Expiration of warrants	(3)
Balance, March 31, 2014	$32,679

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2014
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(10,826)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Loss attributed to common stockholders	$(11,138)	16,181	$(0.69)

	Three Months Ended March 31, 2013
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(5,454)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Loss attributed to common stockholders	$(5,766)	10,060	$(0.57)

There were an aggregate of 2,301,000 and 427,000 potentially dilutive weighted-average shares from convertible securities outstanding as of March 31, 2014 and 2013, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2014 and 2013, as their effect would have been anti-dilutive. In April 2014, the Company issued 1,750,000 shares of its common stock in a public offering.

10.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $3,657,000 as of March 31, 2014 and December 31, 2013.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 which was due on March 31, 2014. On March 31, 2014, the Company paid in cash the outstanding balance of the note payable.

11.	SUBSEQUENT EVENTS.

Warrant Exercises – From April 1, 2014 through May 8, 2014, certain holders exercised warrants on a cash or cashless basis for an aggregate of 145,000 and 493,000 shares of the Company’s common stock, respectively, for aggregate cash payments of $883,000.

A summary as of May 8, 2014 of outstanding warrants, which the Company recorded at fair value, with a weighted-average exercise price of $7.57, is as follows:

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding
06/21/2013	06/21/2015	$7.59	1,051,000
03/28/2013	03/28/2015	$7.59	296,000
01/11/2013	01/11/2018	$6.32	813,000
09/26/2012	09/26/2015	$8.85	1,639,000
07/3/2012	07/03/2017	$6.09	830,000
12/13/2011	12/13/2016	$8.43	281,000
			4,910,000

Equity Offering – In April 2014, the Company issued 1,750,000 shares of its common stock in a public offering for net proceeds of $26,000,000.

Payments on Senior Unsecured Notes – In April 2014, the Company fully retired its senior unsecured notes by paying in cash the outstanding principal amount and all accrued and unpaid interest.

Payments on Plant Owners’ Revolving Credit Facility – From April 1, 2014 through April 25, 2014, the Company made $16,000,000 in principal payments on its revolving lines of credit. As of May 9, 2014, the outstanding principal balance on these revolving lines of credit was $0, with $35,000,000 of availability.

Debt Modifications – On April 1, 2014, the Company entered into amendments to its credit facilities and term loan arrangements as discussed in detail in Note 5.

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

Any of the factors described immediately above, or referenced from time to time in our filings with the Securities and Exchange Commission or in the “Risk Factors” section below or of our Annual Report on Form 10-K for the year ended December 31, 2013 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We are the leading producer and marketer of low-carbon renewable fuels in the Western United States.

We market all the ethanol produced by four ethanol production facilities located in California, Idaho and Oregon, or the Pacific Ethanol Plants, all the ethanol produced by two other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We market ethanol through our subsidiary Kinergy Marketing LLC, or Kinergy. We also market ethanol co-products, including wet distillers grains, or WDG, and corn oil, for the Pacific Ethanol Plants.

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

We hold a 91% ownership interest in PE Op Co. (formerly, New PE Holdco LLC), the owner of each of the plant holding companies, or the Plant Owners, that collectively own the Pacific Ethanol Plants. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with PE Op Co. and the Plant Owners, including supplying all goods and materials necessary to operate and maintain each Pacific Ethanol Plant. In operating the Pacific Ethanol Plants, we direct the production process to obtain optimal production yields, lower costs by leveraging our infrastructure, enter into risk management agreements such as insurance policies and manage commodity risk practices.

We market ethanol and its co-products, including WDG and corn oil, produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners. The marketing agreements provide us with the absolute discretion to solicit, negotiate, administer (including payment collection), enforce and execute ethanol and co-product sales agreements with any third party.

The Pacific Ethanol Plants are comprised of the four facilities described immediately below and have an aggregate annual production capacity of up to 200 million gallons. We commenced production at our Madera, California facility on April 30, 2014 and expect to reach full capacity in the second quarter of 2014.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)	Current Operating Status
Magic Valley	Burley, ID	60,000,000	Operating
Columbia	Boardman, OR	40,000,000	Operating
Stockton	Stockton, CA	60,000,000	Operating
Madera	Madera, CA	40,000,000	Operating

We earn fees as follows under our asset management and other agreements with PE Op Co. and the Plant Owners:

•	ethanol marketing fees of approximately 1% of the net sales price, but not less than $0.015 per gallon and not more than $0.0225 per gallon;

•	corn procurement and handling fees of $0.045 per bushel;

•	WDG, syrup and corn oil fees of 5% of the third-party purchase price, excluding freight, but not less than $2.00 per ton and not more than $3.50 per ton; and

•	asset management fees of $75,000 per month for each operating facility and $40,000 per month for each idled facility.

We intend to advance our position as the leading producer and marketer of low-carbon renewable fuels in the Western United States, in part by expanding production at our Madera, California facility to its full production capacity, expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a fuel additive and transportation fuel. Further, we may seek to provide management services for other third-party ethanol production facilities in the Western United States.

Recent Developments and Outlook

Our ownership interest in the Pacific Ethanol Plants is now at 91%. Although current production margins have contracted since their peak near the end of the first quarter, the Pacific Ethanol Plants are currently operating profitably and contributing positively to our overall financial position. We expect a balanced supply and demand for ethanol over the coming months, in part due to the continued rebuilding of inventories and stronger demand for exports from the United States, and ethanol blend rates at least at current levels through the balance of 2014. We also expect our co-product returns as a percentage of our cost of corn to continue around current levels during the coming months.

Ethanol prices in the Western United States have typically been $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities. From October 2013 through April 2014, however, ethanol prices in the Western United States have averaged $0.40 per gallon higher than ethanol prices in the Midwest due to rail logistics challenges and weather conditions which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate.

From 2010 through 2013, we issued in various financing transactions warrants to purchase shares of our common stock. The warrants were initially recorded at their fair values, which are adjusted quarterly, generally resulting in non-cash expenses or income if the market price of our common stock increases or decreases, respectively, during the period. Due to the substantial increase in the market price of our common stock in the first quarter of 2014 and because the exercise prices of these warrants were, as of March 31, 2014, well below the market price of our common stock, the fair values of the warrants and the related non-cash expenses were significantly higher in the first quarter of 2014 than in prior quarterly periods, which resulted in an unusually large non-cash expense for the quarter. These fair value adjustments will continue in future periods until all of our warrants are exercised or expire. These adjustments will generally reduce our net income or increase our net loss if the market price of our common stock increases on a quarter over quarter basis. Conversely, the adjustments will generally increase our net income or reduce our net loss if the market price of our common stock declines on a quarter over quarter basis.

We began producing and selling corn oil at our Magic Valley and Stockton facilities in June 2013 and October 2013, respectively, allowing us to diversify our revenue and providing immediate incremental gross profit. We are currently producing corn oil in meaningful amounts at both facilities and have, as one of our 2014 objectives, the implementation of corn oil production technology at the remaining two Pacific Ethanol Plants.

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

We also continue to diversify our feedstock by using a blend of corn, sorghum and beet sugar, which reduces feedstock costs and reduces the carbon output of ethanol we produce. Using beet sugar as feedstock, we were able to reduce our material costs by approximately $1.4 million during the quarter. We expect to continue to use beet sugar throughout 2014 at levels approximating 15% of total feedstock at our Magic Valley and Columbia facilities. The United States Department of Agriculture anticipates a record 2013-2014 corn crop, but we are uncertain how the new crop will affect our ethanol production and intend to operate the Pacific Ethanol Plants with flexibility in anticipation of the new crop.

Our strategic goals for 2014 include further improving operating efficiencies at the Pacific Ethanol Plants; continuing to diversify our revenue and feedstock, including through the implementation of corn oil production technology at two Pacific Ethanol Plants; and continuing to increase the value of our produced ethanol by further reducing its carbon intensity, all of which are directed at supporting sustained profitable growth.

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; warrants carried at fair value and conversion features; impairment of long-lived and intangible assets; and allowance for doubtful accounts. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage
	2014	2013	Variance
Production gallons sold (in millions)	39.8	35.3	12.7%
Third party gallons sold (in millions)	73.0	65.4	11.6%
Total gallons sold (in millions)	112.8	100.7	12.0%
Average sales price per gallon	$2.70	$2.60	3.8%
Corn cost per bushel—CBOT equivalent	$4.48	$7.16	(37.4%	)
Average basis(1)	1.28	1.19	7.6%
Delivered cost of corn	$5.76	$8.35	(31.0%	)

Co-product revenues as % of delivered cost of corn(2)	34.6%	28.1%	23.1%

Average CBOT ethanol price per gallon	$2.20	$2.41	(8.7%	)
Average CBOT corn price per bushel	$4.52	$7.16	(36.9%	)

________________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2014	2013	Dollars	Percent

Net sales	$254,543	$225,459	$29,084	12.9%
Cost of goods sold	215,998	224,613	(8,615)	(3.8%	)
Gross profit	$38,545	$846	$37,699	NM
Percentage of net sales	15.1%	0.3%

Net Sales

The increase in our net sales for the three months ended March 31, 2014 as compared to the same period in 2013 was due to increases in our total gallons sold and our average sales price per gallon.

Total volume of ethanol gallons sold increased by 12.1 million gallons, or 12.0%, to 112.8 million gallons for the three months ended March 31, 2014 as compared to 100.7 million gallons for the same period in 2013. We increased both production and third party gallons sold for the three months ended March 31, 2014 as compared to the same period in 2013. The increases in our production gallons and third party gallons sold are primarily due to increased production rates at the Pacific Ethanol Plants and third party supplier plants, respectively. We and our third party suppliers increased production rates due to higher industry-wide corn crush margins resulting from lower corn costs and higher ethanol prices due to tighter ethanol supply relative to demand.

Our average sales price per gallon increased 3.8% to $2.70 for the three months ended March 31, 2014 from an average sales price per gallon of $2.60 for the same period in 2013. The average Chicago Board of Trade, or CBOT, ethanol price per gallon decreased 8.7% to $2.20 for the three months ended March 31, 2014 from an average CBOT ethanol price per gallon of $2.41 for the same period in 2013. This disparity between our ethanol sales price per gallon and the CBOT average reflects both the additional basis costs for West Coast delivery of ethanol as well as the premiums we receive by selling lower carbon intensity ethanol in the Western United States. Ethanol prices in the Western United States were also higher than ethanol prices in the Midwest due to rail logistics challenges and weather conditions which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate.

Cost of Goods Sold and Gross Profit

Our gross profit improved significantly to a gross profit of $38.5 million for the three months ended March 31, 2014 from a gross profit of $0.8 million for the same period in 2013. Our gross margin also increased significantly to 15.1% for the three months ended March 31, 2014 from 0.3% for the same period in 2013. Our gross profit and gross margin increased primarily due to significantly improved crush and commodity margins realized at the Pacific Ethanol Plants, predominantly related to lower corn costs and tighter ethanol supply relative to demand as well as higher ethanol prices in the Western United States due to rail logistics challenges and weather conditions which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate. Crush and commodity margins reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2014	2013	Dollars	Percent
Selling, general and administrative expenses	$3,670	$4,005	$(335)	(8.4%	)
Percentage of net sales	1.4%	1.8%

Our SG&A decreased in both absolute dollars and as a percentage of net sales for the three months ended March 31, 2014 as compared to the same period in 2013. The $0.3 million period over period decrease in SG&A is primarily due to the following factors:

•	a decrease in professional fees of $0.3 million due to non-capitalized expenses incurred for the three months ended March 31, 2013 associated with the issuance of our senior unsecured notes in January 2013;

•	a decrease in bad debt expense of $0.2 million due to recoveries of bad debt in the current quarter; and

•	a decrease in noncash compensation expenses of $0.3 million due to fewer restricted stock awards to our employees and members of our board of directors for the period.

These decreases were partially offset by an increase in payroll-related costs of $0.4 million due to higher compensation resulting from our continued profitable results and related general annual pay increases.

Fair Value Adjustments

The following table presents our fair value adjustments in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2014	2013	Dollars	Percent
Fair value adjustments	$35,844	$692	$35,152	NM
Percentage of net sales	14.1%	0.3%

We issued certain warrants in various financing transactions from 2010 through 2013. These warrants were initially recorded at fair value and are adjusted quarterly. As a result of quarterly adjustments to their fair values, we recorded an expense of $35.8 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. This change in fair value is primarily due to the increased number of warrants issued in the three months ended March 31, 2013 and the substantial increase in the market price of our common stock from December 31, 2013 to March 31, 2014 and because the exercise prices of these warrants were, as of March 31, 2014, well below the market price of our common stock. At December 31, 2013, the market price of our common stock was $5.09 per share and our outstanding warrants had a weighted-average exercise price of $7.27 per share. At March 31, 2014, the market price of our common stock had increased to $15.58 per share, and our outstanding warrants were in-the-money and had significant intrinsic value.

These fair value adjustments will continue in future periods until all of our warrants are exercised or expire. These adjustments will generally reduce our net income or increase our net loss if the market price of our common stock increases on a quarter over quarter basis. Conversely, the adjustments will generally increase our net income or reduce our net loss if the market price of our common stock declines on a quarter over quarter basis.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2014	2013	Dollars	Percent
Interest expense, net	$4,351	$3,481	$870	25.0%
Percentage of net sales	1.7%	1.5%

Interest expense, net increased $0.9 million to $4.4 million for the three months ended March 31, 2014 from $3.5 million for the same period in 2013. The $0.9 million increase in interest expense, net is primarily due to increased amortization of debt discount due to our early retirement of a significant amount of our senior unsecured notes. We used the proceeds from exercises during the quarter of certain of our outstanding warrants to retire the senior unsecured notes earlier than originally projected.

Gain on Extinguishment of Debt

The following table presents our gain on extinguishment of debt, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2014	2013	Dollars	Percent
Gain on extinguishment of debt	$–	$817	$(817)	NM
Percentage of net sales	–%	0.4%

In March 2013, we extinguished certain PE Op Co. debt by paying $0.8 million in cash less than the amount of the debt, and as such, recorded a gain on extinguishment of debt in an equivalent amount.

Other Expense, net

The following table presents our other expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2014	2013	Dollars	Percent
Other expense, net	$227	$87	$140	160.9%
Percentage of net sales	0.1%	0.0%

Other expense, net increased by $0.1 million to $0.2 million for the three months ended March 31, 2014 from $0.1 million for the same period in 2013. The $0.1 million increase in other expense, net is primarily due to an increase in bank fees.

Provision for Income Taxes

The following table presents our provision for income taxes in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2014	2013	Dollars	Percent
Provision for income taxes	$3,270	$–	$3,270	NM
Percentage of net sales	1.3%	–%

For the three months ended March 31, 2014, although we incurred a net loss for the period, we generated income subject to income tax as a result of the nontax-deductible nature of our fair value adjustments. We did, however apply our net operating loss carryforwards to our potential taxable income and as a result, we recorded a deferred provision for income taxes of $11.3 million, eliminating any need for a current tax provision or liability. Further, we reversed $8.0 million of our valuation allowance against our net tax assets, resulting in a benefit to our provision for income taxes. Our remaining net operating loss carryforwards may be limited on an annual basis for the remainder of the year.

Net (Income) Loss Attributed to Noncontrolling Interest

The following table presents the portion of our net (income) loss attributed to noncontrolling interest in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,			Variance in
	2014		2013	Dollars	Percent
Net (income) loss attributed to noncontrolling interest	$(2,009)		$1,148	$(3,157)	NM
Percentage of net sales	(0.8%	)	0.5%

Net (income) loss attributed to noncontrolling interest relates to our consolidated treatment of PE Op Co., of which we are a 91% owner. For the three months ended March 31, 2014 and 2013, we consolidated the entire income statement of PE Op Co. However, because we owned only 91% and 83% of PE Op Co. for the three months ended March 31, 2014 and 2013, respectively, we reduced our consolidated net income (loss) for the noncontrolling interest, which was the ownership interest that we did not own.

Net Loss Attributed to Pacific Ethanol, Inc.

The following table presents our net loss attributed to Pacific Ethanol, Inc. in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2014	2013	Dollars	Percent
Net loss attributed to Pacific Ethanol, Inc.	$10,826	$5,454	$5,372	98.5%
Percentage of net sales	4.3%	2.4%

The increase in net loss attributed to Pacific Ethanol, Inc. was primarily due to our fair value adjustments during the period, which offset the impact of our increased ownership interest in PE Op Co. Our increased ownership interest in PE Op Co. resulted in higher operating income due to significantly improved commodity margins.

Preferred Stock Dividends and Net Loss Attributed to Common Stockholders

The following table presents our preferred stock dividends for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, in dollars and as a percentage of net sales, and our net loss attributed to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Variance in
	2014	2013	Dollars	Percent
Preferred stock dividends	$312	$312	$–	–
Percentage of net sales	0.1%	0.1%
Net loss attributed to common stockholders	$11,138	$5,766	$5,372	93.2%
Percentage of net sales	4.4%	2.6%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid cash dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for the three months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

During the three months ended March 31, 2014, we funded our operations primarily from cash flow from operations, cash on hand, proceeds from warrant exercises and borrowings under our credit facilities. These funds were used to fund our operations and make debt payments of an aggregate of $34.2 million. In addition, we raised net proceeds of $26.0 million through the sale of our common stock in a public offering in April 2014.

Our current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. In addition, the Plant Owners have credit facilities for use in the operations of the Pacific Ethanol Plants. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under our asset management agreement relating to our operation of the Pacific Ethanol Plants, proceeds from warrant exercises and dividends, if any, in respect of our ownership interest in PE Op Co.

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

	March 31, 2014	December 31, 2013	Variance
Cash and cash equivalents	$7,846	$5,151	52.3%
Current assets	$99,787	$79,377	25.7%
Current liabilities	$35,699	$28,216	26.5%
Notes payable, current portion	$–	$750	(100.0)%
Notes payable, noncurrent portion	$71,645	$98,408	(27.2)%
Working capital	$64,088	$51,161	25.3%
Working capital ratio	2.80	2.81	(0.4)%

Change in Working Capital and Cash Flows

Working capital increased to $64.1 million at March 31, 2014 from $51.2 million at December 31, 2013 as a result of an increase in current assets of $20.4 million, which was partially offset by an increase in current liabilities of $7.5 million.

Current assets increased primarily due to an increase in accounts receivable of $16.1 million predominantly due to a higher volume of production gallons sold at higher ethanol sales prices, an increase in inventories of $4.9 million, and an increase in cash and cash equivalents of $2.7 million, which were partially offset by decreases in prepaid inventory of $3.0 million and other current assets of $0.4 million. Current liabilities increased primarily due to increases in trade accounts payable of $5.0 million resulting from higher sales volumes, a reclassification from noncurrent liabilities of $3.7 million of accrued preferred dividends, which were partially offset by a decrease in other current liabilities of $2.4 million.

Cash provided by operating activities of $22.9 million resulted primarily from non-cash fair value adjustments of $35.8 million, increases in accounts payable and accrued expenses of $5.4 million due to higher sales volumes, changes in deferred income taxes of $3.3 million, depreciation and amortization of $3.2 million, decreases in prepaid inventory of $3.0 million and amortization of debt discount of $1.6 million, which were partially offset by our consolidated net loss of $8.8 million and increases in accounts receivable of $16.1 million and inventories of $5.0 million due to higher sales volumes.

Cash used in our investing activities of $1.8 million resulted from additions to property and equipment.

Cash used in financing activities of $18.3 million resulted from repayments of our senior unsecured notes and the Plant Owners’ borrowings of $32.4 million and our related party note payable of $0.8 million, principal payments on capital leases of $1.1 million and cash payment of dividends in respect of our Series B Preferred Stock of $0.3 million, which were partially offset by the proceeds from exercises of our warrants in the aggregate amount of $12.1 million and net proceeds from borrowings under Kinergy’s line of credit of $4.1 million.

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

Kinergy and PAP are collectively required to generate aggregate earnings before interest, taxes, depreciation and amortization, or EBITDA, of $0.5 million, measured at the end of each calendar month, for each three calendar month period and EBITDA of $1.3 million, measured at the end of each calendar month, for each six calendar month period. Further, for all monthly periods, Kinergy and PAP must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $0.1 million absent the lender’s prior consent. Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender.

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Years Ended December 31,
	2014	2013	2013	2012

EBITDA Requirement – Three Months	$500	$450	$450	$450
Actual	$8,216	$2,765	$3,252	$1,165
Excess	$7,716	$2,315	$2,802	$715

EBITDA Requirement – Six Months	$1,300	$1,100	$1,100	$1,100
Actual	$11,468	$3,930	$4,131	$3,282
Excess	$10,168	$2,830	$3,031	$2,182

Fixed Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	13.56	17.84	8.64	8.84
Excess	11.56	15.84	6.64	6.84

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2014, Kinergy had an available borrowing base under the credit facility of $6.9 million and an outstanding balance of $23.1 million.

Plant Owners’ Term Debt and Operating Lines of Credit

The Plant Owners’ debt as of March 31, 2014 consisted of a $32.5 million tranche A-1 term loan and a $26.3 million tranche A-2 term loan. Pacific Ethanol, Inc. holds $27.1 million of these term loans, which are eliminated in consolidation. The Plant Owners’ availability under their revolving lines of credit was $50.4 million, which was subsequently reduced to $35.0 million. The term debt requires monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. The revolving credit facilities require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0% and 4.5% for the $20.0 million and $15.0 million facilities, respectively. At March 31, 2014, the average interest rate was approximately 11.00%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

Since April 1, 2014, we made $16.0 million in principal payments in cash under the revolving credit facility, resulting in an outstanding balance of $0 million as of April 25, 2014, with aggregate borrowing availability of $35.0 million.

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

If we issue equity or equity-linked securities, receive interest from any purchased and outstanding Plant Owners’ term debt, conduct certain sales of assets or incur certain indebtedness, then we will be obligated to prepay the January notes using all net cash proceeds from the transaction, provided that any net proceeds received in connection with an equity-linked issuance must be used to either prepay the notes or purchase certain outstanding debt issued by the Plant Owners. Interest on the notes is payable in cash in arrears on the fifteenth day of each month beginning on March 15, 2013. Subject to the satisfaction of certain equity conditions, at our option, we may elect to pay interest due and payable in shares of our common stock, provided that the interest rate applicable to any outstanding amounts we pay in shares of common stock will increase by 2% per annum from the then applicable interest rate for the period for which such interest is paid. The number of shares to be issued for any particular interest payment equals the quotient of (x) the amount of interest payable (assuming payment in shares), divided by (y) the product of (i) the weighted average price of our common stock for the thirty trading days immediately preceding (but excluding) the payment due date, and (ii) 0.95. During 2013, we made principal payments in cash on our January 2013 Notes in the aggregate amount of $6.2 million. In addition, we issued 0.5 million shares of our common stock as a $2.0 million principal payment.

The January 2013 Notes mature on March 30, 2016 and bear interest at a rate of 5% per annum, subject to adjustment. Payments due under the January 2013 Notes rank senior to all of our other indebtedness, including the indebtedness of our subsidiaries, other than certain permitted senior indebtedness.

As of March 31, 2014, the aggregate outstanding principal balance of the January 2013 Notes was $1.0 million. As of the filing of this report, we have fully repaid the remaining principal balance on these notes.

Note Payable to Related Party

We repaid in cash a note payable to our Chief Executive Officer totaling $0.8 million on March 31, 2014.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2014 and 2013.

Impact of New Accounting Pronouncements

None.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2014 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the market price of our common stock.

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

Over the past several years, the spread between ethanol and corn prices has fluctuated significantly. Recently, corn crush margins, measured by the spread between ethanol and corn prices, have contracted since their peak near the end of the first quarter of 2014. Fluctuations are likely to continue to occur. A sustained narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol, WDG and other ethanol co-products could decline below the marginal cost of production, which may force us to suspend production of ethanol, WDG and ethanol co-products at some or all of the Pacific Ethanol Plants.

Increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. Domestic ethanol production capacity has increased steadily from an annualized rate of 1.5 billion gallons per year in January 1999 to 14.9 billion gallons in 2013 according to the Renewable Fuels Association. In addition, due to significantly improved ethanol production margins, we anticipate that owners of idle ethanol production facilities, many of which were idled due to poor production margins, will restart operations, thereby resulting more abundant ethanol supplies and inventories. Any increase in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, the ethanol prices, as reported by the CBOT, ranged from $1.61 to $2.74 per gallon during 2013 and corn prices, as reported by the CBOT, ranged from $4.12 to $7.41 per bushel during 2013. Recently, ethanol prices as reported by the CBOT have declined from $3.46 at March 31, 2014 to $2.26 at April 30, 2014. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

The United States Environmental Protection Agency, or EPA, has implemented a Renewable Fuel Standard, or RFS, pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. The domestic market for ethanol is significantly impacted by federal mandates under the RFS program for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. The national RFS minimum requirement of 13.8 billion gallons of conventional biofuels (or ethanol derived from corn starch) to be consumed in the United States in 2013 reflected approximated current domestic production levels of such ethanol. Future demand of ethanol will be largely dependent upon incentives to blend ethanol into motor fuels, including the relative price of gasoline versus ethanol, the relative octane value of ethanol, constraints in the ability of vehicles to use higher ethanol blends, the national RFS, and other applicable environmental requirements. Any significant increase in production capacity above the national RFS minimum requirements may have an adverse impact on ethanol prices.

Legislation aimed at reducing or eliminating the renewable fuel use required by the national RFS has been introduced in the United States Congress. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill is targeted to repeal the national RFS. Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the national RFS mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the United States House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the national RFS mandate. These bills were assigned to a congressional committee, which will consider them before possibly sending any on to the House or Senate as a whole. Our operations could be adversely impacted if the RFS Reform Act of 2013, the RFS Elimination Act of 2013, or other legislation is enacted that reduces the national RFS volume requirements.

Under the provisions of the Clean Air Act, as amended by the Energy Independence and Security Act of 2007, the EPA has limited authority to waive or reduce the mandated national RFS requirements, which authority is subject to consultation with the Secretaries of Agriculture and Energy, and based on a determination that there is inadequate domestic renewable fuel supply or implementation of the applicable requirements would severely harm the economy or environment of a state, region or the United States. On November 15, 2013, the EPA released its Notice of Proposed Rulemaking for the 2014 Renewable Fuel Standard. The EPA proposes setting the 2014 Renewable Volume Obligations, or RVO, for key categories of biofuel covered by the national RFS below the 2014 volumes set in 2007 by the Energy Independence and Security Act of 2007 and below the 2013 volumes. The proposal seeks comment on a range of total renewable fuel volumes for 2014, which includes a proposed total RVO of 15.2 billion gallons for total renewable fuel blended into transportation fuels of which corn ethanol would be approximately 13.0 billion gallons, down from the original legislative target of 18.15 billion gallons for total renewable fuels of which corn ethanol would have been approximately 14.4 billion gallons and 0.8 billion gallons less of corn ethanol than what was required in 2013. Our operations could be adversely impacted if the EPA accepts the proposed RVOs.

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

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes, and the health and safety of our employees. In addition, some of these laws and regulations require us to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, we have made, and expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We may be liable for the investigation and cleanup of environmental contamination at each of the Pacific Ethanol Plants and at off-site locations where we arrange for the disposal of hazardous substances or wastes. If these substances or wastes have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

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

As of April 30, 2014, our consolidated debt was $56.1 million, including $38.7 million in consolidated term and revolving debt of the Plant Owners. Our debt levels could result in significant adverse consequences. For example, we are required to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other business activities. In addition, our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other business activities may be limited. Our debt levels may also increase our vulnerability to both general and industry-specific adverse economic conditions and leave us at a competitive disadvantage against less leveraged competitors.

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

Risks Related to Ownership of our Common Stock

The conversion or exercise of our outstanding derivative securities or the issuance of shares of our common stock in lieu of accrued and unpaid dividends on our Series B Preferred Stock could substantially dilute your investment, reduce your voting power, and, if the resulting shares of common stock are resold into the market, or if a perception exists that a substantial number of shares may be issued and then resold into the market, the market price of our common stock and the value of your investment could decline significantly.

Our Series B Preferred Stock, which is convertible into our common stock, and outstanding options to acquire our common stock issued to employees, directors and others, and warrants to purchase our common stock, allow the holders of these derivative securities an opportunity to profit from a rise in the market price of our common stock. In addition, we may elect to issue shares of our common stock in lieu of accrued and unpaid cash dividends on our Series B Preferred Stock. We have issued common stock in respect of our derivative securities, promissory notes and accrued and unpaid dividends on our Series B Preferred Stock in the past and expect to do so in the future. If the prices at which our derivative securities are converted or exercised, or at which shares of common stock in lieu of accrued and unpaid dividends on our Series B Preferred Stock are issued, are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. Our issuance of shares of common stock under these circumstances will also reduce your voting power. In addition, sales of a substantial number of shares of common stock resulting from any of these issuances, or even the perception that these sales could occur, could adversely affect the market price of our common stock. As a result, you could experience a significant decline in the value of your investment as a result of both the actual and potential issuance of shares of our common stock.

We may incur significant non-cash expenses in future periods due to adjustments to the fair values of our outstanding warrants. These non-cash expenses may materially and adversely affect our reported net income or losses and cause our stock price to decline.

From 2010 through 2013, we issued in various financing transactions warrants to purchase shares of our common stock. The warrants were initially recorded at their fair values, which are adjusted quarterly, generally resulting in non-cash expenses or income if the market price of our common stock increases or decreases, respectively, during the period. For example, due to the substantial increase in the market price of our common stock in the first quarter of 2014 and because the exercise prices of these warrants were, as of March 31, 2014, well below the market price of our common stock, the fair values of the warrants and the related non-cash expenses were significantly higher in the first quarter of 2014 than in prior quarterly periods, which resulted in an unusually large non-cash expense for the quarter. These fair value adjustments will continue in future periods until all of our warrants are exercised or expire. We may incur additional significant non-cash expenses in future periods due to adjustments to the fair values of our outstanding warrants resulting from increases in the market price of our common stock during those periods. These non-cash expenses may materially and adversely affect our reported net income or losses and cause our stock price to decline.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	fluctuations in the market prices of ethanol and its co-products, including WDG and corn oil;

•	the cost of key inputs to the production of ethanol, including corn and natural gas;

•	our ability to reach full ethanol production capacity at our Madera, California facility;

•	the volume and timing of the receipt of orders for ethanol from major customers;

•	competitive pricing pressures;

•	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;

•	the announcement, introduction and market acceptance of one or more alternatives to ethanol;

•	losses resulting from adjustments to the fair values of our outstanding warrants to purchase our common stock;

•	changes in market valuations of companies similar to us;

•	stock market price and volume fluctuations generally;

•	regulatory developments or increased enforcement;

•	fluctuations in our quarterly or annual operating results;

•	additions or departures of key personnel;

•	our inability to obtain financing;

•	our financing activities and future sales of our common stock or other securities; and

•	our ability to maintain contracts that are critical to our operations, including the asset management agreement with the Plant Owners that provides us with the ability to operate the Pacific Ethanol Plants and the marketing agreements with the Plant Owners that provide us with the ability to market all ethanol and co-products produced by the Pacific Ethanol Plants.

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

For each of the three months ended March 31, 2014 and 2013, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

On September 17, 2013, we entered into an agreement with the holders of our Series B Preferred Stock under which we issued 0.2 million shares of our common stock in payment of $0.7 million of the $4.4 million of accrued and unpaid dividends at that time. In addition, the holders of our Series B Preferred Stock agreed to forbear from exercising any rights they may have with respect to the accrued and unpaid dividends until March 31, 2015, provided we remain current in the payment of future dividends.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.        EXHIBITS.

Exhibit Number	Description
10.1	Amended and Restated Executive Employment Agreement dated October 1, 2012 between the Registrant and Paul P. Kohler (#)(1)

10.2	Employment Agreement dated November 12, 2012 between the Registrant and James R. Sneed (#)(1)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

____________________

(*)	Filed herewith.

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(1)	Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 9, 2014	By:	/s/ BRYON T. MCGREGOR
Bryon T. McGregor Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

