Form 10-Q
period 2014-06-30
Pacific Ethanol, Inc.
filed 2014-08-14
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, there were 23,908,095 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
ASSETS	2014	2013
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$25,923	$5,151
Accounts receivable, net	43,063	35,296
Inventories	27,580	23,386
Prepaid inventory	14,814	12,315
Other current assets	1,033	3,229
Total current assets	112,413	79,377
Property and equipment, net	155,528	155,194
Other Assets:
Intangible assets, net	3,023	3,260
Other assets	1,749	3,218
Total other assets	4,772	6,478
Total Assets	$272,713	$241,049

_______________

* Amounts derived from the audited financial statements for the year ended December 31, 2013.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2014	2013
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$16,619	$11,071
Accrued liabilities	10,440	5,851
Current portion – capital leases	4,802	4,830
Current portion – long-term debt due to a related party	–	750
Other current liabilities	1,419	5,714
Total current liabilities	33,280	28,216

Long-term debt, net of current portion	38,374	98,408
Accrued preferred dividends	2,194	3,657
Capital leases, net of current portion	3,710	6,041
Warrant liabilities at fair value	22,763	8,215
Other liabilities	4,495	1,611

Total Liabilities	104,816	146,148

Commitments and Contingencies (Notes 4, 5 and 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of June 30, 2014 and December 31, 2013; liquidation preference of $20,270 as of June 30, 2014	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 21,234,805 and 16,126,287 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	21	16
Additional paid-in capital	687,026	621,557
Accumulated deficit	(528,237)	(532,356)
Total Pacific Ethanol, Inc. Stockholders’ Equity	158,811	89,218
Noncontrolling interests	9,086	5,683
Total Stockholders’ Equity	167,897	94,901
Total Liabilities and Stockholders’ Equity	$272,713	$241,049

_______________
* Amounts derived from the audited financial statements for the year ended December 31, 2013.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$321,144	$233,808	$575,687	$459,267
Cost of goods sold	287,568	226,843	503,566	451,456
Gross profit	33,576	6,965	72,121	7,811
Selling, general and administrative expenses	4,315	3,133	7,985	7,138
Income from operations	29,261	3,832	64,136	673
Fair value adjustments and warrant inducements	485	1,437	(35,359)	745
Interest expense, net	(2,886)	(3,972)	(7,237)	(7,453)
Gain (loss) on extinguishments of debt	(2,363)	(39)	(2,363)	778
Other expense, net	(335)	(128)	(562)	(215)
Income (loss) before provision for income taxes	24,162	1,130	18,615	(5,472)
Provision for income taxes	7,196	–	10,466	–
Consolidated net income (loss)	16,966	1,130	8,149	(5,472)
Net (income) loss attributed to noncontrolling interests	(1,394)	(79)	(3,403)	1,069
Net income (loss) attributed to Pacific Ethanol	$15,572	$1,051	$4,746	$(4,403)
Preferred stock dividends	$(315)	$(315)	$(627)	$(627)
Income (loss) available to common stockholders	$15,257	$736	$4,119	$(5,030)
Net income (loss) per share, basic	$0.77	$0.07	$0.23	$(0.48)
Net income (loss) per share, diluted	$0.68	$0.07	$0.20	$(0.48)
Weighted-average shares outstanding, basic	19,903	10,853	18,053	10,462
Weighted-average shares outstanding, diluted	22,276	12,135	20,514	10,462

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Consolidated net income (loss)	$8,149	$(5,472)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	6,438	5,959
Deferred income taxes	2,874	–
Interest expense added to Plant Owners’ debt	–	4,562
Loss (gain) on extinguishments of debt	2,363	(778)
Fair value adjustments on convertible debt and warrants	34,559	(1,531)
Amortization of debt discount	1,764	711
Amortization of deferred financing fees	1,077	516
Non-cash compensation	743	965
Derivative instruments	(517)	484
Bad debt expense	(34)	192
Changes in operating assets and liabilities:
Accounts receivable	(7,733)	(10,333)
Inventories	(4,194)	(2,913)
Prepaid expenses and other assets	3,058	(220)
Prepaid inventory	(2,499)	(916)
Accounts payable and accrued expenses	5,282	5,029
Net cash provided by (used in) operating activities	51,330	(3,745)
Investing Activities:
Additions to property and equipment	(6,535)	(918)
Purchases of New PE Holdco ownership interests	–	(1,836)
Net cash used in investing activities	(6,535)	(2,754)
Financing Activities:
Proceeds from equity offering	26,073	–
Proceeds from exercise of warrants	18,240	2,064
Proceeds from senior notes	–	22,192
Proceeds from series A and B convertible notes	–	14,000
Proceeds from Plant Owners’ borrowings	–	4,000
Principal payments on senior notes	(13,984)	(4,379)
Principal payment on related party note	(750)	–
Parent purchases of Plant Owners’ debt	(17,038)	(25,273)
Net proceeds from Kinergy’s line of credit	2,329	3,124
Principal payments on Plant Owners’ borrowings	(35,378)	(7,622)
Payments on capital leases	(2,450)	(23)
Debt issuance costs	(438)	(1,560)
Preferred stock dividends paid	(627)	(627)
Net cash provided by (used in) financing activities	(24,023)	5,896
Net increase (decrease) in cash and cash equivalents	20,772	(603)
Cash and cash equivalents at beginning of period	5,151	7,586
Cash and cash equivalents at end of period	$25,923	$6,983

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited, in thousands)

Supplemental Information:
Interest paid	$4,520	$1,472
Income taxes paid	$3,215	$–
Noncash financing and investing activities:
Reclass of warrant liability to equity upon warrant exercises	$20,008	$260
Preferred stock dividends paid in common stock	$1,463	$732
Reclass of noncontrolling interests to APIC upon acquisitions of ownership positions in New PE Holdco	$–	$9,087
Original discount on senior and convertible debt	$–	$8,558
Corn oil separation capital lease	$–	$5,287
Debt extinguished with issuance of common stock	$–	$3,968

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries, including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”) and PE Op Co., a Delaware corporation (“PE Op Co.,” formerly, New PE Holdco LLC, a Delaware limited liability company), which owns the Plant Owners (as defined below) (collectively, the “Company”).

The Company is the leading producer and marketer of low-carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), a nutritious animal feed, and corn oil. Serving integrated oil companies and gasoline marketers who blend ethanol into gasoline, the Company provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. The Company had a 91% and an 85% ownership interest in PE Op Co., the owner of four ethanol production facilities, as of June 30, 2014 and 2013, respectively. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies, sells its WDG to dairy operators and animal feed distributors and sells its corn oil to poultry and biodiesel customers.

The Company manages the production and operation of the following four ethanol production facilities: Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and their holding company, Pacific Ethanol Holding Co. LLC (“PEHC,” and together with the Pacific Ethanol Plants, the “Plant Owners”). PEHC is a wholly-owned subsidiary of PE Op Co. These four facilities have an aggregate annual ethanol production capacity of up to 200 million gallons. As of June 30, 2014, all four facilities were operating. On April 30, 2014, the Company’s previously idled facility in Madera, California commenced producing ethanol. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Reverse Stock Split – On May 14, 2013, the Company effected a one-for-fifteen reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

Liquidity – During the three and six months ended June 30, 2014, the Company funded its operations primarily from cash on hand, cash provided by operations, proceeds from an equity offering and warrant exercises and borrowings under its credit facilities.

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

Of the accounts receivable balance, approximately $28,931,000 and $27,487,000 at June 30, 2014 and December 31, 2013, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was not material as of June 30, 2014 or December 31, 2013. The Company does not have any off-balance sheet credit exposure related to its customers.

Provision for Income Taxes – For the three and six months ended June 30, 2014, the Company generated income subject to income tax, and as a result, applied a portion of its net operating loss carryforwards to its taxable income and recorded a gross provision for income taxes of $18.5 million. Further, the Company reversed $8.0 million of its valuation allowance against its net tax assets, resulting in a net provision for income taxes of $10.5 million for the six months ended June 30, 2014.

Conversion of New PE Holdco LLC – On April 1, 2014, New PE Holdco LLC was converted from a Delaware limited liability company to a Delaware C-corporation and changed its name to PE Op Co.

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

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company’s adoption begins with the first fiscal quarter of fiscal year 2017. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated results of operations and financial position.

2.	PACIFIC ETHANOL PLANTS.

Consolidation of PE Op Co. – The Company concluded that since PE Op Co.’s inception, through the point the Company became a 91% owner, PE Op Co. was a variable interest entity because the other owners of PE Op Co., due to the Company’s involvement through its contractual arrangements, at all times lacked the power to direct the activities that most significantly impacted its economic performance. However, since the Company’s recent acquisition bringing its ownership interest in PE Op Co. to 91%, the Company has obtained sufficient control both by way of agreements as well as based on structural control of PE Op Co., such that PE Op Co. is no longer considered a variable interest entity, and as such the Company consolidates PE Op Co. under the voting rights model. Noncontrolling interests increased from $5,683,000 at December 31, 2013 to $9,086,000 at June 30, 2014 due to net income attributed to noncontrolling interests of $3,403,000 for the six months ended June 30, 2014.

The Company’s acquisition of its ownership interest in PE Op Co. does not impact the Company’s rights or obligations under any of its contractual arrangements. Further, creditors of PE Op Co. or its subsidiaries do not have recourse to the Company. Since its acquisition, the Company has not provided any additional support to PE Op Co. beyond the terms of its contractual arrangements.

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$17,616	$10,287
Raw materials	5,313	9,418
Work in progress	3,721	2,766
Other	930	915
Total	$27,580	$23,386

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2014 and 2013, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized gains of $448,000 and losses of $479,000 as the change in the fair value of these contracts for the three months ended June 30, 2014 and 2013, respectively. The Company recognized gains of $517,000 and losses of $484,000 as the change in the fair value of these contracts for the six months ended June 30, 2014 and 2013, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2014	2013
Commodity contracts	Cost of goods sold	$465	$(29)
		$465	$(29)

		Unrealized Losses
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2014	2013
Commodity contracts	Cost of goods sold	$(17)	$(450)
		$(17)	$(450)

		Realized Gains (Losses)
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2014	2013
Commodity contracts	Cost of goods sold	$549	$(102)
		$549	$(102)

		Unrealized Losses
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2014	2013
Commodity contracts	Cost of goods sold	$(32)	$(382)
		$(32)	$(382)

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Kinergy operating line of credit	$21,371	$19,042
Senior unsecured notes	–	13,984
Plant Owners’ third-party term debt	58,766	58,766
Plant Owners’ lines of credit	–	35,378
Note payable to related party	–	750
	80,137	127,920
Less: Parent purchased Plant Owners’ term debt	(41,763)	(27,088)
Total Consolidated Debt	38,374	100,832
Less: Unamortized discount on senior unsecured notes convertible notes	–	(1,674)
	38,374	99,158
Less short-term portion	–	(750)
Long-term debt	$38,374	$98,408

Kinergy Operating Line of Credit – For the three and six months ended June 30, 2014, Kinergy borrowed net $4,065,000 and $2,329,000 on its working capital line of credit, respectively. As of June 30, 2014, Kinergy had an available borrowing base under the credit facility of $8,629,000.

Senior Unsecured Notes – For the three and six months ended June 30, 2014, the Company paid in cash $977,000 and $13,984,000 on its senior unsecured notes, respectively. These notes were fully retired at June 30, 2014.

Plant Owners’ Term Debt and Operating Lines of Credit – The Plant Owners’ debt as of June 30, 2014 consisted of a $32,487,000 tranche A-1 term loan and a $26,279,000 tranche A-2 term loan. Pacific Ethanol, Inc., holds a combined $41,763,000 of these term loans, which are eliminated in consolidation. The term debt requires monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. The revolving credit facilities require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0% and 5.5% for the $19,500,000 and $15,000,000 facilities, respectively. At June 30, 2014, the average interest rate was approximately 11.0%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

For the three and six months ended June 30, 2014, the Company paid in cash $16,000,000 and $35,378,000 on its revolving credit facilities. As of June 30, 2014, the Company had no outstanding principal balances on these revolving credit facilities and an aggregate borrowing availability of $34,500,000.

Debt Modifications – On April 1, 2014, the Company entered into amendments to its credit facilities and term loan arrangements to achieve the following changes:

•	Adjust the terms of the credit agreements to take into account a restart of the Company’s Madera, California facility;

•	Reduce the Company’s revolving credit facility from $35,000,000 to $20,000,000 while increasing the maximum amount of the term loan outstanding to $65,766,000, allowing the Company to immediately borrow an additional $7,000,000. The additional $7,000,000 in borrowings was subject to an original issue discount of 6.25%, representing loan fees payable to the lenders, resulting in net proceeds from the additional borrowings of approximately $6,600,000. The Company used the net proceeds of the additional loan to restart operations at the Company’s Madera, California facility. The Company has since repaid the additional loan in full;

•	Increase to $24,000,000 from $14,000,000 the level of permitted indebtedness, including capital lease liabilities that may be incurred for yield enhancing equipment or processing and separation equipment for corn oil and corn syrup at the Company’s ethanol production facilities; and

•	Maintain the Company’s new revolving credit facility at $15,000,000 but allow the Company to terminate in whole or permanently reduce in part in $1,000,000 increments the lenders’ aggregate commitment.

Parent Purchase of Debt – On June 6, 2014, the Company purchased $14,675,000 of term debt for $17,038,000 in cash, reducing its consolidated plant term debt by $14,675,000, and recorded a $2,363,000 loss on extinguishment of debt for the amount paid in excess of the principal balance .

Note Payable to Related Party – The Company repaid in cash its note payable to its Chief Executive Officer totaling $750,000 on March 31, 2014.

6.	COMMON STOCK AND WARRANTS.

Warrant Exercises – During the three and six months ended June 30, 2014, certain holders exercised warrants and received an aggregate of 1,250,300 and 3,138,000 shares of the Company’s common stock upon payment of an aggregate of $6,110,000 and $18,240,000 in cash, respectively. During the three and six months ended June 30, 2013, certain holders exercised warrants and received an aggregate of 267,700 shares of the Company’s common stock upon payment of an aggregate of $2,064,000 in cash.

During the three and six months ended June 30, 2014, the Company paid an aggregate of $800,000 in cash to certain warrant holders as an inducement to exercise their warrants and recorded an expense of $800,000. During the three and six months ended June 30, 2014, certain warrant holders exercised warrants on a cashless basis and received 291,000 shares of the Company’s common stock.

Equity Offering – In April 2014, the Company issued 1,750,000 shares of its common stock in a public offering for net proceeds of $26,073,000.

Grants of Stock – In June 2014, the Company granted an aggregate of 24,267 shares of restricted stock to non-employee members of the Company’s Board of Directors that vest on the earlier of (i) the date of the Company’s 2015 annual meeting of stockholders, or (ii) July 31, 2015, which had a grant date fair value of $15.21 per share. In June 2014, the Company granted an aggregate of 129,514 shares of restricted stock to the Company’s executive officers and other eligible employees that vest in equal amounts on each of April 1, 2015, 2016 and 2017, which had a grant date fair value of $15.21 per share.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2014, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG, syrup and corn oil. The Company had open ethanol indexed-price contracts for 140,374,000 gallons of ethanol as of June 30, 2014. The Company had open WDG, syrup and corn oil fixed-price sales contracts valued at $667,000 and open indexed-price sales contracts for 1.8 million pounds of corn oil and 2,000 tons of WDG and syrup as of June 30, 2014. These sales contracts are scheduled to be completed throughout 2014.

Purchase Commitments – At June 30, 2014, the Company had fixed-price purchase contracts with its suppliers to purchase $6,530,000 of ethanol and indexed-price contracts to purchase 20,776,000 gallons of ethanol. These contracts are scheduled to be satisfied throughout the remainder of 2014.

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

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two Company subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC (“PE Magic Valley”). The claims are similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases, currently pending in the United States District Court for the Eastern District of California and United States District Court for the Eastern District of Idaho, respectively, have been transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against Pacific Ethanol, Inc. is pending, in accordance with a Conditional Transfer Order issued by the Judicial Panel on Multidistrict Litigation on March 27, 2014. Although PE Stockton and PE Magic Valley do separate and market corn oil, the Company, PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. The Company, PE Stockton and PE Magic Valley are vigorously presenting defenses that include noninfringement, unenforceability, and invalidity of each of the patents at issue. Discovery in all three cases closes September 23, 2014.

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

Warrants – Except for the warrants issued on September 26, 2012, the Company’s warrants have been valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The warrants issued on September 26, 2012, did not contain any anti-dilution protection features, and as a result, the warrants were valued using the Black-Scholes Valuation Model. Of the various inputs used, the volatility and the current price of the Company’s common stock most significantly impact the fair value adjustments of the warrants. As the price of the Company’s common stock increases or decreases, the valuation of the warrants will increase or decrease, respectively. As the estimated volatility of the Company’s common stock increases or decreases quarter-over-quarter, the valuation of the warrants will increase or decrease, respectively. These changes may result in significantly higher or lower fair value measurements from period to period.

Significant assumptions used and related fair values for the Company’s warrants as of June 30, 2014 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
06/21/2013	$7.59	52.6%	0.11%	0.99	20.6%	1,051,200	$6,636,500
03/28/2013	$7.59	55.1%	0.09%	0.70	18.7%	295,700	1,891,800
09/26/2012	$8.85	52.0%	0.11%	1.24	38.7%	1,637,500	7,078,200
07/3/2012	$6.09	56.3%	0.88%	3.01	35.7%	831,200	5,515,000
12/13/2011	$8.43	54.3%	0.68%	2.46	31.8%	281,500	1,641,900
						4,097,100	$22,763,400

Significant assumptions used and related fair values for the Company’s warrants as of December 31, 2013 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
03/28/2013	$7.59	52.4%	0.13%	1.20	22.7%	788,000	$495,000
06/21/2013	$7.59	52.4%	0.13%	1.24	22.7%	1,051,000	660,000
01/11/2013	$6.32	63.3%	1.27%	4.03	43.8%	1,709,000	2,892,000
09/26/2012	$8.85	58.5%	0.38%	1.74	42.3%	1,771,000	702,000
07/3/2012	$6.09	61.2%	1.27%	3.51	40.2%	1,812,000	3,008,000
07/3/2012	$5.47	52.8%	0.01%	0.01	42.3%	804,000	3,000
12/13/2011	$8.43	60.4%	0.78%	2.95	37.9%	306,000	455,000
						8,241,000	$8,215,000

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes fair value measurements by level at June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$405	$–	$–	$405
Total Assets	$405	$–	$–	$405

Liabilities:
Warrants(2)	$–	$–	$22,763	$22,763
Commodity contracts(3)	336	–	–	336
Total Liabilities	$336	$–	$22,763	$23,099

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

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Fair value of warrants, December 31, 2013	$8,215
Adjustments to fair value for the period	34,559
Exercises of warrants	(20,008)
Expiration of warrants	(3)
Fair value of warrants, June 30, 2014	$22,763

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2014
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$15,572
Less: Preferred stock dividends	(315)
Basic income per share:
Income available to common stockholders	$15,257	19,903	$0.77

Add: Warrants	–	2,373
Diluted income per share:
Income available to common stockholders	$15,257	22,276	$0.68

	Three Months Ended June 30, 2013
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$1,051
Less: Preferred stock dividends	(315)
Basic income per share:
Income available to common stockholders	$736	10,853	$0.07

Add: Convertible debt	61	1,282
Diluted income per share:
Income available to common stockholders	$797	12,135	$0.07

	Six Months Ended June 30, 2014
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$4,746
Less: Preferred stock dividends	(627)
Basic income per share:
Income available to common stockholders	$4,119	18,053	$0.23

Add: Warrants	–	2,461
Diluted income per share:
Income available to common stockholders	$4,119	20,514	$0.20

	Six Months Ended June 30, 2013
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(4,403)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(5,030)	10,462	$(0.48)

There were an aggregate of 621,000 and 617,000 potentially dilutive weighted-average shares from the Company’s outstanding convertible Series B Preferred Stock for the three and six months ended June 30, 2014, respectively. These convertible securities were not considered in calculating diluted net income (loss) per share for the three and six months ended June 30, 2013, as their effect would have been anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company recorded preferred stock dividends of $315,000 for each of the three months ended June 30, 2014 and 2013. The Company recorded preferred stock dividends of $627,000 for each of the six months ended June 30, 2014 and 2013. For the years ended December 31, 2009, 2010 and 2011, the Company accrued but did not pay any preferred stock dividends. For the years ended December 31, 2012 and 2013, the Company paid its accrued dividends in cash.

Beginning in 2012, the Company entered into a series of agreements with the parties to whom unpaid dividends were owed under which the Company issued shares of its common stock in satisfaction of a portion of the accrued and unpaid dividends. In connection with each payment of accrued and unpaid dividends, the payees agreed to forebear for a period of time from exercising any rights they may have with the respect to accrued and unpaid dividends. The following table summarizes the details of the Company’s agreements with the holders of its Series B Preferred Stock:

Agreement Date	Amount of Dividends Paid	Shares of Common Stock Issued	Extended Forbearance Date

August 12, 2012	$732,000	157,000	January 1, 2014
December 26, 2012	732,000	144,500	June 30, 2014
March 27, 2013	732,000	139,000	September 30, 2014
July 26, 2013	731,000	175,000	December 31, 2014
September 17, 2013	731,000	197,000	March 31, 2015
May 23, 2014	1,463,000	120,000	November 30, 2015
Total	$5,121,000	932,500

Accrued and unpaid dividends	$2,194,000

The Company believes it has adequate liquidity to continue to pay quarterly dividends in cash for at least the next twelve months. The Company may continue to pay down the balance of accrued and unpaid dividends in respect of its Series B Preferred Stock by issuing additional shares of common stock. The Company does not believe that these contemplated dividend payments in cash and stock will materially impact its liquidity. If the Company fails to make ongoing quarterly cash dividend payments, it will be in default under the terms of its agreements with the holders of its Series B Preferred Stock and the holders’ current forbearance through November 30, 2015 will be ineffective.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 which was due on March 31, 2014. On March 31, 2014, the Company paid in cash the outstanding balance of the note payable.

11. SUBSEQUENT EVENTS.

Warrant Exercises – From July 1, 2014 through August 13, 2014, certain holders exercised warrants in cash for an aggregate of 2,673,290 shares of the Company’s common stock for aggregate cash payments to the Company of $20,868,034. Also during that period, the Company paid an aggregate of $1,471,000 in cash to certain warrant holders as an inducement to exercise their warrants.

A summary as of August 13, 2014 of outstanding warrants, which the Company recorded at fair value, with a weighted-average exercise price of $7.81, is as follows:

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding
06/21/2013	06/21/2015	$7.59	82,500
03/28/2013	03/28/2015	$7.59	61,900
09/26/2012	09/26/2015	$8.85	748,300
07/3/2012	07/03/2017	$6.09	390,500
12/13/2011	12/13/2016	$8.43	140,500
			1,423,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

•	fluctuations in the market price of ethanol and its co-products;

•	fluctuations in the costs of key production input commodities, including corn and natural gas;

•	the projected growth or contraction in the ethanol and co-product markets in which we operate;

•	our strategies for expanding, maintaining or contracting our presence in these markets;

•	our ability to successfully manage and operate our ethanol production facilities;

•	anticipated trends in our financial condition and results of operations; and

•	our ability to distinguish ourselves from our current and future competitors.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report, or in the case of a document incorporated by reference, as of the date of that document. We do not undertake to update, revise or correct any forward-looking statements, except as required by law.

Any of the factors described immediately above, or referenced from time to time in our filings with the Securities and Exchange Commission or in the “Risk Factors” section below could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

We hold a 91% ownership interest in PE Op Co. (formerly, New PE Holdco LLC), the owner of each of the plant holding companies, or the Plant Owners, that collectively own the Pacific Ethanol Plants. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with the Plant Owners, including supplying all goods and materials necessary to operate and maintain each Pacific Ethanol Plant. In operating the Pacific Ethanol Plants, we direct the production process to obtain optimal production yields, lower costs by leveraging our infrastructure, enter into risk management agreements such as insurance policies and manage commodity risk practices.

We market ethanol and its co-products, including WDG and corn oil, produced by the Pacific Ethanol Plants under the terms of separate marketing agreements with the Plant Owners. The marketing agreements provide us with the absolute discretion to solicit, negotiate, administer (including payment collection), enforce and execute ethanol and co-product sales agreements with any third party.

The Pacific Ethanol Plants are comprised of the four facilities described immediately below and have an aggregate annual production capacity of up to 200 million gallons. We commenced production at our Madera, California facility on April 30, 2014 and reached full capacity in the second quarter of 2014.

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

We intend to advance our position as the leading producer and marketer of low-carbon renewable fuels in the Western United States, in part by expanding our relationships with customers and third-party ethanol producers to market higher volumes of ethanol and by expanding the market for ethanol by continuing to work with state governments to encourage the adoption of policies and standards that promote ethanol as a transportation fuel and fuel additive.

Current Initiatives and Outlook

Current production margins remain strong but have contracted since their peak near the end of the first quarter. The Pacific Ethanol Plants continue to operate profitably and contribute positively to our overall financial position. We expect a balanced supply and demand for ethanol supportive of strong ethanol margins over the coming months and into 2015, in part due to stronger demand for exports from the United States, and ethanol blend rates at least at current levels through the balance of 2014. Due to recent declines in WDG prices and the cost of corn, we expect our co-product returns as a percentage of our cost of corn to decline from current levels during the coming months.

Ethanol prices in the Western United States have typically been $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities. From October 2013 through April 2014, however, ethanol prices in the Western United States have averaged $0.40 per gallon higher than ethanol prices in the Midwest due to rail logistics challenges and weather conditions during the winter which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate. These premiums have normalized somewhat in the second quarter and through the filing of this report.

From 2010 through 2013, we issued in various financing transactions warrants to purchase shares of our common stock. The warrants were initially recorded at their fair values, which are adjusted quarterly, generally resulting in non-cash expenses or income if the market price of our common stock increases or decreases, respectively, during the period. Due to the substantial increase in the market price of our common stock in the first quarter of 2014 and because the exercise prices of these warrants were, as of March 31, 2014 and June 30, 2014, well below the market price of our common stock, the fair values of the warrants and the related non-cash expenses were significantly higher in the first quarter and first six months of 2014 than in the comparable prior periods in 2013, which resulted in unusually large non-cash expenses for those periods. These fair value adjustments will continue in future periods until all of our warrants are exercised or expire. These adjustments will generally reduce our net income or increase our net loss if the market price of our common stock increases on a quarter over quarter basis. Conversely, the adjustments will generally increase our net income or reduce our net loss if the market price of our common stock declines on a quarter over quarter basis. Since June 30, 2014, we have processed warrant exercises for approximately 2.7 million shares of our common stock. We expect that these warrant exercises will reduce our GAAP earnings volatility in future quarters as the amount of warrants marked to fair value has declined significantly.

We began producing and selling corn oil at our Magic Valley and Stockton facilities in June 2013 and October 2013, respectively, allowing us to diversify our revenue and providing immediate incremental gross profit. We are currently producing corn oil in meaningful amounts at both facilities and plan to complete the implementation of corn oil production technology at the remaining two Pacific Ethanol Plants by early 2015. We have also implemented advanced grinding technologies at our Magic Valley and Stockton facilities and will evaluate when and to what extent these technologies should be implemented at the remaining two Pacific Ethanol Plants.

We continue to focus on increasing operating efficiencies and improving yields at the Pacific Ethanol Plants. To this end, we installed yield-enhancing CellunatorsTM technology at our Stockton facility, allowing us to increase yields by increasing available starch for conversion. This technology also may allow us to produce cellulosic corn ethanol. Based on current production margins, each 1% improvement in production yields results in approximately $3.0 million in additional annual gross profit when operating at our full production capacity of 200 million gallons. We have approved a capital expenditure budget to reinvest up to $16.0 million in the Pacific Ethanol Plants over the next six months to further improve efficiencies, diversify feedstock and implement our advanced biofuels initiatives. Our goal with these investments is to achieve a 5 to 6 cent per gallon improvement in annual operating earnings, which equals $10.0 million to $12.0 million in additional annual operating earnings.

The regulatory environment continues to support the long-term demand for renewable fuels. California’s Low-Carbon Fuel Standard requires refiners to reduce the carbon intensity of their fuels by 10% between 2011 and 2020, which we believe is an aggressive requirement that will necessitate a significant amount of low-carbon fuel to displace gasoline in the California fuel supply. We continue to reduce energy use at the Pacific Ethanol Plants to lower the carbon intensity of our ethanol. We believe that we have a significant advantage in the marketplace because we produce among the lowest-carbon ethanol commercially produced in the United States which enables us to capture a premium for ethanol we produce and sell in the California market.

We also continue to diversify our feedstock by using a blend of corn, sorghum and beet sugar, which reduces feedstock costs and reduces the carbon output of ethanol we produce. Using beet sugar as feedstock, we were able to reduce our material costs by approximately $1.7 million and $3.1 million for the three and six months ended June 30, 2014, respectively. We expect to continue to use beet sugar throughout 2014 at levels approximating 15% of total feedstock at our Magic Valley and Columbia facilities. The United States Department of Agriculture anticipates a record 2013-2014 corn crop, but we are uncertain how the new crop will affect our ethanol production and intend to operate the Pacific Ethanol Plants with flexibility in anticipation of the new crop.

We recently were awarded a $3.0 million matching grant from the California Energy Commission to develop a sorghum feedstock program collaboratively with Chromatin, Inc., California State University, Fresno’s Center for Irrigation Technology and the Kearney Agricultural Research and Extension Center. This undertaking also includes the California In-State Sorghum Program to support a lasting expansion in California’s ability to produce low-carbon ethanol from in-state feedstock that meets both the renewable fuel and greenhouse gas reduction goals stipulated under the federal Renewable Fuel Standard and California’s Low-Carbon Fuel Standard.

We continue to pursue production of advanced biofuels at the Pacific Ethanol Plants. To this end, we are in the project development phase with Sweetwater Energy to acquire cellulosic industrial sugars. We expect this project will take at least two years. We are also working with CellunatorsTM technology to enable the release of cellulosic sugars from corn kernel fibers which, when released through an appropriate enzyme for commercial production, will allow us to produce cellulosic ethanol for up to 2.0% of our overall production at a plant that uses the technology. We are also running a pilot program for anaerobic digestion at our Stockton facility to substitute biogas for natural gas for the production of advanced biofuels. In addition, our Magic Valley plant is well situated to add new facilities enabling ethanol production from wheat straw and we are evaluating the feasibility of a cellulosic project of this nature at this facility. Finally, we are analyzing various co-generation configurations, particularly at our California plants where energy prices are high and we receive a low-carbon premium for the ethanol we produce and sell into the California market.

Our goals for the remainder of 2014 include further improving operating efficiencies and improving yields at the Pacific Ethanol Plants and continuing to increase the value of our produced ethanol by further reducing its carbon intensity, all of which are directed at supporting sustained profitable growth.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30		Percentage		Six Months Ended June 30,		Percentage
	2014	2013	Variance		2014	2013	Variance
Production gallons sold (in millions)	46.5	36.8	26.4%		86.3	72.1	19.7%
Third party gallons sold (in millions)	85.7	64.4	33.1%		158.6	129.9	22.1%
Total gallons sold (in millions)	132.2	101.2	30.6%		244.9	202.0	21.2%
Average sales price per gallon	$2.78	$2.79	(0.4%	)	$2.75	$2.69	2.2%
Corn cost per bushel – CBOT equivalent	$4.84	$6.55	(26.1%	)	$4.67	$6.85	(31.8%	)
Average basis (1)	$1.13	$1.41	(19.9%	)	$1.20	$1.30	(7.7%	)
Delivered cost of corn	$5.97	$7.96	(25.0%	)	$5.87	$8.15	(28.0%	)
Co-product revenues as % of delivered cost of corn(2)	36.5%	27.6%	32.2%		35.3%	27.9%	26.5%
Average CBOT ethanol price per gallon	$2.25	$2.53	(11.1%	)	$2.23	$2.47	(9.7%	)
Average CBOT corn price per bushel	$4.79	$6.61	(27.5%	)	$4.66	$6.88	(32.3%	)

__________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows are yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent

Net sales	$321,144	$233,808	$87,336	37.4%	$575,687	$459,267	$116,420	25.3%
Cost of goods sold	287,568	226,843	60,725	26.8%	503,566	451,456	52,110	11.5%
Gross profit	$33,576	$6,965	$26,611	382.1%	$72,121	$7,811	$64,310	823.3%
Percentage of net sales	10.5%	3.0%			12.5%	1.7%

Net Sales

The increase in our net sales for the three and six months ended June 30, 2014 as compared to the same periods in 2013 was primarily due to an increase in our total gallons sold.

Our total volume of ethanol gallons sold increased by 31.0 million gallons, or 31%, to 132.2 million gallons and by 42.9 million gallons, or 21%, to 244.9 million gallons for the three and six months ended June 30, 2014 as compared to 101.2 million gallons and 202.0 million gallons for the same periods in 2013, respectively. We increased both production and third party gallons sold for the three and six months ended June 30, 2014 as compared to the same periods in 2013. The increases in our production gallons and third party gallons sold are primarily due to increased production rates at the Pacific Ethanol Plants and third party supplier plants, respectively, including as a result of our recent restart of production at our Madera plant. We and our third party suppliers increased production rates due to higher industry-wide corn crush margins resulting from lower corn costs and higher ethanol prices due to tighter ethanol supply relative to demand. In addition, our third party sales increased due to expanding our customer base and sales within our various locations.

Our average sales price per gallon was essentially flat at $2.78 for the three months ended June 30, 2014 compared to our average sales price per gallon of $2.79 for the same period in 2013. In contrast, the average Chicago Board of Trade, or CBOT, ethanol price per gallon declined 11% to $2.25 for the three months ended June 30, 2014 compared to an average CBOT sales price per gallon of $2.53 for the same period in 2013.

Our average sales price per gallon increased by 2% to $2.75 for the six months ended June 30, 2014 compared to our average sales price per gallon of $2.69 for the same period in 2013. In contrast, the average CBOT ethanol price per gallon declined 10% to $2.23 for the six months ended June 30, 2014 compared to an average CBOT sales price per gallon of $2.47 for the same period in 2013.

This disparity between our ethanol sales price per gallon and the CBOT average reflects both the additional basis costs for West Coast delivery of ethanol as well as the premiums we receive by selling lower-carbon intensity ethanol in the Western United States. Ethanol prices in the Western United States were also higher than ethanol prices in the Midwest due to weather conditions in the first quarter of 2014 and ongoing rail logistics challenges which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate.

Cost of Goods Sold and Gross Profit

Our gross profit improved significantly to $33.6 million for the three months ended June 30, 2014 from $7.0 million for the same period in 2013. Our gross margin also improved significantly to 10.5% for the three months ended June 30, 2014 from 3.0% for the same period in 2013. Our gross profit improved to $72.1 million for the six months ended June 30, 2014 from $7.8 million for the same period in 2013. Our gross margin improved to 12.5% for the six months ended June 30, 2014 from 1.7% for the same period in 2013. Our gross profit and gross margins increased for these periods primarily due to significantly improved crush and commodity margins and higher production yields realized at the Pacific Ethanol Plants, predominantly related to lower corn costs and tighter ethanol supply relative to demand as well as higher ethanol prices in the Western United States due to weather conditions in the first quarter of 2014 and rail logistics challenges which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate. Crush and commodity margins reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas. Our ongoing plant efficiency and yield improvement initiatives also positively impacted our margins.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Selling, general and administrative expenses	$4,315	$3,133	$1,182	37.7%	$7,985	$7,138	$847	11.9%
Percentage of net sales	1.3%	1.3%			1.4%	1.6%

Our SG&A increased $1.2 million to $4.3 million for the three months ended June 30, 2014 as compared to $3.1 million for the same period in 2013, but remained flat as a percentage of net sales for the three months ended June 30, 2014 as compared to the same period in 2013. The increase in SG&A is primarily due to the following factors:

•	an increase in compensation costs of $0.6 million due to incentive compensation tied to our profitability and general annual pay increases; and

•	an increase in professional fees of $0.4 million due to increased corporate activity.

Our SG&A increased $0.9 million to $8.0 million for the six months ended June 30, 2014 as compared to $7.1 million for the same period in 2013, but declined as a percentage of net sales for the six months ended June 30, 2014 as compared to the same period in 2013. The increase in SG&A is primarily due to an increase in compensation costs of $1.0 million due to incentive compensation tied to our profitability and general annual pay increases.

At current levels of operation, we expect our SG&A expense run rate will be approximately $4.0 million per quarter through the end of 2014.

Fair Value Adjustments and Warrant Inducements

The following table presents our fair value adjustments and warrant inducements in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in			Six Months Ended June 30,			Variance in
	2014	2013	Dollars	Percent		2014		2013	Dollars	Percent
Fair value adjustments and warrant inducements	$485	$1,437	$(952)	(66.2%	)	$(35,359)		$745	$(36,104)	NM
Percentage of net sales	0.2%	0.6%				(6.1%	)	0.2%

We issued certain warrants in various financing transactions from 2010 through 2013. These warrants were initially recorded at fair value and are adjusted quarterly. As a result of quarterly adjustments to their fair values and warrant inducements, we recorded income of $0.5 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and we recorded an expense of $35.4 million and income of $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

These changes in fair value are primarily due to the increased number of warrants issued in the three months ended March 31, 2013 and the volatility in the market price of our common stock from period to period. The substantial change in fair value for the six months ended June 30, 2014 occurred because the exercise prices of our warrants were, as of June 30, 2014, well below the market price of our common stock. At December 31, 2013, the market price of our common stock was $5.09 per share and our outstanding warrants had a weighted-average exercise price of $7.27 per share. At March 31, 2014, the market price of our common stock had increased to $15.58 per share, and our outstanding warrants were in-the-money and had significant intrinsic value. At June 30, 2014, the market price of our common stock had declined slightly from the prior quarter to $15.29.

We paid an aggregate of $0.8 million in cash to certain warrant holders as an inducement to exercise their warrants and recorded an expense of $0.8 million for each of the three and six months ended June 30, 2014 and 2013.

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

Since June 30, 2014, we have processed warrant exercises for approximately 2.7 million shares of our common stock for approximately $20.9 million in cash. We expect that these exercises will reduce our GAAP earnings volatility in future quarters as the amount of warrants marked to fair value has declined significantly.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in			Six Months Ended June 30,		Variance in
	2014	2013	Dollars	Percent		2014	2013	Dollars	Percent
Interest expense, net	$2,886	$3,972	$(1,086)	(27.3%	)	$7,237	$7,453	$(216)	(2.9%	)
Percentage of net sales	0.9%	1.7%				1.3%	1.6%

Interest expense, net declined by $1.1 million to $2.9 million for the three months ended June 30, 2014 from $4.0 million for the same period in 2013. Interest expense, net declined by $0.2 million to $7.2 million for the six months ended June 30, 2014 from $7.4 million for the same period in 2013. The decrease in interest expense, net for these periods is primarily due to decreased average debt balances, partially offset by accelerations of debt discount and deferred financing fees of an aggregate $0.9 million and $2.5 million for the three and six months ended June 30, 2014, respectively, due to the early retirement of the Plant Owners’ debt and our senior unsecured notes. At current debt balances, we expect our ongoing interest expense will be less than $1.5 million quarterly.

Gain (Loss) on Extinguishments of Debt

The following table presents our gain (loss) on extinguishments of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,			Variance in
	2014	2013	Dollars	Percent	2014		2013	Dollars	Percent
Gain (loss) on extinguishments of debt	$(2,363)	$(39)	$(2,324)	NM	$(2,363)		$778	$(3,141)	NM
Percentage of net sales	(0.7)%	—%			(0.4%	)	0.2%

For the three and six months ended June 30, 2014, we extinguished certain PE Op Co. debt by paying $2.3 million in cash in excess of the amount of the debt, and as such, recorded a loss on extinguishments of debt. For the three and six months ended June 30, 2013, we extinguished PE Op Co. debt by paying $0.9 million and $1.8 million in cash, respectively, less than the amount of the debt, and as such recorded gains on extinguishments of debt. Further, in the three and six months ended June 30, 2013, we recorded a loss of $1.0 million related to conversions of our convertible notes into shares of our common stock at a discount to prevailing market prices.

We retired a total of $31.7 million and $64.8 million in debt in the three and six months ended June 30, 2014, eliminating all parent level debt and reducing our consolidated third-party debt at the Pacific Ethanol Plant level to $17.0 million.

Other Expense, net

The following table presents our other expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Other expense, net	$335	$128	$207	161.7%	$562	$215	$347	161.4%
Percentage of net sales	0.1%	0.1%			0.1%	—%

Other expense, net increased by $0.2 million to $0.3 million for the three months ended June 30, 2014 from $0.1 million for the same period in 2013. Other expense, net increased by $0.3 million to $0.6 million for the six months ended June 30, 2014 from $0.2 million for the same period in 2013. These increases in other expense, net are primarily due to expenditures related to nonoperational items at the Pacific Ethanol Plants.

Provision for Income Taxes

The following table presents our provision for income taxes in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Provision for income taxes	$7,196	$–	$7,196	NM	$10,466	$–	$10,466	NM
Percentage of net sales	2.2%	—%			1.8%	—%

For the three and six months ended June 30, 2014, we generated income subject to income tax. We applied a portion of our net operating loss carryforwards to our potential taxable income and as a result, we recorded a gross provision for income taxes of $18.5 million. Further, we reversed $8.0 million of our valuation allowance against our net tax assets, resulting in a net provision for income taxes of $10.5 million for the six months ended June 30, 2014. Our remaining net operating loss carryforwards may be limited on an annual basis for the remainder of the year.

Net (Income) Loss Attributed to Noncontrolling Interests

The following table presents the portion of our net (income) loss attributed to noncontrolling interests in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,			Variance in		Six Months Ended June 30,			Variance in
	2014		2013	Dollars	Percent	2014		2013	Dollars	Percent
Net (income) loss attributed to noncontrolling interests	$(1,394)		$(79)	$(1,315)	1,664.6%	$(3,403)		$1,069	$(4,472)	NM
Percentage of net sales	(0.4%	)	—%			(0.6%	)	0.2%

Net (income) loss attributed to noncontrolling interests relates to our consolidated treatment of PE Op Co. For the three and six months ended June 30, 2014 and 2013, we consolidated the entire income statement of PE Op Co. However, because we owned only 91% and 85% of PE Op Co. for the three and six months ended June 30, 2014 and 2013, respectively, we reduced our consolidated net income (loss) for the noncontrolling interests, which were the ownership interests that we did not own. The increases in net income attributed to noncontrolling interests for the periods are primarily due to higher operating income from significantly improved commodity margins, much of which was generated at the Pacific Ethanol Plant level.

Net Income (Loss) Attributed to Pacific Ethanol

The following table presents our net income (loss) attributed to Pacific Ethanol in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,			Variance in
	2014	2013	Dollars	Percent	2014	2013		Dollars	Percent
Net income (loss) attributed to Pacific Ethanol	$15,572	$1,051	$14,521	1,381.6%	$4,746	$(4,403)		$9,149	NM
Percentage of net sales	4.8%	0.4%			0.8%	(1.0%	)

Net income (loss) attributed to Pacific Ethanol increased substantially during the three and six months ended June 30, 2014 as compared to the same periods in 2013, primarily due to significantly improved crush and commodity margins and our increased ownership interest in PE Op Co., which were partially offset, for the six months ended June 30, 2014, by our fair value adjustments during that period.

Preferred Stock Dividends and Income (Loss) Available to Common Stockholders

The following table presents our preferred stock dividends in dollars for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, these preferred stock dividends as a percentage of net sales, and our income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,			Variance in
	2014	2013	Dollars	Percent	2014	2013		Dollars	Percent
Preferred stock dividends	$315	$315	$–	–%	$627	$627		$–	–%
Percentage of net sales	0.1%	0.1%			0.1%	0.1%
Income (loss) available to common stockholders	$15,257	$736	$14,521	1,973.0%	$4,119	$(5,030)		$9,149	NM
Percentage of net sales	4.8%	0.3%			0.7%	(1.1%	)

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid cash dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for the three months ended June 30, 2014 and 2013, and $0.6 million for the six months ended June 30, 2014 and 2013.

Liquidity and Capital Resources

During the six months ended June 30, 2014, we funded our operations primarily from cash on hand, cash flow from operations, proceeds from an equity offering, warrant exercises and borrowings under our credit facilities. Funds generated from these sources were also used to make debt payments, including prepayments, in the amount of $64.8 million, eliminating all parent level debt and reducing our consolidated third-party debt at the Pacific Ethanol Plant level to $17.0 million. In addition, since June 30, 2014, we processed warrant exercises for approximately 2.7 million shares of our common stock for approximately $20.9 million in cash.

Our current available capital resources consist of cash on hand of approximately $52.4 million and amounts available for borrowing under Kinergy’s credit facility. In addition, the Plant Owners have credit facilities for use in the operations of the Pacific Ethanol Plants. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from Kinergy’s ethanol marketing business, fees paid under our asset management agreement relating to our operation of the Pacific Ethanol Plants, proceeds from warrant exercises and dividends, if any, in respect of our ownership interest in PE Op Co.

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

	June 30, 2014	December 31, 2013	Variance
Cash and cash equivalents	$25,923	$5,151	403.3%
Current assets	$112,413	$79,377	41.6%
Current liabilities	$33,280	$28,216	17.9%
Notes payable, current portion	$–	$750	(100.0%	)
Notes payable, noncurrent portion	$38,374	$98,408	(61.0%	)
Working capital	$79,133	$51,161	54.7%
Working capital ratio	3.38	2.81	20.3%

Change in Working Capital and Cash Flows

Working capital increased to $79.1 million at June 30, 2014 from $51.2 million at December 31, 2013 as a result of an increase in current assets of $33.0 million, which was partially offset by an increase in current liabilities of $5.1 million.

Current assets increased primarily due to an increase in cash and cash equivalents of $20.8 million, accounts receivable of $7.8 million predominantly due to a higher volume of production gallons sold at higher ethanol sales prices, an increase in inventories of $4.2 million, and an increase in prepaid inventories of $2.5 million, which were partially offset by a decrease in other current assets of $2.2 million. Cash and cash equivalents increased primarily as a result of an equity offering in April 2014 in which we raised net proceeds of $26.1 million and cash exercises of our warrants in the aggregate amount of $18.2 million. Current liabilities increased primarily due to increases in trade accounts payable of $5.5 million resulting from higher sales volumes, and an increase in accrued liabilities of $4.6 million, due to income taxes payable from profitable operations, which were partially offset by a decrease in other current liabilities of $4.3 million, and a decrease in current portion of our long-term debt of $0.8 million.

Cash provided by operating activities of $51.3 million resulted primarily from consolidated net income of $8.1 million, non-cash fair value adjustments of $34.6 million, depreciation and amortization of $6.4 million, increases in accounts payable and accrued expenses of $5.3 million due to higher sales volumes, decreases in prepaid expenses and other assets of $3.1 million, changes in deferred income taxes of $2.9 million, gain on extinguishments of debt of $2.4 million and amortization of debt discount of $1.8 million, which were partially offset by increases in accounts receivable of $7.7 million, increases in inventories of $4.2 million due to higher sales volumes and increases in prepaid inventory of $2.5 million.

Cash used in our investing activities of $6.5 million resulted from additions to property and equipment.

Cash used in financing activities of $24.0 million resulted from repayments of our senior unsecured notes and the Plant Owners’ borrowings of $66.4 million, our related party note payable of $0.8 million, principal payments on capital leases of $2.5 million and cash payment of dividends in respect of our Series B Preferred Stock of $0.6 million, which were partially offset by the proceeds from our equity offering in April 2014 of $26.1 million, cash exercises of our warrants in the aggregate amount of $18.2 million and net proceeds from borrowings under Kinergy’s line of credit of $2.3 million.

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

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Years Ended December 31,
	2014	2013	2013	2012

EBITDA Requirement – Three Months	$500	$450	$450	$450
Actual	$1,922	$1,231	$3,252	$1,165
Excess	$1,422	$781	$2,802	$715

EBITDA Requirement – Six Months	$1,300	$1,100	$1,100	$1,100
Actual	$10,138	$3,997	$4,131	$3,282
Excess	$8,838	$2,897	$3,031	$2,182

Fixed Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	14.54	19.00	8.64	8.84
Excess	12.54	17.00	6.64	6.84

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2014, Kinergy had an available borrowing base under the credit facility of $8.6 million and an outstanding balance of $21.4 million.

Plant Owners’ Term Debt and Operating Lines of Credit

The Plant Owners’ debt as of June 30, 2014 consisted of a $32.5 million tranche A-1 term loan and a $26.3 million tranche A-2 term loan. Pacific Ethanol, Inc. holds $41.8 million of these term loans, which are eliminated in consolidation. The term debt requires monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. The revolving credit facilities require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0% and 5.5% for the $19.5 million and $15.0 million facilities, respectively. At June 30, 2014, the average interest rate was approximately 11.0%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

As of June 30, 2014, the Plant Owners had no outstanding principal balances on these revolving credit facilities and an aggregate borrowing availability of $34.5 million.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Pacific Ethanol Debt

Senior Unsecured Notes

On January 11, 2013 we issued and sold $22.2 million in aggregate principal amount of senior unsecured notes and warrants to purchase an aggregate of 1.7 million shares of our common stock for aggregate net proceeds of $22.1 million. The warrants have an exercise price of $6.32 per share and expire in January 2018. As of the filing of this report, we have fully repaid these notes.

Note Payable to Related Party

We repaid in cash a note payable to our Chief Executive Officer totaling $0.8 million on March 31, 2014.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2014 and 2013.

Impact of New Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two of our subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC (“PE Magic Valley”). The claims are similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases, currently pending in the United States District Court for the Eastern District of California and United States District Court for the Eastern District of Idaho, respectively, have been transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against Pacific Ethanol, Inc. is pending, in accordance with a Conditional Transfer Order issued by the Judicial Panel on Multidistrict Litigation on March 27, 2014. Although PE Stockton and PE Magic Valley do separate and market corn oil, Pacific Ethanol, Inc., PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. Pacific Ethanol, Inc., together with PE Stockton and PE Magic Valley, are vigorously presenting defenses that include noninfringement, unenforceability, and invalidity of each of the patents at issue. Discovery in all three cases closes September 23, 2014.

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

We have incurred significant losses and negative operating cash flow in the past. For 2013 and 2012, we incurred consolidated net losses of approximately $1.2 million and $43.4 million, respectively, and in 2012 incurred negative operating cash flow of $20.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand and cash, if any, generated from our operations and from future financing activities, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Over the past several years, the spread between ethanol and corn prices has fluctuated significantly. Corn crush margins, measured by the spread between ethanol and corn prices, continue to remain strong, although they have contracted since their historic peak in March 2014. Fluctuations are likely to continue to occur. A sustained narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol, WDG and other ethanol co-products could decline below the marginal cost of production, which may force us to suspend production of ethanol, WDG and ethanol co-products at some or all of the Pacific Ethanol Plants.

Increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. Domestic ethanol production capacity has increased steadily from an annualized rate of 1.5 billion gallons per year in January 1999 to 14.9 billion gallons in 2013 according to the Renewable Fuel Association. In addition, due to significantly improved ethanol production margins, we anticipate that owners of idle ethanol production facilities, many of which were idled due to poor production margins, will restart operations, thereby resulting more abundant ethanol supplies and inventories. Any increase in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the Chicago Board of Trade, or CBOT, ranged from $1.61 to $2.74 per gallon during 2013 and corn prices, as reported by the CBOT, ranged from $4.12 to $7.41 per bushel during 2013. Recently, ethanol prices as reported by the CBOT have declined from $3.46 at March 31, 2014 to $2.09 at July 31, 2014. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

There are limited markets for ethanol beyond those established by federal mandates. Discretionary blending and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. Also, the demand for ethanol is affected by the overall demand for transportation fuel, which peaked in 2007 and has declined steadily since then. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of decreases in transportation fuel demand. A reduction in the demand for ethanol and ethanol co-products may depress the value of our products, erode our margins and reduce our ability to generate revenue or to operate profitably. Consumer acceptance of E15 and E85 fuels is needed before ethanol can achieve any significant growth in market share relative to other transportation fuels.

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

Our Series B Preferred Stock, which is convertible into our common stock, and outstanding options to acquire our common stock issued to employees, directors and others, and warrants to purchase our common stock, allow the holders of these derivative securities an opportunity to profit from a rise in the market price of our common stock. In addition, we may elect to issue shares of our common stock in lieu of accrued and unpaid cash dividends on our Series B Preferred Stock. We have issued common stock in respect of our derivative securities and accrued and unpaid dividends on our Series B Preferred Stock in the past and expect to do so in the future. If the prices at which our derivative securities are converted or exercised, or at which shares of common stock in lieu of accrued and unpaid dividends on our Series B Preferred Stock are issued, are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. Our issuance of shares of common stock under these circumstances will also reduce your voting power. In addition, sales of a substantial number of shares of common stock resulting from any of these issuances, or even the perception that these sales could occur, could adversely affect the market price of our common stock. As a result, you could experience a significant decline in the value of your investment as a result of both the actual and potential issuance of shares of our common stock.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	fluctuations in the market prices of ethanol and its co-products, including WDG and corn oil;
•	the cost of key inputs to the production of ethanol, including corn and natural gas;
•	the volume and timing of the receipt of orders for ethanol from major customers;
•	competitive pricing pressures;
•	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
•	the announcement, introduction and market acceptance of one or more alternatives to ethanol;
•	losses resulting from adjustments to the fair values of our outstanding warrants to purchase our common stock;
•	changes in market valuations of companies similar to us;
•	stock market price and volume fluctuations generally;
•	regulatory developments or increased enforcement;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	our inability to obtain any necessary financing;
•	our financing activities and future sales of our common stock or other securities; and
•	our ability to maintain contracts that are critical to our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

In April 2014, we issued an aggregate of 290,675 shares of common stock to one accredited investor upon the cashless exercise of outstanding warrants. The cashless exercise resulted in the cancellation of an aggregate of 492,750 shares of common stock otherwise issuable under the warrants. Exemption from the registration provisions of the Securities Act of 1933 for the transaction described above is claimed under Section 3(a)(9) of the Securities Act of 1933, among others.

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

For each of the three months ended June 30, 2014 and 2013, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

On May 23, 2014, we entered into an agreement with the holders of our Series B Preferred Stock under which we issued 0.1 million shares of our common stock in payment of $1.5 million of the $3.7 million of accrued and unpaid dividends at that time. In addition, the holders of our Series B Preferred Stock agreed to forbear from exercising any rights they may have with respect to the accrued and unpaid dividends until November 30, 2015, provided we remain current in the payment of future dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	Second Amendment to Credit Agreement dated April 1, 2014, among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, PE Op Co., the Lenders signatory thereto, Wells Fargo Bank, N.A. and Amarillo National Bank (**) (1)
10.2	Third Amendment to Second Amended and Restated Credit Agreement dated April 1, 2014 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, PE Op Co., the Lenders signatory thereto, Wells Fargo Bank, N.A., Amarillo National Bank and Pacific Ethanol, Inc. (**) (1)
10.3	First Amendment to Intercreditor Agreement and Consent dated April 1, 2014 by and among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC and Wells Fargo Bank, N.A. (**) (1)
10.4	Underwriting Agreement, dated April 3, 2014, by and among Pacific Ethanol, Inc., Lazard Capital Markets LLC and Cowen and Company, LLC (**) (2)
10.5	Letter Agreement, dated May 23, 2014, by and among Pacific Ethanol, Inc. and the holders of Series B Cumulative Convertible Preferred Stock (**) (3)
10.6	Lender Assignment Agreement dated June 9, 2014 by and between CWD OC 522 Master Fund, Ltd. and Pacific Ethanol, Inc. (**) (4)
10.7	Lender Assignment Agreement dated June 9, 2014 by and between Candlewood Special Situations Master Fund, Ltd. and Pacific Ethanol, Inc. (**) (4)
10.8	Agreement for Purchase and Sale of Loans and Assignment of Commitment dated June 6, 2014 by and between Candlewood Credit Value Fund II, L.P. and Pacific Ethanol, Inc. (**) (4)
10.9	Pacific Ethanol, Inc. 2014 Short-Term Incentive Plan Description (**) (#) (5)
10.10	Kinergy Marketing LLC 2014 Short-Term Incentive Plan Description (**) (#) (5)
10.11	2006 Stock Incentive Plan (as amended through June 18, 2014) (#) (6)

Exhibit Number	Description

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

 ______________

(*)	Filed herewith.

(**)	Certain of the agreements filed as exhibits to this report contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.
(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K for April 1, 2014 filed with the Securities and Exchange Commission on April 2, 2014.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K for April 3, 2014 filed with the Securities and Exchange Commission on April 3, 2014.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K for May 23, 2014 filed with the Securities and Exchange Commission on May 28, 2014.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K for June 6, 2014 filed with the Securities and Exchange Commission on June 10, 2014.
(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K for June 13, 2014 filed with the Securities and Exchange Commission on June 13, 2014.
(6)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (333-196876) filed with the Securities and Exchange Commission on June 18, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: August 14, 2014	By: /S/ BRYON T. MCGREGOR
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