Form 10-Q
period 2014-09-30
Pacific Ethanol, Inc.
filed 2014-11-12
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 11, 2014, there were 24,484,605 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$56,256	$5,151
Accounts receivable, net	30,474	35,296
Inventories	20,263	23,386
Prepaid inventory	10,581	12,315
Other current assets	2,197	3,229
Total current assets	119,771	79,377
Property and equipment, net	155,771	155,194
Other Assets:
Intangible assets, net	2,904	3,260
Other assets	1,686	3,218
Total other assets	4,590	6,478
Total Assets	$280,132	$241,049

_______________

* Amounts derived from the audited financial statements for the year ended December 31, 2013.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	September 30,	December 31,
	2014	2013
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$12,338	$11,071
Accrued liabilities	8,346	5,851
Current portion – capital leases	4,961	4,830
Current portion – long-term debt (including $750 to related party)	–	750
Other current liabilities	806	5,714
Total current liabilities	26,451	28,216

Long-term debt, net of current portion	30,475	98,408
Accrued preferred dividends	2,194	3,657
Warrant liabilities at fair value	4,793	8,215
Capital lease liabilities, net of current portion	2,277	6,041
Other liabilities	1,759	1,611

Total Liabilities	67,949	146,148

Commitments and Contingencies (Notes 4, 5 and 8)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of September 30, 2014 and December 31, 2013; liquidation preference of $20,270 as of September 30, 2014	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 24,328,872 and 16,126,287 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	24	16
Additional paid-in capital	732,801	621,557
Accumulated deficit	(524,531)	(532,356)
Total Pacific Ethanol, Inc. Stockholders’ Equity	208,295	89,218
Noncontrolling interests	3,888	5,683
Total Stockholders’ Equity	212,183	94,901
Total Liabilities and Stockholders’ Equity	$280,132	$241,049

_______________

* Amounts derived from the audited financial statements for the year ended December 31, 2013.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$275,573	$233,880	$851,260	$693,147
Cost of goods sold	257,587	230,357	761,153	681,813
Gross profit	17,986	3,523	90,107	11,334
Selling, general and administrative expenses	4,392	2,511	12,377	9,649
Income from operations	13,594	1,012	77,730	1,685
Fair value adjustments and warrant inducements	(4,378)	762	(39,737)	1,507
Interest expense, net	(1,133)	(4,530)	(8,370)	(11,983)
Loss on extinguishments of debt	–	(2,573)	(2,363)	(1,795)
Other expense, net	(172)	(106)	(734)	(321)
Income (loss) before provision for income taxes	7,911	(5,435)	26,526	(10,907)
Provision for income taxes	3,163	–	13,629	–
Consolidated net income (loss)	4,748	(5,435)	12,897	(10,907)
Net (income) loss attributed to noncontrolling interests	(723)	464	(4,126)	1,533
Net income (loss) attributed to Pacific Ethanol	$4,025	$(4,971)	$8,771	$(9,374)
Preferred stock dividends	$(319)	$(319)	$(946)	$(946)
Income (loss) available to common stockholders	$3,706	$(5,290)	$7,825	$(10,320)
Net income (loss) per share, basic	$0.16	$(0.40)	$0.40	$(0.91)
Net income (loss) per share, diluted	$0.15	$(0.40)	$0.35	$(0.91)
Weighted-average shares outstanding, basic	22,986	13,177	19,713	11,380
Weighted-average shares outstanding, diluted	24,307	13,177	22,073	11,380

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Consolidated net income (loss)	$12,897	$(10,907)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	9,775	8,979
Deferred income taxes	191	–
Interest expense added to Plant Owners’ debt	–	4,745
Loss on extinguishments of debt	2,363	1,795
Fair value adjustments on convertible debt and warrants	37,465	(2,293)
Amortization of debt discount	1,815	875
Amortization of deferred financing fees	1,139	1,621
Inventory valuation	722	8
Non-cash compensation	1,311	1,310
Derivative instruments	700	1,652
Bad debt expense (recovery)	(40)	231
Changes in operating assets and liabilities:
Accounts receivable	4,862	(1,282)
Inventories	2,401	2,507
Prepaid expenses and other assets	962	(1,696)
Prepaid inventory	1,734	(5,810)
Accounts payable and accrued expenses	(2,047)	3,138
Net cash provided by operating activities	76,250	4,873
Investing Activities:
Additions to property and equipment	(9,996)	(1,936)
Purchases of New PE Holdco ownership interests	(6,000)	(1,836)
Net cash used in investing activities	(15,996)	(3,772)
Financing Activities:
Proceeds from equity offering	26,073	–
Proceeds from exercise of warrants	42,656	2,064
Proceeds from senior unsecured notes	–	22,192
Proceeds from series A and B convertible notes	–	14,000
Proceeds from Plant Owners’ borrowings	–	5,000
Principal payments on senior notes	(13,984)	(5,303)
Principal payment on related party note	(750)	–
Parent purchases of Plant Owners’ debt	(17,038)	(25,273)
Net payments on Kinergy’s line of credit	(5,570)	(599)
Principal payments on Plant Owners’ borrowings	(35,378)	(8,622)
Principal payments on capital leases	(3,772)	(465)
Debt issuance costs	(440)	(1,560)
Preferred stock dividends paid	(946)	(946)
Net cash (used in) provided by financing activities	(9,149)	488
Net increase in cash and cash equivalents	51,105	1,589
Cash and cash equivalents at beginning of period	5,151	7,586
Cash and cash equivalents at end of period	$56,256	$9,175

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental Information:
Interest paid	$5,606	$4,594
Income taxes paid	$10,470	$–
Noncash financing and investing activities:
Reclass of warrant liability to equity upon warrant exercises	$40,884	$260
Preferred stock dividends paid in common stock	$1,463	$2,195
Reclass of noncontrolling interests to APIC upon acquisitions of ownership
positions in PE Op Co.	$80	$9,087
Corn oil separation capital leases	$–	$12,122
Original discount on senior and convertible debt	$–	$8,558
Debt extinguished with issuance of common stock	$–	$11,475

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

The Company is the leading producer and marketer of low-carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), a nutritious animal feed, and corn oil. Serving integrated oil companies and gasoline marketers who blend ethanol into gasoline, the Company provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. The Company had a 96% and an 85% ownership interest in PE Op Co., the owner of four ethanol production facilities, as of September 30, 2014 and 2013, respectively. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies, sells its WDG to dairy operators and animal feed distributors and sells its corn oil to poultry and biodiesel customers.

The Company manages the production and operation of the following four ethanol production facilities: Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and their holding company, Pacific Ethanol Holding Co. LLC (“PEHC,” and together with the Pacific Ethanol Plants, the “Plant Owners”). PEHC is a wholly-owned subsidiary of PE Op Co. These four facilities have an aggregate annual ethanol production capacity of up to 200 million gallons. As of September 30, 2014, all four facilities were operating. On April 30, 2014, the Company’s previously idled facility in Madera, California commenced producing ethanol. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Reverse Stock Split – On May 14, 2013, the Company effected a one-for-fifteen reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

Liquidity – During the three and nine months ended September 30, 2014, the Company funded its operations primarily from cash on hand, cash provided by operations, proceeds from an equity offering and warrant exercises and borrowings under its credit facilities.

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

Of the accounts receivable balance, approximately $21,653,000 and $27,487,000 at September 30, 2014 and December 31, 2013, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was not material as of September 30, 2014 or December 31, 2013. The Company does not have any off-balance sheet credit exposure related to its customers.

Provision for Income Taxes – For the three and nine months ended September 30, 2014, the Company generated income subject to income tax. The Company’s fair value adjustments and warrant inducements are not tax deductible and thus resulted in larger taxable income as compared to reported income (loss) before provision for income taxes for the three and nine months ended September 30, 2014. The Company applied its net operating loss carryforwards to a portion of its taxable income for these periods. Further, the Company increased by $1.8 million and reduced by $5.7 million its valuation allowance against its net tax assets, resulting in a net provision for income taxes of $3.2 million and $13.6 million for the three and nine months ended September 30, 2014, respectively.

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

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company’s adoption begins with the first fiscal quarter of fiscal year 2017. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated results of operations and financial position.

In April 2014, the FASB issued new guidance on the definition of a discontinued operation that requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The new guidance narrows the focus of discontinued operations to those components that 1) are disposed of or classified as held-for-sale and 2) represent a strategic shift that has or will have a major impact on the entity’s operations or financial results. The guidance is effective prospectively for all disposals or components initially classified as held-for-sale in periods beginning on or after December 15, 2014. Early adoption is permitted. Upon adoption, the Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

In August 2014, the FASB issued new guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. Upon adoption, the Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

2.	PACIFIC ETHANOL PLANTS.

Consolidation of PE Op Co. – The Company concluded that since PE Op Co.’s inception, through the point the Company became a 91% owner, PE Op Co. was a variable interest entity because the other owners of PE Op Co., due to the Company’s involvement through its contractual arrangements, at all times lacked the power to direct the activities that most significantly impacted its economic performance. However, since the Company’s acquisition in December 2013 that brought its ownership interest in PE Op Co. to 91%, the Company has obtained and maintained sufficient control both by way of agreements as well as based on structural control of PE Op Co., such that PE Op Co. is no longer considered a variable interest entity, and as such the Company consolidates PE Op Co. under the voting rights model. Noncontrolling interests decreased from $5,683,000 at December 31, 2013 to $3,888,000 at September 30, 2014 due to the Company’s purchase of an additional 5% interest in PE Op Co., which reduced noncontrolling interests by $5,921,000, which was partially offset by net income attributed to noncontrolling interests of $4,126,000 for the nine months ended September 30, 2014.

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

Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$12,396	$10,287
Raw materials	3,386	9,418
Work in progress	3,114	2,766
Other	1,367	915
Total	$20,263	$23,386
4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2014 and 2013, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $1,217,000 and gains of $1,168,000 as the change in the fair value of these contracts for the three months ended September 30, 2014 and 2013, respectively. The Company recognized losses of $700,000 and gains of $1,652,000 as the change in the fair value of these contracts for the nine months ended September 30, 2014 and 2013, respectively.

Non-Designated Derivative Instruments – The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2014	2013
Commodity contracts	Cost of goods sold	$(1,619)	$(1,612)
		$(1,619)	$(1,612)

		Unrealized Gains
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2014	2013
Commodity contracts	Cost of goods sold	$402	$444
		$402	$444

		Realized Losses
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2014	2013
Commodity contracts	Cost of goods sold	$(1,070)	$(1,714)
		$(1,070)	$(1,714)

		Unrealized Gains
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2014	2013
Commodity contracts	Cost of goods sold	$370	$62
		$370	$62

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Kinergy operating line of credit	$13,472	$19,042
Plant Owners’ third-party term debt	17,003	31,678
Plant Owners’ lines of credit	–	35,378
Senior unsecured notes	–	13,984
Note payable to related party	–	750
	30,475	100,832
Less: Unamortized discount on senior unsecured notes convertible notes	–	(1,674)
	30,475	99,158
Less short-term portion	–	(750)
Long-term debt	$30,475	$98,408

Kinergy Operating Line of Credit – For the three and nine months ended September 30, 2014, Kinergy repaid net $7,899,000 and $5,570,000 on its working capital line of credit, respectively. As of September 30, 2014, Kinergy had an available borrowing base under the credit facility of $14,828,000.

Senior Unsecured Notes – For the nine months ended September 30, 2014, the Company paid in cash $13,984,000 on its senior unsecured notes. These notes were fully retired at June 30, 2014.

Plant Owners’ Term Debt and Operating Lines of Credit – The Plant Owners’ debt as of September 30, 2014 consisted of a $32,487,000 tranche A-1 term loan and a $26,279,000 tranche A-2 term loan. Pacific Ethanol, Inc., holds a combined $41,763,000 of these term loans, which are eliminated in consolidation. The term debt requires monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. The revolving credit facilities require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0% and 5.5% for the $19,500,000 and $15,000,000 facilities, respectively. At September 30, 2014, the average interest rate was approximately 11.0%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

For the three and nine months ended September 30, 2014, the Company paid in cash $0 and $35,378,000, respectively, on its revolving credit facilities. As of September 30, 2014, the Company had no outstanding principal balances on these revolving credit facilities and an aggregate borrowing availability of $34,500,000.

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

Parent Purchase of Debt – On June 6, 2014, the Company purchased $14,675,000 of term debt for $17,038,000 in cash, reducing its consolidated plant term debt by $14,675,000, and recorded a $2,363,000 loss on extinguishment of debt for the amount paid in excess of the principal balance.

Note Payable to Related Party – The Company repaid in cash its note payable to its Chief Executive Officer totaling $750,000 on March 31, 2014.

6.	COMMON STOCK AND WARRANTS.

Warrant Exercises – During the three and nine months ended September 30, 2014, certain holders exercised warrants and received an aggregate of 3,095,000 and 5,942,000 shares of the Company’s common stock upon payment of an aggregate of $24,417,000 and $42,575,000 in cash, respectively. During the three and nine months ended September 30, 2014, the Company paid an aggregate of $1,471,000 and $2,271,000, respectively, in cash to certain warrant holders as an inducement to exercise their warrants and recorded an expense of $1,471,000 and $2,271,000, respectively. During the nine months ended September 30, 2014, certain warrant holders exercised warrants on a cashless basis and received 291,000 shares of the Company’s common stock.

During the nine months ended September 30, 2013, certain holders exercised warrants and received an aggregate of 267,700 shares of the Company’s common stock upon payment of an aggregate of $2,064,000 in cash. During the nine months ended September 30, 2013, the Company paid an aggregate of $786,000 in cash to certain warrant holders as an inducement to exercise their warrants and recorded an expense of $786,000. During the nine months ended September 30, 2013, certain warrant holders exercised warrants on a cashless basis and received 11,000 shares of the Company’s common stock.

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

Sales Commitments – At September 30, 2014, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG, syrup and corn oil. The Company had open ethanol indexed-price contracts for 134,896,000 gallons of ethanol as of September 30, 2014. The Company had open WDG, syrup and corn oil fixed-price sales contracts valued at $814,000 and open indexed-price sales contracts for 164,000 tons of WDG and syrup as of September 30, 2014. These sales contracts are expected to be completed over the next twelve months.

Purchase Commitments – At September 30, 2014, the Company had fixed-price purchase contracts with its suppliers to purchase $11,462,000 of ethanol and index-price purchase contracts for 19,318,000 gallons of ethanol. These contracts are expected to be satisfied over the next twelve months.

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

The three cases (against the Company, PE Stockton and PE Magic Valley) were subsequently transferred to the United States District Court for the Southern District of Indiana and made part of the pre-existing multi-district litigation involving GS CleanTech and multiple defendants (the “Pre-existing Cases”). The three Pacific Ethanol cases, along with several other lawsuits brought by GS CleanTech containing substantially the same allegations of infringement, have thus been attached to the Pre-existing Cases as “Tag-along Cases.”

The Company, PE Stockton and PE Magic Valley have answered the complaints and counterclaimed that the patent claims at issue, as well as the claims in several related patents, are invalid and unenforceable and that the defendants are not infringing.

On October 23, 2014, the United States District Court for the Southern District of Indiana issued a sealed order holding all asserted GS CleanTech's corn oil separation patents invalid and not infringed. While the Court's order currently applies only to the Pre-existing Cases, the Company believes the ruling will also be dispositive of the Tag-along Cases, and intends to file a motion to dismiss the cases against the Company, PE Stockton and PE Magic Valley.

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

Warrants – Except for the warrants issued September 26, 2012, the Company’s warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The warrants issued September 26, 2012, did not contain any anti-dilution protection features, and as a result, the warrants were valued using the Black-Scholes Valuation Model. Of the various inputs used, the volatility and the current price of the Company’s common stock most significantly impact the fair value adjustments of the warrants. As the price of the Company’s common stock increases or decreases, the valuation of the warrants will increase or decrease, respectively. As the estimated volatility of the Company’s common stock increases or decreases, the valuation of the warrants will increase or decrease, respectively. These changes may result in significantly higher or lower fair value measurements from period to period.

Significant assumptions used and related fair values for the Company’s warrants as of September 30, 2014 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
09/26/2012	$8.85	51.2%	0.13%	0.99	35.6%	473,000	$1,732,000
07/3/2012	$6.09	52.3%	1.07%	2.76	31.7%	391,000	2,361,000
12/13/2011	$8.43	52.0%	0.58%	2.21	29.2%	138,000	700,000
						1,002,000	$4,793,000

Significant assumptions used and related fair values for the Company’s warrants as of December 31, 2013 were as follows:

Original Issuance	Exercise Price	Volatility	Risk-Free Interest Rate	Term (years)	Discount for marketability restrictions	Warrants Outstanding	Fair Value
03/28/2013	$7.59	52.4%	0.13%	1.20	22.7%	788,000	$495,000
06/21/2013	$7.59	52.4%	0.13%	1.24	22.7%	1,051,000	660,000
01/11/2013	$6.32	63.3%	1.27%	4.03	43.8%	1,709,000	2,892,000
09/26/2012	$8.85	58.5%	0.38%	1.74	42.3%	1,771,000	702,000
07/3/2012	$6.09	61.2%	1.27%	3.51	40.2%	1,812,000	3,008,000
07/3/2012	$5.47	52.8%	0.01%	0.01	42.3%	804,000	3,000
12/13/2011	$8.43	60.4%	0.78%	2.95	37.9%	306,000	455,000
						8,241,000	$8,215,000

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes fair value measurements by level at September 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$1,130	$–	$–	$1,130
Total Assets	$1,130	$–	$–	$1,130

Liabilities:
Warrants(2)	$–	$–	$4,793	$4,793
Commodity contracts(3)	659	–	–	659
Total Liabilities	$659	$–	$4,793	$5,452

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

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Fair value of warrants, December 31, 2013	$8,215
Adjustments to fair value for the period	37,465
Exercises of warrants	(40,884)
Expiration of warrants	(3)
Fair value of warrants, September 30, 2014	$4,793

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2014
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$4,025
Less: Preferred stock dividends	(319)
Basic income per share:
Income available to common stockholders	$3,706	22,986	$0.16
Add: Warrants	–	1,321
Diluted income per share:
Income available to common stockholders	$3,706	24,307	$0.15

	Three Months Ended September 30, 2013
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(4,971)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(5,290)	13,177	$(0.40)

	Nine Months Ended September 30, 2014
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$8,771
Less: Preferred stock dividends	(946)
Basic income per share:
Income available to common stockholders	$7,825	19,713	$0.40
Add: Warrants	–	2,360
Diluted income per share:
Income available to common stockholders	$7,825	22,073	$0.35

	Nine Months Ended September 30, 2013
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(9,374)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss available to common stockholders	$(10,320)	11,380	$(0.91)

There were an aggregate of 669,000 and 657,000 potentially dilutive weighted-average shares from the Company’s outstanding convertible Series B Preferred Stock, warrants and options for the three and nine months ended September 30, 2014, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three and nine months ended September 30, 2013, as their effect would have been anti-dilutive.

10.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company recorded and paid preferred stock dividends of $319,000 for each of the three months ended September 30, 2014 and 2013. The Company recorded and paid preferred stock dividends of $946,000 for each of the nine months ended September 30, 2014 and 2013. For the years ended December 31, 2009, 2010 and 2011, the Company accrued but did not pay any preferred stock dividends. For the years ended December 31, 2012 and 2013, the Company paid its accrued dividends in cash.

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

12.	SUBSEQUENT EVENT.

Warrant Exercises – From October 1, 2014 through November 11, 2014, certain holders exercised warrants in cash for an aggregate of 155,000 shares of the Company’s common stock for aggregate cash payments to the Company of $944,000.

A summary as of November 11, 2014 of outstanding warrants, which the Company recorded at fair value, with a weighted-average exercise price of $8.00, is as follows:

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding
09/26/2012	09/26/2015	$8.85	473,000
07/3/2012	07/03/2017	$6.09	236,000
12/13/2011	12/13/2016	$8.43	138,000
			847,000

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

We produce and market all the ethanol produced by four ethanol production facilities located in California, Idaho and Oregon, or the Pacific Ethanol Plants, market all the ethanol produced by two other ethanol producers in California and market ethanol purchased from other third-party suppliers throughout the United States. We market ethanol through our subsidiary Kinergy Marketing LLC, or Kinergy. We also market ethanol co-products, including wet distillers grains, or WDG, a nutritious animal feed, and corn oil, for the Pacific Ethanol Plants.

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

We hold a 96% ownership interest in PE Op Co. (formerly, New PE Holdco LLC), the owner of each of the plant holding companies, or the Plant Owners, that collectively own the Pacific Ethanol Plants. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with the Plant Owners, including supplying all goods and materials necessary to operate and maintain each Pacific Ethanol Plant. In operating the Pacific Ethanol Plants, we direct the production process to obtain optimal production yields, lower costs by leveraging our infrastructure, enter into risk management agreements such as insurance policies and manage commodity risk practices.

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

Current Initiatives and Outlook

The ethanol industry experienced margin compression in the latter part of the third quarter and early in the fourth quarter of 2014. The industry experienced a reduction in the overall crush margin, which reflects ethanol sales price relative to the price of corn, compared to that of recent quarters consistent with the seasonal drop in demand for transportation fuel. We believe these conditions reflect a seasonal pattern within our industry and are similar to industry patterns in the same period last year. Currently, short-term conditions appear to be rebalancing to a more favorable margin environment as the record 2013-2014 corn crop is harvested and exports of ethanol continue. In addition, we expect rail freight costs for grain to decline. We remain confident in the long-term demand for renewable fuels and our ability to execute and create value with our destination model. Even with the recent drop in fuel prices, ethanol continues to trade at a significant discount to the wholesale price of gasoline. We believe this underscores the value of ethanol as a high-octane, cleaner-burning and cheapest available liquid transportation fuel.

E15 is slowly gaining traction, which we believe will ultimately have a sustained positive impact on demand for ethanol. Net exports of ethanol continue to be a bright spot for the industry. According to the US Energy Information Administration, U.S. exports of ethanol rose 50% in the first nine months of 2014 over the same period last year and are on pace to reach up to 1.0 billion gallons in 2014. We also expect U.S. exports to further increase late this year as Brazil’s ethanol production slows with the conclusion of its sugar cane harvest.

Ethanol prices in the Western United States have typically been $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities. From October 2013 through April 2014, however, ethanol prices in the Western United States have averaged $0.40 per gallon higher than ethanol prices in the Midwest due to rail logistics challenges and weather conditions during the winter which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate. These premiums normalized somewhat in the second and third quarters of 2014 and remained at more normal levels through the filing of this report.

Growth in Chinese import demand for dry distillers grains with solubles, or DDGS, from the U.S. produced premium prices in the second half of 2013 and first half of 2014. Chinese demand slowed significantly in the third quarter of 2014 resulting in significant declines in domestic DDGS and WDG prices. With the moderation in DDGS and WDG prices, domestic consumption of these grains have increased resulting in improved price stability. Going forward we believe this will continue and that WDG prices will align with corn and other competing products.

From 2010 through 2013, we issued in various financing transactions warrants to purchase shares of our common stock. The warrants were initially recorded at their fair values, which are adjusted quarterly, generally resulting in non-cash expenses or income if the market price of our common stock increases or decreases, respectively, during the period. Due to the substantial increase in the market price of our common stock in the first quarter of 2014 and because the exercise prices of these warrants were, as of March 31, 2014 and September 30, 2014, well below the market price of our common stock, the fair values of the warrants and the related non-cash expenses were significantly higher in the first quarter and first nine months of 2014 than in the comparable prior periods in 2013, which resulted in unusually large non-cash expenses for those periods. These fair value adjustments will continue in future periods until all of our warrants are exercised or expire. These adjustments will generally reduce our net income or increase our net loss if the market price of our common stock increases from the prior quarter through the date of a warrant’s exercise, if exercised during the quarter, or if our common stock increases on a quarter over quarter basis for warrants outstanding at the end of a quarter. Conversely, the adjustments will generally increase our net income or reduce our net loss if the market price of our common stock declines in these scenarios. Since September 30, 2014, we have processed warrant exercises for approximately 0.2 million shares of our common stock. We expect that these warrant exercises will reduce our GAAP earnings volatility in future quarters as the amount of warrants marked to fair value has declined significantly.

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

We continue to focus on increasing operating efficiencies and improving yields at the Pacific Ethanol Plants. To this end, we installed yield-enhancing fine grind technologies at our Stockton and Magic Valley facilities, allowing us to increase yields by increasing available starch for conversion. This technology also may allow us to produce cellulosic corn ethanol. Based on current production margins, each 1% improvement in production yields results in approximately $3.0 million in additional annual gross profit when operating at our full production capacity of 200 million gallons.

We have approved a capital expenditure budget to reinvest up to $16.0 million in the Pacific Ethanol Plants over the next six months to further improve efficiencies, diversify feedstock and implement our advanced biofuels initiatives. Our goal with these investments is to achieve a 6 to 7 cent per gallon improvement in annual operating earnings, which equals $12.0 million to $14.0 million in additional annual operating earnings. We have spent approximately $2.0 million of our budget thus far and expect to spend most of the full budget by the second quarter of 2015.

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

We also continue to diversify our feedstock by using a blend of corn, sorghum and beet sugar, which reduces feedstock costs and reduces the carbon output of ethanol we produce. Using beet sugar as feedstock, we were able to reduce our material costs by approximately $0.9 million and $4.0 million for the three and nine months ended September 30, 2014, respectively. We expect to continue to use beet sugar through the end of 2014 at levels approximating 15% of total feedstock at our Magic Valley and Columbia facilities. The United States Department of Agriculture anticipates a record 2013-2014 corn crop, but we are uncertain how the new crop will affect our ethanol production and intend to operate the Pacific Ethanol Plants with flexibility in anticipation of the new crop.

We entered into an arrangement to sell CO2 generated from our Columbia plant through a liquefaction and dry ice processing facility under construction adjacent to our plant. We expect to commence CO2 sales early next year.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Variance	2014	2013	Variance
Production gallons sold (in millions)	46.8	37.1	26.1%	133.1	109.2	21.9%
Third party gallons sold (in millions)	86.9	67.8	28.2%	245.5	197.7	24.2%
Total gallons sold (in millions)	133.7	104.9	27.5%	378.6	306.9	23.4%
Average sales price per gallon	$2.32	$2.62	(11.5)%	$2.59	$2.67	(3.0)%
Corn cost per bushel – CBOT equivalent	$3.88	$5.02	(22.7)%	$4.40	$6.22	(29.3)%
Average basis (1)	$1.27	$2.42	(47.5)%	$1.22	$1.68	(27.4)%
Delivered cost of corn	$5.15	$7.44	(30.8)%	$5.62	$7.90	(28.9)%
Co-product revenues as % of delivered cost of corn(2)	30.8%	29.2%	5.5%	33.9%	28.1%	20.6%
Average CBOT ethanol price per gallon	$2.02	$2.23	(9.4)%	$2.16	$2.39	(9.6)%
Average CBOT corn price per bushel	$3.60	$5.14	(30.0)%	$4.31	$6.14	(29.8)%

_____________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows are yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent

Net sales	$275,573	$233,880	$41,693	17.8%	$851,260	$693,147	$158,113	22.8%
Cost of goods sold	257,587	230,357	27,230	11.8%	761,153	681,813	79,340	11.6%
Gross profit	$17,986	$3,523	$14,463	410.5%	$90,107	$11,334	$78,773	695.0%
Percentage of net sales	6.5%	1.5%			10.6%	1.6%

Net Sales

The increase in our net sales for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 was primarily due to an increase in our total gallons sold, which was partially offset by a decline in our average sales price per gallon.

Our total volume of ethanol gallons sold increased by 28.8 million gallons, or 28%, to 133.7 million gallons and by 71.7 million gallons, or 23%, to 378.6 million gallons for the three and nine months ended September 30, 2014 as compared to 104.9 million gallons and 306.9 million gallons for the same periods in 2013, respectively. We increased both production and third party gallons sold for the three and nine months ended September 30, 2014 as compared to the same periods in 2013. The increases in our production gallons and third party gallons sold are primarily due to increased production rates at the Pacific Ethanol Plants and third party supplier plants, respectively, including as a result of the restart of production at our Madera plant. We and our third party suppliers increased production rates due to higher industry-wide corn crush margins resulting from lower corn costs and higher ethanol prices due to tighter ethanol supply relative to demand, especially in the Western United States due to weather conditions in the first quarter of 2014 and ongoing rail logistics challenges which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate. In addition, our third party sales increased due to expanding our customer base and sales within our various locations.

Our average sales price per gallon decreased 12% to $2.32 for the three months ended September 30, 2014 compared to our average sales price per gallon of $2.62 for the same period in 2013. The average Chicago Board of Trade, or CBOT, ethanol price per gallon declined 9% to $2.02 for the three months ended September 30, 2014 compared to an average CBOT sales price per gallon of $2.23 for the same period in 2013.

Our average sales price per gallon decreased 3% to $2.59 for the nine months ended September 30, 2014 compared to our average sales price per gallon of $2.67 for the same period in 2013. The average CBOT ethanol price per gallon declined 10% to $2.16 for the nine months ended September 30, 2014 compared to an average CBOT sales price per gallon of $2.39 for the same period in 2013.

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

Cost of Goods Sold and Gross Profit

Our gross profit improved significantly to $18.0 million for the three months ended September 30, 2014 from $3.5 million for the same period in 2013. Our gross margin also improved significantly to 6.5% for the three months ended September 30, 2014 from 1.5% for the same period in 2013. Our gross profit improved to $90.1 million for the nine months ended September 30, 2014 from $11.3 million for the same period in 2013. Our gross margin improved to 10.6% for the nine months ended September 30, 2014 from 1.6% for the same period in 2013. Our gross profit and gross margins increased for these periods primarily due to significantly improved crush and commodity margins and higher production yields realized at the Pacific Ethanol Plants, predominantly related to lower corn costs and tighter ethanol supply relative to demand as well as higher ethanol prices in the Western United States due to weather conditions in the first quarter of 2014 and rail logistics challenges which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate. Crush and commodity margins reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas. Our ongoing plant efficiency and yield improvement initiatives also positively impacted our margins.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Selling, general and administrative expenses	$4,392	$2,511	$1,881	74.9%	$12,377	$9,649	$2,728	28.3%
Percentage of net sales	1.6%	1.1%			1.5%	1.4%

Our SG&A increased $1.9 million to $4.4 million for the three months ended September 30, 2014 as compared to $2.5 million for the same period in 2013. The increase in SG&A is primarily due to an increase in compensation costs of $0.7 million due to incentive compensation tied to our profitability and an increase in professional fees of $0.7 million due to increased corporate and plant activity.

Our SG&A increased $2.7 million to $12.4 million for the nine months ended September 30, 2014 as compared to $9.6 million for the same period in 2013. The increase in SG&A is primarily due to an increase in compensation costs of $1.7 million due to incentive compensation tied to our profitability and an increase in professional fees of $0.7 million due to increased corporate and plant activity.

At current levels of operation, we expect our SG&A run rate will be approximately $4.0 million to $4.5 million per quarter through the end of 2014.

Fair Value Adjustments and Warrant Inducements

The following table presents our fair value adjustments and warrant inducements in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,			Variance in		Nine Months Ended September 30,			Variance in
	2014		2013	Dollars	Percent	2014		2013	Dollars	Percent
Fair value adjustments and warrant inducements	$(4,378)		$762	$(5,140)	NM	$(39,737)		$1,507	$(41,244)	NM
Percentage of net sales	(1.6%	)	0.3%			(4.7%	)	0.2%

We issued certain warrants in various financing transactions from 2010 through 2013. These warrants were initially recorded at fair value and are adjusted quarterly. As a result of quarterly adjustments to their fair values and warrant inducements, we recorded an expense of $4.4 million and income of $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and we recorded an expense of $39.7 million and income of $1.5 million for the nine months ended September 30, 2014 and 2013, respectively.

These changes in fair value are primarily due to the increased number of warrants issued in the three months ended March 31, 2013 and the volatility in the market price of our common stock from period to period. The substantial change in fair value for the nine months ended September 30, 2014 occurred because the exercise prices of our warrants were, as of September 30, 2014, well below the market price of our common stock. At December 31, 2013, the market price of our common stock was $5.09 per share and our outstanding warrants had a weighted-average exercise price of $7.27 per share. At March 31, 2014, the market price of our common stock had increased to $15.58 per share, and our outstanding warrants were in-the-money and had significant intrinsic value. At September 30, 2014, the market price of our common stock had declined slightly from the prior quarter to $13.96.

These fair value adjustments will continue in future periods until all of our warrants are exercised or expire. These adjustments will generally reduce our net income or increase our net loss if the market price of our common stock increases from the prior quarter through the date of a warrant’s exercise, if exercised during the quarter, or if our common stock increased on a quarter over quarter basis for warrants outstanding at the end of a quarter. Conversely, the adjustments will generally increase our net income or reduce our net loss if the market price of our common stock declines in these scenarios.

We paid an aggregate of $1.5 million and $2.3 million in cash to certain warrant holders as an inducement to exercise their warrants for the three and nine months ended September 30, 2014, respectively. We paid an aggregate of $0.8 million in cash to certain warrant holders as an inducement to exercise their warrants for the nine months ended September 30, 2013.

Since September 30, 2014, we have processed warrant exercises for approximately 0.2 million shares of our common stock for approximately $0.9 million in cash. As of November 11, 2014, there were remaining warrants outstanding with a weighted average exercise price of $8.00 per share to purchase an aggregate of 0.8 million shares of our common stock.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Interest expense, net	$1,133	$4,530	$(3,397)	(75.0)%	$8,370	$11,983	$(3,613)	(30.2)%
Percentage of net sales	0.4%	1.9%			1.0%	1.7%

Interest expense, net declined by $3.4 million to $1.1 million for the three months ended September 30, 2014 from $4.5 million for the same period in 2013. Interest expense, net declined by $3.6 million to $8.4 million for the nine months ended September 30, 2014 from $12.0 million for the same period in 2013. The decrease in interest expense, net for these periods is primarily due to decreased average debt balances, partially offset by accelerations of debt discount and deferred financing fees of an aggregate of $2.5 million for the nine months ended September 30, 2014, due to the early retirement of the Plant Owners’ debt and our senior unsecured notes. At current debt balances, we expect our ongoing interest expense will be less than $1.5 million quarterly.

Loss on Extinguishments of Debt

The following table presents our loss on extinguishments of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Loss on extinguishments of debt	$–	$2,573	$(2,573)	(100.0)%	$2,363	$1,795	$568	31.6%
Percentage of net sales	—%	1.1%			0.3%	0.3%

For the three months ended September 30, 2014 we did not record any gain or loss on extinguishments of debt. For the three months ended September 30, 2013, we recorded a loss of $2.6 million related to conversions of our convertible notes into shares of our common stock at a discount to prevailing market prices, and as such, recorded a loss on extinguishments of debt. For the nine months ended September 30, 2014, we extinguished certain PE Op Co. debt by paying $2.4 million in cash in excess of the amount of the debt, and as such, recorded a loss on extinguishments of debt. For the nine months ended September 30, 2013, we incurred a loss of $3.6 million related to conversions of our convertible notes into shares of our common stock at a discount to prevailing market prices, which was partially offset by a gain on extinguishment of PE Op Co. debt as we paid $1.8 million in cash less than the amount of the debt, which collectively resulted in a loss on extinguishments of debt of $1.8 million for the period.

We retired a total of $64.8 million in debt in the nine months ended September 30, 2014, eliminating all parent level debt and reducing our consolidated third-party debt at the Pacific Ethanol Plant level to $17.0 million.

Other Expense, net

The following table presents our other expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Other expense, net %	$172	$106	$66	62.3%	$734	$321	$413	128.7%
Percentage of net sales	0.1%	0.0%			0.1%	0.0%

Other expense, net increased by $0.1 million to $0.2 million for the three months ended September 30, 2014 from $0.1 million for the same period in 2013. Other expense, net increased by $0.4 million to $0.7 million for the nine months ended September 30, 2014 from $0.3 million for the same period in 2013. The increases in other expense, net for these periods is primarily due to disposals of retired assets.

Provision for Income Taxes

The following table presents our provision for income taxes in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Provision for income taxes	$3,163	$–	$3,163	NM	$13,629	$–	$13,629	NM
Percentage of net sales	1.1%	—%			1.6%	—%

For the three and nine months ended September 30, 2014, we generated income subject to income tax. Our fair value adjustments and warrant inducements are not tax deductible and thus resulted in larger taxable income as compared to reported income (loss) before provision for income taxes for the three and nine months ended September 30, 2014. We applied our net operating loss carryforwards to a portion of our taxable income for these periods. Further, we increased by $1.8 million and reduced by $5.7 million our valuation allowance against our net tax assets, resulting in a net provision for income taxes of $3.2 million and $13.6 million for the three and nine months ended September 30, 2014, respectively. Our remaining net operating loss carryforwards may be limited on an annual basis for the remainder of the year.

Net (Income) Loss Attributed to Noncontrolling Interests

The following table presents the portion of our net (income) loss attributed to noncontrolling interests in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,			Variance in		Nine Months Ended September 30,			Variance in
	2014		2013	Dollars	Percent	2014		2013	Dollars	Percent
Net (income) loss attributed to noncontrolling interests	$(723)		$464	$(1,187)	NM	$(4,126)		$1,533	$(5,659)	NM
Percentage of net sales	(0.3%	)	0.2%			(0.5%	)	0.2%

Net (income) loss attributed to noncontrolling interests relates to our consolidated treatment of PE Op Co. For the three and nine months ended September 30, 2014 and 2013, we consolidated the entire income statement of PE Op Co. However, because we owned less than 100% of PE Op Co. for the three and nine months ended September 30, 2014 and 2013, respectively, we reduced our consolidated net income (loss) for the noncontrolling interests, which were the ownership interests that we did not own. The increases in net income attributed to noncontrolling interests for the periods are primarily due to higher operating income from significantly improved commodity margins, much of which was generated at the Pacific Ethanol Plant level.

Net Income (Loss) Attributed to Pacific Ethanol

The following table presents our net income (loss) attributed to Pacific Ethanol in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,			Variance in		Nine Months Ended September 30,			Variance in
	2014	2013		Dollars	Percent	2014	2013		Dollars	Percent
Net income (loss) attributed to Pacific Ethanol	$4,025	$(4,971)		$8,996	NM	$8,771	$(9,374)		$18,145	NM
Percentage of net sales	1.5%	(2.1%	)			1.0%	(1.4%	)

Net income (loss) attributed to Pacific Ethanol improved significantly during the three and nine months ended September 30, 2014 as compared to the same periods in 2013, primarily due to significantly improved crush and commodity margins and our increased ownership interest in PE Op Co., which were partially offset, for the nine months ended September 30, 2014, by our fair value adjustments during that period.

Preferred Stock Dividends and Income (Loss) Available to Common Stockholders

The following table presents our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, dividends in dollars and as a percentage of net sales, and our income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,			Variance in		Nine Months Ended September 30,			Variance in
	2014	2013		Dollars	Percent	2014	2013		Dollars	Percent
Preferred stock dividends	$319	$319		$–	—%	$946	$946		$–	—%
Percentage of net sales	0.1%	0.1%				0.1%	0.1%
Income (loss) available to common stockholders	$3,706	$(5,290)		$8,996	NM	$7,825	$(10,320)		$18,145	NM
Percentage of net sales	1.3%	(2.3%	)			0.9%	(1.5%	)

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid cash dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for the three months ended September 30, 2014 and 2013, and $0.9 million for the nine months ended September 30, 2014 and 2013.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, we funded our operations primarily from cash on hand, cash flow from operations, proceeds from an equity offering, warrant exercises and borrowings under our credit facilities. Funds generated from these sources were also used to make debt payments, including prepayments, in the amount of $64.8 million, eliminating all parent level debt and reducing our consolidated third-party debt at the Pacific Ethanol Plant level to $17.0 million. In addition, since September 30, 2014, we processed warrant exercises for approximately 0.2 million shares of our common stock for approximately $0.9 million in cash.

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

	September 30, 2014	December 31, 2013	Variance
Cash and cash equivalents	$56,256	$5,151	992.1%
Current assets	$119,771	$79,377	50.9%
Current liabilities	$26,451	$28,216	(6.3%	)
Notes payable, current portion	$–	$750	(100.0%	)
Notes payable, noncurrent portion	$30,475	$98,408	(69.0%	)
Working capital	$93,320	$51,161	82.4%
Working capital ratio	4.53	2.81	61.2%

Change in Working Capital and Cash Flows

Working capital increased to $93.3 million at September 30, 2014 from $51.2 million at December 31, 2013 as a result of an increase in current assets of $40.4 million, consisting predominately of an increase in cash and cash equivalents, and a decrease in current liabilities of $1.8 million. Cash and cash equivalents increased as a result of higher production volumes and significantly improved margins primarily due to lower corn costs. Current assets increased primarily due to an increase in cash and cash equivalents of $51.1 million, due to the reasons noted above, partially offset by a decrease in accounts receivable of $4.8 million predominantly due to a lower sales price per gallon, a decrease in inventories of $3.1 million and a decrease in prepaid inventories of $1.7 million.

Cash and cash equivalents increased primarily as a result of operating cash flows of $76.3 million resulting from higher production volumes and improved margins, as noted above, cash exercises of our warrants in the aggregate of $42.7 million and an equity offering in April 2014 in which we raised net proceeds of $26.1 million, all of which were partially offset by debt related payments in the aggregate of $67.2 million as we prepaid significant portions of our outstanding indebtedness and payments of $6.0 million to increase our ownership interest in our plants to 96%. Current liabilities decreased primarily due to decreases in other current liabilities of $4.9 million, as our purchase liabilities under our beet sugar feedstock program have declined as we come to the conclusion of the program, partially offset by increases in trade accounts payable of $1.3 million resulting from higher sales volumes, and an increase in accrued liabilities of $2.5 million due to accruals of income taxes payable from profitable operations and a decrease in the current portion of our long-term debt of $0.8 million from the final repayment of our related party note.

Cash provided by operating activities of $76.3 million resulted largely from consolidated net income of $12.9 million resulting from higher production volumes and improved margins, as noted above, non-cash fair value adjustments of $37.5 million, related to our outstanding warrants and the substantial increase in the market price of our common stock since December 31, 2013 and depreciation and amortization of $9.8 million.

Cash used in our investing activities of $16.0 million resulted from additions to property and equipment of $10.0 million attributable to our investments in plant enhancements and purchases of ownership interests in PE Op Co. of $6.0 million.

Cash used in financing activities of $9.1 million resulted from repayments of our senior unsecured notes and the Plant Owners’ borrowings of $66.4 million, net payments on our Kinergy line of credit of $5.6 million, our related party note payable of $0.8 million, principal payments on capital leases of $3.8 million and cash payment of dividends in respect of our Series B Preferred Stock of $0.9 million, all of which were partially offset by warrant exercises of $42.7 million and proceeds from our equity offering in April 2014 of $26.1 million.

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

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Years Ended December 31,
	2014	2013	2013	2012

EBITDA Requirement – Three Months	$500	$450	$450	$450
Actual	$1,217	$879	$3,252	$1,165
Excess	$717	$429	$2,802	$715

EBITDA Requirement – Six Months	$1,300	$1,100	$1,100	$1,100
Actual	$3,140	$2,111	$4,131	$3,282
Excess	$1,840	$1,011	$3,031	$2,182

Fixed Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	18.60	15.53	8.64	8.84
Excess	16.60	13.53	6.64	6.84

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2014, Kinergy had an available borrowing base under the credit facility of $14.8 million and an outstanding balance of $13.5 million.

Plant Owners’ Term Debt and Operating Lines of Credit

The Plant Owners’ debt as of September 30, 2014 consisted of a $32.5 million tranche A-1 term loan and a $26.3 million tranche A-2 term loan. Pacific Ethanol, Inc. holds $41.8 million of these term loans, which are eliminated in consolidation. The term debt requires monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. The revolving credit facilities require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0% and 5.5% for the $19.5 million and $15.0 million facilities, respectively. At September 30, 2014, the average interest rate was approximately 11.0%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

As of September 30, 2014, the Plant Owners had no outstanding principal balances on their revolving credit facilities and an aggregate borrowing availability of $34.5 million.

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

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2014 and 2013.

Impact of New Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two of our subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC (“PE Magic Valley”). The claims are similar to those filed against Pacific Ethanol, Inc. in May 2013. The three cases (against Pacific Ethanol, PE Stockton and PE Magic Valley) were subsequently transferred to the United States District Court for the Southern District of Indiana and made part of the pre-existing multi-district litigation involving GS CleanTech and multiple defendants (the “Pre-existing Cases”). The three Pacific Ethanol cases, along with several other lawsuits brought by GS CleanTech containing substantially the same allegations of infringement, have thus been attached to the Pre-existing Cases as “Tag-along Cases.”

Pacific Ethanol, PE Stockton and PE Magic Valley have answered the complaints and counterclaimed that the patent claims at issue, as well as the claims in several related patents, are invalid and unenforceable and that the defendants are not infringing.

On October 23, 2014, the United States District Court for the Southern District of Indiana issued a sealed order holding all asserted GS CleanTech's corn oil separation patents invalid and not infringed. While the Court's order currently applies only to the Pre-existing Cases, we believe the ruling will also be dispositive of the Tag-along Cases, and intend to file a motion to dismiss the cases against Pacific Ethanol, PE Stockton and PE Magic Valley.

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

We have incurred significant losses and negative operating cash flow in the past. For 2013 and 2012, we incurred consolidated net losses of approximately $1.2 million and $43.4 million, respectively, and in 2012 incurred negative operating cash flow of $20.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand and cash, if any, generated from our operations and from future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Over the past several years, the spread between ethanol and corn prices has fluctuated significantly. Corn crush margins, measured by the spread between ethanol and corn prices, continue to remain positive, although they have contracted significantly since their historic peak in March 2014. Fluctuations are likely to continue to occur. A sustained narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol, WDG and other ethanol co-products could decline below the marginal cost of production, which may force us to suspend production of ethanol, WDG and ethanol co-products at some or all of the Pacific Ethanol Plants.

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

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $1.61 to $2.74 per gallon during 2013 and corn prices, as reported by the CBOT, ranged from $4.12 to $7.41 per bushel during 2013. Recently, ethanol prices as reported by the CBOT, have declined from $3.46 at March 31, 2014 to $1.92 on November 10, 2014. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

The United States Environmental Protection Agency, or EPA, has implemented a Renewable Fuel Standard, or RFS, pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. The domestic market for ethanol is significantly impacted by federal mandates under the RFS program for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. The national RFS minimum requirement of 13.8 billion gallons of conventional biofuels (or ethanol derived from corn starch) to be consumed in the United States in 2013 approximated current domestic production levels of such ethanol. Future demand for ethanol will be largely dependent upon incentives to blend ethanol into motor fuels, including the relative price of gasoline versus ethanol, the relative octane value of ethanol, constraints in the ability of vehicles to use higher ethanol blends, the national RFS, and other applicable environmental requirements. Any significant increase in production capacity above the national RFS minimum requirements may have an adverse impact on ethanol prices.

Legislation aimed at reducing or eliminating the renewable fuel use required by the national RFS has been introduced in the United States Congress. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill targets the repeal of the national RFS. Also introduced on April 10, 2013 was the RFS Reform Act of 2013, introduced as H.R. 1462, which would prohibit more than ten percent ethanol in gasoline and reduce the national RFS mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the United States House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the national RFS mandate. These bills were assigned to a congressional committee, which will consider them before possibly sending any of them on to the House or Senate as a whole. Our operations could be adversely impacted if the Renewable Fuel Standard Elimination Act, the RFS Reform Act of 2013 or other legislation is enacted that reduces the national RFS volume requirements.

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

For the three and nine months ended September 30, 2014 and 2013, we declared and paid in cash an aggregate of $0.3 million and $0.9 million, respectively, in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Registrant (*)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

____________________

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: November 12, 2014	By:	/s/ Bryon T. McGregor
Bryon T. McGregor Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Registrant
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

