Form 10-K
period 2014-12-31
Pacific Ethanol, Inc.
filed 2015-03-16
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21467

PACIFIC ETHANOL, INC.

(Exact name of registrant as specified in its charter)

___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $315 million as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant has no non-voting common equity.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 13, 2015 was 25,511,200.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, our expectations regarding, and the effects of, our proposed merger with Aventine Renewable Energy Holdings, Inc.; statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for ethanol and its co-products; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

Item 1.	Business.

Recent Development

Proposed Merger with Aventine Renewable Energy Holdings, Inc.

On December 30, 2014, we entered into a definitive merger agreement with Aventine Renewable Energy Holdings, Inc., or Aventine, a Midwest ethanol producer, under which we plan to acquire Aventine through a merger. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, one of our wholly-owned subsidiaries will merge with and into Aventine, with Aventine surviving as one of our wholly-owned subsidiaries. Subject to the terms and conditions of the merger agreement, which was approved by our board of directors and the board of directors of Aventine, if the merger is completed, each outstanding share of Aventine common stock will be converted into the right to receive 1.25 shares of our common stock, and we will issue approximately 17.75 million shares of our common stock to the former stockholders of Aventine. The merger is expected to result in our stockholders holding approximately 58% of the combined company.

The merger transaction, which is intended to be structured as a tax-free exchange of shares, is expected to close during the second quarter of 2015, and is subject to closing conditions, including obtaining certain regulatory approvals and approvals from the stockholders of both companies.

Business Overview

We are the leading producer and marketer of low-carbon renewable fuels in the Western United States.

We have extensive customer relationships throughout the Western United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. These customers collectively require ethanol volumes in excess of the supply produced in the Western United States. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States, as well as in the Midwest from a variety of sources. In 2014, we obtained approximately 42% of our ethanol supplies from Midwest producers to supplement ethanol produced in the Western United States, including by our four ethanol production facilities located in California, Idaho and Oregon, or the Pacific Ethanol Plants. We also market ethanol co-products, including wet distillers grains, or WDG, and corn oil for the Pacific Ethanol Plants. Our WDG customers are dairies and feedlots located near the Pacific Ethanol Plants. Our corn oil is sold to poultry and biodiesel customers. We do not market co-products from other ethanol producers.

We market all the ethanol we sell through our subsidiary, Kinergy Marketing LLC, or Kinergy. We hold a 96% ownership interest in PE Op Co., the owner of each of the plant holding companies, or the Plant Owners, that collectively own the Pacific Ethanol Plants. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with the Plant Owners, and supply all goods and materials necessary to operate and maintain each Pacific Ethanol Plant.

Our ethanol customers rely on us to provide a reliable supply of product, and manage the logistics and timing of delivery with very little effort on their side. In meeting the needs of our customers, we secure supply from a variety of sources, including the Pacific Ethanol Plants, other plants in California for which we market ethanol, and suppliers in the Midwest, where a majority of ethanol manufacturers are located.

The Pacific Ethanol Plants are comprised of the four facilities described immediately below and have an aggregate annual production capacity of up to 200 million gallons. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)
Magic Valley	Burley, ID	60,000,000
Columbia	Boardman, OR	40,000,000
Stockton	Stockton, CA	60,000,000
Madera	Madera, CA	40,000,000

We intend to advance our position as the leading producer and marketer of low-carbon renewable fuels in the Western United States, in part by expanding our relationships with our current customers and establishing new relationships with customers outside that region. As we develop new customer relationships, we will seek new suppliers, including through the acquisition of additional production facilities. We have entered into a definitive merger agreement with Aventine, as discussed above, which we expect will add 315 million gallons of annual capacity to our existing portfolio of ethanol production assets, as well as additional supplies of co-products.

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

Business Strategy

Our primary goal is to advance our position as the leading producer and marketer of low-carbon renewable fuels in the Western United States and to extend our marketing business to new regional and international markets. The key elements of our business and growth strategy to achieve this objective include:

•	Expand ethanol production capacity and distribution infrastructure. We plan to increase our ethanol production capacity through our proposed merger with Aventine, which we plan to close in the second quarter in 2015. The merger will increase our annual ethanol production capacity by 315 million gallons. It will also increase our capacity to manufacture other co-products, and higher volumes of co-products, in addition to the array of co-products we currently produce. In addition, we plan to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the Western United States. We intend to evaluate and pursue new opportunities to acquire additional ethanol production, storage and distribution facilities and related infrastructure as financial resources and business prospects make the acquisition of these facilities advisable.
•	Lower the carbon intensity of our ethanol. Through a number of initiatives, we continue to reduce the carbon intensity of the ethanol we produce. We are able to sell our lower carbon intensity ethanol at premium prices to ethanol with a higher carbon intensity designation. Our ability to charge premium prices is due to various programs, such as California’s Low Carbon Fuel Standard, that encourage blenders to use lower carbon intensity ethanol in their gasoline.

•	Expand and diversify co-product sales. We plan to maintain and increase sales to animal feed customers in the local markets we serve for WDG, corn oil and other co-products. We also intend to add to the array of co-products we currently manufacture. Through our proposed merger with Aventine, we will add dry distillers grains, distillers yeast, corn gluten meal, corn gluten feed and corn germ. Many of these new co-products are higher value products.
•	Extend our marketing business into new regional and international markets. Through our proposed merger with Aventine, we will acquire ethanol production assets in the Midwest in regions where our marketing business is already active. This will strengthen our market position in the Midwest and provide opportunities to extend our marketing business into new regional markets within reach from Aventine’s plants in Illinois and Nebraska. The Aventine merger will also open opportunities to market ethanol and co-products internationally.
•	Install new technologies. We intend to continue to evaluate and implement new equipment and technologies to increase the yield and efficiency of our ethanol production facilities, reduce our use of carbon-based fuels and allow us to produce advanced biofuels.

•	Source new feedstock. When available and cost-effective, we intend to source a variety of feedstock to produce ethanol. In 2014, in addition to corn, we used beet sugar and waste wine in our production process as an alternative to corn, and will continue to source different and potentially abundant and cost-effective feedstock, including cellulosic feedstock, to supplement corn as the raw material used in the production of ethanol.

Competitive Strengths

We believe that our competitive strengths include the following:

•	Our customer and supplier relationships. We have developed extensive business relationships with our customers and suppliers. In particular, we have developed extensive business relationships with major and independent un-branded gasoline suppliers who collectively control the majority of all gasoline sales in California and other Western states. In addition, we have developed extensive business relationships with ethanol and grain suppliers throughout the Western and Midwestern United States.
•	Our ethanol distribution network. We believe that we have a competitive advantage due to our experience in marketing to customers in major metropolitan and rural markets in the Western United States. We have developed an ethanol distribution network for delivery of ethanol by truck to virtually every significant fuel terminal as well as to numerous smaller fuel terminals throughout California and other Western states. Fuel terminals have limited storage capacity and we have successfully secured storage tanks at many of the terminals we service. In addition, we have an extensive network of third-party delivery trucks available to deliver ethanol throughout the Western United States.

•	Our operational expertise. We began managing ethanol production facilities in 2006. We believe that we have developed operational expertise and know-how that can be used to continue operating the Pacific Ethanol Plants and provide operational services to third party facilities.
•	Our strategic locations. We operate the Pacific Ethanol Plants in markets where we believe local characteristics create an opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities. We believe a combination of factors enable us to achieve this cost advantage, including:
o	Locations near fuel blending facilities lower our ethanol transportation costs while providing timing and logistical advantages over competing locations that require ethanol to be shipped over much longer distances, and in many cases, require double-handling.
o	Locations adjacent to major rail lines allow the efficient delivery of corn in large unit trains from major corn-producing regions, and allow for the efficient delivery of ethanol in large unit trains to other markets, including markets with higher demand.
o	Locations near large concentrations of dairy and/or beef cattle enable delivery of WDG over short distances without the need for costly drying processes.
•	Our low carbon-intensity ethanol. The California Air Resources Board has enacted a Low-Carbon Fuel Standard for transportation fuels. Oregon, Washington and British Columbia are near enacting similar programs. According to California’s Low-Carbon Fuel Standard, all of the ethanol we produce across all of our production facilities has a lower carbon-intensity than most ethanol produced at plants by other producers. This is primarily because the Pacific Ethanol Plants use less energy in their production process. The ethanol produced in California by other producers, all of which we market, also has a lower carbon-intensity rating than either gasoline or ethanol produced in the Midwest. The lower carbon-intensity rating of ethanol we produce or resell is valued in the market by our customers and has enabled us to capture premium prices for our ethanol.
•	Modern technologies. The Pacific Ethanol Plants use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies in order to achieve lower operating costs, higher yields and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels.
•	Our experienced management. Neil M. Koehler, our President and Chief Executive Officer, has over 30 years of experience in the ethanol production, sales and marketing industry. Mr. Koehler is a Director of the Renewable Fuels Association, or RFA, and is a frequent speaker on the issue of renewable fuels and ethanol marketing production and policy. In addition to Mr. Koehler, we have seasoned managers with many years of experience in the ethanol, fuel and energy industries leading our various departments. We believe that the experience of our management over the past two decades and our ethanol marketing operations have enabled us to establish valuable relationships in the ethanol industry and understand the business of producing and marketing ethanol and its co-products.

We believe that these advantages will allow us to capture an increasing share of the total market for ethanol and its co-products.

Industry Overview and Market Opportunity

Overview of Ethanol Market

The primary applications for fuel-grade ethanol in the United States include:

•	Octane enhancer. On average, regular unleaded gasoline has an octane rating of 87 and premium unleaded gasoline has an octane rating of 91. In contrast, pure ethanol has an average octane rating of 113. Adding ethanol to gasoline enables refiners to produce greater quantities of lower octane blend stock with an octane rating of less than 87 before blending. In addition, ethanol is commonly added to finished regular grade gasoline as a means of producing higher octane mid-grade and premium gasoline.
•	Renewable fuels. Ethanol is blended with gasoline in order to enable gasoline refiners to comply with a variety of governmental programs, in particular, the national Renewable Fuel Standard, or national RFS, which was enacted to promote alternatives to fossil fuels. See “—Governmental Regulation.”
•	Fuel blending. In addition to its performance and environmental benefits, ethanol is used to extend fuel supplies. In light of the need for transportation fuel in the United States and the dependence on foreign crude oil and refined products, the United States is increasingly seeking domestic sources of fuel. Much of the ethanol blending throughout the United States is done for the purpose of extending the volume of fuel sold at the gasoline pump.

The United States ethanol industry is supported by federal and state legislation and regulation. For example, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. Under the national RFS, the mandated use of all renewable fuels rises incrementally in succeeding years and peaks at 36.0 billion gallons by 2022. Under the national RFS, approximately 13.8 billion gallons in 2013 and 14.4 billion gallons in 2014 were required from conventional, or corn-based, ethanol, which rises and peaks at 15.0 billion gallons in 2015. The national RFS allows the Environmental Protection Agency, or EPA, to adjust the annual requirement based on certain facts. The EPA has not released the Renewable Volume Obligations, or RVO, for 2014 and has not issued a draft proposal for 2015. The EPA has indicated that its previous 2014 draft proposal for a total of 15.2 billion gallons for all renewable fuels, including 13.0 billion gallons for conventional renewable fuels in 2014, will not be the final regulation and that it expects to issue a final RVO for 2014 in the second quarter of 2015. Despite the current uncertainty from the EPA, we believe that the national RFS will continue to provide long-term support for increasing the demand for ethanol and other biofuels.

According to the U.S. Energy Information Administration, the domestic ethanol industry produced approximately 14.2 billion gallons of ethanol in 2014. We believe that the ethanol market in California alone represented approximately 10% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol is not shipped in these types of pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks. Ethanol prices in the Western United States have typically been $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities. For 2014, however, ethanol prices in the Western United States averaged $0.32 per gallon higher than ethanol prices in the Midwest due to rail logistics challenges and weather conditions during the winter which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate.

We believe that approximately 90% of the ethanol produced in the United States is made in the Midwest from corn. According to the Department of Energy, or DOE, ethanol is generally blended at a rate of 10% by volume, but is also blended at a rate of up to 85% by volume for vehicles designed to operate on 85% ethanol. The EPA has increased the allowable blend of ethanol in gasoline from 10% by volume to 15% by volume for model year 2001 and newer automobiles, pending final approvals by certain state regulatory authorities. Some retailers have begun blending at higher rates in states that have approved higher blend rates.

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

According to the DOE, total annual gasoline consumption in the United States is approximately 136 billion gallons and total annual ethanol consumption represented approximately 10% of this amount in 2014. The domestic ethanol industry has substantially reached the initial 10% blend ratio, and we believe the industry has significant potential for growth as the industry migrates to an up to 15% blend ratio, which equals an annual demand of between 13.4 billion and 20.1 billion gallons of ethanol. Furthermore, the national RFS requires an increase of up to 36.0 billion gallons of ethanol annually by 2022, subject to an annual EPA review to adjust targets based on availability of commercially produced advanced and cellulose biofuels.

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

The residual stillage is separated into a coarse grain portion and a liquid portion through a centrifugation process. The soluble liquid portion is concentrated to about 40% dissolved solids by an evaporation process. This intermediate state is called condensed distillers solubles, or syrup. The coarse grain and syrup portions are then mixed to produce WDG or can be mixed and dried to produce dried distillers grain with solubles. Both WDG and DDGS are high-protein animal feed products.

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

Historically, the market price for distillers grains has generally tracked the value of corn. We believe that the market price of DDGS is determined by a number of factors, including the market value of corn, soybean meal and other competitive ingredients, the performance or value of DDGS in a particular feed formulation and general market forces of supply and demand, including export markets for these co-products. The market price of distillers grains is also often influenced by nutritional models that calculate the feed value of distillers grains by nutritional content, as well as reliability of consistent supply.

Customers

We market and sell through Kinergy all of the ethanol produced by the Pacific Ethanol Plants and ethanol produced by other third-parties. We have extensive customer relationships throughout the Western United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. These customers collectively require ethanol volumes in excess of the supply produced in the Western United States. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States and the Midwest from a variety of sources. In addition, we sell WDG and corn oil produced by the Pacific Ethanol Plants to customers comprised of dairies, feedlots and poultry and biodiesel customers located near the Pacific Ethanol Plants. We do not market co-products from other ethanol producers.

We generated $987.9 million, $781.7 million and $699.5 million in net sales for the years ended December 31, 2014, 2013, and 2012, respectively, from the sale of ethanol. We generated $111.5 million, $118.7 million and $110.7 million in net sales for the years ended December 31, 2014, 2013, and 2012, respectively, from the sale of co-products.

During 2014, 2013 and 2012, we produced or purchased ethanol from third parties and resold an aggregate of approximately 400 million, 302 million and 285 million gallons of fuel-grade ethanol to approximately 41, 37 and 52 customers, respectively. Sales to our four largest customers, Chevron Products USA, Valero Energy Corporation, Sinclair Oil Corporation and Tesoro Refining and Marketing Company LLC in 2014, 2013 and 2012 represented an aggregate of approximately 59%, 58% and 51%, of our net sales, respectively. Sales to each of our other customers represented less than 10% of our net sales in each of 2014, 2013 and 2012.

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

During 2014, 2013 and 2012, we purchased fuel-grade ethanol and corn, the largest component in producing ethanol, from our suppliers. Purchases from our three largest suppliers represented an aggregate of approximately 53%, 59% and 64% of our total ethanol and corn purchases for 2014, 2013 and 2012, respectively. Purchases from each of our other suppliers represented less than 10% of total ethanol and corn purchases in each of 2014, 2013 and 2012. In 2014, we obtained 42% of our ethanol supplies from Midwest producers to supplement production in the Western United States.

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

Pacific Ethanol Plants

The table below provides an overview of the Pacific Ethanol Plants owned by PE Op Co. and operated by us. We hold a 96% ownership interest in PE Op Co. The Pacific Ethanol Plants have an aggregate annual production capacity of up to 200 million gallons. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages.

All of the Pacific Ethanol Plants are operational. As market conditions change, we may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

	Madera Facility	Columbia Facility	Magic Valley Facility	Stockton Facility
Location	Madera, CA	Boardman, OR	Burley, ID	Stockton, CA
Approximate maximum annual ethanol production capacity (in millions of gallons)	40	40	60	60
Ownership by PE Op Co.	100%	100%	100%	100%
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas
Estimated annual WDG production capacity (in thousands of tons)	293	293	418	418

We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with the Plant Owners, and supply all goods and materials necessary to operate and maintain each Pacific Ethanol Plant.

Commodity Risk Management

We employ various risk mitigation techniques. For example, we may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price or variable-price contracts with our suppliers, as well as entering into derivative contracts for ethanol, corn and natural gas. To mitigate ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks by selling exchange-traded futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins. However, given the nature of our business, we cannot effectively hedge against extreme volatility or certain market conditions. For example, ethanol prices, as reported by the Chicago Board of Trade, or CBOT, ranged from $1.50 to $3.52 per gallon during 2014 and corn prices, as reported by the CBOT, ranged from $3.21 to $5.16 per bushel during 2014.

Marketing Arrangements

In addition to our marketing agreements with the Plant Owners to market all of the ethanol produced at the Pacific Ethanol Plants, we have exclusive ethanol marketing agreements with third-party ethanol producers, including Calgren Renewable Fuels, LLC and AE Advanced Fuels Keyes, Inc. to market and sell their entire ethanol production volumes. Calgren Renewable Fuels, LLC owns and operates an ethanol production facility in Pixley, California with annual production capacity of 55 million gallons. AE Advanced Fuels Keyes, Inc. owns and operates an ethanol production facility in Keyes, California with annual production capacity of 55 million gallons. We intend to evaluate and pursue opportunities to enter into marketing arrangements with other ethanol producers as business prospects make these marketing arrangements advisable.

Competition

We operate in the highly competitive ethanol production and marketing industry. The largest ethanol producers in the United States are Archer Daniels Midland Company and Valero Energy Corporation, collectively with over 20% of the total installed capacity of ethanol in the United States. In addition, there are many mid-size producers with several plants under ownership, smaller producers with one or two plants, and several ethanol marketers that create significant competition. Overall, we believe there are over 200 ethanol facilities in the United States with a total installed operating capacity of approximately 15 billion gallons and many brokers and marketers with whom we compete for sales of ethanol and its co-products.

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

In addition, some governmental regulations are helpful to our ethanol production and marketing business. The ethanol fuel industry is greatly dependent upon mandates and environmental regulations that favor the use of ethanol in motor fuel blends in North America. Some of the governmental regulations applicable to our ethanol production and marketing business are briefly described below.

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

The EPA has not released the RVO for 2014 and has not issued a draft proposal for 2015. The EPA has indicated that its previous 2014 draft proposal for a total of 15.2 billion gallons for all renewable fuels, including 13.0 billion gallons for conventional renewable fuels in 2014, will not be the final regulation and that it expects to issue the final RVO for 2014 in the second quarter of 2015. Despite the current uncertainty from the EPA, we believe that the national RFS will continue to provide long-term support for increasing the demand for ethanol and other biofuels.

Legislation aimed at reducing or eliminating the renewable fuel use required by the national RFS has been introduced in the United States Congress. On February 4, 2015, the RFS Elimination Act (H.R. 703) was introduced in the House of Representatives. The bill would fully repeal the national RFS. Also introduced on February 4, 2015, was the RFS Reform Act (H.R. 704), which prohibits corn-based ethanol from meeting the national RFS requirements, caps the amount of ethanol that can be blended into conventional gasoline at 10%, and requires the EPA to set requirements for cellulosic biofuels at actual production levels. On February 3, 2015, a bill (H.R. 21) was introduced in the House of Representatives to vacate the waiver issued by EPA allowing the use of 15% ethanol blends in certain light-duty vehicles. On February 26, 2015, the Corn Ethanol Mandate Elimination Act of 2015 was introduced in the Senate. The bill would eliminate corn ethanol as qualifying as a renewable fuel under the national RFS. All of these bills were assigned to a congressional committee, which will consider them before possibly sending any of them on to the House of Representatives or the Senate as a whole.

E15 (a Blend of Gasoline and Ethanol)

The EPA has allowed fuel and fuel-additive manufacturers to introduce into commercial gasoline that contains greater than 10% ethanol by volume, up to 15% ethanol by volume, or E15, for vehicles from model year 2001 and beyond. Additional changes to some states’ laws to allow for the use of E15 are still required, however, commercial sale of E15 has begun in some states.

State Energy Legislation and Regulations

In January 2007, California’s Governor signed an executive order directing the California Air Resources Board to implement California’s Low-Carbon Fuel Standard for transportation fuels. California’s Low-Carbon Fuel Standard requires fuel suppliers to reduce the carbon intensity of transportation fuels to 10% below 2010 levels by 2020. The Governor’s office estimates that the standard will have the effect of increasing current renewable fuels use in California by three to five times by 2020.

Over the past year, the California Air Resources Board has engaged in a comprehensive process to re-adopt California’s Low-Carbon Fuel Standard for transportation fuels through 2030 and to apply aggressive new carbon intensity reduction targets for the final 10 years. In early March 2015, the California Air Resources Board staff held a public hearing on the proposed final rule. We expect formal approval of the rule during the summer of 2015 and expect the revised program to begin January 1, 2016. We believe the revised program will be beneficial as we produce among the lowest carbon intensity ethanol commercially available, and we receive a premium for the fuel we sell into the California marketplace, which we expect will increase as the compliance curve steepens beginning in 2016.

California’s Low-Carbon Fuel Standard has also resulted in similar regulations in the neighboring states of Oregon and Washington, and into the Canadian province of British Columbia. These regions, together with California, represent a very large segment of the overall demand for transportation fuels in the United States.

Additional Environmental Regulations

In addition to the governmental regulations applicable to the ethanol production and marketing industry described above, our business is subject to additional federal, state and local environmental regulations, including regulations established by the EPA, the San Joaquin Valley Regional Water Quality Control Board, the San Joaquin Valley Air Pollution Control District and the California Air Resources Board. We cannot predict the manner or extent to which these regulations will harm or help our business or the ethanol production and marketing industry in general.

Employees

As of March 13, 2015, we had approximately 180 full-time employees. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 1A.	Risk Factors.

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Report and in our other filings with the Securities and Exchange Commission, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Pacific Ethanol, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

Risks Related to the Merger with Aventine

The pendency of the merger with Aventine could have an adverse effect on the price of our common stock, business, financial condition, results of operations or business prospects.

While we are not aware of any significant adverse effects to date, the pendency of the merger with Aventine could disrupt our business in the following ways, among others:

•	our customers and other third-party business partners may seek to terminate and/or renegotiate their relationships with us as a result of the merger, whether pursuant to the terms of their existing agreements with us or otherwise;
•	the attention of our management may be directed toward the completion of the merger and related matters and may be diverted from our day-to-day business operations, including from other opportunities that might otherwise be beneficial to us; and
•	current and prospective employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel.

Should they occur, any of these matters could adversely affect our stock price, or harm our financial condition, results of operations or business prospects.

Failure to complete the merger could adversely affect our stock price and future business and financial results.

Completion of the merger is subject to a number of conditions, including among other things, the receipt of approval of the Pacific Ethanol and Aventine stockholders. There is no assurance that the parties will receive the necessary approvals or satisfy the other conditions to the completion of the merger, including, among others, the condition that our volume-weighted average closing price per share for the 20 trading days immediately preceding the closing of the merger must equal or exceed $10.00. Failure to complete the proposed merger will prevent us and Aventine from realizing the anticipated benefits of the merger. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees, unless provided otherwise by the merger agreement. In addition, the market price of our common stock may reflect various market assumptions as to whether the merger will occur. Consequently, the failure to complete the merger could result in a significant change in the market price of our common stock.

Obtaining required approvals necessary to satisfy the conditions to the completion of the merger may delay or prevent completion of the merger.

To complete the merger, our stockholders must approve the issuance of shares of our common stock and non-voting common stock and the amendment of our Certificate of Incorporation and holders of at least 66-2/3% of our Series B Cumulative Redeemable Convertible Preferred Stock, or Series B Preferred Stock, must agree not to treat the merger as a liquidation, dissolution or winding up within the meaning of the Series B Certificate of Designations, each as contemplated by the merger agreement, and Aventine stockholders must adopt the merger agreement and approve the merger. In addition, the completion of the merger is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals. On February 18, 2014, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act. Pacific Ethanol and Aventine intend to pursue all required approvals in accordance with the merger agreement. No assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the merger agreement.

Termination of the merger agreement could negatively impact us.

If the merger agreement is terminated, there may be various consequences. For example, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, we may be required to pay to Aventine a termination fee of $5,982,000 or an expense reimbursement amount of up to $1,994,000.

The market price of our common stock after the merger may be affected by factors different from those currently affecting our shares.

Upon completion of the merger, holders of Aventine common stock will become holders of our common stock and/or non-voting common stock. Our business differs in important respects from that of Aventine, and, accordingly, the results of operations of the combined company and the market price of our common stock after the completion of the merger may be affected by factors different from those currently affecting our operations.

The issuance of shares of our common stock to Aventine stockholders in the merger will substantially dilute the interest in Pacific Ethanol held by our stockholders prior to the merger.

If the merger is completed, it is estimated that we will issue up to approximately 17,755,300 shares of our common stock and non-voting common stock upon the closing of the merger, assuming no exercise or conversion of outstanding options and warrants. Based on the number of shares of Pacific Ethanol and Aventine common stock issued and outstanding on the Pacific Ethanol and Aventine record dates, Aventine stockholders before the merger will own, in the aggregate, approximately 42% of the aggregate number of shares of our common stock and non-voting common stock issued and outstanding immediately after the merger. The issuance of shares of our common stock and/or non-voting common stock to Aventine stockholders in the merger will cause a 42% reduction in the relative percentage interest of our current stockholders in the earnings, voting rights, liquidation value and book and market value of Pacific Ethanol. It is expected that Pacific Ethanol stockholders before the merger will hold approximately 58% of the total Pacific Ethanol common stock and non-voting common stock issued and outstanding immediately following the completion of the merger. In other words, Pacific Ethanol’s stockholders before the merger will experience dilution in the amount of 42% as a result of the merger.

Risks Related to the Combined Company if the Merger is Completed

The failure to successfully integrate the businesses of Pacific Ethanol and Aventine in the expected timeframe would adversely affect the combined company’s future results following the completion of the merger.

The success of the merger will depend, in large part, on the ability of the combined company following the completion of the merger to realize the anticipated benefits from combining our business with the business of Aventine. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Pacific Ethanol and Aventine. This integration will be complex and time-consuming.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the merger.

Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;
•	complexities associated with managing the larger, more complex, combined business;
•	integrating personnel from the two companies;
•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger; and
•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

The combined company’s future results will suffer if the combined company does not effectively manage its expanded operations following the merger.

Following the merger, the size of the combined company’s business will be significantly larger than the current businesses of Pacific Ethanol and Aventine. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for the combined company’s management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. Neither we nor Aventine can assure you that the combined company will be successful or that the combined company will realize the expected operating efficiencies, annual net operating synergies, revenue enhancements and other benefits currently anticipated to result from the merger.

Aventine is currently engaged in litigation regarding its Aurora West Facility located in Aurora, Nebraska.

Among other legal claims, the Aurora Coop has filed legal claims against Aventine asserting that it has the right, pursuant to an agreement between Aventine and the Aurora Coop, dated March 23, 2010, to exercise an option to acquire the 84 acres of land upon which the Aurora West Facility is located, together with the Aurora West Facility and all related improvements, for a purchase price of $16,500 per acre (approximately $1,386,000).  The Aurora Coop asserts that its contractual right to exercise this option arose on July 1, 2012 due to Aventine’s alleged failure to complete construction of the Aurora West Facility as of such date. The Aurora Coop asserts that it has the right to take title to the land on which the Aurora West Facility is located and all improvements thereon, including the Aurora West Facility. Aventine disputes the allegations and claims asserted by the Aurora Coop, and Aventine denies the validity and effectiveness of the Aurora Coop’s exercise of its option to purchase the land on which the Aurora West Facility is located. Aventine has asserted in its legal filings that it has satisfied its contractual obligations with respect to the completion of the plant as of the required date. Aventine has advised that it will continue to vigorously defend against any assertion that the Aurora Coop has any right to repurchase the land or any improvements on the land.  The action is currently pending in the United States District Court, Nebraska (Case No. 4:12 cv 0230). If Aventine is unsuccessful in defending this litigation, a number of outcomes may occur, including, without limitation, the conveyance of the land on which the Aurora West Facility is located (together with the Aurora West Facility and all related improvements) to the Aurora Coop for a purchase price that is substantially below the fair market value of the land and the facility, which Aventine believes would be an inequitable resolution of this claim, together with an unspecified amount of damages to the Aurora Coop related to the income the Aurora Coop alleges that it could have generated if the land had been conveyed as of an earlier date.  An adverse outcome in Aventine’s defense of this litigation, could materially adversely affect Aventine’s business, financial condition, and results of operations.

Aventine is attempting to establish a rail connection in conjunction with the Burlington Northern Santa Fe Railroad Company.

Aventine has advised that it is using its commercially reasonable efforts to complete all necessary arrangements, including engineering, design and contracting with the Burlington Northern Santa Fe Railroad Company, or BNSF, as promptly as practicable, in order to establish a new connection through the rail facilities of its subsidiary, Nebraska Energy, L.L.C., or NELLC, to the inner rail loop track belonging to Aventine’s Aurora West Facility along with the associated “diamond switch” crossing the outer rail loop, along a path that lies entirely on land owned by NELLC or Aventine’s subsidiary, Aventine Renewable Energy – Aurora West, LLC, such that the Aurora West Facility will be able to ship ethanol by rail in unit trains and single cars. However, there are no guarantees that Aventine will be able to complete the rail connection on a certain schedule (or at all). If such connection is not obtained it could have a material adverse effect on the combined company’s future results following the completion of the merger.

An affiliate of Aventine is currently engaged in a dispute in connection its prior storage surplus beet sugar and amounts owed by such affiliate.

In 2013, Aventine Renewable Energy, Inc., a wholly owned affiliate of Aventine, or ARE, Inc., purchased surplus beet sugar through a U.S. Department of Agriculture program for Aventine’s operations. The Western Sugar Cooperative, or Western Sugar, among other entities, warehoused this surplus sugar. ARE, Inc. paid for the warehousing of this sugar from inception of the relationship. Western Sugar, however, subsequently asserted that certain penalty rates for the storage of this product should have applied despite the lack of an agreement to such rates by ARE, Inc. Aventine and ARE, Inc. had been attempting to resolve the matter short of formal litigation when, on February 27, 2015, Western Sugar filed an action in the United States District Court, District of Colorado, seeking payment of the penalty storage fees as “expectation damages,” in the amount of approximately $8.6 million. Aventine considers these claims to be without merit and will aggressively defend against them. ARE, Inc. and Aventine’s inability to successfully defend this matter could have a material adverse effect on the combined company’s future results following the completion of the merger.

The loss of key personnel could have a material adverse effect on the combined company’s business, financial condition or results of operations after the merger.

The success of the merger will depend in part on the combined company’s ability to retain key Pacific Ethanol and Aventine employees who continue employment with the combined company after the merger is completed. It is possible that these employees might decide not to remain with the combined company after the merger is completed. If these key employees terminate their employment, the combined company’s business activities might be adversely affected, management’s attention might be diverted from integrating Pacific Ethanol and Aventine to recruiting suitable replacements and the combined company’s business, financial condition or results of operations could be adversely affected. In addition, the combined company might not be able to locate suitable replacements for any such key employees who leave the combined company or offer employment to potential replacements on reasonable terms.

The success of the combined company will also depend on relationships with third parties and pre-existing customers of Pacific Ethanol and Aventine, which relationships may be affected by customer preferences or public attitudes about the merger. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition or results of operations.

The combined company’s success will depend on the ability to maintain and renew business relationships, including relationships with pre-existing customers of both Pacific Ethanol and Aventine, and to establish new business relationships. There can be no assurance that the business of the combined company will be able to maintain pre-existing customer contracts and other business relationships, or enter into or maintain new customer contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on the business, financial condition or results of operations of the combined company.

The combined company will incur significant transaction and merger-related costs in connection with the merger.

Pacific Ethanol and Aventine expect to incur significant costs associated with completing the merger and combining the operations of the two companies. The exact magnitude of these costs is not yet known. In addition, there may be unanticipated costs associated with the integration. Although Pacific Ethanol and Aventine expect that the elimination of duplicative costs and other efficiencies may offset incremental transaction and merger-related costs over time, these benefits may not be achieved in the near term or at all.

The combined company will record goodwill that could become impaired and adversely affect the combined company’s operating results.

The merger will be accounted for as an acquisition by Pacific Ethanol in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Aventine will be recorded, as of completion, at their respective fair values and added to ours. The reported financial condition and results of operations of Pacific Ethanol issued after completion of the merger will reflect Aventine balances and results after completion of the merger, but will not be restated retroactively to reflect the historical financial position or results of operations of Aventine for periods prior to the merger. Following completion of the merger, the earnings of the combined company will reflect acquisition accounting adjustments.

Under the acquisition method of accounting, the total purchase price will be allocated to Aventine’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values will be recorded as goodwill. The merger may result in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, the combined company may incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on the combined company’s operating results.

The combined company’s indebtedness following the merger will be greater than Pacific Ethanol’s existing indebtedness. Therefore, it may be more difficult for the combined company to pay or refinance its debts and the combined company may need to divert its cash flow from operations to debt service payments. The additional indebtedness could limit the combined company’s ability to pursue other strategic opportunities and increase its vulnerability to adverse economic and industry conditions.

In connection with the merger, the combined company will also be responsible for Aventine’s outstanding debt. Our total indebtedness as of December 31, 2014 was approximately $34.5 million. Our pro forma total consolidated indebtedness as of December 31, 2014, after giving effect to the merger, would have been approximately $195.5 million (all of which would be non-current). The combined company’s debt service obligations with respect to this increased indebtedness could have a material adverse impact on its earnings and cash flows, which after the merger would include the earnings and cash flows of Aventine, for as long as the indebtedness is outstanding.

The combined company’s increased indebtedness could also have important consequences to holders of our common stock. For example, it could:

•	make it more difficult for the combined company to pay or refinance its debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause the combined company to not have sufficient cash flows from operations to make its scheduled debt payments;
•	limit the combined company’s flexibility to pursue other strategic opportunities or react to changes in its business and the industry in which it operates and, consequently, place the combined company at a competitive disadvantage to its competitors with less debt; or
•	require a substantial portion of the combined company’s cash flows from operations to be used for debt service payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions, dividend payments and other general corporate purposes.

Based upon current levels of operations, we expect the combined company to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under its existing credit facilities, indentures and other instruments governing their outstanding indebtedness, and the indebtedness of Aventine that may remain outstanding after the merger, but there can be no assurance that the combined company will be able to repay or refinance such borrowings and obligations.

The merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

Although the merger is expected to be accretive to earnings per share, the merger may not be accretive, and may be dilutive, to our earnings per share. The expectation that the merger will be accretive is based on preliminary estimates that may materially change. All of the risk factors applicable to the ethanol industry and our business as a marketer and producer of ethanol are also be applicable to Aventine’s business and will be applicable to the combined company after the merger. In addition, future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than may be expected, including:

•	adverse changes in market conditions;
•	commodity prices for corn, ethanol, gasoline and crude oil;
•	production levels;
•	operating results;
•	competitive conditions;
•	laws and regulations affecting the ethanol business;
•	capital expenditure obligations; and
•	general economic conditions.

Any dilution of, or decrease or delay of any accretion to, our earnings per share could cause the price of our common stock to decline.

Business issues currently faced by one company may be imputed to the operations of the other company or the combined company.

To the extent that either we or Aventine currently has or is perceived by customers to have operational challenges, those challenges may raise concerns by existing customers of the other company following the merger which may limit or impede our future ability to maintain relationships with those customers.

Resales of shares of our common stock to be issued upon closing of the merger, or a perception that a substantial number of such shares merger will be resold into the market, may cause the market price of our common stock and the value of your investment to decline significantly.

We currently estimate that we will issue up to an aggregate of approximately 17,755,300 shares of our common stock and non-voting common stock upon the closing of the merger, assuming no exercise or conversion of Aventine’s outstanding options and warrants. A majority of the newly issued shares are subject to stockholders agreements entered into by us and certain stockholders of Aventine prohibiting the sale of our shares issued in connection with the merger for various periods of time. The issuance of these new shares of our common stock and non-voting common stock, and the sale of these new shares of common stock (including shares of common stock issuable upon conversion of shares of non-voting common stock issued in the merger) by current Aventine stockholders (i) after the merger, for those Aventine stockholders not subject to the stockholders agreements, or (ii) after applicable restrictive periods have passed for those Aventine stockholders subject to the stockholders agreements, or the perception that these sales could occur, could have the effect of depressing the market price for shares of our common stock. In addition, the issuance of shares of our common stock upon exercise of our outstanding options and warrants or upon conversion of our Series B Preferred Stock could also have the effect of depressing the market price for shares of our common stock.

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

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the RFA, domestic ethanol production capacity has increased from an annualized rate of 1.5 billion gallons per year in January 1999 to 14.5 billion gallons in 2014. In addition, due to significantly improved ethanol production margins, we anticipate that owners of idle ethanol production facilities, many of which were idled due to poor production margins, will restart operations, thereby resulting in more abundant ethanol supplies and inventories. Any increase in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $1.50 to $3.52 per gallon during 2014 and corn prices, as reported by the CBOT, ranged from $3.21 to $5.16 per bushel during 2014. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

The EPA has implemented the national RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The national RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. The domestic market for ethanol is significantly impacted by federal mandates under the national RFS program for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for ethanol will be largely dependent upon incentives to blend ethanol into motor fuels, including the relative price of gasoline versus ethanol, the relative octane value of ethanol, constraints in the ability of vehicles to use higher ethanol blends, the national RFS, and other applicable environmental requirements. Any significant increase in production capacity above the national RFS minimum requirements may have an adverse impact on ethanol prices.

Legislation aimed at reducing or eliminating the renewable fuel use required by the national RFS has been introduced in the United States Congress. On February 4, 2015, the RFS Elimination Act (H.R. 703) was introduced in the House of Representatives. The bill would fully repeal the national RFS. Also introduced on February 4, 2015, was the RFS Reform Act (H.R. 704), which prohibits corn-based ethanol from meeting the national RFS requirements, caps the amount of ethanol that can be blended into conventional gasoline at 10%, and requires the EPA to set requirements for cellulosic biofuels at actual production levels. On February 3, 2015, a bill (H.R. 21) was introduced in the House of Representatives to vacate the waiver issued by EPA allowing the use of 15% ethanol blends in certain light-duty vehicles. On February 26, 2015, the Corn Ethanol Mandate Elimination Act of 2015 was introduced in the Senate. The bill would eliminate corn ethanol as qualifying as a renewable fuel under the national RFS. All of these bills were assigned to a congressional committee, which will consider them before possibly sending any of them on to the House of Representatives or the Senate as a whole. Our operations could be adversely impacted if the RFS Elimination Act, the RFS Reform Act, the Corn Ethanol Mandate Elimination Act or other legislation is enacted that reduces or eliminates the national RFS volume requirements or that reduces or eliminates corn ethanol as qualifying as a renewable fuel under the national RFS.

Under the provisions of the Clean Air Act, as amended by the Energy Independence and Security Act of 2007, the EPA has limited authority to waive or reduce the mandated national RFS requirements, which authority is subject to consultation with the Secretaries of Agriculture and Energy, and based on a determination that there is inadequate domestic renewable fuel supply or implementation of the applicable requirements would severely harm the economy or environment of a state, region or the United States. On November 15, 2013, the EPA released its Notice of Proposed Rulemaking for the national RFS for 2014. The EPA proposed to reduce the RVO for 2014 for key categories of biofuel covered by the national RFS below the 2014 volumes specified in 2007 by the Energy Independence and Security Act of 2007 and below the RVO for 2013. However, the EPA withdrew its proposal on December 9, 2014, and announced that it would not finalize the RVO for 2014 until 2015. The EPA has indicated that its previous 2014 draft proposal for a total of 15.2 billion gallons for all renewable fuels, including 13.0 billion gallons for conventional renewable fuels in 2014, will not be the final regulation and that it expects to issue the final RVO for 2014 in the second quarter of 2015. In addition, the EPA announced that it would propose the RVO for 2015 and 2016 simultaneously in 2015. Our operations could be adversely impacted if the EPA finalizes RVO levels that are below the levels specified in the national RFS.

Future demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception, consumer acceptance and overall consumer demand for transportation fuel, any of which could negatively affect demand for ethanol and our results of operations.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from other feedstock and that it negatively impacts consumers by causing increased prices for dairy, meat and other food generated from livestock that consume corn. Additionally, ethanol critics contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of federal mandates, which would adversely affect the demand for ethanol. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel.

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

In addition to ethanol produced by the Pacific Ethanol Plants, we also depend on one third-party supplier for a significant portion of the ethanol we sell. If this supplier does not continue to supply us with ethanol in adequate amounts, we may be unable to satisfy the demands of our customers and our sales, profitability and relationships with our customers will be adversely affected.

In addition to the ethanol produced by the Pacific Ethanol Plants, we also depend, and expect to continue to depend for the foreseeable future, on one third-party supplier for a significant portion of the total amount of ethanol that we sell. During 2014, 2013 and 2012, one supplier provided in excess of 10% of the total volume of ethanol we sold, accounting for an aggregate of approximately $134.6 million, $145.2 million and $109.9 million in net sales, representing 12%, 16% and 13% of our net sales, respectively, for those periods. This third-party supplier is located in the Midwest. The delivery of ethanol from this supplier is therefore subject to delays resulting from inclement weather and other conditions. If this supplier is unable or declines for any reason to continue to supply us with ethanol in adequate amounts, we may be unable to replace that supplier and source other supplies of ethanol in a timely manner, or at all, to satisfy the demands of our customers. If this occurs, our sales, profitability and our relationships with our customers will be adversely affected.

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

The majority of our sales are generated from a small number of customers. During 2014, 2013 and 2012, four customers accounted for an aggregate of approximately $659 million, $521 million and $410 million in net sales, representing 59%, 58% and 51% of our net sales, respectively, for those periods. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	fluctuations in the market prices of ethanol and its co-products, including WDG and corn oil;
•	the cost of key inputs to the production of ethanol, including corn and natural gas;
•	the volume and timing of the receipt of orders for ethanol from major customers;
•	competitive pricing pressures;
•	our ability to timely and cost-effectively produce, sell and deliver ethanol;
•	the announcement, introduction and market acceptance of one or more alternatives to ethanol;
•	losses resulting from adjustments to the fair values of our outstanding warrants to purchase our common stock;
•	changes in market valuations of companies similar to us;
•	stock market price and volume fluctuations generally;
•	the possibility that the anticipated benefits from our pending acquisition of Aventine cannot be fully realized in a timely manner or at all, or that integrating future acquired operations will be more difficult, disruptive or costly than anticipated;
•	regulatory developments or increased enforcement;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	our inability to obtain any necessary financing;
•	our financing activities and future sales of our common stock or other securities; and
•	our ability to maintain contracts that are critical to our operations.

Furthermore, we believe that the economic conditions in California and other Western states, as well as the United States as a whole, could have a negative impact on our results of operations. Demand for ethanol could also be adversely affected by a slow-down in the overall demand for oxygenate and gasoline additive products. The levels of our ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or an annual basis.

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

Our Series B Preferred Stock, which is convertible into our common stock, and outstanding options to acquire our common stock issued to employees, directors and others, and warrants to purchase our common stock, allow the holders of these derivative securities an opportunity to profit from a rise in the market price of our common stock. In addition, we may elect to issue shares of our common stock in lieu of accrued and unpaid cash dividends on our Series B Preferred Stock. We have issued common stock in respect of our derivative securities and accrued and unpaid dividends on our Series B Preferred Stock in the past and may do so in the future. If the prices at which our derivative securities are converted or exercised, or at which shares of common stock in lieu of accrued and unpaid dividends on our Series B Preferred Stock are issued, are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. Our issuance of shares of common stock under these circumstances will also reduce your voting power. In addition, sales of a substantial number of shares of common stock resulting from any of these issuances, or even the perception that these sales could occur, could adversely affect the market price of our common stock. As a result, you could experience a significant decline in the value of your investment as a result of both the actual and potential issuance of shares of our common stock.

Item 1B.	Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2014 fiscal year and that remain unresolved.

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

On May 24, 2013, GS CleanTech Corporation (“GS CleanTech”), filed a suit in the United States District Court for the Eastern District of California, Sacramento Division (Case No.: 2:13-CV-01042-JAM-AC), naming Pacific Ethanol, Inc. as a defendant. On August 29, 2013, the case was transferred to the United States District Court for the Southern District of Indiana and made part of the pre-existing multi-district litigation involving GS CleanTech and multiple defendants. The suit alleged infringement of a patent assigned to GS CleanTech by virtue of certain corn oil separation technology in use at one or more of the ethanol production facilities in which we have an interest, including Pacific Ethanol Stockton LLC (“PE Stockton”), located in Stockton, California. The complaint sought preliminary and permanent injunctions against us, prohibiting future infringement on the patent owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, but in any event no less than a reasonable royalty for the use made of the inventions of the patent, plus attorneys’ fees. We answered the complaint, counterclaimed that the patent claims at issue, as well as the claims in several related patents, are invalid and unenforceable and that we are not infringing. Pacific Ethanol, Inc. does not itself use any corn oil separation technology and we may seek a dismissal on those grounds.

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two of our subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC (“PE Magic Valley”). The claims were similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases were transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against Pacific Ethanol, Inc. was pending. Although PE Stockton and PE Magic Valley do separate and market corn oil, Pacific Ethanol, Inc., PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. In a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for Pacific Ethanol, Inc., PE Stockton and PE Magic Valley finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed. GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. The only remaining claim alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is expected later in 2015. If the Defendants, including Pacific Ethanol, Inc., PE Stockton and PE Magic Valley, succeed in proving inequitable conduct, then the Court will be asked to determine whether GS Cleantech’s behavior makes this an “exceptional case”. A finding that this is an exceptional case would allow the Court to award to Pacific Ethanol, Inc., PE Stockton and PE Magic Valley the attorneys’ fees expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling. We did not record a provision for these matters as of December 31, 2014 as we intend to vigorously defend these allegations and believe a material adverse ruling against Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley is not probable. We believe that any liability Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley may incur would not have a material adverse effect on our financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “PEIX”. On May 14, 2013, we effected a one-for-fifteen reverse split of our common stock. The table below shows, for each fiscal quarter indicated, the high and low sales prices of shares of our common stock. The prices for periods prior May 14, 2013 have been retroactively restated as if the reverse split had occurred on January 1, 2013. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Price Range
	High	Low
Year Ended December 31, 2014:
First Quarter (January 1 – March 31)	$18.20	$4.83
Second Quarter (April 1 – June 30)	$18.65	$10.43
Third Quarter (July 1 – September 30)	$23.97	$13.75
Fourth Quarter (October 1 – December 31)	$15.57	$9.10

Year Ended December 31, 2013:
First Quarter	$7.05	$4.50
Second Quarter	$5.69	$3.42
Third Quarter	$4.98	$3.45
Fourth Quarter	$5.52	$2.33

Security Holders

As of March 13, 2015, we had 24,511,200 shares of common stock outstanding held of record by approximately 300 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 13, 2015, the closing sales price of our common stock on The NASDAQ Capital Market was $10.29 per share.

Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Composite Index and The NASDAQ Clean Edge Green Energy Index, or Peer Group, in each case over the five-year period ended December 31, 2014.

The graph assumes $100 invested at the indicated starting date in our common stock and in each of The NASDAQ Composite Index and the Peer Group, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns. This graph assumes that the value of the investment in our common stock and each of the comparison groups was $100 on December 31, 2009.

	Cumulative Total Return ($)
	12/09	12/10	12/11	12/12	12/13	12/14
PACIFIC ETHANOL, INC.	100.00	101.65	21.33	6.36	6.83	13.86
THE NASDAQ COMPOSITE INDEX	100.00	117.43	118.27	138.47	196.27	223.17
THE NASDAQ CLEAN EDGE GREEN ENERGY INDEX	100.00	104.21	63.71	65.59	121.90	126.44

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. Further, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly in arrears. In 2012, 2013 and 2014, we declared and paid in cash dividends on our outstanding shares of Series B Preferred Stock as they became due. Accrued and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of shares of our common stock.

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

In 2014, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	54,601	$17.90	$977,358
October	75	$13.25	$994
Total	54,676		$978,352

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial data. We prepared this information using our consolidated financial statements for each of the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

You should read this selected consolidated financial data together with the consolidated financial statements and related notes contained in this report and in our prior and subsequent reports filed with the Securities and Exchange Commission, as well as the section of this report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The historical results that appear below are not necessarily indicative of results to be expected for any future periods.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,107,412	$908,437	$816,044	$901,188	$328,332
Cost of goods sold	998,927	875,507	835,568	881,789	329,143
Gross profit (loss)	108,485	32,930	(19,524)	19,399	(811)
Selling, general and administrative expenses	17,108	14,021	12,141	15,427	12,956
Income (loss) from operations	91,377	18,909	(31,665)	3,972	(13,767)
Fair value adjustments and warrant inducements	(37,532)	(1,013)	1,954	7,559	(11,736)
Interest expense, net	(9,438)	(15,671)	(13,049)	(14,813)	(6,804)
Loss on extinguishments of debt	(2,363)	(3,035)	–	–	(2,159)
Loss on investment in Front Range	–	–	–	–	(12,146)
Gain from bankruptcy exit	–	–	–	–	119,408
Reorganization costs	–	–	–	–	(4,153)
Other income (expense), net	(905)	(352)	(595)	(741)	840
Income (loss) before provision for income taxes	41,139	(1,162)	(43,355)	(4,023)	69,483
Provision for income taxes	15,137	–	–	–	–
Consolidated net income (loss)	26,002	(1,162)	(43,355)	(4,023)	69,483
Net (income) loss attributed to noncontrolling interests	(4,713)	381	24,298	7,097	4,409
Net income (loss) attributed to Pacific Ethanol, Inc.	$21,289	$(781)	$(19,057)	$3,074	$73,892
Preferred stock dividends	(1,265)	(1,265)	(1,268)	(1,265)	(2,847)
Income (loss) available to common stockholders	$20,024	$(2,046)	$(20,325)	$1,809	$71,045
Income (loss) per share, basic	$0.96	$(0.17)	$(2.81)	$0.80	$101.35
Income (loss) per share, diluted	$0.88	$(0.17)	$(2.81)	$0.80	$83.48

Basic weighted-average shares	20,810	12,264	7,224	2,249	701

Diluted weighted-average shares	22,669	12,264	7,224	2,266	893

Consolidated Balance Sheet Data:
Cash and cash equivalents	$62,084	$5,151	$7,586	$8,914	$8,736
Working capital	$114,104	$51,161	$45,017	$57,766	$9,493
Total assets	$299,502	$241,049	$214,963	$232,476	$234,083
Long-term debt	$34,533	$99,158	$121,282	$94,439	$123,089
Stockholders’ equity	$217,982	$94,901	$72,907	$119,264	$87,815

No cash dividends on our common stock were declared during any of the periods presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have extensive customer relationships throughout the Western United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. These customers collectively require ethanol volumes in excess of the supply produced in the Western United States. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States, as well as in the Midwest from a variety of sources. In 2014, we obtained approximately 42% of our ethanol supplies from Midwest producers to supplement ethanol produced in the Western United States, including by the Pacific Ethanol Plants. We also market ethanol co-products, including WDG and corn oil for the Pacific Ethanol Plants. Our WDG customers are dairies and feedlots located near the Pacific Ethanol Plants. Our corn oil is sold to poultry and biodiesel customers. We do not market co-products from other ethanol producers.

We market all the ethanol we sell through Kinergy. We hold a 96% ownership interest in PE Op Co., the owner of each of the plant holding companies, or the Plant Owners, that collectively own the Pacific Ethanol Plants. We operate and maintain the Pacific Ethanol Plants under the terms of an asset management agreement with the Plant Owners, and supply all goods and materials necessary to operate and maintain each Pacific Ethanol Plant.

Our ethanol customers rely on us to provide a reliable supply of product, and manage the logistics and timing of delivery with very little effort on their side. In meeting the needs of our customers, we secure supply from a variety of sources, including the Pacific Ethanol Plants, other plants in California for which we market, and suppliers in the Midwest, where a majority of ethanol manufacturers are located.

The Pacific Ethanol Plants are comprised of the four facilities described immediately below and have an aggregate annual production capacity of up to 200 million gallons. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)
Magic Valley	Burley, ID	60,000,000
Columbia	Boardman, OR	40,000,000
Stockton	Stockton, CA	60,000,000
Madera	Madera, CA	40,000,000

We intend to advance our position as the leading producer and marketer of low-carbon renewable fuels in the Western United States, in part by expanding our relationships with our current customers and establishing new relationships with customers outside that region. As we develop new customer relationships, we will seek new suppliers including through the acquisition of additional production facilities. We have entered into a definitive merger agreement with Aventine, as discussed below, which we expect will add 315 million gallons of annual capacity to our existing portfolio of ethanol production assets, as well as additional supplies of co-products.

Recent Development

Proposed Merger with Aventine

On December 30, 2014, we entered into a definitive merger agreement with Aventine, a Midwest ethanol producer, under which we plan to acquire Aventine through a merger. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, one of our wholly-owned subsidiaries will merge with and into Aventine, with Aventine surviving as one of our wholly-owned subsidiaries. Subject to the terms and conditions of the merger agreement, which was approved by our board of directors and the board of directors of Aventine, if the merger is completed, each outstanding share of Aventine common stock will be converted into the right to receive 1.25 shares of our common stock, and we will issue approximately 17.75 million shares of our common stock to the former stockholders of Aventine. The merger is expected to result in our stockholders holding approximately 58% of the combined company.

The merger transaction, which is intended to be structured as a tax-free exchange of shares, is expected to close during the second quarter of 2015, and is subject to closing conditions, including obtaining certain regulatory approvals and approvals from the stockholders of both companies.

We expect to incur significant expenses in connection with the merger. While we have assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of the merger expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could result in the combined company taking significant charges against earnings following the completion of the merger. The ultimate amount and timing of such charges are uncertain at the present time. We incurred $0.7 million in professional and other fees associated with the proposed merger during the year ended December 31, 2014.

Current Initiatives and Outlook

The ethanol industry experienced margin compression in the fourth quarter of 2014 and early 2015. Overall crush margins, which reflect ethanol sales prices relative to the price of corn, declined consistent with the seasonal drop in demand for transportation fuel but also declined due to record industry production resulting in inventory levels at multi-year highs. The industry achieved a record annualized run rate in December 2014 of 15.2 billion gallons, which has recently moderated to an annualized run rate of 14.3 billion gallons, of ethanol production. We have, along with others in the industry, reduced production in the first quarter of 2015 to better balance supply and demand. Our plants are currently operating at 90% of capacity. We expect to increase production levels in the second quarter and for the balance of 2015 once a better supply and demand balance is achieved.

As noted above, part of the decline in margins is attributable to seasonality, with lower demand in the winter months, driven by lower overall demand for gasoline. We expect a better supply and demand balance during the summer and fall months, due to higher overall demand for gasoline during the driving season. We remain confident in the long-term demand for renewable fuels and our ability to execute and create value. Even with the recent drop in fuel prices, ethanol continues to trade at a significant discount to the wholesale price of gasoline. We believe this underscores the value of ethanol as a high-octane, cleaner-burning and cheapest available liquid transportation fuel.

E15 is slowly gaining traction, which we continue to believe will ultimately have a sustained positive impact on the demand for ethanol. Net exports of ethanol continue to be a positive factor for the industry. According to the RFA, United States exports of ethanol rose 35% to approximately 836 million gallons in 2014 as compared to approximately 617 million gallons in 2013. We expect United States exports to further increase in 2015 as Brazil migrates to 27% blend levels, strong demand from Canada persists and Asia and other parts of the world continue to draw exports from the United States.

Ethanol prices in the Western United States have typically been $0.20 per gallon higher than in the Midwest due to the freight costs of delivering ethanol from Midwest production facilities. For 2014, however, ethanol prices in the Western United States averaged $0.32 per gallon higher than ethanol prices in the Midwest due to rail logistics challenges and weather conditions during the winter which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate. Thus far in 2015, there have been fewer rail logistics challenges and weather-related conditions resulting in lower premiums that have largely normalized as of the filing of this report.

Growth in Chinese import demand for DDGS from the United States resulted in premium prices in the second half of 2013 and first half of 2014. Chinese demand slowed significantly in the third quarter of 2014 due to the imposition of import restrictions, resulting in significant declines in domestic DDGS and WDG prices. DDGS and WDG prices rebounded in the fourth quarter of 2014 as China eased import restrictions for distillers grains, reopening a lucrative market for this co-product. We expect that demand from China for DDGS will continue and that WDG prices will better align with the prices of corn and other competing products.

From 2010 through 2013, we issued in various financing transactions warrants to purchase shares of our common stock. The warrants were initially recorded at their fair values, which are adjusted quarterly, generally resulting in non-cash expenses or income if the market price of our common stock increases or decreases, respectively, during the period. Due to the substantial increase in the market price of our common stock in the first quarter of 2014 and because the exercise prices of these warrants were, as of March 31, 2014, well below the market price of our common stock, the fair values of the warrants and the related non-cash expenses were significantly higher in the first quarter and for the entire year than in the comparable prior periods in 2013, which resulted in unusually large non-cash expenses for those periods. These fair value adjustments will continue in future periods until all of our warrants are exercised or expire. These adjustments will generally reduce our net income or increase our net loss if the market price of our common stock increases from the prior quarter through the date of a warrant’s exercise, if exercised during the quarter, or if our common stock increases on a quarter over quarter basis for warrants outstanding at the end of a quarter. Conversely, the adjustments will generally increase our net income or reduce our net loss if the market price of our common stock declines in these scenarios. Since January 1, 2014, we have processed warrant exercises for approximately 6.4 million shares of our common stock. We expect that these warrant exercises will reduce our GAAP earnings volatility in future quarters as the equity roll amount of warrants marked to fair value has declined significantly.

We began producing and selling corn oil at our Magic Valley and Stockton facilities in June 2013 and October 2013, respectively, allowing us to diversify our revenue and providing immediate incremental gross profit. We are currently producing corn oil in meaningful amounts at both facilities and plan to complete the implementation of corn oil production technology at the remaining two Pacific Ethanol Plants by mid-2015. We have also implemented advanced grinding technologies at our Magic Valley and Stockton facilities and will evaluate when and to what extent these technologies should be implemented at the remaining two Pacific Ethanol Plants.

We continue to focus on increasing operating efficiencies and improving yields at the Pacific Ethanol Plants. To this end, we installed yield-enhancing fine grind technologies at our Stockton and Magic Valley facilities, allowing us to increase yields by increasing available starch for conversion. This technology also may allow us to produce cellulosic corn ethanol. Based on expected production margins, each 1% improvement in production yields results in approximately $3.0 million in additional annual gross profit when operating at our full production capacity of 200 million gallons.

In 2014, we made $13.3 million in capital expenditures, primarily related to the Pacific Ethanol Plants, and we have approved a further capital expenditure budget to invest up to an additional $30.0 million in the Pacific Ethanol Plants over the next year to further improve efficiencies, diversify feedstock, implement our advanced biofuels initiatives and implement cogeneration technologies to displace purchased electricity by converting waste gas from ethanol production and natural gas into electricity and steam. Our goal with these investments is to achieve a $0.05 to $0.06 per gallon improvement in annual operating earnings, which would equal approximately $10 million to $12 million in additional annual operating earnings at expected production margins when operating at our full production capacity.

The regulatory environment continues to support the long-term demand for renewable fuels. California’s Low-Carbon Fuel Standard requires refiners to reduce the carbon intensity of their fuels by 10% between 2011 and 2020, which we believe is an aggressive requirement that will necessitate a significant amount of low-carbon fuel to displace gasoline in the California fuel supply. Over the past year, the California Air Resources Board has engaged in a comprehensive process to re-adopt California’s Low-Carbon Fuel Standard for transportation fuels through 2030 and to apply aggressive new carbon intensity reduction targets for the final 10 years. In early March 2015, the California Air Resources Board staff held a public hearing on the proposed final rule. We expect formal approval of the rule during the summer of 2015 and expect the revised program to begin January 1, 2016. We believe the revised program will be beneficial as we produce among the lowest carbon intensity ethanol commercially available, and we receive a premium for the fuel we sell into the California marketplace, which we expect to increase as the compliance curve steepens beginning in 2016. In 2014, we entered into an arrangement to sell CO2 generated from our Columbia plant through a liquefaction and dry ice processing facility under construction adjacent to our plant. We expect to commence CO2 sales by the end of the first quarter of 2015.

We recently were awarded a $3.0 million matching grant from the California Energy Commission to develop a sorghum feedstock program collaboratively with Chromatin, Inc., California State University, Fresno’s Center for Irrigation Technology, and the Kearney Agricultural Research and Extension Center. This undertaking also includes the California In-State Sorghum Program to support a lasting expansion in California’s ability to produce low-carbon ethanol from in-state feedstock that meets both the renewable fuel and greenhouse gas reduction goals stipulated under the national RFS and California’s Low-Carbon Fuel Standard.

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

Our goals for 2015 include completing our proposed merger with Aventine and efficiently integrating our two companies, and continuing to reinvest in our ethanol production business through initiatives focused on further improving operating efficiencies and yields at the Pacific Ethanol Plants, diversifying our feedstock, creating new revenue streams and furthering our advanced biofuels initiatives, all of which are directed at expanding our share of the renewable fuels market and delivering long-term profitable growth.

2014 Financial Performance Summary

Consolidation

We consolidate PE Op Co.’s financial results due to the nature of our ownership in and control over PE Op Co. However, since we do not wholly-own PE Op Co., we must adjust our consolidated net income (loss) for the income (loss) attributed to PE Op Co.’s other owners. This adjustment results in net income (loss) attributed to Pacific Ethanol, Inc. See “—Results of Operations—Accounting for the Results of PE Op Co.” below.

Summary

Our consolidated net sales increased by 22%, or $199.0 million, to $1,107.4 million for 2014 from $908.4 million for 2013. Our net income available to common stockholders increased by $22.0 million to net income of $20.0 million for 2014 from a net loss of $2.0 million for 2013.

Factors that contributed to our results of operations for 2014 include:

•	Net sales. The increase in our net sales for 2014 as compared to 2013 was primarily due to the following combination of factors:
o	Higher production and marketing sales volumes. Our net sales for the period increased due to increases in both production and third party gallons sold. Our production sales volume of ethanol increased 23% to 183.5 million gallons for 2014 from 149.7 million gallons for 2013 and our third party sales volume increased 25% to 329.7 million gallons for 2014 from 264.2 million gallons for 2013. We increased production sales volume due to the restart of our Madera plant in April 2014 and due to higher industry-wide corn crush margins resulting from lower corn costs and tighter supplies of ethanol relative to demand. Corn crush margins are determined based on the difference between ethanol and corn prices.
o	Lower ethanol sales prices. Higher production and marketing sales volumes were partially offset by a decrease in our average ethanol sales price by 4% to $2.48 per gallon for 2014 as compared to $2.59 per gallon for 2013.
•	Gross margin. Our gross margin increased significantly to 9.8% for 2014 from 3.6% for 2013. The improvement in our gross margin was primarily the result of higher corn crush margins at the Pacific Ethanol Plants for most of the year due to lower corn costs relative to ethanol sales prices.
•	Selling, general and administrative expenses. Our selling, general and administrative expenses, or SG&A, increased by $3.1 million to $17.1 million for 2014, as compared to $14.0 million for 2013, primarily as a result of higher cash and noncash compensation expenses and professional fees.
•	Fair value adjustments and warrant inducements. Warrants we issued over the past few years are recorded at fair value, updated with quarterly adjustments for changes in their fair values and warrant inducements, resulting in a significant expense of $37.5 million for 2014 as compared to $1.0 million for 2013. This expense is primarily due to the significant amount by which the price of our common stock, which increased significantly in 2014, exceeded the exercise prices of our warrants.

•	Interest expense. Our interest expense decreased by $6.2 million to $9.4 million for 2014 from $15.7 million for 2013. This decrease is primarily due to decreased average debt balances as we paid off $70.8 million in consolidated debt during 2014.
•	Loss on extinguishments of debt. Our loss on extinguishments of debt decreased by $0.7 million to $2.4 million for 2014 from $3.0 million for 2013. The loss in 2014 related to the early retirement of our PE Op Co. debt and the loss in 2013 was primarily related to the retirement of our senior convertible notes.
•	Provision for income taxes. In 2014, we earned $41.1 million in net income before provision for income taxes, requiring us to record a provision for income taxes of $15.1 million for 2014.

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

Our average ethanol sales price decreased by 4.2% to $2.48 per gallon in 2014 from $2.59 per gallon in 2013. However, the average price of ethanol, as reported by the CBOT, decreased by 8.0% to $2.07 per gallon for 2014 from $2.25 per gallon for 2013.

Our average cost of corn decreased in 2014 as compared to 2013, positively impacting our corn crush margins. Specifically, our average cost of corn decreased by 26% to $5.45 per bushel for 2014 from $7.32 per bushel for 2013. This decrease is commensurate with the decline in the average price of corn as reported by the CBOT.

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

Results of Operations

Accounting for the Results of PE Op Co.

Since October 6, 2010, our consolidated financial statements have included the financial statements of PE Op Co., which in turn include the financial statements of the Plant Owners. On October 6, 2010, we purchased a 20% ownership interest in PE Op Co., which gave us the single largest equity position in PE Op Co. Based on our ownership interest as well as our asset management and marketing agreements with PE Op Co., we determined that, beginning on October 6, 2010, we were the primary beneficiary of PE Op Co., and as such, we consolidated PE Op Co.’s financial results with our financial results. As of December 31, 2014, we held a 96% ownership interest in PE Op Co.

Selected Financial Information

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,			Percentage Change	Percentage Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Production gallons sold (in millions)	183.5	149.7	140.6	22.6%	6.5%
Third party gallons sold (in millions)	329.7	264.2	300.2	24.8%	(12.0)%
Total gallons sold (in millions)	513.2	413.9	440.8	24.0%	(6.1)%

Average sales price per gallon	$2.48	$2.59	$2.45	(4.2)%	5.7%

Corn cost per bushel—CBOT equivalent	$4.21	$5.72	$6.89	(26.4)%	(17.0)%
Average basis(1)	$1.24	$1.60	$1.06	(22.5)%	50.9%
Delivered cost of corn	$5.45	$7.32	$7.95	(25.5)%	(7.9)%
Co-product revenues as % of delivered cost of corn(2)	32.5%	29.6%	26.8%	9.8%	10.4%
Average CBOT ethanol price per gallon	$2.07	$2.25	$2.31	(8.0)%	(2.6)%
Average CBOT corn price per bushel	$4.16	$5.78	$6.95	(28.0)%	(16.8)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

					Results as a Percentage
			Dollar	Percentage	of Net Sales for the
	Years Ended		Change	Change	Years Ended
	December 31,		Favorable	Favorable	December 31,
	2014	2013	(Unfavorable)	(Unfavorable)	2014	2013
			(dollars in thousands)
Net sales	$1,107,412	$908,437	$198,975	21.9%	100.0%	100.0%
Cost of goods sold	998,927	875,507	(123,420)	(14.1)%	90.2%	96.4%
Gross profit	108,485	32,930	75,555	229.4%	9.8%	3.6%
Selling, general and administrative expenses	17,108	14,021	(3,087)	(22.0)%	1.5%	1.5%
Income from operations	91,377	18,909	72,468	383.2%	8.3%	2.1%
Fair value adjustments and warrant inducements	(37,532)	(1,013)	(36,519)	(3,605.0)%	(3.4)%	(0.1)%
Interest expense, net	(9,438)	(15,671)	6,233	39.8%	(0.9)%	(1.7)%
Loss on extinguishments of debt	(2,363)	(3,035)	672	22.1%	(0.2)%	(0.3)%
Other expense, net	(905)	(352)	(553)	(157.1)%	(0.1)%	0.0%
Income (loss) before provision for income taxes	41,139	(1,162)	42,301	NM	3.7%	(0.1)%
Provision for income taxes	15,137	–	(15,137)	NM	1.4%	–
Consolidated net income (loss)	26,002	(1,162)	27,164	NM	2.3%	(0.1)%
Net (income) loss attributed to noncontrolling interests	(4,713)	381	(5,094)	NM	(0.4)%	0.0%
Net income (loss) attributed to Pacific Ethanol, Inc.	$21,289	$(781)	$22,070	NM	1.9%	(0.1)%
Preferred stock dividends	(1,265)	(1,265)	–	–%	(0.1)%	(0.1)%
Income (loss) available to common stockholders	$20,024	$(2,046)	$22,070	NM	1.8%	(0.2)%

Net Sales

The increase in our net sales for 2014 as compared to 2013 was primarily due to an increase in our total gallons sold, which was partially offset by a decline in our average sales price per gallon.

Net sales of ethanol increased by $206.2 million, or 26%, to $987.9 million for 2014 as compared to $781.7 million for 2013. Our total volume of ethanol gallons sold increased by 99.3 million gallons, or 24%, to 513.2 million gallons for 2014 as compared to 413.9 million gallons for 2013. Of the additional 99.3 million gallons of ethanol sold in 2014, an aggregate of 97.8 million gallons were attributable to our sales as a producer or a merchant and 1.5 million gallons were attributable to our sales as an agent. At our average sales price per gallon of $2.48 for 2014, we generated $242.5 million in additional net sales from the 97.8 million additional gallons of ethanol sold as a producer or a merchant in 2014 as compared to 2013. The 1.5 million additional gallons of ethanol sold as an agent had an immaterial impact on our net sales. The decline of $0.11, or 4.2%, in our average sales price per gallon in 2014 as compared to 2013 reduced our net sales by $33.1 million.

Net sales of co-products decreased by $7.2 million, or 6%, to $111.5 million for 2014 as compared to $118.7 million for 2013. Our total volume of WDG sold increased by 0.17 million tons to 1.50 million tons for 2014 from 1.33 million tons for 2013. At our average sales price per ton of $72.62 for 2014, we generated $12.3 million in additional net sales from the 0.17 million additional tons of WDG sold in 2014 as compared to 2013. However, the decline of $14.61, or 16.7%, in our average sales price per ton in 2014 as compared to 2013 fully offset the increase in our net sales resulting from higher sales volumes, reducing our net sales by $19.4 million. Although net sales of our other co-products increased in 2014 as compared to 2013, we believe the overall changes in sales volumes and prices of those co-products were immaterial to our net sales for 2014.

We increased both production and third party gallons sold, and our volume of co-products sold, for 2014 as compared to 2013. The increases in our production gallons and third party gallons sold are primarily due to increased production rates at the Pacific Ethanol Plants and third party supplier plants, respectively, including as a result of the restart of production at our Madera plant. The increase in our volume of co-products sold is due to increased production at the Pacific Ethanol Plants, including as a result of the restart of production at our Madera plant. We and our third party suppliers increased production rates due to higher industry-wide corn crush margins resulting from lower corn costs and relatively higher ethanol prices due to tighter ethanol supplies relative to demand, especially in the Western United States due to weather conditions in the first quarter of 2014 and ongoing rail logistics challenges which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate. In addition, we expanded our customer base and our sales within the regions we cover which contributed to our higher third party gallons sold.

Our average sales price per gallon decreased 4.2% to $2.48 for 2014 compared to our average sales price per gallon of $2.59 for 2013. The average CBOT ethanol price per gallon, however, declined 8% to $2.07 for 2014 compared to an average CBOT sales price per gallon of $2.25 for 2013.

This disparity between our average ethanol sales price per gallon and the CBOT average reflects both the additional basis costs for West Coast delivery of ethanol as well as the premiums we receive by selling lower-carbon intensity ethanol in the Western United States. As noted above, ethanol prices in the Western United States were also higher than ethanol prices in the Midwest due to weather conditions in the first quarter of 2014 and ongoing rail logistics challenges which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate.

Cost of Goods Sold and Gross Profit

Our gross profit improved significantly to a record $108.5 million for 2014 from $32.9 million for 2013. Our gross margin also improved significantly to 9.8% for 2014 from 3.6% for the same period in 2013. Our gross profit and gross margins increased primarily due to the impact of our production gallons sold, in particular, due to significantly improved corn crush margins, predominantly related to lower corn costs and tighter ethanol supplies relative to demand as well as higher ethanol prices in the Western United States due to weather conditions in the first quarter of 2014 and rail logistics challenges which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate. Crush and commodity margins reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas. Our ongoing plant efficiency and yield improvement initiatives also positively impacted our margins.

Of the additional $75.6 million in gross profit for 2014 as compared to 2013, $74.4 million in additional gross profit resulted from our total production gallons sold. Our production gallons sold increased by 33.8 million gallons in 2014 as compared to 2013. Of the $74.4 million in additional gross profit resulting from our total production gallons sold, $57.4 million in gross profit is attributable to our improved gross margins and $17.0 million in gross profit is attributable to the 33.8 million gallon increase in production gallons sold in 2014 as compared to 2013.

Selling, General and Administrative Expenses

Our SG&A increased $3.1 million to $17.1 million for 2014 as compared to $14.0 million for the same period in 2013. The increase in SG&A is primarily due to an increase in compensation costs of $1.0 million due to incentive compensation tied to our profitability and an increase in professional fees of $1.8 million due to increased corporate and plant activity, including $0.7 million related to our proposed merger with Aventine.

Fair Value Adjustments and Warrant Inducements

We issued certain warrants in various financing transactions from 2010 through 2013. These warrants were initially recorded at fair value and are adjusted quarterly. As a result of quarterly adjustments to their fair values and warrant inducements, we recorded an expense of $37.5 million for 2014 and $1.0 million for 2013.

The significant expense and changes in fair value in 2014 are primarily due to the increased number of warrants issued in the three months ended March 31, 2013 and the volatility in the market price of our common stock from period to period. The substantial change in fair value for 2014 occurred because the exercise prices of our warrants were well below the market price of our common stock throughout the year, most notably at March 31, 2014. At December 31, 2013, the market price of our common stock was $5.09 per share and our outstanding warrants had a weighted-average exercise price of $7.27 per share. At March 31, 2014, the market price of our common stock had increased to $15.58 per share, and our outstanding warrants were in-the-money and had significant intrinsic value. At December 31, 2014, the market price of our common stock had declined slightly from the prior quarter to $10.33.

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

We paid an aggregate of $2.3 million and $0.8 million in cash to certain warrant holders as inducements to exercise their warrants in 2014 and 2013, respectively.

Interest Expense

Interest expense, net declined by $6.2 million to $9.4 million for 2014 from $15.7 million for 2013. The decrease in interest expense, net for these periods is primarily due to decreased average debt balances, partially offset by accelerations of debt discount and deferred financing fees of an aggregate of $2.1 million for 2014, due to the early retirement of the Plant Owners’ debt and our senior unsecured notes.

Loss on Extinguishments of Debt

We extinguished certain PE Op Co. debt by paying $2.4 million in cash in excess of the amount of the debt, and as such, recorded a loss on extinguishments of debt. We retired a total of $70.8 million in debt during 2014, eliminating all parent level debt and reducing our consolidated third-party debt at the Pacific Ethanol Plant level to $17.0 million.

Other Expense, Net

Other expense, net increased by $0.5 million to $0.9 million for 2014 from $0.4 million for 2013. The increase in other expense, net is primarily due to our significantly reduced debt balances in 2014.

Provision for Income Taxes

In 2014, we generated income subject to income tax. Our fair value adjustments and warrant inducements are not tax deductible and thus resulted in larger taxable income as compared to reported income before our provision for income taxes. On a cash basis, we applied our net operating loss carryforwards to a portion of our taxable income for the year. Our remaining Federal net operating loss carryforwards of $28.3 million are limited on an annual basis to approximately $3.0 million for the next two years and $1.5 million for the following 15 years.

Net (Income) Loss Attributed to Noncontrolling Interests

Net (income) loss attributed to noncontrolling interests relates to our consolidated treatment of PE Op Co., and represents the noncontrolling interest of other owners in PE Op Co.’s income or losses. We consolidated PE Op Co.’s financial results for the periods presented, however, because we owned less than 100% of PE Op Co. during the periods, we accordingly reduced our net income (loss) for the noncontrolling interests, which represents the remaining ownership interests that we do not own. We increased our ownership interest in PE Op Co. to 96% during 2014. In early 2013, when we owned a smaller percentage of PE Op Co., gross margins and profits were lower than in the latter part of the year when we owned a higher percentage of PE Op Co. As a result, income attributed to the noncontrolling interests was lower and income attributed to us was higher as we owned more of PE Op Co. during periods of higher gross margins and profits.

Preferred Stock Dividends

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid in cash dividends of $1.3 million for each of 2014 and 2013 in respect of our Series B Preferred Stock.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

					Results as a Percentage
			Dollar	Percentage	of Net Sales for the
	Years Ended		Variance	Variance	Years Ended
	December 31,		Favorable	Favorable	December 31,
	2013	2012	(Unfavorable)	(Unfavorable)	2013	2012
			(dollars in thousands)
Net sales	$908,437	$816,044	$92,393	11.3%	100.0%	100.0%
Cost of goods sold	875,507	835,568	(39,939)	(4.8)%	96.4%	102.4%
Gross profit (loss)	32,930	(19,524)	52,454	NM	3.6%	(2.4)%
Selling, general and administrative expenses	14,021	12,141	(1,880)	(15.5)%	1.5%	1.5%
Income (loss) from operations	18,909	(31,665)	50,574	NM	2.1%	(3.9)%
Fair value adjustments and warrant inducements	(1,013)	1,954	(2,967)	(151.8)%	(0.1)%	0.2%
Interest expense, net	(15,671)	(13,049)	(2,622)	(20.1)%	(1.7)%	(1.6)%
Loss on extinguishments of debt	(3,035)	–	(3,035)	NM	(0.3)%	–
Other expense, net	(352)	(595)	243	40.8%	0.0%	(0.1)%
Loss before provision for income taxes and noncontrolling interest	(1,162)	(43,355)	42,193	97.3%	(0.1)%	(5.3)%
Provision for income taxes	–	–	–	–	–	–
Consolidated net loss	(1,162)	(43,355)	42,193	97.3%	(0.1)%	(5.3)%
Net loss attributed to noncontrolling interests	381	24,298	(23,917)	(98.4)%	0.0%	3.0%
Net loss attributed to Pacific Ethanol, Inc.	$(781)	$(19,057)	$18,276	95.9%	(0.1)%	(2.3)%
Preferred stock dividends	(1,265)	(1,268)	3	0.2%	(0.1)%	(0.2)%
Loss available to common stockholders	$(2,046)	$(20,325)	$18,279	89.9%	(0.2)%	(2.5)%

Net Sales

The increase in our net sales for 2013 as compared to 2012 was primarily due to an increase in our total production gallons sold coupled with an increase in our average sales price per gallon.

Net sales of ethanol increased by $82.2 million, or 12%, to $781.7 million for 2013 as compared to $699.5 million for 2012. Our total volume of ethanol gallons sold declined by 26.9 million gallons, or 6.1%, to 413.9 million gallons for 2013 as compared to 440.8 million gallons for 2012. Of the 26.9 million fewer gallons of ethanol sold in 2013, an aggregate of 16.4 million gallons were attributable to our sales as a producer or a merchant and 10.5 million gallons were attributable to our sales as an agent. At our average sales price per gallon of $2.59 for 2013, we generated $42.5 million in additional net sales from the 16.4 million additional gallons of ethanol sold as a producer or a merchant in 2013 as compared to 2012. The 10.5 million additional gallons of ethanol sold as an agent had an immaterial impact on our net sales. The increase of $0.14, or 5.7%, in our average sales price per gallon in 2013 as compared to 2012 increased our net sales by $39.8 million.

Net sales of co-products increased by $8.0 million, or 7%, to $118.7 million for 2013 as compared to $110.7 million for 2012. Our total volume of WDG sold increased by 0.08 million tons to 1.33 million tons for 2013 from 1.25 million tons for 2012. At our average sales price per ton of $87.23 for 2013, we generated $7.0 million in additional net sales from the 0.08 million additional tons of WDG sold in 2013 as compared to 2012. In addition, the increase of $1.37, or 1.6%, in our average sales price per ton in 2013 as compared to 2012 increased our net sales by $1.7 million. Although net sales of our other co-products increased in 2013 as compared to 2012, we believe the overall changes in sales volumes and prices of those co-products were immaterial to our net sales for 2013.

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

Of the additional $52.4 million in gross profit for 2013 as compared to 2012, $47.7 million in additional gross profit resulted from our total production gallons sold. Our production gallons sold increased by 9.1 million gallons in 2013 as compared to 2012. Of the $47.7 million in additional gross profit resulting from our total production gallons sold, $46.6 million in gross profit is attributable to our improved gross margins and $1.1 million in gross profit is attributable to the 9.1 million gallon increase in production gallons sold in 2013 as compared to 2012.

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

Fair Value Adjustments and Warrant Inducements

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

Net Loss Attributable to Noncontrolling Interests

Net loss attributed to noncontrolling interests relates to the consolidated treatment of PE Op Co., and represents the noncontrolling interests of other owners in PE Op Co.’s income or losses. We consolidated PE Op Co.’s financial results for the periods presented, however, because we owned less than 100% of PE Op Co. during the periods, we accordingly reduced our net loss for the noncontrolling interests, which represents the remaining ownership interests that we do not own. We increased our ownership interest in PE Op. Co. to 91% during 2013. In early 2013, when we owned a smaller percentage of PE Op Co., gross margins and profits were lower than in the later part of the year when we owned a higher percentage of PE Op Co. As a result, income attributed to the noncontrolling interests was lower and income attributed to us was higher as we owned more of PE Op Co. during periods of higher gross margins and profits.

Preferred Stock Dividends

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid in cash dividends of $1.3 million for each of 2013 and 2012 in respect to our Series B Preferred Stock.

Liquidity and Capital Resources

During 2014, we funded our operations primarily from cash on hand, cash flow from operations, proceeds from an equity offering, warrant exercises and borrowings under our credit facilities. Funds generated from these sources were also used to make debt payments, including prepayments, in the aggregate amount of $70.8 million, eliminating all parent level debt and reducing our consolidated third-party debt at the Pacific Ethanol Plant level to $17.0 million.

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

	December 31,
	2014	2013	% Change
Cash and cash equivalents	$62,084	$5,151	1,105.3%
Current assets	$139,551	$79,377	75.8%
Current liabilities	$25,447	$28,216	(9.8)%
Notes payable, current portion	$–	$750	(100.0)%
Notes payable, noncurrent portion	$34,533	$98,408	(64.9)%
Working capital	$114,104	$51,161	123.0%
Working capital ratio	5.48	2.81	95.0%

Change in Working Capital and Cash Flows

Working capital increased to $114.1 million at December 31, 2014 from $51.2 million at December 31, 2013 as a result of an increase in current assets of $60.2 million, consisting predominately of an increase in cash and cash equivalents, and a decrease in current liabilities. Cash and cash equivalents increased primarily as a result of operating cash flows of $88.3 million resulting from higher production volumes and significantly improved margins, cash exercises of our warrants in the aggregate of $43.7 million and an equity offering in April 2014 in which we raised net proceeds of $26.1 million, all of which were partially offset by debt related payments in the aggregate of $70.8 million as we prepaid significant portions of our outstanding indebtedness, and payments of $6.0 million to increase our ownership interest in our plants to 96%. The increase in current assets was partially offset by a decrease in inventories of $4.8 million due to timing of inventory balances at the end of the year. Current liabilities decreased primarily due to decreases in other current liabilities of $3.7 million, as our purchase liabilities under our beet sugar feedstock program have declined as we come to the conclusion of the program, partially offset by increases in trade accounts payable and accrued liabilities of $2.4 million resulting from higher sales volumes.

Cash provided by operating activities of $88.3 million resulted largely from consolidated net income of $26.0 million resulting from higher production volumes and significantly improved margins, as noted above, non-cash fair value adjustments of $35.3 million related to our outstanding warrants and the substantial increase in the market price of our common stock since December 31, 2013, and depreciation and amortization of $13.2 million.

Cash used in our investing activities of $19.3 million resulted from additions to property and equipment of $13.3 million attributable to our investments in plant enhancements and purchases of ownership interests in PE Op Co. of $6.0 million.

Cash used in our financing activities of $12.1 million resulted primarily from repayments of our senior unsecured notes and the Plant Owners’ borrowings of $70.8 million, principal payments on capital leases of $4.9 million, cash payments of dividends in respect of our Series B Preferred Stock of $3.5 million, and net payments on our Kinergy line of credit of $1.5 million, which were partially offset by proceeds received from warrant exercises of $43.7 million and from our equity offering in April 2014 of $26.1 million.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $30.0 million. The credit facility expires on December 31, 2016. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging from 2.00% to 3.00%. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $1.1 million per fiscal quarter in 2015.

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

Kinergy and PAP are collectively required to generate aggregate earnings before interest, taxes, depreciation and amortization, or EBITDA, of $0.5 million, measured at the end of each calendar month, for each three calendar month period and EBITDA of $1.3 million, measured at the end of each calendar month, for each six calendar month period. Further, for all monthly periods, Kinergy and PAP must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $0.1 million absent the lender’s prior consent. Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. In December 2014, the terms of the above covenants were changed such that if the monthly average unused availability is in excess of $10.0 million and Kinergy maintains at least $6.0 million in excess availability during the quarter, that month’s EBITDA and fixed-charge coverage ratio covenants are not required to be met. Kinergy and PAP believe they are in compliance with these covenants.

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013

EBITDA Requirement – Three Months	$500	$450	$500	$450
Actual	$2,129	$3,252	$2,129	$3,252
Excess	$1,629	$2,802	$1,629	$2,802

EBITDA Requirement – Six Months	$1,300	$1,100	$1,300	$1,100
Actual	$3,347	$4,131	$3,347	$4,131
Excess	$2,047	$3,031	$2,047	$3,031

Fixed Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	17.66	8.64	17.66	8.64
Excess	15.66	6.64	15.66	6.64

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2014, Kinergy had an available borrowing base under the credit facility of $30.0 million and an outstanding balance of $17.5 million.

Plant Owners’ Term Debt and Operating Lines of Credit

The Plant Owners’ debt as of December 31, 2014 consisted of a $32.5 million tranche A-1 term loan and a $26.3 million tranche A-2 term loan. Pacific Ethanol, Inc. holds $41.8 million of these term loans, which are eliminated in consolidation. The term debt requires monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. The revolving credit facilities require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0% and 5.5% for the $19.5 million and $15.0 million facilities, respectively. At December 31, 2014, the average interest rate was approximately 11.0%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

As of December 31, 2014, the Plant Owners had no outstanding principal balances on their revolving credit facilities and an aggregate borrowing availability of $34.5 million.

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

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for 2014, 2013 or 2012.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations (in thousands):

Contractual Obligations At December 31, 2014	2015	2016	2017	2018	2019	Thereafter	Total
Sourcing commitments(1)	$12,784	$–	$–	$–	$–	$–	$12,784
Debt principal	–	34,533	–	–	–	–	34,533
Debt interest(2)	2,603	1,477	–	–	–	–	4,080
Capital projects	21,454	1,000	–	–	–	–	22,454
Operating leases(3)	1,145	1,107	956	878	580	2,243	6,909
Capital leases(3)	4,569	900	900	568	–	–	6,937
Preferred dividends(4)	1,265	1,265	1,265	1,265	1,265	1,265	7,590
Total commitments	$43,820	$40,282	$3,121	$2,711	$1,845	$3,508	$95,287

_______________

(1)	Unconditional purchase commitments for production materials incurred in the normal course of business.
(2)	Payments based on interest rates and balances as of December 31, 2014 through maturity.
(3)	Future minimum payments under capital and non-cancelable operating leases.
(4)	Represents dividends on 926,942 shares of Series B Preferred Stock.

The above table outlines our obligations as of December 31, 2014 and does not reflect the changes in our obligations that occurred after that date.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. We derive revenue primarily from sales of ethanol and related co-products. We recognize revenue when title transfers to our customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, we engage in three basic types of revenue generating transactions:

•	As a producer. Sales as a producer consist of sales of our inventory produced at the Pacific Ethanol Plants.
•	As a merchant. Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which we may or may not obtain physical control of the ethanol or co-products in which shipments are directed from our suppliers to our terminals or direct to our customers but for which we accept the risk of loss in the transactions.
•	As an agent. Sales as an agent consist of sales to customers through purchases from third-party suppliers in which the risks and rewards of inventory ownership remain with third-party suppliers and we receive a predetermined service fee under these transactions.

The following table shows our net sales generated as a producer, a merchant and as an agent for the years presented (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Producer	$562,281	$507,159	$456,516
Merchant	543,222	399,350	356,773
Agent	1,909	1,928	2,755
	$1,107,412	$908,437	$816,044

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

Warrants and Conversion Features Carried at Fair Value

We have recorded our warrants issued since 2010 and the conversion features of our subordinated convertible notes issued in 2013 at fair value. We believe the valuation of these warrants and conversion features is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value the warrants and conversion features. Changes in these estimates, and in particular, certain of the inputs to the valuation estimates, can be volatile from period to period and may markedly impact the total mark-to-market valuation of the warrants and convertible notes recorded as fair value adjustments in our consolidated statements of operations. We recorded fair value adjustments and warrant inducements expense of $37.5 million and $1.0 million and income of $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our senior convertible notes issued in 2013 have been fully retired.

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

We did not recognize any asset impairment charges associated with the Pacific Ethanol Plants in 2014, 2013 or 2012.

Allowance for Doubtful Accounts

We sell ethanol primarily to gasoline refining and distribution companies, sell WDG to dairy operators and animal feed distributors and sell corn oil to poultry and biodiesel customers. We had significant concentrations of credit risk from sales of our ethanol as of December 31, 2014 and 2013, as described in Note 1 to our consolidated financial statements included elsewhere in this report. However, historically, those ethanol customers have had good credit ratings and we have collected the amounts billed to those customers. Receivables from customers are generally unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

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

We recognized a bad debt recovery of less than $0.1 million, bad debt expense of $0.2 million and a bad debt recovery of less than $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Impact of New Accounting Pronouncements

Not applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including changes in commodity prices and interest rates as discussed below. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices and interest rates. We do not expect to have any exposure to foreign currency risk as we conduct all of our contracts in the U.S. dollar.

Commodity Risk

We produce ethanol and its co-products, wet distillers grain and corn oil and therefore, our business is sensitive to changes in the prices of each of ethanol and corn. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in ethanol and corn prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We are subject to market risk with respect to ethanol pricing. Ethanol prices are sensitive to global and domestic ethanol supply, crude-oil supply and demand; crude-oil refining capacity, carbon intensity; government regulation; and consumer demand for alternative fuels. Our ethanol sales are priced using contracts that are either based upon a fixed price or an indexed price to a specific market, such as CBOT or the Oil Price Information Service. Under these fixed-priced arrangements, we are exposed to risk of a decrease in the market price of ethanol between the time this price is fixed and the time the ethanol is sold at a lower price.

We acquire our physical corn, the principal raw material used to produce ethanol and ethanol by-products, needs based on supply guaranteed contracts with our vendors. Generally, we determine the purchase price of our corn at the time we begin to grind that day’s needs. Sometimes, we may also enter into contracts with our vendors to fix a portion of the purchase price of our corn needs. As such, we are also subject to market risk with respect to the price of corn. The price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply. Under the fixed price arrangements, we assumes the risk of a decrease in the market price of corn between the time this price is fixed and the time the corn is consumed.

WDG and corn oil are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives and supply factors, primarily production by ethanol plants and other sources.

As noted above, we may attempt to reduce the market risk associated with fluctuations in the price of ethanol or corn by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options executed on the CBOT and/or the New York Merchantile Exchange, as well as the daily management of physical corn.

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $1.1 million and $1.9 million, and gains of $0.7 million related to settled non-designated hedges as the change in the fair value of these contracts for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse changes in prices of our expected ethanol and corn volume for a one-year period. The results of this analysis as of December 2014, which may differ from actual results, are as follows (in millions):

Commodity	2014 Volume	Unit of Measure	Approximate Adverse Change to Income
Ethanol	399.0	Gallons	$46.2
Corn	60.8	Bushels	$33.2

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans that bear variable interest rates. At December 31, 2014, all of our long-term debt of $34.5 million was variable-rate in nature. Based on a 100 basis point (1.00%) change in the interest rate on our long-term debt, our annual income would be negatively impacted by approximately $0.3 million.

Item 8.	Financial Statements and Supplementary Data..

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Hein & Associates LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014. That report is included in Part IV of this report.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding our directors as of March 13, 2015:

Name	Age	Position(s) Held
William L. Jones(1)	65	Chairman of the Board and Director
Neil M. Koehler	57	Chief Executive Officer, President and Director
Michael D. Kandris	67	Chief Operating Officer and Director
Terry L. Stone(2)	65	Director
John L. Prince(3)	72	Director
Douglas L. Kieta(3)	72	Director
Larry D. Layne(4)	74	Director

_______________

(1)	Member of the Audit Committee.
(2)	Member of the Audit and Compensation Committees.
(3)	Member of the Compensation and Nominating and Corporate Governance Committees.
(4)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.

Experience and Background

The biographies below describe the skills, qualities and attributes and business experience of each of our directors, including the capacities in which they served during the past five years:

William L. Jones has served as Chairman of the Board of Directors, or Board, and as a director since March 2005. Mr. Jones is a co-founder of Pacific Ethanol California, Inc., or PEI California, which is one of our predecessors, and served as Chairman of the Board of PEI California since its formation in January 2003 through March 2004, when he stepped off the board of directors of PEI California to focus on his candidacy for one of California’s United States Senate seats. Mr. Jones was California’s Secretary of State from 1995 to 2003. Since May 2002, Mr. Jones has also been the owner of Tri-J Land & Cattle, a diversified farming and cattle company in Fresno County, California. Mr. Jones has a B.A. degree in Agribusiness and Plant Sciences from California State University, Fresno.

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

Neil M. Koehler has served as Chief Executive Officer, President and as a director since March 2005. Mr. Koehler is a co-founder of PEI California and served as its Chief Executive Officer since its formation in January 2003 and as a member of its board of directors from March 2004 until its dissolution in March 2012. Prior to his association with PEI California, Mr. Koehler was the co-founder and General Manager of Parallel Products, one of the first ethanol production facilities in California, which was sold to a public company in 1997. Mr. Koehler was also the sole manager and sole limited liability company member of Kinergy Marketing, LLC, which he founded in September 2000, and which is one of our wholly-owned subsidiaries. Mr. Koehler has over 30 years of experience in the ethanol production, sales and marketing industry in the Western United States. Mr. Koehler is a Director of the RFA and is a nationally-recognized speaker on the production and marketing of renewable fuels. Mr. Koehler has a B.A. degree in Government from Pomona College.

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

John L. Prince has served as a director since July 2005. Mr. Prince is retired but also works as a consultant. Mr. Prince was an Executive Vice President with Land O’ Lakes, Inc. from July 1998 until his retirement in 2004. Prior to that time, Mr. Prince was President and Chief Executive Officer of Dairyman’s Cooperative Creamery Association located in Tulare, California, until its merger with Land O’ Lakes, Inc. in July 1998. Land O’ Lakes, Inc. is a farmer-owned, national branded organization based in Minnesota with annual sales in excess of $6 billion and membership and operations in over 30 states. Prior to joining the Dairyman’s Cooperative Creamery Association, Mr. Prince was President and Chief Executive Officer for nine years until 1994, and was Operations Manager for the preceding ten years commencing in 1975, of the Alto Dairy Cooperative in Waupun, Wisconsin. Mr. Prince has a B.A. degree in Business Administration from the University of Northern Iowa.

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

Douglas L. Kieta has served as a director since April 2006. Mr. Kieta is currently retired but also works as a consultant through Century West Projects, Inc., of which he is the President and an owner, providing project and construction management services. Prior to retirement in January 2009, Mr. Kieta was employed by BE&K, Inc., a large engineering and construction company headquartered in Birmingham, Alabama, where he served as the Vice President of Power from May 2006 to January 2009. From April 1999 to April 2006, Mr. Kieta was employed at Calpine Corporation where he was the Senior Vice President of Construction and Engineering. Calpine Corporation is a major North American power company which leases and operates integrated systems of fuel-efficient natural gas-fired and renewable geothermal power plants and delivers clean, reliable and fuel-efficient electricity to customers and communities in 21 states and three Canadian provinces. Mr. Kieta has a B.S. degree in Civil Engineering from Clarkson University and a Master’s degree in Civil Engineering from Cornell University.

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

Our Board has adopted a Code of Ethics that applies to all of our directors, officers and employees and an additional Code of Ethics that applies to our Chief Executive Officer and senior financial officers. The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is our “code of conduct” within the meaning of NASDAQ’s listing standards. Our Codes of Ethics are available at our website at http://www.pacificethanol.com/investors/governance. Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

Board Committees

Our Board has established standing Audit, Compensation and Nominating and Corporate Governance Committees. Each committee operates pursuant to a written charter that has been approved by our Board and the corresponding committee and that is reviewed annually and revised as appropriate. Each charter is available at our website at http://www.pacificethanol.com/investors/governance. Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

Our Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each interim period and for the full year and implements and manages our enterprise risk management program. The Audit Committee also has the authority to retain consultants, and other advisors. Messrs. Stone, Layne and Jones served on our Audit Committee for all of 2014. Our Board has determined that each member of the Audit Committee is “independent” under the current NASDAQ listing standards and satisfies the other requirements under NASDAQ listing standards and Securities and Exchange Commission rules regarding audit committee membership. Our Board has determined that Mr. Stone qualifies as an “audit committee financial expert” under applicable Securities and Exchange Commission rules and regulations governing the composition of the Audit Committee, and satisfies the “financial sophistication” requirements of NASDAQ’s listing standards.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 13, 2015:

Name	Age	Position(s) Held
Neil M. Koehler	57	Chief Executive Officer, President and Director
Michael D. Kandris	67	Chief Operating Officer and Director
Bryon T. McGregor	51	Chief Financial Officer
Christopher W. Wright	62	Vice President, General Counsel and Secretary
Paul P. Koehler	55	Vice President of Corporate Development
James R. Sneed	48	Vice President of Ethanol Supply and Trading

Neil M. Koehler has served as Chief Executive Officer, President and as a director since March 2005. Mr. Koehler is a co-founder of PEI California and served as its Chief Executive Officer since its formation in January 2003 and as a member of its board of directors from March 2004 until its dissolution in March 2012. Prior to his association with PEI California, Mr. Koehler was the co-founder and General Manager of Parallel Products, one of the first ethanol production facilities in California, which was sold to a public company in 1997. Mr. Koehler was also the sole manager and sole limited liability company member of Kinergy Marketing, LLC, which he founded in September 2000, and which is one of our wholly-owned subsidiaries. Mr. Koehler has over 30 years of experience in the ethanol production, sales and marketing industry in the Western United States. Mr. Koehler is a Director of the RFA and is a nationally-recognized speaker on the production and marketing of renewable fuels. Mr. Koehler has a B.A. degree in Government from Pomona College.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2014 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, we believe that all reporting persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2014 or prior fiscal years.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

In this section, we explain the material elements of our executive compensation program for our Chief Executive Officer and our other named executive officers, or NEOs, identified below whose compensation is in the executive compensation tables beginning on page 83 below.

•	Neil M. Koehler, Chief Executive Officer and President
•	Michael D. Kandris, Chief Operating Officer
•	Bryon T. McGregor, Chief Financial Officer
•	Christopher W. Wright, Vice President, General Counsel and Secretary
•	James R. Sneed, Vice President of Ethanol Supply and Trading

The executive compensation tables provide additional important information regarding the compensation and benefits awarded to, earned by or paid to our NEOs over our last three fiscal years, as well as the compensation programs in which our NEOs are eligible to participate. You should read that section in conjunction with this section.

The Compensation Committee of our Board administers our executive compensation program. Each member of the Compensation Committee is “independent” under applicable NASDAQ listing standards, is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, and is a non-employee director within the meaning of Section 16 of the Exchange Act.

Executive Summary

Our executive compensation program is intended to achieve the following objectives:

•	attract, retain, motivate and reward key executive officers responsible for our success;
•	align and strengthen the mutuality of interests between our executive officers, our company and our stockholders;
•	deliver compensation that reflects our financial and operational performance, while providing the opportunity to earn above-targeted total compensation for exceptional performance; and
•	provide total compensation to each executive officer that is internally equitable, competitive, and influenced by company and individual performance.

We believe that our success depends in large part on our ability to attract, retain and motivate qualified executives through competitive compensation arrangements. We also believe that the compensation paid to our executive officers should be influenced by the value we create for our stockholders. For these reasons, our Compensation Committee believes that our compensation programs should provide incentives to attain both short- and long-term financial and other business objectives and reward those executive officers who contribute meaningfully to attaining those objectives. The Compensation Committee supports a pay-for-performance philosophy within a compensation structure that is competitive, internally equitable and responsible.

Our executive compensation program consists of three primary elements:

•	base salary;
•	annual performance-based cash incentive compensation; and
•	long-term equity incentive compensation.

2014 Pay-for-Performance Highlights

We revised our compensation programs for 2014. We achieved this through extensive internal analysis and by engaging a third party compensation consultant. Due to the extensive work involved in this analysis of our compensation programs, our compensation decisions for 2014 described in this Executive Compensation section were generally finalized later in the year in June 2014.

In 2014, we achieved both strong financial performance and significant progress towards our strategic objectives. Highlights of 2014 include:

•	Strong Net Income. We reported strong net income of $20.0 million, or $0.88 per diluted share.
•	Record Adjusted EBITDA. We achieved a record $95.0 million of earnings before interest, taxes, debt extinguishments, fair value adjustments and warrant inducements and depreciation and amortization, or Adjusted EBITDA. Adjusted EBITDA is the financial performance measure under Pacific Ethanol’s annual cash incentive compensation plan.
•	Kinergy’s Adjusted Net Income. Kinergy achieved $4.1 million of adjusted net income, or Adjusted Net Income, calculated by reducing Kinergy’s net income by taxes deemed incurred (excluding the effect of tax loss carryforwards) and adjusting Kinergy’s net income, either up or down, for any policy or change in practice imposed during the year which affected Kinergy’s net income that was not accounted for in Kinergy’s budgeted net income. Kinergy’s Adjusted Net Income, together with our overall Adjusted EBITDA, are the financial performance measures under Kinergy’s annual cash inventive compensation plan.
•	Record Cash Flows from Operations. We generated $88.3 million of cash flow from operations, allowing us to make substantial repayments of our outstanding consolidated indebtedness and reinvest in the Pacific Ethanol Plants through a number of plant improvement initiatives.
•	Restart of Madera, California Plant. We restarted ethanol production at our Madera, California plant in April 2014 and achieved production levels at full capacity by the end of the second quarter of 2014.
•	Substantial Repayment of Outstanding Indebtedness. We repaid $70.8 million in consolidated debt, including all indebtedness at the parent company level, significantly improving our balance sheet and cost of capital, and reducing our consolidated third-party debt at the Pacific Ethanol Plant level to $17.0 million.

As a result of our financial performance and other accomplishments, as well as the compensation of our NEOs compared to the market data and other factors discussed under “Compensation Decisions for 2014” on page 73 below and elsewhere in this Executive Compensation section, total direct compensation increased for 2014 for Neil M. Koehler, our Chief Executive Officer, by 33.4%, for Michael D. Kandris, our Chief Operating Officer, by 23.7%, for Bryon T. McGregor, our Chief Financial Officer, by 38.5%, and for Christopher W. Wright, our Vice President, General Counsel and Secretary, by 38.5%.  The increases reflect a combination of additional base salary, performance-based annual cash incentive compensation and long-term equity incentive compensation, with the bulk of the increases arising from changes to our performance-based annual cash incentive compensation program. These percentage increases exclude the value of certain stock awards made to certain NEOs in respect of their 2012 compensation that were grated in 2013. See footnotes 4, 6 and 7 to the “Summary Compensation Table” on page 83 below.

Total direct compensation for 2014 for James R. Sneed, our Vice President of Ethanol Supply and Trading, decreased by 41.7%. This decrease arises primarily from revisions to our annual cash incentive compensation plan for Kinergy with compensation levels more aligned with the compensation of similarly situated personnel at other organizations consistent with market data provided by our compensation consultants. In addition, we did not impose an overall dollar cap for Kinergy’s bonus plan for 2013, resulting in high bonus compensation paid to Mr. Sneed for that year. Our Compensation Committee revised Kinergy’s annual cash incentive compensation plan to include an overall dollar cap for 2014.

The 2014 compensation information in this report includes actual results for 2014 under our performance-based annual cash incentive compensation plans. Our annual cash incentive compensation plan payouts were made in February 2015. The payouts under the Pacific Ethanol plan reflect overall achievement of the plan’s financial performance element at 192% of the target level. This achievement reflects a level of Adjusted EBITDA that was 92% above our target level, and strong individual performance that resulted in maximum payouts under our individual performance measure. The Adjusted EBITDA we generated in 2014 was the result of substantially improved market conditions and our successful execution of a variety of strategic and other initiatives in 2014.

The payout under the Kinergy plan reflects overall achievement of the financial performance elements by James R. Sneed, our Vice President of Ethanol Supply and Trading, at 160% of the target level. This achievement reflects a level of Adjusted EBITDA that was 92% above our target level, a level of Kinergy’s Adjusted Net Income that was 40% above our target level, and strong individual performance that resulted in the maximum payout under our individual performance measure. Kinergy’s Adjusted Net Income generated in 2014 was the result of substantially improved market conditions and our efforts at efficiently managing Kinergy’s operations.

Compensation Philosophy and Objectives

Our compensation philosophy and objectives are to align the interests of our executive officers with those of our stockholders and incent our executive officers to attain our short- and long-term financial and other business goals. We also seek to ensure that our executive compensation structure and total compensation is fair, reasonable and competitive in the marketplace so that we can attract and retain superior personnel in key positions. In addition, we endeavor to provide an executive compensation structure and total compensation that are internally equitable based upon each executive officer’s role and responsibilities, while grouping executive officers within compensation tiers, to promote a collaborative working environment, when the executive officers are considered too closely aligned to make meaningful compensation distinctions. Our Compensation Committee seeks to make executive compensation decisions that embody this philosophy and that are directed towards attaining these objectives.

In implementing our compensation philosophy and objectives, our Compensation Committee reviews and analyzes each executive position, including the importance and scope of the role and how the position compares to other Pacific Ethanol executive officers and personnel. Our Compensation Committee also compares these positions to similar positions at organizations from across the United States, including organizations engaged in the chemicals, light and heavy manufacturing, and construction and materials industries, as further described below under “Benchmarking”. In addition, our Compensation Committee draws from other compensation-related market data. This information helps provide our Compensation Committee with an understanding of how total compensation for each executive officer relates to the value of his or her position and, given our particular circumstances, whether the executive officer should be grouped with others within a compensation tier.

We believe that structuring our executive officer compensation program to align the interests of our executive officers with our interests and those of our stockholders, and properly incenting our executive officers to attain our short- and long-term business goals, best serves the interests of our stockholders and creates stockholder value. We believe this occurs through motivating our executive officers to attain our short- and long-term business goals and retaining these executive officers by providing compensation opportunities that are competitive in the marketplace and internally equitable. We also endeavor to design our executive compensation programs so they are not reasonably likely to materially and adversely affect us, as discussed in more detail in “Compensation Risk Analysis” on page 82 below. We intend that total compensation paid or available to our executive officers, including base salary, annual cash incentive compensation, long-term equity incentive compensation and benefits, is consistent with our compensation philosophy and objectives described above.

Compensation Governance Practices

Below we highlight various executive compensation governance practices intended to align the interests of our executive officers with those of our stockholders, incent the attainment of our short- and long-term business objectives, and attract and retain superior employees in key positions.

•	Pay-for-performance. We tie a substantial portion of pay to company and individual performance. We structure total compensation with significant annual cash incentives and a long-term equity component, thereby making a substantial portion of each NEO’s targeted total compensation dependent upon company and individual performance as well as the performance of our stock price.
•	Retention through long-term equity awards. We employ long-term equity awards through grants of restricted stock that vest in the future. These equity awards are designed to aid in our retention of key personnel in important positions and align the interests of our executive officers with those of our stockholders.
•	Long vesting periods. Our equity awards to our NEOs generally vest in annual installments over a three year period.
•	Linkage of annual cash incentive compensation plans to company performance. Our annual cash incentive compensation plans link a substantial portion of targeted and potential payouts to our financial performance. The 2014 financial performance measure for the compensation pool for our primary incentive compensation plan was Adjusted EBITDA, which we weighted at 80% for our NEOs covered by that plan. In addition, Kinergy’s annual cash incentive compensation plan, applicable only to James R. Sneed, our Vice President of Ethanol Supply and Trading, linked his targeted and potential payouts to Kinergy’s financial performance, in particular, Kinergy’s Adjusted Net Income as well as our overall Adjusted EBITDA, which were collectively weighted at 80% for Mr. Sneed. The 2014 non-financial performance measure for funding the compensation pools for these incentive compensation plans was individual performance measured against pre-established goals, which we weighted at 20% for our NEOs.
•	Compensation Tiers. We group certain executive officers together within a compensation tier to promote a collaborative working environment. Our Compensation Committee makes these determinations when the executive officers are considered too closely aligned to make meaningful compensation distinctions and to promote teamwork.

•	Perquisites. We do not currently offer our NEOs any significant perquisites, other than certain travel perquisites or those offered to our employees generally. Our executive officers are not guaranteed any retirement or pension benefits or any non-qualified deferred compensation plans. Instead, we offer our NEOs the opportunity to accumulate assets through their equity awards and the appreciation of their equity awards, and offer the opportunity to participate in our 401(k) plan on the same basis as our other employees.
•	Independent Compensation Consultant. Our independent compensation consultant, Hay Group, Inc., or Hay Group, is retained directly by our Compensation Committee and performs no additional services for us.
•	No short selling, pledging or hedging. Our insider trading policy prohibits all employees, officers and directors from engaging in any short sale of Pacific Ethanol securities, as well as any transaction involving puts, calls, collars, forward sales contracts, warrants or other options on Pacific Ethanol securities. Additionally, our executive officers are restricted from pledging Pacific Ethanol securities as collateral for a loan.
•	No option re-pricing. Our 2006 Plan does not permit options or stock appreciation rights to be repriced to a lower exercise price without the approval of our stockholders, except in connection with certain changes to our capital structure.

Executive Compensation Program and Processes

Participants

Compensation Committee

Our Compensation Committee, with input from our management and one or more independent compensation consultants, establishes, refines and updates our executive compensation program. Our Compensation Committee establishes our compensation philosophy and objectives; oversees the design and administration of our executive compensation program; establishes the elements and mix of total compensation; sets the parameters and specific target metrics of our performance-based incentive compensation plan; and determines the target compensation of our executive officers.

Our Compensation Committee has the authority to retain independent counsel, advisors and other experts to assist it in the compensation-setting process and receives adequate funding to engage those service providers.

Independent Compensation Consultant

In October 2013, following a competitive request for proposal from three different compensation consultants, our Compensation Committee retained Hay Group as its independent advisor for its 2013−2014 compensation review. Hay Group was selected based on its expertise and skilled team dedicated to meet the needs of our Compensation Committee and its experience with ethanol and other companies closely tied to agriculture and commodity businesses.

Hay Group furnishes independent data, market analyses and advice to our Compensation Committee concerning executive compensation, including regarding the competitiveness of compensation plan design and evolving executive compensation trends and practices. Hay Group is available to attend and participate in Compensation Committee meetings from time to time as and when requested by our Compensation Committee. Hay Group also advises our Compensation Committee on the principal aspects of our executive compensation program, including the implementation of our compensation philosophy and objectives, and specific elements of executive compensation.

In evaluating Hay Group’s independence, our Compensation Committee considered multiple factors. In particular, our Compensation Committee reviewed all services Hay Group provided to Pacific Ethanol in 2013 and 2014. These services included consulting services to help us determine appropriate compensation for 2014 for our NEOs as well as certain non-NEO personnel. The fees for these consulting services were not segregated between consulting services in respect of NEO compensation and consulting services in respect of non-NEO personnel compensation. In total, fees paid to Hay Group for services rendered to help us determine appropriate compensation for 2014 were $34,000. Our Compensation Committee also considered Pacific Ethanol’s purchase of survey data from Hay Group for purposes of benchmarking NEO and non-NEO compensation, which amounted to $18,000. We did not engage Hay Group, and no fees were paid to Hay Group, in respect of any services other than Hay Group’s work with our Compensation Committee to help us determine appropriate compensation for 2014 for our NEOs and certain non-NEO personnel. In evaluating Hay Group’s independence, our Compensation Committee also considered Hay Group’s internal mechanisms and policies to ensure Hay Group’s ability to provide objective advice, including that:

•	Hay Group is hired by the Compensation Committee and reports directly to the Compensation Committee; and
•	Hay Group has a broad base of clients, which reduces its reliance on any specific account for achieving its business goals.

Hay Group also represented to the Compensation Committee that there are no personal or business relationships between the Hay Group account manager and any member of the Compensation Committee or any NEO beyond the Pacific Ethanol relationship. Further, the Hay Group account manager does not directly own any Pacific Ethanol shares (although some of the account manager’s investments controlled solely by independent, third-party managers may own Pacific Ethanol shares by way of indexed funds). Based on the above and other factors, including the factors set forth under Rule 10C-1 of the Exchange Act, the Compensation Committee assessed Hay Group’s independence and concluded that no conflict of interest exists that would prevent Hay Group from independently representing the Compensation Committee.

Management

Our Chief Executive Officer and other executive officers attend Compensation Committee meetings as requested by the Compensation Committee. These individuals are not present during executive sessions of Compensation Committee meetings except at the invitation of the Compensation Committee. Our General Counsel, under the direction of our Chief Executive Officer, leads our management in preparing recommendations on executive and employee compensation requested by the Compensation Committee.

Benchmarking

Our Compensation Committee benchmarks the total compensation of our NEOs using compensation market data as a reference to assist it in understanding the competitive pay positioning of total compensation and each element of compensation. Our Compensation Committee reviews compensation for each executive officer in relation to the middle 50% of the market (defined by the 25th, 50th and 75th percentiles of the compensation market data) that, along with other factors, provides context for executive pay decisions. Hay Group provided, for comparative purposes, compensation data from surveys of third parties that includes information from United States industrial companies, including organizations engaged in the chemicals, light and heavy manufacturing, and construction and materials industries. We have included in Exhibit 99.1 to this report the companies included in the survey data.

Other Factors Considered in Setting Compensation

In addition to a review of our competitive market position, our Compensation Committee also took into account several other important factors in setting executive compensation for 2014, including company performance, internal pay equity considerations, the experience and responsibilities of each NEO, budget constraints, market conditions, individual performance, and contributions to corporate achievements.

As part of the 2014 compensation-setting process for our NEOs, our Compensation Committee also reviewed “tally sheets” comprised of spreadsheets and tabular information that indicated the dollar amount of each component of compensation, including current and proposed base salaries, the proposed actual cash incentives to be paid for the prior year and the targeted cash incentives for the current year, and current projected values for the proposed equity-based awards based on stock price assumptions. The purpose of those tally sheets was to provide our Compensation Committee with a comprehensive snapshot of both the actual compensation provided to our executive officers and the potential compensation that could result from the various components of their proposed 2014 compensation packages. The Compensation Committee did not take into account the potential payments under our severance and change-in-control arrangements as the Compensation Committee sought to maintain the appropriate incentives with regard to matters that might result in severance and change-in-control payments. See “Other Policies and Factors Affecting Executive Officer Compensation—Severance and Change-in-Control Arrangements” below.

The Role of Stockholder Say-on-Pay Votes

We provide our stockholders with the opportunity to cast an advisory vote on the compensation of our NEOs each year. At our 2014 annual meeting, approximately 83% of votes cast on our “say-on-pay” proposal were voted in favor of the proposal.

Our Compensation Committee considered the outcome of this advisory vote and believes it conveyed the support of our stockholders of the Compensation Committee’s decisions and our executive compensation programs and practices for 2013. After considering this advisory vote and other factors, our Compensation Committee decided, however, to revise our executive compensation programs for 2014 to more closely align them with our compensation philosophy and objectives.

In keeping with the approval of our proposal at our 2013 annual meeting to submit “say-on-pay” advisory proposals to our stockholders annually, we will continue to do so for the foreseeable future and our Compensation Committee will continue to consider the results of future “say-on-pay” advisory votes in its ongoing evaluation of our compensation programs and practices.

Risk Considerations

As discussed in “Compensation Risk Analysis” below, the Compensation Committee reviews our compensation programs annually and for 2014 concluded that these programs did not create risks that could be reasonably likely to have a material adverse effect on us.

Elements of Compensation

Our executive compensation program is comprised of three principal elements designed to operate together as part of an integrated compensation package to further our compensation objectives. The three principal elements of our executive compensation program are:

•	Cash compensation in the form of base salary;
•	Annual cash incentive compensation; and
•	Long-term equity incentive compensation.

In addition, our executive compensation program also includes indirect compensation in the form of standard employee benefit programs, limited perquisites and other executive benefits, and severance and change-in-control benefits. Our executive compensation program also allows for special discretionary cash or equity awards to address specific individual circumstances not fully addressed by the three principal elements of our executive compensation program.

In making compensation decisions, our Compensation Committee exercises its judgment on the overall level of compensation provided by this total compensation package as well as the mix of the three principal elements of compensation.

Base Salary

Our Compensation Committee reviews the base salary levels for our executive officers annually and makes such adjustments as it deems appropriate after taking into account the officer’s level and scope of responsibility and experience, company and individual performance, competitive market data, and internal pay equity considerations.

Annual Cash Incentive Compensation

Annual cash incentive compensation for key employees, including our NEOs, consists of cash awards under our short-term incentive plans. We have an annual cash incentive compensation plan applicable to all NEOs other than James R. Sneed, our Vice President of Ethanol Supply and Trading, and an annual cash incentive compensation plan applicable solely to Mr. Sneed. Participants are eligible for annual cash incentive compensation based upon the attainment of pre-established goals. Awards under the plans are based on up to three elements: financial performance, departmental performance and individual performance. Pacific Ethanol’s financial performance is an element in all participants’ awards, whereas one or both of the departmental performance and individual performance elements will also apply, depending on the particular participant. Our NEOs are evaluated under the plans based solely on the financial performance and individual performance elements because our Compensation Committee believes that these elements will best incent our NEOs to attain our short- and long-term financial and other business goals. The 2014 payout structure under our annual cash incentive compensation plans for our NEOs is set forth below:

Target ($)	x	Performance Factor	=	Overall Payout

• Target $ = % of base salary • NEO Target %: ➢ CEO: 70% ➢ Other NEOs: 35-50%

• Financial performance:

➢ 80% weight

➢ Min/max payout for Adjusted EBITDA (all NEOs): 0%/175% of target

➢ Min/max payout for Kinergy’s Adjusted Net Income (Mr. Sneed only): 0%/855% of target

• Individual performance:

➢ 20% weight

➢ Min/max payout (all NEOs): 0%/100% of target

• Minimum payout (all NEOs): 0% of target • Target Payout (all NEOs): 100% of target • Maximum payout (NEOs other than Mr. Sneed): 160% of target • Maximum payout (Mr. Sneed only): 500% of target

Our Compensation Committee selected our annual cash incentive compensation plans as the vehicle for cash incentive compensation for 2014 for our executive officers because the Compensation Committee believes the plans properly incent our executive officers by focusing primarily on our financial performance, as further discussed below, while allowing awards to reflect other important factors, including an executive officer’s individual performance and accomplishments. The retention of such flexibility may preclude certain of our annual awards from qualifying as performance-based compensation under Internal Revenue Code Section 162(m), resulting in the loss of income tax deductibility to the extent annual compensation exceeds $1.0 million.

Financial Performance

We have two annual cash incentive compensation plans, one applicable to all NEOs other than James R. Sneed, our Vice President of Ethanol Supply and Trading, and a separate plan applicable solely to Mr. Sneed. Our annual cash incentive compensation plan applicable to all NEOs other than Mr. Sneed uses our Adjusted EBITDA as its sole financial performance element. Our annual cash incentive compensation plan applicable to Mr. Sneed uses our Adjusted EBITDA and Kinergy’s Adjusted Net Income as its financial performance elements.

Pacific Ethanol—Adjusted EBITDA

The financial performance element of our annual cash incentive compensation plan applicable to all NEOs other than Mr. Sneed is based on an Adjusted EBITDA goal established by our Compensation Committee. The Compensation Committee is expected to change the numerical Adjusted EBITDA goal from year to year and may include financial performance measures other than Adjusted EBITDA in future years.

The Compensation Committee selected the Adjusted EBITDA metric because it believed that earnings before interest, taxes, depreciation and amortization, or EBITDA, is an industry-accepted measure of overall financial performance and demonstrates our financial performance and ability to reinvest in our business. The Compensation Committee departed from the standard EBITDA metric because it believed Adjusted EBITDA better reflects Pacific Ethanol’s financial performance on a year-over-year basis by excluding non-recurring charges for debt extinguishments and warrant inducements and by excluding non-cash charges for fair value adjustments. Use of the Adjusted EBITDA metric also allowed the Compensation Committee to incent our executive officers to focus on factors over which they can exert control, such as attaining higher margins through managing production volumes relative to both ethanol and co-product sales prices and production input costs, increasing production efficiencies, and controlling operating costs such as selling, general and administrative expenses, all of which impact Adjusted EBITDA. The Compensation Committee also desired to omit from the financial performance metric factors over which the executive officers have less control and which it viewed as less relevant to measuring year-over-year financial performance, such as interest expense, taxes, depreciation and amortization.

The financial performance element for 2014 was weighted at 80% and was the most heavily-weighted element. This element was assigned the highest weighting because the principal purpose of our annual cash incentive compensation plan is to motivate and reward participants for achieving our financial goals, while allowing significantly higher payouts for 2014 of up to 175% of the targeted payout amount for financial outperformance, and to align participant and stockholder interests.

Kinergy—Adjusted EBITDA and Kinergy’s Adjusted Net Income

The financial performance element of Kinergy’s annual cash incentive compensation plan applicable to Mr. Sneed is based on Adjusted EBITDA and Kinergy’s Adjusted Net Income goals established by our Compensation Committee. The Adjusted EBITDA goal applicable to Kinergy’s annual cash incentive compensation plan is the same as the goal for our annual cash incentive compensation plan applicable to all other NEOs. The Compensation Committee is expected to change Pacific Ethanol’s numerical Adjusted EBITDA and Kinergy’s numerical Adjusted Net Income goals from year to year and may include financial performance measures other than Adjusted EBITDA and Kinergy’s Adjusted Net Income in future years.

The Compensation Committee selected the Adjusted EBITDA metric as a financial performance element of Kinergy’s annual cash incentive compensation plan for the same reasons noted above with regard to our annual cash incentive compensation plan applicable to all NEOs other than Mr. Sneed and because the Compensation Committee wanted to incent Mr. Sneed to benefit Pacific Ethanol as a whole through his performance and enable Mr. Sneed to benefit from overall company performance.

The Compensation Committee selected Kinergy’s Adjusted Net Income metric as an additional financial performance element of Kinergy’s annual cash incentive compensation plan because our overall objective for Kinergy in 2014 was for Kinergy to contribute higher net income to Pacific Ethanol as a whole to boost overall company performance by increasing Kinergy’s market share while focusing on Kinergy’s profitability. The Compensation Committee departed from the standard net income metric because it believed Kinergy’s Adjusted Net Income better reflects Kinergy’s financial performance by excluding the effects of legacy tax loss carryforwards while also maintaining a uniform methodology of measuring Kinergy’s Adjusted Net Income against budgeted net income by excluding mid-year changes in policy or practice. The Compensation Committee believed that excluding these mid-year changes would best incent Mr. Sneed by determining Kinergy’s Adjusted Net Income under the same assumptions as budgeted net income. A departure from these assumptions mid-year to make changes in policy or practice could have affected the calculation of Kinergy’s Adjusted Net Income and therefore unfairly increase or decrease Mr. Sneed’s annual cash incentive compensation. For 2014, Kinergy had no mid-year changes in policy or practice that affected the calculation of Kinergy’s Adjusted Net Income.

The financial performance element for 2014 was weighted at 80% and was the most heavily-weighted element. This element was assigned the highest weighting because the principal purpose of our annual cash incentive compensation plan for Mr. Sneed is to motivate and reward him for achieving our financial goals, while allowing significantly higher payouts for 2014 of up to 600% of target compensation for Kinergy and Pacific Ethanol financial outperformance, and to align the interests of Mr. Sneed and our stockholders.

Departmental Performance

The departmental performance element is based on quantitative criteria and subjective elements established by our executive committee. The extent to which a department is deemed to have achieved its performance goals is determined by our executive committee in consultation with our Compensation Committee. Payout under the departmental element is in the discretion of our Compensation Committee and was funded at a rate of 0% to 100% of the participant’s targeted payout amount for the element. Although our overall NEO performance evaluations included many departmental factors, our Compensation Committee weighted the departmental performance element at 0% for 2014 for our NEOs, focusing instead solely on financial performance and individual performance by the NEOs because the Compensation Committee believed those two performance elements, and their respective weightings, would best incent our NEOs in a manner consistent with our compensation philosophy and objectives.

Individual Performance

The individual performance element is based on individual participant goals based on quantitative criteria and subjective elements established by each participant’s supervisor, in consultation with our executive committee. The extent to which a participant is deemed to have achieved his or her individual performance goals is determined by our executive committee in consultation with the participant’s supervisor. However, the extent to which a participant who is an executive officer is deemed to have achieved his or her individual performance goals is recommended by our Chief Executive Officer but ultimately determined by our Compensation Committee. Payout under the individual performance element is in the discretion of the Compensation Committee and was funded at a rate of 0% to 100% of the participant’s targeted payout amount for the element.

Long-Term Equity Incentive Compensation

Long-term equity incentive compensation for key employees, including our NEOs, generally consists of awards of restricted stock under our 2006 Plan. Although we granted stock options in the past, we primarily made awards of restricted stock under our 2006 Plan as a means of providing long-term equity incentive compensation. We believe that shares of restricted stock are less subject to market volatility than stock options and therefore offer a more balanced and competitive equity compensation arrangement.

The Compensation Committee approves equity awards for our NEOs in connection with the annual review of their individual performance and overall compensation. The annual awards are typically made near the end of the first quarter and represent the majority of the shares granted for the year under our equity incentive compensation program. Each award is designed primarily as a retention tool, requiring the executive to remain with Pacific Ethanol for at least one year to receive the benefit of one-third of the award on partial vesting and at least three years to receive the full benefit of the award on full vesting. We believe our equity incentive compensation aligns the interests of our NEOs with those of our stockholders and provides each NEO with a significant incentive to manage our company from the perspective of an owner with an equity stake in the business by tying significant portions of the recipients’ compensation to the market price of our common stock.

Awards of restricted stock typically vest annually over a three-year period of continued service measured from the grant date. Each award of restricted stock will provide a return to the NEO only to the extent he or she remains employed with us during the partial or full vesting period.

In making long-term equity incentive awards, our Compensation Committee sets a target value for the award for each executive officer based on its judgment about the factors used in setting executive officer total compensation described under “Compensation Philosophy and Objectives” above as well as our Compensation Committee’s judgment regarding the desired mix of base salary, annual cash incentives and long-term equity incentives. Our Compensation Committee also considers outstanding vested and unvested equity awards to executive officers, the stock ownership levels of executive officers and the potential dilutive effect on our stockholders.

Once our Compensation Committee determines the target value of a recipient’s long-term equity incentive award, we establish the specific number of shares subject to the award by dividing the target value of the equity grant by the closing price of a share of our common stock on the date of grant. This is the same valuation model we use for our financial statements determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718.

Other Compensation and Benefits

We do not currently offer retirement or pension benefits or any non-qualified deferred compensation plans. Instead, we provide our NEOs with the opportunity to accumulate retirement income primarily through a defined contribution plan and through the appreciation of the value of their equity awards. Consistent with our pay-for-performance compensation philosophy, we do not provide our executive officers with any significant perquisites, other than certain travel perquisites or those offered to our employees generally. Except as noted below, our NEOs are eligible to participate in the following employee benefit programs on the same basis as all other regular employees:

401(k) Plan. Each of our NEOs and other salaried employees are eligible to participate in a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. In 2014, we contributed $1.00 for each $1.00 of employee contributions, up to a maximum contribution of 3.0% of the participant’s eligible compensation, and we contributed $0.50 for each $1.00 of employee contributions for contributions in excess of 3.0% of the participant’s eligible compensation up to a maximum of 5.0% of the participant’s eligible compensation. Our maximum matching contribution during 2014 was $9,800 per year. We have included our contributions to the accounts of the NEOs for the applicable years in the “All Other Compensation” column in the Summary Compensation Table below to the extent “All Other Compensation” exceeded $10,000 for a particular NEO.

Group Life, Health and Disability Plans. We have established group life, health and disability plans for our employees. The NEOs may participate in these plans on the same basis as other employees.

Perquisites and Other Benefits. We furnish a limited number of perquisites to our NEOs, of which only travel-related perquisites meet the threshold for reporting in the “All Other Compensation” column in the Summary Compensation Table under the rules of the Securities and Exchange Commission. Our corporate travel policy, applicable only to certain executive officers, covers expenses of our Vice President, General Counsel and Secretary and our Vice President of Ethanol Supply and Trading for business travel from their out-of-state residences to our principal offices in Sacramento, California as well as expenses for local lodging. Our travel policy does not provide for a “gross-up” for taxes on amounts we reimburse under the policy that are taxable compensation to the employee.

Other Policies and Factors Affecting Executive Officer Compensation

Severance and Change-in-Control Arrangements

We have established executive employment agreements that include severance and change-in-control arrangements with each of our NEOs. These arrangements set forth the terms and conditions upon which these NEOs would be entitled to receive certain benefits upon termination of employment.

These agreements are intended to help us attract and retain executive talent in a competitive marketplace; enhance the prospects that the NEOs would remain with us and devote their attention to our performance in the event of a potential change in control; foster their objectivity in considering a change-in-control proposal; and facilitate their attention to our affairs without the distraction that could arise from the uncertainty inherent in severance and change-in-control situations.

The disclosure below under “—Summary Compensation Table—Executive Employment Agreements”, “—Severance and Change in Control Arrangements with Named Executive Officers” and “—Calculation of Potential Payments upon Termination or Change in Control” explains in detail the benefits under these arrangements and the circumstances under which these NEOs would be entitled to them.

Trading Policy

Our insider trading policy prohibits all employees, officers and directors from engaging in any short sale of Pacific Ethanol securities, as well as any transaction involving puts, calls, collars, forward sales contracts, warrants or other options on Pacific Ethanol securities. Additionally, our executive officers are restricted from pledging Pacific Ethanol securities as collateral for a loan.

Tax Considerations

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly-held corporations for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. However, this limitation only applies to compensation that is not considered performance-based for purposes of Section 162(m). Certain types of performance-based compensation are excluded from the $1.0 million deduction limit if specific requirements are met. As discussed earlier, certain amounts paid under our annual cash incentive compensation plan for 2014 qualified as such performance-based compensation. In addition, our time-based grants of restricted stock awarded to our executive officers do not qualify as such performance-based compensation, because their vesting is not tied to any performance metric.

Our Compensation Committee generally considers the impact of Section 162(m) when designing our cash and equity incentive compensation programs so that awards may be granted under these programs in a manner that qualifies them as performance-based for purposes of Section 162(m). However, we believe that in establishing the cash and equity incentive compensation programs for our executive officers, the potential tax deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. We believe it is important to maintain cash and equity incentive compensation at the levels and with the design features needed to attract and retain the executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation. Accordingly, our Compensation Committee may grant awards under which payments may not be deductible under Section 162(m) when the Compensation Committee determines that such non-deductible arrangements are otherwise in our best interests and in furtherance of the objectives of our executive compensation programs.

Compensation Recovery Policies

Pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, if we are required as the result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they receive. We anticipate additional requirements in this regard once the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act have been adopted and we intend to fully comply with the requirements.

Compensation Decisions for 2014

Our Compensation Committee established compensation for our NEOs in 2014 in a manner consistent with our executive compensation philosophy and objectives. Our Compensation Committee’s decisions were based upon its judgment about our financial and other business performance for 2013, expected financial and other business performance for 2014, and the positions, scope and importance of the roles of our NEOs and how their positions compared to other Pacific Ethanol executive officers and personnel. Our Compensation Committee’s decisions were also based on comparing and adjusting the compensation of our NEOs in reference to the compensation of similarly situated personnel at other organizations through a benchmarking process. See “Benchmarking” above. The Compensation Committee also considered certain other factors such as budget constraints and executive officer recommendations. Through these efforts, our Compensation Committee established a desired level and mix of total compensation.

In setting the compensation of our executive officers, except as noted below, our Compensation Committee did not adhere to any specific formulas tied to market data nor did it rely on market data to determine the specific mix of compensation components. Instead, our Compensation Committee used this data as a guide and a resource for tracking executive compensation trends.

Total Compensation

In implementing its compensation philosophy and objectives for 2014, our Compensation Committee categorized each executive officer into one of three tiers based on its view of the importance and scope of the executive officer’s role and how his position compares to other Pacific Ethanol executive officers and personnel. The Tier 1 category included only our Chief Executive Officer. The Tier 2 category included our Chief Operating Officer, our Chief Financial Officer and our Vice President, General Counsel and Secretary. The Tier 3 category included all other executive officers, including our Vice President of Ethanol Supply and Trading.

Our Compensation Committee targeted total compensation for Neil M. Koehler, our Chief Executive Officer, as the sole member of the Tier 1 category, at approximately the 75th percentile, targeted total compensation for Michael D. Kandris, our Chief Operating Officer, Bryon T. McGregor, our Chief Financial Officer, and Christopher W. Wright, our Vice President, General Counsel and Secretary, as members of the Tier 2 category, at above the 50th percentile but below the 75th percentile, and targeted total compensation for our other executive officers, including James R. Sneed, our Vice President of Ethanol Supply and Trading, as a member of the Tier 3 category, at approximately the 50th percentile, in each case relative to similarly situated personnel, or groups of personnel in the case of the Tier 2 category, at our third-party survey group companies based on the market data provided by Hay Group.

Our Compensation Committee viewed the importance and scope of the Tier 2 executive officers’ roles and how their respective positions compare to other Pacific Ethanol executive officers and personnel as too closely aligned to make meaningful compensation distinctions among the Tier 2 executive officers. In grouping the Tier 2 executive officers together, our Compensation Committee also desired to promote a collaborative environment among the executive officers who work most closely together as a team. In determining the relevant percentile comparisons for the Tier 2 officers, our Compensation Committee used compensation data from our third-party survey group companies corresponding to each of the three officer positions within the Tier 2 category. This methodology resulted in three different total compensation figures at the 50th and 75th percentile levels given the different officer positions of the Tier 2 executive officers. Consistent with our Compensation Committee’s view that the Tier 2 executive officers were too closely aligned to make meaningful compensation distinctions among them, and to promote a collaborative working environment, our Compensation Committee selected the middle of the three 50th percentile total compensation figures by discarding the highest and lowest compensation figures rather than viewing each officer separately against his respective market data. The resulting single total compensation figure, increased for the reasons discussed below, was then used to target total compensation for all three of our Tier 2 executive officers.

The Compensation Committee determined the 75th percentile was an appropriate benchmark for Mr. Koehler because of Mr. Koehler’s exceptional industry expertise, his background as a founder of Pacific Ethanol and that his continued leadership of Pacific Ethanol is especially valuable in light of these factors, as well as our Compensation Committee’s view that Mr. Koehler’s compensation is appropriate relative to other public company Chief Executive Officers in our industry. The Compensation Committee determined that total compensation for the Tier 2 executive officers above the 50th percentile and below the 75th percentile was appropriate because that level is consistent with the Compensation Committee’s intention for 2014 to target total compensation for our Tier 2 executive officers at or around the median of total compensation of similarly situated personnel at other organizations, but increased to compensate the Tier 2 executive officers for lower base salaries relative to median base salaries of similarly situated executive officers. The additional targeted compensation above the 50th percentile took the form of long-term equity incentive compensation, further tying the Tier 2 executive officers’ compensation to company performance. The Compensation Committee determined the 50th percentile was an appropriate benchmark for our Tier 3 executive officers because that level is consistent with the Compensation Committee’s intention for 2014 to target total compensation for our Tier 3 executive officers at the median of total compensation of similarly situated personnel at other organizations.

Base Salary

Given our history of losses and uncertainties regarding future performance, and to reduce the impact on our financial position in the event of poor 2014 performance, our Compensation Committee decided to limit base salary adjustments for executive officers to a 3% increase over 2013 levels. This resulted in higher targeted long-term equity incentive compensation for 2014 for our Tier 1 and Tier 2 executive officers necessary to attain total compensation at the levels targeted.

Annual Cash Incentive Compensation

In setting total compensation for 2014, our Compensation Committee determined that our executive officers, other than Mr. Sneed, were paid at significantly lower levels than similarly situated personnel at other organizations largely due to the absence of regular payouts under an annual cash incentive compensation plan. Our Compensation Committee concluded that it was important to alter the payout criteria of the annual cash incentive compensation in order to assure that annual cash incentive compensation is a meaningful part of the total mix of compensation in 2014 and in future years in order to bring total compensation to competitive levels and properly incent performance. We also revised our annual cash incentive compensation plan for Kinergy with compensation levels more aligned with the compensation of similarly situated personnel at other organizations consistent with market data provided by our compensation consultants. In addition, we did not impose an overall dollar cap for Kinergy’s bonus plan for 2013, resulting in high bonus compensation paid to Mr. Sneed for that year. Our Compensation Committee revised Kinergy’s annual cash incentive compensation plan to include an overall dollar cap for 2014.

Our Compensation Committee targeted 2014 annual cash incentive compensation at 70% of base salary for our Chief Executive Officer, at 50% of base salary for our Chief Operating Officer, our Chief Financial Officer and our Vice President, General Counsel and Secretary and at approximately 35% of base salary for our Vice President of Ethanol Supply and Trading. These levels were consistent with the targeted percentage bonus amounts included in each executive officer’s employment agreement other than our Vice President of Ethanol Supply and Trading, whose employment agreement does not include a targeted percentage bonus amount.

As discussed above, awards under our annual cash incentive compensation plans are based on up to three elements: financial performance, departmental performance and individual performance. For 2014, our Compensation Committee weighted for each of our NEOs, financial performance at 80%, departmental performance at 0% and individual performance at 20%. In doing so, our Compensation Committee desired to incent most heavily activities that lead to strong overall financial performance while still rewarding individual performance.

Pacific Ethanol’s Annual Cash Incentive Compensation Plan

For our annual cash incentive compensation plan applicable to all NEOs other than James R. Sneed, our Vice President of Ethanol Supply and Trading, our Compensation Committee established our 2014 financial performance goal of Adjusted EBITDA at $49.6 million based on our projections established early in the year, and approved a matrix with a sliding scale of achievement and payout opportunities in which higher Adjusted EBITDA corresponded to higher levels of goal achievement and payouts. Our Adjusted EBITDA goal of $49.6 million was viewed as attainable but highly aspirational at the time the projections were finalized. Payout under the financial performance element was non-discretionary and was funded at a rate of 0% to 175% of the participants’ targeted payout amount for the financial performance element based on the actual level of Adjusted EBITDA compared to the Adjusted EBITDA goal. To achieve 100% of the Adjusted EBITDA performance goal, we had to achieve Adjusted EBITDA of $49.6 million for 2014; however, the matrix provided payout opportunities for partial achievement (e.g., payout as low as 40%) and overachievement (e.g., payout as high as 175%) of the Adjusted EBITDA goal at specified Adjusted EBITDA levels.

The Compensation Committee established for 2014 a maximum aggregate plan pool of up to $1.8 million for all performance elements with a targeted payout amount of $1.2 million if all personnel covered by the plan attained 100% of their financial, departmental and individual performance goals. The $0.6 million difference between the maximum aggregate plan pool of up to $1.8 million and the targeted payout amount of $1.2 million was available if financial performance exceeded the Adjusted EBITDA goal by the maximum amount of 175%.

A minimum level of $39.7 million of Adjusted EBITDA, or 80% of our Adjusted EBITDA goal, was required to be satisfied before there was any payout under the financial performance element. This feature was intended to assure that we achieved an acceptable minimum level of financial performance before annual cash incentives could be paid to any participant, including our executive officers. At the 80% Adjusted EBITDA level, the targeted aggregate payout was $0.3 million, or 40% of the portion of the plan pool attributable to financial performance. At the 100% Adjusted EBITDA level, the targeted aggregate payout was $0.8 million, or 100% of the portion of the plan pool attributable to financial performance. From the 100% level, the amounts increased in 5% increments to a maximum of 175% of our Adjusted EBITDA goal so that at the 175% Adjusted EBITDA level, the targeted aggregate payout was $1.4 million, or 175% of the portion of the plan pool attributable to financial performance.

Kinergy’s Annual Cash Incentive Compensation Plan

For our annual cash incentive compensation plan applicable solely to Mr. Sneed, our Compensation Committee established two financial performance goals for 2014, specifically, Kinergy’s Adjusted Net Income goal of $2.9 million and our Adjusted EBITDA goal of $49.6 million. Of the 80% weighting attributable to our financial performance under this plan, 50% was attributable to the Kinergy’s Adjusted Net Income goal and 30% was attributable to our Adjusted EBITDA goal. Kinergy’s annual cash incentive compensation plan operates in a manner substantially the same as our annual cash incentive compensation plan applicable to our other NEOs, including with respect to matrices with sliding scales of achievement and payout opportunities in which higher levels of Kinergy’s Adjusted Net Income and our Adjusted EBITDA corresponded to higher levels of goal achievement and payouts. The Compensation Committee established for 2014 a maximum aggregate plan pool of up to $400,000 for all performance elements with a targeted payout amount of $80,000 if Mr. Sneed attained 100% of his financial and individual performance goals. The $320,000 difference between the maximum aggregate plan pool of up to $400,000 and the targeted payout amount of $80,000 was available if financial performance exceeded Kinergy’s Adjusted Net Income goal by the maximum amount of 855% and financial performance exceeded our Adjusted EBITDA goal by the maximum amount of 175%. A minimum level of $2.3 million of Kinergy’s Adjusted Net Income, or 80% of Kinergy’s Adjusted Net Income goal, was required to be satisfied before there was any payout under Kinergy’s Adjusted Net Income financial performance element.

Long-Term Equity Incentive Compensation

Our Compensation Committee targeted 2014 long-term equity incentive compensation for our NEOs at a level equal to the balance of the executive officer’s targeted total compensation in excess of the sum of the executive officer’s base salary and targeted annual cash incentive compensation. Accordingly, in setting 2014 long-term equity incentive compensation, our Compensation Committee subtracted the sum of the executive officer’s base salary and targeted annual cash incentive compensation from targeted total compensation and established the specific number of shares subject to the award by dividing the target value of the equity grant by the closing price of a share of our common stock on the date of grant.

Individual Executive Officer Compensation Targets

Target direct compensation for each of our NEOs for 2014 is set forth below.

Specific results against performance objectives that influenced the amount and mix of our NEOs total direct compensation for 2014 included record Adjusted EBITDA and higher than budgeted Kinergy Adjusted Net Income for 2014 and full attainment by our NEOs of their respective individual performance goals under our annual cash incentive compensation plans. We achieved 192% of our Adjusted EBITDA goal for 2014, resulting in a payout under our annual cash incentive compensation plans to all NEOs at 175% of the targeted payout levels for that performance measure. We achieved 140% of Kinergy’s Adjusted Net Income goal for 2014 resulting in a payout under Kinergy’s annual cash incentive compensation plan to James R. Sneed at 221% of the targeted payout level for that performance measure.

Neil M. Koehler, Chief Executive Officer and President

The following table and chart shows Mr. Koehler’s direct target compensation for 2014 and 2013, as well as the positioning of his 2014 direct target compensation relative to similarly situated personnel at our third-party survey group companies based on the market data provided by Hay Group:

			Change
Neil M. Koehler	2014	2013	Dollars	Percent
Base Salary	$395,906	$384,375	$11,531	3.0%
Annual Cash Incentive Compensation
Target Percent of Base Salary	70.0%	70.0%		–
Target Dollars	$277,134	$269,063	$8,071	3.0%
Long-Term Equity Incentive Compensation
Target Percent of Base Salary	126.3%	130.1%		(2.9)%
Target Dollars	$500,000	$500,000	$–	–
Target Total Direct Compensation	$1,173,040	$1,153,438	$19,602	1.7%

Our Compensation Committee increased Mr. Koehler’s target total direct compensation by 1.7% for 2014 as compared to 2013. The increase in target compensation for 2014 resulted from an annual 3% increase of Mr. Koehler’s base salary, which also increased Mr. Koehler’s targeted annual cash incentive compensation by an equivalent amount. In addition, as discussed above, our Compensation Committee established Mr. Koehler’s target total direct compensation for 2014 at approximately the 75th percentile relative to similarly situated personnel at our third-party survey group companies based on the market data provided by Hay Group.

Michael D. Kandris, Chief Operating Officer

The following table and chart shows Mr. Kandris’ direct target compensation for 2014 and 2013, as well as the positioning of his 2014 direct target compensation relative to similarly situated personnel at our third-party survey group companies based on the market data provided by Hay Group:

			Change
Michael D. Kandris	2014	2013	Dollars	Percent
Base Salary	$253,380	$246,000	$7,380	3.0%
Annual Cash Incentive Compensation
Target Percent of Base Salary	50.0%	50.0%		–
Target Dollars	$126,690	$123,000	$3,690	3.0%
Long-Term Equity Incentive Compensation
Target Percent of Base Salary	67.5%	56.9%		18.6%
Target Dollars	$171,030	$140,000	$31,030	22.2%
Target Total Direct Compensation	$551,100	$509,000	$42,100	8.3%

Our Compensation Committee increased Mr. Kandris’ target total direct compensation by 8.3% for 2014 as compared to 2013. As discussed above, our Compensation Committee established Mr. Kandris’ target total direct compensation at above the 50th percentile and below the 75th percentile relative to similarly situated personnel at our third-party survey group companies based on the market data provided by Hay Group, which resulted in higher target total direct compensation for 2014 as compared to 2013.

Bryon T. McGregor, Chief Financial Officer

The following table and chart shows Mr. McGregor’s direct target compensation for 2014 and 2013, as well as the positioning of his 2014 direct target compensation relative to similarly situated personnel at our third-party survey group companies based on the market data provided by Hay Group:

			Change
Bryon T. McGregor	2014	2013	Dollars	Percent
Base Salary	$253,380	$246,000	$7,380	3.0%
Annual Cash Incentive Compensation
Target Percent of Base Salary	50.0%	50.0%		–
Target Dollars	$126,690	$123,000	$3,690	3.0%
Long-Term Equity Incentive Compensation
Target Percent of Base Salary	67.5%	56.9%		18.6%
Target Dollars	$171,030	$140,000	$31,030	22.2%
Target Total Direct Compensation	$551,100	$509,000	$42,100	8.3%

Our Compensation Committee increased Mr. McGregor’s target total direct compensation by 8.3% for 2014 as compared to 2013. As discussed above, our Compensation Committee established Mr. McGregor’s target total direct compensation at above the 50th percentile and below the 75th percentile relative to similarly situated personnel at our third-party survey group companies based on the market data provided by Hay Group, which resulted in higher target total direct compensation for 2014 as compared to 2013.

Christopher W. Wright, Vice President, General Counsel and Secretary

The following table and chart shows Mr. Wright’s direct target compensation for 2014 and 2013, as well as the positioning of his 2014 direct target compensation relative to similarly situated personnel at our third-party survey group companies based on the market data provided by Hay Group:

			Change
Christopher W. Wright	2014	2013	Dollars	Percent
Base Salary	$253,380	$246,000	$7,380	3.0%
Annual Cash Incentive Compensation
Target Percent of Base Salary	50.0%	50.0%		–
Target Dollars	$126,690	$123,000	$3,690	3.0%
Long-Term Equity Incentive Compensation
Target Percent of Base Salary	67.5%	56.9%		18.6%
Target Dollars	$171,030	$140,000	$31,030	22.2%
Target Total Direct Compensation	$551,100	$509,000	$42,100	8.3%

Our Compensation Committee increased Mr. Wright’s target total direct compensation by 8.3% for 2014 as compared to 2013. As discussed above, our Compensation Committee established Mr. Wright’s target total direct compensation at above the 50th percentile and below the 75th percentile relative to similarly situated personnel at our third-party survey group companies based on the market data provided by Hay Group, which resulted in higher target total direct compensation for 2014 as compared to 2013.

James R. Sneed, Vice President of Ethanol Supply and Trading

The following table and chart shows Mr. Sneed’s direct target compensation for 2014 and 2013, as well as the positioning of his 2014 direct target compensation relative to similarly situated personnel at our third-party survey group companies based on the market data provided by Hay Group:

			Change
James R. Sneed	2014	2013	Dollars	Percent
Base Salary	$226,600	$220,000	$6,600	3.0%
Annual Cash Incentive Compensation
Target Percent of Base Salary	35.3%	13.6%		159.6%
Target Dollars	$80,000	$30,000	$50,000	166.7%
Long-Term Equity Incentive Compensation
Target Percent of Base Salary	33.1%	34.1%		(2.9)%
Target Dollars	$75,000	$75,000	$–	–
Target Total Direct Compensation	$381,600	$325,000	$56,600	17.4%

Our Compensation Committee increased Mr. Sneed’s target total direct compensation by 17.4% for 2014 as compared to 2013. As discussed above, our Compensation Committee established Mr. Sneed’s target total direct compensation for 2014 at the 50th percentile relative to similarly situated personnel at our third-party survey group companies based on the market data provided by Hay Group, which resulted in higher target total direct compensation for 2014 as compared to 2013. The increase in 2014 was primarily related to the implementation of a higher targeted annual cash incentive compensation payout based on Kinergy’s budgeted Adjusted Net Income for 2014. For 2013, we did not target any annual cash incentive compensation payout at Kinergy’s budgeted income level beyond a guaranteed minimum bonus of $30,000. Subject to the guaranteed minimum bonus, Kinergy had to attain higher than budgeted income before any amounts were payable to Mr. Sneed in 2013.

The following Compensation Committee Report is not deemed filed with the Securities and Exchange Commission. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended (“Securities Act”), or under the Exchange Act that might incorporate future filings made by Pacific Ethanol under those statutes, the Compensation Committee Report will not be incorporated by reference into any such prior filings or into any future filings made by Pacific Ethanol under those statutes.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ended December 31, 2014.

Submitted by the Compensation Committee of the Board:

Larry D. Layne, Chair

Douglas L. Kieta

Terry L. Stone

John L. Prince

Compensation Risk Analysis

Our Compensation Committee, with the advice of its independent compensation consultant and input from management, reviewed the design of our employee compensation policies and practices and concluded that those policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. Significant factors considered by our Compensation Committee in reaching its conclusion include:

•	The mix and balance of base salary, annual cash incentive compensation and long-term equity incentive compensation, with an emphasis on long-term equity incentive compensation that increase along with our executives’ levels of responsibility;
•	A long-term equity incentive compensation program under which grants of restricted stock are made, which is intended to mitigate the risk of actions intended to capture short-term stock appreciation gains at the expense of sustainable total stockholder return over the longer-term;
•	Vesting of long-term equity incentive awards over a number of years;
•	Caps on annual cash incentive compensation;
•	Broad performance ranges for minimum, target and maximum financial performance goals with small tiered increments for annual cash incentive compensation that reduce the risk of accelerating or delaying revenue or expense recognition in order to satisfy the threshold or next tier for larger incentive payouts;

•	The financial performance measures we utilize under our annual cash incentive compensation plans, which include Adjusted EBITDA that accounts for controllable factors such as attaining higher margins through managing production volumes relative to both ethanol and co-product sales prices and production input costs, increasing production efficiencies, and controlling operating costs such as selling, general and administrative expenses; and Kinergy’s Adjusted Net Income that similarly accounts for controllable factors; and
•	Other features in our incentive programs that are intended to mitigate risks from our compensation program, particularly the risk of short-term decision-making. These features include the potential forfeiture of incentive awards by certain executive officers in the event of material noncompliance with any financial reporting requirements under the federal securities laws (other than to comply with changes in applicable accounting principles), including as a result of misconduct; and the ability of our Compensation Committee to exercise discretion to reduce or eliminate payouts under the discretionary components of our compensation program, such as the individual performance element in our annual cash incentive compensation plan, if it deems appropriate.

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our NEOs for all services rendered in all capacities to us for the years ended December 31, 2012, 2013 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation(3)		Total ($)
Neil M. Koehler	2014	$393,245	$443,415	$516,288	$–	$–		$1,352,948
Chief Executive Officer	2013	$384,375	$153,750	$665,283	$190,477	$–		$1,393,885
and President(4)	2012	$384,375	$40,000	$–	$–	$–		$424,375

Michael D. Kandris	2014	$251,677	$202,704	$176,588	$–	$–		$630,969
Chief Operating Officer(5)	2013	$246,000	$98,400	$112,179	$53,333	$–		$509,912
	2012	$–	$–	$–	$–	$–		$–

Bryon T. McGregor	2014	$252,027	$202,704	$176,588	$–	$–		$631,319
Chief Financial Officer(6)	2013	$246,000	$98,400	$191,183	$53,333	$–		$588,916
	2012	$246,000	$23,370	$–	$–	$–		$269,370

Christopher W. Wright	2014	$252,027	$202,704	$176,588	$–	$25,355	(8)	$656,674
Vice President, General	2013	$246,000	$98,400	$191,183	$53,333	$20,573	(8)	$609,489
Counsel and Secretary(7)	2012	$246,000	$23,370	$–	$–	$–		$269,370

James R. Sneed	2014	$225,077	$177,926	$77,434	$–	$–		$480,437
Vice President of Ethanol	2013	$220,000	$525,031	$43,635	$17,143	$17,969	(8)	$823,778
Supply and Trading	2012	$–	$–	$–	$–	$–		$–

_______________

(1)	The amounts shown are the fair value of stock awards on the date of grant. Fair value of stock awards is calculated by multiplying the number of shares of stock granted by the closing price of our common stock on the date of grant. The shares of common stock were issued under our 2006 Plan. Information regarding the grants of restricted stock and vesting schedules for the named executive officers is included in the “Grants of Plan-Based Awards–2014” and “Outstanding Equity Awards at Fiscal Year-End−2014” tables below and the footnotes thereto.
(2)	The amounts shown are the aggregate grant date fair values of grants of stock options to the named executive officers pursuant to the provisions of Accounting Standards Codification (“ASC”) 718. For a discussion of valuation assumptions used in ASC 718 calculations, see “Note 10—Stock-Based Compensation” of the Notes to Consolidated Financial Statements included elsewhere in this report. The options were issued under our 2006 Plan. Information regarding the vesting schedules for the named executive officers is included in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End−2014” table below.
(3)	Except as specifically noted, the value of perquisites and other personal benefits was less than $10,000 in aggregate for each of the named executive officers.
(4)	The value of the stock awards reported for 2013 includes $380,002 of awards made to Mr. Koehler in respect of his 2012 compensation that were granted in 2013. We did not have adequate shares available under our 2006 Plan to make awards in 2012.
(5)	Mr. Kandris was appointed as our Chief Operating Officer effective January 6, 2013. We paid Mr. Kandris $1,385 in fees for his services in 2013 as a member of our board of directors. We paid Mr. Kandris $239,135 in consideration of services provided to us in 2012 under a consulting arrangement. In addition, we paid Mr. Kandris $36,000 in fees for his service in 2012 as a member of our board of directors. None of the foregoing amounts are included in the table above. Also, of the stock awards granted to Mr. Kandris in 2013, an award of 10,000 shares of our common stock on January 4, 2013 having an aggregate grant date fair value of $53,900, calculated based on the fair market value of our common stock on the applicable grant date, was made in respect of Mr. Kandris’ service as a member of our Board in 2012.
(6)	The value of the stock awards reported for 2013 includes $133,004 of awards made to Mr. McGregor in respect of his 2012 compensation that were granted in 2013. We did not have adequate shares available under our 2006 Plan to make awards in 2012.
(7)	The value of the stock awards reported for 2013 includes $133,004 of awards made to Mr. Wright in respect of his 2012 compensation that were granted in 2013. We did not have adequate shares available under our 2006 Plan to make awards in 2012.
(8)	Amount represents perquisites or personal benefits relating to payment of or reimbursement of commuting expenses from the executive officer’s home to our corporate office locations in Sacramento, California, and housing and other living expenses.

Executive Employment Agreements

Neil M. Koehler

Our Amended and Restated Executive Employment Agreement with Mr. Koehler dated as of December 11, 2007 provides for at-will employment as our President and Chief Executive Officer. Mr. Koehler initially received a base salary of $300,000 per year, which was increased to $375,000 effective March 1, 2008, further increased to $384,375 effective April 3, 2011, further increased to $395,906 on March 5, 2014 and further increased to $407,783 on February 15, 2015, and is eligible to receive an annual discretionary cash bonus of up to 70% of his base salary, to be paid based upon performance criteria set by the Board. For 2013, we paid Mr. Koehler a discretionary cash bonus based on our 2013 performance. For 2014, we paid Mr. Koehler a cash bonus under our annual cash incentive compensation program based on our 2014 performance.

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

Michael Kandris

Our Executive Employment Agreement with Mr. Kandris dated as of January 6, 2013 provides for at-will employment as our Chief Operating Officer. Mr. Kandris initially received a base salary of $246,000 per year, which was increased to $253,380 on March 5, 2014 and further increased to $260,981 on February 15, 2015, and he is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board. For 2013, we paid Mr. Kandris a discretionary cash bonus based on our 2013 performance. For 2014, we paid Mr. Kandris a cash bonus under our annual cash incentive compensation program based on our 2014 performance. All other terms and conditions of Mr. Kandris’ Executive Employment Agreement are substantially the same as those contained in Neil M. Koehler’s Amended and Restated Executive Employment Agreement described above.

Bryon T. McGregor

Our Amended and Restated Executive Employment Agreement with Mr. McGregor effective as of November 25, 2009 provides for at-will employment as our Chief Financial Officer. Mr. McGregor initially received a base salary of $240,000 per year, which was increased to $246,000 effective April 3, 2011, further increased to $253,380 on March 5, 2014 and further increased to $260,981 on February 15, 2015, and is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board. For 2013, we paid Mr. McGregor a discretionary cash bonus based on our 2013 performance. For 2014, we paid Mr. McGregor a cash bonus under our annual cash incentive compensation program based on our 2014 performance. All other terms and conditions of Mr. McGregor’s Amended and Restated Executive Employment Agreement are substantially the same as those contained in Neil M. Koehler’s Amended and Restated Executive Employment Agreement described above.

Christopher W. Wright

Our Amended and Restated Executive Employment Agreement with Mr. Wright dated as of December 11, 2007 provides for at-will employment as our Vice President, General Counsel and Secretary. Mr. Wright initially received a base salary of $225,000 per year, which was increased to $240,000 effective March 1, 2008, further increased to $246,000 effective April 3, 2011, further increased to $253,380 on March 5, 2014 and further increased to $260,981 on February 15, 2015, and is eligible to receive an annual discretionary cash bonus of up to 50% of his base salary, to be paid based upon performance criteria set by the Board. For 2013, we paid Mr. Wright a discretionary cash bonus based on our 2013 performance. For 2014, we paid Mr. Wright a cash bonus under our annual cash incentive compensation program based on our 2014 performance. All other terms and conditions of Mr. Wright’s Amended and Restated Executive Employment Agreement are substantially the same as those contained in Neil M. Koehler’s Amended and Restated Executive Employment Agreement described above.

James R. Sneed

Our Employment Agreement with Mr. Sneed dated as of November 12, 2012 provides for at-will employment as our Vice President of Ethanol Supply and Trading. Mr. Sneed received a signing bonus of $75,000 upon commencement of his employment. Mr. Sneed initially received a base salary of $220,000 per year, which was increased to $226,600 on March 5, 2014 and further increased to $233,398 on February 15, 2015. Beginning January 1, 2013, Mr. Sneed is eligible to participate in a cash bonus program based on the financial results of Kinergy, subject to a guaranteed minimum annual bonus of $30,000 for 2013. For 2013, we paid Mr. Sneed a cash bonus, in accordance with Kinergy’s 2013 bonus program, based on the amount by which Kinergy’s net income exceeded Kinergy’s targeted net income for the year. For 2014, we paid Mr. Sneed a cash bonus under Kinergy’s annual cash incentive compensation program based on our 2014 performance. The severance provisions of Mr. Sneed’s employment agreement entitle him to severance equal to nine months of base salary upon termination by Pacific Ethanol without cause, resignation by the executive for good reason or upon Mr. Sneed’s disability, as those terms are defined above; however, Mr. Sneed is not entitled to the additional severance benefits applicable to our other NEOs.

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

Grants of Plan-Based Awards – 2014

The following table sets forth summary information regarding all grants of plan-based awards made to our NEOs during the year ended December 31, 2014. As of the end of 2014, none of the NEOs held any performance-based equity or non-equity incentive awards.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards($)(2)
Neil M. Koehler	June 18, 2014	33,944	$516,288
Michael D. Kandris	June 18, 2014	11,610	$176,588
Bryon T. McGregor	June 18, 2014	11,610	$176,588
Christopher W. Wright	June 18, 2014	11,610	$176,588
James R. Sneed	June 18, 2014	5,091	$77,434

_______________

(1)	The stock awards reported in the above table represent shares of stock granted under our 2006 Stock Incentive Plan. One-third of the shares vest on each of April 1, 2015, 2016 and 2017.
(2)	The dollar value of grants of common stock shown represents the grant date fair value calculated based on the fair market value of our common stock on the grant date. The actual value that an executive will realize on the award will depend on the price per share of our common stock at the time shares are sold. There is no assurance that the actual value realized by an executive will be at or near the grant date fair value of the shares awarded.

Outstanding Equity Awards at Fiscal Year-End – 2014

The following table sets forth information about outstanding equity awards held by our NEOs as of December 31, 2014.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested($)(2)
Neil M. Koehler	3,750	(3)	–		$12.90	8/1/2021	1,191	(4)	$12,303
	37,793	(5)	75,586	(5)	$3.74	6/24/2023	19,445	(6)	$200,867
							8,334	(7)	$86,090
							37,037	(8)	$382,592
							33,944	(9)	$350,642

Michael D. Kandris	10,582	(10)	21,164	(10)	$3.74	6/24/2023	10,371	(11)	$107,132
							11,610	(12)	$119,931

Bryon T. McGregor	1,715	(13)	–		$12.90	8/1/2021	334	(14)	$3,450
	10,582	(10)	21,164	(10)	$3.74	6/24/2023	7,778	(15)	$80,347
							10,371	(11)	$107,132
							11,610	(12)	$119,931

Christopher W. Wright	1,715	(13)	–		$12.90	8/1/2021	334	(14)	$3,450
	10,582	(10)	21,164	(10)	$3.74	6/24/2023	7,778	(15)	$80,347
							10,371	(11)	$107,132
							11,610	(12)	$119,931

James R. Sneed	3,401	(16)	6,803	(16)	$3.74	6/24/2023	7,778	(17)	$80,347
							5,091	(18)	$52,590

_______________

(1)	The stock awards reported in the above table represent shares of restricted stock and stock options granted under our 2006 Plan.
(2)	Represents the fair market value per share of our common stock on December 31, 2014, which was $10.33, multiplied by the number of shares that had not vested as of that date.
(3)	Represents stock options granted on August 1, 2011. The option vested as to 1,250 shares on each of April 1, 2012, 2013 and 2014.
(4)	Represents shares granted on August 1, 2011. Mr. Koehler’s grant vests as to 1,191 shares on April 1, 2015.
(5)	Represents stock options granted on June 24, 2013. The option vested as to 37,793 shares on April 1, 2014 and vests as to 37,793 shares on each of April 1, 2015 and 2016.
(6)	Represents shares granted on March 1, 2013. The grant vests as to 19,445 shares on April 1, 2015.
(7)	Represents shares granted on April 12, 2013. The grant vests as to 8,334 shares on April 1, 2015.
(8)	Represents shares granted on June 24, 2013. The grant vests as to 18,519 on April 1, 2015 and vests as to 18,518 on April 1, 2016.
(9)	Represents shares granted on June 18, 2014. The grant vests as to 11,315 shares on April 1, 2015, vests as to 11,314 shares on April 1, 2016 and vests as to 11,315 shares on April 1, 2017.
(10)	Represents stock options granted on June 24, 2013. The option vested as to 10,582 shares on April 1, 2014 and vests as to 10,582 shares on each of April 1, 2015 and 2016.
(11)	Represents shares granted on June 24, 2013. The grant vests as to 5,185 shares on April 1, 2015 and 5,186 shares on April 1, 2016.
(12)	Represents shares granted on June 18, 2014. The grant vests as to 3,870 shares on each of April 1, 2015, 2016 and 2017.
(13)	Represents stock options granted on August 1, 2011. The option vested as to 572 shares on April 1, 2012, vested as to 571 shares on April 1, 2013 and vested as to 572 shares on April 1, 2014.
(14)	Represents shares granted on August 1, 2011. The grant vests as to 334 shares on April 1, 2015.
(15)	Represents shares granted on March 1, 2013. The grant vests as to 7,778 shares on April 1, 2015.
(16)	Represents stock options granted on June 24, 2013. The option vested as to 3,401 shares on April 1, 2014, vests as to 3,402 shares on April 1, 2015 and vests as to 3,401 shares on April 1, 2016.
(17)	Represents shares granted on June 24, 2013. The grant vests as to 3,889 shares on each of April 1, 2015 and 2016.
(18)	Represents shares granted on June 18, 2014. The grant vests as to 1,697 shares on each of April 1, 2015, 2016 and 2017.

Option Exercises and Stock Vested – 2014

The following table summarizes the vesting of stock awards for each of our NEOs for the year ended December 31, 2014:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Neil M. Koehler	48,915	$868,934
Michael D. Kandris	5,185	$92,812
Bryon T. McGregor	13,696	$243,298
Christopher W. Wright	13,696	$243,298
James R. Sneed	3,889	$69,613

_______________

(1)	Represents the closing price of a share of our common stock on the date of vesting multiplied by the number of shares that vested on such date, including any shares that were withheld by us to satisfy minimum employment withholding taxes.

Severance and Change in Control Arrangements with Named Executive Officers

Executive Employment Agreements. We have entered into agreements with our NEOs that provide certain benefits upon the termination of their employment under certain prescribed circumstances. Those agreements are described under “Executive Employment Agreements” above.

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

Calculation of Potential Payments upon Termination or Change in Control – 2014

In accordance with the rules of the Securities and Exchange Commission, the following table presents our estimate of the benefits payable to our NEOs under their executive employment agreements and our 2006 Stock Incentive Plan assuming that for each of the NEOs (i) a “change in control” occurred on December 31, 2014, the last business day of 2014, and (a) there was a termination by the executive “for good reason,” or by us without “cause” within three months before or twelve months after the change in control, or (b) none of the executives’ equity awards were assumed by the successor corporation or replaced with a cash retention program, (ii) a qualifying termination occurred on December 31, 2014, which is a termination by the executive “for good reason,” by us without “cause” or upon the executive’s disability, or (iii) a non-qualifying termination occurred on December 31, 2014, which is a voluntary termination by the executive other than “for good reason” or by us for “cause.” See “Executive Employment Agreements” above for the definitions of “for good reason,” “cause” and “change in control.”

Name	Trigger	Salary and Bonus(1)	Continuation of Benefits(2)	Value of Stock Acceleration(3)	Total Value(4)

Neil M. Koehler	Change in Control	$593,859	$22,198	$1,032,494	$1,648,551
	Qualifying Termination	$395,906	$14,799	$258,126	$668,831
	Non-Qualifying Termination	$–	$–	$–	$–

Michael D. Kandris	Change in Control	$380,070	$16,105	$227,064	$623,239
	Qualifying Termination	$253,380	$10,736	$56,774	$320,890
	Non-Qualifying Termination	$–	$–	$–	$–

Bryon T. McGregor	Change in Control	$380,070	$22,198	$310,861	$713,129
	Qualifying Termination	$253,380	$14,799	$77,733	$345,912
	Non-Qualifying Termination	$–	$–	$–	$–

Christopher W. Wright	Change in Control	$380,070	$7,942	$310,861	$698,873
	Qualifying Termination	$253,380	$5,294	$77,733	$336,407
	Non-Qualifying Termination	$–	$–	$–	$–

James R. Sneed	Change in Control	$169,950	$–	$–	$169,950
	Qualifying Termination	$169,950	$–	$–	$169,950
	Non-Qualifying Termination	$–	$–	$–	$–

_______________

(1)	Amount represents eighteen months additional salary after the date of termination in the event of a change in control and twelve months additional salary after the date of termination in the event of a qualifying termination, in each case based on the executive’s salary as of December 31, 2014; provided, that James R. Sneed is entitled to nine months of additional salary after the date of termination in the event of a change in control or a qualifying termination, in each case based on the executive’s salary as of December 31, 2014.
(2)	For those NEOs reported as eligible for benefits, the amount represents the aggregate value of the continuation of certain employee health benefits for up to eighteen months after the date of termination in the event of a change in control and for up to twelve months after the date of termination in the event of a qualifying termination.
(3)	For those NEOs reported as eligible for acceleration of vesting benefits, the amount represents the aggregate value of the accelerated vesting of 100% of all of the executive’s unvested restricted stock grants in the event of a change in control and 25% of all of the executive’s unvested restricted stock grants in the event of a qualifying termination. The amounts shown as the value of the accelerated restricted stock grants are based solely on the intrinsic value of the restricted stock grants as of December 31, 2014, which was calculated by multiplying (i) the fair market value of our common stock on December 31, 2014, which was $10.33 per share, by (ii) the assumed number of shares vesting on an accelerated basis on December 31, 2014.
(4)	Excludes the value to the executive of the continuing right to indemnification and continuing coverage under our directors’ and officers’ liability insurance, if applicable.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Larry D. Layne, John L. Price, Douglas L. Kieta and Terry L. Stone. None of these individuals were officers or employees of Pacific Ethanol at any time during 2014 or at any other time. During 2014, none of our executive officers served as a member of the board of directors or compensation committee of any other entity whose executive officer(s) served on our Board or Compensation Committee.

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

In making compensation decisions for 2014 as to our directors, our Compensation Committee compared our cash and equity compensation payable to directors against market data obtained by Hay Group in 2014. The Hay Group data included a survey of 1,400 companies across 24 industries, with revenues between $500 million and $1 billion. For 2014, our Compensation Committee set compensation for our directors at approximately the median of compensation paid to directors of the companies contained in the Hay Group data.

Cash Compensation

Effective April 10, 2014, our annual cash compensation plan for directors included the following changes. The annual cash compensation provided to the Chairman of our Board increased from $80,000 to $97,500. The annual cash compensation provided to the Chairman of our Audit Committee, the Chairman of our Strategic Transactions Committee and the Chairman of our Compensation Committee increased from $42,000 to $65,000. The annual cash compensation provided to the Chairman of our Nominating and Corporate Governance Committee and lead independent director increased from $42,000 to $77,000. These amounts were paid in advance in bi-weekly installments. In addition, directors were reimbursed for specified reasonable and documented expenses in connection with attendance at meetings of our Board and its committees. Employee directors do not receive director compensation in connection with their service as directors.

Equity Compensation

Our Compensation Committee or our full Board typically grants equity compensation to our newly elected or reelected directors which normally vests as to 100% of the grants no later than one year after the date of grant. Vesting is normally subject to continued service on our Board during the full year.

In determining the amount of equity compensation for 2014, the Compensation Committee determined the value of total compensation, approximately targeting the median of compensation paid to directors of the companies comprising the market data provided to us by Hay Group in 2014. The Compensation Committee then determined the cash component based on this market data. The balance of the total compensation target was then allocated to equity awards, and the number of shares to be granted to our directors was based on the estimated value of the underlying shares on the expected grant date.

In addition, our Compensation Committee may grant, and has from time to time granted, additional equity compensation to directors at its discretion.

Compensation of Employee Directors

Messrs. Koehler and Kandris were compensated as a full-time employees and officers and therefore received no additional compensation for service as Board members during 2014. Information regarding the compensation awarded to Messrs. Koehler and Kandris is included in “Executive Compensation and Related Information—Summary Compensation Table” above.

Director Compensation Table – 2014

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)(1)	StockAwards ($)		All other Compensation ($)(2)	Total ($)
William L. Jones	$93,462	$100,675	(3)	$–	$194,137
Terry L. Stone	$59,692	$67,107	(4)	$–	$126,799
John L. Prince	$70,308	$67,107	(5)	$–	$137,415
Douglas L. Kieta	$58,308	$67,107	(6)	$–	$125,415
Larry D. Layne	$58,308	$67,107	(7)	$–	$125,415

_______________

(1)	For a description of annual director fees and fees for chair positions, see the disclosure above under “Compensation of Directors—Cash Compensation.”
(2)	The value of perquisites and other personal benefits was less than $10,000 in aggregate for each director.
(3)	At December 31, 2014, Mr. Jones held 24,893 vested shares from stock awards and also held options to purchase an aggregate of 477 shares of common stock. Mr. Jones was granted 6,619 shares of our common stock on June 18, 2014 having an aggregate grant date fair value of $100,675, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of our next annual meeting or July 1, 2015.
(4)	At December 31, 2014, Mr. Stone held 11,646 vested shares from stock awards and also held options to purchase an aggregate of 143 shares of common stock. Mr. Stone was granted 4,412 shares of our common stock on June 18, 2014 having an aggregate grant date fair value of $67,107, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of our next annual meeting or July 1, 2015.
(5)	At December 31, 2014, Mr. Prince held 11,931 vested shares from stock awards and also held options to purchase an aggregate of 143 shares of common stock. Mr. Prince was granted 4,412 shares of our common stock on June 18, 2014 having an aggregate grant date fair value of $67,107, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of our next annual meeting or July 1, 2015.
(6)	At December 31, 2014, Mr. Kieta held 23,290 vested shares from stock awards. Mr. Kieta was granted 4,412 shares of our common stock on June 18, 2014 having an aggregate grant date fair value of $67,107, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of our next annual meeting or July 1, 2015.
(7)	At December 31, 2014, Mr. Layne held 1,970 vested shares from stock awards. Mr. Layne was granted 4,412 shares of our common stock on June 18, 2014 having an aggregate grant date fair value of $67,107, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of our next annual meeting or July 1, 2015.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our voting securities as of March 13, 2015, the date of the table, by:

•	each of our executive officers;
•	each of our directors;
•	all of our executive officers and directors as a group; and
•	each person known by us to beneficially own more than 5% of the outstanding shares of any class of our capital stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Except as indicated by footnote, percentage of beneficial ownership is based on 25,511,200 shares of common stock and 926,942 shares of Series B Preferred Stock outstanding as of the date of the table.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
William L. Jones	Common	40,950	(2)	*
	Series B Preferred	12,820		1.38%
Neil M. Koehler	Common	586,408	(3)	2.28%
	Series B Preferred	256,410		27.66%
Bryon T. McGregor	Common	76,006	(4)	*
Christopher W. Wright	Common	73,336	(5)	*
Terry L. Stone	Common	17,888	(6)	*
John L. Prince	Common	17,887	(7)	*
Douglas L. Kieta	Common	29,719		*
Larry D. Layne	Common	6,382		*
Michael D. Kandris	Common	59,089	(8)	*
Paul P. Koehler	Common	51,144	(9)	*
	Series B Preferred	12,820		1.38%
James R. Sneed	Common	22,102	(10)	*
Frank P. Greinke	Common	58,319	(11)	*
	Series B Preferred	85,180		9.19%
Lyles United, LLC	Common	380,413	(12)	1.47%
	Series B Preferred	512,820		55.32%
Black Rock, Inc.	Common	1,476,583	(13)	5.79%
Vertex One Asset Management, Inc.	Common	1,418,380	(14)	5.56%
Gregg L. Engles	Common	1,321,285	(15)	5.18%
All executive officers and directors as a group (11 persons)	Common	980,911	(16)	3.79%
_______________	Series B Preferred	282,050		30.43%
*	Less than 1.00%
(1)	Messrs. Jones, Koehler, Stone, Prince, Kieta, Layne and Kandris are directors of Pacific Ethanol. Messrs. N. Koehler, McGregor, Kandris, P. Koehler, Wright and Sneed are executive officers of Pacific Ethanol. The address of each of these persons is c/o Pacific Ethanol, Inc., 400 Capitol Mall, Suite 2060, Sacramento, California 95814.
(2)	Amount represents 31,512 shares of common stock held by William L. Jones and Maurine Jones, husband and wife, as community property, 477 shares of common stock underlying options issued to Mr. Jones, 184 shares of common stock underlying a warrant issued to Mr. Jones and 8,777 shares of common stock underlying our Series B Preferred Stock held by Mr. Jones.
(3)	Amount represents 328,611 shares of common stock held directly, 3,663 shares of common stock underlying a warrant, 175,554 shares of common stock underlying our Series B Preferred Stock and 78,580 shares of common stock underlying options.
(4)	Includes 22,667 shares of common stock underlying options.
(5)	Includes 22,667 shares of common stock underlying options.
(6)	Includes 143 shares of common stock underlying options.
(7)	Includes 143 shares of common stock underlying options.
(8)	Includes 20,952 shares of common stock underlying options.
(9)	Amount represents 35,326 shares of common stock held directly, 184 shares of common stock underlying a warrant, 8,777 shares of common stock underlying our Series B Preferred Stock and 6,857 shares of common stock underlying options.
(10)	Includes 6,803 shares of common stock underlying options.
(11)	Amount represents shares of common stock underlying our Series B Preferred Stock. The shares are beneficially owned by Frank P. Greinke, as trustee under the Greinke Personal Living Trust Dated April 20, 1999. The address of Frank P. Greinke is P.O. Box 4159, 1800 W. Katella, Suite 400, Orange, California 92863.
(12)	Amount represents 29,305 shares of common stock underlying a warrant and 351,108 shares of common stock underlying our Series B Preferred Stock. In addition, Lyles Diversified, Inc. holds 5,333 shares of common stock and The Lyles Foundation holds 3,488 shares of common stock. The address of Lyles United, LLC is P.O. Box 4376, Fresno, California 93744-4376.

(13)	The information with respect to the holdings of BlackRock, Inc. is based solely on the Schedule 13G filed with the Securities and Exchange Commission on February 2, 2015 by BlackRock, Inc. as the reporting person which indicates that BlackRock, Inc. is acting as a parent holding company or control person for the following subsidiaries: BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Fund Advisors; BlackRock Institutional Trust Company, N.A.; and BlackRock Investment Management, LLC. As reported in the Schedule 13G, BlackRock, Inc. holds sole voting power over 1,439,036 shares and holds sole dispositive power and beneficial ownership of 1,476,583 shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York, 10022.
(14)	The information with respect to the holdings of Vertex One Asset Management, Inc. is based solely on the Schedule 13G filed with the Securities and Exchange Commission on February 4, 2015 by Vertex One Asset Management, Inc., John Thiessen and Vertex Fund as the reporting persons. As reported in the Schedule 13G, an aggregate of 1,418,380 shares beneficially owned by Vertex One Asset Management, Inc. and Mr. Thiessen are held by persons in respect of which Vertex One Asset Management, Inc. acts as fund manager. Mr. Thiessen is the principal of Vertex One Asset Management, Inc. with discretionary control over the assets of such persons. Each of Vertex One Asset Management, Inc. and Mr. Thiessen are reported as holding shared voting and dispositive power over 1,418,380 shares. As further reported in the Schedule 13G, Vertex Fund holds shared voting and dispositive power over 1,072,232 shares, all of which are beneficially owned by Vertex Fund. According to the Schedule 13G, the reporting persons made the single, joint filing because they may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act, but each reporting person disclaims the existence of a “group” and, except as noted, disclaims beneficial ownership of all shares other than any shares reported as being directly owned by it or him, as the case may be. The address for each of Vertex One Asset Management, Inc., John Thiessen and Vertex Fund is c/o Vertex One Asset Management, Inc., 1177 W. Hastings St. #1920, Vancouver, BC V6E 2K3, Canada.
(15)	The information with respect to the holdings of Gregg L. Engles is based solely on the Schedule 13G/A filed with the Securities and Exchange Commission on February 2, 2015 by Gregg L. Engles as the reporting person. As reported in the Schedule 13G/A, Mr. Engles holds sole voting and dispositive power over 1,318,500 shares and holds shared voting and dispositive power over an additional 2,785 shares owned by his spouse and as to which Mr. Engles disclaims beneficial ownership. The address for Gregg L. Engles is 2750 Burbank Street, Dallas, Texas 75235.
(16)	Amount represents 624,483 shares of common stock held directly, 159,289 shares of common stock underlying options, 4,031 shares of common stock underlying warrants and 193,108 shares of common stock underlying our Series B Preferred Stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders:
2004 Plan(1)	763	$867.23	–
2006 Plan	240,713	$4.18	739,430

________________

(1)	Our 2004 Stock Option Plan was terminated effective September 7, 2006, except to the extent of then-outstanding options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Other than as described below or elsewhere in this report, since January 1, 2013, there has not been a transaction or series of related transactions to which Pacific Ethanol was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. All of the below transactions were separately approved by our Board.

Certain Relationships and Related Transactions

Miscellaneous

We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above in “Executive Compensation.” In addition, we have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Neil M. Koehler

Series B Preferred Stock

On May 20, 2008, we sold to Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, 256,410 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 7,326 shares of our common stock based on an initial preferred-to-common stock conversion ratio of approximately 1-for-0.03, and warrants to purchase an aggregate of 3,663 shares of our common stock at a split-adjusted exercise price of $735 per share, for an aggregate purchase price of $5,000,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has increased to approximately 1-for-0.68. For each of the years ended December 31, 2014 and 2013, we accrued and paid cash dividends in the amount of $350,000 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

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

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$105,000	$4.65	22,581	August 24, 2012
December 26, 2012	$105,000	$5.06	20,753	December 31, 2012
March 27, 2013	$105,000	$5.25	20,000	March 28, 2013
July 26, 2013	$105,000	$4.19	25,082	July 31, 2013
September 13, 2013	$105,000	$3.72	28,247	September 17, 2013
May 23, 2014	$210,000	$12.16	17,270	May 28, 2014

In November and December 2014, we paid cash in the aggregate amount of $314,999 to Mr. Koehler representing all accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler. As of December 31, 2014, there were no accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler.

Loan Transaction

On March 30, 2009, we entered into an unsecured promissory note in favor of Mr. Koehler. The promissory note was for the principal amount of $1,000,000. Interest on the unpaid principal amount of the promissory note accrues at a rate per annum of 8.00%. On March 29, 2010, we entered into an amendment to the promissory note to extend its maturity date to January 5, 2011. On October 29, 2010, we paid all accrued interest under the promissory note, totaling $126,500. On November 5, 2010, we entered into an amendment to the promissory note extending its maturity date to March 31, 2012. On December 31, 2010, we paid all accrued interest under the promissory note, totaling $13,774. On November 30, 2011, we made a principal payment of $250,000, resulting in an unpaid principal balance of $750,000. On March 7, 2012, we entered into an amendment to the promissory note further extending its maturity date to March 31, 2013. On February 7, 2013, we entered into an amendment to the promissory note further extending its maturity date to March 31, 2014. For the years ended December 31, 2014 and 2013, we paid all accrued interest under the promissory note, totaling $14,795 and $60,000, respectively. On March 31, 2014, we paid in cash the outstanding balance of the promissory note.

Paul P. Koehler

Paul P. Koehler, a brother of Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, is employed by us as Vice President of Corporate Development at an annual salary of $233,398.

Series B Preferred Stock

On May 20, 2008, we sold to Mr. Koehler 12,820 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 366 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, and warrants to purchase an aggregate of 184 shares of our common stock at a split-adjusted exercise price of $735 per share, for an aggregate purchase price of $250,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has increased to approximately 1-for-0.68. For each of the years ended December 31, 2014 and 2013, we accrued and paid cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

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

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$5,250	$4.65	1,129	August 24, 2012
December 26, 2012	$5,250	$5.10	1,038	December 31, 2012
March 27, 2013	$5,250	$5.25	1,000	March 28, 2013
July 26, 2013	$5,250	$4.19	1,255	July 31, 2013
September 13, 2013	$5,250	$3.72	1,413	September 17, 2013
May 23, 2014	$10,500	$12.16	864	May 28, 2014

In November and December 2014, we paid cash in the aggregate amount of $15,748 to Mr. Koehler representing all accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler. As of December 31, 2014, there were no accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler.

Restricted Stock Grants

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

On June 18, 2014, we granted 5,091 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $77,434. One-third of the shares vests on each of April 1, 2015, 2016 and 2017.

Annual Cash Incentive Compensation

For 2013, we paid Mr. Koehler a discretionary cash bonus of $52,800 based on our 2013 performance.

For 2014, we paid Mr. Koehler annual performance-based cash incentive compensation of $103,670 based on our 2014 performance.

Thomas D. Koehler

Series B Preferred Stock

On May 20, 2008, we sold to Thomas D. Koehler, a brother of Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, 12,820 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 366 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, and warrants to purchase an aggregate of 184 shares of our common stock at a split-adjusted exercise price of $735 per share, for an aggregate purchase price of $250,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has increased to approximately 1-for-0.68. For each of the years ended December 31, 2014 and 2013, we accrued and paid cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

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

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$5,250	$4.65	1,129	August 24, 2012
December 26, 2012	$5,250	$5.10	1,038	December 31, 2012
March 27, 2013	$5,250	$5.25	1,000	March 28, 2013
July 26, 2013	$5,250	$4.19	1,255	July 31, 2013
September 13, 2013	$5,250	$3.72	1,413	September 17, 2013
May 23, 2014	$10,500	$12.16	864	May 28, 2014

In November and December 2014, we paid cash in the aggregate amount of $15,748 to Mr. Koehler representing all accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler. As of December 31, 2014, there were no accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Koehler.

Independent Contractor Services Agreement

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

William L. Jones

Series B Preferred Stock

On May 20, 2008, we sold to William L. Jones, who is our Chairman of the Board and one of our directors, 12,820 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 366 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, and warrants to purchase an aggregate of 184 shares of our common stock at a split-adjusted exercise price of $735 per share, for an aggregate purchase price of $250,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has increased to approximately 1-for-0.68. For each of the years ended December 31, 2014 and 2013, we accrued and paid cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Jones.

On the following dates we entered into agreements with Mr. Jones under which the following amounts of accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Jones were to be paid in shares of our common stock at the following prices per share. We made such payments by issuing the following number of shares of common stock to Mr. Jones on the dates indicated.

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$5,250	$4.65	1,129	August 24, 2012
December 26, 2012	$5,250	$5.06	1,038	December 31, 2012
March 27, 2013	$5,250	$5.25	1,000	March 28, 2013
July 26, 2013	$5,250	$4.19	1,255	July 31, 2013
September 13, 2013	$5,250	$3.72	1,413	September 17, 2013
May 23, 2014	$10,500	$12.16	864	May 28, 2014

In November and December 2014, we paid cash in the aggregate amount of $15,748 to Mr. Jones representing all accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Jones. As of December 31, 2014, there were no accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Mr. Jones.

Michael D. Kandris

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

Lyles United, LLC

On March 27, 2008, we sold to Lyles United, LLC, or Lyles United, 2,051,282 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 58,608 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, and warrants to purchase an aggregate of 29,304 shares of our common stock at a split-adjusted exercise price of $735 per share, for an aggregate purchase price of $40,000,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has increased to approximately 1-for-0.68. For each of the years ended December 31, 2014 and 2013, we accrued and paid cash dividends in the amount of $700,000 in respect of shares of Series B Preferred Stock held by Lyles United.

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

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$367,068	$4.65	78,939	August 24, 2012
December 26, 2012	$367,068	$5.06	72,552	December 31, 2012
March 27, 2013	$367,068	$5.25	69,918	March 28, 2013
July 26, 2013	$367,068	$4.19	87,683	July 31, 2013
September 13, 2013	$367,068	$3.72	98,746	September 17, 2013
May 23, 2014	$734,136	$12.16	60,374	May 28, 2014

In November and December 2014, we paid cash in the aggregate amount of $1,101,207 to Lyles United representing all accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Lyles United. As of December 31, 2014, there were no accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by Lyles United.

Frank P. Greinke

Series B Preferred Stock

For each of the years ended December 31, 2014 and 2013, we accrued and paid cash dividends in the amount of $86,964 in respect of shares of Series B Preferred Stock held by the Greinke Personal Living Trust Dated April 20, 1999 (“Greinke Trust”). Frank P. Greinke is one of our former directors and the trustee of the holder of shares of our issued and outstanding Series B Preferred Stock. The Greinke Trust acquired its shares of Series B Preferred Stock from Lyles United in December 2009.

Shares of our Series B Preferred Stock, which were initially convertible into shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, were converted into shares of our common stock based on lower conversion ratios resulting from various anti-dilution adjustments, thereby increasing the number of shares of common stock issued to the Greinke Trust in connection with its conversions of our Series B Preferred Stock. The current conversion ratio is approximately 1-for-0.68.

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

Agreement Date	Accrued Dividends	Price Per Share	Shares Issued	Issuance Date
August 21, 2012	$189,656	$4.65	40,786	August 24, 2012
December 26, 2012	$189,656	$5.06	37,486	December 31, 2012
March 27, 2013	$189,656	$5.25	36,128	March 28, 2013
July 26, 2013	$189,656	$4.19	45,304	July 31, 2013
September 13, 2013	$189,656	$3.72	51,020	September 17, 2013
May 23, 2014	$379,312	$12.16	31,194	May 28, 2014

In November and December 2014, we paid cash in the aggregate amount of $568,971 to the Greinke Trust representing all accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by the Greinke Trust. As of December 31, 2014, there were no accrued and unpaid dividends in respect of shares of Series B Preferred Stock held by the Greinke Trust.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Hein & Associates LLP for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$573,807	$331,639
Audit-Related Fees	14,175	12,630
Tax Fees	–	–
All Other Fees	–	–
Total	$587,982	$344,269

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and our Registration Statements on Forms S-1, S-3, and S-8, including amendments thereto, and the review of our internal accounting and reporting controls as required under Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees. Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.” Such fees would include amounts billed for professional services performed in connection with mergers and acquisitions. The fees for 2014 and 2013 represent amounts billed for professional services performed in connection with the audit of a 401(k) plan.

Tax Fees. Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees. Consists of amounts billed for services other than those noted above.

Hein & Associates LLP did not provide any non-audit services for the fiscal years ended December 31, 2014 and 2013. The Audit Committee did not, therefore, consider whether the provision of non-audit services by Hein & Associates LLP is compatible with maintaining its independence; however, the Audit Committee has satisfied itself with respect to Hein & Associates LLP’s independence.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Chairman of our Audit Committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. During 2014 and 2013, all services performed by Hein & Associates LLP were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Ethanol, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years ended December 31, 2014, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Ethanol, Inc.'s and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of Pacific Ethanol, Inc.’s internal control over financial reporting.

/s/ Hein & Associates LLP

Irvine, California
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Ethanol, Inc.

We have audited Pacific Ethanol, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Pacific Ethanol, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pacific Ethanol, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended December 31, 2014, 2013 and 2012 and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ Hein & Associates LLP

Irvine, California

March 16, 2015

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$62,084	$5,151
Accounts receivable, net of allowance for doubtful accounts of $6 and $187, respectively	34,612	35,296
Inventories	18,550	23,386
Prepaid inventory	11,595	12,315
Other current assets	12,710	3,229
Total current assets	139,551	79,377

Total property and equipment, net	155,302	155,194
Other Assets:
Intangible assets, net	2,786	3,260
Other assets	1,863	3,218
Total other assets	4,649	6,478
Total Assets	$299,502	$241,049

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable – trade	$13,122	$11,071
Accrued liabilities	6,203	5,851
Current portion – capital leases	4,077	4,830
Current portion – long-term debt ($0 and $750 due to a related party, respectively)	–	750
Other current liabilities	2,045	5,714
Total current liabilities	25,447	28,216

Long-term debt, net of current portion	34,533	98,408
Accrued preferred dividends	–	3,657
Capital leases, net of current portion	2,055	6,041
Warrant liabilities at fair value	1,986	8,215
Deferred tax liabilities	17,040	1,091
Other liabilities	459	520

Total Liabilities	81,520	146,148

Commitments and contingencies (Notes 1, 5, 6 and 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; no shares issued and outstanding as of December 31, 2014 and 2013	–	–
Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of December 31, 2014 and 2013; liquidation preference of $18,075 as of December 31, 2014	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 24,499,534 and 16,126,287 shares issued and outstanding as of December 31, 2014 and 2013, respectively	25	16
Additional paid-in capital	725,813	621,557
Accumulated deficit	(512,332)	(532,356)
Total Pacific Ethanol, Inc. stockholders’ equity	213,507	89,218
Noncontrolling interests	4,475	5,683
Total stockholders’ equity	217,982	94,901

Total Liabilities and Stockholders’ Equity	$299,502	$241,049

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales	$1,107,412	$908,437	$816,044
Cost of goods sold	998,927	875,507	835,568
Gross profit (loss)	108,485	32,930	(19,524)
Selling, general and administrative expenses	17,108	14,021	12,141
Income (loss) from operations	91,377	18,909	(31,665)
Fair value adjustments and warrant inducements	(37,532)	(1,013)	1,954
Interest expense, net	(9,438)	(15,671)	(13,049)
Loss on extinguishments of debt	(2,363)	(3,035)	–
Other expense, net	(905)	(352)	(595)
Income (loss) before provision for income taxes	41,139	(1,162)	(43,355)
Provision for income taxes	15,137	–	–
Consolidated net income (loss)	26,002	(1,162)	(43,355)
Net (income) loss attributed to noncontrolling interests	(4,713)	381	24,298
Net income (loss) attributed to Pacific Ethanol, Inc.	$21,289	$(781)	$(19,057)
Preferred stock dividends	$(1,265)	$(1,265)	$(1,268)
Income (loss) available to common stockholders	$20,024	$(2,046)	$(20,325)
Income (loss) per share, basic	$0.96	$(0.17)	$(2.81)
Income (loss) per share, diluted	$0.88	$(0.17)	$(2.81)
Weighted-average shares outstanding, basic	20,810	12,264	7,224
Weighted-average shares outstanding, diluted	22,669	12,264	7,224

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Additional		Non-
	Preferred Stock		Common Stock		Paid-In	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total
Balances, January 1, 2012	927	$1	5,775	$6	$556,952	$(509,985)	$72,290	$119,264
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations	–	–	(3)	–	806	–	–	806
Shares issued on equity offerings	–	–	3,700	4	15,856	–	–	15,860
Warrant exercises	–	–	15	–	139	–	–	139
Shares issued as payment of prior unpaid Series B preferred dividends	–	–	302	–	1,462	–	–	1,462
Purchases of interests in PE Op Co.	–	–	–	–	7,646	–	(27,647)	(20,001)
Preferred stock dividends	–	–	–	–	–	(1,268)	–	(1,268)
Net loss	–	–	–	–	–	(19,057)	(24,298)	(43,355)
Balances, December 31, 2012	927	$1	9,789	$10	$582,861	$(530,310)	$20,345	$72,907
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations	–	–	600	1	1,696	–	–	1,697
Shares issued on convertible notes	–	–	4,446	4	18,551	–	–	18,555
Shares issued on senior notes	–	–	500	–	2,000	–	–	2,000
Warrant exercises	–	–	280	–	2,317	–	–	2,317
Shares issued as payment of prior unpaid Series B preferred dividends	–	–	511	1	2,192	–	–	2,193
Purchases of interests in PE Op Co.	–	–	–	–	11,940	–	(14,281)	(2,341)
Preferred stock dividends	–	–	–	–	–	(1,265)	–	(1,265)
Net loss	–	–	–	–	–	(781)	(381)	(1,162)
Balances, December 31, 2013	927	$1	16,126	$16	$621,557	$(532,356)	$5,683	$94,901
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	–	–	90	–	1,890	–	–	1,890
Issuance of common stock	–	–	1,750	2	26,071	–	–	26,073
Warrant exercises	–	–	6,413	6	85,156	–	–	85,162
Shares issued as payment of prior unpaid Series B preferred dividends	–	–	120	1	1,462	–	–	1,463
Purchases of interests in PE Op Co.	–	–	–	–	(79)	–	(5,921)	(6,000)
Tax impact of purchases of interests in PE Op Co.	–	–	–	–	(10,244)	–	–	(10,244)
Preferred stock dividends	–	–	–	–	–	(1,265)	–	(1,265)
Net income	–	–	–	–	–	21,289	4,713	26,002
Balances, December 31, 2014	927	$1	24,499	$25	$725,813	$(512,332)	$4,475	$217,982

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Operating Activities:
Consolidated net income (loss)	$26,002	$(1,162)	$(43,355)
Adjustments to reconcile consolidated net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	13,186	12,136	12,205
Fair value adjustments	35,260	227	(1,954)
Loss on extinguishments of debt	2,363	3,035	–
Deferred income taxes	5,129	–	–
Inventory valuation	970	8	816
Change in fair value on commodity derivative instruments	808	1,821	(999)
Amortization of deferred financing costs	1,217	2,009	736
Amortization of debt discounts	1,815	1,272	–
Noncash compensation	1,838	1,724	806
Bad debt expense (recovery)	(42)	169	(6)
Loss on disposals of assets	439	–	–
Interest expense added to Plant Owners’ debt	–	4,745	3,542
Interest on convertible debt paid with stock	–	111	–
Changes in operating assets and liabilities:
Accounts receivable	726	(9,414)	2,095
Inventories	3,866	(2,150)	(929)
Prepaid expenses and other assets	(7,818)	(2,340)	2,251
Prepaid inventory	720	(6,893)	3,817
Accounts payable and accrued expenses	1,853	8,889	129
Net cash provided by (used in) operating activities	$88,332	$14,187	$(20,846)
Investing Activities:
Additions to property and equipment	$(13,259)	$(3,993)	$(2,273)
Purchases of PE Op Co. ownership interests	(6,000)	(2,340)	(10,000)
Net cash used in investing activities	$(19,259)	$(6,333)	$(12,273)
Financing Activities:
Net proceeds from common stock and warrants	$26,073	$–	$20,924
Proceeds from warrant exercises	43,676	2,064	–
Proceeds from senior notes and warrants	–	22,192	–
Proceeds from subordinated convertible notes and warrants	–	14,000	–
Proceeds from Plant Owners’ borrowings	–	7,000	24,022
Payments on Plant Owners’ borrowings	(39,792)	(17,115)	–
Purchase of Plant Owners’ debt	(17,038)	(27,088)	–
Net payments on Kinergy’s line of credit	(1,512)	(669)	(721)
Payments on senior unsecured notes	(13,984)	(6,208)	(10,000)
Debt issuance costs	(438)	(1,560)	(1,166)
Payment on related party note	(750)	–	–
Preferred stock dividend payments	(3,459)	(1,265)	(1,268)
Payments on capital leases	(4,916)	(1,640)	–
Net cash (used in) provided by financing activities	$(12,140)	$(10,289)	$31,791
Net increase (decrease) in cash and cash equivalents	56,933	(2,435)	(1,328)
Cash and cash equivalents at beginning of period	5,151	7,586	8,914
Cash and cash equivalents at end of period	$62,084	$5,151	$7,586

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Supplemental Information:
Interest paid	$6,596	$7,515	$8,828
Income taxes paid	$17,930	$–	$–
Noncash financing and investing activities:
Preferred stock dividends paid in common stock	$1,463	$2,192	$1,464
Notes issued for purchase of 33% ownership in PE Op Co.	$–	$–	$10,000
Capital leases added to plant and equipment	$–	$12,829	$–
Original discount on senior and convertible debt	$–	$8,558	$–
Purchase of sugar inventory with note	$–	$5,000	$–
Reclass of warrant liability to equity upon exercises	$41,486	$260	$113
Reclass of noncontrolling interest to APIC upon acquisitions of ownership interests in PE Op Co.	$(79)	$11,940	$7,646
Debt extinguished with issuance of common stock	$–	$16,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

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

The Company is the leading producer and marketer of low-carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), a nutritious animal feed, and corn oil. Serving integrated oil companies and gasoline marketers who blend ethanol into gasoline, the Company provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. The Company had a 96%, 91% and 67% ownership interest in PE Op Co., the owner of four ethanol production facilities, as of December 31, 2014, 2013 and 2012, respectively. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies, sells its WDG to dairy operators and animal feed distributors and sells its corn oil to poultry and biodiesel customers.

The Company manages the production and operation of the following four ethanol production facilities: Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol Plants”) and their holding company, Pacific Ethanol Holding Co. LLC (“PEHC,” and together with the Pacific Ethanol Plants, the “Plant Owners”). PEHC is a wholly-owned subsidiary of PE Op Co. These four facilities have an aggregate annual ethanol production capacity of up to 200 million gallons. As of December 31, 2014, all four facilities were operating. On April 30, 2014, the Company’s previously idled facility in Madera, California commenced producing ethanol. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 6, 2010, the Company purchased an initial 20% ownership interest in PE Op Co., a VIE at the time, from a number of PE Op Co.’s owners. At that time, the Company determined it was the primary beneficiary of PE Op Co., and as such, has since consolidated the results of PE Op Co. Through various transactions, the Company increased its ownership interest in PE Op Co. to 67% at December 31, 2012. In 2013, the Company increased its ownership interest in PE Op Co. through various transactions in January, March, June and December 2013, acquiring additional ownership interests of 13%, 3%, 2% and 6%, respectively, bringing its ownership to 91% at December 31, 2013. In 2014, the Company increased its ownership in PE Op Co. bringing its ownership to 96% at December 31, 2014.

Since December 2013, as a result of owning 91% of PE Op Co., the Company, with its significant majority position, has the ability to make most all decisions on its own, and has therefore determined that PE Op Co. is no longer considered a VIE. The Company continues to consolidate PE Op Co.’s financial results, however, now under the voting rights model. Consequently, since the Company does not wholly-own PE Op Co., it must adjust its consolidated net income (loss) for the income (loss) attributed to PE Op Co.’s other owners. The remaining amount after this adjustment results in net income (loss) attributed to Pacific Ethanol, Inc.

Reverse Stock Split – On May 14, 2013, the Company effected a one-for-fifteen reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies, sells WDG to dairy operators and animal feed distributors and sells corn oil to poultry and biodiesel customers generally without requiring collateral. Due to a limited number of ethanol customers, the Company had significant concentrations of credit risk from sales of ethanol as of December 31, 2014 and 2013, as described below.

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

Of the accounts receivable balance, approximately $28,427,000 and $27,487,000 at December 31, 2014 and 2013, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $6,000 and $187,000 as of December 31, 2014 and 2013, respectively. The Company recorded a bad debt recovery of $42,000, an expense of $169,000 and a bad debt recovery of $6,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years Ended December 31,
	2014	2013	2012
Customer A	20%	23%	21%
Customer B	20%	17%	16%
Customer C	8%	12%	12%
Customer D	11%	6%	2%

The Company had accounts receivable due from these customers totaling $20,706,000 and $17,513,000, representing 59% and 50% of total accounts receivable as of December 31, 2014 and 2013, respectively.

The Company purchases fuel-grade ethanol and corn, its largest cost component in producing ethanol, from its suppliers. The Company purchased ethanol and corn from suppliers representing 10% or more of the Company’s total purchases for the purchase and production of ethanol, as follows:

	Years Ended December 31,
	2014	2013	2012
Supplier A	26%	37%	40%
Supplier B	15%	14%	14%
Supplier C	12%	8%	10%

Inventories – Inventories consisted primarily of bulk ethanol, beet sugar and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	December 31,
	2014	2013
Finished goods	$11,118	$10,287
Raw materials	2,695	9,418
Work in progress	3,274	2,766
Other	1,463	915
Total	$18,550	$23,386

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

Deferred Financing Costs – Deferred financing costs, which are included in other assets, are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method. Amortization of deferred financing costs was $779,000, $2,009,000 and $736,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Unamortized deferred financing costs were approximately $356,000 at December 31, 2014 and are recorded in other assets in the consolidated balance sheets.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from sales of third-party ethanol and co-products is recorded net of costs when the Company is acting as an agent between a customer and a supplier and gross when the Company is a principal to the transaction. The Company recorded $1,908,000, $1,928,000 and $2,756,000 in net sales when acting as an agent for the years ended December 31, 2014, 2013 and 2012, respectively. Several factors are considered to determine whether the Company is acting as an agent or principal, most notably whether the Company is the primary obligor to the customer and whether the Company has inventory risk and related risk of loss or whether the Company adds meaningful value to the supplier’s product or service. Consideration is also given to whether the Company has latitude in establishing the sales price or has credit risk, or both. When the Company acts as an agent, it recognizes revenue on a net basis or recognizes its predetermined fees and any associated freight, based upon the amount of net revenues retained in excess of amounts paid to suppliers.

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

California Ethanol Producer Incentive Program – The Company participated in the California Ethanol Producer Incentive Program (“CEPIP”) through the Pacific Ethanol Plants located in California since the program’s inception in 2010. The CEPIP was a program to provide funds to an eligible California facility—up to $0.25 per gallon of production—when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, were less than prescribed levels determined by the California Energy Commission. As of December 31, 2014, the program is no longer funded. For any month in which a payment was made by the CEPIP, the Company would be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spread exceeded $1.00 per gallon. In 2010 and 2011, the Company received an aggregate of $2,000,000 in CEPIP funds. Since these funds were provided to subsidize low production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company recorded the proceeds as a credit to cost of goods sold in the periods the funds were received. For the years ended December 31, 2014, 2013 and 2012, the Company recorded aggregate amounts of $1,878,000, $122,000 and $0 as cost of goods sold, respectively, in respect of the Company’s repayments under the CEPIP to the California Energy Commission.

Stock-Based Compensation – The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and makes revisions, if necessary, in the second quarter of each year if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested forfeitures at 8% for the years ended December 31, 2014 and 2013 and 5% for the year ended December 31, 2012. The Company recognizes stock-based compensation expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

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

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2014
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$21,289
Less: Preferred stock dividends	(1,265)
Basic income per share:
Income available to common stockholders	$20,024	20,810	$0.96
Add: Warrants	–	1,859
Diluted income per share:
Income available to common stockholders	$20,024	22,669	$0.88

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(781)
Less: Preferred stock dividends	(1,265)
Basic and diluted loss per share:
Loss available to common stockholders	$(2,046)	12,264	$(0.17)

	Year Ended December 31, 2012
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(19,057)
Less: Preferred stock dividends	(1,268)
Basic and diluted loss per share:
Loss available to common stockholders	$(20,325)	7,224	$(2.81)

There were an aggregate of 660,000, 1,357,000 and 246,000 potentially dilutive shares from convertible securities outstanding as of December 31, 2014, 2013 and 2012, respectively. These convertible securities were not considered in calculating diluted income (loss) per common share for the years ended December 31, 2014, 2013 and 2012 as their effect would be anti-dilutive.

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

Recent Accounting Pronouncements – In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company’s adoption begins with the first fiscal quarter of fiscal year 2017. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated results of operations and financial position.

In April 2014, the FASB issued new guidance on the definition of a discontinued operation that requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The new guidance narrows the focus of discontinued operations to those components that are disposed of or classified as held-for-sale and that represent a strategic shift that has or will have a major impact on the entity’s operations or financial results. The guidance is effective prospectively for all disposals or components initially classified as held-for-sale in periods beginning on or after December 15, 2014. Early adoption is permitted. Upon adoption, the Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PACIFIC ETHANOL PLANTS.

Consolidation of PE Op Co. – The Company concluded that from PE Op Co.’s inception to the time the Company became a 91% owner, PE Op Co. was a VIE because the other owners of PE Op Co., due to the Company’s involvement through the contractual arrangements discussed below, at all times lacked the power to direct the activities that most significantly impacted PE Op Co.’s economic performance. However, since the Company’s acquisition in December 2013 that brought its ownership interest in PE Op Co. to 91%, the Company has obtained and maintained sufficient control, both by way of agreements as well as based on structural control of PE Op Co., such that PE Op Co. is no longer considered a VIE, and as such the Company consolidates PE Op Co. under the voting rights model. On April 1, 2014, PE Op Co. was converted from a Delaware limited liability company to a Delaware C-corporation and changed its name from New PE Holdco LLC to PE Op Co.

In August 2014, the Company purchased an additional 5% of the ownership interests in PE Op Co. for $6,000,000 in cash, bringing its total ownership interest to 96% as of December 31, 2014.

In January, March, June and December 2013, the Company purchased a 13%, 3%, 2% and 6% of the ownership interests in PE Op Co. for $1,308,000, $331,000, $197,000 and $505,000 in cash, respectively, bringing its total ownership interest to 91% as of December 31, 2013.

At the beginning of the year ended December 31, 2012, the Company had a 34% ownership interest in PE Op Co. In July 2012, the Company purchased an additional 33% ownership interest in PE Op Co. for $20,000,000 by paying $10,000,000 in cash and issuing $10,000,000 in promissory notes.

Because the Company has a controlling financial interest in PE Op Co., it did not record any gain or loss on these purchases, but instead reduced the amount of noncontrolling interest on the consolidated balance sheets by an aggregate of $5,921,000, $14,281,000 and $27,647,000 and recorded the difference of $79,000, $11,940,000 and $7,646,000 for the years ended December 31, 2014, 2013 and 2012, respectively, which represents the fair value of these purchases above the price paid by the Company, to additional paid-in capital on the consolidated balance sheets. Further, in 2014, the Company recorded a deferred tax liability related to its cumulative adjustments to additional paid-in capital of $10,244,000.

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

As compensation for providing the services under the AMA, the Company is paid $75,000 per month for each production facility that is operational and $40,000 per month for each production facility that is idled. In addition to the monthly fee, if during any six-month period (measured on September 30 and March 31 of each year commencing March 31, 2011) a production facility has annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) per gallon of operating capacity of $0.20 or more, the Company will be paid a performance bonus equal to 3% of the increment by which EBITDA exceeds such amount. The aggregate performance bonus for all plants is capped at $2,200,000 for each six-month period. The performance bonus is to be reduced by 25% if all production facilities then operating do not operate at a minimum average yield of 2.70 gallons of denatured ethanol per bushel of corn. In addition, no performance bonus is to be paid if there is a default or event of default under the Plant Owners’ credit agreement resulting from their failure to pay any amounts then due and owing. The AMA also provides the Company with an incentive fee upon any sale of a production facility to the extent the sales price is above $0.60 per gallon of annual capacity. During the year ended December 31, 2014, the Company earned $2,846,000 in respect of such bonuses. These amounts have been eliminated upon consolidation. No bonuses were paid in 2013 and 2012.

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

The Company recorded revenues and PE Op Co. recorded costs of approximately $3,530,000, $3,477,000 and $3,180,000 related to the AMA for the years ended December 31, 2014, 2013 and 2012, respectively. As such, these amounts have been eliminated upon consolidation.

Ethanol Marketing Agreements – The Company entered into separate ethanol marketing agreements with each of the Plant Owners, which granted it the exclusive right to purchase, market and sell the ethanol produced at those facilities. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to the Company, an amount is paid to the Company equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated incentive fee payable to the Company, which equals 1% of the aggregate third-party purchase price, provided that the marketing fee shall not be less than $0.015 per gallon and not more than $0.0225 per gallon. Each of the ethanol marketing agreements had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner.

The Company recorded revenues and PE Op Co. recorded costs of approximately $3,986,000, $3,351,000 and $3,157,000 related to the ethanol marketing agreements for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts have been eliminated upon consolidation.

Corn Procurement and Handling Agreements – The Company entered into separate corn procurement and handling agreements with each of the Plant Owners. Under the terms of the corn procurement and handling agreements, each facility appointed the Company as its exclusive agent to solicit, negotiate, enter into and administer, on its behalf, corn supply arrangements to procure the corn necessary to operate its facility. The Company also provides grain handling services including, but not limited to, receiving, unloading and conveying corn into the facility’s storage and, in the case of whole corn delivered, processing and hammering the whole corn.

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

The Company recorded revenues and PE Op Co. recorded costs of approximately $2,989,000, $2,423,000 and $2,271,000 related to the corn procurement and handling agreements for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts have been eliminated upon consolidation.

Distillers Grains Marketing Agreements – The Company entered into separate distillers grains marketing agreements with each of the Plant Owners, which grant the Company the exclusive right to market, purchase and sell the WDG and corn oil produced at each facility. Under the terms of the distillers grains marketing agreements, within ten days after a Plant Owner delivers WDG or corn oil to the Company, the Plant Owner is paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the WDG or corn oil, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of WDG or corn oil produced or marketed, minus (iv) the estimated incentive fee payable to the Company, which equals the greater of (a) 5% of the aggregate third-party purchase price, and (b) $2.00 for each ton of WDG or corn oil sold in the transaction, but not less than $2.00 per ton and not more than $3.50 per ton. Each distillers grains marketing agreement had an initial term of one year and successive one year renewal periods at the option of the individual Plant Owner.

The Company recorded revenues and PE Op Co. recorded costs of approximately $4,788,000, $4,584,000 and $4,353,000 related to the distillers grain marketing agreements for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts have been eliminated upon consolidation.

Assets and Liabilities of PE Op Co. – The carrying values and classification of assets that are collateral for the obligations of PE Op Co. at December 31, 2014 were as follows (in thousands):

Cash and cash equivalents	$24,287
Other current assets	9,395
Property and equipment	150,281
Other assets	1,312
Total assets	$185,275

Current liabilities	$14,023
Long-term debt	58,766
Other liabilities	2,278
Total liabilities	$75,067

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Facilities and plant equipment	$190,714	$184,064
Land	2,570	2,570
Other equipment, vehicles and furniture	7,641	5,600
Construction in progress	8,720	5,007
	209,645	197,241
Accumulated depreciation	(54,343)	(42,047)
	$155,302	$155,194

Depreciation expense, including idled facilities, was $12,712,000, $11,662,000 and $11,481,000 for the years ended December 31, 2014, 2013 and 2012, respectively. One of the Pacific Ethanol Plants was idled for four months in 2014 and for all of 2013 and 2012. Depreciation on the Company’s idled assets was an aggregate of $699,000, $2,108,000 and $2,136,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Included in plant and equipment is $12,829,000 at December 31, 2014 and 2013, attributable to capital leases. Depreciation expense related to these capital leases was $855,000 and $340,000 for the years ended December 31, 2014 and 2013, respectively.

4.	INTANGIBLE ASSETS.

Intangible assets consisted of the following (in thousands):

	Useful	December 31, 2014			December 31, 2013
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Non-Amortizing:
Kinergy tradename		$2,678	$–	$2,678	$2,678	$–	$2,678
Amortizing:
Customer relationships	10	4,741	(4,633)	108	4,741	(4,159)	582
Total intangible assets, net		$7,419	$(4,633)	$2,786	$7,419	$(4,159)	$3,260

Kinergy Tradename – The Company recorded a tradename valued at $2,678,000 in 2006 as part of its acquisition of Kinergy. The Company determined that the Kinergy tradename has an indefinite life and therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment of the Kinergy tradename for the years ended December 31, 2014, 2013 and 2012.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Relationships – The Company recorded customer relationships valued at $4,741,000 as part of its acquisition of Kinergy. The Company has established a useful life of ten years for these customer relationships.

Amortization expense associated with intangible assets totaled $474,000, $474,000 and $724,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted-average unamortized life of the intangible assets is 0.2 years. The remaining expected amortization expense relating to amortizable intangible assets is $108,000 for the year ending December 31, 2015.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2014, 2013 and 2012, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net losses of $808,000 and $1,821,000, and gains of $999,000 as the change in the fair value of these contracts for the years ended December 31, 2014, 2013 and 2012, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of December 31, 2014
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$1,586	Other current liabilities	$1,149
		$1,586		$1,149

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2013
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$961	Other current liabilities	$859
		$961		$859

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2014	2013	2012

Commodity contracts	Cost of goods sold	$(1,144)	$(1,901)	$720
		$(1,144)	$(1,901)	$720

		Unrealized Gains
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2014	2013	2012

Commodity contracts	Cost of goods sold	$336	$80	$279
		$336	$80	$279

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	December 31, 2014	December 31, 2013
Kinergy operating line of credit	$17,530	$19,042
Plant Owners’ third-party term debt	17,003	31,678
Plant Owners’ lines of credit	–	35,378
Senior unsecured notes	–	13,984
Note payable to related party	–	750
	34,533	100,832
Less: Unamortized discount on senior unsecured notes	–	(1,674)
	34,533	99,158
Less short-term portion	–	(750)
Long-term debt	$34,533	$98,408

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kinergy Line of Credit – Kinergy has an operating line of credit for an aggregate amount of up to $30,000,000. The line of credit matures on December 31, 2016. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 2.00% and 3.00%. The applicable margin was 2.00% at December 31, 2014. The credit facility’s monthly unused line fee is 0.50% of the amount by which the maximum credit under the facility exceeds the average daily principal balance. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited under the terms of the credit facility to $1,100,000 per fiscal quarter in 2015.

The credit facility also includes the accounts receivable of PAP as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to the extent that quarterly payments would result in PAP recording less than $100,000 of net income in the quarter.

For the calendar month ended September 30, 2013 and each calendar month thereafter, Kinergy and PAP were collectively required to generate aggregate EBITDA of $450,000 for the three months then ended and aggregate EBITDA of $1,100,000 for the six months then ended. These amounts were required through December 31, 2013. In 2014, the required EBITDA amounts increased to $500,000 for each rolling three month period and $1,300,000 for each rolling six month period. Further, for all monthly periods, Kinergy and PAP must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $100,000 absent the lender’s prior consent. In December 2014, the terms of the above covenants were changed such that if the Company’s monthly average unused availability is in excess of $10,000,000 and Kinergy maintains at least $6,000,000 in excess availability during the quarter, that month’s EBITDA and fixed-charge coverage ratio covenants are not required to be met. The Company believes it is in compliance with these covenants.

Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. Pacific Ethanol has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2014, Kinergy had an available borrowing base under the credit facility of $30,000,000 and an outstanding balance of $17,530,000.

Plant Owners’ Term Debt and Operating Lines of Credit – The Plant Owners’ debt as of December 31, 2014 consisted of a $32,487,000 tranche A-1 term loan, a $26,279,000 tranche A-2 term loan and a $35,378,000 revolving credit facility, which was subsequently reduced to $19,473,000, all of which have a maturity date of June 30, 2016. Pacific Ethanol holds a combined $41,763,000 of these term loans, which are eliminated in consolidation. As of December 31, 2014, the combined outstanding balance of these loans was $17,003,000 on a consolidated basis (net of Pacific Ethanol purchases).

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The term and revolving debt require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. At December 31, 2014, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

Monthly interest payments due to certain lenders on both the term and revolving debt was deferred and added to the principal amount of the loans. As of December 31, 2014 and 2013, the extended principal balances above included $0 and $7,487,000 of accrued interest that was deferred by the Plant Owners, respectively.

As of December 31, 2014, the unused availability under this line of credit was $19,473,000.

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

On March 28, 2013, the Company also used proceeds from the issuance of its Series A Notes and warrants to purchase $2,636,000 of tranche A-2 term loans and an additional 3% ownership interest in PE Op Co. for a combined purchase price of $2,150,000. The Company first allocated $331,000 of this payment to the PE Op Co. ownership interest and the remainder was allocated to the tranche A-2 term loans. The $817,000 difference between the amount the Company allocated to the term loans and the face amount of $2,636,000 was recorded as a gain on extinguishment of debt.

On June 21, 2013, the Company used proceeds from the issuance of its Series B Notes to purchase $1,122,000 of revolving credit facility debt at a discount. Under the terms of the amended credit facility, the Company was obligated to immediately forgive the purchased amount of revolving credit facility debt and has permanently reduced the maximum commitment on this facility to $35,378,000.

On June 21, 2013, the Company also used proceeds from the issuance of its Series B Notes to purchase $2,907,000 of tranche A-1 and A-2 term loans at a discount and an additional 2% ownership interest in PE Op Co. for $197,000. The Company recorded a gain on extinguishment of debt of $998,000 related to the discount it paid for the revolving and term loans.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 6, 2014, the Company purchased $14,675,000 of term debt for $17,038,000 in cash, reducing its consolidated plant term debt by $14,675,000, and recorded a $2,363,000 loss on extinguishment of debt for the amount paid in excess of the principal balance.

As of December 31, 2014, the Company held an aggregate of $41,763,000 of the tranche A-1 and tranche A-2 term loans, which has been eliminated upon consolidation.

Additional Plant Operating Line of Credit – The Plant Owners have an additional revolving credit facility for up to an additional $15,000,000, with a maturity date of June 25, 2015. The Plant Owners have the right at any time, and from time to time, but subject to limitations imposed by an intercreditor agreement, to prepay in whole or in part the revolving loans and tranche A-1 loans (and the tranche A-2 loans following the payment in full of the revolving loans and tranche A-1 loans). However, in the event of any prepayment of the tranche A-1 loans that have a maturity date of June 30, 2016, the Plant Owners must pay a premium equal to the present value of all interest payments that would have accrued from the date of such payment through June 30, 2016, calculated using a discount rate, applied quarterly, equal to the Treasury Rate as of such prepayment date plus 50 basis points. The credit agreement also provides for mandatory prepayments in connection with certain customary events, including any sale of material assets; however, certain mandatory prepayments are not subject to the prepayment premium. At December 31, 2014, the interest rate was approximately 8.75% and the Plant Owners had unused availability under the new revolving credit facility of $15,000,000.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in substantially all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol.

Senior Unsecured Notes – On January 11, 2013, under the terms of a securities purchase agreement dated December 19, 2012 among the Company and five accredited investors, the Company issued and sold to the investors in a private offering $22,192,000 in aggregate principal amount of its senior unsecured notes (“January 2013 Notes”) and warrants to purchase an aggregate of 1,708,700 shares of the Company’s common stock (“January 2013 Financing Transaction”) for aggregate net proceeds of $22,072,000. The warrants have an exercise price of $6.32 per share and expire in January 2018. The January 2013 Notes had an original maturity date of March 30, 2016 and bore interest at a rate of 5% per annum, subject to adjustment. Payments due under the January 2013 Notes ranked senior to all other indebtedness of the Company and its subsidiaries, other than certain permitted senior indebtedness.

Upon closing of the January 2013 Financing Transaction, the Company recorded a debt discount of $2,657,000 associated with the value of the warrants issued in connection with the financing. The debt discount will be amortized over the life of the January 2013 Notes to approximate a yield adjustment.

If at any time the Company were to receive net cash proceeds from an issuance of equity or equity-linked securities of the Company, interest received from any purchased and outstanding Plant Owners’ term debt, certain sales of assets or as a result of incurring certain indebtedness, then the Company would be obligated to prepay the January 2013 Notes using 100% of all such net cash proceeds, provided that any net proceeds received in connection with an equity-linked issuance must be used to either prepay the January 2013 Notes or purchase certain outstanding debt issued by the Plant Owners.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2014, the Company made principal cash payments on the January 2013 Notes in the aggregate amount of $13,984,000, fully retiring the debt prior to maturity. During 2013, the Company made principal cash payments on the January 2013 Notes in the aggregate amount of $6,208,000 and the Company issued 500,000 shares of its common stock as a $2,000,000 principal payment, resulting in a loss of $229,000 on extinguishment of debt.

Subordinated Convertible Notes – On March 28, 2013, the Company issued $6,000,000 in aggregate principal amount of its Series A Subordinated Convertible Notes (“Series A Notes”), and warrants to purchase an aggregate of 1,839,600 shares of common stock for aggregate gross proceeds of $6,000,000. On June 21, 2013, the Company issued $8,000,000 in aggregate principal amount of its Series B Subordinated Convertible Notes (“Series B Notes”) for aggregate gross proceeds of $8,000,000. The warrants had an exercise price of $7.59 per share. Of the warrants issued in the transaction, warrants to purchase 788,400 shares of common stock expired in March 2015 and warrants to purchase 1,051,200 shares of common stock expired in June 2015. The net proceeds of these offerings of $12,560,000 were used to (i) purchase $6,665,000 of the Plant Owners’ debt maturing in June 2013, the maturity of which was also extended at the time from June 2013 to June 2016, and of which the Company immediately retired $1,122,000; (ii) acquire an additional 5% ownership interest in PE Op Co.; and (iii) purchase and immediately retire an additional $3,500,000 of the Plant Owners’ term debt.

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

In 2013, the Company made installment payments and processed a number of conversions. In the aggregate, the Company issued 4,446,000 shares of its common stock in payment of principal and interest in an aggregate amount of the $14,000,000 in respect of the Series A and B Notes. In connection with these installment payments and conversions, the Company recorded losses on extinguishments of debt of $4,621,000 for the year ended December 31, 2013.

As of December 31, 2013, the Series A and B Notes had been fully retired.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of December 31, 2013. Interest on the unpaid principal amount accrues at a rate of 8.00% per annum. The Company recorded interest expense for this note of approximately $14,795 for the year ended December 31, 2014 and $60,000 for each of the years ended December 31, 2013 and 2012. On March 31, 2014, the Company paid in cash the outstanding balance of the note payable.

Interest Expense on Borrowings and Maturities – Interest expense on all borrowings discussed above was $6,546,000, $12,680,000 and $12,314,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The consolidated long-term debt of $34,533,000, is due in 2016.

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

The Company recorded a provision for income taxes for the year ended December 31, 2014 of $15,137,000. The Company recorded no provision for income taxes for the years ended December 31, 2013 and 2012.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(11.5)	458.0	125.5
Convertible debt instruments	–	(297.7)	–
Section 382 reduction to loss carryover	(24.2)	(141.1)	(169.4)
State income taxes, net of federal benefit	10.0	(8.2)	5.5
Stock compensation	–	(20.9)	(1.9)
Change in tax status of PE Op Co.	(1.6)	–	–
Fair value adjustments and warrant inducements	31.8	–	–
Domestic production gross receipts deduction	(2.0)	–	–
Non-deductible items	0.6	(27.7)	3.6
Other	(1.3)	2.6	1.7
Effective rate	36.8%	0.0%	0.0%

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$12,385	$17,566
Capital loss carryover	–	844
Stock-based compensation	781	556
Enterprise zone credits	–	259
Other accrued liabilities	483	395
Convertible debt	669	–
Fixed assets	–	119
Inventory	575	–
Other	217	217
Total deferred tax assets	15,110	19,956

Deferred tax liabilities:
Fixed assets	(24,813)	–
Investment in PE Op Co.	–	(11,074)
Intangibles	(1,134)	(1,325)
Derivative instruments	(172)	(226)
Other	(278)	–
Total deferred tax liabilities	(26,397)	(12,625)

Valuation allowance	(4,147)	(8,422)
Net deferred tax liabilities	$(15,434)	$(1,091)

Classified in balance sheet as:
Other current assets	$1,606	$–
Deferred tax liabilities	(17,040)	(1,091)
	$(15,434)	$(1,091)

A portion of the Company’s net operating loss carryforwards will be subject to provisions of the tax law that limit the use of losses incurred by a company prior to the date certain ownership changes occur. All of the Company’s net operating loss carryforwards are subject to these limitations at December 31, 2014.

Due to the limitation, a significant portion of these net operating loss carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire, the Company had federal net operating loss carryforwards of approximately $28,321,000 and $45,250,000, and state net operating loss carryforwards of approximately $58,990,000 and $41,695,000, at December 31, 2014 and 2013, respectively. These net operating loss carryforwards expire at various dates beginning in 2015.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance has been established in the amount of $4,147,000 and $8,422,000 at December 31, 2014 and 2013, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. For the years ended December 31, 2014 and 2013, the Company recorded a decrease in the valuation allowance of $4,275,000 and $3,133,000, respectively, attributable almost exclusively to the expected expiration of net operating loss carryforwards due to limitations caused by ownership changes as previously discussed. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards (exclusive of net operating losses associated with items recorded directly to equity) for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

At December 31, 2014, the Company had no increase or decrease in unrecognized income tax benefits for the year as a result of uncertain tax positions taken in a prior or current period. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2014. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2011 – 2013
Arizona	2011 – 2013
California	2010 – 2013
Colorado	2010 – 2013
Idaho	2011 – 2013
Oregon	2011 – 2013

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

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2014 and 2013. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with 926,942 shares outstanding at December 31, 2014 and 2013. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

The Company recorded preferred stock dividends of $1,265,000, $1,265,000 and $1,268,000 for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company accrued but did not pay any preferred stock dividends. For the years ended December 31, 2014, 2013 and 2012, however, the Company accrued and paid all dividends in cash.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in 2012, the Company has entered into a series of agreements with the parties to whom unpaid dividends were owed under which the Company issued shares of its common stock in satisfaction of a portion of the accrued and unpaid dividends. In connection with each payment of accrued and unpaid dividends, the payees agreed to forebear for a term from exercising any rights they may have with the respect to accrued and unpaid dividends. In 2014, the Company paid the last two installments in cash. The following table summarizes the details of the Company’s payments to the holders of its Series B Preferred Stock:

Agreement/Payment Date	Amount of Dividends Paid	Shares of Common Stock Issued	Extended Forbearance Date
August 12, 2012	$732,000	157,000	January 1, 2014
December 26, 2012	732,000	144,500	June 30, 2014
March 27, 2013	732,000	139,000	September 30, 2014
July 26, 2013	731,000	175,000	December 31, 2014
September 17, 2013	731,000	197,000	March 31, 2015
May 23, 2014	1,463,000	120,000	November 30, 2015
November 24, 2014	1,000,000	–
December 23, 2014	1,194,000	–
Total	$7,315,000	932,500
9.	COMMON STOCK AND WARRANTS.

The following table summarizes warrant activity for the years ended December 31, 2014, 2013 and 2012 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2011	426	$1.80 – $745.50	$117.60
Warrants issued	4,633	$6.45 – $8.85	$7.80
Warrants exercised	(20)	$1.80 – $7.95	$2.85
Balance at December 31, 2012	5,039	$1.80 – $745.50	$17.10
Warrants issued	3,548	$6.32 – $7.59	$6.98
Warrants exercised	(285)	$1.80 – $8.85	$7.27
Warrants expired	(27)	$745.50	$745.50
Balance at December 31, 2013	8,275	$5.47 – $735.00	$10.04
Warrants exercised	(6,615)	$6.09 – $8.85	$7.17
Warrants expired	(804)	$5.47	$5.47
Balance at December 31, 2014	856	$6.09 – $735.00	$36.55

January 2013 Financing – In connection with the January 2013 Financing Transaction, the Company issued warrants to purchase an aggregate of 1,708,700 shares of common stock. All of the warrants were exercised in 2014.

Series A and B Notes – In connection with the Company’s issuance of its Series A and B Notes, the Company issued warrants to purchase up to 788,400 and 1,051,200 shares of common stock, respectively. All of the warrants were exercised in 2014.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2012 Public Offering – On September 26, 2012, the Company raised $10,091,000, net of $909,000 of underwriting fees and issuance costs, through a public offering of units consisting of an aggregate of 1,833,000 shares of common stock and warrants immediately exercisable to purchase an aggregate of 1,833,000 shares of common stock at an exercise price of $8.85 per share and which expire in September 2015. The Company accounted for the net proceeds of the offering by first allocating the $1,658,000 fair value of the warrants to liabilities and then allocating the remaining amount to equity. As of December 31, 2014, warrants to purchase 473,000 shares of common stock remained outstanding.

July 2012 Public Offering – On July 3, 2012, the Company raised $10,903,000, net of $1,137,000 of underwriting fees and issuance costs, through a public offering of units consisting of an aggregate of 1,867,000 shares of common stock, warrants immediately exercisable to purchase an aggregate of 1,867,000 shares of common stock at an exercise price of $9.45 per share and which expire in 2017 (“Series I Warrants”) and warrants immediately exercisable to purchase an aggregate of 933,000 shares of common stock at an exercise price of $7.95 per share and which expire in 2014 (“Series II Warrants”). The Series I Warrants and the Series II Warrants are subject to “weighted-average” anti-dilution adjustments if the Company issues or is deemed to have issued securities at a price lower than their then applicable exercise prices. Due to subsequent transactions, the exercise price of the Series I Warrants was reduced to $6.09 per share and the exercise price of the Series II Warrants was reduced to $5.47 per share. The Company accounted for the net proceeds of the offering by first allocating the $3,380,000 fair value of the warrants to liabilities and then allocating the remaining amount to equity. The Series II Warrants expired unexercised. As of December 31, 2014, Series I Warrants to purchase 211,000 shares of common stock remained outstanding.

Warrant Inducements – During 2014 and 2013, certain holders exercised warrants and received payments from the Company in the aggregate amounts of $2,271,000 and $785,800, respectively, in cash as an inducement for these exercises, which were recorded as an expense.

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

Accounting for Warrants – The Company has determined that the warrants issued in the above transactions did not meet the conditions for classification in stockholders’ equity and as such, the Company has recorded them as a liability at fair value. The Company will revalue them at each reporting period. Further, as noted above, certain of the exercise prices declined as a result of the anti-dilution adjustments due to subsequent transactions. Accordingly, the Company recorded fair value adjustments quarterly, with total fair value adjustments of $35,260,000, $648,000 and $1,954,000 for the years ended December 31, 2014, 2013 and 2012, respectively, which is largely attributed to adjustment, if any, to their exercise prices, term shortening and changes in the market value of the Company’s common stock. See Note 12 for the Company’s fair value assumptions.

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

The Company has two equity incentive compensation plans: a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

2004 Stock Option Plan – The 2004 Stock Option Plan authorized the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”) to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 23,810 shares of common stock. On September 7, 2006, the Company terminated the 2004 Stock Option Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had options outstanding to purchase 762 shares of common stock under its 2004 Stock Option Plan at December 31, 2014 and 2013.

2006 Stock Incentive Plan – The 2006 Stock Incentive Plan authorizes the issuance of ISOs, NQOs, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 1,715,000 shares of common stock.

Stock Options – On August 1, 2011, August 25, 2011 and June 18, 2013, the Company granted options to purchase an aggregate of 12,900, 1,000 and 229,000 shares of the Company’s common stock at exercise prices of $12.90, $5.25 and $3.74 per share, which were the respective closing prices per share of the Company’s common stock on the dates of grant, with estimated fair values of $6.60, $2.70 and $1.68, respectively. The options granted in 2011 vested as to 33% on each of April 1, 2012 and 2013 and vest as to 34% on April 1, 2014. The options granted in 2013 vested as to 33% on April 1, 2014, vest as to 33% on April 1, 2015 and vest as to 34% on April 1, 2016. The options expire 10 years from the date of grant. Fair value was determined using the Black-Scholes Option Pricing Model. For the August 1, 2011 grants, the inputs to estimating fair value were: exercise price of $12.90; estimated life of 5.0 years; expected volatility of 56.7%; and risk free interest rate of 2.50%. For the August 25, 2011 grants, the inputs to estimating fair value were: exercise price of $5.25; estimated life of 5.0 years; expected volatility of 56.7% and risk free interest rate of 2.50%. For the June 18, 2013 grants, the inputs to estimating fair value were: exercise price of $3.74; estimated life of 3.0 years; expected volatility of 68.0% and risk free interest rate of 0.57%. The Company estimates expected volatility using peer companies within its industry.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summaries of the status of Company’s stock option plans as of December 31, 2014 and 2013 and of changes in options outstanding under the Company’s plans during those years are as follows (shares in thousands):

	Years Ended December 31,
	2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	241	$6.91	13	$63.00
Issued	–	$–	229	$3.74
Cancelled	–	$–	(1)	$12.90
Outstanding at end of year	241	$6.91	241	$6.91
Options exercisable at end of year	89	$11.59	9	$88.08

Stock options outstanding as of December 31, 2014 were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.74	229	8.47	$3.74	76	$3.74
$12.90	11	6.59	$12.90	11	$12.90
$866.25-$871.50	1	0.57	$867.23	1	$867.23

The options outstanding at December 31, 2014 and 2013 had intrinsic values of $1,509,000 and $309,000, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock – The Company granted to certain employees and directors shares of restricted stock under its 2006 Stock Incentive Plan pursuant to restricted stock agreements. A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2011	31	$64.05
Vested	(13)	$81.90
Canceled	(2)	$61.20
Unvested at December 31, 2012	16	$50.40
Issued	615	$4.56
Vested	(142)	$7.85
Canceled	(17)	$6.20
Unvested at December 31, 2013	472	$5.07
Issued	155	$15.23
Vested	(227)	$5.79
Canceled	(10)	$4.30
Unvested at December 31, 2014	390	$8.71

The fair value of the common stock at vesting aggregated $3,858,000 and $601,000 for the years ended December 31, 2014 and 2013, respectively. Stock-based compensation expense related to employee and non-employee restricted stock and option grants recognized in income were as follows (in thousands):

	Years Ended December 31,
	2014	2013
Employees	$1,493	$1,333
Non-employees	345	391
Total stock-based compensation expense	$1,838	$1,724

At December 31, 2014, the total compensation cost related to unvested awards which had not been recognized was $3,393,000 and the associated weighted-average period over which the compensation cost attributable to those unvested awards would be recognized is approximately 2 years.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2014:

Leases – Future minimum lease payments required by non-cancelable leases in effect at December 31, 2014 are as follows (in thousands):

Years Ended December 31,	Capital Leases	Operating Leases
2015	$4,569	$1,145
2016	900	1,107
2017	900	956
2018	568	878
2019	–	580
Thereafter	–	2,243
Total minimum payments	6,937	$6,909
Amount representing interest	(805)
Obligations under capital leases	6,132
Obligations due within one year	(4,077)
Long-term obligations under capital leases	$2,055

Total rent expense during the years ended December 31, 2014, 2013 and 2012 was $2,417,000, $1,454,000 and $2,252,000, respectively.

Sales Commitments – At December 31, 2014, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG, corn oil and syrup. The Company had open ethanol indexed-price contracts for 163,502,000 gallons of ethanol as of December 31, 2014. The Company had open corn oil fixed-price sales contracts valued at $1,034,000 and open indexed-price sales contracts for 1,072,000 pounds of corn oil as of December 31, 2014. The Company had open WDG and syrup fixed-price sales contracts valued at $871,000 and open indexed-price sales contracts for 162,000 tons of WDG and syrup as of December 31, 2014. These sales contracts are scheduled to be completed throughout 2015.

Purchase Commitments – At December 31, 2014, the Company had indexed-price purchase contracts to purchase 33,330,000 gallons of ethanol and fixed-price purchase contracts to purchase $12,784,000 of ethanol from its suppliers. These purchase commitments are scheduled to be satisfied throughout 2015.

Other Commitments – At December 31, 2014, the Company had firm commitments to add corn oil separation and other process improvement projects at the Pacific Ethanol Plants of approximately $22.5 million, most of which is expected to be completed in 2015.

Contingencies – The following is a description of significant contingencies at December 31, 2014:

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GS CleanTech – On May 24, 2013, GS CleanTech Corporation (“GS CleanTech”), filed a suit in the United States District Court for the Eastern District of California, Sacramento Division (Case No.: 2:13-CV-01042-JAM-AC), naming Pacific Ethanol, Inc. as a defendant. On August 29, 2013, the case was transferred to the United States District Court for the Southern District of Indiana and made part of the pre-existing multi-district litigation involving GS CleanTech and multiple defendants. The suit alleged infringement of a patent assigned to GS CleanTech by virtue of certain corn oil separation technology in use at one or more of the ethanol production facilities in which the Company has an interest, including Pacific Ethanol Stockton LLC (“PE Stockton”), located in Stockton, California. The complaint sought preliminary and permanent injunctions against the Company, prohibiting future infringement on the patent owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, but in any event no less than a reasonable royalty for the use made of the inventions of the patent, plus attorneys’ fees. The Company answered the complaint, counterclaimed that the patent claims at issue, as well as the claims in several related patents, are invalid and unenforceable and that the Company is not infringing. Pacific Ethanol, Inc. does not itself use any corn oil separation technology and may seek a dismissal on those grounds.

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two Company subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC (“PE Magic Valley”). The claims were similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases were transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against Pacific Ethanol, Inc. was pending. Although PE Stockton and PE Magic Valley do separate and market corn oil, the Company, PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. In a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for the Company, PE Stockton and PE Magic Valley finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed. GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. The only remaining claim alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is expected later in 2015. If the Defendants, including the Company, PE Stockton and PE Magic Valley, succeed in proving inequitable conduct, then the Court will be asked to determine whether GS Cleantech’s behavior makes this an “exceptional case”. A finding that this is an exceptional case would allow the Court to award to the Company, PE Stockton and PE Magic Valley the attorneys’ fees expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling. The Company did not record a provision for these matters as of December 31, 2014 as Company management intends to vigorously defend these allegations and believes a material adverse ruling against Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley is not probable. The Company believes that any liability Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley may incur would not have a material adverse effect on the Company’s financial condition or its results of operations.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded its warrants issued from 2011 through 2013 and the conversion features associated with its convertible notes at fair value and designated them as Level 3 on their issuance date.

Warrants – Except for the warrants issued September 26, 2012, the Company’s warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The warrants issued September 26, 2012, due to no anti-dilution protection features, were valued using the Black-Scholes Valuation Model.

Significant assumptions used and related fair values for the warrants as of December 31, 2014 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
09/26/2012	$8.85	51.0%	0.19%	0.74	37.0%	473,000	748,000
07/3/2012	$6.09	56.1%	0.89%	2.51	32.8%	211,000	811,000
12/13/2011	$8.43	54.3%	0.67%	1.95	28.7%	138,000	427,000
							$1,986,000

Significant assumptions used and related fair values for the warrants as of December 31, 2013 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
06/21/2013	$7.59	52.4%	0.13%	1.24	22.7%	1,051,000	$660,000
03/28/2013	$7.59	52.4%	0.13%	1.20	22.7%	788,000	495,000
01/11/2013	$6.32	63.3%	1.27%	4.03	43.8%	1,709,000	2,892,000
09/26/2012	$8.85	58.5%	0.38%	1.74	42.3%	1,771,000	702,000
07/3/2012	$6.09	61.2%	1.27%	3.51	40.2%	1,812,000	3,008,000
07/3/2012	$5.47	52.8%	0.01%	0.01	42.3%	804,000	3,000
12/13/2011	$8.43	60.4%	0.78%	2.95	37.9%	306,000	455,000
							$8,215,000

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the warrants is affected by the above underlying inputs. Observable inputs include the values of exercise price, stock price, term and risk-free interest rate. As separate inputs, an increase (decrease) in either the term or risk free interest rate will result in an increase (decrease) in the estimated fair value of the warrant.

Unobservable inputs include volatility and market discount. An increase (decrease) in volatility will result in an increase (decrease) in the estimated warrant value and an increase (decrease) in the market discount will result in a decrease (increase) in the estimated warrant fair value.

The volatility utilized was a blended average of the Company’s historical volatility and implied volatilities derived from a selected peer group. The implied volatility component has remained relatively constant over time given that implied volatility is a forward-looking assumption based on observable trades in public option markets. Should the Company’s historical volatility increase (decrease) on a go-forward basis, the resulting value of the warrants would increase (decrease).

The market discount, or a discount for lack of marketability, is quantified using a Black-Scholes option pricing model, with a primary model input of assumed holding period restriction. As the assumed holding period increases (decreases), the market discount increases (decreases), conversely impacting the value of the warrant fair value.

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

The following table summarizes fair value measurements by level at December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$1,586	$–	$–	$1,586
Total Assets	$1,586	$–	$–	$1,586

Liabilities:
Warrants(2)	$–	$–	$1,986	$1,986
Commodity contracts(3)	1,149	–	–	1,149
Total Liabilities	$1,149	$–	$1,986	$3,135

_______________

(1)	Included in other current assets in the consolidated balance sheets.
(2)	Included in warrant liabilities at fair value in the consolidated balance sheets.
(3)	Included in accrued liabilities in the consolidated balance sheets.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes fair value measurements by level at December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$961	$–	$–	$961
Total Assets	$961	$–	$–	$961

Liabilities:
Warrants(2)	$–	$–	$8,215	$8,215
Commodity contracts(3)	859	–	–	859
Total Liabilities	$859	$–	$8,215	$9,074

_______________

(1)	Included in other current assets in the consolidated balance sheets.
(2)	Included in warrant liabilities at fair value in the consolidated balance sheets.
(3)	Included in accrued liabilities in the consolidated balance sheets.

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

	Warrants	Conversion Features
Balance, December 31, 2011	$1,921	$–
Issuance of warrants in July offering	3,380	–
Issuance of warrants in September offering	1,658	–
Exercises of warrants	(113)	–
Adjustments to fair value for the period	(1,954)	–
Balance, December 31, 2012	$4,892	$–
Issuance of warrants in January offering	$2,657	$–
Issuance of notes and warrants in March offering	1,572	1,401
Issuance of notes in June offering	–	2,929
Conversions of notes	–	(5,205)
Exercises of warrants	(260)	–
Adjustments to fair value for the period	(646)	875
Balance, December 31, 2013	$8,215	$–
Exercises of warrants	(41,486)	–
Expiration of warrants	(3)	–
Adjustments to fair value for the period	35,260	–
Balance, December 31, 2014	$1,986	$–

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	RELATED PARTY TRANSACTIONS.

Preferred Dividends – The Company had accrued and unpaid dividends in respect of its Series B Preferred Stock of $0 and $3,657,000 as of December 31, 2014 and 2013, respectively. As further discussed in Note 8, the Company issued common stock in payment of certain accrued and unpaid dividends.

Note Payable to Related Party – The Company had a note payable to its Chief Executive Officer totaling $750,000 as of December 31, 2013, which was paid in full in cash on its maturity date on March 31, 2014.

14.	MERGER AGREEMENT WITH AVENTINE.

On December 30, 2014, The Company entered into a definitive merger agreement with Aventine Renewable Energy Holdings, Inc. (“Aventine”), a Midwest ethanol producer, under which the Company plans to acquire Aventine through a merger. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, a wholly-owned subsidiary of the Company will merge with and into Aventine, with Aventine surviving as a wholly-owned subsidiary of the Company. Subject to the terms and conditions of the merger agreement which was approved by the Company’s and Aventine’s boards of directors, if the merger is completed, each outstanding share of Aventine common stock will be converted into the right to receive 1.25 shares of the Company’s common stock, and the Company will issue approximately 17.75 million shares of its common stock. The merger is expected to result in the Company’s stockholders holding approximately 58% of the combined company.

The merger transaction, which is intended to be structured as a tax-free exchange of shares, is expected to close during the second quarter of 2015, and is subject to closing conditions, including obtaining certain regulatory approvals and approvals from the stockholders of both companies.

15.	QUARTERLY FINANCIAL DATA.

The Company’s unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2014:
Net sales	$254,543	$321,144	$275,573	$256,152
Gross profit	$38,545	$33,576	$17,986	$18,378
Income from operations	$34,875	$29,261	$13,594	$13,647
Net income (loss) attributed to Pacific Ethanol, Inc.	$(10,826)	$15,572	$4,025	$12,518
Preferred stock dividends	$(312)	$(315)	$(319)	$(319)
Net income (loss) available to common stockholders	$(11,138)	$15,257	$3,706	$12,199
Income (loss) per common share:
Basic	$(0.69)	$0.77	$0.16	$0.51
Diluted	$(0.69)	$0.68	$0.15	$0.50

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2013:
Net sales	$225,459	$233,808	$233,880	$215,290
Gross profit	$846	$6,965	$3,523	$21,596
Income (loss) from operations	$(3,159)	$3,832	$1,012	$17,224
Net income (loss) attributed to Pacific Ethanol, Inc.	$(5,454)	$1,051	$(4,971)	$8,593
Preferred stock dividends	$(312)	$(315)	$(319)	$(319)
Net income (loss) available to common stockholders	$(5,766)	$736	$(5,290)	$8,274
Loss per common share:
Basic	$(0.57)	$0.07	$(0.40)	$0.55
Diluted	$(0.57)	$0.07	$(0.40)	$0.54

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement for Purchase and Sale of Loans and Units in New PE Holdco LLC dated March 27, 2013 among the Registrant, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Series G of Special Assets Equity Holdings Series, LLC	S-1	333-189713	2.15	6/28/2013
2.2	Agreement for Purchase and Sale of Loans and Units in New PE Holdco LLC dated June 21, 2013 among the Registrant, NordkapAG and NKPacific, LLC	8-K	000-21467	10.3	06/26/2013
2.3	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 6, 2013 between the Registrant and each of CIFC Funding 2007-III Asset-V LLC and CIFC Funding 2007-IV Asset-IV LLC	10-K	000-21467	2.13	03/31/2014
2.4	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 10, 2013 between the Registrant and Armory Fund L.P.	10-K	000-21467	2.14	03/31/2014
2.5	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 14, 2013 between the Registrant and each of Mariner Partners, L.P. and Dee River Holdings, Inc.	10-K	000-21467	2.15	03/31/2014
2.6	Agreement and Plan of Merger dated as of December 30, 2014 by and among Pacific Ethanol, Inc., AVR Merger Sub, Inc. and Aventine Renewable Energy Holdings, Inc.	8-K	000-21467	2.1	12/31/2014
3.1	Certificate of Incorporation	10-Q	000-21467	3.1	08/07/2013
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	08/07/2013
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	08/07/2013
3.4	Certificate of Amendment to Certificate of Incorporation dated June 10, 2010	10-Q	000-21467	3.4	08/07/2013

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.5	Certificate of Amendment to Certificate of Incorporation dated June 8, 2011	10-Q	000-21467	3.5	08/07/2013
3.6	Certificate of Amendment to Certificate of Incorporation dated May 14, 2013	10-Q	000-21467	3.6	08/07/2013
3.7	Amended and Restated Bylaws	10-Q	000-21467	3.1	11/12/2014
10.1	2004 Stock Option Plan#	S-8	333-123538	4.1	03/24/2005
10.2	First Amendment to 2004 Stock Option Plan#	8-K	000-21467	10.3	02/01/2006
10.3	2006 Stock Incentive Plan, as amended#	S-8	333-196876	4.1	06/18/2014
10.4	Form of Employee Restricted Stock Agreement#	8-K	000-21467	10.2	10/10/2006
10.5	Form of Non-Employee Director Restricted Stock Agreement#	8-K	000-21467	10.3	10/10/2006
10.6	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Neil M. Koehler#	8-K	000-21467	10.3	12/17/2007
10.7	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Christopher W. Wright#	8-K	000-21467	10.5	12/17/2007
10.8	Amended and Restated Executive Employment Agreement dated November 25, 2009 between the Registrant and Bryon T. McGregor#	8-K	000-21467	10.1	11/27/2009
10.9	Executive Employment Agreement dated January 6, 2013 between the Registrant and Michael D. Kandris#	8-K	000-21467	10.1	01/10/2013
10.10	Amended and Restated Executive Employment Agreement dated October 1, 2012 between the Registrant and Paul P. Kohler#	10-K	000-21467	10.11	03/31/2014
10.11	Employment Agreement dated November 12, 2012 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/31/2014
10.12	Pacific Ethanol, Inc. 2014 Short-Term Incentive Plan Description#	8-K	000-21467	10.1	06/13/2014
10.13	Kinergy Marketing LLC 2014 Short-Term Incentive Plan Description#	8-K	000-21467	10.2	06/13/2014
10.14	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.15	Warrant dated March 27, 2008 issued by the Registrant to Lyles United, LLC	8-K	000-21467	10.3	03/27/2008
10.16	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008
10.17	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008
10.18	Form of Warrant dated May 22, 2008 issued by the Registrant	8-K	000-21467	10.2	05/23/2008
10.19	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008
10.20	Form of Warrant dated May 23, 2008 issued by the Registrant	8-K	000-21467	10.5	05/23/2008
10.21	Amended and Restated Loan and Security Agreement dated May 4, 2012 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as Lenders, Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	05/08/2012
10.22	Amended and Restated Guarantee dated May 4, 2012 by the Registrant in favor of Wells Fargo Capital Finance, LLC for and on behalf of Lenders	8-K	000-21467	10.2	05/08/2012
10.23	Second Amended and Restated Asset Management Agreement dated June 30, 2011 among the Registrant, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC and Pacific Ethanol Magic Valley, LLC	8-K	000-21467	10.1	07/06/2011
10.24	Form of Amended and Restated Ethanol Marketing Agreement	8-K	000-21467	10.2	07/06/2011
10.25	Form of Amended and Restated Corn Procurement and Handling Agreement	8-K	000-21467	10.4	07/06/2011
10.26	Form of Amended and Restated Distillers Grains Marketing Agreement	8-K	000-21467	10.5	07/06/2011
10.27	Limited Liability Company Agreement of New PE Holdco LLC	10-K	000-21467	10.34	03/31/2011

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.28	Form of Warrants dated January 7, 2011 issued by the Registrant	8-K	000-21467	10.3	01/07/2011
10.29	Form of Warrants dated December 13, 2011 issued by the Registrant	8-K/A	000-21467	10.2	12/12/2011
10.30	Form of Series I Warrants and Series II Warrants issued by the Registrant on July 3, 2012 (the forms of Series I Warrants and Series II Warrants are identical in all respects other than the exercise price and term applicable to each of such series of Warrants)	8-K	000-21467	10.1	06/28/2012
10.31	Form of Warrants dated September 26, 2012 issued by the Registrant	8-K	000-21467	10.1	09/21/2012
10.32	Second Amended and Restated Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and Amarillo National Bank	10-Q	000-21467	10.6	11/14/2012
10.33	First Amendment to Second Amended and Restated Credit Agreement dated January 4, 2013 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	S-1	333-189713	10.44	06/28/2013
10.34	Third Amendment to Second Amended and Restated Credit Agreement dated April 1, 2014 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	8-K	000-21467	10.2	04/01/2014
10.35	Lender Assignment Agreement dated June 9, 2014 between Pacific Ethanol, Inc. and CWD OC 522 Master Fund, Ltd.	8-K	000-21467	10.1	06/10/2014

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.36	Lender Assignment Agreement dated June 9, 2014 between Pacific Ethanol, Inc. and Candlewood Special Situations Master Fund, Ltd.	8-K	000-21467	10.2	06/10/2014
10.37	Agreement for Purchase and Sale of Loans and Assignment of Commitment dated June 9, 2014 between Pacific Ethanol, Inc. and Candlewood Credit Value Master Fund II, L.P.	8-K	000-21467	10.3	06/10/2014
10.38	Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and Amarillo National Bank	10-Q	000-21467	10.7	11/14/2012
10.39	First Amendment to Credit Agreement dated January 4, 2013, among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and the other parties identified therein	S-1	333-189713	10.46	06/28/2013
10.40	Second Amendment to Credit Agreement dated April 1, 2014 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Amarillo National Bank and the other parties identified therein	8-K	000-21467	10.1	04/01/2014
10.41	Intercreditor Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC and Wells Fargo Bank, N.A.	10-Q	000-21467	10.8	11/14/2012

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.42	First Amendment to Intercreditor Agreement and Consent dated April 1, 2014 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC and Wells Fargo Bank, N.A.	8-K	000-21467	10.3	04/01/2014
10.43	Form of Amendment Agreement dated March 28, 2013 among the Registrant and the investors identified therein	8-K	000-21467	10.6	03/28/2013
10.44	Securities Purchase Agreement dated March 28, 2013 between the Registrant and the investors identified therein	8-K	000-21467	10.1	03/28/2013
10.45	Form of Series A Notes issued on March 28, 2013 and Series B Notes issued on June 20, 2013	8-K	000-21467	10.2	03/28/2013
10.46	Form of Series A Warrants and Series B Warrants issued on March 28, 2013	8-K	000-21467	10.3	03/28/2013
10.47	Form of Base Indenture between the Registrant and U.S. Bank, National Association	8-K	000-21467	10.4	03/28/2013
10.48	Form of First Supplemental Indenture and Second Supplemental Indenture	8-K	000-21467	10.5	03/28/2013
10.49	Letter Agreement dated December 16, 2013 among the Registrant and the holders of the Registrant’s Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.1	12/16/2013
10.50	Letter Agreement dated May 23, 2014 among the Registrant and the holders of the Registrant’s Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.1	05/28/2014
10.51	Stockholders Agreement dated December 30, 2014 between Pacific Ethanol, Inc. and the parties identified therein	8-K	000-21467	10.1	12/31/2014
10.52	Stockholders Agreement dated December 30, 2014 between Pacific Ethanol, Inc. and Credit Suisse Securities (USA) LLC	8-K	000-21467	10.2	12/31/2014
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	List of Companies Included in Hay Group Survey Data					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

_______________

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.
(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 2015.

PACIFIC ETHANOL, INC.

/s/ NEIL M. KOEHLER

Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES	Chairman of the Board and Director	March 16, 2015
William L. Jones

/s/ NEIL M. KOEHLER	President, Chief Executive Officer	March 16, 2015
Neil M. Koehler	(Principal Executive Officer) and Director

/s/ BRYON T. MCGREGOR	Chief Financial Officer (Principal Financial	March 16, 2015
Bryon T. McGregor	and Accounting Officer)

/s/ MICHAEL D. KANDRIS	Chief Operating Officer and Director	March 16, 2015
Michael D. Kandris

/s/ TERRY L. STONE	Director	March 16, 2015
Terry L. Stone

/s/ JOHN L. PRINCE	Director	March 16, 2015
John L. Prince

/s/ DOUGLAS L. KIETA	Director	March 16, 2015
Douglas L. Kieta

/s/ LARRY D. LAYNE	Director	March 16, 2015
Larry D. Layne

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	List of Companies Included in Hay Group Survey Data
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

