Form 10-K/A
period 2014-12-31
Pacific Ethanol, Inc.
filed 2015-04-13
CIK 778164

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 13, 2015 was 24,511,200. The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 13, 2015 was 24,658,394.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

		PAGE
PART I

Item 1A.	Risk Factors.	1

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	22

Index to Exhibits		23

Signature

Exhibits Filed with this Report

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) on Form 10-K/A amends the Annual Report on Form 10-K of Pacific Ethanol, Inc. (“we,” “us,” or “our”) for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 16, 2015 (the “Original Report”).

The purposes of this Amendment No. 1 are to:

•	correct the number of shares of our common stock, $0.001 par value (“Common Stock”), outstanding as of March 13, 2015, as stated on the cover page to the Original Report; the number of shares of Common Stock outstanding as of March 13, 2015 was 24,511,200; we have also stated on the cover page of this Amendment No. 1 the number of shares of our Common Stock outstanding as of April 13, 2015, the filing date of this Amendment No. 1;

•	update our Part I, Item 1A, Risk Factors section in the Original Report to harmonize our disclosure with certain risk factors set forth in our Amendment No. 1 to Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on April 2, 2015; and

•	update our Part III, Item 7, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters section to reflect the correct number of shares of our Common Stock outstanding as of March 13, 2015, the filing date of the Original Report.

This Amendment No. 1 hereby modifies and updates the cover page; Part I, Item 1A; Part III, Item 7; and, solely for purposes of this Amendment No. 1, Part IV, Item 15 of the Original Report.

Except for the modifications and updates described above, we do not hereby modify or update in this Amendment No. 1 any disclosure in the Original Report, and all modifications and updates described above should be read together with the Original Report, as so modified and updated, and our other filings with the Securities and Exchange Commission. Except as expressly set forth herein, this Amendment No. 1 does not reflect any events occurring after the filing of our Original Report.

This Amendment No. 1 together with the Original Report constitutes our Annual Report on Form 10-K for the year ended December 31, 2014.

PART I

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

Completion of the merger is subject to a number of conditions, including among other things, the receipt of approval of the Pacific Ethanol and Aventine stockholders. There is no assurance that the parties will receive the necessary approvals or satisfy the other conditions to the completion of the merger. Failure to complete the proposed merger will prevent us and Aventine from realizing the anticipated benefits of the merger. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees, unless provided otherwise by the merger agreement. In addition, the market price of our common stock may reflect various market assumptions as to whether the merger will occur. Consequently, the failure to complete the merger could result in a significant change in the market price of our common stock.

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

If the merger is completed, it is estimated that we will issue up to approximately 17,755,300 shares of our common stock and non-voting common stock upon the closing of the merger, assuming no exercise or conversion of outstanding options and warrants. Based on the number of shares of Pacific Ethanol and Aventine common stock issued and outstanding on the Pacific Ethanol and Aventine record dates, Aventine stockholders before the merger will own, in the aggregate, approximately 42% of the aggregate number of shares of our common stock and non-voting common stock issued and outstanding immediately after the merger. The issuance of shares of our common stock and/or non-voting common stock to Aventine stockholders in the merger will cause a 42% reduction in the relative percentage interest of our current stockholders in the earnings, voting rights, liquidation value and book and market value of Pacific Ethanol. It is expected that Pacific Ethanol stockholders before the merger will hold approximately 58% of the total Pacific Ethanol common stock and non-voting common stock issued and outstanding immediately following the completion of the merger. Thus, Pacific Ethanol’s stockholders before the merger will experience dilution in the amount of 42% as a result of the merger.

Risks Related to the Combined Company if the Merger is Completed

The failure to integrate successfully the businesses of Pacific Ethanol and Aventine in the expected timeframe would adversely affect the combined company’s future results following the completion of the merger.

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

Following the merger, the size of the combined company’s business will be significantly larger than the current businesses of Pacific Ethanol and Aventine. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for the combined company’s management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that the combined company will be successful or that the combined company will realize the expected operating efficiencies, annual net operating synergies, revenue enhancements and other benefits currently anticipated to result from the merger.

Aventine is currently engaged in litigation regarding the Aurora Cooperative Elevator Company’s option to purchase the Aurora West Facility.

Among other legal claims, the Aurora Cooperative Elevator Company, or the Aurora Coop, has filed legal claims against Aventine asserting that it has the right, pursuant to an agreement between Aventine and the Aurora Coop, dated March 23, 2010, to exercise an option to acquire the 84 acres of land upon which Aventine’s Aurora, Nebraska 110 million gallon ethanol production facility, or the Aurora West Facility, is located, together with the Aurora West Facility and all related improvements, for a purchase price of $16,500 per acre (or $1,386,000 in the aggregate). The Aurora Coop asserts that its contractual right to exercise this option arose on July 1, 2012 due to Aventine’s alleged failure to complete construction of the Aurora West Facility as of such date. Aventine disputes the allegations and claims asserted by the Aurora Coop, and Aventine denies the validity and effectiveness of the Aurora Coop’s exercise of its option to purchase the land on which the Aurora West Facility is located. Aventine has asserted in its legal filings that it has satisfied its contractual obligations with respect to the completion of the plant as of the required date. Aventine has advised that it will continue to vigorously defend against any assertion that the Aurora Coop has any right to repurchase the land or any improvements on the land. The action is currently pending in the United States District Court, Nebraska. If Aventine is unsuccessful in defending this litigation, a number of outcomes may occur, including, without limitation, the conveyance of the land on which the Aurora West Facility is located (together with the Aurora West Facility and all related improvements) to the Aurora Coop for a purchase price that is substantially below the fair market value of the land and the facility, which Aventine believes would be an inequitable resolution of this claim, together with an unspecified amount of damages to the Aurora Coop related to the income the Aurora Coop alleges that it could have generated if the land had been conveyed as of an earlier date. An adverse outcome in Aventine’s defense of this litigation, could materially adversely affect the combined company’s business, financial condition, and results of operations.

Aventine is attempting to establish a rail connection in conjunction with the Burlington Northern Santa Fe Railroad Company.

Aventine has advised that it is using its commercially reasonable efforts to complete all necessary arrangements, including engineering, design and contracting with the Burlington Northern Santa Fe Railroad Company, or BNSF, as promptly as practicable, in order to establish a new connection through the rail facilities of Aventine’s affiliate, Nebraska Energy, L.L.C., or NELLC, to the inner rail loop track belonging to Aventine’s Aurora West Facility along with the associated “diamond switch” crossing the exterior track loop, or the Exterior Track Loop, along a path that lies entirely on land owned by NELLC or Aventine’s subsidiary, Aventine Renewable Energy – Aurora West, LLC, such that the Aurora West Facility will be able to ship ethanol by rail in unit trains and single cars. However, there are no guarantees that Aventine will be able to complete the rail connection on a certain schedule (or at all). If such connection is not obtained it could have an adverse effect on the combined company’s future results following the completion of the merger.

Aventine is currently engaged in litigation matters that may prevent the combined company from crossing the Exterior Track Loop and could require the combined company to purchase grain for the Aurora West Facility exclusively from the Aurora Coop.

Among other legal claims, the Aurora Coop has filed legal claims against Aventine alleging that Aventine (and two of its subsidiaries) is in breach of the parties’ grain and marketing and master development agreements, or the Aurora Coop Grain Agreements. Aventine denies that it is in breach of the Aurora Coop Grain Agreements and maintains in a counterclaim that the Aurora Coop has breached the parties’ grain supply agreement, or the Grain Supply Agreement, and the marketing agreement, or the Marketing Agreement. As a result, Aventine issued notice of termination of the Grain Supply Agreement and the Marketing Agreement. The Aurora Coop seeks a judicial order declaring that Aventine is in breach of the Aurora Coop Grain Agreements and further declaring that Aventine’s termination of the Grain Supply Agreement and Marketing Agreement is ineffective. If Aventine is unsuccessful in this matter, the Grain Supply Agreement will not be terminated and, as a result, the combined company could be required to purchase grain for the Aurora West Facility exclusively from the Aurora Coop at a price higher than it otherwise may be able to negotiate. The inability to purchase corn for the Aurora West Facility on market terms could have a material adverse impact on the financial condition or results of operations of the combined company. On the other hand, if Aventine is successful in this matter, the Grain Supply Agreement and Marketing Agreement may be terminated. The termination of the Grain Supply Agreement, however, may trigger a termination provision in the parties’ Double Track Loop Easement and Use Agreement, thus terminating an easement allowing Aventine the use of the Exterior Track Loop, or the Easement Agreement.

The Aurora Coop has also filed a suit against Aventine seeking a judicial declaration that Aventine’s right to use the Exterior Track Loop is terminated if the Grain Supply Agreement, which is the subject of the litigation referred to above, is terminated. As discussed above, Aventine has issued notice of termination of the Grain Supply Agreement. Aventine disputes the Aurora Coop’s assertion that its easement rights to use the Exterior Track Loop have been terminated or extinguished. The easement would allow Aventine to use the Exterior Track Loop and to access the BNSF line by crossing the Exterior Track Loop, but Aventine’s use of the easement is currently blocked pending the resolution of these matters. If, as a result of the above discussed matters, it is determined that the Grain Supply Agreement is terminated and that such termination triggers a termination of the Easement Agreement, the combined company will be prevented from using the Exterior Track Loop and accessing the BNSF line by crossing the Exterior Track Loop under the terms of the easement.

However, Aventine recently constructed a diamond switch on adjoining land owned by Aventine’s affiliate, NELLC. This diamond switch allows Aventine to move rail cars between the Aurora West Facility and the BNSF line by crossing the Exterior Track Loop on land owned by NELLC and, therefore, obviates the need for the easement granted under the Easement Agreement. The Aurora Coop sought a temporary restraining order to block Aventine’s construction and use of the diamond switch, which was denied by the Court, and the Aurora Coop is seeking to amend the above case to challenge Aventine’s construction and use of the diamond switch. If the Aurora Coop is permitted to bring such a claim and if Aventine is unsuccessful in defending this matter and if the Easement Agreement is terminated as a result of the proceedings surrounding the Grain Supply Agreement (as discussed above), Aventine would not be able to use the diamond switch or the easement, and thus would be unable to use the railroad to transport its products between the Aurora West Facility and the BNSF line. If Aventine is unable to use railroad transportation to access the BNSF line from the Aurora West Facility, it would be forced to use other means of transportation, such as truck transport, which would not be as effective and cost efficient as railroad transportation. Aventine’s inability to use railroad transportation could have a materially adverse impact on the financial condition or results of operations of the combined company. If, on the other hand, Aventine is successful in defending the action regarding the diamond switch but the Easement Agreement is terminated as a result of the proceedings surrounding the Grain Supply Agreement (as discussed above), the combined company’s ability to cross or use a portion of the Exterior Track Loop may nonetheless be limited by the courts. For example, even if the combined company is able to transfer single rail cars across between the Aurora West Facility and the BNSF line, it may be unable to transfer unit trains (i.e., trains comprised of 100 or more rail cars). Any significant restrictions on the combined company’s use of the diamond switch to cross the Exterior Track Loop could have a material adverse impact on the financial condition or results of operations of the combined company inasmuch as the combined company may not be able to capture the cost advantages and efficiencies of shipping products in the larger conveyance format.

An affiliate of Aventine is currently engaged in a dispute in connection with its storage of surplus beet sugar and amounts allegedly owed by such affiliate.

In 2013, Aventine Renewable Energy, Inc., a wholly owned affiliate of Aventine, or ARE, Inc., purchased surplus beet sugar through a U.S. Department of Agriculture program for Aventine’s operations. The Western Sugar Cooperative, or Western Sugar, among other entities, warehoused this surplus sugar. ARE, Inc. paid for the warehousing of this sugar from inception of the relationship. Western Sugar, however, subsequently asserted that certain penalty rates for the storage of this product should have applied despite the lack of an agreement to such rates by ARE, Inc. Aventine and ARE, Inc. had been attempting to resolve the matter short of formal litigation. On February 27, 2015, Western Sugar filed an action in the United States District Court, District of Colorado, seeking payment of the penalty storage fees as “expectation damages,” in the amount of approximately $8.6 million. Aventine considers these claims to be without merit and will aggressively defend against them. ARE, Inc. and Aventine’s inability to successfully defend this matter could have a material adverse effect on the combined company’s future results following the completion of the merger.

The loss of key personnel could have a material adverse effect on the combined company’s business, financial condition or results of operations.

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

The combined company’s success will depend on the ability to maintain and renew business relationships, including relationships with preexisting customers of both Pacific Ethanol and Aventine, and to establish new business relationships. There can be no assurance that the business of the combined company will be able to maintain preexisting customer contracts and other business relationships, or enter into or maintain new customer contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on the business, financial condition or results of operations of the combined company.

The combined company will incur significant transaction and merger-related costs in connection with the merger.

Pacific Ethanol and Aventine expect to incur significant costs associated with completing the merger and combining the operations of the two companies. Although the exact amount of these costs is not yet known, Pacific Ethanol and Aventine estimate that these costs will be approximately $2.4 million in the aggregate. In addition, there may be unanticipated costs associated with the integration. Although Pacific Ethanol and Aventine expect that the elimination of duplicative costs and other efficiencies may offset incremental transaction and merger-related costs over time, these benefits may not be achieved in the near term or at all.

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

Under the acquisition method of accounting, the total purchase price will be allocated to Aventine’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values will be recorded as goodwill. We expect that the merger will result in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, the combined company may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on the combined company’s operating results.

The combined company’s ability to utilize net operating loss carryforwards and certain other tax attributes may be limited.

Federal and state income tax laws impose restrictions on the utilization of net operating loss, or NOL, and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code. In general, an ownership change occurs when stockholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any three-year period. The annual base limitation under Section 382 of the Code is calculated by multiplying the loss corporation’s value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months.

As of December 31, 2014, Pacific Ethanol and Aventine had $28.3 million and $63.5 million, respectively, of NOLs that are currently limited in their annual use. As a result of the merger, it is possible that either or both Pacific Ethanol and Aventine will be deemed to have undergone an “ownership change” for purposes of Section 382 of the Code. Accordingly, the combined company’s ability to utilize Pacific Ethanol’s and Aventine’s net operating loss carryforwards may be substantially limited. These limitations could in turn result in increased future tax payments for the combined company, which could have a material adverse effect on the business, financial condition or results of operations of the combined company.

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

In connection with the merger, the combined company will also be responsible for Aventine’s outstanding debt. Our total indebtedness as of December 31, 2014 was approximately $34.5 million. Our pro forma total consolidated indebtedness as of December 31, 2014, after giving effect to the merger, would have been approximately $192.2 million (all of which would be non-current). The combined company’s debt service obligations with respect to this increased indebtedness could have an adverse impact on its earnings and cash flows, which after the merger would include the earnings and cash flows of Aventine, for as long as the indebtedness is outstanding.

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

PART III

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Except as indicated by footnote, percentage of beneficial ownership is based on 24,511,200 shares of common stock and 926,942 shares of Series B Preferred Stock outstanding as of the date of the table.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
William L. Jones	Common	40,950	(2)	*
	Series B Preferred	12,820		1.38%
Neil M. Koehler	Common	586,408	(3)	2.37%
	Series B Preferred	256,410		27.66%
Bryon T. McGregor	Common	76,006	(4)	*
Christopher W. Wright	Common	73,336	(5)	*
Terry L. Stone	Common	17,888	(6)	*
John L. Prince	Common	17,887	(7)	*
Douglas L. Kieta	Common	29,719		*
Larry D. Layne	Common	6,382		*
Michael D. Kandris	Common	59,089	(8)	*
Paul P. Koehler	Common	51,144	(9)	*
	Series B Preferred	12,820		1.38%
James R. Sneed	Common	22,102	(10)	*
Frank P. Greinke	Common	58,319	(11)	*
	Series B Preferred	85,180		9.19%
Lyles United, LLC	Common	380,413	(12)	1.53%
	Series B Preferred	512,820		55.32%
Black Rock, Inc.	Common	1,476,583	(13)	6.02%
Vertex One Asset Management, Inc.	Common	1,418,380	(14)	5.79%
Gregg L. Engles	Common	1,321,285	(15)	5.39%
All executive officers and directors as a group (11 persons)	Common	980,911	(16)	3.94%
________________	Series B Preferred	282,050		30.43%
*	Less than 1.00%
(1)	Messrs. Jones, Koehler, Stone, Prince, Kieta, Layne and Kandris are directors of Pacific Ethanol. Messrs. N. Koehler, McGregor, Kandris, P. Koehler, Wright and Sneed are executive officers of Pacific Ethanol. The address of each of these persons is c/o Pacific Ethanol, Inc., 400 Capitol Mall, Suite 2060, Sacramento, California 95814.
(2)	Amount represents 31,512 shares of common stock held by William L. Jones and Maurine Jones, husband and wife, as community property, 477 shares of common stock underlying options issued to Mr. Jones, 184 shares of common stock underlying a warrant issued to Mr. Jones and 8,777 shares of common stock underlying our Series B Preferred Stock held by Mr. Jones.
(3)	Amount represents 328,611 shares of common stock held directly, 3,663 shares of common stock underlying a warrant, 175,554 shares of common stock underlying our Series B Preferred Stock and 78,580 shares of common stock underlying options.
(4)	Includes 22,667 shares of common stock underlying options.
(5)	Includes 22,667 shares of common stock underlying options.
(6)	Includes 143 shares of common stock underlying options.
(7)	Includes 143 shares of common stock underlying options.
(8)	Includes 20,952 shares of common stock underlying options.
(9)	Amount represents 35,326 shares of common stock held directly, 184 shares of common stock underlying a warrant, 8,777 shares of common stock underlying our Series B Preferred Stock and 6,857 shares of common stock underlying options.
(10)	Includes 6,803 shares of common stock underlying options.
(11)	Amount represents shares of common stock underlying our Series B Preferred Stock. The shares are beneficially owned by Frank P. Greinke, as trustee under the Greinke Personal Living Trust Dated April 20, 1999. The address of Frank P. Greinke is P.O. Box 4159, 1800 W. Katella, Suite 400, Orange, California 92863.
20

(12)	Amount represents 29,305 shares of common stock underlying a warrant and 351,108 shares of common stock underlying our Series B Preferred Stock. In addition, Lyles Diversified, Inc. holds 5,333 shares of common stock and The Lyles Foundation holds 3,488 shares of common stock. The address of Lyles United, LLC is P.O. Box 4376, Fresno, California 93744-4376.
(13)	The information with respect to the holdings of BlackRock, Inc. is based solely on the Schedule 13G filed with the Securities and Exchange Commission on February 2, 2015 by BlackRock, Inc. as the reporting person which indicates that BlackRock, Inc. is acting as a parent holding company or control person for the following subsidiaries: BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Fund Advisors; BlackRock Institutional Trust Company, N.A.; and BlackRock Investment Management, LLC. As reported in the Schedule 13G, BlackRock, Inc. holds sole voting power over 1,439,036 shares and holds sole dispositive power and beneficial ownership of 1,476,583 shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York, 10022.
(14)	The information with respect to the holdings of Vertex One Asset Management, Inc. is based solely on the Schedule 13G filed with the Securities and Exchange Commission on February 4, 2015 by Vertex One Asset Management, Inc., John Thiessen and Vertex Fund as the reporting persons. As reported in the Schedule 13G, an aggregate of 1,418,380 shares beneficially owned by Vertex One Asset Management, Inc. and Mr. Thiessen are held by persons in respect of which Vertex One Asset Management, Inc. acts as fund manager. Mr. Thiessen is the principal of Vertex One Asset Management, Inc. with discretionary control over the assets of such persons. Each of Vertex One Asset Management, Inc. and Mr. Thiessen are reported as holding shared voting and dispositive power over 1,418,380 shares. As further reported in the Schedule 13G, Vertex Fund holds shared voting and dispositive power over 1,072,232 shares, all of which are beneficially owned by Vertex Fund. According to the Schedule 13G, the reporting persons made the single, joint filing because they may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act, but each reporting person disclaims the existence of a “group” and, except as noted, disclaims beneficial ownership of all shares other than any shares reported as being directly owned by it or him, as the case may be. The address for each of Vertex One Asset Management, Inc., John Thiessen and Vertex Fund is c/o Vertex One Asset Management, Inc., 1177 W. Hastings St. #1920, Vancouver, BC V6E 2K3, Canada.
(15)	The information with respect to the holdings of Gregg L. Engles is based solely on the Schedule 13G/A filed with the Securities and Exchange Commission on February 2, 2015 by Gregg L. Engles as the reporting person. As reported in the Schedule 13G/A, Mr. Engles holds sole voting and dispositive power over 1,318,500 shares and holds shared voting and dispositive power over an additional 2,785 shares owned by his spouse and as to which Mr. Engles disclaims beneficial ownership. The address for Gregg L. Engles is 2750 Burbank Street, Dallas, Texas 75235.
(16)	Amount represents 624,483 shares of common stock held directly, 159,289 shares of common stock underlying options, 4,031 shares of common stock underlying warrants and 193,108 shares of common stock underlying our Series B Preferred Stock.

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
21

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement for Purchase and Sale of Loans and Units in New PE Holdco LLC dated March 27, 2013 among the Registrant, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Series G of Special Assets Equity Holdings Series, LLC	S-1	333-189713	2.15	6/28/2013

2.2	Agreement for Purchase and Sale of Loans and Units in New PE Holdco LLC dated June 21, 2013 among the Registrant, NordkapAG and NKPacific, LLC	8-K	000-21467	10.3	06/26/2013

2.3	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 6, 2013 between the Registrant and each of CIFC Funding 2007-III Asset-V LLC and CIFC Funding 2007-IV Asset-IV LLC	10-K	000-21467	2.13	03/31/2014

2.4	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 10, 2013 between the Registrant and Armory Fund L.P.	10-K	000-21467	2.14	03/31/2014

2.5	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 14, 2013 between the Registrant and each of Mariner Partners, L.P. and Dee River Holdings, Inc.	10-K	000-21467	2.15	03/31/2014

2.6	Agreement and Plan of Merger dated as of December 30, 2014 by and among Pacific Ethanol, Inc., AVR Merger Sub, Inc. and Aventine Renewable Energy Holdings, Inc.	8-K	000-21467	2.1	12/31/2014

2.7	Amendment No. 1 to Agreement and Plan of Merger dated March 31, 2015 by and among Pacific Ethanol, Inc., Aventine Renewable Energy Holdings, Inc. and AVR Merger Sub, Inc.	8-K	000-21467	2.1	04/02/2015

3.1	Certificate of Incorporation	10-Q	000-21467	3.1	08/07/2013

3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	08/07/2013

3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	08/07/2013

3.4	Certificate of Amendment to Certificate of Incorporation dated June 10, 2010	10-Q	000-21467	3.4	08/07/2013

3.5	Certificate of Amendment to Certificate of Incorporation dated June 8, 2011	10-Q	000-21467	3.5	08/07/2013

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.6	Certificate of Amendment to Certificate of Incorporation dated May 14, 2013	10-Q	000-21467	3.6	08/07/2013

3.7	Amended and Restated Bylaws	10-Q	000-21467	3.1	11/12/2014

10.1	2004 Stock Option Plan#	S-8	333-123538	4.1	03/24/2005

10.2	First Amendment to 2004 Stock Option Plan#	8-K	000-21467	10.3	02/01/2006

10.3	2006 Stock Incentive Plan, as amended#	S-8	333-196876	4.1	06/18/2014

10.4	Form of Employee Restricted Stock Agreement#	8-K	000-21467	10.2	10/10/2006

10.5	Form of Non-Employee Director Restricted Stock Agreement#	8-K	000-21467	10.3	10/10/2006

10.6	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Neil M. Koehler#	8-K	000-21467	10.3	12/17/2007

10.7	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Christopher W. Wright#	8-K	000-21467	10.5	12/17/2007

10.8	Amended and Restated Executive Employment Agreement dated November 25, 2009 between the Registrant and Bryon T. McGregor#	8-K	000-21467	10.1	11/27/2009

10.9	Executive Employment Agreement dated January 6, 2013 between the Registrant and Michael D. Kandris#	8-K	000-21467	10.1	01/10/2013

10.10	Amended and Restated Executive Employment Agreement dated October 1, 2012 between the Registrant and Paul P. Kohler#	10-K	000-21467	10.11	03/31/2014

10.11	Employment Agreement dated November 12, 2012 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/31/2014

10.12	Pacific Ethanol, Inc. 2014 Short-Term Incentive Plan Description#	8-K	000-21467	10.1	06/13/2014

10.13	Kinergy Marketing LLC 2014 Short-Term Incentive Plan Description#	8-K	000-21467	10.2	06/13/2014

10.14	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010

10.15	Warrant dated March 27, 2008 issued by the Registrant to Lyles United, LLC	8-K	000-21467	10.3	03/27/2008

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.16	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008

10.17	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008

10.18	Form of Warrant dated May 22, 2008 issued by the Registrant	8-K	000-21467	10.2	05/23/2008

10.19	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008

10.20	Form of Warrant dated May 23, 2008 issued by the Registrant	8-K	000-21467	10.5	05/23/2008

10.21	Amended and Restated Loan and Security Agreement dated May 4, 2012 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as Lenders, Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	05/08/2012

10.22	Amended and Restated Guarantee dated May 4, 2012 by the Registrant in favor of Wells Fargo Capital Finance, LLC for and on behalf of Lenders	8-K	000-21467	10.2	05/08/2012

10.23	Second Amended and Restated Asset Management Agreement dated June 30, 2011 among the Registrant, Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC and Pacific Ethanol Magic Valley, LLC	8-K	000-21467	10.1	07/06/2011

10.24	Form of Amended and Restated Ethanol Marketing Agreement	8-K	000-21467	10.2	07/06/2011

10.25	Form of Amended and Restated Corn Procurement and Handling Agreement	8-K	000-21467	10.4	07/06/2011

10.26	Form of Amended and Restated Distillers Grains Marketing Agreement	8-K	000-21467	10.5	07/06/2011

10.27	Limited Liability Company Agreement of New PE Holdco LLC	10-K	000-21467	10.34	03/31/2011

10.28	Form of Warrants dated January 7, 2011 issued by the Registrant	8-K	000-21467	10.3	01/07/2011

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.29	Form of Warrants dated December 13, 2011 issued by the Registrant	8-K/A	000-21467	10.2	12/12/2011

10.30	Form of Series I Warrants and Series II Warrants issued by the Registrant on July 3, 2012 (the forms of Series I Warrants and Series II Warrants are identical in all respects other than the exercise price and term applicable to each of such series of Warrants)	8-K	000-21467	10.1	06/28/2012

10.31	Form of Warrants dated September 26, 2012 issued by the Registrant	8-K	000-21467	10.1	09/21/2012

10.32	Second Amended and Restated Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and Amarillo National Bank	10-Q	000-21467	10.6	11/14/2012

10.33	First Amendment to Second Amended and Restated Credit Agreement dated January 4, 2013 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	S-1	333-189713	10.44	06/28/2013

10.34	Third Amendment to Second Amended and Restated Credit Agreement dated April 1, 2014 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	8-K	000-21467	10.2	04/01/2014

10.35	Lender Assignment Agreement dated June 9, 2014 between Pacific Ethanol, Inc. and CWD OC 522 Master Fund, Ltd.	8-K	000-21467	10.1	06/10/2014

10.36	Lender Assignment Agreement dated June 9, 2014 between Pacific Ethanol, Inc. and Candlewood Special Situations Master Fund, Ltd.	8-K	000-21467	10.2	06/10/2014

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.37	Agreement for Purchase and Sale of Loans and Assignment of Commitment dated June 9, 2014 between Pacific Ethanol, Inc. and Candlewood Credit Value Master Fund II, L.P.	8-K	000-21467	10.3	06/10/2014

10.38	Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and Amarillo National Bank	10-Q	000-21467	10.7	11/14/2012

10.39	First Amendment to Credit Agreement dated January 4, 2013, among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Credit Suisse Loan Funding LLC and the other parties identified therein	S-1	333-189713	10.46	06/28/2013

10.40	Second Amendment to Credit Agreement dated April 1, 2014 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A., Amarillo National Bank and the other parties identified therein	8-K	000-21467	10.1	04/01/2014

10.41	Intercreditor Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC and Wells Fargo Bank, N.A.	10-Q	000-21467	10.8	11/14/2012
10.42	First Amendment to Intercreditor Agreement and Consent dated April 1, 2014 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC and Wells Fargo Bank, N.A.	8-K	000-21467	10.3	04/01/2014

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.43	Form of Amendment Agreement dated March 28, 2013 among the Registrant and the investors identified therein	8-K	000-21467	10.6	03/28/2013

10.44	Securities Purchase Agreement dated March 28, 2013 between the Registrant and the investors identified therein	8-K	000-21467	10.1	03/28/2013

10.4	Form of Series A Notes issued on March 28, 2013 and Series B Notes issued on June 20, 2013	8-K	000-21467	10.2	03/28/2013

10.46	Form of Series A Warrants and Series B Warrants issued on March 28, 2013	8-K	000-21467	10.3	03/28/2013

10.47	Form of Base Indenture between the Registrant and U.S. Bank, National Association	8-K	000-21467	10.4	03/28/2013

10.48	Form of First Supplemental Indenture and Second Supplemental Indenture	8-K	000-21467	10.5	03/28/2013

10.49	Letter Agreement dated December 16, 2013 among the Registrant and the holders of the Registrant’s Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.1	12/16/2013

10.50	Letter Agreement dated May 23, 2014 among the Registrant and the holders of the Registrant’s Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.1	05/28/2014

10.51	Stockholders Agreement dated December 30, 2014 between Pacific Ethanol, Inc. and the parties identified therein	8-K	000-21467	10.1	12/31/2014

10.52	Stockholders Agreement dated December 30, 2014 between Pacific Ethanol, Inc. and Credit Suisse Securities (USA) LLC	8-K	000-21467	10.2	12/31/2014

21.1	Subsidiaries of the Registrant	10-K	000-21467	21.1	03/16/2015

23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-21467	23.1	03/16/2015

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.1	03/16/2015

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.2	03/16/2015

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
31.3	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	32.1	03/16/2015

99.1	List of Companies Included in Hay Group Survey Data	10-K	000-21467	99.1	03/16/2015

101.INS	XBRL Instance Document	10-K	000-21467	101.INS	03/16/2015

101.SCH	XBRL Taxonomy Extension Schema	10-K	000-21467	101.SCH	03/16/2015

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-21467	101.CAL	03/16/2015

101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-21467	101.DEF	03/16/2015

101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-21467	101.LAB	03/16/2015

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-21467	101.PRE	03/16/2015

_______________

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April, 2015.

PACIFIC ETHANOL, INC.

/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.3	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

