Form 10-Q
period 2015-03-31
Pacific Ethanol, Inc.
filed 2015-05-11
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, there were 24,658,394 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$42,274	$62,084
Accounts receivable, net (net of allowance for doubtful accounts of $6)	27,342	34,612
Inventories	17,840	18,550
Prepaid inventory	8,431	11,595
Other current assets	14,678	12,710
Total current assets	110,565	139,551
Property and equipment, net	160,179	155,302
Other Assets:
Intangible assets, net	2,678	2,786
Other assets	1,803	1,863
Total other assets	4,481	4,649
Total Assets	$275,225	$299,502

_______________

* Amounts derived from the audited financial statements for the year ended December 31, 2014.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	March 31,	December 31,
	2015	2014
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$14,823	$13,122
Accrued liabilities	4,230	6,203
Current portion – capital leases	2,986	4,077
Other current liabilities	800	2,045
Total current liabilities	22,839	25,447

Long-term debt, net of current portion	17,003	34,533
Capital leases, net of current portion	1,883	2,055
Warrant liabilities at fair value	2,120	1,986
Deferred tax liabilities	17,040	17,040
Other liabilities	443	459

Total Liabilities	61,328	81,520

Commitments and Contingencies (Notes 5 and 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; no shares issued and outstanding as of March 31, 2015 and December 31, 2014; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of March 31, 2015 and December 31, 2014; liquidation preference of $18,075 as of March 31, 2015	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 24,715,029 and 24,499,534 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	25	25
Additional paid-in capital	726,549	725,813
Accumulated deficit	(517,024)	(512,332)
Total Pacific Ethanol, Inc. Stockholders’ Equity	209,551	213,507
Noncontrolling interest	4,346	4,475
Total Stockholders’ Equity	213,897	217,982
Total Liabilities and Stockholders’ Equity	$275,225	$299,502

_______________
* Amounts derived from the audited financial statements for the year ended December 31, 2014.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$206,176	$254,543
Cost of goods sold	207,163	215,998
Gross profit (loss)	(987)	38,545
Selling, general and administrative expenses	4,905	3,670
Income (loss) from operations	(5,892)	34,875
Fair value adjustments	(173)	(35,844)
Interest expense, net	(1,015)	(4,351)
Other expense, net	(129)	(227)
Loss before provision for income taxes	(7,209)	(5,547)
Provision (benefit) for income taxes	(2,700)	3,270
Consolidated net loss	(4,509)	(8,817)
Net (income) loss attributed to noncontrolling interests	129	(2,009)
Net loss attributed to Pacific Ethanol, Inc.	$(4,380)	$(10,826)
Preferred stock dividends	$(312)	$(312)
Net loss attributed to common stockholders	$(4,692)	$(11,138)
Net loss per share, basic and diluted	$(0.19)	$(0.69)
Weighted-average shares outstanding, basic and diluted	24,104	16,181

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Consolidated net loss	$(4,509)	$(8,817)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Fair value adjustments	173	35,844
Depreciation and amortization of intangibles	3,409	3,173
Deferred income taxes	–	3,270
Amortization of debt discount	44	1,557
Non-cash compensation	506	367
Amortization of deferred financing fees	60	112
Inventory valuation	–	97
Loss (gain) on derivatives	189	(70)
Bad debt expense	–	(34)
Changes in operating assets and liabilities:
Accounts receivable	7,270	(16,096)
Inventories	709	(5,008)
Prepaid expenses and other assets	(2,857)	82
Prepaid inventory	3,164	2,974
Accounts payable and accrued expenses	(832)	5,425
Net cash provided by operating activities	7,326	22,876
Investing Activities:
Additions to property and equipment	(8,178)	(1,833)
Net cash used in investing activities	(8,178)	(1,833)
Financing Activities:
Proceeds from exercise of warrants	191	12,130
Net proceeds from (payments on) Kinergy’s line of credit	(17,530)	4,065
Principal payments on Plant Owners’ borrowings	–	(19,378)
Principal payments on senior notes	–	(13,007)
Principal payments on capital leases	(1,307)	(1,096)
Principal payments on related party note	–	(750)
Preferred stock dividends paid	(312)	(312)
Net cash used in financing activities	(18,958)	(18,348)
Net increase (decrease) in cash and cash equivalents	(19,810)	2,695
Cash and cash equivalents at beginning of period	62,084	5,151
Cash and cash equivalents at end of period	$42,274	$7,846

Supplemental Information:
Interest paid	$969	$2,712
Noncash financing and investing activities:
Reclass of warrant liability to equity upon warrant exercises	$39	$11,377

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries, including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”) and PE Op Co., a Delaware corporation (“PE Op Co.,”), which owns the Plant Owners (as defined below) (collectively, the “Company”).

The Company is the leading producer and marketer of low-carbon renewable fuels in the Western United States. The Company also sells ethanol co-products, including wet distillers grain (“WDG”), a nutritious animal feed, and corn oil. Serving integrated oil companies and gasoline marketers who blend ethanol into gasoline, the Company provides transportation, storage and delivery of ethanol through third-party service providers in the Western United States, primarily in California, Arizona, Nevada, Utah, Oregon, Colorado, Idaho and Washington. The Company had a 96% and a 91% ownership interest in PE Op Co., the owner of four ethanol production facilities, as of March 31, 2015 and 2014, respectively. The facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Company sells ethanol produced by the Pacific Ethanol Plants (as defined below) and unrelated third parties to gasoline refining and distribution companies, sells its WDG to dairy operators and animal feed distributors and sells its corn oil to poultry and biodiesel customers.

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

Of the accounts receivable balance, approximately $21,450,000 and $28,427,000 at March 31, 2015 and December 31, 2014, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $6,000 as of March 31, 2015 and December 31, 2014. The Company recorded a recovery for bad debts of $34,000 for the three months ended March 31, 2014. The Company does not have any off-balance sheet credit exposure related to its customers.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, but has been further deferred one year. The Company’s adoption begins with the first fiscal quarter of fiscal year 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated results of operations and financial position.

In April 2015, the FASB issued new guidance on presentation of debt issuance costs. Historically, entities have presented debt issuance costs as an asset. Under the new guidance, effective for fiscal years beginning after December 31, 2015, debt issuance costs will be reclassified as a deduction to the carrying amount of the related debt balance. The guidance does not change any of the Company’s other debt recognition or disclosure. The Company will adopt the guidance beginning March 31, 2016.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Consolidation of PE Op Co. – The Company concluded that since PE Op Co.’s inception, through the point the Company became a 91% owner in December 2013, PE Op Co. was a variable interest entity because the other owners of PE Op Co., due to the Company’s involvement through its contractual arrangements, at all times lacked the power to direct the activities that most significantly impacted its economic performance. Since December 2013, as a result of owning 91% of PE Op Co., the Company, with its significant majority position, has the ability to make most all decisions on its own, and has therefore determined that PE Op Co. is no longer considered a variable interest entity. The Company currently is a 96% owner and continues to consolidate PE Op Co.’s financial results, however, now under the voting rights model. Consequently, since the Company does not wholly-own PE Op Co., it must adjust its consolidated net income (loss) for the income (loss) attributed to PE Op Co.’s other owners. The remaining amount after this adjustment results in net income (loss) attributed to Pacific Ethanol, Inc.

Noncontrolling interest decreased from $4,475,000 at December 31, 2014 to $4,346,000 at March 31, 2015 due to net loss attributed to noncontrolling interest of $129,000 for the three months ended March 31, 2015.

The Company’s acquisition of its ownership interest in PE Op Co. does not impact the Company’s rights or obligations under any of its contractual arrangements. Further, creditors of PE Op Co. do not have recourse to Pacific Ethanol, Inc. Since its acquisition, the Company has not provided any additional support to PE Op Co. beyond the terms of its contractual arrangements.

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$11,668	$11,118
Raw materials	1,914	2,695
Work in progress	2,848	3,274
Other	1,410	1,463
Total	$17,840	$18,550
4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2015 and 2014, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $189,000 and gains of $70,000 as the change in the fair value of these contracts for the three months ended March 31, 2015 and 2014, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2015	2014
Commodity contracts	Cost of goods sold	$(115)	$84

		Unrealized Losses
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2015	2014
Commodity contracts	Cost of goods sold	$(74)	$(14)

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Kinergy operating line of credit	$–	$17,530
Plant Owners’ third-party term debt	17,003	17,003
	17,003	34,533
Less short-term portion	–	–
Long-term debt	$17,003	$34,533

Kinergy Operating Line of Credit – As of March 31, 2014, Kinergy had no outstanding balance and an available borrowing base under the credit facility of $30,000,000.

Plant Owners’ Term Debt and Operating Lines of Credit – As of March 31, 2015, the Plant Owners’ term debt had an outstanding balance of $17,003,000. As of March 31, 2015, the Plant Owners had no outstanding balances on their revolving credit facilities, with an aggregate of $34,473,000 of availability.

6.	COMMON STOCK AND WARRANTS.

Warrant Exercises – During the three months ended March 31, 2015 and 2014, certain holders exercised warrants and received an aggregate of 22,000 and 1,888,000 shares of the Company’s common stock upon payment of an aggregate of $191,000 and $12,130,000 in cash, respectively.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2015, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol, WDG, corn oil and syrup. The Company had open ethanol indexed-price contracts for 154,350,000 gallons of ethanol as of March 31, 2015. The Company had open fixed-price WDG and syrup sales contracts valued at $1,159,000, open corn oil sales contracts valued at $992,000 and open indexed-price sales contracts for 62,000 tons of WDG and syrup as of March 31, 2015. These sales contracts are scheduled to be completed throughout 2015.

Purchase Commitments – At March 31, 2015, the Company had fixed-price purchase contracts with its suppliers to purchase $6,413,000 of ethanol and indexed-price contracts to purchase 30,802,000 gallons of ethanol. These contracts are scheduled to be satisfied throughout the remainder of 2015.

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

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two Company subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC (“PE Magic Valley”). The claims were similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases were transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against Pacific Ethanol, Inc. was pending. Although PE Stockton and PE Magic Valley do separate and market corn oil, Pacific Ethanol, Inc., PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. In a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for Pacific Ethanol, Inc., PE Stockton and PE Magic Valley finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed. GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. The only remaining claim alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is expected later in 2015. If the Defendants, including Pacific Ethanol, Inc., PE Stockton and PE Magic Valley, succeed in proving inequitable conduct, then the Court will be asked to determine whether GS Cleantech’s behavior makes this an “exceptional case”. A finding that this is an exceptional case would allow the Court to award to Pacific Ethanol, Inc., PE Stockton and PE Magic Valley the attorneys’ fees expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling. The Company did not record a provision for these matters as of March 31, 2015 as Company management intends to vigorously defend these allegations and believes a material adverse ruling against Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley is not probable. The Company believes that any liability Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley may incur would not have a material adverse effect on the Company’s financial condition or its results of operations.

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

Significant assumptions used and related fair values for the warrants as of March 31, 2015 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
09/26/2012	$8.85	54.6%	0.20%	0.49	32.0%	452,000	$815,000
07/3/2012	$6.09	53.9%	0.56%	2.26	30.6%	211,000	855,000
12/13/2011	$8.43	54.8%	0.56%	1.71	27.3%	138,000	450,000
							$2,120,000

Significant assumptions used and related fair values for the warrants as of December 31, 2014 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
09/26/2012	$8.85	51.0%	0.19%	0.74	37.0%	473,000	$748,000
07/3/2012	$6.09	56.1%	0.89%	2.51	32.8%	211,000	811,000
12/13/2011	$8.43	54.3%	0.67%	1.95	28.7%	138,000	427,000
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

The following table summarizes fair value measurements by level at March 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$812	$–	$–	$812
Total Assets	$812	$–	$–	$812

Liabilities:
Warrants(2)	$–	$–	$2,120	$2,120
Commodity contracts(3)	449	–	–	449
Total Liabilities	$449	$–	$2,120	$2,569

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

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Balance, December 31, 2014	$1,986
Exercises of warrants	(39)
Adjustments to fair value for the period	173
Balance, March 31, 2015	$2,120
9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2015
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(4,380)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss attributed to common stockholders	$(4,692)	24,104	$(0.19)

	Three Months Ended March 31, 2014
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(10,826)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss attributed to common stockholders	$(11,138)	16,181	$(0.69)

There were an aggregate of 1,080,000 and 2,301,000 potentially dilutive weighted-average shares from convertible securities outstanding as of March 31, 2015 and 2014, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2015 and 2014, as their effect would have been anti-dilutive.

10.	MERGER AGREEMENT WITH AVENTINE.

On December 30, 2014, the Company entered into a definitive merger agreement with Aventine Renewable Energy Holdings, Inc. (“Aventine”), a Midwest ethanol producer, under which the Company plans to acquire Aventine through a merger. Effective March 31, 2015, the Company entered into an amendment to the definitive merger agreement with Aventine to address certain conditions to closing and other matters. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, a wholly-owned subsidiary of the Company will merge with and into Aventine, with Aventine surviving as a wholly-owned subsidiary of the Company. Subject to the terms and conditions of the merger agreement which was approved by the Company’s and Aventine’s boards of directors, if the merger is completed, each outstanding share of Aventine common stock will be converted into the right to receive 1.25 shares of the Company’s common stock, and the Company will issue approximately 17.75 million shares of its common stock. The merger is expected to result in the Company’s stockholders holding approximately 58% of the combined company.

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

We intend to advance our position as the leading producer and marketer of low-carbon renewable fuels in the Western United States, in part by expanding our relationships with our current customers and establishing new relationships with customers outside that region. As we develop new customer relationships, we will seek new suppliers including through the acquisition of additional production facilities. We have entered into a definitive merger agreement with Aventine Renewable Energy Holdings, Inc., or Aventine, as discussed below, which we expect will add 315 million gallons of annual capacity to our existing portfolio of ethanol production assets, as well as additional supplies of co-products.

Recent Development

Proposed Merger with Aventine

On December 30, 2014, we entered into a definitive merger agreement with Aventine, a Midwest ethanol producer, under which we plan to acquire Aventine through a merger. Effective March 31, 2015, we entered into an amendment to the definitive merger agreement with Aventine to address certain conditions to closing and other matters. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, one of our wholly-owned subsidiaries will merge with and into Aventine, with Aventine surviving as one of our wholly-owned subsidiaries. Subject to the terms and conditions of the merger agreement, which was approved by our board of directors and the board of directors of Aventine, if the merger is completed, each outstanding share of Aventine common stock will be converted into the right to receive 1.25 shares of our common stock, and we will issue approximately 17.75 million shares of our common stock to the former stockholders of Aventine. The merger is expected to result in our stockholders holding approximately 58% of the combined company.

The merger transaction, which is intended to be structured as a tax-free exchange of shares, is expected to close during the second quarter of 2015, and is subject to closing conditions, including obtaining certain regulatory approvals and approvals from the stockholders of both companies.

We expect to incur significant expenses in connection with the merger. While we have assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of the merger expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. These expenses could result in the combined company taking significant charges against earnings following the completion of the merger. The ultimate amount and timing of such charges are uncertain at the present time. We incurred $1.7 million in professional and other fees associated with the proposed merger through March 31, 2015.

Current Initiatives and Outlook

The ethanol industry experienced negative margins during the first quarter of 2015. Overall crush and commodity margins, which reflect ethanol and co-product sales prices relative to production inputs such as corn and natural gas, declined due to the drop in ethanol prices and an industry-wide increase in inventories as well as volatility in the energy markets. As a result, we along with others in the industry, reduced production rates in the first quarter of 2015 to better balance supply and demand. Thus far during the second quarter of 2015, margins have improved and are now positive. We have increased production levels in the second quarter and expect to maintain these production levels for the balance of 2015 assuming the improved supply and demand balance is sustained.

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

Net exports of ethanol continue to be a positive factor for the industry. According to the Renewable Fuels Association, United States exports of ethanol rose 35% to approximately 836 million gallons in 2014 as compared to approximately 617 million gallons in 2013. We expect United States exports of ethanol to further increase in 2015, as Brazil migrates to 27% blend levels, strong demand from Canada persists and Asia and other parts of the world continue to draw exports from the United States. In addition, demand from China for dried distillers grains with solubles remains strong which supports WDG prices.

From 2010 through 2013, we issued in various financing transactions warrants to purchase shares of our common stock. The warrants were initially recorded at their fair values, which are adjusted quarterly, generally resulting in non-cash expenses or income if the market price of our common stock increases or decreases, respectively, during the period. These fair value adjustments will continue in future periods until all of our warrants are exercised or expire. These adjustments will generally reduce our net income or increase our net loss if the market price of our common stock increases from the prior quarter through the date of a warrant’s exercise, if exercised during the quarter, or if our common stock increases on a quarter over quarter basis for warrants outstanding at the end of a quarter. Conversely, the adjustments will generally increase our net income or reduce our net loss if the market price of our common stock declines in these scenarios. Since January 1, 2014, we have processed warrant exercises for approximately 6.7 million shares of our common stock, currently at approximately 0.8 million warrants outstanding. We expect that these warrant exercises will reduce our GAAP earnings volatility in future quarters as the amount of warrants marked to fair value has declined significantly.

We began producing and selling corn oil at our Magic Valley and Stockton facilities in 2013, allowing us to diversify our revenue and providing immediate incremental operating income. We are currently producing corn oil in meaningful amounts at these facilities. In May 2015, we began producing and selling corn oil at our Madera facility and plan to complete the implementation of corn oil production technology at our remaining Pacific Ethanol Plant by the end of the second quarter of 2015. Production and sale of corn oil adds approximately $0.05 per gallon of incremental gross profit.

We continue to focus on increasing operating efficiencies and improving yields at the Pacific Ethanol Plants. To this end, we installed yield-enhancing fine grind technologies at our Stockton and Magic Valley facilities, allowing us to increase yields by increasing available starch for conversion. These technologies also may allow us to produce cellulosic corn ethanol. We will evaluate when and to what extent these technologies should be implemented at the remaining two Pacific Ethanol Plants. We are also seeking to optimize chemical additive blends to improve yields. Based on expected production margins, each 1% improvement in production yields results in approximately $3.0 million in additional annual gross profit when operating at our full production capacity of 200 million gallons.

We have approved a capital expenditure budget to invest up to $30.0 million in the Pacific Ethanol Plants over the next year to further improve efficiencies, diversify feedstock, implement our advanced biofuels initiatives and implement cogeneration technologies to displace purchased electricity by converting waste gas from ethanol production and natural gas into electricity and steam. Our goal with these investments is to achieve a $0.05 to $0.06 per gallon improvement in annual operating earnings, which would equal approximately $10 million to $12 million in additional annual operating earnings at expected production margins when operating at our full production capacity.

The regulatory environment continues to support the long-term demand for renewable fuels. California’s Low-Carbon Fuel Standard requires refiners to reduce the carbon intensity of their fuels by 10% between 2011 and 2020, which we believe is an aggressive requirement that will necessitate a significant amount of low-carbon fuel to displace gasoline in the California fuel supply. In 2014, we entered into an arrangement to sell CO2 generated from our Columbia plant through a liquefaction and dry ice processing facility under construction adjacent to our plant. We expect to commence CO2 sales by the end of the second quarter of 2015.

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

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; warrants and conversion features carried at fair value; impairment of long-lived and intangible assets; and allowance for doubtful accounts. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage Change
	2015	2014
Production gallons sold (in millions)	44.6	39.8	12.1%
Third party gallons sold (in millions)	91.1	73.0	24.8%
Total gallons sold (in millions)	135.7	112.8	20.3%

Average sales price per gallon	$1.65	$2.70	(38.9%	)

Corn cost per bushel—CBOT equivalent	$3.88	$4.48	(13.4%	)
Average basis(1)	0.93	1.28	(27.3%	)
Delivered cost of corn	$4.81	$5.76	(16.5%	)

Co-product revenues as % of delivered cost of corn(2)	33.8%	34.6%	(2.3%	)

Average CBOT ethanol price per gallon	$1.50	$2.20	(31.8%	)
Average CBOT corn price per bushel	$3.85	$4.52	(14.8%	)

__________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2015	2014	Dollars	Percent
Net sales	$206,176	$254,543	$(48,367)	(19.0%	)
Cost of goods sold	207,163	215,998	(8,835)	(4.1%	)
Gross profit (loss)	$(987)	$38,545	$(39,532)	NM
Percentage of net sales	0.5%	15.1%

Net Sales

The decrease in our net sales for the three months ended March 31, 2015 as compared to the same period in 2014 was due to a decrease in our average sales price per gallon, partially offset by an increase in our total gallons sold.

Net sales of ethanol declined by $45.1 million, or 20%, to $179.0 million for the three months ended March 31, 2015 as compared to $224.1 million for the three months ended March 31, 2014. Our total volume of ethanol gallons sold increased by 22.9 million gallons, or 20%, to 135.7 million gallons for the three months ended March 31, 2015 as compared to 112.8 million gallons for the same period in 2014. All of the additional 22.9 million gallons of ethanol sold in the first quarter of 2015 were attributable to our sales as a producer or a merchant. At our average sales price per gallon of $1.65 for the three months ended March 31, 2015, we generated $42.0 million in additional net sales from the 22.9 million gallons of ethanol sold as a producer or merchant for the period as compared to the same period in 2014. In addition, we sold 2.6 million fewer gallons as an agent during the period. The 2.6 million fewer gallons of ethanol sold as an agent had an immaterial impact on our net sales for the three months ended March 31, 2015. The decline of $1.05, or 39%, in our average sales price per gallon for the three months ended March 31, 2015 as compared to the same period in 2014 reduced our net sales by $87.1 million.

Net sales of co-products declined by $2.1 million, or 8%, to $25.5 million for the three months ended March 31, 2015 as compared to $27.6 million for the same period in 2014. Our total volume of WDG sold increased by 13,400 tons to 355,300 tons for the three months ended March 31, 2015 from 341,900 tons for the same period in 2014. At our average sales price per ton of $69.46 for the three months ended March 31, 2015, we generated $0.9 million in additional net sales from the 13,400 additional tons of WDG sold in the first quarter of 2015 as compared to the same period in 2014. However, the decline of $9.12, or 12%, in our average sales price per ton for the three months ended March 31, 2015 as compared to the same period in 2014 fully offset the increase in our net sales resulting from higher sales volumes, reducing our net sales by $3.0 million. Although net sales of our other co-products increased for the three months ended March 31, 2015 as compared to the same period in 2014, we believe the overall changes in sales volumes and prices of those co-products were immaterial to our net sales for the three months ended March 31, 2015.

We increased both production and third party gallons sold, and our volume of co-products sold, for the three months ended March 31, 2015 as compared to the same period in 2014. The increases in our production gallons and third party gallons sold are primarily due to increased production rates at the Pacific Ethanol Plants and third party supplier plants, respectively, including, in the case of the Pacific Ethanol Plants, as a result of the restart of production at our Madera plant in the second quarter of 2014. The increase in our volume of co-products sold is due to increased production at the Pacific Ethanol Plants, including as a result of the restart of production at our Madera plant. Excluding the impact on our production levels due to the restart of production at our Madera plant, we and our third party suppliers decreased production rates in the first quarter of 2015 as compared to the same period in 2014 due to low industry-wide crush margins resulting from lower ethanol sales prices due to excess ethanol inventories relative to demand, which more than offset the benefit of lower corn costs.

Our average sales price per gallon decreased 39% to $1.65 for the three months ended March 31, 2015 compared to our average sales price per gallon of $2.70 for the same period in 2014. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, however, declined 32% to $1.50 for the three months ended March 31, 2015 compared to an average CBOT sales price per gallon of $2.20 for the same period in 2014.

This disparity between our average ethanol sales price per gallon and the CBOT average reflects both the additional basis costs for West Coast delivery of ethanol as well as the premiums we receive by selling lower-carbon intensity ethanol in the Western United States. Ethanol prices in the Western United States were also higher than ethanol prices in the Midwest in the first quarter of 2014 due to weather conditions and ongoing rail logistics challenges which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate.

Cost of Goods Sold and Gross Profit (Loss)

Our gross profit declined significantly to a gross loss of $1.0 million for the three months ended March 31, 2015 from a gross profit of $38.5 million for the same period in 2014. Our gross margin also declined significantly to negative 0.5% for the three months ended March 31, 2015 from a gross margin of 15.1% for the same period in 2014. Our gross profit and gross margin decreased primarily due to significantly lower crush and commodity margins realized at the Pacific Ethanol Plants, predominantly related to lower ethanol sales prices relative to corn costs and industry-wide excess ethanol supply relative to demand.

Of the $39.5 million decline in gross profit for the three months ended March 31, 2015 as compared to the same period in 2014, $28.8 million resulted from our total production gallons sold and $10.7 million related to our merchant sales. Our production gallons sold increased by 4.8 million gallons in the three months ended March 31, 2015 as compared to the same period in 2014. Of the $28.8 million in lower gross profit resulting from our total production gallons sold, $28.3 million is attributable to our lower gross margins in the first quarter of 2015 and $0.5 million is attributable to the 4.8 million gallon increase in production gallons sold in the first quarter of 2015 as compared to the same period in 2014. Of the $10.7 million in lower gross profit resulting from our merchant sales, $11.7 million is attributable to our lower gross margins in the first quarter of 2015, which was partially offset by higher gross profits of $1.0 million attributable to the 20.7 million gallon increase in merchant gallons sold in the first quarter of 2015 as compared to the same period in 2014.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2015	2014	Dollars	Percent
Selling, general and administrative expenses	$4,905	$3,670	$1,235	33.7%
Percentage of net sales	2.4%	1.4%

Our SG&A increased in both absolute dollars and as a percentage of net sales for the three months ended March 31, 2015 as compared to the same period in 2014. The $1.2 million period over period increase in SG&A is primarily due to an increase in professional fees of $1.0 million due to costs associated with our pending merger transaction with Aventine.

Fair Value Adjustments

The following table presents our fair value adjustments in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2015	2014	Dollars	Percent
Fair value adjustments	$173	$35,844	$(35,671)	(99.5%	)
Percentage of net sales	0.1%	14.1%

We issued certain warrants in various financing transactions from 2010 through 2013. These warrants were initially recorded at fair value and are adjusted quarterly. As a result of quarterly adjustments to their fair values, we recorded an expense of $0.2 million and $35.8 million for the three months ended March 31, 2015 and 2014, respectively. The fair value adjustments for the three months ended March 31, 2014 related to a substantial increase in the market price of our common stock from December 31, 2013 to March 31, 2014 and because the exercise prices of these warrants were, as of March 31, 2014, well below the market price of our common stock. The decline in fair value adjustments for the first quarter of 2015 was also due in part to fewer warrants outstanding in the quarter as compared to the same period in 2014.

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

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2015	2014	Dollars	Percent
Interest expense, net	$1,015	$4,351	$(3,336)	(76.7%	)
Percentage of net sales	0.5%	1.7%

Interest expense, net decreased $3.3 million to $1.0 million for the three months ended March 31, 2015 from $4.3 million for the same period in 2014. The decrease in interest expense, net is primarily due to significantly reduced average debt balances.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2015	2014	Dollars	Percent
Provision (benefit) for income taxes	$(2,700)	$3,270	$(5,970)	NM
Percentage of net sales	1.3%	1.3%

For the three months ended March 31, 2015, we recorded a net loss for the period on both a book and tax basis, and recorded a benefit associated with the loss at an estimated tax rate. For the three months ended March 31, 2014, although we incurred a net loss for the period on a book basis, we generated income subject to income tax as a result of the nontax-deductible nature of our fair value adjustments. We applied our net operating loss carryforwards to our potential taxable income and as a result, we recorded a deferred provision for income taxes of $11.3 million, eliminating any need for a current tax provision or liability. Further, we reversed $8.0 million of our valuation allowance against our net tax assets, resulting in an income tax benefit.

Net (Income) Loss Attributed to Noncontrolling Interest

The following table presents the portion of our net (income) loss attributed to noncontrolling interest in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2015	2014	Dollars	Percent
Net (income) loss attributed to noncontrolling interest	$129	$(2,009)	$(2,138)	NM
Percentage of net sales	0.1%	0.8%

Net (income) loss attributed to noncontrolling interest relates to our consolidated treatment of PE Op Co., of which we are a 96% owner. For the three months ended March 31, 2015 and 2014, we consolidated the entire income statement of PE Op Co. However, because we owned less than 100% of PE Op Co. for these periods, we reduced our consolidated net income (loss) for the noncontrolling interest, which was the ownership interest that we did not own.

Net Loss Attributed to Pacific Ethanol, Inc.

The following table presents our net loss attributed to Pacific Ethanol, Inc. in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2015	2014	Dollars	Percent
Net loss attributed to Pacific Ethanol, Inc.	$4,380	$10,826	$(6,446)	(59.5%	)
Percentage of net sales	2.1%	4.3%

The decrease in net loss attributed to Pacific Ethanol, Inc. was primarily due to our substantial fair value adjustments during the first quarter of 2014 which did not recur in the first quarter of 2015, and which offset the impact of our increased ownership interest in PE Op Co. For the three months ended March 31, 2015, our increased ownership interest in PE Op Co. resulted in higher operating losses due to lower overall gross margins.

Preferred Stock Dividends and Net Loss Attributed to Common Stockholders

The following table presents our preferred stock dividends for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, in dollars and as a percentage of net sales, and our net loss attributed to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2015	2014	Dollars	Percent
Preferred stock dividends	$312	$312	$–	–
Percentage of net sales	0.2%	0.1%

Net loss attributed to common stockholders	$4,692	$11,138	$(6,446)	(57.9%	)
Percentage of net sales	2.3%	4.4%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid cash dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for the three months ended March 31, 2015 and 2014.

Liquidity and Capital Resources

During the three months ended March 31, 2015, we funded our operations primarily from cash flow from operations, cash on hand and proceeds from warrant exercises. These funds were used to fund our operations, make capital expenditures and make payments on Kinergy’s revolving credit facility.

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

	March 31, 2015	December 31, 2014	Change
Cash and cash equivalents	$42,274	$62,084	(31.9%	)
Current assets	$110,565	$139,551	(20.8%	)
Current liabilities	$22,839	$25,447	(10.2%	)
Notes payable	$17,003	$34,533	(50.8%	)
Working capital	$87,726	$114,104	(23.1%	)
Working capital ratio	4.84	5.48	(11.7%	)

Change in Working Capital and Cash Flows

Working capital decreased to $87.7 million at March 31, 2015 from $114.1 million at December 31, 2014 as a result of a decrease in current assets of $29.0 million, which was partially offset by a decrease in current liabilities of $2.6 million.

Current assets decreased primarily due to a decrease in cash and cash equivalents of $19.8 million predominantly due to capital expenditures and payments on Kinergy’s revolving line of credit, a decrease in accounts receivable of $7.3 million primarily due to lower ethanol prices, a decrease in inventories of $0.7 million, a decrease in prepaid inventory of $3.2 million due to lower ethanol prices and an increase in other current assets of $2.0 million. Current liabilities decreased primarily due to a decrease in accrued liabilities of $2.0 million resulting from the timing of payments during the quarter, a decrease in the current portion of capital leases of $1.1 million due to capital lease payments made during the quarter, and a decrease in other current liabilities of $1.2 million due to a reduction in derivative liabilities, which were partially offset by an increase in trade accounts payable of $1.7 million resulting from the timing of payments during the quarter.

Cash provided by our operating activities declined by $15.6 million primarily due to depreciation and amortization of $3.4 million, a decrease in accounts receivable of $7.3 million predominantly due to lower ethanol prices and a decrease in prepaid inventory of $3.2 million also due to lower ethanol prices, which were partially offset by our consolidated net loss of $4.5 million, an increase in prepaid expenses and other assets of $2.9 million resulting from increased tax benefit for the quarter and a decrease in accounts payable of $0.8 million due to the timing of payments during the quarter.

We used an additional $6.3 million in cash in our investing activities in the first quarter of 2015 as compared to the same period in 2014 for additions to property and equipment associated with our plant improvement initiatives.

Cash used in our financing activities of $19.0 million in the first quarter of 2015 was nearly unchanged compared to the same period in 2014 and resulted from payments on Kinergy’s revolving line of credit of $17.5 million, principal payments on capital leases of $1.3 million and preferred stock dividends of $0.3 million, which were partially offset by the proceeds from exercises of our warrants in the aggregate amount of $0.2 million.

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

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Years Ended December 31,
	2015	2014	2014	2013
EBITDA Requirement – Three Months	$500	$500	$500	$450
Actual	$(344)	$8,216	$2,129	$3,252
Excess (Deficit)	$(844)	$7,716	$1,629	$2,802

EBITDA Requirement – Six Months	$1,300	$1,300	$1,300	$1,100
Actual	$1,785	$11,468	$3,347	$4,131
Excess	$485	$10,168	$2,047	$3,031

Fixed Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	11.06	13.56	17.66	8.64
Excess	9.06	11.56	15.66	6.64

In December 2014, the terms of the above covenants were changed such that if the monthly average unused availability is in excess of $10.0 million and Kinergy maintains at least $6.0 million in excess availability during the quarter, that month’s EBITDA and fixed-charge coverage ratio covenants are not required to be met. During the three months ended March 31, 2015, Kinergy maintained these levels of unused and excess availability and as such, was not required to meet the EBITDA and fixed-charge coverage ratio covenants.

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2015, Kinergy had an available borrowing base under the credit facility of $30.0 million and no outstanding balance.

Plant Owners’ Term Debt and Operating Lines of Credit

The Plant Owners’ debt as of March 31, 2015 consisted of a $32.5 million tranche A-1 term loan and a $26.3 million tranche A-2 term loan. Pacific Ethanol, Inc. holds $41.8 million of these term loans, which are eliminated in consolidation. The term debt requires monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0%. The revolving credit facilities require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the Plant Owners’ election, plus 10.0% and 5.5% for the $19.5 million and $15.0 million facilities, respectively. At March 31, 2015, the average interest rate was approximately 11.0%. Repayments of principal are based on available free cash flow of the Plant Owners, until maturity, when all principal amounts are due.

As of March 31, 2015, the Plant Owners had no outstanding principal balances on their revolving credit facilities and an aggregate borrowing availability of $34.5 million.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Plant Owners. The Plant Owners’ creditors do not have recourse to Pacific Ethanol, Inc.

Contractual Obligations

There have been no material changes in the three months ended March 31, 2015, to the amounts presented in the table under the “Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2014.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2015 and 2014.

Impact of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, but has been further deferred one year. Our adoption begins with the first fiscal quarter of fiscal year 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated results of operations and financial position.

In April 2015, the FASB issued new guidance on presentation of debt issuance costs. Historically, entities have presented debt issuance costs as an asset. Under the new guidance, effective for fiscal years beginning after December 31, 2015, debt issuance costs will be reclassified as a deduction to the carrying amount of the related debt balance. The guidance does not change any of our other debt recognition or disclosure. We will adopt the guidance beginning March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including changes in commodity prices and interest rates as discussed below. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices and interest rates. We do not expect to have any exposure to foreign currency risk as we conduct all of our transactions in U.S. dollars.

Commodity Risk

We produce ethanol and its co-products, WDG and corn oil and therefore, our business is sensitive to changes in the prices of each of ethanol and corn. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in ethanol and corn prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We are subject to market risk with respect to ethanol pricing. Ethanol prices are sensitive to global and domestic ethanol supply, crude-oil supply and demand; crude-oil refining capacity; carbon intensity; government regulation; and consumer demand for alternative fuels. Our ethanol sales are priced using contracts that are either based upon a fixed price or an indexed price to a specific market, such as CBOT or the Oil Price Information Service. Under these fixed-priced arrangements, we are exposed to risk of a decrease in the market price of ethanol between the time the price is fixed and the time the ethanol is sold at a lower price.

We satisfy our physical corn needs, the principal raw material used to produce ethanol and ethanol co-products, based on supply-guaranteed contracts with our vendors. Generally, we determine the purchase price of our corn at the time we begin to grind that day’s needs. Sometimes, we may also enter into contracts with our vendors to fix a portion of the purchase price of our corn requirements. As such, we are also subject to market risk with respect to the price of corn. The price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global supply and demand. Under the fixed-price arrangements, we assume the risk of a decrease in the market price of corn between the time this price is fixed and the time the corn is consumed.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $0.1 million and gains of less than $0.1 million related to settled non-designated hedges as the change in the fair values of these contracts for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes for a three-month period. The results of this analysis as of March 31, 2015, which may differ from actual results, are as follows (in millions):

Commodity	Three Months Ended March 31, 2015 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	135.7	Gallons	$7.6
Corn	15.9	Bushels	$7.7

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans that bear variable interest rates. At March 31, 2015, all of our long-term debt of $17.0 million was variable-rate in nature. Based on a 100 basis point (1.00%) change in the interest rate on our long-term debt, our quarterly pre-tax income would be negatively impacted by approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II – OTHER INFORMATION

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

On May 24, 2013, GS CleanTech Corporation, or GS CleanTech, filed a suit in the United States District Court for the Eastern District of California, Sacramento Division (Case No.: 2:13-CV-01042-JAM-AC), naming Pacific Ethanol, Inc. as a defendant. On August 29, 2013, the case was transferred to the United States District Court for the Southern District of Indiana and made part of the pre-existing multi-district litigation involving GS CleanTech and multiple defendants. The suit alleged infringement of a patent assigned to GS CleanTech by virtue of certain corn oil separation technology in use at one or more of the ethanol production facilities in which we have an interest, including Pacific Ethanol Stockton LLC, or PE Stockton, located in Stockton, California. The complaint sought preliminary and permanent injunctions against us, prohibiting future infringement on the patent owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, but in any event no less than a reasonable royalty for the use made of the inventions of the patent, plus attorneys’ fees. We answered the complaint, counterclaimed that the patent claims at issue, as well as the claims in several related patents, are invalid and unenforceable and that we are not infringing. Pacific Ethanol, Inc. does not itself use any corn oil separation technology and may seek a dismissal on those grounds.

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two of our subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC, or PE Magic Valley. The claims were similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases were transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against us was pending. Although PE Stockton and PE Magic Valley do separate and market corn oil, Pacific Ethanol, Inc., PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. In a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for Pacific Ethanol, Inc., PE Stockton and PE Magic Valley finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed. GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. The only remaining claim alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is expected later in 2015. If the Defendants, including Pacific Ethanol, Inc., PE Stockton and PE Magic Valley, succeed in proving inequitable conduct, then the Court will be asked to determine whether GS Cleantech’s behavior makes this an “exceptional case”. A finding that this is an exceptional case would allow the Court to award to Pacific Ethanol, Inc., PE Stockton and PE Magic Valley the attorneys’ fees expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling. We did not record a provision for these matters as of March 31, 2015 as we intend to vigorously defend these allegations and believe a material adverse ruling against Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley is not probable. We believe that any liability Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley may incur would not have a material adverse effect on our financial condition or our results of operations.

ITEM 1A. RISK FACTORS.

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this report and in our other filings with the Securities and Exchange Commission, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Pacific Ethanol, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

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

To complete the merger, our stockholders must approve the issuance of shares of our common stock and non-voting common stock and the amendment of our Certificate of Incorporation and holders of at least 66-2/3% of our Series B Cumulative Redeemable Convertible Preferred Stock, or Series B Preferred Stock, must agree not to treat the merger as a liquidation, dissolution or winding up within the meaning of the Series B Certificate of Designations, each as contemplated by the merger agreement, and Aventine stockholders must adopt the merger agreement and approve the merger. In addition, the completion of the merger is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals. On February 18, 2015, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act. Pacific Ethanol and Aventine intend to pursue all required approvals in accordance with the merger agreement. No assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the merger agreement.

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

If the merger is completed, it is estimated that we will issue up to an aggregate of approximately 17,755,300 shares of our common stock and non-voting common stock upon the closing of the merger, assuming no exercise or conversion of outstanding options and warrants. Based on the number of shares of Pacific Ethanol common stock and Aventine common stock issued and outstanding on the Pacific Ethanol and Aventine record dates, Aventine stockholders before the merger will own, in the aggregate, approximately 42% of the aggregate number of shares of our common stock and non-voting common stock issued and outstanding immediately after the merger. The issuance of shares of our common stock and/or non-voting common stock to Aventine stockholders in the merger will cause a 42% reduction in the relative percentage interest of our current stockholders in the earnings, voting rights, liquidation value and book and market value of Pacific Ethanol. It is expected that Pacific Ethanol stockholders before the merger will hold approximately 58% of the total Pacific Ethanol common stock and non-voting common stock issued and outstanding immediately following the completion of the merger. Thus, Pacific Ethanol’s stockholders before the merger will experience dilution in the amount of 42% as a result of the merger.

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

Among other legal claims, the Aurora Cooperative Elevator Company, or the Aurora Coop, has filed legal claims against Aventine asserting that it has the right, pursuant to an agreement between Aventine and the Aurora Coop, dated March 23, 2010, to exercise an option to acquire the 74 acres of land upon which Aventine’s Aurora, Nebraska 110 million gallon ethanol production facility, or the Aurora West Facility, is located, together with the Aurora West Facility and all related improvements, for a purchase price of $16,500 per acre (or $1,221,000 in the aggregate). The Aurora Coop asserts that its contractual right to exercise this option arose on July 1, 2012 due to Aventine’s alleged failure to complete construction of the Aurora West Facility as of such date. Aventine disputes the allegations and claims asserted by the Aurora Coop, and Aventine denies the validity and effectiveness of the Aurora Coop’s exercise of its option to purchase the land on which the Aurora West Facility is located. Aventine has asserted in its legal filings that it has satisfied its contractual obligations with respect to the completion of the plant as of the required date. Aventine has advised that it will continue to vigorously defend against any assertion that the Aurora Coop has any right to repurchase the land or any improvements on the land. The action is currently pending in the United States District Court, Nebraska. If Aventine is unsuccessful in defending this litigation, a number of outcomes may occur, including, without limitation, the conveyance of the land on which the Aurora West Facility is located (together with the Aurora West Facility and all related improvements) to the Aurora Coop for a purchase price that is substantially below the fair market value of the land and the facility, which Aventine believes would be an inequitable resolution of this claim, together with an unspecified amount of damages to the Aurora Coop related to the income the Aurora Coop alleges that it could have generated if the land had been conveyed as of an earlier date. An adverse outcome in Aventine’s defense of this litigation, could materially adversely affect the combined company’s business, financial condition, and results of operations.

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

We have incurred significant losses and negative operating cash flow in the past. For the three months ended March 31, 2015 and 2014, we incurred consolidated net losses of approximately $4.5 million and $8.8 million, respectively. For 2013 and 2012, we incurred consolidated net losses of approximately $1.2 million and $43.4 million, respectively, and in 2012 incurred negative operating cash flow of $20.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand and cash, if any, generated from our operations and from future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

For each of the three months ended March 31, 2015 and 2014, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	Amendment No. 1 to Agreement and Plan of Merger dated as of March 31, 2015 by and between Pacific Ethanol, Inc., AVR Merger Sub, Inc. and Aventine Renewable Energy Holdings, Inc. (1)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

____________________

(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 11, 2015	By: /s/ BRYON T. MCGREGOR
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

