Form 10-Q
period 2015-06-30
Pacific Ethanol, Inc.
filed 2015-08-10
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of August 10, 2015, there were 42,520,805 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

		Page
ITEM 1.	FINANCIAL STATEMENTS.
	Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	33
ITEM 4.	CONTROLS AND PROCEDURES.	34

PART II

OTHER INFORMATION

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
ASSETS	2015	2014
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$49,262	$62,084
Accounts receivable, net	28,591	34,612
Inventories	18,871	18,550
Prepaid inventory	8,014	11,595
Other current assets	12,926	12,710
Total current assets	117,664	139,551
Property and equipment, net	160,828	155,302
Other Assets:
Intangible assets, net	2,678	2,786
Other assets	1,776	1,863
Total other assets	4,454	4,649
Total Assets	$282,946	$299,502

_______________

* Amounts derived from the audited financial statements for the year ended December 31, 2014.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2015	2014
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$20,307	$13,122
Accrued liabilities	3,305	6,203
Current portion – capital leases	1,735	4,077
Other current liabilities	593	2,045
Total current liabilities	25,940	25,447

Long-term debt, net of current portion	25,559	34,533
Capital leases, net of current portion	1,707	2,055
Warrant liabilities at fair value	1,703	1,986
Deferred tax liabilities	17,040	17,040
Other liabilities	427	459
Total Liabilities	72,376	81,520

Commitments and Contingencies (Notes 6 and 8)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; no shares issued and outstanding as of June 30, 2015 and December 31, 2014; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of June 30, 2015 and December 31, 2014; liquidation preference of $18,075 as of June 30, 2015	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 24,694,243 and 24,499,534 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	25	25
Additional paid-in capital	726,873	725,813
Accumulated deficit	(516,329)	(512,332)
Total Pacific Ethanol, Inc. Stockholders’ Equity	210,570	213,507
Noncontrolling interests	–	4,475
Total Stockholders’ Equity	210,570	217,982
Total Liabilities and Stockholders’ Equity	$282,946	$299,502

_______________
* Amounts derived from the audited financial statements for the year ended December 31, 2014.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$227,621	$321,144	$433,797	$575,687
Cost of goods sold	221,367	287,568	428,530	503,566
Gross profit	6,254	33,576	5,267	72,121
Selling, general and administrative expenses	3,993	4,315	8,898	7,985
Income (loss) from operations	2,261	29,261	(3,631)	64,136
Fair value adjustments and warrant inducements	384	485	211	(35,359)
Interest expense, net	(1,005)	(2,886)	(2,020)	(7,237)
Loss on extinguishments of debt	–	(2,363)	–	(2,363)
Other expense, net	(58)	(335)	(187)	(562)
Income (loss) before provision for income taxes	1,582	24,162	(5,627)	18,615
Provision (benefit) for income taxes	530	7,196	(2,170)	10,466
Consolidated net income (loss)	1,052	16,966	(3,457)	8,149
Net (income) loss attributed to noncontrolling interests	(42)	(1,394)	87	(3,403)
Net income (loss) attributed to Pacific Ethanol	$1,010	$15,572	$(3,370)	$4,746
Preferred stock dividends	$(315)	$(315)	$(627)	$(627)
Income (loss) available to common stockholders	$695	$15,257	$(3,997)	$4,119
Net income (loss) per share, basic	$0.03	$0.77	$(0.16)	$0.23
Net income (loss) per share, diluted	$0.03	$0.68	$(0.16)	$0.20
Weighted-average shares outstanding, basic	24,268	19,903	24,589	18,053
Weighted-average shares outstanding, diluted	24,837	22,276	24,589	20,514

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Consolidated net income (loss)	$(3,457)	$8,149
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,748	6,438
Deferred income taxes	–	2,874
Loss on extinguishments of debt	–	2,363
Fair value adjustments	(211)	34,559
Amortization of debt discount	99	1,764
Amortization of deferred financing fees	121	1,077
Non-cash compensation	915	743
Derivative instruments	477	(517)
Bad debt expense	3	(34)
Changes in operating assets and liabilities:
Accounts receivable	6,018	(7,733)
Inventories	(321)	(4,194)
Prepaid expenses and other assets	(1,506)	3,058
Prepaid inventory	3,581	(2,499)
Accounts payable and accrued expenses	(1,100)	5,282
Net cash provided by operating activities	11,367	51,330
Investing Activities:
Additions to property and equipment	(12,166)	(6,535)
Net cash used in investing activities	(12,166)	(6,535)
Financing Activities:
Proceeds from equity offering	–	26,073
Proceeds from exercise of warrants	368	18,240
Principal payments on senior notes	–	(13,984)
Principal payment on related party note	–	(750)
Parent purchases of Plant Owners’ debt	–	(17,038)
Net proceeds from (payments on) Kinergy’s line of credit	(8,974)	2,329
Principal payments on Plant Owners’ borrowings	–	(35,378)
Payments on capital leases	(2,790)	(2,450)
Debt issuance costs	–	(438)
Preferred stock dividends paid	(627)	(627)
Net cash used in financing activities	(12,023)	(24,023)
Net increase (decrease) in cash and cash equivalents	(12,822)	20,772
Cash and cash equivalents at beginning of period	62,084	5,151
Cash and cash equivalents at end of period	$49,262	$25,923

Supplemental Information:
Interest paid	$1,911	$4,520
Income taxes paid	$–	$3,215
Noncash financing and investing activities:
Reclass of warrant liability to equity upon warrant exercises	$72	$20,008
Reclass of noncontrolling interests to APIC upon acquisitions of ownership positions in PE Op Co.	$560	$–
Accrued payment for ownership positions in PE Op Co.	$3,828	$–
Preferred stock dividends paid in common stock	$–	$1,463

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries (collectively, the “Company”), including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”) and PE Op Co., a Delaware corporation (“PE Op Co.”). The Company’s acquisition of Aventine Renewable Energy Holdings, Inc. (now, Pacific Ethanol Central, LLC, a Delaware limited liability company, “Aventine”) was consummated on July 1, 2015, and as a result, the Company’s consolidated financial statements, for all periods presented, exclude the accounts of Aventine.

The Company is a leading producer and marketer of low-carbon renewable fuels in the United States. The Company’s four ethanol plants in the Western United States are located in close proximity to both feed and ethanol customers and thus enjoy unique advantages in efficiency, logistics and product pricing. These plants produce among the lowest-carbon ethanol produced in the United States due to low energy use in production.

With the addition of four Midwestern ethanol plants in July 2015 as a result of the Company’s acquisition of Aventine, the Company now has a combined ethanol production capacity of 515 million gallons per year, markets, on an annualized basis, over 800 million gallons of ethanol and produces, on an annualized basis, over 1 million tons of co-products such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, distillers yeast and CO2. The Company’s four ethanol plants in the Midwest are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets; and the Company’s ability to load unit trains from these facilities in the Midwest allows for greater access to international markets.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies, sells co-products to dairy operators, animal feed distributors and poultry and biodiesel customers generally without requiring collateral.

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

Of the accounts receivable balance, approximately $22,322,000 and $28,475,000 at June 30, 2015 and December 31, 2014, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $9,000 and $6,000 as of June 30, 2015 and December 31, 2014, respectively. The Company recorded a bad debt expense of $3,000 for the three and six months ended June 30, 2015 and a bad debt benefit of $34,000 for the six months ended June 30, 2014. The Company did not record a bad debt expense for the three months ended June 30, 2014. The Company does not have any off-balance sheet credit exposure related to its customers.

Provision for Income Taxes – For the three and six months ended June 30, 2014, the Company generated significant income subject to income tax partially as a result of the nontax-deductible nature of its fair value adjustments for the period. As a result, the Company recorded a gross provision for income taxes of $18.5 million. Further, the Company reversed $8.0 million of its valuation allowance against its net tax assets, resulting in a net provision for income taxes of $10.5 million for the six months ended June 30, 2014. The resulting effective tax rates for the six months ended June 30, 2015 and 2014 were 38.6% and 56.2% of pre-tax income, respectively.

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

2.	PACIFIC ETHANOL WEST PLANTS.

As of June 30, 2015, the Company owned 100% of its four ethanol production facilities located in the Western United States through its holding company, PE Op Co., namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC and Pacific Ethanol Magic Valley, LLC (collectively, the “Pacific Ethanol West Plants”) and their holding company, Pacific Ethanol Holding Co. LLC (together with the Pacific Ethanol West Plants, the “Plant Owners”).

The Company concluded that since PE Op Co.’s inception, through the point the Company became a 91% owner of PE Op Co. in December 2013, PE Op Co. was a variable interest entity because the other owners of PE Op Co., due to the Company’s involvement through its contractual arrangements, at all times lacked the power to direct the activities that most significantly impacted its economic performance. Since December 2013, as a result of owning 91% of PE Op Co., the Company, with its significant majority position, had the ability to make most all decisions on its own, and therefore determined that PE Op Co. was no longer considered a variable interest entity.

In May 2015, the Company purchased the remaining 4% ownership interest in PE Op Co. that it did not own, and now as the 100% owner of PE Op Co., continues to consolidate PE Op Co.’s financial results under the voting rights model.

For the prior periods in which the Company did not wholly-own PE Op Co., it adjusted its consolidated net income (loss) for the income (loss) attributed to PE Op Co.’s other owners. The remaining amount after this adjustment resulted in net income (loss) attributed to Pacific Ethanol.

Noncontrolling interest decreased from $4,475,000 at December 31, 2014 to $0 at June 30, 2015 due to the Company’s purchase of the remaining 4% ownership interest in PE Op Co. for $3,828,000, resulting in a reduction of noncontrolling interest of $4,388,000, and loss attributed to noncontrolling interest of $87,000 for the six months ended June 30, 2015.

The Company’s acquisition of its ownership interest in PE Op Co. does not impact the Company’s rights or obligations under any of its contractual arrangements. Further, creditors of PE Op Co. do not have recourse to Pacific Ethanol, Inc. Since its acquisition, the Company has not provided any additional support to PE Op Co. beyond the terms of its contractual arrangements.

3.	ACQUISITION OF AVENTINE.

On December 30, 2014, the Company entered into a definitive merger agreement with Aventine, a Midwest ethanol producer, under which the Company agreed to acquire Aventine through a stock-for-stock merger. The merger agreement was amended effective March 31, 2015 to address certain conditions to closing and other matters. The acquisition closed on July 1, 2015 and the Company issued an aggregate of 17,759,193 shares of common stock and non-voting common stock for 100% of the outstanding shares of common stock of Aventine. The common stock issued as consideration had a fair value of $174.6 million on the acquisition date.

The Company believes the Aventine acquisition will result in a number of synergies and strategic advantages. The Company believes the acquisition will spread commodity and basis price risks across diverse markets and products, assisting in its efforts to optimize margin management; improve its hedging opportunities with a greater correlation to the liquid physical and paper markets in Chicago; and increase its flexibility and alternatives in feedstock procurement for its Midwest and Western production facilities. The acquisition also expands the Company’s marketing reach into new markets and extends its mix of co-products. The Company believes the acquisition will enable it to have deeper market insight and engagement in major ethanol and feed markets outside the Western United States, thereby improving pricing opportunities; allows the Company to establish access to markets in 48 states for ethanol sales and access many markets with ethanol and co-product sales reaching domestic and international customers; and enable it to use its more diverse mix of co-products to generate strong co-product returns. In addition, the acquisition also increases the Company’s combined annual ethanol production capacity to 515 million gallons per year and annualized ethanol marketing volume to over 800 million gallons, including Aventine’s historical volumes.

The following allocation of the preliminary estimated purchase price assumes, with the exception of property and equipment and long-term debt, carrying values approximate fair value. Estimates of uncollectible accounts receivable are not considered material due to the short-term nature and customer collection history. The preliminary property and equipment fair value estimate is based primarily on a high-level review of similar recent market transactions and is subject to change. A final valuation will be more detailed in its analysis including a further review of recent market transactions with comparable assets and a discounted cash flow analysis of each facility based on market conditions and future operational assumptions and capital expenditures plans. Preliminarily, no intangible assets or liabilities have been estimated due to Aventine’s contracts being materially close to market prices. A final valuation may include either an asset or liability associated with any material out-of-market contract positions. Given that many of these contracts are short-term in nature and duration (less than 6 months), an assessment at this time would likely not be indicative of terms and purchase price allocation at the time the acquisition was closed. The preliminary fair-value determination of long-term debt is based on the current interest rate and financing markets. A final valuation will consider interest rate and financing market factors and may increase or decrease the amount estimated on the long-term debt.

Based upon these assumptions, the preliminary purchase price consideration allocation is as follows (in thousands):

Cash and equivalents	$18,800
Accounts receivables	10,100
Other current assets	30,800
Total current assets	59,700
Property and equipment	306,800
Other assets	800
Total assets acquired	$367,300

Accounts payable, trade	$19,900
Other current liabilities	9,800
Total current liabilities	29,700
Long-term debt - revolvers	13,700
Long-term debt - term debt	145,600
Other non-current liabilities	41,000
Total liabilities assumed	$230,000

Net assets acquired	$137,300
Estimated goodwill	$37,300
Total purchase price	$174,600

The actual determination of the purchase price allocation on the closing date will be based on the final net tangible and intangible assets of Aventine on July 1, 2015 based on completion of the valuation of the fair value of such net assets. The Company anticipates that the ultimate purchase price allocation of balance sheet amounts such as current assets and liabilities, property and equipment, intangible assets and long-term assets and liabilities will differ from the preliminary assessment outlined above. Any changes to the initial estimates of the fair value of the acquired assets and assumed liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill if net assets acquired are less than the purchase price. If net assets acquired exceed the purchase price, the residual amount will result in a bargain purchase gain. The estimated goodwill recognized results from benefits the Company believes it will achieve in both market growth opportunities discussed above and financial and operational synergies discussed below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Current Initiatives and Outlook”.

The following table presents unaudited pro forma financial information assuming the acquisition occurred on January 1, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues – pro forma	$390,224	$466,599	$727,337	$838,475
Net income (loss) – pro forma	$(9,428)	$26,153	$(28,768)	$5,022
Diluted net income (loss) per share – pro forma	$(0.22)	$0.65	$(0.68)	$0.13
Diluted weighted-average shares – pro forma	42,596	40,035	42,348	38,273

The Company is currently evaluating contingencies associated with the acquisition of Aventine, including its outstanding litigation with the Western Sugar Cooperative relating to a prior surplus sugar contract dispute and its environmental remediation costs. These costs are not included in the above pro forma disclosure as the Company is currently evaluating their fair values. For the three and six months ended June 30, 2015, the Company recorded approximately $0.3 million and $1.2 million, respectively, in costs associated with the Aventine acquisition. These costs are reflected in selling, general and administrative expenses on the Company’s consolidated statements of operations.

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$12,508	$11,118
Raw materials	1,854	2,695
Work in progress	3,087	3,274
Other	1,422	1,463
Total	$18,871	$18,550

5.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2015 and 2014, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2015	2014
Commodity contracts	Cost of goods sold	$264	$465
		$264	$465

		Unrealized Losses
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2015	2014
Commodity contracts	Cost of goods sold	$(552)	$(17)
		$(552)	$(17)

		Realized Gains
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2015	2014
Commodity contracts	Cost of goods sold	$149	$549
		$149	$549

		Unrealized Losses
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2015	2014
Commodity contracts	Cost of goods sold	$(626)	$(32)
		$(626)	$(32)

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Kinergy operating line of credit	$8,556	$17,530
Plant Owners’ third-party term debt	17,003	17,003
	25,559	34,533
Less short-term portion	–	–
Long-term debt	$25,559	$34,533

Kinergy Operating Line of Credit – As of June 30, 2015, Kinergy had an outstanding balance of $8,556,000 and an available borrowing base under the credit facility of $30,000,000.

On July 1, 2015, Kinergy amended its line of credit to reflect the following changes:

•	Extended the term and maturity date of the credit facility from December 31, 2016 to December 31, 2020;
•	Increased the maximum credit under the credit facility from $30,000,000 to $75,000,000, with an “accordion” feature to further increase the maximum credit under the credit facility to up to $100,000,000 in minimum increments of $5,000,000 each, upon Kinergy’s request, but subject to the consent of the agent and the lenders in their sole discretion.
•	Increased the inventory loan limit under the credit facility from $12,500,000 to $40,000,000 and increased the letter of credit limit under the credit facility from $5,000,000 to $20,000,000;
•	Reduced the applicable margin to 1.75% to 2.75% depending on the quarterly average amounts available for borrowing and reduced the unused line fee under the credit facility to an annual rate equal to 0.25% to 0.375% depending on the average daily principal balance during the immediately preceding month; and
•	Deleted the financial covenant concerning Kinergy’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) but retained financial covenants concerning its fixed-charge coverage ratios.

Plant Owners’ Term Debt and Operating Lines of Credit – As of June 30, 2015, the Plant Owners’ term debt had an outstanding balance of $17,003,000. As of June 30, 2015, the Plant Owners had no outstanding balances on their revolving credit facilities, with an aggregate of $19,473,000 of borrowing availability.

7.	COMMON STOCK AND WARRANTS.

Warrant Exercises – During the three and six months ended June 30, 2015, certain holders exercised warrants and received an aggregate of 20,000 and 42,000 shares of the Company’s common stock upon payment of an aggregate of $177,000 and $368,000 in cash, respectively.

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

Grants of Stock – In June 2015, the Company granted an aggregate of approximately 41,000 shares of restricted stock to non-employee members of the Company’s Board of Directors that vest on the earlier of (i) the date of the Company’s 2016 annual meeting of stockholders, or (ii) July 1, 2016, which had a grant date fair value of $10.87 per share. In March 2015, the Company granted an aggregate of 194,000 shares of restricted stock to the Company’s executive officers and other eligible employees that vest in equal amounts on each of April 1, 2016, 2017 and 2018, which had a grant date fair value of $10.20 per share.

8.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2015, the Company had sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had fixed-price sales contracts to sell $2,653,000 of ethanol and indexed-price contracts to sell 180,395,000 gallons of ethanol. The Company had fixed-price sales contracts to sell $2,020,000 of co-products and indexed-price sales contracts to sell 61,000 tons of co-products. These sales contracts are scheduled to be completed throughout 2015.

Purchase Commitments – At June 30, 2015, the Company had fixed-price purchase contracts with its suppliers to purchase $3,735,000 of ethanol and indexed-price contracts to purchase 29,552,000 gallons of ethanol. These contracts are scheduled to be satisfied throughout the remainder of 2015.

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

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two Company subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC (“PE Magic Valley”). The claims were similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases were transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against Pacific Ethanol, Inc. was pending. Although PE Stockton and PE Magic Valley do separate and market corn oil, Pacific Ethanol, Inc., PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. In a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for Pacific Ethanol, Inc., PE Stockton and PE Magic Valley finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed. GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. The only remaining claim alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is expected later in 2015. If the Defendants, including Pacific Ethanol, Inc., PE Stockton and PE Magic Valley, succeed in proving inequitable conduct, then the Court will be asked to determine whether GS Cleantech’s behavior makes this an “exceptional case”. A finding that this is an exceptional case would allow the Court to award to Pacific Ethanol, Inc., PE Stockton and PE Magic Valley the attorneys’ fees expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling. The Company did not record a provision for these matters as of June 30, 2015 as Company management intends to vigorously defend these allegations and believes a material adverse ruling against Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley is not probable. The Company believes that any liability Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley may incur would not have a material adverse effect on the Company’s financial condition or its results of operations.

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

Significant assumptions used and related fair values for the warrants as of June 30, 2015 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
09/26/2012	$8.85	38.7%	0.01%	0.24	27.5%	432,000	$527,000
07/3/2012	$6.09	48.8%	0.64%	2.01	26.2%	211,000	795,000
12/13/2011	$8.43	49.4%	0.46%	1.46	23.0%	138,000	381,000
							$1,703,000

Significant assumptions used and related fair values for the warrants as of December 31, 2014 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
09/26/2012	$8.85	51.0%	0.19%	0.74	37.0%	473,000	$748,000
07/3/2012	$6.09	56.1%	0.89%	2.51	32.8%	211,000	811,000
12/13/2011	$8.43	54.3%	0.67%	1.95	28.7%	138,000	427,000
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

The following table summarizes fair value measurements by level at June 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$180	$–	$–	$180
Total Assets	$180	$–	$–	$180

Liabilities:
Warrants(2)	$–	$–	$1,703	$1,703
Commodity contracts(3)	369	–	–	369
Total Liabilities	$369	$–	$1,703	$2,072

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

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Balance, December 31, 2014	$1,986
Exercises of warrants	(72)
Adjustments to fair value for the period	(211)
Balance, June 30, 2015	$1,703

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2015
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$1,010
Less: Preferred stock dividends	(315)
Basic income per share:
Income available to common stockholders	$695	24,268	$0.03
Add: Warrants	–	569
Diluted income per share:
Income available to common stockholders	$695	24,837	$0.03

	Three Months Ended June 30, 2014
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$15,572
Less: Preferred stock dividends	(315)
Basic income per share:
Income available to common stockholders	$15,257	19,903	$0.77
Add: Warrants	–	2,373
Diluted income per share:
Income available to common stockholders	$15,257	22,276	$0.68

	Six Months Ended June 30, 2015
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(3,370)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(3,997)	24,589	$(0.16)

	Six Months Ended June 30, 2014
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$4,746
Less: Preferred stock dividends	(627)
Basic income per share:
Income available to common stockholders	$4,119	18,053	$0.23
Add: Warrants	–	2,461
Diluted income per share:
Income available to common stockholders	$4,119	20,514	$0.20

There were an aggregate of 669,000 and 1,180,000 potentially dilutive weighted-average shares from the Company’s warrants and shares of Series B Cumulative Convertible Preferred Stock outstanding for the three and six months ended June 30, 2015, respectively. These convertible securities were not considered in calculating diluted net income (loss) per share for the six months ended June 30, 2015, as their effect would have been anti-dilutive.

11. SUBSEQUENT EVENTS.

Acquisition of Aventine – As discussed in Note 3, the Company completed its acquisition of Aventine on July 1, 2015 in a stock-for-stock transaction. On July 1, 2015, the Company issued an aggregate of 17,759,193 shares of common stock and non-voting common stock for 100% of the outstanding shares of common stock of Aventine. Aventine is now a wholly-owned subsidiary of Pacific Ethanol, Inc.

Kinergy Operating Line of Credit – As discussed in Note 6, the Company amended Kinergy’s operating line of credit with the following significant changes:

•	Extended the term and maturity date of the credit facility from December 31, 2016 to December 31, 2020;
•	Increased the maximum credit under the credit facility from $30,000,000 to $75,000,000, with an “accordion” feature to further increase the maximum credit under the credit facility to up to $100,000,000 in minimum increments of $5,000,000 each, upon Kinergy’s request, but subject to the consent of the agent and the lenders in their sole discretion.
•	Increased the inventory loan limit under the credit facility from $12,500,000 to $40,000,000 and increased the letter of credit limit under the credit facility from $5,000,000 to $20,000,000;
•	Reduced the applicable margin to 1.75% to 2.75% depending on the quarterly average amounts available for borrowing and reduced the unused line fee under the credit facility to an annual rate equal to 0.25% to 0.375% depending on the average daily principal balance during the immediately preceding month; and
•	Deleted the financial covenant concerning Kinergy’s EBITDA but retained financial covenants concerning its fixed-charge coverage ratios.

Aurora Coop Settlement – The Company, through subsidiaries acquired in its acquisition of Aventine, became involved in various pending lawsuits with Aurora Cooperative Elevator Company (“Aurora Coop”) that pre-dated the Aventine acquisition. On July 26, 2015, the Company settled all outstanding litigation with Aurora Coop. The Company and Aurora Coop agreed to dismiss all lawsuits with prejudice with no admission of fault or liability by the parties, and to release the alleged option held by Aurora Coop to repurchase the land upon which the Company’s 110 million gallon ethanol production facility in Aurora, Nebraska is located (the “Aurora West Facility”). In addition, the parties agreed to terminate the grain supply, marketing and various other agreements between them or their subsidiaries. Under the terms of the settlement, the Company and Aurora Coop will each bear its own costs and fees associated with the lawsuits and the settlement. The Company and Aurora Coop agreed to continue to work together to amend or replace certain real property easements currently in place to ensure continued mutual access by both parties to a system of rails, rail switches, roads, electrical improvements, and utilities already constructed near the Aurora West Facility.

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

Recent Development

On July 1, 2015, we consummated our acquisition of Aventine Renewable Energy Holdings, Inc., now known as Pacific Ethanol Central, LLC, or Aventine, under the terms of an Agreement and Plan of Merger dated as of December 30, 2014 by and among Pacific Ethanol, Inc., AVR Merger Sub, Inc., one of our wholly-owned subsidiaries, and Aventine. Under the terms of the acquisition, Aventine became one of our wholly-owned subsidiaries.

In connection with the acquisition, each issued and outstanding share of Aventine common stock as of July 1, 2015, the effective date of the acquisition, was automatically cancelled and converted into the right to receive consideration equal to (i) 1.25 shares of our non-voting common stock, plus cash in lieu of fractional shares, for each issued and outstanding share of Aventine’s common stock, (ii) 1.25 shares of our voting common stock plus cash in lieu of fractional shares, for each issued and outstanding share of Aventine’s common stock, or (iii) a combination of non-voting common stock and voting common stock at the ratios provided above, in each case at the election or deemed election of each Aventine stockholder.

We issued approximately 14.2 million shares of our voting common stock and approximately 3.6 million shares of our non-voting common stock to the Aventine stockholders in connection with the acquisition.

We believe the Aventine acquisition will result in a number of synergies and strategic advantages. We believe the acquisition will spread commodity and basis price risks across diverse markets and products, assisting in our efforts to optimize margin management; improve our hedging opportunities with a greater correlation to the liquid physical and paper markets in Chicago; and increase our flexibility and alternatives in feedstock procurement for our Midwest and Western production facilities. The acquisition also expands our marketing reach into new markets and extends our mix of co-products. We believe the acquisition will enable us to have deeper market insight and engagement in major ethanol and feed markets outside the Western United States, thereby improving pricing opportunities; allow us to establish access to markets in 48 states for ethanol sales and access many markets with ethanol and co-product sales reaching domestic and international customers; and enable us to use our more diverse mix of co-products to generate strong co-product returns. In addition, the acquisition also increases our combined ethanol production capacity to 515 million gallons per year and our annualized ethanol marketing volume to over 800 million gallons, including Aventine’s historical volumes.

Overview

We are a leading producer and marketer of low-carbon renewable fuels in the United States.

We own and operate eight strategically-located ethanol production facilities, four in the Western states of California, Oregon and Idaho, and four in the Midwestern states of Illinois and Nebraska. Our ethanol plants have a combined ethanol production capacity of 515 million gallons per year. We are the sixth largest producer of ethanol in the United States based on annualized volumes, including Aventine’s historical volumes.

We have extensive customer relationships throughout the United States and market and distribute ethanol and co-products domestically and internationally. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline.

Our customers collectively require ethanol volumes in excess of the supplies we produce, and depend on us to provide a reliable supply of product, and manage the logistics and timing of delivery with very little effort on their side. We secure ethanol supplies from a variety of sources, including our eight ethanol production facilities, other plants in California for which we market ethanol, and other suppliers in the Midwest, where a majority of ethanol manufacturers are located. In 2014, we obtained approximately 42% of our ethanol supplies from Midwest producers to supplement ethanol produced by our plants in the Western United States. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We also produce and market, on an annualized basis, over 1.0 million tons of ethanol co-products such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, distillers yeast and CO2. Customers for our distillers grains and other feed co-products include dairies and feedlots, in many cases located near our ethanol plants. These customers use our feed co-products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market co-products from other ethanol producers.

Our subsidiary, Kinergy Marketing LLC, or Kinergy, markets all the ethanol produced at our ethanol plants as well as for third parties, with an annualized marketing volume of over 800 million gallons of ethanol, including Aventine’s historical volumes.

Our ethanol plants are comprised of the eight production facilities described immediately below. The Pacific Ethanol West facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Pacific Ethanol Midwest facilities are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets; and our ability to load unit trains from these facilities in the Midwest allows for greater access to international markets.

		Facility Name	Facility Location	Estimated Annual Capacity (gallons)
Pacific Ethanol West	{	Magic Valley	Burley, ID	60,000,000
		Columbia	Boardman, OR	40,000,000
		Stockton	Stockton, CA	60,000,000
		Madera	Madera, CA	40,000,000

Pacific Ethanol Midwest	{	Aurora West	Aurora, NE	110,000,000
		Aurora East	Aurora, NE	45,000,000
		Pekin Wet	Pekin, IL	100,000,000
		Pekin Dry	Pekin, IL	60,000,000

Our mission is to be the leading producer and marketer of low-carbon renewable fuels in the United States. We intend to accomplish this goal in part by expanding our relationships with our current customers and establishing relationships with new customers. As we develop new customer relationships, we will seek new suppliers, including through the acquisition of additional production facilities.

Current Initiatives and Outlook

Ethanol industry margins have recovered since the negative margin environment experienced in the first quarter of 2015. Overall crush and commodity margins, which reflect ethanol and co-product sales prices relative to production inputs such as corn and natural gas, increased due to higher ethanol prices and an industry-wide decline in inventory levels from lower production. We, along with others in the industry, reduced production rates in the first half of 2015 to better balance supply and demand. Margins have improved in the second quarter and are now positive.

A better supply and demand balance now exists in part due to higher overall demand for gasoline during the summer driving season. In addition, net exports of ethanol continue to be a positive factor for the industry and are expected to increase beyond 2014 levels, which represented the second-highest annual total on record. We remain confident in the long-term demand for renewable fuels and our ability to execute and create value. Ethanol continues to trade at a significant discount to the wholesale price of gasoline. We believe this underscores the value of ethanol as a high-octane, cleaner-burning and cheapest available liquid transportation fuel.

We expect our acquisition of Aventine to result in significant synergies in multiple areas of our business. Our goal is to achieve at least $12.0 million annualized in synergistic benefits. Significant contributors include approximately $1.0 million annually in immediate savings from staffing reductions; over a period of approximately nine months, we expect to reach $2.0 million in additional annual savings related to efficiencies in accounting, information technology and professional services; we also expect to implement our operational practices across our Pacific Ethanol Midwest plants, which we anticipate will result in annual synergies of an estimated $1.5 million; and over the next six months, our goal is to apply our merchandising practices to corn purchases as well as ethanol and co-product sales, which are expected to result in annual savings of $1.5 million.

On July 26, 2015, we settled all outstanding litigation with Aurora Cooperative Elevator Company, or Aurora Coop. Pacific Ethanol and Aurora Coop agreed to dismiss all lawsuits with prejudice with no admission of fault or liability by the parties, and to release the alleged option held by Aurora Coop to repurchase the land upon which Pacific Ethanol’s 110 million gallon ethanol production facility in Aurora, Nebraska is located. See “Legal Proceedings”.

In July, we began producing and selling corn oil at our Boardman, Oregon facility which completes our two-year initiative to add this high-value co-product. We now produce and sell corn oil at all of our eight ethanol plants, further diversifying our revenue and providing immediate incremental operating income. Production and sale of corn oil adds approximately $0.05 per gallon of incremental gross profit.

The regulatory environment continues to support the long-term demand for renewable fuels. California’s Low-Carbon Fuel Standard requires refiners to reduce the carbon intensity of their fuels by 10% between 2011 and 2020, which we believe is an aggressive requirement that will necessitate a significant amount of low-carbon fuel to displace gasoline in the California fuel supply. Currently, we receive a $0.04 per gallon premium over Midwest ethanol on each California production gallon sold into the California market. We expect this premium to increase as the compliance curve steepens beginning in 2016.

Our goals for the remainder of 2015 include integrating and optimizing our Pacific Ethanol Midwest plants; continuing to reinvest in our ethanol production business through initiatives focused on further improving operating efficiencies and yields, diversifying our feedstock, creating new revenue streams and furthering our advanced biofuels initiatives; and leveraging our state-of-the-art, strategically-located ethanol plants to expand market share, all of which are directed at expanding our share of the renewable fuels market and delivering long-term, profitable growth.

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

Results of Operations

Our acquisition of Aventine was consummated on July 1, 2015, and as a result, our results of operations for the three and six months ended June 30, 2015 and 2014 exclude Aventine’s results of operations for those periods.

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Variance	2015	2014	Variance
Production gallons sold (in millions)	47.5	46.5	2.2%	92.1	86.3	6.7%
Third party gallons sold (in millions)	93.2	85.7	8.8%	184.3	158.6	16.2%
Total gallons sold (in millions)	140.7	132.2	6.4%	276.4	244.9	12.9%
Average sales price per gallon	$1.76	$2.78	(36.7)%	$1.71	$2.75	(37.8)%
Corn cost per bushel – CBOT equivalent	$3.67	$4.84	(24.2)%	$3.77	$4.67	(19.3)%
Average basis (1)	$0.95	$1.13	(15.9)%	$0.94	$1.20	(21.7)%
Delivered cost of corn	$4.62	$5.97	(22.6)%	$4.71	$5.87	(19.8)%
Co-product revenues as % of delivered cost of corn(2)	32.8%	36.5%	(10.1)%	33.3%	35.3%	(5.7)%
Average CBOT ethanol price per gallon	$1.58	$2.25	(29.8)%	$1.51	$2.23	(32.3)%
Average CBOT corn price per bushel	$3.66	$4.79	(23.6)%	$3.75	$4.66	(19.5)%

___________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

The disparity between our average ethanol sales price per gallon and the Chicago Board of Trade, or CBOT, average reflects both the additional basis costs for West Coast delivery of ethanol as well as the premiums we receive by selling lower-carbon intensity ethanol in the Western United States. In addition, ethanol prices in the Western United States were higher than ethanol prices in the Midwest in the second quarter of 2014 due to weather conditions and ongoing rail logistics challenges which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent

Net sales	$227,621	$321,144	$(93,523)	(29.1)%	$433,797	$575,687	$(141,890)	(24.6)%
Cost of goods sold	221,367	287,568	(66,201)	(23.0)%	428,530	503,566	(75,036)	(14.9)%
Gross profit	$6,254	$33,576	$(27,322)	(81.4)%	$5,267	$72,121	$(66,854)	(92.7)%
Percentage of net sales	2.7%	10.5%			1.2%	12.5%

Net Sales

The decrease in our net sales for the three and six months ended June 30, 2015 as compared to the same periods in 2014 was due to a decrease in our average sales price per gallon, partially offset by an increase in our total gallons sold.

Three Months ended June 30, 2015

Net sales of ethanol declined by $84.6 million, or 30%, to $200.6 million for the three months ended June 30, 2015 as compared to $285.2 million for the three months ended June 30, 2014. Our total volume of ethanol gallons sold increased by 8.5 million gallons, or 6%, to 140.7 million gallons for the three months ended June 30, 2015 as compared to 132.2 million gallons for the same period in 2014. Total gallons sold as a producer or merchant increased 1.0 million gallons and 10.3 million gallons, respectively, for the three months ended June 30, 2015 as compared to the same period in 2014. At our average sales price per gallon of $1.76 for the three months ended June 30, 2015, we generated $20.0 million in additional net sales from the 11.3 million additional gallons of ethanol sold as a producer or merchant for the period as compared to the same period in 2014. In addition, we sold 2.8 million fewer gallons as an agent during the period. The 2.8 million fewer gallons of ethanol sold as an agent had an immaterial impact on our net sales for the three months ended June 30, 2015. The decline of $1.02, or 37%, in our average sales price per gallon for the three months ended June 30, 2015 as compared to the same period in 2014 reduced our net sales by $104.6 million.

Net sales of co-products declined by $8.6 million, or 25%, to $25.2 million for the three months ended June 30, 2015 as compared to $33.8 million for the same period in 2014. Our total volume of co-products sold declined by 1,100 tons to 372,800 tons for the three months ended June 30, 2015 from 373,900 tons for the same period in 2014. At our average sales price per ton of $66.04 for the three months ended June 30, 2015, we generated $0.1 million in fewer net sales from the 1,100 fewer tons of co-products sold in the second quarter of 2015 as compared to the same period in 2014. The decline of $22.08, or 25%, in our average sales price per ton for the three months ended June 30, 2015 as compared to the same period in 2014 reduced our net sales by $8.5 million.

We increased both production and third party gallons sold, but decreased our volume of co-products sold, for the three months ended June 30, 2015 as compared to the same period in 2014. The increases in our production gallons and third party gallons sold are primarily due to increased production rates at our own plants and third party supplier plants, respectively, including, in the case of our own plants, as a result of the restart of production at our Madera plant in the second quarter of 2014. The slight decline in our volume of co-products sold is due to general supply and demand fluctuations. However, excluding the impact on our production levels due to the restart of production at our Madera plant, we and our third party suppliers decreased production rates in the first half of 2015, including in the three months ended June 30, 2015, as compared to the same period in 2014 due to low industry-wide crush margins resulting from lower ethanol sales prices due to excess ethanol inventories relative to demand, which more than offset the benefit of lower corn costs.

Six Months ended June 30, 2015

Net sales of ethanol declined by $130.0 million, or 26%, to $379.5 million for the six months ended June 30, 2015 as compared to $509.5 million for the six months ended June 30, 2014. Our total volume of ethanol gallons sold increased by 31.5 million gallons, or 13%, to 276.4 million gallons for the six months ended June 30, 2015 as compared to 244.9 million gallons for the same period in 2014. Total gallons sold as a producer or merchant increased 5.8 million gallons and 31.0 million gallons, respectively, for the six months ended June 30, 2015 as compared to the same period in 2014. At our average sales price per gallon of $1.71 for the six months ended June 30, 2015, we generated $62.9 million in additional net sales from the 36.8 million additional gallons of ethanol sold as a producer or merchant for the period as compared to the same period in 2014. In addition, we sold 5.3 million fewer gallons as an agent during the period. The 5.3 million fewer gallons of ethanol sold as an agent had an immaterial impact on our net sales for the six months ended June 30, 2015. The decline of $1.04, or 38%, in our average sales price per gallon for the six months ended June 30, 2015 as compared to the same period in 2014 reduced our net sales by $192.9 million.

Net sales of co-products declined by $10.7 million, or 17%, to $50.6 million for the six months ended June 30, 2015 as compared to $61.3 million for the same period in 2014. Our total volume of co-products sold increased by 12,300 tons to 728,100 tons for the six months ended June 30, 2015 from 715,800 tons for the same period in 2014. At our average sales price per ton of $67.71 for the six months ended June 30, 2015, we generated $0.8 million in additional net sales from the 12,300 additional tons of co-products sold in the first six months of 2015 as compared to the same period in 2014. However, the decline of $15.85, or 19%, in our average sales price per ton for the six months ended June 30, 2015 as compared to the same period in 2014, reduced our net sales by $11.5 million.

We increased both production and third party gallons sold, and our volume of co-products sold, for the six months ended June 30, 2015 as compared to the same period in 2014. The increases in our production gallons and third party gallons sold are primarily due to increased production rates at our own plants and third party supplier plants, respectively, including, in the case of our own plants, as a result of the restart of production at our Madera plant in the second quarter of 2014. The increase in our volume of co-products sold is due to increased production at our own plants, including as a result of the restart of production at our Madera plant. However, excluding the impact on our production levels due to the restart of production at our Madera plant, we and our third party suppliers decreased production rates in the first half of 2015 as compared to the same period in 2014 due to low industry-wide crush margins resulting from lower ethanol sales prices due to excess ethanol inventories relative to demand, which more than offset the benefit of lower corn costs.

Cost of Goods Sold and Gross Profit

Three Months ended June 30, 2015

Our gross profit declined to $6.3 million for the three months ended June 30, 2015 from $33.6 million for the same period in 2014. Our gross margin declined to 2.7% for the three months ended June 30, 2015 from a gross margin of 10.5% for the same period in 2014. Our gross profit and gross margin declined primarily due to significantly lower crush and commodity margins realized at our plants, predominantly related to lower ethanol sales prices relative to corn costs caused by industry-wide excess ethanol supply relative to demand.

Of the $27.3 million decline in gross profit for the three months ended June 30, 2015 as compared to the same period in 2014, $25.8 million related to our total production gallons sold and $1.5 million related to our merchant sales. Our production gallons sold increased by 1.0 million gallons in the three months ended June 30, 2015 as compared to the same period in 2014. Of the $25.8 million in lower gross profit resulting from our total production gallons sold, $26.0 million is attributable to our lower gross margins in the second quarter of 2015, which was partially offset by higher gross profits of $0.2 million attributable to the 1.0 million gallon increase in production gallons sold in the second quarter of 2015 as compared to the same period in 2014. Of the $1.5 million in lower gross profit resulting from our merchant sales, $2.2 million is attributable to our lower gross margins in the second quarter of 2015, which was partially offset by higher gross profits of $0.7 million attributable to the 10.3 million gallon increase in merchant gallons sold in the second quarter of 2015 as compared to the same period in 2014.

Six Months ended June 30, 2015

Our gross profit declined to $5.3 million for the six months ended June 30, 2015 from $72.1 million for the same period in 2014. Our gross margin declined to 1.2% for the six months ended June 30, 2015 from a gross margin of 12.5% for the same period in 2014. Our gross profit and gross margin declined primarily due to significantly lower crush and commodity margins realized at our plants, predominantly related to lower ethanol sales prices relative to corn costs caused by industry-wide excess ethanol supply relative to demand.

Of the $66.9 million decline in gross profit for the six months ended June 30, 2015 as compared to the same period in 2014, $54.8 million related to our total production gallons sold and $12.1 million related to our merchant sales. Our production gallons sold increased by 5.8 million gallons in the six months ended June 30, 2015 as compared to the same period in 2014. Of the $54.8 million in lower gross profit resulting from our total production gallons sold, $54.6 million is attributable to our lower gross margins in the first half of 2015 and $0.2 million is attributable to the 5.8 million gallon increase in production gallons sold in the first half of 2015 as compared to the same period in 2014. Of the $12.1 million in lower gross profit resulting from our merchant sales, $14.0 million is attributable to our lower gross margins in the second quarter of 2015, which was partially offset by higher gross profits of $1.9 million attributable to the 31.0 million gallon increase in merchant gallons sold in the first half of 2015 as compared to the same period in 2014.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Selling, general and administrative expenses	$3,993	$4,315	$(322)	(7.5)%	$8,898	$7,985	$913	11.4%
Percentage of net sales	1.8%	1.3%			2.1%	1.4%

Our SG&A expenses decreased $0.3 million to $4.0 million for the three months ended June 30, 2014 as compared to $4.3 million for the same period in 2014, and increased as a percentage of net sales for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease in SG&A expenses is primarily due to a decrease in compensation costs of $0.3 million due to lower incentive compensation tied to our profitability compared to the prior year.

Our SG&A expenses increased $0.9 million to $8.9 million for the six months ended June 30, 2015 as compared to $8.0 million for the same period in 2014. The increase in SG&A expenses is primarily due to an increase in professional fees of $1.2 million due to costs associated with our acquisition of Aventine, partially offset by a reduction in compensation costs of $0.6 million due to a decline in incentive compensation compared to the prior year.

At current levels of operation, including our recently-acquired Pacific Ethanol Midwest plants, we expect our SG&A expenses will be approximately $7.0 million per quarter through the end of 2015. In addition, we expect our capital expenditures to average $10.0 million per quarter through 2015.

Fair Value Adjustments and Warrant Inducements

The following table presents our fair value adjustments and warrant inducements in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Fair value adjustments and warrant inducements	$384	$485	$(101)	(20.8)%	$211	$(35,359)	$(35,570)	NM
Percentage of net sales	0.2%	0.2%			(0.0)%	(6.1)%

We issued warrants in various financing transactions from 2010 through 2013. These warrants were initially recorded at fair value and are adjusted quarterly. As a result of quarterly fair value adjustments and warrant inducements, we recorded income of $0.4 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and we recorded income of $0.2 million and expense of $35.4 million for the six months ended June 30, 2015 and 2014, respectively.

These changes in fair value are primarily due to the volatility in the market price of our common stock from period to period. The substantial change in fair value for the six months ended June 30, 2014 occurred because the exercise prices of our warrants were, as of June 30, 2014, well below the market price of our common stock. At December 31, 2013, the market price of our common stock was $5.09 per share and our outstanding warrants had a weighted-average exercise price of $7.27 per share. At June 30, 2014, the market price of our common stock had increased to $15.29 per share, and our outstanding warrants were in-the-money and had significant intrinsic value.

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

We paid an aggregate of $0.8 million in cash to certain warrant holders as an inducement to exercise their warrants and recorded an expense of $0.8 million for each of the three and six months ended June 30, 2014.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Interest expense, net	$1,005	$2,886	$(1,881)	(65.2)%	$2,020	$7,237	$(5,217)	(72.1)%
Percentage of net sales	0.4%	0.9%			0.5%	1.3%

Interest expense, net declined by $1.9 million to $1.0 million for the three months ended June 30, 2015 from $2.9 million for the same period in 2014. Interest expense, net declined by $5.2 million to $2.0 million for the six months ended June 30, 2015 from $7.2 million for the same period in 2014. The decrease in interest expense, net for these periods is primarily due to decreased average debt balances, partially offset by accelerations of debt discount and deferred financing fees of an aggregate of $0.9 million and $2.5 million for the three and six months ended June 30, 2014, respectively, due to the early retirement of the indebtedness associated with our Pacific Ethanol West plants and our senior unsecured notes.

Loss on Extinguishments of Debt

The following table presents our loss on extinguishments of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Loss on extinguishments of debt	$–	$2,363	$(2,363)	(100)%	$–	$2,363	$(2,363)	(100)%
Percentage of net sales	–%	0.7%			–%	0.4%

For the three and six months ended June 30, 2014, we extinguished certain PE Op Co. debt by paying $2.4 million in cash in excess of the amount of the debt, and as such, recorded a loss on extinguishments of debt. We retired a total of $31.7 million and $64.8 million in debt in the three and six months ended June 30, 2014, eliminating all parent level debt and reducing our consolidated third-party debt at the plant level to $17.0 million.

Other Expense, net

The following table presents our other expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Other expense, net	$58	$335	$(277)	(82.7)%	$187	$562	$(375)	(66.7)%
Percentage of net sales	0.0%	0.1%			0.0%	0.1%

Other expense, net decreased by $0.3 million to less than $0.1 million for the three months ended June 30, 2015 from $0.4 million for the same period in 2014. Other expense, net decreased by $0.4 million to $0.2 million for the six months ended June 30, 2015 from $0.6 million for the same period in 2014. These decreases in other expense, net are primarily due to lower expenditures related to nonoperational items at our plants.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Provision (benefit) for income taxes	$530	$7,196	$(6,666)	(92.6)%	$(2,170)	$10,466	$(12,636)	NM
Percentage of net sales	0.2%	2.2%			0.5%	1.8%

For the three and six months ended June 30, 2015, we recorded a provision for income taxes of $0.5 million and a benefit of $2.2 million, respectively, at an estimated effective tax rate. For the three and six months ended June 30, 2014, we generated income subject to income tax, partially as a result of the non-tax deductible nature of our fair value adjustments for the period. As a result, we recorded a gross provision for income taxes of $18.5 million for the six months ended June 30, 2014. Further, we reversed $8.0 million of our valuation allowance against our net tax assets, resulting in a net provision for income taxes of $10.5 million for the six months ended June 30, 2014, representing an effective tax rate of 56.2% of pre-tax income. Our remaining net operating loss carryforwards may be limited on an annual basis for the remainder of the year.

Net (Income) Loss Attributed to Noncontrolling Interests

The following table presents the portion of our net (income) loss attributed to noncontrolling interests in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Net (income) loss attributed to noncontrolling interests	$(42)	$(1,394)	$(1,352)	97.0%	$87	$(3,403)	$3,490	NM
Percentage of net sales	(0.0)%	(0.4)%			0.0%	(0.6)%

Net (income) loss attributed to noncontrolling interests relates to our consolidated treatment of PE Op Co., which indirectly owns our plants located in the Western United States. For the three and six months ended June 30, 2015 and 2014, we consolidated the entire income statement of PE Op Co. However, because we owned only 91% and 85% of PE Op Co. for portions of the three and six months ended June 30, 2015 and 2014, respectively, we reduced our consolidated net income (loss) for the noncontrolling interests, which were the ownership interests that we did not own. The decreases in net income attributed to noncontrolling interests for the periods are primarily due to lower operating income from significantly improved commodity margins, much of which was generated at the plant level. Going forward, given our 100% ownership of PE Op Co., no amounts will be recorded for noncontrolling interests.

Net Income (Loss) Attributed to Pacific Ethanol

The following table presents our net income (loss) attributed to Pacific Ethanol in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Net income (loss) attributed to Pacific Ethanol	$1,010	$15,572	$(14,562)	(93.5)%	$(3,370)	$4,746	$(8,116)	NM
Percentage of net sales	0.4%	4.8%			(0.8)%	0.8%

Net income attributed to Pacific Ethanol decreased substantially during the three and six months ended June 30, 2015 as compared to the same periods in 2014, primarily due to significantly lower crush and commodity margins in 2015 resulting from lower ethanol and co-product sales prices.

Preferred Stock Dividends and Income (Loss) Available to Common Stockholders

The following table presents our preferred stock dividends in dollars for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, these preferred stock dividends as a percentage of net sales, and our income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Preferred stock dividends	$315	$315	$–	–%	$627	$627	$–	–%
Percentage of net sales	0.1%	0.1%			0.1%	0.1%
Income (loss) available to common stockholders	$695	$15,257	$(14,562)	(95.4)%	$(3,997)	$4,119	$(8,116)	NM
Percentage of net sales	0.3%	4.8%			(0.9)%	0.7%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid cash dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for the three months ended June 30, 2015 and 2014, and $0.6 million for the six months ended June 30, 2015 and 2014.

Liquidity and Capital Resources

During the six months ended June 30, 2015, we funded our operations primarily from cash flow from operations and cash on hand. These funds were also used to make capital expenditures and payments on Kinergy’s revolving credit facility.

Our current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility and under our credit facilities for our Pacific Ethanol West plants. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our credit facilities, cash generated from operations, fees paid under our asset management agreement relating to our plants, and proceeds from warrant exercises.

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated capital requirements for at least the next twelve months.

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

	June 30, 2015	December 31, 2014	Variance
Cash and cash equivalents	$49,262	$62,084	(20.7)%
Current assets	$117,664	$139,551	(15.7)%
Current liabilities	$25,940	$25,447	1.9%
Notes payable, noncurrent portion	$25,559	$34,533	(26.0)%
Working capital	$91,724	$114,104	(19.6)%
Working capital ratio	4.54	5.48	(17.2)%

Change in Working Capital and Cash Flows

Working capital decreased to $91.7 million at June 30, 2015 from $114.1 million at December 31, 2014 as a result of a decrease in current assets of $21.9 million and an increase in current liabilities of $0.5 million.

Current assets decreased primarily due to a decrease in cash and cash equivalents of $12.8 million predominantly due to $12.2 million in capital expenditures and $9.0 million of payments on Kinergy’s revolving line of credit, a decrease in accounts receivable of $6.0 million primarily due to lower ethanol prices, a decrease in prepaid inventory of $3.6 million due to lower ethanol prices, partially offset by an increase in inventories of $0.3 million and other current assets of $0.2 million. Current liabilities increased primarily due to an increase in accounts payable and accrued liabilities of $4.3 million resulting from the timing of payments during the period, partially offset by a decrease in the current portion of capital leases of $2.3 million due to capital lease payments made during the quarter, and a decrease in other current liabilities of $1.5 million due to a reduction in derivative liabilities.

Cash provided by our operating activities declined by $40.0 million primarily due to lower earnings predominantly from lower crush margins resulting from lower ethanol prices. Adjustments to reconcile net loss for the six months ended June 30, 2015 to net cash provided by operating activities include depreciation and amortization of $6.7 million, a decrease in accounts receivable of $6.0 million predominantly due to lower ethanol prices and a decrease in prepaid inventory of $3.6 million also due to lower ethanol prices, an increase in prepaid expenses and other assets of $1.5 million resulting from an increased tax benefit for the period and a decrease in accounts payable of $1.1 million due to the timing of payments during the period.

We used an additional $5.7 million in cash in our investing activities in the first half of 2015 as compared to the same period in 2014 for additions to property and equipment associated with our plant improvement initiatives.

Cash used in our financing activities of $12.0 million in the first half of 2015 resulted from payments on Kinergy’s revolving line of credit of $9.0 million, principal payments on capital leases of $2.8 million and preferred stock dividends of $0.6 million, which were partially offset by the proceeds from exercises of our warrants in the aggregate amount of $0.4 million.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $75.0 million. The credit facility expires on December 31, 2020. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging from 1.75% to 2.75%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter.

The credit facility also includes the accounts receivable and any inventory of Pacific Ag. Products, LLC, or PAP, one of our indirect wholly-owned subsidiaries, as additional collateral.

For all monthly periods in which excess availability falls below a specified level, Kinergy and PAP must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling earnings before interest, taxes, depreciation and amortization (EBITDA) divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness) or making any capital expenditures in excess of $0.1 million absent the lender’s prior consent. Kinergy’s and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender.

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Years Ended December 31,
	2015	2014	2014	2013

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	10.27	14.54	17.66	8.64
Excess	8.27	12.54	15.66	6.64

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2015, Kinergy had an outstanding balance of $8.6 million and an unused borrowing base of $21.4 million under the credit facility. On July 1, 2015, Kinergy’s available borrowing base increased to $34.4 million as a result of an amendment to the credit facility which, in addition to increasing the maximum credit available under the facility and other changes, included additional eligible collateral.

Pacific Ethanol West Term Debt and Operating Line of Credit

Our indebtedness associated with our Pacific Ethanol West plants as of June 30, 2015 consisted of a $32.5 million tranche A-1 term loan and a $26.3 million tranche A-2 term loan. Pacific Ethanol, Inc. holds $41.8 million of these term loans, which are eliminated in consolidation. The term debt requires monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at our election, plus 10.0%. The revolving credit facilities require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at our election, plus 10.0%. At June 30, 2015, the average interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the Pacific Ethanol West plants, until maturity, when all principal amounts are due.

As of June 30, 2015, we had no outstanding principal balances on our revolving credit facilities for the Pacific Ethanol West plants and an aggregate borrowing availability of $19.5 million.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Pacific Ethanol West plants. The creditors under the term loans and revolving credit facilities for the Pacific Ethanol West plants do not have recourse to Pacific Ethanol, Inc.

Aventine Indebtedness

On July 1, 2015, upon effectiveness of the Aventine acquisition, Aventine became one of our wholly-owned subsidiaries and, on a consolidated basis, the combined company became obligated with respect to Aventine’s term loan and revolving credit facilities. Aventine’s creditors under Aventine’s term loan and revolving credit facilities have recourse solely against Aventine and its subsidiaries and not against Pacific Ethanol, Inc. or its other direct or indirect subsidiaries.

As of July 1, 2015, Aventine’s term loan facility had an outstanding balance of approximately $145.6 million.

Interest on the term loan facility accrues and may be paid in cash at a rate of 10.5% per annum or may be paid in-kind at a rate of 15.0% per annum by adding such interest to the outstanding principal balance. If we elect to pay interest in-kind, the interest is capitalized at the end of each quarter. The term loan facility matures on September 24, 2017. The term loan facility is secured through a first-priority lien on substantially all of Aventine’s assets and contains customary financial covenants, including the requirement that Aventine maintain a cash balance of at least $2.0 million.

As of July 1, 2015, Aventine’s revolving line of credit had a maximum availability of $40.0 million and an outstanding balance of approximately $13.8 million.

On July 1, 2015, we repaid, on behalf of Aventine, approximately $14.5 million, including approximately $0.7 million in termination fees, representing all amounts owed under the revolving line of credit.

We are evaluating opportunities to consolidate and refinance our total term debt with the intent to lower our overall cost of borrowing.

Contractual Obligations

There have been no material changes in the three months ended June 30, 2015 to the amounts presented in the table under the Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2014.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2015 and 2014.

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

Commodity Risk

We produce ethanol and ethanol co-products. Our business is sensitive to changes in the prices of each of ethanol and corn. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in ethanol and corn prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We are subject to market risk with respect to ethanol pricing. Ethanol prices are sensitive to global and domestic ethanol supply, crude-oil supply and demand; crude-oil refining capacity; carbon intensity; government regulation; and consumer demand for alternative fuels. Our ethanol sales are priced using contracts that are either based on a fixed price or an indexed price tied to a specific market, such as CBOT or the Oil Price Information Service. Under these fixed-priced arrangements, we are exposed to risk of a decrease in the market price of ethanol between the time the price is fixed and the time the ethanol is sold.

We satisfy our physical corn needs, the principal raw material used to produce ethanol and ethanol co-products, based on supply-guaranteed contracts with our vendors. Generally, we determine the purchase price of our corn at the time we begin to grind that day’s needs. Sometimes, we may also enter into contracts with our vendors to fix a portion of the purchase price of our corn requirements. As such, we are also subject to market risk with respect to the price of corn. The price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global supply and demand. Under the fixed-price arrangements, we assume the risk of a decrease in the market price of corn between the time this price is fixed and the time the corn is utilized.

Ethanol co-products are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives, and supply factors, primarily production of ethanol co-products by ethanol plants and other sources.

As noted above, we may attempt to reduce the market risk associated with fluctuations in the price of ethanol or corn by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options executed on the CBOT and/or the New York Mercantile Exchange, as well as the daily management of physical corn.

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $0.5 million and gains of $0.5 million related to settled non-designated hedges as the change in the fair values of these contracts for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of June 30, 2015, which may differ materially from actual results, are as follows (in millions):

Commodity	Six Months Ended June 30, 2015 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	276.4	Gallons	$16.4
Corn	32.9	Bushels	$15.2

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At June 30, 2015, all of our long-term debt of $25.6 million was variable-rate in nature. Based on a 100 basis point (1.00%) change in the interest rate on our long-term debt, pre-tax income for the six months ended June 30, 2015 would be negatively impacted by approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Western Sugar Cooperative

Pacific Ethanol, Inc., through a subsidiary acquired in its acquisition of Aventine, became involved in a pending lawsuit with Western Sugar Cooperative (“Western Sugar”) that pre-dated the Aventine acquisition.

On February 27, 2015, Western Sugar filed a complaint in the United States District Court for the District of Colorado (Case No. 1:15-cv-00415) naming Aventine Renewable Energy, Inc. (“ARE, Inc.”), one of Aventine’s subsidiaries, as defendant. Western Sugar amended its complaint on April 21, 2015. ARE, Inc. purchased surplus sugar through a United States Department of Agriculture program. Western Sugar was one of the entities that warehoused this sugar for ARE, Inc. The suit alleges that ARE, Inc. breached its contract with Western Sugar by failing to pay certain penalty rates for the storage of its sugar or alternatively failing to pay a premium rate for storage. Western Sugar alleges that the penalty rates apply because ARE, Inc. failed to take timely delivery or otherwise cause timely shipment of the sugar. Western Sugar claims “expectation damages” in the amount of approximately $8.6 million. ARE, Inc. filed answers to Western Sugar’s complaint and amended complaint generally denying Western Sugar’s allegations and asserting various defenses. The case is currently in its discovery phase. We are evaluating Western Sugar’s claims and may accrue a litigation reserve for this matter.

Aurora Cooperative Elevator Company

Pacific Ethanol, Inc., through subsidiaries acquired in its acquisition of Aventine, became involved in various pending lawsuits with Aurora Coop that pre-dated the Aventine acquisition.

On July 26, 2015, we settled all outstanding litigation with Aurora Coop. Pacific Ethanol and Aurora Coop agreed to dismiss all lawsuits with prejudice with no admission of fault or liability by the parties, and to release the alleged option held by Aurora Coop to repurchase the land upon which Pacific Ethanol’s 110 million gallon ethanol production facility in Aurora, Nebraska is located (the “Aurora West Facility”). In addition, the parties agreed to terminate the grain supply, marketing and various other agreements between them or their subsidiaries. Under the terms of the settlement, Pacific Ethanol and Aurora Coop will each bear its own costs and fees associated with the lawsuits and the settlement. Pacific Ethanol and Aurora Coop agreed to continue to work together to amend or replace certain real property easements currently in place to ensure continued mutual access by both parties to a system of rails, rail switches, roads, electrical improvements, and utilities already constructed near the Aurora West Facility.

Below is a description of the settled litigation matters involving Aurora Coop.

On May 29, 2012, Aventine filed suit against Aurora Coop seeking declaratory relief. The suit alleged Aurora Coop had improperly threatened to invoke a purported option to acquire the land upon which the Aurora West Facility is located. On June 21, 2012, Aurora Coop filed claims against Aventine which were removed to the United States District Court for the District of Nebraska (Case No. 4:12-cv-0230), naming Aventine and Aventine Renewable Energy – Aurora West, LLC (“AWLLC”), one of Aventine’s subsidiaries, as defendants. The suit alleged that Aventine failed to complete construction and operate the Aurora West Facility by a contractual deadline, thereby allowing Aurora Coop to exercise an option to repurchase 74 acres of land upon which the Aurora West Facility is located, together with the Aurora West Facility and all related improvements, for a purchase price of $16,500 per acre. Aurora Coop asserted that its contractual right to exercise this option arose on July 1, 2012 due to Aventine’s alleged failure to complete construction of the Aurora West Facility as of that date. Aurora Coop also sought a judicial order imposing a constructive trust and requiring Aventine to account for and pay to Aurora Coop the greater of the profits which Aventine received or may have received in the exercise of reasonable care in the operation of the Aurora West Facility after July 1, 2012 to compensate Aurora Coop for damages it allegedly suffered as a result of Aventine’s purported delay in conveying title to the Aurora West Facility and the land upon which it is located. Aventine answered the suit, arguing that the contract only required Aventine to diligently pursue construction, that construction was complete, and that there was no contractual ethanol production requirement. On July 26, 2015, we settled this matter with Aurora Coop, as described above.

On February 4, 2014, Aurora Coop filed suit in the United States District Court for the District of Nebraska (Case No. 4:14-cv-3032), naming Aventine and AWLLC as defendants. The suit was for declaratory judgment concerning Aurora Coop’s rights as to certain disputed rail access matters. Aventine counterclaimed seeking damages for denial of rail access, including access over rail equipment for which it shared the costs of construction. On July 26, 2015, we settled this matter with Aurora Coop, as described above.

On November 8, 2013, Nebraska Energy, L.L.C. (“NELLC”), one of Aventine’s subsidiaries, filed suit in the United States District Court for the District of Nebraska (Case No. 4:13-cv-03190), naming Aurora Coop as defendant. NELLC and Aurora Coop entered into a grain supply agreement that required NELLC to purchase all grain from Aurora Coop under an actual cost-plus fixed-fee price formula. The suit alleged breach of contract for failure to permit an audit of transactions between the parties and an unspecified amount of damages resulting from Aurora Coop’s failure to properly charge NELLC under the price formula. Aurora Coop counterclaimed for breach of certain grain supply and marketing agreements between the parties. On July 26, 2015, we settled this matter with Aurora Coop, as described above.

On September 20, 2012, Aurora Coop filed suit in the United States District Court for the District of Nebraska (Case No. 4:12-cv-03200), naming Aventine, ARE, Inc. and AWLLC as defendants. The suit alleged that Aurora Coop acquired grain on the Aventine parties’ behalf for which the Aventine parties had not paid and of which none of the Aventine parties had accepted delivery. The suit sought approximately $1,800,000 in damages. The Aventine parties denied that the grain belonged to any of them and counterclaimed for amounts Aurora Coop owed to Aventine, which Aurora Coop had set off against amounts allegedly owed by the Aventine parties. The dispute was referred to the National Grain and Feed Association (NGFA Case No. 2651) for arbitration in which the Aventine parties prevailed. Thereafter, Aurora Coop sought to recast its claims in the federal suit to include breach of contract damages and other remedies. On July 26, 2015, we settled this matter with Aurora Coop, as described above.

On September 11, 2014, AWLLC filed suit with the Nebraska Public Service Commission naming Aurora Coop as defendant. The suit was for declaratory judgment on and an unspecified amount of damages as to Aurora Coop’s denial of rail access and AWLLC’s costs related to the construction of various infrastructures to work around that denial of access. Aventine claimed that Aurora Coop’s actions in locking out access violated public policy and state law. On July 26, 2015, we settled this matter with Aurora Coop, as described above.

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

We have incurred significant losses and negative operating cash flow in the past. For the six months ended June 30, 2015, we incurred consolidated net losses of approximately $3.5 million. For 2013 and 2012, we incurred consolidated net losses of approximately $1.2 million and $43.4 million, respectively, and in 2012 incurred negative operating cash flow of $20.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand and cash, if any, generated from our operations and from future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

Our results of operations and our ability to operate at a profit is largely dependent on managing the costs of corn and natural gas and the prices of ethanol, distillers grains and other ethanol co-products, all of which are subject to significant volatility and uncertainty.

Our results of operations are highly impacted by commodity prices, including the cost of corn and natural gas that we must purchase, and the prices of ethanol, distillers grains and other ethanol co-products that we sell. Prices and supplies are subject to and determined by market and other forces over which we have no control, such as weather, domestic and global demand, supply shortages, export prices and various governmental policies in the United States and around the world.

As a result of price volatility of corn, natural gas, ethanol, distillers grains and other ethanol co-products, our results of operations may fluctuate substantially. In addition, increases in corn or natural gas prices or decreases in ethanol, distillers grains or other ethanol co-product prices may make it unprofitable to operate. In fact, some of our marketing activities will likely be unprofitable in a market of generally declining ethanol prices due to the nature of our business. For example, to satisfy customer demands, we maintain certain quantities of ethanol inventory for subsequent resale. Moreover, we procure much of our inventory outside the context of a marketing arrangement and therefore must buy ethanol at a price established at the time of purchase and sell ethanol at an index price established later at the time of sale that is generally reflective of movements in the market price of ethanol. As a result, our margins for ethanol sold in these transactions generally decline and may turn negative as the market price of ethanol declines.

No assurance can be given that corn or natural gas can be purchased at, or near, current or any particular prices or that ethanol, distillers grains or other ethanol co-products will sell at, or near, current or any particular prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol, distillers grains or other ethanol co-products.

Over the past several years, the spread between ethanol and corn prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol, distillers grains and other ethanol co-products could decline below the marginal cost of production, which may force us to suspend production of ethanol, distillers grains and ethanol co-products at some or all of our plants.

Increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the Renewable Fuels Association, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in January 1999 to 14.5 billion gallons in 2014. In addition, if ethanol production margins improve, we anticipate that owners of idle ethanol production facilities, many of which may be idled due to poor production margins, will restart operations, thereby resulting in more abundant ethanol supplies and inventories. Any increase in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $1.50 to $3.52 per gallon during 2014. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at our plants and other considerations related to production efficiencies, our plants depend on just-in-time delivery of corn. The production of ethanol also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. The prices of electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our plants need or may not be able to supply those resources on acceptable terms. Any disruptions in the ethanol production infrastructure, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy and may require us to halt production at one or more plants which could have a material adverse effect on our business, results of operations and financial condition.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results of operations.

In an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, we may enter into contracts to fix the price of a portion of our ethanol production or purchase a portion of our corn or natural gas requirements on a forward basis. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. As a result, our results of operations and financial condition may be adversely affected by fluctuations in the price of corn, natural gas, ethanol and unleaded gasoline.

Operational difficulties at our plants could negatively impact sales volumes and could cause us to incur substantial losses.

Operations at our plants are subject to labor disruptions, unscheduled downtimes and other operational hazards inherent in the ethanol production industry, including equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.

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

If we fail to integrate successfully the businesses of Pacific Ethanol and Aventine in the expected timeframe our results of operations will be adversely affected.

The success of the Aventine acquisition will depend, in large part, on our ability to realize the anticipated benefits from combining the businesses of Pacific Ethanol and Aventine. To realize these anticipated benefits, we must successfully integrate the businesses of Pacific Ethanol and Aventine. This integration will be complex and time-consuming.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the acquisition.

Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers of either of Pacific Ethanol or Aventine deciding not to do business with us;
•	complexities associated with managing the larger, more complex, combined business;
•	integrating personnel;
•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisition; and
•	performance shortfalls as a result of the diversion of management’s attention caused by integrating Pacific Ethanol’s and Aventine’s operations.

Our future results will suffer if we do not effectively manage our expanded operations.

Our business following the Aventine acquisition is significantly larger than the individual businesses of Pacific Ethanol and Aventine prior to the acquisition. Our future success depends, in part, upon our ability to manage our expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, annual net operating synergies, revenue enhancements and other benefits currently anticipated to result from the acquisition.

We are currently engaged in a dispute in connection with the storage of surplus beet sugar and amounts allegedly owed by us.

Pacific Ethanol, Inc., through a subsidiary acquired in its acquisition of Aventine, became involved in a pending lawsuit with Western Sugar that pre-dated the Aventine acquisition.

In 2013, Aventine’s, and now our, wholly-owned subsidiary purchased surplus beet sugar through a United States Department of Agriculture program. Western Sugar was one of the entities that warehoused this surplus sugar. Western Sugar has asserted that Aventine’s subsidiary breached its contract with Western Sugar by failing to pay certain penalty rates for the storage of its sugar or alternatively failing to pay a premium rate for storage because the subsidiary failed to take timely delivery or otherwise cause timely shipment of the sugar. On February 27, 2015, Western Sugar filed an action in the United States District Court, District of Colorado, seeking payment of the penalty storage fees as “expectation damages,” in the amount of approximately $8.6 million. We are evaluating Western Sugar’s claims and may accrue a litigation reserve for this matter. Our inability to successfully defend this matter could have a material adverse effect on our financial condition.

Our level of indebtedness, including Aventine’s indebtedness, may make it more difficult for us to pay or refinance our debts and we may need to divert our cash flow from operations to debt service payments. Our indebtedness could limit our ability to pursue other strategic opportunities and could increase our vulnerability to adverse economic and industry conditions.

As a result of the Aventine acquisition, on a consolidated basis, we are responsible for Aventine’s outstanding debt. Our total consolidated indebtedness immediately prior to the acquisition was approximately $25.6 million. Our total consolidated indebtedness immediately after the acquisition was approximately $171.2 million. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

Our increased indebtedness could also have important consequences to holders of our common stock. For example, it could:

•	make it more difficult to pay or refinance our debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

•	limit our flexibility to pursue other strategic opportunities or react to changes in our business and the industry in which we operates and, consequently, place us at a competitive disadvantage to our competitors who have less debt; or

•	require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividend payments and other general corporate purposes.

Based upon current levels of operations, we expect to generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under our existing credit facilities, indentures and other instruments governing our outstanding indebtedness, including Aventine’s outstanding debt, but there can be no assurance that we will be able to repay or refinance such borrowings and obligations.

If Kinergy fails to satisfy its financial covenants under its credit facility, it may experience a loss or reduction of that facility, which would have a material adverse effect on our financial condition and results of operations.

We are substantially dependent on Kinergy’s credit facility to help finance its operations. Kinergy must satisfy monthly financial covenants under its credit facility, including fixed-charge coverage ratio covenants. Kinergy will be in default under its credit facility if it fails to satisfy any financial covenant. A default may result in the loss or reduction of the credit facility. The loss of Kinergy’s credit facility, or a significant reduction in Kinergy’s borrowing capacity under the facility, would result in Kinergy’s inability to finance a significant portion of its business and would have a material adverse effect on our financial condition and results of operations.

The United States ethanol industry is highly dependent upon certain federal and state legislation and regulation and any changes in legislation or regulation could have a material adverse effect on our results of operations, cash flows and financial condition.

The Environmental Protection Agency, or EPA, has implemented the national Renewable Fuel Standard, or national RFS, pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The national RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. The domestic market for ethanol is significantly impacted by federal mandates under the national RFS program for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for ethanol will be largely dependent upon incentives to blend ethanol into motor fuels, including the relative price of gasoline versus ethanol, the relative octane value of ethanol, constraints in the ability of vehicles to use higher ethanol blends, the national RFS, and other applicable environmental requirements. Any significant increase in production capacity above the national RFS minimum requirements may have an adverse impact on ethanol prices.

Legislation aimed at reducing or eliminating the renewable fuel use required by the national RFS has been introduced in the United States Congress. On January 21, 2015, the Leave Ethanol Volumes at Existing Levels (LEVEL) Act (H.R. 434) was introduced in the House. The bill would amend the national RFS by decreasing the required volume of renewable fuels in 2015-2022 to 7.5 billion gallons per year. On February 4, 2015, the RFS Elimination Act (H.R. 703) was introduced in the House of Representatives. The bill would fully repeal the national RFS. Also introduced on February 4, 2015, was the RFS Reform Act (H.R. 704), which prohibits corn-based ethanol from meeting the national RFS requirements, caps the amount of ethanol that can be blended into conventional gasoline at 10%, and requires the EPA to set requirements for cellulosic biofuels at actual production levels. On January 6, 2015, a bill (H.R. 21) was introduced in the House of Representatives to vacate the waiver issued by EPA allowing the use of 15% ethanol blends in certain light-duty vehicles. On February 26, 2015, the Corn Ethanol Mandate Elimination Act of 2015 (S. 577) was introduced in the Senate. The bill would eliminate corn ethanol as qualifying as a renewable fuel under the national RFS. The American Energy Renaissance Act (S. 791 and H.R. 1487), which was introduced in the Senate on March 18, 2015 and the House on March 19, 2015, would phase out the national RFS over a five-year period. The Renewable Fuel Standard Repeal Act (S. 1584), which would fully repeal the national RFS, was introduced in the Senate on June 16, 2015. All of these bills were assigned to a congressional committee, which will consider them before possibly sending any of them on to the House of Representatives or the Senate as a whole. Our operations could be adversely impacted if any legislation is enacted that reduces or eliminates the national RFS volume requirements or that reduces or eliminates corn ethanol as qualifying as a renewable fuel under the national RFS.

Under the provisions of the Clean Air Act, as amended by the Energy Independence and Security Act of 2007, the EPA has limited authority to waive or reduce the mandated national RFS requirements, which authority is subject to consultation with the Secretaries of Agriculture and Energy, and based on a determination that there is inadequate domestic renewable fuel supply or implementation of the applicable requirements would severely harm the economy or environment of a state, region or the United States. On November 15, 2013, the EPA released its Notice of Proposed Rulemaking for the national RFS for 2014. The EPA proposed to reduce the Renewable Volume Obligations, or RVO, for 2014 for key categories of biofuel covered by the national RFS below the 2014 volumes specified in 2007 by the Energy Independence and Security Act of 2007 and below the RVO for 2013. However, the EPA withdrew its proposal on December 9, 2014, and announced that it would not finalize the RVO for 2014 until 2015. In addition, the EPA announced that it would propose the RVO for 2015 and 2016 simultaneously in 2015. On May 29, 2015, the EPA published its proposed rule for RFS blending requirements for 2014-2016. Because 2014 has passed, the EPA proposes to base the 2014 blending requirement on the market’s actual use of renewable fuel. For 2015, the EPA is proposing to reduce the portion of the national RFS mandate for which corn ethanol qualifies from the statutory level of 15.0 billion gallons to 13.4 billion gallons. For 2016, the EPA is proposing to reduce this portion of the national RFS from the statutory level of 15.0 billion gallons to 14.0 billion gallons. The EPA’s decision to propose cuts to the Congressionally established volumes is based on the EPA’s perception that the nation’s refueling infrastructure is currently unable to distribute the statutorily-required volumes to consumers. The EPA held a public hearing on its proposal on June 25, 2015, and accepted written comments from the public through July 27, 2015. A final rule for the 2014-2016 national RFS requirements is expected to be published by the EPA no later than November 30, 2015. Our operations could be adversely impacted if the EPA finalizes RVO levels that are below the levels specified in the national RFS.

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

We also face increasing competition from international suppliers. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that are generally substantially lower than our cost structures. Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to compete effectively, which could adversely affect our business, financial condition and results of operations.

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

Our success will depend on relationships with third parties and pre-existing customers of Pacific Ethanol and Aventine, which relationships may be affected by customer preferences or public attitudes about the Aventine acquisition. Any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

Our success will depend on our ability to maintain and renew business relationships, including relationships with preexisting customers of both Pacific Ethanol and Aventine, and to establish new business relationships. There can be no assurance that we will be able to maintain preexisting customer contracts and other business relationships, or enter into or maintain new customer contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition or results of operations.

Business issues faced by Pacific Ethanol or Aventine may be imputed to our operations as a whole or to the operations of the other company.

To the extent that Pacific Ethanol or Aventine has or is perceived by customers to have operational challenges or other business issues, those challenges or issues may raise concerns by existing customers as to our operations as a whole or as to the operations of the other company, which may limit or impede our ability to maintain relationships with those customers.

We have incurred and will incur significant costs in connection with the Aventine acquisition.

We have incurred and expect to incur significant costs associated with the Aventine acquisition and combining the operations of Pacific Ethanol and Aventine. Although the exact amount of these costs is not yet known, we estimate that these costs will be approximately $2.7 million in the aggregate. In addition, there may be unanticipated costs associated with the integration. Although we expect that the elimination of duplicative costs and other efficiencies may offset incremental transaction and acquisition-related costs over time, these benefits may not be achieved in the near term or at all.

Our ability to utilize net operating loss carryforwards and certain other tax attributes may be limited as a result of the Aventine acquisition.

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

As of December 31, 2014, Pacific Ethanol and Aventine had $28.3 million and $63.5 million, respectively, of NOLs that are currently limited in their annual use. As a result of the Aventine acquisition, it is possible that either or both Pacific Ethanol and Aventine will be deemed to have undergone an “ownership change” for purposes of Section 382 of the Code. Accordingly, our ability to utilize these NOL carryforwards may be substantially limited. These limitations could in turn result in increased future tax obligations, which could have a material adverse effect on our business, financial condition or results of operations.

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

We depend in part on one third-party supplier for a significant portion of the ethanol we sell. If this supplier does not continue to supply us with ethanol in adequate amounts, we may be unable to satisfy the demands of our customers and our sales, profitability and relationships with our customers will be adversely affected.

We depend in part, and expect to continue to depend for the foreseeable future, on one third-party supplier for a significant portion of the total amount of ethanol that we sell. During 2014, 2013 and 2012, one supplier provided in excess of 10% of the total volume of ethanol we sold, accounting for an aggregate of approximately $134.6 million, $145.2 million and $109.9 million in net sales, representing 12%, 16% and 13% of our net sales, respectively, for those periods. This third-party supplier is located in the Midwest. The delivery of ethanol from this supplier is therefore subject to delays resulting from inclement weather and other conditions. If this supplier is unable or declines for any reason to continue to supply us with ethanol in adequate amounts, we may be unable to replace that supplier and source other supplies of ethanol in a timely manner, or at all, to satisfy the demands of our customers. If this occurs, our sales, profitability and our relationships with our customers will be adversely affected.

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

We may be liable for the investigation and cleanup of environmental contamination at each of our plants and at off-site locations where we arrange for the disposal of hazardous substances or wastes. If these substances or wastes have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our plants. Present and future environmental laws and regulations, and interpretations of those laws and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition.

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

If we are unable to attract or retain key personnel, including as a result of the Aventine acquisition, our ability to operate effectively may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to operate our business and implement strategies depends, in part, on the efforts of our executive officers and other key personnel. Our future success will depend on, among other factors, our ability to retain our current key personnel and attract and retain qualified future key personnel, particularly executive management. In addition, the success of the Aventine acquisition will depend in part on our ability to retain key personnel. It is possible that these personnel might decide not to remain with us now that the acquisition is completed. If these key personnel terminate their employment, our business activities might be adversely affected and management’s attention might be diverted from integrating the businesses of Pacific Ethanol and Aventine to recruiting suitable replacement personnel. We may be unable to locate suitable replacements for any such key personnel or offer employment to potential replacement personnel on reasonable terms. If we are unable to attract or retain key personnel, our ability to operate effectively may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Ownership of our Common Stock

Resales of shares of our common stock issued upon closing the Aventine acquisition, or a perception that a substantial number of such shares will be resold into the market, may cause the market price of our common stock and the value of your investment to decline significantly.

We issued an aggregate of approximately 17.8 million shares of our common stock and non-voting common stock upon the closing the Aventine acquisition. A majority of the newly issued shares are subject to stockholders agreements entered into by us and certain former Aventine stockholders prohibiting the sale of our shares issued in connection with the acquisition for various periods of time. The issuance of these new shares of our common stock and non-voting common stock, and the sale of these new shares of common stock (including shares of common stock issuable upon conversion of shares of non-voting common stock issued in the acquisition) by former Aventine stockholders (i) after the acquisition, for those former Aventine stockholders not subject to the stockholders agreements, or (ii) after applicable restrictive periods have passed for those former Aventine stockholders subject to the stockholders agreements, or the perception that these sales could occur, could have the effect of depressing the market price for shares of our common stock.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	fluctuations in the market prices of ethanol and its co-products;
•	the cost of key inputs to the production of ethanol, including corn and natural gas;
•	the volume and timing of the receipt of orders for ethanol from major customers;
•	competitive pricing pressures;
•	our ability to timely and cost-effectively produce, sell and deliver ethanol;
•	the announcement, introduction and market acceptance of one or more alternatives to ethanol;
•	losses resulting from adjustments to the fair values of our outstanding warrants to purchase our common stock;
•	changes in market valuations of companies similar to us;
•	stock market price and volume fluctuations generally;
•	the possibility that the anticipated benefits from our acquisition of Aventine cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated;
•	regulatory developments or increased enforcement;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	our inability to obtain any necessary financing;
•	our financing activities and future sales of our common stock or other securities; and
•	our ability to maintain contracts that are critical to our operations.

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

The Aventine acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

Although the Aventine acquisition is expected to be accretive to earnings per share, the acquisition may not be accretive, and may be dilutive, to our earnings per share. The expectation that the acquisition will be accretive is based on preliminary estimates that may materially change. All of the risk factors applicable to the ethanol industry and our business as a marketer and producer of ethanol are also be applicable to Aventine’s business. In addition, future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than may be expected, including:

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

We will record goodwill in connection with the Aventine acquisition that could become impaired and adversely affect our results of operations.

The Aventine acquisition will be accounted for as an acquisition by Pacific Ethanol in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Aventine will be recorded, as of completion, at their respective fair values and added to Pacific Ethanol’s assets and liabilities. The reported financial condition and results of operations of Pacific Ethanol issued after completion of the acquisition will reflect Aventine balances and results after completion of the acquisition, but will not be restated retroactively to reflect the historical financial position or results of operations of Aventine for periods prior to the acquisition.

Under the acquisition method of accounting, the total purchase price will be allocated to Aventine’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values will be recorded as goodwill. We expect that the acquisition will result in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Such an impairment charge could have a material impact on our results of operations.

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

The conversion or exercise of our outstanding derivative securities could substantially dilute your investment, reduce your voting power, and, if the resulting shares of common stock are resold into the market, or if a perception exists that a substantial number of shares may be issued and then resold into the market, the market price of our common stock and the value of your investment could decline significantly.

Our outstanding options to acquire our common stock issued to employees, directors and others, and warrants to purchase our common stock, allow the holders of these derivative securities an opportunity to profit from a rise in the market price of our common stock. We have issued common stock in respect of our derivative securities in the past and may do so in the future. If the prices at which our derivative securities are converted or exercised, are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. Our issuance of shares of common stock under these circumstances will also reduce your voting power. In addition, sales of a substantial number of shares of common stock resulting from any of these issuances, or even the perception that these sales could occur, could adversely affect the market price of our common stock. As a result, you could experience a significant decline in the value of your investment as a result of both the actual and potential issuance of shares of our common stock.

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

For each of the three months ended June 30, 2015 and 2014, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

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

PACIFIC ETHANOL, INC.

Dated: August 10, 2015	By:	/S/ BRYON T. MCGREGOR
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

____________________

