Form 10-Q
period 2015-09-30
Pacific Ethanol, Inc.
filed 2015-11-06
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of November 6, 2015, there were 38,978,689 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 3,540,132 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2015	2014
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$53,056	$62,084
Accounts receivable, net	51,379	34,612
Inventories	48,238	18,550
Income tax receivable	14,097	–
Prepaid inventory	11,100	11,595
Other current assets	5,084	12,710
Total current assets	182,954	139,551
Property and equipment, net	472,632	155,302
Other Assets:
Intangible assets, net	2,566	2,786
Other assets	9,882	1,863
Total other assets	12,448	4,649
Total Assets	$668,034	$299,502

_______________

* Amounts derived from the audited financial statements for the year ended December 31, 2014.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	September 30,	December 31,
	2015	2014
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$41,447	$13,122
Accrued liabilities	5,846	6,203
Current portion – capital leases	4,217	4,077
Current portion – long-term debt	17,003	–
Other current liabilities	7,120	2,045
Total current liabilities	75,633	25,447

Long-term debt, net of current portion	190,166	34,533
Capital leases, net of current portion	5,279	2,055
Warrant liabilities at fair value	501	1,986
Deferred tax liabilities	5,293	17,040
Other noncurrent liabilities	20,451	459
Total Liabilities	297,323	81,520

Commitments and Contingencies (Notes 6 and 8)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; no shares issued and outstanding as of September 30, 2015 and December 31, 2014; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of September 30, 2015 and December 31, 2014; liquidation preference of $18,075 as of September 30, 2015	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 38,985,661 and 24,499,534 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	39	25
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 3,540,132 and no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	4	–
Additional paid-in capital	901,978	725,813
Accumulated deficit	(531,311)	(512,332)
Total Pacific Ethanol, Inc. Stockholders’ Equity	370,711	213,507
Noncontrolling interests	–	4,475
Total Stockholders’ Equity	370,711	217,982
Total Liabilities and Stockholders’ Equity	$668,034	$299,502

_______________
* Amounts derived from the audited financial statements for the year ended December 31, 2014.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$380,622	$275,573	$814,419	$851,260
Cost of goods sold	388,002	257,587	816,532	761,153
Gross profit (loss)	(7,380)	17,986	(2,113)	90,107
Selling, general and administrative expenses	7,446	4,392	16,344	12,377
Income (loss) from operations	(14,826)	13,594	(18,457)	77,730
Fair value adjustments and warrant inducements	1,202	(4,378)	1,413	(39,737)
Interest expense, net	(5,167)	(1,133)	(7,187)	(8,370)
Loss on extinguishments of debt	–	–	–	(2,363)
Other income (expense), net	203	(172)	16	(734)
Income (loss) before provision for income taxes	(18,588)	7,911	(24,215)	26,526
Provision (benefit) for income taxes	(3,925)	3,163	(6,095)	13,629
Consolidated net income (loss)	(14,663)	4,748	(18,120)	12,897
Net (income) loss attributed to noncontrolling interests	–	(723)	87	(4,126)
Net income (loss) attributed to Pacific Ethanol	$(14,663)	$4,025	$(18,033)	$8,771
Preferred stock dividends	$(319)	$(319)	$(946)	$(946)
Income (loss) available to common stockholders	$(14,982)	$3,706	$(18,979)	$7,825
Net income (loss) per share, basic	$(0.36)	$0.16	$(0.63)	$0.40
Net income (loss) per share, diluted	$(0.36)	$0.15	$(0.63)	$0.35
Weighted-average shares outstanding, basic	41,861	22,986	30,170	19,713
Weighted-average shares outstanding, diluted	41,861	24,307	30,170	22,073

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Consolidated net income (loss)	$(18,120)	$12,897
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	15,103	9,775
Deferred income taxes	(120)	191
Loss on extinguishments of debt	–	2,363
Fair value adjustments	(1,413)	37,465
Amortization of debt discount	383	1,815
Amortization of deferred financing fees	178	1,139
Inventory valuation	–	722
Non-cash compensation	1,465	1,311
Derivative instruments	1,552	700
Bad debt expense (recoveries)	(357)	(40)
Changes in operating assets and liabilities, net of effects from acquisition of Aventine:
Accounts receivable	(5,980)	4,862
Inventories	(205)	2,401
Other current assets	(1,399)	962
Prepaid inventory	495	1,734
Accounts payable and accrued expenses	(9,020)	(2,047)
Net cash provided by (used in) operating activities	(17,438)	76,250
Investing Activities:
Net cash from Aventine acquisition	18,756	–
Additions to property and equipment	(17,680)	(9,996)
Purchase of cash collateralized letters of credit	(4,574)	–
Purchases of PE Op Co. ownership	–	(6,000)
Net cash used in investing activities	(3,498)	(15,996)
Financing Activities:
Proceeds from equity offering	–	26,073
Proceeds from exercise of warrants	368	42,656
Principal payments on senior notes	–	(13,984)
Principal payment on related party note	–	(750)
Parent purchases of Plant Owners’ debt	–	(17,038)
Net proceeds from (payments on) Kinergy’s line of credit	29,718	(5,570)
Principal payments on Plant borrowings	(13,833)	(35,378)
Payments on capital leases	(3,399)	(3,772)
Debt issuance costs	–	(440)
Preferred stock dividends paid	(946)	(946)
Net cash provided by (used in) financing activities	11,908	(9,149)
Net increase (decrease) in cash and cash equivalents	(9,028)	51,105
Cash and cash equivalents at beginning of period	62,084	5,151
Cash and cash equivalents at end of period	$53,056	$56,256

Supplemental Information:
Interest paid	$6,043	$5,606
Income taxes paid	$–	$10,470
Noncash financing and investing activities:
Reclass of warrant liability to equity upon warrant exercises	$72	$40,884
Reclass of noncontrolling interests to APIC upon acquisitions of ownership positions in PE Op Co.	$560	$80
Accrued payment for ownership positions in PE Op Co.	$3,828	$–
Assets acquired in acquisition of Aventine:
Cash and cash equivalents	18,756	–
Accounts receivables	10,430	–
Inventories	29,483	–
Other current assets	10,480	–
Property and equipment	312,781	–
Net deferred tax assets	10,021	–
Other assets	750	–
Liabilities assumed in acquisition of Aventine:
Accounts payable and accrued expenses	27,233	–
Term debt	142,744	–
Line of credit	13,721	–
Pension plan liabilities	8,518	–
Other noncurrent liabilities	25,913	–
Net assets acquired in acquisition of Aventine	$174,572	$–
Common stock issued in acquisition of Aventine	$174,572	$–
Preferred stock dividends paid in common stock	$–	$1,463

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries (collectively, the “Company”), including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”) and PE Op Co., a Delaware corporation (“PE Op Co.”). The Company’s acquisition of Aventine Renewable Energy Holdings, Inc. (now, Pacific Ethanol Central, LLC, a Delaware limited liability company, “Aventine”) was consummated on July 1, 2015, and as a result, the Company’s consolidated financial statements include the results of Aventine only as of and for the three months ended September 30, 2015 and the same three month period within the nine months ended September 30, 2015.

The Company is a leading producer and marketer of low-carbon renewable fuels in the United States. The Company’s four ethanol plants in the Western United States (together with their respective holding companies, the “Pacific Ethanol West Plants”) are located in close proximity to both feed and ethanol customers and thus enjoy unique advantages in efficiency, logistics and product pricing. These plants produce among the lowest-carbon ethanol produced in the United States due to low energy use in production.

With the addition of four Midwestern ethanol plants in July 2015 as a result of the Company’s acquisition of Aventine, the Company now has a combined ethanol production capacity of 515 million gallons per year, markets, on an annualized basis, over 800 million gallons of ethanol and produces, on an annualized basis, over 1 million tons of co-products such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, distillers yeast and CO2. The Company’s four ethanol plants in the Midwest (together with their respective holding companies, the “Pacific Ethanol Central Plants”) are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets; and the Company’s ability to load unit trains from these facilities in the Midwest allows for greater access to international markets.

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

Of the accounts receivable balance, approximately $35,541,000 and $28,475,000 at September 30, 2015 and December 31, 2014, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $21,700 and $6,000 as of September 30, 2015 and December 31, 2014, respectively. The Company recorded bad debt recoveries of $360,000 and $357,000 for the three and nine months ended September 30, 2015, respectively, and bad debt recoveries of $6,000 and $40,000 for the three and nine months ended September 30, 2014, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Employment-related Benefits – Employment-related benefits associated with pensions and postretirement health care are expensed based on actuarial analysis. The recognition of expense is affected by estimates made by management, such as discount rates used to value certain liabilities, investment rates of return on plan assets, increases in future wage amounts and future health care costs. Discount rates are determined based on a spot yield curve that includes bonds with maturities that match expected benefit payments under the plan.

Provision for Income Taxes – For the three and nine months ended September 30, 2015, the Company recognized a tax benefit for losses incurred to the extent they are able to be carried back to prior taxable years, however, losses from the Pacific Ethanol Central Plants are not eligible to be carried back to prior taxable years and as such, were not recognized as an income tax benefit. In addition, for the three and nine months ended September 30, 2015, the Company recognized $1.5 million in tax benefit related to adjustments to its tax asset valuation allowance from a prior period. This adjustment is considered to be immaterial. For the three and nine months ended September 30, 2014, expenses related to warrant fair value adjustments are not tax deductible and as such, those expenses were excluded from a tax benefit, resulting in a higher effective tax rate.

The resulting effective tax rates for the three months ended September 30, 2015 and 2014 were 21.1% and 40.0% of pre-tax income, respectively. The resulting effective tax rates for the nine months ended September 30, 2015 and 2014 were 25.2% and 51.4% of pre-tax income, respectively.

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

In July 2015, the FASB issued new guidance on simplifying the measurement of inventory. Under the new guidance, entities are required to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance is effective prospectively for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the guidance with no material impact on its results of operations or financial condition.

In September 2015, the FASB issued new guidance on simplifying the accounting for measurement-period adjustments. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires acquirers to present separately on the face of the statement of operations or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for fiscal years beginning after December 31, 2015, applied prospectively. Early adoption is permitted. The Company will consider early adoption in future periods related to its current measurement period for its acquisition of Aventine.

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the fair value of assets acquired and liabilities assumed from the acquisition of Aventine, warrants and conversion features, pension and postretirement benefit plan obligations, allowance for doubtful accounts, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions.

2.     PACIFIC ETHANOL WEST PLANTS.

As of September 30, 2015, the Company owned 100% of its four Pacific Ethanol West Plants located in the Western United States through its holding company, PE Op Co., namely, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia, LLC, Pacific Ethanol Stockton LLC and Pacific Ethanol Magic Valley, LLC, and their holding company, Pacific Ethanol Holding Co. LLC (together with the Pacific Ethanol West Plants, the “Plant Owners”).

Prior to December 2013, PE Op Co. was consolidated as a variable interest entity because the Company, through its contractual arrangements with PE Op Co., had the power to direct the activities that most significantly impacted PE Op Co.’s economic performance. Since December 2013, as a result of owning 91% of PE Op Co., the Company continued to consolidate PE Op Co.’s financial results under the voting rights model.

In May 2015, the Company purchased the remaining 4% ownership interest in PE Op Co. that it did not own, giving it 100% ownership of PE Op Co.

For the prior periods in which the Company did not wholly-own PE Op Co., it adjusted its consolidated net income (loss) for the income (loss) attributed to PE Op Co.’s other owners. The remaining amount after this adjustment resulted in net income (loss) attributed to Pacific Ethanol.

Noncontrolling interest decreased from $4,475,000 at December 31, 2014 to $0 at September 30, 2015 due to the Company’s purchase of the remaining 4% ownership interest in PE Op Co. for $3,828,000, resulting in a reduction of noncontrolling interest of $4,388,000, and loss attributed to noncontrolling interest of $87,000 for the nine months ended September 30, 2015.

The Company’s acquisition of its ownership interest in PE Op Co. does not impact the Company’s rights or obligations under any of its contractual arrangements. Further, creditors of PE Op Co. do not have recourse to Pacific Ethanol, Inc. Since its acquisition, the Company has not provided any additional support to PE Op Co. beyond the terms of its contractual arrangements.

3.     ACQUISITION OF AVENTINE.

On December 30, 2014, the Company entered into a definitive merger agreement with Aventine, a Midwest ethanol producer, under which the Company agreed to acquire Aventine through a stock-for-stock merger. The merger agreement was amended effective March 31, 2015 to address certain conditions to closing and other matters. The acquisition closed on July 1, 2015 and the Company issued an aggregate of 17.8 million shares of common stock and non-voting common stock for 100% of the outstanding shares of common stock of Aventine. The common stock and non-voting common stock issued as consideration had an aggregate fair value of $174.6 million, based on the closing market price of the Company’s common stock on the acquisition date.

The Company believes the Aventine acquisition will result in a number of synergies and strategic advantages. The Company believes the acquisition will spread commodity and basis price risks across diverse markets and products, assisting in its efforts to optimize margin management; improve its hedging opportunities with a greater correlation to the liquid physical and paper markets in Chicago; and increase its flexibility and alternatives in feedstock procurement for its Midwestern and Western production facilities. The acquisition also expands the Company’s marketing reach into new markets and extends its mix of co-products. The Company believes the acquisition will enable it to have deeper market insight and engagement in major ethanol and feed markets outside the Western United States, thereby improving pricing opportunities; allows the Company to establish access to markets in 48 states for ethanol sales and access many markets with ethanol and co-product sales reaching domestic and international customers; and enable it to use its more diverse mix of co-products to generate strong co-product returns. In addition, the acquisition also increases the Company’s combined annual ethanol production capacity to 515 million gallons per year and annualized ethanol marketing volume to over 800 million gallons, including Aventine’s historical volumes.

The Company has recognized the following allocation of the purchase price at fair values. The following fair value allocation for all assets and liabilities is provisional and incomplete as the Company is in the process of completing its valuation of the assets acquired and liabilities assumed, most significantly its valuation of property and equipment, deferred taxes and environmental remediation. The fair values of property and equipment and deferred taxes are based on the Company’s draft valuations, and represent its best estimates at the time of the filing of this report. The Company expects to conclude its valuations during the fourth quarter of 2015. The Company has included in the following allocation its estimated fair values for certain operating lease agreements and open commitments. The fair-value determination of long-term debt is based on the interest rate environment at the acquisition date.

Based upon these fair value estimates, the purchase price consideration allocation is as follows (in thousands):

Cash and cash equivalents	$18,756
Accounts receivable	10,430
Inventory	29,483
Other current assets	10,480
Total current assets	69,149
Property and equipment	312,781
Net deferred tax assets	10,021
Other assets	750
Total assets acquired	$392,701

Accounts payable and accrued liabilities	$27,233
Long-term debt - revolvers	13,721
Long-term debt - term debt	142,744
Pension plan liabilities	8,518
Other non-current liabilities	25,913
Total liabilities assumed	$218,129

Net assets acquired	$174,572
Estimated goodwill	$–
Total purchase price	$174,572

The contractual amount due on the accounts receivable acquired was $10.8 million, of which $0.4 million is expected to be uncollectible. Any changes to the initial estimates of the fair value of the acquired assets and assumed liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill if the net assets acquired are less than the purchase price. If the net assets acquired exceed the purchase price, the residual amount will result in a bargain purchase gain. As discussed in Note 9, the Company recognized $3.7 million, included in other noncurrent liabilities above, as a litigation contingency related to certain legal cases for amounts that were probable and estimable as of the acquisition date. Subsequent to the acquisition date, the Company paid approximately $0.4 million of this amount.

The following table presents unaudited pro forma financial information assuming the acquisition occurred on January 1, 2014 (in thousands, except per share).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales – pro forma	$380,622	$429,373	$1,107,919	$1,267,853
Cost of goods sold – pro forma	$379,302	$400,260	$1,102,278	$1,137,410
Selling, general and administrative expenses – pro forma	$7,346	$8,892	$29,144	$24,568
Net income (loss) – pro forma	$(6,182)	$(117)	$(34,226)	$4,400
Diluted net income (loss) per share – pro forma	$(0.15)	$(0.00)	$(0.71)	$0.11
Diluted weighted-average shares – pro forma	41,861	42,062	47,945	39,828

The effects of the initial step-up of inventories and open contracts in the aggregate of $8.7 million recorded during the three months ended September 30, 2015 were excluded in the above amounts, and instead recorded for the nine months ended September 30, 2014, as if the acquisition had occurred on January 1, 2014. For the three months ended September 30, 2015, Aventine contributed $143.6 million in net revenues and $16.6 million in pre-tax loss. For the three and nine months ended September 30, 2015, the Company recorded approximately $0.1 million and $1.4 million, respectively, in costs associated with the Aventine acquisition. These costs are reflected in selling, general and administrative expenses on the Company’s consolidated statements of operations, but were excluded from the amounts above.

4.     INVENTORIES.

Inventories consisted primarily of bulk ethanol, corn, co-products and unleaded fuel, and are valued at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$31,554	$11,118
Raw materials	8,213	2,695
Work in progress	7,055	3,274
Other	1,416	1,463
Total	$48,238	$18,550

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2015 and 2014, the Company did not designate any of its derivatives as cash flow hedges.

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

The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of September 30, 2015
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$1,012	Other current liabilities	$2,026
		$1,012		$2,026

	As of December 31, 2014
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$1,586	Other current liabilities	$1,149
		$1,586		$1,149

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2015	2014
Commodity contracts	Cost of goods sold	$(251)	$(1,619)
		$(251)	$(1,619)

		Unrealized Gains (Losses)
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2015	2014
Commodity contracts	Cost of goods sold	$(824)	$402
		$(824)	$402

		Realized Gains
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2015	2014
Commodity contracts	Cost of goods sold	$(101)	$(1,070)
		$(101)	$(1,070)

		Unrealized Gains (Losses)
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2015	2014
Commodity contracts	Cost of goods sold	$(1,451)	$370
		$(1,451)	$370

6.     DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Kinergy operating line of credit	$47,137	$17,530
Term debt	162,622	17,003
	209,759	34,533
Less unamortized discount	(2,590)	–
Less short-term portion	(17,003)	–
Long-term debt	$190,166	$34,533

Kinergy Operating Line of Credit – As of September 30, 2015, Kinergy had an outstanding balance of $47,137,000 and an available borrowing base under the credit facility of $4,576,000.

Effective, July 1, 2015, Kinergy amended its line of credit to:

•	Extend the term and maturity date of the credit facility from December 31, 2016 to December 31, 2020;
•	Increase the maximum credit under the credit facility from $30,000,000 to $75,000,000, with an “accordion” feature to further increase the maximum credit under the credit facility to up to $100,000,000 in minimum increments of $5,000,000 each, upon Kinergy’s request, but subject to the consent of the agent and the lenders in their sole discretion.
•	Increase the inventory loan limit under the credit facility from $12,500,000 to $40,000,000 and increase the letter of credit limit under the credit facility from $5,000,000 to $20,000,000;
•	Reduce the applicable margin to 1.75% to 2.75% depending on the quarterly average amounts available for borrowing and reduce the unused line fee under the credit facility to an annual rate equal to 0.25% to 0.375% depending on the average daily principal balance during the immediately preceding month; and
•	Delete the financial covenant concerning Kinergy’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) but retained financial covenants concerning its fixed-charge coverage ratios.

Pacific Ethanol West Plants’ Term Debt and Operating Lines of Credit – As of September 30, 2015, the Pacific Ethanol West Plants’ term debt had an outstanding balance of $17,003,000. As of September 30, 2015, the Pacific Ethanol West Plants had no outstanding balances on their revolving credit facilities, with an aggregate of $19,473,000 of borrowing availability. The outstanding balance matures in June 2016 and has been classified as current.

All of the term loans and revolving credit facilities represent permanent financing and are secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Pacific Ethanol West Plants. The creditors under the term loans and revolving credit facilities for the Pacific Ethanol West Plants do not have recourse to Pacific Ethanol, Inc. or any of its other direct or indirect subsidiaries.

Pacific Ethanol Central Plants’ Term Debt – As of September 30, 2015, the Pacific Ethanol Central Plants’ term debt had an outstanding balance of $145,619,000. On July 1, 2015, upon effectiveness of the Aventine acquisition, Aventine became a wholly-owned subsidiary of the Company and, on a consolidated basis, the combined company became obligated with respect to the Pacific Ethanol Central Plants’ term loan and revolving credit facilities. The creditors under the term loan for the Pacific Ethanol Central Plants have recourse solely against the Pacific Ethanol Central Plants and their subsidiaries but not against Pacific Ethanol, Inc. or its other direct or indirect subsidiaries. In connection with the Company’s allocation of purchase price, the debt was recorded at $142,744,000, net of a discount of $2,875,000.

The term loan facility matures on September 24, 2017. The term loan facility is secured through a first-priority lien on substantially all of the Pacific Ethanol Central Plants’ assets and contains customary financial covenants, including the requirement that Aventine maintain a cash balance of at least $2.0 million. Interest on the term loan facility accrues and may be paid in cash at a rate of 10.5% per annum or may be paid in-kind at a rate of 15.0% per annum by adding such interest to the outstanding principal balance. If the Company were to elect to pay interest in-kind, the interest would be capitalized at the end of each quarter. The Company paid interest in cash for the three months ended September 30, 2015.

On July 1, 2015, the Company repaid in full $14.5 million, including approximately $0.7 million in termination fees, representing all amounts owed under Aventine’s revolving credit facility.

At September 30, 2015, there were approximately $320.9 million of net assets of the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

7.     PENSION AND RETIREMENT BENEFIT PLANS

The Company, through its acquisition of Aventine, has assumed a defined benefit pension plan (the “Pension Plan”) and a health care and life insurance plan (the “Postretirement Plan”).

The Pension Plan is noncontributory, and covers unionized employees at the Company’s Pekin, Illinois facility, who fulfill minimum age and service requirements. Benefits are based on a prescribed formula based upon the employee’s years of service. The Pension Plan, part of a collective bargaining agreement, covers only Union employees hired after November 1, 2010. The Company uses a December 31 measurement date for its Pension Plan. The Company’s funding policy is to make the minimum annual contributions that are required by applicable regulations. As of September 30, 2015, the Pension Plan’s accumulated projected benefit obligation was $18.0 million, with a fair value of plan assets of $13.2 million. The underfunded amount of $4.8 million is recorded on the Company’s consolidated balance sheet in other noncurrent liabilities. For the three months ended September 30, 2015, the Pension Plan’s net periodic expense was $24,000, comprised of $169,000 in interest cost and $106,000 in service cost, partially offset by a $251,000 expected return on plan assets. The Company expects approximately $0.5 million to be paid out of the Pension Plan for the remainder of 2015.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined collar cap based upon years of service. As of September 30, 2015, the Postretirement Plan’s accumulated projected benefit obligation was $3.7 million and is recorded on the Company’s consolidated balance sheet in other noncurrent liabilities. The Company’s funding policy is to make the minimum annual contributions that are required by applicable regulations. For the three months ended September 30, 2015, the Postretirement Plan’s net periodic expense was $49,000, comprised of $33,000 of interest cost and $16,000 of service cost. The Company expects approximately $0.1 million to be paid out of the Postretirement Plan for the remainder of 2015.

8.     COMMON STOCK AND WARRANTS.

Warrant Exercises – There were no warrants exercised during the three months ended September 30, 2015. During the nine months ended September 30, 2015, certain holders exercised warrants and received an aggregate of 42,000 shares of the Company’s common stock upon payment of an aggregate of $368,000 in cash. During the three months ended September 30, 2015, approximately 432,000 warrants expired unexercised. As of September 30, 2015, there were warrants outstanding to purchase 349,000 shares of the Company’s common stock at an average exercise price of $7.02 per share.

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

Grants of Stock – In August 2015, the Company granted an aggregate of 5,000 shares of restricted stock to certain of the Company’s eligible employees that vest in equal amounts on each of April 1, 2016, 2017 and 2018, which had a grant date fair value of $7.03 per share. In July 2015, the Company granted an aggregate of 67,000 shares of restricted stock to certain of the Company’s eligible employees that vest in equal amounts on each of April 1, 2016, 2017 and 2018, which had a grant date fair value of $9.83 per share. In June 2015, the Company granted an aggregate of approximately 41,000 shares of restricted stock to non-employee members of the Company’s Board of Directors that vest on the earlier of (i) the date of the Company’s 2016 annual meeting of stockholders, or (ii) July 1, 2016, which had a grant date fair value of $10.87 per share. In March 2015, the Company granted an aggregate of 194,000 shares of restricted stock to the Company’s executive officers and other eligible employees that vest in equal amounts on each of April 1, 2016, 2017 and 2018, which had a grant date fair value of $10.20 per share. As of September 30, 2015, there was $4.4 million of total unrecognized costs related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years.

9.     COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2015, the Company had sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had fixed-price sales contracts to sell $6,593,000 of ethanol and indexed-price contracts to sell 176,108,000 gallons of ethanol. At September 30, 2015, the Company had fixed-price sales contracts to sell $18,778,000 of co-products and indexed-price sales contracts to sell 13,000 tons of co-products. These sales contracts are scheduled to be completed throughout 2015.

Purchase Commitments – At September 30, 2015, the Company had fixed-price purchase contracts with its suppliers to purchase $7,749,000 of ethanol, $10,625,000 of corn and indexed-price contracts to purchase 23,892,000 gallons of ethanol. These contracts are scheduled to be satisfied throughout the remainder of 2015.

Litigation – The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s operating results.

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

A trial in the District Court for the Southern District of Indiana was conducted last month on that single issue as well as whether GS Cleantech’s behavior during prosecution of the patents renders this an exceptional case. The Company is awaiting the court’s decision. If the Defendants, including Pacific Ethanol, Inc., PE Stockton and PE Magic Valley, succeed in proving inequitable conduct, and that GS Cleantech’s behavior makes this an “exceptional case” such a finding would allow the Court to award to Pacific Ethanol, Inc., PE Stockton and PE Magic Valley the attorneys’ fees expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling. The Company did not record a provision for these matters as of June 30, 2015 as Company management intends to vigorously defend these allegations and believes a material adverse ruling against Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley is not probable. The Company believes that any liability Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley may incur would not have a material adverse effect on the Company’s financial condition or its results of operations.

The Company has evaluated the above cases as well as other pending cases. The Company currently has recognized $3.3 million as a litigation contingency liability with respect to these cases for amounts that are probable and estimable.

10.  FAIR VALUE MEASUREMENTS.

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

Significant assumptions used and related fair values for the warrants as of September 30, 2015 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/3/2012	$6.09	50.0%	0.64%	1.76	25.3%	211,000	$355,000
12/13/2011	$8.43	46.7%	0.33%	1.21	20.0%	138,000	146,000
							$501,000

Significant assumptions used and related fair values for the warrants as of December 31, 2014 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
09/26/2012	$8.85	51.0%	0.19%	0.74	37.0%	473,000	$748,000
07/3/2012	$6.09	56.1%	0.89%	2.51	32.8%	211,000	811,000
12/13/2011	$8.43	54.3%	0.67%	1.95	28.7%	138,000	427,000
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

The following table summarizes fair value measurements by level at September 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts(1)	$1,012	$–	$–	$1,012
Total Assets	$1,012	$–	$–	$1,012

Liabilities:
Warrants(2)	$–	$–	$501	$501
Commodity contracts(3)	2,026	–	–	2,026
Total Liabilities	$2,026	$–	$501	$2,527

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

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Balance, December 31, 2014	$1,986
Exercises of warrants	(72)
Expiration of warrants	(527)
Adjustments to fair value for the period	(886)
Balance, September 30, 2015	$501

11.     EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2015
	Income Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(14,663)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(14,982)	41,861	$(0.36)

	Three Months Ended September 30, 2014
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$4,025
Less: Preferred stock dividends	(319)
Basic income per share:
Income available to common stockholders	$3,706	22,986	$0.16
Add: Warrants	–	1,321
Diluted income per share:
Income available to common stockholders	$3,706	24,307	$0.15

	Nine Months Ended September 30, 2015
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(18,033)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss available to common stockholders	$(18,979)	30,170	$(0.63)

	Nine Months Ended September 30, 2014
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$8,771
Less: Preferred stock dividends	(946)
Basic income per share:
Income available to common stockholders	$7,825	19,713	$0.40
Add: Warrants	–	2,360
Diluted income per share:
Income available to common stockholders	$7,825	22,073	$0.35

There were an aggregate of 897,000 and 786,000 potentially dilutive weighted-average shares from the Company’s warrants and shares of Series B Cumulative Convertible Preferred Stock outstanding for the three and nine months ended September 30, 2015, respectively. These convertible securities were not considered in calculating diluted net income (loss) per share for the three and nine months ended September 30, 2015, as their effect would have been anti-dilutive.

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

Our ethanol plants are comprised of the eight production facilities described immediately below. The Pacific Ethanol West facilities are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. The Pacific Ethanol Central facilities are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets; and our ability to load unit trains from these facilities in the Midwest allows for greater access to international markets.

		Facility Name	Facility Location	Estimated Annual Capacity (gallons)
Pacific Ethanol West	{	Magic Valley	Burley, ID	60,000,000
		Columbia	Boardman, OR	40,000,000
		Stockton	Stockton, CA	60,000,000
		Madera	Madera, CA	40,000,000

Pacific Ethanol Central	{	Aurora West	Aurora, NE	110,000,000
		Aurora East	Aurora, NE	45,000,000
		Pekin Wet	Pekin, IL	100,000,000
		Pekin Dry	Pekin, IL	60,000,000

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

Current Initiatives and Outlook

We experienced a compressed margin environment in the third quarter and throughout most of the first nine months of 2015. Overall crush and commodity margins, which reflect ethanol and co-product sales prices relative to production inputs such as corn and natural gas, remained low in 2015 compared to 2014 due to lower ethanol prices predominantly caused by higher industry-wide inventory levels. As 2015 has progressed, ethanol demand has increased and inventory levels have moderated. The ethanol stock-to-use ratio is now at its lowest level in a year, which is contributing to improved production margins in the fourth quarter of 2015. A better supply and demand balance now exists in part due to higher overall demand for gasoline as low oil prices have led to higher consumption of transportation fuels. In addition, exports continue to grow as global markets react to the economic, environmental and octane benefits of ethanol.

We remain confident in the long-term demand for renewable fuels and our ability to execute and create value. Ethanol continues to trade at a significant discount to the wholesale price of gasoline. We believe this underscores the value of ethanol as a high-octane, cleaner-burning and cheapest available liquid transportation fuel.

We expect our acquisition of Aventine to result in significant synergies in multiple areas of our business. Our goal is to achieve at least $12.0 million annualized in synergistic benefits. We believe our larger, more diversified platform yields significant benefits, including enhanced purchasing power, increased revenues, new product sales and an overall strengthened position as a low-cost producer and marketer of ethanol and high-value co-products.

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

In July, we began producing and selling corn oil at our Boardman, Oregon facility which completes our two-year initiative to add this high-value co-product. We now produce and sell corn oil at all of our dry mill ethanol plants, further diversifying our revenue and providing immediate incremental operating income. Production and sale of corn oil adds approximately $0.05 per gallon of incremental operating income.

The regulatory environment continues to support the long-term demand for renewable fuels. California’s Low-Carbon Fuel Standard requires refiners to reduce the carbon intensity of their fuels by 10% between 2011 and 2020, which we believe is an aggressive requirement that will necessitate a significant amount of low-carbon fuel to displace gasoline in the California fuel supply. Currently, we receive a $0.04 to $0.07 per gallon premium over Midwest ethanol on each California production gallon sold into the California market. We expect this premium to increase as the compliance curve steepens beginning in 2016.

We have undertaken a number of plant improvement initiatives. We are working on cogeneration technology at our Stockton, California plant, and are examining the feasibility of implementing the technology at our Madera, California facility. We are commercially producing cellulosic ethanol at our Stockton plant and we are working with our technology provider and the U.S. Environmental Protection Agency to qualify this ethanol for special premiums over conventional ethanol.

Our goals for the remainder of 2015 include further integrating and optimizing our Pacific Ethanol Central plants to maximize the synergies from our acquisition of Aventine; continuing to reinvest in our ethanol production business through initiatives focused on further improving operating efficiencies and yields, diversifying our feedstock, creating new revenue streams and furthering our advanced biofuels initiatives; and leveraging our state-of-the-art, strategically-located ethanol plants to expand market share, all of which are directed at expanding our share of the renewable fuels market and delivering long-term, profitable growth.

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; warrants and conversion features carried at fair value; pension and postretirement benefit plan obligations; impairment of long-lived and intangible assets; and allowance for doubtful accounts. These significant accounting principles, other than with respect to our pension and postretirement benefit plan obligations, are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, the accounting for our acquisition of assets acquired and liabilities assumed in the acquisition of Aventine involves significant estimates of their fair values.

Pension and Postretirement Benefit Plan Obligations

Liabilities associated with pension and postretirement benefit plans are primarily based on actuarial analysis. The recognition of obligations and associated expense are affected by estimates made by management, such as discount rates, investment rates of return on plan assets, increases in future wage amounts and future health care costs. Discount rates are determined based on a spot yield curve that includes bonds with maturities that match expected benefit payments under the plan.

Results of Operations

Our acquisition of Aventine was consummated on July 1, 2015, and as a result, our results of operations include Aventine’s results of operations only as of and for the three months ended September 30, 2015 and the same three month period within the nine months ended September 30, 2015. The three and nine months ended September 30, 2014 exclude Aventine’s results of operations for those periods.

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30		Percentage	Nine Months Ended September 30		Percentage
	2015	2014	Variance	2015	2014	Variance
West production gallons sold (in millions)	47.0	46.8	2.2%	139.1	133.1	6.7%
Central production gallons sold (in millions)	62.6	–	NM	62.6	–	NM
Third party gallons sold (in millions)	102.0	86.9	8.8%	286.3	245.5	16.2%
Total gallons sold (in millions)	211.6	133.7	33.3%	488.0	378.6	28.9%
Average sales price per gallon	$1.67	$2.32	(28.0)%	$1.69	$2.59	(34.7)%
Corn cost per bushel – CBOT equivalent	$3.83	$3.88	1.3%	$3.81	$4.40	(13.4)%
Average basis (1)	$0.37	$1.27	(70.9)%	$0.62	$1.22	(49.2)%
Delivered cost of corn	$4.20	$5.15	(18.4)%	$4.43	$5.62	(21.2)%
Co-product revenues as % of delivered cost of corn(2)	38.0%	30.8%	23.4%	35.8%	33.9%	5.6%
Average CBOT ethanol price per gallon	$1.51	$2.02	(25.2)%	$1.53	$2.16	(29.2)%
Average CBOT corn price per bushel	$3.83	$3.60	6.4%	$3.78	$4.31	(12.3)%

___________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

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

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent

Net sales	$380,622	$275,573	$105,049	38.1%	$814,419	$851,260	$(36,841)	(4.3)%
Cost of goods sold	388,002	257,587	130,415	50.6%	816,532	761,153	55,379	7.3%
Gross profit	$(7,380)	$17,986	$(25,366)	NM	$(2,113)	$90,107	$(92,220)	NM
Percentage of net sales	(1.9)%	6.5%			(0.3)%	10.6%

Net Sales

The increase in our net sales for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to increased gallons sold from new volumes from our Pacific Ethanol Central Plants resulting from our acquisition of Aventine, partially offset by our lower average sales price. The decrease in our net sales for the nine months ended September 30, 2015 as compared to 2014 was primarily due to our lower average sales price, partially offset by an increase in gallons sold due to new volumes from our Pacific Ethanol Central plants resulting from our acquisition of Aventine.

Three Months ended September 30, 2015

Net sales of ethanol increased by $65.7 million, or 26%, to $315.6 million for the three months ended September 30, 2015 as compared to $249.9 million for the three months ended September 30, 2014. Our total volume of ethanol gallons sold increased by 77.9 million gallons, or 33%, to 211.6 million gallons for the three months ended September 30, 2015 as compared to 133.7 million gallons for the same period in 2014. Total gallons sold as a producer or merchant increased 62.8 million gallons and 16.2 million gallons, respectively, for the three months ended September 30, 2015 as compared to the same period in 2014. At our average sales price per gallon of $1.67 for the three months ended September 30, 2015, we generated $134.8 million in additional net sales from the 79.0 million additional gallons of ethanol sold as a producer or merchant for the period as compared to the same period in 2014. In addition, we sold 1.1 million fewer gallons as an agent during the period. The 1.1 million fewer gallons of ethanol sold as an agent had an immaterial impact on our net sales for the three months ended September 30, 2015. The decline of $0.65, or 28%, in our average sales price per gallon for the three months ended September 30, 2015 as compared to the same period in 2014 reduced our net sales by $69.1 million.

Net sales of co-products increased by $39.3 million, or 153%, to $65.0 million for the three months ended September 30, 2015 as compared to $25.7 million for the same period in 2014. Our total volume of co-products sold increased by 285,000 tons to 670,000 tons for the three months ended September 30, 2015 from 385,000 tons for the same period in 2014. Our average sales price per ton of co-products increased by $28.68, or 45%, to $93.02 for the three months ended September 30, 2015 as compared to $64.34 per ton of co-product for the three months ended September 30, 2014. At our average sales price per ton of $93.02 for the three months ended September 30, 2015, we generated $11.0 million in additional net sales from the 285,000 additional tons of co-products sold in the third quarter of 2015 as compared to the same period in 2014. The increase of $28.68 in our average sales price per ton for the three months ended September 30, 2015 as compared to the same period in 2014 increased our net sales by $28.3 million.

We increased both production and third party gallons sold, as well as our volume of co-products sold, for the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to new volumes from our Pacific Ethanol Central plants resulting from our acquisition of Aventine.

Nine Months ended September 30, 2015

Net sales of ethanol declined by $65.5 million, or 9%, to $698.8 million for the nine months ended September 30, 2015 as compared to $764.3 million for the nine months ended September 30, 2014. Our total volume of ethanol gallons sold increased by 109.4 million gallons, or 29%, to 488.0 million gallons for the nine months ended September 30, 2015 as compared to 378.6 million gallons for the same period in 2014. Total gallons sold as a producer or merchant increased 68.6 million gallons and 47.1 million gallons, respectively, for the nine months ended September 30, 2015 as compared to the same period in 2014. At our average sales price per gallon of $1.69 for the nine months ended September 30, 2015, we generated $197.1 million in additional net sales from the 115.7 million additional gallons of ethanol sold as a producer or merchant for the period as compared to the same period in 2014. In addition, we sold 6.3 million fewer gallons as an agent during the period. The 6.3 million fewer gallons of ethanol sold as an agent had an immaterial impact on our net sales for the nine months ended September 30, 2015. The decline of $0.90, or 35%, in our average sales price per gallon for the nine months ended September 30, 2015 as compared to the same period in 2014 reduced our net sales by $262.6 million.

Net sales of co-products increased $28.6 million, or 33%, to $115.6 million for the nine months ended September 30, 2015 as compared to $87.0 million for the same period in 2014. Our total volume of co-products sold increased by 297,300 tons to 1,398,100 tons for the nine months ended September 30, 2015 from 1,100,800 tons for the same period in 2014. Our average sales price per ton of co-products increased by $2.39, or 3%, to $79.84 for the nine months ended September 30, 2015 as compared to $77.45 per ton of co-product for the nine months ended September 30, 2014. At our average sales price per ton of $79.84 for the nine months ended September 30, 2015, we generated $26.0 million in additional net sales from the 297,300 additional tons of co-products sold in the first nine months of 2015 as compared to the same period in 2014. The increase of $2.39 in our average sales price per ton for the nine months ended September 30, 2015 as compared to the same period in 2014 increased our net sales by $2.6 million.

We increased both production and third party gallons sold, as well as our volume of co-products sold, for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to new volumes from our Pacific Ethanol Central plants resulting from our acquisition of Aventine as well as a result of the restart of production at our Madera plant in the second quarter of 2014.

Cost of Goods Sold and Gross Profit (Loss)

Three Months ended September 30, 2015

Our gross profit declined to a gross loss of $7.4 million for the three months ended September 30, 2015 from a gross profit of $18.0 million for the same period in 2014. Our gross margin declined to negative 1.9% for the three months ended September 30, 2015 from a gross margin of 6.5% for the same period in 2014. Our gross profit and gross margin declined primarily due to significantly lower crush and commodity margins realized at our plants, predominantly related to lower ethanol sales prices relative to corn costs caused by industry-wide excess ethanol supply relative to demand. In addition, we realized approximately $8.7 million in purchase accounting adjustments in our costs of goods sold for the three months ended September 30, 2015 related to our acquisition of Aventine.

Of the $25.4 million decline in gross profit for the three months ended September 30, 2015 as compared to the same period in 2014, gross loss of $28.6 million related to our total production gallons sold and gross profit of $3.2 million related to our merchant sales. Our production gallons sold increased by 62.8 million gallons in the three months ended September 30, 2015 as compared to the same period in 2014. Of the $28.6 million in gross loss resulting from our total production gallons sold, $21.8 million is attributable to our lower gross margins in the third quarter of 2015 and $6.8 million is attributable to the 62.8 million gallon increase in production gallons sold in the third quarter of 2015 as compared to the same period in 2014. Of the $3.2 million in higher gross profit resulting from our merchant sales, $2.2 million is attributable to our higher gross margins for these sales in the third quarter of 2015 and $1.0 million is attributable to the 16.2 million gallon increase in merchant gallons sold in the third quarter of 2015 as compared to the same period in 2014.

Nine Months ended September 30, 2015

Our gross profit declined to a gross loss of $2.1 million for the nine months ended September 30, 2015 from a gross profit of $90.1 million for the same period in 2014. Our gross margin declined to negative 0.3% for the nine months ended September 30, 2015 from a gross margin of 10.6% for the same period in 2014. Our gross profit and gross margin declined primarily due to significantly lower crush and commodity margins realized at our plants, predominantly related to lower ethanol sales prices relative to corn costs caused by industry-wide excess ethanol supply relative to demand. In addition, we realized approximately $8.7 million in purchase accounting adjustments in our costs of goods sold for the nine months ended September 30, 2015 related to our acquisition of Aventine.

Of the $92.2 million decline in gross profit for the nine months ended September 30, 2015 as compared to the same period in 2014, gross loss of $93.5 million related to our total production gallons sold and gross profit of $1.3 million related to our merchant sales. Our production gallons sold increased by 68.6 million gallons in the nine months ended September 30, 2015 as compared to the same period in 2014. Of the $93.5 million in lower gross profit resulting from our total production gallons sold, $90.3 million is attributable to our lower gross margins in the first nine months of 2015 and $3.2 million is attributable to the 68.6 million gallon increase in production gallons sold in the first nine months of 2015 as compared to the same period in 2014. Of the $1.3 million in higher gross profit resulting from our merchant sales, $1.7 million is attributable to the 47.1 million gallon increase in merchant gallons sold in the first nine months of 2015 as compared to the same period in 2014, partially offset by $0.4 million in lower gross profit related to our lower gross margins for these sales in the first nine months of 2015 as compared to the same period in 2014.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Selling, general and administrative expenses	$7,446	$4,392	$3,054	69.5%	$16,344	$12,377	$3,967	32.1%
Percentage of net sales	2.0%	1.6%			2.0%	1.5%

Our SG&A expenses increased $3.1 million to $7.5 million for the three months ended September 30, 2015 as compared to $4.4 million for the same period in 2014, and increased as a percentage of net sales for the three months ended September 30, 2015 as compared to the same period in 2014. The increase in SG&A expenses is primarily due to additional SG&A expenses of $3.0 million associated with our new Pacific Ethanol Central operations resulting from our acquisition of Aventine.

Our SG&A expenses increased $4.0 million to $16.4 million for the nine months ended September 30, 2015 as compared to $12.4 million for the same period in 2014. The increase in SG&A expenses is due to additional SG&A expenses of $3.0 million associated with our new Pacific Ethanol Central operations resulting from our acquisition of Aventine and an increase in professional fees of $1.0 million due to costs largely associated with our acquisition of Aventine, which were partially offset by a reduction in compensation costs of $0.5 million due to a decline in incentive compensation compared to the prior year.

At current operating levels, including our Pacific Ethanol Central operations, we are targeting our SG&A expenses at approximately $7.0 million for the fourth quarter of 2015.

Fair Value Adjustments and Warrant Inducements

The following table presents our fair value adjustments and warrant inducements in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Fair value adjustments and warrant inducements	$1,202	$(4,378)	$5,580	NM	$1,413	$(39,737)	$41,150	NM
Percentage of net sales	0.3%	(1.6)%			0.2%	(4.7)%

We issued warrants in various financing transactions from 2010 through 2013. These warrants were initially recorded at fair value and are adjusted quarterly. As a result of quarterly fair value adjustments and warrant inducements, we recorded income of $1.2 million and expense of $4.4 million for the three months ended September 30, 2015 and 2014, respectively, and we recorded income of $1.4 million and expense of $39.7 million for the nine months ended September 30, 2015 and 2014, respectively.

These changes in fair value are primarily due to the volatility in the market price of our common stock from period to period. The substantial change in fair value for the nine months ended September 30, 2014 occurred because the exercise prices of our warrants were, as of September 30, 2014, well below the market price of our common stock. At December 31, 2013, the market price of our common stock was $5.09 per share and our outstanding warrants had a weighted-average exercise price of $7.27 per share. At September 30, 2014, the market price of our common stock had increased to $13.96 per share, and our outstanding warrants were in-the-money and had significant intrinsic value.

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

We paid an aggregate of $1.5 million and $2.3 million in cash to certain warrant holders as an inducement to exercise their warrants and recorded an equivalent expense for the three and nine months ended September 30, 2014, respectively.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Interest expense, net	$5,167	$1,133	$4,034	356.0%	$7,187	$8,370	$(1,183)	(14.1)%
Percentage of net sales	1.4%	0.4%			0.9%	1.0%

Interest expense, net increased $4.0 million to $5.2 million for the three months ended September 30, 2015 from $1.1 million for the same period in 2014. The increase in interest expense, net is primarily related to our increased term debt outstanding due to Aventine’s $145.6 million in term debt. Interest expense, net declined by $1.2 million to $7.2 million for the nine months ended September 30, 2015 from $8.4 million for the same period in 2014. The decrease in interest expense, net is primarily due to decreased average debt balances, partially offset by accelerations of debt discount and deferred financing fees of an aggregate of $2.5 million for the nine months ended September 30, 2014, due to the early retirement of the indebtedness associated with our Pacific Ethanol West plants and our senior unsecured notes.

Loss on Extinguishments of Debt

The following table presents our loss on extinguishments of debt in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Loss on extinguishments of debt	$–	$–	$–	–	$–	$2,363	$(2,363)	(100)%
Percentage of net sales	–%	–%			–%	0.3%

For the nine months ended September 30, 2014, we extinguished certain PE Op Co. debt by paying $2.4 million in cash in excess of the amount of the debt, and as such, recorded a loss on extinguishments of debt. We retired a total of $64.8 million in debt in the nine months ended September 30, 2014, eliminating all parent level debt and reducing our consolidated third-party debt at the plant level to $17.0 million as of September 30, 2014.

Other Income (Expense), net

The following table presents our other income (expense), net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Other income (expense), net	$203	$(172)	$375	NM	$16	$(734)	$750	NM
Percentage of net sales	0.1%	(0.1)%			0.0%	(0.1)%

Other income (expense), net increased by $0.4 million to income of $0.2 million for the three months ended September 30, 2015 from an expense of $0.2 million for the same period in 2014. Other income (expense), net increased by $0.8 million to income of $0.1 million for the nine months ended September 30, 2015 from an expense of $0.7 million for the same period in 2014. These increases in other income (expense), net are primarily due to a payment received from a one-time settlement of a claim.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Provision (benefit) for income taxes	$(3,925)	$3,163	$(7,088)	NM	$(6,095)	$13,629	$(19,724)	NM
Percentage of net sales	(1.0)%	1.1%			(0.7)%	1.6%

For the three and nine months ended September 30, 2015, we recorded a benefit for income taxes of $2.4 million and $4.6 million, respectively, at an estimated effective tax rate. In addition, for the three and nine months ended September 30, 2015, we recognized $1.5 million in tax benefit related to adjustments to our tax asset valuation allowance from a prior period. For the three and nine months ended September 30, 2014, we generated income subject to income tax, partially as a result of the non-tax deductible nature of our fair value adjustments for the period. As a result, we recorded a gross provision for income taxes of $13.6 million for the nine months ended September 30, 2014.

Net (Income) Loss Attributed to Noncontrolling Interests

The following table presents the portion of our net (income) loss attributed to noncontrolling interests in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Net (income) loss attributed to noncontrolling interests	$–	$(723)	$723	100.0%	$87	$(4,126)	$4,213	NM
Percentage of net sales	–%	(0.3)%			0.0%	(0.5)%

Net (income) loss attributed to noncontrolling interests relates to our consolidated treatment of PE Op Co., which indirectly owns our plants located in the Western United States. For the three and nine months ended September 30, 2015 and 2014, we consolidated the entire income statement of PE Op Co. However, because we owned less than 100% of PE Op Co. for portions of the three and nine months ended September 30, 2015 and 2014, respectively, we reduced our consolidated net income (loss) for the noncontrolling interests, which were the ownership interests that we did not own. The decreases in net income attributed to noncontrolling interests for the periods are primarily due to lower operating income from lower commodity margins, much of which was generated at the plant level. Going forward, given our 100% ownership of PE Op Co., no amounts will be recorded for noncontrolling interests.

Net Income (Loss) Attributed to Pacific Ethanol

The following table presents our net income (loss) attributed to Pacific Ethanol in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Net income (loss) attributed to Pacific Ethanol	$(14,663)	$4,025	$(18,688)	NM	$(18,033)	$8,771	$(26,804)	NM
Percentage of net sales	(3.9)%	1.5%			(2.2)%	1.0%

Net income attributed to Pacific Ethanol decreased substantially during the three and nine months ended September 30, 2015 as compared to the same periods in 2014, primarily due to significantly lower crush and commodity margins in 2015 resulting predominantly from lower ethanol sales prices.

Preferred Stock Dividends and Income (Loss) Available to Common Stockholders

The following table presents our preferred stock dividends in dollars for our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, these preferred stock dividends as a percentage of net sales, and our income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Preferred stock dividends	$319	$319	$–	–%	$946	$946	$–	–%
Percentage of net sales	0.1%	0.1%			0.1%	0.1%
Income (loss) available to common stockholders	$(14,982)	$3,706	$(18,688)	NM	$(18,979)	$7,825	$(26,804)	NM
Percentage of net sales	(3.9)%	1.3%			(2.3)%	0.9%

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We paid cash dividends on our Series B Preferred Stock in the aggregate amount of $0.3 million for the three months ended September 30, 2015 and 2014, and $0.9 million for the nine months ended September 30, 2015 and 2014.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, we funded our operations primarily from cash on hand, including cash held by Aventine as of the closing of our acquisition of Aventine, and advances from Kinergy’s revolving credit facility. These funds were also used to make capital expenditures, payoff Aventine’s revolving credit facility, make payments on our capital leases and pay dividends in respect of our Series B Preferred Stock.

Our current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility and our Pacific Ethanol West plants’ credit facilities. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our credit facilities, cash generated from operations and proceeds from warrant exercises.

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated capital requirements for at least the next twelve months.

Quantitative Quarter-End Liquidity Status

We believe that the following amounts provide insight into our liquidity and capital resources. The following selected financial information should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report. The information below as of September 30, 2015 includes amounts consolidated from our acquisition of Aventine. The information below as of July 1, 2015 is the corresponding Aventine amounts outstanding as of July 1, 2015, the effective date of the acquisition (dollars in thousands).

	Pacific Ethanol, Inc.		Aventine
	September 30, 2015	December 31, 2014	July 1, 2015
Cash and cash equivalents	$53,056	$62,084	$18,756
Current assets	$182,954	$139,551	$69,149
Property and equipment, net	$472,632	$155,302	$312,781
Current liabilities	$75,633	$25,447	$27,233
Notes payable, noncurrent portion	$190,166	$34,533	$156,465
Working capital	$107,321	$114,104	$41,916
Working capital ratio	2.42	5.48	2.54

Change in Working Capital and Cash Flows

Working capital decreased to $107.3 million at September 30, 2015 from $114.1 million at December 31, 2014 as a result of an increase of $50.2 million in current liabilities, partially offset by an increase of $43.4 million in current assets.

Current assets increased primarily due to an increase of $16.8 million in accounts receivable and $29.7 million in inventory related to our new Pacific Ethanol Central operations, an increase of $14.1 million in income tax receivables resulting from losses generated in 2015, partially offset by a decrease in cash and cash equivalents of $9.0 million predominantly due to $17.4 million in cash used in our operations, $11.9 million in cash provided by our financing activities, as discussed below, and $3.5 million of cash used in our investing activities, also as discussed below. Current liabilities increased primarily due to an increase in accounts payable and accrued liabilities of $28.0 million resulting from our new Pacific Ethanol Central operations and $17.0 million in current portion of long-term debt related to the term loans associated with our Pacific Ethanol West plants that mature in June 2016.

Cash provided by our operating activities declined by $93.7 million, to net cash used in our operating activities of $17.4 million, primarily due to lower earnings predominantly from lower crush margins resulting from lower ethanol prices. Adjustments to reconcile net loss for the nine months ended September 30, 2015 to net cash used in our operating activities include depreciation and amortization of $15.1 million, an increase in accounts receivable of $6.0 million predominantly due to higher sales volumes and a decrease in accounts payable and accrued liabilities of $9.0 million due to timing of payments.

Cash used in our investing activities declined by $12.5 million in the first nine months of 2015 as compared to the same period in 2014 predominantly as a result of net cash of $18.8 million acquired in connection with our acquisition of Aventine upon closing the transaction, partially offset by $7.7 million in additional expenditures for the period for additions to property and equipment associated with our plant improvement initiatives and purchases of temporary cash collateralized letters of credit in the amount of $4.6 million related to our new Pacific Ethanol Central operations. In addition, we used $6.0 million in the first nine months of 2014 to acquire the remaining 4% ownership interest in PE Op Co., the owner of the Pacific Ethanol West plants. This expenditure did not recur in the same period in 2015.

Cash provided by our financing activities of $11.9 million in the first nine months of 2015 resulted from proceeds from Kinergy’s revolving line of credit of $29.7 million, proceeds from exercises of our warrants in the aggregate amount of $0.4 million, which were partially offset by principal and other payments on Aventine’s revolving line of credit of $13.8 million, payments on capital leases of $3.4 million and preferred stock dividends of $0.9 million.

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

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Years Ended December 31,
	2015	2014	2014	2013
Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	12.24	18.60	17.66	8.64
Excess	10.24	16.60	15.66	6.64

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2015, Kinergy had an outstanding balance of $47.1 million and an available borrowing base of $4.6 million under the credit facility.

Pacific Ethanol West Term Debt and Operating Line of Credit

Our indebtedness associated with our Pacific Ethanol West plants as of September 30, 2015 consisted of a $32.5 million tranche A-1 term loan and a $26.3 million tranche A-2 term loan. Pacific Ethanol, Inc. holds $41.8 million of these term loans, which are eliminated in consolidation. The term debt requires monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at our election, plus 10.0%. The revolving credit facilities require monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at our election, plus 10.0%. At September 30, 2015, the average interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the Pacific Ethanol West plants, until maturity, when all principal amounts are due.

As of September 30, 2015, we had no outstanding principal balances on our revolving credit facility for the Pacific Ethanol West plants and an aggregate borrowing availability of $19.5 million.

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

Pacific Ethanol Central Term Debt

On July 1, 2015, upon effectiveness of the Aventine acquisition, Aventine became one of our wholly-owned subsidiaries and, on a consolidated basis, the combined company became obligated with respect to Aventine’s term loan and revolving credit facilities. Aventine’s creditors under Aventine’s term loan and revolving credit facilities have recourse solely against Aventine and its subsidiaries and not against Pacific Ethanol, Inc. or its other direct or indirect subsidiaries. As of July 1, 2015, Aventine’s revolving line of credit had an outstanding balance of approximately $13.8 million. On July 1, 2015, we repaid, on behalf of Aventine, approximately $14.5 million, including approximately $0.7 million in termination fees, representing all amounts owed under the revolving line of credit.

As of September 30, 2015, Pacific Ethanol Central’s term loan facility had an outstanding balance of approximately $145.6 million. Interest on the term loan facility accrues and may be paid in cash at a rate of 10.5% per annum or may be paid in-kind at a rate of 15.0% per annum by adding such interest to the outstanding principal balance. If we elect to pay interest in-kind, the interest is capitalized at the end of each quarter. The term loan facility matures on September 24, 2017. The term loan facility is secured through a first-priority lien on substantially all of Aventine’s assets and contains customary financial covenants, including the requirement that Aventine maintain a cash balance of at least $2.0 million.

Contractual Obligations

As a result of our acquisition of Aventine, there have been material changes to the amounts presented in the table under the “Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2014. The following table outlines the additional payments due under our significant contractual obligations related to Aventine (in thousands):

	Q4 2015	2016	2017	2018	2019	Thereafter	Total
Debt principal	$–	$–	$145,619	$–	$–	$–	$145,619
Debt interest	3,822	15,290	11,468	–	–	–	30,580
Operating leases	4,431	12,616	8,497	5,158	3,341	215	34,258
Capital leases	886	3,545	2,659	–	–	–	7,090
Grain purchase obligations	10,625	–	–	–	–	–	10,625
Total commitments	$19,764	$31,451	$168,243	$5,158	$3,341	$215	$228,172

The above table outlines our obligations as of September 30, 2015 and does not reflect the changes in our obligations that occurred after that date.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2015 and 2014.

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

In July 2015, the FASB issued new guidance on simplifying the measurement of inventory. Under the new guidance, entities are required to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance is effective prospectively for fiscal years beginning after December 15, 2016. Early adoption is permitted. We have adopted the guidance with no material impact on our results of operations or financial condition.

In September 2015, the FASB issued new guidance on simplifying the accounting for measurement-period adjustments. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires acquirers to present separately on the face of the statement of operations or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for fiscal years beginning after December 31, 2015, applied prospectively. Early adoption is permitted. We will consider early adoption in future periods related to our current measurement period for our acquisition of Aventine.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $1.5 million and gains of $0.4 million related to settled non-designated hedges as the change in the fair values of these contracts for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of September 30, 2015, which may differ materially from actual results, are as follows (in millions):

Commodity	Nine Months Ended September 30, 2015 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	488.0	Gallons	$34.4
Corn	72.0	Bushels	$31.5

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At September 30, 2015, all of our long-term debt of $192.8 million was variable-rate in nature. Based on a 100 basis point (1.00%) increase in the interest rate on our long-term debt, pre-tax income for the nine months ended September 30, 2015 would be negatively impacted by approximately $1.9 million.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have evaluated pending cases and have recognized $3.3 million as a litigation contingency with respect to these cases for amounts that are probable and estimable.

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

We have incurred significant losses and negative operating cash flow in the past. For the nine months ended September 30, 2015, we incurred consolidated net losses of approximately $18.1 million and incurred negative operating cash flows of $17.4 million. For 2013 and 2012, we incurred consolidated net losses of approximately $1.2 million and $43.4 million, respectively, and in 2012 incurred negative operating cash flow of $20.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand and cash, if any, generated from our operations and from future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Our increased indebtedness could also have important consequences to holders of our common stock. For example, it could:

•	make it more difficult to pay or refinance our debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;
•	limit our flexibility to pursue other strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors who have less debt; or
•	require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, dividend payments and other general corporate purposes.

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

Our increased indebtedness could also have important consequences to holders of our common stock. For example, it could:

•	make it more difficult to pay or refinance our debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;
•	limit our flexibility to pursue other strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors who have less debt; or
•	require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, dividend payments and other general corporate purposes.

Based upon current levels of operations, we expect to generate sufficient cash on a consolidated basis to make all principal and interest payments when such payments become due under our existing credit facilities, indentures and other instruments governing our outstanding indebtedness, including Aventine’s outstanding debt, but there can be no assurance that we will be able to repay or refinance such borrowings and obligations.

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

Legislation aimed at reducing or eliminating the renewable fuel use required by the national RFS has been introduced in the United States Congress. On January 21, 2015, the Leave Ethanol Volumes at Existing Levels (LEVEL) Act (H.R. 434) was introduced in the House. The bill would amend the national RFS by decreasing the required volume of renewable fuels in 2015-2022 to 7.5 billion gallons per year. On February 4, 2015, the RFS Elimination Act (H.R. 703) was introduced in the House of Representatives. The bill would fully repeal the national RFS. Also introduced on February 4, 2015, was the RFS Reform Act (H.R. 704), which prohibits corn-based ethanol from meeting the national RFS requirements, caps the amount of ethanol that can be blended into conventional gasoline at 10%, and requires the EPA to set requirements for cellulosic biofuels at actual production levels. On January 6, 2015, a bill (H.R. 21) was introduced in the House of Representatives to, among other things, vacate any waivers issued under the Clean Air Act to allow the sale of mid-level ethanol blends for use in motor vehicles. A mid-level ethanol blend is an ethanol-gasoline blend containing 10-20% of ethanol by volume that is intended to be used in any conventional gasoline-powered motor vehicle or nonroad vehicle or engine. On February 26, 2015, the Corn Ethanol Mandate Elimination Act of 2015 (S. 577) was introduced in the Senate. The bill would eliminate corn ethanol as qualifying as a renewable fuel under the national RFS. The American Energy Renaissance Act of 2015 (S. 791 and H.R. 1487), which was introduced in the Senate on March 18, 2015 and the House on March 19, 2015, would phase out the national RFS over a five-year period. The Renewable Fuel Standard Repeal Act (S. 1584), which would fully repeal the national RFS, was introduced in the Senate on June 16, 2015. All of these bills were assigned to a congressional committee, which will consider them before possibly sending any of them on to the House of Representatives or the Senate as a whole. Our operations could be adversely impacted if any legislation is enacted that reduces or eliminates the national RFS volume requirements or that reduces or eliminates corn ethanol as qualifying as a renewable fuel under the national RFS.

Under the provisions of the Clean Air Act, as amended by the Energy Independence and Security Act of 2007, the EPA has limited authority to waive or reduce the mandated national RFS requirements, which authority is subject to consultation with the Secretaries of Agriculture and Energy, and based on a determination that there is inadequate domestic renewable fuel supply or implementation of the applicable requirements would severely harm the economy or environment of a state, region or the United States. On November 15, 2013, the EPA released its Notice of Proposed Rulemaking for the national RFS for 2014. The EPA proposed to reduce the Renewable Volume Obligations, or RVO, for 2014 for key categories of biofuel covered by the national RFS below the 2014 volumes specified in 2007 by the Energy Independence and Security Act of 2007 and below the RVO for 2013. However, the EPA withdrew its proposal on December 9, 2014, and announced that it would not finalize the RVO for 2014 until 2015. In addition, the EPA announced that it would propose the RVO for 2015 and 2016 simultaneously in 2015. On May 29, 2015, the EPA published its proposed rule for RFS blending requirements for 2014-2016. Because 2014 has passed, the EPA proposes to base the 2014 blending requirement on the market’s actual use of renewable fuel. For 2015, the EPA is proposing to reduce the portion of the national RFS mandate for which corn ethanol qualifies from the statutory level of 15.0 billion gallons to 13.4 billion gallons. For 2016, the EPA is proposing to reduce this portion of the national RFS from the statutory level of 15.0 billion gallons to 14.0 billion gallons. We believe that the EPA’s decision to propose cuts to the Congressionally established volumes is based on the EPA’s perception that the nation’s refueling infrastructure is currently unable to distribute the statutorily-required volumes to consumers. The EPA held a public hearing on its proposal on June 25, 2015, and accepted written comments from the public through July 27, 2015. A final rule for the 2014-2016 national RFS requirements is expected to be published by the EPA no later than November 30, 2015. Our results of operations, cash flows and financial condition could be adversely impacted if the EPA finalizes RVO levels that are below the levels specified in the national RFS.

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

Our success will depend on our ability to maintain and renew business relationships, including relationships with preexisting customers of both Pacific Ethanol and Aventine, and to establish new business relationships. There can be no assurance that we will be able to maintain preexisting customer contracts and other business relationships, or enter into or maintain new customer contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition and results of operations.

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

We issued an aggregate of approximately 17.8 million shares of our common stock and non-voting common stock upon the closing the Aventine acquisition. The sale of these new shares of common stock (including shares of common stock issuable upon conversion of shares of non-voting common stock issued in the acquisition) by former Aventine stockholders, or the perception that these sales could occur, could have the effect of depressing the market price for shares of our common stock, causing the value of your investment to decline significantly.

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

Although the Aventine acquisition is expected to be accretive to earnings per share, the acquisition may not be accretive, and may be dilutive, to our earnings per share. The expectation that the acquisition will be accretive is based on preliminary estimates that may materially change. All of the risk factors applicable to the ethanol industry and our business as a marketer and producer of ethanol are also applicable to Aventine’s business. In addition, future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than may be expected, including:

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

For each of the three months ended September 30, 2015 and 2014, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

Exhibit Number	Description
3.1	Certificate of Incorporation (*)
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock (*)
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock (*)
3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010 (*)
3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011 (*)
3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013 (*)
3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015 (*)
10.1	Amendment No. 3 to Amended and Restated Loan and Security Agreement dated July 1, 2015 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC (1)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

____________________

(*)	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: November 6, 2015	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
3.1	Certificate of Incorporation
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock
3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010
3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011
3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013
3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________________

