Form 10-K
period 2015-12-31
Pacific Ethanol, Inc.
filed 2016-03-15
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21467

PACIFIC ETHANOL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2170618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 403-2123

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $247.2 million as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant had no non-voting common equity as of June 30, 2015.

As of March 14, 2016, there were 38,982,931 shares of the registrant’s common stock $0.001 par value per share, and 3,540,132 shares of the registrant’s non-voting common stock $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference certain information from the registrant’s proxy statement (the “Proxy Statement”) for the 2016 Annual Meeting of Stockholders to be filed on or before April 29, 2016

TABLE OF CONTENTS

Page

PART I

Index to Exhibits

Signatures

Exhibits Filed with this Report

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

We own and operate eight strategically-located ethanol production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, or the Pacific Ethanol West plants; and four of our plants are located in the Midwestern states of Illinois and Nebraska, or the Pacific Ethanol Central plants. Our plants have a combined ethanol production capacity of 515 million gallons per year. We are the sixth largest producer of ethanol in the United States based on annualized volumes. We market all the ethanol and co-products produced at our eight plants as well as ethanol produced by third parties. On an annualized basis, we market over 800 million gallons of ethanol and over 1.5 million tons of ethanol co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

Our mission is to advance our position and significantly increase our market share as a leading producer and marketer of low-carbon renewable fuels in the United States. We intend to accomplish this goal in part by expanding our ethanol production capacity and distribution infrastructure, accretive acquisitions, lowering the carbon intensity of our ethanol, extending our marketing business into new regional and international markets, and implementing new technologies to promote higher production yields and greater efficiencies.

Production Segment

We produce ethanol and co-products at our eight production facilities described below. Our Pacific Ethanol West plants are located on the West Coast near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. Our Pacific Ethanol Central plants are located in the Midwest in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, our ability to load unit trains from the Pacific Ethanol Central plants allows for greater access to international markets.

		Facility Name	Facility Location	Estimated Annual Capacity (gallons)
Pacific Ethanol West	{	Magic Valley	Burley, ID	60,000,000
		Columbia	Boardman, OR	40,000,000
		Stockton	Stockton, CA	60,000,000
		Madera	Madera, CA	40,000,000

Pacific Ethanol Central	{	Aurora West	Aurora, NE	110,000,000
		Aurora East	Aurora, NE	45,000,000
		Pekin Wet	Pekin, IL	100,000,000
		Pekin Dry	Pekin, IL	60,000,000

We produce ethanol co-products at our eight production facilities such as wet distillers grains, or WDG, dry distillers grains with solubles, or DDGS, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, distillers yeast and CO2.

Marketing Segment

We market ethanol and co-products produced by our eight ethanol production facilities and market ethanol produced by third parties. We have extensive customer relationships throughout the Western and Midwestern United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. Our customers depend on us to provide a reliable supply of ethanol, and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require ethanol volumes in excess of the supplies we produce at our eight production facilities. We secure additional ethanol supplies from third party plants in California and other third party suppliers in the Midwest where a majority of ethanol producers are located. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market our distillers grains and other feed co-products to dairies and feedlots, in many cases located near our ethanol plants. These customers use our feed co-products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market co-products from other ethanol producers.

See “Note 5 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our segments.

Acquisition of Aventine

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

We believe the Aventine acquisition is resulting in a number of synergies and strategic advantages. We believe the acquisition has spread commodity and basis price risks across diverse markets and products, assisting in our efforts to optimize margin management; improve our hedging opportunities with a greater correlation to the liquid physical and paper markets in Chicago; and increase our flexibility and alternatives in feedstock procurement for our Midwest and Western production facilities. The acquisition also expands our marketing reach into new markets and extends our mix of co-products. We believe the acquisition will enable us to have deeper market insight and engagement in major ethanol and feed markets outside the Western United States, thereby improving pricing opportunities; allow us to establish access to markets in 48 states for ethanol sales and access many markets with ethanol and co-product sales reaching domestic and international customers; and enable us to use our more diverse mix of co-products to generate strong co-product returns. In addition, the acquisition increased our combined ethanol production capacity to 515 million gallons per year and increased our annualized ethanol marketing volume to over 800 million gallons.

Company History

We are a Delaware corporation formed in February 2005. Our common stock trades on The NASDAQ Capital Market under the symbol “PEIX.” Our Internet website address is http://www.pacificethanol.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission and other Securities and Exchange Commission filings are available free of charge through our website as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Business Strategy

Our primary goal is to advance our position and significantly increase our market share as a leading producer and marketer of low-carbon renewable fuels in the United States. The key elements of our business and growth strategy to achieve this objective include:

•	Expand ethanol production capacity and distribution infrastructure. We believe the United States ethanol production industry is poised for consolidation. We evaluate and intend to pursue opportunities to acquire additional ethanol production, storage and distribution facilities and related infrastructure as financial resources and business prospects make these acquisitions desirable. To this end, we are examining specific opportunities to extend our current production and marketing platform with strategic and synergistic acquisitions. In addition, we plan to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the United States.

•	Lower the carbon intensity of our ethanol. We plan to further reduce the carbon intensity of the ethanol we produce. We are able to sell this lower carbon intensity ethanol in certain regions at premium prices compared to higher carbon intensity ethanol. We are able to charge premium prices for this ethanol based on state laws and regulations, such as Low-Carbon Fuel Standards enacted in California and Oregon that require blenders to use lower carbon intensity ethanol in their gasoline. When available and cost-effective, we intend to use feedstock other than corn, including cellulosic feedstock, as the raw material used in the production of ethanol to further reduce the carbon intensity of our ethanol.

•	Extend our marketing business into new regional and international markets. We have strengthened our market position in the Midwest through our acquisition of Aventine. We intend to pursue opportunities to extend our marketing business into new regional markets within reach from Aventine’s plants in Illinois and Nebraska. We also plan to leverage our new relationships with Aventine’s customers to market and sell additional ethanol sourced from third parties. In addition, we are exploring opportunities to market and sell ethanol internationally.

•	Implement new technologies. We intend to continue to evaluate and implement new equipment and technologies to increase the production yields and efficiencies of our ethanol plants, reduce our use of carbon-based fuels, use other feedstocks, and allow us to produce advanced biofuels as financial resources and market conditions justify these investments.

Competitive Strengths

We believe that our competitive strengths include the following:

•	Our customer and supplier relationships. We have extensive business relationships with customers and suppliers in California and other Western states. We have also established extensive business relationships with new customers and suppliers in the Midwest through our acquisition of Aventine. In addition, we have developed extensive business relationships with major and independent un-branded gasoline suppliers who collectively control the majority of all gasoline sales in those regions.

•	Our ethanol distribution network. We believe we have a competitive advantage due to our experience in marketing to customers in major metropolitan and rural markets in the Western United States. We have developed an ethanol distribution network for delivery of ethanol by truck to virtually every significant fuel terminal as well as to numerous smaller fuel terminals throughout California and other Western states. Fuel terminals have limited storage capacity and we have successfully secured storage tanks at many of the terminals we service. In addition, we have an extensive network of third-party delivery trucks available to deliver ethanol throughout the Western United States. In the Midwest, we have the benefit at our Nebraska facilities to sell and deliver products in bulk via unit trains providing us access to western, gulf coast and international import markets. Our Illinois facilities provide excellent logistical access via rail, truck and barge. Its relatively unique wet milling process allows us to extract the highest use and value from each component of the corn kernel. As a result, the wet milling process generates a higher level of cost recovery from corn than that produced at a dry mill. Further, the additional higher valued co-products can be sold at premium prices under fixed price, longer term contracts (up to 12 months) thus providing a more stable source or revenue in what can be a volatile commodity industry.

•	Our strategic locations. We operate our eight ethanol plants in markets where we believe their individual locations, as well as our overall ethanol production and marketing platform, provide strategic advantages. Our production in both the Western United States and in the Midwest enables us to source ethanol from two different regions, which we believe will allow us to address regional inefficiencies and other challenges such as rail congestion and other supply constraints as well as pricing anomalies.

o	Pacific Ethanol West plants. We operate the Pacific Ethanol West plants in the Western United States where we believe local characteristics create an opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities in other regions. We believe a combination of factors enable us to achieve this cost advantage, including:

▪	Locations near fuel blending facilities lower our ethanol transportation costs while providing timing and logistical advantages over competing locations that require ethanol to be shipped over much longer distances, and in many cases, require double-handling.

▪	Locations adjacent to major rail lines allow the efficient delivery of corn in large unit trains from major corn-producing regions, and allow for the efficient delivery of ethanol in large unit trains to other markets, including markets with higher demand.

▪	Locations near large concentrations of dairy and/or beef cattle enable delivery of WDG, over short distances without the need for costly drying processes.

o	Pacific Ethanol Central plants. We operate the Pacific Ethanol Central plants in the Midwest which enables us to participate in the largest regional ethanol market in the United States as well as international markets. Our Midwest locations, coupled with our locations in the Western United States, also allow us many advantages over locations solely on the West Coast, including:

▪	Locations in diverse markets assist us in spreading commodity and basis price risks across markets and products, supporting our efforts to optimize margin management.

▪	Locations in the Midwest enhance our overall hedging opportunities with a greater correlation to the highly-liquid physical and paper markets in Chicago.

▪	Locations in diverse markets support heightened flexibility and alternatives in feedstock procurement for our various production facilities.

▪	Locations in the Midwest allow us deeper market insight and engagement in major ethanol and feed markets outside the Western United States, thereby improving pricing opportunities.

•	Our low carbon-intensity ethanol. California and Oregon have enacted Low-Carbon Fuel Standards for transportation fuels. Under these Low-Carbon Fuel Standards, the ethanol we produce at our production facilities in the Western United States has a lower carbon-intensity than most ethanol produced at plants by other producers. This is primarily because the Pacific Ethanol West plants use less energy in their production processes. The ethanol produced in California by other producers, all of which we market, also has a lower carbon-intensity rating than either gasoline or ethanol produced in the Midwest. The lower carbon-intensity rating of ethanol we produce at the Pacific Ethanol West plants or otherwise resell from third-party California producers is valued in the market by our customers and has enabled us to capture premium prices for this ethanol.

•	Modern technologies. Our Pacific Ethanol West plants use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies to achieve lower operating costs, higher yields and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels.

•	Our experienced management. Our senior management team has a proven track record with significant operational and financial expertise and many years of experience in the ethanol, fuel and energy industries. Our senior executives, who average approximately 15 years of industry experience, have successfully navigated a wide variety of business and industry-specific challenges and deeply understand of the business of successfully producing and marketing ethanol and its co-products.

We believe that these competitive strengths will help us attain our goal to advance our position and significantly increase our market share as a leading producer and marketer of low-carbon renewable fuels in the United States.

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

The United States ethanol industry is supported by federal and state legislation and regulation. For example, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. Under the national RFS, the mandated use of all renewable fuels rises incrementally in succeeding years and peaks at 36.0 billion gallons by 2022. Under the national RFS, approximately 13.6 billion gallons in 2014 and 14.5 billion gallons in 2015 were required from conventional, or corn-based, ethanol. Under the national RFS, 14.4 billion gallons are required from conventional ethanol in 2016. The national RFS allows the Environmental Protection Agency, or EPA, to adjust the annual requirement based on certain facts.

According to the U.S. Energy Information Administration, the domestic ethanol industry produced a record of approximately 14.8 billion gallons of ethanol in 2015. We believe that the ethanol market in California alone represented approximately 10% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol is not shipped in these types of pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks.

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

Compared to gasoline, ethanol is generally considered to be cleaner burning and contains higher octane. We anticipate that the increasing demand for renewable transportation fuels coupled with limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions through the use of renewable fuels will generate additional growth in the demand for ethanol.

According to the DOE, total annual gasoline consumption in the United States is approximately 140 billion gallons and total annual ethanol consumption represented approximately 10% of this amount in 2014. The domestic ethanol industry has substantially reached this 10% blend ratio, and we believe the industry has significant potential for growth as the industry migrates to an up to 15% blend ratio, which would translate into an annual demand of up to 20 billion gallons of ethanol.

Overview of Ethanol Production Process

Ethanol production from starch- or sugar-based feedstock is a highly-efficient process that we believe now yields substantially more energy from ethanol and its co-products than is required to make the products. The modern production of ethanol requires large amounts of corn, or other high-starch grains, and water as well as chemicals, enzymes and yeast, and denaturants including unleaded gasoline or liquid natural gas, in addition to natural gas and electricity.

Dry Milling Process

In the dry milling process, corn or other high-starch grain is first ground into meal, then slurried with water to form a mash. Enzymes are then added to the mash to convert the starch into the simple sugar, dextrose. Ammonia is also added for acidic (pH) control and as a nutrient for the yeast. The mash is processed through a high temperature cooking procedure, which reduces bacteria levels prior to fermentation. The mash is then cooled and transferred to fermenters, where yeast is added and the conversion of sugar to ethanol and CO2 begins.

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

The residual stillage is separated into a coarse grain portion and a liquid portion through a centrifugation process. The soluble liquid portion is concentrated to about 40% dissolved solids by an evaporation process. This intermediate state is called condensed distillers solubles, or syrup. The coarse grain and syrup portions are then mixed to produce WDG or can be mixed and dried to produce dried distillers grain with solubles, or DDGS. Both WDG and DDGS are high-protein animal feed products.

Wet Milling Process

In the wet milling process, corn or other high-starch grain is first soaked or “steeped” in water for 24 – 48 hours to separate the grain into its many components. After steeping, the corn slurry is processed first to separate the corn germ, from which the corn oil can be further separated. The remaining fiber, gluten and starch components are further separated and sold.

The steeping liquor is concentrated in an evaporator. The concentrated product, called heavy steep water, is co-dried with the fiber component and is then sold as corn gluten feed. The gluten component is filtered and dried to produce corn gluten meal.

The starch and any remaining water from the mash is then processed into ethanol or dried and processed into corn syrup. The fermentation process for ethanol at this stage is similar to the dry milling process.

Overview of Distillers Grains Market

Distillers grains are produced as a co-product of ethanol production and are valuable components of feed rations primarily to dairies and beef cattle markets, both nationally and internationally. Our plants produce both WDG and DDGS. WDG is sold to customers proximate to the plants and DDGS is delivered by truck, rail and barge to customers in domestic and international markets.

Producing WDG also allows us to use up to one-third less process energy thus reducing production costs and lowering the carbon footprint of these plants thereby increasing demand in California where premiums are paid for the low-carbon attributes.

Historically, the market price for distillers grains has generally tracked the value of corn. We believe that the market price of WDG and DDGS is determined by a number of factors, including the market value of corn, soybean meal and other competitive ingredients, the performance or value of WDG and DDGS in a particular feed formulation and general market forces of supply and demand, including export markets for these co-products. The market price of distillers grains is also often influenced by nutritional models that calculate the feed value of distillers grains by nutritional content, as well as reliability of consistent supply.

Customers

We market and sell through our wholly-owned subsidiary, Kinergy Marketing LLC, or Kinergy, all of the ethanol produced by our eight production facilities. Kinergy also markets ethanol produced by third parties. We have extensive customer relationships throughout the Western and Midwestern United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. Our customers depend on us to provide a reliable supply of ethanol, and manage the logistics and timing of delivery with very little effort on their side. Our customers collectively require ethanol volumes in excess of the supplies we produce at our eight production facilities. We secure additional ethanol supplies from third party plants in California and other third party suppliers in the Midwest where a majority of ethanol producers are located. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We also market all of the co-products produced at our eight plants. We do not market co-products from other ethanol producers. Our co-products include WDG, DDGS, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, distillers yeast and CO2. We market our distillers grains and other feed co-products to dairies and feedlots, in many cases located near our ethanol plants. These customers use our feed co-products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers.

Our production segment generated $527.7 million, $450.5 million and $387.5 million in net sales for the years ended December 31, 2015, 2014, and 2013, respectively, from the sale of ethanol. Our production segment generated $182.5 million, $111.9 million and $119.7 million in net sales for the years ended December 31, 2015, 2014, and 2013, respectively, from the sale of co-products.

During 2015, 2014 and 2013, we sold an aggregate of approximately 319.2 million, 183.5 million and 149.7 million gallons of fuel-grade ethanol and 2.1 million, 1.5 million and 1.3 million tons of ethanol co-products, respectively.

Our marketing segment generated $481.0 million, $545.0 million and $401.3 million in net sales for the years ended December 31, 2015, 2014, and 2013, respectively, from the sale of ethanol.

During 2015, 2014 and 2013, we produced or purchased ethanol from third parties and resold an aggregate of approximately 594 million, 400 million and 302 million gallons of fuel-grade ethanol to approximately 69, 41 and 37 customers, respectively. Sales to our four largest customers, Chevron Products USA, Valero Energy Corporation, Sinclair Oil Corporation and Tesoro Refining and Marketing Company LLC in 2015, 2014 and 2013 represented an aggregate of approximately 45%, 59% and 58%, of our net sales, respectively. Sales to each of our other customers represented less than 10% of our net sales in each of 2015, 2014 and 2013.

Suppliers

Production Segment

Our ethanol production operations are dependent upon various raw materials suppliers, including suppliers of corn, natural gas, electricity and water. The cost of corn is the most important variable cost associated with our ethanol production. We source corn for our plants using standard contracts, including spot purchase, forward purchase and basis contracts. When resources are available, we seek to limit the exposure of our ethanol production operations to raw material price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and other raw materials futures contracts.

During 2015, 2014 and 2013, purchases of corn from our three largest suppliers represented an aggregate of approximately 41%, 53% and 59% of our total corn purchases, respectively, for those periods. Purchases from each of our other corn suppliers represented less than 10% of total corn purchases in each of 2015, 2014 and 2013.

Marketing Segment

Our marketing operations are dependent upon various third-party producers of fuel-grade ethanol. In addition, we provide ethanol transportation, storage and delivery services through third-party service providers with whom we have contracted to receive ethanol at agreed upon locations from our third party suppliers and to store and/or deliver the ethanol to agreed-upon locations on behalf of our customers. These contracts generally run from year-to-year, subject to termination by either party upon advance written notice before the end of the then current annual term.

During 2015, 2014 and 2013, we purchased and resold from third parties an aggregate of approximately 275.3 million, 215.4 million and 151.4 million gallons, respectively, of fuel-grade ethanol.

During 2015, 2014 and 2013, purchases of fuel-grade ethanol from our three largest third-party suppliers represented an aggregate of approximately 37%, 68% and 77% of our total third party ethanol purchases, respectively, for those periods. Purchases from each of our other third party ethanol suppliers represented less than 10% of total third-party ethanol purchases in each of 2015, 2014 and 2013.

Pacific Ethanol Plants

The table below provides an overview of our eight ethanol production facilities. Our plants have an aggregate annual production capacity of up to 515 million gallons. All of our plants are currently operational. As market conditions change, we may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Pacific Ethanol West Plants

	Madera Facility	Columbia Facility	Magic Valley Facility	Stockton Facility
Location	Madera, CA	Boardman, OR	Burley, ID	Stockton, CA
Approximate maximum annual ethanol production capacity (in millions of gallons)	40	40	60	60
Production milling process	Dry	Dry	Dry	Dry
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas

Pacific Ethanol Central Plants

	Pekin Wet Facility	Pekin Dry Facility	Aurora West Facility	Aurora East Facility
Location	Pekin, IL	Pekin, IL	Aurora, NE	Aurora, NE
Approximate maximum annual ethanol production capacity (in millions of gallons)	100	60	110	45
Production milling process	Wet	Dry	Dry	Dry
Primary energy source	Natural Gas/Coal	Natural Gas	Natural Gas	Natural Gas

Commodity Risk Management

We employ various risk mitigation techniques. For example, we may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price or variable-price contracts with our suppliers, as well as entering into derivative contracts for ethanol, corn and natural gas. To mitigate ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks by selling exchange-traded futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins. However, given the nature of our business, we cannot effectively hedge against extreme volatility or certain market conditions. For example, ethanol prices, as reported by the Chicago Board of Trade, or CBOT, ranged from $1.31 to $1.69 per gallon during 2015 and $1.50 to $3.52 per gallon during 2014 and corn prices, as reported by the CBOT, ranged from $3.48 to $4.34 per bushel during 2015 and from $3.21 to $5.16 per bushel during 2014.

Marketing Arrangements

We market all the ethanol produced at our eight production facilities. In addition, we have exclusive ethanol marketing agreements with two third-party ethanol producers, Calgren Renewable Fuels, LLC and AE Advanced Fuels Keyes, Inc., to market and sell their entire ethanol production volumes. Calgren Renewable Fuels, LLC owns and operates an ethanol production facility in Pixley, California with annual production capacity of 55 million gallons. AE Advanced Fuels Keyes, Inc. owns and operates an ethanol production facility in Keyes, California with annual production capacity of 55 million gallons. We intend to evaluate and pursue opportunities to enter into marketing arrangements with other third-party ethanol producers as business prospects make these marketing arrangements advisable.

Competition

We are the sixth largest producer of ethanol in the United States based on annualized volumes and operate in the highly competitive ethanol production and marketing industry. The largest ethanol producers in the United States are Archer Daniels Midland Company and Valero Energy Corporation, collectively with over 20% of the total installed ethanol production capacity in the United States. In addition, there are many mid-size producers with several plants under ownership, smaller producers with one or two plants, and several ethanol marketers that create significant competition. Overall, we believe there are over 200 ethanol production facilities in the United States with a total installed production capacity of approximately 15.6 billion gallons and many brokers and marketers with whom we compete for sales of ethanol and its co-products.

We believe that our competitive strengths include our customer and supplier relationships, our extensive ethanol distribution network, our strategic locations, our low carbon ethanol, our use of modern technologies at our production facilities and our experienced management. We believe that these advantages will help us to attain our goal to advance our position and significantly increase our market share as a leading producer and marketer of low-carbon renewable fuels in the United States.

Most of the largest metropolitan areas in the United States have fuel terminals served by rail, but other major metropolitan areas and more remote smaller cities and rural areas do not. We believe that we have a competitive advantage in the Western United States in particular due to our experience in marketing to the segment of customers in major metropolitan and rural markets in the Western United States. We manage the complicated logistics of shipping ethanol to intermediate storage locations throughout the Western United States and trucking the ethanol from these storage locations to blending racks where the ethanol is blended with gasoline. We believe that by establishing an efficient service for truck deliveries to these more remote locations, we have differentiated ourselves from our competitors on the West Coast. In addition, due to our Pacific Ethanol West plant locations, we believe that we benefit from our ability to increase spot sales of ethanol from those plants following ethanol price spikes caused from time to time by rail delays in delivering ethanol from the Midwest to the Western United States.

Our strategic locations in the Western United States designed to capitalize on cost efficiencies may nevertheless result in higher than expected costs as a result of more expensive raw materials and related shipping costs, including corn, which generally must be transported from the Midwest. If the costs of producing and shipping ethanol and its co-products over short distances are not advantageous relative to the costs of obtaining raw materials from the Midwest, then the benefits of our strategic locations on the West Coast may not be realized.

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

In addition, some governmental regulations are helpful to our ethanol production and marketing business. The ethanol fuel industry is supported by federal and state mandates and environmental regulations that favor the use of ethanol in motor fuel blends in North America. Some of the governmental regulations applicable to our ethanol production and marketing business are briefly described below.

National Energy Legislation

The Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior national RFS. The national RFS significantly increases the mandated use of renewable fuels, rising incrementally each year, to 36.0 billion gallons by 2022.

Under the provisions of the Energy Independence and Security Act of 2007, the EPA has the authority to waive the mandated national RFS requirements in whole or in part. To grant a waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that there is inadequate domestic renewable fuel supply or implementation of the requirement would severely harm the economy or environment of a state, region or the United States as a whole.

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

In the Senate, the Corn Ethanol Mandate Elimination Act of 2015 (S. 577) was introduced on February 26, 2015. The bill would eliminate corn ethanol as qualifying as a renewable fuel under the national RFS. On March 18, 2015, the American Energy Renaissance Act of 2015 (S. 791) was introduced in the Senate. Companion legislation (H.R. 1487) was introduced in the House of Representatives on March 19, 2015. Among other provisions, the bill would phase out the national RFS between 2016 and 2019 and fully repeal the program in 2020. The Renewable Fuel Standard Repeal Act (S. 1584) was introduced in the Senate on June 16, 2015. It would fully repeal the national RFS.

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

The California Air Resources Board has engaged in a comprehensive process to re-adopt California’s Low-Carbon Fuel Standard for transportation fuels through 2020 and is expected to extend this through 2030 applying aggressive new carbon intensity reduction targets for the final 10 years. We believe the revised program will be beneficial as we produce among the lowest carbon intensity ethanol commercially available, and we receive a premium for the fuel we sell into the California marketplace, which we expect will increase as the compliance curve steepens beginning in 2016.

A program similar to California’s Low-Carbon Fuel Standard has also been adopted in Oregon and the Canadian province of British Columbia, and is under discussion in Washington State. These regions, together with California, represent a very large segment of the overall demand for transportation fuels in the United States.

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

Employees

As of March 14, 2016, we had approximately 465 full-time employees. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. Approximately 135 of our employees are presently represented by a labor union, covered by a collective bargaining agreement. We have never had a work stoppage or strike and we consider our relations with our employees to be good.

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

We have incurred significant losses and negative operating cash flow in the past. For the year ended December 31, 2015, we incurred consolidated net losses of approximately $18.9 million and incurred negative operating cash flows of $26.8 million. For 2013 and 2012, we incurred consolidated net losses of $1.2 million and $43.4 million, respectively, and in 2012 incurred negative operating cash flow of $20.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand and cash, if any, generated from our operations and from future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the Renewable Fuels Association, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in January 1999 to a record 14.8 billion gallons in 2015. In addition, if ethanol production margins improve, we anticipate that owners of idle ethanol production facilities, many of which may be idled due to poor production margins, will restart operations, thereby resulting in more abundant ethanol supplies and inventories. Any increase in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $1.31 to $1.69 per gallon during 2015 and $1.50 to $3.52 per gallon during 2014. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from other feedstock and that it negatively impacts consumers by causing increased prices for dairy, meat and other food generated from livestock that consume corn. Additionally, ethanol critics contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of federal mandates, which could adversely affect the demand for ethanol. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel.

There are limited markets for ethanol beyond those established by federal mandates. Discretionary blending and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. Also, the demand for ethanol is affected by the overall demand for transportation fuel. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of decreases in transportation fuel demand. A reduction in the demand for ethanol and ethanol co-products may depress the value of our products, erode our margins and reduce our ability to generate revenue or to operate profitably. Consumer acceptance of E15 and E85 fuels is needed before ethanol can achieve any significant growth in market share relative to other transportation fuels.

If we fail to integrate successfully the businesses of Pacific Ethanol and Aventine our results of operations will be adversely affected.

The success of the Aventine acquisition will depend, in large part, on our ability to realize the anticipated benefits from combining the businesses of Pacific Ethanol and Aventine. To realize these anticipated benefits, we must successfully integrate the businesses of Pacific Ethanol and Aventine. This integration has been and will continue to be complex and time-consuming.

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

Our level of indebtedness may make it more difficult for us to pay or refinance our debts and we may need to divert our cash flow from operations to debt service payments. Our indebtedness could limit our ability to pursue other strategic opportunities and could increase our vulnerability to adverse economic and industry conditions.

Our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding. Our indebtedness could also have important consequences to holders of our common stock. For example, it could:

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

Based upon current levels of operations, we expect to generate sufficient cash on a consolidated basis to make all principal and interest payments when such payments become due under our existing credit facilities, indentures and other instruments governing our outstanding indebtedness, but there can be no assurance that we will be able to repay or refinance such borrowings and obligations.

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

Under the provisions of the Clean Air Act, as amended by the Energy Independence and Security Act of 2007, the EPA has limited authority to waive or reduce the mandated national RFS requirements, which authority is subject to consultation with the Secretaries of Agriculture and Energy, and based on a determination that there is inadequate domestic renewable fuel supply or implementation of the applicable requirements would severely harm the economy or environment of a state, region or the United States. For 2016, the EPA reduced the national RFS from the statutory level of 15.0 billion gallons to 14.0 billion gallons. We believe that the EPA’s decision to propose cuts to the congressionally established volumes is based on the EPA’s perception that the nation’s refueling infrastructure is currently unable to distribute the statutorily-required volumes to consumers. Our results of operations, cash flows and financial condition could be adversely impacted if the EPA further reduces the national RFS requirements from the statutory levels specified in the national RFS.

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

Federal and state income tax laws impose restrictions on the utilization of net operating loss, or NOL, and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code, or Code. In general, an ownership change occurs when stockholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryovers) have increased their ownership of stock in such corporation by more than 50 percentage points during any three-year period. The annual base limitation under Section 382 of the Code is calculated by multiplying the loss corporation’s value at the time of the ownership change by the greater of the long-term tax-exempt rate determined by the Internal Revenue Service in the month of the ownership change or the two preceding months.

As of December 31, 2015, we had $137.6 million of federal NOLs that are limited in their annual use under Section 382 of the Code. Accordingly, our ability to utilize these NOL carryforwards may be substantially limited. These limitations could in turn result in increased future tax obligations, which could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our sales are generated from a small number of customers. During 2015, 2014 and 2013, four customers accounted for an aggregate of approximately $538 million, $659 million and $521 million in net sales, representing 45%, 59% and 58% of our net sales, respectively, for those periods. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified amount of ethanol or dollar amount of sales or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

Item 1B.     Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2015 fiscal year and that remain unresolved.

Item 2.     Properties.

Our corporate headquarters, located in Sacramento, California, consists of a 10,000 square foot office under a lease expiring in 2018. The Pacific Ethanol West plants are located in Madera, California, at a 137 acre facility; Boardman, Oregon, at a 25 acre facility; Burley, Idaho, at a 160 acre facility; and Stockton, California, at a 30 acre facility. We own the land in Madera, California and Burley, Idaho. The land in Boardman, Oregon and Stockton, California are leased under leases expiring in 2026 and 2022, respectively. The Pacific Ethanol Central plants are located in Pekin, Illinois at a 94 acre facility and Aurora, Nebraska, at a 96 acre facility. We own the land in Pekin, Illinois and Aurora, Nebraska. We also own an idled ethanol production facility in Canton, Illinois on a 289 acre facility, of which a significant portion is farm land. Our production segment includes the Pacific Ethanol West plants and the Pacific Ethanol Central plants. See “Business—Production Facilities.”

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

We have evaluated the following pending cases and have recorded $3.2 million as a litigation contingency with respect to these cases for amounts that are probable and estimable.

Western Sugar Cooperative

Pacific Ethanol, Inc., through a subsidiary acquired in its acquisition of Aventine, became involved in a pending lawsuit with Western Sugar Cooperative (“Western Sugar”) that pre-dated the Aventine acquisition.

On February 27, 2015, Western Sugar filed a complaint in the United States District Court for the District of Colorado (Case No. 1:15-cv-00415) naming Aventine Renewable Energy, Inc. (“ARE, Inc.”), one of Aventine’s subsidiaries, as defendant. Western Sugar amended its complaint on April 21, 2015. ARE, Inc. purchased surplus sugar through a United States Department of Agriculture program. Western Sugar was one of the entities that warehoused this sugar for ARE, Inc. The suit alleges that ARE, Inc. breached its contract with Western Sugar by failing to pay certain penalty rates for the storage of its sugar or alternatively failing to pay a premium rate for storage. Western Sugar alleges that the penalty rates apply because ARE, Inc. failed to take timely delivery or otherwise cause timely shipment of the sugar. Western Sugar claims “expectation damages” in the amount of approximately $8.6 million. ARE, Inc. filed answers to Western Sugar’s complaint and amended complaint generally denying Western Sugar’s allegations and asserting various defenses. The case is currently in its discovery phase. We are evaluating Western Sugar’s claims.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “PEIX”. We also have non-voting common stock outstanding which is not listed on an exchange. The table below shows, for each fiscal quarter indicated, the high and low sales prices of shares of our common stock. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Price Range
	High	Low
Year Ended December 31, 2015:
First Quarter (January 1 – March 31)	$12.16	$7.51
Second Quarter (April 1 – June 30)	$13.70	$9.90
Third Quarter (July 1 – September 30)	$10.45	$6.11
Fourth Quarter (October 1 – December 31)	$7.64	$3.74

Year Ended December 31, 2014:
First Quarter	$18.20	$4.83
Second Quarter	$18.65	$10.43
Third Quarter	$23.97	$13.75
Fourth Quarter	$15.57	$9.10

Security Holders

As of March 14, 2016, we had 38,974,972 shares of common stock outstanding held of record by approximately 340 stockholders and 3,540,132 shares of non-voting common stock outstanding held of record by 15 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 14, 2016, the closing sales price of our common stock on The NASDAQ Capital Market was $5.20 per share.

Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Composite Index and The NASDAQ Clean Edge Green Energy Index, or Peer Group, in each case over the five-year period ended December 31, 2015.

The graph assumes $100 invested at the indicated starting date in our common stock and in each of The NASDAQ Composite Index and the Peer Group, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns. This graph assumes that the value of the investment in our common stock and each of the comparison groups was $100 on December 31, 2010.

	Cumulative Total Return ($)
	12/10	12/11	12/12	12/13	12/14	12/15
PACIFIC ETHANOL, INC.	100.00	20.98	6.26	6.72	13.63	6.31
THE NASDAQ COMPOSITE INDEX	100.00	100.53	116.92	166.19	188.78	199.95
THE NASDAQ CLEAN EDGE GREEN ENERGY INDEX	100.00	62.01	64.84	121.94	127.90	126.21

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. Further, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly in arrears. In 2013, 2014 and 2015, we declared and paid in cash dividends on our outstanding shares of Series B Preferred Stock as they became due. Accrued and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of shares of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.     Selected Financial Data.

The following table sets forth our selected consolidated financial data. We prepared this information using our consolidated financial statements for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,191,176	$1,107,412	$908,437	$816,044	$901,188
Cost of goods sold	1,183,766	998,927	875,507	835,568	881,789
Gross profit (loss)	7,410	108,485	32,930	(19,524)	19,399
Selling, general and administrative expenses	23,412	17,108	14,021	12,141	15,427
Asset impairments	1,970	–	–	–	–
Income (loss) from operations	(17,972)	91,377	18,909	(31,665)	3,972
Fair value adjustments and warrant inducements	1,641	(37,532)	(1,013)	1,954	7,559
Interest expense, net	(12,594)	(9,438)	(15,671)	(13,049)	(14,813)
Loss on extinguishments of debt	–	(2,363)	(3,035)	–	–
Other income (expense), net	18	(905)	(352)	(595)	(741)
Income (loss) before provision for income taxes	(28,907)	41,139	(1,162)	(43,355)	(4,023)
(Benefit) provision for income taxes	(10,034)	15,137	–	–	–
Consolidated net income (loss)	(18,873)	26,002	(1,162)	(43,355)	(4,023)
Net (income) loss attributed to noncontrolling interests	87	(4,713)	381	24,298	7,097
Net income (loss) attributed to Pacific Ethanol, Inc.	$(18,786)	$21,289	$(781)	$(19,057)	$3,074
Preferred stock dividends	(1,265)	(1,265)	(1,265)	(1,268)	(1,265)
Income allocated to participating securities	–	(585)	–	–	(111)
Income (loss) available to common stockholders	$(20,051)	$19,439	$(2,046)	$(20,325)	$1,698
Income (loss) per share, basic	$(0.60)	$0.93	$(0.17)	$(2.81)	$0.75
Income (loss) per share, diluted	$(0.60)	$0.86	$(0.17)	$(2.81)	$0.75
Basic weighted-average shares	33,173	20,810	12,264	7,224	2,249
Diluted weighted-average shares	33,173	22,669	12,264	7,224	2,266
Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,712	$62,084	$5,151	$7,586	$8,914
Working capital	$125,033	$112,498	$51,161	$45,017	$57,766
Total assets	$675,143	$297,896	$241,049	$214,963	$232,476
Long-term debt	$204,324	$34,533	$99,158	$121,282	$94,439
Stockholders’ equity	$371,544	$217,982	$94,901	$72,907	$119,264

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

We own and operate eight strategically-located ethanol production facilities. Four of our plants are in the Western states of California, Oregon and Idaho; and four of our plants are located in the Midwestern states of Illinois and Nebraska. Our plants have a combined ethanol production capacity of 515 million gallons per year. We are the sixth largest producer of ethanol in the United States based on annualized volumes. We market all the ethanol and co-products produced at our eight plants as well as ethanol produced by third parties. On an annualized basis, we market over 800 million gallons of ethanol and over 1.5 million tons of ethanol co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

Our mission is to advance our position and significantly increase our market share as a leading producer and marketer of low-carbon renewable fuels in the United States. We intend to accomplish this goal in part by expanding our ethanol production capacity and distribution infrastructure, accretive acquisitions, lowering the carbon intensity of our ethanol, extending our marketing business into new regional and international markets, and implementing new technologies to promote higher production yields and greater efficiencies.

Production Segment

We produce ethanol and co-products at our eight production facilities described below. Our Pacific Ethanol West plants are located on the West Coast near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. Our Pacific Ethanol Central plants are located in the Midwest in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, our ability to load unit trains from the Pacific Ethanol Central plants allows for greater access to international markets.

		Facility Name	Facility Location	Estimated Annual Capacity (gallons)
Pacific Ethanol West	{	Magic Valley	Burley, ID	60,000,000
		Columbia	Boardman, OR	40,000,000
		Stockton	Stockton, CA	60,000,000
		Madera	Madera, CA	40,000,000

Pacific Ethanol Central	{	Aurora West	Aurora, NE	110,000,000
		Aurora East	Aurora, NE	45,000,000
		Pekin Wet	Pekin, IL	100,000,000
		Pekin Dry	Pekin, IL	60,000,000

We produce ethanol co-products at our eight production facilities such as wet distillers grains, or WDG, dry distillers grains with solubles, or DDGS, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, distillers yeast and CO2.

Marketing Segment

We market ethanol and co-products produced by our eight ethanol production facilities and market ethanol produced by third parties. We have extensive customer relationships throughout the Western and Midwestern United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. Our customers depend on us to provide a reliable supply of ethanol, and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require ethanol volumes in excess of the supplies we produce at our eight production facilities. We secure additional ethanol supplies from third party plants in California and other third party suppliers in the Midwest where a majority of ethanol producers are located. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market our distillers grains and other feed co-products to dairies and feedlots, in many cases located near our ethanol plants. These customers use our feed co-products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market co-products from other ethanol producers.

Acquisition of Aventine

On July 1, 2015, we consummated our acquisition of Aventine under the terms of an Agreement and Plan of Merger dated as of December 30, 2014 by and among Pacific Ethanol, Inc., AVR Merger Sub, Inc., one of our wholly-owned subsidiaries, and Aventine. Under the terms of the acquisition, Aventine became one of our wholly-owned subsidiaries.

We believe the Aventine acquisition is resulting in a number of synergies and strategic advantages. We believe the acquisition has spread commodity and basis price risks across diverse markets and products, assisting in our efforts to optimize margin management; improve our hedging opportunities with a greater correlation to the liquid physical and paper markets in Chicago; and increase our flexibility and alternatives in feedstock procurement for our Midwest and Western production facilities. The acquisition also expands our marketing reach into new markets and extends our mix of co-products. We believe the acquisition will enable us to have deeper market insight and engagement in major ethanol and feed markets outside the Western United States, thereby improving pricing opportunities; allow us to establish access to markets in 48 states for ethanol sales and access many markets with ethanol and co-product sales reaching domestic and international customers; and enable us to use our more diverse mix of co-products to generate strong co-product returns. In addition, the acquisition increased our combined ethanol production capacity to 515 million gallons per year and increased our annualized ethanol marketing volume to over 800 million gallons.

Current Initiatives and Outlook

We experienced a compressed margin environment throughout most of 2015. Overall crush margins, which reflect ethanol and co-product sales prices relative to production inputs such as corn and natural gas, remained low in 2015 compared to 2014. This margin compression is due to lower ethanol prices predominantly caused by higher industry-wide inventory levels creating a supply and demand imbalance in the industry. We have moderated production at our plants, currently at approximately 85% of overall capacity, to better align supply and demand.

We remain confident in the long-term demand for renewable fuels and our ability to execute and create value. Although ethanol currently is at a premium to the wholesale price of gasoline, we believe this underscores the value of ethanol as a high-octane, cleaner-burning and cheapest available liquid transportation fuel.

We expect our acquisition of Aventine to result in significant synergies in multiple areas of our business. Our goal is to achieve at least $12.0 million annualized in synergistic benefits, and we have thus far achieved 75% of that amount, attaining approximately $9.0 million annualized in synergistic benefits. We believe our larger, more diversified platform yields significant benefits, including enhanced purchasing power, increased revenues, new product sales and an overall strengthened position as a low-cost producer and marketer of ethanol and high-value co-products.

The regulatory environment continues to support the long-term demand for renewable fuels. California’s Low-Carbon Fuel Standard requires refiners to reduce the carbon intensity of their fuels by 10% between 2011 and 2020, which we believe is an aggressive requirement that will necessitate a significant amount of low-carbon fuel to displace gasoline in the California fuel supply. Currently, we receive a $0.08 to $0.09 per gallon premium over Midwest ethanol on each California production gallon sold into the California market. We expect this premium to increase as the compliance curve steepens in 2016.

We have undertaken a number of plant improvement initiatives. In February 2016, we entered into a technology license and purchase agreement for our Madera facility for an industrial scale membrane system that separates water from ethanol during the plant’s dehydration process. We expect this technology to increase operating efficiencies, lower production costs and reduce the carbon intensity of ethanol produced at our Madera facility. We began producing cellulosic ethanol at our Stockton plant and we are working with our technology provider and the EPA to qualify this ethanol for special premiums over conventional ethanol. We are also working on cogeneration technology at our Stockton plant, and are examining the feasibility of implementing the technology at our Madera facility. We continue to manage our capital spending, focusing on innovative, revenue-enhancing and cost-reducing projects that optimize our use of cash while providing high near-term returns. We incurred $3.0 million of capital expenditures in the fourth quarter of 2015 and plan to limit capital improvements to $24.0 million in 2016, the majority of which we intend to adjust based on market conditions and capital resources.

Net exports of ethanol continue to be a positive factor for the industry. According to the U.S. Energy Information Administration, United States exports of ethanol were 87 million gallons in January 2016, a 27% year-over-year increase and the largest single month of exports since November 2014. We expect United States exports to further increase as Brazil migrates to higher blend levels, strong demand from Canada persists and Asia and other parts of the world continue to draw exports from the United States.

Our goals for 2016 include further integrating and optimizing our Pacific Ethanol Central plants to maximize the synergies from our acquisition of Aventine; leveraging our diverse base of production and marketing assets to expand our share of the renewable fuels and ethanol co-product markets; continuing to reinvest in our ethanol production business through initiatives focused on further improving operating efficiencies and yields, expanding capacity and diversifying our revenue and product mix in ways that provide near-term, meaningful returns; and further lowering the carbon intensity of our ethanol by modifying existing operations and investing in new technologies such as co-generation, anaerobic digestion and solar power generation, all of which are directed at expanding our share of the renewable fuels market and delivering long-term, profitable growth.

2015 Financial Performance Summary

Summary

Our consolidated net sales increased by 8%, or $83.8 million, to $1,191.2 million for 2015 from $1,107.4 million for 2014. Our net income available to common stockholders declined by $39.5 million to a net loss of $20.1 million for 2015 from net income of $19.4 million for 2014.

Factors that contributed to our results of operations for 2015 include:

•	Net sales. The increase in our net sales for 2015 as compared to 2014 was primarily due to the following combination of factors:

o	Higher production and marketing sales volumes. Our net sales for the period increased due to increases in both production and third party gallons sold. Our production sales volume of ethanol increased 74% to 319.2 million gallons for 2015 from 183.5 million gallons for 2014 and our third party sales volume increased 16% to 382.3 million gallons for 2015 from 329.7 million gallons for 2014. The increased production sales volume was primarily due our acquisition of Aventine, which added 134.6 million gallons to our 2015 sales volume.

o	Lower ethanol sales prices. Higher production and marketing sales volumes were partially offset by a decrease in our average ethanol sales price by 32% to $1.68 per gallon for 2015 as compared to $2.48 per gallon for 2014.

•	Gross margin. Our gross margin decreased significantly to 0.6% for 2015 from 9.8% for 2014. The decline in our gross margin was primarily the result of significantly lower corn crush margins driven by lower ethanol sales prices compared to a record year in 2014.

•	Selling, general and administrative expenses. Our selling, general and administrative expenses, or SG&A, increased by $6.3 million to $23.4 million for 2015, as compared to $17.1 million for 2014, primarily as a result of our acquisition of Aventine. On a per gallon basis, however, our SG&A declined in 2015 compared to 2014.

•	Fair value adjustments and warrant inducements. Warrants we issued over the past few years are recorded at fair value, updated with quarterly adjustments for changes in their fair values and warrant inducements, resulting in income of $1.6 million for 2015 as compared to an expense of $37.5 million for 2014. The expense in 2014 is primarily due to the significant amount by which the price of our common stock increased in 2014, exceeding the exercise prices of our warrants.

•	Interest expense. Our interest expense increased by $3.2 million to $12.6 million for 2015 from $9.4 million for 2014. This increase is primarily due to increased average debt balances from our assumption of $145.0 million in term debt from the Aventine acquisition.

•	Benefit for income taxes. In 2015, we recorded a tax benefit of $10.0 million related to our taxable losses in 2015 that will be carried back to offset a portion of our 2014 tax liability.

Sales and Margins

We generate sales by marketing all the ethanol produced by our eight ethanol plants, all the ethanol produced by two other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market ethanol co-products, including WDG and DDGS, wet and dry corn gluten feed, condensed distillers soluble, corn gluten meal, corn germ, corn oil, distillers yeast and CO2, for our ethanol plants.

Our profitability is highly dependent on various commodity prices, including the market prices of ethanol, corn and natural gas.

Our average ethanol sales price decreased by 32.3% to $1.68 per gallon in 2015 from $2.48 per gallon in 2014. Similarly, the average price of ethanol, as reported by the CBOT, decreased by 27.1% to $1.51 per gallon for 2015 from $2.07 per gallon for 2014.

Our average cost of corn decreased in 2015 as compared to 2014, positively impacting our corn crush margins. Specifically, our average cost of corn decreased by 21% to $4.29 per bushel for 2015 from $5.45 per bushel for 2014. This decrease is commensurate with the decline in the average price of corn as reported by the CBOT.

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

We believe that our gross profit margins depend primarily on five key factors:

•	the market price of ethanol, which we believe is impacted by the degree of competition in the ethanol market; the price of gasoline and related petroleum products; and government regulation, including government mandates;

•	the market price of key production input commodities, including corn and natural gas;

•	the market price of co-products;

•	our ability to anticipate trends in the market price of ethanol, co-products, and key input commodities and implement appropriate risk management and opportunistic strategies; and

•	the proportion of our sales of ethanol produced at our ethanol plants to our sales of ethanol produced by unrelated third-parties.

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

Results of Operations

Accounting for the Results of Aventine and PE Op Co.

We closed our acquisition of Aventine on July 1, 2015 and, as a result, our results of operations include Aventine’s results of operations only as of and for the six months ended December 31, 2015. Further, since October 6, 2010, our consolidated financial statements have included the financial statements of PE Op Co., the holding company that owns the entities which own the Pacific Ethanol West plants. As such, PE Op Co.’s financial statements in turn include the financial statements of those entities which own the Pacific Ethanol West plants. On October 6, 2010, we purchased a 20% ownership interest in PE Op Co., which gave us the single largest equity position in PE Op Co. Based on our ownership interest as well as our asset management and marketing agreements with PE Op Co., we determined that, beginning on October 6, 2010, we were the primary beneficiary of PE Op Co., and as such, we consolidated PE Op Co.’s financial results with our financial results. We obtained full voting control of PE Op Co. on May 22, 2015 when we became the sole owner of PE Op Co., and as of December 31, 2015, we continued to hold a 100% ownership interest in PE Op Co.

Selected Financial Information

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Production gallons sold (in millions)	319.2	183.5	149.7	74.0%	22.6%
Third party gallons sold (in millions)	382.3	329.7	264.2	16.0%	24.8%
Total gallons sold (in millions)	701.5	513.2	413.9	36.7%	24.0%
Average sales price per gallon	$1.68	$2.48	$2.59	(32.3)%	(4.2)%
Corn cost per bushel—CBOT equivalent	$3.77	$4.21	$5.72	(10.5)%	(26.4)%
Average basis(1)	$0.52	$1.24	$1.60	(58.1)%	(22.5)%
Delivered cost of corn	$4.29	$5.45	$7.32	(21.3)%	(25.5)%
Co-product revenues as % of delivered cost of corn(2)	35.8%	32.5%	29.6%	10.2%	9.8%
Average CBOT ethanol price per gallon	$1.51	$2.07	$2.25	(27.1)%	(8.0)%
Average CBOT corn price per bushel	$3.77	$4.16	$5.78	(9.4)%	(28.0)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	Years Ended		Dollar Change	Percentage Change	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2015	2014	(Unfavorable)	(Unfavorable)	2015	2014
	(dollars in thousands)
Net sales	$1,191,176	$1,107,412	$83,764	7.6%	100.0%	100.0%
Cost of goods sold	1,183,766	998,927	(184,839)	(18.5)%	99.4%	90.2%
Gross profit	7,410	108,485	(101,075)	(93.2)%	0.6%	9.8%
Selling, general and administrative expenses	23,412	17,108	(6,304)	(36.8)%	2.0%	1.5%
Asset impairments	1,970	–	(1,970)	NM	0.2%	–%
Income (loss) from operations	(17,972)	91,377	(109,349)	NM	(1.5)%	8.3%
Fair value adjustments and warrant inducements	1,641	(37,532)	39,173	NM	0.1%	(3.4)%
Interest expense, net	(12,594)	(9,438)	(3,156)	33.4%	(1.1)%	(0.9)%
Loss on extinguishments of debt	–	(2,363)	2,363	100.0%	–%	(0.2)%
Other income (expense), net	18	(905)	923	NM	–%	(0.1)%
Income (loss) before provision for income taxes	(28,907)	41,139	(70,046)	NM	(2.4)%	3.7%
(Benefit) provision for income taxes	(10,034)	15,137	25,171	NM	(0.8)%	1.4%
Consolidated net income (loss)	(18,873)	26,002	(44,875)	NM	(1.6)%	2.3%
Net (income) loss attributed to noncontrolling interests	87	(4,713)	4,800	NM	–%	(0.4)%
Net income (loss) attributed to Pacific Ethanol, Inc.	$(18,786)	$21,289	$(40,075)	NM	(1.6)%	1.9%
Preferred stock dividends	(1,265)	(1,265)	–	–%	(0.1)%	(0.1)%
Income allocated to participating securities	–	(585)	585	NM	–%	(0.0)%
Income (loss) available to common stockholders	$(20,051)	$19,439	$(39,490)	NM	(1.7)%	1.8%

Net Sales

The increase in our consolidated net sales for 2015 as compared to 2014 was primarily due to an increase in our total gallons sold, which was partially offset by a decline in our average sales price per gallon.

We increased both production and third party gallons sold, and our volume of co-products sold, for 2015 as compared to 2014. The increases in volumes of our production gallons and co-products sold are primarily due to additional volumes from our new Pacific Ethanol Central plants, and, to a lesser extent, third party supplier plants. In addition, we expanded our customer base and our sales to a larger national footprint with the addition of regions we cover with our Midwest plants.

Our average sales price per gallon decreased 32.3% to $1.68 for 2015 compared to our average sales price per gallon of $2.48 for 2014. Similarly, the average CBOT ethanol price per gallon, declined 27.1% to $1.51 for 2015 compared to an average CBOT sales price per gallon of $2.07 for 2014.

Production Segment

Net sales of ethanol from our production segment increased by $77.3 million, or 17%, to $527.7 million for 2015 as compared to $450.4 million for 2014. Our total volume of production ethanol gallons sold increased by 135.7 million gallons, or 74%, to 319.2 million gallons for 2015 as compared to 183.5 million gallons for 2014. Of the additional 135.7 million gallons of ethanol sold in 2015, an aggregate of 134.6 million gallons were attributable to production at our Midwestern plants which we acquired on July 1, 2015. At our average sales price per gallon of $1.68 for 2015, we generated $228.0 million in additional net sales from our production segment from the 135.7 million additional gallons of produced ethanol sold in 2015 as compared to 2014. The decline of $0.80, or 32.3%, in our average sales price per gallon in 2015 as compared to 2014 reduced our net sales from our production segment by $150.7 million.

Net sales of co-products increased $70.6 million, or 63%, to $182.5 million for 2015 as compared to $111.9 million for 2014. Our total volume of co-products sold increased by 0.6 million tons to 2.1 million tons for 2015 from 1.5 million tons for 2014. At our average sales price per ton of $88.27 for 2015, we generated $53.3 million in additional net sales from the 0.6 million additional tons of co-products sold in 2015 as compared to 2014. In addition, the increase of $15.65, or 21.6%, in our average sales price per ton in 2015 as compared to 2014 contributed to the increase in our net sales resulting from higher sales volumes by $17.3 million.

Marketing Segment

Net sales of ethanol from our marketing segment decreased by $64.0 million, or 12%, to $481.0 million for 2015 as compared to $545.0 million for 2014.

Our total volume of ethanol gallons sold by our marketing segment increased by 188.3 million gallons, or 37%, to 701.5 million gallons for 2015 as compared to 513.2 million gallons for 2014. Our additional production gallons sold accounted for 135.7 million gallons of this increase, as noted above, and our additional third-party gallons sold accounted for 52.6 million gallons of this increase.

The increase in production gallons sold by our marketing segment contributed insignificantly to net sales generated by our marketing segment, resulting in an additional $1.3 million in net sales, which were eliminated upon consolidation.

At our average sales price per gallon of $1.68 for 2015, we generated $88.3 million in additional net sales from our marketing segment from the 52.6 million gallons in additional third-party ethanol sold in 2015 as compared to 2014. However, the decline of $0.80, or 32.3%, in our average sales price per gallon in 2015 as compared to 2014 reduced our net sales from third-party ethanol sold by our marketing segment by $153.6 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit declined significantly to $7.4 million for 2015 from a record $108.5 million for 2014, representing a gross margin of 0.6% for 2015 compared to 9.8% for 2014. Our consolidated gross profit decreased primarily due to a decline of $0.80 in our average sales price per gallon in 2015 as compared to 2014.

Production Segment

Our production segment reduced our consolidated gross profit by $98.4 million for 2015 as compared to 2014. Of this amount, $94.3 million is attributable to lower margins resulting primarily from our lower average sales price per gallon in 2015 as compared to 2014, and $4.1 million in lower gross profit is attributed to the 135.7 million gallon increase in production volumes sold in 2015 as compared to 2014.

Marketing Segment

Our marketing segment reduced our consolidated gross profit by $3.4 million for 2015 as compared to 2014. Of this amount, $4.4 million is attributable to lower margins resulting primarily from our lower average sales price per gallon in 2015 as compared to 2014, which was partially offset by $1.0 million in additional gross profit from the 188.3 million gallon increase in marketing volumes in 2015 as compared to 2014.

Selling, General and Administrative Expenses

Our SG&A increased $6.3 million to $23.4 million for 2015 as compared to $17.1 million for the same period in 2014. The increase in SG&A is primarily due to our new Pacific Ethanol Central operations. On a per gallon basis, however, our SG&A declined in 2015 as compared to 2014.

Asset Impairments

We recorded an asset impairment charge of $2.0 million for the year ended December 31, 2015 related to our abandonment of certain accounting and information technology systems in connection with our integration of Aventine. We did not record any asset impairment for the year ended December 31, 2014.

Fair Value Adjustments and Warrant Inducements

We issued warrants in various financing transactions from 2010 through 2013. These warrants were initially recorded at fair value and are adjusted quarterly. As a result of quarterly fair value adjustments and warrant inducements, we recorded income of $1.6 million for 2015 and an expense of $37.5 million for 2014.

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

We paid an aggregate of $2.3 million in cash to certain warrant holders as inducements to exercise their warrants in 2014. No such payments were made in 2015.

Interest Expense

Interest expense, net increased by $3.2 million to $12.6 million for 2015 from $9.4 million for 2014. Interest expense is primarily related to our debt associated with our production segment. The increase in interest expense, net for 2015 is primarily related to our increased term debt outstanding due to Aventine’s $145.6 million in term debt.

Loss on Extinguishments of Debt

We extinguished certain PE Op Co. debt in 2014 by paying $2.4 million in cash in excess of the amount of the debt, and as such, recorded a loss on extinguishments of debt. We retired a total of $70.8 million in debt during 2014, eliminating all parent level debt and reducing our consolidated third-party debt at the plant level to $17.0 million as of December 31, 2014. No such debt extinguishments were made in 2015.

Provision (Benefit) for Income Taxes

In 2015, we generated losses, which are able to be carried back to offset prior year’s income subject to income tax, resulting in a tax benefit. As a result, this increased our income tax receivable to $10.7 million, which we expect to receive in 2016. In addition, in 2015, we recognized a $1.5 million tax benefit related to adjustments to our tax asset valuation allowance from a prior period.

Net (Income) Loss Attributed to Noncontrolling Interests

Net (income) loss attributed to noncontrolling interests relates to our consolidated treatment of PE Op Co., which indirectly owns our Pacific Ethanol West plants. We consolidated PE Op Co.’s financial results for the periods presented, however, because we owned less than 100% of PE Op Co. for portions of the periods, we reduced our consolidated net income (loss) for the noncontrolling interests, which were the ownership interests that we did not own. The decreases in net income attributed to noncontrolling interests for the periods are primarily due to lower operating income from lower commodity margins, much of which was generated at the plant level. Going forward, given our 100% ownership of PE Op Co., no amounts will be recorded for noncontrolling interests.

Preferred Stock Dividends

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid in cash dividends of $1.3 million for each of 2015 and 2014 in respect of our Series B Preferred Stock.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	Years Ended		Dollar Change	Percentage Change	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2014	2013	(Unfavorable)	(Unfavorable)	2014	2013
	(dollars in thousands)
Net sales	$1,107,412	$908,437	$198,975	21.9%	100.0%	100.0%
Cost of goods sold	998,927	875,507	(123,420)	(14.1)%	90.2%	96.4%
Gross profit	108,485	32,930	75,555	229.4%	9.8%	3.6%
Selling, general and administrative expenses	17,108	14,021	(3,087)	(22.0)%	1.5%	1.5%
Income from operations	91,377	18,909	72,468	383.2%	8.3%	2.1%
Fair value adjustments and warrant inducements	(37,532)	(1,013)	(36,519)	(3,605.0)%	(3.4)%	(0.1)%
Interest expense, net	(9,438)	(15,671)	6,233	39.8%	(0.9)%	(1.7)%
Loss on extinguishments of debt	(2,363)	(3,035)	672	22.1%	(0.2)%	(0.3)%
Other expense, net	(905)	(352)	(553)	(157.1)%	(0.1)%	–%
Income (loss) before provision for income taxes	41,139	(1,162)	42,301	NM	3.7%	(0.1)%
Provision for income taxes	15,137	–	(15,137)	NM	1.4%	–%
Consolidated net income (loss)	26,002	(1,162)	27,164	NM	2.3%	(0.1)%
Net (income) loss attributed to noncontrolling interests	(4,713)	381	(5,094)	NM	(0.4)%	–%
Net income (loss) attributed to Pacific Ethanol, Inc.	$21,289	$(781)	$22,070	NM	1.9%	(0.1)%
Preferred stock dividends	(1,265)	(1,265)	–	–%	(0.1)%	(0.1)%
Income allocated to participating securities	(585)	–	(585)	–%	–%	–%
Income (loss) available to common stockholders	$19,439	$(2,046)	$21,485	NM	1.8%	(0.2)%

Net Sales

The increase in our consolidated net sales for 2014 as compared to 2013 was primarily due to an increase in our total gallons sold, which was partially offset by a decline in our average sales price per gallon.

We increased both production and third-party gallons sold, and our volume of co-products sold, for 2014 as compared to 2013.

The increases in our production gallons and third-party gallons sold are primarily due to increased production rates at our Pacific Ethanol West plants and third party supplier plants, respectively, including as a result of the restart of production at our Madera plant. The increase in our volume of co-products sold is due to increased production at our Pacific Ethanol West plants, including as a result of the restart of production at our Madera plant. We and our third party suppliers increased production rates due to higher industry-wide corn crush margins resulting from lower corn costs and relatively higher ethanol prices due to tighter ethanol supplies relative to demand, especially in the Western United States due to weather conditions in the first quarter of 2014 and ongoing rail logistics challenges which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate. In addition, we expanded our customer base and our sales within the regions we cover which contributed to higher third party gallons sold.

Our average sales price per gallon decreased 4.2% to $2.48 for 2014 compared to our average sales price per gallon of $2.59 for 2013. The average CBOT ethanol price per gallon, however, declined 8% to $2.07 for 2014 compared to an average CBOT sales price per gallon of $2.25 for 2013.

Production Segment

Net sales of ethanol from our production segment increased by $62.9 million, or 16%, to $450.4 million for 2014 as compared to $387.5 million for 2013. Our total volume of production ethanol gallons sold increased by 33.8 million gallons, or 23%, to 183.5 million gallons for 2014 as compared to 149.7 million gallons for 2013. Of the additional 33.8 million gallons of ethanol sold in 2014, an aggregate of 20.0 million gallons were attributable to the restart of our Madera plant. At our average sales price per gallon of $2.48 for 2014, we generated $83.8 million in additional net sales from our production segment from the 33.8 million additional gallons of produced ethanol sold in 2014 as compared to 2013. The decline of $0.11, or 4.2%, in our average sales price per gallon in 2014 as compared to 2013 reduced our net sales from our production segment by $20.9 million.

Net sales of co-products decreased by $7.8 million, or 7%, to $111.9 million for 2014 as compared to $119.7 million for 2013. Our total volume of co-products sold increased by 0.17 million tons to 1.50 million tons for 2014 from 1.33 million tons for 2013. At our average sales price per ton of $72.62 for 2014, we generated $12.3 million in additional net sales from our production segment from the 0.17 million additional tons of co-products sold in 2014 as compared to 2013. However, the decline of $14.61, or 16.7%, in our average sales price per ton in 2014 as compared to 2013 fully offset the increase in our net sales resulting from higher sales volumes, reducing our net sales from our production segment by $20.1 million. Although net sales of our other co-products increased in 2014 as compared to 2013, we believe the overall changes in sales volumes and prices of those co-products were immaterial to our net sales for 2014.

Marketing Segment

Net sales of ethanol from our marketing segment increased by $143.7 million, or 36%, to $545.0 million for 2014 as compared to $401.3 million for 2013.

Our total volume of ethanol gallons sold by our marketing segment increased by 99.3 million gallons, or 24%, to 513.2 million gallons for 2014 as compared to 413.9 million gallons for 2013. Our additional production gallons sold accounted for 33.8 million gallons of this increase, as noted above, and our additional third-party gallons sold accounted for 65.5 million gallons of this increase.

The increase in production gallons sold by our marketing segment contributed insignificantly to net sales generated by our marketing segment, resulting in an additional $0.6 million in net sales, which were eliminated upon consolidation.

At our average sales price per gallon of $2.48 for 2014, we generated $162.4 million in additional net sales from our marketing segment from the 65.5 million gallons in additional third-party ethanol sold in 2014 as compared to 2013. However, the decline of $0.11, or 4.2%, in our average sales price per gallon in 2014 as compared to 2013 reduced our net sales from third-party ethanol sold by our marketing segment by $19.3 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit improved significantly to $108.5 million for 2014 from $32.9 million for 2014, representing a gross margin of 9.8% for 2014 compared to 3.6% for 2013. Our consolidated gross profit increased primarily due to our production gallons sold at significantly improved corn crush margins, predominantly related to lower corn costs and tighter ethanol supplies relative to demand as well as higher ethanol prices in the Western United States due to weather conditions in the first quarter of 2014 and rail logistics challenges which constrained the flow of ethanol and co-products from the Midwest to the markets in which we operate. Crush and commodity margins reflect ethanol and co-product sales prices relative to ethanol production inputs such as corn and natural gas. Our ongoing plant efficiency and yield improvement initiatives also positively impacted our margins.

Production Segment

Our production segment increased our consolidated gross profit by $73.8 million for 2014 as compared to 2013. Of this amount, $57.4 million is attributable to higher margins resulting primarily from improved corn crush margins and $16.4 million is attributable to the 33.8 million gallon increase in production volumes sold in 2014 as compared to 2013.

Marketing Segment

Our marketing segment increased our consolidated gross profit by $0.1 million for 2014 as compared to 2013. Of this amount, $2.4 million is attributable to additional gross profit from the 99.3 million gallon increase in marketing volumes in 2014 as compared to 2013, which was partially offset by $2.3 million in lower gross profit resulting primarily from our lower average sales price per gallon in 2014 as compared to 2013.

Selling, General and Administrative Expenses

Our SG&A increased $3.1 million to $17.1 million for 2014 as compared to $14.0 million for the same period in 2013. The increase in SG&A is primarily due to an increase in compensation costs of $1.0 million due to incentive compensation tied to our profitability and an increase in professional fees of $1.8 million due to increased corporate and plant activity, including $0.7 million related to our acquisition of Aventine.

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

Interest Expense

Interest expense, net declined by $6.2 million to $9.4 million for 2014 from $15.7 million for 2013. The decrease in interest expense, net for these periods, which were primarily related to our production segment, is due to decreased average debt balances, partially offset by accelerations of debt discount and deferred financing fees of an aggregate of $2.1 million for 2014, due to the early retirement of the debt associated with our Pacific Ethanol West plants and our senior unsecured notes.

Loss on Extinguishments of Debt

We extinguished certain PE Op Co. debt by paying $2.4 million in cash in excess of the amount of the debt, and as such, recorded a loss on extinguishments of debt. We retired a total of $70.8 million in debt during 2014, eliminating all parent level debt and reducing our consolidated third-party debt at the Pacific Ethanol West plant level to $17.0 million as of December 31, 2014.

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

Net (Income) Loss Attributed to Noncontrolling Interests

Net (income) loss attributed to noncontrolling interests relates to our consolidated treatment of PE Op Co., and represents the noncontrolling interest of other owners in PE Op Co.’s income or losses. We consolidated PE Op Co.’s financial results for the periods presented, however, because we owned less than 100% of PE Op Co. during the periods, we accordingly reduced our net income (loss) for the noncontrolling interests, which represents the remaining ownership interests that we did not own. We increased our ownership interest in PE Op Co. to 96% during 2014. In early 2013, when we owned a smaller percentage of PE Op Co., gross margins and profits were lower than in the latter part of the year when we owned a higher percentage of PE Op Co. As a result, income attributed to the noncontrolling interests was lower and income attributed to us was higher as we owned more of PE Op Co. during periods of higher gross margins and profits.

Preferred Stock Dividends

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid in cash dividends of $1.3 million for each of 2014 and 2013 in respect of our Series B Preferred Stock.

Liquidity and Capital Resources

During 2015, we funded our operations primarily from cash on hand, including cash held by Aventine as of the closing of our acquisition of Aventine, and advances from Kinergy’s revolving credit facility. These funds were also used to make capital expenditures, payoff Aventine’s revolving credit facility, make payments on our capital leases and pay dividends in respect of our Series B Preferred Stock.

Our current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our credit facilities, cash generated from operations and proceeds from any warrant exercises.

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated capital requirements for at least the next twelve months.

Quantitative Year-End Liquidity Status

We believe that the following amounts provide insight into our liquidity and capital resources. The following selected financial information should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report. The information below as of December 31, 2015 includes amounts consolidated from our acquisition of Aventine. The information below as of July 1, 2015 represents the corresponding Aventine amounts outstanding as of July 1, 2015, the effective date of the acquisition (dollars in thousands).

	Pacific Ethanol		Aventine
	December 31, 2015	December 31, 2014	July 1, 2015
Cash and cash equivalents	$52,712	$62,084	$18,756
Current assets	$197,942	$137,945	$69,149
Property and equipment, net	$464,960	$155,302	$312,781
Current liabilities	$72,909	$25,447	$27,233
Notes payable, noncurrent portion	$204,324	$34,533	$156,465
Working capital	$125,033	$112,498	$41,916
Working capital ratio	2.71	5.42	2.54

Restricted Net Assets

At December 31, 2015, we had approximately $164.0 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Changes in Working Capital and Cash Flows

Working capital increased to $125.0 million at December 31, 2015 from $112.5 million at December 31, 2014 as a result of an increase of $60.0 million in current assets, partially offset by an increase of $47.5 million in current liabilities.

Current assets increased primarily due to an increase of $42.3 million in inventories and $26.7 million in accounts receivable resulting primarily from our new Pacific Ethanol Central operations, and an increase of $2.5 million in income tax receivables resulting predominantly from our net losses in 2015 that may be carried back to offset the prior year’s income.

Our cash and cash equivalents declined by $9.4 million at December 31, 2015 as compared to December 31, 2014 due to $26.8 million of cash used in our operations and $6.3 million of cash used in our investing activities, offset by $23.8 million of cash provided by our financing activities, as discussed below.

Our current liabilities increased primarily due to an increase of $21.3 million in accounts payable and accrued liabilities resulting from our new Pacific Ethanol Central operations and the reclassification of $17.0 million of long-term debt as current liabilities as the maturity date of the debt became within one year. This debt was associated with our Pacific Ethanol West plants and was repaid in February 2016.

Cash provided by or used in our Operating Activities

Cash provided by our operating activities declined by $115.2 million in 2015 as compared to 2014. We used $26.8 million of cash in our operating activities in 2015. The decline in cash provided by our operating activities is primarily due to lower net income caused by reduced margins resulting from lower ethanol prices. Additional factors that contributed to the decline in cash provided by our operating activities include:

•	an increase in accounts receivable of $16.7 million primarily due to higher sales volumes attributable to our new Pacific Ethanol Central operations;
•	an increase in inventory of $17.2 million primarily due to higher sales volumes attributable to our new Pacific Ethanol Central operations; and
•	a decrease in accounts payable and accrued expenses of $11.9 million due to the timing of payments.

These amounts were partially offset by:

•	an increase in depreciation and amortization of $10.4 million due to additional assets subject to depreciation and amortization from our acquisition of Aventine.

Cash provided by or used in our Investing Activities

Cash used in our investing activities declined by $12.9 million in 2015 as compared to 2014. We used $6.3 million of cash in our investing activities in 2015. The decline in cash used in our investing activities is primarily due to $18.8 million in cash acquired in connection with our acquisition of Aventine upon closing the transaction. Additional factors that contributed to the decline in cash used in our investing activities include:

•	a decrease of $6.0 million in our purchases of PE Op Co. ownership interests. We used $6.0 million of cash in 2014 to acquire the remaining 4% of PE Op Co. ownership interests. We did not expend any amounts in 2015 to purchase PE Op Co. ownership interests.

These amounts were partially offset by:

•	an increase in expenditures of $7.2 million for additions to property and equipment associated with our plant improvement initiatives; and
•	an increase of $4.6 million for purchases of temporary cash collateralized letters of credit related to our new Pacific Ethanol Central operations.

Cash provided by or used in our Financing Activities

Cash provided by our financing activities increased by $35.9 million in 2015 as compared to 2014. We generated $23.8 million of cash from our financing activities in 2015. The increase in cash provided by our financing activities is primarily due to $45.1 million of additional borrowings under Kinergy’s credit facility. Additional factors that contributed to the increase in cash provided by our financing activities include:

•	a decline of $26.0 million in payments to retire certain indebtedness of the Pacific Ethanol West plants;
•	a decline of $17.0 million in funds used to purchase outstanding indebtedness of the Pacific Ethanol West plants; and
•	a decline of $14.0 million in payments on our senior unsecured notes.

We retired a significant amount of indebtedness in 2014 through the direct repayment or the purchase of our outstanding consolidated debt.

These amounts were partially offset by:

•	a decline of $26.1 million in proceeds from the sale of our common stock and warrants. We raised capital in 2014 through the sale of common stock and warrants. We did not raise capital by selling common stock or warrants in 2015; and
•	a decline of $43.3 million in proceeds from the exercise of our outstanding warrants. We processed numerous warrant exercises in 2014 driven by a substantial increase in the price per share of our common stock. Warrant exercises did not recur in any significant amount in 2015.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $75.0 million. The credit facility expires on December 31, 2020. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging from 1.75% to 2.75%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. Payments that may be made by Pacific Ag. Products, LLC, or PAP, to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to $0.5 million per fiscal quarter. PAP, one of our indirect wholly-owned subsidiaries, markets our co-products and also provides raw material procurement services to our subsidiaries.

The credit facility also includes the accounts receivable of PAP as additional collateral.

For all monthly periods in which excess availability falls below a specified level, Kinergy and PAP must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling earnings before interest, taxes, depreciation and amortization (EBITDA) divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring certain additional indebtedness (other than specific intercompany indebtedness). Kinergy’s and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. Kinergy and PAP believe they are in compliance with this covenant. The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Years Ended December 31,
	2015	2014

Fixed Charge Coverage Ratio Requirement	2.00	2.00
Actual	10.02	17.66
Excess	8.02	15.66

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2015, Kinergy had an outstanding balance of $61.0 million and an available borrowing base under the credit facility of $67.2 million, representing $6.2 million of excess availability under the credit facility.

Pacific Ethanol West Term Debt and Operating Line of Credit

Our indebtedness associated with our Pacific Ethanol West plants as of December 31, 2015 consisted of a $32.5 million tranche A-1 term loan and a $26.3 million tranche A-2 term loan. Pacific Ethanol, Inc. holds $41.8 million of these term loans, which are eliminated in consolidation. The term debt required monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at our election, plus 10.0%. At December 31, 2015, the average interest rate was approximately 13.25%. Repayments of principal were based on available free cash flow of the Pacific Ethanol West plants, until maturity, when all principal amounts were due.

The term loans represented permanent financing and were secured by a perfected, first-priority security interest in all of the assets, including inventories and all rights, title and interest in all tangible and intangible assets, of the Pacific Ethanol West plants. The creditors under the term loans for the Pacific Ethanol West plants did not have recourse to Pacific Ethanol, Inc.

On February 26, 2016, we retired the $17.0 million outstanding balance by purchasing the lender’s position for cash at par without any prepayment penalty. This purchase increased the amount of the term loans held by us to a combined $58.8 million. As a result, we have no continuing obligations to any third-party lender under the credit agreements associated with this term debt.

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

As of December 31, 2015, Pacific Ethanol Central’s term loan facility had an outstanding balance of approximately $145.6 million. Interest on the term loan facility accrues and may be paid in cash at a rate of 10.5% per annum or may be paid in-kind at a rate of 15.0% per annum by adding such interest to the outstanding principal balance. If we elect to pay interest in-kind, the interest is capitalized at the end of each quarter. The term loan facility matures on September 24, 2017. The term loan facility is secured through a first-priority lien on substantially all of Aventine’s assets and contains customary financial covenants, including the requirement that Aventine maintain a cash balance of at least $2.0 million.

Pacific Ethanol Debt

Senior Unsecured Notes

On January 11, 2013 we issued and sold $22.2 million in aggregate principal amount of senior unsecured notes and warrants to purchase an aggregate of 1.7 million shares of our common stock for aggregate net proceeds of $22.1 million. As of December 31, 2015, we have fully repaid these notes and the warrants have been exercised.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for 2015, 2014 or 2013.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations (in thousands):

Contractual Obligations At December 31, 2015	2016	2017	2018	2019	2020	Thereafter	Total
Sourcing commitments(1)	$26,486	$–	$–	$–	$–	$–	$26,486
Debt principal	–	145,619	–	–	61,003	–	206,622
Debt interest(2)	16,510	12,688	1,220	1,220	1,220	–	32,858
Capital projects	5,197	–	–	–	–	–	5,197
Operating leases(3)	15,662	11,647	8,212	5,558	953	1,649	43,681
Capital leases(3)	4,630	3,731	547	–	–	–	8,908
Preferred dividends(4)	1,265	1,265	1,265	1,265	1,265	1,265	7,590
Total commitments	$69,750	$174,950	$11,244	$8,043	$64,441	$2,914	$331,342

__________

(1)	Unconditional purchase commitments for production materials incurred in the normal course of business.
(2)	Payments based on interest rates and balances as of December 31, 2015 through maturity.
(3)	Future minimum payments under capital and non-cancelable operating leases.
(4)	Represents dividends on 926,942 shares of Series B Preferred Stock. Dividends accrue until Series B Preferred Stock is converted to common stock or redeemed. The “thereafter” amount includes only one additional year of dividends.

The above table outlines our obligations as of December 31, 2015 and does not reflect the changes in our obligations that occurred after that date.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. We derive revenue primarily from sales of ethanol and related co-products. We recognize revenue when title transfers to our customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, we engage in three basic types of revenue generating transactions:

•	As a producer. Sales as a producer consist of sales of our inventory produced at our ethanol production facilities.

•	As a merchant. Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which we may or may not obtain physical control of the ethanol or co-products in which shipments are directed from our suppliers to our terminals or direct to our customers but for which we accept the risk of loss in the transactions.

•	As an agent. Sales as an agent consist of sales to customers through purchases from third-party suppliers in which the risks and rewards of inventory ownership remain with third-party suppliers and we receive a predetermined service fee under these transactions.

The following table shows our net sales generated as a producer, a merchant and as an agent for the years presented (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Producer	$710,114	$562,281	$507,159
Merchant	479,551	543,222	399,350
Agent	1,511	1,909	1,928
	$1,191,176	$1,107,412	$908,437

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

Warrants and Conversion Features Carried at Fair Value

We have recorded our warrants issued since 2010 and the conversion features of our subordinated convertible notes issued in 2013 at fair value. We believe the valuation of these warrants and conversion features is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value the warrants and conversion features. Changes in these estimates, and in particular, certain of the inputs to the valuation estimates, can be volatile from period to period and may markedly impact the total mark-to-market valuation of the warrants and convertible notes recorded as fair value adjustments in our consolidated statements of operations. We recorded income from fair value adjustments and warrant inducements of $1.6 million and expenses from fair value adjustments and warrant inducements of $37.5 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our senior convertible notes issued in 2013 were fully retired in 2014.

Impairment of Long-Lived and Intangible Assets

Our long-lived assets have been primarily associated with our ethanol production facilities, reflecting their original cost, adjusted for depreciation and any subsequent impairment.

We assess the impairment of long-lived assets, including property and equipment, purchased intangibles subject to amortization and other long-lived assets, when events or changes in circumstances indicate that the fair value of an asset could be less than the net book value of the asset. Generally, we assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows each asset is expected to generate plus the net proceeds expected from the sale of the asset. If the amount of proceeds is less than the carrying value of the asset, we then determine the fair value of the asset. An impairment loss would be recognized when the fair value is less than the related net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on our experience and knowledge of our operations and the industry in which we operate. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of our customers.

We review our intangible assets with indefinite lives at least annually or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the acquired assets.

In 2015, we recorded an impairment charge of $2.0 million on our long-lived assets related to the abandonment of certain accounting and information technology systems following our integration of Aventine.

We did not recognize any asset impairment charges in 2014 and 2013.

Valuation Allowance for Deferred Taxes

We account for income taxes under the asset and liability approach, where deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

We evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion or all of our deferred tax assets will not be realized, we will establish a valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent upon future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Derivative Instruments

We evaluate our contracts to determine whether the contracts are derivative instruments. Management may elect to exempt certain forward contracts that meet the definition of a derivative from derivative accounting as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the fair value accounting and reporting requirements of derivative accounting.

We enter into short-term cash, option and futures contracts as a means of securing purchases of corn, natural gas and sales of ethanol and managing exposure to changes in commodity prices. All of our exchange-traded derivatives are designated as non-hedge derivatives for accounting purposes, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

Realized and unrealized gains and losses related to exchange-traded derivative contracts are included as a component of cost of goods sold in the accompanying financial statements. The fair values of contracts entered through commodity exchanges are presented on the accompanying balance sheet as derivative instruments.  The selection of normal purchase or sales contracts, and use of hedge accounting, are accounting policies that can change the timing of recognition of gains and losses in the statement of operations.

Accounting for Business Combinations

Determining the fair value of assets acquired and liabilities assumed in a business combination is considered a critical accounting estimate because the allocation of the purchase price to assets acquired and liabilities assumed based upon fair values requires significant management judgment and the use of subjective measurements. Variability in industry conditions and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our financial position, liquidity or results of operations.

Allowance for Doubtful Accounts

We sell ethanol primarily to gasoline refining and distribution companies, sell corn oil to poultry and biodiesel customers and sell other co-products to dairy operators and animal feed distributors. We had significant concentrations of credit risk from sales of our ethanol as of December 31, 2015 and 2014, as described in Note 1 to our consolidated financial statements included elsewhere in this report. However, historically, those ethanol customers have had good credit ratings and we have collected the amounts billed to those customers. Receivables from customers are generally unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

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

We recognized a bad debt recovery of $0.3 million and less than $0.1 million, and a bad debt expense of $0.2 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements commencing on page F-12 of this report.

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

We are subject to market risk with respect to ethanol pricing. Ethanol prices are sensitive to global and domestic ethanol supply; crude-oil supply and demand; crude-oil refining capacity; carbon intensity; government regulation; and consumer demand for alternative fuels. Our ethanol sales are priced using contracts that are either based on a fixed price or an indexed price tied to a specific market, such as the CBOT or the Oil Price Information Service. Under these fixed-priced arrangements, we are exposed to risk of a decrease in the market price of ethanol between the time the price is fixed and the time the ethanol is sold.

We satisfy our physical corn needs, the principal raw material used to produce ethanol and ethanol co-products, based on supply-guaranteed contracts with our vendors. Generally, we determine the purchase price of our corn at the time we begin to grind that day’s needs. Sometimes we may also enter into contracts with our vendors to fix a portion of the purchase price. As such, we are also subject to market risk with respect to the price of corn. The price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global supply and demand. Under the fixed price arrangements, we assume the risk of a decrease in the market price of corn between the time the price is fixed and the time the corn is utilized.

Ethanol co-products are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives and supply factors, primarily production of ethanol co-products by ethanol plants and other sources.

As noted above, we may attempt to reduce the market risk associated with fluctuations in the price of ethanol or corn by employing a variety of risk management and hedging strategies. Strategies include the use of derivative financial instruments such as futures and options executed on the CBOT and/or the New York Mercantile Exchange, as well as the daily management of physical corn.

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $0.3 million, $1.1 million and $1.9 million related to settled non-designated hedges as the change in the fair values of these contracts for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of December 31, 2015, which may differ materially from actual results, are as follows (in millions):

Commodity	Year Ending December 31, 2015 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	701.5	Gallons	$54.0
Corn	114.0	Bushels	$48.9

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At December 31, 2015, $78.0 million of our long-term debt was variable-rate in nature. Based on a 100 basis point (1.00%) increase in the interest rate on our long-term debt, our pre-tax income for the year ended December 31, 2015 would be negatively impacted by approximately $0.8 million.

Item 8.     Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

A material weakness is defined by the Public Company Accounting Oversight Board’s Audit Standards AS 2201 as being a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

We completed our acquisition of Aventine on July 1, 2015. As permitted pursuant to the Securities and Exchange Commission’s guidance, management excluded Aventine’s business from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Aventine represented approximately 53% of our total assets as of December 31, 2015 and Aventine’s business generated approximately 25% of our net sales for the year ended December 31, 2015.

RSM US LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015. That report is included in Part IV of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Ethanol, Inc.

We have audited the accompanying consolidated balance sheet of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Ethanol, Inc.'s and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of Pacific Ethanol, Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Sioux Falls, South Dakota
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pacific Ethanol, Inc.

We have audited Pacific Ethanol, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Pacific Ethanol, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Pacific Ethanol Central, LLC (previously known as Aventine Renewable Energy Holdings, Inc.) from its assessment of internal control over financial reporting as of December 31, 2015, because it was acquired by the Company in a purchase business combination in the third quarter of 2015. We have also excluded Pacific Ethanol Central, LLC from our audit of internal control over financial reporting. Pacific Ethanol Central, LLC is a wholly owned subsidiary whose total assets and net sales represent approximately 53% and 25%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

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

In our opinion, Pacific Ethanol, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended, and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Sioux Falls, South Dakota

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Ethanol, Inc.

We have audited the accompanying consolidated balance sheet of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years ended December 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Irvine, California
March 16, 2015, except for the 2014 and 2013 information in Note 5 as to which the date is March 15, 2016

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$52,712	$62,084
Accounts receivable, net of allowance for doubtful accounts of $25 and $6, respectively	61,346	34,612
Inventories	60,820	18,550
Prepaid inventory	5,973	11,595
Income tax receivables	10,654	8,121
Other current assets	6,437	2,983
Total current assets	197,942	137,945

Property and equipment, net	464,960	155,302

Other Assets:
Intangible assets, net	2,678	2,786
Other assets	9,563	1,863
Total other assets	12,241	4,649
Total Assets	$675,143	$297,896

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2015	2014
Current Liabilities:
Accounts payable – trade	$30,520	$13,122
Accrued liabilities	10,072	6,203
Current portion – capital leases	4,248	4,077
Current portion – long-term debt	17,003	–
Accrued PE Op Co. purchase	3,828	–
Other current liabilities	7,238	2,045
Total current liabilities	72,909	25,447

Long-term debt, net of current portion	204,324	34,533
Capital leases, net of current portion	4,183	2,055
Warrant liabilities at fair value	273	1,986
Deferred tax liabilities	1,174	15,434
Other liabilities	20,736	459
Total Liabilities	303,599	79,914
Commitments and contingencies (Notes 1, 8, 9 and 15)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; no shares issued and outstanding as of December 31, 2015 and 2014	–	–
Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of December 31, 2015 and 2014; liquidation preference of $18,075 as of December 31, 2015	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 38,974,972 and 24,499,534 shares issued and outstanding as of December 31, 2015 and 2014, respectively	39	25
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 3,540,132 and no shares issued and outstanding as of December 31, 2015 and 2014, respectively	4	–
Additional paid-in capital	902,843	725,813
Accumulated other comprehensive income	1,040	–
Accumulated deficit	(532,383)	(512,332)
Total Pacific Ethanol, Inc. stockholders’ equity	371,544	213,507
Noncontrolling interests	–	4,475
Total stockholders’ equity	371,544	217,982
Total Liabilities and Stockholders’ Equity	$675,143	$297,896

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net sales	$1,191,176	$1,107,412	$908,437
Cost of goods sold	1,183,766	998,927	875,507
Gross profit	7,410	108,485	32,930
Selling, general and administrative expenses	23,412	17,108	14,021
Asset impairments	1,970	–	–
Income (loss) from operations	(17,972)	91,377	18,909
Fair value adjustments and warrant inducements	1,641	(37,532)	(1,013)
Interest expense, net	(12,594)	(9,438)	(15,671)
Loss on extinguishments of debt	–	(2,363)	(3,035)
Other income (expense), net	18	(905)	(352)
Income (loss) before provision for income taxes	(28,907)	41,139	(1,162)
(Benefit) provision for income taxes	(10,034)	15,137	–
Consolidated net income (loss)	(18,873)	26,002	(1,162)
Net (income) loss attributed to noncontrolling interests	87	(4,713)	381
Net income (loss) attributed to Pacific Ethanol, Inc.	$(18,786)	$21,289	$(781)
Preferred stock dividends	$(1,265)	$(1,265)	$(1,265)
Income allocated to participating securities	$–	$(585)	$–
Income (loss) available to common stockholders	$(20,051)	$19,439	$(2,046)
Income (loss) per share, basic	$(0.60)	$0.93	$(0.17)
Income (loss) per share, diluted	$(0.60)	$0.86	$(0.17)
Weighted-average shares outstanding, basic	33,173	20,810	12,264
Weighted-average shares outstanding, diluted	33,173	22,669	12,264

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Consolidated net income (loss)	$(18,873)	$26,002	$(1,162)
Net (income) loss attributed to noncontrolling interests	87	(4,713)	381
Net income (loss) attributed to Pacific Ethanol, Inc.	(18,786)	21,289	(781)
Other comprehensive income – net gain arising during the period on defined benefit pension plans	1,040	–	–
Comprehensive income (loss) attributed to Pacific Ethanol, Inc.	$(17,746)	$21,289	$(781)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accum. Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Total
Balances, January 1, 2013	927	$1	9,789	$10	$582,861	$(530,310)	$–	$20,345	$72,907
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations	–	–	600	1	1,696	–	–	–	1,697
Shares issued on convertible notes	–	–	4,446	4	18,551	–	–	–	18,555
Shares issued on senior notes	–	–	500	–	2,000	–	–	–	2,000
Warrant exercises	–	–	280	–	2,317	–	–	–	2,317
Shares issued as payment of prior unpaid Series B preferred dividends	–	–	511	1	2,192	–	–	–	2,193
Purchases of interests in PE Op Co.	–	–	–	–	11,940	–	–	(14,281)	(2,341)
Preferred stock dividends	–	–	–	–	–	(1,265)	–	–	(1,265)
Net loss	–	–	–	–	–	(781)	–	(381)	(1,162)
Balances, December 31, 2013	927	$1	16,126	$16	$621,557	$(532,356)	$–	$5,683	$94,901
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	–	–	90	–	1,890	–	–	–	1,890
Issuance of common stock	–	–	1,750	2	26,071	–	–	–	26,073
Warrant exercises	–	–	6,413	6	85,156	–	–	–	85,162
Shares issued as payment of prior unpaid Series B preferred dividends	–	–	120	1	1,462	–	–	–	1,463
Purchases of interests in PE Op Co.	–	–	–	–	(79)	–	–	(5,921)	(6,000)
Tax impact of purchases of interests in PE Op Co.	–	–	–	–	(10,244)	–	–	–	(10,244)
Preferred stock dividends	–	–	–	–	–	(1,265)	–	–	(1,265)
Net income	–	–	–	–	–	21,289	–	4,713	26,002
Balances, December 31, 2014	927	$1	24,499	$25	$725,813	$(512,332)	–	$4,475	$217,982
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	–	–	216	–	1,475	–	–	–	1,475
Warrant exercises	–	–	42	–	440	–	–	–	440
Shares issued in Aventine acquisition	–	–	17,758	18	174,555	–	–	–	174,573
Pension plan adjustment	–	–	–	–	–	–	1,040	–	1,040
Purchases of interests in PE Op Co.	–	–	–	–	560	–	–	(4,388)	(3,828)
Preferred stock dividends	–	–	–	–	–	(1,265)	–	–	(1,265)
Net loss	–	–	–	–	–	(18,786)	–	(87)	(18,873)
Balances, December 31, 2015	927	$1	42,515	$43	$902,843	$(532,383)	$1,040	$–	$371,544

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating Activities:
Consolidated net income (loss)	$(18,873)	$26,002	$(1,162)
Adjustments to reconcile consolidated net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	23,632	13,186	12,136
Fair value adjustments	(1,641)	35,260	227
Loss on extinguishments of debt	–	2,363	3,035
Asset impairments	1,970	–	–
Deferred income taxes	(2,023)	5,129	–
Inventory valuation	509	970	8
Change in fair value on commodity derivative instruments	542	808	1,821
Amortization of deferred financing costs	272	1,217	2,009
Amortization of debt discounts	716	1,815	1,272
Noncash compensation	2,019	1,838	1,724
Bad debt expense (recovery)	(354)	(42)	169
Loss on disposals of assets	–	439	–
Interest expense added to plant owners’ debt	–	–	4,745
Interest on convertible debt paid with stock	–	–	111
Changes in operating assets and liabilities, net of effects from acquisition of Aventine:
Accounts receivable	(15,950)	726	(9,414)
Inventories	(13,296)	3,866	(2,150)
Prepaid expenses and other assets	58	(7,818)	(2,340)
Prepaid inventory	5,622	720	(6,893)
Accounts payable and accrued expenses	(10,045)	1,853	8,889
Net cash provided by (used in) operating activities	$(26,842)	$88,332	$14,187
Investing Activities:
Additions to property and equipment	$(20,507)	$(13,259)	$(3,993)
Net cash from acquisition of Aventine	18,756	–	–
Purchase of cash collateralized letters of credit	(4,574)	–	–
Purchases of PE Op Co. ownership interests	–	(6,000)	(2,340)
Net cash used in investing activities	$(6,325)	$(19,259)	$(6,333)

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Financing Activities:
Net proceeds from common stock and warrants	$–	$26,073	$–
Proceeds from warrant exercises	368	43,676	2,064
Proceeds from senior notes and warrants	–	–	22,192
Proceeds from convertible notes and warrants	–	–	14,000
Proceeds from plant borrowings	–	–	7,000
Net proceeds (payments) on Kinergy’s line of credit	43,584	(1,512)	(669)
Payments on plant borrowings	(13,833)	(39,792)	(17,115)
Purchase of plant owners’ debt	–	(17,038)	(27,088)
Payments on senior unsecured notes	–	(13,984)	(6,208)
Debt issuance costs	–	(438)	(1,560)
Payment on related party note	–	(750)	–
Preferred stock dividend payments	(1,265)	(3,459)	(1,265)
Payments on capital leases	(5,059)	(4,916)	(1,640)
Net cash provided by (used in) financing activities	$23,795	$(12,140)	$(10,289)
Net increase (decrease) in cash and cash equivalents	(9,372)	56,933	(2,435)
Cash and cash equivalents at beginning of period	62,084	5,151	7,586
Cash and cash equivalents at end of period	$52,712	$62,084	$5,151

Supplemental Information:
Interest paid	$11,685	$6,596	$7,515
Income taxes (received) paid	$(5,710)	$17,930	$–
Noncash financing and investing activities:
Preferred stock dividends paid in common stock	$–	$1,463	$2,192
Accrued payment for ownership positions of PE Op Co.	$3,828	$–	$–
Capital leases added to plant and equipment	$1,864	$–	$12,829
Original discount on senior and convertible debt	$–	$–	$8,558
Purchase of sugar inventory with note	$–	$–	$5,000
Reclass of warrant liability to equity upon exercises	$72	$41,486	$260
Reclass of noncontrolling interest to APIC upon acquisitions of ownership interests in PE Op Co.	$560	$(79)	$11,940
Debt extinguished with issuance of common stock	$–	$–	$16,000
Common stock issued in Aventine acquisition (see Note 2)	$174,573	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries (collectively, the “Company”), including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”) and PE Op Co., a Delaware corporation (“PE Op Co.”). The Company had a 100% and 96% ownership interest in PE Op Co. as of December 31, 2015 and 2014, respectively.

The Company’s acquisition of Aventine Renewable Energy Holdings, Inc. (now, Pacific Ethanol Central, LLC, a Delaware limited liability company, “Aventine”) was consummated on July 1, 2015, and as a result, the Company’s consolidated financial statements include the results of Aventine only as of and for the six months ended December 31, 2015.

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

With the addition of four Midwestern ethanol plants in July 2015 as a result of the Company’s acquisition of Aventine, the Company now has a combined ethanol production capacity of 515 million gallons per year, markets, on an annualized basis, over 800 million gallons of ethanol, and produces, on an annualized basis, over one million tons of co-products such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, distillers yeast and CO2. The Company’s four ethanol plants in the Midwest (together with their respective holding companies, the “Pacific Ethanol Central Plants”) are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains from these facilities in the Midwest allows for greater access to international markets.

As of December 31, 2015, all eight facilities were operating. On April 30, 2014, the Company’s previously idled facility in Madera, California commenced producing ethanol. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segments – A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company determines and discloses its segments in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Section 280, Segment Reporting (“ASC 280”), which defines how to determine segments. The Company reports its financial and operating performance in two reportable segments: (1) ethanol production, which includes the production and sale of ethanol and co-products, with all eight of the Company’s production facilities aggregated, and (2) marketing and distribution, which includes marketing and merchant trading for Company-produced ethanol and co-products and third-party ethanol.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies, sells distillers grains and other feed co-products to dairy operators and animal feedlots and sells corn oil to poultry and biodiesel customers generally without requiring collateral. Due to a limited number of ethanol customers, the Company had significant concentrations of credit risk from sales of ethanol as of December 31, 2015 and 2014, as described below.

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

Of the accounts receivable balance, approximately $42,049,000 and $28,427,000 at December 31, 2015 and 2014, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $25,000 and $6,000 as of December 31, 2015 and 2014, respectively. The Company recorded a bad debt recovery of $354,000 and $42,000, and a bad debt expense of $169,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Concentration Risks – Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk, whether on- or off-balance sheet, that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below. Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The Company has not experienced any significant losses in such accounts and believes that it is not exposed to any significant risk of loss of cash.

The Company sells fuel-grade ethanol to gasoline refining and distribution companies. The Company sold ethanol to customers representing 10% or more of the Company’s total net sales, as follows.

	Years Ended December 31,
	2015	2014	2013
Customer A	15%	20%	23%
Customer B	12%	20%	17%
Customer C	12%	11%	6%
Customer D	6%	8%	12%

The Company had accounts receivable due from these customers totaling $21,358,000 and $20,706,000, representing 35% and 60% of total accounts receivable, as of December 31, 2015 and 2014, respectively.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company purchases fuel-grade ethanol for resale and corn, its largest cost component in producing ethanol, from its suppliers. The Company purchased ethanol and corn from suppliers representing 10% or more of the Company’s total purchases for the purchase and production of ethanol, as follows:

	Years Ended December 31,
	2015	2014	2013
Supplier A	19%	26%	37%
Supplier B	13%	12%	8%
Supplier C	9%	15%	14%

Approximately 29% of the Company’s employees are covered by a collective bargaining agreement.

Inventories – Inventories consisted primarily of bulk ethanol, corn, co-products, Low-Carbon Fuel Standard (“LCFS”) credits, beet sugar and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	December 31,
	2015	2014
Finished goods	$31,153	$10,143
LCFS credits	6,957	975
Raw materials	9,891	2,695
Work in progress	11,121	3,274
Other	1,698	1,463
Total	$60,820	$18,550

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

Intangible Assets – The Company amortizes intangible assets with definite lives using the straight-line method over their established lives, generally 2-10 years. Additionally, the Company tests these assets with established lives for impairment if conditions exist that indicate that carrying values may not be recoverable. Possible conditions leading to the unrecoverability of these assets include changes in market conditions, changes in future economic conditions or changes in technological feasibility that impact the Company’s assessments of future operations. The Company assesses indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the Company determines that an impairment charge is needed, the charge will be recorded as asset impairment in the consolidated statements of operations.

Deferred Financing Costs – Deferred financing costs are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method, which approximates the interest rate method. Amortization of deferred financing costs was $272,000, $779,000 and $2,009,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Unamortized deferred financing costs were approximately $462,000 at December 31, 2015 and are recorded in other assets in the consolidated balance sheets.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Hedging Activities – Derivative transactions, which can include exchange-traded forward contracts and futures positions on the New York Mercantile Exchange or the Chicago Board of Trade, are recorded on the balance sheet as assets and liabilities based on the derivative’s fair value. Changes in the fair value of derivative contracts are recognized currently in income unless specific hedge accounting criteria are met. If derivatives meet those criteria, and hedge accounting is elected, effective gains and losses are deferred in accumulated other comprehensive income (loss) and later recorded together with the hedged item in consolidated income (loss). For derivatives designated as a cash flow hedge, the Company formally documents the hedge and assesses the effectiveness with associated transactions. The Company has designated and documented contracts for the physical delivery of commodity products to and from counterparties as normal purchases and normal sales.

Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. The Company derives revenue primarily from sales of ethanol and related co-products. The Company recognizes revenue when title transfers to its customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into either verbally or in writing with customers. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, the Company engages in three basic types of revenue generating transactions:

•	As a producer. Sales as a producer consist of sales of the Company’s inventory produced at its plants.

•	As a merchant. Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which the Company may or may not obtain physical control of the ethanol or co-products, in which shipments are directed from the Company’s suppliers to its terminals or direct to its customers but for which the Company accepts the risk of loss in the transactions.

•	As an agent. Sales as an agent consist of sales to customers through purchases from third-party suppliers in which the risks and rewards of inventory ownership remain with third-party suppliers and the Company receives a predetermined service fee under these transactions.

Revenue from sales of third-party ethanol and co-products is recorded net of costs when the Company is acting as an agent between a customer and a supplier and gross when the Company is a principal to the transaction. The Company recorded $1,510,000, $1,908,000 and $1,928,000 in net sales when acting as an agent for the years ended December 31, 2015, 2014 and 2013, respectively. Several factors are considered to determine whether the Company is acting as an agent or principal, most notably whether the Company is the primary obligor to the customer and whether the Company has inventory risk and related risk of loss or whether the Company adds meaningful value to the supplier’s product or service. Consideration is also given to whether the Company has latitude in establishing the sales price or has credit risk, or both. When the Company acts as an agent, it recognizes revenue on a net basis or recognizes its predetermined fees and any associated freight, based upon the amount of net revenues retained in excess of amounts paid to suppliers.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

California Ethanol Producer Incentive Program – The Company participated in the California Ethanol Producer Incentive Program (“CEPIP”) through the Pacific Ethanol West Plants located in California since the program’s inception in 2010. The CEPIP was a program to provide funds to an eligible California facility—up to $0.25 per gallon of production—when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, were less than prescribed levels determined by the California Energy Commission. As of December 31, 2014, the program is no longer funded. For any month in which a payment was made by the CEPIP, the Company would be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spread exceeded $1.00 per gallon. In 2010 and 2011, the Company received an aggregate of $2,000,000 in CEPIP funds. Since these funds were provided to subsidize low production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company recorded the proceeds as a credit to cost of goods sold in the periods the funds were received. For the years ended December 31, 2014 and 2013, the Company recorded aggregate amounts of $1,878,000 and $122,000 as cost of goods sold, respectively, in respect of the Company’s repayments under the CEPIP to the California Energy Commission.

Stock-Based Compensation – The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and makes revisions, if necessary, in the second quarter of each year if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested forfeitures at 8% for the years ended December 31, 2015, 2014 and 2013. The Company recognizes stock-based compensation expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

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

Provision for Income Taxes – Income taxes are accounted for under the asset and liability approach, where deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense, net and other income (expense), net, respectively. The Company adopted early the provisions of ASU 2015-17, whereby all deferred tax assets and liabilities are classified as noncurrent in the Company’s consolidated balance sheets.

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

Income (Loss) Per Share – Basic income (loss) per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net income (loss) attributed to Pacific Ethanol, Inc. and are considered in the calculation of income (loss) available to common stockholders in computing basic income (loss) per share. Common stock equivalents to the preferred stock are considered participating securities and are also included in this calculation when dilutive. For the year ended December 31, 2014, the calculation has been revised from the calculation previously reported to reflect the participating securities.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2015
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(18,786)
Less: Preferred stock dividends	(1,265)
Basic and Diluted loss per share:
Loss available to common stockholders	$(20,051)	33,173	$(0.60)

	Year Ended December 31, 2014
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$21,289
Less: Preferred stock dividends	(1,265)
Less: Allocated to participating securities	(585)
Basic income per share:
Income available to common stockholders	$19,439	20,810	$0.93
Add: Warrants	–	1,859
Diluted income per share:
Income available to common stockholders	$19,439	22,669	$0.86

	Year Ended December 31, 2013
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(781)
Less: Preferred stock dividends	(1,265)
Basic and diluted loss per share:
Loss available to common stockholders	$(2,046)	12,264	$(0.17)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were an aggregate of 817,000, 660,000 and 1,357,000 potentially dilutive shares from convertible securities outstanding as of December 31, 2015, 2014 and 2013, respectively. These convertible securities were not considered in calculating diluted income (loss) per common share for the years ended December 31, 2015, 2014 and 2013 as their effect would be anti-dilutive.

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

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the fair value of warrants and conversion features, allowance for doubtful accounts, net realizable value of inventory, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, and the valuation of assets acquired and liabilities assumed as a result of business combinations. Actual results and outcomes may materially differ from management’s estimates and assumptions.

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

Recent Accounting Pronouncements – In February 2016, the FASB issued new guidance on accounting for leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, with some minor exceptions. Lessees will no longer be provided with a source of off-balance sheet financing for other than short-term leases. The standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and for interim periods beginning after December 15, 2020. Early adoption is permitted. The Company has several operating leases that may be impacted by this guidance. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated results of operations and financial condition.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued new guidance that requires deferred tax liabilities and assets to be classified as noncurrent in a classified balance sheet. The guidance is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. For the year ended December 31, 2015, the Company adopted the guidance.

In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, but has been further deferred one year. The Company’s adoption begins with the first fiscal quarter of fiscal year 2018. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated results of operations and financial condition.

In April 2015, the FASB issued new guidance on presentation of debt issuance costs. Historically, entities have presented debt issuance costs as an asset. Under the new guidance, effective for fiscal years beginning after December 31, 2015, debt issuance costs will be reclassified as a deduction to the carrying amount of the related debt balance. The guidance does not change any of the Company’s other debt recognition or disclosure. The Company will adopt the guidance beginning January 1, 2016.

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

2.	PACIFIC ETHANOL CENTRAL PLANTS.

On December 30, 2014, the Company entered into a definitive merger agreement with Aventine, a Midwest ethanol producer, under which the Company agreed to acquire Aventine and, therefore indirectly, the Pacific Ethanol Central Plants, through a stock-for-stock merger. The acquisition closed on July 1, 2015 and the Company issued an aggregate of 17.8 million shares of common stock and non-voting common stock for 100% of the outstanding shares of common stock of Aventine. The common stock and non-voting common stock issued as consideration had an aggregate fair value of $174.6 million, based on the closing market price of the Company’s common stock on the acquisition date.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes the Aventine acquisition is resulting in a number of synergies and strategic advantages. The Company believes the acquisition has spread commodity and basis price risks across diverse markets and products, assisting in its efforts to optimize margin management; improve its hedging opportunities with a greater correlation to the liquid physical and paper markets in Chicago; and increase its flexibility and alternatives in feedstock procurement for its Midwestern and Western production facilities. The acquisition also expands the Company’s marketing reach into new markets and extends its mix of co-products. The Company believes the acquisition will enable it to have deeper market insight and engagement in major ethanol and feed markets outside the Western United States, thereby improving pricing opportunities; allows the Company to establish access to markets in 48 states for ethanol sales and access many markets with ethanol and co-product sales reaching domestic and international customers; and enable it to use its more diverse mix of co-products to generate strong co-product returns. In addition, the acquisition also increases the Company’s combined annual ethanol production capacity to 515 million gallons per year and annualized ethanol marketing volume to over 800 million gallons, including Aventine’s historical volumes.

The Company has recognized the following allocation of the purchase price at fair values. The Company has included in the following allocation its estimated fair values for certain operating lease agreements and open commitments. The fair-value determination of long-term debt is based on the interest rate environment at the acquisition date. The fair value allocation related to deferred taxes is provisional and incomplete as the Company is finalizing its review of deferred taxes. The Company expects to complete its review by mid-2016. Based on the current allocation, the Company has recorded an immaterial bargain purchase gain on the acquisition.

Based upon these fair value estimates, the purchase price consideration allocation is as follows (in thousands):

Cash and cash equivalents	$18,756
Accounts receivable	10,430
Inventory	29,483
Other current assets	8,304
Total current assets	66,973
Property and equipment	312,781
Net deferred tax assets	12,159
Other assets	750
Total assets acquired	$392,663

Accounts payable and accrued liabilities	$27,780
Long-term debt - revolvers	13,721
Long-term debt - term debt	142,744
Pension plan liabilities	8,518
Other non-current liabilities	25,327
Total liabilities	$218,090

Net assets acquired	$174,573

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual amount due on the accounts receivable acquired was $10.8 million, of which $0.4 million is expected to be uncollectible. As discussed in Note 15, the Company recorded $3.7 million, included in other noncurrent liabilities above, as a litigation contingency related to certain legal cases for amounts that were probable and estimable as of the acquisition date. Subsequent to the acquisition date, the Company paid approximately $0.4 million of this amount.

The following table presents unaudited pro forma financial information assuming the acquisition occurred on January 1, 2014 (in thousands except per share data).

	Years Ended December 31,
	2015	2014

Net sales – pro forma	$1,484,676	$1,695,440
Cost of goods sold – pro forma	$1,469,512	$1,528,387
Selling, general and administrative expenses – pro forma	$34,735	$47,796
Net income (loss) – pro forma	$(34,136)	$12,596
Diluted net income (loss) per share – pro forma	$(0.81)	$0.31
Diluted weighted-average shares – pro forma	42,053	40,428

The effects of the initial step-up of inventories and open contracts in the aggregate of $8.7 million recorded during 2015 were excluded in the above amounts for 2015, and instead recorded for the year 2014, as if the acquisition had occurred on January 1, 2014. For the six months ended December 31, 2015, Aventine contributed $299.0 million in net sales and $16.3 million in pre-tax loss. For the years ended December 31, 2015 and 2014, the Company recorded approximately $1.4 million and $0.7 million, respectively, in costs associated with the Aventine acquisition. These costs are reflected in selling, general and administrative expenses on the Company’s consolidated statements of operations, but were excluded from the amounts above.

3.	PACIFIC ETHANOL WEST PLANTS.

Consolidation of PE Op Co. – The Company concluded that from PE Op Co.’s inception to the time the Company became a 91% owner, PE Op Co. was a variable interest entity (“VIE”) because the other owners of PE Op Co., due to the Company’s involvement through the contractual arrangements discussed below, at all times lacked the power to direct the activities that most significantly impacted PE Op Co.’s economic performance. However, since the Company’s acquisition in December 2013 that brought its ownership interest in PE Op Co. to 91%, the Company has obtained and maintained sufficient control, both by way of agreements as well as based on structural control of PE Op Co., such that PE Op Co. is no longer considered a VIE, and as such the Company consolidates PE Op Co. under the voting rights model. On April 1, 2014, PE Op Co. was converted from a Delaware limited liability company to a Delaware C-corporation and changed its name from New PE Holdco LLC to PE Op Co.

In August 2014, the Company purchased an additional 5% of the ownership interests in PE Op Co. for $6,000,000 in cash, bringing its total ownership interest to 96% as of December 31, 2014.

In May 2015, the Company purchased the remaining 4% ownership interest in PE Op Co. that it did not own, giving it 100% ownership of PE Op Co.

Because the Company has a controlling financial interest in PE Op Co., it did not record any gain or loss on these purchases, but instead reduced the amount of noncontrolling interest on the consolidated balance sheets by an aggregate of $4,388,000, $5,921,000 and $14,281,000 and recorded the difference of $560,000, $79,000 and $11,940,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which represents the fair value of these purchases above the price paid by the Company, to additional paid-in capital on the consolidated balance sheets. Further, in 2014, the Company recorded a deferred tax liability related to its cumulative adjustments to additional paid-in capital of $10,244,000.

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

The Company, directly or through one of its subsidiaries, has entered into the management and marketing agreements described below.

4.	INTERCOMPANY AGREEMENTS.

Affiliate Management Agreement – Pacific Ethanol, Inc. (the “Parent”) entered into an Affiliate Management Agreement (“AMA”) with its operating subsidiaries, namely Kinergy, PAP, the Pacific Ethanol West Plants and the Pacific Ethanol Central Plants, effective July 1, 2015, under which the Company agreed to provide operational and administrative and staff support services. These services generally include, but are not limited to, administering the subsidiaries’ compliance with their credit agreements and performing billing, collection, record keeping and other administrative and ministerial tasks. The Parent agreed to supply all labor and personnel required to perform its services under the AMA, including the labor and personnel required to operate and maintain the production facilities and marketing activities. These services are billed at a predetermined amount per subsidiary each month plus out of pocket costs such as employee wages and benefits.

The AMA had an initial term of one year and automatic successive one year renewal periods. In addition to typical conditions for a party to terminate the agreement prior to its expiration, the Parent may terminate the AMA, and any subsidiary may terminate the AMA, at any time by providing at least 90 days prior notice of such termination.

The Parent recorded revenues of approximately $8.1 million related to the AMA for the year ended December 31, 2015. These amounts have been eliminated upon consolidation. As the Parent was in the process of integrating the Pacific Ethanol Central Plants in the last half of 2015, no such fees were charged to the Pacific Ethanol Central Plants, but such fees commenced in January 2016.

Prior Plant Management Agreement – Prior July 1, 2015, the Parent entered into a Plant Management Agreement (“PMA”) with the Pacific Ethanol West Plants under which the Parent agreed to operate and maintain the Pacific Ethanol West Plants. These services generally included, but were not limited to, administering the Plants’ compliance with their credit agreements and performing billing, collection, record keeping and other administrative and ministerial tasks. The Parent agreed to supply all labor and personnel required to perform its services under the PMA, including the labor and personnel required to operate and maintain the production facilities.

The costs and expenses associated with the Parent’s provision of services under the PMA were prefunded by the Pacific Ethanol West Plants under a preapproved budget. The Parent’s obligation to provide services was limited to the extent there were sufficient funds advanced by the plants to cover the associated costs and expenses.

As compensation for providing the services under the PMA, the Parent was paid $75,000 per month for each production facility that was operational and $40,000 per month for each production facility that was idled. The Parent recorded revenues attributed to the PMA of approximately $1.8 million, for the year ended December 31, 2015 and $3.5 million for each of the years ended December 31, 2014 and 2013. These amounts have been eliminated upon consolidation.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the monthly fee, the Parent was to be paid a performance bonus if certain profit metrics were met. During the year ended December 31, 2014, the Company earned $2.8 million in performance bonuses. These amounts have been eliminated upon consolidation. No bonuses were paid in 2015 and 2013.

Ethanol Marketing Agreements – Kinergy entered into separate ethanol marketing agreements with each of the Company’s eight plants, which granted it the exclusive right to purchase, market and sell the ethanol produced at those facilities. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to Kinergy, an amount is paid to Kinergy equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated incentive fee payable to Kinergy, which equals 1% of the aggregate third-party purchase price, provided that the marketing fee shall not be less than $0.015 per gallon and not more than $0.0225 per gallon. Each of the ethanol marketing agreements had an initial term of one year and successive one year renewal periods at the option of the individual plant.

Kinergy recorded revenues of approximately $5,262,000, $3,986,000 and $3,351,000 related to the ethanol marketing agreements for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts have been eliminated upon consolidation.

Corn Procurement and Handling Agreements – PAP entered into separate corn procurement and handling agreements with each of the four Pacific Ethanol West Plants. Under the terms of the corn procurement and handling agreements, each facility appointed PAP as its exclusive agent to solicit, negotiate, enter into and administer, on its behalf, corn supply arrangements to procure the corn necessary to operate its facility. PAP also provides grain handling services including, but not limited to, receiving, unloading and conveying corn into the facility’s storage and, in the case of whole corn delivered, processing and hammering the whole corn.

PAP is to receive a fee of $0.045 per bushel of corn delivered to each facility as consideration for its procurement and handling services, payable monthly. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual plant.

PAP recorded revenues of approximately $2,910,000, $2,989,000 and $2,423,000 related to the corn procurement and handling agreements for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts have been eliminated upon consolidation.

Distillers Grains Marketing Agreements – PAP entered into separate distillers grains marketing agreements with each of the Company’s eight plants, which grant PAP the exclusive right to market, purchase and sell the various co-products produced at each facility. Under the terms of the distillers grains marketing agreements, within ten days after a plant delivers co-products to PAP, the plant is paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the co-products, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of the co-products produced or marketed, minus (iv) the estimated incentive fee payable to the Company, which equals (a) 5% of the aggregate third-party purchase price for wet corn gluten feed, wet distillers grains, corn condensed distillers solubles and distillers grains with solubles, or (b) 1% of the aggregate third-party purchase price for corn gluten meal, dry corn gluten feed, dry distillers grains, corn germ and corn oil. Each distillers grains marketing agreement had an initial term of one year and successive one year renewal periods at the option of the individual plant.

PAP recorded revenues of approximately $4,438,000, $4,788,000 and $4,584,000 related to the distillers grain marketing agreements for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts have been eliminated upon consolidation.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	SEGMENTS.

The Company previously reported as a single segment, however, as a result of changes in the Company’s business in 2015, after a reassessment, the Company changed the number of its operating and reportable segments as determined under ASC 280.

The Company reports its financial and operating performance in two segments: (1) ethanol production, which includes the production and sale of ethanol and co-products, with all eight of the Company’s production facilities aggregated, and (2) marketing and distribution, which includes marketing and merchant trading for Company-produced ethanol and co-products and third-party ethanol.

Income before provision for income taxes includes management fees charged by the Parent to the segment. The production segment incurred $6.0 million, $8.8 million and $5.6 million in management fees for the years ended December 31, 2015, 2014 and 2013, respectively. The marketing and distribution segment incurred $3.9 million, $3.9 million and $3.6 million in management fees for the years ended December 31, 2015, 2014 and 2013, respectively. Corporate activities include selling, general and administrative expenses, consisting primarily of corporate employee compensation, professional fees and overhead costs not directly related to a specific operating segment.

During the normal course of business, the segments do business with each other. The preponderance of this activity occurs when the Company’s marketing segment markets ethanol produced by the production segment for a marketing fee, as discussed in Note 4. These intersegment activities are considered arms’-length transactions. Consequently, although these transactions impact segment performance, they do not impact the Company’s consolidated results since all revenues and corresponding costs are eliminated in consolidation.

Capital expenditures are substantially all incurred at the Company’s production segment.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net Sales:
Ethanol production:
Net sales from external customers	$710,201	$562,388	$507,162
Intersegment net sales	–	–	–
Total segment revenues	710,201	562,388	507,162
Marketing and distribution:
Net sales from external customers	480,975	545,024	401,275
Intersegment net sales	5,262	3,986	3,351
Total segment net sales	486,237	549,010	404,626
Net sales including intersegment activity	1,196,438	1,111,398	911,788
Intersegment eliminations	(5,262)	(3,986)	(3,351)
Net sales as reported	$1,191,176	$1,107,412	$908,437

Cost of goods sold:
Ethanol production	$719,833	$473,598	$492,186
Marketing and distribution	476,410	537,010	393,366
Intersegment eliminations	(12,477)	(11,681)	(10,045)
	$1,183,766	$998,927	$875,507
Income (loss) before provision for income taxes:
Ethanol production	$(32,723)	$72,278	$3,776
Marketing and distribution	3,200	6,068	5,217
Corporate activities	616	(37,207)	(10,155)
	$(28,907)	$41,139	$(1,162)
Depreciation and amortization:
Ethanol production	$23,091	$12,509	$11,533
Marketing and distribution	151	551	499
Corporate activities	390	126	104
	$23,632	$13,186	$12,136

Interest expense:
Ethanol production	$(11,969)	$(7,048)	$(11,248)
Marketing and distribution	(625)	(566)	(527)
Corporate activities	–	(1,824)	(3,896)
	$(12,594)	$(9,438)	$(15,671)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s total assets by operating segment (in thousands):

	Years Ended December 31,
	2015	2014
Total assets:
Ethanol production	$536,013	$190,630
Marketing and distribution	107,532	70,068
Corporate assets	31,598	37,198
	$675,143	$297,896

6.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Facilities and plant equipment	$501,800	$190,714
Land	7,541	2,570
Other equipment, vehicles and furniture	9,084	7,641
Construction in progress	23,579	8,720
	542,004	209,645
Accumulated depreciation	(77,044)	(54,343)
	$464,960	$155,302

Depreciation expense, including idled facilities, was $23,524,000, $12,712,000 and $11,662,000 for the years ended December 31, 2015, 2014 and 2013, respectively. One of the Pacific Ethanol West Plants was idled for four months in 2014 and for all of 2013. Depreciation on the Company’s idled assets was an aggregate of $699,000 and $2,108,000 for the years ended December 31, 2014 and 2013, respectively.

Included in plant and equipment is $9,971,000 and $3,467,000 at December 31, 2015 and 2014, respectively, attributable to capital leases. Depreciation expense related to these capital leases was $340,000, $231,000 and none for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, the Company recorded an impairment charge of $1,970,000 related to the abandonment of certain accounting and information technology systems following its integration of Aventine.

7.	INTANGIBLE ASSETS.

Intangible assets consisted of the following (in thousands):

		December 31, 2015			December 31, 2014
	Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Kinergy tradename		$2,678	$–	$2,678	$2,678	$–	$2,678
Amortizing:
Customer relationships	10	4,741	(4,741)	–	4,741	(4,633)	108
Total intangible assets, net		$7,419	$(4,741)	$2,678	$7,419	$(4,633)	$2,786

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kinergy Tradename – The Company recorded a tradename valued at $2,678,000 in 2006 as part of its acquisition of Kinergy. The Company determined that the Kinergy tradename has an indefinite life and therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment of the Kinergy tradename for the years ended December 31, 2015, 2014 and 2013.

Customer Relationships – The Company recorded customer relationships valued at $4,741,000 as part of its acquisition of Kinergy. The Company has established a useful life of ten years for these customer relationships. Amortization expense associated with intangible assets totaled $108,000, $474,000 and $474,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

8.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2015, 2014 and 2013, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net losses of $542,000, $808,000 and $1,821,000 as the change in the fair value of these contracts for the years ended December 31, 2015, 2014 and 2013, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of December 31, 2015
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$2,081	Other current liabilities	$1,848
		$2,081		$1,848

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2015
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,586	Other current liabilities	$1,149
		$1,586		$1,149

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2015	2014	2013
Commodity contracts	Cost of goods sold	$(338)	$(1,144)	$(1,901)
		$(338)	$(1,144)	$(1,901)

		Unrealized (Losses) Gains
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2015	2014	2013
Commodity contracts	Cost of goods sold	$(204)	$336	$80
		$(204)	$336	$80

9.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	December 31, 2015	December 31, 2014
Kinergy operating line of credit	$61,003	$17,530
Term debt	162,622	17,003
	223,625	34,533
Less unamortized discount	(2,298)	–
Less short-term portion	(17,003)	–
Long-term debt	$204,324	$34,533

Kinergy Line of Credit – Kinergy has an operating line of credit for an aggregate amount of up to $75,000,000 with an “accordion” feature to further increase the maximum credit under the credit facility to up to $100,000,000 in minimum increments of $5,000,000 each, upon Kinergy’s request, but subject to the consent of the agent and the lenders in their sole discretion. The line of credit matures on December 31, 2020. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 1.75% and 2.75%. The applicable margin was 1.75%, for a total rate of 2.375% at December 31, 2015. The credit facility’s monthly unused line fee is an annual rate equal to 0.25% to 0.375% depending on the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited under the terms of the credit facility to $1,100,000 per fiscal quarter.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit facility also includes the accounts receivable of PAP as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Payments that may be made by PAP to the Company as reimbursement for management and other services provided by the Company to PAP are limited under the terms of the credit facility to $500,000 per fiscal quarter.

For each calendar month, Kinergy and PAP are collectively required to maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring certain additional indebtedness (other than specific intercompany indebtedness.

Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. Pacific Ethanol has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2015, Kinergy had an available borrowing base under the credit facility of $67,161,000.

Pacific Ethanol West Plants’ Term Debt – The Pacific Ethanol West Plants’ debt as of December 31, 2015 consisted of a $32,487,000 tranche A-1 term loan and a $26,279,000 tranche A-2 term loan, both of which have a maturity date in June 2016. Pacific Ethanol, Inc. holds a combined $41,763,000 of these term loans, which are eliminated upon consolidation. As of December 31, 2015, the combined outstanding balance of these loans was $17,003,000 on a consolidated basis (net of Pacific Ethanol, Inc. holdings).

The term debt requires monthly interest payments at a floating rate equal to the three-month LIBOR or the Prime Rate of interest, at the election of the Pacific Ethanol West Plants, plus 10.0%. At December 31, 2015, the interest rate was approximately 13.25%. Repayments of principal are based on available free cash flow of the Pacific Ethanol West Plants, until maturity, when all principal amounts are due.

On February 26, 2016, the Company retired the $17,003,000 outstanding balance by purchasing the lender’s position for cash at par without any prepayment penalty. This purchase increased the amount of the term loans held by Pacific Ethanol to a combined $58,766,000. As a result, the Company has no continuing obligations to any third-party lender under the credit agreements associated with this term debt.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2013, the Series A and B Notes had been fully retired.

Acquisitions of Pacific Ethanol West Plant Debt – On January 11, 2013, the Company used $21,500,000 of the proceeds of the January 2013 Financing Transaction to purchase from certain lenders an aggregate amount of $21,500,000 of the Pacific Ethanol West plant owners’ tranche A-2 term loans. The Company determined that the acquisition of the plant debt was a modification of terms because the lenders who held the acquired plant debt were the lenders under the January 2013 Notes. Based on the Company’s review of the present value of cash flows of the January 2013 Notes compared to the older plant debt, which resulted in a less than 10% change, the modification was not significant and the Company did not record a gain or loss associated with the modification. The Company expensed certain legal costs associated with the debt modification of approximately $408,000, rather than amortizing those expenses over the life of the debt. Because the plant debt acquired is now held by Pacific Ethanol, Inc. this specific debt is eliminated in consolidation.

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

As of December 31, 2015, the Company held an aggregate of $41,763,000 of the tranche A-1 and tranche A-2 term loans, which has been eliminated upon consolidation.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pacific Ethanol Central Plants’ Term Debt– As of September 30, 2015, the Pacific Ethanol Central Plants had term debt with an outstanding balance of $145,619,000. On July 1, 2015, upon effectiveness of the Aventine acquisition, Aventine became a wholly-owned subsidiary of the Company and, on a consolidated basis, the combined company became obligated with respect to the Pacific Ethanol Central Plants’ term loan and revolving credit facilities. The creditors under the term loan for the Pacific Ethanol Central Plants have recourse solely against the Pacific Ethanol Central Plants and their subsidiaries but not against Pacific Ethanol, Inc. or its other direct or indirect subsidiaries. In connection with the Company’s allocation of purchase price, the debt was recorded at $142,744,000, net of a discount of $2,875,000.

The term loan facility matures on September 24, 2017. The term loan facility is secured through a first-priority lien on substantially all of the Pacific Ethanol Central Plants’ assets and contains customary financial covenants, including the requirement that Aventine maintain a cash balance of at least $2.0 million. Interest on the term loan facility accrues and may be paid in cash at a rate of 10.5% per annum or may be paid in-kind at a rate of 15.0% per annum by adding such interest to the outstanding principal balance. If the Company were to elect to pay interest in-kind, the interest would be capitalized at the end of each quarter. The Company paid interest in cash for the period from July 1, 2015, the effective date of the Aventine acquisition, through December 31, 2015.

On July 1, 2015, the Company repaid in full $14.5 million, including approximately $0.7 million in termination fees, representing all amounts owed under Aventine’s revolving credit facility.

Interest Expense on Borrowings and Maturities – Interest expense on all borrowings discussed above was $11,745,000, $6,546,000 and $12,680,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The consolidated long-term debt matures as follows: $17,003,000 was to mature in 2016 but was repaid in February 2016; $145,619,000 matures in September 2017 and $61,003,000 matures in December 2020.

At December 31, 2015, there were approximately $164.0 million of net assets of the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

10.	PENSION PLANS.

Retirement Plan - The Company sponsors a defined benefit pension plan (the “Retirement Plan”) that is noncontributory, and covers only “grandfathered” unionized employees at its Pekin, Illinois, facility. Benefits are based on a prescribed formula based upon the employee's years of service. On October 31, 2015, the Union ratified a new collective bargaining agreement with the Company for its hourly production workers in Pekin, Illinois. This new agreement was effective November 1, 2015. The revised amended agreement states that, among other things, employees hired after November 1, 2010, will not be eligible to participate in the Retirement Plan. The Company uses a December 31 measurement date for its Retirement Plan. The Company's funding policy is to make the minimum annual contribution that is required by applicable regulations.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assumed the Retirement Plan as part of its acquisition of Aventine on July 1, 2015. Information related to the Retirement Plan as of and for the period from July 1, 2015 to December 31, 2015 is presented below (dollars in thousands):

Amounts at the end of the year:
Accumulated/projected benefit obligation	$16,552
Fair value of plan assets	12,567
Funded status, (underfunded)/overfunded	$(3,985)

Amounts recognized in the consolidated balance sheets:
Other liabilities	$(3,985)
Accumulated other comprehensive income, unrecognized net income	$(885)

Amounts recognized in the plan for the year:
Company contributions	$–
Participant contributions	$–
Benefits paid	$(315)

Net periodic benefit cost	$49

Other changes recognized in other comprehensive income:
Net gain	$885
Amortization of net gain/(loss)	–
Total recognized in other comprehensive income	$885

Assumptions used in computation benefit obligations:
Discount rate	4.23%
Expected long-term return on plan assets	7.75%
Rate of compensation increase	–

The Company is not expected to make contributions in the year ending December 31, 2016. Expected net periodic benefit cost for 2016 is estimated at approximately $0.2 million.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the expected benefit payments for the Company's plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:

2016	$648
2017	657
2018	672
2019	684
2020	699
2021-25	3,893
$7,253

See Note 16 for discussion of the plan’s fair value disclosures.

Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

The Company's pension committee is responsible for overseeing the investment of pension plan assets. The pension committee is responsible for determining and monitoring the appropriate asset allocations and for selecting or replacing investment managers, trustees, and custodians. The pension plan's current investment target allocations are 50% equities and 50% debt. The pension committee reviews the actual asset allocation in light of these targets periodically and rebalances investments as necessary. The pension committee also evaluates the performance of investment managers as compared to the performance of specified benchmarks and peers and monitors the investment managers to ensure adherence to their stated investment style and to the plan's investment guidelines.

Postretirement Plan - The Company also sponsors a health care plan and life insurance plan (the “Postretirement Plan”) that provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000, are not eligible to participate in the Postretirement Plan. The plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assumed the Postretirement Plan as part of its acquisition of Aventine on July 1, 2015. Information related to the Postretirement Plan as of and for the period from July 1, 2015 to December 31, 2015 is presented below (dollars in thousands):

Amounts at the end of the year:
Accumulated/projected benefit obligation	$3,619
Fair value of plan assets	–
Funded status, (underfunded)/overfunded	$(3,619)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(214)
Other liabilities	$(3,405)
Accumulated other comprehensive income, unrecognized net income	$(155)

Amounts recognized in the plan for the year:
Company contributions	$20
Participant contributions	$15
Benefits paid	$(35)

Net periodic benefit cost	$97

Other changes recognized in OCI:
Net gain	$155
Amortization of net gain/(loss)	–
Total recognized in other comprehensive income	$155

Assumptions used in computation benefit obligations:
Discount rate	3.95%

The Company does not expect to recognize any amortization of net actuarial loss during the year ended December 31, 2016.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the expected benefit payments for the Company's plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:

2016	$214
2017	226
2018	174
2019	190
2020	177
2021-25	1,056
$2,037

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 5.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for the plan in 2016, adjusting to a rate of 5.5% in 2025. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

11.	INCOME TAXES.

The Company recorded a provision (benefit) for income taxes as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current provision (benefit)	$(8,011)	$11,040	$–
Deferred provision (benefit)	(2,023)	4,097	–
Total	$(10,034)	$15,137	$–

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	9.2	10.0	(8.2)
Change in valuation allowance	(4.2)	(11.5)	458.0
Fair value adjustments and warrant inducements	2.0	31.8	–
Domestic production gross receipts deduction	(2.9)	(2.0)	–
Section 382 reduction to loss carryover	0.1	(24.2)	(141.1)
Stock compensation	(0.8)	–	(20.9)
Non-deductible items	(0.5)	0.6	(27.7)
Change in tax status of PE Op Co.	–	(1.6)	–
Convertible debt instruments	–	–	(297.7)
Other	(3.2)	(1.3)	2.6
Effective rate	34.7%	36.8%	0.0%

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$53,867	$12,385
Railcar contracts	5,143	–
Pension liability	2,647	–
R&D and AMT credits	2,303	–
Litigation accrual	1,290	–
Capital leases	1,021	–
Stock-based compensation	724	781
Other	5,367	1,944
Total deferred tax assets	72,362	15,110

Deferred tax liabilities:
Fixed assets	(30,272)	(24,813)
Intangibles	(1,091)	(1,134)
Debt basis	(912)	–
Other	(1,423)	(450)
Total deferred tax liabilities	(33,698)	(26,397)

Valuation allowance	(39,838)	(4,147)
Net deferred tax liabilities	$(1,174)	$(15,434)

Classified in balance sheet as:
Deferred tax liabilities	$(1,174)	$(15,434)

A portion of the Company’s net operating loss carryforwards will be subject to provisions of the tax law that limit the use of losses incurred by a company prior to the date certain ownership changes occur.

Due to the limitation, a significant portion of these net operating loss carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire, the Company had federal net operating loss carryforwards of approximately $137,611,000 and state net operating loss carryforwards of approximately $123,462,000 at December 31, 2015. These net operating loss carryforwards expire as follows (in thousands):

Tax Years	Federal	State
2016–2020	$–	$21,344
2021–2025	7,258	1,412
2026–2030	13,624	33,635
2031–2035	116,729	67,071
	$137,611	$123,462

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of these net operating losses are not immediately available, but become available to be utilized in each of the years ended December 31, as follows (in thousands):

Year	Federal	State
2016	$26,820	$32,504
2017	10,862	6,748
2018	10,862	6,748
2019	6,383	6,277
2020	5,282	6,169
Thereafter	77,402	65,016
	$137,611	$123,462

To the extent amounts are not utilized in any year, they may be carried forward to the next year until expiration. These amounts may change if there are future additional limitations on their utilization.

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

A valuation allowance has been established in the amount of $39,838,000, $4,147,000 and $8,422,000 at December 31, 2015, 2014 and 2013, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. For the years ended December 31, 2015 and 2014, the Company recorded an increase of $1,221,000 and a decrease of $4,275,000 in the valuation allowance, respectively. During the year ended December 31, 2015, the Company recognized $1,500,000 in tax benefit related to adjustments to its tax asset valuation allowance from a prior year. In addition, a valuation allowance of $34,469,000 was recorded against the Aventine deferred tax assets with respect to purchase accounting, attributable almost exclusively to the expected expiration of net operating loss carryforwards due to limitations caused by ownership changes as previously discussed. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards (exclusive of net operating losses associated with items recorded directly to equity) for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

At December 31, 2015, the Company had no increase or decrease in unrecognized income tax benefits for the year as a result of uncertain tax positions taken in a prior or current period. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2015. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2012 – 2014
Arizona	2012 – 2014
California	2011 – 2014
Colorado	2011 – 2014
Idaho	2012 – 2014
Illinois	2012 – 2014
Indiana	2012 – 2014
Iowa	2014
Kansas	2014
Minnesota	2014
Missouri	2014
Nebraska	2012 – 2014
Oklahoma	2014
Oregon	2012 – 2014

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

12.	PREFERRED STOCK.

The Company has 6,734,835 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2015, the Company had the following designated preferred stock:

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2015 and 2014. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with 926,942 shares outstanding at December 31, 2015 and 2014. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in cash in an amount equal to 7.00% per annum of the purchase price per share of the Series B Preferred Stock; however, subject to the provisions of the Letter Agreement described below, such dividends may, at the option of the Company, be paid in additional shares of Series B Preferred Stock based initially on the liquidation value of the Series B Preferred Stock. In addition to the quarterly cumulative dividends, holders of the Series B Preferred Stock are entitled to participate in any common stock dividends declared by the Company to its common stockholders. The holders of Series B Preferred Stock have a liquidation preference over the holders of the Company’s common stock initially equivalent to $19.50 per share of the Series B Preferred Stock plus any accrued and unpaid dividends on the Series B Preferred Stock. A liquidation will be deemed to occur upon the happening of customary events, including the transfer of all or substantially all of the capital stock or assets of the Company or a merger, consolidation, share exchange, reorganization or other transaction or series of related transaction, unless holders of 66 2/3% of the Series B Preferred Stock vote affirmatively in favor of or otherwise consent that such transaction shall not be treated as a liquidation. The Company believes that such liquidation events are within its control and therefore has classified the Series B Preferred Stock in stockholders’ equity.

As of December 31, 2015, the Series B Preferred Stock was convertible into 634,641 shares of the Company’s common stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis), at a price less than the conversion price then in effect. The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accrued and paid in cash preferred stock dividends of $1,265,000 for each of the years ended December 31, 2015, 2014 and 2013.

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

Agreement/Payment Date	Amount of Dividends Paid	Shares of Common Stock Issued	Extended Forbearance Date

August 12, 2012	$732,000	157,000	January 1, 2014
December 26, 2012	732,000	144,500	June 30, 2014
March 27, 2013	732,000	139,000	September 30, 2014
July 26, 2013	731,000	175,000	December 31, 2014
September 17, 2013	731,000	197,000	March 31, 2015
May 23, 2014	1,463,000	120,000	November 30, 2015
November 24, 2014	1,000,000	–
December 23, 2014	1,194,000	–
Total	$7,315,000	932,500

13.	COMMON STOCK AND WARRANTS.

The following table summarizes warrant activity for the years ended December 31, 2015, 2014 and 2013 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2012	5,039	$1.80 – $745.50	$17.10
Warrants issued	3,548	$6.32 – $7.59	$6.98
Warrants exercised	(285)	$1.80 – $8.85	$7.27
Warrants expired	(27)	$745.50	$745.50
Balance at December 31, 2013	8,275	$5.47 – $735.00	$10.04
Warrants exercised	(6,615)	$6.09 – $8.85	$7.17
Warrants expired	(804)	$5.47	$5.47
Balance at December 31, 2014	856	$6.09 – $735.00	$36.55
Warrants exercised	(42)	$8.85	$8.85
Warrants expired	(432)	$8.85	$8.85
Balance at December 31, 2015	382	$6.09 – $735.00	$70.87

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

September 2012 Public Offering – On September 26, 2012, the Company raised $10,091,000, net of $909,000 of underwriting fees and issuance costs, through a public offering of units consisting of an aggregate of 1,833,000 shares of common stock and warrants immediately exercisable to purchase an aggregate of 1,833,000 shares of common stock at an exercise price of $8.85 per share and which expire in September 2015. The Company accounted for the net proceeds of the offering by first allocating the $1,658,000 fair value of the warrants to liabilities and then allocating the remaining amount to equity. As of December 31, 2015, all of these warrants were either exercised or expired.

July 2012 Public Offering – On July 3, 2012, the Company raised $10,903,000, net of $1,137,000 of underwriting fees and issuance costs, through a public offering of units consisting of an aggregate of 1,867,000 shares of common stock, warrants immediately exercisable to purchase an aggregate of 1,867,000 shares of common stock at an exercise price of $9.45 per share and which expire in 2017 (“Series I Warrants”) and warrants immediately exercisable to purchase an aggregate of 933,000 shares of common stock at an exercise price of $7.95 per share and which expire in 2014 (“Series II Warrants”). The Series I Warrants and the Series II Warrants are subject to “weighted-average” anti-dilution adjustments if the Company issues or is deemed to have issued securities at a price lower than their then applicable exercise prices. Due to subsequent transactions, the exercise price of the Series I Warrants was reduced to $6.09 per share and the exercise price of the Series II Warrants was reduced to $5.47 per share. The Company accounted for the net proceeds of the offering by first allocating the $3,380,000 fair value of the warrants to liabilities and then allocating the remaining amount to equity. The Series II Warrants expired unexercised. As of December 31, 2015, Series I Warrants to purchase 211,000 shares of common stock remained outstanding.

Warrant Inducements – During 2014 and 2013, certain holders exercised warrants and received payments from the Company in the aggregate amounts of $2,271,000 and $785,800, respectively, in cash as an inducement for these exercises, which were recorded as an expense. There were no warrant inducements in 2015.

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

Accounting for Warrants – The Company has determined that the warrants issued in the above transactions did not meet the conditions for classification in stockholders’ equity and as such, the Company has recorded them as a liability at fair value. The Company will revalue them at each reporting period. Further, as noted above, certain of the exercise prices declined as a result of the anti-dilution adjustments due to subsequent transactions. Accordingly, the Company recorded fair value adjustments quarterly, with total fair value adjustments of $1,641,000 of income for the year ended December 31, 2015 and $35,260,000 and $648,000 of expense for the years ended December 31, 2014, 2013, respectively, which is largely attributed to adjustment, if any, to their exercise prices, term shortening and changes in the market value of the Company’s common stock. See Note 15 for the Company’s fair value assumptions.

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

14.	STOCK-BASED COMPENSATION.

The Company has two equity incentive compensation plans: a 2004 Stock Option Plan and a 2006 Stock Incentive Plan.

2004 Stock Option Plan – The 2004 Stock Option Plan authorized the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”) to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 23,810 shares of common stock. On September 7, 2006, the Company terminated the 2004 Stock Option Plan, except to the extent of issued and outstanding options then existing under the plan. The Company had options outstanding to purchase 762 shares of common stock under its 2004 Stock Option Plan at December 31, 2014. These options expired unexercised in 2015.

2006 Stock Incentive Plan – The 2006 Stock Incentive Plan authorizes the issuance of ISOs, NQOs, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 1,715,000 shares of common stock.

Stock Options – On June 18, 2013, the Company granted options to purchase an aggregate of 229,000 shares of the Company’s common stock at an exercise price of $3.74 per share, which was the closing price per share of the Company’s common stock on the date of grant, with an estimated fair value of $1.68. The options vested as to 33% on each of April 1, 2014 and April 1, 2015 and vest as to 34% on April 1, 2016. The options expire 10 years from the date of grant. Fair value was determined using the Black-Scholes Option Pricing Model. The inputs to estimating fair value were: exercise price of $3.74; estimated life of 3.0 years; expected volatility of 68.0%, risk free interest rate of 0.57% and no dividend yield. The Company estimated expected volatility using peer companies within its industry.

Summaries of the status of Company’s stock option plans as of December 31, 2015 and 2014 and of changes in options outstanding under the Company’s plans during those years are as follows (shares in thousands):

	Years Ended December 31,
	2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	241	$6.91	241	$6.91
Expired	(1)	867.24	–	–
Outstanding at end of year	240	$4.18	241	$6.91
Options exercisable at end of year	164	$4.18	89	$11.59

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding as of December 31, 2015 were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.74	229	7.47	$3.74	153	$3.74
$12.90	11	5.59	$12.90	11	$12.90

The options outstanding at December 31, 2015 and 2014 had intrinsic values of $238,000 and $1,509,000, respectively.

Restricted Stock – The Company granted to certain employees and directors shares of restricted stock under its 2006 Stock Incentive Plan pursuant to restricted stock agreements. A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2012	16	$50.40
Issued	615	$4.56
Vested	(142)	$7.85
Canceled	(17)	$6.20
Unvested at December 31, 2013	472	$5.07
Issued	155	$15.23
Vested	(227)	$5.79
Canceled	(10)	$4.30
Unvested at December 31, 2014	390	$8.71
Issued	307	$10.16
Vested	(220)	$7.94
Canceled	(14)	$10.08
Unvested at December 31, 2015	463	$10.00

The fair value of the common stock at vesting aggregated $2,603,000, $3,858,000 and $601,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Stock-based compensation expense related to employee and non-employee restricted stock and option grants recognized in selling, general and administrative expenses, were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Employees	$1,694	$1,493	$1,333
Non-employees	325	345	391
Total stock-based compensation expense	$2,019	$1,838	$1,724

At December 31, 2015, the total compensation cost related to unvested awards which had not been recognized was $4,622,000 and the associated weighted-average period over which the compensation cost attributable to those unvested awards would be recognized is approximately 2 years.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2015:

Leases – Future minimum lease payments required by non-cancelable leases in effect at December 31, 2015 are as follows (in thousands):

Years Ended December 31,	Capital Leases	Operating Leases
2016	$4,630	$15,662
2017	3,731	11,647
2018	547	8,212
2019	–	5,558
2020	–	953
Thereafter	–	1,649
Total minimum payments	8,908	$43,681
Amount representing interest	(477)
Obligations under capital leases	8,431
Obligations due within one year	(4,248)
Long-term obligations under capital leases	$4,183

Total rent expense during the years ended December 31, 2015, 2014 and 2013 was $9,528,000 $2,417,000 and $1,454,000, respectively.

Sales Commitments – At December 31, 2015, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 307,670,000 gallons of ethanol as of December 31, 2015 and open indexed-price ethanol sales contracts valued at $15,041,000 as of December 31, 2015. The Company had open fixed-price co-product sales contracts valued at $23,241,000 and open indexed-price co-product sales contracts for 181,000 tons as of December 31, 2015. These sales contracts are scheduled to be completed throughout 2016.

Purchase Commitments – At December 31, 2015, the Company had indexed-price purchase contracts to purchase 23,944,000 gallons of ethanol and fixed-price purchase contracts to purchase $5,793,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $20,693,000 of corn from its suppliers. These purchase commitments are scheduled to be satisfied throughout 2016.

Other Commitments – At December 31, 2015, the Company had firm commitments for various capital and process improvement projects at the Company’s plants of approximately $5,198,000, most of which is expected to be completed in 2016.

Contingencies – The following is a description of significant contingencies at December 31, 2015:

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

A trial in the District Court for the Southern District of Indiana was conducted in October 2015 on that single issue as well as whether GS CleanTech’s behavior during prosecution of the patents renders this an exceptional case. The Company is awaiting the court’s decision. If the Defendants, including Pacific Ethanol, Inc., PE Stockton and PE Magic Valley, succeed in proving inequitable conduct, and that GS CleanTech’s behavior makes this an “exceptional case” such a finding would allow the Court to award to Pacific Ethanol, Inc., PE Stockton and PE Magic Valley the attorneys’ fees expended to date for defense in this case. It is unknown whether GS CleanTech would appeal such a ruling.

The Company did not record a provision for these matters as of December 31, 2015 as the Court has now ruled that all of the GS CleanTech patents in the suit are invalid and, therefore, not infringed. Further, the Company believes a material adverse ruling on appeal against Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley is not probable. The Company believes that any liability Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley may incur would not have a material adverse effect on the Company’s financial condition or its results of operations.

The Company has evaluated the above cases as well as other pending cases. The Company currently has recorded $3.3 million as a litigation contingency liability with respect to these cases for amounts that are probable and estimable.

16.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, as follows:

•	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

Pooled separate accounts – Pooled separate accounts invest primarily in domestic and international stocks, commercial paper or single mutual funds. The net asset value is used as a practical expedient to determine fair value for these accounts. Each pooled separate account provides for redemptions by the Retirement Plan at reported net asset values per share, with little to no advance notice requirement, therefore these funds are classified within Level 2 of the valuation hierarchy.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants – Except for the warrants issued September 26, 2012, the Company’s warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The warrants issued September 26, 2012, due to no anti-dilution protection features, were valued using the Black-Scholes Valuation Model.

The Company recorded its warrants issued from 2011 through 2012 and the conversion features associated with its convertible notes at fair value and designated them as Level 3 on their issuance dates.

Significant assumptions used and related fair values for the warrants as of December 31, 2015 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/3/2012	$6.09	49.1%	0.86%	1.51	22.9%	211,000	200,000
12/13/2011	$8.43	48.4%	0.65%	0.95	18.3%	138,000	73,000
							$273,000

Significant assumptions used and related fair values for the warrants as of December 31, 2014 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
09/26/2012	$8.85	51.0%	0.19%	0.74	37.0%	473,000	748,000
07/3/2012	$6.09	56.1%	0.89%	2.51	32.8%	211,000	811,000
12/13/2011	$8.43	54.3%	0.67%	1.95	28.7%	138,000	427,000
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

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes recurring fair value measurements by level at December 31, 2015 (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Benefit Plan Percentage Allocation
Assets:
Derivative financial instruments(1)	$2,081	$2,081	$–	$–

Defined benefit plan assets(2) (pooled separate accounts):
Large U.S. Equity (3)	3,662	–	3,662	–	29%
Small/Mid U.S. Equity(4)	1,099	–	1,099	–	9%
International Equity(5)	1,525	–	1,525	–	12%
Fixed Income(6)	6,281	–	6,281	–	50%
	$14,648	$2,081	12,567	$–

Liabilities:
Warrants (7)	$(273)	$–	$–	$(273)
Derivative financial instruments(8)	(1,848)	(1,848)	–	–
	$(2,121)	$(1,848)	$–	$(273)

The following table summarizes recurring fair value measurements by level at December 31, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments(1)	$1,586	$1,586	$–	$–
	$1,586	$1,586	$–	$–

Liabilities:
Warrants	$(1,986)	$–	$–	$(1,986)
Derivative financial instruments	(1,149)	(1,149)	–	–
	$(3,135)	$(1,149)	$–	$(1,986)

__________

(1)	Included in other current assets in the consolidated balance sheets.
(2)	See Note 10 for accounting discussion.

(3) This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(5)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(6)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(7)	Included in warrant liabilities at fair value in the consolidated balance sheets.

(8)	Included in accrued liabilities in the consolidated balance sheets.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

	Warrants	Conversion Features
Balance, December 31, 2012	$4,892	$–
Issuance of warrants in January offering	$2,657	$–
Issuance of notes and warrants in March offering	1,572	1,401
Issuance of notes in June offering	–	2,929
Conversions of notes	–	(5,205)
Exercises of warrants	(260)	–
Adjustments to fair value for the period	(646)	875
Balance, December 31, 2013	$8,215	$–
Exercises of warrants	(41,486)	–
Expiration of warrants	(3)	–
Adjustments to fair value for the period	35,260	–
Balance, December 31, 2014	$1,986	$–
Exercises of warrants	(72)	–
Expiration of warrants	(527)	–
Adjustments to fair value for the period	(1,114)	–
Balance, December 31, 2015	$273	$–

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	PARENT COMPANY FINANCIALS.

Pacific Ethanol, Inc.

Condensed Financial Information of the Registrant

Balance Sheets - Parent Company Only

(in thousands)

	December 31,
	2015	2014

Cash and cash equivalents	$20,618	$23,915
Receivables from consolidated subsidiaries	14,505	8,547
Other current assets	11,361	8,647
Total current assets	46,484	41,109

Property and equipment, net	1,695	2,572

Investments in consolidated subsidiaries	301,416	154,134
Pacific Ethanol West plant term debt	41,763	41,763
Other assets	838	1,933
Total other assets	344,017	197,830

Total Assets	$392,196	$241,511

Accounts payable and accrued liabilities	$1,963	$2,347
Payables to consolidated subsidiaries	13,230	3,526
Accrued PE Op Co. purchase	3,828	–
Total current liabilities	19,021	5,873

Warrant liabilities at fair value	273	1,986
Deferred tax liabilities	1,174	15,434
Other liabilities	184	236
Total Liabilities	20,652	23,529

Preferred stock	1	1
Non-voting common stock	4	–
Common stock	39	25
Additional paid-in capital	902,843	725,813
Accumulated other comprehensive income	1,040	–
Accumulated deficit	(532,383)	(512,332)
Total Pacific Ethanol, Inc. stockholders' equity	371,544	213,507
Noncontrolling interests	–	4,475
Total stockholders' equity	371,544	217,982

Total Liabilities and Stockholders' Equity	$392,196	$241,511

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pacific Ethanol, Inc.

Condensed Financial Information of the Registrant

Statements of Operations - Parent Company Only

(in thousands)

	Years Ended December 31,
	2015	2014	2013

Management fees from subsidiaries	$9,857	$12,731	$9,837
Selling, general and administrative expenses	(14,336)	(12,779)	(10,188)
Asset impairments	(1,970)	–	–
Loss from operations	(6,449)	(48)	(351)
Fair value adjustments and warrant inducements	1,641	(37,532)	(1,013)
Interest income	5,739	4,753	5,088
Interest expense	(27)	(1,813)	(3,912)
Loss on extinguishments of debt	–	(2,363)	(9,481)
Income (loss) before provision for income taxes	904	(37,003)	(9,669)
Provision for income taxes	–	–	–
Income before equity earnings of subsidiaries	904	(37,003)	(9,669)
Equity earnings of consolidated subsidiaries	(19,690)	58,292	8,888
Consolidated net income (loss)	$(18,786)	$21,289	$(781)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pacific Ethanol, Inc.

Condensed Financial Information of the Registrant

Statements of Cash Flows - Parent Company Only

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating Activities:
Net income (loss)	$(18,786)	$21,289	$(781)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Equity Earnings	19,690	(58,292)	(8,888)
Depreciation and amortization	390	126	104
Fair value adjustments	(1,641)	35,260	(648)
Loss on extinguishments of debt	–	2,363	9,481
Asset impairments	1,970	–	–
Deferred income taxes	(14,260)	5,128	–
Amortization of debt discount	–	1,674	(179)
Changes in operating assets and liabilities:
Accounts receivables	(5,958)	(7,001)	(495)
Other assets	5,895	(13,772)	828
AP and accruals	604	(587)	(1,358)
Accounts payable with subsidiaries	11,179	5,846	1,724
Net cash used in operating activities	$(917)	$(7,966)	$(212)

Investing Activities:
Additions to property and equipment	$(1,483)	$(455)	$(72)
Purchase of PE OP Co. Ownership	–	(6,000)	(2,340)
Net cash used in Investing activities	$(1,483)	$(6,455)	$(2,412)

Financing Activities:
Preferred stock Dividends	$(1,265)	$(3,459)	$(1,265)
Proceeds from Equity Raise	–	26,073	–
Proceeds from issuance of senior notes	–	–	22,192
Proceeds from issuance of convertible notes	–	–	14,000
Payment on related party Note	–	(750)	–
Payments on senior notes	–	(13,984)	(6,208)
Purchase of PE OP Co. debt	–	(17,038)	(27,088)
Proceeds from exercise of warrants	368	43,676	2,064
Net Cash (used in) provided by financing activities	$(897)	$34,518	$3,695

Net (decrease) increase in cash and equivalents	(3,297)	20,097	1,071
Cash and equivalents at beginning of period	23,915	3,818	2,747
Cash and equivalents at ending of period	$20,618	$23,915	$3,818

Restricted Net Assets – At December 31, 2015, the Company had approximately $164.0 million of net assets at its subsidiaries that were not available to be transferred to the Parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	SUBSEQUENT EVENT.

Pacific Ethanol West Plants’ Term Debt Repayment – On February 26, 2016, the Company retired the $17,003,000 outstanding balance of the Pacific Ethanol West Plants’ term debt by purchasing the lender’s position for cash at par without any prepayment penalty. This purchase increased the amount held by Pacific Ethanol to a combined $58,766,000. As a result, the Company has no continuing obligations to any third-party lender under the credit agreements associated with this term debt.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED).

The Company’s quarterly results of operations for the years ended December 31, 2015 and 2014 are as follows (in thousands). Certain of these calculations has been revised from the calculations previously reported to reflect the participating securities.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2015:
Net sales	$206,176	$227,621	$380,622	$376,757
Gross profit (loss)	$(987)	$6,254	$(7,380)	$9,523
Income (loss) from operations	$(5,892)	$2,261	$(14,826)	$485
Net income (loss) attributed to Pacific Ethanol, Inc.	$(4,380)	$1,010	$(14,663)	$(753)
Preferred stock dividends	$(312)	$(315)	$(319)	$(319)
Income allocated to participating securities	$–	$(18)	$–	$–
Net income (loss) available to common stockholders	$(4,692)	$677	$(14,982)	$(1,072)
Income (loss) per common share:
Basic	$(0.19)	$0.03	$(0.36)	$(0.03)
Diluted	$(0.19)	$0.03	$(0.36)	$(0.03)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2014:
Net sales	$254,543	$321,144	$275,573	$256,152
Gross profit	$38,545	$33,576	$17,986	$18,378
Income from operations	$34,875	$29,261	$13,594	$13,647
Net income (loss) attributed to Pacific Ethanol, Inc.	$(10,826)	$15,572	$4,025	$12,518
Preferred stock dividends	$(312)	$(315)	$(319)	$(319)
Income allocated to participating securities	$–	$(462)	$(100)	$(314)
Net income (loss) available to common stockholders	$(11,138)	$14,795	$3,606	$11,885
Income (loss) per common share:
Basic	$(0.69)	$0.74	$0.16	$0.49
Diluted	$(0.69)	$0.65	$0.15	$0.48

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 6, 2013 between the Registrant and each of CIFC Funding 2007-III Asset-V LLC and CIFC Funding 2007-IV Asset-IV LLC	10-K	000-21467	2.13	03/31/2014
2.2	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 10, 2013 between the Registrant and Armory Fund L.P.	10-K	000-21467	2.14	03/31/2014
2.3	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 14, 2013 between the Registrant and each of Mariner Partners, L.P. and Dee River Holdings, Inc.	10-K	000-21467	2.15	03/31/2014
2.4	Agreement and Plan of Merger dated as of December 30, 2014 by and among Pacific Ethanol, Inc., AVR Merger Sub, Inc. and Aventine Renewable Energy Holdings, Inc.	8-K	000-21467	2.1	12/31/2014
2.5	Amendment No. 1 to Agreement and Plan of Merger dated as of March 31, 2015 by and among Pacific Ethanol, Inc., AVR Merger Sub, Inc. and Aventine Renewable Energy Holdings, Inc.	8-K	000-21467	2.1	04/02/2015
3.1	Certificate of Incorporation	10-Q	000-21467	3.1	11/06/2015
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	11/06/2015
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	11/06/2015
3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010	10-Q	000-21467	3.4	11/06/2015
3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011	10-Q	000-21467	3.5	11/06/2015
3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013	10-Q	000-21467	3.6	11/06/2015
3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015	10-Q	000-21467	3.7	11/06/2015
3.8	Amended and Restated Bylaws	10-Q	000-21467	3.1	11/12/2014
10.1	2006 Stock Incentive Plan, as amended#	S-8	333-196876	4.1	06/18/2014
10.2	Form of Employee Restricted Stock Agreement#	8-K	000-21467	10.2	10/10/2006

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.3	Form of Non-Employee Director Restricted Stock Agreement#	8-K	000-21467	10.3	10/10/2006
10.4	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Neil M. Koehler#	8-K	000-21467	10.3	12/17/2007
10.5	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Christopher W. Wright#	8-K	000-21467	10.5	12/17/2007
10.6	Amended and Restated Executive Employment Agreement dated November 25, 2009 between the Registrant and Bryon T. McGregor#	8-K	000-21467	10.1	11/27/2009
10.7	Executive Employment Agreement dated January 6, 2013 between the Registrant and Michael D. Kandris#	8-K	000-21467	10.1	01/10/2013
10.8	Amended and Restated Executive Employment Agreement dated October 1, 2012 between the Registrant and Paul P. Kohler#	10-K	000-21467	10.11	03/31/2014
10.9	Employment Agreement dated November 12, 2012 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/31/2014
10.10	Pacific Ethanol, Inc. 2015 Short-Term Incentive Plan Description#				X
10.11	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010
10.12	Warrant dated March 27, 2008 issued by the Registrant to Lyles United, LLC	8-K	000-21467	10.3	03/27/2008
10.13	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008
10.14	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008
10.15	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008
10.16	Form of Warrant dated May 23, 2008 issued by the Registrant	8-K	000-21467	10.2	05/23/2008

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.17	Amended and Restated Loan and Security Agreement dated May 4, 2012 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as Lenders, Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	05/08/2012
10.18	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated December 4, 2013 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.3	07/06/2015
10.19	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated December 29, 2014 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.2	07/06/2015
10.20	Amendment No. 3 to Amended and Restated Loan and Security Agreement dated July 1, 2015 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	07/06/2015
10.21	Amendment No. 4 to Amended and Restated Loan and Security Agreement dated December 11, 2015 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC					X
10.22	Amendment No. 5 to Amended and Restated Loan and Security Agreement dated December 28, 2015 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC					X
10.23	Amended and Restated Guarantee dated May 4, 2012 by the Registrant in favor of Wells Fargo Capital Finance, LLC for and on behalf of Lenders	8-K	000-21467	10.2	05/08/2012
10.24	Form of Warrants dated December 13, 2011 issued by the Registrant	8-K/A	000-21467	10.2	12/12/2011
10.25	Form of Series I Warrants issued by the Registrant on July 3, 2012	8-K	000-21467	10.1	06/28/2012

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.26	Second Amended and Restated Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and Amarillo National Bank	10-Q	000-21467	10.6	11/14/2012
10.27	First Amendment to Second Amended and Restated Credit Agreement dated January 4, 2013 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	S-1	333-189713	10.44	06/28/2013
10.28	Second Amendment to Second Amended and Restated Credit Agreement dated March 28, 2013 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein					X
10.29	Third Amendment to Second Amended and Restated Credit Agreement dated April 1, 2014 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	8-K	000-21467	10.2	04/01/2014
10.30	Fourth Amendment to Second Amended and Restated Credit Agreement dated January 30, 2016 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, PE Op Co., the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein					X

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.31	Fifth Amendment to Second Amended and Restated Credit Agreement dated February 26, 2016 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, PE Op Co., the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein					X
10.32	Lender Assignment Agreement dated June 9, 2014 between Pacific Ethanol, Inc. and CWD OC 522 Master Fund, Ltd.	8-K	000-21467	10.1	06/10/2014
10.33	Lender Assignment Agreement dated June 9, 2014 between Pacific Ethanol, Inc. and Candlewood Special Situations Master Fund, Ltd.	8-K	000-21467	10.2	06/10/2014
10.34	Agreement for Purchase and Sale of Loans and Assignment of Commitment dated June 9, 2014 between Pacific Ethanol, Inc. and Candlewood Credit Value Master Fund II, L.P.	8-K	000-21467	10.3	06/10/2014
10.35	Letter Agreement dated May 23, 2014 among the Registrant and the holders of the Registrant’s Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.1	05/28/2014
10.36	Stockholders Agreement dated December 30, 2014 between Pacific Ethanol, Inc. and the parties identified therein	8-K	000-21467	10.1	12/31/2014
10.37	Stockholders Agreement dated December 30, 2014 between Pacific Ethanol, Inc. and Credit Suisse Securities (USA) LLC	8-K	000-21467	10.2	12/31/2014
10.38	Amended and Restated Senior Secured Term Loan Credit Agreement dated September 24, 2012 among Aventine Renewable Energy Holdings, Inc., the lenders from time to time party thereto, and Citibank, N.A.	S-4	333-201879	10.1	02/04/2015
10.39	Incremental Amendment dated June 18, 2013 among Aventine Renewable Energy Holdings, Inc., the lenders identified therein, and Citibank, N.A.	S-4	333-201879	10.2	02/04/2015

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.40	Loan and Security Agreement dated September 17, 2014 among Aventine Renewable Energy, Inc., the lenders from time to time party thereto, Midcap Financial, LLC and Alostar Bank of Commerce	S-4	333-201879	10.3	02/04/2015
14.1	Code of Ethics	8-K	000-21467	14.1	07/06/2015
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
23.2	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

_______________

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.
(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2016.

PACIFIC ETHANOL, INC.

By:	/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES William L. Jones	Chairman of the Board and Director	March 15, 2016

/s/ NEIL M. KOEHLER Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2016

/s/ BRYON T. MCGREGOR Bryon T. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016

/s/ MICHAEL D. KANDRIS Michael D. Kandris	Chief Operating Officer and Director	March 15, 2016

/s/ TERRY L. STONE Terry L. Stone	Director	March 15, 2016

/s/ JOHN L. PRINCE John L. Prince	Director	March 15, 2016

/s/ DOUGLAS L. KIETA Douglas L. Kieta	Director	March 15, 2016

/s/ LARRY D. LAYNE Larry D. Layne	Director	March 15, 2016

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.10	Pacific Ethanol, Inc. 2015 Short-Term Incentive Plan Description
10.21	Amendment No. 4 to Amended and Restated Loan and Security Agreement dated December 11, 2015 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC
10.22	Amendment No. 5 to Amended and Restated Loan and Security Agreement dated December 28, 2015 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC
10.28	Second Amendment to Second Amended and Restated Credit Agreement dated March 28, 2013 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein
10.30	Fourth Amendment to Second Amended and Restated Credit Agreement dated January 30, 2016 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, PE Op Co., the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein
10.31	Fifth Amendment to Second Amended and Restated Credit Agreement dated February 26, 2016 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, PE Op Co., the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 _______________

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

