Form 10-K/A
period 2015-12-31
Pacific Ethanol, Inc.
filed 2016-03-16
CIK 778164

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) on Form 10-K/A amends the Annual Report on Form 10-K of Pacific Ethanol, Inc. (“we,” “us,” or “our”) for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 15, 2016 (the “Original Report”).

The purpose of this Amendment No. 1 is solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T, which were inadvertently excluded from the Original Report. No other changes are or have been made to the Original Report.

This Amendment No. 1 together with the Original Report constitutes our Annual Report on Form 10-K for the year ended December 31, 2015.

2

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2016.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 6, 2013 between the Registrant and each of CIFC Funding 2007-III Asset-V LLC and CIFC Funding 2007-IV Asset-IV LLC	10-K	000-21467	2.13	03/31/2014
2.2	Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 10, 2013 between the Registrant and Armory Fund L.P.	10-K	000-21467	2.14	03/31/2014
2.3	Form of Agreement for Purchase and Sale of Units in New PE Holdco LLC dated December 14, 2013 between the Registrant and each of Mariner Partners, L.P. and Dee River Holdings, Inc.	10-K	000-21467	2.15	03/31/2014
2.4	Agreement and Plan of Merger dated as of December 30, 2014 by and among Pacific Ethanol, Inc., AVR Merger Sub, Inc. and Aventine Renewable Energy Holdings, Inc.	8-K	000-21467	2.1	12/31/2014
2.5	Amendment No. 1 to Agreement and Plan of Merger dated as of March 31, 2015 by and among Pacific Ethanol, Inc., AVR Merger Sub, Inc. and Aventine Renewable Energy Holdings, Inc.	8-K	000-21467	2.1	04/02/2015
3.1	Certificate of Incorporation	10-Q	000-21467	3.1	11/06/2015
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	11/06/2015
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	11/06/2015
3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010	10-Q	000-21467	3.4	11/06/2015
3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011	10-Q	000-21467	3.5	11/06/2015
3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013	10-Q	000-21467	3.6	11/06/2015
3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015	10-Q	000-21467	3.7	11/06/2015
3.8	Amended and Restated Bylaws	10-Q	000-21467	3.1	11/12/2014
10.1	2006 Stock Incentive Plan, as amended#	S-8	333-196876	4.1	06/18/2014
10.2	Form of Employee Restricted Stock Agreement#	8-K	000-21467	10.2	10/10/2006

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.3	Form of Non-Employee Director Restricted Stock Agreement#	8-K	000-21467	10.3	10/10/2006
10.4	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Neil M. Koehler#	8-K	000-21467	10.3	12/17/2007
10.5	Amended and Restated Executive Employment Agreement dated December 11, 2007 between the Registrant and Christopher W. Wright#	8-K	000-21467	10.5	12/17/2007
10.6	Amended and Restated Executive Employment Agreement dated November 25, 2009 between the Registrant and Bryon T. McGregor#	8-K	000-21467	10.1	11/27/2009
10.7	Executive Employment Agreement dated January 6, 2013 between the Registrant and Michael D. Kandris#	8-K	000-21467	10.1	01/10/2013
10.8	Amended and Restated Executive Employment Agreement dated October 1, 2012 between the Registrant and Paul P. Kohler#	10-K	000-21467	10.11	03/31/2014
10.9	Employment Agreement dated November 12, 2012 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/31/2014
10.10	Pacific Ethanol, Inc. 2015 Short-Term Incentive Plan Description#	10-K	000-21467	10.10	03/15/2016
10.11	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010
10.12	Warrant dated March 27, 2008 issued by the Registrant to Lyles United, LLC	8-K	000-21467	10.3	03/27/2008
10.13	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008
10.14	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008
10.15	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008
10.16	Form of Warrant dated May 23, 2008 issued by the Registrant	8-K	000-21467	10.2	05/23/2008

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.17	Amended and Restated Loan and Security Agreement dated May 4, 2012 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as Lenders, Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	05/08/2012
10.18	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated December 4, 2013 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.3	07/06/2015
10.19	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated December 29, 2014 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.2	07/06/2015
10.20	Amendment No. 3 to Amended and Restated Loan and Security Agreement dated July 1, 2015 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	07/06/2015
10.21	Amendment No. 4 to Amended and Restated Loan and Security Agreement dated December 11, 2015 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	10-K	000-21467	10.21	03/15/2016
10.22	Amendment No. 5 to Amended and Restated Loan and Security Agreement dated December 28, 2015 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	10-K	000-21467	10.22	03/15/2016
10.23	Amended and Restated Guarantee dated May 4, 2012 by the Registrant in favor of Wells Fargo Capital Finance, LLC for and on behalf of Lenders	8-K	000-21467	10.2	05/08/2012
10.24	Form of Warrants dated December 13, 2011 issued by the Registrant	8-K/A	000-21467	10.2	12/12/2011
10.25	Form of Series I Warrants issued by the Registrant on July 3, 2012	8-K	000-21467	10.1	06/28/2012

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.26	Second Amended and Restated Credit Agreement dated October 29, 2012 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and Amarillo National Bank	10-Q	000-21467	10.6	11/14/2012
10.27	First Amendment to Second Amended and Restated Credit Agreement dated January 4, 2013 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	S-1	333-189713	10.44	06/28/2013
10.28	Second Amendment to Second Amended and Restated Credit Agreement dated March 28, 2013 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	10-K	000-21467	10.28	03/15/2016
10.29	Third Amendment to Second Amended and Restated Credit Agreement dated April 1, 2014 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	8-K	000-21467	10.2	04/01/2014
10.30	Fourth Amendment to Second Amended and Restated Credit Agreement dated January 30, 2016 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, PE Op Co., the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	10-K	000-21467	10.30	03/15/2016

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.31	Fifth Amendment to Second Amended and Restated Credit Agreement dated February 26, 2016 among Pacific Ethanol Holding Co. LLC, Pacific Ethanol Madera LLC, Pacific Ethanol Columbia , LLC, Pacific Ethanol Stockton LLC, Pacific Ethanol Magic Valley, LLC, PE Op Co., the Lenders referred to therein, Wells Fargo Bank, N.A. and the other parties identified therein	10-K	000-21467	10.31	03/15/2016
10.32	Lender Assignment Agreement dated June 9, 2014 between Pacific Ethanol, Inc. and CWD OC 522 Master Fund, Ltd.	8-K	000-21467	10.1	06/10/2014
10.33	Lender Assignment Agreement dated June 9, 2014 between Pacific Ethanol, Inc. and Candlewood Special Situations Master Fund, Ltd.	8-K	000-21467	10.2	06/10/2014
10.34	Agreement for Purchase and Sale of Loans and Assignment of Commitment dated June 9, 2014 between Pacific Ethanol, Inc. and Candlewood Credit Value Master Fund II, L.P.	8-K	000-21467	10.3	06/10/2014
10.35	Letter Agreement dated May 23, 2014 among the Registrant and the holders of the Registrant’s Series B Cumulative Convertible Preferred Stock	8-K	000-21467	10.1	05/28/2014
10.36	Stockholders Agreement dated December 30, 2014 between Pacific Ethanol, Inc. and the parties identified therein	8-K	000-21467	10.1	12/31/2014
10.37	Stockholders Agreement dated December 30, 2014 between Pacific Ethanol, Inc. and Credit Suisse Securities (USA) LLC	8-K	000-21467	10.2	12/31/2014
10.38	Amended and Restated Senior Secured Term Loan Credit Agreement dated September 24, 2012 among Aventine Renewable Energy Holdings, Inc., the lenders from time to time party thereto, and Citibank, N.A.	S-4	333-201879	10.1	02/04/2015
10.39	Incremental Amendment dated June 18, 2013 among Aventine Renewable Energy Holdings, Inc., the lenders identified therein, and Citibank, N.A.	S-4	333-201879	10.2	02/04/2015
10.40	Loan and Security Agreement dated September 17, 2014 among Aventine Renewable Energy, Inc., the lenders from time to time party thereto, Midcap Financial, LLC and Alostar Bank of Commerce	S-4	333-201879	10.3	02/04/2015

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
14.1	Code of Ethics	8-K	000-21467	14.1	07/06/2015
21.1	Subsidiaries of the Registrant	10-K	000-21467	21.1	03/15/2016
23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-21467	23.1	03/15/2016
23.2	Consent of Independent Registered Public Accounting Firm	10-K	000-21467	23.2	03/15/2016
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.1	03/15/2016
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.2	03/15/2016
31.3	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	32.1	03/15/2016
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

_______________

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

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

