Form 10-Q
period 2016-03-31
Pacific Ethanol, Inc.
filed 2016-05-09
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, there were 39,273,248 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 3,540,132 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$19,207	$52,712
Accounts receivable, net (net of allowance for doubtful accounts of $281 and $25, respectively)	63,414	61,346
Inventories	69,262	60,820
Prepaid inventory	6,008	5,973
Income tax receivables	6,120	10,654
Other current assets	6,222	6,437
Total current assets	170,233	197,942
Property and equipment, net	461,275	464,960

Other Assets:
Intangible assets, net	2,678	2,678
Other assets	9,013	9,100
Total other assets	11,691	11,778
Total Assets	$643,199	$674,680

* Amounts derived from the audited financial statements for the year ended December 31, 2015.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	March 31, 2016	December 31, 2015
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable – trade	$27,080	$30,520
Accrued liabilities	15,016	10,072
Current portion – capital leases	4,338	4,248
Current portion – long-term debt	—	17,003
Accrued PE Op Co. purchase	3,828	3,828
Other current liabilities	7,294	7,238
Total current liabilities	57,556	72,909

Long-term debt, net of current portion	202,973	203,861
Capital leases, net of current portion	3,064	4,183
Warrant liabilities at fair value	234	273
Deferred tax liabilities	1,174	1,174
Other liabilities	19,614	20,736
Total Liabilities	284,615	303,136
Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of March 31, 2016 and December 31, 2015; liquidation preference of $18,075 as of March 31, 2016	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 39,351,765 and 38,974,972 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	39	39
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 3,540,132 shares issued and outstanding as of March 31, 2016 and December 31, 2015	4	4
Additional paid-in capital	903,424	902,843
Accumulated other comprehensive income	1,040	1,040
Accumulated deficit	(545,924)	(532,383)
Total Stockholders’ Equity	358,584	371,544
Total Liabilities and Stockholders’ Equity	$643,199	$674,680

* Amounts derived from the audited financial statements for the year ended December 31, 2015.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$342,373	$206,176
Cost of goods sold	341,304	207,163
Gross profit (loss)	1,069	(987)
Selling, general and administrative expenses	8,317	4,905
Loss from operations	(7,248)	(5,892)
Fair value adjustments	39	(173)
Interest expense, net	(6,233)	(1,015)
Other income (expense), net	216	(129)
Loss before provision for income taxes	(13,226)	(7,209)
Benefit for income taxes	—	2,700
Consolidated net loss	(13,226)	(4,509)
Net loss attributed to noncontrolling interests	—	129
Net loss attributed to Pacific Ethanol, Inc.	$(13,226)	$(4,380)
Preferred stock dividends	$(315)	$(312)
Net loss attributed to common stockholders	$(13,541)	$(4,692)
Net loss per share, basic and diluted	$(0.32)	$(0.19)
Weighted-average shares outstanding, basic and diluted	42,052	24,104

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Consolidated net loss	$(13,226)	$(4,509)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Fair value adjustments	(39)	173
Depreciation and amortization of intangibles	8,651	3,409
Interest expense added to term debt	3,786	—
Amortization of debt discount	301	44
Non-cash compensation	583	506
Amortization of deferred financing fees	54	60
Loss (gain) on derivatives	(582)	189
Bad debt expense	256	—
Changes in operating assets and liabilities:
Accounts receivable	(2,324)	7,270
Inventories	(8,442)	709
Prepaid expenses and other assets	5,439	(2,857)
Prepaid inventory	(35)	3,164
Accounts payable and accrued expenses	416	(832)
Net cash provided by (used in) operating activities	(5,162)	7,326

Investing Activities:
Additions to property and equipment	(4,966)	(8,178)
Net cash used in investing activities	(4,966)	(8,178)

Financing Activities:
Net payments on Kinergy’s line of credit	(5,031)	(17,530)
Principal payments on borrowings	(17,003)	—
Principal payments on capital leases	(1,028)	(1,307)
Proceeds from exercise of warrants	—	191
Preferred stock dividends paid	(315)	(312)
Net cash used in financing activities	(23,377)	(18,958)
Net decrease in cash and cash equivalents	(33,505)	(19,810)
Cash and cash equivalents at beginning of period	52,712	62,084
Cash and cash equivalents at end of period	$19,207	$42,274

Supplemental Information:
Interest paid	$2,070	$969
Income taxes received	$4,534	$—

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

The Company’s acquisition of Aventine Renewable Energy Holdings, Inc. (now, Pacific Ethanol Central, LLC, a Delaware limited liability company, “Aventine”) was consummated on July 1, 2015, and as a result, the Company’s consolidated financial statements include the results of Aventine only as of and for the three months ended March 31, 2016.

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

Of the accounts receivable balance, approximately $44,233,000 and $42,049,000 at March 31, 2016 and December 31, 2015, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $281,000 and $25,000 as of March 31, 2016 and December 31, 2015, respectively. The Company recorded a bad debt expense of $256,000 and none for the three months ended March 31, 2016 and 2015, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Benefit for Income Taxes – The Company recognized none and $2.7 million in tax benefit for the three months ended March 31, 2016 and 2015, respectively, related to losses incurred to the extent they were able to be carried back to a prior taxable year. For the three months ended March 31, 2016, the Company applied a valuation allowance against the amount of deferred tax losses from the period. To the extent the Company believes it can utilize these losses, it will adjust its provision (benefit) for income taxes accordingly in future periods.

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these items. The Company recorded its warrants at fair value. The Company believes the carrying value of its long-term debt approximates fair value because the interest rates on these instruments are variable.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current presentation. Such reclassification had no effect on the consolidated net loss reported in the consolidated statements of operations.

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, with some minor exceptions. Lessees will no longer be provided with a source of off-balance sheet financing for other than short-term leases. The standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and for interim periods beginning after December 15, 2020. Early adoption is permitted. The Company has several operating leases that may be impacted by this guidance. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated results of operations and financial condition.

In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, but has been further deferred one year. The Company’s adoption begins with the first fiscal quarter of fiscal year 2018. In March and April 2016, the FASB issued further revenue recognition guidance amending principal vs. agent considerations whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated results of operations and financial condition.

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

In April 2015, the FASB issued new guidance on presentation of debt issuance costs. Historically, entities have presented debt issuance costs as an asset. Under the new guidance, effective for fiscal years beginning after December 31, 2015, debt issuance costs have been reclassified as a deduction to the carrying amount of the related debt balance. The guidance does not change any of the Company’s other debt recognition or disclosure. The Company adopted this guidance beginning January 1, 2016.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the fair value of warrants, allowance for doubtful accounts, net realized value of inventory, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns. Actual results and outcomes may materially differ from management’s estimates and assumptions.

2. SEGMENTS.

The Company reports its financial and operating performance in two segments: (1) ethanol production, which includes the production and sale of ethanol and co-products, with all eight of the Company’s production facilities aggregated, and (2) marketing and distribution, which includes marketing and merchant trading for Company-produced ethanol and co-products and third-party ethanol.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Sales:
Ethanol production:
Net sales from external customers	$229,241	$98,997
Intersegment net sales	—	—
Total segment revenues	229,241	98,997
Marketing and distribution:
Net sales from external customers	113,132	107,179
Intersegment net sales	2,016	735
Total segment net sales	115,148	107,914
Net sales including intersegment activity	344,389	206,911
Intersegment eliminations	(2,016)	(735)
Net sales as reported	$342,373	$206,176

Cost of goods sold:
Ethanol production	$236,008	$101,537
Marketing and distribution	109,297	108,059
Intersegment eliminations	(4,001)	(2,433)
	$341,304	$207,163
Income (loss) before provision for income taxes:
Ethanol production	$(17,322)	$(5,360)
Marketing and distribution	3,969	(1,615)
Corporate activities	127	(234)
	$(13,226)	$(7,209)
Depreciation and amortization:
Ethanol production	$8,415	$3,184
Marketing and distribution	3	127
Corporate activities	233	98
	$8,651	$3,409
Interest expense:
Ethanol production	$(5,900)	$(922)
Marketing and distribution	(333)	(93)
Corporate activities	—	—
	$(6,233)	$(1,015)

The following table sets forth the Company’s total assets by operating segment (in thousands):

	March 31, 2016	December 31, 2015
Total assets:
Ethanol production	$521,977	$536,013
Marketing and distribution	106,137	107,069
Corporate assets	15,085	31,598
	$643,199	$674,680

3. INVENTORIES.

Inventories consisted primarily of bulk ethanol, corn, co-products, Low-Carbon Fuel Standard (“LCFS”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$34,278	$31,153
LCFS credits	16,856	6,957
Raw materials	8,136	9,891
Work in progress	8,338	11,121
Other	1,654	1,698
Total	$69,262	$60,820

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2016 and 2015, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized gains of $582,000 and losses of $189,000 as the change in the fair value of these contracts for the three months ended March 31, 2016 and 2015, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of March 31, 2016
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,774	Other current liabilities	$1,868
		$1,774		$1,868

	As of December 31, 2015
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$2,081	Other current liabilities	$1,848
		$2,081		$1,848

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2016	2015
Commodity contracts	Cost of goods sold	$908	$(115)

		Unrealized Losses
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2016	2015
Commodity contracts	Cost of goods sold	$(326)	$(74)

5. DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Kinergy operating line of credit	$55,972	$61,003
Term debt	149,405	162,622
	205,377	223,625
Less unamortized discount	(1,996)	(2,299)
Less unamortized debt financing costs	(408)	(462)
Less short-term portion	—	(17,003)
Long-term debt	$202,973	$203,861

Kinergy Operating Line of Credit – As of March 31, 2016, Kinergy had an available borrowing base under its credit facility of $7,366,000.

Plant Term Debt – On February 26, 2016, the Company retired the $17,003,000 outstanding balance of the Pacific Ethanol West Plants’ term debt by purchasing the lender’s position for cash at par without any prepayment penalty. The purchase increased the amount of the term debt held by Pacific Ethanol to a combined $58,766,000, which is eliminated upon consolidation. As a result, the Company has no continuing obligations to any third-party lender under the credit agreements associated with the Pacific Ethanol West Plants’ term debt.

For the three months ended March 31, 2016, the Pacific Ethanol Central Plants elected to defer interest payments on their term debt in the aggregate amount of $3,786,000, which was added to the outstanding term debt balance.

At March 31, 2016, there were approximately $145.0 million of net assets of the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

6. COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2016, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price ethanol sales contracts for 311,013,000 gallons as of March 31, 2016 and open fixed-price ethanol sales contracts valued at $7,175,000 as of March 31, 2016. The Company had open fixed-price co-product sales contracts valued at $33,500,000 and open indexed-price co-product sales contracts for 145,000 tons as of March 31, 2016. These sales contracts are scheduled to be completed throughout 2016.

Purchase Commitments – At March 31, 2016, the Company had indexed-price purchase contracts to purchase 30,835,000 gallons of ethanol and fixed-price purchase contracts to purchase $10,326,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $20,500,000 of corn from its suppliers. These purchase commitments are scheduled to be satisfied throughout 2016.

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

The Company has evaluated the above case as well as other pending cases. The Company currently has recorded $3.3 million as a litigation contingency liability with respect to these cases for amounts that are probable and estimable.

7. PENSION AND RETIREMENT BENEFIT PLANS.

The Company, through its acquisition of Aventine, has assumed a defined benefit pension plan (the “Pension Plan”) and a health care and life insurance plan (the “Postretirement Plan”).

The Pension Plan is noncontributory, and covers unionized employees at the Company’s Pekin, Illinois facility, who fulfill minimum age and service requirements. Benefits are based on a prescribed formula based upon the employee’s years of service. The Pension Plan, part of a collective bargaining agreement, covers only Union employees hired after November 1, 2010. The Company uses a December 31 measurement date for its Pension Plan. The Company’s funding policy is to make the minimum annual contributions that are required by applicable regulations. As of December 31, 2015, the Pension Plan’s accumulated projected benefit obligation was $16.6 million, with a fair value of plan assets of $12.6 million. The underfunded amount of $4.0 million is recorded on the Company’s consolidated balance sheet in other noncurrent liabilities. For the three months ended March 31, 2016, the Pension Plan’s net periodic expense was $29,000, comprised of $172,000 in interest cost and $56,000 in service cost, partially offset by $199,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined collar cap based upon years of service. As of December 31, 2015, the Postretirement Plan’s accumulated projected benefit obligation was $3.6 million and is recorded on the Company’s consolidated balance sheet in other noncurrent liabilities. The Company’s funding policy is to make the minimum annual contributions that are required by applicable regulations. For the three months ended March 31, 2016, the Postretirement Plan’s net periodic expense was $47,000, comprised of $35,000 of interest cost and $12,000 of service cost.

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

Warrants – The Company’s warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions.

Significant assumptions used and related fair values for the warrants as of March 31, 2016 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/3/2012	$6.09	51.1%	0.59%	1.26	22.1%	211,000	$178,000
12/13/2011	$8.43	52.9%	0.49%	0.70	17.4%	138,000	56,000
							$234,000

Significant assumptions used and related fair values for the warrants as of December 31, 2015 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/3/2012	$6.09	49.1%	0.86%	1.51	22.9%	211,000	$200,000
12/13/2011	$8.43	48.4%	0.65%	0.95	18.3%	138,000	73,000
							$273,000

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

The following table summarizes recurring fair value measurements by level at March 31, 2016 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments(1)	$1,774	$1,774	$—	$—
	$1,774	$1,774	$—	$—

Liabilities:
Warrants	$(234)	$—	$—	$(234)
Derivative financial instruments(4)	(1,868)	(1,868)	—	—
	$(2,102)	$(1,868)	$—	$(234)

The following table summarizes recurring fair value measurements by level at December 31, 2015 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments(1)	$2,081	$2,081	$—	$—
Defined benefit plan assets(2) (pooled separate accounts):
Large U.S. Equity	3,662	—	3,662	—
Small/Mid U.S. Equity	1,099	—	1,099	—
International Equity	1,525	—	1,525	—
Fixed Income	6,281	—	6,281	—
	$14,648	$2,081	$12,567	$—

Liabilities:
Warrants (3)	$(273)	$—	$—	$(273)
Derivative financial instruments(4)	(1,848)	(1,848)	—	—
	$(2,121)	$(1,848)	$—	$(273)

(1)	Included in other current assets in the consolidated balance sheets.

(2)	Fair values of plan assets are determined annually and therefore are not included as of March 31, 2016. For further descriptions of these assets see the Company’s Form 10-K for the year ended December 31, 2015.

(3)	Included in warrant liabilities at fair value in the consolidated balance sheets.

(4)	Included in accrued liabilities in the consolidated balance sheets.

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Balance, December 31, 2015	$273
Adjustments to fair value for the period	(39)
Balance, March 31, 2016	$234

9. EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2016
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(13,226)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Net loss attributed to common stockholders	$(13,541)	42,052	$(0.32)

	Three Months Ended March 31, 2015
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(4,380)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss attributed to common stockholders	$(4,692)	24,104	$(0.19)

There were an aggregate of 635,000 and 1,080,000 potentially dilutive weighted-average shares from convertible securities outstanding as of March 31, 2016 and 2015, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2016 and 2015, as their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including:

●	fluctuations in the market price of ethanol and its co-products;

●	fluctuations in the costs of key production input commodities such as corn and natural gas;

●	the projected growth or contraction in the ethanol and co-product markets in which we operate;

●	our strategies for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

We own and operate eight strategically-located ethanol production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, or the Pacific Ethanol West plants; and four of our plants are located in the Midwestern states of Illinois and Nebraska, or the Pacific Ethanol Central plants, acquired in our acquisition of Aventine Renewable Energy Holdings, Inc., or Aventine, on July 1, 2015. Our plants have a combined ethanol production capacity of 515 million gallons per year. We are the sixth largest producer of ethanol in the United States based on annualized volumes. We market all the ethanol and co-products produced at our eight plants as well as ethanol produced by third parties. On an annualized basis, we market over 800 million gallons of ethanol and over 1.5 million tons of ethanol co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

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

We produce ethanol co-products at our eight production facilities such as wet distillers grains, or WDG, dry distillers grains with solubles, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, distillers yeast and CO2.

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

Current Initiatives and Outlook

We continued to experience a compressed margin environment during the first quarter of 2016. Overall crush margins, which reflect ethanol and co-product sales prices relative to production inputs such as corn and natural gas, remained low during the quarter. This unfavorable margin environment, which affected the ethanol industry as a whole, is primarily due to lower ethanol prices caused by higher industry-wide inventory levels during a period of seasonally low demand. We expect the first quarter of 2016 will be the weakest margin quarter of the year, just as the first quarter of 2015 was the weakest margin quarter of 2015.

We experienced significant margin improvement in the first part of the second quarter due to lower industry-wide production levels and record ethanol demand. We remain confident in the long-term demand for ethanol and its co-products, driven by its underlying economic fundamentals as a high-octane, low-carbon renewable fuel, our ability to execute and create value, and our market position. We are on-track to market more than 800 million gallons of ethanol in 2016 from our expanded production and marketing platform.

The regulatory environment continues to support the long-term demand for renewable fuels. Low-Carbon Fuel Standards in California and Oregon require refiners to reduce the carbon intensity of their fuels in increasing amounts to 10% by 2020 in California and by 2025 in Oregon. We believe this mandate will require a significant amount of low-carbon fuel to displace gasoline in the California and Oregon fuel supplies. Currently, we receive a $0.10 per gallon premium over Midwest ethanol on each California production gallon sold into the California market. We expect to see a comparable premium for low-carbon ethanol we sell into the Oregon market. In addition, the national Renewable Fuel Standard continues to support the long-term demand for renewable fuels.

We believe our production assets in two distinct markets yield significant benefits, including the ability to spread our commodity and basis price risks across diverse markets and the potential to benefit from regional pricing opportunities resulting from supply imbalances, logistical constraints and feedstock availability. This market diversity enabled us to partially mitigate the effects of the poor margin environment we experienced in the first quarter of 2016. In addition, despite lower distillers grains prices due to reduced demand from China, our diverse portfolio of high-value co-products, including corn oil which adds over $0.05 per gallon of incremental operating income, provided strong returns and helped mitigate the poor crush margin cycle experienced during the quarter. As margins improve, we believe we are poised to benefit significantly from our larger, more diversified company.

We have undertaken a number of plant improvement initiatives to increase operating efficiencies, enhance yields, improve carbon scores and reduce costs to better position us for sustained profitable operations. In the first quarter, we entered into a technology license and purchase agreement for our Madera facility for an industrial scale membrane system that separates water from ethanol during the plant’s dehydration process. We expect this technology to increase operating efficiencies, lower production costs and reduce the carbon intensity of ethanol produced at our Madera facility. Also in the first quarter, we initiated trials of hybrid corn feedstock that contains certain enzymes within the corn kernel to improve our operating performance by reducing corn slurry viscosity and energy consumption. We began producing cellulosic ethanol at our Stockton plant and we are working with our technology provider and the Environmental Protection Agency, or EPA, to qualify this ethanol for special premiums over conventional ethanol. We are also working on cogeneration technology at our Stockton plant, which will convert process waste gas and natural gas into electricity and steam, lowering air emissions and energy costs. We continue to manage our capital spending, focusing on projects that present the highest potential value. Based on market conditions and capital resources, we reduced our capital improvements budget from $26.0 million to $15.0 million for 2016. We also may finance capital expenditures through low-cost leases to further reduce our cost of capital, better match our investment profile and the long-term value of our assets, and preserve and improve our liquidity and capital resources.

Net exports of ethanol continue to be a positive factor for the industry. According to the U.S. Energy Information Administration, United States exports of ethanol were 250 million gallons in the first quarter of 2016, representing a 5% year-over-year quarterly increase.

Our goals for 2016 include leveraging our diverse base of production and marketing assets to expand our share of the renewable fuels and ethanol co-product markets; continuing to evaluate and implement new plant improvement initiatives that provide meaningful near-term returns; pursuing opportunities to further strengthen our balance sheet by reducing our cost of capital, efficiently managing cash and improving our overall liquidity position; and further lowering the carbon intensity of our ethanol by modifying existing operations and investing in new technologies such as co-generation, anaerobic digestion and solar power generation, all of which are directed at expanding our share of the renewable fuels market and delivering long-term, profitable growth.

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; warrants and conversion features carried at fair value; impairment of long-lived and intangible assets; valuation of allowance for deferred taxes, derivative instruments, accounting for business combinations and allowance for doubtful accounts. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage Change
	2016	2015
Production gallons sold (in millions)	112.9	44.6	153.1%
Third party gallons sold (in millions)	93.7	91.1	2.9%
Total gallons sold (in millions)	206.6	135.7	52.2%
Average sales price per gallon	$1.53	$1.65	(7.3)%
Corn cost per bushel—CBOT equivalent	$3.65	$3.88	(5.9)%
Average basis(1)	0.33	0.93	(64.5)%
Delivered cost of corn	$3.98	$4.81	(17.3)%

Total co-product tons sold (in thousands)	661.4	355.3	86.2%
Co-product revenues as % of delivered cost of corn(2)	36.3%	33.8%	7.4%

Average CBOT ethanol price per gallon	$1.39	$1.50	(7.3)%
Average CBOT corn price per bushel	$3.63	$3.85	(5.7)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2016	2015	Dollars	Percent

Net sales	$342,373	$206,176	$136,197	66.1%
Cost of goods sold	341,304	207,163	134,141	64.8%
Gross profit (loss)	$1,069	$(987)	$2,056	NM
Percentage of net sales	0.3%	(0.5)%

Net Sales

The increase in our net sales for the three months ended March 31, 2016 as compared to the same period in 2015 was due to an increase in our total gallons and co-products sold, partially offset by a decrease in our average sales price per gallon.

We increased both production and third party gallons sold, and our volume of co-products sold, for the three months ended March 31, 2016 as compared to the same period in 2015. The increases in volumes of our production gallons and co-products sold are primarily due to additional volumes from our new Pacific Ethanol Central plants. In addition, we expanded our customer base and our sales to a larger national footprint with the addition of regions we cover with our Midwest plants.

On a consolidated basis, our average sales price per gallon decreased 7.3% to $1.53 for the three months ended March 31, 2016 compared to our average sales price per gallon of $1.65 for the same period in 2015. Similarly, the average Chicago Board of Trade, or CBOT, ethanol price per gallon, declined 7.3% to $1.39 for the three months ended March 31, 2016 compared to an average CBOT sales price per gallon of $1.50 for the same period in 2015.

Production Segment

Net sales of ethanol from our production segment increased by $94.1 million, or 128%, to $167.4 million for the three months ended March 31, 2016 as compared to $73.3 million for the same period in 2015. Our total volume of production ethanol gallons sold increased by 68.3 million gallons, or 153%, to 112.9 million gallons for the three months ended March 31, 2016 as compared to 44.6 million gallons for the same period in 2015. Our production segment’s average sales price per gallon decreased 10.4% to $1.47 for the three months ended March 31, 2016 compared to our production segment’s average sales price per gallon of $1.64 for the same period in 2015. Of the additional 68.3 million gallons of ethanol sold in the three months ended March 31, 2016, an aggregate of 70.7 million gallons were attributable to production at our Midwestern plants which we acquired on July 1, 2015, slightly offset by 2.4 million fewer gallons produced at our Western plants. At our average sales price per gallon of $1.47 for the three months ended March 31, 2016, we generated $100.6 million in additional net sales from our production segment from the 68.3 million additional gallons of produced ethanol sold in the three months ended March 31, 2016 as compared to the same period in 2015. The decline of $0.17 in our average sales price per gallon for the three months ended March 31, 2016 as compared to the same period in 2015 reduced our net sales of ethanol from our production segment by $6.5 million.

Net sales of co-products increased $34.6 million, or 136%, to $60.1 million for the three months ended March 31, 2016 as compared to $25.5 million for the same period in 2015. Our total volume of co-products sold increased by 0.3 million tons, or 75%, to 0.7 million tons for three months ended March 31, 2016 from 0.4 million tons for the same period in 2015. At our average sales price per ton of $87.31 for the three months ended March 31, 2016, we generated $26.7 million in additional net sales from the 0.3 million additional tons of co-products sold in the three months ended March 31, 2016 as compared to the same period in 2015. In addition, the increase of $17.85, or 26%, in our average sales price per ton for the three months ended March 31, 2016 as compared to the same period in 2015 increased net sales of co-products by $7.9 million.

Marketing Segment

Net sales of ethanol from our marketing segment increased by $5.6 million, or 5%, to $111.8 million for the three months ended March 31, 2016 as compared to $106.2 million for the same period in 2015. Our total volume of ethanol gallons sold by our marketing segment increased by 70.9 million gallons, or 52%, to 206.6 million gallons for the three months ended March 31, 2016 as compared to 135.7 million gallons for the same period in 2015. Our additional production gallons sold accounted for 68.3 million gallons of this increase, as noted above, and our additional third-party gallons sold accounted for 2.6 million gallons of this increase.

The increase in production  gallons sold by our marketing segment contributed an additional $1.3 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon decreased 3.0% to $1.60 for the three months ended March 31, 2016 compared to our marketing segment’s average sales price per gallon of $1.65 for the same period in 2015. At our average sales price per gallon of $1.60 for the three months ended March 31, 2016, we generated $7.3 million in additional net sales from our marketing segment from the 2.6 million gallons in additional third-party ethanol sold in the three months ended March 31, 2016 as compared to the same period in 2015. However, the decline of $0.05, in our average sales price per gallon for the three months ended March 31, 2016 as compared to the same period in 2015 reduced our net sales from third-party ethanol sold by our marketing segment by $3.0 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit increased to $1.1 million for the three months ended March 31, 2016 as compared to a gross loss of $1.0 million for the same period in 2015, representing a gross margin of 0.3% for the three months ended March 31, 2016 as compared to negative 0.5% for the same period in 2015. Our consolidated gross profit increased primarily due to slightly higher commodity margins in the three months ended March 31, 2016 compared to the same period in 2015.

Production Segment

Our production segment reduced our consolidated gross profit by $4.1 million for the three months ended March 31, 2016 as compared to the same period in 2015. Of this amount, $4.0 million is attributable to the 68.3 million gallon increase in production volumes sold in the three months ended March 31, 2016 as compared to the same period in 2015 and $0.1 million in lower gross profit is attributed to lower margins resulting primarily from our lower average sales price per gallon in the three months ended March 31, 2016 as compared to the same period in 2015.

Marketing Segment

Our marketing segment increased our consolidated gross profit by $6.2 million for the three months ended March 31, 2016 as compared to the same period in 2015. Of this amount, $0.5 million is attributable to additional gross profit from the 4.5 million gallon increase in third-party marketing volumes in the three months ended March 31, 2016 as compared to the same period in 2015 and $5.7 million in higher gross profit is attributable to our higher margins per gallon for the three months ended March 31, 2016 as compared to the same period in 2015.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2016	2015	Dollars	Percent
Selling, general and administrative expenses	$8,317	$4,905	$3,412	69.6%
Percentage of net sales	2.4%	2.4%

Our SG&A increased for the three months ended March 31, 2016 as compared to the same period in 2015. The $3.4 million period over period increase in SG&A is primarily due to an increase in SG&A associated with our new Pacific Ethanol Central operations, which were not included in the prior period results as the acquisition of Aventine occurred on July 1, 2015. SG&A expenses were greater than our prior guidance of $7.0 million in part due to higher seasonal professional fees. At current operating levels, including our Pacific Ethanol Central operations, we anticipate SG&A expenses will average approximately $7.5 million per quarter through the end of 2016.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2016	2015	Dollars	Percent
Interest expense, net	$6,233	$1,015	$5,218	514.1%
Percentage of net sales	1.8%	0.5%

Interest expense, net increased $5.2 million to $6.2 million for the three months ended March 31, 2016 from $1.0 million for the same period in 2015. The increase in interest expense, net is primarily related to the Pacific Ethanol Central plants’ term debt that we assumed, on a consolidated basis, in connection with the acquisition of Aventine.

Benefit for Income Taxes

The following table presents our benefit for income taxes in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2016	2015	Dollars	Percent
Benefit for income taxes	$—	$2,700	$(2,700)	(100.0%)
Percentage of net sales	—%	1.3%

For the three months ended March 31, 2015, we recorded a net loss for the period on both a book and tax basis, and recorded a benefit associated with the loss at an estimated tax rate. For the three months ended March 31, 2016, although we incurred a net loss for the period on a book basis, we were not able to carryback these losses to a prior period for an income tax benefit.

Net Loss Attributed to Common Stockholders

The following table presents our net loss attributed to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2016	2015	Dollars	Percent
Net loss attributed to Common Stockholders	$13,541	$4,692	$8,849	188.6%
Percentage of net sales	4.0%	2.3%

The increase in net loss attributed to common stockholders was primarily due to our increased SG&A and interest expense costs for the three months ended March 31, 2016, as compared to the same period in 2015.

Liquidity and Capital Resources

During the three months ended March 31, 2016, we funded our operations primarily from cash on hand and proceeds from tax refunds. These funds were also used to make capital expenditures, payments on Kinergy’s credit facility, capital lease payments and payments to fully extinguish our term loan balance associated with the Pacific Ethanol West plants.

Our current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from our operations and tax refunds related to prior years.

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

	March 31, 2016	December 31, 2015	Change
Cash and cash equivalents	$19,207	$52,712	(63.6)%
Current assets	$170,233	$197,942	(14.0)%
Current liabilities	$57,556	$72,909	(21.1)%
Long-term debt, net of current portion	$202,973	$203,861	(0.4)%
Working capital	$112,677	$125,033	(9.9)%
Working capital ratio	2.96	2.71	9.2%

Restricted Net Assets

At March 31, 2016, we had approximately $145.0 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Change in Working Capital and Cash Flows

Working capital decreased to $112.7 million at March 31, 2016 from $125.0 million at December 31, 2015 as a result of a decrease of $27.7 million in current assets, partially offset by a decrease of $15.4 million in current liabilities.

Current assets decreased primarily due to a decrease of $33.5 million in cash and cash equivalents and a decrease of $4.5 million in income tax receivable due to tax refunds received, partially offset by increases in inventories of $8.4 million and accounts receivable of $2.1 million, both resulting primarily from our new Pacific Ethanol Central operations. The additional inventory and accounts receivable are quickly converted to cash or excess availability under our revolving credit facility, and through the filing of this report, we have approximately $10.0 million in additional working capital as compared to the end of the first quarter.

Our cash and cash equivalents declined by $33.5 million at March 31, 2016 as compared to December 31, 2015 due to $5.2 million of cash used in our operations, $5.0 million of cash used in our investing activities for our plant improvement initiatives and $23.4 million of cash used in our financing activities, as discussed below.

Our current liabilities decreased primarily due to a decrease of $17.0 million in current portion of long-term debt as we extinguished our Pacific Ethanol West plant debt, partially offset by an increase of $1.5 million in accounts payable and accrued liabilities resulting from our new Pacific Ethanol Central operations.

Cash used in our Operating Activities

Cash used in our operating activities increased by $12.5 million for the three months ended March 31, 2016 as compared to the same period in 2015. The increase in cash used in our operating activities is primarily due to a higher net loss caused by reduced margins resulting from lower ethanol prices. Additional factors that contributed to the increase in cash used in our operating activities include:

●	an increase in accounts receivable of $9.6 million primarily due to higher sales volumes attributable to our new Pacific Ethanol Central operations; and

●	an increase in inventory of $9.2 million primarily due to higher sales volumes attributable to our new Pacific Ethanol Central operations.

These amounts were partially offset by:

●	an increase in depreciation and amortization of $5.2 million due to additional assets subject to depreciation and amortization from our acquisition of Aventine;

●	a decrease in prepaid expenses and other assets of $8.3 million primarily due to income tax refunds and

●	interest expense added to term debt of $3.8 million.

Cash used in our Investing Activities

Cash used in our investing activities declined by $3.2 million for the three months ended March 31, 2016 as compared to the same period in 2015. The decline in cash used in our investing activities is primarily due to lower spending on capital projects.

Cash used in our Financing Activities

Cash used in our financing activities increased by $4.4 million for the three months ended March 31, 2016 as compared to the same period in 2015. The increase in cash used in our financing activities is primarily due to a $17.0 million principal payment on our term debt associated with the Pacific Ethanol West plants, which was partially offset by a decline of $12.5 million in payments on Kinergy’s line of credit.

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

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Years Ended December 31,
	2016	2015	2015	2014

Fixed Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	11.68	11.06	10.02	17.66
Excess	9.68	9.06	8.02	15.66

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2016, Kinergy had an outstanding balance of $56.0 million and an available borrowing base under the credit facility of $63.4 million, representing $7.4 million of excess availability under the credit facility.

Pacific Ethanol Central Term Debt

On July 1, 2015, upon effectiveness of the Aventine acquisition, Aventine became one of our wholly-owned subsidiaries and, on a consolidated basis, the combined company became obligated with respect to Aventine’s term loan. Aventine’s creditors under Aventine’s term loan have recourse solely against Aventine and its subsidiaries and not against Pacific Ethanol, Inc. or its other direct or indirect subsidiaries.

As of March 31, 2016, the term loan facility for the Pacific Ethanol Central plants had an outstanding balance of approximately $149.4 million. Interest on the term loan facility accrues and may be paid in cash at a rate of 10.5% per annum or may be paid in-kind at a rate of 15.0% per annum by adding the interest to the outstanding principal balance. If we elect to pay interest in-kind, the interest is capitalized at the end of each quarter. For the three months ended March 31, 2016, we elected to defer interest payments on the term debt in the aggregate amount of $3.8 million, which was added to the outstanding loan balance. The term loan facility matures on September 24, 2017. The term loan facility is secured through a first-priority lien on substantially all of Aventine’s assets and contains customary financial covenants, and a requirement that Aventine maintain a cash balance of at least $2.0 million.

We continue to evaluate and pursue opportunities to refinance the term debt for the Pacific Ethanol Central plants.

Contractual Obligations

There have been no material changes in the three months ended March 31, 2016, to the amounts presented in the table under the “Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2015.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2016 and 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including changes in commodity prices as discussed below. Market risk is the potential loss arising from adverse changes in market rates and prices. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices. We do not expect to have any exposure to foreign currency risk as we conduct all of our transactions in U.S. dollars.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized gains of $0.6 million and losses of $0.2 million related to settled non-designated hedges as the change in the fair values of these contracts for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of March 31, 2016, which may differ materially from actual results, are as follows (in millions):

Commodity	Three Months Ended March 31, 2016 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	206.6	Gallons	$17.4
Corn	40.3	Bushels	$16.0

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have evaluated all outstanding cases, including the following pending case and have recorded an aggregate $3.3 million as a litigation contingency with respect to these cases for amounts that are probable and estimable.

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

We have incurred significant losses and negative operating cash flow in the past. For the three months ended March 31, 2016 and 2015, we incurred consolidated net losses of $13.2 million and $4.5 million, respectively, and for the three months ended March 31, 2016, we incurred negative operating cash flow of $5.2 million. For the year ended December 31, 2015, we incurred consolidated net losses of approximately $18.9 million and incurred negative operating cash flows of $26.8 million. For 2013 and 2012, we incurred consolidated net losses of $1.2 million and $43.4 million, respectively, and in 2012 incurred negative operating cash flow of $20.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand and cash, if any, generated from our operations and from future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Potential difficulties that may be encountered in the integration process include the following:

●	complexities associated with managing the larger, more complex, combined business;

●	integrating personnel;

●	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisition; and

●	performance shortfalls as a result of the diversion of management’s attention caused by integrating Pacific Ethanol’s and Aventine’s operations.

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

Our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding. Our indebtedness could also have important consequences to holders of our common stock. For example, it could:

●	make it more difficult to pay or refinance our debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

●	limit our flexibility to pursue other strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors who have less debt; or

●	require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, dividend payments and other general corporate purposes.

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

The EPA has implemented the national Renewable Fuel Standard, or national RFS, pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The national RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. The domestic market for ethanol is significantly impacted by federal mandates under the national RFS program for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for ethanol will be largely dependent upon incentives to blend ethanol into motor fuels, including the relative price of gasoline versus ethanol, the relative octane value of ethanol, constraints in the ability of vehicles to use higher ethanol blends, the national RFS, and other applicable environmental requirements. Any significant increase in production capacity above the national RFS minimum requirements may have an adverse impact on ethanol prices.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	fluctuations in the market prices of ethanol and its co-products;

●	the cost of key inputs to the production of ethanol, including corn and natural gas;

●	the volume and timing of the receipt of orders for ethanol from major customers;

●	competitive pricing pressures;

●	our ability to timely and cost-effectively produce, sell and deliver ethanol;

●	the announcement, introduction and market acceptance of one or more alternatives to ethanol;

●	losses resulting from adjustments to h fair values of our outstanding warrants to purchase our common stock;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	the possibility that the anticipated benefits from our acquisition of Aventine cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated;

●	regulatory developments or increased enforcement;

●	fluctuations in our quarterly or annual operating results;

●	additions or departures of key personnel;

●	our inability to obtain any necessary financing;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

For each of the three months ended March 31, 2016 and 2015, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	2016 Stock Incentive Plan (*)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 9, 2016	By:	/s/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

10.1	2016 Stock Incentive Plan

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase