Form 10-Q
period 2016-06-30
Pacific Ethanol, Inc.
filed 2016-08-05
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, there were 39,617,328 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 3,540,132 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$31,673	$52,712
Accounts receivable, net (net of allowance for doubtful accounts of $311 and $25, respectively)	71,946	61,346
Inventories	65,928	60,820
Prepaid inventory	10,319	5,973
Income tax receivables	6,114	10,654
Derivative instruments	13,299	2,081
Other current assets	4,055	4,356
Total current assets	203,334	197,942

Property and equipment, net	454,775	464,960

Other Assets:
Intangible assets, net	2,678	2,678
Other assets	4,933	9,100
Total other assets	7,611	11,778

Total Assets	$665,720	$674,680

_______________

     *     Amounts derived from the audited consolidated financial statements for the year ended December 31, 2015.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	June 30,	December 31,
	2016	2015
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$23,844	$30,520
Accrued liabilities	15,156	10,072
Current portion – capital leases	4,431	4,248
Current portion – long-term debt	–	17,003
Derivative instruments	12,166	1,848
Accrued PE Op Co. purchase	3,828	3,828
Other current liabilities	6,026	5,390
Total current liabilities	65,451	72,909

Long-term debt, net of current portion	215,041	203,861
Capital leases, net of current portion	1,921	4,183
Warrant liabilities at fair value	257	273
Deferred tax liabilities	1,174	1,174
Other liabilities	18,261	20,736

Total Liabilities	302,105	303,136

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of June 30, 2016 and December 31, 2015; liquidation preference of $18,075 as of June 30, 2016	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 39,617,328 and 38,974,972 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	40	39
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 3,540,132 shares issued and outstanding as of June 30, 2016 and December 31, 2015	4	4
Additional paid-in capital	903,683	902,843
Accumulated other comprehensive income	1,040	1,040
Accumulated deficit	(541,153)	(532,383)
Total Stockholders’ Equity	363,615	371,544
Total Liabilities and Stockholders’ Equity	$665,720	$674,680

_______________
     *     Amounts derived from the audited consolidated financial statements for the year ended December 31, 2015.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$422,860	$227,621	$765,233	$433,797
Cost of goods sold	405,156	221,367	746,460	428,530
Gross profit	17,704	6,254	18,773	5,267
Selling, general and administrative expenses	6,148	3,993	14,465	8,898
Income (loss) from operations	11,556	2,261	4,308	(3,631)
Fair value adjustments and warrant inducements	(24)	384	16	211
Interest expense, net	(6,536)	(1,005)	(12,769)	(2,020)
Other income (expense), net	(155)	(58)	60	(187)
Income (loss) before provision for income taxes	4,841	1,582	(8,385)	(5,627)
Provision (benefit) for income taxes	(245)	530	(245)	(2,170)
Consolidated net income (loss)	5,086	1,052	(8,140)	(3,457)
Net (income) loss attributed to noncontrolling interests	–	(42)	–	87
Net income (loss) attributed to Pacific Ethanol, Inc.	$5,086	$1,010	$(8,140)	$(3,370)
Preferred stock dividends	$(315)	$(315)	$(630)	$(627)
Income allocated to participating securities	$(71)	$(18)	$–	$–
Income (loss) available to common stockholders	$4,700	$677	$(8,770)	$(3,997)
Net income (loss) per share, basic	$0.11	$0.03	$(0.21)	$(0.16)
Net income (loss) per share, diluted	$0.11	$0.03	$(0.21)	$(0.16)
Weighted-average shares outstanding, basic	42,191	24,268	42,121	24,589
Weighted-average shares outstanding, diluted	42,229	24,837	42,121	24,589

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Consolidated net loss	$(8,140)	$(3,457)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles	17,670	6,748
Interest expense added to term debt	9,451	–
Fair value adjustments	(16)	(211)
Amortization of debt discount	610	99
Amortization of deferred financing fees	75	121
Non-cash compensation	1,181	915
Loss (gain) on derivative instruments	(809)	477
Bad debt expense	286	3
Changes in operating assets and liabilities:
Accounts receivable	(10,886)	6,018
Inventories	(5,108)	(321)
Prepaid expenses and other assets	4,909	(1,506)
Prepaid inventory	(4,346)	3,581
Accounts payable and accrued expenses	(3,771)	(1,100)
Net cash provided by operating activities	1,106	11,367

Investing Activities:
Additions to property and equipment	(7,485)	(12,166)
Proceeds from cash collateralized letters of credit	4,010	–
Net cash used in investing activities	(3,475)	(12,166)

Financing Activities:
Net proceeds from (payments on) Kinergy’s line of credit	1,042	(8,974)
Principal payments on borrowings	(17,003)	–
Payments on capital leases	(2,079)	(2,790)
Proceeds from exercise of warrants	–	368
Preferred stock dividends paid	(630)	(627)
Net cash used in financing activities	(18,670)	(12,023)
Net decrease in cash and cash equivalents	(21,039)	(12,822)
Cash and cash equivalents at beginning of period	52,712	62,084
Cash and cash equivalents at end of period	$31,673	$49,262

Supplemental Cash Flow Information:
Interest paid	$2,595	$1,911
Income tax refunds received	$4,784	$–
Noncash financing and investing activities:
Reclass of warrant liability to equity upon warrant exercises	$–	$72
Reclass of noncontrolling interests to APIC upon acquisitions of ownership positions in PE Op Co.	$–	$560
Accrued payment for ownership positions in PE Op Co.	$–	$3,828

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

The Company’s acquisition of Aventine Renewable Energy Holdings, Inc. (now, Pacific Ethanol Central, LLC, a Delaware limited liability company, “Aventine”) was consummated on July 1, 2015, and as a result, the Company’s accompanying consolidated financial statements include the results of Aventine only as of and for the three and six months ended June 30, 2016.

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

With the addition of four Midwestern ethanol plants in July 2015 as a result of the Company’s acquisition of Aventine, the Company now has a combined ethanol production capacity of 515 million gallons per year, markets over 800 million gallons of ethanol, on an annualized basis, and produces over one million tons of co-products such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, distillers yeast and CO2, on an annualized basis. The Company’s four ethanol plants in the Midwest (together with their respective holding companies, the “Pacific Ethanol Central Plants”) are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains from these facilities in the Midwest allows for greater access to international markets.

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

Of the accounts receivable balance, approximately $63,330,000 and $42,049,000 at June 30, 2016 and December 31, 2015, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $311,000 and $25,000 as of June 30, 2016 and December 31, 2015, respectively. The Company recorded a bad debt expense of $30,000 and $286,000 for the three and six months ended June 30, 2016, respectively, and a bad debt expense of $3,000 for the three and six months ended June 30, 2015. The Company does not have any off-balance sheet credit exposure related to its customers.

Provision for Income Taxes – The Company recognized a tax benefit of $0.2 million for the three and six months ended June 30, 2016, as the Company has finalized certain of its tax returns. The Company recognized a provision of $0.5 million and a benefit of $2.2 million for the three and six months ended June 30, 2015, respectively, related to losses incurred in 2015 that were able to be carried back to a prior taxable year. For the three and six months ended June 30, 2016, the Company applied a valuation allowance against the amount of deferred tax losses from the periods. To the extent the Company believes it can utilize these losses, it will adjust its provision (benefit) for income taxes accordingly in future periods.

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

In September 2015, the FASB issued new guidance on simplifying the accounting for measurement-period adjustments. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires acquirers to present separately on the face of the statement of operations or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for fiscal years beginning after December 31, 2015, applied prospectively. Early adoption is permitted. The Company will adopt the guidance as to future acquisitions.

In April 2016, the FASB issued new guidance to reduce the complexity of certain aspects of accounting for employee share-based payment transactions. Currently, accruals of compensation costs are based on an estimated forfeiture rate. The new guidance allows an entity to make an entity-wide accounting policy election to either continue using an estimate of forfeitures or account for forfeitures only when they occur. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of the guidance on its consolidated results of operations and financial condition.

In April 2015, the FASB issued new guidance on presentation of debt issuance costs. Historically, entities have presented debt issuance costs as an asset. Under the new guidance, effective for fiscal years beginning after December 31, 2015, debt issuance costs have been reclassified as a deduction to the carrying amount of the related debt balance. The guidance does not change any of the Company’s other debt recognition or disclosure. On January 1, 2016, the Company adopted this guidance for all periods presented on the consolidated balance sheets. The impact of the adoption was a reclassification of other assets to long-term debt, net of current portion of $386,000 and $462,000 as of June 30, 2016 and December 31, 2015, respectively.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, except as noted herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the fair value of warrants, allowance for doubtful accounts, net realizable value of inventory, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns and the valuation of assets acquired and liabilities assumed as a result of business combinations. Actual results and outcomes may materially differ from management’s estimates and assumptions.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Sales
Ethanol Production:
Net sales to external customers	$271,630	$108,960	$500,871	$207,957
Intersegment net sales	260	85	523	85
Total production segment sales	271,890	109,045	501,394	208,042

Marketing and distribution:
Net sales to external customers	151,230	118,661	264,362	225,840
Intersegment net sales	2,091	836	3,843	1,571
Total marketing and distribution net sales	153,321	119,497	268,205	227,411
Intersegment eliminations	(2,351)	(921)	(4,366)	(1,656)
Net sales as reported	$422,860	$227,621	$765,233	$433,797

Cost of goods sold:
Ethanol production	$260,237	$105,623	$496,246	$207,160
Marketing and distribution	149,521	118,522	258,819	226,581
Intersegment eliminations	(4,602)	(2,778)	(8,605)	(5,211)
Cost of goods sold as reported	$405,156	$221,367	$746,460	$428,530

Income (loss) before provision for income taxes:
Ethanol production	$794	$1,013	$(16,330)	$(4,199)
Marketing and distribution	2,209	(516)	6,178	(2,131)
Corporate activities	1,838	1,085	1,767	703
	$4,841	$1,582	$(8,385)	$(5,627)
Depreciation and amortization:
Ethanol production	$8,793	$3,206	$17,209	$6,390
Marketing and distribution	–	15	3	142
Corporate activities	225	119	458	216
	$9,018	$3,340	$17,670	$6,748
Interest expense:
Ethanol production	$6,180	$922	$12,080	$1,844
Marketing and distribution	356	83	689	176
Corporate activities	–	–	–	–
	$6,536	$1,005	$12,769	$2,020

The following table sets forth the Company’s total assets by operating segment (in thousands):

	June 30, 2016	December 31, 2015
Total assets:

Ethanol production	$523,652	$536,013
Marketing and distribution	130,689	107,069
Corporate assets	11,379	31,598
	$665,720	$674,680

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, corn, co-products, Low-Carbon Fuel Standard (“LCFS”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Included in inventory is a $1.5 million valuation adjustment as of June 30, 2016. Inventory balances consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$35,543	$31,153
LCFS credits	12,830	6,957
Raw materials	8,678	9,891
Work in progress	7,235	11,121
Other	1,642	1,698
Total	$65,928	$60,820

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2016 and 2015, the Company did not designate any of its derivatives as cash flow hedges.

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

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of June 30, 2016
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Derivative instruments	$13,299	Derivative instruments	$12,166
		$13,299		$12,166

	As of December 31, 2015
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Derivative instruments	$2,081	Derivative instruments	$1,848
		$2,081		$1,848

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2016	2015
Commodity contracts	Cost of goods sold	$(999)	$264
		$(999)	$264

		Unrealized Gains (Losses)
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2016	2015
Commodity contracts	Cost of goods sold	$1,227	$(552)
		$1,227	$(552)

		Realized Gains (Losses)
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2016	2015
Commodity contracts	Cost of goods sold	$(91)	$149
		$(91)	$149

		Unrealized Gains (Losses)
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2016	2015
Commodity contracts	Cost of goods sold	$900	$(626)
		$900	$(626)

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Kinergy operating line of credit	$62,045	$61,003
Plant term debt	155,070	162,622
	217,115	223,625
Less unamortized discount	(1,688)	(2,299)
Less unamortized debt financing costs	(386)	(462)
Less short-term portion	–	(17,003)
Long-term debt	$215,041	$203,861

Kinergy Operating Line of Credit – As of June 30, 2016, Kinergy had an available borrowing base under its credit facility of $12,955,000.

Plant Term Debt —On February 26, 2016, the Company retired the $17,003,000 outstanding balance of the Pacific Ethanol West Plants’ term debt by purchasing the lender’s position for cash at par without any prepayment penalty. The purchase increased the amount of the term debt held by Pacific Ethanol to a combined $58,766,000, which is eliminated upon consolidation. As a result, the Company has no continuing obligations to any third-party lender under the credit agreements associated with the Pacific Ethanol West Plants’ term debt.

For the three and six months ended June 30, 2016, the Pacific Ethanol Central Plants elected to defer interest payments on their term debt in the aggregate amount of $5,665,000 and $9,451,000, which was added to the outstanding term debt balance.

At June 30, 2016, there were approximately $135.2 million of net assets of the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

6.	COMMON STOCK AND WARRANTS.

Stock Incentive Plan – In June 2016, the Company’s shareholders approved the adoption of the 2016 Stock Incentive Plan to replace the expiring 2006 Stock Incentive Plan. The 2016 plan is similar to the 2006 plan and has a total of 1,150,000 shares of common stock authorized for issuance over the next ten years.

Warrant Exercises – During the three and six months ended June 30, 2015, certain holders exercised warrants and received an aggregate of 20,000 and 42,000 shares of the Company’s common stock upon payment of an aggregate of $177,000 and $368,000 in cash, respectively. There were no warrants exercised during the three and six months ended June 30, 2016.

Grants of Stock – In June 2016, the Company granted an aggregate of approximately 95,000 shares of restricted stock to non-employee members of the Company’s Board of Directors that vest on the earlier of (i) the date of the Company’s 2017 annual meeting of stockholders, or (ii) July 1, 2017, which had a grant date fair value of $5.44 per share. In June 2016, the Company granted an aggregate of 253,000 shares of restricted stock to the Company’s executive officers and other eligible employees that vest in equal amounts on each of April 1, 2017, 2018 and 2019, which had a grant date fair value of $5.44 per share.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2016, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open indexed-price ethanol sales contracts for 261,372,000 gallons as of June 30, 2016 and open fixed-price ethanol sales contracts valued at $10,501,000 as of June 30, 2016. The Company had open fixed-price co-product sales contracts valued at $38,845,000 as of June 30, 2016 and open indexed-price co-product sales contracts for 10,300 tons as of June 30, 2016. These sales contracts are scheduled to be completed throughout 2016.

Purchase Commitments – At June 30, 2016, the Company had indexed-price purchase contracts to purchase 19,802,000 gallons of ethanol and fixed-price purchase contracts to purchase $17,655,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $30,691,000 of corn from its suppliers. These purchase commitments are scheduled to be satisfied throughout 2016.

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

On February 27, 2015, Western Sugar filed a complaint in the United States District Court for the District of Colorado (Case No. 1:15-cv-00415) naming Aventine Renewable Energy, Inc. (“ARE, Inc.”), one of Aventine’s subsidiaries, as defendant. Western Sugar amended its complaint on April 21, 2015. ARE, Inc. purchased surplus sugar through a United States Department of Agriculture program. Western Sugar was one of the entities that warehoused this sugar for ARE, Inc. The suit alleges that ARE, Inc. breached its contract with Western Sugar by failing to pay certain penalty rates for the storage of its sugar or alternatively failing to pay a premium rate for storage. Western Sugar alleges that the penalty rates apply because ARE, Inc. failed to take timely delivery or otherwise cause timely shipment of the sugar. Western Sugar claims “expectation damages” in the amount of approximately $8.6 million. ARE, Inc. filed answers to Western Sugar’s complaint and amended complaint generally denying Western Sugar’s allegations and asserting various defenses. The discovery phase of the case has just concluded, and the Company has filed a motion for summary judgment, seeking a determination that Western Sugar’s claims fail as a matter of law.

The Company has evaluated the above case as well as other pending cases. The Company currently has recorded $3.3 million as a litigation contingency liability with respect to these cases for amounts that are probable and estimable.

8.	PENSION AND RETIREMENT BENEFIT PLANS.

The Company, through its acquisition of Aventine, has assumed a defined benefit pension plan (the “Pension Plan”) and a health care and life insurance plan (the “Postretirement Plan”).

The Pension Plan is noncontributory, and covers unionized employees at the Company’s Pekin, Illinois facility, who fulfill minimum age and service requirements. Benefits are based on a prescribed formula based upon the employee’s years of service. The Pension Plan, part of a collective bargaining agreement, covers only Union employees hired after November 1, 2010. The Company uses a December 31 measurement date for its Pension Plan. The Company’s funding policy is to make the minimum annual contributions that are required by applicable regulations. As of December 31, 2015, the Pension Plan’s accumulated projected benefit obligation was $16.6 million, with a fair value of plan assets of $12.6 million. The underfunded amount of $4.0 million is recorded on the Company’s consolidated balance sheet in other noncurrent liabilities. For the three months ended June 30, 2016, the Pension Plan’s net periodic expense was $29,000, comprised of $172,000 in interest cost and $56,000 in service cost, partially offset by $199,000 of expected return on plan assets.  For the six months ended June 30, 2016, the Pension Plan’s net periodic expense was $58,000, comprised of $344,000 in interest cost and $112,000 in service cost, partially offset by $398,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined collar cap based upon years of service. As of December 31, 2015, the Postretirement Plan’s accumulated projected benefit obligation was $3.6 million and is recorded on the Company’s consolidated balance sheet in other noncurrent liabilities. The Company’s funding policy is to make the minimum annual contributions that are required by applicable regulations. For the three months ended June 30, 2016, the Postretirement Plan’s net periodic expense was $47,000, comprised of $35,000 of interest cost and $12,000 of service cost.  For the six months ended June 30, 2016, the Postretirement Plan’s net periodic expense was $94,000, comprised of $70,000 of interest cost and $24,000 of service cost.

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

The Company records its warrants, issued from 2010 through 2013, at fair value using Level 3 inputs.

Warrants – The Company’s warrants are valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions.

Significant assumptions used and related fair values for the warrants as of June 30, 2016 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/3/2012	$6.09	50.7%	0.45%	1.01	19.8%	211,000	$194,000
12/13/2011	$8.43	51.9%	0.36%	0.45	13.8%	138,000	63,000
							$257,000

Significant assumptions used and related fair values for the warrants as of December 31, 2015 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/3/2012	$6.09	49.1%	0.86%	1.51	22.9%	211,000	$200,000
12/13/2011	$8.43	48.4%	0.65%	0.95	18.3%	138,000	73,000
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

The following table summarizes recurring fair value measurements by level at June 30, 2016 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	$13,299	$13,299	$–	$–
	$13,299	$13,299	$–	$–

Liabilities:
Warrants (3)	$(257)	$–	$–	$(257)
Derivative financial instruments (4)	(12,166)	(12,166)	–	–
	$(12,423)	$(12,166)	$–	$(257)

The following table summarizes recurring fair value measurements by level at December 31, 2015 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	$2,081	$2,081	$–	$–
Defined benefit plan assets (2)
(pooled separate accounts):
Large U.S. Equity	3,662	–	3,662	–
Small/Mid U.S. Equity	1,099	–	1,099	–
International Equity	1,525	–	1,525	–
Fixed Income	6,281	–	6,281	–
	$14,648	$2,081	$12,567	$–
Liabilities:
Warrants (3)	$(273)	$–	$–	$(273)
Derivative financial instruments (4)	(1,848)	(1,848)	–	–
	$(2,121)	$(1,848)	$–	$(273)

__________

(1)	Included in derivative instruments in the consolidated balance sheets.
(2)	Fair values of plan assets are determined annually and therefore are not included as of June 30, 2016. For further descriptions of these assets see the Company’s Form 10-K for the year ended December 31, 2015.
(3)	Included in warrant liabilities at fair value in the consolidated balance sheets.
(4)	Included in derivative instruments in the consolidated balance sheets.

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Balance, December 31, 2015	$273
Adjustments to fair value for the period	(16)
Balance, June 30, 2016	$257

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2016
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$5,086
Less: Preferred stock dividends	(315)
Less: Income allocated to participating securities	(71)
Basic income per share:
Income available to common stockholders	$4,700	42,191	$0.11
Add: Options	–	38
Diluted income per share:
Income available to common stockholders	$4,700	42,229	$0.11

	Three Months Ended June 30, 2015
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$1,010
Less: Preferred stock dividends	(315)
Less: Income allocated to participating securities	(18)
Basic income per share:
Income available to common stockholders	$677	24,268	$0.03
Add: Options	–	569
Diluted income per share:
Income available to common stockholders	$677	24,837	$0.03

	Six Months Ended June 30, 2016
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(8,140)
Less: Preferred stock dividends	(630)
Basic and diluted loss per share:
Loss available to common stockholders	$(8,770)	42,121	$(0.21)

	Six Months Ended June 30, 2015
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(3,370)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(3,997)	24,589	$(0.16)

There were an aggregate of 1,692,000 and 1,621,000 potentially dilutive weighted-average shares from the Company’s warrants and shares of Series B Cumulative Convertible Preferred Stock outstanding for the three and six months ended June 30, 2016, respectively. These convertible securities were not considered in calculating diluted net income (loss) per share for the six months ended June 30, 2016, as their effect would have been anti-dilutive.

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

Current Initiatives and Outlook

During the second quarter of 2016, we experienced improved crush margins, which reflect ethanol and co-product sales prices relative to production inputs such as corn and natural gas. This improved margin environment was supported by strong gasoline demand in the U.S. market, with gasoline consumption hitting record highs due in part to lower fuel prices, which promoted growth in ethanol consumption. Further, corn prices have hit near 5-year lows and the new corn crop is expected to have high yields and record ending stocks.

We remain confident in the long-term demand for ethanol and its co-products, driven by its underlying economic fundamentals as a high-octane, low-carbon renewable fuel, our ability to execute and create value, and our market position. We are on-track to market more than 800 million gallons of ethanol in 2016 from our expanded production and marketing platform.

The regulatory environment continues to support the long-term demand for renewable fuels. Low-Carbon Fuel Standards in California and Oregon require refiners to reduce the carbon intensity of their fuels in increasing amounts to 10% by 2020 in California and by 2025 in Oregon. We believe this mandate will require a significant amount of low-carbon fuel to displace gasoline in the California and Oregon fuel supplies. Currently, we receive a $0.05 per gallon premium over Midwest ethanol on each California production gallon sold into the California market. We expect to see a comparable premium for low-carbon ethanol we sell into the Oregon market. In addition, the national Renewable Fuel Standard continues to support the long-term demand for renewable fuels.

The footprint for 15% ethanol blended fuel, or E15, continues to grow, with a retailer announcing the rollout of E15 at more than 100 stores in the next three years, joining other retailers in bringing E15 to market.

We believe our production assets in two distinct markets yield significant benefits, including the ability to spread our commodity and basis price risks across diverse markets and the potential to benefit from regional pricing opportunities resulting from supply imbalances, logistical constraints and feedstock availability. This market diversity enabled us to partially mitigate the effects of the poor margin environment we experienced in the first quarter of 2016. In addition, despite lower distillers grains prices due to reduced demand from China, our diverse portfolio of high-value co-products, including corn oil which adds over $0.05 per gallon of incremental operating income, provided strong returns and helped mitigate the poor crush margin cycle experienced during the first quarter.

We have undertaken a number of plant improvement initiatives to increase operating efficiencies, enhance yields, improve carbon scores and reduce costs to better position us for sustained profitable operations. We are on schedule to implement an industrial scale membrane system at our Madera facility that separates water from ethanol during the plant’s dehydration process and begin commercial production in the third quarter. We expect this technology to increase operating efficiencies, lower production costs and reduce the carbon intensity of ethanol produced at our Madera facility. In the first quarter we began producing cellulosic ethanol at our Stockton plant and we are working with our technology provider and the Environmental Protection Agency, or EPA, to qualify this ethanol for special premiums over conventional ethanol. We are looking for additional regulatory certainty extending California’s Low-Carbon Fuel Standard beyond 2020 to support the development of additional cellulosic ethanol projects. We are also working on cogeneration technology at our Stockton plant, which we expect to complete by the end of the third quarter that will convert process waste gas and natural gas into electricity and steam, lowering air emissions and energy costs. We continue to manage our capital spending, focusing on projects that present the highest potential value. Based on market conditions and capital resources, we have reduced our capital improvements budget from $26.0 million to $15.0 million for 2016. We also may finance capital expenditures through low-cost leases to further reduce our cost of capital, better match our investment profile and the long-term value of our assets, and preserve and improve our liquidity and capital resources.

Net exports of ethanol continue to be a positive factor for the industry. U.S. exports of ethanol are on track to exceed 2015 levels, with an expectation of up to one billion gallons exported in 2016. Ethanol remains the lowest cost and cleanest source of octane to meet the growing demand for octane worldwide.

Our goals for 2016 include leveraging our diverse base of production and marketing assets to expand our share of the renewable fuels and ethanol co-product markets; continuing to implement plant improvement initiatives that generate meaningful near-term returns; pursuing opportunities to further strengthen our balance sheet by reducing our cost of capital, efficiently managing cash and improving our overall liquidity position; and further lowering the carbon intensity of our ethanol by modifying existing operations and investing in new technologies such as co-generation, anaerobic digestion and solar power generation, all of which are directed at expanding our share of the renewable fuels market and delivering long-term, profitable growth.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Variance	2016	2015	Variance
Production gallons sold (in millions)	122.5	47.5	157.9%	235.4	92.1	155.6%
Third party gallons sold (in millions)	110.7	93.2	18.8%	204.4	184.3	10.9%
Total gallons sold (in millions)	233.2	140.7	65.7%	439.8	276.4	59.1%

Average sales price per gallon	$1.72	$1.76	(2.3)%	$1.63	$1.71	(4.7)%

Corn cost per bushel – CBOT equivalent	$3.86	$3.67	5.2%	$3.76	$3.77	(0.3)%
Average basis (1)	0.23	0.95	(75.8)%	0.28	0.94	(70.2)%
Delivered cost of corn	$4.09	$4.62	(11.5)%	$4.04	$4.71	(14.2)%

Total co-product tons sold (in thousands)	686.8	372.8	84.2%	1,348.2	728.1	85.2%

Co-product revenues as % of delivered cost of corn(2)	34.2%	32.8%	4.3%	35.2%	33.3%	5.7%

Average CBOT ethanol price per gallon	$1.58	$1.58	–%	$1.49	$1.51	(1.3)%
Average CBOT corn price per bushel	$3.91	$3.66	6.8%	$3.77	$3.75	(0.5)%

_______________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent

Net sales	$422,860	$227,621	$195,239	85.8%	$765,233	$433,797	$331,436	76.4%
Cost of goods sold	405,156	221,367	183,789	83.0%	746,460	428,530	317,930	74.2%
Gross profit	$17,704	$6,254	$11,450	183.1%	$18,773	$5,267	$13,506	256.4%
Percentage of net sales	4.2%	2.7%			2.5%	1.2%

Net Sales

The increase in our net sales for the three and six months ended June 30, 2016 as compared to the same periods in 2015 was due to an increase in our total gallons and co-products sold, partially offset by a decrease in our average sales price per gallon. We increased both production and third party gallons sold, and our volume of co-products sold, for the three and six months ended June 30, 2016 as compared to the same period in 2015. The increases in volumes of our production gallons and co-products sold are primarily due to additional volumes from our new Pacific Ethanol Central plants in the Midwest. In addition, we expanded our customer base and our sales to a larger national footprint with the addition of regions we cover with our Midwest plants.

Three Months Ended June 30, 2016

On a consolidated basis, our average sales price per gallon decreased 2.3% to $1.72 for the three months ended June 30, 2016 compared to our average sales price per gallon of $1.76 for the same period in 2015. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, remained flat at $1.58 for the three months ended June 30, 2016 as compared to the average CBOT ethanol price per gallon for the same period in 2015.

Production Segment

Net sales of ethanol from our production segment increased by $122.7 million, or 147%, to $206.3 million for the three months ended June 30, 2016 as compared to $83.6 million for the same period in 2015. Our total volume of production ethanol gallons sold increased by 75.0 million gallons, or 158%, to 122.5 million gallons for the three months ended June 30, 2016 as compared to 47.5 million gallons for the same period in 2015. Our production segment’s average sales price per gallon decreased 5.1% to $1.67 for the three months ended June 30, 2016 compared to our production segment’s average sales price per gallon of $1.76 for the same period in 2015. Of the additional 75.0 million gallons of ethanol sold in the three months ended June 30, 2016, an aggregate of 76.5 million gallons were attributable to production at our Midwestern plants which we acquired on July 1, 2015, slightly offset by 1.5 million fewer gallons produced at our Western plants. At our average sales price per gallon of $1.67 for the three months ended June 30, 2016, we generated $125.2 million in additional net sales from our production segment from the 75.0 million additional gallons of produced ethanol sold in the three months ended June 30, 2016 as compared to the same period in 2015. The decline of $0.09 in our average sales price per gallon for the three months ended June 30, 2016 as compared to the same period in 2015 reduced our net sales of ethanol from our production segment by $2.5 million.

Net sales of co-products increased $39.2 million, or 156%, to $64.3 million for the three months ended June 30, 2016 as compared to $25.1 million for the same period in 2015. Our total volume of co-products sold increased by 0.3 million tons, or 75%, to 0.7 million tons for three months ended June 30, 2016 from 0.4 million tons for the same period in 2015. At our average sales price per ton of $88.41 for the three months ended June 30, 2016, we generated $27.8 million in additional net sales from the 0.3 million additional tons of co-products sold in the three months ended June 30, 2016 as compared to the same period in 2015. In addition, the increase of $22.37, or 34%, in our average sales price per ton for the three months ended June 30, 2016 as compared to the same period in 2015 increased net sales of co-products by $11.4 million.

Marketing Segment

Net sales of ethanol from our marketing segment increased by $31.3 million, or 27%, to $148.3 million for the three months ended June 30, 2016 as compared to $117.0 million for the same period in 2015. Our total volume of ethanol gallons sold by our marketing segment increased by 92.5 million gallons, or 66%, to 233.2 million gallons for the three months ended June 30, 2016 as compared to 140.7 million gallons for the same period in 2015. Our additional production gallons sold accounted for 75.0 million gallons of this increase, as noted above, and our additional third-party gallons sold accounted for 17.5 million gallons of this increase.

The increase in production gallons sold by our marketing segment contributed an additional $1.3 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon remained flat at $1.77 for the three months ended June 30, 2016 compared to the same period in 2015. At our average sales price per gallon of $1.77 for the three months ended June 30, 2016, we generated $30.8 million in additional net sales from our marketing segment from the 17.5 million gallons in additional third-party ethanol sold in the three months ended June 30, 2016 as compared to the same period in 2015.

Six Months Ended June 30, 2016

On a consolidated basis, our average sales price per gallon decreased 4.7% to $1.63 for the six months ended June 30, 2016 compared to our average sales price per gallon of $1.71 for the same period in 2015. The average CBOT ethanol price per gallon declined 1.3% to $1.49 for the six months ended June 30, 2016 compared to an average CBOT ethanol price per gallon of $1.51 for the same period in 2015.

Production Segment

Net sales of ethanol from our production segment increased by $216.8 million, or 138%, to $373.7 million for the six months ended June 30, 2016 as compared to $156.9 million for the same period in 2015. Our total volume of production ethanol gallons sold increased by 143.3 million gallons, or 156%, to 235.4 million gallons for the six months ended June 30, 2016 as compared to 92.1 million gallons for the same period in 2015. Our production segment’s average sales price per gallon decreased 7.1% to $1.58 for the six months ended June 30, 2016 compared to our production segment’s average sales price per gallon of $1.70 for the same period in 2015. Of the additional 143.3 million gallons of ethanol sold in the six months ended June 30, 2016, an aggregate of 147.2 million gallons were attributable to production at our Midwestern plants which we acquired on July 1, 2015, slightly offset by 3.9 million fewer gallons produced at our Western plants. At our average sales price per gallon of $1.58 for the six months ended June 30, 2016, we generated $226.4 million in additional net sales from our production segment from the 143.3 million additional gallons of produced ethanol sold in the six months ended June 30, 2016 as compared to the same period in 2015. The decline of $0.12 in our average sales price per gallon for the six months ended June 30, 2016 as compared to the same period in 2015 reduced our net sales of ethanol from our production segment by $9.6 million.

Net sales of co-products increased $74.3 million, or 147%, to $124.9 million for the six months ended June 30, 2016 as compared to $50.6 million for the same period in 2015. Our total volume of co-products sold increased by 0.6 million tons, or 85%, to 1.3 million tons for six months ended June 30, 2016 from 0.7 million tons for the same period in 2015. At our average sales price per ton of $87.87 for the six months ended June 30, 2016, we generated $54.5 million in additional net sales from the 0.6 million additional tons of co-products sold in the six months ended June 30, 2016 as compared to the same period in 2015. In addition, the increase of $20.16, or 30%, in our average sales price per ton for the six months ended June 30, 2016 as compared to the same period in 2015 increased net sales of co-products by $19.8 million.

Marketing Segment

Net sales of ethanol from our marketing segment increased by $35.6 million, or 16%, to $258.1 million for the six months ended June 30, 2016 as compared to $222.5 million for the same period in 2015. Our total volume of ethanol gallons sold by our marketing segment increased by 163.4 million gallons, or 59%, to 439.9 million gallons for the six months ended June 30, 2016 as compared to 276.5 million gallons for the same period in 2015. Our additional production gallons sold accounted for 143.3 million gallons of this increase, as noted above, and our additional third-party gallons sold accounted for 20.1 million gallons of this increase, slightly offset by a decline of 2.0 million agent gallons.

The increase in production gallons sold by our marketing segment contributed an additional $2.2 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon decreased 0.6% to $1.70 for the six months ended June 30, 2016 compared to $1.71 for the same period in 2015. At our average sales price per gallon of $1.70 for the six months ended June 30, 2016, we generated $37.4 million in additional net sales from our marketing segment from the 20.1 million gallons in additional third-party ethanol sold in the six months ended June 30, 2016 as compared to the same period in 2015. However, the decline of $0.01 in our average sales price per gallon for the six months ended June 30, 2016 as compared to the same period in 2015 reduced our net sales from third party ethanol sold by our marketing segment by $1.8 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit increased primarily due to higher commodity margins in the three and six months ended June 30, 2016 compared to the same periods in 2015.

Three Months Ended June 30, 2016

Our consolidated gross profit increased to $17.7 million for the three months ended June 30, 2016 as compared to $6.3 million for the same period in 2015, representing a gross margin of 4.2% for the three months ended June 30, 2016 as compared to 2.7% for the same period in 2015.

Production Segment

Our production segment increased our consolidated gross profit by $8.6 million for the three months ended June 30, 2016 as compared to the same period in 2015. Of this amount, $8.5 million is attributable to the 75.0 million gallon increase in production volumes sold in the three months ended June 30, 2016 as compared to the same period in 2015 and $0.1 million in higher gross profit is attributed to higher production margins in the three months ended June 30, 2016 as compared to the same period in 2015.

Marketing Segment

Our marketing segment increased our consolidated gross profit by $2.8 million for the three months ended June 30, 2016 as compared to the same period in 2015. Of this amount, $0.8 million is attributable to additional gross profit from the 17.5 million gallon increase in third-party marketing volumes in the three months ended June 30, 2016 as compared to the same period in 2015 and $2.0 million in higher gross profit is attributable to our higher margins per gallon for the three months ended June 30, 2016 as compared to the same period in 2015.

Six Months Ended June 30, 2016

Our consolidated gross profit increased to $18.8 million for the six months ended June 30, 2016 as compared to $5.3 million for the same period in 2015, representing a gross margin of 2.5% for the six months ended June 30, 2016 as compared to 1.2% for the same period in 2015.

Production Segment

Our production segment increased our consolidated gross profit by $5.0 million for the six months ended June 30, 2016 as compared to the same period in 2015. Of this amount, $6.0 million is attributable to the 143.3 million gallon increase in production volumes sold in the six months ended June 30, 2016 as compared to the same period in 2015, partially offset by $1.0 million in lower gross profit attributed to slightly lower production margins in the six months ended June 30, 2016 as compared to the same period in 2015.

Marketing Segment

Our marketing segment increased our consolidated gross profit by $8.5 million for the six months ended June 30, 2016 as compared to the same period in 2015. Of this amount, $1.3 million is attributable to additional gross profit from the 20.1 million gallon increase in third-party marketing volumes in the six months ended June 30, 2016 as compared to the same period in 2015 and $7.2 million in higher gross profit is attributable to our higher margins per gallon for the six months ended June 30, 2016 as compared to the same period in 2015.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Selling, general and administrative expenses	$6,148	$3,993	$2,155	54.0%	$14,465	$8,898	$5,567	62.6%
Percentage of net sales	1.5%	1.8%			1.9%	2.1%

Our SG&A expenses increased $2.1 million to $6.1 million for the three months ended June 30, 2016 as compared to $4.0 million for the same period in 2015, however, SG&A expenses decreased as a percentage of net sales for the three months ended June 30, 2016 as compared to the same period in 2015. The increase in SG&A expenses is primarily due to the addition of our Pacific Ethanol Central operations, which were not included in the prior period results as the Aventine acquisition occurred on July 1, 2015. SG&A expenses were lower than our prior guidance of $7.5 million in part due to lower professional fees.

Our SG&A expenses increased $5.6 million to $14.5 million for the six months ended June 30, 2016 as compared to $8.9 million for the same period in 2015. The increase in SG&A expenses is primarily due to the addition of our Pacific Ethanol Central operations.

At current levels of operation, we expect our SG&A expenses will be approximately $7.0 million to $7.5 million per quarter through the end of 2016. In addition, we expect our capital expenditures to average $7.5 million per quarter through 2016.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Interest expense, net	$6,536	$1,005	$5,531	550.3%	$12,769	$2,020	$10,749	532.1%
Percentage of net sales	1.5%	0.4%			1.7%	0.5%

Interest expense, net increased by $5.5 million to $6.5 million for the three months ended June 30, 2016 from $1.0 million for the same period in 2015. Interest expense, net increased by $10.8 million to $12.8 million for the six months ended June 30, 2016 from $2.0 million for the same period in 2015. The increase in interest expense, net for these periods is primarily related to the Pacific Ethanol Central plants’ term debt that we assumed, on a consolidated basis, in connection with the Aventine acquisition.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Provision (benefit) for income taxes	$(245)	$530	$775	NM	$(245)	$(2,170)	$1,925	(88.7)%
Percentage of net sales	(0.1)%	0.2%			-%	0.5%

For the six months ended June 30, 2016, we recorded a net loss on both a book and tax basis, and as such did not record a tax provision or benefit due to the uncertainty of utilizing the losses for 2016. In addition, we finalized our tax returns resulting in a tax benefit of $0.2 million for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, we recorded a provision for income taxes of $0.5 million and a benefit of $2.2 million, respectively, at an estimated effective tax rate of 33.5% and 38.6%, respectively.

Net Income (Loss) Available to Common Stockholders

The following table presents our net income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2016	2015	Dollars	Percent	2015	2015	Dollars	Percent
Net income (loss) available to common stockholders	$4,700	$677	$4,023	594.2%	$(8,770)	$(3,997)	$(4,773)	119.4%
Percentage of net sales	1.1%	0.3%			(1.1)%	(0.9)%

The increase in net income available to common stockholders for three months ended June 30, 2016, as compared to 2015, is due to improved operating and commodity margins. The increase in the net loss available to common stockholders for the six months ended June 30, 2016 as compare to 2015, was due to increased SG&A expenses and interest expense in 2016.

Liquidity and Capital Resources

During the six months ended June 30, 2016, we funded our operations primarily from cash on hand, cash flow from operations, proceeds from cash collateralized letters of credit and proceeds from tax refunds. These funds were also used to make capital expenditures, capital lease payments and payments to fully extinguish our term loan balance associated with the Pacific Ethanol West plants.

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

	June 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$31,673	$52,712	(40.0)%
Current assets	$203,334	$197,942	2.7%
Current liabilities	$65,451	$72,909	(10.2)%
Long-term debt, net of current portion	$215,041	$203,861	5.5%
Working capital	$137,883	$125,033	10.3%
Working capital ratio	3.11	2.71	14.8%

Restricted Net Assets

At June 30, 2016, we had approximately $135.2 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Change in Working Capital and Cash Flows

Working capital increased to $137.9 million at June 30, 2016 from $125.0 million at December 31, 2015 as a result of an increase of $5.4 million in current assets and a decrease of $7.5 million in current liabilities.

Current assets increased primarily due to an increase of $10.6 million in accounts receivable, $5.1 million in inventory, $4.3 million in prepaid inventory and $11.2 million in derivative assets, all resulting primarily from our additional Pacific Ethanol Central operations, partially offset by decreases of $21.0 million in cash and cash equivalents and $4.5 million in income tax receivables.

Our cash and cash equivalents declined by $21.0 million at June 30, 2016 as compared to December 31, 2015 due to $3.5 million of cash used in our investing activities and $18.6 million of cash used in our financing activities, partially offset by cash flows from operations of $1.1 million, as discussed below.

Our current liabilities decreased primarily due to a decrease of $17.0 million in current portion of long-term debt as we extinguished our Pacific Ethanol West plant debt and a decrease of $1.6 million in accounts payable and accrued liabilities, partially offset by an increase of $10.3 million in derivative liabilities due to increased open derivative positions at the end of the quarter.

Cash Provided by our Operating Activities

Cash provided by our operating activities decreased by $10.3 million for the six months ended June 30, 2016 as compared to the same period in 2015. The decrease in cash provided by our operating activities is primarily due to a higher net loss caused by reduced margins in the first quarter of 2016 resulting from lower ethanol prices. Additional factors that contributed to the decrease in cash provided by our operating activities include:

•	an increase in accounts receivable of $16.9 million primarily due to higher sales volumes attributable to our new Pacific Ethanol Central operations; and

•	an increase in inventory and prepaid inventory of $12.7 million primarily due to higher sales volumes attributable to our new Pacific Ethanol Central operations.

These amounts were partially offset by:

•	an increase in depreciation and amortization of $10.9 million due to additional assets subject to depreciation and amortization from our acquisition of Aventine;

•	a decrease in prepaid expenses and other assets of $6.4 million primarily due to income tax refunds; and

•	interest expense added to term debt of $9.5 million.

Cash used in our Investing Activities

Cash used in our investing activities improved by $8.7 million for the six months ended June 30, 2016 as compared to the same period in 2015. The improvement in cash used in our investing activities is primarily due to lower spending on capital projects and proceeds from cash collateralized letters of credit.

Cash used in our Financing Activities

Cash used in our financing activities increased by $6.6 million for the six months ended June 30, 2016 as compared to the same period in 2015. The increase in cash used in our financing activities is primarily due to a $17.0 million principal payment on our term debt associated with the Pacific Ethanol West plants, which was partially offset by a decline of $10.0 million in payments on Kinergy’s line of credit.

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

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Years Ended December 31,
	2016	2015	2015	2014

Fixed Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	16.00	10.27	10.02	17.66
Excess	14.00	8.27	8.02	15.66

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2016, Kinergy had an outstanding balance of $62.0 million and an available borrowing base under the credit facility of $75.0 million, representing $13.0 million of excess availability under the credit facility.

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

As of June 30, 2016, the term loan facility for the Pacific Ethanol Central plants had an outstanding balance of approximately $155.1 million. Interest on the term loan facility accrues and may be paid in cash at a rate of 10.5% per annum or may be paid in-kind at a rate of 15.0% per annum by adding the interest to the outstanding principal balance. If we elect to pay interest in-kind, the interest is capitalized at the end of each quarter. For the three and six months ended June 30, 2016, we elected to defer interest payments on the term debt in the aggregate amount of $5.7 million and $9.5 million, respectively, which was added to the outstanding loan balance. The term loan facility matures on September 24, 2017. The term loan facility is secured through a first-priority lien on substantially all of Aventine’s assets and contains customary financial covenants, and a requirement that Aventine maintain a cash balance of at least $2.0 million.

We continue to evaluate and pursue opportunities to refinance the term debt for the Pacific Ethanol Central plants.

Contractual Obligations

There have been no material changes in the six months ended June 30, 2016 to the amounts presented in the table under the “Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2015.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2016 and 2015.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $0.1 million and gains of $0.1 million related to settled non-designated hedges as the change in the fair values of these contracts for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of June 30, 2016, which may differ materially from actual results, are as follows (in millions):

Commodity	Six Months Ended June 30, 2016 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	439.80	Gallons	$38.6
Corn	84.1	Bushels	$34.0

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At June 30, 2016, all of our long-term debt of $217.1 million was variable-rate in nature. Based on a 100 basis point (1.00%) change in the interest rate on our long-term debt, pre-tax income for the six months ended June 30, 2016 would be negatively impacted by approximately $1.1 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

On February 27, 2015, Western Sugar filed a complaint in the United States District Court for the District of Colorado (Case No. 1:15-cv-00415) naming Aventine Renewable Energy, Inc. (“ARE, Inc.”), one of Aventine’s subsidiaries, as defendant. Western Sugar amended its complaint on April 21, 2015. ARE, Inc. purchased surplus sugar through a United States Department of Agriculture program. Western Sugar was one of the entities that warehoused this sugar for ARE, Inc. The suit alleges that ARE, Inc. breached its contract with Western Sugar by failing to pay certain penalty rates for the storage of its sugar or alternatively failing to pay a premium rate for storage. Western Sugar alleges that the penalty rates apply because ARE, Inc. failed to take timely delivery or otherwise cause timely shipment of the sugar. Western Sugar claims “expectation damages” in the amount of approximately $8.6 million. ARE, Inc. filed answers to Western Sugar’s complaint and amended complaint generally denying Western Sugar’s allegations and asserting various defenses. The discovery phase of the case has just concluded, and we have filed a motion for summary judgment, seeking a determination that Western Sugar’s claims fail as a matter of law.

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

We have incurred significant losses and negative operating cash flow in the past. For the six months ended June 30, 2016 and 2015, we incurred consolidated net losses of $8.1 million and $3.5 million, respectively. For the year ended December 31, 2015, we incurred consolidated net losses of approximately $18.9 million and incurred negative operating cash flow of $26.8 million. For 2013 and 2012, we incurred consolidated net losses of $1.2 million and $43.4 million, respectively, and in 2012 incurred negative operating cash flow of $20.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand and cash, if any, generated from our operations and from future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $1.31 to $1.74 per gallon during the first six months of 2016, $1.31 to $1.69 per gallon during 2015 and $1.50 to $3.52 per gallon during 2014. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	fluctuations in the market prices of ethanol and its co-products;

•	the cost of key inputs to the production of ethanol, including corn and natural gas;

•	the volume and timing of the receipt of orders for ethanol from major customers;

•	competitive pricing pressures;

•	our ability to timely and cost-effectively produce, sell and deliver ethanol;

•	the announcement, introduction and market acceptance of one or more alternatives to ethanol;

•	losses resulting from adjustments to the fair values of our outstanding warrants to purchase our common stock;

•	changes in market valuations of companies similar to us;

•	stock market price and volume fluctuations generally;

•	the possibility that the anticipated benefits from our acquisition of Aventine cannot be fully realized in a timely manner or at all;

•	regulatory developments or increased enforcement;

•	fluctuations in our quarterly or annual operating results;

•	additions or departures of key personnel;

•	our inability to obtain any necessary financing;

•	our financing activities and future sales of our common stock or other securities; and

•	our ability to maintain contracts that are critical to our operations.

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

Upon the conversion or exercise of our outstanding derivative securities, if the resulting shares of common stock are resold into the market, or if a perception exists that a substantial number of shares may be issued and then resold into the market, the market price of our common stock and the value of your investment could decline significantly.

We have preferred stock, non-voting common stock and warrants outstanding that may be converted into or exercised for shares of our common stock. Sales of a substantial number of shares of our common stock underlying these derivative securities, or even the perception that these sales could occur, could adversely affect the market price of our common stock. As a result, you could experience a significant decline in the value of your investment.

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

For each of the three months ended June 30, 2016 and 2015, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

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

PACIFIC ETHANOL, INC.

Dated:August 5, 2016	By:	/S/ BRYON T. MCGREGOR
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

