Form 10-Q
period 2016-09-30
Pacific Ethanol, Inc.
filed 2016-11-08
CIK 778164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated filer | X|
Non-accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | _|No |X|

As of November 8, 2016, there were 39,634,084 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 3,540,132 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
ASSETS	2016	2015
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$40,639	$52,712
Accounts receivable, net (net of allowance for doubtful accounts of $350 and $25, respectively)	68,824	61,346
Inventories	64,988	60,820
Prepaid inventory	7,630	5,973
Income tax receivables	6,114	10,654
Derivative instruments	3,242	2,081
Other current assets	5,781	4,356
Total current assets	197,218	197,942
Property and equipment, net	452,478	464,960

Other Assets:
Intangible assets, net	2,678	2,678
Other assets	4,752	9,100
Total other assets	7,430	11,778

Total Assets	$657,126	$674,680

_______________

*       Amounts derived from the audited consolidated financial statements for the year ended December 31, 2015.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value and shares)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$26,790	$30,520
Accrued liabilities	15,107	10,072
Current portion – capital leases	4,525	4,248
Current portion – long-term debt	153,701	17,003
Derivative instruments	3,492	1,848
Accrued PE Op Co. purchase	3,828	3,828
Other current liabilities	5,656	5,390
Total current liabilities	213,099	72,909

Long-term debt, net of current portion	63,552	203,861
Capital leases, net of current portion	754	4,183
Warrant liabilities at fair value	326	273
Deferred tax liabilities	1,174	1,174
Other liabilities	17,739	20,736
Total Liabilities	296,644	303,136

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A: 1,684,375 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015; Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of September 30, 2016 and December 31, 2015; liquidation preference of $18,075 as of September 30, 2016	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 39,634,084 and 38,974,972 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	40	39
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 3,540,132 shares issued and outstanding as of September 30, 2016 and December 31, 2015	4	4
Additional paid-in capital	904,387	902,843
Accumulated other comprehensive income	1,040	1,040
Accumulated deficit	(544,990)	(532,383)
Total Stockholders’ Equity	360,482	371,544
Total Liabilities and Stockholders’ Equity	$657,126	$674,680
_______________

* Amounts derived from the audited consolidated financial statements for the year ended December 31, 2015.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$417,806	$380,622	$1,183,039	$814,419
Cost of goods sold	411,442	388,002	1,157,902	816,532
Gross profit (loss)	6,364	(7,380)	25,137	(2,113)
Selling, general and administrative expenses	5,971	7,446	20,436	16,344
Income (loss) from operations	393	(14,826)	4,701	(18,457)
Fair value adjustments	(69)	1,202	(53)	1,413
Interest expense, net	(3,874)	(5,167)	(16,643)	(7,187)
Other income, net	32	203	92	16
Loss before provision (benefit) for income taxes	(3,518)	(18,588)	(11,903)	(24,215)
Provision (benefit) for income taxes	–	(3,925)	(245)	(6,095)
Consolidated net loss	(3,518)	(14,663)	(11,658)	(18,120)
Net loss attributed to noncontrolling interests	–	–	–	87
Net loss attributed to Pacific Ethanol, Inc.	$(3,518)	$(14,663)	$(11,658)	$(18,033)
Preferred stock dividends	$(319)	$(319)	$(949)	$(946)
Net loss available to common stockholders	$(3,837)	$(14,982)	$(12,607)	$(18,979)
Net loss per share, basic and diluted	$(0.09)	$(0.36)	$(0.30)	$(0.63)
Weighted-average shares outstanding, basic and diluted	42,226	41,861	42,156	30,170

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Consolidated net loss	$(11,658)	$(18,120)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	26,526	15,103
Interest expense added to term debt	9,451	–
Deferred income taxes	–	(120)
Fair value adjustments	53	(1,413)
Amortization of debt discount	930	383
Amortization of deferred financing fees	97	178
Non-cash compensation	1,888	1,465
Loss (gain) on derivative instruments	(1,669)	1,552
Bad debt expense (recoveries)	325	(357)
Changes in operating assets and liabilities:
Accounts receivable	(7,803)	(5,980)
Inventories	(4,168)	(205)
Prepaid expenses and other assets	5,503	(1,399)
Prepaid inventory	(1,657)	495
Accounts payable and accrued expenses	(2,789)	(9,020)
Net cash provided by (used in) operating activities	15,029	(17,438)
Investing Activities:
Additions to property and equipment	(14,045)	(17,680)
Net cash from Aventine acquisition	–	18,756
Proceeds from (purchases of) cash collateralized letters of credit	4,113	(4,574)
Net cash used in investing activities	(9,932)	(3,498)
Financing Activities:
Net proceeds from Kinergy’s line of credit	2,913	29,718
Proceeds from assessment financing	1,020	–
Principal payments on borrowings	(17,003)	(13,833)
Payments on capital leases	(3,151)	(3,399)
Proceeds from exercise of warrants	–	368
Preferred stock dividends paid	(949)	(946)
Net cash provided by (used in) financing activities	(17,170)	11,908
Net decrease in cash and cash equivalents	(12,073)	(9,028)
Cash and cash equivalents at beginning of period	52,712	62,084
Cash and cash equivalents at end of period	$40,639	$53,056

Supplemental Cash Flow Information:
Interest paid	$7,256	$6,043
Income tax refunds received	$4,784	$–
Noncash financing and investing activities:
Reclass of warrant liability to equity upon warrant exercises	$–	$72
Reclass of noncontrolling interests to APIC upon acquisitions of ownership positions in PE Op Co.	$–	$560
Accrued payment for ownership positions in PE Op Co.	$–	$3,828

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

The Company’s acquisition of Aventine Renewable Energy Holdings, Inc. (now, Pacific Ethanol Central, LLC, a Delaware limited liability company, “Aventine”) was consummated on July 1, 2015, and as a result, the Company’s accompanying consolidated financial statements do not include the results of Aventine for the six months ended June 30, 2015.

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

Of the accounts receivable balance, approximately $54,966,000 and $42,049,000 at September 30, 2016 and December 31, 2015, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $350,000 and $25,000 as of September 30, 2016 and December 31, 2015, respectively. The Company recorded a bad debt expense of $39,000 and $325,000 for the three and nine months ended September 30, 2016, respectively, and bad debt recoveries of $360,000 and $357,000 for the three and nine months ended September 30, 2015, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Provision for Income Taxes – The Company recognized a tax benefit of $0 and $0.2 million for the three and nine months ended September 30, 2016, as the Company has finalized certain of its tax returns. The Company recognized a benefit of $3.9 million and $6.1 million for the three and nine months ended September 30, 2015, respectively, related to losses incurred in 2015 that were carried back to a prior taxable year. For the three and nine months ended September 30, 2016, the Company applied a valuation allowance against the amount of deferred tax losses from the periods. To the extent the Company believes it can utilize these losses, it will adjust its provision (benefit) for income taxes accordingly in future periods.

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

In April 2015, the FASB issued new guidance on presentation of debt issuance costs. Historically, entities have presented debt issuance costs as an asset. Under the new guidance, effective for fiscal years beginning after December 31, 2015, debt issuance costs have been reclassified as a deduction to the carrying amount of the related debt balance. The guidance does not change any of the Company’s other debt recognition or disclosure. On January 1, 2016, the Company adopted this guidance for all periods presented on the consolidated balance sheets. The impact of the adoption was a reclassification of other assets to long-term debt, net of current portion of $364,000 and $462,000 as of September 30, 2016 and December 31, 2015, respectively.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Sales
Ethanol Production:
Net sales to external customers	$266,299	$248,158	$767,171	$456,114
Intersegment net sales	306	251	829	336
Total production segment net sales	266,605	248,409	768,000	456,450

Marketing and distribution:
Net sales to external customers	151,507	132,464	415,868	358,304
Intersegment net sales	2,018	1,792	5,861	3,364
Total marketing and distribution net sales	153,525	134,256	421,729	361,668
Intersegment eliminations	(2,324)	(2,043)	(6,690)	(3,699)
Net sales as reported	$417,806	$380,622	$1,183,039	$814,419

Cost of goods sold:
Ethanol production	$262,964	$261,069	$759,210	$468,229
Marketing and distribution	153,406	130,756	412,225	357,337
Intersegment eliminations	(4,928)	(3,823)	(13,533)	(9,034)
Cost of goods sold as reported	$411,442	$388,002	$1,157,902	$816,532

Income (loss) before provision for income taxes:
Ethanol production	$(2,903)	$(22,154)	$(19,171)	$(26,352)
Marketing and distribution	(1,524)	1,970	4,654	(161)
Corporate activities	909	1,596	2,614	2,298
	$(3,518)	$(18,588)	$(11,903)	$(24,215)
Depreciation and amortization:
Ethanol production	$8,631	$8,195	$25,839	$14,585
Marketing and distribution	–	5	3	147
Corporate activities	226	155	684	371
	$8,857	$8,355	$26,526	$15,103

Interest expense:
Ethanol production	$3,521	$4,987	$15,600	$6,831
Marketing and distribution	353	180	1,043	356
Corporate activities	–	–	–	–
	$3,874	$5,167	$16,643	$7,187

The following table sets forth the Company’s total assets by operating segment (in thousands):

	September 30, 2016	December 31, 2015
Total assets:
Ethanol production	$512,285	$536,013
Marketing and distribution	128,895	107,069
Corporate assets	15,946	31,598
	$657,126	$674,680

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, corn, co-products, Low-Carbon Fuel Standard (“LCFS”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis.

Inventory balances consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$35,410	$31,153
LCFS credits	11,532	6,957
Raw materials	9,848	9,891
Work in progress	6,481	11,121
Other	1,717	1,698
Total	$64,988	$60,820

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2016 and 2015, the Company did not designate any of its derivatives as cash flow hedges.

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

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of September 30, 2016
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Derivative instruments	$3,242	Derivative instruments	$3,492
		$3,242		$3,492

	As of December 31, 2015
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Derivative instruments	$2,081	Derivative instruments	$1,848
		$2,081		$1,848

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2016	2015
Commodity contracts	Cost of goods sold	$2,242	$(251)
		$2,242	$(251)

		Unrealized Losses
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2016	2015
Commodity contracts	Cost of goods sold	$(1,383)	$(824)
		$(1,383)	$(824)

		Realized Gains (Losses)
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2016	2015
Commodity contracts	Cost of goods sold	$2,152	$(101)
		$2,152	$(101)

		Unrealized Losses
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2016	2015
Commodity contracts	Cost of goods sold	$(483)	$(1,451)
		$(483)	$(1,451)

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Kinergy operating line of credit	$63,916	$61,003
Plant term debt	155,070	162,622
	218,986	223,625
Less unamortized discount	(1,369)	(2,299)
Less unamortized debt financing costs	(364)	(462)
Less short-term portion	(153,701)	(17,003)
Long-term debt	$63,552	$203,861

Kinergy Operating Line of Credit – As of September 30, 2016, Kinergy had an available borrowing base under its credit facility of $11,084,000.

Plant Term Debt — As of September 30, 2016, the term loan facility for the Pacific Ethanol Central Plants had an outstanding balance of approximately $155.1 million. Interest on the term loan facility accrues and may be paid in cash at a rate of 10.5% per annum or may be paid in-kind at a rate of 15.0% per annum by adding the interest to the outstanding principal balance. For the three months ended September 30, 2016, the Company elected to pay cash. For the nine months ended September 30, 2016, the Company elected to defer interest payments on the term debt in the aggregate amount of $9.5 million, which was added to the outstanding loan balance.

The term loan facility matures on September 24, 2017, and as such the Company has reclassified the outstanding balance to current liabilities. The Company is currently pursuing alternatives to refinance the term debt.

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

At September 30, 2016, there were approximately $127.9 million of net assets of the Company’s subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Capitalized Interest — For the three and nine months ended September 30, 2016, the Company capitalized interest of $1.1 million related to its capital project activity. Of this amount, approximately $0.6 million related to project activity in the prior year, which the Company considered to be immaterial; therefore, this amount was corrected on a cumulative basis in the current period.

6.	COMMON STOCK AND WARRANTS.

Stock Incentive Plan – In June 2016, the Company’s shareholders approved the adoption of the 2016 Stock Incentive Plan to replace the expiring 2006 Stock Incentive Plan. The 2016 plan is similar to the 2006 plan and has a total of 1,150,000 shares of common stock authorized for issuance over the next ten years.

Warrant Exercises – During the nine months ended September 30, 2015, certain holders exercised warrants and received an aggregate of 42,000 shares of the Company’s common stock upon payment of an aggregate of $368,000 in cash. There were no warrants exercised during the three months ended September 30, 2015 and for the three and nine months ended September 30, 2016.

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

Sales Commitments – At September 30, 2016, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open indexed-price ethanol sales contracts for 236,324,000 gallons as of September 30, 2016 and open fixed-price ethanol sales contracts valued at $9,540,000 as of September 30, 2016. The Company had open fixed-price co-product sales contracts valued at $30,797,000 as of September 30, 2016 and open indexed-price co-product sales contracts for 142,000 tons as of September 30, 2016. These sales contracts are scheduled to be completed throughout 2017.

Purchase Commitments – At September 30, 2016, the Company had indexed-price purchase contracts to purchase 20,670,000 gallons of ethanol and fixed-price purchase contracts to purchase $10,536,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $32,022,000 of corn from its suppliers. These purchase commitments are scheduled to be satisfied throughout 2016. In addition, in September 2016, the Company signed an agreement to finance and construct a 5 megawatt solar project at its Madera facility. The amount financed is up to $10.0 million, to be amortized over twenty years as part of the facility’s property tax assessments. As of September 30, 2016, the Company had incurred $1.1 million in project costs, which is recorded in other liabilities in the accompanying balance sheet.

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

The Company has evaluated all outstanding cases, including the following pending cases, and has recorded an aggregate of $3.3 million as a litigation contingency liability with respect to its outstanding cases for amounts that are probable and estimable.

Western Sugar Cooperative

Pacific Ethanol, Inc., through a subsidiary acquired in its acquisition of Aventine, became involved in a pending lawsuit with Western Sugar Cooperative (“Western Sugar”) that pre-dated the Aventine acquisition.

On February 27, 2015, Western Sugar filed a complaint in the United States District Court for the District of Colorado (Case No. 1:15-cv-00415) naming Aventine Renewable Energy, Inc. (“ARE, Inc.”), one of Aventine’s subsidiaries, as defendant. Western Sugar amended its complaint on April 21, 2015. ARE, Inc. purchased surplus sugar through a United States Department of Agriculture (“USDA”) program. Western Sugar was one of the entities that warehoused this sugar for ARE, Inc. The suit alleges that ARE, Inc. breached a contract with Western Sugar by failing to pay increased rates that it demanded for the storage of ARE, Inc.’s sugar, or alternatively is due additional payment under Western Sugar’s equitable claims. Western Sugar alleges that its higher rates apply because ARE, Inc. failed to timely order the sugar for immediate delivery, thereby allowing Western Sugar to set its own storage rates and avoid the lower USDA contract rate that ARE, Inc. paid. Western Sugar claims damages in the amount of approximately $8.6 million. ARE, Inc. filed answers to Western Sugar’s complaint and amended the complaint generally denying Western Sugar’s allegations and asserting various defenses, including that ARE Inc. never entered into a storage contract with Western Sugar, that ARE, Inc. paid the rate that Western Sugar was due under the governing USDA contract documents, or alternatively that ARE, Inc. paid a reasonable rate and that Western Sugar’s claimed rates constitute an impermissible penalty. The Company filed a motion for summary judgment seeking a determination that Western Sugar’s four claims fail as a matter of law. The court granted the motion in part and dismissed one claim, while finding that disputed factual matters remain for trial on Western Sugar’s other three claims. A trial date has not yet been scheduled, but is expected in the first half of 2017.

GS CleanTech Corporation

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

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two Company subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC (“PE Magic Valley”). The claims were similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases were transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against Pacific Ethanol, Inc. was pending. Although PE Stockton and PE Magic Valley do separate and market corn oil, Pacific Ethanol, Inc., PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. In a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for Pacific Ethanol, Inc., PE Stockton and PE Magic Valley finding that all of the GS CleanTech patents in the suit are invalid and, therefore, not infringed. GS CleanTech said it would appeal this decision when the remaining claim in the suit has been decided. The only remaining claim alleged that GS CleanTech inequitably conducted itself before the United States Patent and Trademark Office when obtaining the patents at issue.

A trial in the District Court for the Southern District of Indiana was conducted in October 2015 on that single issue as well as whether GS CleanTech’s behavior during prosecution of the patents renders this an “exceptional case” which would allow the District Court to award the Defendants reimbursement of their attorneys’ fees expended for defense of the case.

On September 15, 2016, the District Court issued an Order finding that GS CleanTech, the inventors and GS CleanTech’s counsel committed inequitable conduct in the prosecution of the GS CleanTech patents before the United States Patent and Trademark Office. As a result, the District Court issued a Final Judgment on September 15, 2016 dismissing with prejudice all of GS CleanTech’s cases against the Defendants, including Pacific Ethanol, Inc., PE Stockton and PE Magic Valley. The District Court’s ruling of inequitable conduct results in the unenforceability of the GS CleanTech patents against third parties, and also enables the Defendants to pursue reimbursement of their costs and attorneys’ fees from GS CleanTech and its counsel. The Company believes that GS CleanTech may appeal the District Court’s rulings as well as its earlier decision that the GS CleanTech patents are invalid.

The Company did not record a provision for these matters as of December 31, 2015 as the District Court had ruled that all of the GS CleanTech patents in the suit are invalid and, therefore, not infringed. Further, the Company believes a material adverse ruling on appeal against Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley is not probable.

8.	PENSION AND RETIREMENT BENEFIT PLANS.

The Company, through its acquisition of Aventine, has assumed a defined benefit pension plan (the “Pension Plan”) and a health care and life insurance plan (the “Postretirement Plan”).

The Pension Plan is noncontributory, and covers unionized employees at the Company’s Pekin, Illinois facility, who fulfill minimum age and service requirements. Benefits are based on a prescribed formula based upon the employee’s years of service. The Pension Plan, part of a collective bargaining agreement, covers only Union employees hired prior to November 1, 2010. The Company uses a December 31 measurement date for its Pension Plan. The Company’s funding policy is to make the minimum annual contributions that are required by applicable regulations. As of December 31, 2015, the Pension Plan’s accumulated projected benefit obligation was $16.6 million, with a fair value of plan assets of $12.6 million. The underfunded amount of $4.0 million is recorded on the Company’s consolidated balance sheet in other noncurrent liabilities. For the three months ended September 30, 2016, the Pension Plan’s net periodic expense was $29,000, comprised of $172,000 in interest cost and $56,000 in service cost, partially offset by $199,000 of expected return on plan assets. For the nine months ended September 30, 2016, the Pension Plan’s net periodic expense was $87,000, comprised of $516,000 in interest cost and $168,000 in service cost, partially offset by $597,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined collar cap based upon years of service. As of December 31, 2015, the Postretirement Plan’s accumulated projected benefit obligation was $3.6 million and is recorded on the Company’s consolidated balance sheet in other noncurrent liabilities. The Company’s funding policy is to make the minimum annual contributions that are required by applicable regulations. For the three months ended September 30, 2016, the Postretirement Plan’s net periodic expense was $47,000, comprised of $35,000 of interest cost and $12,000 of service cost. For the nine months ended September 30, 2016, the Postretirement Plan’s net periodic expense was $141,000, comprised of $105,000 of interest cost and $36,000 of service cost.

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

The Company records its warrants issued in December 2011 and July 2012 at fair value using Level 3 inputs.

Warrants – The Company’s warrants are valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions.

Significant assumptions used and related fair values for the warrants as of September 30, 2016 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
7/3/2012	$6.09	46.3%	0.52%	0.76	15.7%	211,000	$296,000
12/13/2011	$8.43	37.7%	0.25%	0.20	6.7%	138,000	30,000
							$326,000

Significant assumptions used and related fair values for the warrants as of December 31, 2015 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
7/3/2012	$6.09	49.1%	0.86%	1.51	22.9%	211,000	$200,000
12/13/2011	$8.43	48.4%	0.65%	0.95	18.3%	138,000	73,000
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

The following table summarizes recurring fair value measurements by level at September 30, 2016 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	$3,242	$3,242	$–	$–
	$3,242	$3,242	$–	$–

Liabilities:
Warrants (3)	$(326)	$–	$–	$(326)
Derivative financial instruments (4)	(3,492)	(3,492)	–	–
	$(3,818)	$(3,492)	$–	$(326)

The following table summarizes recurring fair value measurements by level at December 31, 2015 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (1)	$2,081	$2,081	$–	$–
Defined benefit plan assets (2)
(pooled separate accounts):
Large U.S. Equity	3,662	–	3,662	–
Small/Mid U.S. Equity	1,099	–	1,099	–
International Equity	1,525	–	1,525	–
Fixed Income	6,281	–	6,281	–
	$14,648	$2,081	$12,567	$–
Liabilities:
Warrants (3)	$(273)	$–	$–	$(273)
Derivative financial instruments (4)	(1,848)	(1,848)	–	–
	$(2,121)	$(1,848)	$–	$(273)

__________

(1)	Included in derivative instruments in the consolidated balance sheets.
(2)	Fair values of plan assets are determined annually and therefore are not included as of September 30, 2016. For further descriptions of these assets see the Company’s Form 10-K for the year ended December 31, 2015.
(3)	Included in warrant liabilities at fair value in the consolidated balance sheets.
(4)	Included in derivative instruments in the consolidated balance sheets.

For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period. The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Balance, December 31, 2015	$273
Adjustments to fair value for the period	53
Balance, September 30, 2016	$326

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2016
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(3,518)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(3,837)	42,226	$(0.09)

	Three Months Ended September 30, 2015
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(14,663)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(14,982)	41,861	$(0.36)

	Nine Months Ended September 30, 2016
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(11,658)
Less: Preferred stock dividends	(949)
Basic and diluted loss per share:
Loss available to common stockholders	$(12,607)	42,156	$(0.30)

	Nine Months Ended September 30, 2015
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(18,033)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss available to common stockholders	$(18,979)	30,170	$(0.63)

There were an aggregate of 731,000 and 679,000 potentially dilutive weighted-average shares from the Company’s warrants and shares of Series B Cumulative Convertible Preferred Stock outstanding for the three and nine months ended September 30, 2016, respectively. These convertible securities were not considered in calculating net loss per share for the three and nine months ended September 30, 2016, as their effect would have been anti-dilutive.

11.	RELATED PARTY TRANSACTION.

During the three months ended September 30, 2016, the Company entered into a contract to purchase corn from Watermark Farms, Inc., a company owned jointly by one of the Company’s unaffiliated grain procurement agents and a director of the Company. The total delivered price of $128,063 is expected to be settled by the end of 2016. At September 30, 2016, there were no amounts payable by the Company under these arrangements.

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

Any of the factors described immediately above, or referenced from time to time in our filings with the Securities and Exchange Commission or in the “Risk Factors” section below could cause our financial results, including our net income or loss or growth in net income or loss, to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We are a leading producer and marketer of low-carbon renewable fuels in the United States.

We own and operate eight strategically-located ethanol production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, or the Pacific Ethanol West plants; and four of our plants are located in the Midwestern states of Illinois and Nebraska, or the Pacific Ethanol Central plants. The Pacific Ethanol Central plants were acquired in our acquisition of Aventine Renewable Energy Holdings, Inc., or Aventine, on July 1, 2015. Our plants have a combined ethanol production capacity of 515 million gallons per year. We are the sixth largest producer of ethanol in the United States based on annualized volumes. We market all the ethanol and co-products produced at our eight plants as well as ethanol produced by third parties. On an annualized basis, we market over 800 million gallons of ethanol and over 1.5 million tons of ethanol co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

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

Current Initiatives and Outlook

During the third quarter of 2016, we continued to experience improved crush margins, which reflect ethanol and co-product sales prices relative to production inputs such as corn and natural gas. Our results in the third quarter, however, were negatively impacted by higher beginning inventory valuation, lower margins in our ethanol trading business resulting from the intra-quarter drop in ethanol prices, significant repair expenses at our Pekin facility and non-cash mark-to-market adjustments related to our open hedge positions.

We have increased our production capacity utilization by approximately ten percent and we are nearing an annual run rate of nearly 1.0 billion total gallons sold from our expanded production and marketing platform.

Domestic and global demand for ethanol as a preferred high-octane, low-carbon fuel source continues to be strong. Daily production industry run rates have recently declined and the number of days of supply on hand recently reached its lowest levels of the year, contributing to a tight supply and demand balance. Corn prices remain stable, at around $3.50 per bushel, as farmers expect to harvest the largest U.S. corn crop ever, while ethanol prices have remained firm, supporting an improved margin environment. Fourth quarter margins have thus far been stronger than average margins in the third quarter.

Net exports of ethanol remain robust and are on track to exceed 2015 levels, with an expectation of up to 1.0 billion gallons exported in 2016. Ethanol remains the lowest cost and cleanest source of octane to meet the growing demand for octane worldwide.

The Environmental Protection Agency, or EPA, recently submitted its final 2017 blending targets for the national Renewable Fuel Standard, proposing to increase conventional renewable fuel to 14.8 billion gallons in 2017 from 14.3 billion gallons in 2016. The EPA expects blending to rise from 10.1% of U.S. fuel supplies in 2016 to 10.4% in 2017, demonstrating that the industry is moving beyond the so-called 10% “blend wall”. In addition, we expect Renewable Identification Number, or RIN, surpluses to decline in 2017, sending price signals to incorporate higher physical volumes of ethanol into the U.S. fuel supply.

The regulatory environment continues to support long-term demand for renewable fuels and investments in new technologies that improve carbon scores and generate higher premiums on the ethanol we produce. Low-Carbon Fuel Standards in California and Oregon require refiners to reduce the carbon intensity of their fuels in increasing amounts to 10% by 2020 in California and by 2025 in Oregon. We believe this mandate will require a significant amount of low-carbon fuel to displace gasoline in the California and Oregon fuel supplies. Currently, we receive a $0.08 per gallon premium over Midwest ethanol on each California production gallon sold into the California market. We expect to see a comparable premium for low-carbon ethanol we sell into the Oregon market. In addition, the national Renewable Fuel Standard continues to support the long-term demand for renewable fuels.

We see a supportive environment for ethanol into 2017 given strong ethanol demand and a record corn crop. We also expect domestic ethanol demand to strengthen as E15 expands, driven by new infrastructure and higher blend levels mandated by the national Renewal Fuel Standard.

We continue to focus on implementing plant improvement projects to optimize our production, lower our carbon score and produce meaningful near-term returns.

During the third quarter, we received the first ever approved registration from the EPA for producing cellulosic ethanol from corn fiber at our Stockton plant, qualifying this ethanol for special premiums over conventional ethanol. We are targeting yield increases of greater than 2% and anticipate producing over 1.0 million gallons of cellulosic ethanol at this facility annually. Through high-value D3 RINs, carbon credits under California’s Low Carbon Fuel Standard and the federal Second Generation Biofuel Producer tax credit, we expect to achieve premiums of at least $2.00 per gallon for this cellulosic ethanol. We are evaluating whether to expand corn fiber cellulosic ethanol production to our other facilities and we are looking for additional regulatory certainty extending California’s Low-Carbon Fuel Standard beyond 2020 to support the development of additional cellulosic ethanol projects.

We contracted to install a five megawatt solar photovoltaic power system at our Madera plant, the first ever commercial solar power system installed at a U.S. ethanol facility. We expect the system to lower our operating costs by displacing one-third of the grid electricity currently used. We also recently initiated start-up of an industrial scale membrane system at our Madera facility that separates water from ethanol during the plant’s dehydration process. We expect these technologies to increase operating efficiencies, lower production costs and reduce the carbon intensity of ethanol produced at our Madera facility, further driving premium pricing on ethanol produced at the facility.

We are also working on cogeneration technology at our Stockton plant that will convert process waste gas and natural gas into electricity and steam, lowering air emissions and energy costs by an estimated $3.0 million to $4.0 million per year. We expect to begin commercial operations of this technology in December.

We intend to continue to leverage our diverse base of production and marketing assets to expand our share of the renewable fuels and ethanol co-product markets. We also intend to continue to invest in plant improvement initiatives using innovative technologies that generate meaningful near-term returns by improving plant efficiencies, reducing our carbon score and enhancing our profitability.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Variance	2016	2015	Variance
Production gallons sold (in millions)	125.5	109.6	14.5%	360.9	201.7	78.9%
Third party gallons sold (in millions)	118.2	102.0	15.9%	322.6	286.3	12.7%
Total gallons sold (in millions)	243.7	211.6	15.2%	683.5	488.0	40.1%

Ethanol production capacity utilization	96%	87%	10.3%	92%	90%	2.2%

Average sales price per gallon	$1.62	$1.67	(3.0)%	$1.63	$1.69	(3.6)%

Corn cost per bushel – CBOT equivalent	$3.58	$3.83	(6.5)%	$3.70	$3.81	(2.9)%
Average basis (1)	$0.25	$0.37	(32.4)%	$0.27	$0.62	(56.5)%
Delivered cost of corn	$3.83	$4.20	(8.8)%	$3.97	$4.43	(10.4)%

Total co-product tons sold (in thousands)	702.1	670.0	4.8%	2,050.3	1,398.1	46.6%

Co-product revenues as % of delivered cost of corn(2)	35.7%	38.0%	(6.1)%	35.3%	35.8%	(1.4)%

Average CBOT ethanol price per gallon	$1.49	$1.51	(1.3)%	$1.49	$1.53	(2.6)%
Average CBOT corn price per bushel	$3.31	$3.83	(13.6)%	$3.62	$3.78	(4.2)%

__________________________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent

Net sales	$417,806	$380,622	$37,184	9.8%	$1,183,039	$814,419	$368,620	45.3%
Cost of goods sold	411,442	388,002	23,440	6.0%	1,157,902	816,532	341,370	41.8%
Gross profit (loss)	$6,364	$(7,380)	$13,744	NM	$25,137	$(2,113)	$27,250	NM
Percentage of net sales	1.5%	(1.9)%			2.1%	(0.3)%

Net Sales

The increase in our net sales for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was due to an increase in our total gallons and co-products sold, partially offset by a decrease in our average sales price per gallon. We increased both production and third party gallons sold, and our volume of co-products sold, for the three and nine months ended September 30, 2016 as compared to the same period in 2015. The increases in volumes of our production gallons and co-products sold are primarily due to additional volumes from our new Pacific Ethanol Central plants in the Midwest. In addition, we expanded our customer base and our sales to a larger national footprint with the addition of regions we cover with our Midwest plants.

Three Months Ended September 30, 2016

On a consolidated basis, our average sales price per gallon decreased 3.0% to $1.62 for the three months ended September 30, 2016 compared to our average sales price per gallon of $1.67 for the same period in 2015. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, declined 1.3% to $1.49 for the three months ended September 30, 2016 as compared to the average CBOT ethanol price per gallon of $1.51 for the same period in 2015.

Production Segment

Net sales of ethanol from our production segment increased by $19.1 million, or 10%, to $201.2 million for the three months ended September 30, 2016 as compared to $182.1 million for the same period in 2015. Our total volume of production ethanol gallons sold increased by 15.9 million gallons, or 15%, to 125.5 million gallons for the three months ended September 30, 2016 as compared to 109.6 million gallons for the same period in 2015. Our production segment’s average sales price per gallon decreased 3.3% to $1.48 for the three months ended September 30, 2016 compared to our production segment’s average sales price per gallon of $1.53 for the same period in 2015. At our production segment’s average sales price per gallon of $1.48 for the three months ended September 30, 2016, we generated $23.5 million in additional net sales from our production segment from the 15.9 million additional gallons of produced ethanol sold in the three months ended September 30, 2016 as compared to the same period in 2015. The decline of $0.05 in our average sales price per gallon for the three months ended September 30, 2016 as compared to the same period in 2015 reduced our net sales of ethanol from our production segment by $4.4 million.

Net sales of co-products decreased $1.1 million, or 2%, to $64.1 million for the three months ended September 30, 2016 as compared to $65.2 million for the same period in 2015. Our total volume of co-products sold increased by 32.1 thousand tons, or 5%, to 702.1 thousand tons for three months ended September 30, 2016 from 670.0 thousand tons for the same period in 2015. At our average sales price per ton of $86.97 for the three months ended September 30, 2016, we generated $2.8 million in additional net sales from the 32.1 thousand additional tons of co-products sold in the three months ended September 30, 2016 as compared to the same period in 2015. In addition, the decrease of $6.05, or 7%, in our average sales price per ton for the three months ended September 30, 2016 as compared to the same period in 2015 reduced net sales of co-products by $3.9 million.

Marketing Segment

Net sales of ethanol from our marketing segment increased by $16.9 million, or 13%, to $147.9 million for the three months ended September 30, 2016 as compared to $131.0 million for the same period in 2015. Our total volume of ethanol gallons sold by our marketing segment increased by 32.1 million gallons, or 15%, to 243.7 million gallons for the three months ended September 30, 2016 as compared to 211.6 million gallons for the same period in 2015. Our additional production gallons sold accounted for 15.9 million gallons of this increase, as noted above, our additional third-party gallons sold accounted for 14.1 million gallons of this increase, and our additional agent gallons accounted for 2.1 million gallons of this increase.

The increase in production gallons sold by our marketing segment contributed an additional $0.2 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon decreased 4.6% to $1.65 for the three months ended September 30, 2016 as compared to $1.73 for the same period in 2015. At our average sales price per gallon of $1.65 for the three months ended September 30, 2016, we generated $23.2 million in additional net sales from our marketing segment from the 14.1 million gallons in additional third-party ethanol sold in the three months ended September 30, 2016 as compared to the same period in 2015.

Nine Months Ended September 30, 2016

On a consolidated basis, our average sales price per gallon decreased 3.6% to $1.63 for the nine months ended September 30, 2016 compared to our average sales price per gallon of $1.69 for the same period in 2015. The average CBOT ethanol price per gallon declined 2.6% to $1.49 for the nine months ended September 30, 2016 compared to an average CBOT ethanol price per gallon of $1.53 for the same period in 2015.

Production Segment

Net sales of ethanol from our production segment increased by $235.9 million, or 70%, to $574.9 million for the nine months ended September 30, 2016 as compared to $339.0 million for the same period in 2015. Our total volume of production ethanol gallons sold increased by 159.2 million gallons, or 79%, to 360.9 million gallons for the nine months ended September 30, 2016 as compared to 201.7 million gallons for the same period in 2015. Our production segment’s average sales price per gallon decreased 4.2% to $1.58 for the nine months ended September 30, 2016 compared to our production segment’s average sales price per gallon of $1.65 for the same period in 2015. Of the additional 159.2 million gallons of ethanol sold in the nine months ended September 30, 2016, an aggregate of 164.7 million gallons were attributable to production at our Midwestern plants which we acquired on July 1, 2015, slightly offset by 5.5 million fewer gallons produced at our Western plants. At our production segment’s average sales price per gallon of $1.58 for the nine months ended September 30, 2016, we generated $251.5 million in additional net sales from our production segment from the 159.2 million additional gallons of produced ethanol sold in the nine months ended September 30, 2016 as compared to the same period in 2015. The decline of $0.07 in our average sales price per gallon for the nine months ended September 30, 2016 as compared to the same period in 2015 reduced our net sales of ethanol from our production segment by $15.6 million.

Net sales of co-products increased $73.2 million, or 63%, to $189.0 million for the nine months ended September 30, 2016 as compared to $115.8 million for the same period in 2015. Our total volume of co-products sold increased by 652.2 thousand tons, or 47%, to 2,050.3 thousand tons for nine months ended September 30, 2016 from 1,398.1 thousand tons for the same period in 2015. At our average sales price per ton of $87.56 for the nine months ended September 30, 2016, we generated $57.1 million in additional net sales from the 652.2 thousand additional tons of co-products sold in the nine months ended September 30, 2016 as compared to the same period in 2015. In addition, the increase of $7.72, or 10%, in our average sales price per ton for the nine months ended September 30, 2016 as compared to the same period in 2015 increased net sales of co-products by $16.1 million.

Marketing Segment

Net sales of ethanol from our marketing segment increased by $52.5 million, or 15%, to $406.0 million for the nine months ended September 30, 2016 as compared to $353.5 million for the same period in 2015. Our total volume of ethanol gallons sold by our marketing segment increased by 195.5 million gallons, or 40%, to 683.5 million gallons for the nine months ended September 30, 2016 as compared to 488.0 million gallons for the same period in 2015. Our additional production gallons sold accounted for 159.2 million gallons of this increase, as noted above, and our additional third-party gallons sold accounted for 36.3 million gallons of this increase.

The increase in production gallons sold by our marketing segment contributed an additional $2.5 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon decreased 2.3% to $1.68 for the nine months ended September 30, 2016 compared to $1.72 for the same period in 2015. At our average sales price per gallon of $1.68 for the nine months ended September 30, 2016, we generated $60.7 million in additional net sales from our marketing segment from the 36.3 million gallons in additional third-party ethanol sold in the nine months ended September 30, 2016 as compared to the same period in 2015. However, the decline of $0.04 in our average sales price per gallon for the nine months ended September 30, 2016 as compared to the same period in 2015 reduced our net sales from third party ethanol sold by our marketing segment by $8.2 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit increased primarily due to improved crush margins, which reflect ethanol and co-product sales prices relative to production inputs such as corn and natural gas, in the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Three Months Ended September 30, 2016

Our consolidated gross profit increased to $6.4 million for the three months ended September 30, 2016 as compared to a gross loss of $7.4 million for the same period in 2015, representing a gross margin of 1.5% for the three months ended September 30, 2016 as compared to a gross margin of negative 1.9% for the same period in 2015.

Production Segment

Our production segment increased our consolidated gross profit by $17.1 million for the three months ended September 30, 2016 as compared to the same period in 2015. Of this amount, $16.3 million in higher gross profit is attributable to higher production margins in the three months ended September 30, 2016 as compared to the same period in 2015 and $0.8 million is attributable to the 15.9 million gallon increase in production volumes sold in the three months ended September 30, 2016 as compared to the same period in 2015. In addition, we recorded approximately $8.7 million in additional cost of goods sold related to purchase accounting adjustments for the three months ended September 30, 2015 associated with the Aventine acquisition. These adjustments did not recur in 2016.

Marketing Segment

Our marketing segment decreased our consolidated gross profit by $3.4 million for the three months ended September 30, 2016 as compared to the same period in 2015. Of this amount, $3.4 million in lower gross profit is attributable lower margins per gallon for the three months ended September 30, 2016 as compared to the same period in 2015, which was only slightly offset by negligible additional gross profit attributable to the 16.2 million gallon increase in third party marketing volumes in the three months ended September 30, 2016 as compared to the same period in 2015.

Nine Months Ended September 30, 2016

Our consolidated gross profit increased to $25.1 million for the nine months ended September 30, 2016 as compared to a gross loss of $2.1 million for the same period in 2015, representing a gross margin of 2.1% for the nine months ended September 30, 2016 as compared to a gross margin of negative 0.3% for the same period in 2015.

Production Segment

Our production segment increased our consolidated gross profit by $22.1 million for the nine months ended September 30, 2016 as compared to the same period in 2015. Of this amount, $15.1 million is attributed to higher production margins in the nine months ended September 30, 2016 as compared to the same period in 2015 and $7.0 million is attributable to the 159.2 million gallon increase in production volumes sold in the nine months ended September 30, 2016 as compared to the same period in 2015. In addition, we recorded approximately $8.7 million in additional cost of goods sold related to purchase accounting adjustments for the nine months ended September 30, 2015 associated with the Aventine acquisition. These adjustments did not recur in 2016.

Marketing Segment

Our marketing segment increased our consolidated gross profit by $5.2 million for the nine months ended September 30, 2016 as compared to the same period in 2015. Of this amount, $3.8 million is attributable to additional gross profit from our higher margins per gallon for the nine months ended September 30, 2016 as compared to the same period in 2015 and $1.4 million is attributable to additional gross profit from the 36.3 million gallon increase in third-party marketing volumes in the nine months ended September 30, 2016 as compared to the same period in 2015.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Selling, general and administrative expenses	$5,971	$7,446	$(1,475)	(19.8)%	$20,436	$16,344	$4,092	25.0%
Percentage of net sales	1.4%	2.0%			1.7%	2.0%

Our SG&A expenses decreased $1.4 million to $6.0 million for the three months ended September 30, 2016 as compared to $7.4 million for the same period in 2015. SG&A expenses also decreased as a percentage of net sales for the three months ended September 30, 2016 as compared to the same period in 2015. The decrease in SG&A expenses is primarily due to lower employee salary-related items and lower professional fees. These reductions are due to the initial integration efforts in the comparable period in 2015, which did not recur for the three months ended September 30, 2016, related to our Pacific Ethanol Central operations from the Aventine acquisition which occurred on July 1, 2015. SG&A expenses were lower than our prior guidance of $7.0 million in part due to lower professional fees.

Our SG&A expenses increased $4.1 million to $20.4 million for the nine months ended September 30, 2016 as compared to $16.3 million for the same period in 2015. The increase in SG&A expenses is primarily due to the addition of our Pacific Ethanol Central operations for the entire nine month period ended September 30, 2016 but which are reflected, however, only in our SG&A expenses for the three month period ended September 30, 2015 as we closed the Aventine acquisition on July 1, 2015.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Interest expense, net	$3,874	$5,167	$(1,293)	(25.0)%	$16,643	$7,187	$9,456	131.6%
Percentage of net sales	0.9%	1.4%			1.4%	0.9%

Interest expense, net decreased by $1.3 million to $3.9 million for the three months ended September 30, 2016 from $5.2 million for the same period in 2015. Interest expense, net increased by $9.4 million to $16.6 million for the nine months ended September 30, 2016 from $7.2 million for the same period in 2015. The increase in interest expense, net for these periods is primarily related to the Pacific Ethanol Central plants’ term debt that we assumed, on a consolidated basis, in connection with the Aventine acquisition, partially offset by capitalized interest of $1.1 million, most of which is attributable to a catch-up accrual for the entire year related to our large projects in process.

Loss Available to Common Stockholders

The following table presents our loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Loss available to common stockholders	$(3,837)	$(14,982)	$(11,145)	(74.4)%	$(12,607)	$(18,979)	$(6,372)	(33.6)%
Percentage of net sales	(0.9)%	(3.9)%			(1.1)%	(2.3)%

The improvement in net loss available to common stockholders for the three and nine months ended September 30, 2016, as compared to 2015, is due to improved crush margins and lower SG&A expenses in the three months ended September 30, 2016.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, we funded our operations primarily from cash on hand, cash flow from operations, proceeds from cash collateralized letters of credit and proceeds from tax refunds. These funds were also used to make capital expenditures, capital lease payments and payments to fully extinguish our term loan balance associated with the Pacific Ethanol West plants.

Our current available capital resources consist of cash on hand and amounts available for borrowing under Kinergy’s credit facility. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under Kinergy’s credit facility, cash generated from our operations and tax refunds related to prior years.

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. We have reclassified $155.1 million of long-term debt to current liabilities as the maturity date of the debt associated with our Pacific Ethanol Central plants is now within one year. We are currently pursuing alternatives to refinance this debt and intend to refinance the debt to long-term debt well before its maturity date in September 2017.

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

	September 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$40,639	$52,712	(22.9)%
Current assets	$197,218	$197,942	(0.4)%
Current liabilities	$213,099	$72,909	192.3%
Long-term debt, net of current portion	$63,552	$203,861	(68.8)%
Working capital	$(15,881)	$125,033	NM
Working capital ratio	0.93	2.71	(65.7)%

Restricted Net Assets

At September 30, 2016, we had approximately $127.9 million of net assets at our subsidiaries that were not available to be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Change in Working Capital and Cash Flows

Working capital decreased to negative $15.9 million at September 30, 2016 from $125.0 million at December 31, 2015 primarily as a result of our reclassification of $155.1 million of long-term debt to current liabilities as the maturity date of the debt associated with our Pacific Ethanol Central plants is now within one year.

Our cash and cash equivalents declined by $12.1 million at September 30, 2016 as compared to December 31, 2015 due to $9.9 million of cash used in our investing activities and $17.2 million of cash used in our financing activities, partially offset by cash flows from operations of $15.0 million, as discussed below.

Our current liabilities increased by $140.2 million primarily due to our reclassification of the long-term debt associated with our Pacific Ethanol Central plants to current liabilities, as discussed above, and an increase in derivative instruments of $1.6 million.

Cash Provided by our Operating Activities

Cash provided by our operating activities increased by $32.5 million for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase in cash provided by our operating activities is primarily due to a lower net loss resulting from improved margins and the following additional factors:

•	an increase in depreciation and amortization of $11.4 million due to additional assets subject to depreciation and amortization from our acquisition of Aventine;
•	interest expense added to term debt of $9.5 million;
•	a decrease in accounts payable and accrued expenses of $6.2 million primarily due to the timing of payables; and
•	a decrease in prepaid expenses and other assets of $6.9 million primarily due to income tax refunds.

These amounts were partially offset by:

•	an increase in accounts receivable of $1.8 million primarily due to higher sales volumes attributable to our new Pacific Ethanol Central operations; and
•	an increase in inventory and prepaid inventory of $6.1 million primarily due to higher sales volumes attributable to our new Pacific Ethanol Central operations.

Cash used in our Investing Activities

Cash used in our investing activities increased by $6.4 million for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase in cash used in our investing activities is primarily due to net cash of $18.8 million acquired in connection with our acquisition of Aventine upon closing the transaction for the nine months ended September 30, 2015, which did not recur for the same period in 2016, as well as $4.1 million in proceeds from cash collateralized letters of credit for the nine months ended September 30, 2016 as compared to $4.6 million in purchases of cash collateralized letters of credit for the same period in 2015. In addition, we spent $3.6 million less on capital projects for the nine months ended September 30, 2016 as compared to the same period in 2015.

Cash used in our Financing Activities

Cash used in our financing activities increased by $29.1 million for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase in cash used in our financing activities is primarily due to a $26.8 million reduction in proceeds from our Kinergy line of credit and a $17.0 million principal payment on our term debt associated with the Pacific Ethanol West plants.

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

The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Years Ended December 31,
	2016	2015	2015	2014

Fixed Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	9.38	12.24	10.02	17.66
Excess	7.38	10.24	8.02	15.66

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2016, Kinergy had an outstanding balance of $63.9 million and an available borrowing base under the credit facility of $75.0 million, representing $11.1 million of excess availability under the credit facility.

Pacific Ethanol Central Term Debt

On July 1, 2015, upon effectiveness of the Aventine acquisition, each of Aventine’s subsidiaries became our direct or indirect wholly-owned subsidiaries and, on a consolidated basis, the combined company became obligated with respect to Pacific Ethanol Central’s term loan. Pacific Ethanol Central’s creditors under its term loan have recourse solely against Pacific Ethanol Central’s assets and not against Pacific Ethanol, Inc. or its other direct or indirect subsidiaries.

As of September 30, 2016, the term loan facility for the Pacific Ethanol Central plants had an outstanding balance of approximately $155.1 million. Interest on the term loan facility accrues and may be paid in cash at a rate of 10.5% per annum or may be paid in-kind at a rate of 15.0% per annum by adding the interest to the outstanding principal balance. If we elect to pay interest in-kind, the interest is capitalized at the end of each quarter. For the three months ended September 30, 2016, we elected to pay in cash the interest payments on the term debt in the aggregate amount of $4.2 million. The term loan facility matures on September 24, 2017. The term loan facility is secured through a first-priority lien on substantially all of Pacific Ethanol Central’s assets and contains customary financial covenants, and a requirement that the Pacific Ethanol Central entities maintain a cash balance of at least $2.0 million.

We continue to evaluate and pursue opportunities to refinance the term debt for the Pacific Ethanol Central plants.

Contractual Obligations

There have been no material changes in the nine months ended September 30, 2016 to the amounts presented in the table under the “Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2015.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2016 and 2015.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized gains of $2.2 million and losses of $0.1 million related to settled non-designated hedges as the change in the fair values of these contracts for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of September 30, 2016, which may differ materially from actual results, are as follows (in millions):

Commodity	Nine Months Ended September 30, 2016 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	683.50	Gallons	$58.8
Corn	128.9	Bushels	$49.4

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At September 30, 2016, all of our long-term debt of $219.0 million was variable-rate in nature. Based on a 100 basis point (1.00%) change in the interest rate on our long-term debt, pre-tax income for the nine months ended September 30, 2016 would be negatively impacted by approximately $1.6 million.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have evaluated all outstanding cases, including the following pending cases, and have recorded an aggregate of $3.3 million as a litigation contingency with respect to our outstanding cases for amounts that are probable and estimable.

Western Sugar Cooperative

Pacific Ethanol, Inc., through a subsidiary acquired in its acquisition of Aventine, became involved in a pending lawsuit with Western Sugar Cooperative (“Western Sugar”) that pre-dated the Aventine acquisition.

On February 27, 2015, Western Sugar filed a complaint in the United States District Court for the District of Colorado (Case No. 1:15-cv-00415) naming Aventine Renewable Energy, Inc. (“ARE, Inc.”), one of Aventine’s subsidiaries, as defendant. Western Sugar amended its complaint on April 21, 2015. ARE, Inc. purchased surplus sugar through a United States Department of Agriculture (“USDA”) program. Western Sugar was one of the entities that warehoused this sugar for ARE, Inc. The suit alleges that ARE, Inc. breached a contract with Western Sugar by failing to pay increased rates that it demanded for the storage of ARE, Inc.’s sugar, or alternatively is due additional payment under Western Sugar’s equitable claims. Western Sugar alleges that its higher rates apply because ARE, Inc. failed to timely order the sugar for immediate delivery, thereby allowing Western Sugar to set its own storage rates and avoid the lower USDA contract rate that ARE Inc. paid. Western Sugar claims damages in the amount of approximately $8.6 million. ARE, Inc. filed answers to Western Sugar’s complaint and amended the complaint generally denying Western Sugar’s allegations and asserting various defenses, including that ARE, Inc. never entered into a storage contract with Western Sugar, that ARE, Inc. paid the rate that Western Sugar was due under the governing USDA contract documents, or alternatively that ARE, Inc. paid a reasonable rate and that Western Sugar’s claimed rates constitute an impermissible penalty. We filed a motion for summary judgment seeking a determination that Western Sugar’s four claims fail as a matter of law. The court granted the motion in part and dismissed one claim, while finding that disputed factual matters remain for trial on Western Sugar’s other three claims. A trial date has not yet been scheduled, but is expected in the first half of 2017.

GS CleanTech Corporation

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

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two of our subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC, or PE Magic Valley. The claims were similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases were transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against us was pending. Although PE Stockton and PE Magic Valley do separate and market corn oil, Pacific Ethanol, Inc., PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. In a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for Pacific Ethanol, Inc., PE Stockton and PE Magic Valley finding that all of the GS CleanTech patents in the suit are invalid and, therefore, not infringed. GS CleanTech said it would appeal this decision when the remaining claim in the suit has been decided. The only remaining claim alleged that GS CleanTech inequitably conducted itself before the United States Patent and Trademark Office when obtaining the patents at issue.

A trial in the District Court for the Southern District of Indiana was conducted in October 2015 on that single issue as well as whether GS CleanTech’s behavior during prosecution of the patents renders this an “exceptional case” which would allow the District Court to award the Defendants reimbursement of their attorneys’ fees expended for defense of the case.

On September 15, 2016, the District Court issued an Order finding that GS CleanTech, the inventors and GS CleanTech’s counsel committed inequitable conduct in the prosecution of the GS CleanTech patents before the United States Patent and Trademark Office. As a result, the District Court issued a Final Judgment on September 15, 2016 dismissing with prejudice all of GS CleanTech’s cases against the Defendants, including Pacific Ethanol, Inc., PE Stockton and PE Magic Valley. The District Court’s ruling of inequitable conduct results in the unenforceability of the GS CleanTech patents against third parties, and also enables the Defendants to pursue reimbursement of their costs and attorneys’ fees from GS CleanTech and its counsel. We believe that GS CleanTech may appeal the District Court’s rulings as well as its earlier decision that the GS CleanTech patents are invalid.

We did not record a provision for these matters as of December 31, 2015, or thereafter, as the District Court had ruled that all of the GS CleanTech patents in the suit are invalid and, therefore, not infringed. Further, we believe a material adverse ruling on appeal against Pacific Ethanol, Inc., PE Stockton and/or PE Magic Valley is not probable.

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

We have incurred significant losses and negative operating cash flow in the past. For the nine months ended September 30, 2016 and 2015, we incurred consolidated net losses of $11.7 million and $18.1 million, respectively. For the year ended December 31, 2015, we incurred consolidated net losses of approximately $18.9 million and incurred negative operating cash flow of $26.8 million. For 2013 and 2012, we incurred consolidated net losses of $1.2 million and $43.4 million, respectively, and in 2012 incurred negative operating cash flow of $20.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand and cash, if any, generated from our operations and from future financing activities to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

We may be unable to restructure or repay the debt associated with our Pacific Ethanol Central plants acquired in the Aventine acquisition in the current aggregate amount of $155.1 million prior to its September 24, 2017 maturity date. Our inability to timely restructure or repay this debt would result in material adverse effects on us and certain of our direct and indirect subsidiaries.

As of November 8, 2016, our Pacific Ethanol Central plants, which we acquired in the Aventine acquisition, had an aggregate of $155.1 million in combined term debt, all of which is due September 24, 2017. We do not and may not have sufficient funds to repay this indebtedness prior to its maturity date. If we are unable to timely restructure the debt or raise sufficient capital to repay the debt, the Pacific Ethanol Central plants will be in default on the debt. Our inability to restructure or repay this debt prior to its maturity would likely have a material adverse effect on us and certain of our direct and indirect subsidiaries, including the Pacific Ethanol Central plants, and would likely materially and adversely harm our business, financial condition, results of operations and future prospects.

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

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $1.31 to $1.74 per gallon during the first nine months of 2016, $1.31 to $1.69 per gallon during 2015 and $1.50 to $3.52 per gallon during 2014. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	fluctuations in the market prices of ethanol and its co-products;
•	the cost of key inputs to the production of ethanol, including corn and natural gas;
•	our ability to timely pay or otherwise refinance our outstanding indebtedness;
•	the volume and timing of the receipt of orders for ethanol from major customers;
•	competitive pricing pressures;
•	our ability to timely and cost-effectively produce, sell and deliver ethanol;
•	the announcement, introduction and market acceptance of one or more alternatives to ethanol;
•	losses resulting from adjustments to the fair values of our outstanding warrants to purchase our common stock;
•	changes in market valuations of companies similar to us;
•	stock market price and volume fluctuations generally;
•	the possibility that the anticipated benefits from our acquisition of Aventine cannot be fully realized in a timely manner or at all;
•	regulatory developments or increased enforcement;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	our ability to obtain any necessary financing;
•	our financing activities and future sales of our common stock or other securities; and
•	our ability to maintain contracts that are critical to our operations.

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

For each of the three months ended September 30, 2016 and 2015, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Accumulated and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 7, 2016, we entered into Amended and Restated Employment Agreements with each of our executive officers. The material terms of each agreement are described below.

Neil M. Koehler

Our Amended and Restated Employment Agreement with Neil M. Koehler provides for at-will employment as our President and Chief Executive Officer. Mr. Koehler’s base salary rate is $461,217 per year. Mr. Koehler is eligible to participate in our short-term incentive plan with a pay-out target of 70% of his base salary, to be paid based upon performance criteria set by the Compensation Committee of our board of directors.

Upon termination by us without cause or resignation by Mr. Koehler for good reason, Mr. Koehler is entitled to receive (i) severance equal to eighteen months of his base salary, (ii) 150% of his total target short-term incentive plan award, (iii) continued health insurance coverage for eighteen months or, until the earlier effective date of coverage under a subsequent employer’s plan, and (iv) accelerated vesting of 25% of all shares or options subject to any equity awards granted to Mr. Koehler prior to Mr. Koehler’s termination which are unvested as of the date of termination.

However, if Mr. Koehler is terminated without cause or resigns for good reason in anticipation of or twenty-four months after a change in control, Mr. Koehler is entitled to (a) severance equal to thirty-six months of base salary, (b) 300% of his total target short-term incentive plan award, (c) continued health insurance coverage for thirty-six months or, until the earlier effective date of coverage under a subsequent employer’s plan, and (d) accelerated vesting of 100% of all shares or options subject to any equity awards granted to Mr. Koehler prior to Mr. Koehler’s termination which are unvested as of the date of termination.

If we terminate Mr. Koehler’s employment upon his disability, Mr. Koehler is entitled to severance equal to twelve months of base salary.

The term “for good reason” is defined in the Amended and Restated Employment Agreement as (i) the assignment to Mr. Koehler of any duties or responsibilities that result in the material diminution of Mr. Koehler’s authority, duties or responsibility, (ii) a material reduction by us in Mr. Koehler’s annual base salary, except to the extent the base salaries of all or our other executive officers are accordingly reduced, (iii) a relocation of Mr. Koehler’s place of work, or our principal executive offices if Mr. Koehler’s principal office is at these offices, to a location that increases Mr. Koehler’s daily one-way commute by more than thirty-five miles, or (iv) any material breach by us of any material provision of the Amended and Restated Employment Agreement.

The term “cause” is defined in the Amended and Restated Employment Agreement as (i) Mr. Koehler’s indictment or conviction of any felony or of any crime involving dishonesty, (ii) Mr. Koehler’s participation in any fraud or other act of willful misconduct against us, (iii) Mr. Koehler’s refusal to comply with any or our lawful directives, (iv) Mr. Koehler’s material breach of his fiduciary, statutory, contractual, or common law duties to us, or (v) conduct by Mr. Koehler which, in the good faith and reasonable determination of our board of directors, demonstrates gross unfitness to serve; provided, however, that in the event that any of the foregoing events is reasonably capable of being cured, we shall, within twenty days after the discovery of the event, provide written notice to Mr. Koehler describing the nature of the event and Mr. Koehler shall thereafter have ten business days to cure the event.

A “change in control” is deemed to have occurred if, in a single transaction or series of related transactions (i) any person (as the term is used in Section 13(d) and 14(d) of the Exchange Act), or persons acting as a group, other than a trustee or fiduciary holding securities under an employee benefit program, is or becomes a “beneficial owner” (as defined in Rule 13-3 under the Exchange Act), directly or indirectly of securities of Pacific Ethanol, Inc. representing a majority of the combined voting power of Pacific Ethanol, Inc., (ii) there is a merger, consolidation or other business combination transaction of Pacific Ethanol, Inc. with or into another corporation, entity or person, other than a transaction in which the holders of at least a majority of the shares of voting capital stock of Pacific Ethanol, Inc. outstanding immediately prior to the transaction continue to hold (either by the shares remaining outstanding or by their being converted into shares of voting capital stock of the surviving entity) a majority of the total voting power represented by the shares of voting capital stock of Pacific Ethanol, Inc. (or the surviving entity) outstanding immediately after the transaction, or (iii) all or substantially all of our assets are sold.

Michael D. Kandris

Our Amended and Restated Employment Agreement with Michael D. Kandris provides for at-will employment as our Chief Operating Officer. Mr. Kandris’s base salary rate is $330,611 per year. Mr. Kandris is eligible to participate in our short-term incentive plan with a pay-out target of 50% of his base salary, to be paid based upon performance criteria set by the Compensation Committee of our board of directors.

Upon termination by us without cause or resignation by Mr. Kandris for good reason, Mr. Kandris is entitled to receive (i) severance equal to twelve months of base salary, (ii) 100% of his total target short-term incentive plan award, (iii) continued health insurance coverage for eighteen months or, until the earlier effective date of coverage under a subsequent employer’s plan, and (iv) accelerated vesting of 25% of all shares or options subject to any equity awards granted to Mr. Kandris prior to Mr. Kandris’s termination which are unvested as of the date of termination.

However, if Mr. Kandris is terminated without cause or resigns for good reason in anticipation of or twenty-four months after a change in control, Mr. Kandris is entitled to (a) severance equal to twenty-four months of base salary, (b) 200% of his total target short-term incentive plan award, (c) continued health insurance coverage for twenty-four months or, until the earlier effective date of coverage under a subsequent employer’s plan, and (d) accelerated vesting of 100% of all shares or options subject to any equity awards granted to Mr. Kandris prior to Mr. Kandris’s termination which are unvested as of the date of termination.

If we terminate Mr. Kandris’s employment upon his disability, Mr. Kandris is entitled to severance equal to twelve months of base salary.

The meanings given to the terms “cause,” “good reason” and “change in control” in Mr. Kandris’s Amended and Restated Employment Agreement are the same as those contained in Mr. Koehler’s Amended and Restated Employment Agreement described above.

Bryon T. McGregor

Our Amended and Restated Employment Agreement with Bryon T. McGregor provides for at-will employment as our Chief Financial Officer, Vice President and Assistant Secretary. Mr. McGregor’s base salary rate is $299,710 per year. Mr. McGregor is eligible to participate in our short-term incentive plan with a pay-out target of 50% of his base salary, to be paid based upon performance criteria set by the Compensation Committee of our board of directors. All other terms and conditions of Mr. McGregor’s Amended and Restated Employment Agreement are substantially the same as those contained in Mr. Kandris’s Amended and Restated Employment Agreement described above.

Christopher W. Wright

Our Amended and Restated Employment Agreement with Christopher W. Wright provides for at-will employment as our Vice President of Administration, General Counsel and Secretary. Mr. Wright’s base salary rate is $289,410 per year. Mr. Wright is eligible to participate in our short-term incentive plan with a pay-out target of 50% of his base salary, to be paid based upon performance criteria set by the Compensation Committee of our board of directors. All other terms and conditions of Mr. Wright’s Amended and Restated Employment Agreement are substantially the same as those contained in Mr. Kandris’s Amended and Restated Employment Agreement described above.

James R. Sneed

Our Employment Agreement with James R. Sneed provides for at-will employment as our Vice President, Supply and Trading. Mr. Sneed’s base salary rate is $245,550 per year. Mr. Sneed is eligible to participate in our short-term incentive plan with a pay-out target of 40% of his base salary, to be paid based upon performance criteria set by the Compensation Committee of our board of directors. All other terms and conditions of Mr. Sneed’s Amended and Restated Employment Agreement are substantially the same as those contained in Mr. Kandris’s Amended and Restated Employment Agreement described above.

Paul P. Koehler

Our Employment Agreement with Paul P. Koehler provides for at-will employment as our Vice President, Commodities and Corporate Development. Mr. Koehler’s base salary rate is $245,550 per year. Mr. Koehler is eligible to participate in our short-term incentive plan with a pay-out target of 40% of his base salary, to be paid based upon performance criteria set by the Compensation Committee of our board of directors. All other terms and conditions of Mr. Koehler’s Amended and Restated Employment Agreement are substantially the same as those contained in Mr. Kandris’s Amended and Restated Employment Agreement described above.

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

PACIFIC ETHANOL, INC.

Dated: November 8, 2016	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________________