Form 10-K
period 2016-12-31
Pacific Ethanol, Inc.
filed 2017-03-15
CIK 778164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21467

PACIFIC ETHANOL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2170618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 403-2123

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $208.1 million as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 15, 2017, there were 39,811,296 shares of the registrant’s common stock, $0.001 par value per share, and 3,540,132 shares of the registrant’s non-voting common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference certain information from the registrant’s proxy statement (the “Proxy Statement”) for the 2016 Annual Meeting of Stockholders to be filed on or before April 28, 2017

i

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

We operate eight strategically-located ethanol production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, and four of our plants are located in the Midwestern states of Illinois and Nebraska. We are the sixth largest producer of ethanol in the United States based on annualized volumes. Our plants have a combined ethanol production capacity of 515 million gallons per year. We market all the ethanol and co-products produced at our plants as well as ethanol produced by third parties. On an annualized basis, we market nearly 1.0 billion gallons of ethanol and over 1.5 million tons of ethanol co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

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

Production Segment

We produce ethanol and co-products at our production facilities described below. Our plants located on the West Coast are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. Our plants located in the Midwest are in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, our ability to load unit trains from our plants located in the Midwest allows for greater access to international markets.

We wholly-own all of our plants located on the West Coast and the two plants in Pekin, Illinois. We own approximately 74% of the two plants in Aurora, Nebraska as well as the grain elevator adjacent to those properties and related grain handling assets, including the outer rail loop, and the real property on which they are located, through an entity owned approximately 26% by Aurora Cooperative Elevator Company, or ACEC.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)

Magic Valley	Burley, ID	60,000,000
Columbia	Boardman, OR	40,000,000
Stockton	Stockton, CA	60,000,000
Madera	Madera, CA	40,000,000

Aurora West	Aurora, NE	110,000,000
Aurora East	Aurora, NE	45,000,000
Pekin Wet	Pekin, IL	100,000,000
Pekin Dry	Pekin, IL	60,000,000

We produce ethanol co-products at our production facilities such as wet distillers grains, or WDG, dry distillers grains with solubles, or DDGS, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, distillers yeast and CO2.

Marketing Segment

We market ethanol and co-products produced by our ethanol production facilities and market ethanol produced by third parties. We have extensive customer relationships throughout the Western and Midwestern United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. Our customers depend on us to provide a reliable supply of ethanol, and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require ethanol volumes in excess of the supplies we produce at our production facilities. We secure additional ethanol supplies from third-party plants in California and other third-party suppliers in the Midwest where a majority of ethanol producers are located. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market our distillers grains and other feed co-products to dairies and feedlots, in many cases located near our ethanol plants. These customers use our feed co-products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market co-products from other ethanol producers.

See “Note 5 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Acquisition of Grain Elevator and Related Assets

On December 12, 2016, we entered into a contribution agreement with ACEC under which (i) we agreed to contribute to Pacific Aurora LLC, or Pacific Aurora, 100% of the equity interests of our wholly-owned subsidiaries, Pacific Ethanol Aurora East, LLC and Pacific Ethanol Aurora West, LLC, which own our Aurora East and Aurora West ethanol plants, respectively, to Pacific Aurora in exchange for approximately an 88% ownership interest in Pacific Aurora, and (ii) ACEC agreed to contribute to Pacific Aurora ACEC’s grain elevator adjacent to the Aurora East and Aurora West properties and related grain handling assets, including the outer rail loop and the real property on which they are located, in exchange for approximately a 12% ownership interest in Pacific Aurora. On December 15, 2016, concurrently with the closing of the contribution transaction, we sold approximately a 14% ownership interest in Pacific Aurora to ACEC for $30.0 million in cash, resulting in our ownership of approximately 74% of Pacific Aurora and ACEC’s ownership of approximately 26% of Pacific Aurora. The transaction with ACEC was immediately accretive to our stockholders and we expect the arrangement to reduce operating costs by over $5.0 million annually. In addition, the new arrangement fully integrates our Aurora, Nebraska plants and the grain facilities into a more functional and better performing single facility, enabling us to optimize grain procurement; more efficiently manage grain transfers; offer storage, drying and merchandising to local farmers; and providing us with additional growth opportunities.

For financial reporting purposes, we consolidate 100% of the results of Pacific Aurora and record the amount attributed to ACEC as noncontrolling interests under the voting rights model. Since we controlled Pacific Ethanol Aurora East, LLC and Pacific Ethanol Aurora West, LLC prior to forming Pacific Aurora, we recorded no gain or loss on the contribution and concurrent sale of a portion of our interests in Pacific Aurora.

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

Business Strategy

Our primary goal is to advance our position and significantly increase our market share as a leading producer and marketer of low-carbon renewable fuels in the United States. The key elements of our business and growth strategy to achieve this objective include:

•	Expand ethanol production capacity and distribution infrastructure. We believe the United States ethanol production industry is poised for continued consolidation. We evaluate and intend to pursue opportunities to acquire additional ethanol production, storage and distribution facilities and related infrastructure as financial resources and business prospects make these acquisitions desirable. To this end, we are examining specific opportunities to extend our current production and marketing platform with strategic and synergistic acquisitions. In addition, we plan to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the United States.

•	Lower the carbon intensity of our ethanol. We plan to further reduce the carbon intensity of the ethanol we produce. We are able to sell this lower carbon intensity ethanol in certain regions at premium prices compared to higher carbon intensity ethanol. We are able to charge premium prices for this ethanol based on state laws and regulations, such as Low-Carbon Fuel Standards enacted in California and Oregon that require blenders to use lower carbon intensity ethanol in their gasoline. When available and cost-effective, we intend to use feedstock other than corn, including cellulosic feedstock, as the raw material used in the production of ethanol to further reduce the carbon intensity of our ethanol.

•	Extend our marketing business into new regional and international markets. We have strengthened our market position in the Midwest through our acquisition in mid-2015 of Aventine Renewable Energy Holdings, Inc., now known as Pacific Ethanol Central, LLC, or Aventine. We intend to pursue opportunities to extend our marketing business into new regional markets within reach from our plants in Illinois and Nebraska. We also plan to continue to leverage our new relationships with our customers to market and sell additional ethanol sourced from third parties. In addition, we are exploring opportunities to market and sell ethanol internationally.

•	Implement new technologies. We intend to continue to evaluate and implement new equipment and technologies to increase the production yields and efficiencies of our ethanol plants, reduce our use of carbon-based fuels, use other feedstocks and allow us to produce advanced biofuels as financial resources and market conditions justify these investments.

Competitive Strengths

We believe that our competitive strengths include the following:

•	Our customer and supplier relationships. We have extensive business relationships with customers and suppliers throughout the United States. In addition, we have developed extensive business relationships with major and independent un-branded gasoline suppliers who collectively control the majority of all gasoline sales in those regions.

•	Our ethanol distribution network. We believe we have a competitive advantage due to our experience in marketing to customers in major metropolitan and rural markets in the United States. We have developed an ethanol distribution network for delivery of ethanol by truck to virtually every significant fuel terminal as well as to numerous smaller fuel terminals throughout California and other Western states. Fuel terminals have limited storage capacity and we have successfully secured storage tanks at many of the terminals we service. In addition, we have an extensive network of third-party delivery trucks available to deliver ethanol throughout the Western United States. In the Midwest, we have the ability to sell and deliver products in bulk via unit trains providing us access to western, gulf coast and international markets. Further, the additional higher valued co-products can be sold at premium prices under fixed price, longer-term contracts (up to 12 months) thus providing a more stable source of revenue in what can be a volatile commodity industry.

•	Our strategic locations. We operate our ethanol plants in markets where we believe their individual locations, as well as our overall ethanol production and marketing platform, provide strategic advantages. Our production in both the Western United States and in the Midwest enables us to source ethanol from two different regions, which we believe allows us to address regional inefficiencies and other challenges such as rail congestion and other supply constraints, as well as pricing anomalies.

o	We operate four plants in the Western United States where we believe local characteristics create an opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities in other regions. We believe a combination of factors enables us to achieve this cost advantage, including:

▪	Locations near fuel blending facilities lower our ethanol transportation costs while providing timing and logistical advantages over competing locations that require ethanol to be shipped over much longer distances, and in many cases, require double-handling.

▪	Locations adjacent to major rail lines allow the efficient delivery of corn in large unit trains from major corn-producing regions and allow for the efficient delivery of ethanol in large unit trains to other markets, including markets with higher demand.

▪	Locations near large concentrations of dairy and/or beef cattle enable delivery of WDG, over short distances without the need for costly drying processes.

o	We operate four plants in the Midwest which enables us to participate in the largest regional ethanol market in the United States as well as international markets. Our Midwest locations, coupled with our locations in the Western United States, also allow us many advantages over locations solely on the West Coast, including:

▪	Locations in diverse markets assist us in spreading commodity and basis price risks across markets and products, supporting our efforts to optimize margin management.

▪	Locations in the Midwest enhance our overall hedging opportunities with a greater correlation to the highly-liquid physical and paper markets in Chicago.

▪	Locations in diverse markets support heightened flexibility and alternatives in feedstock procurement for our various production facilities.

▪	Our Illinois facilities provide excellent logistical access via rail, truck and barge. The relatively unique wet milling process at one of our Illinois facilities allows us to extract the highest use and value from each component of the corn kernel. As a result, the wet milling process generates a higher level of cost recovery from corn than that produced at a dry mill.

▪	Locations in the Midwest allow us deeper market insight and engagement in major ethanol and feed markets outside the Western United States, thereby improving pricing opportunities.

•	Our low carbon-intensity ethanol. California and Oregon have enacted Low-Carbon Fuel Standards for transportation fuels. Under these Low-Carbon Fuel Standards, the ethanol we produce at our production facilities in the Western United States has a lower carbon-intensity than most ethanol produced at plants by other producers. This is primarily because our plants located on the West Coast use less energy in their production processes. The ethanol produced in California by other producers, all of which we market, also has a lower carbon-intensity rating than either gasoline or ethanol produced in the Midwest. The lower carbon-intensity rating of ethanol we produce at our plants located on the West Coast or otherwise resell from third-party California producers is valued in the market by our customers and has enabled us to capture premium prices for this ethanol.

•	Modern technologies. Our plants use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies to achieve lower operating costs, higher yields and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels.

•	Our experienced management. Our senior management team has a proven track record with significant operational and financial expertise and many years of experience in the ethanol, fuel and energy industries. Our senior executives, who average approximately 15 years of industry experience, have successfully navigated a wide variety of business and industry-specific challenges and deeply understand of the business of successfully producing and marketing ethanol and its co-products.

We believe that these competitive strengths will help us attain our goal to advance our position and significantly increase our market share as a leading producer and marketer of low-carbon renewable fuels in the United States.

Industry Overview and Market Opportunity

Overview of Ethanol Market

The primary applications for fuel-grade ethanol in the United States include:

•	Octane enhancer. On average, regular unleaded gasoline has an octane rating of 87 and premium unleaded gasoline has an octane rating of 91. In contrast, pure ethanol has an average octane rating of 113. Adding ethanol to gasoline enables refiners to produce greater quantities of lower octane blend stock with an octane rating of less than 87 before blending. In addition, ethanol is commonly added to finished regular grade gasoline as a means of producing higher octane mid-grade and premium gasoline.

•	Fuel blending. In addition to its performance and environmental benefits, ethanol is used to extend fuel supplies. In light of the need for transportation fuel in the United States and the dependence on foreign crude oil and refined products, the United States is increasingly seeking domestic sources of fuel. Much of the ethanol blending throughout the United States is done for the purpose of extending the volume of fuel sold at the gasoline pump.

•	Renewable fuels. Ethanol is blended with gasoline to enable gasoline refiners to comply with a variety of governmental programs, in particular, the national Renewable Fuel Standard, or RFS, which was enacted to promote alternatives to fossil fuels. See “—Governmental Regulation.”

The United States ethanol industry is supported by federal and state legislation and regulation. For example, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior RFS. Under the RFS, the mandated use of all renewable fuels rises incrementally in succeeding years and peaks at 36.0 billion gallons by 2022. Under the RFS, approximately 14.0 billion gallons in 2015 and 14.5 billion gallons in 2016 were required from conventional, or corn-based, ethanol. Under the RFS, 15.0 billion gallons are required from conventional ethanol in 2017. The RFS allows the Environmental Protection Agency, or EPA, to adjust the annual requirement based on certain facts.

According to the Renewable Fuels Association, the domestic ethanol industry produced a record of approximately 15.3 billion gallons of ethanol in 2016. We believe that the ethanol market in California alone represented approximately 10% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol is not shipped in these types of pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks.

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

According to the DOE, total annual gasoline consumption in the United States is approximately 143 billion gallons and total annual ethanol consumption represented approximately 10% of this amount in 2016. The domestic ethanol industry has substantially reached this 10% blend ratio, and we believe the industry has significant potential for growth in the event the industry can migrate to an up to 15% blend ratio, which would translate into an annual demand of up to 20 billion gallons of ethanol.

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

Producing WDG also allows us to use up to one-third less process energy, thus reducing production costs and lowering the carbon footprint of these plants, thereby increasing demand in California where premiums are paid for the low-carbon attributes.

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

Customers

We market and sell through our wholly-owned subsidiary, Kinergy Marketing LLC, or Kinergy, all of the ethanol produced by our production facilities. Kinergy also markets ethanol produced by third parties. We have extensive customer relationships throughout the Western and Midwestern United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. Our customers depend on us to provide a reliable supply of ethanol, and manage the logistics and timing of delivery with very little effort on their side. Our customers collectively require ethanol volumes in excess of the supplies we produce at our production facilities. We secure additional ethanol supplies from third-party plants in California and other third-party suppliers in the Midwest where a majority of ethanol producers are located. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We also market all of the co-products produced at our plants. We do not market co-products from other ethanol producers. Our co-products include WDG, DDGS, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, distillers yeast and CO2. We market our distillers grains and other feed co-products to dairies and feedlots, in many cases located near our ethanol plants. These customers use our feed co-products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers.

Our production segment generated $792.6 million, $527.7 million and $450.5 million in net sales for the years ended December 31, 2016, 2015 and 2014, respectively, from the sale of ethanol. Our production segment generated $253.2 million, $182.5 million and $111.9 million in net sales for the years ended December 31, 2016, 2015 and 2014, respectively, from the sale of co-products.

During 2016, 2015 and 2014, our production segment sold an aggregate of approximately 484.1 million, 319.2 million and 183.5 million gallons of fuel-grade ethanol and 2.8 million, 2.1 million and 1.5 million tons of ethanol co-products, respectively.

Our marketing segment generated $579.0 million, $481.0 million and $545.0 million in net sales for the years ended December 31, 2016, 2015 and 2014, respectively, from the sale of ethanol.

During 2016, 2015 and 2014, we produced or purchased ethanol from third parties and resold an aggregate of approximately 816 million, 594 million and 400 million gallons of fuel-grade ethanol to approximately 81, 69 and 41 customers, respectively. Sales to our three largest customers, Chevron Products USA, Valero Energy Corporation and Tesoro Refining and Marketing Company LLC in 2016, 2015 and 2014 represented an aggregate of approximately 35%, 39% and 51%, of our net sales, respectively. Sales to each of our other customers represented less than 10% of our net sales in each of 2016, 2015 and 2014.

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

During 2016, 2015 and 2014, purchases of corn from our three largest suppliers represented an aggregate of approximately 34%, 41% and 52% of our total corn purchases, respectively, for those periods. Purchases from each of our other corn suppliers represented less than 10% of total corn purchases in each of 2016, 2015 and 2014.

Marketing Segment

Our marketing operations are dependent upon various third-party producers of fuel-grade ethanol. In addition, we provide ethanol transportation, storage and delivery services through third-party service providers with whom we have contracted to receive ethanol at agreed upon locations from our third-party suppliers and to store and/or deliver the ethanol to agreed-upon locations on behalf of our customers. These contracts generally run from year-to-year, subject to termination by either party upon advance written notice before the end of the then current annual term.

During 2016, 2015 and 2014, we purchased and resold from third parties an aggregate of approximately 334 million, 274 million and 217 million gallons, respectively, of fuel-grade ethanol.

During 2016, 2015 and 2014, purchases of fuel-grade ethanol from our three largest third-party suppliers represented an aggregate of approximately 35%, 32% and 49% of our total third-party ethanol purchases, respectively, for those periods. Purchases from each of our other third-party ethanol suppliers represented less than 10% of total third-party ethanol purchases in each of 2016, 2015 and 2014.

Pacific Ethanol Plants

The table below provides an overview of our eight ethanol production facilities. Our plants have an aggregate annual production capacity of up to 515 million gallons. All of our plants are currently operational. As market conditions change, we may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

We wholly-own all of our plants located on the West Coast and the two plants in Pekin, Illinois. We own approximately 74% of the plants in Aurora, Nebraska as well as the grain elevator adjacent to those properties and related grain handling assets, including the outer rail loop, and the real property on which they are located, through Pacific Aurora, an entity owned approximately 26% by ACEC.

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

Commodity Risk Management

We employ various risk mitigation techniques. For example, we may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price or variable-price contracts with our suppliers, as well as entering into derivative contracts for ethanol, corn and natural gas. To mitigate ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks by selling exchange-traded futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins. However, given the nature of our business, we cannot effectively hedge against extreme volatility or certain market conditions. For example, ethanol prices, as reported by the Chicago Board of Trade, or CBOT, ranged from $1.31 to $1.75 per gallon during 2016, from $1.31 to $1.69 per gallon during 2015 and from $1.50 to $3.52 per gallon during 2014; and corn prices, as reported by the CBOT, ranged from $3.02 to $4.38 per bushel during 2016, from $3.48 to $4.34 per bushel during 2015 and from $3.21 to $5.16 per bushel during 2014.

Marketing Arrangements

We market all the ethanol produced at our production facilities. In addition, we have exclusive ethanol marketing agreements with two third-party ethanol producers, Calgren Renewable Fuels, LLC and AE Advanced Fuels Keyes, Inc., to market and sell their entire ethanol production volumes. Calgren Renewable Fuels, LLC owns and operates an ethanol production facility in Pixley, California with annual production capacity of 55 million gallons. AE Advanced Fuels Keyes, Inc. owns and operates an ethanol production facility in Keyes, California with annual production capacity of 55 million gallons. We intend to evaluate and pursue opportunities to enter into marketing arrangements with other third-party ethanol producers as business prospects make these marketing arrangements advisable.

Competition

We are the sixth largest producer of ethanol in the United States based on annualized volumes and operate in the highly competitive ethanol production and marketing industry. The largest ethanol producers in the United States are Archer Daniels Midland Company, Green Plains, Inc. and Valero Energy Corporation, collectively with approximately 30% of the total installed ethanol production capacity in the United States. In addition, there are many mid-size producers with several plants under ownership, smaller producers with one or two plants, and several ethanol marketers that create significant competition. Overall, we believe there are over 200 ethanol production facilities in the United States with a total installed production capacity of approximately 16.0 billion gallons and many brokers and marketers with whom we compete for sales of ethanol and its co-products.

We believe that our competitive strengths include our customer and supplier relationships, our extensive ethanol distribution network, our strategic locations, our low carbon-intensity ethanol, our use of modern technologies at our production facilities and our experienced management. We believe that these advantages will help us to attain our goal to advance our position and significantly increase our market share as a leading producer and marketer of low-carbon renewable fuels in the United States.

Most of the largest metropolitan areas in the United States have fuel terminals served by rail, but other major metropolitan areas and more remote smaller cities and rural areas do not. We believe that we have a competitive advantage in the Western United States in particular due to our experience in marketing to the segment of customers located in major metropolitan and rural markets in the Western United States. We manage the complicated logistics of shipping ethanol to intermediate storage locations throughout the Western United States and trucking the ethanol from these storage locations to blending racks where the ethanol is blended with gasoline. We believe that by establishing an efficient service for truck deliveries to these more remote locations, we have differentiated ourselves from our competitors on the West Coast. In addition, due to our plant locations on the West Coast, we believe that we benefit from our ability to increase spot sales of ethanol from those plants following ethanol price spikes caused from time to time by rail delays in delivering ethanol from the Midwest to the Western United States.

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

National Energy Legislation

The Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior RFS. The RFS significantly increases the mandated use of renewable fuels, rising incrementally each year, to 36.0 billion gallons by 2022.

Under the provisions of the Energy Independence and Security Act of 2007, the EPA has the authority to waive the mandated RFS requirements in whole or in part. To grant a waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that there is inadequate domestic renewable fuel supply or implementation of the requirement would severely harm the economy or environment of a state, region or the United States as a whole.

Legislation aimed at reducing or eliminating the renewable fuel use required by the RFS has been introduced since the 115th United States Congress began on January 3, 2017. On January 3, 2017, the Leave Ethanol Volumes at Existing Levels (LEVEL) Act (H.R. 119) was introduced in the House of Representatives. The bill would freeze renewable fuel blending requirements under the RFS at 7.5 billion gallons per year, prohibit the sale of gasoline containing more than 10% ethanol, and revoke the EPA’s approval of E15 blends. On January 31, 2017, a bill (H.R. 777) was introduced in the House of Representatives that would require the EPA and National Academies of Sciences to conduct a study on “the implications of the use of mid-level ethanol blends”. A mid-level ethanol blend is an ethanol gasoline blend containing 10-20% ethanol by volume, including E15 and E20, that is intended to be used in any conventional gasoline powered motor vehicle or nonroad vehicle or engine. Also on January 31, 2017, a bill (H.R. 776) was introduced in the House of Representatives that would limit the volume of cellulosic biofuel required under the RFS to what is commercially available. On March 2, 2017, a bill (H.R. 1315) was introduced in the House of Representatives that would cap the volume of ethanol in gasoline at 10%. On the same day, the RFS Elimination Act (H.R. 1314) was introduced, which would fully repeal the RFS.

All of these bills were assigned to a congressional committee, which will consider them before possibly sending any of them on to the House of Representatives as a whole. No legislation affecting the RFS or ethanol has been introduced in the Senate so far this session.

E15 (a Blend of Gasoline and Ethanol)

The EPA has allowed fuel and fuel-additive manufacturers to introduce into commercial gasoline that contains greater than 10% ethanol by volume, up to 15% ethanol by volume, or E15, for vehicles from model year 2001 and beyond. Additional changes to some states’ laws to allow for the use of E15 are still required; however, commercial sale of E15 has begun in some states. At the end of 2016, there were over 600 stations offering E15. We anticipate E15 sales and the number of stations offering E15 fuel will double in 2017.

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

The California Air Resources Board has engaged in a comprehensive process to consider extending California’s Low-Carbon Fuel Standard through 2030, applying aggressive new carbon intensity reduction targets for the final 10 years. We believe the revised program will be beneficial as we produce among the lowest carbon intensity ethanol commercially available, and we receive a premium for the fuel we sell into the California marketplace, which we expect will increase as the compliance curve steepens, which began in 2016.

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

Employees

As of March 15, 2017, we had approximately 500 full-time employees. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. Approximately 140 of our employees are presently represented by a labor union and covered by a collective bargaining agreement. We have never had a work stoppage or strike and we consider our relations with our employees to be good.

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

We have incurred significant losses and negative operating cash flow in the past. For the year ended December 31, 2015, we incurred consolidated net losses of approximately $18.9 million and incurred negative operating cash flow of $26.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Increased ethanol production or higher inventory levels may cause a decline in ethanol prices or prevent ethanol prices from rising, and may have other negative effects, adversely impacting our results of operations, cash flows and financial condition.

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the Renewable Fuels Association, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in January 1999 to a record 16.0 billion gallons in 2016. In addition, if ethanol production margins improve, we anticipate that owners of ethanol production facilities will increase production levels, thereby resulting in more abundant ethanol supplies and inventories. Any increase in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $1.31 to $1.75 per gallon during 2016, $1.31 to $1.69 per gallon during 2015 and $1.50 to $3.52 per gallon during 2014. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

Disruptions in ethanol production or distribution infrastructure may adversely affect our business, results of operations and financial condition.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at our plants and other considerations related to production efficiencies, our plants depend on just-in-time delivery of corn. The production of ethanol also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our plants need or may not be able to supply those resources on acceptable terms. During 2014, poor weather caused disruptions in rail transportation, which slowed the delivery of ethanol by rail, the principle manner by which ethanol from our plants located in the Midwest is transported to market. Disruptions in the ethanol production or distribution infrastructure, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy, and could delay transport of our ethanol to market, and may require us to halt production at one or more plants, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our plant indebtedness exposes us to many risks that could negatively impact our business, our business prospects, our liquidity and our cash flows and results of operations.

Our plants located in the Midwest have significant indebtedness. Unlike traditional term debt, the terms of our plant loans require amortizing payments of principal over the lives of the loans and our borrowing availability under our plant credit facilities periodically and automatically declines through the maturity dates of those facilities. Our plant indebtedness could:

•	make it more difficult to pay or refinance our debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

•	limit our flexibility to pursue strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors who have less debt;

•	require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, dividend payments and other general corporate purposes; or

•	Limit our ability to procure additional financing for working capital or other purposes.

Our term loans and credit facilities also require compliance with numerous financial and other covenants. In addition, our plant indebtedness bears interest at variable rates. An increase in prevailing interest rates would likewise increase our debt service obligations and could materially and adversely affect our cash flows and results of operations.

Our ability to generate sufficient cash to make all principal and interest payments when due depends on our performance, which is subject to a variety of factors beyond our control, including the supply of and demand for ethanol and co-products, ethanol and co-product prices, the cost of key production inputs, and many other factors incident to the ethanol production and marketing industry. We cannot provide any assurance that we will be able to timely satisfy such obligations. Our failure to timely satisfy our debt obligations could have a material adverse effect on our business, business prospects, liquidity, cash flows and results of operations.

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

The EPA has implemented the RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. The domestic market for ethanol is significantly impacted by federal mandates under the RFS program for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for ethanol will be largely dependent upon incentives to blend ethanol into motor fuels, including the relative price of gasoline versus ethanol, the relative octane value of ethanol, constraints in the ability of vehicles to use higher ethanol blends, the RFS, and other applicable environmental requirements. Any significant increase in production capacity above the RFS minimum requirements may have an adverse impact on ethanol prices.

Legislation aimed at reducing or eliminating the renewable fuel use required by the RFS has been introduced in the United States Congress. On January 3, 2017, the Leave Ethanol Volumes at Existing Levels (LEVEL) Act (H.R. 119) was introduced in the House of Representatives. The bill would freeze renewable fuel blending requirements under the RFS at 7.5 billion gallons per year, prohibit the sale of gasoline containing more than 10% ethanol, and revoke the EPA’s approval of E15 blends. On January 31, 2017, a bill (H.R. 777) was introduced in the House of Representatives that would require the EPA and National Academies of Sciences to conduct a study on “the implications of the use of mid-level ethanol blends”. A mid-level ethanol blend is an ethanol gasoline blend containing 10-20% ethanol by volume, including E15 and E20, that is intended to be used in any conventional gasoline powered motor vehicle or nonroad vehicle or engine. Also on January 31, 2017, a bill (H.R. 776) was introduced in the House of Representatives that would limit the volume of cellulosic biofuel required under the RFS to what is commercially available. On March 2, 2017, a bill (H.R. 1315) was introduced in the House of Representatives that would cap the volume of ethanol in gasoline at 10%. On the same day, the RFS Elimination Act (H.R. 1314) was introduced, which would fully repeal the RFS.

All of these bills were assigned to a congressional committee, which will consider them before possibly sending any of them on to the House of Representatives as a whole. Our operations could be adversely impacted if any legislation is enacted that reduces or eliminates the RFS volume requirements or that reduces or eliminates corn ethanol as qualifying as a renewable fuel under the RFS.

Under the provisions of the Clean Air Act, as amended by the Energy Independence and Security Act of 2007, the EPA has limited authority to waive or reduce the mandated RFS requirements, which authority is subject to consultation with the Secretaries of Agriculture and Energy, and based on a determination that there is inadequate domestic renewable fuel supply or implementation of the applicable requirements would severely harm the economy or environment of a state, region or the United States. Our results of operations, cash flows and financial condition could be adversely impacted if the EPA reduces the RFS requirements from the statutory levels specified in the RFS.

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

We also face competition from international suppliers. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that are generally substantially lower than our cost structures. Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to compete effectively, which could adversely affect our business, financial condition and results of operations.

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

As of December 31, 2016, of our $117.7 million of federal NOLs, we had $101.4 million of federal NOLs that are limited in their annual use under Section 382 of the Code. Accordingly, our ability to utilize these NOL carryforwards may be substantially limited. These limitations could in turn result in increased future tax obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is not diversified. The high concentration of our sales within the ethanol production and marketing industry could result in a significant reduction in sales and negatively affect our profitability if demand for ethanol declines.

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

The majority of our sales are generated from a small number of customers. During 2016, 2015 and 2014, three customers accounted for an aggregate of approximately $572 million, $467 million and $569 million in net sales, representing 35%, 39% and 51% of our net sales, respectively, for those periods. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified volume or dollar value of ethanol or co-products, or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At December 31, 2016, we had approximately $287.2 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

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

Demand for ethanol could be adversely affected by a slow-down in the overall demand for oxygenate and gasoline additive products. The levels of our ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly and annual results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or an annual basis.

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

Upon the conversion of our outstanding non-voting common stock, if the resulting shares of common stock are resold into the market, or if a perception exists that a substantial number of shares of common stock may be issued and then resold into the market, the market price of our common stock and the value of your investment could decline significantly.

We have non-voting common stock outstanding that may be converted into our common stock. Sales of a substantial number of shares of our common stock underlying our non-voting common stock, or even the perception that these sales could occur, could adversely affect the market price of our common stock. As a result, you could experience a significant decline in the value of your investment

Item 1B.	Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2016 fiscal year and that remain unresolved.

Item 2.	Properties.

Our corporate headquarters, located in Sacramento, California, consists of a 10,000 square foot office under a lease expiring in 2018. We have plants located in Madera, California, at a 137 acre facility; Boardman, Oregon, at a 25 acre facility; Burley, Idaho, at a 160 acre facility; and Stockton, California, at a 30 acre facility. We own the land in Madera, California and Burley, Idaho. The land in Boardman, Oregon and Stockton, California are leased under leases expiring in 2026 and 2022, respectively. We also have plants located in Pekin, Illinois at a 94 acre facility and Aurora, Nebraska, at a 96 acre facility. We own the land in Pekin, Illinois and Aurora, Nebraska, as well as the grain handling facility, loop track and the real property on which they are located in Aurora, Nebraska. We also own an idled ethanol production facility in Canton, Illinois on a 289 acre facility, of which a significant portion is farm land. Our production segment includes ethanol production facilities. See “Business—Production Facilities.”

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

On February 27, 2015, Western Sugar filed a complaint in the United States District Court for the District of Colorado (Case No. 1:15-cv-00415) naming Aventine Renewable Energy, Inc. (“ARE, Inc.”), one of Aventine’s subsidiaries, as defendant. Western Sugar amended its complaint on April 21, 2015. ARE, Inc. purchased surplus sugar through a United States Department of Agriculture program. Western Sugar was one of the entities that warehoused this sugar for ARE, Inc. The suit alleged that ARE, Inc. breached its contract with Western Sugar by failing to pay certain penalty rates for the storage of its sugar or alternatively failing to pay a premium rate for storage. Western Sugar alleged that the penalty rates applied because ARE, Inc. failed to take timely delivery or otherwise cause timely shipment of the sugar. Western Sugar claimed “expectation damages” in the amount of approximately $8.6 million. ARE, Inc. filed answers to Western Sugar’s complaint and amended complaint generally denying Western Sugar’s allegations and asserting various defenses. On December 29, 2016, Western Sugar and ARE, Inc. entered into a settlement pursuant to which ARE Inc. paid $1.7 million and Western Sugar filed a Stipulation of Dismissal with prejudice. As a result we reduced our litigation reserve by $1.1 million and recognized the amount as a recovery in selling, general and administrative expenses for the year ended December 31, 2016.

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

	Price Range
	High	Low
Year Ended December 31, 2016:
First Quarter (January 1 – March 31)	$5.85	$2.41
Second Quarter (April 1 – June 30)	$6.76	$3.67
Third Quarter (July 1 – September 30)	$7.50	$5.37
Fourth Quarter (October 1 – December 31)	$10.95	$5.75

Year Ended December 31, 2015:
First Quarter	$12.16	$7.51
Second Quarter	$13.70	$9.90
Third Quarter	$10.45	$6.11
Fourth Quarter	$7.64	$3.74

Security Holders

As of March 15, 2017, we had 39,811,296 shares of common stock outstanding held of record by approximately 270 stockholders and 3,540,132 shares of non-voting common stock outstanding held of record by one stockholder. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 14, 2017, the closing sales price of our common stock on The NASDAQ Capital Market was $7.00 per share.

Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Composite Index and The NASDAQ Clean Edge Green Energy Index, or Peer Group, in each case over the five-year period ended December 31, 2016.

The graph assumes $100 invested at the indicated starting date in our common stock and in each of The NASDAQ Composite Index and the Peer Group, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns. This graph assumes that the value of the investment in our common stock and each of the comparison groups was $100 on December 31, 2011.

	Cumulative Total Return ($)
	12/11	12/12	12/13	12/14	12/15	12/16
PACIFIC ETHANOL, INC.	100.00	29.82	32.01	64.97	30.06	59.75
THE NASDAQ COMPOSITE INDEX	100.00	116.41	165.47	188.69	200.32	216.54
THE NASDAQ CLEAN EDGE GREEN ENERGY INDEX	100.00	107.45	212.14	223.41	241.05	227.07

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. Further, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly in arrears. In 2014, 2015 and 2016, we declared and paid in cash dividends on our outstanding shares of Series B Preferred Stock as they became due. Accrued and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of shares of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial data. We prepared this information using our consolidated financial statements for each of the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,624,758	$1,191,176	$1,107,412	$908,437	$816,044
Cost of goods sold	1,572,926	1,183,766	998,927	875,507	835,568
Gross profit (loss)	51,832	7,410	108,485	32,930	(19,524)
Selling, general and administrative expenses	28,323	23,412	17,108	14,021	12,141
Asset impairment	–	1,970	–	–	–
Income (loss) from operations	23,509	(17,972)	91,377	18,909	(31,665)
Fair value adjustments and warrant inducements	(557)	1,641	(37,532)	(1,013)	1,954
Interest expense, net	(22,406)	(12,594)	(9,438)	(15,671)	(13,049)
Loss on extinguishments of debt	–	–	(2,363)	(3,035)	–
Other income (expense), net	(1)	18	(905)	(352)	(595)
Income (loss) before provision for income taxes	545	(28,907)	41,139	(1,162)	(43,355)
Provision (benefit) for income taxes	(981)	(10,034)	15,137	–	–
Consolidated net income (loss)	1,526	(18,873)	26,002	(1,162)	(43,355)
Net (income) loss attributed to noncontrolling interests	(107)	87	(4,713)	381	24,298
Net income (loss) attributed to Pacific Ethanol, Inc.	$1,419	$(18,786)	$21,289	$(781)	$(19,057)
Preferred stock dividends	(1,269)	(1,265)	(1,265)	(1,265)	(1,268)
Income allocated to participating securities	(2)	–	(585)	–	–
Income (loss) available to common stockholders	$148	$(20,051)	$19,439	$(2,046)	$(20,325)
Income (loss) per share, basic	$0.00	$(0.60)	$0.93	$(0.17)	$(2.81)
Income (loss) per share, diluted	$0.00	$(0.60)	$0.86	$(0.17)	$(2.81)
Weighted-average shares outstanding, basic	42,182	33,173	20,810	12,264	7,224
Weighted-average shares outstanding, diluted	42,251	33,173	22,669	12,264	7,224

Consolidated Balance Sheet Data:
Cash and cash equivalents	$68,590	$52,712	$62,084	$5,151	$7,586
Working capital	$156,360	$125,033	$112,498	$51,161	$45,017
Total assets	$708,238	$674,680	$297,540	$239,986	$213,516
Long-term debt, net of current portion	$188,028	$203,861	$34,177	$98,095	$119,835
Stockholders’ equity	$418,261	$371,544	$217,982	$94,901	$72,907

No cash dividends on our common stock were declared during any of the periods presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We own and operate eight strategically-located ethanol production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, and four of our plants are located in the Midwestern states of Illinois and Nebraska. We are the sixth largest producer of ethanol in the United States based on annualized volumes. Our plants have a combined ethanol production capacity of 515 million gallons per year. We market all the ethanol and co-products produced at our plants as well as ethanol produced by third parties. On an annualized basis, we market nearly 1.0 billion gallons of ethanol and over 1.5 million tons of ethanol co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

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

Production Segment

We produce ethanol and co-products at our production facilities described below. Our plants located on the West Coast are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. Our plants located in the Midwest are in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, our ability to load unit trains from our plants located in the Midwest allows for greater access to international markets.

We wholly-own all of our plants located on the West Coast and the two plants in Pekin, Illinois. We own approximately 74% of the two plants in Aurora, Nebraska as well as the grain elevator adjacent to those properties and related grain handling assets, including the outer rail loop, and the real property on which they are located, through an entity owned approximately 26% by Aurora Cooperative Elevator Company, or ACEC.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)
Magic Valley	Burley, ID	60,000,000
Columbia	Boardman, OR	40,000,000
Stockton	Stockton, CA	60,000,000
Madera	Madera, CA	40,000,000
Aurora West	Aurora, NE	110,000,000
Aurora East	Aurora, NE	45,000,000
Pekin Wet	Pekin, IL	100,000,000
Pekin Dry	Pekin, IL	60,000,000

We produce ethanol co-products at our production facilities such as wet distillers grains, or WDG, dry distillers grains with solubles, or DDGS, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, distillers yeast and CO2.

Marketing Segment

We market ethanol and co-products produced by our ethanol production facilities and market ethanol produced by third parties. We have extensive customer relationships throughout the Western and Midwestern United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. Our customers depend on us to provide a reliable supply of ethanol, and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require ethanol volumes in excess of the supplies we produce at our production facilities. We secure additional ethanol supplies from third-party plants in California and other third-party suppliers in the Midwest where a majority of ethanol producers are located. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market our distillers grains and other feed co-products to dairies and feedlots, in many cases located near our ethanol plants. These customers use our feed co-products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market co-products from other ethanol producers.

See “Note 5 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Acquisition of Grain Elevator and Related Assets

On December 12, 2016, we entered into a contribution agreement with ACEC under which (i) we agreed to contribute to Pacific Aurora LLC, or Pacific Aurora, 100% of the equity interests of our wholly-owned subsidiaries, Pacific Ethanol Aurora East, LLC and Pacific Ethanol Aurora West, LLC, which own our Aurora East and Aurora West ethanol plants, respectively, to Pacific Aurora in exchange for approximately an 88% ownership interest in Pacific Aurora, and (ii) ACEC agreed to contribute to Pacific Aurora ACEC’s grain elevator adjacent to the Aurora East and Aurora West properties and related grain handling assets, including the outer rail loop and the real property on which they are located, in exchange for approximately a 12% ownership interest in Pacific Aurora. On December 15, 2016, concurrently with the closing of the contribution transaction, we sold approximately a 14% ownership interest in Pacific Aurora to ACEC for $30.0 million in cash, resulting in our ownership of approximately 74% of Pacific Aurora and ACEC’s ownership of approximately 26% of Pacific Aurora.

For financial reporting purposes, we consolidate 100% of the results of Pacific Aurora and record the amount attributed to ACEC as noncontrolling interests under the voting rights model. Since we controlled Pacific Ethanol Aurora East, LLC and Pacific Ethanol Aurora West, LLC prior to forming Pacific Aurora, we recorded no gain or loss on the contribution and concurrent sale of a portion of our interests in Pacific Aurora.

Current Initiatives and Outlook

During the fourth quarter of 2016, and for 2016 as a whole compared to 2015, we experienced improved crush margins, which reflect ethanol and co-product sales prices relative to production inputs such as corn and natural gas. Domestic ethanol demand remained strong throughout 2016 while exports grew year-over-year. Ethanol supply and demand on the whole were well balanced, providing stronger market conditions in 2016 compared to the prior year. Our results in 2016 also reflect the benefits of our Aventine acquisition and the successful integration of our Midwest assets as well as a number of initiatives that increased our production efficiencies, lowered our carbon score and strengthened our balance sheet.

Thus far in the first quarter of 2017, a period known for seasonally low demand, we have experienced better market conditions than in the prior two years at this time, although margins are compressed. Corn prices are favorable due to the record corn harvest, ethanol prices remain firm and gasoline prices are climbing, all of which creates a positive backdrop for improved margins.

Global demand for ethanol is growing 2-3% annually and we expect U.S. ethanol exports to continue growing year-over-year in 2017 as ethanol is increasingly blended in international markets to meet octane requirements and reduce emissions. Moreover, approximately 30 countries have renewable fuel standards or targets further supporting international demand for ethanol.

We also see continued support for the ethanol industry on the regulatory front. We believe the new administration will be supportive of policies such as the RFS that prioritize domestic sources of energy. Although currently on hold due to the new administration’s suspension in new regulations, we expect effectiveness of the 2017 Renewable Volume Obligations by the end of March.

In addition, we anticipate E15 sales and distribution infrastructure will continue to grow in 2017, with the number of stations offering E15 fuel to double by the end of 2017, up from approximately 600 stations at the end of 2016. Overall, we see a supportive environment for ethanol and anticipate that we will perform well financially in 2017.

We continue to focus on implementing plant improvement projects to optimize our production, lower our carbon score and produce meaningful near-term returns.

We implemented an industrial scale membrane system at our Madera facility that separates water from ethanol during the plant’s dehydration process. We are in the process of analyzing data from commercial operation of the membrane system and expect the system to increase operating efficiencies, lower our production costs and reduce the carbon intensity of ethanol produced at this facility. Also at our Madera facility, we are continuing to work toward installing a five megawatt solar photovoltaic power system, the first ever commercial solar power system installed at a U.S. ethanol facility, with the goal of beginning full-scale operations in early 2018. We expect the system to lower our carbon score and lower our utility costs by over $1.0 million per year, displacing up to one-third of the grid electricity currently used. These technologies are designed to increase operating efficiencies, lower production costs and reduce the carbon intensity of ethanol produced at our Madera facility, further driving premium pricing on ethanol produced at the facility.

We are also in the late stages of interconnecting our cogeneration system at our Stockton plant with Pacific Gas & Electric that will convert process waste gas and natural gas into electricity and steam, lowering air emissions and energy costs by up to $4.0 million per year. We expect to begin commercial operations of this system in the spring of 2017.

During the third quarter of 2016, we received the first ever approved registration from the EPA for producing cellulosic ethanol from corn fiber at our Stockton plant, qualifying this ethanol for special premiums over conventional ethanol. We are on track to produce over 1.0 million gallons of cellulosic ethanol at this facility annually and we continue to focus on fine-tuning our systems to maximize yields and production efficiencies. We also began generating high-value D3 RINs from the production of cellulosic ethanol at our Stockton plant.

Based on the success of this project, we intend to begin producing cellulosic ethanol at our Madera plant and expect to ultimately produce over 1.0 million gallons of cellulosic ethanol at this facility annually. Once commercial scale production is achieved, we expect cellulosic ethanol production from our Madera plant will increase earnings by over $2.0 million annually. We are working with the EPA to qualify this production for D3 RINs and we anticipate approval will occur near the time we expect to begin commercial operations in the second half of 2017.

We are also working with the California Air Resources Board to qualify our cellulosic production at both our Stockton and Madera facilities for additional carbon credits under California’s Low Carbon Fuel Standard.

Our initial budget for capital projects in 2017 totals $46.0 million, including $16.0 million in previously announced projects such as the completion of our Stockton cogeneration system, production of cellulosic ethanol at our Madera facility and our solar project. The remaining $30.0 million represents projects directed at increasing yields, increasing production capacities or revenues, improving operations, extending the reliability of our plants and equipment, reducing our costs or lowering our carbon score. We intend to fund these projects through a combination of cash on hand and cash flow or, where appropriate, low-cost financing. We plan to adjust our capital budget based on prudent resource management and market conditions and evaluate and prioritize each new investment to optimize stockholder return.

Late in the fourth quarter of 2016, we entered into a series of agreements to refinance our term debt associated with our Midwest assets and improve our liquidity, reducing our total debt outstanding by more than $12.0 million and reducing our annual interest costs by over $8.0 million. As part of those efforts, we expanded our relationship with ACEC by agreeing to contribute our Aurora, Nebraska plant assets into a newly created entity into which ACEC contributed its grain elevator with 3.5 million bushels of storage capacity, loop track, related land and other assets. The transaction with ACEC was immediately accretive to our stockholders and we expect the arrangement to reduce operating costs by over $5.0 million annually. In addition, the new arrangement fully integrates our Aurora plants and the grain facilities into a more functional and better performing single facility, enabling us to optimize grain procurement; more efficiently manage grain transfers; offer storage, drying and merchandising to local farmers; and providing us with additional growth opportunities.

We intend to continue to leverage our diverse base of production and marketing assets to expand our share of the renewable fuels and ethanol co-product markets. We also intend to continue to evaluate and invest in plant improvement initiatives using innovative technologies that generate meaningful near-term returns by enhancing plant efficiencies, reduce our carbon score and increase our profitability. We are also focused on further strengthening our balance sheet and liquidity while maintaining strong cash flows.

2016 Financial Performance Summary

Summary

Our consolidated net sales increased by 36%, or $434 million, to $1,625 million for 2016 from $1,191 million for 2015. Our net income available to common stockholders improved by $20.2 million from a net loss of $20.1 million for 2015 to net income of $0.1 million for 2016.

Factors that contributed to our results of operations for 2016 include:

•	Net sales. Our net sales for the period increased due to increases in both production and third-party gallons sold. Our production sales volume of ethanol increased 52% to 484 million gallons for 2016 from 319 million gallons for 2015 and our third-party sales volume increased 15% to 440 million gallons for 2016 from 382 million gallons for 2015. The increased production sales volume was primarily due a full year of production from our Midwest facilities, whereas in 2015, production from those facilities was included only since our acquisition of those facilities on July 1, 2015.

•	Gross margin. Our gross margin increased to 3.2% for 2016 from 0.6% for 2015. The improvement in our gross margin was primarily the result of higher corn crush margins driven by lower corn costs compared to 2015.

•	Selling, general and administrative expenses. Our selling, general and administrative expenses, or SG&A, increased by $4.9 million to $28.3 million for 2016, as compared to $23.4 million for 2015, primarily as a result of increased professional services costs related to financing efforts and legal matters. On a per gallon basis, however, our SG&A declined in 2016 compared to 2015.

•	Interest expense. Our interest expense increased by $9.8 million to $22.4 million for 2016 from $12.6 million for 2015. This increase is primarily due to increased average debt balances from our assumption of term debt from the Aventine acquisition and increased debt discount amortization from our early payoff of the debt. In December 2016, we issued term and revolving debt with significantly lower interest rates, which should lower interest expense in future periods.

Sales and Margins

We generate sales by marketing all the ethanol produced by our ethanol plants, all the ethanol produced by two other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market ethanol co-products, including WDG and DDGS, wet and dry corn gluten feed, condensed distillers soluble, corn gluten meal, corn germ, corn oil, distillers yeast and CO2, for our ethanol plants.

Our profitability is highly dependent on various commodity prices, including the market prices of ethanol, corn and natural gas.

Our average ethanol sales price remained relatively flat at $1.67 per gallon in 2016 compared to $1.68 per gallon in 2015. Similarly, the average price of ethanol, as reported by the CBOT, remained flat at $1.51 per gallon for 2016 and 2015.

Our average cost of corn decreased by 9% to $3.90 per bushel for 2016 from $4.29 per bushel for 2015. This decrease outpaced the decline in the average price of corn as reported by the CBOT, contributing to our improved margins.

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

Results of Operations

Accounting for the Results of Aventine and PE Op Co.

We closed our acquisition of Aventine on July 1, 2015 and, as a result, our results of operations include Aventine’s results of operations as of and for the year ended December 31, 2016 and only for the six months ended December 31, 2015. Further, since October 6, 2010, our consolidated financial statements have included the financial statements of PE Op Co., the holding company that owns the entities which own our plants located on the West Coast. As such, PE Op Co.’s financial statements in turn include the financial statements of those entities which own our plants located on the West Coast. On October 6, 2010, we purchased a 20% ownership interest in PE Op Co., which gave us the single largest equity position in PE Op Co. Based on our ownership interest as well as our asset management and marketing agreements with PE Op Co., we determined that, beginning on October 6, 2010, we were the primary beneficiary of PE Op Co., and as such, we consolidated PE Op Co.’s financial results with our financial results. We obtained full voting control of PE Op Co. on May 22, 2015 when we became the sole owner of PE Op Co., and as of December 31, 2015, we continued to hold a 100% ownership interest in PE Op Co.

Selected Financial Information

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Production gallons sold (in millions)	484.1	319.2	183.5	51.7%	74.0%
Third-party gallons sold (in millions)	440.4	382.3	329.7	15.2%	16.0%
Total gallons sold (in millions)	924.5	701.5	513.2	31.8%	36.7%
Ethanol production capacity utilization	94%	89%	92%	5.6%	(3.3)%
Average sales price per gallon	$1.67	$1.68	$2.48	(0.6)%	(32.3)%

Corn cost per bushel—CBOT equivalent	$3.63	$3.77	$4.21	(3.7)%	(10.5)%
Average basis(1)	$0.27	$0.52	$1.24	(48.1)%	(58.1)%
Delivered cost of corn	$3.90	$4.29	$5.45	(9.1)%	(21.3)%
Total co-product tons sold (in thousands)	2,760.6	2,099.4	1,496.0	31.5%	40.3%
Co-product revenues as % of delivered cost of corn(2)	35.1%	35.8%	32.5%	(2.0)%	10.2%
Average CBOT ethanol price per gallon	$1.51	$1.51	$2.07	–%	(27.1)%
Average CBOT corn price per bushel	$3.58	$3.77	$4.16	(5.0)%	(9.4)%

_______________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Years Ended		Dollar Change	Percentage Change	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2016	2015	(Unfavorable)	(Unfavorable)	2016	2015
	(dollars in thousands)
Net sales	$1,624,758	$1,191,176	$433,582	36.4%	100.0%	100.0%
Cost of goods sold	1,572,926	1,183,766	389,160	32.9%	96.8%	99.4%
Gross profit	51,832	7,410	44,422	599.5%	3.2%	0.6%
Selling, general and administrative expenses	28,323	23,412	(4,911)	(21.0)%	1.7%	2.0%
Asset impairment	–	1,970	1,970	100.0%	–%	0.2%
Income (loss) from operations	23,509	(17,972)	41,481	NM	1.4%	(1.5)%
Fair value adjustments	(557)	1,641	(2,198)	NM	(0.0)%	0.1%
Interest expense, net	(22,406)	(12,594)	(9,812)	(77.9)%	(1.4)%	(1.1)%
Other income (expense), net	(1)	18	(19)	NM	(0.0)%	–%
Income (loss) before provision for income taxes	545	(28,907)	29,452	NM	0.0%	(2.4)%
Provision (benefit) for income taxes	(981)	(10,034)	(9,053)	(90.2)%	(0.1)%	(0.8)%
Consolidated net income (loss)	1,526	(18,873)	20,399	NM	0.1%	(1.6)%
Net (income) loss attributed to noncontrolling interests	(107)	87	(194)	NM	–%	–%
Net income (loss) attributed to Pacific Ethanol, Inc.	$1,419	$(18,786)	$20,205	NM	0.1%	(1.6)%
Preferred stock dividends	(1,269)	(1,265)	(4)	(0.3)%	(0.1)%	(0.1)%
Income allocated to participating securities	(2)	–	(2)	NM	–%	–%
Income (loss) available to common stockholders	$148	$(20,051)	$20,199	NM	0.0%	(1.7)%

Net Sales

The increase in our consolidated net sales for 2016 as compared to 2015 was primarily due to an increase in our total gallons sold.

We increased both production and third-party gallons sold, and our volume of co-products sold, for 2016 as compared to 2015. The increases in volumes of our production gallons and co-products sold are primarily due to additional volumes from our plants located in the Midwest, as well as third-party sales. In addition, we expanded our customer base and our sales to a larger national footprint with the addition of regions we cover with our Midwest plants.

Our average sales price per gallon remained relatively flat at $1.67 for 2016 compared to our average sales price per gallon of $1.68 for 2015. Similarly, the average CBOT ethanol price per gallon, remained flat at $1.51 for 2016 compared to 2015.

Production Segment

Net sales of ethanol from our production segment increased by $264.9 million, or 50%, to $792.6 million for 2016 as compared to $527.7 million for 2015. Our total volume of production ethanol gallons sold increased by 164.9 million gallons, or 52%, to 484.1 million gallons for 2016 as compared to 319.2 million gallons for 2015. At our production segment’s average sales price per gallon of $1.62 for 2016, we generated $267.0 million in additional net sales from our production segment from the 164.9 million additional gallons of produced ethanol sold in 2016 as compared to 2015. The decline of $0.01, or 0.6%, in our production segment’s average sales price per gallon in 2016 as compared to 2015 reduced our net sales from our production segment by $2.1 million.

Net sales of co-products increased $70.7 million, or 39%, to $253.2 million for 2016 as compared to $182.5 million for 2015. Our total volume of co-products sold increased by 0.7 million tons to 2.8 million tons for 2016 from 2.1 million tons for 2015. At our average sales price per ton of $91.74 for 2016, we generated $60.7 million in additional net sales from the 0.7 million additional tons of co-products sold in 2016 as compared to 2015. In addition, the increase of $4.82, or 5.5%, in our average sales price per ton in 2016 as compared to 2015 increased our net sales from our production segment by $10.1 million.

Marketing Segment

Net sales of ethanol from our marketing segment increased by $98.0 million, or 20%, to $579.0 million for 2016 as compared to $481.0 million for 2015.

Our total volume of ethanol gallons sold by our marketing segment increased by 223.0 million gallons, or 32%, to 924.5 million gallons for 2016 as compared to 701.5 million gallons for 2015. Our additional production gallons sold accounted for 164.9 million gallons of this increase, as noted above, and our additional third-party gallons sold accounted for 58.1 million gallons of this increase.

The increase in production gallons sold by our marketing segment contributed insignificantly to net sales generated by our marketing segment, resulting in an additional $2.6 million in net sales, which were eliminated upon consolidation.

At our marketing segment’s average sales price per gallon of $1.72 for 2016, we generated $99.6 million in additional net sales from our marketing segment from the 58.1 million gallons in additional third-party ethanol sold in 2016 as compared to 2015. However, the decline of less than $0.01, or 0.3%, in our marketing segment’s average sales price per gallon in 2016 as compared to 2015 reduced our net sales from third-party ethanol sold by our marketing segment by $1.6 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit improved significantly to $51.8 million for 2016 from $7.4 million for 2015, representing a gross margin of 3.2% for 2016 compared to 0.6% for 2015. Our consolidated gross profit increased primarily due to a decline of $0.39 in our average delivered cost of corn per bushel in 2016 as compared to 2015.

Production Segment

Our production segment improved our consolidated gross profit by $41.0 million for 2016 as compared to 2015. Of this amount, $27.7 million is attributable to higher margins resulting primarily from our lower corn costs in 2016 as compared to 2015, and $13.3 million in higher gross profit is attributed to the 164.9 million gallon increase in production volumes sold in 2016 as compared to 2015.

Marketing Segment

Our marketing segment improved our consolidated gross profit by $1.5 million for 2016 as compared to 2015. Of this amount, $1.8 million is attributable to the 58.1 million gallon increase in third party marketing volumes in 2016 as compared to 2015, which was partially offset by $0.3 million in lower margins resulting primarily from our marketing segment’s lower average sales price per gallon in 2016 as compared to 2015.

Selling, General and Administrative Expenses

Our SG&A increased $4.9 million to $28.3 million for 2016 as compared to $23.4 million for the same period in 2015. The increase in SG&A is due to increased professional fees relating to our litigation matters, our costs associated with our transaction with ACEC and refinancing efforts during 2016 and an increase in compensation costs.

Interest Expense

Interest expense, net increased by $9.8 million to $22.4 million for 2016 from $12.6 million for 2015. Increased interest expense is primarily related to a full year of debt inherited in the Aventine acquisition associated with our Midwest facilities as well as increased debt discount amortization resulting from our early payoff of the debt. In December 2016, we refinanced our outstanding plant debt with new term and revolving debt at interest rates much lower than the prior debt which should result in lower interest expense in future periods.

Provision (Benefit) for Income Taxes

In 2016, we generated taxable income, however, we were able to offset taxable income against net operating losses in prior years. Further, we revised our estimate of our valuation allowance related to prior alternative minimum tax credits, which relates to a change in the tax code during the year, resulting in a net tax benefit for 2016.

Net (Income) Loss Attributed to Noncontrolling Interests

Net (income) loss attributed to noncontrolling interests relates to our consolidated treatment of PE Op Co., which indirectly owns our plants located on the West Coast, and Pacific Aurora. In 2015, PE Op Co. was not wholly owned for the entire year, but was wholly owned at the end of 2015. In 2016, we consolidated the assets associated with Pacific Aurora before and after the admission of a 26% equity owner of Pacific Aurora. For these applicable periods, we reduced our consolidated net income (loss) for the noncontrolling interests, which were the ownership interests that we did not own.

Preferred Stock Dividends

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid in cash dividends of $1.3 million for each of 2016 and 2015 in respect of our Series B Preferred Stock.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	Years Ended		Dollar Change	Percentage Change	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2015	2014	(Unfavorable)	(Unfavorable)	2015	2014
	(dollars in thousands)
Net sales	$1,191,176	$1,107,412	$83,764	7.6%	100.0%	100.0%
Cost of goods sold	1,183,766	998,927	(184,839)	(18.5)%	99.4%	90.2%
Gross profit	7,410	108,485	(101,075)	(93.2)%	0.6%	9.8%
Selling, general and administrative expenses	23,412	17,108	(6,304)	(36.8)%	2.0%	1.5%
Asset impairment	1,970	–	(1,970)	NM	0.2%	–%
Income (loss) from operations	(17,972)	91,377	(109,349)	NM	(1.5)%	8.3%
Fair value adjustments and warrant inducements	1,641	(37,532)	39,173	NM	0.1%	(3.4)%
Interest expense, net	(12,594)	(9,438)	(3,156)	(33.4)%	(1.1)%	(0.9)%
Loss on extinguishments of debt	–	(2,363)	2,363	100.0%	–%	(0.2)%
Other income (expense), net	18	(905)	923	NM	–%	(0.1)%
Income (loss) before provision for income taxes	(28,907)	41,139	(70,046)	NM	(2.4)%	3.7%
(Benefit) provision for income taxes	(10,034)	15,137	25,171	NM	(0.8)%	1.4%
Consolidated net income (loss)	(18,873)	26,002	(44,875)	NM	(1.6)%	2.3%
Net (income) loss attributed to noncontrolling interests	87	(4,713)	4,800	NM	–%	(0.4)%
Net income (loss) attributed to Pacific Ethanol, Inc.	$(18,786)	$21,289	$(40,075)	NM	(1.6)%	1.9%
Preferred stock dividends	(1,265)	(1,265)	–	–%	(0.1)%	(0.1)%
Income allocated to participating securities	–	(585)	585	100%	–%	(0.0)%
Income (loss) available to common stockholders	$(20,051)	$19,439	$(39,490)	NM	(1.7)%	1.8%

Net Sales

The increase in our consolidated net sales for 2015 as compared to 2014 was primarily due to an increase in our total gallons sold, which was partially offset by a decline in our average sales price per gallon.

We increased both production and third-party gallons sold, and our volume of co-products sold, for 2015 as compared to 2014. The increases in volumes of our production gallons and co-products sold are primarily due to additional volumes from our plants located in the Midwest, and, to a lesser extent, third-party supplier plants. In addition, we expanded our customer base and our sales to a larger national footprint with the addition of regions we cover with our Midwest plants.

Our average sales price per gallon decreased 32.3% to $1.68 for 2015 compared to our average sales price per gallon of $2.48 for 2014. Similarly, the average CBOT ethanol price per gallon, declined 27.1% to $1.51 for 2015 compared to an average CBOT sales price per gallon of $2.07 for 2014.

Production Segment

Net sales of ethanol from our production segment increased by $77.3 million, or 17%, to $527.7 million for 2015 as compared to $450.4 million for 2014. Our total volume of production ethanol gallons sold increased by 135.7 million gallons, or 74%, to 319.2 million gallons for 2015 as compared to 183.5 million gallons for 2014. Of the additional 135.7 million gallons of ethanol sold in 2015, an aggregate of 134.6 million gallons were attributable to production at our Midwestern plants which we acquired on July 1, 2015. At our production segment’s average sales price per gallon of $1.63 for 2015, we generated $221.2 million in additional net sales from our production segment from the 135.7 million additional gallons of produced ethanol sold in 2015 as compared to 2014. The decline of $0.78, or 32.4%, in our production segment’s average sales price per gallon in 2015 as compared to 2014 reduced our net sales from our production segment by $143.9 million.

Net sales of co-products increased $70.6 million, or 63%, to $182.5 million for 2015 as compared to $111.9 million for 2014. Our total volume of co-products sold increased by 0.6 million tons to 2.1 million tons for 2015 from 1.5 million tons for 2014. At our production segment’s average sales price per ton of $86.92 for 2015, we generated $52.4 million in additional net sales from the 0.6 million additional tons of co-products sold in 2015 as compared to 2014. In addition, the increase of $12.10, or 16.2%, in our average sales price per ton in 2015 as compared to 2014 increased in our net sales from our production segment by $18.2 million.

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

At our marketing segment’s average sales price per gallon of $1.72 for 2015, we generated $90.5 million in additional net sales from our marketing segment from the 52.6 million gallons in additional third-party ethanol sold in 2015 as compared to 2014. However, the decline of $0.47, or 21.4%, in our marketing segment’s average sales price per gallon in 2015 as compared to 2014 reduced our net sales from third-party ethanol sold by our marketing segment by $154.5 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit declined significantly to $7.4 million for 2015 from a record $108.5 million for 2014, representing a gross margin of 0.6% for 2015 compared to 9.8% for 2014. Our consolidated gross profit decreased primarily due to a decline of $0.80 in our average sales price per gallon in 2015 as compared to 2014.

Production Segment

Our production segment reduced our consolidated gross profit by $98.4 million for 2015 as compared to 2014. Of this amount, $94.3 million is attributable to lower margins resulting primarily from our production segment’s lower average sales price per gallon in 2015 as compared to 2014, and $4.1 million in lower gross profit is attributed to the 135.7 million gallon increase in production volumes sold in 2015 as compared to 2014.

Marketing Segment

Our marketing segment reduced our consolidated gross profit by $3.4 million for 2015 as compared to 2014. Of this amount, $4.4 million is attributable to lower margins resulting primarily from our marketing segment’s lower average sales price per gallon in 2015 as compared to 2014, which was partially offset by $1.0 million in additional gross profit from the 188.3 million gallon increase in marketing volumes in 2015 as compared to 2014.

Selling, General and Administrative Expenses

Our SG&A increased $6.3 million to $23.4 million for 2015 as compared to $17.1 million for the same period in 2014. The increase in SG&A is primarily due to our Midwest operations. On a per gallon basis, however, our SG&A declined in 2015 as compared to 2014.

Asset Impairment

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

Liquidity and Capital Resources

During 2016, we funded our operations primarily from cash on hand, cash generated from our operations, proceeds from new credit facilities and advances from our revolving credit facilities. These funds were also used to repay our term debt prior to maturity, make capital expenditures, make payments on our capital leases and pay dividends in respect of our Series B Preferred Stock.

Our current available capital resources consist of cash on hand and amounts available for borrowing under our credit facilities. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our credit facilities, cash generated from operations and proceeds from any warrant exercises.

We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated capital requirements for at least the next twelve months.

Quantitative Year-End Liquidity Status

We believe that the following amounts provide insight into our liquidity and capital resources. The following selected financial information should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report (dollars in thousands).

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$68,590	$52,712
Current assets	$235,201	$197,942
Property and equipment, net	$465,190	$464,960
Current liabilities	$78,841	$72,909
Long-term debt, noncurrent portion	$188,028	$203,861
Working capital	$156,360	$125,033
Working capital ratio	2.98	2.71

Restricted Net Assets

At December 31, 2016, we had approximately $287.2 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Changes in Working Capital and Cash Flows

Working capital increased to $156.4 million at December 31, 2016 from $125.0 million at December 31, 2015 as a result of an increase of $37.3 million in current assets, partially offset by an increase of $5.9 million in current liabilities.

Current assets increased primarily due to an increase of $15.9 million in cash, $24.9 million in accounts receivable, $4.0 million in prepaid inventory, partially offset by a decrease of $4.9 million in income tax receivables and $1.1 million in derivative assets.

Our cash and cash equivalents increased by $15.9 million at December 31, 2016 as compared to December 31, 2015 due to $40.4 million of cash generated from our operations, partially offset by $14.6 million of cash used in investing activities and $9.9 million of cash used in our financing activities, as discussed below.

Our current liabilities increased by $5.9 million at December 31, 2016 as compared to December 31, 2015 primarily due to an increase of $16.7 million in accounts payable and accrued liabilities and $2.3 million in derivative liabilities. These increases were partially offset by decreases of $10.0 million in current debt and capital leases and $3.1 million in other current liabilities.

Cash provided by or used in our Operating Activities

Cash provided by our operating activities increased by $67.2 million in 2016 as compared to 2015. We generated $40.4 million of cash in our operating activities in 2016. The improvement in cash provided by our operating activities is primarily due to higher net income from higher operating margins. Additional factors that contributed to the improvement in cash provided by our operating activities include:

•	an increase in accounts payable and accrued expenses of $19.3 million due to the timing of payments and higher sales volumes;
•	an increase in depreciation and amortization of $11.8 million due to additional assets from our Aventine acquisition;
•	interest expense added to plant term debt of $9.5 million due to higher debt levels resulting from our Aventine acquisition; and
•	a decrease in prepaid and other assets of $6.3 million due to collection of income tax refunds.

These amounts were partially offset by:

•	an increase in accounts receivable of $9.3 million primarily due to higher sales volumes and
•	an increase in prepaid inventory of $9.6 million also due to higher sales volumes.

Cash used in our Investing Activities

Cash used in our investing activities increased by $8.3 million in 2016 as compared to 2015. We used $14.6 million of cash in our investing activities in 2016. The increase in cash used in our investing activities is primarily due to $18.8 million of net cash from our acquisition of Aventine in the prior year, partially offset by $4.6 million of proceeds from cash collateralized letters of credit and a decrease of $1.3 million in capital expenditures.

Cash provided by or used in our Financing Activities

Cash provided by our financing activities declined by $33.7 million in 2016 as compared to 2015. We used $9.9 million of cash in our financing activities in 2016. The decrease in cash used in our financing activities is primarily due to the following activities:

•	cash proceeds of $30.0 million from the sale of a portion of our equity interest in Pacific Aurora;
•	an increase of $158.2 million in payments to retire certain plant term debt in connection with our debt refinancing transaction; and
•	an increase of $2.0 million in payments on capital leases.

These amounts were partially offset by:

•	an increase of $152.4 million in proceeds from credit agreements and assessment financing, primarily in connection with our debt refinancing transaction; and
•	an increase of $0.8 million in proceeds from warrant exercises.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $85.0 million, with an accordion feature to further increase the amount to up to $100.0 million. The credit facility expires on December 31, 2020. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging from 1.75% to 2.75%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of Pacific Ag. Products, LLC, or PAP, as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to $0.5 million per fiscal quarter. PAP, one of our indirect wholly-owned subsidiaries, markets our co-products and also provides raw material procurement services to our subsidiaries.

For all monthly periods in which excess borrowing availability falls below a specified level, Kinergy and PAP must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling earnings before interest, taxes, depreciation and amortization (EBITDA) divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring certain additional indebtedness (other than specific intercompany indebtedness). Kinergy’s and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. Kinergy and PAP believe they are in compliance with this covenant. The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands):

	Years Ended December 31,
	2016	2015

Fixed Charge Coverage Ratio Requirement	2.00	2.00
Actual	7.88	10.02
Excess	5.88	8.02

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2016, Kinergy had an outstanding balance of $49.9 million and an unused availability under the credit facility of $33.5 million.

Pekin Credit Facilities

On December 15, 2016, our wholly-owned subsidiary, Pacific Ethanol Pekin, Inc., or Pekin, entered into term and revolving credit facilities. Pekin borrowed $64.0 million under a term loan facility that matures on August 20, 2021 and $32.0 million under a revolving credit facility that matures on February 1, 2022. The Pekin credit facilities are secured by a first-priority security interest in all of Pekin’s assets. Interest accrues under the Pekin credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. Pekin is required to make quarterly principal payments in the amount of $3.5 million on the term loan beginning on May 20, 2017 and a principal payment of $4.5 million at maturity on August 20, 2021. Pekin is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the terms of the credit facilities, Pekin is required to maintain not less than $20.0 million in working capital and an annual debt coverage ratio of not less than 1.25 to 1.0.

Pacific Aurora Credit Facility

On December 15, 2016, Pacific Aurora entered into a revolving credit facility for up to $30.0 million that matures on February 1, 2022. The credit facility is secured by a first-priority security interest in all of Pacific Aurora’s assets. Borrowing availability under the credit facility automatically declines by $2.5 million on the first day of each June and December beginning on June 1, 2017 through and including December 1, 2020. Interest accrues under the Pacific Aurora credit facility at an annual rate equal to the 30-day LIBOR plus 4.0%, payable monthly. Pacific Aurora is required to pay monthly in arrears a fee on any unused portion of the credit facility at a rate of 0.75% per annum. Prepayment of the credit facility is subject to a prepayment penalty. Under the terms of the credit facility, Pacific Aurora is required to maintain not less than $22.5 million in working capital through June 30, 2017, not less than $24.0 million in working capital after June 30, 2017 and an annual debt coverage ratio of not less than 1.5 to 1.0. At December 31, 2016, Pacific Aurora had $1.0 million outstanding under the credit facility and $29.0 million available for borrowing under the facility.

Pacific Ethanol, Inc. Notes Payable

On December 12, 2016, we entered into a Note Purchase Agreement with five accredited investors. On December 15, 2016, under the terms of the Note Purchase Agreement, we sold $55.0 million in aggregate principal amount of our senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold. The notes mature on December 15, 2019. Interest on the notes accrues at an annual rate equal to (i) the greater of 1% and the three-month LIBOR, plus 7.0% from the closing through December 14, 2017, (ii) the greater of 1% and LIBOR, plus 9% between December 15, 2017 and December 14, 2018, and (iii) the greater of 1% and LIBOR plus 11% between December 15, 2018 and the maturity date. The interest rate increases by an additional 2% per annum above the interest rate otherwise applicable upon the occurrence and during the continuance of an event of default until cured. Interest is payable in cash in arrears on the 15th calendar day of each March, June, September and December beginning on March 15, 2017. We are required to pay all outstanding principal and any accrued and unpaid interest on the notes on the maturity date. We may, at our option, prepay the outstanding principal amount of the notes at any time without premium or penalty. Pacific Ethanol, Inc. issued the notes, which are secured by a first-priority security interest in the equity interest held by Pacific Ethanol, Inc. in its wholly-owned subsidiary, PE Op. Co., which indirectly owns our plants located on the West Coast.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for 2016, 2015 or 2014.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations (in thousands):

Contractual Obligations At December 31, 2016	2017	2018	2019	2020	2021	Thereafter	Total
Sourcing commitments(1)	$33,147	$–	$–	$–	$–	$–	$33,147
Debt principal	10,500	14,000	69,000	63,862	11,500	33,000	201,862
Debt interest(2)	10,198	10,644	10,435	3,717	3,069	1,497	39,560
Capital projects	15,710	–	–	–	–	–	15,710
Operating leases(3)	14,011	11,822	8,929	4,942	1,991	2,812	44,507
Capital leases(3)	930	588	–	–	–	–	1,518
Preferred dividends(4)	1,265	1,265	1,265	1,265	1,265	1,265	7,590
Total commitments	$85,761	$38,319	$89,629	$73,786	$17,825	$38,574	$343,894
__________

(1)	Unconditional purchase commitments for production materials incurred in the normal course of business.
(2)	Payments based on interest rates and balances as of December 31, 2016 through maturity.
(3)	Future minimum payments under capital and non-cancelable operating leases.
(4)	Represents dividends on 926,942 shares of Series B Preferred Stock. Dividends accrue until Series B Preferred Stock is converted to common stock or redeemed. The “thereafter” amount includes only one additional year of dividends.

The above table outlines our obligations as of December 31, 2016 and does not reflect the changes in our obligations that occurred after that date.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. We derive revenue primarily from sales of ethanol and related co-products. We recognize revenue when title transfers to our customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, we engage in three basic types of revenue generating transactions:

•	As a producer. Sales as a producer consist of sales of our inventory produced at our ethanol production facilities.

•	As a merchant. Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which we may or may not obtain physical control of the ethanol or co-products in which shipments are directed from our suppliers to our terminals or direct to our customers but for which we accept the risk of loss in the transactions.

•	As an agent. Sales as an agent consist of sales to customers through purchases from third-party suppliers in which the risks and rewards of inventory ownership remain with third-party suppliers and we receive a predetermined service fee under these transactions.

The following table shows our net sales generated as a producer, a merchant and as an agent for the years presented (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Producer	$1,045,807	$710,114	$562,281
Merchant	577,347	479,551	543,222
Agent	1,604	1,511	1,909
	$1,624,758	$1,191,176	$1,107,412

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

Warrants at Fair Value

We have recorded our warrants issued since 2010 at fair value. We believe the valuation of these warrants is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value the warrants. Changes in these estimates, and in particular, certain of the inputs to the valuation estimates, can be volatile from period to period and may markedly impact the total mark-to-market valuation of the warrants recorded as fair value adjustments in our consolidated statements of operations. We recorded expenses from fair value adjustments and warrant inducements of $0.6 million and $37.5 million for the years ended December 31, 2016 and 2014, respectively, and income from fair value adjustments and warrant inducements of $1.6 million for the year ended December 31, 2015.

Impairment of Long-Lived Assets

Our long-lived assets have been primarily associated with our ethanol production facilities, reflecting their original cost, adjusted for depreciation and any subsequent impairment.

We assess the impairment of long-lived assets, including property and equipment, when events or changes in circumstances indicate that the fair value of an asset could be less than the net book value of the asset. Generally, we assess long-lived assets for impairment by first determining the forecasted, undiscounted cash flows each asset is expected to generate plus the net proceeds expected from the sale of the asset. If the amount of proceeds is less than the carrying value of the asset, we then determine the fair value of the asset. An impairment loss would be recognized when the fair value is less than the related net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on our experience and knowledge of our operations and the industry in which we operate. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of our customers.

We review our intangible assets with indefinite lives at least annually or more frequently if impairment indicators arise. In our review, we determine the fair value of these assets using market multiples and discounted cash flow modeling and compare it to the net book value of the acquired assets.

In 2015, we recorded an impairment charge of $2.0 million on our long-lived assets related to the abandonment of certain accounting and information technology systems following our integration of Aventine. We did not recognize any asset impairment charges in 2016 and 2014.

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

Our pre-tax consolidated income was $0.5 million, compared to a loss of $28.9 million and income of $41.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2014, we experienced unprecedented profit margins following a history of losses in the years prior to 2014. Therefore, based on recent activity, we do not have significant evidence to support a conclusion that we will more likely than not be able to benefit from our deferred tax assets. As such, we have recorded a valuation allowance against our deferred tax assets.

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

Allowance for Doubtful Accounts

We sell ethanol primarily to gasoline refining and distribution companies, sell corn oil to poultry and biodiesel customers and sell other co-products to dairy operators and animal feed distributors. We had significant concentrations of credit risk from sales of our ethanol as of December 31, 2016 and 2015, as described in Note 1 to our consolidated financial statements included elsewhere in this report. However, historically, those ethanol customers have had good credit ratings and we have collected the amounts billed to those customers. Receivables from customers are generally unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

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

We recognized a bad debt expense of $0.3 million and bad debt recoveries of $0.4 million and less than $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Commodity Risk

We produce ethanol and ethanol co-products. Our business is sensitive to changes in the prices of ethanol and corn. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in ethanol and corn prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized income of $1.4 million and losses of $0.3 million and $1.1 million related to settled non-designated hedges as the change in the fair values of these contracts for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of December 31, 2016, which may differ materially from actual results, are as follows (in millions):

Commodity	Year Ending December 31, 2016 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	924.50	Gallons	$81.3
Corn	172.9	Bushels	$62.8

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At December 31, 2016, $201.9 million of our long-term debt was variable-rate in nature. Based on a 100 basis point (1.00%) increase in the interest rate on our long-term debt, on an annualized basis, our pre-tax income for the year ended December 31, 2016 would have been negatively impacted by approximately $2.0 million.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

RSM US LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2016. That report is included in Part IV of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Ethanol, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Ethanol, Inc.'s and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of Pacific Ethanol, Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Sioux Falls, South Dakota

March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Ethanol, Inc.

We have audited Pacific Ethanol, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Pacific Ethanol, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Pacific Ethanol, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Ethanol, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and our report dated March 15, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Sioux Falls, South Dakota

March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacific Ethanol, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2014 of Pacific Ethanol, Inc. and subsidiaries (collectively, the financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Pacific Ethanol, Inc. and subsidiaries and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Hein & Associates LLP

Irvine, California
March 16, 2015, except for the 2014 information in Note 5 as to which the date is March 15, 2016, and the 2014 information in Note 17 as to which the date is March 15, 2017

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$68,590	$52,712
Accounts receivable, net of allowance for doubtful accounts of $331 and $25, respectively	86,275	61,346
Inventories	60,070	60,820
Prepaid inventory	9,946	5,973
Income tax receivables	5,730	10,654
Derivative assets	978	2,081
Other current assets	3,612	4,356
Total current assets	235,201	197,942

Property and equipment, net	465,190	464,960

Other Assets:
Intangible assets, net	2,678	2,678
Other assets	5,169	9,100
Total other assets	7,847	11,778

Total Assets	$708,238	$674,680

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$37,051	$30,520
Accrued liabilities	20,280	10,072
Current portion – capital leases	794	4,248
Current portion – long-term debt	10,500	17,003
Accrued PE Op Co. purchase	3,828	3,828
Derivative liabilities	4,115	1,848
Other current liabilities	2,273	5,390
Total current liabilities	78,841	72,909

Long-term debt, net of current portion	188,028	203,861
Capital leases, net of current portion	547	4,183
Warrant liabilities at fair value	651	273
Other liabilities	21,910	21,910

Total Liabilities	289,977	303,136

Commitments and contingencies (Notes 1, 8, 9 and 15)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2015	–	–
Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of December 31, 2016 and 2015; liquidation preference of $18,075 as of December 31, 2016	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 39,772,238 and 38,974,972 shares issued and outstanding as of December 31, 2016 and 2015, respectively	40	39
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 3,540,132 shares issued and outstanding as of December 31, 2016 and 2015	4	4
Additional paid-in capital	922,698	902,843
Accumulated other comprehensive income (expense)	(2,620)	1,040
Accumulated deficit	(532,233)	(532,383)
Total Pacific Ethanol, Inc. stockholders’ equity	387,890	371,544
Noncontrolling interests	30,371	–
Total stockholders’ equity	418,261	371,544
Total Liabilities and Stockholders’ Equity	$708,238	$674,680

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net sales	$1,624,758	$1,191,176	$1,107,412
Cost of goods sold	1,572,926	1,183,766	998,927
Gross profit	51,832	7,410	108,485
Selling, general and administrative expenses	28,323	23,412	17,108
Asset impairment	–	1,970	–
Income (loss) from operations	23,509	(17,972)	91,377
Fair value adjustments and warrant inducements	(557)	1,641	(37,532)
Interest expense, net	(22,406)	(12,594)	(9,438)
Loss on extinguishment of debt	–	–	(2,363)
Other income (expense), net	(1)	18	(905)
Income (loss) before provision for income taxes	545	(28,907)	41,139
Provision (benefit) for income taxes	(981)	(10,034)	15,137
Consolidated net income (loss)	1,526	(18,873)	26,002
Net (income) loss attributed to noncontrolling interests	(107)	87	(4,713)
Net income (loss) attributed to Pacific Ethanol, Inc.	$1,419	$(18,786)	$21,289
Preferred stock dividends	(1,269)	(1,265)	(1,265)
Income allocated to participating securities	(2)	–	(585)
Income (loss) available to common stockholders	$148	$(20,051)	$19,439
Income (loss) per share, basic	$0.00	$(0.60)	$0.93
Income (loss) per share, diluted	$0.00	$(0.60)	$0.86
Weighted-average shares outstanding, basic	42,182	33,173	20,810
Weighted-average shares outstanding, diluted	42,251	33,173	22,669

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Consolidated net income (loss)	$1,526	$(18,873)	$26,002
Other comprehensive income (expense) – net gain (loss) arising during the period on defined benefit pension plans	(3,660)	1,040	–
Total comprehensive income (loss)	(2,134)	(17,833)	26,002
Comprehensive (income) loss attributed to noncontrolling interests	(107)	87	(4,713)
Comprehensive income (loss) attributed to Pacific Ethanol, Inc.	$(2,241)	$(17,746)	$21,289

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated. Other Comprehensive Income	Non-Controlling Interests	Total
Balances, January 1, 2014	927	$1	16,126	$16	$621,557	$(532,356)	$–	$5,683	$94,901
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	–	–	90	–	1,890	–	–	–	1,890
Issuance of common stock	–	–	1,750	2	26,071	–	–	–	26,073
Warrant exercises	–	–	6,413	6	85,156	–	–	–	85,162
Shares issued as payment of prior unpaid Series B preferred dividends	–	–	120	1	1,462	–	–	–	1,463
Purchases of interests in PE Op Co.	–	–	–	–	(79)	–	–	(5,921)	(6,000)
Tax impact of purchases of interests in PE Op Co.	–	–	–	–	(10,244)	–	–	–	(10,244)
Preferred stock dividends	–	–	–	–	–	(1,265)	–	–	(1,265)
Net income	–	–	–	–	–	21,289	–	4,713	26,002
Balances, December 31, 2014	927	$1	24,499	$25	$725,813	$(512,332)	$–	$4,475	$217,982
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	–	–	216	–	1,475	–	–	–	1,475
Warrant exercises	–	–	42	–	440	–	–	–	440
Shares issued in Aventine acquisition	–	–	17,758	18	174,555	–	–	–	174,573
Pension plan adjustment	–	–	–	–	–	–	1,040	–	1,040
Purchases of interests in PE Op Co.	–	–	–	–	560	–	–	(4,388)	(3,828)
Preferred stock dividends	–	–	–	–	–	(1,265)	–	–	(1,265)
Net loss	–	–	–	–	–	(18,786)	–	(87)	(18,873)
Balances, December 31, 2015	927	$1	42,515	$43	$902,843	$(532,383)	$1,040	$–	$371,544
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	–	–	659	1	2,281	–	–	–	2,282
Warrant exercises	–	–	138	–	1,338	–	–	–	1,338
ACEC contribution to form Pacific Aurora	–	–	–	–	5,761	–	–	10,739	16,500
Sale of Pacific Aurora interests to ACEC	–	–	–	–	10,475	–	–	19,525	30,000
Pension plan adjustment	–	–	–	–	–	–	(3,660)	–	(3,660)
Preferred stock dividends	–	–	–	–	–	(1,269)	–	–	(1,269)
Net income	–	–	–	–	–	1,419	–	107	1,526
Balances, December 31, 2016	927	$1	43,312	$44	$922,698	$(532,233)	$(2,620)	$30,371	$418,261

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating Activities:
Consolidated net income (loss)	$1,526	$(18,873)	$26,002
Adjustments to reconcile consolidated net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	35,441	23,632	13,186
Fair value adjustments	557	(1,641)	35,260
Loss on extinguishment of debt	–	–	2,363
Asset impairment	–	1,970	–
Deferred income taxes	(1,122)	(2,023)	5,129
Inventory valuation	–	509	970
Change in fair value on commodity derivative instruments	1,984	542	808
Amortization of deferred financing costs	137	272	1,217
Amortization of debt discounts	2,322	716	1,815
Noncash compensation	2,616	2,019	1,838
Bad debt expense (recovery)	306	(354)	(42)
Loss on disposals of assets	–	–	439
Interest expense added to plant term debt	9,451	–	–
Changes in operating assets and liabilities, net of effects from acquisition of Aventine in 2015:
Accounts receivable	(25,235)	(15,950)	726
Inventories	750	(13,296)	3,866
Prepaid expenses and other assets	6,358	58	(7,818)
Prepaid inventory	(3,973)	5,622	720
Accounts payable and accrued expenses	9,279	(10,045)	1,853
Net cash provided by (used in) operating activities	$40,397	$(26,842)	$88,332

Investing Activities:
Additions to property and equipment	$(19,171)	$(20,507)	$(13,259)
Proceeds (payments) for cash collateralized letters of credit	4,574	(4,574)	–
Net cash from acquisition of Aventine	–	18,756	–
Net cash used in investing activities	$(14,597)	$(6,325)	$(13,259)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Financing Activities:
Proceeds from warrant exercises	$1,164	$368	$43,676
Proceeds from Pekin and Pacific Aurora credit agreements	97,000	–	–
Proceeds from notes	53,350	–	–
Sales (purchases) of noncontrolling interests	30,000	–	(6,000)
Proceeds from assessment financing	2,096	–	–
Net proceeds from common stock and warrants	–	–	26,073
Net proceeds (payments) on Kinergy’s line of credit	(11,141)	43,584	(1,512)
Payments on plant borrowings	(172,073)	(13,833)	(39,792)
Purchase of plant owners’ debt	–	–	(17,038)
Payments on senior unsecured notes	–	–	(13,984)
Debt issuance costs	(1,960)	–	(438)
Payment on related party note	–	–	(750)
Preferred stock dividend payments	(1,269)	(1,265)	(3,459)
Payments on capital leases	(7,089)	(5,059)	(4,916)
Net cash provided by (used in) financing activities	$(9,922)	$23,795	$(18,140)

Net increase (decrease) in cash and cash equivalents	15,878	(9,372)	56,933
Cash and cash equivalents at beginning of period	52,712	62,084	5,151
Cash and cash equivalents at end of period	$68,590	$52,712	$62,084

Supplemental Information:
Interest paid	$11,168	$11,685	$6,596
Income tax refunds (payments)	$4,784	$5,710	$(17,930)

Noncash financing and investing activities:
Preferred stock dividends paid in common stock	$–	$–	$1,463
Accrued payment for ownership positions of PE Op Co.	$–	$3,828	$–
Capital leases added to plant and equipment	$–	$1,864	$–
Reclass of warrant liability to equity upon exercises	$179	$72	$41,486
Contribution of property and equipment for noncontrolling interest	$16,500	$–	$–
Common stock issued in Aventine acquisition (see Note 2)	$–	$174,573	$–

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

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

The Company’s acquisition of Aventine Renewable Energy Holdings, Inc. (now, Pacific Ethanol Central, LLC, a Delaware limited liability company “PE Central”) was consummated on July 1, 2015, and as a result, the Company’s consolidated financial statements include the results of PE Central only as of and for the year ended December 31, 2016 and the six months ended December 31, 2015.

On December 15, 2016, the Company and Aurora Cooperative Elevator Company, a Nebraska cooperative corporation (“ACEC”), closed a transaction under a contribution agreement under which the Company contributed its Aurora, Nebraska ethanol facilities and ACEC contributed its Aurora grain elevator and related grain handling assets to Pacific Aurora, LLC (“Pacific Aurora”) in exchange for equity interests in Pacific Aurora. On December 15, 2016, concurrently with the closing under the contribution agreement, the Company sold a portion of its equity interest in Pacific Aurora to ACEC. As a result, as of December 15, 2016 and through December 31, 2016, the Company owned 73.93% of Pacific Aurora and ACEC owned 26.07% of Pacific Aurora. The Company consolidates 100% of the results of Pacific Aurora and records ACEC’s 26.07% equity interest as noncontrolling interests in the accompanying financial statements.

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

With the addition of four Midwestern ethanol plants in July 2015 as a result of the Company’s acquisition of PE Central, the Company now has a combined ethanol production capacity of 515 million gallons per year, markets, on an annualized basis, nearly 1.0 billion gallons of ethanol, and produces, on an annualized basis, over 1.5 million tons of co-products such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, distillers yeast and CO2. The Company’s four ethanol plants in the Midwest (together with their respective holding companies, the “Pacific Ethanol Central Plants”) are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains from these facilities in the Midwest allows for greater access to international markets.

As of December 31, 2016, all eight facilities were operating. On April 30, 2014, the Company’s previously idled facility in Madera, California commenced producing ethanol. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments – A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company determines and discloses its segments in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Section 280, Segment Reporting (“ASC 280”), which defines how to determine segments. The Company reports its financial and operating performance in two reportable segments: (1) ethanol production, which includes the production and sale of ethanol and co-products, with all of the Company’s production facilities aggregated, and (2) marketing and distribution, which includes marketing and merchant trading for Company-produced ethanol and co-products and third-party ethanol.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies, sells distillers grains and other feed co-products to dairy operators and animal feedlots and sells corn oil to poultry and biodiesel customers generally without requiring collateral. Due to a limited number of ethanol customers, the Company had significant concentrations of credit risk from sales of ethanol as of December 31, 2016 and 2015, as described below.

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

Of the accounts receivable balance, approximately $64,853,000 and $42,049,000 at December 31, 2016 and 2015, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $331,000 and $25,000 as of December 31, 2016 and 2015, respectively. The Company recorded a bad debt expense of $306,000 and a recovery of $354,000 and $42,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells fuel-grade ethanol to gasoline refining and distribution companies. The Company sold ethanol to customers representing 10% or more of the Company’s total net sales, as follows:

	Years Ended December 31,
	2016	2015	2014
Customer A	17%	12%	20%
Customer B	12%	15%	20%
Customer C	6%	12%	11%

The Company had accounts receivable due from these customers totaling $21,274,000 and $19,858,000, representing 24% and 32% of total accounts receivable, as of December 31, 2016 and 2015, respectively.

The Company purchases corn, its largest cost component in producing ethanol, from its suppliers. The Company purchased corn from suppliers representing 10% or more of the Company’s total corn purchases, as follows:

	Years Ended December 31,
	2016	2015	2014
Supplier A	13%	19%	26%
Supplier B	13%	13%	11%
Supplier C	8%	9%	15%

Approximately 29% of the Company’s employees are covered by a collective bargaining agreement.

Inventories – Inventories consisted primarily of bulk ethanol, corn, co-products, Low-Carbon Fuel Standard (“LCFS”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory balances consisted of the following (in thousands):

	December 31,
	2016	2015
Finished goods	$33,773	$31,153
LCFS credits	10,926	6,957
Raw materials	6,571	9,891
Work in progress	7,092	11,121
Other	1,708	1,698
Total	$60,070	$60,820

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets – The Company assesses indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the Company determines that an impairment charge is needed, the charge will be recorded as an asset impairment in the consolidated statements of operations.

Deferred Financing Costs – Deferred financing costs are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method, which approximates the interest rate method. Amortization of deferred financing costs was $137,000, $272,000 and $779,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Unamortized deferred financing costs were approximately $1,708,000 and $462,000 as of December 31, 2016 and 2015, respectively, and are recorded net of long-term debt in the consolidated balance sheets.

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

Revenue from sales of third-party ethanol and co-products is recorded net of costs when the Company is acting as an agent between a customer and a supplier and gross when the Company is a principal to the transaction. The Company recorded $1,604,000, $1,510,000 and $1,908,000 in net sales when acting as an agent for the years ended December 31, 2016, 2015 and 2014, respectively. Several factors are considered to determine whether the Company is acting as an agent or principal, most notably whether the Company is the primary obligor to the customer and whether the Company has inventory risk and related risk of loss or whether the Company adds meaningful value to the supplier’s product or service. Consideration is also given to whether the Company has latitude in establishing the sales price or has credit risk, or both. When the Company acts as an agent, it recognizes revenue on a net basis or recognizes its predetermined fees and any associated freight, based upon the amount of net revenues retained in excess of amounts paid to suppliers.

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

California Ethanol Producer Incentive Program – The Company participated in the California Ethanol Producer Incentive Program (“CEPIP”) through the Pacific Ethanol West Plants located in California since the program’s inception in 2010. The CEPIP was a program to provide funds to an eligible California facility—up to $0.25 per gallon of production—when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, were less than prescribed levels determined by the California Energy Commission. As of December 31, 2014, the program is no longer funded. For any month in which a payment was made by the CEPIP, the Company would be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spread exceeded $1.00 per gallon. In 2010 and 2011, the Company received an aggregate of $2,000,000 in CEPIP funds. Since these funds were provided to subsidize low production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company recorded the proceeds as a credit to cost of goods sold in the periods the funds were received. For the year ended December 31, 2014, the Company recorded aggregate amounts of $1,878,000 as cost of goods sold in respect of the Company’s repayments under the CEPIP to the California Energy Commission.

Stock-Based Compensation – The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and makes revisions, if necessary, in the second quarter of each year if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested forfeitures at 8% for the years ended December 31, 2016, 2015 and 2014. The Company recognizes stock-based compensation expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

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

The Company files a consolidated federal income tax return. This return includes all wholly-owned subsidiaries as well as the Company’s pro-rata share of taxable income from pass-through entities in which the Company owns less than 100%. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

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

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2016
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$1,419
Less: Preferred stock dividends	(1,269)
Less: Allocated to participating securities	(2)
Basic income per share:
Income available to common stockholders	$148	42,182	$0.00
Add: Options	–	69
Diluted income per share:
Income available to common stockholders	$148	42,251	$0.00

	Year Ended December 31, 2015
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(18,786)
Less: Preferred stock dividends	(1,265)
Basic and Diluted loss per share:
Loss available to common stockholders	$(20,051)	33,173	$(0.60)

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$21,289
Less: Preferred stock dividends	(1,265)
Less: Allocated to participating securities	(585)
Basic income per share:
Income available to common stockholders	$19,439	20,810	$0.93
Add: Warrants	–	1,859
Diluted income per share:
Income available to common stockholders	$19,439	22,669	$0.86

There were an aggregate of 704,000, 817,000 and 660,000 potentially dilutive shares from convertible securities outstanding as of December 31, 2016, 2015 and 2014, respectively. These convertible securities were not considered in calculating diluted income (loss) per common share for the years ended December 31, 2016, 2015 and 2014 as their effect would be anti-dilutive.

Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and accrued PE Op Co. purchase are reasonable estimates of their fair values because of the short maturity of these items. The Company recorded its warrant liabilities at fair value. The Company believes the carrying value of its long-term debt approximates fair value because the interest rates on these instruments are variable, and are considered Level 2 fair value measurements.

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

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the fair value of warrants, allowance for doubtful accounts, net realizable value of inventory, estimated lives of property and equipment, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, and the valuation of assets acquired and liabilities assumed as a result of business combinations. Actual results and outcomes may materially differ from management’s estimates and assumptions.

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

In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company’s adoption begins with the first fiscal quarter of fiscal year 2018. In March and April 2016, the FASB issued further revenue recognition guidance amending principal vs. agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated results of operations and financial condition. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting. The Company has begun the process in its evaluation and believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure effective beginning in the year ending December 31, 2018.

In April 2015, the FASB issued new guidance on presentation of debt issuance costs. Historically, entities have presented debt issuance costs as an asset. Under the new guidance, effective for fiscal years beginning after December 31, 2015, debt issuance costs have been reclassified as a reduction of the carrying amount of the related debt balance. The guidance does not change any of the Company’s other debt recognition or disclosure. On January 1, 2016, the Company adopted this guidance for all periods presented on the consolidated balance sheets. The impact of the adoption was a reclassification of other assets to long-term debt, net of current portion, of $1,708,000 and $462,000 as of December 31, 2016 and 2015, respectively.

In July 2015, the FASB issued new guidance on simplifying the measurement of inventory. Under the new guidance, entities are required to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance is effective prospectively for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company adopted the guidance in 2015 with no material impact on its results of operations or financial condition.

In September 2015, the FASB issued new guidance on business combinations, simplifying the accounting for measurement-period adjustments. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires acquirers to present separately on the face of the statement of operations or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for fiscal years beginning after December 31, 2015, applied prospectively. The Company will apply the guidance to future acquisitions.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PACIFIC ETHANOL CENTRAL PLANTS.

PE Central

On July 1, 2015, the Company acquired 100% of PE Central and, therefore, the Pacific Ethanol Central Plants, through a stock-for-stock merger. The Company issued an aggregate of 17.8 million shares of common stock and non-voting common stock for 100% of the outstanding shares of common stock of PE Central. The common stock and non-voting common stock issued as consideration had an aggregate fair value of $174.6 million, based on the closing market price of the Company’s common stock on the acquisition date.

The Company believes the acquisition of PE Central resulted in a number of synergies and strategic advantages. The Company believes the acquisition spread commodity and basis price risks across diverse markets and products, assisting in its efforts to optimize margin management; improved its hedging opportunities with a greater correlation to the liquid physical and paper markets in Chicago; and increased its flexibility and alternatives in feedstock procurement for its Midwestern and Western production facilities. The acquisition also expanded the Company’s marketing reach into new markets and extended its mix of co-products. The Company believes the acquisition enabled it to have deeper market insight and engagement in major ethanol and feed markets outside the Western United States, thereby improving pricing opportunities; allowed the Company to establish access to markets in 48 states for ethanol sales and access many markets with ethanol and co-product sales reaching domestic and international customers; and enabled it to use its more diverse mix of co-products to generate strong co-product returns.

The Company recognized the following allocation of the purchase price at fair values. The Company included in the following allocation its estimated fair values for certain operating lease agreements and open commitments. The fair-value determination of long-term debt was based on the interest rate environment at the acquisition date. Based on the final allocation, the Company recorded an immaterial bargain purchase gain on the acquisition.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual amount due on the accounts receivable acquired was $10.8 million, of which $0.4 million is expected to be uncollectible. In accounting for the acquisition, the Company recorded $3.7 million in other noncurrent liabilities as a litigation contingency related to certain litigation matters for amounts that were probable and estimable as of the acquisition date. Subsequent to the acquisition date, the Company settled for $2.1 million certain litigation for which liabilities were recorded. Certain of these settlements were made after the measurement period, and as such the Company recorded a gain of $1.1 million for the year ended December 31, 2016 in selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 15 for further details.

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

The effects of the initial step-up of inventories and open contracts in the aggregate of $8.7 million recorded during 2015 were excluded in the above amounts for 2015 and instead recorded for the year 2014 as if the acquisition had occurred on January 1, 2014. For the six months ended December 31, 2015, Aventine contributed $299.0 million in net sales and $16.3 million in pre-tax loss. For the year ended December 31, 2016, Aventine contributed $650.1 million in net sales and $2.1 million in pre-tax income. For the years ended December 31, 2015 and 2014, the Company recorded approximately $1.4 million and $0.7 million, respectively, in costs associated with the Aventine acquisition. These costs are reflected in selling, general and administrative expenses on the Company’s consolidated statements of operations, but were excluded from the amounts above.

Pacific Aurora

On December 12, 2016, PE Central entered into a contribution agreement (the “Contribution Agreement”) with ACEC under which (i) PE Central agreed to contribute to Pacific Aurora 100% of the equity interests of its wholly-owned subsidiaries, Pacific Ethanol Aurora East, LLC (“AE”) and Pacific Ethanol Aurora West, LLC (“AW”), which own the Company’s Aurora East and Aurora West ethanol plants, respectively, in exchange for an 88.15% ownership interest in Pacific Aurora, and (ii) ACEC agreed to contribute to Pacific Aurora its grain elevator adjacent to the Aurora East and Aurora West properties and related grain handling assets, including the outer rail loop and the real property on which they are located, in exchange for an 11.85% ownership interest in Pacific Aurora.

On December 15, 2016, concurrent with the closing of the contribution transaction, under the terms of a Unit Purchase Agreement, PE Central sold a 14.22% ownership interest in Pacific Aurora to ACEC for $30.0 million in cash. Following the closing under the Contribution Agreement and the Unit Purchase Agreement, PE Central owned 73.93% of Pacific Aurora and ACEC owned 26.07% of Pacific Aurora.

The Company has consolidated 100% of the results of Pacific Aurora and recorded the amount attributed to ACEC as noncontrolling interests under the voting rights model. Since the Company had control of AE and AW prior to forming Pacific Aurora, there was no gain or loss recorded on the contribution and ultimate sale of a portion of the Company’s interests in Pacific Aurora. ACEC contributed $16.5 million in assets at fair market value and paid $30.0 million in cash for its additional ownership interests. A noncontrolling interest was recognized to reflect ACEC’s proportional ownership interest multiplied by the book value of Pacific Aurora’s net assets. As a result, the Company recorded $16.2 million as additional paid-in capital attributed to the difference between Pacific Aurora’s book value and the contribution and sale.

On December 15, 2016, the Company entered into a working capital maintenance agreement with Pacific Aurora’s lender, under which the Company agreed to contribute capital to Pacific Aurora from time to time, if needed, in an amount up to $15.0 million to ensure that Pacific Aurora maintains the minimum working capital thresholds required in its credit agreement as further discussed in Note 9. In addition, dividends from Pacific Aurora to its members are limited to 40% of Pacific Aurora’s annual net income.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and classification of assets and liabilities of Pacific Aurora as of December 31, 2016 were as follows (in thousands):

Cash and cash equivalents	$1,453
Accounts receivable	16,804
Inventory	3,837
Other current assets	77
Total current assets	22,171
Property and equipment	115,759
Other assets	1,387
Total assets	$139,317

Accounts payable and accrued liabilities	$20,152
Other current liabilities	2,045
Long-term debt outstanding, net	621
Total liabilities	$22,818

3.	PACIFIC ETHANOL WEST PLANTS.

Since December 31, 2013, when the Company obtained a 91% ownership in PE Op Co, it purchased an additional 5% of the ownership interests in PE Op Co. in September 2014 for $6,000,000 in cash and purchased the remaining 4% ownership interest in PE Op Co. in May 2015, bringing its ownership of PE Op Co. to 100%.

Because the Company had a controlling financial interest in PE Op Co. at the time of these purchases, it did not record any gains or losses, but instead reduced the amount of noncontrolling interest on the consolidated balance sheets by an aggregate of $4,388,000 and $5,921,000 and recorded the difference of $560,000 and $79,000 for the years ended December 31, 2015 and 2014, respectively, which represents the fair value of these purchases above the price paid by the Company, to additional paid-in capital on the consolidated balance sheets. Further, in 2014, the Company recorded a deferred tax liability related to its cumulative adjustments to additional paid-in capital of $10,244,000.

4.	INTERCOMPANY AGREEMENTS.

The Company, directly or through one of its subsidiaries, has entered into the following management and marketing agreements:

Affiliate Management Agreement – Pacific Ethanol entered into an Affiliate Management Agreement (“AMA”) with its operating subsidiaries, namely Kinergy, PAP, the Pacific Ethanol West Plants and the Pacific Ethanol Central Plants, effective July 1, 2015, and with Pacific Aurora, effective December 15, 2016, under which Pacific Ethanol agreed to provide operational and administrative and staff support services. These services generally include, but are not limited to, administering the subsidiaries’ compliance with their credit agreements and performing billing, collection, record keeping and other administrative and ministerial tasks. Pacific Ethanol agreed to supply all labor and personnel required to perform its services under the AMA, including the labor and personnel required to operate and maintain the production facilities and marketing activities. These services are billed at a predetermined amount per subsidiary each month plus out of pocket costs such as employee wages and benefits.

The AMAs have an initial term of one year and automatic successive one year renewal periods. In addition to typical conditions for a party to terminate the agreement prior to its expiration, Pacific Ethanol may terminate the AMA, and any subsidiary may terminate the AMA, at any time by providing at least 90 days prior notice of such termination.

Pacific Ethanol recorded revenues of approximately $12,968,000, $9,857,000 and $12,731,000 related to the AMAs in place for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts have been eliminated upon consolidation.

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

Kinergy recorded revenues of approximately $8,029,000, $5,262,000 and $3,986,000 related to the ethanol marketing agreements for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts have been eliminated upon consolidation.

Corn Procurement and Handling Agreements – PAP entered into separate corn procurement and handling agreements with each of the Company’s plants, with the exception of the Pacific Aurora facilities, which terminated its agreements with PAP on December 15, 2016. Under the terms of the corn procurement and handling agreements, each facility appointed PAP as its exclusive agent to solicit, negotiate, enter into and administer, on its behalf, corn supply arrangements to procure the corn necessary to operate its facility. PAP also provides grain handling services including, but not limited to, receiving, unloading and conveying corn into the facility’s storage and, in the case of whole corn delivered, processing and hammering the whole corn.

Under these agreements, PAP receives a fee of $0.045 per bushel of corn delivered to each facility as consideration for its procurement and handling services, payable monthly. Effective December 15, 2016, this fee is $0.03 per bushel of corn. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual plant. PAP recorded revenues of approximately $4,386,000, $2,910,000 and $2,989,000 related to the corn procurement and handling agreements for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts have been eliminated upon consolidation.

Effective December 15, 2016, each Pacific Aurora facility entered into a new grain procurement agreement with ACEC. Under this agreement, ACEC receives a fee of $0.03 per bushel of corn delivered to each facility as consideration for its procurement and handling services, payable monthly. The grain procurement agreement has an initial term of one year and successive one year renewal periods at the option of the individual plant. Pacific Aurora recorded expenses of approximately $107,000 for the period from December 15, 2016 to December 31, 2016. These amounts have not been eliminated upon consolidation as they are with a related but unconsolidated third-party.

Distillers Grains Marketing Agreements – PAP entered into separate distillers grains marketing agreements with each of the Company’s plants, which grant PAP the exclusive right to market, purchase and sell the various co-products produced at each facility. Under the terms of the distillers grains marketing agreements, within ten days after a plant delivers co-products to PAP, the plant is paid an amount equal to (i) the estimated purchase price payable by the third-party purchaser of the co-products, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated amount of fees and taxes payable to governmental authorities in connection with the tonnage of the co-products produced or marketed, minus (iv) the estimated incentive fee payable to the Company, which equals (a) 5% of the aggregate third-party purchase price for wet corn gluten feed, wet distillers grains, corn condensed distillers solubles and distillers grains with solubles, or (b) 1% of the aggregate third-party purchase price for corn gluten meal, dry corn gluten feed, dry distillers grains, corn germ and corn oil. Each distillers grains marketing agreement had an initial term of one year and successive one year renewal periods at the option of the individual plant.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PAP recorded revenues of approximately $6,047,000, $4,438,000 and $4,788,000 related to the distillers grains marketing agreements for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts have been eliminated upon consolidation.

5.	SEGMENTS.

The Company reports its financial and operating performance in two segments: (1) ethanol production, which includes the production and sale of ethanol and co-products, with all of the Company’s production facilities aggregated, and (2) marketing and distribution, which includes marketing and merchant trading for Company-produced ethanol and co-products and third-party ethanol.

Income before provision for income taxes includes management fees charged by Pacific Ethanol to the segment. The production segment incurred $9,968,000, $5,957,000 and $8,776,000 in management fees for the years ended December 31, 2016, 2015 and 2014, respectively. The marketing and distribution segment incurred $3,000,000, $3,900,000 and $3,900,000 in management fees for the years ended December 31, 2016, 2015 and 2014, respectively. Corporate activities include selling, general and administrative expenses, consisting primarily of corporate employee compensation, professional fees and overhead costs not directly related to a specific operating segment.

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

Capital expenditures are substantially all incurred at the Company’s production segment.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net Sales
Ethanol Production:
Net sales to external customers	$1,045,807	$710,201	$562,388
Intersegment net sales	1,169	–	–
Total production segment net sales	1,046,976	710,201	562,388

Marketing and distribution:
Net sales to external customers	578,951	480,975	545,024
Intersegment net sales	8,029	5,262	3,986
Total marketing and distribution net sales	586,980	486,237	549,010
Intersegment eliminations	(9,198)	(5,262)	(3,986)
Net sales as reported	$1,624,758	$1,191,176	$1,107,412

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of goods sold:
Ethanol production	$1,018,181	$719,833	$473,598
Marketing and distribution	575,921	476,410	537,010
Intersegment eliminations	(21,176)	(12,477)	(11,681)
Cost of goods sold as reported	$1,572,926	$1,183,766	$998,927

Income (loss) before provision for income taxes:
Ethanol production	$(6,882)	$(32,723)	$72,278
Marketing and distribution	4,517	3,200	6,068
Corporate activities	2,910	616	(37,207)
	$545	$(28,907)	$41,139
Depreciation and amortization:
Ethanol production	$34,528	$23,091	$12,509
Marketing and distribution	3	151	551
Corporate activities	910	390	126
	$35,441	$23,632	$13,186

Interest expense:
Ethanol production	$20,794	$11,969	$7,048
Marketing and distribution	1,404	625	566
Corporate activities	208	–	1,824
	$22,406	$12,594	$9,438

The following table sets forth the Company’s total assets by operating segment (in thousands):

	December 31,
	2016	2015
Total assets:
Ethanol production	$542,688	$535,583
Marketing and distribution	146,356	107,499
Corporate assets	19,194	31,598
	$708,238	$674,680

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Facilities and plant equipment	$530,735	$501,800
Land	7,771	7,541
Other equipment, vehicles and furniture	9,714	9,084
Construction in progress	29,393	23,579
	577,613	542,004
Accumulated depreciation	(112,423)	(77,044)
	$465,190	$464,960

Depreciation expense, including idled facilities, was $35,441,000, $23,524,000 and $12,712,000 for the years ended December 31, 2016, 2015 and 2014, respectively. One of the Pacific Ethanol West Plants was idled for four months in 2014, as to which $699,000 of depreciation expense was recorded.

For the year ended December 31, 2015, the Company recorded an impairment charge of $1,970,000 related to the abandonment of certain accounting and information technology systems following the integration of its PE Central facilities.

For the year ended December 31, 2016, the Company capitalized interest of $1,307,000 related to its capital investment activities. Of this amount, approximately $640,000 related to project activity in the prior year, which the Company considered to be immaterial; therefore, this amount was corrected on a cumulative basis in the current period.

7.	INTANGIBLE ASSETS.

Intangible assets consisted of the following (in thousands):

		December 31, 2016			December 31, 2015
	Useful Life (Years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Non-Amortizing:
Kinergy tradename		$2,678	$-	$2,678	$2,678	$-	2,678
Amortizing:
Customer relationships	10	4,741	(4,741)	–	4,741	(4,741)	–
Total intangible assets, net		$7,419	$(4,741)	$2,678	$7,419	$(4,741)	2,678

Kinergy Tradename – The Company recorded a tradename valued at $2,678,000 in 2006 as part of its acquisition of Kinergy. The Company determined that the Kinergy tradename has an indefinite life and therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment of the Kinergy tradename for the years ended December 31, 2016, 2015 and 2014.

Customer Relationships – The Company recorded customer relationships valued at $4,741,000 as part of its acquisition of Kinergy. The Company established a useful life of ten years for these customer relationships. Amortization expense associated with intangible assets totaled $0, $108,000 and $474,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2016, 2015 and 2014, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net losses of $1,984,000, $542,000 and $808,000 as the change in the fair value of these contracts for the years ended December 31, 2016, 2015 and 2014, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of December 31, 2016
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Derivative assets	$978	Derivative liabilities	$4,115
		$978		$4,115

	As of December 31, 2015
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Derivative assets	$2,081	Derivative liabilities	$1,848
		$2,081		$1,848

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2016	2015	2014
Commodity contracts	Cost of goods sold	$1,386	$(338)	$(1,144)
		$1,386	$(338)	$(1,144)

		Unrealized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2016	2015	2014
Commodity contracts	Cost of goods sold	$(3,370)	$(204)	$336
		$(3,370)	$(204)	$336

9.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Kinergy line of credit	$49,862	$61,003
Pekin term loan	64,000	–
Pekin revolving loan	32,000	–
Pacific Aurora line of credit	1,000	–
Parent notes payable	55,000	–
PE Central term debt	–	162,622
	201,862	223,625
Less unamortized debt discount	(1,626)	(2,299)
Less unamortized debt financing costs	(1,708)	(462)
Less short-term portion	(10,500)	(17,003)
Long-term debt	$188,028	$203,861

Kinergy Line of Credit – Kinergy has an operating line of credit for an aggregate amount of up to $85,000,000 with an “accordion” feature to further increase the maximum credit under the credit facility to up to $100,000,000 in minimum increments of $5,000,000 each, upon Kinergy’s request, but subject to the consent of the agent and the lenders in their sole discretion. The line of credit matures on December 31, 2020. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 1.75% and 2.75%. The applicable margin was 1.75%, for a total rate of 2.75% at December 31, 2016. The credit facility’s monthly unused line fee is an annual rate equal to 0.25% to 0.375% depending on the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited under the terms of the credit facility to $1,500,000 per fiscal quarter.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit facility also includes the accounts receivable of PAP as additional collateral. Payments that may be made by PAP to the Company as reimbursement for management and other services provided by the Company to PAP are limited under the terms of the credit facility to $500,000 per fiscal quarter.

If Kinergy and PAP’s monthly excess borrowing availability falls below certain thresholds, they are collectively required to maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling EBITDA divided by the sum of interest expense, capital expenditures, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring certain additional indebtedness (other than specific intercompany indebtedness).

Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. Pacific Ethanol has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2016, Kinergy had an available borrowing base under the credit facility of $33,473,000.

Pekin Credit Facilities – On December 15, 2016, the Company’s wholly-owned subsidiary, Pacific Ethanol Pekin, Inc. (“Pekin”), entered into a Credit Agreement (the “Pekin Credit Agreement”) with 1st Farm Credit Services, PCA and CoBank, ACB (“CoBank”). On December 15, 2016, under the terms of the Pekin Credit Agreement, Pekin borrowed from 1st Farm Credit Services $64.0 million under a term loan facility that matures on August 20, 2021 (the “Pekin Term Loan”) and $32.0 million under a revolving term loan facility that matures on February 1, 2022 (the “Pekin Revolving Loan” and, together with the Pekin Term Loan, the “Pekin Credit Facility”). The Pekin Credit Facility is secured by a first-priority security interest in all of Pekin’s assets under the terms of a Security Agreement, dated December 15, 2016, by and between Pekin and CoBank (the “Pekin Security Agreement”). Interest accrues under the Pekin Credit Facility at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. Pekin is required to make quarterly principal payments in the amount of $3.5 million on the Pekin Term Loan beginning on May 20, 2017 and a principal payment of $4.5 million at maturity on August 20, 2021. Pekin is required to pay monthly in arrears a fee on any unused portion of the Pekin Revolving Loan at a rate of 0.75% per annum. Prepayment of the Pekin Credit Facility is subject to a prepayment penalty. Under the terms of the Pekin Credit Agreement, Pekin is required to maintain not less than $20.0 million in working capital and an annual debt coverage ratio of not less than 1.25 to 1.0. The Pekin Credit Agreement contains a variety of affirmative covenants, negative covenants and events of default which are customary for transactions of this type.

Pacific Aurora Line of Credit – On December 15, 2016, Pacific Aurora entered into a credit agreement (the “Pacific Aurora Credit Agreement”) with CoBank. Under the terms of the Pacific Aurora Credit Agreement, Pacific Aurora may borrow up to $30.0 million under a revolving term loan facility from CoBank that matures on February 1, 2022 (the “Pacific Aurora Credit Facility”). The Pacific Aurora Credit Facility is secured by a first-priority security interest in all of Pacific Aurora’s assets under the terms of a Security Agreement, dated December 15, 2016, by and among Pacific Aurora and CoBank (the “Pacific Aurora Security Agreement”). Borrowing availability under the Pacific Aurora Credit Facility automatically declines by $2.5 million on the first day of each June and December beginning on June 1, 2017 through and including December 1, 2020. Interest accrues under the Pacific Aurora Credit Facility at an annual rate equal to the 30-day LIBOR plus 4.0%, payable monthly. Pacific Aurora is required to pay monthly in arrears a fee on any unused portion of the Pacific Aurora Credit Facility at a rate of 0.75% per annum. Prepayment of the Pacific Aurora Credit Facility is subject to a prepayment penalty. Under the terms of the Pacific Aurora Credit Agreement, Pacific Aurora is required to maintain not less than $22.5 million in working capital through June 30, 2017, not less than $24.0 million in working capital after June 30, 2017, and an annual debt coverage ratio of not less than 1.5 to 1.0. At December 31, 2016, Pacific Aurora had $1,000,000 outstanding under the credit facility and $29,000,000 available for borrowing under the facility.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pacific Ethanol, Inc. Notes Payable – On December 12, 2016, Pacific Ethanol entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with five accredited investors (the “Investors”). On December 15, 2016, under the terms of the Note Purchase Agreement, Pacific Ethanol sold $55.0 million in aggregate principal amount of its senior secured notes (the “Notes”) to the Investors in a private offering (the “Note Transaction”) for aggregate gross proceeds of 97% of the principal amount of the Notes sold. The Notes mature on December 15, 2019 (the “Maturity Date”). Interest on the Notes accrues at a rate equal to (i) the greater of 1% and the three-month LIBOR, plus 7.0% from the closing through December 14, 2017, (ii) the greater of 1% and LIBOR, plus 9% between December 15, 2017 and December 14, 2018, and (iii) the greater of 1% and LIBOR plus 11% between December 15, 2018 and the Maturity Date. The interest rate increases by an additional 2% per annum above the interest rate otherwise applicable upon the occurrence and during the continuance of an event of default until such event of default has been cured. Interest is payable in cash in arrears on the 15th calendar day of each March, June, September and December beginning on March 15, 2017. Pacific Ethanol is required to pay all outstanding principal and any accrued and unpaid interest on the Notes on the Maturity Date. Pacific Ethanol may, at its option, prepay the outstanding principal amount of the Notes at any time without premium or penalty. The Notes contain a variety of events of default which are typical for transactions of this type. The payments due under the Notes will rank senior to all other indebtedness of Pacific Ethanol, other than permitted senior indebtedness. The Notes contain a variety of obligations on the part of Pacific Ethanol not to engage in certain activities, which are typical for transactions of this type, including that (i) Pacific Ethanol and certain of its subsidiaries will not incur other indebtedness, except for certain permitted indebtedness, (ii) Pacific Ethanol and certain of its subsidiaries will not redeem, repurchase or pay any dividend or distribution on their respective capital stock without the prior consent of the holders of the Notes holding 66-2/3% of the aggregate principal amount of the Notes, other than certain permitted distributions, (iii) Pacific Ethanol and certain of its subsidiaries will not sell, lease, assign, transfer or otherwise dispose of any assets of Pacific Ethanol or any such subsidiary, except for certain permitted dispositions (including the sales of inventory or receivables in the ordinary course of business), and (iv) Pacific Ethanol and certain of its subsidiaries will not issue any capital stock or membership interests for any purpose other than to pay down a portion of all of the amounts owed under the Notes and in connection with Pacific Ethanol’s stock incentive plans. The Notes are secured by a first-priority security interest in the equity interest held by Pacific Ethanol in its wholly-owned subsidiary, PE Op. Co., which indirectly owns the Company’s plants located on the West Coast.

Pacific Ethanol West Plants’ Term Debt – The Pacific Ethanol West Plants’ debt as of December 31, 2015 consisted of a $17,003,000 tranche A-1 term loan which was to mature in June 2016. On February 26, 2016, the Company retired the $17,003,000 outstanding balance by purchasing the lender’s position for cash at par without any prepayment penalty. The purchase increased the amount of the term debt held by Pacific Ethanol from $41,763,000 at December 31, 2015 to $58,766,000 at December 31, 2016, which is eliminated upon consolidation, as the Company has no continuing obligations to any third-party lender under the credit agreements associated with this term debt.

Pacific Ethanol Central Plants’ Term Debt –On July 1, 2015, upon effectiveness of the PE Central acquisition, PE Central became a wholly-owned subsidiary of the Company and, on a consolidated basis, the combined company became obligated with respect to the Pacific Ethanol Central Plants’ term loan and revolving credit facilities. In connection with the Company’s allocation of purchase price, the debt was recorded at $142,744,000, net of a discount of $2,875,000. The term loan facility was to mature on September 24, 2017. The term loan facility was secured through a first-priority lien on substantially all of the Pacific Ethanol Central Plants’ assets and contained customary financial covenants, including the requirement that PE Central maintain a cash balance of at least $2,000,000. As of December 31, 2015, the Pacific Ethanol Central Plants’ term debt had an outstanding balance of $145,619,000.

Interest on the term loan facility accrued and could either be paid in cash at a rate of 10.5% per annum or paid in-kind at a rate of 15.0% per annum by adding such interest to the outstanding principal balance. The Company paid interest in cash for the period from July 1, 2015, the effective date of the PE Central acquisition, through December 31, 2015. During the year ended December 31, 2016, the Company elected to pay in-kind an aggregate of $9,451,000 of interest, which was added to the principal balance. As of December 15, 2016, the principal balance was $155,070,205. On December 15, 2016, the Company paid in full the outstanding principal balance and all accrued and unpaid interest. The Company did not pay any prepayment penalties. The Company fully amortized the remaining unamortized debt discount of $1,152,000 and recorded the amount in interest expense, net for the year ended December 31, 2016.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of Long-term Debt – The Company’s long-term debt matures as follows (in thousands):

December 31:

2017	$10,500
2018	14,000
2019	69,000
2020	63,862
2021	11,500
2022	33,000
$201,862

At December 31, 2016, there were approximately $287,200,000 of net assets of the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities maintained by these subsidiaries.

10.	PENSION PLANS.

Retirement Plan - The Company sponsors a defined benefit pension plan (the “Retirement Plan”) that is noncontributory, and covers only “grandfathered” unionized employees at its Pekin, Illinois, facility. The Company assumed the Retirement Plan as part of its acquisition of PE Central on July 1, 2015. Benefits are based on a prescribed formula based upon the employee's years of service. On October 31, 2015, the Union ratified a new collective bargaining agreement with the Company for its hourly production workers in Pekin, Illinois. This new agreement was effective November 1, 2015. The revised amended agreement states that, among other things, employees hired after November 1, 2010, will not be eligible to participate in the Retirement Plan. The Company uses a December 31 measurement date for its Retirement Plan. The Company's funding policy is to make the minimum annual contribution required by applicable regulations.

Information related to the Retirement Plan as of and for the years ended December 31, 2016 and 2015 is presented below (dollars in thousands):

	2016	2015
Changes in plan assets:
Fair value of plan assets, beginning	$12,567	$13,180
Actual gain (loss)	523	(298)
Benefits paid	(667)	(315)
Company contributions	–	–
Participant contributions	–	–
Fair value of plan assets, ending	$12,423	$12,567
Less: accumulated/projected benefit obligation	$18,455	$16,552
Funded status, (underfunded)/overfunded	$(6,032)	$(3,985)

Amounts recognized in the consolidated balance sheets:
Other liabilities	$(6,032)	$(3,985)
Accumulated other comprehensive loss (income)	$1,047	$(885)

Components of net periodic benefit costs are as follows:
Service cost	$223	$211
Interest cost	686	338
Expected return on plan assets	(794)	(500)
Net periodic benefit cost	$115	$49
Loss (gain) recognized in other comprehensive income (expense)	$1,932	$(885)

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used in computation benefit obligations:
Discount rate	4.15%	4.23%
Expected long-term return on plan assets	6.75%	7.75%
Rate of compensation increase	–	–

The Company is not expected to make contributions in the year ending December 31, 2017. Expected net periodic benefit cost for 2017 is estimated at approximately $0.5 million.

The following table summarizes the expected benefit payments for the Company's plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:

2017	$750
2018	780
2019	790
2020	820
2021	830
2022-26	4,860
$8,830

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

Postretirement Plan - The Company also sponsors a health care plan and life insurance plan (the “Postretirement Plan”) that provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. The Company assumed the Postretirement Plan as part of its acquisition of PE Central on July 1, 2015. Employees hired after December 31, 2000, are not eligible to participate in the Postretirement Plan. The plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to the Postretirement Plan as of and for the years ended December 31, 2016 and 2015 are presented below (dollars in thousands):

	2016	2015
Amounts at the end of the year:
Accumulated/projected benefit obligation	$5,371	$3,619
Fair value of plan assets	–	–
Funded status, (underfunded)/overfunded	$(5,371)	$(3,619)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(310)	$(214)
Other liabilities	$(5,061)	$(3,405)
Accumulated other comprehensive loss (expense)	$1,573	$(155)

Amounts recognized in the plan for the year:
Company contributions	$163	$20
Participant contributions	$22	$15
Benefits paid	$(184)	$(35)

Components of net periodic benefit costs are as follows:
Service cost	$48	$32
Interest cost	139	65
Net periodic benefit cost	$187	$97

Loss (gain) recognized in other comprehensive income	$1,728	$(155)

Assumptions used in computation benefit obligations:
Discount rate	3.95%	3.67%

The Company does not expect to recognize any amortization of net actuarial loss during the year ended December 31, 2017.

The following table summarizes the expected benefit payments for the Company's plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:

2017	$310
2018	290
2019	320
2020	300
2021	320
2022-26	1,890
$3,430

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for the plan in 2017, adjusting to a rate of 4.5% in 2025. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAXES.

The Company recorded a provision (benefit) for income taxes as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current provision (benefit)	$141	$(8,011)	$11,040
Deferred provision (benefit)	(1,122)	(2,023)	4,097
Total	$(981)	$(10,034)	$15,137

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.4	9.2	10.0
Change in valuation allowance	(298.8)	(4.2)	(11.5)
Fair value adjustments and warrant inducements	37.2	2.0	31.8
Domestic production gross receipts deduction	–	(2.9)	(2.0)
Section 382 reduction to loss carryover	–	0.1	(24.2)
Stock compensation	58.8	(0.8)	–
Non-deductible items	8.9	(0.5)	0.6
Change in tax status of subsidiary	–	–	(1.6)
Other	(27.5)	(3.2)	(1.3)
Effective rate	(180.0)%	34.7%	36.8%

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$45,709	$53,867
Railcar contracts	3,348	5,143
Pension liability	2,204	2,647
R&D and AMT credits	2,465	2,303
Derivatives	1,228	–
Litigation accrual	–	1,290
Capital leases	–	1,021
Stock-based compensation	946	724
Allowance for doubtful accounts and other assets	856	–
Other	4,316	5,367
Total deferred tax assets	61,072	72,362

Deferred tax liabilities:
Fixed assets	(45,757)	(30,272)
Intangibles	(1,091)	(1,091)
Debt basis	–	(912)
Other	(1,593)	(1,423)
Total deferred tax liabilities	(48,441)	(33,698)

Valuation allowance	(12,683)	(39,838)
Net deferred tax liabilities	$(52)	$(1,174)

Classified in balance sheet as:
Other liabilities	$(52)	$(1,174)

A portion of the Company’s net operating loss carryforwards will be subject to provisions of the tax law that limit the use of losses incurred by a company prior to the date certain ownership changes occur. Due to the limitation, a significant portion of these net operating loss carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire due to this limitation, the Company had remaining federal net operating loss carryforwards of approximately $117,683,000 and state net operating loss carryforwards of approximately $101,838,000 at December 31, 2016. These net operating loss carryforwards expire as follows (in thousands):

Tax Years	Federal	State
2017–2021	$–	$22,425
2022–2026	3,781	4,109
2027–2031	1,654	30,102
2032–2036	112,248	45,202
	$117,683	$101,838

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of these net operating losses are not immediately available, but become available to be utilized in each of the years ended December 31, as follows (in thousands):

Year	Federal	State
2017	$16,328	$40,037
2018	6,441	4,809
2019	6,441	4,809
2020	6,374	4,781
2021	6,308	4,754
Thereafter	75,791	42,648
	$117,683	$101,838

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

A valuation allowance was established in the amount of $12,683,000, $39,838,000 and $4,147,000 at December 31, 2016, 2015 and 2014, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. For the year ended December 31, 2015, the Company recorded an increase in the valuation allowance of $35,691,000, including $34,469,000 related to the acquisition of PE Central. For the year ended December 31, 2016, the Company recorded a decrease in the valuation allowance of $27,155,000, including approximately $13,500,000 related to finalization of the deferred tax attributes of PE Central at the date of acquisition, and approximately $11,500,000 related to the sale of a noncontrolling interest in Pacific Aurora. During the year ended December 31, 2015, the Company recognized $1,500,000 in tax benefit related to adjustments to its tax asset valuation allowance from a prior year. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards (exclusive of net operating losses associated with items recorded directly to equity) for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

At December 31, 2016, the Company had no increase or decrease in unrecognized income tax benefits for the year as a result of uncertain tax positions taken in a prior or current period. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2016. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2013 – 2015
Arizona	2013 – 2015
California	2012 – 2015
Colorado	2012 – 2015
Idaho	2013 – 2015
Illinois	2013 – 2015
Indiana	2013 – 2015
Iowa	2013 – 2015
Kansas	2014 – 2015
Minnesota	2014 – 2015
Missouri	2014 – 2015
Nebraska	2013 – 2015
Oklahoma	2014 – 2015
Oregon	2013 – 2015
Texas	2012 – 2015

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

12.	PREFERRED STOCK.

The Company has 6,734,835 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2016, the Company had the following designated preferred stock:

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2016 and 2015. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with 926,942 shares outstanding at December 31, 2016 and 2015. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

As of December 31, 2016, the Series B Preferred Stock was convertible into 634,641 shares of the Company’s common stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis), at a price less than the conversion price then in effect. The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accrued and paid in cash preferred stock dividends of $1,269,000, $1,265,000 and $1,265,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Agreement/Payment Date	Amount of Dividends Paid	Shares of Common Stock Issued	Extended Forbearance Date
August 12, 2012	$732,000	157,000	January 1, 2014
December 26, 2012	732,000	144,500	June 30, 2014
March 27, 2013	732,000	139,000	September 30, 2014
July 26, 2013	731,000	175,000	December 31, 2014
September 17, 2013	731,000	197,000	March 31, 2015
May 23, 2014	1,463,000	120,000	November 30, 2015
November 24, 2014	1,000,000	–
December 23, 2014	1,194,000	–
Total	$7,315,000	932,500

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMON STOCK AND WARRANTS.

The following table summarizes warrant activity for the years ended December 31, 2015, 2014 and 2013 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2013	8,275	$5.47 – $735.00	$10.04
Warrants exercised	(6,615)	$6.09 – $8.85	$7.17
Warrants expired	(804)	$5.47	$5.47
Balance at December 31, 2014	856	$6.09 – $735.00	$36.55
Warrants exercised	(42)	$8.85	$8.85
Warrants expired	(432)	$8.85	$8.85
Balance at December 31, 2015	382	$6.09 – $735.00	$70.87
Warrants exercised	(138)	$8.43	$8.43
Balance at December 31, 2016	244	$6.09 – $735.00	$106.22

July 2012 Public Offering – On July 3, 2012, the Company raised $10,903,000, net of $1,137,000 of underwriting fees and issuance costs, through a public offering of units consisting of an aggregate of 1,867,000 shares of common stock, warrants immediately exercisable to purchase an aggregate of 1,867,000 shares of common stock at an exercise price of $9.45 per share and which expire in 2017 (“Series I Warrants”) and warrants immediately exercisable to purchase an aggregate of 933,000 shares of common stock at an exercise price of $7.95 per share and which expired in 2014 (“Series II Warrants”). The Series I Warrants are, and the Series II Warrants were, subject to “weighted-average” anti-dilution adjustments if the Company issues or is deemed to have issued securities at a price lower than their then applicable exercise prices. Due to subsequent transactions, the exercise price of the Series I Warrants was reduced to $6.09 per share and the exercise price of the Series II Warrants was reduced to $5.47 per share. The Company accounted for the net proceeds of the offering by first allocating the $3,380,000 fair value of the warrants to liabilities and then allocating the remaining amount to equity. The Series II Warrants expired unexercised. As of December 31, 2016, Series I Warrants to purchase 211,000 shares of common stock remained outstanding.

Warrant Inducements – During 2014, certain holders exercised warrants and received payments from the Company in the aggregate amounts of $2,271,000 in cash as an inducement for these exercises, which were recorded as an expense. There were no warrant inducements in 2016 and 2015.

Warrant Terms – The exercise prices of the outstanding warrants described above are subject to adjustment for stock splits, combinations or similar events, and, in such event, the number of shares issuable upon the exercise of the warrants will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. The warrants generally require payments to be made by the Company for failure to deliver the shares of common stock issuable upon exercise. The warrants may not be exercised if, after giving effect to the exercise, the investor together with its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock. The blocker applicable to the exercise of the warrants may be raised or lowered to any other percentage not in excess of 9.99%, except that any increase will only be effective upon 61-days’ prior notice to the Company. If the Company issues options, convertible securities, warrants, stock, or similar securities to holders of its common stock generally, each holder of certain warrants has the right to acquire the same securities as if the holder had exercised its warrants. The warrants prohibit the Company from entering into specified transactions involving a change of control, unless the successor entity assumes all of the Company’s obligations under the warrants under a written agreement before the transaction is completed. When there is a transaction involving a permitted change of control, a holder of a warrant will have the right to force the Company to repurchase the holder’s warrant for a purchase price in cash equal to the Black-Scholes value (as calculated under the individual warrant agreements) of the then unexercised portion of the warrant.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Warrants – The Company has determined that the warrants issued in the above transaction did not meet the conditions for classification in stockholders’ equity and as such, the Company has recorded them as a liability at fair value. The Company will revalue them at each reporting period. Further, as noted above, certain of the exercise prices declined as a result of the anti-dilution adjustments due to subsequent transactions. Accordingly, the Company recorded fair value adjustments quarterly, with total fair value adjustments of $1,641,000 of income for the year ended December 31, 2015 and $557,000 and $35,260,000 of expense for the years ended December 31, 2016 and 2014, respectively, which is largely attributed to adjustment, if any, to their exercise prices, term shortening and changes in the market value of the Company’s common stock. See Note 16 for the Company’s fair value assumptions.

Registration Rights Agreements – In connection with the above issuance, the Company entered into a registration rights agreements with all of the investors to file registration statements on Form S-1 or S-3 with the Securities and Exchange Commission by certain dates for the resale by the purchasers of the shares of common stock issued and the shares of common stock issuable upon exercise of the warrants. Subject to customary grace periods, the Company is required to keep the registration statements (and the accompanying prospectuses) available for use for resale by the investors on a delayed or continuous basis at then-prevailing market prices at all times until the earlier of (i) the date as of which all of the investors may sell all of the shares of common stock required to be covered by the registration statement without restriction under Rule 144 under the Securities Act of 1933, as amended (including volume restrictions) and without the need for current public information required by Rule 144(c)(1), if applicable) or (ii) the date on which the investors have sold all of the shares of common stock covered by the registration statement. The Company must pay registration delay payments of up to 2% of each investor’s initial investment per month if the registration statement ceases to be effective prior to the expiration of deadlines provided for in the registration rights agreement. The initial registration statements became effective by the stated deadlines and the Company did not record any liability associated with any registration delay payments under the registration rights agreements.

14.	STOCK-BASED COMPENSATION.

The Company has two equity incentive compensation plans: a 2006 Stock Incentive Plan and a 2016 Stock Incentive Plan.

2006 Stock Incentive Plan – The 2006 Stock Incentive Plan authorized the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”), restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 1,715,000 shares of common stock. In June 2016, this plan was terminated, except to the extent of issued and outstanding unvested stock awards and options.

2016 Stock Incentive Plan – On June 16, 2016, the Company’s shareholders approved the 2016 Stock Incentive Plan, which authorizes the issuance of ISOs, NQOs, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to the Company’s officers, directors or key employees or to consultants that do business with the Company for up to an aggregate of 1,150,000 shares of common stock.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options – Summaries of the status of Company’s stock option plans as of December 31, 2016 and 2015 and of changes in options outstanding under the Company’s plans during those years are as follows (number of shares in thousands):

	Years Ended December 31,
	2016		2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	240	$4.18	241	$6.91
Expired	–	–	(1)	867.24
Outstanding at end of year	240	$4.18	240	$4.18
Options exercisable at end of year	240	$4.18	164	$4.18

Stock options outstanding as of December 31, 2016 were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.74	229	6.47	$3.74	229	$3.74
$12.90	11	4.59	$12.90	11	$12.90

The options outstanding at December 31, 2016 and 2015 had intrinsic values of $1,319,000 and $238,000, respectively.

Restricted Stock – The Company granted to certain employees and directors shares of restricted stock under its 2006 and 2016 Stock Incentive Plans. A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2013	472	$5.07
Issued	155	$15.23
Vested	(227)	$5.79
Canceled	(10)	$4.30
Unvested at December 31, 2014	390	$8.71
Issued	307	$10.16
Vested	(220)	$7.94
Canceled	(14)	$10.08
Unvested at December 31, 2015	463	$10.00
Issued	742	$5.24
Vested	(250)	$9.01
Canceled	(25)	$6.24
Unvested at December 31, 2016	930	$6.57

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the common stock at vesting aggregated $1,142,000, $2,603,000 and $3,858,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense related to employee and non-employee restricted stock and option grants recognized in selling, general and administrative expenses, were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Employees	$2,173	$1,694	$1,493
Non-employees	443	325	345
Total stock-based compensation expense	$2,616	$2,019	$1,838

At December 31, 2016, the total compensation cost related to unvested awards which had not been recognized was $6,112,000 and the associated weighted-average period over which the compensation cost attributable to those unvested awards would be recognized was approximately 1.75 years.

15.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2016:

Leases – Future minimum lease payments required by non-cancelable leases in effect at December 31, 2016 were as follows (in thousands):

Years Ended December 31,	Capital Leases	Operating Leases
2017	$930	$14,011
2018	588	11,822
2019	–	8,929
2020	–	4,942
2021	–	1,991
Thereafter	–	2,812
Total minimum payments	1,518	$44,507
Amount representing interest	(177)
Obligations under capital leases	1,341
Obligations due within one year	(794)
Long-term obligations under capital leases	$547

Total rent expense during the years ended December 31, 2016, 2015 and 2014 was $13,644,000, $9,528,000 and $2,417,000, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales Commitments – At December 31, 2016, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 336,895,000 gallons of ethanol as of December 31, 2016 and open fixed-price ethanol sales contracts totaling $21,780,000 as of December 31, 2016. The Company had open fixed-price co-product sales contracts totaling $23,200,000 and open indexed-price co-product sales contracts for 92,000 tons as of December 31, 2016. These sales contracts are scheduled to be completed throughout 2017.

Purchase Commitments – At December 31, 2016, the Company had indexed-price purchase contracts to purchase 39,257,000 gallons of ethanol and fixed-price purchase contracts to purchase $14,200,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $18,947,000 of corn from its suppliers. These purchase commitments are scheduled to be satisfied throughout 2017. In addition, in September 2016, the Company signed an agreement to finance and construct a 5 megawatt solar project at its Madera facility. The amount financed is up to $10.0 million, to be amortized over twenty years as part of the facility’s property tax assessments. As of December 31, 2016, the Company had incurred $2.1 million in project costs, which is recorded in other liabilities in the accompanying consolidated balance sheets.

Other Commitments – At December 31, 2016, the Company had firm commitments for various capital and process improvement projects at the Company’s plants of approximately $4,710,000, which are expected to be completed in 2017.

Contingencies – The following is a description of significant contingencies at December 31, 2016:

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

The Company assumed certain legal matters which were ongoing at the date of its acquisition of Aventine Renewable Energy. Among them was a lawsuit between Aventine Renewable Energy, Inc. (now known as Pacific Ethanol Pekin, LLC, or “PE Pekin”) and Glacial Lakes Energy and Aberdeen Energy, together, the “Defendants,” in which PE Pekin sought damages for breach of termination agreements that wound down ethanol marketing arrangements between PE Pekin and the Defendants. In February 2017, the Company and the Defendants executed a settlement agreement, and the Defendants paid in cash to the Company $3.5 million in final resolution of these matters. The Company did not assign any value to the claim in the accounting for the Aventine acquisition. The Company recorded a gain, net of legal fees, of $3.2 million, upon receipt of the cash settlement. That payment having been received in February 2017, the Company expects to recognize the gain in the first quarter of 2017.

Pacific Ethanol, Inc., through a subsidiary acquired in its acquisition of Aventine, became involved in a pending lawsuit with Western Sugar Cooperative (“Western Sugar”) that pre-dated the Aventine acquisition.

On February 27, 2015, Western Sugar filed a complaint in the United States District Court for the District of Colorado (Case No. 1:15-cv-00415) naming Aventine Renewable Energy, Inc. (“ARE, Inc.”), one of Aventine’s subsidiaries, as defendant. Western Sugar amended its complaint on April 21, 2015. ARE, Inc. purchased surplus sugar through a United States Department of Agriculture program. Western Sugar was one of the entities that warehoused this sugar for ARE, Inc. The suit alleged that ARE, Inc. breached its contract with Western Sugar by failing to pay certain penalty rates for the storage of its sugar or alternatively failing to pay a premium rate for storage. Western Sugar alleged that the penalty rates applied because ARE, Inc. failed to take timely delivery or otherwise cause timely shipment of the sugar. Western Sugar claimed “expectation damages” in the amount of approximately $8.6 million. On December 29, 2016, Western Sugar and ARE, Inc. entered into a settlement pursuant to which ARE Inc. paid $1.7 million and Western Sugar filed a Stipulation of Dismissal with prejudice. As a result, the Company reduced its litigation reserve of $2.8 million and recognized the recovery of $1.1 million in selling, general and administrative expenses for the year ended December 31, 2016.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, through subsidiaries acquired in its acquisition of Aventine, became involved in various pending lawsuits with ACEC that pre-dated the Aventine acquisition.

On July 26, 2015, the Company settled all outstanding litigation with ACEC. The Company and ACEC agreed to dismiss all lawsuits with prejudice with no admission of fault or liability by the parties, and to release the alleged option held by ACEC to repurchase the land upon which the Company’s 110 million gallon ethanol production facility in Aurora, Nebraska is located (the “Aurora West Facility”). In addition, the parties agreed to terminate the grain supply, marketing and various other agreements between them or their subsidiaries. Under the terms of the settlement, the Company and ACEC will each bear its own costs and fees associated with the lawsuits and the settlement. The Company and ACEC agreed to continue to work together to amend or replace certain real property easements currently in place to ensure continued mutual access by both parties to a system of rails, rail switches, roads, electrical improvements, and utilities already constructed near the Aurora West Facility.

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

On March 17 and March 18, 2014, GS CleanTech filed suit naming as defendants two Company subsidiaries: PE Stockton and Pacific Ethanol Magic Valley, LLC (“PE Magic Valley”). The claims were similar to those filed against Pacific Ethanol, Inc. in May 2013. These two cases were transferred to the multi-district litigation division in United States District Court for the Southern District of Indiana, where the case against Pacific Ethanol, Inc. was pending. Although PE Stockton and PE Magic Valley do separate and market corn oil, Pacific Ethanol, Inc., PE Stockton and PE Magic Valley strongly disagree that either of the subsidiaries use corn oil separation technology that infringes the patent owned by GS CleanTech. In a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for Pacific Ethanol, Inc., PE Stockton and PE Magic Valley finding that all of the GS CleanTech patents in the suit were invalid and, therefore, not infringed. GS CleanTech has said it will appeal this decision when the remaining claim in the suit has been decided. The only remaining claim alleged that GS CleanTech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue.

A trial in the District Court for the Southern District of Indiana was conducted in October 2015 on that single issue as well as whether GS CleanTech’s behavior during prosecution of the patents rendered this an “exceptional case” which would allow the District Court to award the Defendants reimbursement of their attorneys’ fees expended for defense of the case.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 15, 2016, the District Court issued an Order finding that GS CleanTech, the inventors and GS CleanTech’s counsel committed inequitable conduct in the prosecution of the GS CleanTech patents before the United States Patent and Trademark Office. As a result, the District Court issued a Final Judgment on September 15, 2016 dismissing with prejudice all of GS CleanTech’s cases against the Defendants, including Pacific Ethanol, Inc., PE Stockton and PE Magic Valley. The District Court’s ruling of inequitable conduct results in the unenforceability of the GS CleanTech patents against third parties, and also enables the Defendants to pursue reimbursement of their costs and attorneys’ fees from GS CleanTech and its counsel. GS Cleantech has asked the Court to reconsider its inequitable conduct decision, citing the existence of a recently issued patent which the patent examiner allowed despite the Court’s findings and the allowance of which the Court did not consider when making its decision of inequitable conduct. GS Cleantech has indicated it will eventually appeal the current rulings on inequitable conduct and/or invalidity if the Court’s reconsideration does not result in a change in its findings. The Court’s reconsideration has been stayed until April 10, 2017.

The Company has evaluated the above cases as well as other pending cases. The Company currently has not recorded a litigation contingency liability with respect to these cases.

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

Warrants – The Company’s warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The Company recorded its warrants issued from 2011 through 2012 at fair value and designated them as Level 3 on their issuance dates.

Significant assumptions used and related fair values for the warrants as of December 31, 2016 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/03/2012	$6.09	40.9%	0.62%	0.50	11.3%	211,000	$651,000

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant assumptions used and related fair values for the warrants as of December 31, 2015 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/03/2012	$6.09	49.1%	0.86%	1.51	22.9%	211,000	$200,000
12/13/2011	$8.43	48.4%	0.65%	0.95	18.3%	138,000	73,000
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

The market discount, or a discount for lack of marketability, is quantified using a Black-Scholes option pricing model, with a primary model input of assumed holding period restriction. As the assumed holding period increases (decreases), the market discount increases (decreases), conversely impacting the fair value of the warrants.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes recurring fair value measurements by level at December 31, 2016 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments(1)	$978	$978	$–	$–
Defined benefit plan assets(2)
(pooled separate accounts):
Large U.S. Equity(3)	3,134	–	3,134	–	25%
Small/Mid U.S. Equity(4)	1,802	–	1,802	–	15%
International Equity(5)	2,006	–	2,006	–	16%
Fixed Income(6)	5,481	–	5,481	–	44%
	$13,401	$978	$12,423	$–
Liabilities:
Warrants(7)	$(651)	$–	$–	$(651)
Derivative financial instruments(8)	(4,115)	(4,115)	–	–
	$(4,766)	$(4,115)	$–	$(651)

The following table summarizes recurring fair value measurements by level at December 31, 2015 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments(1)	$2,081	$2,081	$–	$–
Defined benefit plan assets(2)
(pooled separate accounts):
Large U.S. Equity(3)	3,662	–	3,662	–	29%
Small/Mid U.S. Equity(4)	1,099	–	1,099	–	9%
International Equity(5)	1,525	–	1,525	–	12%
Fixed Income(6)	6,281	–	6,281	–	50%
	$14,648	$2,081	$12,567	$–
Liabilities:
Warrants(7)	$(273)	$–	$–	$(273)
Derivative financial instruments(8)	(1,848)	(1,848)	–	–
	$(2,121)	$(1,848)	$–	$(273)

__________

(1)	Included in derivative assets in the consolidated balance sheets.
(2)	See Note 10 for accounting discussion.
(3)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(5)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(6)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(7)	Included in warrant liabilities at fair value in the consolidated balance sheets.
(8)	Included in derivative liabilities in the consolidated balance sheets.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Warrants
Balance, December 31, 2013	$8,215
Exercises of warrants	(41,486)
Expiration of warrants	(3)
Adjustments to fair value for the period	35,260
Balance, December 31, 2014	$1,986
Exercises of warrants	(72)
Expiration of warrants	(527)
Adjustments to fair value for the period	(1,114)
Balance, December 31, 2015	$273
Exercises of warrants	(179)
Adjustments to fair value for the period	557
Balance, December 31, 2016	$651

17.	PARENT COMPANY FINANCIALS.

Restricted Net Assets – At December 31, 2016, the Company had approximately $287,200,000 of net assets at its subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent company financial statements for the periods covered in this report are set forth below.

Pacific Ethanol, Inc.

Condensed Financial Information of the Registrant

Balance Sheets - Parent Company Only

(in thousands)

	December 31,
	2016	2015
Cash and cash equivalents	$11,060	$20,618
Receivables from subsidiaries	7,203	14,505
Other current assets	6,442	11,361
Total current assets	24,705	46,484

Property and equipment, net	1,433	1,695

Investments in subsidiaries	363,401	301,416
Pacific Ethanol West plant receivable	58,766	41,763
Other assets	1,110	838
Total other assets	423,277	344,017
Total Assets	$449,415	$392,196

Accounts payable and accrued liabilities	$1,758	$1,963
Payables to subsidiaries	1,568	13,230
Accrued PE Op Co. purchase	3,829	3,828
Other current liabilities	183	–
Total current liabilities	7,338	19,021

Long Term debt, net	53,360	–
Warrant liabilities at fair value	651	273
Deferred tax liabilities	52	1,174
Other liabilities	124	184
Total Liabilities	61,525	20,652

Preferred stock	1	1
Common stock	40	39
Non-voting common stock	4	4
Additional paid-in capital	922,698	902,843
Accumulated other comprehensive income (expense)	(2,620)	1,040
Accumulated deficit	(532,233)	(532,383)
Total Pacific Ethanol, Inc. stockholders' equity	387,890	371,544
Total Liabilities and Stockholders' Equity	$449,415	$392,196

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pacific Ethanol, Inc.

Condensed Financial Information of the Registrant

Statements of Operations - Parent Company Only

(in thousands)

	Years Ended December 31,
	2016	2015	2014

Management fees from subsidiaries	$12,968	$9,857	$12,731
Selling, general and administrative expenses	14,491	14,336	12,779
Asset impairment	–	1,970	–
Loss from operations	(1,523)	(6,449)	(48)
Fair value adjustments and warrant inducements	(557)	1,641	(37,532)
Interest income	5,964	5,739	4,753
Interest expense	(240)	(27)	(1,813)
Loss on extinguishments of debt	–	–	(2,363)
Other income	1,931	–	–
Income (loss) before provision for income taxes	5,575	904	(37,003)
Provision (benefit) for income taxes	(981)	(10,034)	15,137
Income (loss) before equity in earnings of subsidiaries	6,556	10,938	(52,140)
Equity in earnings (losses) of subsidiaries	(5,137)	(29,724)	73,429
Consolidated net income (loss)	$1,419	$(18,786)	$21,289

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pacific Ethanol, Inc.

Condensed Financial Information of the Registrant

Statements of Cash Flows - Parent Company Only

(in thousands)

	2016	2015	2014
Operating Activities:
Net income (loss)	$1,419	$(18,786)	$21,289
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in earnings (losses) of subsidiaries	5,137	29,724	(73,429)
Depreciation and amortization	727	390	126
Fair value adjustments	557	(1,641)	35,260
Loss on extinguishments of debt	–	–	2,363
Asset impairment	–	1,970	–
Deferred income taxes	(1,122)	(14,260)	5,128
Amortization of debt discount	10	–	1,674
Changes in operating assets and liabilities:
Accounts receivables	7,302	(5,958)	(7,001)
Other assets	4,647	(4,139)	1,365
AP and accruals	(3,741)	604	(587)
Accounts payable with subsidiaries	(9,385)	11,179	5,846
Net cash provided by (used in) provided by operating activities	$5,551	$(917)	$(7,966)

Investing Activities:
Additions to property and equipment	$(465)	$(1,483)	$(455)
Purchases of investments in subsidiaries	–	–	(6,000)
Investments in subsidiaries	(50,886)	–	–
Purchase of PE OP Co. debt	(17,003)	–	(17,038)
Net cash used in investing activities	$(68,354)	$(1,483)	$(23,493)

Financing Activities:
Proceeds from issuance of senior notes	$53,350	$–	$–
Proceeds from exercise of warrants	1,164	368	43,676
Preferred stock dividends	(1,269)	(1,265)	(3,459)
Proceeds from equity raise	–	–	26,073
Payment on related party note	–	–	(750)
Payments on senior notes	–	–	(13,984)
Net cash provided by (used in) financing activities	$53,245	$(897)	$51,556
Net increase (decrease) increase in cash and equivalents	(9,558)	(3,297)	20,097
Cash and equivalents at beginning of period	20,618	23,915	3,818
Cash and equivalents at ending of period	$11,060	$20,618	$23,915

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	QUARTERLY FINANCIAL DATA (UNAUDITED).

The Company’s quarterly results of operations for the years ended December 31, 2016 and 2015 are as follows (in thousands). Certain of these calculations have been revised from the calculations previously reported to reflect the participating securities.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2016:

Net sales	$342,373	$422,860	$417,806	$441,719
Gross profit	$1,069	$17,704	$6,364	$26,695
Income (loss) from operations	$(7,248)	$11,556	$393	$18,808
Net income (loss) attributed to Pacific Ethanol, Inc.	$(13,226)	$5,086	$(3,518)	$13,077
Preferred stock dividends	$(315)	$(315)	$(319)	$(320)
Income allocated to participating securities	$–	$(71)	$–	$(189)
Net income (loss) available to common stockholders	$(13,541)	$4,700	$(3,837)	$12,569
Income (loss) per common share:
Basic	$(0.32)	$0.11	$(0.09)	$0.30
Diluted	$(0.32)	$0.11	$(0.09)	$0.30

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2015:
Net sales	$206,176	$227,621	$380,622	$376,757
Gross profit (loss)	$(987)	$6,254	$(7,380)	$9,523
Income (loss) from operations	$(5,892)	$2,261	$(14,826)	$485
Net income (loss) attributed to Pacific Ethanol, Inc.	$(4,380)	$1,010	$(14,663)	$(753)
Preferred stock dividends	$(312)	$(315)	$(319)	$(319)
Income allocated to participating securities	$–	$(18)	$–	$–
Net income (loss) available to common stockholders	$(4,692)	$677	$(14,982)	$(1,072)
Income (loss) per common share:
Basic	$(0.19)	$0.03	$(0.36)	$(0.03)
Diluted	$(0.19)	$0.03	$(0.36)	$(0.03)

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of December 30, 2014 by and among Pacific Ethanol, Inc., AVR Merger Sub, Inc. and Aventine Renewable Energy Holdings, Inc.	8-K	000-21467	2.1	12/31/2014
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of March 31, 2015 by and among Pacific Ethanol, Inc., AVR Merger Sub, Inc. and Aventine Renewable Energy Holdings, Inc.	8-K	000-21467	2.1	04/02/2015
3.1	Certificate of Incorporation	10-Q	000-21467	3.1	11/06/2015
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	11/06/2015
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	11/06/2015
3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010	10-Q	000-21467	3.4	11/06/2015
3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011	10-Q	000-21467	3.5	11/06/2015
3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013	10-Q	000-21467	3.6	11/06/2015
3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015	10-Q	000-21467	3.7	11/06/2015
3.8	Amended and Restated Bylaws	10-Q	000-21467	3.1	11/12/2014
10.1	2006 Stock Incentive Plan, as amended#	S-8	333-196876	4.1	06/18/2014
10.2	Form of Employee Restricted Stock Agreement under 2006 Stock Incentive Plan#	8-K	000-21467	10.2	10/10/2006
10.3	Form of Non-Employee Director Restricted Stock Agreement under 2006 Stock Incentive Plan#	8-K	000-21467	10.3	10/10/2006
10.4	2016 Stock Incentive Plan#	S-8	333-212070	4.1	06/16/2016
10.5	Form of Employee Restricted Stock Agreement under 2016 Stock Incentive Plan#					X
10.6	Form of Non-Employee Director Restricted Stock Agreement under 2016 Stock Incentive Plan#					X

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.7	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Neil M. Koehler#					X
10.8	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Christopher W. Wright#					X
10.9	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Bryon T. McGregor#					X
10.10	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Michael D. Kandris#					X
10.11	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Paul P. Kohler#					X
10.12	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and James R. Sneed#					X
10.13	Pacific Ethanol, Inc. 2016 Short-Term Incentive Plan Description#					X
10.14	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010
10.15	Warrant dated March 27, 2008 issued by the Registrant to Lyles United, LLC	8-K	000-21467	10.3	03/27/2008
10.16	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008
10.17	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008
10.18	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008
10.19	Form of Warrant dated May 23, 2008 issued by the Registrant to each of Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.2	05/23/2008
10.20	Amended and Restated Loan and Security Agreement dated May 4, 2012 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as Lenders, Wells Fargo Bank, National Association and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	05/08/2012

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.21	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated December 4, 2013 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.3	07/06/2015
10.22	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated December 29, 2014 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.2	07/06/2015
10.23	Amendment No. 3 to Amended and Restated Loan and Security Agreement dated July 1, 2015 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	8-K	000-21467	10.1	07/06/2015
10.24	Amendment No. 4 to Amended and Restated Loan and Security Agreement dated December 11, 2015 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	10-K	000-21467	10.21	03/15/2016
10.25	Amendment No. 5 to Amended and Restated Loan and Security Agreement dated December 28, 2015 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC	10-K	000-21467	10.22	03/15/2016
10.26	Amendment No. 6 to Amended and Restated Loan and Security Agreement dated May 23, 2016 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC					X
10.27	Amendment No. 7 to Amended and Restated Loan and Security Agreement dated July 21, 2016 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC					X
10.28	Amendment No. 8 to Amended and Restated Loan and Security Agreement dated December 15, 2016 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC					X
10.29	Amended and Restated Guarantee dated May 4, 2012 by the Registrant in favor of Wells Fargo Capital Finance, LLC for and on behalf of Lenders	8-K	000-21467	10.2	05/08/2012
10.30	Form of Series I Warrants issued by the Registrant on July 3, 2012	8-K	000-21467	10.1	06/28/2012

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.31	Contribution Agreement dated December 12, 2016 among Pacific Ethanol Central, LLC, Aurora Cooperative Elevator Company and Pacific Aurora, LLC	8-K	000-21467	10.1	12/12/2016
10.32	Note Purchase Agreement dated December 12, 2016 among Pacific Ethanol, Inc. and the investors listed on the schedule of investors attached thereto	8-K	000-21467	10.2	12/12/2016
10.33	Form of Senior Secured Note for an aggregate principal amount of $55 million issued on December 15, 2016 pursuant to the Note Purchase Agreement dated December 12, 2016 among Pacific Ethanol, Inc. and the investors party thereto	8-K	000-21467	10.3	12/20/2016
10.34	Security Agreement dated December 15, 2016 among Pacific Ethanol, Inc., Cortland Capital Market Services LLC and the holders of Pacific Ethanol, Inc.’s Senior Secured Notes	8-K	000-21467	10.4	12/20/2016
10.35	Credit Agreement dated December 15, 2016 among Pacific Ethanol Pekin, Inc., 1st Farm Credit Services, PCA and CoBank, ACB	8-K	000-21467	10.5	12/20/2016
10.36	Security Agreement dated December 15, 2016 between Pacific Ethanol Pekin, Inc. and CoBank, ACB	8-K	000-21467	10.6	12/20/2016
10.37	Credit Agreement dated December 15, 2016 among Pacific Aurora, LLC, Pacific Ethanol Aurora West, LLC, Pacific Ethanol Aurora East, LLC and CoBank, ACB	8-K	000-21467	10.7	12/20/2016
10.38	Security Agreement dated December 15, 2016 among Pacific Aurora, LLC, Pacific Ethanol Aurora West, LLC, Pacific Ethanol Aurora East, LLC and CoBank, ACB	8-K	000-21467	10.8	12/20/2016
10.39	Working Capital Maintenance Agreement dated December 15, 2016 between Pacific Ethanol, Inc. and CoBank, ACB	8-K	000-21467	10.9	12/20/2016
14.1	Code of Ethics	8-K	000-21467	14.1	07/06/2015
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
23.2	Consent of Independent Registered Public Accounting Firm					X

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.
(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2017.

PACIFIC ETHANOL, INC.

/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES William L. Jones	Chairman of the Board and Director	March 15, 2017
/s/ NEIL M. KOEHLER Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2017
/s/ BRYON T. MCGREGOR Bryon T. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017
/s/ MICHAEL D. KANDRIS Michael D. Kandris	Chief Operating Officer and Director	March 15, 2017
/s/ TERRY L. STONE Terry L. Stone	Director	March 15, 2017
/s/ JOHN L. PRINCE John L. Prince	Director	March 15, 2017
/s/ DOUGLAS L. KIETA Douglas L. Kieta	Director	March 15, 2017
/s/ LARRY D. LAYNE Larry D. Layne	Director	March 15, 2017

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description*
10.5	Form of Employee Restricted Stock Agreement under 2016 Stock Incentive Plan
10.6	Form of Non-Employee Director Restricted Stock Agreement under 2016 Stock Incentive Plan
10.7	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Neil M. Koehler
10.8	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Christopher W. Wright
10.9	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Bryon T. McGregor
10.10	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Michael D. Kandris
10.11	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Paul P. Kohler
10.12	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and James R. Sneed
10.13	Pacific Ethanol, Inc. 2016 Short-Term Incentive Plan Description
10.26	Amendment No. 6 to Amended and Restated Loan and Security Agreement dated May 23, 2016 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC
10.27	Amendment No. 7 to Amended and Restated Loan and Security Agreement dated July 21, 2016 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC
10.28	Amendment No. 8 to Amended and Restated Loan and Security Agreement dated December 15, 2016 among Kinergy Marketing LLC, Pacific Ag. Products, LLC and Wells Fargo Capital Finance, LLC
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

