Form 10-Q
period 2017-03-31
Pacific Ethanol, Inc.
filed 2017-05-10
CIK 778164

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 9, 2017, there were 41,902,621 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 1,806,224 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2017	2016
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$73,734	$68,590
Accounts receivable, net (net of allowance for doubtful accounts of $41 and $331, respectively)	64,018	86,275
Inventories	58,045	60,070
Prepaid inventory	7,913	9,946
Income tax receivables	5,727	5,730
Derivative instruments	594	978
Other current assets	3,233	3,612
Total current assets	213,264	235,201

Property and equipment, net	460,192	465,190

Other Assets:
Intangible assets, net	2,678	2,678
Other assets	5,620	5,169
Total other assets	8,298	7,847

Total Assets	$681,754	$708,238

_______________

*       Amounts derived from the audited financial statements for the year ended December 31, 2016.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	March 31,	December 31,
	2017	2016
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$32,490	$37,051
Accrued liabilities	17,733	20,280
Current portion – capital leases	794	794
Current portion – long-term debt	14,000	10,500
Accrued PE Op Co. purchase	3,828	3,828
Derivative instruments	1,171	4,115
Other current liabilities	1,934	2,273
Total current liabilities	71,950	78,841

Long-term debt, net of current portion	182,383	188,028
Capital leases, net of current portion	357	547
Warrant liabilities at fair value	196	651
Other liabilities	21,146	21,910

Total Liabilities	276,032	289,977

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of March 31, 2017 and December 31, 2016; liquidation preference of $18,075 as of March 31, 2017	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 40,414 and 39,772 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	40	40
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 3,413 and 3,540 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	923,956	922,698
Accumulated other comprehensive income (loss)	(2,620)	(2,620)
Accumulated deficit	(545,181)	(532,233)
Total Pacific Ethanol, Inc. Stockholders’ Equity	376,200	387,890
Noncontrolling interests	29,522	30,371
Total Stockholders’ Equity	405,722	418,261
Total Liabilities and Stockholders’ Equity	$681,754	$708,238

_______________
* Amounts derived from the audited financial statements for the year ended December 31, 2016.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$386,340	$342,373
Cost of goods sold	392,113	341,304
Gross profit (loss)	(5,773)	1,069
Selling, general and administrative expenses	5,450	8,317
Loss from operations	(11,223)	(7,248)
Fair value adjustments	455	39
Interest expense, net	(2,637)	(6,233)
Other income (expense), net	(80)	216
Loss before benefit for income taxes	(13,485)	(13,226)
Benefit for income taxes	–	–
Consolidated net loss	(13,485)	(13,226)
Net loss attributed to noncontrolling interests	849	–
Net loss attributed to Pacific Ethanol, Inc.	$(12,636)	$(13,226)
Preferred stock dividends	$(312)	$(315)
Net loss available to common stockholders	$(12,948)	$(13,541)
Net loss per share, basic and diluted	$(0.31)	$(0.32)
Weighted-average shares outstanding, basic and diluted	42,375	42,052

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Consolidated net loss	$(13,485)	$(13,226)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Fair value adjustments	(455)	(39)
Depreciation and amortization of intangibles	9,110	8,651
Inventory valuation adjustment	2,086	–
Interest expense added to term debt	–	3,786
Amortization of debt discount	136	301
Non-cash compensation	1,221	583
Amortization of deferred financing fees	91	54
Gain on derivatives	(216)	(582)
Bad debt expense	7	256
Changes in operating assets and liabilities:
Accounts receivable	22,250	(2,324)
Inventories	(61)	(8,442)
Prepaid expenses and other assets	(2,412)	5,439
Prepaid inventory	2,033	(35)
Accounts payable and accrued expenses	(8,213)	416
Net cash provided by (used in) operating activities	12,092	(5,162)

Investing Activities:
Additions to property and equipment	(4,111)	(4,966)
Net cash used in investing activities	(4,111)	(4,966)

Financing Activities:
Net payments on Kinergy’s line of credit	(1,358)	(5,031)
Principal payments on borrowings	(1,000)	(17,003)
Principal payments on capital leases	(190)	(1,028)
Proceeds from exercise of warrants	37	–
Debt issuance costs	(14)	–
Preferred stock dividends paid	(312)	(315)
Net cash used in financing activities	(2,837)	(23,377)

Net increase (decrease) in cash and cash equivalents	5,144	(33,505)
Cash and cash equivalents at beginning of period	68,590	52,712
Cash and cash equivalents at end of period	$73,734	$19,207

Supplemental Information:
Interest paid	$2,403	$2,070
Income taxes received	$3	$4,534

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries (collectively, the “Company”), including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”), PE Op Co., a Delaware corporation (“PE Op Co.”) and all eight of the Company’s ethanol production facilities.

On December 15, 2016, the Company and Aurora Cooperative Elevator Company, a Nebraska cooperative corporation (“ACEC”), closed a transaction under a contribution agreement under which the Company contributed its Aurora, Nebraska ethanol facilities and ACEC contributed its Aurora grain elevator and related grain handling assets to Pacific Aurora, LLC (“Pacific Aurora”) in exchange for equity interests in Pacific Aurora. On December 15, 2016, concurrently with the closing under the contribution agreement, the Company sold a portion of its equity interest in Pacific Aurora to ACEC. As a result, as of December 15, 2016 and through March 31, 2017, the Company owned 73.93% of Pacific Aurora and ACEC owned 26.07% of Pacific Aurora. The Company consolidates 100% of the results of Pacific Aurora and records ACEC’s 26.07% equity interest as noncontrolling interests in the accompanying financial statements.

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

The Company has an ethanol production capacity of 515 million gallons per year, markets, on an annualized basis, nearly 1.0 billion gallons of ethanol, and produces, on an annualized basis, over 2.5 million tons of co-products such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, distillers yeast and CO2. The Company’s four ethanol plants in the Midwest (together with their respective holding companies, the “Pacific Ethanol Central Plants”) are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains from these facilities in the Midwest allows for greater access to international markets.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Of the accounts receivable balance, approximately $54,828,000 and $64,853,000 at March 31, 2017 and December 31, 2016, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $41,000 and $331,000 as of March 31, 2017 and December 31, 2016, respectively. The Company recorded a bad debt expense of $7,000 and $256,000 for the three months ended March 31, 2017 and 2016, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Benefit for Income Taxes – The Company recognized no tax benefit for the three months ended March 31, 2017 and 2016 due to the uncertainty of using its tax losses to offset future tax income. To the extent the Company believes it can utilize its tax losses, the Company will adjust its benefit for income taxes accordingly in future periods.

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

In April 2016, the FASB issued new guidance to reduce the complexity of certain aspects of accounting for employee share-based payment transactions. Prior to adoption of the standard, accruals of compensation costs were based on an estimated forfeiture rate. The new guidance allows an entity to make an entity-wide accounting policy election to either continue using an estimate of forfeitures or account for forfeitures only when they occur. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Effective January 1, 2017, the Company elected to discontinue the use of an estimated forfeiture rate and instead account for actual forfeitures as they occur. The transition guidance requires an adjustment to retained earnings for any cumulative effect. The impact to the Company upon adoption was determined to be immaterial.

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the fair value of warrants, allowance for doubtful accounts, net realizable value of inventory, estimated lives of property and equipment, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, and the valuation of assets acquired and liabilities assumed as a result of business combinations. Actual results and outcomes may materially differ from management’s estimates and assumptions.

2.	SEGMENTS.

The Company reports its financial and operating performance in two segments: (1) ethanol production, which includes the production and sale of ethanol and co-products, with all of the Company’s production facilities aggregated, and (2) marketing and distribution, which includes marketing and merchant trading for Company-produced ethanol and co-products and third-party ethanol.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Sales:
Ethanol production:
Net sales to external customers	$243,075	$229,241
Intersegment net sales	310	–
Total production segment net sales	243,385	229,241

Marketing and distribution:
Net sales to external customers	143,265	113,132
Intersegment net sales	1,837	2,016
Total marketing and distribution segment net sales	145,102	115,148
Net sales including intersegment activity	388,487	344,389
Intersegment eliminations	(2,147)	(2,016)
Net sales, as reported	$386,340	$342,373

Cost of goods sold:
Ethanol production	$250,587	$236,008
Marketing and distribution	143,676	109,297
Intersegment eliminations	(2,150)	(4,001)
Cost of goods sold, as reported	$392,113	$341,304
Income (loss) before benefit for income taxes:
Ethanol production	$(12,315)	$(17,322)
Marketing and distribution	150	3,969
Corporate activities	(1,320)	127
	$(13,485)	$(13,226)
Depreciation and amortization:
Ethanol production	$8,847	$8,415
Marketing and distribution	–	3
Corporate activities	263	233
	$9,110	$8,651
Interest expense:
Ethanol production	$1,092	$5,900
Marketing and distribution	308	333
Corporate activities	1,237	–
	$2,637	$6,233

The following table sets forth the Company’s total assets by operating segment (in thousands):

	March 31, 2017	December 31, 2016
Total assets:

Ethanol production	$535,200	$542,688
Marketing and distribution	130,094	146,356
Corporate assets	16,460	19,194
	$681,754	$708,238

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, corn, co-products, Low-Carbon Fuel Standard (“LCFS”) credits and unleaded fuel, and are valued at the lower of cost and net realizable value, with cost determined on a first-in, first-out basis. Total inventories are net of a valuation adjustment of $2,086,000 as of March 31, 2017. Inventory balances consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$32,559	$33,773
LCFS credits	10,143	10,926
Raw materials	6,380	6,571
Work in progress	7,255	7,092
Other	1,708	1,708
Total	$58,045	$60,070

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2017 and 2016, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized gains of $216,000 and $582,000 as the changes in the fair values of these contracts for the three months ended March 31, 2017 and 2016, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of March 31, 2017
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Derivative instruments	$594	Derivative instruments	$1,171

	As of December 31, 2016
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Derivative instruments	$978	Derivative instruments	$4,115

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2017	2016
Commodity contracts	Cost of goods sold	$(2,344)	$908

		Unrealized Gains (Losses)
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2017	2016
Commodity contracts	Cost of goods sold	$2,560	$(326)

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Kinergy line of credit	$48,504	$49,862
Pekin term loan	64,000	64,000
Pekin revolving loan	32,000	32,000
Pacific Aurora line of credit	–	1,000
Parent notes payable	55,000	55,000
	199,504	201,862
Less unamortized debt discount	(1,490)	(1,626)
Less unamortized debt financing costs	(1,631)	(1,708)
Less short-term portion	(14,000)	(10,500)
Long-term debt	$182,383	$188,028

Kinergy Operating Line of Credit – As of March 31, 2017, Kinergy had additional borrowing availability under its credit facility of $24,897,000.

At March 31, 2017, there were approximately $280.0 million of net assets of the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

6.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2017, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 382,700,000 gallons of ethanol as of March 31, 2017 and open fixed-price ethanol sales contracts totaling $21,607,000 as of March 31, 2017. The Company had open fixed-price co-product sales contracts totaling $27,294,000 and open indexed-price co-product sales contracts for 87,000 tons as of March 31, 2017. These sales contracts are scheduled to be completed throughout 2017.

Purchase Commitments – At March 31, 2017, the Company had indexed-price purchase contracts to purchase 32,337,000 gallons of ethanol and fixed-price purchase contracts to purchase $11,569,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $8,651,000 of corn from its suppliers as of March 31, 2017. These purchase commitments are scheduled to be satisfied throughout 2017.

Litigation – General – The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material impact on the Company’s financial condition or results of operations.

The Company assumed certain legal matters which were ongoing at July 1, 2015, the date of the Company’s acquisition of Aventine Renewable Energy Holdings, Inc (“PE Central”). Among them were lawsuits between Aventine Renewable Energy, Inc. (now known as Pacific Ethanol Pekin, LLC, or “PE Pekin”) and Glacial Lakes Energy, Aberdeen Energy, and Redfield Energy, together, the “Defendants,” in which PE Pekin sought damages for breach of termination agreements that wound down ethanol marketing arrangements between PE Pekin and each of the Defendants. In February and March 2017, the Company and the Defendants entered into settlement agreements and the Defendants paid in cash to the Company $3.9 million in final resolution of these matters. The Company did not assign any value to the claims against the Defendants in its accounting for the Aventine acquisition as of July 1, 2015. The Company recorded a gain, net of legal fees, of $3.6 million upon receipt of the cash settlement and recognized the gain in selling, general and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2017.

7.	PENSION PLANS

The Company sponsors a defined benefit pension plan (the “Retirement Plan”) and a health care and life insurance plan (the “Postretirement Plan”). The Company assumed the Retirement Plan and the Postretirement Plan as part of its acquisition of PE Central on July 1, 2015. The Pension Plan is noncontributory, and covers only “grandfathered” unionized employees at the Company’s Pekin, Illinois facility who fulfill minimum age and service requirements. Benefits are based on a prescribed formula based upon the employee’s years of service. The Retirement Plan, which is part of a collective bargaining agreement, covers only union employees hired prior to November 1, 2010.

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2016, the Retirement Plan’s accumulated projected benefit obligation was $18.5 million, with a fair value of plan assets of $12.4 million. The underfunded amount of $6.1 million is recorded on the Company’s consolidated balance sheet in other liabilities. For the three months ended March 31, 2017, the Retirement Plan’s net periodic expense was $117,000, comprised of $188,000 in interest cost and $98,000 in service cost, partially offset by $169,000 of expected return on plan assets. For the three months ended March 31, 2016, the Pension Plan’s net periodic expense was $29,000, comprised of $172,000 in interest cost and $56,000 in service cost, partially offset by $199,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2016, the Postretirement Plan’s accumulated projected benefit obligation was $5.4 million and is recorded on the Company’s consolidated balance sheet in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. For the three months ended March 31, 2017, the Postretirement Plan’s net periodic expense was $104,000, comprised of $50,000 of interest cost, $21,000 of service cost and $33,000 of amortization expense. For the three months ended March 31, 2016, the Postretirement Plan’s net periodic expense was $47,000, comprised of $35,000 of interest cost and $12,000 of service cost.

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

Warrants – The Company’s warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The Company recorded its warrants issued in 2012 at fair value and designated them as Level 3 on their issuance dates.

Significant assumptions used and related fair values for the warrants as of March 31, 2017 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/3/2012	$6.09	38.2%	0.76%	0.26	7.6%	211,000	$196,000

Significant assumptions used and related fair values for the warrants as of December 31, 2016 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/3/2012	$6.09	40.9%	0.62%	0.50	11.3%	211,000	$651,000

The estimated fair values of the warrants are affected by the above underlying inputs. Observable inputs include the values of exercise price, stock price, term and risk-free interest rate. As separate inputs, an increase (decrease) in either the term or risk free interest rate will result in an increase (decrease) in the estimated fair value of the warrants.

Unobservable inputs include volatility and market discount. An increase (decrease) in volatility will result in an increase (decrease) in the estimated fair value of the warrants and an increase (decrease) in the market discount will result in a decrease (increase) in the estimated fair value of the warrants.

The volatility utilized was a blended average of the Company’s historical volatility and implied volatilities derived from a selected peer group. The implied volatility component has remained relatively constant over time given that implied volatility is a forward-looking assumption based on observable trades in public option markets. Should the Company’s historical volatility increase (decrease) on a go-forward basis, the resulting fair value of the warrants would increase (decrease).

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

The following table summarizes recurring fair value measurements by level at March 31, 2017 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$594	$594	$–	$–
	$594	$594	$–	$–

Liabilities:
Warrants	$(196)	$–	$–	$(196)
Derivative instruments	(1,171)	(1,171)	–	–
	$(1,367)	$(1,171)	$–	$(196)

The following table summarizes recurring fair value measurements by level at December 31, 2016 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative instruments	$978	$978	$–	$–
Defined benefit plan assets
(pooled separate accounts):
Large U.S. Equity(1)	3,134	–	3,134	–	25%
Small/Mid U.S. Equity(2)	1,802	–	1,802	–	15%
International Equity(3)	2,006	–	2,006	–	16%
Fixed Income(4)	5,481	–	5,481	–	44%
	$13,401	$978	$12,423	$–
Liabilities:
Warrants	$(651)	$–	$–	$(651)
Derivative instruments	(4,115)	(4,115)	–	–
	$(4,766)	$(4,115)	$–	$(651)

__________

(1)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(2)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(3)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.
(4)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Balance, December 31, 2016	$651
Adjustments to fair value for the period	(455)
Balance, March 31, 2017	$196

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2017
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(12,636)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss available to common stockholders	$(12,948)	42,375	$(0.31)

	Three Months Ended March 31, 2016
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(13,226)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Net loss available to common stockholders	$(13,541)	42,052	$(0.32)

There were an aggregate of 784,000 and 635,000 potentially dilutive weighted-average shares from convertible securities outstanding as of March 31, 2017 and 2016, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2017 and 2016, as their effect would have been anti-dilutive.

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

We own and operate eight strategically-located ethanol production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, and four of our plants are located in the Midwestern states of Illinois and Nebraska. We are the sixth largest producer of ethanol in the United States based on annualized volumes. Our plants have a combined ethanol production capacity of 515 million gallons per year. We market all the ethanol and co-products produced at our plants as well as ethanol produced by third parties. On an annualized basis, we market nearly 1.0 billion gallons of ethanol and over 2.5 million tons of ethanol co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

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

We wholly-own all of our plants located on the West Coast and the two plants in Pekin, Illinois. We own approximately 74% of the two plants in Aurora, Nebraska as well as the grain elevator adjacent to those properties and related grain handling assets, including the outer rail loop, and the real property on which they are located, through Pacific Aurora, LLC, or Pacific Aurora, an entity owned approximately 26% by Aurora Cooperative Elevator Company, or ACEC.

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

See “Note 2 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Outlook

We experienced a difficult margin environment during the first quarter. Our results reflect seasonally weaker production margins due to lower transportation fuel demand as well as high industry-wide ethanol inventories. Although production margins improved slightly on a year-over-year basis, sharply falling ethanol prices in the first quarter of 2017 significantly reduced our gross profit from our ethanol marketing business. In addition, local weather conditions affected transportation costs and production levels at some of our plants. We also suspended production at our Pekin, Illinois wet mill facility for one week for scheduled maintenance and repairs, which reduced production and significantly increased maintenance costs during the quarter. As anticipated, the scheduled maintenance and repairs are translating well into the Pekin wet mill’s improved operating performance.

We have seen an overall improvement in margins, with stronger seasonal demand thus far in the second quarter, although with continued ethanol price and margin volatility. We anticipate production levels in the coming quarters at or around our first quarter production capacity utilization level of 92%.

The ethanol industry is benefitting from a record pace of exports. Global demand for ethanol is growing 2-3% annually and we expect U.S. ethanol exports to continue growing year-over-year—by a projected 20% over 2016 levels to 1.2 billion gallons for 2017—as ethanol is increasingly blended in international markets to meet octane requirements and reduce emissions. Moreover, approximately 30 countries have renewable fuel standards or targets further supporting international demand for ethanol.

We see continued support for the ethanol industry on the regulatory front. We believe the new administration will be supportive of policies such as the Renewable Fuel Standard, or RFS, which also enjoys strong bipartisan support in Congress.

For the first time ever, U.S. gasoline consumed in 2016 contained on average greater than 10% ethanol, exceeding the so-called “blend wall” and moving the industry further toward higher ethanol blends. We anticipate E15 sales and distribution infrastructure will continue to grow in 2017, with the number of stations offering E15 fuel to double by the end of 2017, up from approximately 650 stations at the end of 2016. In addition, we believe that trends in fuel economy standards and new engine technologies, which generally require higher octane fuels, are supportive of higher ethanol blends.

We continue to focus on leveraging our differentiated position in the industry. We are able to spread commodity and basis price risks across diverse markets given our production facilities in both the West and Midwest and sales of products both domestically and internationally. Our portfolio of high-value co-products continues to provide strong returns. We benefit from our corn oil production and our Pekin wet mill co-products, which include corn gluten meal, germ and gluten feed. In addition, our Pekin facility’s yeast plant enjoys a strong rate of production and a solid book of forward business. Distillers grains markets are generally soft due to high supply and reduced exports, however, some of our WDG markets are benefitting from higher local demand, which improves prices and demonstrates the value of our regionally diverse assets. We expect our co-product metrics and performance will continue in the coming quarters.

Overall, we see a supportive environment for ethanol and anticipate that we will perform well financially through the balance of 2017.

We continue to focus on implementing plant improvement projects to optimize our production, lower our carbon score and produce meaningful near-term returns.

We implemented an industrial scale membrane system at our Madera facility that separates water from ethanol during the plant’s dehydration process. The system has been operating at commercial levels since the beginning of the year and is performing well and meeting our expectations. Also at our Madera facility, we are continuing to work toward installing a five megawatt solar photovoltaic power system, the first ever commercial solar power system installed at a U.S. ethanol facility, with the goal of beginning full-scale operations in early 2018. We expect the system to lower our carbon score and lower our utility costs by over $1.0 million per year, displacing up to one-third of the grid electricity currently used. These technologies are designed to increase operating efficiencies, lower production costs and reduce the carbon intensity of ethanol produced at our Madera facility, further driving premium pricing on ethanol produced at the facility.

We are also in the late stages of interconnecting and synchronizing our cogeneration system at our Stockton plant with Pacific Gas & Electric that will convert process waste gas and natural gas into electricity and steam, lowering air emissions and energy costs by up to $4.0 million per year. Although we are presently in start-up mode with the system, synchronization and start-up have been slower than expected, and we expect to achieve 50% capacity by the end of the second quarter and full capacity by the end of the third quarter.

We are on track to produce over 1.0 million gallons of cellulosic ethanol at our Stockton plant annually, and we continue to focus on fine-tuning our systems to maximize yields and production efficiencies. Our approved registration from the EPA for producing cellulosic ethanol from corn fiber at our Stockton plant will qualify this ethanol for special premiums over conventional ethanol, and we are generating high-value D3 RINs from this production which we expect will begin benefitting us financially starting in the second quarter.

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

Our initial budget for capital projects in 2017 totals $46.0 million, including $16.0 million in previously announced projects such as the completion of our Stockton cogeneration system, production of cellulosic ethanol at our Madera facility and our solar project. We have also allocated approximately $6.0 million to cover the remaining repairs required at our Pekin facility over the coming months. The remaining $24.0 million represents projects directed at increasing yields, increasing production capacities or revenues, improving operations, extending the reliability of our plants and equipment, reducing our costs or lowering our carbon score. We intend to fund these projects through a combination of cash on hand and cash flow or, where appropriate, low-cost financing. We plan to adjust our capital budget based on prudent resource management and market conditions and evaluate and prioritize each new investment to optimize stockholder return.

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

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; warrants at fair value; impairment of long-lived assets; valuation of allowance for deferred taxes, derivative instruments, accounting for business combinations and allowance for doubtful accounts. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage
	2017	2016	Change
Production gallons sold (in millions)	115.0	112.9	1.9%
Third party gallons sold (in millions)	111.2	93.7	18.7%
Total gallons sold (in millions)	226.2	206.6	9.5%

Ethanol production capacity utilization	92%	87%	5.7%

Average sales price per gallon	$1.62	$1.53	5.9%

Corn cost per bushel—CBOT equivalent	$3.64	$3.65	(0.3)%
Average basis(1)	0.29	0.33	(12.1)%
Delivered cost of corn	$3.93	$3.98	(1.3)%

Total co-product tons sold (in thousands)	685.5	661.4	3.6%
Co-product revenues as % of delivered cost of corn(2)	34.9%	36.3%	(3.9)%

Average CBOT ethanol price per gallon	$1.52	$1.39	9.4%
Average CBOT corn price per bushel	$3.64	$3.63	0.3%

__________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.
(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2017	2016	Dollars	Percent

Net sales	$386,340	$342,373	$43,967	12.8%
Cost of goods sold	392,113	341,304	50,809	14.9%
Gross profit (loss)	$(5,773)	$1,069	$(6,842)	NM
Percentage of net sales	(1.5)%	0.3%

Net Sales

The increase in our net sales for the three months ended March 31, 2017 as compared to the same period in 2016 was due to an increase in both our total ethanol gallons sold and an increase in our average ethanol sales price per gallon, slightly offset by a decline in net sales of our co-products sold.

We increased both production and third party gallons sold, and our volume of co-products sold, for the three months ended March 31, 2017 as compared to the same period in 2016. The increases in volumes of our production gallons and co-products sold are primarily due to higher capacity utilization at our plants. We increased capacity utilization at our plants to 92% for the three months ended March 31, 2017 compared to 87% for the same period in 2016 in anticipation of improved market conditions.

On a consolidated basis, our average sales price per gallon increased 5.9% to $1.62 for the three months ended March 31, 2017 compared to our average sales price per gallon of $1.53 for the same period in 2016. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, increased 9.4% to $1.52 for the three months ended March 31, 2017 compared to an average CBOT sales price per gallon of $1.39 for the same period in 2016.

Production Segment

Net sales of ethanol from our production segment increased by $15.7 million, or 9%, to $183.1 million for the three months ended March 31, 2017 as compared to $167.4 million for the same period in 2016. Our total volume of production ethanol gallons sold increased by 2.1 million gallons, or 2%, to 115.0 million gallons for the three months ended March 31, 2017 as compared to 112.9 million gallons for the same period in 2016. Our production segment’s average sales price per gallon increased 7% to $1.59 for the three months ended March 31, 2017 compared to our production segment’s average sales price per gallon of $1.48 for the same period in 2016. At our production segment’s average sales price per gallon of $1.59 for the three months ended March 31, 2017, we generated $3.3 million in additional net sales from our production segment from the 2.1 million additional gallons of produced ethanol sold in the three months ended March 31, 2017 as compared to the same period in 2016. The increase of $0.11 in our production segment’s average sales price per gallon for the three months ended March 31, 2017 as compared to the same period in 2016 increased our net sales of ethanol from our production segment by $12.4 million.

Net sales of co-products decreased $1.8 million, or 3%, to $60.0 million for the three months ended March 31, 2017 as compared to $61.8 million for the same period in 2016. Although our total volume of co-products sold increased by 24.1 thousand tons, or 4%, to 685.5 thousand tons for the three months ended March 31, 2017 from 661.4 thousand tons from the same period in 2016, our average sales price per ton declined to $87.54 per ton for the three months ended March 31, 2017 from $93.46 per ton for the same period in 2016. At our average sales price per ton of $87.54 for the three months ended March 31, 2017, we generated $2.1 million in additional net sales from the 24.1 thousand additional tons of co-products sold in the three months ended March 31, 2017 as compared to the same period in 2016. The decrease in our average sales price per ton of $5.92 per ton, or 6%, for the three months ended March 31, 2017 as compared to the same period in 2016 decreased net sales from our production segment by $3.9 million.

Marketing Segment

Net sales of ethanol from our marketing segment increased by $30.1 million, or 27%, to $143.2 million for the three months ended March 31, 2017 as compared to $113.1 million for the same period in 2016. Our total volume of ethanol gallons sold by our marketing segment increased by 19.6 million gallons, or 10%, to 226.2 million gallons for the three months ended March 31, 2017 as compared to 206.6 million gallons for the same period in 2016. Our additional production gallons sold accounted for 2.1 million gallons of this increase, as noted above, and our additional third-party gallons sold accounted for 17.5 million gallons of this increase.

Our marketing segment’s average sales price per gallon increased 1% to $1.62 for the three months ended March 31, 2017 compared to our marketing segment’s average sales price per gallon of $1.60 for the same period in 2016. At our marketing segment’s average sales price per gallon of $1.62 for the three months ended March 31, 2017, we generated $28.3 million in additional net sales from our marketing segment from the 17.5 million gallons in additional third-party ethanol sold in the three months ended March 31, 2017 as compared to the same period in 2016. The increase of $0.02 in our marketing segment’s average sales price per gallon for the three months ended March 31, 2017 as compared to the same period in 2016 increased our net sales from third-party ethanol sold by our marketing segment by $1.8 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit declined to a gross loss of $5.8 million for the three months ended March 31, 2017 as compared to a gross profit of $1.1 million for the same period in 2016, representing a gross margin of negative 1.5% for the three months ended March 31, 2017 as compared to a gross margin of 0.3% for the same period in 2016. Our consolidated gross profit declined primarily due to lower margins generated by our marketing segment due to sharply falling ethanol prices in the quarter and increased repair and maintenance expenses at our plants. Our production segment gross profit was negatively impacted by higher repair and maintenance expenses primarily due to $4.0 million in scheduled and $1.6 million in unanticipated repairs and maintenance at our Pekin wet mill facility.

Production Segment

Our production segment reduced our consolidated gross profit by $2.7 million for the three months ended March 31, 2017 as compared to the same period in 2016. Of this amount, $5.6 million in lower gross profit is attributable to our increased repair and maintenance expenses at our plants, partially offset by $2.8 million in additional gross profit from higher production margins, for the three months ended March 31, 2017 as compared to the same period in 2016, and $0.1 million in additional gross profit attributable to the additional 2.1 million gallon increase in production volumes sold in the three months ended March 31, 2017 as compared to the same period in 2016.

Marketing Segment

Our marketing segment decreased our consolidated gross profit by $4.0 million for the three months ended March 31, 2017 as compared to the same period in 2016. Of this amount, $4.3 million in lower gross profit is attributable to our lower margins per gallon for the three months ended March 31, 2017 as compared to the same period in 2016, partially offset by $0.3 million in gross profit attributable to the 17.5 million gallon increase in third-party marketing volumes for the three months ended March 31, 2017 as compared to the same period in 2016. The lower margins resulted primarily from sharply falling ethanol prices in the first quarter of 2017.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative expenses, or SG&A, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2017	2016	Dollars	Percent
Selling, general and administrative expenses	$5,450	$8,317	$(2,867)	(34.5)%
Percentage of net sales	1.4%	2.4%

Our SG&A decreased for the three months ended March 31, 2017 as compared to the same period in 2016. The $2.9 million period over period decrease in SG&A is primarily due to $3.6 million in gains associated with legal matters resolved in the quarter, partially offset by higher cash and stock compensation expenses of approximately $1.3 million. We anticipate SG&A expenses will average approximately $7.5 million per quarter through the end of 2017.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2017	2016	Dollars	Percent
Interest expense, net	$2,637	$6,233	$(3,596)	(57.7)%
Percentage of net sales	0.7%	1.8%

Interest expense, net decreased $3.6 million to $2.6 million for the three months ended March 31, 2017 from $6.2 million for the same period in 2016. The decrease in interest expense, net is primarily related to lower average interest rates resulting from the refinancing of our plant debt in late 2016.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2017	2016	Dollars	Percent
Net loss available to Common Stockholders	$12,948	$13,541	$593	4.4%
Percentage of net sales	3.4%	4.0%

The decrease in net loss available to common stockholders was primarily due to our decreased SG&A and interest expense for the three months ended March 31, 2017, as compared to the same period in 2016.

Liquidity and Capital Resources

During the three months ended March 31, 2017, we funded our operations primarily from cash on hand, cash generated from our operations and advances from our revolving credit facilities. These funds were also used to make capital expenditures, capital lease payments and principal payments on term debt and lines of credit.

Our current available capital resources consist of cash on hand and amounts available for borrowing under our credit facilities. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our credit facilities, cash generated from our operations and tax refunds related to prior years.

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

	March 31, 2017	December 31, 2016	Change
Cash and cash equivalents	$73,734	$68,590	7.5%
Current assets	$213,264	$235,201	(9.3)%
Current liabilities	$71,950	$78,841	(8.7)%
Long-term debt, net of current portion	$182,383	$188,028	(3.0)%
Working capital	$141,314	$156,360	(9.6)%
Working capital ratio	2.96	2.98	(0.7)%

Restricted Net Assets

At March 31, 2017, we had approximately $280.0 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Working capital decreased to $141.3 million at March 31, 2017 from $156.4 million at December 31, 2016 as a result of a decrease of $21.9 million in current assets, partially offset by a decrease of $6.9 million in current liabilities.

Current assets decreased primarily due to decreases of $22.3 million in accounts receivable, $2.0 million in inventories, $2.0 million in prepaid inventory and $0.8 million in derivative instruments and other current assets, partially offset by an increase in cash and cash equivalents of $5.1 million.

Our cash and cash equivalents increased by $5.1 million at March 31, 2017 as compared to December 31, 2016 due to $12.1 million of cash provided our operations, partially offset by $4.1 million of cash used in our investing activities for our plant improvement initiatives and $2.8 million of cash used in our financing activities.

Our current liabilities decreased primarily due to decreases of $7.1 million in accounts payable and accrued liabilities and $2.9 million in derivative instruments, partially offset by an increase of $3.5 million in the current portion of our long-term debt in accordance with our debt amortization schedule associated with our Pekin term debt.

Cash provided by our Operating Activities

Cash provided by our operating activities increased by $17.3 million for the three months ended March 31, 2017 as compared to the same period in 2016. The increase in cash provided by our operating activities is due to:

•	a decrease in accounts receivable of $24.6 million primarily due to the timing of sales volumes at the end of the period;
•	a decrease in accounts payable and accrued expenses of $8.6 million resulting primarily from the period-over-period timing of payments; and
•	an increase in prepaid expenses and other assets of $7.9 million due to the receipt of income tax refunds and resulting reduction in other assets in the first quarter of 2016 that did not recur in 2017.

Cash used in our Investing Activities

Cash used in our investing activities declined by $0.9 million for the three months ended March 31, 2017 as compared to the same period in 2016. The decline in cash used in our investing activities is primarily due to lower spending on capital projects associated with our plant improvement initiatives.

Cash used in our Financing Activities

Cash used in our financing activities declined by $20.5 million for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease in cash used in our financing activities is primarily due to $16.0 million in principal payments on our term debt for the three months ended March 31, 2016 that did not recur in the same period in 2017 and a $3.7 million reduction in principal payments on Kinergy’s line of credit.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $85.0 million with an accordion feature to further increase the amount to up to $100.0 million. The credit facility expires on December 31, 2020. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging from 1.75% to 2.75%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of Pacific Ag. Products, LLC, or PAP, as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to $0.5 million per fiscal quarter. PAP, one of our indirect wholly-owned subsidiaries, markets our co-products and also provides raw material procurement services to our subsidiaries.

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

	Three Months Ended March 31,		Years Ended December 31,
	2017	2016	2016	2015

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	6.80	11.68	7.88	10.02
Excess	4.80	9.68	5.88	8.02

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2017, Kinergy had an outstanding balance of $48.5 million with additional borrowing availability under the credit facility of $24.9 million.

Pekin Credit Facilities

Pacific Ethanol Pekin, Inc., or Pekin, has a $64.0 million term loan facility that matures on August 20, 2021 and a $32.0 million revolving credit facility that matures on February 1, 2022. The Pekin credit facilities are secured by a first-priority security interest in all of Pekin’s assets. Interest accrues under the Pekin credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. Pekin is required to make quarterly principal payments in the amount of $3.5 million on the term loan beginning on May 20, 2017 and a principal payment of $4.5 million at maturity on August 20, 2021. Pekin is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the terms of the credit facilities, Pekin is required to maintain not less than $20.0 million in working capital and an annual debt coverage ratio of not less than 1.25 to 1.0.

Pacific Aurora Credit Facility

Pacific Aurora maintains a revolving credit facility for up to $30.0 million that matures on February 1, 2022. The credit facility is secured by a first-priority security interest in all of Pacific Aurora’s assets. Borrowing availability under the credit facility automatically declines by $2.5 million on the first day of each June and December beginning on June 1, 2017 through and including December 1, 2020. Interest accrues under the Pacific Aurora credit facility at an annual rate equal to the 30-day LIBOR plus 4.0%, payable monthly. Pacific Aurora is required to pay monthly in arrears a fee on any unused portion of the credit facility at a rate of 0.75% per annum. Prepayment of the credit facility is subject to a prepayment penalty. Under the terms of the credit facility, Pacific Aurora is required to maintain not less than $22.5 million in working capital through June 30, 2017, not less than $24.0 million in working capital after June 30, 2017 and an annual debt coverage ratio of not less than 1.5 to 1.0. At March 31, 2017, Pacific Aurora had no amounts outstanding under the credit facility and $30.0 million available for borrowing under the facility.

Pacific Ethanol, Inc. Notes Payable

We have $55.0 million in aggregate principal amount of senior secured notes that mature on December 15, 2019. Interest on the notes accrues at an annual rate equal to (i) the greater of 1% and the three-month LIBOR, plus 7.0% through December 14, 2017, (ii) the greater of 1% and LIBOR, plus 9% between December 15, 2017 and December 14, 2018, and (iii) the greater of 1% and LIBOR plus 11% between December 15, 2018 and the maturity date. The interest rate increases by an additional 2% per annum above the interest rate otherwise applicable upon the occurrence and during the continuance of an event of default until cured. Interest is payable in cash in arrears on the 15th calendar day of each March, June, September and December beginning on March 15, 2017. We are required to pay all outstanding principal and any accrued and unpaid interest on the notes on the maturity date. We may, at our option, prepay the outstanding principal amount of the notes at any time without premium or penalty. Pacific Ethanol, Inc. issued the notes, which are secured by a first-priority security interest in the equity interest held by Pacific Ethanol, Inc. in its wholly-owned subsidiary, PE Op. Co., which indirectly owns our plants located on the West Coast.

Contractual Obligations

There have been no material changes in the three months ended March 31, 2017, to the amounts presented in the table under the “Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2016.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2017 and 2016.

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

We are subject to market risk with respect to ethanol pricing. Ethanol prices are sensitive to global and domestic ethanol supply, crude-oil supply and demand; crude-oil refining capacity; carbon intensity; government regulation; and consumer demand for alternative fuels. Our ethanol sales are priced using contracts that are either based on a fixed price or an indexed price tied to a specific market, such as CBOT or the Oil Price Information Service. Under these fixed-priced arrangements, we are exposed to risk of an increase in the market price of ethanol between the time the price is fixed and the time the ethanol is sold.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these exchanged-traded contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized gains of $0.2 million and gains of $0.6 million related to settled non-designated hedges as the change in the fair values of these contracts for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of March 31, 2017, which may differ materially from actual results, are as follows (in millions):

Commodity	Three Months Ended March 31, 2017 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	226.2	Gallons	$16.1
Corn	41.1	Bushels	$18.7

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At March 31, 2017, all of our long-term debt of $199.5 million was variable-rate in nature. Based on a 100 basis point (1.00%) increase in the interest rate on our long-term debt, pre-tax income for the three months ended March 31, 2017 would be negatively impacted by approximately $0.5 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2017 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have incurred significant losses and negative operating cash flow in the past. For the three months ended March 31, 2017 and 2016, and for the year ended December 31, 2015, we incurred consolidated net losses of approximately $13.5 million, $13.2 million and $18.9 million, respectively. For the three months ended March 31, 2016, and for the year ended December 31, 2015, we incurred negative operating cash flows of $5.2 million and $26.8 million, respectively. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At March 31, 2017, we had approximately $280.0 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

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

At March 31, 2017, we had approximately $280.0 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

For each of the three months ended March 31, 2017 and 2016, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	Pacific Ethanol, Inc. 2017 Short-Term Incentive Plan Description (*)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)
____________________
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 10, 2017	By: /S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

10.1	Pacific Ethanol, Inc. 2017 Short-Term Incentive Plan Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

