Form 10-Q
period 2017-06-30
Pacific Ethanol, Inc.
filed 2017-08-09
CIK 778164

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☐ No ☒

As of August 8, 2017, there were 43,971,127 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 959 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$91,454	$68,590
Accounts receivable, net (net of allowance for doubtful accounts of $16 and $331, respectively)	46,438	86,275
Inventories	63,087	60,070
Prepaid inventory	10,432	9,946
Income tax receivables	5,727	5,730
Derivative instruments	1,150	978
Other current assets	2,483	3,612
Total current assets	220,771	235,201

Property and equipment, net	453,011	465,190

Other Assets:
Intangible assets, net	2,678	2,678
Other assets	8,117	5,169
Total other assets	10,795	7,847
Total Assets	$684,577	$708,238

_______________

*       Amounts derived from the audited consolidated financial statements for the year ended December 31, 2016.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	June 30,	December 31,
	2017	2016
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$28,234	$37,051
Accrued liabilities	17,823	20,280
Current portion – capital leases	838	794
Current portion – long-term debt	14,000	10,500
Derivative instruments	1,721	4,115
Accrued PE Op Co. purchase	3,828	3,828
Other current liabilities	1,547	2,273
Total current liabilities	67,991	78,841

Long-term debt, net of current portion	199,599	188,028
Capital leases, net of current portion	117	547
Warrant liabilities at fair value	–	651
Other liabilities	20,446	21,910

Total Liabilities	288,153	289,977

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of June 30, 2017 and December 31, 2016; liquidation preference of $18,075 as of June 30, 2017	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 43,909 and 39,772 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	44	40
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 and 3,540 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	–	4
Additional paid-in capital	924,911	922,698
Accumulated other comprehensive loss	(2,620)	(2,620)
Accumulated deficit	(554,337)	(532,233)
Total Pacific Ethanol, Inc. Stockholders’ Equity	367,999	387,890
Noncontrolling interests	28,425	30,371
Total Stockholders’ Equity	396,424	418,261
Total Liabilities and Stockholders’ Equity	$684,577	$708,238

_______________

*   Amounts derived from the audited consolidated financial statements for the year ended December 31, 2016.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$405,202	$422,860	$791,542	$765,233
Cost of goods sold	403,549	405,156	795,662	746,460
Gross profit (loss)	1,653	17,704	(4,120)	18,773
Selling, general and administrative expenses	8,762	6,148	14,212	14,465
Income (loss) from operations	(7,109)	11,556	(18,332)	4,308
Fair value adjustments	18	(24)	473	16
Interest expense, net	(2,694)	(6,536)	(5,331)	(12,769)
Other income (expense), net	(153)	(155)	(233)	60
Income (loss) before provision for income taxes	(9,938)	4,841	(23,423)	(8,385)
Provision (benefit) for income taxes	–	(245)	–	(245)
Consolidated net income (loss)	(9,938)	5,086	(23,423)	(8,140)
Net loss attributed to noncontrolling interests	1,097	–	1,946	–
Net income (loss) attributed to Pacific Ethanol, Inc.	$(8,841)	$5,086	$(21,477)	$(8,140)
Preferred stock dividends	$(315)	$(315)	$(627)	$(630)
Income allocated to participating securities	$–	$(71)	$–	$–
Income (loss) available to common stockholders	$(9,156)	$4,700	$(22,104)	$(8,770)
Net income (loss) per share, basic	$(0.22)	$0.11	$(0.52)	$(0.21)
Net income (loss) per share, diluted	$(0.22)	$0.11	$(0.52)	$(0.21)
Weighted-average shares outstanding, basic	42,295	42,191	42,334	42,121
Weighted-average shares outstanding, diluted	42,295	42,229	42,334	42,121

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Consolidated net loss	$(23,423)	$(8,140)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles	18,408	17,670
Interest expense added to term debt	–	9,451
Fair value adjustments	(473)	(16)
Amortization of debt discount	273	610
Inventory valuation adjustment	256	–
Amortization of deferred financing fees	189	75
Non-cash compensation	2,158	1,181
Loss (gain) on derivative instruments	352	(809)
Bad debt expense	2	286
Changes in operating assets and liabilities:
Accounts receivable	39,835	(10,886)
Inventories	(3,273)	(5,108)
Prepaid expenses and other assets	(4,454)	4,909
Prepaid inventory	(486)	(4,346)
Accounts payable and accrued expenses	(14,273)	(3,771)
Net cash provided by operating activities	15,091	1,106

Investing Activities:
Additions to property and equipment	(6,229)	(7,485)
Proceeds from cash collateralized letters of credit	–	4,010
Net cash used in investing activities	(6,229)	(3,475)

Financing Activities:
Net proceeds from Kinergy’s line of credit	5,295	1,042
Net proceeds from notes	13,530	–
Principal payments on borrowings	(4,500)	(17,003)
Payments on capital leases	(386)	(2,079)
Proceeds from exercise of warrants and options	690	–
Preferred stock dividends paid	(627)	(630)
Net cash provided by (used in) financing activities	14,002	(18,670)
Net increase (decrease) in cash and cash equivalents	22,864	(21,039)
Cash and cash equivalents at beginning of period	68,590	52,712
Cash and cash equivalents at end of period	$91,454	$31,673

Supplemental Cash Flow Information:
Interest paid	$4,852	$2,595
Income tax refunds received	$3	$4,784
Noncash financing and investing activities:
Reclass of warrant liability to equity upon warrant exercises	$178	$–

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries (collectively, the “Company”), including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”), PE Op Co., a Delaware corporation (“PE Op Co.”) and eight of the Company’s ethanol production facilities. The Company’s acquisition of Illinois Corn Processing, LLC (“ICP”) was consummated on July 3, 2017, and as a result, the Company’s consolidated financial statements, for all periods presented, exclude the accounts of ICP. See Note 11 – Subsequent Events.

On December 15, 2016, the Company and Aurora Cooperative Elevator Company, a Nebraska cooperative corporation (“ACEC”), closed a transaction under a contribution agreement under which the Company contributed its Aurora, Nebraska ethanol facilities and ACEC contributed its Aurora grain elevator and related grain handling assets to Pacific Aurora, LLC (“Pacific Aurora”) in exchange for equity interests in Pacific Aurora. On December 15, 2016, concurrently with the closing under the contribution agreement, the Company sold a portion of its equity interest in Pacific Aurora to ACEC. As a result, as of December 15, 2016 and through June 30, 2017, the Company owned 73.93% of Pacific Aurora and ACEC owned 26.07% of Pacific Aurora. The Company consolidates 100% of the results of Pacific Aurora and records ACEC’s 26.07% equity interest as noncontrolling interests in the accompanying financial statements.

The Company is a leading producer and marketer of low-carbon renewable fuels and high-quality alcohol products in the United States. The Company owns and operates nine production facilities, four in the Western states of California, Oregon and Idaho, and five in the Midwestern states of Illinois and Nebraska. The Company’s four ethanol plants in the Western United States (together with their respective holding companies, the “Pacific Ethanol West Plants”) are located in close proximity to both feed and ethanol customers and thus enjoy unique advantages in efficiency, logistics and product pricing. These plants produce among the lowest-carbon ethanol produced in the United States due to low energy use in production.

The Company has production capacity of 605 million gallons per year, markets, on an annualized basis, nearly 1.0 billion gallons of ethanol, and produces, on an annualized basis, over 2.5 million tons of co-products such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, distillers yeast and CO2. The Company’s four ethanol plants in the Midwest (together with their respective holding companies, the “Pacific Ethanol Central Plants”) are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains from these facilities in the Midwest, and barges from its Pekin, Illinois plants, allows for greater access to international markets.

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

Of the accounts receivable balance, approximately $36,505,000 and $64,853,000 at June 30, 2017 and December 31, 2016, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $16,000 and $331,000 as of June 30, 2017 and December 31, 2016, respectively. The Company recorded a bad debt recovery of $5,000 and bad debt expense of $30,000 for the three months ended June 30, 2017 and 2016, respectively. The Company recorded a bad debt expense of $2,000 and $286,000 for the six months ended June 30, 2017 and 2016, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Provision for Income Taxes – The Company recognized no tax benefit for the three and six months ended June 30, 2017 due to the uncertainty of using its tax losses to offset future tax income. The Company recognized a tax benefit of $0.2 million for the three and six months ended June 30, 2016, as the Company has finalized certain of its tax returns. The Company applied a valuation allowance against the amount of deferred tax losses from the periods. To the extent the Company believes it can utilize these losses, it will adjust its provision (benefit) for income taxes accordingly in future periods.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Sales
Ethanol Production:
Net sales to external customers	$256,125	$271,630	$499,199	$500,871
Intersegment net sales	188	260	499	523
Total ethanol production net sales	256,313	271,890	499,698	501,394

Marketing and distribution:
Net sales to external customers	149,077	151,230	292,343	264,362
Intersegment net sales	1,963	2,091	3,800	3,843
Total marketing and distribution net sales	151,040	153,321	296,143	268,205
Intersegment eliminations	(2,151)	(2,351)	(4,299)	(4,366)
Net sales as reported	$405,202	$422,860	$791,542	$765,233

Cost of goods sold:
Ethanol production	$253,947	$260,237	$504,534	$496,246
Marketing and distribution	151,131	149,521	294,806	258,819
Intersegment eliminations	(1,529)	(4,602)	(3,678)	(8,605)
Cost of goods sold as reported	$403,549	$405,156	$795,662	$746,460

Income (loss) before provision for income taxes:
Ethanol production	$(6,304)	$794	$(18,619)	$(16,330)
Marketing and distribution	(1,435)	2,209	(1,286)	6,178
Corporate activities	(2,199)	1,838	(3,518)	1,767
	$(9,938)	$4,841	$(23,423)	$(8,385)
Depreciation and amortization:
Ethanol production	$9,016	$8,793	$17,862	$17,209
Marketing and distribution	–	–	–	3
Corporate activities	283	225	546	458
	$9,299	$9,018	$18,408	$17,670
Interest expense:
Ethanol production	$1,119	$6,180	$2,211	$12,080
Marketing and distribution	302	356	610	689
Corporate activities	1,273	–	2,510	–
	$2,694	$6,536	$5,331	$12,769

The following table sets forth the Company’s total assets by operating segment (in thousands):

	June 30, 2017	December 31, 2016
Total assets:

Ethanol production	$545,835	$542,688
Marketing and distribution	128,689	146,356
Corporate assets	10,053	19,194
	$684,577	$708,238

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, corn, co-products, Low-Carbon Fuel Standard (“LCFS”) credits and unleaded fuel, and are valued at the lower of cost and net realizable value, with cost determined on a first-in, first-out basis. Total inventories are net of a valuation adjustment of $256,000 as of June 30, 2017. Inventory balances consisted of the following (in thousands):

Inventory balances consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$38,144	$33,773
Work in progress	8,239	7,092
Raw materials	7,752	6,571
LCFS credits	7,300	10,926
Other	1,652	1,708
Total	$63,087	$60,070

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2017 and 2016, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $568,000 and gains of $228,000 as the changes in the fair values of these contracts for the three months ended June 30, 2017 and 2016, respectively. The Company recognized losses of $352,000 and gains of $809,000 as the changes in the fair values of these contracts for the six months ended June 30, 2017 and 2016, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of June 30, 2017
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Derivative instruments	$1,150	Derivative instruments	$1,721

	As of December 31, 2016
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Derivative instruments	$978	Derivative instruments	$4,115

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2017	2016
Commodity contracts	Cost of goods sold	$(574)	$(999)

		Unrealized Gains
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2017	2016
Commodity contracts	Cost of goods sold	$6	$1,227

		Realized Losses
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2017	2016
Commodity contracts	Cost of goods sold	$(2,918)	$(91)

		Unrealized Gains
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2017	2016
Commodity contracts	Cost of goods sold	$2,566	$900

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Kinergy line of credit	$55,176	$49,862
Pekin term loan	60,500	64,000
Pekin revolving loan	32,000	32,000
Pacific Aurora line of credit	–	1,000
Parent notes payable	68,948	55,000
	216,624	201,862
Less unamortized debt discount	(1,772)	(1,626)
Less unamortized debt financing costs	(1,253)	(1,708)
Less short-term portion	(14,000)	(10,500)
Long-term debt	$199,599	$188,028

Kinergy Operating Line of Credit – As of June 30, 2017, Kinergy had additional borrowing availability under its credit facility of $8,526,000.

Parent Notes Payable – On June 26, 2017, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with five accredited investors (the “Investors”) and a related Consent of Holders and Amendment of Senior Secured Notes with the Investors and holders of the Company’s senior secured notes issued on December 15, 2016 (“Prior Senior Notes”). On June 30, 2017, under the terms of the Note Purchase Agreement, the Company sold approximately $13,948,000 in aggregate principal amount of its senior secured notes (the “Senior Notes”) to the Investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the Senior Notes sold. Upon issuance, the Company recorded approximately $418,000 in unamortized debt discount. The Senior Notes have similar terms as the Prior Senior Notes including interest and maturity.

Distribution Restrictions – At June 30, 2017, there were approximately $271,143,000 of net assets of the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

6.	WARRANTS AND STOCK OPTIONS.

Warrant and Option Exercises – During the three and six months ended June 30, 2017, certain holders exercised warrants and options and received an aggregate of 107,000 and 117,000 shares of the Company’s common stock upon payment of an aggregate of $652,000 and $690,000, respectively, in cash. There were no warrants or options exercised during the three and six months ended June 30, 2016. As of June 30, 2017, there were no warrants outstanding for which we account using fair value methodologies; accordingly, no fair value adjustments will be made in future periods relating to currently outstanding warrants.

7.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2017, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 32,009,000 gallons of ethanol as of June 30, 2017 and open fixed-price ethanol sales contracts totaling $50,591,000 as of June 30, 2017. The Company had open fixed-price co-product sales contracts totaling $28,870,000 and open indexed-price co-product sales contracts for 66,000 tons as of June 30, 2017. These sales contracts are scheduled to be completed throughout 2017.

Purchase Commitments – At June 30, 2017, the Company had indexed-price purchase contracts to purchase 11,174,000 gallons of ethanol and fixed-price purchase contracts to purchase $12,473,000 of ethanol from its suppliers. The Company had $19,959,000 of fixed-price corn purchase contracts and basis contracts with its suppliers as of June 30, 2017. These purchase commitments are scheduled to be satisfied throughout 2017.

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

The Company assumed certain legal matters which were ongoing at July 1, 2015, the date of the Company’s acquisition of Aventine Renewable Energy Holdings, Inc (“PE Central”). Among them were lawsuits between Aventine Renewable Energy, Inc. (now known as Pacific Ethanol Pekin, LLC, or “PE Pekin”) and Glacial Lakes Energy, Aberdeen Energy and Redfield Energy, together, the “Defendants,” in which PE Pekin sought damages for breach of termination agreements that wound down ethanol marketing arrangements between PE Pekin and each of the Defendants. In February and March 2017, the Company and the Defendants entered into settlement agreements and the Defendants paid in cash to the Company $3.9 million in final resolution of these matters. The Company did not assign any value to the claims against the Defendants in its accounting for the Aventine acquisition as of July 1, 2015. The Company recorded a gain, net of legal fees, of $3.6 million upon receipt of the cash settlement and recognized the gain in selling, general and administrative expenses in the consolidated statements of operations for the six months ended June 30, 2017.

8.	PENSION AND RETIREMENT BENEFIT PLANS.

The Company sponsors a defined benefit pension plan (the “Retirement Plan”) and a health care and life insurance plan (the “Postretirement Plan”). The Company assumed the Retirement Plan and the Postretirement Plan as part of its acquisition of PE Central on July 1, 2015.

The Retirement Plan is noncontributory, and covers only “grandfathered” unionized employees at the Company’s Pekin, Illinois facility who fulfill minimum age and service requirements. Benefits are based on a prescribed formula based upon the employee’s years of service. The Retirement Plan, which is part of a collective bargaining agreement, covers only union employees hired prior to November 1, 2010.

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contributions that are required by applicable regulations. As of December 31, 2016, the Retirement Plan’s accumulated projected benefit obligation was $18.5 million, with a fair value of plan assets of $12.4 million. The underfunded amount of $6.1 million is recorded on the Company’s consolidated balance sheet in other noncurrent liabilities.

The Company’s net periodic Retirement Plan costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest cost	$98	$172	$195	$344
Service cost	188	56	375	112
Expected return on plan assets	(169)	(199)	(337)	(398)
Net periodic expense	$117	$29	$233	$58

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

The Company’s net periodic Postretirement Plan costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest cost	$21	$35	$42	$70
Service cost	50	12	100	24
Amortization of (gain) loss	33	–	66	–
Net periodic expense	$104	$47	$208	$94

9.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, as follows:

•	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

Warrants – The Company’s warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The Company recorded its warrants issued in 2012 at fair value and designated them as Level 3 on their issuance dates.

Significant assumptions used and related fair values for the warrants as of December 31, 2016 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/3/2012	$6.09	40.9%	0.62%	0.50	11.3%	211,000	$ 651,000

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring fair value measurements by level at June 30, 2017 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$1,150	$1,150	$–	$–
	$1,150	$1,150	$–	$–

Liabilities:
Warrants	$–	$–	$–	$–
Derivative instruments	(1,721)	(1,721)	–	–
	$(1,721)	$(1,721)	$–	$–

The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Balance, December 31, 2016	$651
Exercised warrants	(178)
Adjustments to fair value for the period	(473)
Balance, June 30, 2017	$–

10.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2017
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(8,841)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Loss available to common stockholders	$(9,156)	42,295	$(0.22)

	Three Months Ended June 30, 2016
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$5,086
Less: Preferred stock dividends	(315)
Less: Income allocated to participating securities	(71)
Basic income per share:
Income available to common stockholders	$4,700	42,191	$0.11
Add: Options	–	38
Diluted income per share:
Income available to common stockholders	$4,700	42,229	$0.11

	Six Months Ended June 30, 2017
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(21,477)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(22,104)	42,334	$(0.52)

	Six Months Ended June 30, 2016
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(8,140)
Less: Preferred stock dividends	(630)
Basic and diluted loss per share:
Loss available to common stockholders	$(8,770)	42,121	$(0.21)

There were an aggregate of 766,000 and 730,000 potentially dilutive weighted-average shares from the Company’s warrants and shares of Series B Cumulative Convertible Preferred Stock outstanding for the three and six months ended June 30, 2017, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three and six months ended June 30, 2017, as their effect would have been anti-dilutive.

11.	SUBSEQUENT EVENTS.

Acquisition of Illinois Corn Processing LLC

On June 26, 2017, the Company, through its wholly-owned direct and indirect subsidiaries PE Central, and ICP Merger Sub, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of PE Central (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ICP, Illinois Corn Processing Holdings Inc. (“ICPH”) and MGPI Processing, Inc. (“MGPI”, and together with ICPH, the “Sellers”) to acquire 100% of the equity interests of ICP. The acquisition of ICP under the Merger Agreement was closed on July 3, 2017. At the closing, Merger Sub merged with and into ICP (the “Merger”), and ICP continues as the surviving corporation of the Merger and as a wholly-owned direct subsidiary of PE Central and a wholly-owned indirect subsidiary of the Company.

Upon closing and under the terms of the Merger Agreement, Merger Sub (i) paid to the Sellers $30,000,000 in cash (the “Cash Consideration Amount”) and (ii) issued to the Sellers secured promissory notes in the aggregate principal amount of approximately $46,926,000 (the “Seller Notes”). The Seller Notes are secured by a first priority lien on the assets of ICP and a pledge of the membership interests of ICP.

ICP is a 90 million gallon per year fuel and industrial alcohol manufacturing, storage and distribution facility adjacent to the Pacific Ethanol Pekin facility and is located on the Illinois River. ICP produces fuel-grade ethanol, beverage and industrial-grade alcohol, dry distillers grain (DDG) and corn oil. The facility has direct access to end-markets via barge, rail, and truck, and expands Pacific Ethanol’s domestic and international distribution channels.

The following allocation of the preliminary estimated purchase price assumes, with the exception of property and equipment, carrying values approximate fair value. Estimates of uncollectible accounts receivable are not considered material due to the short-term nature and customer collection history. The preliminary property and equipment fair value estimate is based on a preliminary valuation under review by management and is subject to change. A final valuation will be more detailed in its analysis including a further review of recent market transactions with comparable assets and a discounted cash flow analysis of the facility based on market conditions and future operational assumptions and capital expenditures plans. Preliminarily, no intangible assets or liabilities have been estimated due to ICP’s contracts being materially close to market prices. A final valuation may include either an asset or liability associated with any material out-of-market contract positions. Based upon these assumptions, the preliminary purchase price consideration allocation is as follows (in thousands):

Cash and equivalents	$1,078
Accounts receivable	11,636
Inventories	9,858
Other current assets	1,235
Total current assets	23,807
Property and equipment	60,497
Other assets	–
Total assets acquired	$84,304

Accounts payable, trade	$2,752
Other current liabilities	4,572
Total current liabilities	7,324
Other non-current liabilities	54
Total liabilities assumed	$7,378

Net assets acquired	$76,926
Estimated goodwill	$–
Total purchase price	$76,926

The actual determination of the purchase price allocation on the closing date will be based on the final net tangible and intangible assets of ICP on July 3, 2017 based on completion of the valuation of the fair value of such net assets. The Company anticipates that the ultimate purchase price allocation of balance sheet amounts such as current assets and liabilities, property and equipment, intangible assets and long-term assets and liabilities will differ from the preliminary assessment outlined above. Any changes to the initial estimates of the fair value of the acquired assets and assumed liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill if net assets acquired are less than the purchase price. If net assets acquired exceed the purchase price, the residual amount will result in a bargain purchase gain.

The following table presents unaudited pro forma combined financial information assuming the acquisition occurred on January 1, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues – pro forma	$444,878	$463,436	$869,604	$855,418
Net income (loss) – pro forma	$(13,569)	$6,688	$(26,624)	$(6,809)
Diluted net income (loss) per share – pro forma	$(0.32)	$0.16	$(0.63)	$(0.16)
Diluted weighted-average shares – pro forma	42,295	42,229	42,334	42,121

For the three and six months ended June 30, 2017, the Company recorded approximately $0.3 million in costs associated with the ICP acquisition. These costs are reflected in selling, general and administrative expenses on the Company’s consolidated statements of operations.

Increase in Kinergy Line of Credit

On August 2, 2017, Kinergy increased its revolving line of credit from $85 million to $100 million.

Changes to Pekin Credit Facilities

As of June 30, 2017, PE Pekin did not maintain the required working capital under its credit agreements of at least $20.0 million. On August 7, 2017, PE Pekin obtained from its lender a waiver of this covenant violation and is now in compliance with the terms of its loans.

On August 7, 2017, PE Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 25 basis points to an annual rate equal to the 30-day LIBOR plus 4.00%. PE Pekin and its lender also agreed that PE Pekin is required to maintain working capital of not less than $17.5 million from August 31, 2017 through December 31, 2017 and working capital of not less than $20.0 million from January 1, 2018 and continuing at all times thereafter.

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

Recent Development

On July 3, 2017, we completed our acquisition of Illinois Corn Processing LLC, or ICP, under the terms of an Agreement and Plan of Merger dated as of June 26, 2017 by and among Pacific Ethanol Central, LLC, ICP Merger Sub, LLC, Illinois Corn Processing Holdings Inc., MGPI Processing, Inc., and ICP. ICP is a 90 million gallon per year fuel and industrial alcohol manufacturing, storage and distribution facility located on the Illinois River adjacent to our facilities in Pekin, Illinois. ICP produces fuel-grade ethanol, beverage and industrial-grade alcohol, dry distillers grain with solubles, or DDGS, and corn oil. ICP’s facility has direct access to end-markets via barge, rail and truck. We acquired ICP for $76.7 million, of which $30.0 million was paid in cash and $46.9 million was paid through the issuance of non-amortizing secured promissory notes due eighteen months from closing.

Our acquisition of ICP adds 90 million gallons per year of production capacity, diversifies fuel ethanol production with high-value beverage and industrial grade alcohol, and expands Pacific Ethanol’s domestic and international distribution channels. Two-thirds of ICP’s production is currently dedicated to producing high-quality, premium-priced alcohol products for the beverage and industrial markets. The consolidation of the ICP facility with our two Pekin, Illinois plants is expected to integrate the Pekin site into a unique combination of technologies and products with a combined operating capacity of 250 million gallons per year. We expect the acquisition will yield approximately $4.5 million in annual cost savings over the next twelve months, including economies of scale in purchasing power, managing grain supply and transportation costs for DDG and ethanol. The acquisition is immediately accretive to earnings. We believe the acquisition will have a continued positive impact on our earnings as ICP’s beverage and industrial grade alcohol products are priced at a premium to fuel ethanol.

Overview

We are a leading producer and marketer of low-carbon renewable fuels in the United States.

We own and operate nine strategically-located production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, and five of our plants are located in the Midwestern states of Illinois and Nebraska. We are the sixth largest producer of ethanol in the United States based on annualized volumes. Our plants have a combined production capacity of 605 million gallons per year. We market all the ethanol, specialty alcohols and co-products produced at our plants as well as ethanol produced by third parties. On an annualized basis, we market nearly 1.0 billion gallons of ethanol and over 2.5 million tons of ethanol co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

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

Production Segment

We produce ethanol, specialty alcohols and co-products at our production facilities described below. Our plants located on the West Coast are near their respective fuel and feed customers, offering significant timing, transportation cost and logistical advantages. Our plants located in the Midwest are in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, our ability to load unit trains from our plants located in the Midwest, and barges from our Pekin, Illinois plants, allows for greater access to international markets.

We wholly-own all of our plants located on the West Coast and the three plants in Pekin, Illinois. We own approximately 74% of the two plants in Aurora, Nebraska as well as the grain elevator adjacent to those properties and related grain handling assets, including the outer rail loop, and the real property on which they are located, through Pacific Aurora, LLC, or Pacific Aurora, an entity owned approximately 26% by Aurora Cooperative Elevator Company.

Facility Name	Facility Location	Estimated Annual Capacity (gallons)
Magic Valley	Burley, ID	60,000,000
Columbia	Boardman, OR	40,000,000
Stockton	Stockton, CA	60,000,000
Madera	Madera, CA	40,000,000
Aurora West	Aurora, NE	110,000,000
Aurora East	Aurora, NE	45,000,000
Pekin Wet	Pekin, IL	100,000,000
Pekin Dry	Pekin, IL	60,000,000
Pekin ICP	Pekin, IL	90,000,000

We produce ethanol co-products at our production facilities such as wet distillers grains, or WDG, DDGS, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, distillers yeast and CO2.

Marketing Segment

We market ethanol, specialty alcohols and co-products produced by our production facilities and market ethanol produced by third parties. We have extensive customer relationships throughout the Western and Midwestern United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. Our customers depend on us to provide a reliable supply of ethanol, and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require ethanol volumes in excess of the supplies we produce at our production facilities. We secure additional ethanol supplies from third-party plants in California and other third-party suppliers in the Midwest where a majority of ethanol producers are located. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

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

Outlook

Our results for the second quarter and the first half of the year reflect seasonally weaker production margins due to lower transportation fuel demand as well as elevated production volumes and high industry-wide ethanol inventories. While production margins improved in the second quarter compared to the first quarter, margins remained compressed due to these factors.

Thus far in the third quarter, we have experienced an improved spread between the prices of ethanol and corn and overall better production margins compared to the second quarter. Gasoline demand has increased with the summer driving season and is now at levels that equal or exceed demand at the same time last year. We expect ethanol demand to remain strong and continue to grow as domestic markets blend at ethanol levels above 10% and as international markets grow to meet carbon targets and the higher demand for octane. Ethanol blend days of supply–a measure of days of ethanol supply at current average blend rates–are moving lower. In addition, ethanol inventory levels recently fell to their lowest point since the first week of 2017. These factors support an improved ethanol supply and demand balance.

On the regulatory front, a United States Court of Appeals recently ruled that the Environmental Protection Agency, or EPA, fundamentally misinterpreted its authority under the national Renewable Fuel Standard, or RFS, to lower the federal biofuel blending volume mandate. The Court vacated the EPA’s decision to reduce total renewable fuel volume requirements for 2016 and required the EPA to further consider its decision. In addition, the EPA recently proposed 2018’s volume obligations under the RFS, which it expects to finalize in November. The EPA’s proposal is to maintain the conventional biofuel requirement at 15 billion gallons for 2018, which is a positive support for higher ethanol blend levels. The EPA did, however, propose small reductions in the cellulosic and advanced biofuel requirements compared to 2017. We have invested in several advanced biofuel initiatives to help meet the growing need for these innovative, low-carbon fuels. We intend, together with other industry producers and stakeholders, to communicate with the EPA during the public comment period to support a final rule that sends appropriate market signals to drive new investments into the production of advanced biofuels.

E15 sales and distribution infrastructure continue to expand due to increased demand for high-quality, affordable and environmentally friendly transportation fuel. Nearly 900 retail gas stations in 29 states sell E15 fuel, representing a 200% increase over 2015. We expect the number of stations offering E15 fuel to reach nearly 2,000 in 2018, which should further increase year-over-year demand for ethanol. In addition, we believe that trends in fuel economy standards and new engine technologies, which generally require higher octane fuels, are supportive of higher ethanol blends.

Our 3.5 megawatt cogeneration system at our Stockton plant is on track to reach full capacity by the end of the third quarter. The system will convert process waste gas and natural gas into electricity and steam, reducing energy costs by up to $4.0 million per year and lowering air emissions.

We implemented an industrial scale membrane system at our Madera facility that separates water from ethanol during the plant’s dehydration process. The system is operating well and we expect a positive impact on energy savings, operating performance and our carbon intensity score. We estimate the energy savings will include a 5% reduction in natural gas costs at the plant. Overall, we estimate the energy savings and carbon premium combined will total approximately $350,000 annually at current market rates. The membrane system also improves operations during hot weather, yielding greater output, and it contributes to lowering our carbon intensity score. Once we have three months of consistent operating history we will be in a position to submit for a new pathway from the California Air Resources Board and evaluate installation of membrane systems at our other plants.

We continue to produce cellulosic ethanol at our Stockton plant and we are on track to begin commercial production of cellulosic ethanol at our Madera plant in the second half of the year. We have completed baseline testing at the plant and, once all equipment is installed this month, we will conduct more advanced testing by introducing the proper enzymes into the system, after which we will file for approval from the EPA to produce D3 RINs at the Madera plant. We are also in the process of filing an application with the EPA for our Magic Valley facility for eligibility to produce cellulosic ethanol. We expect EPA approval of Magic Valley’s cellulosic ethanol production by the end of the year.

Also at our Madera facility, we remain on schedule to begin full-scale operation of our 5 megawatt solar photovoltaic power system in early 2018. We expect the system to reduce our utility costs by over $1.0 million annually and lower our carbon score.

At our Aurora, Nebraska facilities, we significantly improved operating efficiencies and plant reliability, and increased co-product returns, through equipment upgrades primarily to the facilities’ boilers and dryers. We have also received a Distilled Spirits Permit from the federal Alcohol and Tobacco Tax and Trade Bureau (TTB) for both Aurora facilities which allows us to ship undenatured ethanol for export markets.

Our initial budget for capital projects in 2017 totaled $46.0 million, including $16.0 million in previously announced projects such as the completion of our Stockton cogeneration system, production of cellulosic ethanol at our Madera facility and our solar project. For the second quarter, we incurred $2.1 million in capital expenditures, bringing our half-year total to $6.2 million. Given production margin weakness across the industry and our intent to operate conservatively, we intend to defer $20.0 million in 2017 capital expenditures. We intend to use the balance of budgeted uncommitted capital expenditure funds for investment opportunities in projects that produce the highest near-term return. Our capital expenditure budget does not yet include potential capital improvement projects at our ICP facilities. We expect to provide information regarding our capital expenditure projects for these facilities in the coming months.

We plan to continue to leverage our diverse base of production and marketing assets to expand our share of the renewable fuels, ethanol, specialty alcohol and co-product markets. We also intend to continue to evaluate and invest in plant improvement initiatives using innovative technologies that generate meaningful near-term returns by increasing operating efficiencies, improving plant reliability, enhancing yields, improving our carbon scores and reducing our operating costs. In addition, we are focused on further strengthening our balance sheet and liquidity.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Variance	2017	2016	Variance
Production gallons sold (in millions)	120.0	122.5	(2.0)%	235.0	235.4	(0.2)%
Third party gallons sold (in millions)	115.8	110.7	4.6%	227.0	204.4	11.1%
Total gallons sold (in millions)	235.8	233.2	1.1%	462.0	439.8	5.0%

Ethanol production capacity utilization	95%	94%	1.1%	93%	90%	3.3%

Average sales price per gallon	$1.66	$1.72	(3.5)%	$1.64	$1.63	0.6%

Corn cost per bushel – CBOT equivalent	$3.68	$3.86	(4.7)%	$3.66	$3.76	(2.7)%
Average basis (1)	$0.23	$0.23	–%	$0.26	$0.28	(7.1)%
Delivered cost of corn	$3.91	$4.09	(4.4)%	$3.92	$4.04	(3.0)%

Total co-product tons sold (in thousands)	734.4	686.8	6.9%	1,419.9	1,348.2	5.3%
Co-product revenues as % of delivered cost of corn(2)	33.5%	34.2%	(2.0)%	34.2%	35.2%	(2.8)%

Average CBOT ethanol price per gallon	$1.55	$1.58	(1.9)%	$1.53	$1.49	2.7%
Average CBOT corn price per bushel	$3.68	$3.91	(5.9)%	$3.66	$3.77	(2.9)%

_______________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent

Net sales	$405,202	$422,860	$(17,658)	(4.2)%	$791,542	$765,233	$26,309	3.4%
Cost of goods sold	403,549	405,156	(1,607)	(0.4)%	795,662	746,460	49,202	6.6%
Gross profit (loss)	$1,653	$17,704	$(16,051)	(90.7)%	$(4,120)	$18,773	$(22,893)	NM
Percentage of net sales	0.4%	4.2%			(0.5)%	2.5%

Net Sales

The decrease in our net sales for the three months ended June 30, 2017 as compared to the same period in 2016 was primarily due to a decrease in our average sales price per gallon. The increase in our net sales for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in our third party gallons sold. While our third party gallons sold increased, our production gallons sold decreased for the three and six months ended June 30, 2017 as compared to the same periods in 2016. The decreases in volumes of our production gallons are primarily due to a decline in our ethanol production capacity utilization in response to lower industry margins for the periods as compared to prior periods.

Three Months Ended June 30, 2017

On a consolidated basis, our average sales price per gallon decreased 3.5% to $1.66 for the three months ended June 30, 2017 compared to our average sales price per gallon of $1.72 for the same period in 2016. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, decreased 1.9% to $1.55 for the three months ended June 30, 2017 as compared to the average CBOT ethanol price per gallon of $1.58 for the same period in 2016.

Production Segment

Net sales of ethanol from our production segment decreased by $10.2 million, or 5%, to $196.1 million for the three months ended June 30, 2017 as compared to $206.3 million for the same period in 2016. Our total volume of production ethanol gallons sold decreased by 2.5 million gallons, or 2%, to 120.0 million gallons for the three months ended June 30, 2017 as compared to 122.5 million gallons for the same period in 2016. Our production segment’s average sales price per gallon decreased 3.0% to $1.63 for the three months ended June 30, 2017 compared to our production segment’s average sales price per gallon of $1.68 for the same period in 2016. At our average sales price per gallon of $1.63 for the three months ended June 30, 2017, we realized $4.1 million of reduced net sales from our production segment from the 2.5 million reduction in gallons of produced ethanol sold in the three months ended June 30, 2017 as compared to the same period in 2016. The decline of $0.05 in our average sales price per gallon for the three months ended June 30, 2017 as compared to the same period in 2016 reduced our net sales of ethanol from our production segment by $6.1 million.

Net sales of co-products decreased $5.3 million, or 8%, to $60.0 million for the three months ended June 30, 2017 as compared to $65.3 million for the same period in 2016. Our total volume of co-products sold increased by 47.6 thousand tons, or 7%, to 734.4 thousand tons for three months ended June 30, 2017 from 686.8 thousand tons for the same period in 2016. At our average sales price per ton of $81.79 for the three months ended June 30, 2017, we generated $3.9 million in additional net sales from the 47.6 thousand tons of additional co-products sold in the three months ended June 30, 2017 as compared to the same period in 2016. The decrease of $13.35, or 14%, in our average sales price per ton for the three months ended June 30, 2017 as compared to the same period in 2016 reduced net sales of co-products by $9.2 million.

Marketing Segment

Net sales of ethanol from our marketing segment decreased by $2.1 million, or 1%, to $149.1 million for the three months ended June 30, 2017 as compared to $151.2 million for the same period in 2016. Our total volume of ethanol gallons sold by our marketing segment increased by 2.6 million gallons, or 1%, to 235.8 million gallons for the three months ended June 30, 2017 as compared to 233.2 million gallons for the same period in 2016. Our additional third-party gallons sold accounted for 5.1 million gallons of this increase, partially offset by a reduction in our production gallons sold of 2.5 million gallons.

The decrease in production gallons sold by our marketing segment resulted in a reduction of $0.2 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon decreased $0.10, or 6%, to $1.67 for the three months ended June 30, 2017 as compared to $1.77 for the same period in 2016. At our average sales price per gallon of $1.67 for the three months ended June 30, 2017, we generated $8.5 million in additional net sales from our marketing segment from the 5.1 million gallons in additional third-party ethanol sold in the three months ended June 30, 2017 as compared to the same period in 2016. The decrease of $0.10 in our average sales price per gallon for the six months ended June 30, 2017 as compared to the same period in 2016 decreased our net sales of ethanol from our marketing segment by $10.6 million.

Six Months Ended June 30, 2017

On a consolidated basis, our average sales price per gallon increased 0.6% to $1.64 for the six months ended June 30, 2017 compared to our average sales price per gallon of $1.63 for the same period in 2016. The average CBOT ethanol price per gallon increased 2.7% to $1.53 for the six months ended June 30, 2017 compared to an average CBOT ethanol price per gallon of $1.49 for the same period in 2016.

Production Segment

Net sales of ethanol from our production segment increased by $5.4 million, or 1%, to $379.1 million for the six months ended June 30, 2017 as compared to $373.7 million for the same period in 2016. Our total volume of production ethanol gallons sold decreased by 0.4 million gallons, or less than 1%, to 235.0 million gallons for the six months ended June 30, 2017 as compared to 235.4 million gallons for the same period in 2016. Our production segment’s average sales price per gallon increased 2% to $1.61 for the six months ended June 30, 2017 compared to our production segment’s average sales price per gallon of $1.58 for the same period in 2016. At our average sales price per gallon of $1.61 for the six months ended June 30, 2017, we realized $0.6 million in reduced net sales from our production segment from the 0.4 million fewer gallons of produced ethanol sold in the six months ended June 30, 2017 as compared to the same period in 2016. The increase of $0.03 in our average sales price per gallon for the six months ended June 30, 2017 as compared to the same period in 2016 increased our net sales of ethanol from our production segment by $6.0 million.

Net sales of co-products decreased $7.0 million, or 6%, to $120.2 million for the six months ended June 30, 2017 as compared to $127.2 million for the same period in 2016. Our total volume of co-products sold increased by 71.7 thousand tons, or 5%, to 1,419.9 thousand tons for six months ended June 30, 2017 from 1,348.2 thousand tons for the same period in 2016. At our average sales price per ton of $84.57 for the six months ended June 30, 2017, we generated $6.1 million in additional net sales from the 71.7 thousand additional tons of co-products sold in the six months ended June 30, 2017 as compared to the same period in 2016. The decrease of $9.75, or 10%, in our average sales price per ton for the six months ended June 30, 2017 as compared to the same period in 2016 decreased net sales of co-products by $13.1 million.

Marketing Segment

Net sales of ethanol from our marketing segment increased by $28.0 million, or 11%, to $292.3 million for the six months ended June 30, 2017 as compared to $264.3 million for the same period in 2016. Our total volume of ethanol gallons sold by our marketing segment increased by 22.2 million gallons, or 5%, to 462.0 million gallons for the six months ended June 30, 2017 as compared to 439.8 million gallons for the same period in 2016. Our additional third-party gallons sold accounted for 22.6 million gallons of this increase, partially offset by 0.4 million fewer production gallons sold.

Our marketing segment’s average sales price per gallon decreased 3% to $1.65 for the six months ended June 30, 2017 compared to $1.70 for the same period in 2016. At our average sales price per gallon of $1.65 for the six months ended June 30, 2017, we generated $37.2 million in additional net sales from our marketing segment from the 22.6 million gallons in additional third-party ethanol sold in the six months ended June 30, 2017 as compared to the same period in 2016. However, the decline of $0.05 in our average sales price per gallon for the six months ended June 30, 2017 as compared to the same period in 2016 reduced our net sales from third party ethanol sold by our marketing segment by $9.2 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) decreased primarily due to significantly lower commodity margins in the three and six months ended June 30, 2017 compared to the same periods in 2016.

Three Months Ended June 30, 2017

Our consolidated gross profit (loss) decreased to $1.7 million for the three months ended June 30, 2017 as compared to $17.7 million for the same period in 2016, representing a gross margin of 0.4% for the three months ended June 30, 2017 as compared to 4.2% for the same period in 2016.

Production Segment

Our production segment reduced our consolidated gross profit by $12.0 million for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to our lower gross profit attributed to lower production margins in the three months ended June 30, 2017 as compared to the same period in 2016.

Marketing Segment

Our marketing segment reduced our consolidated gross profit by $4.0 million for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to lower gross profit attributable to our marketing segment’s lower average sales price per gallon for the three months ended June 30, 2017 as compared to the same period in 2016.

Six Months Ended June 30, 2017

Our consolidated gross profit declined by $22.9 million to a gross loss of $4.1 million for the six months ended June 30, 2017 as compared to gross profit of $18.8 million for the same period in 2016, representing a negative gross margin of 0.5% for the six months ended June 30, 2017 as compared to a positive gross margin of 2.5% for the same period in 2016.

Production Segment

Our production segment reduced our consolidated gross profit by $15.4 million for the six months ended June 30, 2017 as compared to the same period in 2016, primarily as a result of lower gross profit attributed to lower production margins in the six months ended June 30, 2017 as compared to the same period in 2016.

Marketing Segment

Our marketing segment decreased our consolidated gross profit by $7.5 million for the six months ended June 30, 2017 as compared to the same period in 2016. Of this amount, $7.7 million is attributable to our marketing segment’s lower average sales price per gallon for the six months ended June 30, 2017 as compared to the same period in 2016, partially offset by $0.2 million attributable to additional gross profit from the 22.6 million gallon increase in third-party marketing volumes in the six months ended June 30, 2017 as compared to the same period in 2016.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Selling, general and administrative expenses	$8,762	$6,148	$2,614	42.5%	$14,212	$14,465	$(253)	(1.7)%
Percentage of net sales	2.2%	1.5%			1.8%	1.9%

Our SG&A expenses increased $2.6 million to $8.8 million for the three months ended June 30, 2017 as compared to $6.1 million for the same period in 2016. The increase in SG&A expenses is primarily due to higher professional expenses associated with our ICP acquisition as well as increased employee benefits and non-cash compensation adjustments.

Our SG&A expenses decreased $0.3 million to $14.2 million for the six months ended June 30, 2017 as compared to $14.5 million for the same period in 2016. The decrease in SG&A expenses is primarily due to $3.6 million in gains associated with legal matters resolved in the first quarter, partially offset by higher professional expenses associated with our ICP acquisition as well as increased employee benefits and non-cash compensation adjustments.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Interest expense, net	$2,694	$6,536	$(3,842)	(58.8)%	$5,331	$12,769	$(7,438)	(58.3)%
Percentage of net sales	0.7%	1.5%			0.7%	1.7%

Interest expense, net decreased $3.8 million to $2.7 million for the three months ended June 30, 2017 from $6.5 million for the same period in 2016. Interest expense, net decreased $7.4 million to $5.3 million for the six months ended June 30, 2017 from $12.8 million for the same period in 2016. The decrease in interest expense, net is primarily related to lower average interest rates resulting from the refinancing of our plant debt in late 2016.

Net Income (Loss) Available to Common Stockholders

The following table presents our net income (loss) available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Net income (loss) available to common stockholders	$(9,156)	$4,700	$(13,856)	NM	$(22,104)	$(8,770)	$(13,334)	152.0%
Percentage of net sales	(2.3)%	1.1%			(2.8)%	(1.1)%

The decrease in net income available to common stockholders was primarily due to decreased margins, partially offset by lower interest expense for the three and six months ended June 30, 2017, as compared to the same period in 2016.

Liquidity and Capital Resources

During the six months ended June 30, 2017, we funded our operations primarily from cash on hand, cash generated from our operations and advances under our revolving credit facilities. These funds were also used to make capital expenditures, capital lease payments and principal payments on term debt and lines of credit.

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

	June 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$91,454	$68,590	33.3%
Current assets	$220,771	$235,201	(6.1)%
Current liabilities	$67,991	$78,841	(13.8)%
Long-term debt, net of current portion	$199,599	$188,028	6.2%
Working capital	$152,780	$156,360	(2.3)%
Working capital ratio	3.25	2.98	9.1%

Restricted Net Assets

At June 30, 2017, we had approximately $271.1 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Working capital decreased to $152.8 million at June 30, 2017 from $156.4 million at December 31, 2016 as a result of a decrease of $14.4 million in current assets, partially offset by a decrease of $10.8 million in current liabilities.

Current assets decreased primarily due to decreases of $39.8 million in accounts receivable due to the timing of sales volumes at the end of the period and $1.0 million in derivative instruments and other current assets, partially offset by an increase of $22.9 million in cash and equivalents, $3.0 million in inventories and $0.5 million in prepaid inventory.

Our cash and cash equivalents increased by $22.9 million at June 30, 2017 as compared to December 31, 2016 due to $15.1 million of cash provided by our operations and $14.0 million of cash provided by financing activities, primarily from our issuance of additional senior notes, partially offset by $6.2 million of cash used in our investing activities for our plant improvement initiatives.

Our current liabilities decreased primarily due to decreases of $11.3 million in accounts payable and accrued liabilities and $3.1 million in derivative instruments and other current liabilities, partially offset by an increase of $3.5 million in the current portion of our long-term debt in accordance with our debt amortization schedule associated with our Pekin term debt.

Cash provided by our Operating Activities

Cash provided by our operating activities increased by $14.0 million for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in cash provided by our operating activities is primarily due to:

•	a decrease in accounts receivable of $50.7 million primarily due to the timing of sales volumes at the end of the periods;
•	a decrease in inventories and prepaid inventory of $5.7 million primarily due to the timing of purchases;
•	a decrease in gains of derivative activities of $1.2 million due to market changes; and
•	an increase in noncash compensation of $1.0 million due to stock grant activity in the current period;

These amounts were partially offset by:

•	an increase in consolidated net loss of $15.3 million due to lower margins;
•	a decrease in accounts payable and accrued expenses of $10.5 million resulting primarily from the period-over-period timing of payments;
•	a decrease in interest expense added to term debt of $9.5 million; and
•	an increase in prepaid expenses of $9.4 million due to the timing of payments.

Cash used in our Investing Activities

Cash used in our investing activities increased by $2.8 million for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in cash used in our investing activities is primarily due to higher proceeds from cash collateralized letters of credit in 2016 that did not recur in 2017 and lower spending on capital projects associated with our plant improvement initiatives.

Cash provided by our Financing Activities

Cash provided by our financing activities increased by $32.7 million for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in cash provided by our financing activities is primarily due to $13.5 million in proceeds from our issuance of additional senior notes, a $4.3 million increase in proceeds from Kinergy’s line of credit, a $14.2 million reduction in principal payments on term notes and capital leases and $0.7 million in proceeds from warrant and option exercises.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $100.0 million. The credit facility expires on December 31, 2020. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging from 1.50% to 2.00%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of Pacific Ag. Products, LLC, or PAP, as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to $0.5 million per fiscal quarter. PAP, one of our indirect wholly-owned subsidiaries, markets our co-products and also provides raw material procurement services to our subsidiaries.

For all monthly periods in which excess borrowing availability falls below a specified level, Kinergy and PAP must collectively maintain a fixed-charge coverage ratio (calculated as a twelve-month rolling earnings before interest, taxes, depreciation and amortization (EBITDA), subject to certain adjustments, divided by the sum of interest expense, principal payments of indebtedness, indebtedness from capital leases and taxes paid during such twelve-month rolling period) of at least 2.0 and are prohibited from incurring certain additional indebtedness (other than specific intercompany indebtedness). Kinergy’s and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. Kinergy and PAP believe they are in compliance with this covenant. The following table summarizes Kinergy’s financial covenants and actual results for the periods presented (dollars in thousands). For all periods below, Kinergy maintained above the minimum excess availability required; accordingly, the fixed-charge coverage ratio covenant did not apply.

	Three Months Ended June 30,		Years Ended December 31,
	2017	2016	2016	2015
Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	1.97	16.00	7.88	10.02
Excess (deficit)	(0.03)	14.00	5.88	8.02

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2017, Kinergy had an outstanding balance of $55.2 million with additional borrowing availability under the credit facility of $8.5 million.

Pekin Credit Facilities

Pacific Ethanol Pekin, Inc., or PE Pekin, has a $60.5 million term loan facility that matures on August 20, 2021 and a $32.0 million revolving credit facility that matures on February 1, 2022. The PE Pekin credit facilities are secured by a first-priority security interest in all of PE Pekin’s assets. Interest accrues under the PE Pekin credit facilities at an annual rate equal to the 30-day LIBOR plus 4.00%, payable monthly. PE Pekin is required to make quarterly principal payments in the amount of $3.5 million on the term loan beginning on August 20, 2017 and a principal payment of $4.5 million at maturity on August 20, 2021. PE Pekin is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the terms of the credit facilities, PE Pekin is required to maintain working capital of not less than $17.5 million from August 31, 2017 through December 31, 2017 and working capital of not less than $20.0 million from January 1, 2018 and continuing at all times thereafter. In addition, PE Pekin is required to maintain an annual debt coverage ratio of not less than 1.25 to 1.0.

As of June 30, 2017, PE Pekin did not maintain the required working capital under its credit agreements of at least $20.0 million. On August 7, 2017, PE Pekin obtained from its lender a waiver of this covenant violation and is now in compliance with the terms of its loans.

Pacific Aurora Credit Facility

Pacific Aurora maintains a revolving credit facility for up to $30.0 million that matures on February 1, 2022. The credit facility is secured by a first-priority security interest in all of Pacific Aurora’s assets. Borrowing availability under the credit facility automatically declines by $2.5 million on the first day of each June and December beginning on December 1, 2017 through and including December 1, 2020. Interest accrues under the Pacific Aurora credit facility at an annual rate equal to the 30-day LIBOR plus 4.0%, payable monthly. Pacific Aurora is required to pay monthly in arrears a fee on any unused portion of the credit facility at a rate of 0.75% per annum. Prepayment of the credit facility is subject to a prepayment penalty. Under the terms of the credit facility, Pacific Aurora is required to maintain not less than $20.5 million in working capital through July 31, 2017, not less than $24.0 million in working capital after July 31, 2017 and an annual debt coverage ratio of not less than 1.5 to 1.0. At June 30, 2017, Pacific Aurora had no amounts outstanding under the credit facility and $30.0 million available for borrowing under the facility.

Pacific Ethanol, Inc. Notes Payable

We have $68.9 million in aggregate principal amount of senior secured notes that mature on December 15, 2019. Interest on the notes accrues at an annual rate equal to (i) the greater of 1% and the three-month LIBOR, plus 7.0% through December 14, 2017, (ii) the greater of 1% and LIBOR, plus 9% between December 15, 2017 and December 14, 2018, and (iii) the greater of 1% and LIBOR plus 11% between December 15, 2018 and the maturity date. Interest is payable in cash in arrears on the 15th calendar day of each March, June, September and December beginning on March 15, 2017. We are required to pay all outstanding principal and any accrued and unpaid interest on the notes on the maturity date. We may, at our option, prepay the outstanding principal amount of the notes at any time without premium or penalty. Pacific Ethanol, Inc. issued the notes, which are secured by a first-priority security interest in the equity interest held by Pacific Ethanol, Inc. in its wholly-owned subsidiary, PE Op. Co., which indirectly owns our plants located on the West Coast.

Pacific Ethanol Central, LLC Notes Payable

We have $46.9 million in aggregate principal amount of secured notes that mature on January 3, 2019. The notes were issued as part of the purchase price for our acquisition of ICP. Interest on the notes accrues at an annual rate equal to (i) the three-month LIBOR plus 5.0% from July 3, 2017 through October 3, 2017, (ii) LIBOR plus 8% between October 4, 2017 and July 3, 2018, and (iii) LIBOR plus 10% between July 4, 2018 and the maturity date. We are required to pay all outstanding principal and any accrued and unpaid interest on the notes on the maturity date. We may, at our option, prepay the outstanding principal amount of the notes at any time without premium or penalty. Our wholly-owned merger subsidiary issued the notes, to which Pacific Ethanol Central, LLC is also a party, and which are secured by a first priority lien on the ICP assets and a pledge of the equity interests in the merger subsidiary that holds the ICP assets.

Contractual Obligations

There have been no material changes in the six months ended June 30, 2017 to the amounts presented in the table under the “Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2016.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2017 and 2016.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these exchanged-traded contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $0.4 million and gains of $0.8 million related to settled non-designated hedges as the change in the fair values of these contracts for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of June 30, 2017, which may differ materially from actual results, are as follows (in millions):

Commodity	Six Months Ended June 30, 2017 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	406.1	Gallons	$38.7
Corn	83.9	Bushels	$32.9

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At June 30, 2017, all of our long-term debt of $213.6 million was variable-rate in nature. Based on a 100 basis point (1.00%) increase in the interest rate on our long-term debt, pre-tax income for the six months ended June 30, 2017 would be negatively impacted by approximately $1.1 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have incurred significant losses and negative operating cash flow in the past. For the six months ended June 30, 2017 and 2016, and for the year ended December 31, 2015, we incurred consolidated net losses of approximately $23.4 million, $8.1 million and $18.9 million, respectively. For the year ended December 31, 2015, we incurred negative operating cash flows of $26.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

If we fail to integrate successfully the businesses of Pacific Ethanol and Illinois Corn Processing in the expected timeframe our results of operations will be adversely affected.

The success of the ICP acquisition will depend, in large part, on our ability to realize the anticipated benefits from combining the businesses of Pacific Ethanol and ICP. To realize these anticipated benefits, we must successfully integrate the businesses of Pacific Ethanol and ICP. This integration will be complex and time-consuming.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the acquisition.

Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers of either of Pacific Ethanol or ICP deciding not to do business with us;
•	complexities associated with managing the larger, more complex, combined business;
•	integrating personnel;
•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisition; and
•	performance shortfalls as a result of the diversion of management’s attention caused by integrating Pacific Ethanol’s and ICP’s operations.

Our future results will suffer if we do not effectively manage our expanded operations.

Our business following the ICP acquisition is larger than the individual businesses of Pacific Ethanol and ICP prior to the acquisition. Our future success depends, in part, upon our ability to manage our expanded business, which will pose challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, annual net operating synergies, revenue enhancements and other benefits currently anticipated to result from the acquisition.

Our success will depend on relationships with third parties and pre-existing customers of Pacific Ethanol and ICP, which relationships may be affected by customer preferences or public attitudes about the ICP acquisition. Any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

Our success will depend on our ability to maintain and renew business relationships, including relationships with preexisting customers of both Pacific Ethanol and ICP, and to establish new business relationships. There can be no assurance that we will be able to maintain preexisting customer contracts and other business relationships, or enter into or maintain new customer contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition or results of operations.

Business issues faced by Pacific Ethanol or ICP may be imputed to our operations as a whole or to the operations of the other company.

To the extent that Pacific Ethanol or ICP has or is perceived by customers to have operational challenges or other business issues, those challenges or issues may raise concerns by existing customers as to our operations as a whole or as to the operations of the other company, which may limit or impede our ability to maintain relationships with those customers.

We have incurred and will incur significant costs in connection with the ICP acquisition.

We have incurred and expect to incur significant costs associated with the ICP acquisition and combining the operations of Pacific Ethanol and ICP. Although the exact amount of these costs is not yet known, we estimate that these costs will be approximately $1.0 million in the aggregate. In addition, there may be unanticipated costs associated with the integration. Although we expect that the elimination of duplicative costs and other efficiencies may offset incremental transaction and acquisition-related costs over time, these benefits may not be achieved in the near term or at all.

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

If we are unable to attract or retain key personnel, including as a result of the ICP acquisition, our ability to operate effectively may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to operate our business and implement strategies depends, in part, on the efforts of our executive officers and other key personnel. Our future success will depend on, among other factors, our ability to retain our current key personnel and attract and retain qualified future key personnel, particularly executive management. In addition, the success of the ICP acquisition will depend in part on our ability to retain key personnel. It is possible that these personnel might decide not to remain with us now that the acquisition is completed. If these key personnel terminate their employment, our business activities might be adversely affected and management’s attention might be diverted from integrating the businesses of Pacific Ethanol and ICP to recruiting suitable replacement personnel. If we are unable to attract or retain key personnel, our ability to operate effectively may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At June 30, 2017, we had approximately $271.1 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	fluctuations in the market prices of ethanol and its co-products;
•	the cost of key inputs to the production of ethanol, including corn and natural gas;
•	the volume and timing of the receipt of orders for ethanol from major customers;
•	competitive pricing pressures;
•	our ability to timely and cost-effectively produce, sell and deliver ethanol;
•	the announcement, introduction and market acceptance of one or more alternatives to ethanol;
•	changes in market valuations of companies similar to us;
•	stock market price and volume fluctuations generally;
•	the possibility that the anticipated benefits from our acquisition of ICP cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated;
•	regulatory developments or increased enforcement;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	our ability to obtain any necessary financing;
•	our financing activities and future sales of our common stock or other securities; and
•	our ability to maintain contracts that are critical to our operations.

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

The ICP acquisition may not be accretive to, and may instead reduce, our earnings per share, which may negatively affect the market price of our common stock.

Although the ICP acquisition is expected to be accretive to earnings per share, the acquisition may not be accretive to, and may instead reduce, our earnings per share. The expectation that the acquisition will be accretive is based on preliminary estimates that may materially change. All of the risk factors applicable to the ethanol industry and our business as a marketer and producer of ethanol are also be applicable to ICP’s business. In addition, future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than may be expected, including:

•	adverse changes in market conditions;
•	commodity prices for corn, ethanol, specialty alcohols, gasoline and crude oil;
•	production levels;
•	operating results;
•	competitive conditions;
•	laws and regulations affecting the ethanol and specialty alcohol businesses;
•	capital expenditure obligations; and
•	general economic conditions.

Any decrease or delay of any accretion to our earnings per share, or any reduction in our earnings pre share, as a result of our ICP acquisition could cause the price of our common stock to decline.

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

At June 30, 2017, we had approximately $271.1 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

For each of the three months ended June 30, 2017 and 2016, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description (**)
10.1	Agreement and Plan of Merger, dated June 26, 2017, by and among Pacific Ethanol Central, LLC, ICP Merger Sub, LLC, Illinois Corn Processing, LLC, Illinois Corn Processing Holdings Inc., and MGPI Processing, Inc.
10.2	Note Purchase Agreement, dated June 26, 2017, by and among Pacific Ethanol, Inc. and the Investors identified therein
10.3	Consent of Holders and Amendment of Senior Secured Notes, dated June 26, 2017, by and among the Investors and the other holders identified therein
10.4	Form of Senior Note for an aggregate principal amount of $13,948,078 issued on June 30, 2017 pursuant to the Note Purchase Agreement, dated June 26, 2017, by and among Pacific Ethanol, Inc. and the Investors party thereto
10.5	First Amendment to Security Agreement, dated June 30, 2017, by and among Pacific Ethanol, Inc., Cortland Capital Market Services LLC and the Investors and other parties identified therein
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)
____________________

(*)	Filed herewith.

(**)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: August 9, 2017	By: /S/ BRYON T. MCGREGOR
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

