Form 10-Q
period 2017-09-30
Pacific Ethanol, Inc.
filed 2017-11-09
CIK 778164

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-21467

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

Yes ☐ No ☒

As of November 8, 2017, there were 43,970,775 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 896 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$56,923	$68,590
Accounts receivable, net (net of allowance for doubtful accounts of $18 and $331, respectively)	72,282	86,275
Inventories	71,819	60,070
Prepaid inventory	5,622	9,946
Income tax receivables	129	5,730
Derivative instruments	3,017	978
Other current assets	3,026	3,612
Total current assets	212,818	235,201

Property and equipment, net	509,369	465,190

Other Assets:
Intangible assets, net	2,678	2,678
Other assets	5,785	5,169
Total other assets	8,463	7,847

Total Assets	$730,650	$708,238

_______________

*       Amounts derived from the audited consolidated financial statements for the year ended December 31, 2016.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	September 30,	December 31,
	2017	2016
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$41,178	$37,051
Accrued liabilities	22,245	20,280
Current portion – capital leases	799	794
Current portion – long-term debt	20,000	10,500
Derivative instruments	2,755	4,115
Accrued PE Op Co. purchase	3,828	3,828
Other current liabilities	1,591	2,273
Total current liabilities	92,396	78,841

Long-term debt, net of current portion	220,304	188,028
Capital leases, net of current portion	134	547
Warrant liabilities at fair value	–	651
Other liabilities	20,915	21,910

Total Liabilities	333,749	289,977

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized;
Series A: 1,684 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016;	–	–
Series B: 1,581 shares authorized; 927 shares issued and outstanding as of September 30, 2017 and December 31, 2016; liquidation preference of $18,075 as of September 30, 2017	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 43,971 and 39,772 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	44	40
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 and 3,540 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	–	4
Additional paid-in capital	926,248	922,698
Accumulated other comprehensive loss	(2,620)	(2,620)
Accumulated deficit	(554,858)	(532,233)
Total Pacific Ethanol, Inc. Stockholders’ Equity	368,815	387,890
Noncontrolling interests	28,086	30,371
Total Stockholders’ Equity	396,901	418,261
Total Liabilities and Stockholders’ Equity	$730,650	$708,238

_______________

*       Amounts derived from the audited consolidated financial statements for the year ended December 31, 2016.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$445,442	$417,806	$1,236,984	$1,183,039
Cost of goods sold	433,377	411,442	1,229,039	1,157,902
Gross profit	12,065	6,364	7,945	25,137
Selling, general and administrative expenses	8,720	5,971	22,932	20,436
Income (loss) from operations	3,345	393	(14,987)	4,701
Fair value adjustments	–	(69)	473	(53)
Interest expense, net	(3,826)	(3,874)	(9,157)	(16,643)
Other income (expense), net	(60)	32	(293)	92
Loss before provision (benefit) for income taxes	(541)	(3,518)	(23,964)	(11,903)
Provision (benefit) for income taxes	–	–	–	(245)
Consolidated net loss	(541)	(3,518)	(23,964)	(11,658)
Net loss attributed to noncontrolling interests	339	–	2,285	–
Net loss attributed to Pacific Ethanol, Inc.	$(202)	$(3,518)	$(21,679)	$(11,658)
Preferred stock dividends	$(319)	$(319)	$(946)	$(949)
Net loss available to common stockholders	$(521)	$(3,837)	$(22,625)	$(12,607)
Net loss per share, basic and diluted	$(0.01)	$(0.09)	$(0.53)	$(0.30)
Weighted-average shares outstanding, basic and diluted	42,475	42,226	42,358	42,156

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Consolidated net loss	$(23,964)	$(11,658)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles	28,486	26,526
Interest expense added to term debt	–	9,451
Fair value adjustments	(473)	53
Amortization of debt discount	454	930
Amortization of deferred financing fees	339	97
Non-cash compensation	2,985	1,888
Loss (gain) on derivative instruments	836	(1,669)
Bad debt expense	4	325
Changes in operating assets and liabilities, net of effects from acquisition of ICP:
Accounts receivable	25,625	(7,803)
Inventories	(1,891)	(4,168)
Prepaid expenses and other assets	2,197	5,503
Prepaid inventory	4,397	(1,657)
Accounts payable and accrued expenses	(3,995)	(2,789)
Net cash provided by operating activities	35,000	15,029

Investing Activities:
Additions to property and equipment	(12,348)	(14,045)
Purchase of ICP, net of cash acquired	(28,921)	–
Proceeds from cash collateralized letters of credit	–	4,113
Net cash used in investing activities	(41,269)	(9,932)

Financing Activities:
Net (payments) proceeds from Kinergy’s line of credit	(5,889)	2,913
Proceeds from ICP credit facilities	42,000	–
Proceeds from assessment financing	1,144	1,020
Net proceeds from notes	13,530	–
Payments for debt issuance costs	(924)	–
Principal payments on borrowings	(54,927)	(17,003)
Payments on capital leases	(588)	(3,151)
Proceeds from exercise of warrants and options	1,202	–
Preferred stock dividends paid	(946)	(949)
Net cash used in financing activities	(5,398)	(17,170)

Net decrease in cash and cash equivalents	(11,667)	(12,073)

Cash and cash equivalents at beginning of period	68,590	52,712
Cash and cash equivalents at end of period	$56,923	$40,639

Supplemental Cash Flow Information:
Interest paid	$8,291	$7,256
Income tax refunds received	$5,601	$4,784
Noncash financing and investing activities:
Issuance of notes payable for acquisition of ICP	$46,927	$–
Reclass of warrant liability to equity upon warrant exercises	$178	$–

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries (collectively, the “Company”), including its wholly-owned subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”), PE Op Co., a Delaware corporation (“PE Op Co.”) and eight of the Company’s ethanol production facilities. The Company’s acquisition of Illinois Corn Processing, LLC (“ICP”) was consummated on July 3, 2017, and as a result, the Company’s consolidated financial statements include the results of ICP commencing July 3, 2017 and all other periods presented exclude the results of ICP prior to that date. See Note 2 – Acquisition of ICP.

On December 15, 2016, the Company and Aurora Cooperative Elevator Company, a Nebraska cooperative corporation (“ACEC”), closed a transaction under a contribution agreement under which the Company contributed its Aurora, Nebraska ethanol facilities and ACEC contributed its Aurora grain elevator and related grain handling assets to Pacific Aurora, LLC (“Pacific Aurora”) in exchange for equity interests in Pacific Aurora. On December 15, 2016, concurrently with the closing under the contribution agreement, the Company sold a portion of its equity interest in Pacific Aurora to ACEC. As a result, as of December 15, 2016 and through September 30, 2017, the Company owned 73.93% of Pacific Aurora and ACEC owned 26.07% of Pacific Aurora. The Company consolidates 100% of the results of Pacific Aurora and records ACEC’s 26.07% equity interest as noncontrolling interests in the accompanying financial statements.

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

The Company has production capacity of 605 million gallons per year, markets, on an annualized basis, nearly 1.0 billion gallons of ethanol, and produces, on an annualized basis, over 2.5 million tons of co-products such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, dried yeast and CO2. The Company’s five ethanol plants in the Midwest (together with their respective holding companies, the “Pacific Ethanol Central Plants”) are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains from these facilities in the Midwest, and barges from its Pekin, Illinois plants, allows for greater access to international markets.

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

Of the accounts receivable balance, approximately $57,237,000 and $64,853,000 at September 30, 2017 and December 31, 2016, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $18,000 and $331,000 as of September 30, 2017 and December 31, 2016, respectively. The Company recorded a bad debt expense of $2,000 and $39,000 for the three months ended September 30, 2017 and 2016, respectively. The Company recorded a bad debt expense of $4,000 and $325,000 for the nine months ended September 30, 2017 and 2016, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Provision for Income Taxes – The Company recognized no tax benefit for the three and nine months ended September 30, 2017 due to the uncertainty of using its tax losses to offset future taxable income. The Company recognized a tax benefit of $0.2 million for the nine months ended September 30, 2016, as the Company has finalized certain of its tax returns. The Company applied a valuation allowance against the amount of deferred tax losses from the periods. To the extent the Company believes it can utilize these losses, it will adjust its provision (benefit) for income taxes accordingly in future periods.

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

In May 2014, the FASB issued new guidance (“ASC 606”) on the recognition of revenue. ASC 606 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued further revenue recognition guidance amending principal vs. agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

The provisions of ASC 606 include a five-step process by which an entity will determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which an entity expects to be entitled in exchange for those goods or services. ASC 606 requires the Company to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies the performance obligation.

The Company will adopt ASC 606 on January 1, 2018. The Company is currently in the process of completing an evaluation of the new requirements, under ASC 606, on each of its major revenue types. The Company’s initial preliminary assessment indicates that ASC 606 will not materially change the way the Company accounts for its contracts with its customers, which will continue to be recognized at a point in time. The Company anticipates finalizing its assessment of the financial impact of ASC 606 during the fourth quarter of 2017 and anticipates adopting the new guidance using the modified retrospective transition method.

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

2.	ACQUISITION OF ICP.

On June 26, 2017, the Company, through its wholly-owned direct and indirect subsidiaries PE Central, and ICP Merger Sub, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of PE Central (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ICP, Illinois Corn Processing Holdings Inc. (“ICPH”) and MGPI Processing, Inc. (together with ICPH, the “Sellers”) to acquire 100% of the equity interests of ICP. The acquisition of ICP under the Merger Agreement was closed on July 3, 2017. At the closing, Merger Sub merged with and into ICP (the “Merger”), and ICP continues as the surviving corporation of the Merger and as a wholly-owned direct subsidiary of PE Central and a wholly-owned indirect subsidiary of the Company.

Upon closing and under the terms of the Merger Agreement, Merger Sub (i) paid to the Sellers $30,000,000 in cash, and (ii) issued to the Sellers secured promissory notes in the aggregate principal amount of approximately $46,927,000 (the “Seller Notes”). The Seller Notes were secured by a first priority lien on the assets of ICP and a pledge of the membership interests of ICP.

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

The Company has recognized the following allocation of the purchase price at fair values. The following fair value allocation for all assets and liabilities is provisional and incomplete as the Company is in the process of completing its valuation of the assets acquired and liabilities assumed, most significantly its valuation of property and equipment, sellers notes and any income tax impact. The fair value of property and equipment is based on the Company’s draft valuations, and represents its best estimates at the time of the filing of this report. The Company expects to conclude its valuations during the fourth quarter of 2017. Preliminarily, no intangible assets or liabilities have been estimated due to ICP’s contracts being materially close to market prices. A final valuation may include either an asset or liability associated with any material out-of-market contract positions. Based upon these assumptions, the preliminary purchase price consideration allocation is as follows (in thousands):

Cash and equivalents	$1,079
Accounts receivable	11,636
Inventories	9,858
Other current assets	907
Total current assets	23,480
Property and equipment	60,497
Other assets	328
Total assets acquired	$84,305

Accounts payable, trade	$5,683
Other current liabilities	1,486
Total current liabilities	7,169
Other non-current liabilities	209
Total liabilities assumed	$7,378

Net assets acquired	$76,927
Estimated goodwill	$–
Total purchase price	$76,927

The contractual amount due on the accounts receivable acquired was $11.6 million, all of which is expected to be collectible. Any changes to the initial estimates of the fair value of the acquired assets and assumed liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill if the net assets acquired are less than the purchase price. If the net assets acquired exceed the purchase price, the residual amount will result in a bargain purchase gain.

The following table presents unaudited pro forma combined financial information assuming the acquisition occurred on January 1, 2016.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016

Revenues – pro forma	$461,825	$1,315,046	$1,317,243
Net loss – pro forma	$(3,302)	$(27,145)	$(10,110)
Diluted net income (loss) per share – pro forma	$(0.08)	$(0.64)	$(0.24)
Diluted weighted-average shares – pro forma	42,226	42,358	42,156

For the three and nine months ended September 30, 2017, ICP contributed $38.2 million in net revenues and $1.4 million in pre-tax income. For the three and nine months ended September 30, 2017, the Company recorded approximately $0.3 million in costs associated with the ICP acquisition. These costs are reflected in selling, general and administrative expenses on the Company’s consolidated statements of operations.

3.	SEGMENTS.

The Company reports its financial and operating performance in two segments: (1) ethanol production, which includes the production and sale of ethanol, specialty alcohols and co-products, with all of the Company’s production facilities aggregated, and (2) marketing and distribution, which includes marketing and merchant trading for Company-produced ethanol, specialty alcohols and co-products and third-party ethanol.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Sales
Ethanol Production:
Net sales to external customers	$304,812	$266,299	$804,012	$767,171
Intersegment net sales	639	306	1,138	829
Total ethanol production net sales	$305,451	$266,605	$805,150	$768,000

Marketing and distribution:
Net sales to external customers	$140,630	$151,507	$432,972	$415,868
Intersegment net sales	2,334	2,018	6,135	5,861
Total marketing and distribution net sales	142,964	153,525	439,107	421,729
Intersegment eliminations	(2,973)	(2,324)	(7,273)	(6,690)
Net sales as reported	$445,442	$417,806	$1,236,984	$1,183,039

Cost of goods sold:
Ethanol production	$292,743	$262,964	$797,277	$759,210
Marketing and distribution	142,303	153,406	437,110	412,225
Intersegment eliminations	(1,669)	(4,928)	(5,348)	(13,533)
Cost of goods sold as reported	$433,377	$411,442	$1,229,039	$1,157,902

Income (loss) before provision for income taxes:
Ethanol production	$2,638	$(2,903)	$(15,981)	$(19,171)
Marketing and distribution	(757)	(1,524)	(2,043)	4,654
Corporate activities	(2,422)	909	(5,940)	2,614
	$(541)	$(3,518)	$(23,964)	$(11,903)

Depreciation and amortization:
Ethanol production	$9,841	$8,631	$27,703	$25,839
Marketing and distribution	–	–	–	3
Corporate activities	238	226	783	684
	$10,079	$8,857	$28,486	$26,526
Interest expense:
Ethanol production	$1,850	$3,521	$4,061	$15,600
Marketing and distribution	342	353	952	1,043
Corporate activities	1,634	–	4,144	–
	$3,826	$3,874	$9,157	$16,643

The following table sets forth the Company’s total assets by operating segment (in thousands):

	September 30, 2017	December 31, 2016
Total assets:
Ethanol production	$596,928	$542,688
Marketing and distribution	129,294	146,356
Corporate assets	4,428	19,194
	$730,650	$708,238

4.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, corn, co-products, Low-Carbon Fuel Standard (“LCFS”) credits and unleaded fuel, and are valued at the lower of cost and net realizable value, with cost determined on a first-in, first-out basis.

Inventory balances consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$46,314	$33,773
Work in progress	9,637	7,092
Raw materials	8,401	6,571
LCFS credits	5,892	10,926
Other	1,575	1,708
Total	$71,819	$60,070

5.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2017 and 2016, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $483,000 and gains of $859,000 as the changes in the fair values of these contracts for the three months ended September 30, 2017 and 2016, respectively. The Company recognized losses of $836,000 and gains of $1,669,000 as the changes in the fair values of these contracts for the nine months ended September 30, 2017 and 2016, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments are as follows (in thousands):

	As of September 30, 2017
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Derivative instruments	$3,017	Derivative instruments	$2,755

	As of December 30, 2016
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Derivative instruments	$978	Derivative instruments	$4,115

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2017	2016
Commodity contracts	Cost of goods sold	$(1,576)	$2,242

		Unrealized Gains (Losses)
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2017	2016
Commodity contracts	Cost of goods sold	$1,093	$(1,383)

		Realized Gains (Losses)
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2017	2016
Commodity contracts	Cost of goods sold	$(4,495)	$2,152

		Unrealized Gains (Losses)
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2017	2016
Commodity contracts	Cost of goods sold	$3,659	$(483)

6.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Kinergy line of credit	$43,973	$49,862
Pekin term loan	57,000	64,000
Pekin revolving loan	32,000	32,000
ICP term loan	24,000	–
ICP revolving loan	18,000	–
Pacific Aurora line of credit	–	1,000
Parent notes payable	68,948	55,000
	243,921	201,862
Less unamortized debt discount	(1,590)	(1,626)
Less unamortized debt financing costs	(2,027)	(1,708)
Less short-term portion	(20,000)	(10,500)
Long-term debt	$220,304	$188,028

Kinergy Operating Line of Credit – On August 2, 2017, Kinergy increased its revolving line of credit from $85 million to $100 million. As of September 30, 2017, Kinergy had additional borrowing availability under its credit facility of $22,410,000.

Changes to Pekin Credit Facilities — On August 7, 2017, PE Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 25 basis points to an annual rate equal to the 30-day LIBOR plus 4.00%. PE Pekin and its lender also agreed that PE Pekin is required to maintain working capital of not less than $17.5 million from August 31, 2017 through December 31, 2017 and working capital of not less than $20.0 million from January 1, 2018 and continuing at all times thereafter. In addition, the required Debt Service Coverage Ratio was reduced to 0.15 to 1.00 for the fiscal year ending December 31, 2017.

ICP Credit Facilities — On September 15, 2017, ICP, Compeer Financial, PCA (“Lender”), and CoBank, ACB (“Agent”) entered into a Credit Agreement (“ICP Credit Agreement”). Under the ICP Credit Agreement, the Lender agreed to extend to ICP a term loan in the amount of $24,000,000 and a revolving loan in an amount of up to $18,000,000.

Under the term loan, ICP is to use the proceeds of the loan to refinance the Seller Notes. ICP is to make amortizing principal payments in sixteen equal consecutive quarterly installments of $1,500,000 each until September 20, 2021, at which time the entire remaining balance is due and payable. Interest on the unpaid principal amount of the term loan accrues at a rate equal to 3.75% plus the one-month LIBOR index rate.

Under the revolving loan, ICP is to use the proceeds of the revolving term facility to refinance the Seller Notes and for ICP’s working capital needs. The revolving loan matures on September 1, 2022. The revolving loan gives ICP the right, in ICP’s sole discretion, to permanently reduce from time to time the revolving term commitment in increments of $500,000 by giving the Agent ten days prior written notice.

The revolving loan requires ICP to pay the Agent a nonrefundable commitment fee equal to 0.75% per annum multiplied by the average daily positive difference between the amounts of (i) the revolving term commitment, minus (ii) the aggregate principal amount of all loans outstanding under the revolving loan. Interest on the unpaid principal amount of the loan accrues, pursuant to ICP’s election of the LIBOR Index Option, at a rate equal to 3.75% plus the one-month LIBOR index rate.

Under the terms of the credit facilities, ICP is required to maintain working capital of not less than $8.0 million. In addition, ICP is required to maintain an annual debt coverage ratio of not less than 1.5 to 1.0 beginning for the year ending December 31, 2018.

Changes to Pacific Aurora Credit Facility — On September 1, 2017, Pacific Aurora and its lender agreed that Pacific Aurora is required to maintain working capital of not less than $18.0 million from September 30, 2017 through February 28, 2018 and working capital of not less than $20.0 million from March 1, 2018 and continuing at all times thereafter. In addition, the required Debt Service Coverage Ratio was reduced to 0.00 to 1.00 for the fiscal year ending December 31, 2017 and 1.50 to 1.00 for the fiscal year ending December 31, 2018.

Parent Notes Payable – On June 26, 2017, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with five accredited investors (the “Investors”) and a related Consent of Holders and Amendment of Senior Secured Notes with the Investors and holders of the Company’s senior secured notes issued on December 15, 2016 (“Prior Senior Notes”). On June 30, 2017, under the terms of the Note Purchase Agreement, the Company sold $13,948,000 in aggregate principal amount of its senior secured notes (the “Senior Notes”) to the Investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the Senior Notes sold. Upon issuance, the Company recorded $418,000 in unamortized debt discount.

Distribution Restrictions – At September 30, 2017, there were $305,660,000 of net assets of the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

7.	WARRANTS AND STOCK OPTIONS.

Warrant and Option Exercises – During the nine months ended September 30, 2017, certain holders exercised warrants and options and received an aggregate of 201,000 shares of the Company’s common stock upon payment of an aggregate of $1,201,000 in cash. There were no warrants or options exercised during the three months ended September 30, 2017 and the three and nine months ended September 30, 2016. As of September 30, 2017, there were no warrants outstanding for which we account using fair value methodologies; accordingly, no fair value adjustments will be made in future periods relating to currently outstanding warrants.

8.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2017, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 224,150,000 gallons of ethanol as of September 30, 2017 and open fixed-price ethanol sales contracts totaling $53,672,000 as of September 30, 2017. The Company had open fixed-price co-product sales contracts totaling $30,375,000 and open indexed-price co-product sales contracts for 16,000 tons as of September 30, 2017. These sales contracts are scheduled to be completed through 2018.

Purchase Commitments – At September 30, 2017, the Company had indexed-price purchase contracts to purchase 20,050,000 gallons of ethanol and fixed-price purchase contracts to purchase $9,476,000 of ethanol from its suppliers. The Company had $11,000,000 of fixed-price corn purchase contracts and basis contracts with its suppliers as of September 30, 2017. These purchase commitments are scheduled to be satisfied through 2018.

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

The Company assumed certain legal matters which were ongoing at July 1, 2015, the date of the Company’s acquisition of Aventine Renewable Energy Holdings, Inc (“PE Central”). Among them were lawsuits between Aventine Renewable Energy, Inc. (now known as Pacific Ethanol Pekin, LLC, or “PE Pekin”) and Glacial Lakes Energy, Aberdeen Energy and Redfield Energy, together, the “Defendants,” in which PE Pekin sought damages for breach of termination agreements that wound down ethanol marketing arrangements between PE Pekin and each of the Defendants. In February and March 2017, the Company and the Defendants entered into settlement agreements and the Defendants paid in cash to the Company $3.9 million in final resolution of these matters. The Company did not assign any value to the claims against the Defendants in its accounting for the Aventine acquisition as of July 1, 2015. The Company recorded a gain, net of legal fees, of $3.6 million upon receipt of the cash settlement and recognized the gain in selling, general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2017.

9.	PENSION AND RETIREMENT BENEFIT PLANS.

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

The Company’s net periodic Retirement Plan costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest cost	$98	$172	$293	$516
Service cost	188	56	563	168
Expected return on plan assets	(169)	(199)	(506)	(597)
Net periodic expense	$117	$29	$350	$87

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

The Company’s net periodic Postretirement Plan costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest cost	$21	$35	$63	$105
Service cost	50	12	150	36
Amortization of (gain) loss	33	–	99	–
Net periodic expense	$104	$47	$312	$141

10.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, as follows:

•	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

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

The following table summarizes recurring fair value measurements by level at September 30, 2017 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$3,017	$3,017	$–	$–
	$3,017	$3,017	$–	$–

Liabilities:
Warrants	$–	$–	$–	$–
Derivative instruments	(2,755)	(2,755)	–	–
	$(2,755)	$(2,755)	$–	$–

The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Balance, December 31, 2016	$651
Exercised warrants	(178)
Adjustments to fair value for the period	(473)
Balance, September 30, 2017	$–

11.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2017
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(202)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(521)	42,475	$(0.01)

	Three Months Ended September 30, 2016
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(3,518)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(3,837)	42,226	$(0.09)

	Nine Months Ended September 30, 2017
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(21,679)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss available to common stockholders	$(22,625)	42,358	$(0.53)

	Nine Months Ended September 30, 2016
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(11,658)
Less: Preferred stock dividends	(949)
Basic and diluted loss per share:
Loss available to common stockholders	$(12,607)	42,156	$(0.30)

There were an aggregate of 688,000 and 737,000 potentially dilutive weighted-average shares from the Company’s warrants and shares of Series B Cumulative Convertible Preferred Stock outstanding for the three and nine months ended September 30, 2017, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three and nine months ended September 30, 2017, as their effect would have been anti-dilutive.

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

Recent Development

On July 3, 2017, we completed our acquisition of Illinois Corn Processing LLC, or ICP, under the terms of an Agreement and Plan of Merger dated as of June 26, 2017 by and among Pacific Ethanol Central, LLC, ICP Merger Sub, LLC, Illinois Corn Processing Holdings Inc., MGPI Processing, Inc., and ICP. ICP is a 90 million gallon per year fuel and industrial alcohol manufacturing, storage and distribution facility located on the Illinois River adjacent to our facilities in Pekin, Illinois. ICP produces fuel-grade ethanol, beverage and industrial-grade alcohol, dry distillers grain with solubles, or DDGS, and corn oil. ICP’s facility has direct access to end-markets via barge, rail and truck. We acquired ICP for $76.9 million, of which $30.0 million was paid in cash and $46.9 million was paid through the issuance of non-amortizing secured promissory notes, which have been subsequently repaid.

Our acquisition of ICP adds 90 million gallons per year of production capacity, diversifies fuel ethanol production with high-value beverage and industrial grade alcohol, and expands Pacific Ethanol’s domestic and international distribution channels. Two-thirds of ICP’s production is currently dedicated to producing high-quality, premium-priced alcohol products for the beverage and industrial markets. The consolidation of the ICP facility with our two Pekin, Illinois plants is expected to integrate the Pekin site into a unique combination of technologies and products with a combined operating capacity of 250 million gallons per year. We expect the acquisition will yield approximately $4.5 million in annual cost savings over the twelve month period following the acquisition, including economies of scale in purchasing power, managing grain supply and transportation costs for DDG and ethanol. The acquisition is immediately accretive to earnings. We believe the acquisition will have a continued positive impact on our earnings as ICP’s beverage and industrial grade alcohol products are priced at a premium to fuel ethanol.

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

We produce ethanol co-products at our production facilities such as wet distillers grains, or WDG, DDGS, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, dried yeast and CO2.

Marketing Segment

We market ethanol, specialty alcohols and co-products produced by our facilities and market ethanol produced by third parties. We have extensive customer relationships throughout the Western and Midwestern United States. Our ethanol customers are integrated oil companies and gasoline marketers who blend ethanol into gasoline. Our customers depend on us to provide a reliable supply of ethanol, and manage the logistics and timing of delivery with very little effort on their part. Our customers collectively require ethanol volumes in excess of the supplies we produce at our production facilities. We secure additional ethanol supplies from third-party plants in California and other third-party suppliers in the Midwest where a majority of ethanol producers are located. We arrange for transportation, storage and delivery of ethanol purchased by our customers through our agreements with third-party service providers in the Western United States as well as in the Midwest from a variety of sources.

We market our distillers grains and other feed co-products to dairies and feedlots, in many cases located near our ethanol plants. These customers use our feed co-products for livestock as a substitute for corn and other sources of starch and protein. We sell our corn oil to poultry and biodiesel customers. We do not market co-products from other ethanol producers.

See “Note 3 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Outlook

Our results for the third quarter reflect an improved margin environment and the benefits of our acquisition of ICP. Despite a slow start, margins improved throughout the quarter with September producing the best financial results driven by higher ethanol sales prices and lower corn costs. Our results also reflect increased production gallons sold in the third quarter predominately from increased volumes from our recently acquired ICP facility.

Thus far in the fourth quarter we are off to a similarly slow start with overall lower production margins compared to the third quarter due to elevated production volumes and high industry-wide ethanol inventories. However, we expect ethanol demand to remain strong and continue to grow given continued strong gasoline demand and as domestic markets blend at ethanol levels above 10% and international markets grow to meet carbon targets and the higher demand for octane. The United States remains the lowest-cost source of ethanol for export and we continue to expect record ethanol export levels for 2017 and additional export growth in 2018. Ethanol is the lowest-cost source of octane in the world and, at current prices, ethanol is the lowest-cost source of liquid transportation fuel. Although we are cautious on the fourth quarter, we believe that the above factors will support an improved ethanol supply and demand balance in 2018.

On the regulatory front, the Environmental Protection Agency, or EPA, recently renewed its commitment to the renewable fuels program. In a letter to several U.S. Senators confirming his support for the Renewable Fuel Standard, or RFS, EPA chief Scott Pruitt stated that preliminary analysis suggests setting final Renewable Volume Obligation, or RVO, levels for 2018 at or above the proposed levels by the statutory deadline of November 30, 2017; that the EPA would soon finalize a decision to deny the request to change the point of obligation for Renewable Identification Numbers, or RINs; that the EPA will not pursue regulations amending the RFS to allow ethanol exports to generate RINs; and that the EPA is exploring its authority to remove artificial barriers to the year-round use of E15 fuel. We are pleased and encouraged by the EPA’s message and optimistic that the final RVO for 2018 will demonstrate the EPA’s commitment to growing the renewable fuels market.

Our 3.5 megawatt cogeneration system at our Stockton plant is on track to reach full capacity in the coming weeks. The system will convert process waste gas and natural gas into electricity and steam, reducing energy costs by up to $4.0 million per year and lowering air emissions.

We implemented an industrial scale membrane system at our Madera facility that separates water from ethanol during the plant’s dehydration process. The system is operating well and we expect a positive impact on energy savings, operating performance and our carbon intensity score. We are realizing energy savings of a 5% reduction in natural gas costs at the plant. Overall, we estimate the operating efficiencies, energy savings and carbon premium combined will total approximately $1.0 million annually at current market rates. The membrane system also improves operations during hot weather, yielding greater output, and it contributes to lowering our carbon intensity score. We have submitted for a new Low-Carbon Fuel Standard pathway with the California Air Resources Board and we continue to evaluate installation of membrane systems at our other plants.

We continue to produce cellulosic ethanol at our Stockton plant and we are on track to begin commercial production of cellulosic ethanol at our Madera plant this quarter. We have filed for approval from the EPA to produce D3 RINs at our Madera and Magic Valley plants. We expect EPA approval to produce D3 RINs at both facilities by early 2018, at which point three of our plants will be producing cellulosic ethanol from corn fiber. Although there are some risks around the market for advanced biofuels and the EPA is reluctant to enhance the statutory targets through regulation, we believe cellulosic ethanol from corn fiber will continue to spread throughout our production platform and the industry as a whole.

Also at our Madera facility, we remain on schedule to begin full-scale operation of our 5 megawatt solar photovoltaic power system in early 2018. We expect the system to reduce our utility costs by over $1.0 million annually and lower our carbon score.

Our integration of ICP is progressing very well and we anticipate annualized savings of $4.5 million over the next nine months, predominately from reduced operating and logistical costs as well as savings due to efficiencies in selling, general and administrative expense items. Our integration of personnel, and information technology and accounting services is effectively complete. We have begun internalizing logistical and storage services which we expect will accelerate and result in material benefits to our financial results in the coming quarters.

Our initial budget for capital projects in 2017 totaled $46.0 million, including $16.0 million in previously announced projects such as the completion of our Stockton cogeneration system, production of cellulosic ethanol at our Madera facility and our solar project. For the third quarter, we incurred $6.1 million in capital expenditures, bringing our nine-month total to $12.3 million. We expect that full-year capital expenditures will be less than $20.0 million. We intend to use the balance of budgeted uncommitted capital expenditure funds for investment opportunities in projects that produce the highest near-term return. Our capital expenditure budget does not include potential capital improvement projects at our ICP facilities. We expect to provide information regarding our capital expenditure projects for these facilities in the coming months.

We plan to continue to leverage our diverse base of production and marketing assets to advance our position and significantly increase market share as a leading producer and marketer of low-carbon renewable fuels and high-quality alcohol products in the United States. We also intend to continue to evaluate and invest in plant improvement and other initiatives to increase production and operating efficiencies, diversify products and revenues, improve our carbon scores and improve our plant profitability.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Variance	2017	2016	Variance
Production gallons sold (in millions)	141.8	125.5	13.0%	374.0	360.9	3.6%
Third party gallons sold (in millions)	108.2	118.2	(8.5)%	335.2	322.6	3.9%
Total gallons sold (in millions)	250.0	243.7	2.6%	709.2	683.5	3.8%

Production capacity utilization	93%	96%	(3.1)%	91%	92%	(1.1)%

Average ethanol sales price per gallon	$1.69	$1.62	4.3%	$1.66	$1.63	1.8%
Corn cost per bushel – CBOT equivalent	$3.69	$3.58	3.1%	$3.67	$3.70	(0.8)%
Average basis (1)	$0.11	$0.25	(56.0)%	$0.21	$0.27	(22.2)%
Delivered cost of corn	$3.80	$3.83	(0.8)%	$3.88	$3.97	(2.3)%

Total co-product tons sold (in thousands)	803.4	702.1	14.4%	2,223.2	2,050.3	8.4%
Co-product revenues as % of delivered cost of corn(2)	34.0%	35.7%	(4.8)%	34.2%	35.3%	(3.1)%
Average CBOT ethanol price per gallon	$1.55	$1.49	4.0%	$1.54	$1.49	3.4%
Average CBOT corn price per bushel	$3.59	$3.31	8.5%	$3.64	$3.77	3.4%

______________

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent

Net sales	$445,442	$417,806	$27,636	6.6%	$1,236,984	$1,183,039	$53,945	4.6%
Cost of goods sold	433,377	411,442	21,935	5.3%	1,229,039	1,157,902	71,137	6.1%
Gross profit	$12,065	$6,364	$5,701	89.6%	$7,945	$25,137	$(17,192)	(68.4)%
Percentage of net sales	2.7%	1.5%			0.6%	2.1%

Net Sales

The increase in our net sales for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was primarily due to an increase in our average sales price per gallon and an increase in our production gallons sold, predominately from increased volumes attributed to our recently acquired ICP facility.

Three Months Ended September 30, 2017

On a consolidated basis, our average sales price per gallon increased 4.3% to $1.69 for the three months ended September 30, 2017 compared to our average sales price per gallon of $1.62 for the same period in 2016. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, increased 4.0% to $1.55 for the three months ended September 30, 2017 as compared to the average CBOT ethanol price per gallon of $1.49 for the same period in 2016.

Production Segment

Net sales of ethanol from our production segment increased by $33.3 million, or 17%, to $234.5 million for the three months ended September 30, 2017 as compared to $201.2 million for the same period in 2016. Our total volume of production ethanol gallons sold increased by 16.3 million gallons, or 13%, to 141.8 million gallons for the three months ended September 30, 2017 as compared to 125.5 million gallons for the same period in 2016. Our production segment’s average sales price per gallon increased 3.1% to $1.65 for the three months ended September 30, 2017 compared to our production segment’s average sales price per gallon of $1.60 for the same period in 2016. At our average sales price per gallon of $1.65 for the three months ended September 30, 2017, we realized additional net sales of $27.0 million from our production segment from the 16.3 million additional gallons of produced ethanol sold in the three months ended September 30, 2017 as compared to the same period in 2016. The increase of $0.05 in our average sales price per gallon for the three months ended September 30, 2017 as compared to the same period in 2016 improved our net sales of ethanol from our production segment by $6.3 million.

Net sales of co-products increased $5.3 million, or 8%, to $70.4 million for the three months ended September 30, 2017 as compared to $65.1 million for the same period in 2016. Our total volume of co-products sold increased by 101.3 thousand tons, or 14%, to 803.4 thousand tons for three months ended September 30, 2017 from 702.1 thousand tons for the same period in 2016. At our average sales price per ton of $87.57 for the three months ended September 30, 2017, we generated $8.9 million in additional net sales from the 101.3 thousand tons of additional co-products sold in the three months ended September 30, 2017 as compared to the same period in 2016. The decrease of $5.15, or 6%, in our average sales price per ton for the three months ended September 30, 2017 as compared to the same period in 2016 reduced net sales of co-products by $3.6 million.

Marketing Segment

Net sales of ethanol from our marketing segment decreased by $10.9 million, or 7%, to $140.6 million for the three months ended September 30, 2017 as compared to $151.5 million for the same period in 2016. Our total volume of ethanol gallons sold by our marketing segment increased by 6.3 million gallons, or 3%, to 250.0 million gallons for the three months ended September 30, 2017 as compared to 243.7 million gallons for the same period in 2016. Our additional production gallons sold accounted for 16.3 million gallons of this increase, partially offset by a reduction in our third-party gallons sold of 10.0 million gallons.

The increase in production gallons sold by our marketing segment resulted in an increase of $0.1 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon increased $0.05, or 3%, to $1.70 for the three months ended September 30, 2017 as compared to $1.65 for the same period in 2016. At our average sales price per gallon of $1.70 for the three months ended September 30, 2017, we realized a reduction of $17.0 million in net sales from our marketing segment from the 10.0 million gallons in lower third-party ethanol gallons sold in the three months ended September 30, 2017 as compared to the same period in 2016. The increase of $0.05 in our average sales price per gallon for the three months ended September 30, 2017 as compared to the same period in 2016 increased our net sales of ethanol from our marketing segment by $6.1 million.

Nine Months Ended September 30, 2017

On a consolidated basis, our average sales price per gallon increased 1.8% to $1.66 for the nine months ended September 30, 2017 compared to our average sales price per gallon of $1.63 for the same period in 2016. The average CBOT ethanol price per gallon increased 3.4% to $1.54 for the nine months ended September 30, 2017 compared to an average CBOT ethanol price per gallon of $1.49 for the same period in 2016.

Production Segment

Net sales of ethanol from our production segment increased by $38.7 million, or 7%, to $613.6 million for the nine months ended September 30, 2017 as compared to $574.9 million for the same period in 2016. Our total volume of production ethanol gallons sold increased by 13.1 million gallons, or 4%, to 374.0 million gallons for the nine months ended September 30, 2017 as compared to 360.9 million gallons for the same period in 2016. Our production segment’s average sales price per gallon increased 3% to $1.64 for the nine months ended September 30, 2017 compared to our production segment’s average sales price per gallon of $1.59 for the same period in 2016. At our average sales price per gallon of $1.64 for the nine months ended September 30, 2017, we generated $21.5 million in additional net sales from our production segment from the 13.1 million additional gallons of produced ethanol sold in the nine months ended September 30, 2017 as compared to the same period in 2016. The increase of $0.05 in our average sales price per gallon for the nine months ended September 30, 2017 as compared to the same period in 2016 increased our net sales of ethanol from our production segment by $17.2 million.

Net sales of co-products decreased $1.8 million, or 1%, to $190.4 million for the nine months ended September 30, 2017 as compared to $192.2 million for the same period in 2016. Our total volume of co-products sold increased by 172.9 thousand tons, or 8%, to 2,223.2 thousand tons for the nine months ended September 30, 2017 from 2,050.3 thousand tons for the same period in 2016, however, our average sales price per ton declined. At our average sales price per ton of $85.66 for the nine months ended September 30, 2017, we generated $14.8 million in additional net sales from the 172.9 thousand additional tons of co-products sold in the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease of $8.11, or 9%, in our average sales price per ton for the nine months ended September 30, 2017 as compared to the same period in 2016 decreased net sales of co-products by $16.6 million.

Marketing Segment

Net sales of ethanol from our marketing segment increased by $17.1 million, or 4%, to $433.0 million for the nine months ended September 30, 2017 as compared to $415.9 million for the same period in 2016. Our total volume of ethanol gallons sold by our marketing segment increased by 25.6 million gallons, or 4%, to 709.2 million gallons for the nine months ended September 30, 2017 as compared to 683.6 million gallons for the same period in 2016. Our additional production gallons sold accounted for 13.1 million gallons of this increase and our additional third-party gallons sold accounted for 12.5 million gallons of this increase.

Our marketing segment’s average sales price per gallon decreased $0.01 to $1.67 for the nine months ended September 30, 2017 compared to $1.68 for the same period in 2016. At our average sales price per gallon of $1.67 for the nine months ended September 30, 2017, we generated $20.9 million in additional net sales from our marketing segment from the 12.5 million gallons in additional third-party ethanol sold in the nine months ended September 30, 2017 as compared to the same period in 2016. However, the decline of $0.01 in our average sales price per gallon for the nine months ended September 30, 2017 as compared to the same period in 2016 reduced our net sales from third party ethanol sold by our marketing segment by $3.8 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit increased primarily due to higher commodity margins in the three and nine months ended September 30, 2017 compared to the same periods in 2016.

Three Months Ended September 30, 2017

Our consolidated gross profit improved by $5.7 million for the three months ended September 30, 2017 to $12.1 million as compared to $6.4 million for the same period in 2016, representing a gross margin of 2.7% for the three months ended September 30, 2017 as compared to 1.5% for the same period in 2016.

Production Segment

Our production segment improved our consolidated gross profit by $5.4 million for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to higher production volumes and higher production margins for the three months ended September 30, 2017 as compared to the same period in 2016.

Marketing Segment

Our marketing segment improved our consolidated gross profit by $0.3 million for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to higher gross profit attributable to our marketing segment’s higher average sales price per gallon for the three months ended September 30, 2017 as compared to the same period in 2016.

Nine Months Ended September 30, 2017

Our consolidated gross profit declined by $17.2 million to a gross profit of $7.9 million for the nine months ended September 30, 2017 as compared to $25.1 million for the same period in 2016, representing a gross margin of 0.6% for the nine months ended September 30, 2017 as compared to a gross margin of 2.1% for the same period in 2016.

Production Segment

Our production segment reduced our consolidated gross profit by $10.0 million for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily as a result of lower gross profit attributed to lower production margins in the nine months ended September 30, 2017 as compared to the same period in 2016.

Marketing Segment

Our marketing segment decreased our consolidated gross profit by $7.2 million for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily as a result of lower gross profit attributed to lower marketing margins in the nine months ended September 30, 2017 as compared to the same period in 2016.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Selling, general and administrative expenses	$8,720	$5,971	$2,749	46.0%	$22,932	$20,436	$2,496	12.2%
Percentage of net sales	2.0%	1.4%			1.9%	1.7%

Our SG&A expenses increased $2.7 million to $8.7 million for the three months ended September 30, 2017 as compared to $6.0 million for the same period in 2016. The increase in SG&A expenses is primarily due to higher employee benefits, non-cash compensation and professional expenses associated with our ICP acquisition. We anticipate SG&A expenses of approximately $8.0 million for the fourth quarter.

Our SG&A expenses increased $2.5 million to $22.9 million for the nine months ended September 30, 2017 as compared to $20.4 million for the same period in 2016. The increase in SG&A expenses is primarily due to higher employee benefits, non-cash compensation and professional expenses associated with our ICP acquisition, partially offset by $3.6 million in gains associated with legal matters resolved in the first quarter.

Interest Expense, net

The following table presents our interest expense, net in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Interest expense, net	$3,826	$3,874	$(48)	(1.2)%	$9,157	$16,643	$(7,486)	(45.0)%
Percentage of net sales	0.9%	0.9%			0.7%	1.4%

Interest expense, net remained relatively flat at $3.8 million for the three months ended September 30, 2017 from same period in 2016. Interest expense, net decreased $7.5 million to $9.2 million for the nine months ended September 30, 2017 from $16.6 million for the same period in 2016. The decrease in interest expense, net is primarily related to lower average interest rates resulting from the refinancing of our plant debt in late 2016.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Net loss available to common stockholders	$521	$3,837	$(3,316)	(86.4)%	$22,625	$12,607	$10,018	79.5%
Percentage of net sales	0.1%	0.9%			1.8%	1.1%

The changes in net loss available to common stockholders, was primarily due to changes in margins, partially offset by lower interest expense for the three and nine months ended September 30, 2017, as compared to the same period in 2016.

Liquidity and Capital Resources

During the nine months ended September 30, 2017, we funded our operations primarily from cash on hand, cash generated from our operations, tax refunds related to prior years, proceeds from term debt and advances under our revolving credit facilities. These funds were also used to make capital expenditures, complete the ICP acquisition, and make capital lease payments and principal payments on term debt and lines of credit.

Our current available capital resources consist of cash on hand and amounts available for borrowing under our credit facilities. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our credit facilities and cash generated from our operations.

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

	September 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$56,923	$68,590	(17.0)%
Current assets	$212,818	$235,201	(9.5)%
Current liabilities	$92,396	$78,841	17.2%
Long-term debt, net of current portion	$220,304	$188,028	17.2%
Working capital	$120,422	$156,360	(23.0)%
Working capital ratio	2.30	2.98	(22.8)%

Restricted Net Assets

At September 30, 2017, we had $305.7 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Working capital decreased to $120.4 million at September 30, 2017 from $156.4 million at December 31, 2016 as a result of a decrease of $22.4 million in current assets and an increase of $13.6 million in current liabilities.

Current assets decreased primarily due to decreases of $11.7 million in cash and cash equivalents, $14.0 million in accounts receivable due to the timing of sales volumes at the end of the period, $5.6 million in income tax receivables and $4.3 million in prepaid inventory, partially offset by an increase of $11.7 million in inventories and $2.0 million in derivative instrument assets.

Our cash and cash equivalents decreased by $11.7 million at September 30, 2017 as compared to December 31, 2016 due to $41.3 million of cash used in our investing activities, due to our acquisition of ICP and capital projects associated with our plant improvement initiatives, and $5.4 million of cash used in our financing activities, also primarily driven by our ICP acquisition, partially offset by $35.0 million of cash provided by our operations.

Our current liabilities increased primarily due to increases of $9.5 million in the current portion of our term debt and $6.1 million in accounts payable and accrued liabilities, partially offset by decreases of $1.4 million in derivative instrument liabilities and $0.7 million in other current liabilities.

Cash provided by our Operating Activities

Cash provided by our operating activities increased by $20.0 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in cash provided by our operating activities is primarily due to:

•	a decrease in accounts receivable of $33.4 million primarily due to the timing of sales volumes at the end of the periods;
•	a decrease in inventories and prepaid inventory of $8.3 million primarily due to the timing of purchases;
•	a decrease in gains from derivative activities of $2.5 million due to market changes; and
•	an increase in noncash compensation of $1.1 million due to stock grant activity in the current period;

These amounts were partially offset by:

•	an increase in consolidated net loss of $12.3 million due to lower margins;
•	a decrease in accounts payable and accrued expenses of $1.2 million resulting primarily from the period-over-period timing of payments;
•	a decrease in interest expense added to term debt of $9.5 million; and
•	an increase in prepaid expenses of $3.3 million due to the timing of payments.

Cash used in our Investing Activities

Cash used in our investing activities increased by $31.3 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in cash used in our investing activities is primarily due to $28.9 million in payments for our ICP acquisition, net of cash acquired in the acquisition, and proceeds from cash collateralized letters of credit in 2016 in the amount of $4.1 million that did not recur in 2017, partially offset by $1.7 million in lower spending on capital projects associated with our plant improvement initiatives.

Cash used in our Financing Activities

Cash used in our financing activities decreased by $11.8 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease in cash used in our financing activities is primarily due to $42.0 million in proceeds from our ICP credit facilities, $13.5 million in proceeds from our issuance of additional senior notes, $2.6 million in lower capital lease payments and $1.2 million in proceeds from warrant and option exercises, partially offset by a $37.9 million increase in principal payments on term notes and an $8.8 million increase in payments on Kinergy’s line of credit.

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

	Three Months Ended September 30,		Years Ended December 31,
	2017	2016	2016	2015

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	3.01	9.38	7.88	10.02
Excess	1.01	7.38	5.88	8.02

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2017, Kinergy had an outstanding balance of $44.0 million with additional borrowing availability under the credit facility of $22.4 million.

Pekin Credit Facilities

Pacific Ethanol Pekin, Inc., or PE Pekin, has a $60.5 million term loan facility that matures on August 20, 2021 and a $32.0 million revolving credit facility that matures on February 1, 2022. The PE Pekin credit facilities are secured by a first-priority security interest in all of PE Pekin’s assets. Interest accrues under the PE Pekin credit facilities at an annual rate equal to the 30-day LIBOR plus 4.00%, payable monthly. PE Pekin is required to make quarterly principal payments in the amount of $3.5 million on the term loan beginning on August 20, 2017 and a principal payment of $4.5 million at maturity on August 20, 2021. PE Pekin is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the terms of the credit facilities, PE Pekin is required to maintain working capital of not less than $17.5 million from August 31, 2017 through December 31, 2017 and working capital of not less than $20.0 million from January 1, 2018 and continuing at all times thereafter. In addition, PE Pekin is required to maintain an annual debt coverage ratio of not less than 0.15 to 1.0 for the year ending December 31, 2017 and 1.25 to 1.0 for years thereafter.

Pacific Aurora Credit Facility

Pacific Aurora maintains a revolving credit facility for up to $30.0 million that matures on February 1, 2022. The credit facility is secured by a first-priority security interest in all of Pacific Aurora’s assets. Borrowing availability under the credit facility automatically declines by $2.5 million on the first day of each June and December beginning on December 1, 2017 through and including December 1, 2020. Interest accrues under the Pacific Aurora credit facility at an annual rate equal to the 30-day LIBOR plus 4.0%, payable monthly. Pacific Aurora is required to pay monthly in arrears a fee on any unused portion of the credit facility at a rate of 0.75% per annum. Prepayment of the credit facility is subject to a prepayment penalty. Under the terms of the credit facility, Pacific Aurora is required to maintain not less than $18.0 million in working capital through February 28, 2018, not less than $20.0 million in working capital after February 28, 2018 and an annual debt coverage ratio of not less than 0.0 to 1.0 for the year ending December 31, 2017 and 1.5 to 1.0 for the year ending December 31, 2018. At September 30, 2017, Pacific Aurora had no amounts outstanding under the credit facility and $30.0 million available for borrowing under the facility.

ICP Credit Facilities

ICP has a $24.0 million term loan facility that matures on September 20, 2021 and an $18.0 million revolving credit facility that matures on September 1, 2022. The ICP credit facilities are secured by a first-priority security interest in all of ICP’s assets. Interest accrues under the ICP credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. ICP is required to make quarterly principal payments in the amount of $1.5 million on the term loan beginning in December 2017. ICP is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Under the terms of the credit facilities, ICP is required to maintain working capital of not less than $8.0 million. In addition, ICP is required to maintain an annual debt coverage ratio of not less than 1.5 to 1.0 beginning for the year ending December 31, 2018.

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

Pacific Ethanol Central, LLC Notes Payable

We issued $46.9 million in aggregate principal amount of secured notes that were to mature on January 3, 2019 as part of the purchase price for our acquisition of ICP. On September 15, 2017, we repaid these notes with cash on hand and $42.0 million in proceeds from the ICP credit facilities.

Contractual Obligations

Except for ICP’s credit facilities, as discussed above, there have been no material changes in the nine months ended September 30, 2017 to the amounts presented in the table under the “Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2016.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2017 and 2016.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these exchanged-traded contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $0.8 million and gains of $1.7 million related to settled non-designated hedges as the change in the fair values of these contracts for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of September 30, 2017, which may differ materially from actual results, are as follows (in millions):

Commodity	Nine Months Ended September 30, 2017 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	624.7	Gallons	$62.3
Corn	133.6	Bushels	$51.8

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At September 30, 2017, all of our long-term debt of $243.9 million was variable-rate in nature. Based on a 100 basis point (1.00%) increase in the interest rate on our long-term debt, pre-tax income for the nine months ended September 30, 2017 would be negatively impacted by approximately $1.8 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have incurred significant losses and negative operating cash flow in the past. For the nine months ended September 30, 2017 and 2016, and for the year ended December 31, 2015, we incurred consolidated net losses of approximately $24.0 million, $11.7 million and $18.9 million, respectively. For the year ended December 31, 2015, we incurred negative operating cash flows of $26.8 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Legislation aimed at reducing or eliminating the renewable fuel use required by the RFS has been introduced in the United States Congress. On January 3, 2017, the Leave Ethanol Volumes at Existing Levels (LEVEL) Act (H.R. 119) was introduced in the House of Representatives. The bill would freeze renewable fuel blending requirements under the RFS at 7.5 billion gallons per year, prohibit the sale of gasoline containing more than 10% ethanol, and revoke the EPA’s approval of E15 blends. On January 31, 2017, a bill (H.R. 777) was introduced in the House of Representatives that would require the EPA and National Academies of Sciences to conduct a study on “the implications of the use of mid-level ethanol blends”. A mid-level ethanol blend is an ethanol-gasoline blend containing 10-20% ethanol by volume, including E15 and E20, that is intended to be used in any conventional gasoline-powered motor vehicle or nonroad vehicle or engine. Also on January 31, 2017, a bill (H.R. 776) was introduced in the House of Representatives that would limit the volume of cellulosic biofuel required under the RFS to what is commercially available. On March 2, 2017, a bill (H.R. 1315) was introduced in the House of Representatives that would cap the volume of ethanol in gasoline at 10%. On the same day, the RFS Elimination Act (H.R. 1314) was introduced, which would fully repeal the RFS.

All of these bills were assigned to a congressional subcommittee, which will consider them before possibly sending any of them on to the House of Representatives as a whole. Our operations could be adversely impacted if any legislation is enacted that reduces or eliminates the RFS volume requirements or that reduces or eliminates corn ethanol as qualifying as a renewable fuel under the RFS.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At September 30, 2017, we had approximately $305.7 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

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

Any decrease or delay of any accretion to our earnings per share, or any reduction in our earnings per share, as a result of our ICP acquisition could cause the price of our common stock to decline.

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

At September 30, 2017, we had $305.7 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

For each of the three months ended September 30, 2017 and 2016, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description (**)

10.1	Promissory Note issued to Illinois Corn Processing Holdings Inc. on July 3, 2017 (1)

10.2	Promissory Note issued to MGPI Processing, Inc. on July 3, 2017 (1)

10.3	Second Amended and Restated Loan and Security Agreement dated August 2, 2017 by and among Kinergy Marketing LLC, Pacific Ag. Products, LLC, the parties thereto from time to time as Lenders and Wells Fargo Bank, National Association (2)

10.4	Second Amended and Restated Guarantee dated August 2, 2017 by Pacific Ethanol, Inc. in favor of Wells Fargo Bank, National Association for and on behalf of the Lenders (2)

10.5	Amendment No. 2 to Credit Agreement dated August 7, 2017 by and between Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB (3)

10.6	Credit Agreement dated September 15, 2017 by and between Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB (4)

10.7	Term Note dated September 15, 2017 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA (4)

10.8	Revolving Term Note dated September 15, 2017 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA (4)

10.9	Illinois Future Advance Real Estate Mortgage dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB (4)

10.10	Security Agreement dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB (4)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

____________________

(*)	Filed herewith.

(**)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2017.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2017.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: November 9, 2017	By: /S/ BRYON T. MCGREGOR
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

