Form 10-K
period 2017-12-31
Pacific Ethanol, Inc.
filed 2018-03-15
CIK 778164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21467

PACIFIC ETHANOL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2170618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Capitol Mall, Suite 2060, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 403-2123

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $266.3 million as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 14, 2018, there were 43,959,245 shares of the registrant’s common stock, $0.001 par value per share, and 896 shares of the registrant’s non-voting common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference certain information from the registrant’s proxy statement (the “Proxy Statement”) for the 2018 Annual Meeting of Stockholders to be filed on or before April 30, 2018

CAUTIONARY STATEMENT

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

We operate nine strategically-located production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, and five of our plants are located in the Midwestern states of Illinois and Nebraska. We are the sixth largest producer of ethanol in the United States based on annualized volumes. Our plants have a combined production capacity of 605 million gallons per year. We market all the ethanol, specialty alcohols and co-products produced at our plants as well as ethanol produced by third parties. On an annualized basis, we market nearly 1.0 billion gallons of ethanol and over 3.0 million tons of ethanol co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

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

See “Note 4 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Acquisition of Illinois Corn Processing LLC

On July 3, 2017, we completed our acquisition of Illinois Corn Processing, LLC, or ICP, under the terms of an Agreement and Plan of Merger dated as of June 26, 2017 by and among Pacific Ethanol Central, LLC, ICP Merger Sub, LLC, Illinois Corn Processing Holdings Inc., MGPI Processing, Inc., and ICP. ICP is a 90 million gallon per year fuel and industrial alcohol manufacturing, storage and distribution facility located on the Illinois River adjacent to our facilities in Pekin, Illinois. ICP produces fuel-grade ethanol, beverage and industrial-grade alcohol, DDGS and corn oil. ICP’s facility has direct access to end-markets via barge, rail and truck. We acquired ICP for $76.9 million, of which $30.0 million was paid in cash and $46.9 million was paid through the issuance of non-amortizing secured promissory notes, which have been subsequently repaid.

Our acquisition of ICP adds 90 million gallons per year of production capacity, diversifies fuel ethanol production with high-value beverage and industrial grade alcohol, and expands our domestic and international distribution channels. Two-thirds of ICP’s production is currently dedicated to producing high-quality, premium-priced alcohol products for the beverage and industrial markets. The consolidation of the ICP facility with our two Pekin, Illinois plants has integrated our Pekin site into a unique combination of technologies and products with a combined operating capacity of 250 million gallons per year. We expect the acquisition will yield approximately $4.5 million in annual cost savings over the twelve-month period following the acquisition, including economies of scale in purchasing power, managing grain supply and transportation costs for DDGS and ethanol. The acquisition was immediately accretive to earnings. We believe the acquisition will have a continued positive impact on our earnings as ICP’s beverage and industrial grade alcohol products are priced at a premium to fuel ethanol.

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

Business Strategy

Our primary goal is to advance our position and significantly increase our market share as a leading producer and marketer of low-carbon renewable fuels and high-quality alcohol products in the United States. The key elements of our business and growth strategy to achieve this objective include:

●	Expand ethanol production capacity and distribution infrastructure. We believe the United States ethanol production industry is poised for continued consolidation. We evaluate and intend to pursue opportunities to acquire additional ethanol and specialty alcohol production, ethanol storage and distribution facilities, and related infrastructure as financial resources and business prospects make these acquisitions desirable. To this end, we are examining specific opportunities to extend our current production and marketing platform with strategic and synergistic acquisitions. In addition, we plan to expand our distribution infrastructure by increasing our ability to provide transportation, storage and related logistical services to our customers throughout the United States.

●	Lower the carbon intensity of our ethanol. We plan to further reduce the carbon intensity of the ethanol we produce. We are able to sell this lower carbon intensity ethanol in certain regions at premium prices compared to higher carbon intensity ethanol. We are able to charge premium prices for this ethanol based on state laws and regulations, such as Low-Carbon Fuel Standards enacted in California and Oregon that require blenders to use lower carbon intensity ethanol in their gasoline. When available and cost-effective, we intend to use feedstock other than corn, including cellulosic feedstock, as the raw material used in the production of ethanol to further reduce the carbon intensity of our ethanol.

●	Extend our marketing business into new regional and international markets. We have strengthened our market position in the Midwest through our acquisition in mid-2017 of ICP and through our acquisition in mid-2015 of Aventine Renewable Energy Holdings, Inc., now known as Pacific Ethanol Central, LLC, or PE Central. We intend to pursue opportunities to extend our marketing business into new regional markets within reach from our plants in Illinois and Nebraska. We also plan to continue to leverage our relationships with our customers to market and sell additional ethanol sourced from third parties. In addition, we are exploring opportunities to market and sell ethanol internationally.

●	Implement new equipment and technologies. We intend to continue to evaluate and implement new equipment and technologies to increase our production and operating efficiencies, reduce our use of carbon-based fuels and improve our carbon scores, use diverse feedstocks, diversify products and revenues, including through our production of advanced biofuels, and improve our plant profitability as financial resources and market conditions justify these investments.

Competitive Strengths

We believe that our competitive strengths include the following:

●	Our customer and supplier relationships. We have extensive business relationships with customers and suppliers throughout the United States. In addition, we have developed extensive business relationships with major and independent un-branded gasoline suppliers who collectively control the majority of all gasoline sales in those regions.

●	Our ethanol distribution network. We believe we have a competitive advantage due to our experience in marketing to customers in major metropolitan and rural markets in the United States. We have developed an ethanol distribution network for delivery of ethanol by truck to virtually every significant fuel terminal as well as to numerous smaller fuel terminals throughout California and other Western states. Fuel terminals have limited storage capacity and we have successfully secured storage tanks at many of the terminals we service. In addition, we have an extensive network of third-party delivery trucks available to deliver ethanol throughout the Western United States. In the Midwest, we have the ability to sell and deliver products in bulk via unit trains providing us access to Western, gulf coast and international markets. Further, higher value co-products from our Illinois facilities can be sold at premium prices under fixed price, longer-term contracts (up to 12 months) thus providing a more stable source of revenue in what can be a volatile commodity industry.

●	Our strategic locations. We operate our ethanol plants in markets where we believe their individual locations, as well as our overall ethanol production and marketing platform, provide strategic advantages. Our production in both the Western United States and in the Midwest enables us to source ethanol from two different regions, which we believe allows us to address regional inefficiencies and other challenges such as rail congestion and other supply constraints, as well as pricing anomalies.

○	We operate four plants in the Western United States where we believe local characteristics create an opportunity to capture a significant production and shipping cost advantage over competing ethanol production facilities in other regions. We believe a combination of factors enables us to achieve this cost advantage, including:

■	Locations near fuel blending facilities lower our ethanol transportation costs while providing timing and logistical advantages over competing locations that require ethanol to be shipped over much longer distances, and in many cases require double-handling.

■	Locations adjacent to major rail lines allow the efficient delivery of corn in large unit trains from major corn-producing regions and allow for the efficient delivery of ethanol in large unit trains to other markets, including markets with higher demand.

■	Locations near large concentrations of dairy and/or beef cattle enable delivery of WDG, over short distances without the need for costly drying processes.

○	We operate five plants in the Midwest which enables us to participate in the largest regional ethanol market in the United States as well as international markets. Our Midwest locations, coupled with our locations in the Western United States, also allow us many advantages over locations solely on the West Coast, including:

■	Locations in diverse markets assist us in spreading commodity and basis price risks across markets and products, supporting our efforts to optimize margin management.

■	Locations in the Midwest enhance our overall hedging opportunities with a greater correlation to the highly-liquid physical and paper markets in Chicago.

■	Locations in diverse markets support heightened flexibility and alternatives in feedstock procurement for our various production facilities.

■	Our Illinois facilities provide excellent logistical access via rail, truck and barge. The relatively unique wet milling process at one of our Illinois facilities allows us to extract the highest use and value from each component of the corn kernel. As a result, the wet milling process generates a higher level of cost recovery from corn than that produced at a dry mill.

■	Locations in the Midwest allow us deeper market insight and engagement in major ethanol and feed markets outside the Western United States, thereby improving pricing opportunities.

●	Our low carbon-intensity ethanol. California and Oregon have enacted Low-Carbon Fuel Standards for transportation fuels. Under these Low-Carbon Fuel Standards, the ethanol we produce in the Western United States has a lower carbon-intensity than most ethanol produced at plants by other producers. This is primarily because our plants located on the West Coast use less energy in their production processes. The ethanol produced in California by other producers, all of which we market, also has a lower carbon-intensity rating than either gasoline or ethanol produced in the Midwest. The lower carbon-intensity rating of ethanol we produce at our plants located on the West Coast or otherwise resell from third-party California producers is valued in the market by our customers due to California’s Low Carbon Fuel Standard program, or LCFS, which has enabled us to capture premium prices for this ethanol.

●	Modern technologies. Our plants use the latest production technologies to take advantage of state-of-the-art technical and operational efficiencies to achieve lower operating costs, higher yields and more efficient production of ethanol and its co-products and reduce our use of carbon-based fuels.

●	Our experienced management. Our senior management team has a proven track record with significant operational and financial expertise and many years of experience in the ethanol, fuel and energy industries. Our senior executives, who average approximately 18 years of industry experience, have successfully navigated a wide variety of business and industry-specific challenges and deeply understand the business of successfully producing and marketing ethanol and its co-products.

We believe that these competitive strengths will help us attain our goal to advance our position and significantly increase our market share as a leading producer and marketer of low-carbon renewable fuels in the United States.

Industry Overview and Market Opportunity

Overview of Ethanol Market

The primary applications for fuel-grade ethanol in the United States include:

●	Octane enhancer. On average, regular unleaded gasoline has an octane rating of 87 and premium unleaded gasoline has an octane rating of 91. In contrast, pure ethanol has an average octane rating of 113. Adding ethanol to gasoline enables refiners to produce greater quantities of lower octane blend stock with an octane rating of less than 87 before blending. In addition, ethanol is commonly added to finished regular grade gasoline as a means of producing higher octane mid-grade and premium gasoline.

●	Fuel blending. In addition to its performance and environmental benefits, ethanol is used to extend fuel supplies. In light of the need for transportation fuel in the United States and the dependence on foreign crude oil and refined products, the United States is increasingly seeking domestic sources of fuel. Much of the ethanol blending throughout the United States is done for the purpose of extending the volume of fuel sold at the gasoline pump.

●	Renewable fuels. Ethanol is blended with gasoline to enable gasoline refiners to comply with a variety of governmental programs, in particular, the national Renewable Fuel Standard, or RFS, which was enacted to promote alternatives to fossil fuels. See “—Governmental Regulation.”

The United States ethanol industry is supported by federal and state legislation and regulation. For example, the Energy Independence and Security Act of 2007, which was signed into law in December 2007, significantly increased the prior RFS. Under the RFS, the mandated use of all renewable fuels rises incrementally in succeeding years and peaks at 36.0 billion gallons by 2022. Under the RFS, approximately 14.0 billion gallons in 2015, 14.5 billion gallons in 2016 and 15.0 billion gallons in 2017 were required from conventional, or corn-based, ethanol. Under the RFS, 15.0 billion gallons are required from conventional ethanol in 2018. The RFS allows the Environmental Protection Agency, or EPA, to adjust the annual requirement based on certain facts.

According to the Renewable Fuels Association, the domestic ethanol industry produced a record 15.8 billion gallons of ethanol in 2017. We believe that the ethanol market in California alone represented approximately 10% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States. Gasoline and diesel fuel that supply the major fuel terminals are shipped in pipelines throughout portions of the Western United States. Unlike gasoline and diesel fuel, however, ethanol is not shipped in these types of pipelines because ethanol has an affinity for mixing with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks.

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

According to the DOE, total annual gasoline consumption in the United States is approximately 143 billion gallons and total annual ethanol consumption represented approximately 10% of this amount in 2017. The domestic ethanol industry has substantially reached this 10% blend ratio, and we believe the industry has significant potential for growth in the event the industry can migrate to an up to 15% blend ratio, which would translate into an annual demand of up to 20 billion gallons of ethanol.

Overview of Ethanol Production Process

Ethanol production from starch- or sugar-based feedstock is a highly-efficient process that we believe yields substantially more energy from ethanol and its co-products than is required to make the products. The modern production of ethanol requires large amounts of corn, or other high-starch grains, and water as well as chemicals, enzymes and yeast, and denaturants including unleaded gasoline or liquid natural gas, in addition to natural gas and electricity.

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

The residual stillage is separated into a coarse grain portion and a liquid portion through a centrifugation process. The soluble liquid portion is concentrated to about 40% dissolved solids by an evaporation process. This intermediate state is called condensed distillers solubles, or syrup. The coarse grain and syrup portions are then mixed to produce WDG or can be mixed and dried to produce DDGS. Both WDG and DDGS are high-protein animal feed products.

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

Our production segment generated $838.3 million, $792.6 million and $527.7 million in net sales for the years ended December 31, 2017, 2016 and 2015, respectively, from the sale of ethanol. Our production segment generated $264.4 million, $253.2 million and $182.5 million in net sales for the years ended December 31, 2017, 2016 and 2015, respectively, from the sale of co-products.

During 2017, 2016 and 2015, our production segment sold an aggregate of approximately 527.2 million, 484.1 million and 319.2 million gallons of ethanol and 3.0 million, 2.8 million and 2.1 million tons of ethanol co-products, respectively.

Our marketing segment generated $529.5 million, $579.0 million and $481.0 million in net sales for the years ended December 31, 2017, 2016 and 2015, respectively, from the sale of ethanol.

During 2017, 2016 and 2015, we produced or purchased ethanol from third parties and resold an aggregate of approximately 837 million, 816 million and 594 million gallons of fuel-grade ethanol and specialty alcohols to approximately 83, 81 and 69 customers, respectively. Sales to our three largest customers, Valero Energy Corporation, Chevron Products USA and Tesoro Refining and Marketing Company LLC in 2017, 2016 and 2015 represented an aggregate of approximately 33%, 35% and 39%, of our net sales, respectively. Sales to each of our other customers represented less than 10% of our net sales in each of 2017, 2016 and 2015.

Suppliers

Production Segment

Our production operations are dependent upon various raw materials suppliers, including suppliers of corn, natural gas, electricity and water. The cost of corn is the most important variable cost associated with our production. We source corn for our plants using standard contracts, including spot purchase, forward purchase and basis contracts. When resources are available, we seek to limit the exposure of our production operations to raw material price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and other raw materials futures contracts.

During 2017, 2016 and 2015, purchases of corn from our four largest suppliers represented an aggregate of approximately 46%, 38% and 41% of our total corn purchases, respectively, for those periods. Purchases from each of our other corn suppliers represented less than 10% of total corn purchases in each of 2017, 2016 and 2015.

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

During 2017, 2016 and 2015, we purchased and resold from third parties an aggregate of approximately 310 million, 334 million and 274 million gallons, respectively, of fuel-grade ethanol.

During 2017, 2016 and 2015, purchases of fuel-grade ethanol from our two largest third-party suppliers represented an aggregate of approximately 35%, 35% and 32% of our total third-party ethanol purchases, respectively, for those periods. Purchases from each of our other third-party ethanol suppliers represented less than 10% of total third-party ethanol purchases in each of 2017, 2016 and 2015.

Pacific Ethanol Plants

The table below provides an overview of our nine ethanol production facilities. Our plants have an aggregate annual production capacity of up to 605 million gallons. All of our plants are currently operational. As market conditions change, we may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

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

	Madera Facility	Columbia Facility	Magic Valley Facility	Stockton Facility
Location	Madera, CA	Boardman, OR	Burley, ID	Stockton, CA
Approximate maximum annual ethanol production capacity (in millions of gallons)	40	40	60	60
Production milling process	Dry	Dry	Dry	Dry
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas

	Pekin Wet Facility	Pekin Dry Facility	Pekin ICP Facility	Aurora West Facility	Aurora East Facility
Location	Pekin, IL	Pekin, IL	Pekin, IL	Aurora, NE	Aurora, NE
Approximate maximum annual ethanol production capacity (in millions of gallons)	100	60	90	110	45
Production milling process	Wet	Dry	Dry	Dry	Dry
Primary energy source	Natural Gas	Natural Gas	Natural Gas	Natural Gas	Natural Gas

Commodity Risk Management

We employ various risk mitigation techniques. For example, we may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn and natural gas requirements through fixed-price or variable-price contracts with our suppliers, as well as entering into derivative contracts for ethanol, corn and natural gas. To mitigate ethanol inventory price risks, we may sell a portion of our production forward under fixed- or index-price contracts, or both. We may hedge a portion of the price risks by selling exchange-traded futures contracts. Proper execution of these risk mitigation strategies can reduce the volatility of our gross profit margins. However, the market price of ethanol is volatile and subject to large fluctuations, and given the nature of our business, we cannot effectively hedge against extreme volatility or certain market conditions. For example, ethanol prices, as reported by the Chicago Board of Trade, or CBOT, ranged from $1.26 to $1.67 per gallon during 2017, from $1.31 to $1.75 per gallon during 2016 and from $1.31 to $1.69 per gallon during 2015; and corn prices, as reported by the CBOT, ranged from $3.30 to $3.92 per bushel during 2017, from $3.02 to $4.38 per bushel during 2016 and from $3.48 to $4.34 per bushel during 2015.

Marketing Arrangements

We market all the ethanol and specialty alcohols produced at our production facilities. In addition, we have exclusive ethanol marketing agreements with two third-party ethanol producers, Calgren Renewable Fuels, LLC and Aemetis Advanced Fuels Keyes, Inc., to market and sell their entire ethanol production volumes. Calgren Renewable Fuels, LLC owns and operates an ethanol production facility in Pixley, California with annual production capacity of 55 million gallons. Aemetis Advanced Fuels Keyes, Inc. owns and operates an ethanol production facility in Keyes, California with annual production capacity of 55 million gallons. We intend to evaluate and pursue opportunities to enter into marketing arrangements with other third-party ethanol producers as business prospects make these marketing arrangements advisable.

Competition

We are the sixth largest producer of ethanol in the United States based on annualized volumes and operate in the highly competitive ethanol production and marketing industry. The largest ethanol producers in the United States are Archer-Daniels-Midland Company, POET, LLC, Green Plains Inc. and Valero Renewable Fuels Company, LLC, collectively with approximately 38% of the total installed ethanol production capacity in the United States. In addition, there are many mid-size producers with several plants under ownership, smaller producers with one or two plants, and several ethanol marketers that create significant competition. Overall, we believe there are over 200 ethanol production facilities in the United States with a total installed production capacity of approximately 16.2 billion gallons and many brokers and marketers with whom we compete for sales of ethanol and its co-products.

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

Governmental Regulation

Our business is subject to federal, state and local laws and regulations relating to the production of renewable fuels, the protection of the environment and in support of the corn and ethanol industries. These laws, their underlying regulatory requirements and their enforcement, some of which are described below, impact, or may impact, our existing and proposed business operations by imposing:

●	restrictions on our existing and proposed business operations and/or the need to install enhanced or additional controls;

●	the need to obtain and comply with permits and authorizations;

●	liability for exceeding applicable permit limits or legal requirements, in some cases for the remediation of contaminated soil and groundwater at our facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and

●	specifications for the ethanol we market and produce.

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

All of these bills were referred to a congressional subcommittee, which will consider them before possibly sending any of them on to the House of Representatives as a whole. No legislation affecting the RFS or ethanol has been introduced in the Senate so far this session.

E15 (a Blend of Gasoline and Ethanol)

The EPA has allowed fuel and fuel-additive manufacturers to introduce into commercial gasoline that contains greater than 10% ethanol by volume, up to 15% ethanol by volume, or E15, for vehicles from model year 2001 and beyond. Additional changes to some states’ laws to allow for the use of E15 are still required; however, commercial sale of E15 has begun in some states. At the end of 2017, there were over 1,200 stations offering E15. We anticipate the number of stations offering E15 fuel will reach over 2,000 in 2018.

State Energy Legislation and Regulations

In January 2007, California’s Governor signed an executive order directing the California Air Resources Board to implement California’s LCFS for transportation fuels. California’s LCFS requires fuel suppliers to reduce the carbon intensity of transportation fuels to 10% below 2010 levels by 2020. The Governor’s office estimates that the standard will have the effect of increasing current renewable fuels use in California by three to five times by 2020.

The California Air Resources Board has engaged in a comprehensive process to consider extending California’s LCFS through 2030, applying aggressive new carbon intensity reduction targets for the final 10 years. We believe the revised program will be beneficial as we produce among the lowest carbon intensity ethanol commercially available, and we receive a premium for the fuel we sell into the California marketplace, which we expect will increase as the compliance curve steepens, which began in 2016.

A program similar to California’s LCFS has also been adopted in Oregon and the Canadian province of British Columbia, and is under discussion in Washington State. These regions, together with California, represent a very large segment of the overall demand for transportation fuels in the United States.

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

Employees

As of March 15, 2018, we had approximately 560 full-time employees. We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. Approximately 180 of our employees are presently represented by a labor union and covered by a collective bargaining agreement. We have never had a work stoppage or strike and we consider our relations with our employees to be good.

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

We have incurred significant losses and negative operating cash flow in the past. For the years ended December 31, 2017 and 2015, we incurred consolidated net losses of approximately $38.1 million and $18.9 million, respectively. For the year ended December 31, 2015, we incurred negative operating cash flows of $28.0 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

We believe that the most significant factor influencing the price of ethanol has been the substantial increase in ethanol production. According to the Renewable Fuels Association, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in January 1999 to a record 16.2 billion gallons in 2017. In addition, if ethanol production margins improve, we anticipate that owners of ethanol production facilities will increase production levels, thereby resulting in more abundant ethanol supplies and inventories. Any increase in the supply of ethanol may not be commensurate with increases in the demand for ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $1.26 to $1.67 per gallon during 2017, $1.31 to $1.75 per gallon during 2016 and $1.31 to $1.69 per gallon during 2015. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

Disruptions in production or distribution infrastructure may adversely affect our business, results of operations and financial condition.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at our plants and other considerations related to production efficiencies, our plants depend on just-in-time delivery of corn. The production of ethanol and specialty alcohols also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our plants need or may not be able to supply those resources on acceptable terms. During 2014, poor weather caused disruptions in rail transportation, which slowed the delivery of ethanol by rail, the principle manner by which ethanol from our plants located in the Midwest is transported to market. Disruptions in production or distribution infrastructure, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of corn or other raw materials and energy, and could delay transport of our products to market, and may require us to halt production at one or more plants, any of which could have a material adverse effect on our business, results of operations and financial condition.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results of operations and financial condition.

In an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, we may enter into contracts to fix the price of a portion of our ethanol production or purchase a portion of our corn or natural gas requirements on a forward basis. In addition, we may engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which forward commitments have been made. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. In addition, our open contract positions may require cash deposits to cover margin calls, negatively impacting our liquidity. As a result, our results of operations and financial condition may be adversely affected by our hedging activities and fluctuations in the price of corn, natural gas, ethanol and unleaded gasoline.

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

Moreover, our plants may not operate as planned or expected. All of these facilities are designed to operate at or above a specified production capacity. The operation of these facilities is and will be, however, subject to various uncertainties. As a result, these facilities may not produce ethanol, specialty alcohols and co-products at expected levels. In the event any of these facilities do not run at their expected capacity levels, our business, results of operations and financial condition may be materially and adversely affected.

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

Our business following recent acquisitions is larger than the individual businesses of Pacific Ethanol and the acquired companies prior to the acquisitions. Our future success depends, in part, upon our ability to manage our expanded business, which may pose continued challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, annual net operating synergies, revenue enhancements and other benefits currently anticipated to result from the acquisition.

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

Our plants located in the Midwest have significant indebtedness. Unlike traditional term debt, the terms of our plant loans require amortizing payments of principal over the lives of the loans and our borrowing availability under our plant credit facilities periodically and automatically declines through the maturity dates of those facilities. Our plant indebtedness could:

●	make it more difficult to pay or refinance our debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

●	limit our flexibility to pursue strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors who have less debt;

●	require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, dividend payments and other general corporate purposes; or

●	limit our ability to procure additional financing for working capital or other purposes.

Our term loans and credit facilities also require compliance with numerous financial and other covenants. In addition, our plant indebtedness bears interest at variable rates. An increase in prevailing interest rates would likewise increase our debt service obligations and could materially and adversely affect our cash flows and results of operations.

Our ability to generate sufficient cash to make all principal and interest payments when due depends on our business performance, which is subject to a variety of factors beyond our control, including the supply of and demand for ethanol and co-products, ethanol and co-product prices, the cost of key production inputs, and many other factors incident to the ethanol production and marketing industry. We cannot provide any assurance that we will be able to timely satisfy such obligations. Our failure to timely satisfy our debt obligations could have a material adverse effect on our business, business prospects, liquidity, cash flows and results of operations.

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

The EPA has implemented the RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. The domestic market for ethanol is significantly impacted by federal mandates under the RFS program for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for ethanol will be largely dependent upon incentives to blend ethanol into motor fuels, including the price of ethanol relative to the price of gasoline, the relative octane value of ethanol, constraints in the ability of vehicles to use higher ethanol blends, the RFS, and other applicable environmental requirements. Any significant increase in production capacity above the RFS minimum requirements may have an adverse impact on ethanol prices.

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

All of these bills were referred to a congressional subcommittee, which will consider them before possibly sending any of them on to the House of Representatives as a whole. Our operations could be adversely impacted if any legislation is enacted that reduces or eliminates the RFS volume requirements or that reduces or eliminates corn ethanol as qualifying as a renewable fuel under the RFS.

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

The ethanol production and marketing industry is extremely competitive. Many of our significant competitors in the ethanol production and marketing industry, including Archer-Daniels-Midland Company, POET, LLC, Green Plains, Inc. and Valero Renewable Fuels Company, LLC, have substantially greater production and/or financial resources. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time. Successful competition will require a continued high level of investment in marketing and customer service and support. Our limited resources relative to many significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in market share, sales and profitability. Even if sufficient funds are available, we may not be able to make the modifications and improvements necessary to compete successfully.

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

As of December 31, 2017, of our $154.6 million of federal NOLs, we had $94.9 million of federal NOLs that are limited in their annual use under Section 382 of the Code. Accordingly, our ability to utilize these NOL carryforwards may be substantially limited. These limitations could in turn result in increased future tax obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is not diversified. The high concentration of our sales within the ethanol production and marketing industry could result in a significant reduction in sales and negatively affect our profitability if demand for ethanol declines.

Our business is not diversified. Our sales are highly concentrated within the ethanol production and marketing industry. We expect to be substantially focused on the production and marketing of ethanol and its co-products for the foreseeable future. An industry shift away from ethanol, or the emergence of new competing products, may significantly reduce the demand for ethanol. However, we may be unable to timely alter our business focus away from the production and marketing of ethanol to other renewable fuels or competing products. A downturn in the demand for ethanol would likely materially and adversely affect our sales and profitability.

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

The majority of our sales are generated from a small number of customers. During 2017, 2016 and 2015, three customers accounted for an aggregate of approximately $544 million, $572 million and $467 million in net sales, representing 33%, 35% and 39% of our net sales, respectively, for those periods. We expect that we will continue to depend for the foreseeable future upon a small number of customers for a significant portion of our sales. Our agreements with these customers generally do not require them to purchase any specified volume or dollar value of ethanol or co-products, or to make any purchases whatsoever. Therefore, in any future period, our sales generated from these customers, individually or in the aggregate, may not equal or exceed historical levels. If sales to any of these customers cease or decline, we may be unable to replace these sales with sales to either existing or new customers in a timely manner, or at all. A cessation or reduction of sales to one or more of these customers could cause a significant decline in our overall sales and profitability.

We incur significant expenses to maintain and upgrade our operating equipment and plants, and any interruption in the operation of our facilities may harm our operating performance.

We regularly incur significant expenses to maintain and upgrade our equipment and facilities. The machines and equipment we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our facilities require periodic shutdowns to perform major maintenance and upgrades. These scheduled facility shutdowns result in decreased sales and increased costs in the periods in which a shutdown occurs and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during the shutdown period.

Our lack of long-term ethanol orders and commitments by our customers could lead to a rapid decline in our sales and profitability.

We cannot rely on long-term ethanol orders or commitments by our customers for protection from the negative financial effects of a decline in the demand for ethanol or a decline in the demand for our marketing services. The limited certainty of ethanol orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of customers for a significant portion of our sales, the ramifications of these risks are greater in magnitude than if our sales were less concentrated. As a result of our lack of long-term ethanol orders and commitments, we may experience a rapid decline in our sales and profitability.

There are limitations on our ability to receive distributions from our subsidiaries.

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At December 31, 2017, we had approximately $302.9 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	fluctuations in the market prices of ethanol and its co-products;

●	the cost of key inputs to the production of ethanol, including corn and natural gas;

●	the volume and timing of the receipt of orders for ethanol from major customers;

●	competitive pricing pressures;

●	our ability to timely and cost-effectively produce, sell and deliver ethanol;

●	the announcement, introduction and market acceptance of one or more alternatives to ethanol;

●	changes in market valuations of companies similar to us;

●	stock market price and volume fluctuations generally;

●	the possibility that the anticipated benefits from our acquisition of ICP cannot be fully realized in a timely manner or at all;

●	regulatory developments or increased enforcement;

●	fluctuations in our quarterly or annual operating results;

●	additions or departures of key personnel;

●	our ability to obtain any necessary financing;

●	our financing activities and future sales of our common stock or other securities; and

●	our ability to maintain contracts that are critical to our operations.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2017 fiscal year and that remain unresolved.

Item 2.	Properties.

Our corporate headquarters, located in Sacramento, California, consists of a 10,000 square foot office under a lease expiring in 2018. We have plants located in Madera, California, at a 137 acre facility; Boardman, Oregon, at a 25 acre facility; Burley, Idaho, at a 160 acre facility; and Stockton, California, at a 30 acre facility. We own the land in Madera, California and Burley, Idaho. The land in Boardman, Oregon and Stockton, California are leased under leases expiring in 2026 and 2022, respectively. We also have plants located in Pekin, Illinois at facilities totaling 145 acres and Aurora, Nebraska, at a 96 acre facility. We own the land in Pekin, Illinois and Aurora, Nebraska, as well as the grain handling facility, loop track and the real property on which they are located in Aurora, Nebraska. We also own an idled ethanol production facility in Canton, Illinois on a 289 acre facility, of which a significant portion is farm land. Our production segment includes ethanol production facilities. See “Business—Pacific Ethanol Plants.”

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

People of the State of Illinois v. Pacific Ethanol Pekin, LLC, case no. 18-CH-06, was filed on January 8, 2018 in the Circuit Court for the 10th Judicial Circuit in Tazewell County, Illinois. The Illinois Attorney General, on behalf of the People of the State of Illinois, alleges violations of the Pekin facility’s NPDES permit and water pollution associated with the facility’s discharge. Most of the alleged violations relate to thermal limits set forth in the permit. The complaint seeks a cease and desist order and damages for the alleged violations in accordance with statutory limits under the Illinois Environmental Protection Act. We are currently in negotiations with the Illinois Attorney General seeking to resolve this matter.

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

	Price Range

	High	Low
Year Ended December 31, 2017:

First Quarter (January 1 – March 31)	$10.05	$6.50
Second Quarter (April 1 – June 30)	$7.45	$5.63
Third Quarter (July 1 – September 30)	$7.50	$4.15
Fourth Quarter (October 1 – December 31)	$6.00	$4.10

Year Ended December 31, 2016:

First Quarter	$5.85	$2.41
Second Quarter	$6.76	$3.67
Third Quarter	$7.50	$5.37
Fourth Quarter	$10.95	$5.75

Security Holders

As of March 14, 2018, we had 43,959,245 shares of common stock outstanding held of record by approximately 230 stockholders and 896 shares of non-voting common stock outstanding held of record by one stockholder. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 14, 2018, the closing sales price of our common stock on The NASDAQ Capital Market was $3.63 per share.

Performance Graph

The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Composite Index and The NASDAQ Clean Edge Green Energy Index, or Peer Group, in each case over the five-year period ended December 31, 2017.

The graph assumes $100 invested at the indicated starting date in our common stock and in each of The NASDAQ Composite Index and the Peer Group, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns. This graph assumes that the value of the investment in our common stock and each of the comparison groups was $100 on December 31, 2012.

	Cumulative Total Return ($)
	12/12	12/13	12/14	12/15	12/16	12/17
PACIFIC ETHANOL, INC.	100.00	107.35	217.86	100.81	200.36	95.96
THE NASDAQ COMPOSITE INDEX	100.00	141.63	162.09	173.33	187.19	242.29
THE NASDAQ CLEAN EDGE GREEN ENERGY INDEX	100.00	196.27	208.69	232.98	222.42	295.91

Dividend Policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings for use in the continued development of our business.

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends. Further, the holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly in arrears. In 2017, 2016 and 2015, we declared and paid in cash dividends on our outstanding shares of Series B Preferred Stock as they became due. Accrued and unpaid dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of shares of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following table sets forth our selected consolidated financial data. We prepared this information using our consolidated financial statements for each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,632,255	$1,624,758	$1,191,176	$1,107,412	$908,437
Cost of goods sold (1)	1,626,324	1,570,400	1,180,810	995,695	872,370
Gross profit	5,931	54,358	10,366	111,717	36,067
Selling, general and administrative expenses (1)	31,516	30,849	26,368	20,340	17,158
Asset impairment	—	—	1,970	—	—
Income (loss) from operations	(25,585)	23,509	(17,972)	91,377	18,909
Fair value adjustments and warrant inducements	473	(557)	1,641	(37,532)	(1,013)
Interest expense	(12,938)	(22,406)	(12,594)	(9,438)	(15,671)
Loss on extinguishments of debt	—	—	—	(2,363)	(3,035)
Other income (expense), net	(345)	(1)	18	(905)	(352)
Income (loss) before provision for income taxes	(38,395)	545	(28,907)	41,139	(1,162)
Provision (benefit) for income taxes	(321)	(981)	(10,034)	15,137	—
Consolidated net income (loss)	(38,074)	1,526	(18,873)	26,002	(1,162)
Net (income) loss attributed to noncontrolling interests	3,110	(107)	87	(4,713)	381
Net income (loss) attributed to Pacific Ethanol, Inc.	$(34,964)	$1,419	$(18,786)	$21,289	$(781)
Preferred stock dividends	(1,265)	(1,269)	(1,265)	(1,265)	(1,265)
Income allocated to participating securities	—	(2)	—	(585)	—
Income (loss) available to common stockholders	$(36,229)	$148	$(20,051)	$19,439	$(2,046)
Income (loss) per share, basic	$(0.85)	$0.00	$(0.60)	$0.93	$(0.17)
Income (loss) per share, diluted	$(0.85)	$0.00	$(0.60)	$0.86	$(0.17)

Weighted-average shares outstanding, basic	42,745	42,182	33,173	20,810	12,264

Weighted-average shares outstanding, diluted	42,745	42,251	33,173	22,669	12,264

Consolidated Balance Sheet Data:
Cash and cash equivalents	$49,489	$64,259	$52,712	$62,084	$5,151
Working capital	$112,540	$156,360	$125,033	$112,498	$51,161
Total assets	$720,296	$708,238	$674,680	$297,540	$239,986
Long-term debt, net of current portion	$221,091	$188,028	$203,861	$34,177	$98,095
Stockholders’ equity	$383,700	$418,261	$371,544	$217,982	$94,901

(1)	Reflects reclassification of co-product selling costs from cost of goods sold to selling, general and administrative expenses of approximately $2.5 million, $3.0 million, $3.2 million and $3.1 million for the years ended December 31, 2016, 2015, 2014 and 2013, respectively, to reflect current year classification.

No cash dividends on our common stock were declared during any of the periods presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We operate nine strategically-located production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, and five of our plants are located in the Midwestern states of Illinois and Nebraska. We are the sixth largest producer of ethanol in the United States based on annualized volumes. Our plants have a combined production capacity of 605 million gallons per year. We market all the ethanol, specialty alcohols and co-products produced at our plants as well as ethanol produced by third parties. On an annualized basis, we market nearly 1.0 billion gallons of ethanol and over 3.0 million tons of ethanol co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

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

We produce ethanol co-products at our production facilities such as wet distillers grains, or WDG, dried distillers grains with solubles, or DDGS, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, dried yeast and CO2.

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

See “Note 4 – Segments” to our Notes to Consolidated Financial Statements included elsewhere in this report for financial information about our business segments.

Current Initiatives and Outlook

Our results for the fourth quarter and full year reflect a difficult production margin environment due to lower average ethanol sales prices throughout the year. The industry’s high inventory levels negatively impacted ethanol sales prices, compressing production margins despite a decline in our average delivered cost of corn. Our results also reflect increased production gallons sold in the second half of the year predominately from increased volumes from our recently acquired ICP facility which, for the second half of the year, performed well and contributed $75.9 million in net sales and $3.7 million in pre-tax income.

In response to high industry-wide inventory levels and lower margins, we moderated production in locations most impacted by margin compression and where we were not otherwise contractually committed. We also reduced sales of third party ethanol to focus our sales efforts around our own production volumes where we are best able to maximize profitability and contribute to greater pricing stability. Industry inventory levels have since declined resulting from lower production and higher domestic and export demand. Ethanol inventories, which reached a record high at the beginning of 2018—running twenty percent higher than the same period in 2017—are now slightly lower than the same period last year while ethanol demand remains strong. As a result, margins have improved by approximately fifteen cents per gallon from the lows in December.

We remain confident we are heading into a stronger year supported by an improved supply and demand balance, continued stability in corn prices, a strong export market and increasing adoption of E15 across the United States. Domestic gasoline demand for the first two months of 2018 is more than 5% higher than in the comparable period in 2017. Exports reached a record level of 1.37 billion gallons in 2017, a 17% increase over 2016, and we expect similar if not greater export growth in 2018. We also expect growth in E15 availability and sales. At the beginning of 2018, E15 was available at more than 1,200 stations across 29 states. We expect E15 availability at over 2,000 stations by year end. We continue to work diligently with the industry to enable E15 and higher blends to achieve Reid Vapor Pressure (RVP) parity with the standard 10% blend ratio which will allow E15 sales for the entire year across the United States and further bolster ethanol demand. Ethanol remains a low cost, low carbon, high octane transportation fuel that we believe will continue to attract additional demand.

We continue to focus on transactions and initiatives to build long-term value. As a leading innovator in the ethanol industry, we are focused on making appropriate investments in our production facilities to reduce costs, improve our carbon score and support profitable operations. Our acquisition of ICP in July provided product diversification, bringing us high-quality alcohol products, which help support stronger margins and reduce our exposure to commodity price fluctuations in the fuel ethanol market. Our integration of ICP is progressing well and we are on track to achieve our goal of $4.5 million in annualized cost synergies in 2018.

Our 3.5 megawatt cogeneration system at our Stockton plant is partially complete. The first natural gas fired cogeneration unit is now fully commissioned, generating power and used in production at the plant. The second of two cogeneration units is still in its commissioning stage. The system converts process waste gas and natural gas into electricity and steam, reducing energy costs by up to $4.0 million per year and lowering carbon and nitrogen oxide emissions.

We received an updated LCFS pathway from the California Air Resources Board, incorporating the benefits of our industrial scale membrane system at our Madera facility that separates water from ethanol during the plant’s dehydration process. We are realizing energy savings of a 5% reduction in natural gas costs at the plant. Overall, we estimate the operating efficiencies, energy savings and carbon premium combined will total approximately $1.0 million annually at current market rates. We are in the process of evaluating this technology for potential implementation at other plants.

We are producing commercial levels of cellulosic ethanol at our Stockton, Madera and Magic Valley plants and generating D3 RINs at our Stockton plant. We have filed for approval from the EPA to produce D3 RINs at our Madera and Magic Valley plants.

Also at our Madera facility, we remain on schedule to begin full-scale operation of our 5 megawatt solar photovoltaic power system pending interconnection with our local utility. We expect the system to reduce our utility costs by over $1.0 million annually and lower our carbon score.

Our capital expenditures for 2017 totaled $20.9 million. We expect our 2018 capital expenditures to approximate our 2017 expenditure level, although we may adjust this amount based on industry economics and our financial performance.

We plan to drive growth by leveraging our diverse base of production and marketing assets to advance our position and significantly increase market share as a leading producer and marketer of low-carbon renewable fuels and high-quality alcohol products in the United States. The foundations of this strategy are our strategically located bio-refineries, which enable us to serve multiple markets; the diversity of our production, geography, technology, feedstocks and logistics, which helps us mitigate exposure to commodity price risks within fuel markets; and our focus on evaluating and investing in plant improvement and other initiatives to increase production and operating efficiencies and yields.

2017 Financial Performance Summary

Summary

Our consolidated net sales remained consistent at $1.6 billion compared to 2016. Our net income (loss) available to common stockholders declined by $36.3 million from net income of $0.1 million for 2016 to a net loss of $36.2 million for 2017.

Factors that contributed to our results of operations for 2017 include:

●	Net sales. Our net sales for the period remained consistent, the result of an increase in total gallons sold, offset by a decrease in our average sales price per gallon. Our total gallons of ethanol sold increased 3% to 952 million gallons for 2017 from 925 million gallons for 2016. Our production sales volume of ethanol increased 9% to 527 million gallons for 2017 from 484 million gallons for 2016, partially offset by a decrease in our third-party sales volume of 4% to 425 million gallons for 2017 from 440 million gallons for 2016. The increased production sales volume was primarily due to our mid-year acquisition of Illinois Corn Processing, LLC, or ICP. Our decreased third party sales volume was primarily due to an intentional reduction in less profitable third party sales.

●	Gross margin. Our gross margin decreased to 0.4% for 2017 from 3.3% for 2016. The decline in our gross margin was primarily the result of lower corn crush margins compared to 2016, predominately due to lower average ethanol sales prices.

●	Selling, general and administrative expenses. Our selling, general and administrative expenses, or SG&A, increased by $0.7 million to $31.5 million for 2017, as compared to $30.8 million for 2016, primarily as a result of higher employee benefits, non-cash compensation and professional fees related to our acquisition of ICP, and higher overhead and other costs related to ICP’s business. These increased expenses were partially offset by $3.6 million in gains associated with legal matters resolved in the first quarter of 2017.

●	Interest expense. Our interest expense declined by $9.5 million to $12.9 million for 2017 from $22.4 million for 2016. This decline primarily resulted from our refinance of debt balances acquired in connection with our acquisition of our Midwest plants, in which we replaced existing debt with lower cost debt.

Sales and Margins

We generate sales by marketing all the ethanol produced by our ethanol plants, all the ethanol produced by two other ethanol producers in the Western United States and ethanol purchased from other third-party suppliers throughout the United States. We also market high-quality alcohol products and ethanol co-products, including WDG and DDGS, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, corn oil, dried yeast and CO2, for our ethanol plants.

Our profitability is highly dependent on various commodity prices, including the market prices of ethanol, corn and natural gas.

Our average ethanol sales price declined by 3% to $1.62 per gallon for 2017 compared to $1.67 per gallon for 2016. The average price of ethanol as reported by the Chicago Board of Options Trade, or CBOT, declined by less than 1% to $1.50 per gallon for 2017 compared to $1.51 per gallon for 2016. Our average cost of corn declined by 2% to $3.82 per bushel for 2017 from $3.90 per bushel for 2016. The average price of corn as reported by the CBOT increased slightly to $3.59 per bushel for 2017 from $3.58 per bushel for 2016.

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

We believe that our gross profit margins depend primarily on five key factors:

●	the market price of ethanol, which we believe is impacted by the degree of competition in the ethanol market; the price of gasoline and related petroleum products; and government regulation, including government mandates;

●	the market price of key production input commodities, including corn and natural gas;

●	the market price of co-products;

●	our ability to anticipate trends in the market price of ethanol, co-products, and key input commodities and implement appropriate risk management and opportunistic strategies; and

●	the proportion of our sales of ethanol produced at our ethanol plants to our sales of ethanol produced by unrelated third-parties.

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

Results of Operations

Accounting for the Results of Illinois Corn Processing, LLC

We closed our acquisition of ICP on July 3, 2017 and, as a result, our results of operations include ICP’s results of operations only for the period from July 3, 2017 through December 31, 2017.

Selected Financial Information

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Years Ended December 31,			Percentage Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Production gallons sold (in millions)	527.2	484.1	319.2	8.9%	51.7%
Third-party gallons sold (in millions)	424.8	440.4	382.3	(3.5)%	15.2%
Total gallons sold (in millions)	952.0	924.5	701.5	3.0%	31.8%

Production capacity utilization	95%	93%	89%	2.2%	4.5%

Average sales price per gallon	$1.62	$1.67	$1.68	(3.0)%	(0.6)%

Corn cost per bushel—CBOT equivalent	$3.62	$3.63	$3.77	(0.3)%	(3.7)%

Average basis(1)	$0.20	$0.27	$0.52	(26.0)%	(48.1)%
Delivered cost of corn	$3.82	$3.90	$4.29	(2.1)%	(9.1)%

Total co-product tons sold (in thousands)	3,008.5	2,760.6	2,099.4	9.0%	31.5%

Co-product revenues as % of delivered cost of corn(2)	34.5%	35.1%	35.8%	(1.7)%	(2.0)%

Average CBOT ethanol price per gallon	$1.50	$1.51	$1.52	(0.1)%	—%

Average CBOT corn price per bushel	$3.59	$3.58	$3.77	0.3%	(5.0)%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	Years Ended		Dollar Change	Percentage Change	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2017	2016	(Unfavorable)	(Unfavorable)	2017	2016
	(dollars in thousands)
Net sales	$1,632,255	$1,624,758	$7,497	0.5%	100.0%	100.0%
Cost of goods sold	1,626,324	1,570,400	(55,924)	(3.6)%	99.6%	96.7%
Gross profit	5,931	54,358	(48,427)	(89.1)%	0.4%	3.3%
Selling, general and administrative expenses	31,516	30,849	(667)	2.2%	1.9%	1.9%
Income (loss) from operations	(25,585)	23,509	(49,094)	(208.8)%	(1.6)%	1.4%
Fair value adjustments	473	(557)	1,030	NM	0.0%	(0.0)%
Interest expense	(12,938)	(22,406)	9,468	42.3%	(0.8)%	(1.4)%
Other expense, net	(345)	(1)	(344)	NM	(0.0)%	(0.0)%
Income (loss) before provision for income taxes	(38,395)	545	(38,940)	NM	(2.4)%	0.0%
Provision (benefit) for income taxes	(321)	(981)	660	(67.3)%	(0.0)%	(0.1)%
Consolidated net income (loss)	(38,074)	1,526	(39,600)	NM	(2.3)%	0.1%
Net (income) loss attributed to noncontrolling interests	3,110	(107)	3,217	NM	0.2%	—%
Net income (loss) attributed to Pacific Ethanol, Inc.	$(34,964)	$1,419	$(36,383)	NM	(2.1)%	0.1%
Preferred stock dividends	(1,265)	(1,269)	4	(0.3)%	(0.1)%	(0.1)%
Income allocated to participating securities	—	(2)	2	—	—%	—%
Income (loss) available to common stockholders	$(36,229)	$148	$(36,377)	NM	(2.2)%	0.0%

Net Sales

The increase in our consolidated net sales for 2017 as compared to 2016 was primarily due to an increase in our total gallons sold, partially offset by a decrease in our average sales price per gallon.

We increased production gallons sold and our volume of co-products sold, for 2017 as compared to 2016, while decreasing third-party gallons sold. The increases in volumes of our production gallons and co-products sold are primarily due to additional volumes from our recently-acquired ICP production facility. We decreased third-party gallons sold due to an intentional reduction in less profitable third party sales.

Production Segment

Net sales of ethanol from our production segment increased by $45.7 million, or 6%, to $838.3 million for 2017 as compared to $792.6 million for 2016. Our total volume of production ethanol gallons sold increased by 43.1 million gallons, or 9%, to 527.2 million gallons for 2017 as compared to 484.1 million gallons for 2016. At our production segment’s average sales price per gallon of $1.59 for 2017, we generated $68.5 million in additional net sales from our production segment from the 43.1 million additional gallons of produced ethanol sold in 2017 as compared to 2016. The decline of $0.05, or 3%, in our production segment’s average sales price per gallon in 2017 as compared to 2016 reduced our net sales from our production segment by $22.8 million.

Net sales of co-products increased $11.2 million, or 4%, to $264.4 million for 2017 as compared to $253.2 million for 2016. Our total volume of co-products sold increased by 0.2 million tons to 3.0 million tons for 2017 from 2.8 million tons for 2016. At our average sales price per ton of $87.90 for 2017, we generated $21.8 million in additional net sales from the 0.2 million additional tons of co-products sold in 2017 as compared to 2016. The decline of $3.84, or 4%, in our average sales price per ton in 2017 as compared to 2016 decreased our net sales from our production segment by $10.6 million.

Marketing Segment

Net sales of ethanol from our marketing segment decreased by $49.4 million, or 9%, to $529.5 million for 2017 as compared to $578.9 million for 2016.

Our total volume of ethanol gallons sold by our marketing segment increased by 27.5 million gallons, or 3%, to 952.0 million gallons for 2017 as compared to 924.5 million gallons for 2016. Our additional production gallons sold accounted for 43.1 million gallons of this increase, as noted above, and was offset by 15.6 million fewer third-party gallons sold.

The increase in production gallons sold by our marketing segment contributed insignificantly to net sales generated by our marketing segment, resulting in an additional $0.4 million in net sales, which were eliminated upon consolidation.

At our marketing segment’s average sales price per gallon of $1.67 for 2017, we generated $26.0 million in lower net sales from our marketing segment from the 15.6 million gallon reduction in third-party ethanol sold in 2017 as compared to 2016. Further, the decline of $0.05 per gallon, or 3%, in our marketing segment’s average sales price per gallon in 2017 as compared to 2016 reduced our net sales from third-party ethanol sold by our marketing segment by $23.4 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit declined to $5.9 million for 2017 from $54.4 million for 2016, representing a gross margin of 0.4% for 2017 compared to 3.3% for 2016. Our consolidated gross profit decreased primarily due to significantly lower crush margins during the year resulting from lower ethanol prices. In addition, for the years ended December 31, 2017 and 2016, cost of goods sold included approximately $10.7 million and $7.4 million of larger than anticipated repair and maintenance related expenses to replace faulty equipment.

Production Segment

Our production segment’s gross profit declined by $38.7 million to $3.1 million for 2017 as compared to $41.8 million for 2016. Of this decline, $38.9 million is attributable to lower margins, offset slightly by $0.2 million in higher gross profit attributable to the 43.1 million gallon increase in production volumes sold in 2017 as compared to 2016.

Marketing Segment

Our marketing segment’s gross profit declined by $9.8 million to $2.8 million for 2017 as compared to $12.6 million for 2016. Of this decline, $9.6 million is attributable to lower margins and $0.2 million is attributable to decreased third party marketing volumes in 2017 as compared to 2016.

Selling, General and Administrative Expenses

Our SG&A increased $0.7 million to $31.5 million for 2017 as compared to $30.8 million for the same period in 2016. The increase in SG&A is due to higher employee benefits, non-cash compensation and professional fees associated with our ICP acquisition, and higher overhead and other costs related to ICP’s business, partially offset by $3.6 million in gains associated with legal matters resolved in the first quarter of 2017.

We expect SG&A of $34.0 million for 2018, or approximately $8.5 million per quarter.

Interest Expense

Interest expense declined by $9.5 million to $12.9 million for 2017 from $22.4 million for 2016. The decline primarily resulted from the refinance of debt balances acquired in connection with our acquisition of our Midwest plants, in which we replaced existing debt with lower cost debt.

Provision (Benefit) for Income Taxes

In 2017, we incurred book and tax losses, yet there were no prior years for which to carry back these losses. As a result, we will carry forward these tax losses, however, we must apply a valuation allowance against these net operating loss carryforwards until the realizability of these losses is more likely than not. Further, we revised the amount of our net deferred tax liabilities under the new Federal tax rates, and consequently recognized a gain on the reduction of these net tax liabilities of $0.3 million, resulting in a net tax benefit for 2017.

Net (Income) Loss Attributed to Noncontrolling Interests

Net (income) loss attributed to noncontrolling interests relates to our consolidated treatment of Pacific Aurora. Beginning in 2016, we consolidated the assets associated with Pacific Aurora before and after the admission of a 26% equity owner of Pacific Aurora. As a result, we reduced our consolidated net income (loss) for the noncontrolling interests, which were the ownership interests that we did not own.

Preferred Stock Dividends

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid in cash dividends of $1.3 million for each of 2017 and 2016 in respect of our Series B Preferred Stock.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Years Ended		Dollar Change	Percentage Change	Results as a Percentage of Net Sales for the Years Ended
	December 31,		Favorable	Favorable	December 31,
	2016	2015	(Unfavorable)	(Unfavorable)	2016	2015
	(dollars in thousands)
Net sales	$1,624,758	$1,191,176	$433,582	36.4%	100.0%	100.0%
Cost of goods sold	1,570,400	1,180,810	389,590	33.0%	96.7%	99.1%
Gross profit	54,358	10,366	43,992	424.4%	3.3%	0.9%
Selling, general and administrative expenses	30,849	26,368	(4,481)	(17.0)%	1.9%	2.2%
Asset impairment	—	1,970	1,970	100.0%	—%	0.2%
Income (loss) from operations	23,509	(17,972)	41,481	NM	1.4%	(1.5)%
Fair value adjustments	(557)	1,641	(2,198)	NM	(0.0)%	0.1%
Interest expense	(22,406)	(12,594)	(9,812)	(77.9)%	(1.4)%	(1.1)%
Other income (expense), net	(1)	18	(19)	NM	(0.0)%	—%
Income (loss) before provision for income taxes	545	(28,907)	29,452	NM	0.0%	(2.4)%
Provision (benefit) for income taxes	(981)	(10,034)	(9,053)	(90.2)%	(0.1)%	(0.8)%
Consolidated net income (loss)	1,526	(18,873)	20,399	NM	0.1%	(1.6)%
Net (income) loss attributed to noncontrolling interests	(107)	87	(194)	NM	—%	—%
Net income (loss) attributed to Pacific Ethanol, Inc.	$1,419	$(18,786)	$20,205	NM	0.1%	(1.6)%
Preferred stock dividends	(1,269)	(1,265)	(4)	(0.3)%	(0.1)%	(0.1)%
Income allocated to participating securities	(2)	—	(2)	NM	—%	—%
Income (loss) available to common stockholders	$148	$(20,051)	$20,199	NM	0.0%	(1.7)%

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

Our average sales price per gallon remained relatively flat at $1.67 for 2016 compared to our average sales price per gallon of $1.68 for 2015. Similarly, the average CBOT ethanol price per gallon, remained relatively flat at $1.51 for 2016 compared to $1.52 for 2015.

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

Net sales of co-products increased $70.7 million, or 39%, to $253.2 million for 2016 as compared to $182.5 million for 2015. Our total volume of co-products sold increased by 0.7 million tons to 2.8 million tons for 2016 from 2.1 million tons for 2015. At our average sales price per ton of $91.74 for 2016, we generated $60.6 million in additional net sales from the 0.7 million additional tons of co-products sold in 2016 as compared to 2015. In addition, the increase of $4.82, or 5.5%, in our average sales price per ton in 2016 as compared to 2015 increased our net sales from our production segment by $10.1 million.

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

Cost of Goods Sold and Gross Profit

Our consolidated gross profit improved significantly to $54.4 million for 2016 from $10.4 million for 2015, representing a gross margin of 3.3% for 2016 compared to 0.9% for 2015. Our consolidated gross profit increased primarily due to a decline of $0.39 in our average delivered cost of corn per bushel in 2016 as compared to 2015.

Production Segment

Our production segment improved our consolidated gross profit by $40.6 million for 2016 as compared to 2015. Of this amount, $26.4 million is attributable to higher margins resulting primarily from our lower corn costs in 2016 as compared to 2015, and $14.2 million in higher gross profit is attributed to the 164.9 million gallon increase in production volumes sold in 2016 as compared to 2015.

Marketing Segment

Our marketing segment improved our consolidated gross profit by $3.4 million for 2016 as compared to 2015. Of this amount, $2.2 million is attributable to the 58.1 million gallon increase in third party marketing volumes in 2016 as compared to 2015, and $1.2 million is attributable to higher margins from our marketing segment in 2016 as compared to 2015.

Selling, General and Administrative Expenses

Our SG&A increased $4.5 million to $30.8 million for 2016 as compared to $26.3 million for the same period in 2015. The increase in SG&A is due to increased professional fees relating to our litigation matters, our costs associated with our transaction with ACEC and refinancing efforts during 2016 and an increase in compensation costs.

Interest Expense

Interest expense increased by $9.8 million to $22.4 million for 2016 from $12.6 million for 2015. Increased interest expense is primarily related to a full year of debt inherited in the acquisition of our Midwest facilities as well as increased debt discount amortization resulting from our early payoff of the debt. In December 2016, we refinanced our outstanding plant debt with new term and revolving debt at interest rates much lower than the prior debt which should result in lower interest expense in future periods.

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

Net (Income) Loss Attributed to Noncontrolling Interests

Net (income) loss attributed to noncontrolling interests relates to our consolidated treatment of Pacific Aurora as previously discussed, and PE Op Co., which indirectly owns our plants located on the West Coast. In 2015, PE Op Co. was not wholly owned for the entire year, but was wholly owned at the end of 2015.

Preferred Stock Dividends

Shares of our Series B Preferred Stock are entitled to quarterly cumulative dividends payable in arrears in an amount equal to 7% per annum of the purchase price per share of the Series B Preferred Stock. We accrued and paid in cash dividends of $1.3 million for each of 2016 and 2015 in respect of our Series B Preferred Stock.

Liquidity and Capital Resources

During 2017, we funded our operations primarily from cash on hand, cash generated from our operations, proceeds from new credit facilities, advances from our revolving credit facilities, proceeds from the issuance of additional senior notes, income tax refunds and proceeds from warrant exercises. A portion of these funds were also used to acquire ICP, make payments on our term debt, make capital expenditures, make payments on our capital leases and pay dividends in respect of our Series B Preferred Stock.

Our current available capital resources consist of cash on hand and amounts available for borrowing under our credit facilities. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our credit facilities and cash generated from operations.

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

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$49,489	$64,259
Current assets	$203,246	$235,201
Property and equipment, net	$508,352	$465,190
Current liabilities	$90,706	$78,841
Long-term debt, noncurrent portion	$221,091	$188,028
Working capital	$112,540	$156,360
Working capital ratio	2.24	2.98

Restricted Net Assets

At December 31, 2017, we had approximately $302.9 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Changes in Working Capital and Cash Flows

Working capital decreased to $112.5 million at December 31, 2017 from $156.4 million at December 31, 2016 as a result of a decrease of $32.0 million in current assets and an increase of $11.9 million in current liabilities.

Current assets decreased primarily due to a decrease of $14.8 million in cash, $6.7 million in prepaid inventory, $5.9 million in accounts receivable, $5.0 million in income tax receivables and $1.1 million in derivative and other assets, partially offset by an increase of $1.5 million in inventories.

Our cash and cash equivalents decreased by $14.8 million at December 31, 2017 as compared to December 31, 2016 primarily due to $50.4 million used in our investing activities in connection with our plant improvement initiatives and our acquisition of ICP, and an additional $0.8 million used in our net financing activities, partially offset by $36.5 million of cash generated from our operations.

Our current liabilities increased by $11.9 million at December 31, 2017 as compared to December 31, 2016 primarily due to an increase of $9.5 million in current portion of long-term debt, $4.1 million in accounts payable and accrued liabilities, partially offset by a decrease of $1.5 million in derivative and other current liabilities.

Cash provided by or used in our Operating Activities

Cash provided by our operating activities declined by $0.7 million in 2017 as compared to 2016. We generated $36.5 million of cash from our operating activities in 2017. Specific factors that contributed to the decrease in cash provided by our operating activities include:

●	a decrease related to net income (loss) of $36.5 million;

●	a decrease related to accounts payable and accrued expenses of $14.8 million due to the timing of payments and higher sales volumes;

●	a decrease related to interest expense added to plant term debt of $9.5 million as we did not add any interest to plant debt balances in 2017; and

●	a decrease related to prepaid expenses and other assets of $0.5 million due to the collection of income tax refunds.

These amounts were partially offset by:

●	an increase related to accounts receivable of $42.8 million primarily due to the timing of collections; and

●	an increase related to inventories and prepaid inventory of $15.0 million due to the timing of purchases.

Cash used in our Investing Activities

Cash used in our investing activities increased by $35.8 million in 2017 as compared to 2016. We used $50.4 million of cash in our investing activities in 2017. The increase in cash used in our investing activities is primarily due to $29.6 million of net cash used in our acquisition of ICP and an increase of $1.7 million in capital expenditures.

Cash provided by or used in our Financing Activities

Cash used in our financing activities declined by $9.1 million in 2017 as compared to 2016. We used $0.8 million of cash in our financing activities in 2017. The decrease in cash used in our financing activities is primarily due to the following activities:

●	a decrease of $91.3 million in proceeds from credit agreements and assessment financing, in the current year as compared to our debt refinancing transactions in the prior year; and

●	a decrease of $30.0 million from the sale of a portion of our equity interest in Pacific Aurora in the prior year.

These amounts were partially offset by:

●	a decrease of $112.1 million in payments in respect of term and revolving debt; and

●	a decrease of $6.5 million in payments on capital leases.

Kinergy Operating Line of Credit

Kinergy maintains an operating line of credit for an aggregate amount of up to $100.0 million. The credit facility matures on August 2, 2022. Interest accrues under the credit facility at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging from 1.50% to 2.00%. The credit facility’s monthly unused line fee is 0.25% to 0.375% of the amount by which the maximum credit under the facility exceeds the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to Kinergy are limited under the terms of the credit facility to $1.5 million per fiscal quarter. The credit facility also includes the accounts receivable of Pacific Ag. Products, LLC, or PAP, as additional collateral. Payments that may be made by PAP to Pacific Ethanol as reimbursement for management and other services provided by Pacific Ethanol to PAP are limited under the terms of the credit facility to $0.5 million per fiscal quarter. PAP, one of our indirect wholly-owned subsidiaries, markets our co-products and also provides raw material procurement services to our subsidiaries.

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

	Years Ended December 31,
	2017	2016
Fixed Charge Coverage Ratio Requirement	2.00	2.00
Actual	2.79	7.88
Excess	0.79	5.88

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of December 31, 2017, Kinergy had an outstanding balance of $49.5 million and an unused availability under the credit facility of $27.4 million.

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

On August 7, 2017, Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 25 basis points to an annual rate equal to the 30-day LIBOR plus 4.00%. Pekin and its lender also agreed that Pekin is required to maintain working capital of not less than $17.5 million from August 31, 2017 through December 31, 2017 and working capital of not less than $20.0 million from January 1, 2018 and continuing at all times thereafter. In addition, the required Debt Service Coverage Ratio was reduced to 0.15 to 1.00 for the fiscal year ended December 31, 2017. Pekin’s actual Debt Service Coverage Ratio was 0.17 to 1.00 for the fiscal year ended December 31, 2017, 0.02 in excess of the required 0.15 to 1.00. For the month ended January 31, 2018, Pekin was not in compliance with its working capital requirement due to larger than anticipated repair and maintenance related expenses to replace faulty equipment. Pekin has received a waiver from its lender for this noncompliance. Further, the lender decreased Pekin’s working capital covenant requirement to $13.0 million for the month ended February 28, 2018, excluding the $3.5 million principal payment due in May 2018 in the calculation. As of the filing of this report, we believe Pekin is in compliance with its working capital requirement.

ICP Credit Facilities

On September 15, 2017, ICP entered into term and revolving credit facilities. ICP borrowed $24.0 million under term loan facility that matures on September 20, 2021 and $18.0 million under a revolving credit facility that matures on September 1, 2022. The ICP credit facilities are secured by a first-priority security interest in all of ICP’s assets. Interest accrues under the ICP credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. ICP is required to make quarterly consecutive principal payments in the amount of $1.5 million. ICP is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the terms of the credit facilities, ICP is required to maintain not less than $8.0 million in working capital and an annual debt coverage ratio of not less than 1.5 to 1.0, beginning for the year ended December 31, 2018.

Pacific Aurora Credit Facility

On December 15, 2016, Pacific Aurora entered into a revolving credit facility for up to $30.0 million that matures on February 1, 2022. The credit facility is secured by a first-priority security interest in all of Pacific Aurora’s assets. Borrowing availability under the credit facility automatically declines by $2.5 million on the first day of each June and December beginning on June 1, 2017 through and including December 1, 2020. Interest accrues under the Pacific Aurora credit facility at an annual rate equal to the 30-day LIBOR plus 4.0%, payable monthly. Pacific Aurora is required to pay monthly in arrears a fee on any unused portion of the credit facility at a rate of 0.75% per annum. Prepayment of the credit facility is subject to a prepayment penalty. Under the terms of the credit facility, Pacific Aurora was required to maintain not less than $22.5 million in working capital through June 30, 2017, not less than $24.0 million in working capital after June 30, 2017 and an annual debt service coverage ratio of not less than 1.50 to 1.00. These covenants were partially amended, as noted below.

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

At December 31, 2017, Pacific Aurora was not in compliance with its working capital and Debt Service Coverage Ratio requirements. We did not utilize the credit facility in 2017 and have no plans to draw on the facility at this time, having addressed the liquidity and capital needs of Pacific Aurora through other means. Consequently, we are in discussions with our lender to either amend the credit facility or terminate it.

Pacific Ethanol, Inc. Notes Payable

On December 12, 2016, we entered into a Note Purchase Agreement with five accredited investors. On December 15, 2016, under the terms of the Note Purchase Agreement, we sold $55.0 million in aggregate principal amount of our senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold. On June 26, 2017, we entered into a second Note Purchase Agreement with five accredited investors. On June 30, 2017, under the terms of the second Note Purchase Agreement, we sold an additional $13.9 million in aggregate principal amount of our senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold, for a total of $68.9 million in aggregate principal amount of senior secured notes.

The notes mature on December 15, 2019. Interest on the notes accrues at an annual rate equal to (i) the greater of 1% and the three-month LIBOR, plus 7.0% from the closing through December 14, 2017, (ii) the greater of 1% and the three-month LIBOR, plus 9% between December 15, 2017 and December 14, 2018, and (iii) the greater of 1% and the three-month LIBOR plus 11% between December 15, 2018 and the maturity date. The interest rate increases by an additional 2% per annum above the interest rate otherwise applicable upon the occurrence and during the continuance of an event of default until cured. Interest is payable in cash in arrears on the 15th calendar day of each March, June, September and December. We are required to pay all outstanding principal and any accrued and unpaid interest on the notes on the maturity date. We may, at our option, prepay the outstanding principal amount of the notes at any time without premium or penalty. Pacific Ethanol, Inc. issued the notes, which are secured by a first-priority security interest in the equity interest held by Pacific Ethanol, Inc. in its wholly-owned subsidiary, PE Op. Co., which indirectly owns our plants located on the West Coast.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for 2017, 2016 or 2015.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations (in thousands):

Contractual Obligations At December 31, 2017	2018	2019	2020	2021	2022	Thereafter	Total
Sourcing commitments(1)	$30,066	$—	$—	$—	$—	$—	$30,066
Debt principal	20,000	88,948	20,000	16,000	99,477	—	244,425
Debt interest(2)	15,254	14,692	5,971	4,844	1,824	2	42,587
Capital projects	7,296	—	—	—	—	—	7,296
Operating leases(3)	11,841	9,236	7,042	4,074	3,894	5,530	41,617
Capital leases(3)	613	45	45	34	—	—	737
Preferred dividends(4)	1,265	1,265	1,265	1,265	1,265	1,265	7,590
Total commitments	$86,335	$114,186	$34,323	$26,217	$106,460	$6,797	$374,318

(1)	Unconditional fixed purchase commitments for production materials incurred in the normal course of business.

(2)	Payments based on interest rates and balances as of December 31, 2017 through maturity.

(3)	Future minimum payments under capital and non-cancelable operating leases.

(4)	Represents dividends on 926,942 shares of Series B Preferred Stock. Dividends accrue until Series B Preferred Stock is converted to common stock or redeemed. The “thereafter” amount includes only one additional year of dividends.

The above table outlines our obligations as of December 31, 2017 and does not reflect the changes in our obligations that occurred after that date.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. We derive revenue primarily from sales of ethanol and related co-products. We recognize revenue when title transfers to our customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, we engage in three basic types of revenue generating transactions:

●	As a producer. Sales as a producer consist of sales of our inventory produced at our ethanol production facilities.

●	As a merchant. Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which we may or may not obtain physical control of the ethanol in which shipments are directed from our suppliers to our terminals or direct to our customers but for which we accept the risk of loss in the transactions.

●	As an agent. Sales as an agent consist of sales to customers through purchases from third-party suppliers in which the risks and rewards of inventory ownership remain with third-party suppliers and we receive a predetermined service fee under these transactions.

The following table shows our net sales generated as a producer, a merchant and as an agent for the years presented (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Producer	$1,102,722	$1,045,807	$710,114
Merchant	527,869	577,347	479,551
Agent	1,664	1,604	1,511
	$1,632,255	$1,624,758	$1,191,176

Revenue from sales of third-party ethanol is recorded net of costs when we are acting as an agent between a customer and a supplier and gross when we are a principal to the transaction. Several factors are considered to determine whether we are acting as an agent or principal, most notably whether we are the primary obligor to the customer, whether we have inventory risk and related risk of loss or whether we add meaningful value to the supplier’s product or service. Consideration is also given to whether we have latitude in establishing the sales price or have credit risk, or both. When we act as an agent, we record revenues on a net basis, or our predetermined fees and any associated freight, based upon the amount of net revenues retained in excess of amounts paid to suppliers.

We record revenues based upon the gross amounts billed to our customers in transactions where we act as a producer or a merchant and obtain title to ethanol and therefore own the product and any related unmitigated inventory risk for the ethanol, regardless of whether we actually obtain physical control of the product.

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

In 2015, we recorded an impairment charge of $2.0 million on our long-lived assets related to the abandonment of certain accounting and information technology systems following our integration of our Midwest plants. We did not recognize any asset impairment charges in 2017 and 2016.

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

Our pre-tax consolidated loss was $38.4 million, compared to income of $0.5 million and a loss of $28.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. In 2016, we carried back a portion of our losses to apply to taxable income in 2014, however, based on our current and prior results, we do not have significant evidence to support a conclusion that we will more likely than not be able to benefit from our remaining deferred tax assets. As such, we have recorded a valuation allowance against our net deferred tax assets.

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

Allowance for Doubtful Accounts

We sell ethanol primarily to gasoline refining and distribution companies, sell corn oil to poultry and biodiesel customers and sell other co-products to dairy operators and animal feed distributors. We had significant concentrations of credit risk from sales of our ethanol as of December 31, 2017 and 2016, as described in Note 1 to our consolidated financial statements included elsewhere in this report. However, historically, those ethanol customers have had good credit ratings and we have collected the amounts billed to those customers. Receivables from customers are generally unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

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

We recognized a bad debt expense of $5,000 and $306,000 and bad debt recoveries of $354,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements commencing on page F-19 of this report.

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

Commodity Risk

We produce ethanol, specialty alcohols and co-products. Our business is sensitive to changes in the prices of ethanol and corn. In the ordinary course of business, we may enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in ethanol and corn prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

We satisfy our physical corn needs, the principal raw material used to produce ethanol and ethanol co-products, based on supply-guaranteed contracts with our vendors. Generally, we determine the purchase price of our corn at the time we begin to grind that day’s needs. Additionally, we also enter into volume contracts with our vendors to fix the purchase price. As such, we are also subject to market risk with respect to the price of corn. The price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global supply and demand. Under the fixed price arrangements, we assume the risk of a decrease in the market price of corn between the time the price is fixed and the time the corn is utilized.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $4.2 million, income of $1.4 million and losses of $0.3 million related to settled non-designated hedges as the change in the fair values of these contracts for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of December 31, 2017, which may differ materially from actual results, are as follows (in millions):

Commodity	Year Ending December 31, 2017 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	952.0	Gallons	$85.8
Corn	188.3	Bushels	$68.2

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At December 31, 2017, $244.4 million of our long-term debt was variable-rate in nature. Based on a 100 basis point (1.00%) increase in the interest rate on our long-term debt, on an annualized basis, our pre-tax income for the year ended December 31, 2017 would have been negatively impacted by approximately $2.4 million.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

RSM US LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2017. That report is included in Part IV of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Pacific Ethanol, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Ethanol, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Sioux Falls, South Dakota
March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Pacific Ethanol, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Pacific Ethanol, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ RSM US LLP

Sioux Falls, South Dakota

March 15, 2018

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	December 31,
	2017	2016
ASSETS

Current Assets:
Cash and cash equivalents	$49,489	$64,259
Accounts receivable, net of allowance for doubtful accounts of $19 and $331, respectively	80,344	86,275
Inventories	61,550	60,070
Prepaid inventory	3,281	9,946
Income tax receivables	743	5,730
Derivative assets	998	978
Other current assets	6,841	7,943
Total current assets	203,246	235,201

Property and equipment, net	508,352	465,190

Other Assets:
Intangible assets	2,678	2,678
Other assets	6,020	5,169
Total other assets	8,698	7,847
Total Assets	$720,296	$708,238

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except shares and par value)

	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$39,738	$37,051
Accrued liabilities	21,673	20,280
Current portion – capital leases	592	794
Current portion – long-term debt	20,000	10,500
Derivative liabilities	2,307	4,115
Other current liabilities	6,396	6,101
Total current liabilities	90,706	78,841

Long-term debt, net of current portion	221,091	188,028
Capital leases, net of current portion	123	547
Warrant liabilities at fair value	—	651
Other liabilities	24,676	21,910
Total Liabilities	336,596	289,977
Commitments and contingencies (Notes 1, 8, 9 and 14)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A: 1,684,375 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Series B: 1,580,790 shares authorized; 926,942 shares issued and outstanding as of December 31, 2017 and 2016; liquidation preference of $18,075 as of December 31, 2017	1	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 43,984,975 and 39,772,238 shares issued and outstanding as of December 31, 2017 and 2016, respectively	44	40
Non-voting common stock, $0.001 par value; 3,553,000 shares authorized; 896 and 3,540,132 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	4
Additional paid-in capital	927,090	922,698
Accumulated other comprehensive loss	(2,234)	(2,620)
Accumulated deficit	(568,462)	(532,233)
Total Pacific Ethanol, Inc. stockholders’ equity	356,439	387,890
Noncontrolling interests	27,261	30,371
Total stockholders’ equity	383,700	418,261
Total Liabilities and Stockholders’ Equity	$720,296	$708,238

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Net sales	$1,632,255	$1,624,758	$1,191,176
Cost of goods sold	1,626,324	1,570,400	1,180,810
Gross profit	5,931	54,358	10,366
Selling, general and administrative expenses	31,516	30,849	26,368
Asset impairment	—	—	1,970
Income (loss) from operations	(25,585)	23,509	(17,972)
Fair value adjustments and warrant inducements	473	(557)	1,641
Interest expense	(12,938)	(22,406)	(12,594)
Other income (expense), net	(345)	(1)	18
Income (loss) before provision for income taxes	(38,395)	545	(28,907)
Provision (benefit) for income taxes	(321)	(981)	(10,034)
Consolidated net income (loss)	(38,074)	1,526	(18,873)
Net (income) loss attributed to noncontrolling interests	3,110	(107)	87
Net income (loss) attributed to Pacific Ethanol, Inc.	$(34,964)	$1,419	$(18,786)
Preferred stock dividends	$(1,265)	$(1,269)	$(1,265)
Income allocated to participating securities	—	(2)	—
Income (loss) available to common stockholders	$(36,229)	$148	$(20,051)
Income (loss) per share, basic and diluted	$(0.85)	$0.00	$(0.60)
Weighted-average shares outstanding, basic	42,745	42,182	33,173
Weighted-average shares outstanding, diluted	42,745	42,251	33,173

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Consolidated net income (loss)	$(38,074)	$1,526	$(18,873)
Other comprehensive income (expense) – net gain (loss) arising during the period on defined benefit pension plans	386	(3,660)	1,040
Total comprehensive loss	(37,688)	(2,134)	(17,833)
Comprehensive (income) loss attributed to noncontrolling interests	3,110	(107)	87

Comprehensive loss attributed to Pacific Ethanol, Inc.	$(34,578)	$(2,241)	$(17,746)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balances, January 1, 2015	927	$1	24,499	$25	$725,813	$(512,332)	$—	$4,475	$217,982
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	216	—	1,475	—	—	—	1,475
Pension plan adjustment	—	—	—	—	—	—	1,040	—	1,040
Warrant exercises	—	—	42	—	440	—	—	—	440
Shares issued in PE Central acquisition	—	—	17,758	18	174,555	—	—	—	174,573
Purchases of interests in PE Op Co.	—	—	—	—	560	—	—	(4,388)	(3,828)
Preferred stock dividends	—	—	—	—	—	(1,265)	—	—	(1,265)
Net loss	—	—	—	—	—	(18,786)	—	(87)	(18,873)
Balances, December 31, 2015	927	$1	42,515	$43	$902,843	$(532,383)	$1,040	$—	$371,544
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	—	—	659	1	2,281	—	—	—	2,282
Warrant exercises	—	—	138	—	1,338	—	—	—	1,338
ACEC contribution to form Pacific Aurora	—	—	—	—	5,761	—	—	10,739	16,500
Pension plan adjustment	—	—	—	—	—	—	(3,660)	—	(3,660)
Sale of Pacific Aurora interests to ACEC	—	—	—	—	10,475	—	—	19,525	30,000
Preferred stock dividends	—	—	—	—	—	(1,269)	—	—	(1,269)
Net income	—	—	—	—	—	1,419	—	107	1,526
Balances, December 31, 2016	927	$1	43,312	$44	$922,698	$(532,233)	$(2,620)	$30,371	$418,261
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	—	—	473	—	3,014	—	—	—	3,014
Warrant and option exercises	—	—	201	—	1,378	—	—	—	1,378
Pension plan adjustment	—	—	—	—	—	—	386	—	386
Preferred stock dividends	—	—	—	—	—	(1,265)	—	—	(1,265)
Net loss	—	—	—	—	—	(34,964)	—	(3,110)	(38,074)
Balances, December 31, 2017	927	$1	43,986	$44	$927,090	$(568,462)	$(2,234)	$27,261	$383,700

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities:
Consolidated net income (loss)	$(38,074)	$1,526	$(18,873)
Adjustments to reconcile consolidated net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	38,651	35,441	23,632
Fair value adjustments	(473)	557	(1,641)
Asset impairment	—	—	1,970
Deferred income taxes	169	(1,122)	(2,023)
Inventory valuation	2,678	—	509
Change in fair value on commodity derivative instruments	2,077	1,984	542
Amortization of deferred financing costs	503	137	272
Amortization of debt discounts	636	2,322	716
Noncash compensation	3,828	2,616	2,019
Bad debt expense (recovery)	5	306	(354)
Interest expense added to plant term debt	—	9,451	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,562	(25,235)	(15,950)
Inventories	5,070	750	(13,296)
Prepaid expenses and other assets	2,677	3,189	(1,093)
Prepaid inventory	6,738	(3,973)	5,622
Accounts payable and accrued expenses	(5,538)	9,279	(10,045)
Net cash provided by (used in) operating activities	$36,509	$37,228	$(27,993)
Investing Activities:
Additions to property and equipment	$(20,866)	$(19,171)	$(20,507)
Purchase of ICP, net of cash acquired	(29,574)	—	—
Proceeds (payments) for cash collateralized letters of credit	—	4,574	(4,574)
Net cash from acquisition of PE Central	—	—	18,756
Net cash used in investing activities	$(50,440)	$(14,597)	$(6,325)
Financing Activities:
Proceeds from warrant and option exercises	$1,202	$1,164	$368
Proceeds from plant term and revolving credit agreements	42,000	97,000	—
Proceeds from parent notes	13,530	53,350	—
Sale of noncontrolling interests	—	30,000	—
Proceeds from assessment financing	5,618	2,096	—
Net proceeds (payments) on Kinergy’s line of credit	(385)	(11,141)	43,584
Payments on plant borrowings	(59,927)	(172,073)	(13,833)
Debt issuance costs	(986)	(1,960)	—
Preferred stock dividend payments	(1,265)	(1,269)	(1,265)
Payments on capital leases	(626)	(7,089)	(5,059)
Net cash provided by (used in) financing activities	$(839)	$(9,922)	$23,795
Net increase (decrease) in cash and cash equivalents	(14,770)	12,709	(10,523)
Cash and cash equivalents at beginning of period	64,259	51,550	62,073
Cash and cash equivalents at end of period	$49,489	$64,259	$51,550

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Supplemental Information:

Interest paid	$11,133	$11,168	$11,685

Income tax refunds	$5,614	$4,784	$5,710
Noncash financing and investing activities:
Accrued payment for ownership positions of PE Op Co.	$—	$—	$3,828
Capital leases added to plant and equipment	$180	$—	$1,864
Reclass of warrant liability to equity upon exercises	$178	$179	$72
Contribution of property and equipment for noncontrolling interest (see Note 2)	$—	$16,500	$—
Debt issued in ICP acquisition (see Note 2)	$46,927	$—	$—
Common stock issued in PE Central acquisition (see Note 2)	$—	$—	$174,573

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.

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

The Company’s acquisition of Aventine Renewable Energy Holdings, Inc. (now, Pacific Ethanol Central, LLC, a Delaware limited liability company, “PE Central”) was consummated on July 1, 2015, and as a result, the Company’s consolidated financial statements include the results of PE Central only as of and for the years ended December 31, 2017 and 2016 and for the six months ended December 31, 2015.

On December 15, 2016, the Company and Aurora Cooperative Elevator Company, a Nebraska cooperative corporation (“ACEC”), closed a transaction under a contribution agreement under which the Company contributed its Aurora, Nebraska ethanol facilities and ACEC contributed its Aurora grain elevator and related grain handling assets to Pacific Aurora, LLC (“Pacific Aurora”) in exchange for equity interests in Pacific Aurora. On December 15, 2016, concurrently with the closing under the contribution agreement, the Company sold a portion of its equity interest in Pacific Aurora to ACEC. As a result, the Company owned 73.93% of Pacific Aurora and ACEC owned 26.07% of Pacific Aurora as of December 31, 2017 and 2016. Further, the Company has consolidated 100% of the results of Pacific Aurora and recorded ACEC’s 26.07% equity interest as noncontrolling interests in the accompanying financial statements for the year ended December 31, 2017 and for the period December 15, 2016 through December 31, 2016.

The Company’s acquisition of Illinois Corn Processing, LLC (“ICP”) was consummated on July 3, 2017, and as a result, the Company’s consolidated financial statements include the results of ICP only for the period from July 3, 2017 through December 31, 2017.

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

With the addition of four Midwestern ethanol plants in July 2015 as a result of the Company’s acquisition of PE Central and the addition of ICP’s plant in July 2017, the Company now has a combined production capacity of 605 million gallons per year, markets, on an annualized basis, nearly 1.0 billion gallons of ethanol and specialty alcohols, and produces, on an annualized basis, over 3.0 million tons of co-products on a dry matter basis, such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, dried yeast and CO2. The Company’s five ethanol plants in the Midwest (together with their respective holding companies, the “Pacific Ethanol Central Plants”) are located in the heart of the Corn Belt, benefit from low-cost and abundant feedstock production and allow for access to many additional domestic markets. In addition, the Company’s ability to load unit trains from these facilities in the Midwest allows for greater access to international markets.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, all nine facilities were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Basis of Presentation – The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segments – A segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company determines and discloses its segments in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Section 280, Segment Reporting, which defines how to determine segments. The Company reports its financial and operating performance in two reportable segments: (1) ethanol production, which includes the production and sale of ethanol, specialty alcohols and co-products, with all of the Company’s production facilities aggregated, and (2) marketing and distribution, which includes marketing and merchant trading for Company-produced ethanol, specialty alcohols and co-products and third-party ethanol.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its accounts at several financial institutions. These cash balances regularly exceed amounts insured by the Federal Deposit Insurance Corporation, however, the Company does not believe it is exposed to any significant credit risk on these balances.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company sells ethanol to gasoline refining and distribution companies, sells distillers grains and other feed co-products to dairy operators and animal feedlots and sells corn oil to poultry and biodiesel customers generally without requiring collateral. Due to a limited number of ethanol customers, the Company had significant concentrations of credit risk from sales of ethanol as of December 31, 2017 and 2016, as described below.

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

Of the accounts receivable balance, approximately $64,501,000 and $64,853,000 at December 31, 2017 and 2016, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $19,000 and $331,000 as of December 31, 2017 and 2016, respectively. The Company recorded a bad debt expense of $5,000 and $306,000 and a recovery of $354,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risks – Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk, whether on- or off-balance sheet, that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below. Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable which have no collateral or security. The Company has not experienced any significant losses in such accounts and believes that it is not exposed to any significant risk of loss of cash.

The Company sells fuel-grade ethanol to gasoline refining and distribution companies. The Company sold ethanol to customers representing 10% or more of the Company’s total net sales, as follows.

	Years Ended December 31,
	2017	2016	2015
Customer A	16%	17%	12%
Customer B	11%	12%	15%
Customer C	6%	6%	12%

The Company had accounts receivable due from these customers totaling $21,584,000 and $21,274,000, representing 27% and 25% of total accounts receivable, as of December 31, 2017 and 2016, respectively.

The Company purchases corn, its largest cost component in producing ethanol, from its suppliers. The Company purchased corn from suppliers representing 10% or more of the Company’s total corn purchases, as follows:

	Years Ended December 31,
	2017	2016	2015
Supplier A	14%	13%	19%
Supplier B	13%	4%	—%
Supplier C	10%	8%	9%
Supplier D	9%	13%	13%

Approximately 32% of the Company’s employees are covered by a collective bargaining agreement.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories – Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, co-products, low-carbon and Renewable Identification Number (“RIN”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a $2.7 million valuation adjustment as of December 31, 2017. Inventory balances consisted of the following (in thousands):

	December 31,
	2017	2016
Finished goods	$35,652	$33,773
Work in progress	8,807	7,092
Raw materials	7,601	6,571
Low-carbon and RIN credits	7,952	10,926
Other	1,538	1,708
Total	$61,550	$60,070

Property and Equipment – Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Facilities and plant equipment	10 – 25 years
Other equipment, vehicles and furniture	5 – 10 years

The cost of normal maintenance and repairs is charged to operations as incurred. Significant capital expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of property and equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any resulting gains or losses are reflected in current operations.

Intangible Asset – The Company assesses indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the Company determines that an impairment charge is needed, the charge will be recorded as an asset impairment in the consolidated statements of operations.

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

Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. The Company derives revenue primarily from sales of ethanol and related co-products. The Company recognizes revenue when title transfers to its customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into either verbally or in writing with customers. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, the Company engages in three basic types of revenue generating transactions:

●	As a producer. Sales as a producer consist of sales of the Company’s inventory produced at its plants.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	As a merchant. Sales as a merchant consist of sales to customers through purchases from third-party suppliers in which the Company may or may not obtain physical control of the ethanol, in which shipments are directed from the Company’s suppliers to its terminals or direct to its customers but for which the Company accepts the risk of loss in the transactions.

●	As an agent. Sales as an agent consist of sales to customers through purchases from third-party suppliers in which the risks and rewards of inventory ownership remain with third-party suppliers and the Company receives a predetermined service fee under these transactions.

Revenue from sales of third-party ethanol is recorded net of costs when the Company is acting as an agent between a customer and a supplier and gross when the Company is a principal to the transaction. The Company recorded $1,663,000, $1,604,000 and $1,510,000 in net sales when acting as an agent for the years ended December 31, 2017, 2016 and 2015, respectively. Several factors are considered to determine whether the Company is acting as an agent or principal, most notably whether the Company is the primary obligor to the customer and whether the Company has inventory risk and related risk of loss or whether the Company adds meaningful value to the supplier’s product or service. Consideration is also given to whether the Company has latitude in establishing the sales price or has credit risk, or both. When the Company acts as an agent, it recognizes revenue on a net basis or recognizes its predetermined fees and any associated freight, based upon the amount of net revenues retained in excess of amounts paid to suppliers.

The Company records revenues based upon the gross amounts billed to its customers in transactions where the Company acts as a producer or a merchant and obtains title to ethanol and therefore owns the product and any related, unmitigated inventory risk for the ethanol, regardless of whether the Company actually obtains physical control of the product.

Shipping and Handling Costs – Shipping and handling costs are classified as a component of cost of goods sold in the accompanying consolidated statements of operations.

Selling Costs – Selling costs associated with the Company’s product sales are classified as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Stock-Based Compensation – The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for forfeitures as they occur. The Company recognizes stock-based compensation expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets – The Company assesses the impairment of long-lived assets, including property and equipment, internally developed software and purchased intangibles subject to amortization, when events or changes in circumstances indicate that the fair value of assets could be less than their net book value. In such event, the Company assesses long-lived assets for impairment by first determining the forecasted, undiscounted cash flows the asset group is expected to generate plus the net proceeds expected from the sale of the asset group. If this amount is less than the carrying value of the asset, the Company will then determine the fair value of the asset group. An impairment loss would be recognized when the fair value is less than the related asset group’s net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operations and the industries in which it operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and purchasing decisions of the Company’s customers.

Deferred Financing Costs – Deferred financing costs are costs incurred to obtain debt financing, including all related fees, and are amortized as interest expense over the term of the related financing using the straight-line method, which approximates the interest rate method. Amortization of deferred financing costs was $503,000, $137,000 and $272,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Unamortized deferred financing costs were approximately $1,925,000 and $1,708,000 as of December 31, 2017 and 2016, respectively, and are recorded net of long-term debt in the consolidated balance sheets.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and other income (expense), net, respectively. Deferred tax assets and liabilities are classified as noncurrent in the Company’s consolidated balance sheets.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31, 2017
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(34,964)
Less: Preferred stock dividends	(1,265)
Basic and Diluted loss per share:
Loss available to common stockholders	$(36,229)	42,745	$(0.85)

	Year Ended December 31, 2016
	Income Numerator	Shares Denominator	Per-Share Amount
Net income attributed to Pacific Ethanol	$1,419
Less: Preferred stock dividends	(1,269)
Less: Allocated to participating securities	(2)
Basic income per share:
Income available to common stockholders	$148	42,182	$0.00
Add: Options	—	69
Diluted income per share:
Income available to common stockholders	$148	42,251	$0.00

	Year Ended December 31, 2015
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol	$(18,786)
Less: Preferred stock dividends	(1,265)
Basic and Diluted loss per share:
Loss available to common stockholders	$(20,051)	33,173	$(0.60)

There were an aggregate of 719,000, 704,000 and 817,000 potentially dilutive shares from convertible securities outstanding as of December 31, 2017, 2016 and 2015, respectively. These convertible securities were not considered in calculating diluted income (loss) per common share for the years ended December 31, 2017, 2016 and 2015 as their effect would be anti-dilutive.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Estimates and Assumptions – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the allowance for doubtful accounts, net realizable value of inventory, estimated lives of property and equipment, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company’s financial statements or tax returns, and the valuation of assets acquired and liabilities assumed as a result of business combinations. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Subsequent Events – Management evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued for either disclosure or adjustment to the consolidated financial results.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current presentation, including the classification of cash collateral balances held with commodity brokers and the classification of external selling costs with respect to the Company’s co-product sales. Cash collateral balances of $4,331,000 as of December 31, 2016 were reclassified from cash and cash equivalents to other current assets on the consolidated balance sheet. External selling costs for the years ended December 31, 2016 and 2015 of $2,526,000 and $2,956,000, respectively, were reclassified from cost of goods sold to selling, general and administrative expenses on the consolidated statements of operations. Such reclassifications had no effect on the consolidated net income (loss), working capital or stockholder’s equity reported in the consolidated statements of operations and consolidated balance sheets.

Recent Accounting Pronouncements – In May 2014, the FASB issued new guidance on the recognition of revenue (“ASC 606”). ASC 606 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued further revenue recognition guidance amending principal vs. agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted ASC 606 on January 1, 2018. The Company has completed its evaluation of the new requirements under ASC 606 on each of its major revenue types. The Company’s assessment indicates that ASC 606 will not materially change the way the Company accounts for its contracts with its customers, which will continue to be recognized at a point in time, however, will expand certain disclosures of its revenue streams. The Company will adopt the new guidance using the modified retrospective transition method.

In February 2016, the FASB issued new guidance on accounting for leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, with some minor exceptions. Lessees will no longer be provided with a source of off-balance sheet financing for other than short-term leases. The standard is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects that upon adoption of this accounting standard, right of use assets and lease obligations will be recognized in its consolidated balance sheets in amounts that will be material.

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

2.	PACIFIC ETHANOL PLANTS.

Illinois Corn Processing

On July 3, 2017, the Company purchased 100% of the equity interests of ICP from ICP’s owners, Illinois Corn Processing Holdings Inc. (“ICPH”) and MGPI Processing, Inc. (together with ICPH, the “Sellers”). At the closing, ICP became an indirect wholly-owned subsidiary of the Company.

Upon closing, the Company (i) paid to the Sellers $30.0 million in cash, and (ii) issued to the Sellers secured promissory notes in the aggregate principal amount of approximately $46.9 million (the “Seller Notes”). The Seller Notes were secured by a first priority lien on ICP’s assets and a pledge of the membership interests of ICP.

ICP is a 90 million gallon per year fuel and industrial alcohol manufacturing, storage and distribution facility adjacent to the Company’s facility in Pekin, Illinois and is located on the Illinois River. ICP produces fuel-grade ethanol, beverage and industrial-grade alcohol, dry distillers grain and corn oil. The facility has direct access to end-markets via barge, rail and truck, and expands the Company’s domestic and international distribution channels. ICP is reflected in the results of the Company’s production segment.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recognized the following allocation of the purchase price at fair values. No intangible assets or liabilities have been recognized due to ICP’s contracts being materially close to market prices. The Company’s purchase price consideration allocation is as follows (in thousands):

Cash and equivalents	$426
Accounts receivable	11,636
Inventories	9,227
Other current assets	1,560
Total current assets	22,849
Property and equipment	61,128
Other assets	328
Total assets acquired	$84,305

Accounts payable, trade	$5,683
Other current liabilities	1,486
Total current liabilities	7,169
Other non-current liabilities	209
Total liabilities assumed	$7,378

Net assets acquired	$76,927
Estimated goodwill	$—
Total purchase price	$76,927

The contractual amount due on the accounts receivable acquired was $11.6 million, all of which is expected to be collectible.

The following table presents unaudited pro forma combined financial information assuming the acquisition of ICP occurred on January 1, 2016.

	Years Ended December 31,
	2017	2016

Revenues – pro forma	$1,710,317	$1,802,159
Consolidated net income (loss) – pro forma	$(42,589)	$8,329
Diluted net income (loss) per share – pro forma	$(0.95)	$0.16
Diluted weighted-average shares – pro forma	42,745	42,251

For the year ended December 31, 2017, ICP contributed $75.9 million in net revenues and $3.7 million in pre-tax income. For the year ended December 31, 2017, the Company recorded approximately $0.3 million in costs associated with the ICP acquisition. These costs are reflected in selling, general and administrative expenses on the Company’s consolidated statements of operations.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PE Central

On July 1, 2015, the Company acquired 100% of PE Central and its plants, through a stock-for-stock merger. The Company issued an aggregate of 17.8 million shares of common stock and non-voting common stock for 100% of the outstanding shares of common stock of PE Central. The common stock and non-voting common stock issued as consideration had an aggregate fair value of $174.6 million, based on the closing market price of the Company’s common stock on the acquisition date.

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

The purchase price consideration allocation is as follows (in thousands):

Cash and equivalents	$18,756
Accounts receivable	10,430
Inventories	29,483
Other current assets	8,304
Total current assets	66,973
Property and equipment	312,781
Net deferred tax assets	12,159
Other assets	750
Total assets acquired	$392,663

Accounts payable and accrued liabilities	$27,780
Long-term debt - revolvers	13,721
Long-term debt - term debt	142,744
Pension plan liabilities	8,518
Other non-current liabilities	25,327
Total liabilities assumed	$218,090

Net assets acquired	$174,573

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual amount due on the accounts receivable acquired was $10.8 million, of which $0.4 million is expected to be uncollectible. In accounting for the acquisition, the Company recorded $3.7 million in other noncurrent liabilities as a litigation contingency related to certain litigation matters for amounts that were probable and estimable as of the acquisition date. Subsequent to the acquisition date, the Company settled for $2.1 million certain litigation for which liabilities were recorded. Certain of these settlements were made after the measurement period, and as such the Company recorded a gain of $1.1 million for the year ended December 31, 2016 in selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 14 for further details.

The following table presents unaudited pro forma financial information for the year ended December 31, 2015, assuming the acquisition occurred on January 1, 2014 (in thousands except per share data).

Net sales – pro forma	$1,484,676
Cost of goods sold – pro forma	$1,469,512
Selling, general and administrative expenses – pro forma	$34,735
Net loss – pro forma	$(34,136)
Diluted net loss per share – pro forma	$(0.81)
Diluted weighted-average shares – pro forma	42,053

The effects of the initial step-up of inventories and open contracts in the aggregate of $8.7 million recorded during 2015 were excluded in the above amounts for 2015 as if the acquisition had occurred on January 1, 2014. For the six months ended December 31, 2015, PE Central contributed $299.0 million in net sales and $16.3 million in pre-tax loss. For the year ended December 31, 2017, PE Central contributed $610.5 million in net sales and $8.4 million in pre-tax loss. For the year ended December 31, 2016, PE Central contributed $650.1 million in net sales and $2.1 million in pre-tax income. For the year ended December 31, 2015, the Company recorded approximately $1.4 million in costs associated with the PE Central acquisition. These costs are reflected in selling, general and administrative expenses on the Company’s consolidated statements of operations, but were excluded from the amounts above.

Pacific Aurora

On December 15, 2016, PE Central closed on an agreement with ACEC under which (i) PE Central contributed to Pacific Aurora 100% of the equity interests of its wholly-owned subsidiaries, Pacific Ethanol Aurora East, LLC (“AE”) and Pacific Ethanol Aurora West, LLC (“AW”), which owned the Company’s Aurora East and Aurora West ethanol plants, respectively, in exchange for an 88.15% ownership interest in Pacific Aurora, and (ii) ACEC contributed to Pacific Aurora its grain elevator adjacent to the Aurora East and Aurora West properties and related grain handling assets, including the outer rail loop and the real property on which they are located, in exchange for an 11.85% ownership interest in Pacific Aurora. On December 15, 2016, concurrent with the closing of the contribution transaction, PE Central sold a 14.22% ownership interest in Pacific Aurora to ACEC for $30.0 million in cash.

Following the closing of these transactions, PE Central owned 73.93% of Pacific Aurora and ACEC owned 26.07% of Pacific Aurora.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying values and classification of assets and liabilities of Pacific Aurora as of December 31, 2016 were as follows (in thousands):

Cash and equivalents	$1,453
Accounts receivable	16,804
Inventories	3,837
Other current assets	77
Total current assets	22,171
Property and equipment	115,759
Other assets	1,387
Total assets	$139,317

Accounts payable and accrued liabilities	$20,152
Other current liabilities	2,045
Long-term debt outstanding, net	621
Total liabilities	$22,818

PE OP Co.

Prior to May 2015, the Company held a 96% ownership in PE Op Co. In May 2015, it purchased the remaining 4% ownership interest in PE Op Co. for $6.0 million in cash, bringing its ownership of PE Op Co. to 100%.

Because the Company had a controlling financial interest in PE Op Co. at the time of this purchase, it did not record any gains or losses, but instead reduced the amount of noncontrolling interest on the consolidated balance sheets by an aggregate of $4.4 million and recorded the difference of $0.6 million and for the year ended December 31, 2015, which represented the fair value of this purchase above the price paid by the Company, to additional paid-in capital on the consolidated balance sheet.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	INTERCOMPANY AGREEMENTS.

The Company, directly or through one of its subsidiaries, has entered into the following management and marketing agreements:

Affiliate Management Agreement – Pacific Ethanol entered into an Affiliate Management Agreement (“AMA”) with its operating subsidiaries, namely Kinergy, PAP, the Pacific Ethanol West Plants and the Pacific Ethanol Central Plants, effective July 1, 2015, with Pacific Aurora, effective December 15, 2016, and with ICP, effective July 1, 2017, under which Pacific Ethanol agreed to provide operational and administrative and staff support services. These services generally include, but are not limited to, administering the subsidiaries’ compliance with their credit agreements and performing billing, collection, record keeping and other administrative and ministerial tasks. Pacific Ethanol agreed to supply all labor and personnel required to perform its services under the AMA, including the labor and personnel required to operate and maintain the production facilities and marketing activities. These services are billed at a predetermined amount per subsidiary each month plus out of pocket costs such as employee wages and benefits.

The AMAs have an initial term of one year and automatic successive one year renewal periods. Pacific Ethanol may terminate the AMA, and any subsidiary may terminate the AMA, at any time by providing at least 90 days prior notice of such termination.

Pacific Ethanol recorded revenues of approximately $11,904,000, $12,968,000 and $9,857,000 related to the AMAs in place for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts have been eliminated upon consolidation.

Ethanol Marketing Agreements – Kinergy entered into separate ethanol marketing agreements with each of the Company’s nine plants, which granted it the exclusive right to purchase, market and sell the ethanol produced at those facilities. Under the terms of the ethanol marketing agreements, within ten days after delivering ethanol to Kinergy, an amount is paid to Kinergy equal to (i) the estimated purchase price payable by the third-party purchaser of the ethanol, minus (ii) the estimated amount of transportation costs to be incurred, minus (iii) the estimated incentive fee payable to Kinergy, which equals 1% of the aggregate third-party purchase price, provided that the marketing fee shall not be less than $0.015 per gallon and not more than $0.0225 per gallon. Each of the ethanol marketing agreements had an initial term of one year and successive one year renewal periods at the option of the individual plant.

Kinergy recorded revenues of approximately $8,464,000, $8,029,000 and $5,262,000 related to the ethanol marketing agreements for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts have been eliminated upon consolidation.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under these agreements, PAP receives a fee of $0.045 per bushel of corn delivered to each facility as consideration for its procurement and handling services, payable monthly. Effective December 15, 2016, this fee is $0.03 per bushel of corn. Each corn procurement and handling agreement had an initial term of one year and successive one year renewal periods at the option of the individual plant. PAP recorded revenues of approximately $4,245,000, $4,386,000 and $2,910,000 related to the corn procurement and handling agreements for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts have been eliminated upon consolidation.

Effective December 15, 2016, each Pacific Aurora facility entered into a new grain procurement agreement with ACEC. Under this agreement, ACEC receives a fee of $0.03 per bushel of corn delivered to each facility as consideration for its procurement and handling services, payable monthly. The grain procurement agreement has an initial term of one year and successive one year renewal periods at the option of the individual plant. Pacific Aurora recorded expenses of approximately $816,000 and $107,000 for the year ended December 31, 2017 and the period from December 15, 2016 to December 31, 2016, respectively. These amounts have not been eliminated upon consolidation as they are with a related but unconsolidated third-party.

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

PAP recorded revenues of approximately $6,020,000, $6,047,000 and $4,438,000 related to the distillers grains marketing agreements for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts have been eliminated upon consolidation.

4.	SEGMENTS.

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

Income before provision for income taxes includes management fees charged by Pacific Ethanol to the segment. The production segment incurred $9,744,000, $9,968,000 and $5,957,000 in management fees for the years ended December 31, 2017, 2016 and 2015, respectively. The marketing and distribution segment incurred $2,160,000, $3,000,000 and $3,900,000 in management fees for the years ended December 31, 2017, 2016 and 2015, respectively. Corporate activities include selling, general and administrative expenses, consisting primarily of corporate employee compensation, professional fees and overhead costs not directly related to a specific operating segment.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the normal course of business, the segments do business with each other. The preponderance of this activity occurs when the Company’s marketing segment markets ethanol produced by the production segment for a marketing fee, as discussed in Note 3. These intersegment activities are considered arms’-length transactions. Consequently, although these transactions impact segment performance, they do not impact the Company’s consolidated results since all revenues and corresponding costs are eliminated in consolidation.

Capital expenditures are substantially all incurred at the Company’s production segment.

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net Sales
Production:
Net sales to external customers	$1,102,722	$1,045,807	$710,201
Intersegment net sales	1,898	1,169	—
Total production segment net sales	1,104,620	1,046,976	710,201

Marketing and distribution:
Net sales to external customers	529,533	578,951	480,975
Intersegment net sales	8,464	8,029	5,262
Total marketing and distribution net sales	537,997	586,980	486,237
Intersegment eliminations	(10,362)	(9,198)	(5,262)
Net sales as reported	$1,632,255	$1,624,758	$1,191,176

Cost of goods sold:
Production	$1,098,977	$1,015,655	$716,877
Marketing and distribution	535,032	575,921	476,410
Intersegment eliminations	(7,685)	(21,176)	(12,477)
Cost of goods sold as reported	$1,626,324	$1,570,400	$1,180,810

Income (loss) before provision for income taxes:
Production	$(27,458)	$(6,882)	$(32,723)
Marketing and distribution	(2,463)	4,517	3,200
Corporate activities	(8,474)	2,910	616
	$(38,395)	$545	$(28,907)
Depreciation and amortization:
Production	$37,637	$34,528	$23,091
Marketing and distribution	—	3	151
Corporate activities	1,014	910	390
	$38,651	$35,441	$23,632

Interest expense:
Production	$5,887	$20,794	$11,969
Marketing and distribution	1,271	1,404	625
Corporate activities	5,780	208	—
	$12,938	$22,406	$12,594

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s total assets by operating segment (in thousands):

	December 31,
	2017	2016
Total assets:

Production	$583,696	$542,688
Marketing and distribution	127,242	146,356
Corporate assets	9,358	19,194
	$720,296	$708,238

5.	PROPERTY AND EQUIPMENT.

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Facilities and plant equipment	$601,156	$530,735
Land	8,970	7,771
Other equipment, vehicles and furniture	10,189	9,714
Construction in progress	38,041	29,393
	658,356	577,613
Accumulated depreciation	(150,004)	(112,423)
	$508,352	$465,190

Depreciation expense was $38,651,000, $35,441,000 and $23,632,000 for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2015, the Company recorded an impairment charge of $1,970,000 related to the abandonment of certain accounting and information technology systems following the integration of its PE Central facilities.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2017 and 2016, the Company capitalized interest of $822,000 and $1,307,000, respectively, related to its capital investment activities.

6.	INTANGIBLE ASSET.

The Company recorded a tradename valued at $2,678,000 in 2006 as part of its acquisition of Kinergy. The Company determined that the Kinergy tradename has an indefinite life and, therefore, rather than being amortized, will be tested annually for impairment. The Company did not record any impairment of the Kinergy tradename for the years ended December 31, 2017, 2016 and 2015.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the years ended December 31, 2017, 2016 and 2015, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized net losses of $2,077,000, $1,984,000 and $542,000 as the change in the fair value of these contracts for the years ended December 31, 2017, 2016 and 2015, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of December 31, 2017
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$3,813
Commodity contracts	Derivative assets	$998	Derivative liabilities	$2,307

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2016
	Assets		Liabilities
Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash collateral balance	Other current assets	$4,331
Commodity contracts	Derivative assets	$978	Derivative liabilities	$4,115

The above amounts represent the gross balances of the contracts, however, the Company does have the right of offset with each of its derivative brokers.

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2017	2016	2015

Commodity contracts	Cost of goods sold	$(4,165)	$1,386	$(338)
		$(4,165)	$1,386	$(338)

		Unrealized Gains (Losses)
		For the Years Ended December 31,
Type of Instrument	Statements of Operations Location	2017	2016	2015

Commodity contracts	Cost of goods sold	$2,088	$(3,370)	$(204)
		$2,088	$(3,370)	$(204)

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	December 31, 2017	December 31, 2016
Kinergy line of credit	$49,477	$49,862
Pekin term loan	53,500	64,000
Pekin revolving loan	32,000	32,000
ICP term loan	22,500	—
ICP revolving loan	18,000	—
Pacific Aurora line of credit	—	1,000
Parent notes payable	68,948	55,000
	244,425	201,862
Less unamortized debt discount	(1,409)	(1,626)
Less unamortized debt financing costs	(1,925)	(1,708)
Less short-term portion	(20,000)	(10,500)
Long-term debt	$221,091	$188,028

Kinergy Line of Credit – Kinergy has an operating line of credit for an aggregate amount of up to $100,000,000. The line of credit matures on August 2, 2022. The credit facility is based on Kinergy’s eligible accounts receivable and inventory levels, subject to certain concentration reserves. The credit facility is subject to certain other sublimits, including inventory loan limits. Interest accrues under the line of credit at a rate equal to (i) the three-month London Interbank Offered Rate (“LIBOR”), plus (ii) a specified applicable margin ranging between 1.50% and 2.00%. The applicable margin was 1.75%, for a total rate of 3.44% at December 31, 2017. The credit facility’s monthly unused line fee is an annual rate equal to 0.25% to 0.375% depending on the average daily principal balance during the immediately preceding month. Payments that may be made by Kinergy to the Company as reimbursement for management and other services provided by the Company to Kinergy are limited under the terms of the credit facility to $1,500,000 per fiscal quarter.

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

Kinergy and PAP’s obligations under the credit facility are secured by a first-priority security interest in all of their assets in favor of the lender. Pacific Ethanol has guaranteed all of Kinergy’s obligations under the line of credit. As of December 31, 2017, Kinergy had an available unused availability under the credit facility of $27,399,000.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pekin Credit Facilities – On December 15, 2016, the Company’s wholly-owned subsidiary, Pacific Ethanol Pekin, Inc. (“Pekin”), entered into a Credit Agreement (the “Pekin Credit Agreement”) with 1st Farm Credit Services, PCA and CoBank, ACB (“CoBank”). On December 15, 2016, under the terms of the Pekin Credit Agreement, Pekin borrowed from 1st Farm Credit Services $64.0 million under a term loan facility that matures on August 20, 2021 (the “Pekin Term Loan”) and $32.0 million under a revolving term loan facility that matures on February 1, 2022 (the “Pekin Revolving Loan” and, together with the Pekin Term Loan, the “Pekin Credit Facility”). The Pekin Credit Facility is secured by a first-priority security interest in all of Pekin’s assets under the terms of a Security Agreement, dated December 15, 2016, by and between Pekin and CoBank (the “Pekin Security Agreement”). Interest accrues under the Pekin Credit Facility at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. Pekin is required to make quarterly principal payments in the amount of $3.5 million on the Pekin Term Loan beginning on May 20, 2017 and a principal payment of $4.5 million at maturity on August 20, 2021. Pekin is required to pay a monthly fee on any unused portion of the Pekin Revolving Loan at a rate of 0.75% per annum. Prepayment of the Pekin Credit Facility is subject to a prepayment penalty. Under the terms of the Pekin Credit Agreement, Pekin is required to maintain not less than $20.0 million in working capital and an annual debt coverage ratio of not less than 1.25 to 1.0. The Pekin Credit Agreement contains a variety of affirmative covenants, negative covenants and events of default.

On August 7, 2017, Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 25 basis points to an annual rate equal to the 30-day LIBOR plus 4.00%. Pekin and its lender also agreed that Pekin is required to maintain working capital of not less than $17.5 million from August 31, 2017 through December 31, 2017 and working capital of not less than $20.0 million from January 1, 2018 and continuing at all times thereafter. In addition, the required Debt Service Coverage Ratio was reduced to 0.15 to 1.00 for the fiscal year ending December 31, 2017. For the month ended January 31, 2018, Pekin was not in compliance with its working capital requirement due to larger than anticipated repair and maintenance related expenses to replace faulty equipment. Pekin has received a waiver from its lender for this noncompliance. Further, the lender decreased Pekin’s working capital covenant requirement to be $13.0 million for the month ended February 28, 2018, excluding the $3.5 million principal payment due in May 2018 from the calculation. As of the filing of this report, management believes Pekin is in compliance with its working capital requirement.

ICP Credit Facilities — On September 15, 2017, ICP, Compeer Financial, PCA (“Compeer”), and CoBank as agent, entered into a Credit Agreement (“ICP Credit Agreement”). Under the ICP Credit Agreement, Compeer agreed to extend to ICP a term loan in the amount of $24,000,000 and a revolving loan in an amount of up to $18,000,000. ICP used the proceeds of the term loan to refinance the Seller Notes. ICP is to make amortizing principal payments in sixteen equal consecutive quarterly installments of $1,500,000 each until September 20, 2021, at which time the entire remaining balance is due and payable. Interest on the unpaid principal amount of the term loan accrues at a rate equal to 3.75% plus the one-month LIBOR index rate. ICP used the proceeds of the revolving term facility to refinance the Seller Notes and for ICP’s working capital needs. The revolving loan matures on September 1, 2022. The revolving loan gives ICP the right, in ICP’s sole discretion, to permanently reduce from time to time the revolving term commitment in increments of $500,000 by giving CoBank ten days prior written notice. The revolving loan requires ICP to pay CoBank a nonrefundable commitment fee equal to 0.75% per annum multiplied by the average daily positive difference between the amounts of (i) the revolving term commitment, minus (ii) the aggregate principal amount of all loans outstanding under the revolving loan. Interest on the unpaid principal amount of the loan accrues, pursuant to ICP’s election of the LIBOR Index Option, at a rate equal to 3.75% plus the one-month LIBOR index rate.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the credit facilities, ICP is required to maintain working capital of not less than $8.0 million. In addition, ICP is required to maintain an annual debt service coverage ratio of not less than 1.50 to 1.00 beginning for the year ending December 31, 2018.

Pacific Aurora Line of Credit – On December 15, 2016, Pacific Aurora entered into a credit agreement (the “Pacific Aurora Credit Agreement”) with CoBank. Under the terms of the Pacific Aurora Credit Agreement, Pacific Aurora may borrow up to $30.0 million under a revolving term loan facility from CoBank that matures on February 1, 2022 (the “Pacific Aurora Credit Facility”). The Pacific Aurora Credit Facility is secured by a first-priority security interest in all of Pacific Aurora’s assets under the terms of a Security Agreement, dated December 15, 2016, by and among Pacific Aurora and CoBank (the “Pacific Aurora Security Agreement”). Borrowing availability under the Pacific Aurora Credit Facility automatically declines by $2.5 million on the first day of each June and December beginning on June 1, 2017 through and including December 1, 2020. Interest accrues under the Pacific Aurora Credit Facility at an annual rate equal to the 30-day LIBOR plus 4.0%, payable monthly. Pacific Aurora is required to pay monthly in arrears a fee on any unused portion of the Pacific Aurora Credit Facility at a rate of 0.75% per annum. Prepayment of the Pacific Aurora Credit Facility is subject to a prepayment penalty. Under the terms of the Pacific Aurora Credit Agreement, Pacific Aurora was required to maintain not less than $22.5 million in working capital through June 30, 2017, not less than $24.0 million in working capital after June 30, 2017, and an annual debt coverage ratio of not less than 1.50 to 1.00. These covenants were partially amended, as noted below.

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

At December 31, 2017, Pacific Aurora was not in compliance with its working capital and Debt Service Coverage Ratio requirements. The Company did not utilize the credit facility in 2017 and has no plans to draw on the facility at this time, having addressed the liquidity and capital needs of Pacific Aurora through other means. Consequently, the Company is in discussions with its lender to either amend the credit facility or terminate it.

Pacific Ethanol, Inc. Notes Payable – On December 12, 2016, Pacific Ethanol entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with five accredited investors. On December 15, 2016, under the terms of the Note Purchase Agreement, Pacific Ethanol sold $55.0 million in aggregate principal amount of its senior secured notes to the Investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the Notes sold. On June 26, 2017, the Company entered into a second Note Purchase Agreement with five accredited investors. On June 30, 2017, under the terms of the second Note Purchase Agreement, the Company sold an additional $13.9 million in aggregate principal amount of its senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold (collectively with the notes sold on December 15, 2016, the “Notes”), for a total of $68.9 million in aggregate principal amount of Notes.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes mature on December 15, 2019 (the “Maturity Date”). Interest on the Notes accrues at a rate equal to (i) the greater of 1% and the three-month LIBOR, plus 7.0% from the closing through December 14, 2017, (ii) the greater of 1% and LIBOR, plus 9% between December 15, 2017 and December 14, 2018, and (iii) the greater of 1% and LIBOR plus 11% between December 15, 2018 and the Maturity Date. The interest rate increases by an additional 2% per annum above the interest rate otherwise applicable upon the occurrence and during the continuance of an event of default until such event of default has been cured. Interest is payable in cash on the 15th calendar day of each March, June, September and December. Pacific Ethanol is required to pay all outstanding principal and any accrued and unpaid interest on the Notes on the Maturity Date. Pacific Ethanol may, at its option, prepay the outstanding principal amount of the Notes at any time without premium or penalty. The Notes contain a variety of events of default. The payments due under the Notes rank senior to all other indebtedness of Pacific Ethanol, other than permitted senior indebtedness. The Notes contain a variety of obligations on the part of Pacific Ethanol not to engage in certain activities, including that (i) Pacific Ethanol and certain of its subsidiaries will not incur other indebtedness, except for certain permitted indebtedness, (ii) Pacific Ethanol and certain of its subsidiaries will not redeem, repurchase or pay any dividend or distribution on their respective capital stock without the prior consent of the holders of the Notes holding 66-2/3% of the aggregate principal amount of the Notes, other than certain permitted distributions, (iii) Pacific Ethanol and certain of its subsidiaries will not sell, lease, assign, transfer or otherwise dispose of any assets of Pacific Ethanol or any such subsidiary, except for certain permitted dispositions (including the sales of inventory or receivables in the ordinary course of business), and (iv) Pacific Ethanol and certain of its subsidiaries will not issue any capital stock or membership interests for any purpose other than to pay down a portion of all of the amounts owed under the Notes and in connection with Pacific Ethanol’s stock incentive plans. The Notes are secured by a first-priority security interest in the equity interest held by Pacific Ethanol in its wholly-owned subsidiary, PE Op. Co., which indirectly owns the Company’s plants located on the West Coast.

Pacific Ethanol West Plants’ Term Debt – The Pacific Ethanol West Plants’ debt as of December 31, 2015 consisted of a $17,003,000 tranche A-1 term loan which was to mature in June 2016. On February 26, 2016, the Company retired the $17,003,000 outstanding balance by purchasing the lender’s position for cash at par without any prepayment penalty. The purchase increased the amount of the term debt held by Pacific Ethanol from $41,763,000 at December 31, 2015 to $58,766,000 at December 31, 2016 and 2017, which is eliminated upon consolidation, as the Company has no continuing obligations to any third-party lender under the credit agreements associated with this term debt.

Pacific Ethanol Central Plants’ Term Debt – On July 1, 2015, upon effectiveness of the PE Central acquisition, PE Central became a wholly-owned subsidiary of the Company and, on a consolidated basis, the combined company became obligated with respect to the Pacific Ethanol Central Plants’ term loan and revolving credit facilities. In connection with the Company’s allocation of purchase price, the debt was recorded at $142,744,000, net of a discount of $2,875,000. The term loan facility was to mature on September 24, 2017. The term loan facility was secured through a first-priority lien on substantially all of the Pacific Ethanol Central Plants’ assets.

Interest on the term loan facility accrued and could either be paid in cash at a rate of 10.5% per annum or paid in-kind at a rate of 15.0% per annum by adding such interest to the outstanding principal balance. The Company paid interest in cash for the period from July 1, 2015, the effective date of the PE Central acquisition, through December 31, 2015. During the year ended December 31, 2016, the Company elected to pay in-kind an aggregate of $9,451,000 of interest, which was added to the principal balance. As of December 15, 2016, the principal balance was $155,070,205. On December 15, 2016, the Company paid in full the outstanding principal balance and all accrued and unpaid interest. The Company did not pay any prepayment penalties. The Company fully amortized the remaining unamortized debt discount of $1,152,000 and recorded the amount in interest expense for the year ended December 31, 2016.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of Long-term Debt – The Company’s long-term debt matures as follows (in thousands):

December 31:
2018	$20,000
2019	88,948
2020	20,000
2021	16,000
2022	99,477
$244,425

9.	PENSION PLANS.

Retirement Plan - The Company sponsors a defined benefit pension plan (the “Retirement Plan”) that is noncontributory, and covers only “grandfathered” unionized employees at its Pekin, Illinois, facility. The Company assumed the Retirement Plan as part of its acquisition of PE Central on July 1, 2015. Benefits are based on a prescribed formula based upon the employee’s years of service. Employees hired after November 1, 2010, are not eligible to participate in the Retirement Plan. The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations.

Information related to the Retirement Plan as of and for the years ended December 31, 2017, 2016 and 2015 is presented below (dollars in thousands):

	2017	2016	2015

Changes in plan assets:
Fair value of plan assets, beginning	$12,423	$12,567	$13,180
Actual gains (losses)	1,722	523	(298)
Benefits paid	(665)	(667)	(315)
Company contributions	478	—	—
Participant contributions	—	—	—
Fair value of plan assets, ending	$13,958	$12,423	$12,567
Less: projected accumulated benefit obligation	$19,658	$18,455	$16,552
Funded status, (underfunded)/overfunded	$(5,700)	$(6,032)	$(3,985)

Amounts recognized in the consolidated balance sheets:
Other liabilities	$(5,700)	$(6,032)	$(3,985)
Accumulated other comprehensive loss (income)	$726	$1,047	$(885)

Components of net periodic benefit costs are as follows:
Service cost	$391	$223	$211
Interest cost	750	686	338
Expected return on plan assets	(674)	(794)	(500)
Net periodic benefit cost	$467	$115	$49

Loss (gain) recognized in other comprehensive income (expense)	$(321)	$1,932	$(885)

Assumptions used in computation benefit obligations:
Discount rate	3.60%	4.15%	4.23%
Expected long-term return on plan assets	6.00%	6.75%	7.75%
Rate of compensation increase	—	—	—

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to make contributions in the year ending December 31, 2018 of approximately $1.0 million. Net periodic benefit cost for 2018 is estimated at approximately $0.3 million.

The following table summarizes the expected benefit payments for the Company’s plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2018	$730
2019	740
2020	780
2021	790
2022	830
2023-27	4,820
$8,690

See Note 15 for discussion of the plan’s fair value disclosures.

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

The Company’s pension committee is responsible for overseeing the investment of pension plan assets. The pension committee is responsible for determining and monitoring the appropriate asset allocations and for selecting or replacing investment managers, trustees, and custodians. The pension plan’s current investment target allocations are 50% equities and 50% debt. The pension committee reviews the actual asset allocation in light of these targets periodically and rebalances investments as necessary. The pension committee also evaluates the performance of investment managers as compared to the performance of specified benchmarks and peers and monitors the investment managers to ensure adherence to their stated investment style and to the plan’s investment guidelines.

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

Information related to the Postretirement Plan as of December 31, 2017 and 2016 is presented below (dollars in thousands):

	2017	2016

Amounts at the end of the year:
Accumulated/projected benefit obligation	$5,565	$5,371
Fair value of plan assets	—	—
Funded status, (underfunded)/overfunded	$(5,565)	$(5,371)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities	$(240)	$(310)
Other liabilities	$(5,325)	$(5,061)
Accumulated other comprehensive loss	$1,508	$1,573

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to the Postretirement Plan for the years ended December 31, 2017, 2016 and 2015 is presented below (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015

Amounts recognized in the plan for the year:
Company contributions	$157	$163	$20
Participant contributions	$22	$22	$15
Benefits paid	$(179)	$(184)	$(35)

Components of net periodic benefit costs are as follows:
Service cost	$84	$48	$32
Interest cost	198	139	65
Amortization of prior service costs	134	—	—
Net periodic benefit cost	$416	$187	$97

Loss (gain) recognized in other comprehensive income	$(65)	$1,728	$(155)

Discount rate used in computation of benefit obligations	3.80%	3.95%	3.67%

The Company does not expect to recognize any amortization of net actuarial loss during the year ended December 31, 2018.

The following table summarizes the expected benefit payments for the Company’s plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (in thousands):

December 31:
2018	$240
2019	270
2020	300
2021	340
2022	330
2023-27	2,120
$3,600

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) was assumed for the plan in 2018, adjusting to a rate of 4.5% in 2026. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

10.	INCOME TAXES.

The Company recorded a provision (benefit) for income taxes as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current provision (benefit)	$(490)	$141	$(8,011)
Deferred provision (benefit)	169	(1,122)	(2,023)
Total	$(321)	$(981)	$(10,034)

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0	6.4	9.2
Change in valuation allowance	(34.5)	(298.8)	(4.2)
Impact of Federal tax rate change on deferreds	(28.4)	—	—
Impact of Federal tax rate change on valuation allowance	29.4	—	—
Fair value adjustments and warrant inducements	0.4	37.2	2.0
Noncontrolling interests	(3.2)	—	—
Domestic production gross receipts deduction	—	—	(2.9)
Section 382 reduction to loss carryover	—	—	0.1
Stock compensation	(0.1)	58.8	(0.8)
Non-deductible items	(0.2)	8.9	(0.5)
Other	(1.6)	(27.5)	(3.2)
Effective rate	0.8%	(180.0)%	34.7%

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$40,989	$45,709
R&D and AMT credits	1,797	2,465
Railcar contracts	1,415	3,348
Stock-based compensation	738	946
Allowance for doubtful accounts and other assets	637	856
Derivatives	267	1,228
Pension liability	2,939	2,204
Other	2,097	4,316
Total deferred tax assets	50,879	61,072

Deferred tax liabilities:
Property and equipment	(25,194)	(45,757)
Intangibles	(749)	(1,091)
Other	(521)	(1,593)
Total deferred tax liabilities	(26,464)	(48,441)

Valuation allowance	(24,639)	(12,683)
Net deferred tax liabilities, included in other liabilities	$(224)	$(52)

A portion of the Company’s net operating loss carryforwards will be subject to provisions of the tax law that limit the use of losses incurred by a company prior to the date certain ownership changes occur. Due to the limitation, a significant portion of these net operating loss carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss carryforwards for the amount which will expire due to this limitation, the Company had remaining federal net operating loss carryforwards of approximately $154,589,000 and state net operating loss carryforwards of approximately $148,921,000 at December 31, 2017. These net operating loss carryforwards expire as follows (in thousands):

Tax Years	Federal	State
2018–2022	$—	$—
2023–2027	13,038	2,945
2028–2032	22,025	65,921
2033–2036	119,526	80,055
	$154,589	$148,921

Certain of these net operating losses are not immediately available, but become available to be utilized in each of the years ended December 31, as follows (in thousands):

Year	Federal	State
2017	$59,675	$82,892
2018	6,441	5,372
2019	6,374	5,345
2020	6,308	5,318
2021	6,308	5,318
Thereafter	69,483	44,676
	$154,589	$148,921

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A valuation allowance was established in the amount of $22,585,000, $12,683,000 and $39,838,000 at December 31, 2017, 2016 and 2015, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards (exclusive of net operating losses associated with items recorded directly to equity) for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

For the year ended December 31, 2017, the Company recorded an increase in the valuation allowance of $11,956,000. This increase was primarily the offsetting impact of a decrease in deferred tax liabilities associated with property and equipment, as a result of the finalization of the deferred tax attributes of Pacific Aurora, which was subject to a 2016 sale of a noncontrolling interest. For the year ended December 31, 2016, the Company recorded a decrease in the valuation allowance of $27,155,000, including approximately $13,500,000 related to finalizing, certain aspects of the deferred tax attributes of the 2015 PE Central acquisition, and approximately $11,500,000 related to the sale of the noncontrolling interest in Pacific Aurora, which had the impact of an increase in both the net deferred tax asset and related valuation allowance. For the year ended December 31, 2015, the Company recognized $1,500,000 in tax benefit related to adjustments to its tax asset valuation allowance from a prior year.

At December 31, 2017, the Company accrued $235,000 in tax uncertainties. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2016.

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. The Company recognized the income tax effects of the TCJA in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. As such, the Company’s financial results reflect the income tax effects of the TCJA for which the accounting under ASC Topic 740 is complete. The Company did not identify items for which the income tax effects of the TCJA have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

Amounts recorded where accounting is complete principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reporting an income tax benefit of $321,000 to remeasure deferred taxes liabilities associated with indefinitely lived intangible assets that will reverse at the new 21% rate. This rate reduction decreased gross deferred assets by approximately $10,170,000 and valuation allowance by $10,545,000. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is offset by a full valuation allowance, resulting in a net tax effect of zero.

Other significant provisions of the TCJA that are not yet effective but may impact income taxes in future years include: additional limitations on certain meals and entertainment expenses, the inclusion of commissions and performance-based compensation in determining the excessive compensation limitation, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, and a limitation of net operating losses generated after fiscal 2018 to 80% of taxable income.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years

Federal	2014 – 2016
Arizona	2014 – 2016
California	2013 – 2016
Colorado	2013 – 2016
Idaho	2014 – 2016
Illinois	2014 – 2016
Indiana	2014 – 2016
Iowa	2014 – 2016
Kansas	2014 – 2016
Minnesota	2014 – 2016
Missouri	2014 – 2016
Nebraska	2014 – 2016
Oklahoma	2014 – 2016
Oregon	2014 – 2016
Texas	2013 – 2016

However, because the Company had net operating losses and credits carried forward in several of the jurisdictions, including the United States federal and California jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

11.	PREFERRED STOCK.

The Company has 6,734,835 undesignated shares of authorized and unissued preferred stock, which may be designated and issued in the future on the authority of the Company’s Board of Directors. As of December 31, 2017, the Company had the following designated preferred stock:

Series A Preferred Stock – The Company has authorized 1,684,375 shares of Series A Cumulative Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), with none outstanding at December 31, 2017 and 2016. Shares of Series A Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

Series B Preferred Stock – The Company has authorized 1,580,790 shares of Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), with 926,942 shares outstanding at December 31, 2017 and 2016. Shares of Series B Preferred Stock that are converted into shares of the Company’s common stock revert to undesignated shares of authorized and unissued preferred stock.

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

As of December 31, 2017, the Series B Preferred Stock was convertible into 634,641 shares of the Company’s common stock. The conversion ratio is subject to customary antidilution adjustments. In addition, antidilution adjustments are to occur in the event that the Company issues equity securities, including derivative securities convertible into equity securities (on an as-converted or as-exercised basis), at a price less than the conversion price then in effect. The shares of Series B Preferred Stock are also subject to forced conversion upon the occurrence of a transaction that would result in an internal rate of return to the holders of the Series B Preferred Stock of 25% or more. The forced conversion is to be based upon the conversion ratio as last adjusted. Accrued but unpaid dividends on the Series B Preferred Stock are to be paid in cash upon any conversion of the Series B Preferred Stock.

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

The Company accrued and paid in cash preferred stock dividends of $1,265,000, $1,269,000 and $1,265,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMON STOCK AND WARRANTS.

The following table summarizes warrant activity for the years ended December 31, 2017, 2016 and 2015 (number of shares in thousands):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 2014	856	$6.09 – $735.00	$36.55
Warrants exercised	(42)	$8.85	$8.85
Warrants expired	(432)	$8.85	$8.85
Balance at December 31, 2015	382	$6.09 – $735.00	$70.87
Warrants exercised	(138)	$8.43	$8.43
Balance at December 31, 2016	244	$6.09 – $735.00	$106.72
Warrants exercised	(191)	$6.09	$6.09
Warrants expired	(49)	$6.09 – $735.00	$444.00
Balance at December 31, 2017	4	$735.00	$735.00

July 2012 Public Offering – On July 3, 2012, in connection with a public offering, the Company issued warrants to purchase an aggregate of 1,867,000 shares of the Company’s common stock. The warrants were issued at an initial exercise price of $9.45 per share, which was subject to certain “weighted-average” anti-dilution adjustments. As a result of anti-dilution adjustments, the exercise price was reduced to $6.09 per share. The balance of these warrants expired unexercised in 2017.

Accounting for Warrants – The Company determined that certain warrants issued in 2011 and 2012 did not meet the conditions for classification in stockholders’ equity and, as such, the Company recorded them as a liability at fair value. The Company revalued them at each reporting period. Accordingly, the Company recorded fair value adjustments quarterly, with total fair value adjustments of $473,000, $(557,000) and $1,641,000 of income (expense) for the years ended December 31, 2017, 2016 and 2015, respectively, which was largely attributed to adjustments to their exercise prices, term shortening and changes in the market value of the Company’s common stock. See Note 15 for the Company’s fair value assumptions. As of December 31, 2017, there were no warrants outstanding for which the Company accounts using fair value methodologies. Accordingly, no fair value adjustments will be made in the future periods related to currently outstanding warrants.

Nonvoting Common Stock – In connection with the Company’s PE Central acquisition, the Company issued nonvoting common shares exercisable at the holders’ election. During the year ended December 31, 2017, 3,539,236 shares of nonvoting common stock were exchanged for an equal number of shares of the Company’s common stock upon the holders’ request.

13.	STOCK-BASED COMPENSATION.

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

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options – Summaries of the status of Company’s stock option plans as of December 31, 2017 and 2016 and of changes in options outstanding under the Company’s plans during those years are as follows (number of shares in thousands):

	Years Ended December 31,
	2017		2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	240	$4.18	240	$4.18
Exercised	(10)	3.74	—	—
Outstanding at end of year	230	$4.18	240	$4.18
Options exercisable at end of year	230	$4.18	240	$4.18

Stock options outstanding as of December 31, 2017 were as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.74	219	5.47	$3.74	219	$3.74
$12.90	11	3.59	$12.90	11	$12.90

The options outstanding at December 31, 2017 and 2016 had intrinsic values of $84,000 and $1,319,000, respectively. The intrinsic value of options exercised in 2017 was approximately $30,000.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock – The Company granted to certain employees and directors shares of restricted stock under its 2006 and 2016 Stock Incentive Plans. A summary of unvested restricted stock activity is as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2014	390	$8.71
Issued	307	$10.16
Vested	(220)	$7.94
Canceled	(14)	$10.08
Unvested at December 31, 2015	463	$10.00
Issued	742	$5.24
Vested	(250)	$9.01
Canceled	(25)	$6.24
Unvested at December 31, 2016	930	$6.57
Issued	664	$6.65
Vested	(480)	$7.30
Canceled	(37)	$6.08
Unvested at December 31, 2017	1,077	$6.31

The fair value of the common stock at vesting aggregated $3,210,000, $1,142,000 and $2,603,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Stock-based compensation expense related to employee and non-employee restricted stock and option grants recognized in selling, general and administrative expenses, were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Employees	$3,303	$2,173	$1,694
Non-employees	525	443	325
Total stock-based compensation expense	$3,828	$2,616	$2,019

Employee grants typically have a three year vesting schedule, while the non-employee grants have a one year vesting schedule. At December 31, 2017, the total compensation expense related to unvested awards which had not been recognized was $4,122,000 and the associated weighted-average period over which the compensation expense attributable to those unvested awards will be recognized was approximately 1.54 years.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMITMENTS AND CONTINGENCIES.

Commitments – The following is a description of significant commitments at December 31, 2017:

Leases – Future minimum lease payments required by non-cancelable leases in effect at December 31, 2017 were as follows (in thousands):

Years Ended December 31,	Capital Leases	Operating Leases

2018	$613	$11,841
2019	45	9,236
2020	45	7,042
2021	34	4,074
2022	—	3,894
Thereafter	—	5,530
Total minimum payments	737	$41,617
Amount representing interest	(22)
Obligations under capital leases	715
Obligations due within one year	(592)
Long-term obligations under capital leases	$123

Total rent expense during the years ended December 31, 2017, 2016 and 2015 was $16,572,000, $16,253,000 and $10,476,000, respectively.

Sales Commitments – The Company had open ethanol indexed-price contracts for 310,289,000 gallons of ethanol as of December 31, 2017 and open fixed-price ethanol sales contracts totaling $90,389,000 as of December 31, 2017. The Company had open fixed-price co-product sales contracts totaling $35,600,000 as of December 31, 2017. These sales contracts are scheduled to be completed throughout 2018.

Purchase Commitments – At December 31, 2017, the Company had indexed-price purchase contracts to purchase 16,149,000 gallons of ethanol and fixed-price purchase contracts to purchase $8,932,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $21,134,000 of corn from its suppliers. These purchase commitments are scheduled to be satisfied throughout 2018.

Property Tax Assessment – In September 2016, the Company signed an agreement to finance and construct a 5 megawatt solar project at its Madera facility. The amount financed is for up to $10.0 million, to be amortized over twenty years as part of the facility’s property tax assessments. As of December 31, 2017, the Company had incurred $7.7 million in project costs, which is recorded in construction in progress and in other liabilities in the accompanying consolidated balance sheets. The Company expects to pay an additional $0.9 million per year in connection with its property tax payments, which includes an interest component based upon a 5.6% interest rate on the outstanding balance of the assessment.

Other Commitments – At December 31, 2017, the Company had firm commitments for various capital and process improvement projects at the Company’s plants of approximately $4,100,000, which are expected to be completed in 2018.

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies – The following is a description of significant contingencies at December 31, 2017:

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

The Company assumed certain legal matters which were ongoing at July 1, 2015, the date of the Company’s acquisition of PE Central. Among them were lawsuits between Aventine Renewable Energy, Inc. (now known as Pacific Ethanol Pekin, LLC, or “PE Pekin”) and Glacial Lakes Energy, Aberdeen Energy and Redfield Energy, together, the “Defendants,” in which PE Pekin sought damages for breach of termination agreements that wound down ethanol marketing arrangements between PE Pekin and each of the Defendants. In February and March 2017, the Company and the Defendants entered into settlement agreements and the Defendants paid in cash to the Company $3.9 million in final resolution of these matters. The Company did not assign any value to the claims against the Defendants in its accounting for the PE Central acquisition as of July 1, 2015. The Company recorded a gain, net of legal fees, of $3.6 million upon receipt of the cash settlement and recognized the gain as a reduction to selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2017.

Pacific Ethanol, Inc., through a subsidiary acquired in its acquisition of PE Central, became involved in a pending lawsuit with Western Sugar Cooperative (“Western Sugar”) that pre-dated the acquisition. On February 27, 2015, Western Sugar filed a complaint in the United States District Court for the District of Colorado (Case No. 1:15-cv-00415) naming PE Central’s subsidiary as defendant. The PE Central subsidiary purchased surplus sugar through a United States Department of Agriculture program. Western Sugar was one of the entities that warehoused this sugar for the PE Central subsidiary. The suit alleged that the PE Central subsidiary breached its contract with Western Sugar by failing to pay certain penalty rates for the storage of its sugar or alternatively failing to pay a premium rate for storage. Western Sugar alleged that the penalty rates applied because the PE Central subsidiary failed to take timely delivery or otherwise cause timely shipment of the sugar. Western Sugar claimed “expectation damages” in the amount of approximately $8.6 million. On December 29, 2016, Western Sugar and the PE Central subsidiary entered into a settlement pursuant to which the PE Central subsidiary paid $1.7 million and Western Sugar filed a Stipulation of Dismissal with prejudice. As a result, the Company reduced its litigation reserve of $2.8 million and recognized the recovery of $1.1 million as a reduction to selling, general and administrative expenses for the year ended December 31, 2016.

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

A trial in the District Court for the Southern District of Indiana was conducted in October 2015 on the inequitable conduct issue as well as whether GS CleanTech’s behavior during prosecution of the patents rendered this an “exceptional case” which would allow the District Court to award the Defendants reimbursement of their attorneys’ fees expended for defense of the case.

On September 15, 2016, the District Court issued an Order finding that GS CleanTech, the inventors and GS CleanTech’s counsel committed inequitable conduct in the prosecution of the GS CleanTech patents before the United States Patent and Trademark Office. As a result, the District Court issued a Final Judgment on September 15, 2016 dismissing with prejudice all of GS CleanTech’s cases against the Defendants, including Pacific Ethanol, Inc., PE Stockton and PE Magic Valley. The District Court’s ruling of inequitable conduct results in the unenforceability of the GS CleanTech patents against third parties, and also enables the Defendants to pursue reimbursement of their costs and attorneys’ fees from GS CleanTech and its counsel. GS CleanTech subsequently appealed the District Court’s finding that all of the GS CleanTech patents were invalid and its finding that the inventors and GS CleanTech’s counsel committed inequitable conduct. The Court of Appeals for the Federal Circuit ordered the appeals stayed until June 15, 2018, pending rulings on certain procedural motions.

The Company has evaluated the above cases as well as other pending cases. The Company currently has not recorded a litigation contingency liability with respect to these cases.

15.  FAIR VALUE MEASUREMENTS.

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

Warrants – The Company’s warrants were valued using a Monte Carlo Binomial Lattice-Based valuation methodology, adjusted for marketability restrictions. The Company recorded its warrants issued from 2011 through 2012 at fair value and designated them as Level 3 on their issuance dates. All of such warrants were retired as of December 31, 2017.

Other Derivative Instruments – The Company’s other derivative instruments consist of commodity positions. The fair values of the commodity positions are based on quoted prices on the commodity exchanges and are designated as Level 1 inputs.

The following table summarizes recurring fair value measurements by level at December 31, 2017 (in thousands):

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments(1)	$998	$998	$—	$—
Defined benefit plan assets(2) (pooled separate accounts):
Large U.S. Equity(3)	3,748	—	3,748	—	27%
Small/Mid U.S. Equity(4)	2,018	—	2,018	—	14%
International Equity(5)	2,528	—	2,528	—	18%
Fixed Income(6)	5,664	—	5,664	—	41%
	$14,956	$998	$13,958	$—
Liabilities:
Derivative financial instruments(7)	$(2,307)	$(2,307)	$—	$—

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes recurring fair value measurements by level at December 31, 2016 (in thousands):

					Benefit Plan
	Fair				Percentage
	Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments(1)	$978	$978	$—	$—
Defined benefit plan assets(2) (pooled separate accounts):
Large U.S. Equity(3)	3,134	—	3,134	—	25%
Small/Mid U.S. Equity(4)	1,802	—	1,802	—	15%
International Equity(5)	2,006	—	2,006	—	16%
Fixed Income(6)	5,481	—	5,481	—	44%
	$13,401	$978	$12,423	$—
Liabilities:
Warrants(8)	$(651)	$—	$—	$(651)
Derivative financial instruments(7)	(4,115)	(4,115)	—	—
	$(4,766)	$(4,115)	$—	$(651)

(1)	Included in derivative assets in the consolidated balance sheets.

(2)	See Note 9 for accounting discussion.

(3)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(6)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(7)	Included in derivative liabilities in the consolidated balance sheets.

(8)	Included in warrant liabilities at fair value in the consolidated balance sheets.

Significant assumptions used and related fair values for the warrants as of December 31, 2016 were as follows:

Original Issuance	Exercise Price	Volatility	Risk Free Interest Rate	Term (years)	Market Discount	Warrants Outstanding	Fair Value
07/3/2012	$6.09	40.9%	0.62%	0.50	11.3%	211,000	$651,000

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s fair value of its Level 3 inputs with respect to its warrants were as follows (in thousands):

Warrants
Balance, December 31, 2014	$1,986
Exercises of warrants	(72)
Expiration of warrants	(527)
Adjustments to fair value for the period	(1,114)
Balance, December 31, 2015	$273
Exercises of warrants	(179)
Adjustments to fair value for the period	557
Balance, December 31, 2016	$651
Exercises of warrants	(178)
Adjustments to fair value for the period	(473)
Balance, December 31, 2017	$—

16.	PARENT COMPANY FINANCIALS.

Restricted Net Assets – At December 31, 2017, the Company had approximately $302,900,000 of net assets at its subsidiaries that were not available to be transferred to Pacific Ethanol in the form of dividends, distributions, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.

Parent company financial statements for the periods covered in this report are set forth below.

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$5,314	$11,060
Receivables from subsidiaries	3,138	7,203
Other current assets	1,631	6,442
Total current assets	10,083	24,705

Property and equipment, net	1,071	1,433

Other Assets:
Investments in subsidiaries	359,680	363,401
Pacific Ethanol West plant receivable	58,766	58,766
Other assets	1,565	1,110
Total other assets	420,011	423,277
Total Assets	$431,165	$449,415

Current Liabilities:
Accounts payable and accrued liabilities	$2,218	$1,758
Payable to subsidiaries	625	1,568
Accrued PE Op Co. purchase	3,828	3,828
Other current liabilities	245	184
Total current liabilities	6,916	7,338
Long-term debt, net	67,530	53,360
Warrant liabilities at fair value	—	651
Deferred tax liabilities	224	52
Other liabilities	56	124
Total Liabilities	74,726	61,525

Stockholders’ Equity:
Preferred stock	1	1
Common and non-voting common stock	44	44
Additional paid-in capital	927,090	922,698
Accumulated other comprehensive loss	(2,234)	(2,620)
Accumulated deficit	(568,462)	(532,233)
Total Pacific Ethanol, Inc. stockholders’ equity	356,439	387,890
Total Liabilities and Stockholders’ Equity	$431,165	$449,415

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2017	2016	2015
Management fees from subsidiaries	$11,904	$12,968	$9,857
Selling, general and administrative expenses	18,185	14,491	14,336
Asset impairment	—	—	1,970
Loss from operations	(6,281)	(1,523)	(6,449)
Fair value adjustments	473	(557)	1,641
Interest income	4,793	5,964	5,739
Interest expense	(5,829)	(240)	(27)
Other income (expense), net	(95)	1,931	—
Income (loss) before provision for income taxes	(6,939)	5,575	904
Provision (benefit) for income taxes	(321)	(981)	(10,034)
Income (loss) before equity in earnings of subsidiaries	(6,618)	6,556	10,938
Equity in losses of subsidiaries	(28,346)	(5,137)	(29,724)
Consolidated net income (loss)	$(34,964)	$1,419	$(18,786)

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net income (loss)	$(34,964)	$1,419	$(18,786)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in losses of subsidiaries	28,346	5,137	29,724
Dividends from subsidiaries	3,500	—	—
Depreciation and amortization	830	727	390
Fair value adjustments	(473)	557	(1,641)
Asset impairment	—	—	1,970
Deferred income taxes	169	(1,122)	(14,260)
Amortization of debt discounts	636	10	—
Changes in operating assets and liabilities:
Accounts receivables	4,065	7,302	(5,958)
Other assets	4,356	4,647	(4,139)
Accounts payable and accrued expenses	3,859	(3,741)	604
Accounts payable with subsidiaries	(943)	(9,385)	11,179
Net cash provided by (used in) operating activities	$9,381	$5,551	$(917)
Investing Activities:
Additions to property and equipment	$(468)	$(465)	$(1,483)
Investments in subsidiaries	(28,126)	(50,886)	—
Purchase of PE OP Co. debt	—	(17,003)	—
Net cash used in investing activities	$(28,594)	$(68,354)	$(1,483)
Financing Activities:
Proceeds from issuances of senior notes	$13,530	$53,350	$—
Proceeds from warrant stock option exercises	1,202	1,164	368
Preferred stock dividend payments	(1,265)	(1,269)	(1,265)
Net cash provided by (used in) financing activities	$13,467	$53,245	$(897)
Net decrease in cash and cash equivalents	(5,746)	(9,558)	(3,297)
Cash and cash equivalents at beginning of period	11,060	20,618	23,915
Cash and cash equivalents at end of period	$5,314	$11,060	$20,618

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	QUARTERLY FINANCIAL DATA (UNAUDITED).

The Company’s quarterly results of operations for the years ended December 31, 2017 and 2016 are as follows (in thousands). Certain of these calculations have been revised from the calculations previously reported to reflect the participating securities.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2017:

Net sales	$386,340	$405,202	$445,442	$395,271
Gross profit (loss)	$(5,773)	$1,653	$12,065	$(2,014)
Income (loss) from operations	$(11,223)	$(7,109)	$3,345	$(10,598)
Net loss attributed to Pacific Ethanol, Inc.	$(12,636)	$(8,841)	$(202)	$(13,285)
Preferred stock dividends	$(312)	$(315)	$(319)	$(319)
Net loss available to common stockholders	$(12,948)	$(9,156)	$(521)	$(13,604)

Basic and diluted loss per common share	$(0.31)	$(0.22)	$(0.01)	$(0.32)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2016:

Net sales	$342,373	$422,860	$417,806	$441,719
Gross profit	$1,668	$18,355	$7,021	$27,314
Income (loss) from operations	$(7,248)	$11,556	$393	$18,808
Net income (loss) attributed to Pacific Ethanol, Inc.	$(13,226)	$5,086	$(3,518)	$13,077
Preferred stock dividends	$(315)	$(315)	$(319)	$(320)
Income allocated to participating securities	$—	$(71)	$—	$(189)
Net income (loss) available to common stockholders	$(13,541)	$4,700	$(3,837)	$12,569

Basic and diluted income (loss) per common share	$(0.32)	$0.11	$(0.09)	$0.30

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of December 30, 2014 among Pacific Ethanol, Inc., AVR Merger Sub, Inc. and Aventine Renewable Energy Holdings, Inc.	8-K	000-21467	2.1	12/31/2014
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of March 31, 2015 among Pacific Ethanol, Inc., AVR Merger Sub, Inc. and Aventine Renewable Energy Holdings, Inc.	8-K	000-21467	2.1	04/02/2015
2.3	Agreement and Plan of Merger dated June 26, 2017 among Pacific Ethanol Central, LLC, ICP Merger Sub, LLC, Illinois Corn Processing, LLC, Illinois Corn Processing Holdings Inc. and MGPI Processing, Inc.	8-K	000-21467	2.1	06/27/2017
3.1	Certificate of Incorporation	10-Q	000-21467	3.1	11/06/2015
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	11/06/2015
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	11/06/2015
3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010	10-Q	000-21467	3.4	11/06/2015
3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011	10-Q	000-21467	3.5	11/06/2015
3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013	10-Q	000-21467	3.6	11/06/2015
3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015	10-Q	000-21467	3.7	11/06/2015
3.8	Amended and Restated Bylaws	10-Q	000-21467	3.1	11/12/2014
10.1	2006 Stock Incentive Plan, as amended#	S-8	333-196876	4.1	06/18/2014
10.2	Form of Employee Restricted Stock Agreement under 2006 Stock Incentive Plan#	8-K	000-21467	10.2	10/10/2006
10.3	Form of Non-Employee Director Restricted Stock Agreement under 2006 Stock Incentive Plan#	8-K	000-21467	10.3	10/10/2006
10.4	2016 Stock Incentive Plan#	S-8	333-212070	4.1	06/16/2016

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.5	Form of Employee Restricted Stock Agreement under 2016 Stock Incentive Plan#					X
10.6	Form of Non-Employee Director Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.6	03/15/2017
10.7	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Neil M. Koehler#	10-K	000-21467	10.7	03/15/2017
10.8	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Christopher W. Wright#	10-K	000-21467	10.8	03/15/2017
10.9	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Bryon T. McGregor#	10-K	000-21467	10.9	03/15/2017
10.10	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Michael D. Kandris#	10-K	000-21467	10.10	03/15/2017
10.11	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Paul P. Kohler#	10-K	000-21467	10.11	03/15/2017
10.12	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/15/2017
10.13	Pacific Ethanol, Inc. 2016 Short-Term Incentive Plan Description#	10-K	000-21467	10.13	03/15/2017
10.14	Pacific Ethanol, Inc. 2017 Short-Term Incentive Plan Description#	10-Q	000-21467	10.1	05/10/2017
10.15	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010
10.16	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008
10.17	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.18	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008
10.19	Form of Warrant dated May 23, 2008 issued by the Registrant to each of Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.2	05/23/2008
10.20	Contribution Agreement dated December 12, 2016 among Pacific Ethanol Central, LLC, Aurora Cooperative Elevator Company and Pacific Aurora, LLC	8-K	000-21467	10.1	12/12/2016
10.21	Note Purchase Agreement dated December 12, 2016 among Pacific Ethanol, Inc. and the investors listed on the schedule of investors attached thereto	8-K	000-21467	10.2	12/12/2016
10.22	Form of Senior Secured Note for an aggregate principal amount of $55 million issued on December 15, 2016 pursuant to the Note Purchase Agreement dated December 12, 2016 among Pacific Ethanol, Inc. and the investors party thereto	8-K	000-21467	10.3	12/20/2016
10.23	Security Agreement dated December 15, 2016 among Pacific Ethanol, Inc., Cortland Capital Market Services LLC and the holders of Pacific Ethanol, Inc.’s Senior Secured Notes	8-K	000-21467	10.4	12/20/2016
10.24	Note Purchase Agreement dated June 26, 2017 among Pacific Ethanol, Inc. and the investors listed on the schedule of investors attached thereto	8-K	000-21467	10.1	06/27/2017
10.25	Consent of Holders and Amendment of Senior Secured Notes dated June 26, 2017 among Pacific Ethanol, Inc. and the holders identified therein	8-K	000-21467	10.2	06/27/2017
10.26	Form of Senior Secured Note for an aggregate principal amount of $13,948,078 issued on June 30, 2017 pursuant to the Note Purchase Agreement dated June 26, 2017 among Pacific Ethanol, Inc. and the investors party thereto	8-K	000-21467	10.3	07/05/2017

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.27	First Amendment to Security Agreement dated June 30, 2017 among Pacific Ethanol, Inc., Cortland Capital Market Services LLC and the holders of Pacific Ethanol, Inc.’s Senior Secured Notes	8-K	000-21467	10.5	07/05/2017
10.28	Secured Promissory Note dated July 3, 2017 by Illinois Corn Processing, LLC in favor of Illinois Corn Processing Holdings Inc.	8-K	000-21467	10.6	07/05/2017
10.29	Secured Promissory Note dated July 3, 2017 by Illinois Corn Processing, LLC in favor of MGPI Processing, Inc.	8-K	000-21467	10.7	07/05/2017
10.30	Credit Agreement dated December 15, 2016 among Pacific Ethanol Pekin, Inc., 1st Farm Credit Services, PCA and CoBank, ACB	8-K	000-21467	10.5	12/20/2016
10.31	Amendment No. 1 to Credit Agreement dated March 1, 2017 among Pacific Ethanol Pekin, LLC, 1st Farm Credit Services, PCA and CoBank, ACB					X
10.32	Amendment No. 2 to Credit Agreement dated August 7, 2017 among Pacific Ethanol Pekin, LLC, 1st Farm Credit Services, PCA and CoBank, ACB	8-K	000-21467	10.1	08/11/2017
10.33	Security Agreement dated December 15, 2016 between Pacific Ethanol Pekin, Inc. and CoBank, ACB	8-K	000-21467	10.6	12/20/2016
10.34	Credit Agreement dated December 15, 2016 among Pacific Aurora, LLC, Pacific Ethanol Aurora West, LLC, Pacific Ethanol Aurora East, LLC and CoBank, ACB	8-K	000-21467	10.7	12/20/2016
10.35	Security Agreement dated December 15, 2016 among Pacific Aurora, LLC, Pacific Ethanol Aurora West, LLC, Pacific Ethanol Aurora East, LLC and CoBank, ACB	8-K	000-21467	10.8	12/20/2016
10.36	Working Capital Maintenance Agreement dated December 15, 2016 between Pacific Ethanol, Inc. and CoBank, ACB	8-K	000-21467	10.9	12/20/2016

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.37	Second Amended and Restated Credit Agreement dated August 2, 2017 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, Wells Fargo Bank, National Association, and the parties thereto from time to time as lenders	8-K	000-21467	10.1	08/08/2017
10.38	Second Amended and Restated Guarantee dated August 2, 2017 by Pacific Ethanol, Inc. in favor of Wells Fargo Bank, National Association, for and on behalf of the lenders	8-K	000-21467	10.2	08/08/2017
10.39	Credit Agreement dated September 15, 2017 between Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	09/21/2017
10.40	Term Note dated September 15, 2017 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA	8-K	000-21467	10.2	09/21/2017
10.41	Revolving Term Note dated September 15, 2017 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA	8-K	000-21467	10.3	09/21/2017
10.42	Illinois Future Advance Real Estate Mortgage dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB	8-K	000-21467	10.4	09/21/2017
10.43	Security Agreement dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB	8-K	000-21467	10.5	09/21/2017
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

INDEX TO EXHIBITS

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2018.

PACIFIC ETHANOL, INC.

/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. JONES William L. Jones	Chairman of the Board and Director	March 15, 2018
/s/ NEIL M. KOEHLER Neil M. Koehler	President, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2018
/s/ BRYON T. MCGREGOR Bryon T. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2018
/s/ MICHAEL D. KANDRIS Michael D. Kandris	Chief Operating Officer and Director	March 15, 2018
/s/ TERRY L. STONE Terry L. Stone	Director	March 15, 2018
/s/ JOHN L. PRINCE John L. Prince	Director	March 15, 2018
/s/ DOUGLAS L. KIETA Douglas L. Kieta	Director	March 15, 2018
/s/ LARRY D. LAYNE Larry D. Layne	Director	March 15, 2018

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description*
10.5	Form of Employee Restricted Stock Agreement under 2016 Stock Incentive Plan
10.31	Amendment No. 1 to Credit Agreement dated March 1, 2017 among Pacific Ethanol Pekin, LLC, 1st Farm Credit Services, PCA and CoBank, ACB
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.