Form 10-Q
period 2018-03-31
Pacific Ethanol, Inc.
filed 2018-05-10
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

As of May 9, 2018, there were 43,810,043 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 896 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
ASSETS	2018	2017
	(unaudited)	*

Current Assets:
Cash and cash equivalents	$57,380	$49,489
Accounts receivable, net (net of allowance for doubtful accounts of $66 and $19, respectively)	74,217	80,344
Inventories	70,262	61,550
Prepaid inventory	3,609	3,281
Derivative instruments	2,981	998
Other current assets	6,082	7,584
Total current assets	214,531	203,246

Property and equipment, net	502,545	508,352

Other Assets:
Intangible assets, net	2,678	2,678
Other assets	4,725	6,020
Total other assets	7,403	8,698

Total Assets	$724,479	$720,296

*	Amounts derived from the audited financial statements for the year ended December 31, 2017.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2018	2017
	(unaudited)	*

Current Liabilities:
Accounts payable – trade	$44,671	$39,738
Accrued liabilities	24,255	21,673
Current portion – capital leases	380	592
Current portion – long-term debt	16,500	20,000
Derivative instruments	3,094	2,307
Other current liabilities	6,955	6,396
Total current liabilities	95,855	90,706

Long-term debt, net of current portion	228,625	221,091
Capital leases, net of current portion	112	123
Other liabilities	25,261	24,676

Total Liabilities	349,853	336,596

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of March 31, 2018 and December 31, 2017; liquidation preference of $18,075 as of March 31, 2018	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 43,954 and 43,985 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	44	44
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	927,825	927,090
Accumulated other comprehensive loss	(2,234)	(2,234)
Accumulated deficit	(576,615)	(568,462)
Total Pacific Ethanol, Inc. Stockholders’ Equity	349,021	356,439
Noncontrolling interests	25,605	27,261
Total Stockholders’ Equity	374,626	383,700
Total Liabilities and Stockholders’ Equity	$724,479	$720,296

*	Amounts derived from the audited financial statements for the year ended December 31, 2017.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$400,027	$386,340
Cost of goods sold	396,665	392,113
Gross profit (loss)	3,362	(5,773)
Selling, general and administrative expenses	9,315	5,450
Loss from operations	(5,953)	(11,223)
Fair value adjustments	—	455
Interest expense	(4,505)	(2,637)
Other income (expense), net	398	(80)
Loss before benefit for income taxes	(10,060)	(13,485)
Benefit for income taxes	563	—
Consolidated net loss	(9,497)	(13,485)
Net loss attributed to noncontrolling interests	1,656	849
Net loss attributed to Pacific Ethanol, Inc.	$(7,841)	$(12,636)
Preferred stock dividends	$(312)	$(312)
Net loss available to common stockholders	$(8,153)	$(12,948)
Net loss per share, basic and diluted	$(0.19)	$(0.31)
Weighted-average shares outstanding, basic and diluted	42,912	42,375

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Consolidated net loss	$(9,497)	$(13,485)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles	10,164	9,110
Deferred income taxes	(563)	—
Inventory valuation adjustment	—	2,086
Amortization of debt discount	178	136
Non-cash compensation	736	1,221
Amortization of deferred financing fees	465	91
Loss (gain) on derivatives	462	(216)
Fair value adjustments	—	(455)
Bad debt expense	47	7
Changes in operating assets and liabilities:
Accounts receivable	6,080	22,250
Inventories	(8,712)	(61)
Prepaid expenses and other assets	1,370	(2,412)
Prepaid inventory	(328)	2,033
Accounts payable and accrued liabilities	8,508	(8,213)
Net cash provided by operating activities	8,910	12,092

Investing Activities:
Additions to property and equipment	(4,357)	(4,111)
Net cash used in investing activities	(4,357)	(4,111)

Financing Activities:
Net proceeds (payments) on Kinergy’s line of credit	8,722	(1,358)
Proceeds from assessment financing	331	—
Principal payments on borrowings	(5,000)	(1,000)
Principal payments on capital leases	(403)	(190)
Proceeds from exercise of warrants	—	37
Debt issuance costs	—	(14)
Preferred stock dividends paid	(312)	(312)
Net cash provided by (used in) financing activities	3,338	(2,837)
Net increase in cash and cash equivalents	7,891	5,144
Cash and cash equivalents at beginning of period	49,489	68,590
Cash and cash equivalents at end of period	$57,380	$73,734

Supplemental Information:
Interest paid	$3,593	$2,403
Income taxes received	$168	$3

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

Organization and Business – The consolidated financial statements include, for all periods presented, the accounts of Pacific Ethanol, Inc., a Delaware corporation (“Pacific Ethanol”), and its direct and indirect subsidiaries (collectively, the “Company”), including its subsidiaries, Kinergy Marketing LLC, an Oregon limited liability company (“Kinergy”), Pacific Ag. Products, LLC, a California limited liability company (“PAP”), PE Op Co., a Delaware corporation (“PE Op Co.”) and all nine of the Company’s ethanol production facilities.

The Company’s acquisition of Illinois Corn Processing, LLC (“ICP”) was consummated on July 3, 2017, and as a result, the Company’s accompanying consolidated financial statements include the results of ICP only as of December 31, 2017 and for the three months ended March 31, 2018.

The Company is a leading producer and marketer of low-carbon renewable fuels in the United States. The Company has a combined production capacity of 605 million gallons per year, markets, on an annualized basis, nearly 1.0 billion gallons of ethanol and specialty alcohols, and produces, on an annualized basis, over 3.0 million tons of co-products on a dry matter basis, such as wet and dry distillers grains, wet and dry corn gluten feed, condensed distillers solubles, corn gluten meal, corn germ, dried yeast and CO2.

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

As of March 31, 2018, all nine facilities were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

Basis of Presentation–Interim Financial Statements – The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of revenue recognition, as discussed further below. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Of the accounts receivable balance, approximately $60,487,000 and $64,501,000 at March 31, 2018 and December 31, 2017, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $66,000 and $19,000 as of March 31, 2018 and December 31, 2017, respectively. The Company recorded a bad debt expense of $47,000 and $7,000 for the three months ended March 31, 2018 and 2017, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Benefit for Income Taxes – The Company recognized a tax benefit of $563,000 for the three months ended March 31, 2018 due to the Company’s reduction of its deferred tax asset valuation allowance due to the taxable losses incurred during the period. Under the Tax Cuts and Jobs Act enacted on December 22, 2017, losses incurred after 2017 can be carried forward indefinitely. The Company does not expect additional tax benefits to be recognized during 2018 due to this provision. The Company recognized no tax benefit for the three months ended March 31, 2017 due to the uncertainty of using its tax losses to offset future taxable income. To the extent the Company believes it can utilize its tax losses, the Company will adjust its benefit for income taxes accordingly in future periods.

Comprehensive Loss – The Company’s accumulated other comprehensive loss relates to the Company’s pension plans. For the three months ended March 31, 2018 and 2017, the Company’s consolidated loss and comprehensive loss were substantially the same.

Noncontrolling Interests – For the three months ended March 31, 2018 and 2017, the changes to noncontrolling interests represented the net loss attributed to noncontrolling interests, with no other adjustment for the periods.

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

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all of its contracts. Following the adoption of ASC 606, the Company will continue to recognize revenue at a point-in-time when control of goods transfers to the customer. This is consistent with the Company’s previous revenue recognition accounting policy under which the Company recognized revenue when title and risk of loss pass to the customer and collectability is reasonably assured. In addition, ASU 606 did not impact the Company’s presentation of revenue on a gross or net basis.

The Company recognizes revenue primarily from sales of ethanol and its related co-products.

The Company has nine ethanol production facilities from which it produces and sells ethanol to its customers through Kinergy. Kinergy enters into sales contracts with ethanol customers under exclusive intercompany ethanol sales agreements with each of the Company’s nine ethanol plants. Kinergy also acts as a principal when it purchases third party ethanol which it resells to its customers. Finally, Kinergy has exclusive sales agreements with other third-party owned ethanol plants under which it sells their ethanol production for a fee plus the costs to deliver the ethanol to Kinergy’s customers. These sales are referred to as third-party agent sales. Revenue from these third-party agent sales is recorded on a net basis, with Kinergy recognizing its predetermined fees and any associated delivery costs.

The Company has nine ethanol production facilities from which it produces and sells co-products to its customers through PAP. PAP enters into sales contracts with co-product customers under exclusive intercompany co-product sales agreements with each of the Company’s nine ethanol plants.

The Company recognizes revenue from sales of ethanol and co-products at the point in time when the customer obtains control of such products, which typically occurs upon delivery depending on the terms of the underlying contracts. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver volumes of ethanol or co-products over a contractual period of less than 12 months. The Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue as control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligations.

When the Company is the agent, the supplier controls the products before they are transferred to the customer because the supplier is primarily responsible for fulfilling the promise to provide the product, has inventory risk before the product has been transferred to a customer and has discretion in establishing the price for the product. When the Company is the principal, the Company controls the products before they are transferred to the customer because the Company is primarily responsible for fulfilling the promise to provide the products, has inventory risk before the product has been transferred to a customer and has discretion in establishing the price for the product.

The Company accounts for shipping and handling costs relating to contracts with customers as costs to fulfill its promise to transfer its products. Accordingly, the costs are classified as a component of cost of goods.

The Company recognized revenue by type of contracts for periods as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Sales - acting as a principal
Production Ethanol	$219,609	$184,203
Production Co-Products	74,550	58,872
Marketing third-party ethanol sales	105,432	142,881
Net Sales - acting as an agent
Marketing agent ethanol sales	436	384
Consolidated net sales	$400,027	$386,340

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Sales:
Production:
Net sales to external customers	$294,159	$243,075
Intersegment net sales	474	310
Total production segment net sales	294,633	243,385
Marketing and distribution:
Net sales to external customers	105,868	143,265
Intersegment net sales	2,226	1,837
Total marketing and distribution segment net sales	108,094	145,102
Net sales including intersegment activity	402,727	388,487
Intersegment eliminations	(2,700)	(2,147)
Net sales, as reported	$400,027	$386,340

Cost of goods sold:
Production	$297,478	$250,587
Marketing and distribution	100,932	143,676
Intersegment eliminations	(1,745)	(2,150)
Cost of goods sold, as reported	$396,665	$392,113

Income (loss) before benefit for income taxes:
Production	$(12,445)	$(12,315)
Marketing and distribution	5,750	150
Corporate activities	(3,365)	(1,320)
	$(10,060)	$(13,485)
Depreciation and amortization:
Production	$9,932	$8,847
Corporate activities	232	263
	$10,164	$9,110
Interest expense:
Production	$2,024	$1,092
Marketing and distribution	363	308
Corporate activities	2,118	1,237
	$4,505	$2,637

The following table sets forth the Company’s total assets by operating segment (in thousands):

	March 31, 2018	December 31, 2017
Total assets:
Production	$567,889	$583,696
Marketing and distribution	152,073	127,242
Corporate assets	4,517	9,358
	$724,479	$720,296

3.	INVENTORIES.

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

	March 31, 2018	December 31, 2017
Finished goods	$43,641	$35,652
Work in progress	8,991	8,807
Raw materials	7,276	7,601
Low-carbon and RIN credits	8,708	7,952
Other	1,646	1,538
Total	$70,262	$61,550

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three months ended March 31, 2018 and 2017, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $462,000 and gains of $216,000 as the changes in the fair values of these contracts for the three months ended March 31, 2018 and 2017, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of March 31, 2018
	Assets		Liabilities

		Fair		Fair
Type of Instrument	Balance Sheet Location	Value	Balance Sheet Location	Value

Cash collateral balance	Other current assets	$2,141
Commodity contracts	Derivative instruments	$2,981	Derivative instruments	$3,094

	As of December 31, 2017
	Assets		Liabilities

		Fair		Fair
Type of Instrument	Balance Sheet Location	Value	Balance Sheet Location	Value

Cash collateral balance	Other current assets	$3,813
Commodity contracts	Derivative instruments	$998	Derivative instruments	$2,307

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2018	2017
Commodity contracts	Cost of goods sold	$(1,658)	$(2,344)

		Unrealized Gains
		Three Months Ended March 31,
Type of Instrument	Statements of Operations Location	2018	2017
Commodity contracts	Cost of goods sold	$1,196	$2,560

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Kinergy line of credit	$58,199	$49,477
Pekin term loan	50,000	53,500
Pekin revolving loan	32,000	32,000
ICP term loan	21,000	22,500
ICP revolving loan	18,000	18,000
Parent notes payable	68,948	68,948
	248,147	244,425
Less unamortized debt discount	(1,231)	(1,409)
Less unamortized debt financing costs	(1,791)	(1,925)
Less short-term portion	(16,500)	(20,000)
Long-term debt	$228,625	$221,091

Kinergy Operating Line of Credit – As of March 31, 2018, Kinergy had additional borrowing availability under its credit facility of $19,680,000.

Pekin Term Loan – On March 30, 2018, Pacific Ethanol Pekin, LLC (“PE Pekin”), one of the Company’s subsidiaries, amended its term loan facility by reducing the amount of working capital it is required to maintain to not less than $13.0 million from March 31, 2018 through November 30, 2018 and not less than $16.0 million from December 1, 2018 and continuing at all times thereafter. In addition, a principal payment in the amount of $3.5 million due for May 2018 was deferred until the maturity date of the term loan. As of the filing of this report, the Company believes PE Pekin is in compliance with its working capital requirement.

Pacific Aurora Line of Credit – On March 30, 2018, Pacific Aurora, LLC, a majority owned subsidiary of the Company, terminated its revolving credit facility, which was unused during the three months ended March 31, 2018. As a result, the Company fully amortized its deferred financing fees of $0.3 million during the three months ended March 31, 2018.

At March 31, 2018, there were approximately $204.3 million of net assets at the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

6.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At March 31, 2018, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 326,559,000 gallons of ethanol as of March 31, 2018 and open fixed-price ethanol sales contracts totaling $74,369,000 as of March 31, 2018. The Company had open fixed-price co-product sales contracts totaling $37,674,000 and open indexed-price co-product sales contracts for 518,000 tons as of March 31, 2018. These sales contracts are scheduled to be completed throughout 2018.

Purchase Commitments – At March 31, 2018, the Company had indexed-price purchase contracts to purchase 17,295,000 gallons of ethanol and fixed-price purchase contracts to purchase $7,241,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $33,641,000 of corn from its suppliers as of March 31, 2018. These purchase commitments are scheduled to be satisfied throughout 2018.

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

The Company assumed certain legal matters which were ongoing at July 1, 2015, the date of the Company’s acquisition of Aventine Renewable Energy Holdings, Inc. (“PE Central”). Among them were lawsuits between Aventine Renewable Energy, Inc. (now known as Pacific Ethanol Pekin, LLC) and Glacial Lakes Energy, Aberdeen Energy and Redfield Energy, together, the “Defendants,” in which PE Pekin sought damages for breach of termination agreements that wound down ethanol marketing arrangements between PE Pekin and each of the Defendants. In February and March 2017, the Company and the Defendants entered into settlement agreements and the Defendants paid in cash to the Company $3.9 million in final resolution of these matters. The Company did not assign any value to the claims against the Defendants in its accounting for the PE Central acquisition as of July 1, 2015. The Company recorded a gain, net of legal fees, of $3.6 million upon receipt of the cash settlement and recognized the gain as a reduction to selling, general and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2017.

7.	PENSION PLANS.

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

The Company uses a December 31 measurement date for its Retirement Plan. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. As of December 31, 2017, the Retirement Plan’s accumulated projected benefit obligation was $19.7 million, with a fair value of plan assets of $14.0 million. The underfunded amount of $5.7 million is recorded on the Company’s consolidated balance sheet in other liabilities. For the three months ended March 31, 2018, the Retirement Plan’s net periodic expense was $76,000, comprised of $174,000 in interest cost and $106,000 in service cost, partially offset by $204,000 of expected return on plan assets. For the three months ended March 31, 2017, the Retirement Plan’s net periodic expense was $117,000, comprised of $188,000 in interest cost and $98,000 in service cost, partially offset by $169,000 of expected return on plan assets.

The Postretirement Plan provides postretirement medical benefits and life insurance to certain “grandfathered” unionized employees. Employees hired after December 31, 2000 are not eligible to participate in the Postretirement Plan. The Postretirement Plan is contributory, with contributions required at the same rate as active employees. Benefit eligibility under the plan reduces at age 65 from a defined benefit to a defined dollar cap based upon years of service. As of December 31, 2017, the Postretirement Plan’s accumulated projected benefit obligation was $5.6 million and is recorded on the Company’s consolidated balance sheet in other liabilities. The Company’s funding policy is to make the minimum annual contribution required by applicable regulations. For the three months ended March 31, 2018, the Postretirement Plan’s net periodic expense was $81,000, comprised of $46,000 of interest cost, $2,000 of service cost and $33,000 of amortization expense. For the three months ended March 31, 2017, the Postretirement Plan’s net periodic expense was $104,000, comprised of $50,000 of interest cost, $21,000 of service cost and $33,000 of amortization expense.

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

The following table summarizes recurring fair value measurements by level at March 31, 2018 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative instruments(1)	$2,981	$2,981	$—	$—
	$2,981	$2,981	$—	$—

Liabilities:
Derivative instruments(6)	$(3,094)	$(3,094)	$—	$—
	$(3,094)	$(3,094)	$—	$—

The following table summarizes recurring fair value measurements by level at December 31, 2017 (in thousands):

					Benefit Plan
					Percentage
	Fair Value	Level 1	Level 2	Level 3	Allocation
Assets:
Derivative financial instruments(1)	$998	$998	$—	$—
Defined benefit plan assets
(pooled separate accounts):
Large U.S. Equity(2)	3,748	—	3,748	—	27%
Small/Mid U.S. Equity(3)	2,018	—	2,018	—	14%
International Equity(4)	2,528	—	2,528	—	18%
Fixed Income(5)	5,664	—	5,664	—	41%
	$14,956	$998	$13,958	$—
Liabilities:
Derivative financial instruments(6)	$(2,307)	$(2,307)	$—	$—

(1)	Included in derivative instruments in the consolidated balance sheets.

(2)	This category includes investments in funds comprised of equity securities of large U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(3)	This category includes investments in funds comprised of equity securities of small- and medium-sized U.S. companies. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes investments in funds comprised of equity securities of foreign companies including emerging markets. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(5)	This category includes investments in funds comprised of U.S. and foreign investment-grade fixed income securities, high-yield fixed income securities that are rated below investment-grade, U.S. treasury securities, mortgage-backed securities, and other asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(6)	Included in derivative instruments in the consolidated balance sheets.

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2018
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(7,841)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss available to common stockholders	$(8,153)	42,912	$(0.19)

	Three Months Ended March 31, 2017
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(12,636)
Less: Preferred stock dividends	(312)
Basic and diluted loss per share:
Net loss available to common stockholders	$(12,948)	42,375	$(0.31)

There were an aggregate of 912,000 and 784,000 potentially dilutive weighted-average shares from convertible securities outstanding as of March 31, 2018 and 2017, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three months ended March 31, 2018 and 2017, as their effect would have been anti-dilutive.

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

We operate nine strategically-located production facilities. Four of our plants are in the Western states of California, Oregon and Idaho, and five of our plants are located in the Midwestern states of Illinois and Nebraska. We are the sixth largest producer of ethanol in the United States based on annualized volumes. Our plants have a combined production capacity of 605 million gallons per year. We market all the ethanol, specialty alcohols and co-products produced at our plants as well as ethanol produced by third parties. On an annualized basis, we market nearly 1.0 billion gallons of ethanol and over 3.0 million tons of co-products on a dry matter basis. Our business consists of two operating segments: a production segment and a marketing segment.

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

Outlook

Our results for the first quarter reflect slightly improved production margins on both a quarterly year-over-year and sequential basis. While production margins improved over both the first and fourth quarters of 2017, predominantly from sales of higher margin products and better California carbon credit values, they remained compressed due to elevated ethanol inventory levels which reached an historic high in early March 2018. The industry’s high inventory levels negatively impacted ethanol sales prices, compressing production margins despite a decline in our average delivered cost of corn. Our results also reflect increased production gallons sold in the first quarter predominately from increased volumes from our recently acquired ICP facility.

Since early March, industry fundamentals have further improved as inventory levels have declined 9% and are now at approximately 5% below inventory levels at this time last year. Year-to-date, ethanol production rates across the industry are running only 1% higher than last year. Production margins, while still quite volatile, have improved thus far in the second quarter. Gasoline demand is approximately 3% higher year-over-year as we approach the high-demand summer driving season. In addition, the industry exported 522 million gallons of ethanol in the first quarter, reflecting strong annualized export growth.

We believe that part of the industry’s recent margin volatility arose from escalating trade positioning between the U.S. and China, which resulted in additional tariffs placed on U.S. ethanol shipped to China in early April, halting for now new export business to China. China had previously returned in the earlier part of the first quarter as a significant buyer of U.S.-sourced ethanol, supporting its announced 10% blending requirement by 2020.

We are optimistic that the improved ethanol supply and demand balances will result in continued margin improvement as we enter peak demand season, and we believe that overall long-term market fundamentals remain strong. Ethanol’s compelling blending economics, octane value and carbon-reducing benefits will drive higher blend rates in both the U.S. and international markets. We are actively working with the industry as a whole to achieve Reid vapor pressure (RVP) parity for higher ethanol blends. The Trump administration supports removing the arbitrary restrictions on E15 blending in many markets during the summer months, which will encourage increases in year-round E15 blending. We believe the Environmental Protection Agency, or EPA, has legal authority to remove these restrictions and anticipate the EPA’s initiation of rulemaking to this end in the near future.

International demand for ethanol set records in 2017 and is on pace to exceed those records in 2018. We believe that U.S. ethanol exports may reach 1.6 billion to 1.8 billion gallons in 2018. More countries are importing ethanol from the U.S. as it represents a low-cost source of high-octane and low-carbon transportation fuel. Japan recently announced its intention to allow U.S. ethanol to meet up to 44% of a total estimated annual demand of 217 million gallons of ethanol used to make ethyl tert-butyl ether, or ETBE, an oxygenate gasoline additive, or the equivalent of approximately 100 million gallons of U.S.-sourced ethanol annually.

Carbon values in our California and Oregon markets are increasing, resulting in continued and growing premiums for our lower-carbon ethanol. In California, prices exceed $150 per metric ton of carbon. Over the past year, California carbon prices have risen steadily to more than double where they were in 2017. Earlier this year, the California Air Resources Board announced changes to extend and increase carbon reduction requirements imposed on refiners through 2030, requiring them to reduce carbon levels to 20% below 2010 levels. Carbon values in Oregon have also improved, reaching over $60 per metric ton of carbon for our lower-carbon ethanol produced at our Oregon facility.

We continue to focus on implementing initiatives and investing in our assets to reduce our costs, improve our yields and carbon scores, and build our long-term value. We are engaged in several plant-level capital projects with near-term paybacks designed to increase output of high-value co-products such as corn oil, corn gluten meal and yeast. We are also working with our ingredient suppliers to reduce costs and increase ethanol yields.

Our acquisition of ICP in July provided product diversification, bringing us high-quality alcohol products, which help support stronger margins and reduce our exposure to commodity price fluctuations in the fuel ethanol market. Our integration of ICP is progressing well and we are on track to achieve our goal of $4.5 million in annualized cost synergies in 2018.

Our 3.5 megawatt cogeneration system at our Stockton plant has not yet achieved full commercial operation. The system converts process waste gas and natural gas into electricity and steam, reducing energy costs by up to $4.0 million per year and lowering carbon and nitrogen oxide emissions. The two natural gas fired cogeneration units have performed intermittently since February and remain under the manufacturer’s care. The manufacturer is working diligently to achieve completion.

The installation of our 5 megawatt solar photovoltaic power system is progressing at our Madera facility. We anticipate full electricity production from the system starting in the third quarter of 2018. We expect the system to reduce our utility costs by over $1.0 million annually and lower our carbon score.

Airgas has begun construction of a liquid CO2 production plant adjacent to our Stockton facility. We expect to commence production and begin generating revenues from this arrangement in the fourth quarter of 2018.

We continue to produce commercial levels of cellulosic ethanol and generate D3 RINs at our Stockton plant. However, we have paused production of cellulosic ethanol at our Madera and Magic Valley plants due to delays in EPA approval of our cellulosic ethanol pathways for those plants. We anticipate resolution of any underlying issues soon.

Our capital expenditures for the first quarter of 2018 totaled $4.4 million and were primarily related to plant improvement initiatives. We expect our 2018 capital expenditures to approximate our 2017 expenditure level, although we may adjust this amount based on industry economics and our financial performance.

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

Critical Accounting Policies

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: revenue recognition; impairment of long-lived assets; valuation of allowance for deferred taxes; derivative instruments; accounting for business combinations; and allowance for doubtful accounts. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The following selected financial information should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements included elsewhere in this report, and the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended March 31,		Percentage
	2018	2017	Change
Production gallons sold (in millions)	140.8	115.0	22.4%
Third party gallons sold (in millions)	91.9	111.2	(17.4)%
Total gallons sold (in millions)	232.7	226.2	2.9%

Total gallons produced (in millions)	142.1	117.9	20.5%
Production capacity utilization	94%	92%	2.2%

Average sales price per gallon	$1.57	$1.62	(3.1)%

Corn cost per bushel—CBOT equivalent	$3.57	$3.64	(1.9)%
Average basis(1)	0.27	0.29	(6.9)%
Delivered cost of corn	$3.84	$3.93	(2.3)%

Total co-product tons sold (in thousands)	798.0	685.5	16.4%
Co-product revenues as % of delivered cost of corn(2)	37.1%	34.9%	6.3%

Average CBOT ethanol price per gallon	$1.42	$1.52	(6.6)%
Average CBOT corn price per bushel	$3.66	$3.64	0.5%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2018	2017	Dollars	Percent

Net sales	$400,027	$386,340	$13,687	3.5%
Cost of goods sold	396,665	392,113	4,552	1.2%
Gross profit (loss)	$3,362	$(5,773)	$9,135	NM
Percentage of net sales	0.8%	(1.5)%

Net Sales

The increase in our net sales for the three months ended March 31, 2018 as compared to the same period in 2017 was due to an increase in our total ethanol gallons sold, partially offset by a decrease in our average ethanol sales price per gallon.

We increased our production gallons sold and our volume of co-products sold for the three months ended March 31, 2018 as compared to the same period in 2017. These increases are primarily due to higher capacity utilization at our plants and increased volumes attributed to our recently acquired ICP facility. We increased capacity utilization at our plants to 94% for the three months ended March 31, 2018 compared to 92% for the same period in 2017 in anticipation of improved market conditions. Our third-party gallons sold declined over the same period as we deliberately focused our third-party ethanol sales in regions where we have a stronger presence around our own production assets.

On a consolidated basis, our average sales price per gallon decreased 3.1% to $1.57 for the three months ended March 31, 2018 compared to our average sales price per gallon of $1.62 for the same period in 2017. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, decreased 6.6% to $1.42 for the three months ended March 31, 2018 compared to an average CBOT sales price per gallon of $1.52 for the same period in 2017.

Production Segment

Net sales of ethanol from our production segment increased by $35.4 million, or 19%, to $219.6 million for the three months ended March 31, 2018 as compared to $184.2 million for the same period in 2017. Our total volume of production ethanol gallons sold increased by 25.8 million gallons, or 22%, to 140.8 million gallons for the three months ended March 31, 2018 as compared to 115.0 million gallons for the same period in 2017. Our production segment’s average sales price per gallon decreased 3% to $1.56 for the three months ended March 31, 2018 compared to our production segment’s average sales price per gallon of $1.60 for the same period in 2017. At our production segment’s average sales price per gallon of $1.56 for the three months ended March 31, 2018, we generated $40.2 million in additional net sales from our production segment from the 25.8 million additional gallons of produced ethanol sold in the three months ended March 31, 2018 as compared to the same period in 2017. The decrease of $0.04 in our production segment’s average sales price per gallon for the three months ended March 31, 2018 as compared to the same period in 2017 decreased our net sales of ethanol from our production segment by $4.8 million.

Net sales of co-products increased $15.7 million, or 27%, to $74.6 million for the three months ended March 31, 2018 as compared to $58.9 million for the same period in 2017. Our total volume of co-products sold increased by 112.5 thousand tons, or 16%, to 798.0 thousand tons for the three months ended March 31, 2018 from 685.5 thousand tons from the same period in 2017 and our average sales price per ton increased to $93.42 per ton for the three months ended March 31, 2018 from $85.88 per ton for the same period in 2017. At our average sales price per ton of $93.42 for the three months ended March 31, 2018, we generated $10.5 million in additional net sales from the additional 112.5 thousand tons of co-products sold in the three months ended March 31, 2018 as compared to the same period in 2017. The increase in our average sales price per ton of $7.54 per ton, or 9%, for the three months ended March 31, 2018 as compared to the same period in 2017 increased net sales from our production segment by $5.2 million.

Marketing Segment

Net sales of ethanol from our marketing segment decreased by $37.4 million, or 26%, to $105.9 million for the three months ended March 31, 2018 as compared to $143.3 million for the same period in 2017. Our total volume of ethanol gallons sold by our marketing segment increased by 6.5 million gallons, or 3%, to 232.7 million gallons for the three months ended March 31, 2018 as compared to 226.2 million gallons for the same period in 2017. As noted above, our additional production gallons sold accounted for 25.8 million gallons of this increase and was offset by 19.3 million fewer third party gallons sold.

Our marketing segment’s average sales price per gallon decreased 4% to $1.60 for the three months ended March 31, 2018 compared to our marketing segment’s average sales price per gallon of $1.66 for the same period in 2017.

The increase in production gallons sold by our marketing segment contributed insignificantly to net sales generated by our marketing segment, resulting in an additional $0.2 million in net sales, which were eliminated upon consolidation.

At our marketing segment’s average sales price per gallon of $1.60 for the three months ended March 31, 2018, we generated $31.0 million less net sales from our marketing segment from the 19.3 million gallons in third-party ethanol sold in the three months ended March 31, 2018 as compared to the same period in 2017. Further, the decline of $0.06 in our marketing segment’s average sales price per gallon for the three months ended March 31, 2018 as compared to the same period in 2017 reduced our net sales from third-party ethanol sold by our marketing segment by $6.4 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit (loss) improved to gross profit of $3.4 million for the three months ended March 31, 2018 as compared to a gross loss of $5.8 million for the same period in 2017, representing a gross profit margin of 0.8% for the three months ended March 31, 2018 as compared to a negative gross margin of 1.5% for the same period in 2017. Our consolidated gross profit improved primarily due to sales of higher margin products and better California carbon credit values.

Production Segment

Our production segment’s gross loss from external sales improved by $3.4 million to a gross loss of $3.8 million for the three months ended March 31, 2018 as compared to a gross loss of $7.2 million for the same period in 2017. Of this increase, $4.1 million was attributable to improved margins, partially offset by $0.7 million in additional gross loss from increased production volumes at negative production margins for the three months ended March 31, 2018 as compared to the same period in 2017.

Gross profit generated by our production segment was negatively impacted by $2.6 million in higher than expected repairs and maintenance expense at our Pekin, Illinois wet mill facility. We have experienced larger than anticipated expenses since the second half of 2015 related initially to the repair, and then replacement, of two package boilers that failed shortly prior to our acquisition of our Midwest assets in 2015. These expenses for the first quarter of 2018 related to the installation and start-up of two new boilers. We anticipate that our results for the second quarter of 2018 will include final costs associated with these boilers of approximately $2.0 million. We have largely resolved these boiler issues, which totaled $11.0 million in 2017, and look forward to eliminating our wet mill boiler expenses going forward.

Marketing Segment

Our marketing segment’s gross profit improved by $5.8 million to $7.2 million for the three months ended March 31, 2018 as compared to $1.4 million for the same period in 2017. Of this increase, $8.3 million is attributable to our improved margins per gallon for the three months ended March 31, 2018 as compared to the same period in 2017, partially offset by $2.5 million in lower gross profit attributable to the 19.3 million gallon decrease in third-party marketing volumes for the three months ended March 31, 2018 as compared to the same period in 2017.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A expenses, in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2018	2017	Dollars	Percent
Selling, general and administrative expenses	$9,315	$5,450	$3,865	70.9%
Percentage of net sales	2.3%	1.4%

Our SG&A expenses increased for the three months ended March 31, 2018 as compared to the same period in 2017. The $3.9 million period over period increase in SG&A expenses is primarily due to $3.6 million in one-time gains associated with legal matters resolved in the prior year that reduced our SG&A expenses from $9.1 million to $5.5 million in the prior year period. In addition, our SG&A expenses for the period included expenses related to the operation of our recently-acquired ICP facility that were not present in the prior year period as the acquisition had not yet occurred. We anticipate SG&A expenses will total approximately $34.0 million for all of 2018.

Interest Expense

The following table presents our interest expense in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2018	2017	Dollars	Percent
Interest expense	$4,505	$2,637	$1,868	70.8%
Percentage of net sales	1.1%	0.7%

Interest expense increased $1.9 million to $4.5 million for the three months ended March 31, 2018 from $2.6 million for the same period in 2017. The increase in interest expense is primarily due to additional borrowings related to our recent acquisition of ICP, higher interest rates on our senior notes which increased in accordance with their terms and accelerated amortization of deferred financing costs associated with our termination of Pacific Aurora’s line of credit.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2018	2017	Dollars	Percent
Net loss available to Common Stockholders	$8,153	$12,948	$(4,795)	(37.0)%
Percentage of net sales	2.0%	3.4%

The decrease in net loss available to common stockholders was primarily due to our increased gross profit, as discussed above, for the three months ended March 31, 2018 as compared to the same period in 2017.

Liquidity and Capital Resources

During the three months ended March 31, 2018, we funded our operations primarily from cash on hand, cash generated from our operations and advances from our revolving credit facilities. These funds were also used to make capital expenditures, capital lease payments and principal payments on term debt.

Our current available capital resources consist of cash on hand and amounts available for borrowing under our credit facilities. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our credit facilities, cash generated from our operations and tax refunds collected.

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

	March 31, 2018	December 31, 2017	Change
Cash and cash equivalents	$57,380	$49,489	15.9%
Current assets	$214,531	$203,246	5.6%
Property and equipment, net	$502,545	$508,352	(1.1)%
Current liabilities	$95,855	$90,706	5.7%
Long-term debt, net of current portion	$228,625	$221,091	3.4%
Working capital	$118,676	$112,540	5.5%
Working capital ratio	2.24	2.24	—%

Restricted Net Assets

At March 31, 2018, we had approximately $204.3 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Working capital increased to $118.7 million at March 31, 2018 from $112.5 million at December 31, 2017 as a result of an increase of $11.3 million in current assets, partially offset by an increase of $5.1 million in current liabilities.

Current assets increased primarily due to increases of $7.9 million in cash and cash equivalents, $8.7 million in inventories and $2.0 million in derivative instruments, partially offset by a decrease in accounts receivable of $6.1 million and $1.5 million in other current assets. Our cash and cash equivalents increased by $7.9 million at March 31, 2018 as compared to December 31, 2017 due to $8.9 million of cash provided by our operations and $3.3 million of cash provided by our financing activities, partially offset by $4.4 million of cash used in our investing activities.

Our current liabilities increased primarily due to increases of $7.5 million in accounts payable and accrued liabilities and $0.8 million in derivative instruments, partially offset by a decrease of $3.5 million in the current portion of our long-term debt in accordance with our amended amortization schedule associated with our Pekin term debt.

Cash provided by our Operating Activities

Cash provided by our operating activities declined by $3.2 million for the three months ended March 31, 2018, as compared to the same period in 2017. We generated $8.9 million of cash from our operating activities during the period. Specific factors that contributed to the decrease in cash provided by our operating activities include:

●	a decrease related to accounts receivable of $16.2 million primarily due to the timing of collections; and

●	a decrease related to inventories and prepaid inventory of $11.0 million due to the timing of purchases.

These amounts were partially offset by:

●	an improvement in consolidated net loss of $4.0 million;

●	an increase related to accounts payable and accrued liabilities of $16.7 million due to the timing of payments and higher sales volumes; and

●	an increase related to prepaid expenses and other assets of $3.8 million.

Cash used in our Investing Activities

Cash used in our investing activities increased by $0.2 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in cash used in our investing activities is primarily due to higher spending on capital projects associated with our plant improvement initiatives.

Cash provided by our Financing Activities

Cash provided by our financing activities increased by $6.2 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in cash provided by our financing activities is primarily due to $10.1 million in increased net borrowings under Kinergy’s line of credit, partially offset by $4.0 million in increased principal payments on our term debt.

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

	Three Months Ended March 31,		Years Ended December 31,
	2018	2017	2017	2016

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	7.72	6.80	2.79	7.88
Excess	5.72	4.80	0.79	5.88

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of March 31, 2018, Kinergy had an outstanding balance of $58.2 million with additional borrowing availability under the credit facility of $19.7 million.

Pekin Credit Facilities

On December 15, 2016, our wholly-owned subsidiary, Pacific Ethanol Pekin, LLC, or Pekin, entered into term and revolving credit facilities. Pekin borrowed $64.0 million under a term loan facility that matures on August 20, 2021 and $32.0 million under a revolving credit facility that matures on February 1, 2022. The Pekin credit facilities are secured by a first-priority security interest in all of Pekin’s assets. Interest initially accrued under the Pekin credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. Pekin is required to make quarterly principal payments in the amount of $3.5 million on the term loan beginning on May 20, 2017 and a principal payment of $8.0 million at maturity on August 20, 2021. Pekin is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the initial terms of the credit facilities, Pekin was required to maintain not less than $20.0 million in working capital and an annual debt service coverage ratio of not less than 1.25 to 1.0.

On August 7, 2017, Pekin amended its term and revolving credit facilities by agreeing to increase the interest rate under the facilities by 25 basis points to an annual rate equal to the 30-day LIBOR plus 4.00%. Pekin and its lender also agreed that Pekin is required to maintain working capital of not less than $17.5 million from August 31, 2017 through December 31, 2017 and working capital of not less than $20.0 million from January 1, 2018 and continuing at all times thereafter. In addition, the required debt service coverage ratio was reduced to 0.15 to 1.00 for the fiscal year ended December 31, 2017. Pekin’s actual debt service coverage ratio was 0.17 to 1.00 for the fiscal year ended December 31, 2017, 0.02 in excess of the required 0.15 to 1.00. For the month ended January 31, 2018, Pekin was not in compliance with its working capital requirement due to larger than anticipated repair and maintenance related expenses to replace faulty equipment. Pekin has received a waiver from its lender for this noncompliance. Further, the lender decreased Pekin’s working capital covenant requirement to $13.0 million for the month ended February 28, 2018, excluding from the calculation a $3.5 million principal payment previously due in May 2018.

On March 30, 2018, Pekin further amended its term loan facility by reducing the amount of working capital it is required to maintain to not less than $13.0 million from March 31, 2018 through November 30, 2018 and not less than $16.0 million from December 1, 2018 and continuing at all times thereafter. In addition, a principal payment in the amount of $3.5 million due for May 2018 was deferred until the maturity date of the term loan. As of the filing of this report, we believe Pekin is in compliance with its working capital requirement.

ICP Credit Facilities

On September 15, 2017, ICP entered into term and revolving credit facilities. ICP borrowed $24.0 million under a term loan facility that matures on September 20, 2021 and $18.0 million under a revolving credit facility that matures on September 1, 2022. The ICP credit facilities are secured by a first-priority security interest in all of ICP’s assets. Interest accrues under the ICP credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. ICP is required to make quarterly consecutive principal payments in the amount of $1.5 million. ICP is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the terms of the credit facilities, ICP is required to maintain not less than $8.0 million in working capital and an annual debt service coverage ratio of not less than 1.5 to 1.0, beginning for the year ended December 31, 2018.

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

The notes mature on December 15, 2019. Interest on the notes accrues at an annual rate equal to (i) the greater of 1% and the three-month LIBOR, plus 7.0% from the closing through December 14, 2017, (ii) the greater of 1% and three-month LIBOR, plus 9% between December 15, 2017 and December 14, 2018, and (iii) the greater of 1% and three-month LIBOR plus 11% between December 15, 2018 and the maturity date. The interest rate increases by an additional 2% per annum above the interest rate otherwise applicable upon the occurrence and during the continuance of an event of default until cured. Interest is payable in cash in arrears on the 15th calendar day of each March, June, September and December. We are required to pay all outstanding principal and any accrued and unpaid interest on the notes on the maturity date. We may, at our option, prepay the outstanding principal amount of the notes at any time without premium or penalty. Pacific Ethanol, Inc. issued the notes, which are secured by a first-priority security interest in the equity interest held by Pacific Ethanol, Inc. in its wholly-owned subsidiary, PE Op. Co., which indirectly owns our plants located on the West Coast.

Pacific Aurora Credit Facility

On December 15, 2016, Pacific Aurora entered into a revolving credit facility for up to $30.0 million with a maturity date of February 1, 2022. The credit facility was secured by a first-priority security interest in all of Pacific Aurora’s assets. Borrowing availability under the credit facility automatically declined by $2.5 million on the first day of each June and December beginning on June 1, 2017 through and including December 1, 2020. Interest accrued under the Pacific Aurora credit facility at an annual rate equal to the 30-day LIBOR plus 4.0%, payable monthly. Pacific Aurora was required to pay monthly in arrears a fee on any unused portion of the credit facility at a rate of 0.75% per annum. Prepayment of the credit facility was subject to a prepayment penalty. Under the terms of the credit facility, Pacific Aurora was required to maintain not less than $22.5 million in working capital through June 30, 2017, not less than $24.0 million in working capital after June 30, 2017 and an annual debt service coverage ratio of not less than 1.50 to 1.00.

On September 1, 2017, Pacific Aurora and its lender agreed that Pacific Aurora was required to maintain working capital of not less than $18.0 million from September 30, 2017 through February 28, 2018 and working capital of not less than $20.0 million from March 1, 2018 and continuing at all times thereafter. In addition, the required debt service coverage ratio was reduced to 0.00 to 1.00 for the fiscal year ending December 31, 2017 and 1.50 to 1.00 for the fiscal year ending December 31, 2018.

At December 31, 2017, Pacific Aurora was not in compliance with its working capital and debt service coverage ratio requirements. We did not utilize the credit facility in 2017 and had no plans to draw on the facility, having addressed the liquidity and capital needs of Pacific Aurora through other means. On March 30, 2018, Pacific Aurora terminated this credit facility.

Contractual Obligations

There have been no material changes in the three months ended March 31, 2018 to the amounts presented in the table under the “Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2017.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three months ended March 31, 2018 and 2017.

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

We are subject to market risk with respect to ethanol pricing. Ethanol prices are sensitive to global and domestic ethanol supply, crude-oil supply and demand; crude-oil refining capacity; carbon intensity; government regulation; and consumer demand for alternative fuels. Our ethanol sales are priced using contracts that are either based on a fixed price or an indexed price tied to a specific market, such as CBOT or the Oil Price Information Service. Under these fixed-price arrangements, we are exposed to risk of an increase in the market price of ethanol between the time the price is fixed and the time the ethanol is sold.

We satisfy our physical corn needs, the principal raw material used to produce ethanol and ethanol co-products, based on supply-guaranteed contracts with our vendors. Generally, we determine the purchase price of our corn at the time we begin to grind that day’s needs. Additionally, we may also enter into contracts with our vendors to fix a portion of the purchase price of our corn requirements. As such, we are also subject to market risk with respect to the price of corn. The price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global supply and demand. Under the fixed-price arrangements, we assume the risk of a decrease in the market price of corn between the time the price is fixed and the time the corn is utilized.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these exchanged-traded contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $0.5 million and gains of $0.2 million related to settled non-designated hedges as the change in the fair values of these contracts for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of March 31, 2018, which may differ materially from actual results, are as follows (in millions):

Commodity	Three Months Ended March 31, 2018 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	232.7	Gallons	$22.1
Corn	50.0	Bushels	$17.9

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At March 31, 2018, all of our long-term debt of $248.1 million was variable-rate in nature. Based on a 100 basis point (1.00%) increase in the interest rate on our long-term debt, pre-tax income for the three months ended March 31, 2018 would be negatively impacted by approximately $0.6 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have incurred significant losses and negative operating cash flow in the past. For the three months ended March 31, 2018 and 2017, we incurred consolidated net losses of approximately $9.5 million and $13.5 million, respectively. For the years ended December 31, 2017 and 2015, we incurred consolidated net losses of approximately $38.1 million and $18.9 million, respectively. For the year ended December 31, 2015, we incurred negative operating cash flows of $28.0 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

Over the past several years, the spread between ethanol and corn prices has fluctuated significantly. Fluctuations are likely to continue to occur. A sustained narrow spread, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect our results of operations and financial position. Further, combined revenues from sales of ethanol, distillers grains and other ethanol co-products could decline below the marginal cost of production, which may force us to suspend production of ethanol, distillers grains and other ethanol co-products at some or all of our plants.

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

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. For example, ethanol prices, as reported by the CBOT, ranged from $1.26 to $1.67 per gallon during 2017 and $1.31 to $1.75 per gallon during 2016. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

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

Our plants located in the Midwest have significant indebtedness. Unlike traditional term debt, the terms of our plant loans require amortizing payments of principal over the lives of the loans and our borrowing availability under our plant credit facilities periodically and automatically declines through the maturity dates of those facilities. Our plant indebtedness could:

●	make it more difficult to pay or refinance our debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

●	limit our flexibility to pursue strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors who have less debt;

●	require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, dividend payments and other general corporate purposes; and/or

●	limit our ability to procure additional financing for working capital or other purposes.

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

Legislation aimed at reducing or eliminating the renewable fuel use required by the RFS has been introduced in the United States Congress. On January 3, 2017, the Leave Ethanol Volumes at Existing Levels (LEVEL) Act (H.R. 119) was introduced in the House of Representatives. The bill would freeze renewable fuel blending requirements under the RFS at 7.5 billion gallons per year, prohibit the sale of gasoline containing more than 10% ethanol, and revoke the EPA’s approval of E15 blends. On January 31, 2017, a bill (H.R. 777) was introduced in the House of Representatives that would require the EPA and National Academies of Sciences to conduct a study on “the implications of the use of mid-level ethanol blends”. A mid-level ethanol blend is an ethanol-gasoline blend containing 10-20% ethanol by volume, including E15 and E20, which is intended to be used in any conventional gasoline-powered motor vehicle or nonroad vehicle or engine. Also on January 31, 2017, a bill (H.R. 776) was introduced in the House of Representatives that would limit the volume of cellulosic biofuel required under the RFS to what is commercially available. On March 2, 2017, a bill (H.R. 1315) was introduced in the House of Representatives that would cap the volume of ethanol in gasoline at 10%. On the same day, the RFS Elimination Act (H.R. 1314) was introduced, which would fully repeal the RFS. On March 8, 2018, the Growing Renewable Energy through Existing and New Environmentally Responsible (GREENER) Fuels Act (H.R. 5212 and S. 2519) was introduced in the House of Representatives and Senate. The GREENER Fuels Act would phase-out the mandated use of corn ethanol and limit the total volume of conventional biofuel contained in transportation fuel at 9.7%.

All of these bills were referred to a congressional committee or subcommittee, which will consider them before possibly sending any of them on to the House of Representatives as a whole. Our operations could be adversely impacted if any legislation is enacted that reduces or eliminates the RFS volume requirements or that reduces or eliminates corn ethanol as qualifying as a renewable fuel under the RFS.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At March 31, 2018, we had approximately $204.3 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

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

At March 31, 2018, we had approximately $204.3 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

For each of the three months ended March 31, 2018 and 2017, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

2018 Short-Term Incentive Plan

On February 9, 2018, the Compensation Committee of our Board of Directors adopted a Short-Term Incentive Plan for 2018, or the Plan, applicable to our executive officers. The following is a description of the Plan:

●	Participants: Our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel, Vice President of Commodities and Corporate Development and Vice President of Supply and Trading (“Executive Officers”), and other officer, director and manager-level personnel will be eligible to participate in the Plan.

●	Aggregate Plan Pool: The dollar amount of the aggregate Plan pool will be established by the Compensation Committee.

●	Awards: Awards under the Plan for Executive Officers will be determined by the Compensation Committee. Awards under the Plan for other officer, director and manager-level personnel will be determined by our executive committee, within the limits of the Plan pool approved by the Compensation Committee.

●	Individual Targets: The Plan payout targets for Executive Officers will be determined by the Compensation Committee. The Plan payout targets for other officer, director and manager-level personnel will be set as a percentage of a participant’s base salary in accordance with compensation policies established by our executive committee or a participant’s employment agreement.

●	Award Components: Awards under the Plan will be based on two elements: financial performance and individual performance. Our financial performance will be an element in all participants’ awards. Each element will be assigned a weighting based upon a participant’s role.

○	The financial performance element will be based on earnings before interest, taxes, depreciation and amortization, adjusted for certain non-cash and other adjustments, such as asset impairments, purchase accounting adjustments and fair value adjustments, established by the Compensation Committee (“Adjusted EBITDA”). An Adjusted EBITDA goal will be established for 2018 by the Compensation Committee. The financial performance element is non-discretionary and will be funded at a rate of 0% to 200% of the participant’s targeted payout amount for the element based on the level of actual Adjusted EBITDA compared to the Adjusted EBITDA goal.

○	The individual performance element will be based on individual participant goals based on quantitative criteria and subjective elements established by each participant’s supervisor, in consultation with our executive committee. The extent to which a participant will be deemed to have achieved his or her individual performance goals will be determined by our executive committee in consultation with the participant’s supervisor; provided, however, that the extent to which a participant who is an Executive Officer will be deemed to have achieved his or her individual performance goals will be recommended by our Chief Executive Officer but ultimately determined by the Compensation Committee. The individual performance element is discretionary and will be funded at a rate of 0% to 100% of the participant’s targeted payout amount for the element, but may exceed 100% of the participant’s targeted payout amount through a reduction of amounts set aside for other participants in the Plan pool without, however, affecting the overall amount of the Plan pool.

In addition to incentive compensation payable under the Plan, the Compensation Committee retains the authority to grant special discretionary cash and/or equity awards.

ITEM 6.	EXHIBITS.

Exhibit Number	Description (**)

10.1	Pacific Ethanol, Inc. 2018 Short-Term Incentive Plan Description (*)

10.2	2016 Stock Incentive Plan, as amended (*)

10.3	Amendment No. 3 to Credit Agreement dated as of March 30, 2018 by and between Pacific Ethanol Pekin, LLC, Compeer Financial, PCA and CoBank, ACB (***)

10.4	Second Amended and Restated Term Note dated March 30, 2018 by Pacific Ethanol Pekin, LLC in favor of Compeer Financial, PCA (***)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.

(**)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

(***)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC ETHANOL, INC.

Dated: May 10, 2018	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)