Form 10-Q
period 2018-06-30
Pacific Ethanol, Inc.
filed 2018-08-09
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 8, 2018, there were 44,954,392 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 896 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
ASSETS	2018	2017
	(unaudited)	*

Current Assets:
Cash and cash equivalents	$62,581	$49,489
Accounts receivable, net (net of allowance for doubtful accounts of $64 and $19, respectively)	72,518	80,344
Inventories	67,305	61,550
Prepaid inventory	1,796	3,281
Derivative instruments	7,634	998
Other current assets	8,871	7,584
Total current assets	220,705	203,246
Property and equipment, net	495,274	508,352
Other Assets:
Intangible assets	2,678	2,678
Other assets	4,575	6,020
Total other assets	7,253	8,698
Total Assets	$723,232	$720,296

*       Amounts derived from the audited consolidated financial statements for the year ended December 31, 2017.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2018	2017
	(unaudited)	*

Current Liabilities:
Accounts payable – trade	$40,966	$39,738
Accrued liabilities	21,790	21,673
Current portion – capital leases	162	592
Current portion – long-term debt	20,000	20,000
Derivative instruments	10,157	2,307
Other current liabilities	6,567	6,396
Total current liabilities	99,642	90,706

Long-term debt, net of current portion	237,771	221,091
Capital leases, net of current portion	101	123
Other liabilities	25,457	24,676
Total Liabilities	362,971	336,596
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized;
Series A: 1,684 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017;
Series B: 1,581 shares authorized; 927 shares issued and outstanding as of June 30, 2018 and December 31, 2017; liquidation preference of $18,075 as of June 30, 2018	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 44,960 and 43,985 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	45	44
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	928,378	927,090
Accumulated other comprehensive loss	(2,234)	(2,234)
Accumulated deficit	(589,838)	(568,462)
Total Pacific Ethanol, Inc. Stockholders’ Equity	336,352	356,439
Noncontrolling interests	23,909	27,261
Total Stockholders’ Equity	360,261	383,700
Total Liabilities and Stockholders’ Equity	$723,232	$720,296

*          Amounts derived from the audited consolidated financial statements for the year ended December 31, 2017.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$410,522	$405,202	$810,549	$791,542
Cost of goods sold	411,795	403,549	808,460	795,662
Gross profit (loss)	(1,273)	1,653	2,089	(4,120)
Selling, general and administrative expenses	8,898	8,762	18,213	14,212
Loss from operations	(10,171)	(7,109)	(16,124)	(18,332)
Fair value adjustments	—	18	—	473
Interest expense	(4,177)	(2,694)	(8,682)	(5,331)
Other income (expense), net	(256)	(153)	142	(233)
Loss before benefit for income taxes	(14,604)	(9,938)	(24,664)	(23,423)
Benefit for income taxes	—	—	563	—
Consolidated net loss	(14,604)	(9,938)	(24,101)	(23,423)
Net loss attributed to noncontrolling interests	1,696	1,097	3,352	1,946
Net loss attributed to Pacific Ethanol, Inc.	$(12,908)	$(8,841)	$(20,749)	$(21,477)
Preferred stock dividends	$(315)	$(315)	$(627)	$(627)
Loss available to common stockholders	$(13,223)	$(9,156)	$(21,376)	$(22,104)
Net loss per share, basic and diluted	$(0.31)	$(0.22)	$(0.50)	$(0.52)
Weighted-average shares outstanding, basic and diluted	43,285	42,295	43,098	42,334

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Consolidated net loss	$(24,101)	$(23,423)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles	20,418	18,408
Deferred income taxes	(563)	—
Fair value adjustments	—	(473)
Amortization of debt discount	357	273
Inventory valuation adjustment	—	256
Amortization of deferred financing fees	608	189
Non-cash compensation	1,695	2,158
Loss on derivative instruments	3,370	352
Bad debt expense	45	2
Changes in operating assets and liabilities:
Accounts receivable	7,781	39,835
Inventories	(5,755)	(3,273)
Prepaid expenses and other assets	(1,437)	(4,454)
Prepaid inventory	1,485	(486)
Accounts payable and accrued expenses	1,003	(14,273)
Net cash provided by operating activities	4,906	15,091
Investing Activities:
Additions to property and equipment	(7,340)	(6,229)
Net cash used in investing activities	(7,340)	(6,229)
Financing Activities:
Net proceeds from Kinergy’s line of credit	22,551	5,295
Proceeds from assessment financing	728	—
Net proceeds from notes	—	13,530
Principal payments on borrowings	(6,500)	(4,500)
Payments on capital leases	(626)	(386)
Proceeds from exercise of warrants and options	—	690
Preferred stock dividends paid	(627)	(627)
Net cash provided by financing activities	15,526	14,002
Net increase in cash and cash equivalents	13,092	22,864
Cash and cash equivalents at beginning of period	49,489	68,590
Cash and cash equivalents at end of period	$62,581	$91,454

Supplemental Cash Flow Information:
Interest paid	$7,598	$4,852
Income tax refunds received	$168	$3
Noncash financing and investing activities:
Reclass of warrant liability to equity upon warrant exercises	$—	$178

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

The Company’s acquisition of Illinois Corn Processing, LLC (“ICP”) was consummated on July 3, 2017, and as a result, the Company’s accompanying consolidated financial statements include the results of ICP only as of December 31, 2017 and for the three and six months ended June 30, 2018.

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

As of June 30, 2018, all nine facilities were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

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

Of the accounts receivable balance, approximately $56,412,000 and $64,501,000 at June 30, 2018 and December 31, 2017, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $64,000 and $19,000 as of June 30, 2018 and December 31, 2017, respectively. The Company recorded a bad debt recovery of $2,000 and $5,000 for the three months ended June 30, 2018 and 2017, respectively. The Company recorded a bad debt expense of $45,000 and $2,000 for the six months ended June 30, 2018 and 2017, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Benefit for Income Taxes – The Company recognized a tax benefit of $563,000 for the six months ended June 30, 2018 due to the Company’s reduction of its deferred tax asset valuation allowance due to the taxable losses incurred during the period. Under the Tax Cuts and Jobs Act enacted on December 22, 2017, losses incurred after 2017 can be carried forward indefinitely. The Company does not expect additional tax benefits to be recognized during 2018 due to this provision. The Company recognized no tax benefit for the three months ended June 30, 2018 and the three and six months ended June 30, 2017 due to the uncertainty of using its tax losses to offset future taxable income. To the extent the Company believes it can utilize its tax losses, the Company will adjust its benefit for income taxes accordingly in future periods.

Comprehensive Loss – The Company’s accumulated other comprehensive loss relates to the Company’s pension plans. For the three and six months ended June 30, 2018 and 2017, the Company’s consolidated loss and comprehensive loss were substantially the same amount.

Noncontrolling Interests – For the three and six months ended June 30, 2018 and 2017, the changes to noncontrolling interests represented the net loss attributed to noncontrolling interests, with no other adjustment for the periods.

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

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all of its contracts. Following the adoption of ASC 606, the Company continues to recognize revenue at a point-in-time when control of goods transfers to the customer. This is consistent with the Company’s previous revenue recognition accounting policy under which the Company recognized revenue when title and risk of loss pass to the customer and collectability was reasonably assured. In addition, ASU 606 did not impact the Company’s presentation of revenue on a gross or net basis.

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

The Company accounts for shipping and handling costs relating to contracts with customers as costs to fulfill its promise to transfer its products. Accordingly, the costs are classified as a component of cost of goods sold. See Note 2 for the Company’s revenue by type of contracts.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Sales
Production, recorded as gross:
Ethanol/alcohol sales	$233,888	$197,657	$453,517	$382,112
Co-product sales	78,514	58,468	153,048	117,087
Intersegment sales	539	188	1,013	499
Total production sales	312,941	256,313	607,578	499,698

Marketing:
Ethanol/alcohol sales, gross	$97,634	$148,644	$203,063	$291,526
Ethanol/alcohol sales, net	486	433	921	817
Intersegment sales	2,330	1,963	4,555	3,800
Total marketing sales	100,450	151,040	208,539	296,143

Intersegment eliminations	(2,869)	(2,151)	(5,568)	(4,299)
Net sales as reported	$410,522	$405,202	$810,549	$791,542

Cost of goods sold:
Production	$320,631	$254,570	$619,064	$505,155
Marketing and distribution	94,203	151,130	195,135	294,806
Intersegment eliminations	(3,039)	(2,151)	(5,739)	(4,299)
Cost of goods sold as reported	$411,795	$403,549	$808,460	$795,662

Income (loss) before benefit for income taxes:
Production	$(17,210)	$(6,304)	$(29,609)	$(18,619)
Marketing and distribution	4,929	(1,435)	10,677	(1,286)
Corporate activities	(2,323)	(2,199)	(5,732)	(3,518)
	$(14,604)	$(9,938)	$(24,664)	$(23,423)
Depreciation and amortization:
Production	$10,045	$9,016	$19,977	$17,862
Corporate activities	208	283	441	546
	$10,253	$9,299	$20,418	$18,408
Interest expense:
Production	$1,700	$1,119	$3,724	$2,211
Marketing and distribution	336	302	699	610
Corporate activities	2,141	1,273	4,259	2,510
	$4,177	$2,694	$8,682	$5,331

The following table sets forth the Company’s total assets by operating segment (in thousands):

	June 30, 2018	December 31, 2017
Total assets:

Production	$567,322	$583,696
Marketing and distribution	150,255	127,242
Corporate assets	5,655	9,358
	$723,232	$720,296

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, co-products, low-carbon and Renewable Identification Number (“RIN”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of a $2,678,000 valuation adjustment as of December 31, 2017. Inventory balances consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$42,279	$35,652
Work in progress	8,115	8,807
Raw materials	7,834	7,601
Low-carbon and RIN credits	7,461	7,952
Other	1,616	1,538
Total	$67,305	$61,550

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and six months ended June 30, 2018 and 2017, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $2,909,000 and $568,000 as the changes in the fair values of these contracts for the three months ended June 30, 2018 and 2017, respectively. The Company recognized losses of $3,370,000 and $352,000 as the changes in the fair values of these contracts for the six months ended June 30, 2018 and 2017, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of June 30, 2018
	Assets		Liabilities

		Fair		Fair
Type of Instrument	Balance Sheet Location	Value	Balance Sheet Location	Value

Cash collateral balance	Other current assets	$5,746
Commodity contracts	Derivative instruments	$7,634	Derivative instruments	$10,157

	As of December 31, 2017
	Assets		Liabilities

		Fair		Fair
Type of Instrument	Balance Sheet Location	Value	Balance Sheet Location	Value

Cash collateral balance	Other current assets	$3,813
Commodity contracts	Derivative instruments	$998	Derivative instruments	$2,307

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Losses
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2018	2017
Commodity contracts	Cost of goods sold	$(499)	$(574)

		Unrealized Gains (Losses)
		Three Months Ended June 30,
Type of Instrument	Statements of Operations Location	2018	2017
Commodity contracts	Cost of goods sold	$(2,410)	$6

		Realized Losses
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2018	2017
Commodity contracts	Cost of goods sold	$(2,157)	$(2,918)

		Unrealized Gains (Losses)
		Six Months Ended June 30,
Type of Instrument	Statements of Operations Location	2018	2017
Commodity contracts	Cost of goods sold	$(1,213)	$2,566

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Kinergy line of credit	$72,028	$49,477
Pekin term loan	50,000	53,500
Pekin revolving loan	32,000	32,000
ICP term loan	19,500	22,500
ICP revolving loan	18,000	18,000
Parent notes payable	68,948	68,948
	260,476	244,425
Less unamortized debt discount	(1,052)	(1,409)
Less unamortized debt financing costs	(1,653)	(1,925)
Less short-term portion	(20,000)	(20,000)
Long-term debt	$237,771	$221,091

 Kinergy Operating Line of Credit – As of June 30, 2018, Kinergy had additional borrowing availability under its credit facility of $2,612,000.

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

Pacific Aurora Line of Credit – On March 30, 2018, Pacific Aurora, LLC, a majority owned subsidiary of the Company, terminated its revolving credit facility, which was unused during the three months ended March 31, 2018. As a result, the Company fully amortized its deferred financing fees of $0.3 million during the three and six months ended June 30, 2018.

Distribution Restrictions – At June 30, 2018, there were approximately $196.0 million of net assets at the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

6.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At June 30, 2018, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 297,162,000 gallons of ethanol as of June 30, 2018 and open fixed-price ethanol sales contracts totaling $76,289,000 as of June 30, 2018. The Company had open fixed-price co-product sales contracts totaling $22,713,000 and open indexed-price co-product sales contracts for 697,000 tons as of June 30, 2018. These sales contracts are scheduled to be completed throughout 2018.

Purchase Commitments – At June 30, 2018, the Company had indexed-price purchase contracts to purchase 8,774,000 gallons of ethanol and fixed-price purchase contracts to purchase $6,109,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $28,453,000 of corn from its suppliers as of June 30, 2018. These purchase commitments are scheduled to be satisfied throughout 2018.

Litigation – General – The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, environmental regulations and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material impact on the Company’s financial condition or results of operations.

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

7.	PENSION AND RETIREMENT BENEFIT PLANS.

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

Of the net periodic expense for the Retirement Plan and Postretirement Plan, the Company recognizes the service cost component in cost of goods sold and the interest cost, expected return on plan assets and amortization of gain (loss) in other income (expense), net.

The Company’s net periodic Retirement Plan costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest cost	$174	$98	$348	$195
Service cost	106	188	212	375
Expected return on plan assets	(204)	(169)	(408)	(337)
Net periodic expense	$76	$117	$152	$233

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

The Company’s net periodic Postretirement Plan costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest cost	$46	$21	$92	$42
Service cost	2	50	4	100
Amortization of (gain) loss	33	33	66	66
Net periodic expense	$81	$104	$162	$208

8.	FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, as follows:

●	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

●	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

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

The following table summarizes recurring fair value measurements by level at June 30, 2018 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$7,634	$7,634	$—	$—
Liabilities:
Derivative instruments	$(10,157)	$(10,157)	$—	$—

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30, 2018
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(12,908)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Loss available to common stockholders	$(13,223)	43,285	$(0.31)

	Three Months Ended June 30, 2017
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(8,841)
Less: Preferred stock dividends	(315)
Basic and diluted loss per share:
Loss available to common stockholders	$(9,156)	42,295	$(0.22)

	Six Months Ended June 30, 2018
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(20,749)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(21,376)	43,098	$(0.50)

	Six Months Ended June 30, 2017
	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(21,477)
Less: Preferred stock dividends	(627)
Basic and diluted loss per share:
Loss available to common stockholders	$(22,104)	42,334	$(0.52)

There were an aggregate of 1,606,000 and 721,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and six months ended June 30, 2018, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three and six months ended June 30, 2018, as their effect would have been anti-dilutive.

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

Outlook

Our results for the first half of 2018 reflect a compressed and volatile margin environment. Significantly higher corn freight costs and resulting corn basis costs into our Western facilities reduced production margins. In addition, the Environmental Protection Agency’s, or EPA’s, continued practice of granting small refinery exemptions from the Renewable Fuel Standard, or RFS, negatively impacted ethanol margins. Also, escalating trade positioning between the Unites States and China, which resulted in early April in additional tariffs placed on United States ethanol shipped to China, halted United States ethanol exports to China, resulting in higher industry-wide inventory levels which further pressured margins.

Despite a challenging first-half, industry fundamentals remain strong and should support better margins. Ethanol remains a low-cost, high-value, low-carbon renewable fuel and source of octane. Moreover, blending ethanol into gasoline reduces the price of gasoline to consumers. We believe these compelling blend economics will drive higher domestic and international blend rates.

We are actively engaged, including through industry trade associations, with the EPA to achieve Reid vapor pressure (RVP) parity to allow for higher ethanol blends year-round; to maintain the EPA’s renewable volume obligation (RVO) targets consistent with the law; and to be more judicious in granting small refinery economic hardship exemptions and, when granted, to reallocate those gallons to all other obligated parties. While we do not anticipate that any of these outcomes will affect the balance of 2018, we do anticipate positive movement in 2019 to allow for year-round blending of E15.

Domestic gasoline demand remains firm at approximately 1.5% higher year-over-year. At 10% blend ratios, each 1.0% increase in average annual gasoline demand in the United States would result in demand for an additional 140 million gallons of ethanol. Moreover, as the market migrates to higher ethanol blend ratios, each 1.0% increase in aggregate blend ratios across the United States gasoline pool, at current levels of gasoline demand, would result in demand for an additional 1.4 billion gallons of ethanol.

International demand for ethanol set records in 2017 and remains on pace to exceed those records in 2018, with approximately 30 countries having renewable fuel standards or targets. United States ethanol exports from January through June 2018 reached 928 million gallons, up 33% from the same period in 2017 and on pace to significantly exceed the 1.37 billion gallons exported for all of 2017. More countries are importing ethanol from the United States as it represents a low-cost source of high-octane and low-carbon transportation fuel. Japan recently announced its intention to allow United States ethanol to meet up to 44% of a total estimated annual demand of 217 million gallons of ethanol used to make ethyl tert-butyl ether, or ETBE, an oxygenate gasoline additive, or the equivalent of approximately 100 million gallons of United States-sourced ethanol annually. Prior to the halt of United States exports to China, China had returned earlier in the year as a significant buyer of United States-sourced ethanol, supporting its announced 10% blending requirement by 2020. If China continues to pursue this goal, even while rapidly increasing its own domestic ethanol production, it will require significant ethanol imports, ultimately supporting the continued growth in overall international demand for ethanol.

Carbon values in our California and Oregon markets are increasing, resulting in continued and growing premiums for our lower-carbon ethanol. In California, carbon prices currently exceed $185 per metric ton. Over the past year, California carbon prices have risen steadily to an average of $154 per metric ton in June 2018 from $77 per metric ton at the same time last year. Earlier this year, the California Air Resources Board announced changes to extend and increase carbon reduction requirements imposed on refiners through 2030, requiring them to reduce carbon levels to 20% below 2010 levels. Carbon values in Oregon have also improved, with prices currently over $80 per metric ton for our lower-carbon ethanol produced at our Oregon facility. Over the past year, Oregon carbon prices have risen steadily to an average of $69 per metric ton in June 2018 from $45 per metric at the same time last year.

We continue to focus on implementing initiatives and investing in our assets to reduce costs, improve yields and carbon scores, and build our long-term value. We are engaged in several plant-level capital projects with near-term paybacks designed to increase output of high-value co-products such as corn oil, corn gluten meal and yeast. We are also working with our ingredient suppliers to reduce costs and increase ethanol yields.

Our acquisition of ICP in July 2017 provided product diversification, bringing us high-quality alcohol products, which help support stronger margins and reduce our exposure to commodity price fluctuations in the fuel ethanol market. We recently completed our integration of ICP and achieved our goal of $4.5 million in annualized cost synergies in 2018.

Our 3.5 megawatt cogeneration system at our Stockton plant has not yet achieved full commercial operation. The manufacturer of the system’s natural gas fired cogeneration units is handling modifications to meet performance standards. The system converts process waste gas and natural gas into electricity and steam, reducing energy costs by up to $4.0 million per year and lowering carbon and nitrogen oxide emissions.

We completed our 5 megawatt solar photovoltaic power system at our Madera facility. The system is operating at 70% capacity and we anticipate full electricity production by the fourth quarter, once PG&E, our electricity provider, has completed its final upgrades to its adjacent substation. We expect the system to reduce our utility costs by approximately $1.0 million annually and lower our carbon score.

Airgas has begun construction of a liquid CO2 production plant adjacent to our Stockton facility. We expect to commence production and begin generating revenues from this arrangement in the fourth quarter of 2018.

We continue to produce commercial levels of cellulosic ethanol and generate D3 RINs at our Stockton plant. However, we continue to suspend production of cellulosic ethanol at our Madera and Magic Valley plants due to delays in EPA approval of our cellulosic ethanol pathways for those plants. We believe these delays result from a negative political environment at the EPA towards advanced biofuels but we are hopeful that we will obtain EPA approval under new regulatory leadership. Once approved, production from these three plants will generate additional combined EBITDA of $2.0 million annually.

Our capital expenditures for the first quarter of 2018 totaled $7.4 million and were primarily related to plant improvement initiatives. We expect our 2018 capital expenditures to remain in-line with our 2017 expenditure level, although we may adjust this amount based on industry economics and our financial performance.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2018	2017	Variance	2018	2017	Variance
Production gallons sold (in millions)	144.4	120.0	20.3%	285.2	235.0	21.4%
Third party gallons sold (in millions)	83.0	115.8	(28.3)%	174.9	227.0	(23.0)%
Total gallons sold (in millions)	227.4	235.8	(3.6)%	460.1	462.0	(0.4)%

Total gallons produced (in millions)	143.2	121.8	17.6%	285.4	239.7	19.1%
Production capacity utilization	95%	95%	—%	94%	93%	1.1%

Average sales price per gallon	$1.66	$1.66	—%	$1.61	$1.64	(1.8)%

Corn cost per bushel – CBOT equivalent	$3.82	$3.68	3.8%	$3.69	$3.66	0.8%
Average basis (1)	$0.29	$0.23	26.1%	$0.29	$0.26	11.5%
Delivered cost of corn	$4.11	$3.91	5.1%	$3.98	$3.92	1.5%

Total co-product tons sold (in thousands)	794.0	734.4	8.1%	1,592.0	1,419.9	12.1%
Co-product revenues as % of delivered cost of corn(2)	35.7%	33.5%	6.6%	36.4%	34.2%	6.4%

Average CBOT ethanol price per gallon	$1.45	$1.55	(6.5)%	$1.44	$1.53	(5.9)%
Average CBOT corn price per bushel	$3.83	$3.68	4.1%	$3.75	$3.66	2.5%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit (Loss)

The following table presents our net sales, cost of goods sold and gross profit (loss) in dollars and gross profit (loss) as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent

Net sales	$410,522	$405,202	$5,320	1.3%	$810,549	$791,542	$19,007	2.4%
Cost of goods sold	411,795	403,549	8,246	2.0%	808,460	795,662	12,798	1.6%
Gross profit (loss)	$(1,273)	$1,653	$(2,926)	NM	$2,089	$(4,120)	$6,209	NM
Percentage of net sales	(0.3)%	0.4%			0.3%	(0.5)%

Net Sales

The increase in our net sales for the three and six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase in our production gallons sold, partially offset by our reduction in third party gallons sold. We increased our production gallons sold primarily due to increased volumes attributed to our ICP facility, which we acquired on July 3, 2017. We sold fewer third party gallons as we deliberately focused our third party ethanol sales in regions where we have either a stronger presence around our own production assets or more favorable margins.

Three Months Ended June 30, 2018

On a consolidated basis, our average sales price per gallon remained flat at $1.66 for the three months ended June 30, 2018 compared to the same period in 2017. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, however, decreased 6.5% to $1.45 for the three months ended June 30, 2018 compared to an average CBOT ethanol price per gallon of $1.55 for the same period in 2017.

Production Segment

Net sales of ethanol from our production segment increased by $36.2 million, or 18%, to $233.9 million for the three months ended June 30, 2018 as compared to $197.7 million for the same period in 2017. Our total volume of production ethanol gallons sold increased by 24.4 million gallons, or 20%, to 144.4 million gallons for the three months ended June 30, 2018 as compared to 120.0 million gallons for the same period in 2017. Our production segment’s average sales price per gallon decreased 1.8% to $1.62 for the three months ended June 30, 2018 compared to our production segment’s average sales price per gallon of $1.65 for the same period in 2017. At our production segment’s average sales price per gallon of $1.62 for the three months ended June 30, 2018, we generated $39.5 million in additional net sales from our production segment from the 24.4 million additional gallons of produced ethanol sold in the three months ended June 30, 2018 as compared to the same period in 2017. The decline of $0.03 in our production segment’s average sales price per gallon for the three months ended June 30, 2018 as compared to the same period in 2017 reduced our net sales of ethanol from our production segment by $3.3 million.

Net sales of co-products increased $20.0 million, or 34%, to $78.5 million for the three months ended June 30, 2018 as compared to $58.5 million for the same period in 2017. Our total volume of co-products sold increased by 59.6 thousand tons, or 8%, to 794.0 thousand tons for three months ended June 30, 2018 from 734.4 thousand tons for the same period in 2017, and our average sales price per ton increased to $98.88 for the three months ended June 30, 2018 from $79.61 for the same period in 2017. At our average sales price per ton of $98.88 for the three months ended June 30, 2018, we generated $5.9 million in additional net sales from the 59.6 thousand tons of additional co-products sold in the three months ended June 30, 2018 as compared to the same period in 2017. The increase of $19.27, or 24%, in our average sales price per ton for the three months ended June 30, 2018 as compared to the same period in 2017 increased net sales of co-products by $14.1 million.

Marketing Segment

Net sales of ethanol from our marketing segment decreased by $51.0 million, or 34%, to $98.1 million for the three months ended June 30, 2018 as compared to $149.1 million for the same period in 2017. Our total volume of ethanol gallons sold by our marketing segment decreased by 8.4 million gallons, or 3.6%, to 227.4 million gallons for the three months ended June 30, 2018 as compared to 235.8 million gallons for the same period in 2017. Of these amounts, we sold 32.8 million fewer third party gallons, which was partially offset by 24.4 million additional production gallons sold by our marketing segment.

The increase in production gallons sold by our marketing segment resulted in an increase of $0.4 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon increased $0.05, or 3%, to $1.72 for the three months ended June 30, 2018 as compared to $1.67 for the same period in 2017. At our marketing segment’s average sales price per gallon of $1.72 for the three months ended June 30, 2018, we generated $56.5 million less in net sales from our marketing segment from the 32.8 million fewer third party gallons sold in the three months ended June 30, 2018 as compared to the same period in 2017. The increase of $0.05 in our marketing segment’s average sales price per gallon for the three months ended June 30, 2018 as compared to the same period in 2017 increased our net sales from third party ethanol sold by our marketing segment by $5.5 million.

Six Months Ended June 30, 2018

On a consolidated basis, our average sales price per gallon decreased 1.8% to $1.61 for the six months ended June 30, 2018 compared to our average sales price per gallon of $1.64 for the same period in 2017. The average CBOT ethanol price per gallon decreased 5.9% to $1.44 for the six months ended June 30, 2018 compared to an average CBOT ethanol price per gallon of $1.53 for the same period in 2017.

Production Segment

Net sales of ethanol from our production segment increased by $71.4 million, or 19%, to $453.5 million for the six months ended June 30, 2018 as compared to $382.1 million for the same period in 2017. Our total volume of production ethanol gallons sold increased by 50.2 million gallons, or 21%, to 285.2 million gallons for the six months ended June 30, 2018 as compared to 235.0 million gallons for the same period in 2017. Our production segment’s average sales price per gallon decreased 2% to $1.58 for the six months ended June 30, 2018 compared to our production segment’s average sales price per gallon of $1.61 for the same period in 2017. At our production segment’s average sales price per gallon of $1.58 for the six months ended June 30, 2018, we generated $79.2 million in additional net sales from our production segment from the 50.2 additional gallons of produced ethanol sold in the six months ended June 30, 2018 as compared to the same period in 2017. The decline of $0.03 in our production segment’s average sales price per gallon for the six months ended June 30, 2018 as compared to the same period in 2017 reduced our net sales of ethanol from our production segment by $7.8 million.

Net sales of co-products increased $36.0 million, or 31%, to $153.0 million for the six months ended June 30, 2018 as compared to $117.0 million for the same period in 2017. Our total volume of co-products sold increased by 172.1 thousand tons, or 12%, to 1,592.0 thousand tons for six months ended June 30, 2018 from 1,419.9 thousand tons for the same period in 2017, and our average sales price per ton increased to $96.14 for the six months ended June 30, 2018 from $82.47 for the same period in 2017. At our average sales price per ton of $96.14 for the six months ended June 30, 2018, we generated $16.6 million in additional net sales from the 172.1 thousand tons of additional co-products sold in the six months ended June 30, 2018 as compared to the same period in 2017. The increase of $13.67, or 17%, in our average sales price per ton for the six months ended June 30, 2018 as compared to the same period in 2017 increased net sales of co-products by $19.4 million.

Marketing Segment

Net sales of ethanol from our marketing segment decreased by $88.5 million, or 30%, to $203.1 million for the six months ended June 30, 2018 as compared to $291.6 million for the same period in 2017. Our total volume of ethanol gallons sold by our marketing segment decreased by 1.9 million gallons, or 0.4%, to 460.1 million gallons for the six months ended June 30, 2018 as compared to 462.0 million gallons for the same period in 2017. Of these amounts, we sold 52.1 million fewer third party gallons, which was partially offset by 50.2 million additional production gallons sold by our marketing segment.

The increase in production gallons sold by our marketing segment resulted in an increase of $0.8 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon decreased $0.01, or less than 1%, to $1.64 for the six months ended June 30, 2018 as compared to $1.65 for the same period in 2017. At our marketing segment’s average sales price per gallon of $1.64 for the six months ended June 30, 2018, we generated $85.2 million less in net sales from our marketing segment from the 52.1 million fewer third party gallons sold in the six months ended June 30, 2018 as compared to the same period in 2017. Further, the decline of $0.01 in our marketing segment’s average sales price per gallon for the six months ended June 30, 2018 as compared to the same period in 2017 reduced our net sales from third party ethanol sold by our marketing segment by $3.3 million.

Cost of Goods Sold and Gross Profit (Loss)

Our consolidated gross profit declined primarily due to significantly lower commodity margins in the three and six months ended June 30, 2018 compared to the same periods in 2017.

Significantly higher corn freight costs and resulting corn basis costs into our Western facilities compressed production margins. In addition, ethanol margins were negatively impacted by the EPA’s continued practice of granting small refinery exemptions from the Renewable Fuel Standard and trade tariffs that have halted United States ethanol exports to China, resulting in higher industry wide inventory levels which further pressured margins.

Three Months Ended June 30, 2018

Our consolidated gross profit declined to a gross loss of $1.3 million for the three months ended June 30, 2018 as compared to gross profit of $1.7 million for the same period in 2017, representing a negative gross margin of 0.3% for the three months ended June 30, 2018 as compared to a positive gross margin of 0.4% for the same period in 2017.

Production Segment

Our production segment’s gross profit from external sales declined by $9.4 million to a gross loss of $7.7 million for the three months ended June 30, 2018 as compared to a gross profit of $1.7 million for the same period in 2017. Of this amount, $8.1 million is attributable to our production segment’s lower margins for the three months ended June 30, 2018 as compared to the same period in 2017, and $1.3 million is attributable to increased production volumes at negative production margins for the three months ended June 30, 2018 as compared to the same period in 2017.

Gross profit generated by our production segment was negatively impacted by higher than expected repairs and maintenance expense at our Pekin, Illinois wet mill facility. Our results for the second quarter of 2018 include final costs associated with these boilers of approximately $1.5 million. We have experienced larger than anticipated expenses since the second half of 2015 related to the repair, and then replacement, of two package boilers that failed shortly prior to our acquisition of our Midwest assets in 2015. We have resolved these boiler issues, which totaled $11.0 million in 2017, and anticipate that wet mill boiler expenses associated with these issues will be eliminated going forward. We continue to pursue a claim against the boiler manufacturer which will result, however, in ongoing litigation expenses.

Marketing Segment

Our marketing segment’s gross profit improved by $ 6.4 million to $6.4 million for the three months ended June 30, 2018 as compared to breakeven for the same period in 2017. Of this increase, $10.6 million is attributable to our marketing segment’s improved margins per gallon for the three months ended June 30, 2018 as compared to the same period in 2017, partially offset by $4.2 million in lower gross profit attributable to the 32.8 million gallon reduction in third-party marketing volumes for the three months ended June 30, 2018 as compared to the same period in 2017.

Six Months Ended June 30, 2018

Our consolidated gross profit improved by $6.2 million to a gross profit of $2.1 million for the six months ended June 30, 2018 as compared to gross loss of $4.1 million for the same period in 2017, representing a gross margin of 0.3% for the six months ended June 30, 2018 as compared to a negative gross margin of 0.5% for the same period in 2017.

Production Segment

Our production segment’s gross profit from external sales declined by $6.0 million to a gross loss of $11.5 million for the six months ended June 30, 2018 as compared to a gross loss of $5.5 million for the same period in 2017. Of this decline, $4.0 million is attributable to our production segment’s lower margins for the six months ended June 30, 2018 as compared to the same period in 2017, and $2.0 million is attributable to increased production volumes at negative production margins for the six months ended June 30, 2018 as compared to the same period in 2017.

Gross profit generated by our production segment was negatively impacted by $4.1 million in higher than expected repairs and maintenance expense at our Pekin, Illinois wet mill facility for the six months ended June 30, 2018. We have experienced larger than anticipated expenses since the second half of 2015 related initially to the repair, and then replacement, of two package boilers that failed shortly prior to our acquisition of our Midwest assets in 2015. We have resolved these boiler issues, which totaled $11.0 million in 2017, and anticipate that wet mill boiler expenses associated with these issues will be eliminated going forward. We continue to pursue a claim against the boiler manufacturer which will result, however, in ongoing litigation expenses.

Marketing Segment

Our marketing segment’s gross profit improved by $12.2 million to $13.6 million for the six months ended June 30, 2018 as compared to $1.4 million for the same period in 2017. Of this increase, $16.2 million is attributable to our marketing segment’s improved margins for the six months ended June 30, 2018 as compared to the same period in 2017, partially offset by $4.0 million in lower gross profit attributable to the 52.1 million gallon reduction in third-party marketing volumes for the six months ended June 30, 2018 as compared to the same period in 2017.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Selling, general and administrative expenses	$8,898	$8,762	$136	1.6%	$18,213	$14,212	$4,001	28.2%
Percentage of net sales	2.2%	2.2%			2.2%	1.8%

Our SG&A expenses remained relatively flat for the three months ended June 30, 2018 as compared to the same period in 2017.

Our SG&A expenses increased $4.0 million to $18.2 million for the six months ended June 30, 2018 as compared to $14.2 million for the same period in 2017. The increase in SG&A expenses is primarily due to $3.6 million in one-time gains associated with legal matters resolved in the prior year that reduced our SG&A expenses. In addition, our SG&A expenses for the 2018 periods include expenses related to the operation of our ICP facility that were not present in the prior year periods as the acquisition had not yet occurred. We anticipate SG&A expenses will total approximately $36.0 million for all of 2018.

Interest Expense

The following table presents our interest expense in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Interest expense	$4,177	$2,694	$1,483	55.0%	$8,682	$5,331	$3,351	62.9%
Percentage of net sales	1.0%	0.7%			1.1%	0.7%

Interest expense increased $1.5 million to $4.2 million for the three months ended June 30, 2018 from $2.7 million for the same period in 2017. Interest expense increased $3.4 million to $8.7 million for the six months ended June 30, 2018 from $5.3 million for the same period in 2017. The increase in interest expense is primarily due to additional borrowings related to our acquisition of ICP and higher interest rates on our senior notes, which increased in accordance with the note terms. In addition, we realized higher interest expense due to accelerated amortization of deferred financing costs associated with our termination of Pacific Aurora’s line of credit.

Net Loss Available to Common Stockholders

The following table presents our net loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended June 30,		Variance in		Six Months Ended June 30,		Variance in
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Net loss available to common stockholders	$(13,223)	$(9,156)	$4,067	44.4%	$(21,376)	$(22,104)	$(728)	3.3%
Percentage of net sales	(3.2)%	(2.3)%			(2.6)%	(2.8)%

The increase in net loss available to common stockholders is primarily due to lower margins and higher interest expense for the three and six months ended June 30, 2018 as compared to the same periods in 2017.

Liquidity and Capital Resources

During the six months ended June 30, 2018, we funded our operations primarily from cash on hand, cash generated from our operations and advances from our revolving credit facilities. These funds were also used to make capital expenditures, capital lease payments and principal payments on term debt.

Our current available capital resources consist of cash on hand and amounts available for borrowing under our credit facilities. We expect that our future available capital resources will consist primarily of our remaining cash balances, cash generated from our operations, and amounts available for borrowing, if any, under our credit facilities.

We believe that current and future available capital resources, including cash generated from our operations, and other existing sources of liquidity, including our credit facilities, will be adequate to meet our anticipated capital requirements for at least the next twelve months.

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

	June 30, 2018	December 31, 2017	Change
Cash and cash equivalents	$62,581	$49,489	26.5%
Current assets	$220,705	$203,246	8.6%
Property and equipment, net	$495,274	$508,352	(2.6)%
Current liabilities	$99,642	$90,706	9.9%
Long-term debt, net of current portion	$237,771	$221,091	7.5%
Working capital	$121,063	$112,540	7.6%
Working capital ratio	2.21	2.24	(1.3)%

Restricted Net Assets

At June 30, 2018, we had approximately $196.0 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Working capital increased to $121.1 million at June 30, 2018 from $112.5 million at December 31, 2017 as a result of an increase of $17.5 million in current assets, partially offset by an increase of $8.9 million in current liabilities.

Current assets increased primarily due to increases of $13.1 million in cash and cash equivalents, $6.6 million in derivative instruments, $5.8 million in inventories and $1.3 million in other current assets, partially offset by a decrease in accounts receivable of $7.8 million and $1.5 million in other prepaid inventory. Our cash and cash equivalents increased by $13.1 million at June 30, 2018 as compared to December 31, 2017 due to $4.9 million of cash provided by our operations and $15.5 million of cash provided by our financing activities, partially offset by $7.3 million of cash used in our investing activities.

Our current liabilities increased primarily due to increases of $7.9 million in derivative instruments and $1.3 million in accounts payable and accrued liabilities.

Cash provided by our Operating Activities

Cash provided by our operating activities declined by $10.2 million for the six months ended June 30, 2018, as compared to the same period in 2018. We generated $4.9 million in cash from our operating activities during the period. Specific factors that contributed to the decrease in cash provided by our operating activities include:

●	a decrease related to accounts receivable of $32.1 million primarily due to the timing of collections; and

●	a decrease related to inventories of $2.5 million due to the timing of purchases.

These amounts were partially offset by:

●	an increase related to accounts payable and accrued expenses of $15.3 million due to the timing of payments and higher sales volumes;

●	an increase related to prepaid expenses and other assets of $3.0 million;

●	an increase in depreciation expense of $2.0 million related to our ICP facilities; and

●	an increase related to higher losses on derivative instruments of $3.0 million.

Cash used in our Investing Activities

Cash used in our investing activities increased by $1.1 million for the six months ended June 30, 2018 as compared to the same period in 2017. The increase in cash used in our investing activities is due to higher spending on capital projects associated with our plant improvement initiatives.

Cash provided by our Financing Activities

Cash provided by our financing activities increased by $1.5 million for the six months ended June 30, 2018 as compared to the same period in 2017. The increase in cash provided by our financing activities is primarily due to $17.3 million in increased net borrowings under Kinergy’s line of credit, partially offset by a decline of $13.5 million in note proceeds from the prior period and $2.0 million in increased principal payments on our term debt.

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

	Three Months Ended June 30,		Years Ended December 31,
	2018	2017	2017	2016

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	11.63	1.97	2.79	7.88
Excess (deficit)	9.63	(0.03)	0.79	5.88

For all periods presented above, Kinergy maintained more than the minimum excess borrowing availability required; accordingly, the fixed-charge coverage ratio requirement did not apply.

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of June 30, 2018, Kinergy had an outstanding balance of $72.0 million with additional borrowing availability under the credit facility of $2.6 million.

Pekin Credit Facilities

On December 15, 2016, our wholly-owned subsidiary, Pacific Ethanol Pekin, LLC, or Pekin, entered into term and revolving credit facilities. Pekin borrowed $64.0 million under a term loan facility that matures on August 20, 2021 and $32.0 million under a revolving credit facility that matures on February 1, 2022. The Pekin credit facilities are secured by a first-priority security interest in all of Pekin’s assets. Interest initially accrued under the Pekin credit facilities at an annual rate equal to the 30-day LIBOR plus 3.75%, payable monthly. Pekin is required to make quarterly principal payments in the amount of $3.5 million on the term loan beginning on May 20, 2017, with the remaining principal balance payable at maturity on August 20, 2021. Pekin is required to pay monthly in arrears a fee on any unused portion of the revolving credit facility at a rate of 0.75% per annum. Prepayment of these facilities is subject to a prepayment penalty. Under the initial terms of the credit facilities, Pekin was required to maintain not less than $20.0 million in working capital and an annual debt service coverage ratio of not less than 1.25 to 1.0.

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

Contractual Obligations

There have been no material changes in the six months ended June 30, 2018 to the amounts presented in the table under the “Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2017.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and six months ended June 30, 2018 and 2017.

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

These derivatives are not designated for special hedge accounting treatment, and as such, the changes in the fair values of these exchanged-traded contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. We recognized losses of $3.4 million and gains of $0.4 million related to settled non-designated hedges as the change in the fair values of these contracts for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, we prepared a sensitivity analysis to estimate our exposure to ethanol and corn. Market risk related to these factors was estimated as the potential change in pre-tax income resulting from a hypothetical 10% adverse change in the prices of our expected ethanol and corn volumes. The results of this analysis as of June 30, 2018, which may differ materially from actual results, are as follows (in millions):

Commodity	Six Months Ended June 30, 2018 Volume	Unit of Measure	Approximate Adverse Change to Pre-Tax Income
Ethanol	460.1	Gallons	$46.0
Corn	101.9	Bushels	$37.6

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our indebtedness that bears interest at variable rates. At June 30, 2018, all of our long-term debt of $260.5 million was variable-rate in nature. Based on a 100 basis point (1.00%) increase in the interest rate on our long-term debt, pre-tax income for the six months ended June 30, 2018 would be negatively impacted by approximately $1.3 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

People of the State of Illinois v. Pacific Ethanol Pekin, LLC, case no. 18-CH-06, was filed on January 8, 2018 in the Circuit Court for the 10th Judicial Circuit in Tazewell County, Illinois. The Illinois Attorney General, on behalf of the People of the State of Illinois, alleges violations of the Pekin facility’s NPDES permit and water pollution associated with the facility’s discharge. Most of the alleged violations relate to thermal limits set forth in the permit. The complaint seeks a cease and desist order and damages for the alleged violations in accordance with statutory limits under the Illinois Environmental Protection Act. We are currently in negotiations with the Illinois Attorney General seeking to resolve this matter. The parties have agreed upon the language of an Agreed Interim Order that will allow the Pekin facility to continue operating in accordance with agreed-upon thermal limits while we file an application for a permit amendment incorporating the results of a mixing study into the facility’s permit.

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

We have incurred significant losses and negative operating cash flow in the past. For the three months ended June 30, 2018 and 2017, we incurred consolidated net losses of approximately $14.6 million and $9.9 million, respectively, and for the three months ended June 30, 2018, we incurred negative operating cash flows of $4.0 million. For the six months ended June 30, 2018 and 2017, we incurred consolidated net losses of approximately $24.1 million and $23.4 million, respectively. For the years ended December 31, 2017 and 2015, we incurred consolidated net losses of approximately $38.1 million and $18.9 million, respectively. For the year ended December 31, 2015, we incurred negative operating cash flows of $28.0 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At June 30, 2018, we had approximately $196.0 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We granted to certain employees and directors shares of restricted stock under our 2006 and 2016 Stock Incentive Plans pursuant to Restricted Stock Agreements dated and effective as of their respective grant dates by and between us and those employees and directors.

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

For the three months ended June 30, 2018, in connection with satisfying our withholding requirements, we withheld the following number of shares of our common stock and remitted cash payments to cover the minimum withholding tax amounts, thereby effectively repurchasing from the employees such number of shares of our common stock at the following deemed purchase prices:

Month	Number of Shares Withheld	Deemed Purchase Price Per Share	Aggregate Purchase Price
April	136,691	$3.00	$410,073

Dividends

Our current and future debt financing arrangements may limit or prevent cash distributions from our subsidiaries to us, depending upon the achievement of specified financial and other operating conditions and our ability to properly service our debt, thereby limiting or preventing us from paying cash dividends.

At June 30, 2018, we had approximately $196.0 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

For each of the three months ended June 30, 2018 and 2017, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

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

PACIFIC ETHANOL, INC.

Dated: August 9, 2018	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)