Form 10-Q
period 2018-09-30
Pacific Ethanol, Inc.
filed 2018-11-02
CIK 778164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 1, 2018, there were 45,716,235 shares of Pacific Ethanol, Inc. common stock, $0.001 par value per share, and 896 shares of Pacific Ethanol, Inc. non-voting common stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
ASSETS	2018	2017
	(unaudited)	*
Current Assets:
Cash and cash equivalents	$56,093	$49,489
Accounts receivable, net (net of allowance for doubtful accounts of $11 and $19, respectively)	67,644	80,344
Inventories	54,766	61,550
Prepaid inventory	1,442	3,281
Derivative instruments	1,954	998
Other current assets	10,367	7,584
Total current assets	192,266	203,246

Property and equipment, net	488,591	508,352

Other Assets:
Intangible assets	2,678	2,678
Other assets	5,012	6,020
Total other assets	7,690	8,698
Total Assets	$688,547	$720,296

*       Amounts derived from the audited consolidated financial statements for the year ended December 31, 2017.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands, except par value)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2018	2017
	(unaudited)	*
Current Liabilities:
Accounts payable – trade	$44,774	$39,738
Accrued liabilities	20,885	21,673
Current portion – capital leases	45	592
Current portion – long-term debt	20,000	20,000
Derivative instruments	6,385	2,307
Other current liabilities	6,931	6,396
Total current liabilities	99,020	90,706

Long-term debt, net of current portion	214,419	221,091
Capital leases, net of current portion	89	123
Other liabilities	23,497	24,676
Total Liabilities	337,025	336,596
Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Pacific Ethanol, Inc. Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; Series A: 1,684 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017; Series B: 1,581 shares authorized; 927 shares issued and outstanding as of September 30, 2018 and December 31, 2017; liquidation preference of $18,075 as of September 30, 2018	1	1
Common stock, $0.001 par value; 300,000 shares authorized; 44,946 and 43,985 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	45	44
Non-voting common stock, $0.001 par value; 3,553 shares authorized; 1 share issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	929,262	927,090
Accumulated other comprehensive loss	(2,234)	(2,234)
Accumulated deficit	(597,671)	(568,462)
Total Pacific Ethanol, Inc. Stockholders’ Equity	329,403	356,439
Noncontrolling interests	22,119	27,261
Total Stockholders’ Equity	351,522	383,700
Total Liabilities and Stockholders’ Equity	$688,547	$720,296

*     Amounts derived from the audited consolidated financial statements for the year ended December 31, 2017.

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$370,407	$445,442	$1,180,956	$1,236,984
Cost of goods sold	366,639	433,377	1,175,099	1,229,039
Gross profit	3,768	12,065	5,857	7,945
Selling, general and administrative expenses	8,970	8,720	27,183	22,932
Income (loss) from operations	(5,202)	3,345	(21,326)	(14,987)
Fair value adjustments	—	—	—	473
Interest expense	(4,193)	(3,826)	(12,875)	(9,157)
Other income (expense), net	91	(60)	233	(293)
Loss before benefit for income taxes	(9,304)	(541)	(33,968)	(23,964)
Benefit for income taxes	—	—	563	—
Consolidated net loss	(9,304)	(541)	(33,405)	(23,964)
Net loss attributed to noncontrolling interests	1,790	339	5,142	2,285
Net loss attributed to Pacific Ethanol, Inc.	$(7,514)	$(202)	$(28,263)	$(21,679)
Preferred stock dividends	$(319)	$(319)	$(946)	$(946)
Loss available to common stockholders	$(7,833)	$(521)	$(29,209)	$(22,625)
Net loss per share, basic and diluted	$(0.18)	$(0.01)	$(0.68)	$(0.53)
Weighted-average shares outstanding, basic and diluted	43,299	42,475	43,171	42,358

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Consolidated net loss	$(33,405)	$(23,964)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	30,635	28,486
Deferred income taxes	(563)	—
Fair value adjustments	—	(473)
Amortization of debt discount	539	454
Amortization of deferred financing fees	754	339
Non-cash compensation	2,579	2,985
Loss on derivative instruments	4,362	836
Bad debt expense	44	4
Changes in operating assets and liabilities:
Accounts receivable	12,656	25,625
Inventories	6,784	(1,891)
Prepaid expenses and other assets	(2,454)	2,197
Prepaid inventory	1,839	4,397
Accounts payable and accrued expenses	2,307	(3,995)
Net cash provided by operating activities	26,077	35,000
Investing Activities:
Additions to property and equipment	(10,874)	(12,348)
Purchase of ICP, net of cash acquired	—	(28,921)
Net cash used in investing activities	(10,874)	(41,269)
Financing Activities:
Net proceeds from (payments on) Kinergy’s line of credit	9,880	(5,889)
Proceeds from ICP credit facilities	—	42,000
Proceeds from assessment financing	728	1,144
Proceeds from notes	—	13,530
Payments for debt issuance costs	—	(924)
Principal payments on borrowings	(17,500)	(54,927)
Payments on capital leases	(761)	(588)
Proceeds from exercise of warrants and options	—	1,202
Preferred stock dividends paid	(946)	(946)
Net cash used in financing activities	(8,599)	(5,398)
Net increase (decrease) in cash and cash equivalents	6,604	(11,667)
Cash and cash equivalents at beginning of period	49,489	68,590
Cash and cash equivalents at end of period	$56,093	$56,923

Supplemental Cash Flow Information:
Interest paid	$11,299	$8,291
Income tax refunds received	$743	$5,601
Noncash financing and investing activities:
Issuance of notes payable for acquisition of ICP	$—	$46,927
Reclass of warrant liability to equity upon warrant exercises	$—	$178

See accompanying notes to consolidated financial statements.

PACIFIC ETHANOL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balances, January 1, 2018	927	$1	43,986	$44	$927,090	$(568,462)	$(2,234)	$27,261	$383,700
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	(31)	—	735	—	—	—	735
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	(7,841)	—	(1,656)	(9,497)
Balances, March 31, 2018	927	$1	43,955	$44	$927,825	$(576,615)	$(2,234)	$25,605	$374,626
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	—	—	1,006	1	553	—	—	—	554
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(12,908)	—	(1,696)	(14,604)
Balances, June 30, 2018	927	$1	44,961	$45	$928,378	$(589,838)	$(2,234)	$23,909	$360,261
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	—	—	(14)	—	884	—	—	—	884
Preferred stock dividends	—	—	—	—	—	(319)	—	—	(319)
Net loss	—	—	—	—	—	(7,514)	—	(1,790)	(9,304)
Balances, September 30, 2018	927	$1	44,947	$45	$929,262	$(597,671)	$(2,234)	$22,119	$351,522

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balances, January 1, 2017	927	$1	43,312	$44	$922,698	$(532,233)	$(2,620)	$30,371	$418,261
Stock-based compensation expense – restricted stock issued to employees and directors, net of cancellations and tax	—	—	505	—	1,220	—	—	—	1,220
Option exercise	—	—	10	—	37	—	—	—	37
Preferred stock dividends	—	—	—	—	—	(312)	—	—	(312)
Net loss	—	—	—	—	—	(12,636)	—	(849)	(13,485)
Balances, March 31, 2017	927	$1	43,827	$44	$923,955	$(545,181)	$(2,620)	$29,522	$405,721
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	—	—	(37)	—	127	—	—	—	127
Warrant exercises	—	—	120	—	829	—	—	—	829
Preferred stock dividends	—	—	—	—	—	(315)	—	—	(315)
Net loss	—	—	—	—	—	(8,841)	—	(1,097)	(9,938)
	927	$1	43,910	$44	$924,911	$(554,337)	$(2,620)	$28,425	$396,424

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accum. Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
Balances, June 30, 2017
Stock-based compensation expense – restricted stock and options to employees and directors, net of cancellations and tax	—	—	(9)	—	825	—	—	—	825
Warrant exercises	—	—	71	—	512	—	—	—	512
Preferred stock dividends	—	—	—	—	—	(319)	—	—	(319)
Net loss	—	—	—	—	—	(202)	—	(339)	(541)
Balances, September 30, 2017	927	$1	43,972	$44	$926,248	$(554,858)	$(2,620)	$28,086	$396,901

PACIFIC ETHANOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION.

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

The Company’s acquisition of Illinois Corn Processing, LLC (“ICP”) was consummated on July 3, 2017, and as a result, the Company’s accompanying consolidated financial statements include the results of ICP since that date.

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

As of September 30, 2018, all nine facilities were operating. As market conditions change, the Company may increase, decrease or idle production at one or more operational facilities or resume operations at any idled facility.

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

Of the accounts receivable balance, approximately $52,693,000 and $64,501,000 at September 30, 2018 and December 31, 2017, respectively, were used as collateral under Kinergy’s operating line of credit. The allowance for doubtful accounts was $11,000 and $19,000 as of September 30, 2018 and December 31, 2017, respectively. The Company recorded a bad debt recovery of $1,000 and bad debt expense of $2,000 for the three months ended September 30, 2018 and 2017, respectively. The Company recorded a bad debt expense of $44,000 and $4,000 for the nine months ended September 30, 2018 and 2017, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Benefit for Income Taxes – The Company recognized a tax benefit of $563,000 for the nine months ended September 30, 2018 due to the Company’s reduction of its deferred tax asset valuation allowance due to the taxable losses incurred during the period. Under the Tax Cuts and Jobs Act enacted on December 22, 2017, losses incurred after 2017 can be carried forward indefinitely. The Company does not expect additional tax benefits to be recognized during 2018 due to this provision. The Company recognized no tax benefit for the three months ended September 30, 2018 and the three and nine months ended September 30, 2017 due to the uncertainty of using its tax losses to offset future taxable income. To the extent the Company believes it can utilize its tax losses, the Company will adjust its benefit for income taxes accordingly in future periods.

Comprehensive Loss – The Company’s accumulated other comprehensive loss relates to the Company’s pension plans. For the three and nine months ended September 30, 2018 and 2017, the Company’s consolidated loss and comprehensive loss were substantially the same amount.

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

The following tables set forth certain financial data for the Company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales
Production, recorded as gross:
Ethanol/alcohol sales	$216,788	$236,326	$670,304	$618,438
Co-product sales	73,259	68,487	226,307	185,574
Intersegment sales	518	639	1,531	1,138
Total production sales	290,565	305,452	898,142	805,150

Marketing:
Ethanol/alcohol sales, gross	$79,877	$140,208	$282,940	$431,733
Ethanol/alcohol sales, net	483	421	1,405	1,239
Intersegment sales	2,201	2,334	6,757	6,135
Total marketing sales	82,561	142,963	291,102	439,107

Intersegment eliminations	(2,719)	(2,973)	(8,288)	(7,273)
Net sales as reported	$370,407	$445,442	$1,180,956	$1,236,984

Cost of goods sold:
Production	$295,574	$294,047	$914,638	$799,203
Marketing and distribution	73,784	142,303	268,917	437,109
Intersegment eliminations	(2,719)	(2,973)	(8,456)	(7,273)
Cost of goods sold as reported	$366,639	$433,377	$1,175,099	$1,229,039

Income (loss) before benefit for income taxes:
Production	$(15,571)	$2,638	$(45,355)	$(15,981)
Marketing and distribution	7,416	(757)	18,095	(2,043)
Corporate activities	(1,149)	(2,422)	(6,708)	(5,940)
	$(9,304)	$(541)	$(33,968)	$(23,964)
Depreciation and amortization:
Production	$10,040	$9,841	$30,017	$27,703
Corporate activities	177	237	618	783
	$10,217	$10,078	$30,635	$28,486
Interest expense:
Production	$1,692	$1,850	$5,416	$4,061
Marketing and distribution	344	342	1,042	953
Corporate activities	2,157	1,634	6,417	4,143
	$4,193	$3,826	$12,875	$9,157

The following table sets forth the Company’s total assets by operating segment (in thousands):

	September 30, 2018	December 31, 2017
Total assets:
Production	$545,360	$583,696
Marketing and distribution	139,165	127,242
Corporate assets	4,022	9,358
	$688,547	$720,296

3.	INVENTORIES.

Inventories consisted primarily of bulk ethanol, specialty alcohols, corn, co-products, low-carbon and Renewable Identification Number (“RIN”) credits and unleaded fuel, and are valued at the lower-of-cost-or-net realizable value, with cost determined on a first-in, first-out basis. Inventory is net of valuation adjustments of $1,513,000 and $2,678,000 as of September 30, 2018 and December 31, 2017, respectively. Inventory balances consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$33,525	$35,652
Work in progress	7,753	8,807
Raw materials	7,260	7,601
Low-carbon and RIN credits	4,585	7,952
Other	1,643	1,538
Total	$54,766	$61,550

4.	DERIVATIVES.

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

Commodity Risk – Cash Flow Hedges – The Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in commodity prices for periods of up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sale and purchase commitments where the prices are set at a future date and/or if the contracts specify a floating or index-based price for ethanol. In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effects of price volatility. These derivatives may be designated and documented as cash flow hedges and effectiveness is evaluated by assessing the probability of the anticipated transactions and regressing commodity futures prices against the Company’s purchase and sales prices. Ineffectiveness, which is defined as the degree to which the derivative does not offset the underlying exposure, is recognized immediately in cost of goods sold. For the three and nine months ended September 30, 2018 and 2017, the Company did not designate any of its derivatives as cash flow hedges.

Commodity Risk – Non-Designated Hedges – The Company uses derivative instruments to lock in prices for certain amounts of corn and ethanol by entering into exchange-traded forward contracts for those commodities. These derivatives are not designated for special hedge accounting treatment. The changes in fair value of these contracts are recorded on the balance sheet and recognized immediately in cost of goods sold. The Company recognized losses of $991,000 and $483,000 as the changes in the fair values of these contracts for the three months ended September 30, 2018 and 2017, respectively. The Company recognized losses of $4,362,000 and $836,000 as the changes in the fair values of these contracts for the nine months ended September 30, 2018 and 2017, respectively.

Non Designated Derivative Instruments – The classification and amounts of the Company’s derivatives not designated as hedging instruments, and related cash collateral balances, are as follows (in thousands):

	As of September 30, 2018
	Assets		Liabilities

Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Other current assets	$7,752
Commodity contracts	Derivative instruments	$1,954	Derivative instruments	$6,385

	As of December 31, 2017
	Assets		Liabilities

Type of Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash collateral balance	Other current assets	$3,813
Commodity contracts	Derivative instruments	$998	Derivative instruments	$2,307

The classification and amounts of the Company’s recognized gains (losses) for its derivatives not designated as hedging instruments are as follows (in thousands):

		Realized Gains (Losses)
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2018	2017
Commodity contracts	Cost of goods sold	$916	$(1,576)

		Unrealized Gains (Losses)
		Three Months Ended September 30,
Type of Instrument	Statements of Operations Location	2018	2017
Commodity contracts	Cost of goods sold	$(1,907)	$1,093

		Realized Losses
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2018	2017
Commodity contracts	Cost of goods sold	$(1,241)	$(4,495)

		Unrealized Gains (Losses)
		Nine Months Ended September 30,
Type of Instrument	Statements of Operations Location	2018	2017
Commodity contracts	Cost of goods sold	$(3,121)	$3,659

5.	DEBT.

Long-term borrowings are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Kinergy line of credit	$59,357	$49,477
Pekin term loan	46,500	53,500
Pekin revolving loan	30,000	32,000
ICP term loan	18,000	22,500
ICP revolving loan	14,000	18,000
Parent notes payable	68,948	68,948
	236,805	244,425
Less unamortized debt discount	(870)	(1,409)
Less unamortized debt financing costs	(1,516)	(1,925)
Less short-term portion	(20,000)	(20,000)
Long-term debt	$214,419	$221,091

Operating Lines of Credit – As of September 30, 2018, Kinergy, Pekin and ICP had additional borrowing availability under their credit facilities of $5,233,000, $2,000,000 and $4,000,000, respectively.

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

Pacific Aurora Line of Credit – On March 30, 2018, Pacific Aurora, LLC, a majority owned subsidiary of the Company, terminated its revolving credit facility, which was unused during the three months ended March 31, 2018. As a result, the Company fully amortized its deferred financing fees of $0.3 million during the nine months ended September 30, 2018.

Distribution Restrictions – At September 30, 2018, there were approximately $207.2 million of net assets at the Company’s subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of the Company’s subsidiaries.

6.	COMMITMENTS AND CONTINGENCIES.

Sales Commitments – At September 30, 2018, the Company had entered into sales contracts with its major customers to sell certain quantities of ethanol and co-products. The Company had open ethanol indexed-price contracts for 199,732,000 gallons of ethanol as of September 30, 2018 and open fixed-price ethanol sales contracts totaling $74,502,000 as of September 30, 2018. The Company had open fixed-price co-product sales contracts totaling $53,365,000 and open indexed-price co-product sales contracts for 736,000 tons as of September 30, 2018. These sales contracts are scheduled to be completed over the next twelve months.

Purchase Commitments – At September 30, 2018, the Company had indexed-price purchase contracts to purchase 9,329,000 gallons of ethanol and fixed-price purchase contracts to purchase $5,614,000 of ethanol from its suppliers. The Company had fixed-price purchase contracts to purchase $13,038,000 of corn from its suppliers as of September 30, 2018. These purchase commitments are scheduled to be satisfied over the next twelve months.

Property Tax Assessment – In September 2016, the Company signed an agreement to finance and construct a 5 megawatt solar project at its Madera facility. The amount financed is for up to $10,000,000, to be amortized over twenty years as part of the facility’s property tax assessments. As of September 30, 2018, the Company had incurred approximately $9,600,000 in project costs, which is recorded in construction in progress and in other liabilities in the accompanying consolidated balance sheets. The Company expects to pay approximately an additional $900,000 per year in connection with its property tax payments, which includes an interest component based upon a 5.6% interest rate on the outstanding balance of the assessment.

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

The Company’s net periodic Retirement Plan costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest cost	$174	$98	$522	$293
Service cost	106	188	318	563
Expected return on plan assets	(204)	(169)	(612)	(506)
Net periodic expense	$76	$117	$228	$350

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

The Company’s net periodic Postretirement Plan costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest cost	$46	$21	$138	$63
Service cost	2	50	6	150
Amortization of (gain) loss	33	33	99	99
Net periodic expense	$81	$104	$243	$312

8.       FAIR VALUE MEASUREMENTS.

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, as follows:

●	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

●	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable. For fair value measurements using significant unobservable inputs, a description of the inputs and the information used to develop the inputs is required along with a reconciliation of Level 3 values from the prior reporting period.

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

The following table summarizes recurring fair value measurements by level at September 30, 2018 (in thousands):

	Fair
	Value	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$1,954	$1,954	$—	$—
Liabilities:
Derivative instruments	$(6,385)	$(6,385)	$—	$—

9.	EARNINGS PER SHARE.

The following tables compute basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2018

	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(7,514)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(7,833)	43,299	$(0.18)

	Three Months Ended September 30, 2017

	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(202)
Less: Preferred stock dividends	(319)
Basic and diluted loss per share:
Loss available to common stockholders	$(521)	42,475	$(0.01)

	Nine Months Ended September 30, 2018

	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(28,263)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss available to common stockholders	$(29,209)	43,171	$(0.68)

	Nine Months Ended September 30, 2017

	Loss Numerator	Shares Denominator	Per-Share Amount
Net loss attributed to Pacific Ethanol, Inc.	$(21,679)
Less: Preferred stock dividends	(946)
Basic and diluted loss per share:
Loss available to common stockholders	$(22,625)	42,358	$(0.53)

There were an aggregate of 425,000 and 635,000 potentially dilutive weighted-average shares from convertible securities outstanding for the three and nine months ended September 30, 2018, respectively. These convertible securities were not considered in calculating diluted net loss per share for the three and nine months ended September 30, 2018, as their effect would have been anti-dilutive.

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

Outlook

Our results for the third quarter and first nine months of 2018 reflect a compressed margin environment primarily resulting from high industry-wide inventory levels. High inventory levels resulted in part from escalating trade positioning between the United States and China, which resulted in early April in additional tariffs placed on United States ethanol shipped to China, halting United States ethanol exports to China. In addition, the Environmental Protection Agency’s, or EPA’s, continued practice of granting small refinery exemptions from the Renewable Fuel Standard, or RFS, negatively impacted ethanol margins. Higher corn freight costs and resulting corn basis costs into our Western facilities also reduced our production margins. We have reduced our production levels and are running at approximately 90% operating capacity across our portfolio of production assets.

Industry fundamentals remain strong and should support better margins in 2019. Ethanol remains a low-cost, high-value, low-carbon renewable fuel and source of octane. Moreover, blending ethanol into gasoline reduces the price of gasoline to consumers. We believe these compelling blend economics will drive higher domestic and international blend rates and result in an improved margin environment.

At President Trump’s direction, the EPA commenced a formal rulemaking process, with an expected completion by summer 2019, to allow year-round sales of E15 nationwide. This is a significant industry growth opportunity that could result in up to 7.0 billion gallons of additional annual ethanol demand based on the current market for gasoline. Although the roll-out of commercial E15 availability will take time, year-round availability provides an important growth path for the United States ethanol industry and we expect sales of E15 to grow materially in 2019 given the cost and environmental advantages of higher ethanol blends. Following the President’s announcement, two large fuel retail chains announced large expansion plans for E15 distribution and we expect to hear additional similar announcements soon.

With RIN prices trading near five-year lows, we see no rationale for the EPA to grant additional small refinery economic hardship exemptions. We are actively engaged, including through industry trade associations, with the EPA to be more judicious in granting these exemptions and, when granted, to reallocate those gallons to all other obligated parties.

International demand for ethanol set records in 2017 and remains on pace to exceed those records in 2018, with approximately 30 countries having renewable fuel standards or targets. United States ethanol exports from January through August 2018 reached 1.20 billion gallons, up substantially from the same period in 2017 and on pace to significantly exceed the 1.37 billion gallons exported for all of 2017. More countries are importing ethanol from the United States as it represents a low-cost source of high-octane and low-carbon transportation fuel.

The Trump administration recently acted to preserve tariff-free treatment for ethanol exported to Canada and Mexico. Canada represents the second-largest export market while Mexico, a small export market for the United States, is poised to increase ethanol use as a cost-effective and environmentally favorable substitute for MTBE. United States ethanol exports to both countries reflect year-over-year growth thus far in 2018.

Prior to the halt of United States exports to China, China had returned earlier in the year as a significant buyer of United States-sourced ethanol, supporting its announced 10% blending requirement by 2020. If China continues to pursue this goal, even while rapidly increasing its own domestic ethanol production, it will require significant ethanol imports, ultimately supporting the continued growth in overall international demand for ethanol. We expect total United States exports for 2018 to reach a record high of between 1.60 and 1.70 billion gallons, which represents around a 20% increase from 2017 levels, and we expect additional export growth in 2019.

Carbon values in our California and Oregon markets remain strong, resulting in robust premiums for our lower-carbon ethanol. This week, California carbon prices reached record highs of more than $190 per metric ton.

Leading oil and gas companies continue to invest in ethanol assets. Recently, Valero Renewable Fuels Company announced the purchase of three ethanol plants, demonstrating a positive long-term view of ethanol. In addition, the acquisition provides an updated indication of the value of ethanol production assets.

We continue to focus on implementing initiatives and investing in our assets to reduce costs, improve yields and carbon scores, and build long-term value. We are engaged in several plant-level capital projects with near-term paybacks.

We completed our 5.0-megawatt solar photovoltaic power system at our Madera facility. The system is operating at a 3.5-megawatt level and we anticipate full 5.0-megawatt production by year-end, once PG&E, our electricity provider, has completed its final upgrades to its adjacent substation. We expect the system to reduce our utility costs by approximately $1.0 million annually and lower our carbon score.

Our 3.5-megawatt cogeneration system at our Stockton plant is now fully installed. We are currently engaged in start-up operations and anticipate the system will be at target performance by year-end. The system converts process waste gas and natural gas into electricity and steam, reducing energy costs by up to $4.0 million per year and lowering carbon and nitrogen oxide emissions.

Airgas continues to construct a liquid CO2 production plant adjacent to our Stockton facility. We expect commercial operations will commence in early 2019 and that we will begin generating revenues from this arrangement in the first quarter.

During the third quarter, we received a new cellulosic ethanol pathway from the California Air Resources Board for cellulosic ethanol produced at our Stockton plant. We continue to generate D3 RINs and await final EPA approval of our cellulosic ethanol pathways for our Madera and Magic Valley plants. These pathways will add to our premium pricing for cellulosic ethanol and once approved, production from these three plants will generate additional combined EBITDA of $2.0 million annually based on the current carbon market, of which our Stockton plant is expected to generate approximately $0.5 million of incremental EBITDA.

Our capital expenditures for the third quarter totaled $3.5 million and were primarily related to plant improvement initiatives. Our cumulative capital expenditures through the third quarter were $10.9 million. In light of weak market conditions, we have adjusted a number of capital projects and expect to limit our fourth quarter capital expenditures to approximately $3.0 million, well below our prior full-year guidance.

Our focus is on delivering additional value by leveraging our diverse base of existing production and marketing assets to capitalize on positive macro trends. Our strategy is built around our strategically-located bio-refineries, which enable us to serve multiple markets; the diversity of our production, geography, technology, feedstocks and logistics, which helps us mitigate exposure to commodity price risks within fuel markets; and our focus on evaluating and investing in plant improvement and other initiatives to increase production and operating efficiencies and yields. We are also focused on reducing costs at both the corporate and operating levels, further diversifying our sales through additional high-protein feed and alcohol products, and undertaking new initiatives to lower our carbon scores for our valuable low-carbon fuel markets.

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

Certain performance metrics that we believe are important indicators of our results of operations include:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2018	2017	Variance	2018	2017	Variance
Production gallons sold (in millions)	139.9	141.8	(1.3)%	425.1	374.0	13.7%
Third party gallons sold (in millions)	72.3	108.2	(33.2)%	247.2	335.2	(26.3)%
Total gallons sold (in millions)	212.2	250.0	(15.1)%	672.3	709.2	(5.2)%
Total gallons produced (in millions)	138.7	145.5	(4.7)%	424.1	385.1	10.1%
Production capacity utilization	91%	95%	(4.2)%	94%	94%	—%
Average sales price per gallon	$1.60	$1.69	(5.3)%	$1.61	$1.66	(3.0)%
Corn cost per bushel – CBOT equivalent	$3.63	$3.69	(1.6)%	$3.67	$3.67	—%
Average basis (1)	$0.21	$0.11	90.9%	$0.26	$0.21	23.8%
Delivered cost of corn	$3.84	$3.80	1.1%	$3.93	$3.88	1.3%

Total co-product tons sold (in thousands)	773.2	803.4	(3.8)%	2,365.2	2,223.2	6.4%
Co-product revenues as % of delivered cost of corn(2)	35.8%	34.0%	5.3%	36.2%	34.2%	5.8%
Average CBOT ethanol price per gallon	$1.35	$1.55	(12.9)%	$1.41	$1.54	(8.4)%
Average CBOT corn price per bushel	$3.53	$3.59	(1.7)%	$3.68	$3.64	1.1%

(1)	Corn basis represents the difference between the immediate cash price of delivered corn and the future price of corn for Chicago delivery.

(2)	Co-product revenues as a percentage of delivered cost of corn shows our yield based on sales of co-products, including WDG and corn oil, generated from ethanol we produced.

Net Sales, Cost of Goods Sold and Gross Profit

The following table presents our net sales, cost of goods sold and gross profit in dollars and gross profit as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent

Net sales	$370,407	$445,442	$(75,035)	(16.8)%	$1,180,956	$1,236,984	$(56,028)	(4.5)%
Cost of goods sold	366,639	433,377	(66,738)	(15.4)%	1,175,099	1,229,039	(53,940)	(4.4)%
Gross profit	$3,768	$12,065	$(8,297)	(68.8)%	$5,857	$7,945	$(2,088)	(26.3)%
Percentage of net sales	1.0%	2.7%			0.5%	0.6%

Net Sales

The decrease in our net sales for the three and nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to a decrease in our third party gallons sold as well as a decrease in our average sales price per gallon. We sold fewer third party gallons as we deliberately focused our third party ethanol sales in regions where we have either a stronger presence around our own production assets or more favorable margins.

Three Months Ended September 30, 2018

On a consolidated basis, our average sales price per gallon declined $0.09, or 5%, to $1.60 for the three months ended September 30, 2018 as compared to $1.69 for the same period in 2017. The average Chicago Board of Trade, or CBOT, ethanol price per gallon, however, declined 13% to $1.35 for the three months ended September 30, 2018 compared to an average CBOT ethanol price per gallon of $1.55 for the same period in 2017.

Production Segment

Net sales of ethanol from our production segment declined by $19.5 million, or 8%, to $216.8 million for the three months ended September 30, 2018 as compared to $236.3 million for the same period in 2017. Our total volume of production ethanol gallons sold declined by 1.9 million gallons, or 1%, to 139.9 million gallons for the three months ended September 30, 2018 as compared to 141.8 million gallons for the same period in 2017. Our production segment’s average sales price per gallon declined 7% to $1.53 for the three months ended September 30, 2018 compared to our production segment’s average sales price per gallon of $1.65 for the same period in 2017. At our production segment’s average sales price per gallon of $1.53 for the three months ended September 30, 2018, we realized $2.9 million less in net sales from our production segment from the 1.9 million fewer gallons of produced ethanol sold in the three months ended September 30, 2018 as compared to the same period in 2017. The decline of $0.12 in our production segment’s average sales price per gallon for the three months ended September 30, 2018 as compared to the same period in 2017 reduced our net sales of ethanol from our production segment by $16.6 million.

Net sales of co-products increased $4.8 million, or 7%, to $73.3 million for the three months ended September 30, 2018 as compared to $68.5 million for the same period in 2017. Our total volume of co-products sold declined by 30.2 thousand tons, or 4%, to 773.2 thousand tons for three months ended September 30, 2018 from 803.4 thousand tons for the same period in 2017, and our average sales price per ton increased to $94.75 for the three months ended September 30, 2018 from $85.25 for the same period in 2017. The increase of $9.50, or 11%, in our average sales price per ton for the three months ended September 30, 2018 as compared to the same period in 2017 increased net sales of co-products by $7.6 million, however, at our average sales price per ton of $94.75 for the three months ended September 30, 2018, we realized $2.8 million less in net sales from the 30.2 thousand ton decline in co-products sold in the three months ended September 30, 2018 as compared to the same period in 2017.

Marketing Segment

Net sales of ethanol from our marketing segment declined by $60.3 million, or 43%, to $79.9 million for the three months ended September 30, 2018 as compared to $140.2 million for the same period in 2017. Our total volume of ethanol gallons sold by our marketing segment declined by 37.8 million gallons, or 15%, to 212.2 million gallons for the three months ended September 30, 2018 as compared to 250.0 million gallons for the same period in 2017. Of these amounts, our marketing segment sold 35.9 million fewer third party gallons and 1.9 million fewer production gallons.

The decline in production gallons sold by our marketing segment resulted in a decline of $0.1 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon increased $0.02, or 1%, to $1.72 for the three months ended September 30, 2018 as compared to $1.70 for the same period in 2017. At our marketing segment’s average sales price per gallon of $1.72 for the three months ended September 30, 2018, we realized $64.9 million less in net sales from our marketing segment from the 37.8 million fewer gallons sold in the three months ended September 30, 2018 as compared to the same period in 2017. The increase of $0.02 in our marketing segment’s average sales price per gallon for the three months ended September 30, 2018 as compared to the same period in 2017 increased our net sales from ethanol sold by our marketing segment by $4.6 million.

Nine Months Ended September 30, 2018

On a consolidated basis, our average sales price per gallon declined $0.05, or 3%, to $1.61 for the nine months ended September 30, 2018 compared to our average sales price per gallon of $1.66 for the same period in 2017. The average CBOT ethanol price per gallon declined 8% to $1.41 for the nine months ended September 30, 2018 compared to an average CBOT ethanol price per gallon of $1.54 for the same period in 2017.

Production Segment

Net sales of ethanol from our production segment increased by $51.9 million, or 8%, to $670.3 million for the nine months ended September 30, 2018 as compared to $618.4 million for the same period in 2017. Our total volume of production ethanol gallons sold increased by 51.1 million gallons, or 14%, to 425.1 million gallons for the nine months ended September 30, 2018 as compared to 374.0 million gallons for the same period in 2017. Our production segment’s average sales price per gallon declined 5% to $1.56 for the nine months ended September 30, 2018 compared to our production segment’s average sales price per gallon of $1.64 for the same period in 2017. At our production segment’s average sales price per gallon of $1.56 for the nine months ended September 30, 2018, we generated $80.0 million in additional net sales from our production segment from the 51.1 million additional gallons of produced ethanol sold in the nine months ended September 30, 2018 as compared to the same period in 2017. The decline of $0.08 in our production segment’s average sales price per gallon for the nine months ended September 30, 2018 as compared to the same period in 2017 reduced our net sales of ethanol from our production segment by $28.1 million.

Net sales of co-products increased $40.7 million, or 22%, to $226.3 million for the nine months ended September 30, 2018 as compared to $185.6 million for the same period in 2017. Our total volume of co-products sold increased by 142.0 thousand tons, or 6%, to 2,365.2 thousand tons for nine months ended September 30, 2018 from 2,223.2 thousand tons for the same period in 2017, and our average sales price per ton increased to $95.68 for the nine months ended September 30, 2018 from $83.47 for the same period in 2017. At our average sales price per ton of $95.68 for the nine months ended September 30, 2018, we generated $13.6 million in additional net sales from the 142.0 thousand tons of additional co-products sold in the nine months ended September 30, 2018 as compared to the same period in 2017. The increase of $12.21, or 15%, in our average sales price per ton for the nine months ended September 30, 2018 as compared to the same period in 2017 increased net sales of co-products by $27.1 million.

Marketing Segment

Net sales of ethanol from our marketing segment declined by $148.8 million, or 34%, to $282.9 million for the nine months ended September 30, 2018 as compared to $431.7 million for the same period in 2017. Our total volume of ethanol gallons sold by our marketing segment declined by 36.9 million gallons, or 5%, to 672.3 million gallons for the nine months ended September 30, 2018 as compared to 709.2 million gallons for the same period in 2017. Of these amounts, we sold 88.0 million fewer third party gallons, which was partially offset by 51.1 million additional production gallons sold by our marketing segment.

The increase in production gallons sold by our marketing segment resulted in an increase of $0.6 million in net sales generated by our marketing segment, which were eliminated upon consolidation.

Our marketing segment’s average sales price per gallon declined $0.13, or 8%, to $1.54 for the nine months ended September 30, 2018 as compared to $1.67 for the same period in 2017. At our marketing segment’s average sales price per gallon of $1.54 for the nine months ended September 30, 2018, we realized $56.8 million less in net sales from our marketing segment from the 36.9 million fewer gallons sold in the nine months ended September 30, 2018 as compared to the same period in 2017. Further, the decline of $0.13 in our marketing segment’s average sales price per gallon for the nine months ended September 30, 2018 as compared to the same period in 2017 reduced our net sales from ethanol sold by our marketing segment by $91.4 million.

Cost of Goods Sold and Gross Profit

Our consolidated gross profit declined primarily due to lower commodity margins in the three and nine months ended September 30, 2018 compared to the same periods in 2017. Higher corn freight costs and resulting corn basis costs compressed production margins. In addition, ethanol margins were negatively impacted by the EPA’s continued practice of granting small refinery exemptions from the Renewable Fuel Standard and trade tariffs that have halted United States ethanol exports to China, resulting in higher industry-wide inventory levels which further pressured margins.

Three Months Ended September 30, 2018

Our consolidated gross profit declined to $3.8 million for the three months ended September 30, 2018 as compared to $12.1 million for the same period in 2017, representing a gross margin of 1.0% for the three months ended September 30, 2018 as compared to 2.7% for the same period in 2017.

Production Segment

Our production segment’s gross profit from external sales declined by $16.4 million to a gross loss of $5.0 million for the three months ended September 30, 2018 as compared to a gross profit of $11.4 million for the same period in 2017. Of this decline, $16.5 million is attributable to our production segment’s lower margins for the three months ended September 30, 2018 as compared to the same period in 2017, partially offset by $0.1 million attributable to lower production volumes at negative production margins for the three months ended September 30, 2018 as compared to the same period in 2017.

Marketing Segment

Our marketing segment’s gross profit improved by $8.1 million to $8.8 million for the three months ended September 30, 2018 as compared to $0.7 million for the same period in 2017. Of this increase, $16.1 million is attributable to our marketing segment’s improved margins per gallon for the three months ended September 30, 2018 as compared to the same period in 2017, partially offset by $8.0 million in lower gross profit attributable to the 35.9 million gallon reduction in third-party marketing volumes for the three months ended September 30, 2018 as compared to the same period in 2017.

Nine Months Ended September 30, 2018

Our consolidated gross profit declined to $5.9 million for the nine months ended September 30, 2018 as compared to $7.9 million for the same period in 2017, representing a gross margin of 0.5% for the nine months ended September 30, 2018 as compared to 0.6% for the same period in 2017.

Production Segment

Our production segment’s gross profit from external sales declined by $22.4 million to a gross loss of $16.5 million for the nine months ended September 30, 2018 as compared to a gross profit of $5.9 million for the same period in 2017. Of this decline, $20.4 million is attributable to our production segment’s lower margins for the nine months ended September 30, 2018 as compared to the same period in 2017, and $2.0 million is attributable to increased production volumes at negative production margins for the nine months ended September 30, 2018 as compared to the same period in 2017.

Gross profit generated by our production segment was negatively impacted by $4.1 million in higher than expected repairs and maintenance expense at our Pekin, Illinois wet mill facility for the nine months ended September 30, 2018. We have experienced larger than anticipated expenses since the second half of 2015 related initially to the repair, and then replacement, of two package boilers that failed shortly prior to our acquisition of our Midwest assets in 2015. We have resolved these boiler issues, which totaled $11.0 million in 2017, and anticipate that wet mill boiler expenses associated with these issues will be eliminated going forward. We continue to pursue a claim against the boiler manufacturer which will result, however, in ongoing litigation expenses.

Marketing Segment

Our marketing segment’s gross profit improved by $20.4 million to $22.4 million for the nine months ended September 30, 2018 as compared to $2.0 million for the same period in 2017. Of this increase, $28.3 million is attributable to our marketing segment’s improved margins for the nine months ended September 30, 2018 as compared to the same period in 2017, partially offset by $7.9 million in lower gross profit attributable to the 88.0 million gallon reduction in marketing volumes for the nine months ended September 30, 2018 as compared to the same period in 2017.

Selling, General and Administrative Expenses

The following table presents our selling, general and administrative, or SG&A, expenses in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Selling, general and administrative expenses	$8,970	$8,720	$250	2.9%	$27,183	$22,932	$4,251	18.5%
Percentage of net sales	2.4%	2.0%			2.3%	1.9%

Our SG&A expenses remained relatively flat for the three months ended September 30, 2018 as compared to the same period in 2017.

Our SG&A expenses increased $4.3 million to $27.2 million for the nine months ended September 30, 2018 as compared to $22.9 million for the same period in 2017. The increase in SG&A expenses is primarily due to $3.6 million in one-time gains associated with legal matters resolved in the prior year that reduced our SG&A expenses for 2017. In addition, our SG&A expenses for the nine months ended September 30, 2018 include expenses related to the operation of our ICP facility that were only present for the three months ended September 30, 2017 as the acquisition occurred on July 3, 2017. We anticipate SG&A expenses will total approximately $36.0 million for all of 2018.

Interest Expense

The following table presents our interest expense in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Interest expense	$4,193	$3,826	$367	9.6%	$12,875	$9,157	$3,718	40.6%
Percentage of net sales	1.1%	0.9%			1.1%	0.7%

Interest expense increased $0.4 million to $4.2 million for the three months ended September 30, 2018 from $3.8 million for the same period in 2017. Interest expense increased $3.7 million to $12.9 million for the nine months ended September 30, 2018 from $9.2 million for the same period in 2017. The increase in interest expense is primarily due to additional borrowings related to our acquisition of ICP as of July 3, 2017, and higher interest rates on our senior notes, which increased in accordance with the note terms. In addition, during the nine months ended September 30, 2018, we realized higher interest expense of $0.3 million due to accelerated amortization of deferred financing costs associated with our termination of Pacific Aurora’s line of credit.

Loss Available to Common Stockholders

The following table presents our loss available to common stockholders in dollars and as a percentage of net sales (in thousands, except percentages):

	Three Months Ended September 30,		Variance in		Nine Months Ended September 30,		Variance in
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Loss available to common stockholders	$7,833	$521	$7,312	1,403.5%	$29,209	$22,625	$6,584	29.1%
Percentage of net sales	2.1%	0.1%			2.5%	1.8%

The increase in loss available to common stockholders is primarily due to lower margins and higher interest expense for the three and nine months ended September 30, 2018 as compared to the same periods in 2017.

Liquidity and Capital Resources

During the nine months ended September 30, 2018, we funded our operations primarily from cash on hand, cash generated from our operations and advances from our revolving credit facilities. These funds were also used to make capital expenditures, capital lease payments and principal payments on term and revolving debt.

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

	September 30, 2018	December 31, 2017	Change
Cash and cash equivalents	$56,093	$49,489	13.3%
Current assets	$192,266	$203,246	(5.4)%
Property and equipment, net	$488,591	$508,352	(3.9)%
Current liabilities	$99,020	$90,706	9.2%
Long-term debt, net of current portion	$214,419	$221,091	(3.0)%
Working capital	$93,246	$112,540	(17.1)%
Working capital ratio	1.94	2.24	(13.4)%

Restricted Net Assets

At September 30, 2018, we had approximately $207.2 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

Changes in Working Capital and Cash Flows

Working capital decreased to $93.2 million at September 30, 2018 from $112.5 million at December 31, 2017 as a result of a decrease of $11.0 million in current assets and an increase of $8.3 million in current liabilities.

Current assets decreased primarily due to decreases of $12.7 million in accounts receivable, $6.8 million in inventories, $1.8 million in prepaid inventory, partially offset by increases of $6.6 million in cash and cash equivalents, $2.8 million in other current assets and $1.0 million in derivative instruments. Our cash and cash equivalents increased by $6.6 million at September 30, 2018 as compared to December 31, 2017 due to $26.1 million of cash provided by our operations, partially offset by $10.9 million of cash used in our investing activities and $8.6 million of cash used in our financing activities.

Our current liabilities increased primarily due to increases of $4.2 million in accounts payable and accrued liabilities and $4.1 million in derivative instruments.

Cash provided by our Operating Activities

Cash provided by our operating activities declined by $8.9 million for the nine months ended September 30, 2018, as compared to the same period in 2018. We generated $26.1 million in cash from our operating activities during the period. Specific factors that contributed to the decrease in cash provided by our operating activities include:

●	a decrease related to net loss of $9.4 million;

●	a decrease related to accounts receivable of $13.0 million primarily due to the timing of collections;

●	a decrease related to prepaid expenses and other assets of $4.7 million due to changes in restricted cash collateral derivative balances; due to changes in period end positions and

●	a decrease related to prepaid inventory of $2.6 million due to the timing of purchases.

These amounts were partially offset by:

●	an increase related to inventories of $8.7 million due to the timing of sales;

●	an increase related to accounts payable and accrued expenses of $6.3 million due to the timing of payments;

●	an increase in depreciation expense of $2.1 million related to our ICP facilities; and

●	an increase related to higher losses on derivative instruments of $3.5 million due to changes in fair value of positions during the period.

Cash used in our Investing Activities

Cash used in our investing activities decreased by $30.4 million for the nine months ended September 30, 2018 as compared to the same period in 2017. The decrease in cash used in our investing activities is primarily due to our purchase of ICP in the 2017 period.

Cash used in our Financing Activities

Cash used in our financing activities increased by $3.2 million for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in cash used in our financing activities is primarily due to increased net payments on term and revolving loans, including higher interest expense. For the third quarter of 2018, we focused on reducing our total debt, with $23.7 million paid in the quarter through a combination of term loan repayments and reduced usage of revolving credit facilities.

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

	Three Months Ended September 30,		Years Ended December 31,
	2018	2017	2017	2016

Fixed-Charge Coverage Ratio Requirement	2.00	2.00	2.00	2.00
Actual	18.77	3.01	2.79	7.88
Excess	16.77	1.01	0.79	5.88

For all periods presented above, Kinergy maintained more than the minimum excess borrowing availability required; accordingly, the fixed-charge coverage ratio requirement did not apply.

Pacific Ethanol has guaranteed all of Kinergy’s obligations under the credit facility. As of September 30, 2018, Kinergy had an outstanding balance of $59.4 million with additional borrowing availability under the credit facility of $5.2 million.

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

As of September 30, 2018, Pekin had additional borrowing availability under its revolving credit facility of $2.0 million.

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

As of September 30, 2018, ICP had additional borrowing availability under its revolving credit facility of $4.0 million.

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

We are actively evaluating opportunities to refinance our senior notes well in advance of their December 2019 maturity.

Contractual Obligations

There have been no material changes in the nine months ended September 30, 2018 to the amounts presented in the table under the “Contractual Obligations” section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for 2017.

Effects of Inflation

The impact of inflation was not significant to our financial condition or results of operations for the three and nine months ended September 30, 2018 and 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018 that our disclosure controls and procedures were effective at a reasonable assurance level.

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

People of the State of Illinois v. Pacific Ethanol Pekin, LLC, case no. 18-CH-06, was filed on January 8, 2018 in the Circuit Court for the 10th Judicial Circuit in Tazewell County, Illinois. The Illinois Attorney General, on behalf of the People of the State of Illinois, alleges violations of the Pekin facility’s NPDES permit and water pollution associated with the facility’s discharge. Most of the alleged violations relate to thermal limits set forth in the permit. The complaint seeks a cease and desist order and damages for the alleged violations in accordance with statutory limits under the Illinois Environmental Protection Act. We are currently in negotiations with the Illinois Attorney General seeking to resolve this matter. The parties have agreed upon the language of an Agreed Interim Order that will allow the Pekin facility to continue operating in accordance with agreed-upon thermal limits while the state considers our application for a permit amendment incorporating the results of a mixing study into the facility’s permit.

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

We have incurred significant losses and negative operating cash flow in the past. For the three months ended September 30, 2018 and 2017, we incurred consolidated net losses of approximately $9.3 million and $0.5 million, respectively. For the nine months ended September 30, 2018 and 2017, we incurred consolidated net losses of approximately $33.4 million and $24.0 million, respectively. For the years ended December 31, 2017 and 2015, we incurred consolidated net losses of approximately $38.1 million and $18.9 million, respectively. For the year ended December 31, 2015, we incurred negative operating cash flows of $28.0 million. We may incur losses and negative operating cash flow in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business. Continued losses and negative operating cash flow may hamper our operations and impede us from expanding our business.

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

We conduct most of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to generate free cash flow. Moreover, some of our subsidiaries are limited in their ability to pay dividends or make distributions, loans or advances to us by the terms of their financing arrangements. At June 30, 2018, we had approximately $207.2 million of net assets at our subsidiaries that were not available to be distributed in the form of dividends, distributions, loans or advances due to restrictions contained in their financing arrangements.

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

At September 30, 2018, we had approximately $207.2 million of net assets at our subsidiaries that were not available to be transferred to Pacific Ethanol, Inc. in the form of dividends, loans or advances due to restrictions contained in the credit facilities of our subsidiaries.

For each of the three months ended September 30, 2018 and 2017, we declared and paid in cash an aggregate of $0.3 million in dividends on our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. We have never declared or paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain any earnings for use in the continued development of our business. The holders of our outstanding Series B Preferred Stock are entitled to dividends of 7% per annum, payable quarterly. Dividends in respect of our Series B Preferred Stock must be paid prior to the payment of any dividends in respect of our common stock.

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

PACIFIC ETHANOL, INC.

Dated: November 2, 2018	By:	/S/ BRYON T. MCGREGOR
Bryon T. McGregor
Chief Financial Officer
(Principal Financial and Accounting Officer)