Form 10-K/A
period 2018-12-31
Pacific Ethanol, Inc.
filed 2019-04-29
CIK 778164

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

As of April 26, 2019, there were 49,870,565 shares of the registrant’s common stock, $0.001 par value per share, and 896 shares of the registrant’s non-voting common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) on Form 10-K/A amends the Annual Report on Form 10-K of Pacific Ethanol, Inc. (the “Company”, “we,” “us,” or “our”) for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 18, 2019 (the “Original Report”).

The purpose of this Amendment No. 1 is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2019 Annual Meeting of Stockholders. This Amendment No. 1 hereby amends Part III, Items 10 through 14, and Part IV, Items 15 and 16 of the Original Report.

The reference on the cover page of the Original Report to the incorporation by reference of the registrant’s Definitive Proxy Statement into Part III of the Original Report is hereby amended to delete that reference.

Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in the Original Report in this Amendment No. 1.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding our directors as of April 26, 2019:

Name	Age	Position(s) Held
William L. Jones(1)	69	Chairman of the Board and Director
Neil M. Koehler	61	Chief Executive Officer, President and Director
Michael D. Kandris	71	Chief Operating Officer and Director
Terry L. Stone(2)	69	Director
John L. Prince(3)	76	Director
Douglas L. Kieta(4)	76	Director
Larry D. Layne(4)	78	Director

(1)	Member of the Audit and Nominating and Corporate Governance Committees.

(2)	Member of the Audit and Compensation Committees.

(3)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.

(4)	Member of the Compensation and Nominating and Corporate Governance Committees.

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

Mr. Jones’s qualifications to serve on our Board include:

●	co-founder of PEI California;

●	knowledge gained through his extensive work as our Chairman since our inception in 2005;

●	extensive knowledge of and experience in the agricultural and feed industries, as well as a deep understanding of operations in political environments; and

●	background as an owner of a farming company in California, and his previous role in the California state government.

Neil M. Koehler has served as Chief Executive Officer, President and as a director since March 2005. Mr. Koehler is a co-founder of PEI California and served as its Chief Executive Officer since its formation in January 2003 and as a member of its board of directors from March 2004 until its dissolution in March 2012. Prior to his association with PEI California, Mr. Koehler was the co-founder and General Manager of Parallel Products, one of the first ethanol production facilities in California, which was sold to a public company in 1997. Mr. Koehler was also the sole manager and sole limited liability company member of Kinergy Marketing, LLC, or Kinergy, which he founded in September 2000, and which is one of our wholly-owned subsidiaries. Mr. Koehler has over 30 years of experience in the ethanol production and marketing industry in the Western United States. Mr. Koehler is Chairman of the Board of Directors of the Renewable Fuels Association and is a nationally-recognized speaker on the production and marketing of renewable fuels. Mr. Koehler has a B.A. degree in Government from Pomona College.

Mr. Koehler’s qualifications to serve on our Board include:

●	day-to-day leadership experience as our current President and Chief Executive Officer provides Mr. Koehler with intimate knowledge of our operations;

●	extensive knowledge of and experience in the ethanol production and marketing industry, particularly in the Western United States;

●	prior leadership experience with other companies in the ethanol industry; and

●	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities.

Michael D. Kandris has served as a director since June 2008 and as our Chief Operating Officer since January 6, 2013. Mr. Kandris served as an independent contractor with supervisory responsibility for ethanol plant operations, under the direction of our Chief Executive Officer, from January 1, 2012 to January 5, 2013. Mr. Kandris was President, Western Division of Ruan Transportation Management Systems from November 2008 until his retirement in September 2009. From January 2000 to November 2008, Mr. Kandris served as President and Chief Operating Officer of Ruan Transportation Management Systems, where he had overall responsibility for all operations, finance and administrative functions. Mr. Kandris has 30 years of experience in all modes of transportation and logistics. Mr. Kandris served on the Executive Committee of the American Trucking Association and as a board member for the National Tank Truck Organization until his retirement from Ruan Transportation Management Systems in September 2009. Mr. Kandris has a B.S. degree in Business from California State University, Hayward.

Mr. Kandris’s qualifications to serve on our Board include:

●	extensive experience in various executive leadership positions;

●	extensive experience in rail and truck transportation and logistics; and

●	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities.

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

Mr. Stone’s qualifications to serve on our Board include:

●	extensive experience with financial accounting and tax matters;

●	recognized expertise as an instructor of taxation, auditing and financial and management accounting;

●	“audit committee financial expert,” as defined by the Securities and Exchange Commission;

●	satisfies the “financial sophistication” requirements of NASDAQ’s listing standards; and

●	ability to communicate and encourage discussion, together with his experience as a senior independent director of all Board committees on which he serves make him an effective chairman of our Audit Committee.

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

Mr. Prince’s qualifications to serve on our Board include:

●	extensive experience in various executive leadership positions;

●	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities; and

●	ability to communicate and encourage discussion helps Mr. Prince discharge his duties effectively as chairman of our Nominating and Corporate Governance Committee.

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

Mr. Kieta’s qualifications to serve on our Board include:

●	extensive experience in various leadership positions;

●	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities; and

●	service with Calpine affords a deep understanding of large-scale construction and engineering projects as well as plant operations, which is particularly relevant to our ethanol production facility operations.

Larry D. Layne has served as a director since December 2007. Mr. Layne joined First Western Bank in 1963 and served in various capacities with First Western Bank and its acquiror, Lloyds Bank of California, and Lloyd’s acquiror, Sanwa Bank California, until his retirement in 2000. Sanwa Bank California was subsequently acquired by Bank of the West. From 1999 to 2000, Mr. Layne was Vice Chairman of Sanwa Bank California in charge of its Commercial Banking Group which encompassed all of Sanwa Bank California’s 38 commercial and business banking centers and 12 Pacific Rim branches as well as numerous internal departments. From 1997 to 2000, Mr. Layne was also Chairman of the Board of The Eureka Funds, a mutual fund family of five separate investment funds with total assets of $900 million. From 1996 to 2000, Mr. Layne was Group Executive Vice President of the Relationship Banking Group of Sanwa Bank California in charge of its 107 branches and 13 commercial banking centers as well as numerous internal departments. Mr. Layne has also served in various capacities with many industry and community organizations, including as Director and Chairman of the Board of the Agricultural Foundation at California State University, Fresno; Chairman of the Audit Committee of the Agricultural Foundation at California State University, Fresno; board member of the Fresno Metropolitan Flood Control District; and Chairman of the Agricultural Lending Committee of the California Bankers Association. Mr. Layne has a B.S. degree in Dairy Husbandry from California State University, Fresno and is a graduate of the California Agriculture Leadership Program.

Mr. Layne’s qualifications to serve on our Board include:

●	extensive experience in various leadership positions;

●	day-to-day leadership experience affords a deep understanding of business operations, challenges and opportunities;

●	experience and involvement in California industry and community organizations provides a useful perspective; and

●	ability to communicate and encourage discussion helps Mr. Layne discharge his duties effectively as chairman of our Compensation Committee.

Family Relationships

There are no family relationships among our directors.

Corporate Governance

Our Board believes that good corporate governance is paramount to ensure that Pacific Ethanol is managed for the long-term benefit of our stockholders. Our Board has adopted corporate governance guidelines that guide its actions with respect to, among other things, the composition of the Board and its decision-making processes, Board meetings and involvement of management, the Board’s standing committees and procedures for appointing members of the committees, and its performance evaluation of our Chief Executive Officer.

Our Board has adopted a Code of Ethics that applies to all of our directors, officers, employees and consultants and an additional Code of Ethics that applies to our Chief Executive Officer and senior financial officers. The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is our “code of conduct” within the meaning of NASDAQ’s listing standards. Our Codes of Ethics are available on our website at http://www.pacificethanol.com/investors/governance. Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

Audit Committee

Our Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each interim period and for the full year and implements and manages our enterprise risk management program. The Audit Committee also has the authority to retain consultants, and other advisors. Messrs. Stone, Jones and Prince served on our Audit Committee for all of 2018. Our Board has determined that each member of the Audit Committee is “independent” under the current NASDAQ listing standards and satisfies the other requirements under NASDAQ listing standards and Securities and Exchange Commission rules regarding audit committee membership. Our Board has determined that Mr. Stone qualifies as an “audit committee financial expert” under applicable Securities and Exchange Commission rules and regulations governing the composition of the Audit Committee, and satisfies the “financial sophistication” requirements of NASDAQ’s listing standards. During 2018, our Audit Committee held eight meetings.

Executive Officers

The following table sets forth certain information regarding our executive officers as of April 26, 2019:

Name	Age	Position(s) Held
Neil M. Koehler	61	Chief Executive Officer, President and Director
Michael D. Kandris	71	Chief Operating Officer and Director
Bryon T. McGregor	55	Chief Financial Officer
Christopher W. Wright	66	Vice President, General Counsel and Secretary
Paul P. Koehler	59	Vice President, Commodities and Corporate Development
James R. Sneed	52	Vice President, Supply and Trading

Neil M. Koehler has served as Chief Executive Officer, President and as a director since March 2005. Mr. Koehler is a co-founder of PEI California and served as its Chief Executive Officer since its formation in January 2003 and as a member of its board of directors from March 2004 until its dissolution in March 2012. Prior to his association with PEI California, Mr. Koehler was the co-founder and General Manager of Parallel Products, one of the first ethanol production facilities in California, which was sold to a public company in 1997. Mr. Koehler was also the sole manager and sole limited liability company member of Kinergy, which he founded in September 2000, and which is one of our wholly-owned subsidiaries. Mr. Koehler has over 30 years of experience in the ethanol production and marketing industry in the Western United States. Mr. Koehler is the Chairman of the Board of Directors of the Renewable Fuels Association and is a nationally-recognized speaker on the production and marketing of renewable fuels. Mr. Koehler has a B.A. degree in Government from Pomona College.

Michael D. Kandris has served as a director since June 2008 and as our Chief Operating Officer since January 6, 2013. Mr. Kandris served as an independent contractor with supervisory responsibility for ethanol plant operations, under the direction of our Chief Executive Officer, from January 1, 2012 to January 5, 2013. Mr. Kandris was President, Western Division of Ruan Transportation Management Systems from November 2008 until his retirement in September 2009. From January 2000 to November 2008, Mr. Kandris served as President and Chief Operating Officer of Ruan Transportation Management Systems, where he had overall responsibility for all operations, finance and administrative functions. Mr. Kandris has 30 years of experience in all modes of transportation and logistics. Mr. Kandris served on the Executive Committee of the American Trucking Association and as a board member for the National Tank Truck Organization until his retirement from Ruan Transportation Management Systems in September 2009. Mr. Kandris has a B.S. degree in Business from California State University, Hayward.

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

Paul P. Koehler has served as a Vice President since 2005. Mr. Koehler has over 25 years of experience in business development and marketing in the energy industry. Prior to joining Pacific Ethanol in 2005, he served as Director of Business Development for PPM Energy, Inc., leading PPM’s efforts to develop and acquire several wind power projects. Mr. Koehler was also a co-founder of ReEnergy, one of the companies acquired by Pacific Ethanol. Mr. Koehler also served as a member of the board of directors of Towerstream Corporation, a public company, from May 30, 2007 to January 31, 2018. During the 1990s he worked for Portland General Electric and Enron in marketing and origination of long-term transactions, risk management, and energy trading. Mr. Koehler has a B.A. degree from the Honors College at the University of Oregon.

James R. Sneed has served as a Vice President since September 2012. Mr. Sneed has worked for over 20 years in various senior management and executive positions in the ethanol industry. Prior to joining Pacific Ethanol in 2012, Mr. Sneed was employed by Hawkeye Gold, LLC from April 2010 to September 2012, ultimately serving as Vice President – Ethanol Marketing and Trading. Prior to that time, from May 2003 to April 2010, Mr. Sneed was employed by Aventine Renewable Energy, an ethanol production and marketing company, where he helped build its operations from two ethanol plants in two states to marketing for fifteen production facilities in eight states, ultimately serving as Vice President, Marketing and Logistics. Mr. Sneed is a Certified Public Accountant, has a B.S. degree in Accounting from Olivet Nazarene University, and has an MBA degree from Northwestern University, Kellogg School of Management.

Family Relationships

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2018 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, we believe that all reporting persons filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2018 or prior fiscal years.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our (i) Chief Executive Officer and President, who serves as our principal executive officer, (ii) Chief Operating Officer, and (iii) Chief Financial Officer, who serves as our principal financial officer (collectively, the “named executive officers”), for all services rendered in all capacities to us for the years ended December 31, 2018 and 2017.

				Stock	Non-Equity
Name and		Salary	Bonus	Awards	Incentive Plan	All Other	Total
Principal Position	Year	($)	($)(1)	($)(2)	Compensation	Compensation(3)	($)
Neil M. Koehler	2018	$484,955	$—	$427,775	$—	$18,200	$930,930
President and Chief Executive Officer	2017	$472,487	$—	$500,000	$66,148	$17,700	$1,056,335

Michael D. Kandris	2018	$347,601	$—	$146,325	$—	$16,500	$510,426
Chief Operating Officer	2017	$338,621	$	$171,025	$33,862	$16,200	$559,708

Bryon T. McGregor	2018	$315,148	$—	$146,325	$—	$18,200	$479,673
Chief Financial Officer	2017	$307,068	$—	$171,025	$30,707	$17,700	$526,500

(1)	Bonuses under our annual performance-based cash incentive compensation plan were made and are reported in the “Non-Equity Incentive Plan Compensation” column.

(2)	The amounts shown are the fair value of stock awards on the date of grant. The fair value of stock awards is calculated by multiplying the number of shares of stock granted by the closing price of our common stock on the date of grant. The shares of common stock were issued under our 2016 Stock Incentive Plan. Information regarding the grants of restricted stock and vesting schedules for the named executive officers is included in the “Outstanding Equity Awards at Fiscal Year-End−2018” table below, the footnotes to that table, and in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(3)	Except as specifically noted, the amounts represent matching contributions under our 401(k) plan and contributions to the executive’s health savings account. In addition, except as specifically noted, the value of perquisites and other personal benefits was less than $10,000 in aggregate for each of the named executive officers.

Executive Employment Agreements

Neil M. Koehler

Our Amended and Restated Employment Agreement with Neil M. Koehler provides for at-will employment as our President and Chief Executive Officer. Mr. Koehler’s annual base salary is $489,305. Mr. Koehler is eligible to participate in our short-term incentive plan with a pay-out target of 70% of his base salary, to be paid based upon performance criteria set by the Compensation Committee of our board of directors. For 2017, we paid Mr. Koehler a cash bonus under our annual cash incentive compensation program based on his performance during that year.

Upon termination by us without cause or resignation by Mr. Koehler for good reason, Mr. Koehler is entitled to receive (i) severance equal to eighteen months of his base salary, (ii) 150% of his total target short-term incentive plan award, (iii) continued health insurance coverage for eighteen months or until the earlier effective date of coverage under a subsequent employer’s plan, and (iv) accelerated vesting of 25% of all shares or options subject to any equity awards granted to Mr. Koehler prior to Mr. Koehler’s termination which are unvested as of the date of termination.

However, if Mr. Koehler is terminated without cause or resigns for good reason in anticipation of or twenty-four months after a change in control, Mr. Koehler is entitled to (i) severance equal to thirty-six months of base salary, (ii) 300% of his total target short-term incentive plan award, (iii) continued health insurance coverage for thirty-six months or until the earlier effective date of coverage under a subsequent employer’s plan, and (iv) accelerated vesting of 100% of all shares or options subject to any equity awards granted to Mr. Koehler prior to Mr. Koehler’s termination that are unvested as of the date of termination.

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

The term “cause” is defined in the Amended and Restated Employment Agreement as (i) Mr. Koehler’s indictment or conviction of any felony or of any crime involving dishonesty, (ii) Mr. Koehler’s participation in any fraud or other act of willful misconduct against us, (iii) Mr. Koehler’s refusal to comply with any of our lawful directives, (iv) Mr. Koehler’s material breach of his fiduciary, statutory, contractual, or common law duties to us, or (v) conduct by Mr. Koehler which, in the good faith and reasonable determination of our board of directors, demonstrates gross unfitness to serve; provided, however, that in the event that any of the foregoing events is reasonably capable of being cured, we shall, within twenty days after the discovery of the event, provide written notice to Mr. Koehler describing the nature of the event and Mr. Koehler shall thereafter have ten business days to cure the event.

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

Michael D. Kandris

Our Amended and Restated Employment Agreement with Michael D. Kandris provides for at-will employment as our Chief Operating Officer. Mr. Kandris’s annual base salary is $350,745. Mr. Kandris is eligible to participate in our short-term incentive plan with a pay-out target of 50% of his base salary, to be paid based upon performance criteria set by the Compensation Committee of our board of directors. For 2017, we paid Mr. Kandris a cash bonus under our annual cash incentive compensation program based on his performance during that year.

Upon termination by us without cause or resignation by Mr. Kandris for good reason, Mr. Kandris is entitled to receive (i) severance equal to twelve months of his base salary, (ii) 100% of his total target short-term incentive plan award, (iii) continued health insurance coverage for twelve months or until the earlier effective date of coverage under a subsequent employer’s plan, and (iv) accelerated vesting of 25% of all shares or options subject to any equity awards granted to Mr. Kandris prior to Mr. Kandris’s termination which are unvested as of the date of termination.

However, if Mr. Kandris is terminated without cause or resigns for good reason in anticipation of or twenty-four months after a change in control, Mr. Kandris is entitled to (i) severance equal to twenty-four months of base salary, (ii) 200% of his total target short-term incentive plan award, (iii) continued health insurance coverage for twenty-four months or until the earlier effective date of coverage under a subsequent employer’s plan, and (iv) accelerated vesting of 100% of all shares or options subject to any equity awards granted to Mr. Kandris prior to Mr. Kandris’s termination that are unvested as of the date of termination.

If we terminate Mr. Kandris’s employment upon his disability, Mr. Kandris is entitled to severance equal to twelve months of base salary.

The meanings given to the terms “cause,” “good reason” and “change in control” in Mr. Kandris’s Amended and Restated Employment Agreement are the same as those contained in Mr. Koehler’s Amended and Restated Employment Agreement described above.

Bryon T. McGregor

Our Amended and Restated Employment Agreement with Bryon T. McGregor provides for at-will employment as our Chief Financial Officer, Vice President and Assistant Secretary. Mr. McGregor’s annual base salary is $317,963. Mr. McGregor is eligible to participate in our short-term incentive plan with a pay-out target of 50% of his base salary, to be paid based upon performance criteria set by the Compensation Committee of our board of directors. For 2017, we paid Mr. McGregor a cash bonus under our annual cash incentive compensation program based on his performance during that year.

All other terms and conditions of Mr. McGregor’s Amended and Restated Employment Agreement are substantially the same as those contained in Mr. Kandris’s Amended and Restated Employment Agreement described above.

Outstanding Equity Awards at Fiscal Year-End – 2018

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2018.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested($)(2)
Neil M. Koehler	3,750	(3)	$12.90	8/1/2021	34,000	(5)	$29,240
	113,379	(4)	$3.74	6/24/2023	49,630	(6)	$42,682
					138,888	(7)	$119,444

Michael D. Kandris	31,746	(8)	$3.74	6/24/2023	11,630	(9)	$10,002
					16,976	(10)	$14,599
					47,508	(11)	$40,857

Bryon T. McGregor	1,715	(12)	$12.90	8/1/2021	11,630	(9)	$10,002
	31,746	(8)	$3.74	6/24/2023	16,976	(10)	$14,599
					47,508	(11)	$40,857

(1)	The stock awards reported in the above table represent shares of restricted stock and stock options granted under our 2006 Stock Incentive Plan or 2016 Stock Incentive Plan.

(2)	Represents the fair market value per share of our common stock of $0.86 on December 31, 2018, the last business day of the most recently completed fiscal year, multiplied by the number of shares that had not vested as of that date.

(3)	Represents shares underlying a stock option granted on August 1, 2011. The option vested as to 1/3rd of the 3,750 shares underlying the option on each of April 1, 2012, 2013 and 2014.

(4)	Represents shares underlying a stock option granted on June 24, 2013. The option vested as to 33%, 33% and 34% of the 113,379 shares underlying the option on April 1, 2014, 2015 and 2016, respectively.

(5)	Represents shares granted on June 16, 2016. The grant vested as to 34,000 shares on April 1, 2019.

(6)	Represents shares granted on March 15, 2017. The grant vested as to 24,444 shares on April 1, 2019 and vests as to 25,186 shares on April 1, 2020.

(7)	Represents shares granted on June 14, 2018. The grant vested as to 45,833 shares on April 1, 2019 and vests as to 45,833 shares on April 1, 2020 and 47,222 shares on April 1, 2021.

(8)	Represents shares underlying a stock option granted on June 24, 2013. The option vested as to 33%, 33% and 34% of the 31,746 shares underlying the option on April 1, 2014, 2015 and 2016, respectively.

(9)	Represents shares granted on June 16, 2016. The grant vested as to 11,630 shares on April 1, 2019.

(10)	Represents shares granted on March 15, 2017. The grant vested as to 8,361 shares on April 1, 2019 and vests as to 8,615 shares on April 1, 2020.

(11)	Represents shares granted on June 14, 2018. The grant vested as to 15,677 shares on April 1, 2019 and vests as to 15,677 shares on April 1, 2020 and 16,154 shares on April 1, 2021.
(12)	Represents shares underlying a stock option granted on August 1, 2011. The option vested as to 1/3rd of the 1,715 shares underlying the option on each of April 1, 2012, 2013 and 2014.

Compensation of Directors

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting the compensation of directors, we consider the significant amount of time that Board members spend in fulfilling their duties to Pacific Ethanol as well as the experience level we require to serve on our Board. The Board, through its Compensation Committee, annually reviews the compensation and compensation policies for Board members. In recommending director compensation, the Compensation Committee is guided by the following three goals:

●	compensation should pay directors fairly for work required in a company of our size and scope;

●	compensation should align directors’ interests with the long-term interests of our stockholders; and

●	the structure of the compensation should be clearly disclosed to our stockholders.

In making compensation decisions for 2018 as to our directors, our Compensation Committee compared our cash and equity compensation payable to directors against market data obtained by Korn Ferry Hay Group in 2015. Our Compensation Committee determined that this data from 2015 remained relevant to its compensation decisions for 2018. The Korn Ferry Hay Group data included a survey of 1,400 companies across 24 industries with revenues between $1 billion and $2.5 billion. For 2018, our Compensation Committee targeted compensation for our directors at approximately the median of compensation paid to directors of the companies contained in the Korn Ferry Hay Group data.

Cash Compensation

Our annual cash compensation program for directors includes the following:

●	annual cash compensation provided to the Chairman of our Board is $112,500;

●	base annual cash compensation provided to our non-employee directors, other than our Chairman, is $50,000;

●	additional annual cash compensation provided to each of our Board committee chairs is $25,000; and

●	additional annual cash compensation provided to our lead independent director is $12,000.

These amounts are paid in advance in bi-weekly installments. In addition, directors are reimbursed for specified reasonable and documented expenses in connection with attendance at meetings of our Board and its committees. Employee directors do not receive director compensation in connection with their service as directors.

Equity Compensation

Our Compensation Committee or our full Board typically grants equity compensation to our newly elected or reelected directors which normally vests as to 100% of the grants at the earlier of our next annual meeting or approximately one year after the date of grant. Vesting is typically subject to continued service on our Board during the full year.

In determining the amount of equity compensation for 2018, the Compensation Committee determined a target value of total compensation of approximately the median of compensation paid to directors of the companies comprising the market data provided to us by Korn Ferry Hay Group in 2015. The Compensation Committee then determined the cash component based on this market data. The balance of the total compensation target was then allocated to equity awards, and the number of shares to be granted to our directors was based on the estimated value of the underlying shares on the expected grant date.

Our annual equity compensation program for directors includes the following:

●	the value of annual equity compensation provided to the Chairman of our Board is $142,500; and

●	the value of annual equity compensation provided to our non-employee directors, other than our Chairman, is $95,000.

In addition, our Compensation Committee may grant, and has from time to time granted, additional equity compensation to directors at its discretion.

Compensation of Employee Directors

Messrs. Koehler and Kandris were compensated as full-time employees and officers and therefore received no additional compensation for service as Board members during 2018. Information regarding the compensation awarded to Messrs. Koehler and Kandris is included in “Executive Compensation and Related Information—Summary Compensation Table” below.

Director Compensation Table – 2018

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)		Total ($)(2)
William L. Jones	$112,500	$150,815	(3)	$263,315
Terry L. Stone	$75,000	$100,898	(4)	$175,898
John L. Prince	$87,000	$100,898	(5)	$187,898
Douglas L. Kieta	$75,000	$100,898	(6)	$175,898
Larry D. Layne	$75,000	$100,898	(7)	$175,898

(1)	For a description of annual director fees and fees for chair and lead independent director positions, see the disclosure above under “Compensation of Directors—Cash Compensation.”

(2)	The value of perquisites and other personal benefits was less than $10,000 in aggregate for each director.

(3)	At December 31, 2018, Mr. Jones held 56,903 vested shares from stock awards. Mr. Jones was granted 48,966 shares of our common stock on June 14, 2018 having an aggregate grant date fair value of $150,815, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of our next annual meeting or July 1, 2019.

(4)	At December 31, 2018, Mr. Stone held 58,121 vested shares from stock awards. Mr. Stone was granted 32,759 shares of our common stock on June 14, 2018 having an aggregate grant date fair value of $100,898, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of our next annual meeting or July 1, 2019.

(5)	At December 31, 2018, Mr. Prince held 40,375 vested shares from stock awards. Mr. Prince was granted 32,759 shares of our common stock on June 14, 2018 having an aggregate grant date fair value of $100,898, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of our next annual meeting or July 1, 2019.

(6)	At December 31, 2018, Mr. Kieta held 70,095 vested shares from stock awards. Mr. Kieta was granted 32,759 shares of our common stock on June 14, 2018 having an aggregate grant date fair value of $100,898, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of our next annual meeting or July 1, 2019.

(7)	At December 31, 2018, Mr. Layne held 46,758 vested shares from stock awards. Mr. Layne was granted 32,759 shares of our common stock on June 14, 2018 having an aggregate grant date fair value of $100,898, calculated based on the fair market value of our common stock on the applicable grant date. The shares vest on the earlier of our next annual meeting or July 1, 2019.

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

Our certificate of incorporation provides that, except in certain specified instances, our directors shall not be personally liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors, except liability for the following:

●	any breach of their duty of loyalty to Pacific Ethanol or our stockholders;

●	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; and

●	any transaction from which the director derived an improper personal benefit.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 26, 2019, the date of the table, by:

●	each of our named executive officers;

●	each of our directors;

●	all of our executive officers and directors as a group; and

●	each person known by us to beneficially own more than 5% of the outstanding shares of any class of our voting capital stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Except as indicated by footnote, percentage of beneficial ownership is based on 49,870,565 shares of common stock and 926,942 shares of Series B Preferred Stock outstanding as of the date of the table.

The table below excludes an aggregate of 896 shares of our Non-Voting Common Stock. Our Non-Voting Common Stock is convertible on a one-for-one basis into shares of our common stock; provided, that our Non-Voting Common Stock may not be converted:

●	to the extent that, after giving effect to the conversion, the holder and its affiliates would beneficially own, in the aggregate, more than 9.99% of our outstanding shares of common stock; and

●	except upon 61-days’ prior written notice of conversion to us, including surrender of the stock certificates representing the Non-Voting Common Stock to be converted.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
William L. Jones	Common	114,830	(2)	*
	Series B Preferred	12,820		1.38%
Neil M. Koehler	Common	1,129,331	(3)	2.25%
	Series B Preferred	256,410		27.66%
Bryon T. McGregor	Common	247,356	(4)	*
Terry L. Stone	Common	90,880		*
John L. Prince	Common	77,134		*
Douglas L. Kieta	Common	102,854		*
Larry D. Layne	Common	89,517		*
Michael D. Kandris	Common	229,654	(5)	*
Frank P. Greinke	Common	58,319	(6)	*
	Series B Preferred	85,180		9.19%
Lyles United, LLC	Common	354,596	(7)	*
	Series B Preferred	512,820		55.32%
Dimensional Fund Advisors LP	Common	3,278,627	(8)	6.57%
BlackRock, Inc.	Common	3,065,903	(9)	6.15%
All executive officers and directors as a group (11 persons)	Common	2,634,431	(10)	5.24%
	Series B Preferred	282,050		30.43%

*	Less than 1.00%

(1)	Messrs. Jones, Koehler, Stone, Prince, Kieta, Layne and Kandris are directors of Pacific Ethanol. Messrs. Koehler, McGregor and Kandris are executive officers of Pacific Ethanol. The address of each of these persons is c/o Pacific Ethanol, Inc., 400 Capitol Mall, Suite 2060, Sacramento, California 95814.

(2)	Amount represents 105,869 shares of common stock held by William L. Jones and Maurine Jones, husband and wife, as community property, 184 shares of common stock underlying a warrant issued to Mr. Jones and 8,777 shares of common stock underlying our Series B Preferred Stock held by Mr. Jones.

(3)	Amount represents 832,985 shares of common stock held directly, 3,663 shares of common stock underlying a warrant, 175,554 shares of common stock underlying our Series B Preferred Stock and 117,129 shares of common stock underlying options.

(4)	Includes 33,461 shares of common stock underlying options.

(5)	Includes 31,746 shares of common stock underlying options.

(6)	Amount represents shares of common stock underlying our Series B Preferred Stock. The shares are beneficially owned by Frank P. Greinke, as trustee under the Greinke Personal Living Trust Dated April 20, 1999. The address of Frank P. Greinke is P.O. Box 4159, 1800 W. Katella, Suite 400, Orange, California 92863.

(7)	Amount includes 351,108 shares of common stock underlying our Series B Preferred Stock. In addition, The Lyles Foundation holds 3,488 shares of common stock. The address of Lyles United, LLC is P.O. Box 4376, Fresno, California 93744-4376.

(8)	The information with respect to Dimensional Fund Advisors LP, including the information in this footnote, is based solely on the Schedule 13G/A filed with the Securities and Exchange Commission on February 8, 2019 by Dimensional Fund Advisors LP as the reporting person. Dimensional Fund Advisors LP holds sole voting power over 3,143,818 shares, sole dispositive power over 3,278,627 shares and beneficially owns 3,278,627 shares. The address of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(9)	The information with respect to BlackRock, Inc., including the information in this footnote, is based solely on the Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2019 by BlackRock, Inc. as the reporting person. BlackRock, Inc. holds sole voting power over 2,678,532 shares, sole dispositive power over 3,065,903 shares and beneficially owns 3,065,903 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(10)	Amount represents 2,210,289 shares of common stock held directly, 227,003 shares of common stock underlying options, 4,031 shares of common stock underlying warrants and 193,108 shares of common stock underlying our Series B Preferred Stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders:
2006 Stock Incentive Plan(1)	229,373	$4.15	—
2016 Stock Incentive Plan	—	$—	1,648,516

(1)	Our 2006 Stock Incentive Plan terminated on July 19, 2016 except to the extent of unvested shares of our restricted common stock and options to purchase shares of our common stock outstanding as of that date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The Board has determined that all of its directors are independent under these standards, except for Neil M. Koehler, who serves as our President and Chief Executive Officer, and Michael D. Kandris, who serves as our Chief Operating Officer. Messrs. Koehler and Kandris are deemed not to be independent due to their employment relationships with Pacific Ethanol, Inc.

Certain Relationships and Related Transactions

Other than as described below or elsewhere in this report, since January 1, 2017, there has not been a transaction or series of related transactions to which Pacific Ethanol was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. All of the below transactions were separately ratified and/or approved by our Board or an appropriate independent committee of our Board.

Miscellaneous

We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above in “Executive Compensation and Related Information.” In addition, we have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

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

For the quarter ended March 31, 2019, we accrued and paid cash dividends in the amount of $86,301 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

For each of the years ended December 31, 2018 and 2017, we accrued and paid cash dividends in the amount of $350,000 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

Restricted Stock Grants

On April 22, 2019, we granted 167,000 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $187,040. The shares vest 50% on April 1, 2020 and vest 50% on April 1, 2021.

On June 14, 2018, we granted 138,888 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $427,775. The shares vested 33% on April 1, 2019 and vest 33% and 34% on April 1, 2020 and 2021, respectively.

On March 15, 2017, we granted 74,074 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $500,000. The shares vested 33% on each of April 1, 2018 and 2019 and vest 34% on April 1, 2020.

Paul P. Koehler

Paul P. Koehler, a brother of Neil M. Koehler, who is our President and Chief Executive Officer and one of our directors, is employed by us as Vice President of Commodities and Corporate Development. Mr. Koehler’s base salary rate was $252,916 per year at the end of 2017 and was increased to $260,504 per year effective April 15, 2018. In addition, Mr. Koehler received compensation of $4,349 for 2018 in perquisites or personal benefits relating to payment or reimbursement of commuting expenses from Mr. Koehler’s home to our corporate offices in Sacramento, California, and housing and other living expenses.

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

For the quarter ended March 31, 2019, we accrued and paid cash dividends in the amount of $4,315 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

For each of the years ended December 31, 2018 and 2017, we accrued and paid cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

Restricted Stock Grants

On April 22, 2019, we granted 42,000 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $47,040. The shares vest 50% on April 1, 2020 and vest 50% on April 1, 2021.

On June 14, 2018, we granted 34,722 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $106,944. The shares vested 33% on April 1, 2019 and vest 33% and 34% on April 1, 2020 and 2021, respectively.

On March 15, 2017, we granted 18,518 shares of our restricted common stock to Mr. Koehler in consideration of services to be provided. The value of the common stock was determined to be $124,997. The shares vested 33% on each of April 1, 2018 and 2019 and vest 34% on April 1, 2020.

Annual Cash Incentive Compensation

In April 2018, we paid Mr. Koehler annual performance-based cash incentive compensation of $20,120 based on his 2017 performance.

In March 2017, we paid Mr. Koehler annual performance-based cash incentive compensation of $19,534 based on his 2016 performance and a special discretionary cash bonus of $25,000.

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

For the quarter ended March 31, 2019, we accrued and paid cash dividends in the amount of $4,315 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

For each of the years ended December 31, 2018 and 2017, we accrued and paid cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Koehler.

Independent Contractor Services Agreement

On April 1, 2008, we entered into an Independent Contractor Services Agreement with Mr. Koehler for the provision of strategic consulting services, including in connection with promoting Pacific Ethanol, and ethanol as a fuel additive and transportation fuel, with governmental agencies. Mr. Koehler was compensated at a rate of $7,500 per month under this arrangement during 2018 and 2017 and through the filing of this report.

William L. Jones

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

For the quarter ended March 31, 2019, we accrued and paid cash dividends in the amount of $4,315 in respect of shares of Series B Preferred Stock held by Mr. Jones.

For each of the years ended December 31, 2018 and 2017, we accrued and paid cash dividends in the amount of $17,500 in respect of shares of Series B Preferred Stock held by Mr. Jones.

Restricted Stock Grants

On June 14, 2018, we granted 48,966 shares of our restricted common stock to Mr. Jones in consideration of services to be provided. The value of the common stock was determined to be $150,815. The shares vest on the earlier of our next annual meeting or July 1, 2019.

On June 15, 2017, we granted 23,279 shares of our restricted common stock to Mr. Jones in consideration of services to be provided. The value of the common stock was determined to be $139,674. The shares vested on June 14, 2018.

Michael D. Kandris and Bryon T. McGregor

Restricted Stock Grants

On April 22, 2019, we granted 57,500 shares of our restricted common stock to each of Messrs. Kandris and McGregor in consideration of services to be provided. The value of the common stock granted to each of Messrs. Kandris and McGregor was determined to be $64,400. The shares vest 50% on April 1, 2020 and vest 50% on April 1, 2021.

On June 14, 2018, we granted 47,508 shares of our restricted common stock to each of Messrs. Kandris and McGregor in consideration of services to be provided. The value of the common stock granted to each of Messrs. Kandris and McGregor was determined to be $146,325. The shares vested 33% on April 1, 2019 and vest 33% and 34% on April 1, 2020 and 2021, respectively.

On June 15, 2017, we granted 25,337 shares of our restricted common stock to each of Messrs. Kandris and McGregor in consideration of services to be provided. The value of the common stock granted to each of Messrs. Kandris and McGregor was determined to be approximately $171,030. The shares vested 33% on each of April 1, 2018 and 2019 and vest 34% on April 1, 2020.

Christopher W. Wright

Christopher W. Wright is employed by us as Vice President, General Counsel and Secretary. Mr Wright’s base salary rate was $298,093 per year at the end of 2017 and was increased to $307,036 per year effective April 15, 2018. In addition, Mr. Wright received compensation of $21,816 for 2018 and $23,220 for 2017 in perquisites or personal benefits relating to payment or reimbursement of commuting expenses from Mr. Wright’s home to our corporate offices in Sacramento, California, and housing and other living expenses.

Restricted Stock Grants

On April 22, 2019, we granted 57,500 shares of our restricted common stock to Mr. Wright in consideration of services to be provided. The value of the common stock was determined to be $64,400. The shares vest 50% on April 1, 2020 and vest 50% on April 1, 2021.

On June 14, 2018, we granted 47,508 shares of our restricted common stock to Mr. Wright in consideration of services to be provided. The value of the common stock granted was determined to be $146,325. The shares vested 33% on April 1, 2019 and vest 33% and 34% on April 1, 2020 and 2021, respectively.

On June 15, 2017, we granted 25,337 shares of our restricted common stock to Mr. Wright in consideration of services to be provided. The value of the common stock granted was determined to be approximately $171,030. The shares vested 33% on each of April 1, 2018 and 2019 and vest 34% on April 1, 2020.

Annual Cash Incentive Compensation

In April 2018, we paid Mr. Wright annual performance-based cash incentive compensation of $29,642 based on his 2017 performance.

In March 2017, we paid Mr. Wright annual performance-based cash incentive compensation of $28,779 based on his 2016 performance and a special discretionary cash bonus of $50,000.

James R. Sneed

James R. Sneed is employed by us as Vice President of Supply and Trading. Mr Sneed’s base salary rate was $252,916 per year at the end of 2017 and was increased to $260,504 per year effective April 15, 2018.

Restricted Stock Grants

On April 22, 2019, we granted 42,000 shares of our restricted common stock to Mr. Sneed in consideration of services to be provided. The value of the common stock was determined to be $47,040. The shares vest 50% on April 1, 2020 and vest 50% on April 1, 2021.

On June 14, 2018, we granted 34,722 shares of our restricted common stock to Mr. Sneed in consideration of services to be provided. The value of the common stock was determined to be $106,944. The shares vested 33% on April 1, 2019 and vest 33% and 34% on April 1, 2020 and 2021, respectively.

On March 15, 2017, we granted 18,518 shares of our restricted common stock to Mr. Sneed in consideration of services to be provided. The value of the common stock was determined to be $124,997. The shares vested 33% on each of April 1, 2018 and 2019 and vest 34% on April 1, 2020.

Annual Cash Incentive Compensation

In April 2018, we paid Mr. Sneed annual performance-based cash incentive compensation of $20,121 based on his 2017 performance.

In March 2017, we paid Mr. Sneed annual performance-based cash incentive compensation of $19,534 based on his 2016 performance and a special discretionary cash bonus of $25,000.

Terry L. Stone, John L. Prince, Douglas L. Kieta and Larry D. Layne

Restricted Stock Grants

On June 14, 2018, we granted 32,759 shares of our restricted common stock to each of our non-employee directors (except for the Chairman of our Board, Mr. Jones) in consideration of services to be provided. The value of the common stock granted to each of Messrs. Stone, Prince, Kieta and Layne was determined to be $100,898. The shares vest on the earlier of our next annual meeting or July 1, 2019.

On June 15, 2017, we granted 15,574 shares of our restricted common stock to each of our non-employee directors (except for the Chairman of our Board, Mr. Jones) in consideration of services to be provided. The value of the common stock granted to each of Messrs. Stone, Prince, Kieta and Layne was determined to be $93,444. The shares vested on June 14, 2018.

Lyles United, LLC

On March 27, 2008, we sold to Lyles United, LLC an aggregate of 2,051,282 shares of our Series B Preferred Stock, all of which were initially convertible into an aggregate of 58,608 shares of our common stock based on an initial preferred-to-common conversion ratio of approximately 1-for-0.03, and warrants to purchase an aggregate of 29,304 shares of our common stock at a split-adjusted exercise price of $735 per share, for an aggregate purchase price of $40,000,000. As a result of various anti-dilution adjustments, the conversion ratio of the Series B Preferred Stock has increased to approximately 1-for-0.68.

For the quarter ended March 31, 2019, we accrued and paid cash dividends in the amount of $172,603 in respect of shares of Series B Preferred Stock held by Lyles United, LLC.

For each of the years ended December 31, 2018 and 2017, we accrued and paid cash dividends in the amount of $700,000 in respect of shares of Series B Preferred Stock held by Lyles United, LLC.

Frank P. Greinke

For the quarter ended March 31, 2019, we accrued and paid cash dividends in the amount of $28,669 in respect of 85,180 shares of Series B Preferred Stock held by the Greinke Personal Living Trust Dated April 20, 1999 (“Greinke Trust”).

For each of the years ended December 31, 2018 and 2017, we accrued and paid cash dividends in the amount of $86,964 in respect of shares of Series B Preferred Stock held by the Greinke Trust.

Frank P. Greinke is one of our former directors and the trustee of the Greinke Trust. The Greinke Trust acquired its shares of Series B Preferred Stock from Lyles United, LLC in December 2009. The preferred-to-common conversion ratio of the Series B Preferred Stock is approximately 1-for-0.68.

Black Rock, Inc.

On June 26, 2017, we entered into a Note Purchase Agreement with five accredited investors. On June 30, 2017, under the terms of the Note Purchase Agreement, we sold $13.9 million in aggregate principal amount of our senior secured notes to the investors in a private offering for aggregate gross proceeds of 97% of the principal amount of the notes sold.

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

The five accredited investors include Orange 2015 DisloCredit Fund, L.P., which purchased $5,154,639 in principal amount of the notes, adding to its existing $10,309,278 in principal amount of notes of the same terms and maturity acquired in a prior transaction that closed in December 2016; Co-Investment Income Fund, L.P. - US Tax-Exempt Series, which purchased $1,697,479 in principal amount of the notes; and Co-Investment Income Fund, L.P. - US Taxable Series, which purchased $364,376 in principal amount of the notes.

In addition, in a prior transaction that closed in December 2016, CIF Income Partners (A), LLC purchased $9,962,010 in principal amount of notes and Sainsbury’s Credit Opportunities Fund, Ltd. purchased $1,288,660 in principal amount of notes, in each case of the same terms and maturity as the notes issued in the June 2017 transaction.

We believe these investors are affiliates of BlackRock, Inc. BlackRock, Inc. is reported as beneficially owning more than 5% of the outstanding shares of our common stock.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by RSM US LLP for the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees	$656,618	$654,093
Audit-Related Fees	29,676	58,275
Tax Fees	525	1,575
All Other Fees	—	—
Total	$686,819	$713,943

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and our Registration Statements on Form S-3 and S-8, and the review of our internal accounting and reporting controls as required under Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees. Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.” Such fees would include amounts billed for professional services performed in connection with mergers and acquisitions, audits of 401(k) plans, pension plans and RIN audits.

Tax Fees. Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees. Consists of amounts billed for services other than those noted above.

Our Audit Committee considered all non-audit services provided by RSM US LLP and determined that the provision of such services was compatible with maintaining such firm’s audit independence.

Audit Committee Pre-Approval Policy

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Chairman of our Audit Committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. During 2018 and 2017, all services performed by RSM US LLP were pre-approved by our Audit Committee in accordance with these policies and applicable Securities and Exchange Commission regulations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

See Index to Consolidated Financial Statements in Item 8 of the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2019.

(a)(2) Financial Statement Schedules.

None.

(a)(3) Exhibits.

Reference is made to the exhibits listed on the Index to Exhibits.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated June 26, 2017 among Pacific Ethanol Central, LLC, ICP Merger Sub, LLC, Illinois Corn Processing, LLC, Illinois Corn Processing Holdings Inc. and MGPI Processing, Inc.	8-K	000-21467	2.1	06/27/2017
3.1	Certificate of Incorporation	10-Q	000-21467	3.1	11/06/2015
3.2	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Redeemable Convertible Preferred Stock	10-Q	000-21467	3.2	11/06/2015
3.3	Certificate of Designations, Powers, Preferences and Rights of the Series B Cumulative Convertible Preferred Stock	10-Q	000-21467	3.3	11/06/2015
3.4	Certificate of Amendment to Certificate of Incorporation dated June 3, 2010	10-Q	000-21467	3.4	11/06/2015
3.5	Certificate of Amendment to Certificate of Incorporation effective June 8, 2011	10-Q	000-21467	3.5	11/06/2015
3.6	Certificate of Amendment to Certificate of Incorporation effective May 14, 2013	10-Q	000-21467	3.6	11/06/2015
3.7	Certificate of Amendment to Certificate of Incorporation effective July 1, 2015	10-Q	000-21467	3.7	11/06/2015
3.8	Amended and Restated Bylaws	10-Q	000-21467	3.1	11/12/2014
10.1	2006 Stock Incentive Plan, as amended#	S-8	333-196876	4.1	06/18/2014
10.2	Form of Employee Restricted Stock Agreement under 2006 Stock Incentive Plan#	8-K	000-21467	10.2	10/10/2006
10.3	Form of Non-Employee Director Restricted Stock Agreement under 2006 Stock Incentive Plan#	8-K	000-21467	10.3	10/10/2006
10.4	2016 Stock Incentive Plan, as amended#	10-Q	000-21467	10.2	05/10/2018
10.5	Form of Employee Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.5	03/15/2018
10.6	Form of Non-Employee Director Restricted Stock Agreement under 2016 Stock Incentive Plan#	10-K	000-21467	10.6	03/15/2018
10.7	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Neil M. Koehler#	10-K	000-21467	10.7	03/15/2017

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.8	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Christopher W. Wright#	10-K	000-21467	10.8	03/15/2017
10.9	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Bryon T. McGregor#	10-K	000-21467	10.9	03/15/2017
10.10	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Michael D. Kandris#	10-K	000-21467	10.10	03/15/2017
10.11	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and Paul P. Kohler#	10-K	000-21467	10.11	03/15/2017
10.12	Amended and Restated Executive Employment Agreement dated November 7, 2016 between the Registrant and James R. Sneed#	10-K	000-21467	10.12	03/15/2017
10.13	Pacific Ethanol, Inc. 2016 Short-Term Incentive Plan Description#	10-K	000-21467	10.13	03/15/2017
10.14	Pacific Ethanol, Inc. 2017 Short-Term Incentive Plan Description#	10-Q	000-21467	10.1	05/10/2017
10.15	Pacific Ethanol, Inc. 2017 Short-Term Incentive Plan Description#	10-Q	000-21467	10.1	05/10/2018
10.16	Form of Indemnity Agreement between the Registrant and each of its Executive Officers and Directors#	10-K	000-21467	10.46	03/31/2010
10.17	Pacific Ethanol, Inc. Policy for Recoupment of Incentive Compensation dated March 29, 2018#	10-K	000-21467	10.17	03/18/2019
10.18	Form of Clawback Policy Acknowledgement and Agreement#	10-K	000-21467	10.18	03/18/2019
10.19	Registration Rights Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.4	03/27/2008
10.20	Letter Agreement dated March 27, 2008 between the Registrant and Lyles United, LLC	8-K	000-21467	10.5	03/27/2008
10.21	Letter Agreement dated May 22, 2008 among the Registrant, Neil M. Koehler, Bill Jones, Paul P. Koehler and Thomas D. Koehler#	8-K	000-21467	10.3	05/23/2008

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.22	Note Purchase Agreement dated December 12, 2016 among Pacific Ethanol, Inc. and the investors listed on the schedule of investors attached thereto	8-K	000-21467	10.2	12/12/2016
10.23	Form of Senior Secured Note for an aggregate principal amount of $55,000,000 issued on December 15, 2016 pursuant to the Note Purchase Agreement dated December 12, 2016 among Pacific Ethanol, Inc. and the investors party thereto	8-K	000-21467	10.3	12/20/2016
10.24	Security Agreement dated December 15, 2016 among Pacific Ethanol, Inc., Cortland Capital Market Services LLC and the holders of Pacific Ethanol, Inc.’s Senior Secured Notes	8-K	000-21467	10.4	12/20/2016
10.25	Note Purchase Agreement dated June 26, 2017 among Pacific Ethanol, Inc. and the investors listed on the schedule of investors attached thereto	8-K	000-21467	10.1	06/27/2017
10.26	Consent of Holders and Amendment of Senior Secured Notes dated June 26, 2017 among Pacific Ethanol, Inc. and the holders identified therein	8-K	000-21467	10.2	06/27/2017
10.27	Form of Senior Secured Note for an aggregate principal amount of $13,948,078 issued on June 30, 2017 pursuant to the Note Purchase Agreement dated June 26, 2017 among Pacific Ethanol, Inc. and the investors party thereto	8-K	000-21467	10.3	07/05/2017
10.28	First Amendment to Security Agreement dated June 30, 2017 among Pacific Ethanol, Inc., Cortland Capital Market Services LLC and the holders of Pacific Ethanol, Inc.’s Senior Secured Notes	8-K	000-21467	10.5	07/05/2017
10.29	Secured Promissory Note dated July 3, 2017 by Illinois Corn Processing, LLC in favor of Illinois Corn Processing Holdings Inc.	8-K	000-21467	10.6	07/05/2017
10.30	Secured Promissory Note dated July 3, 2017 by Illinois Corn Processing, LLC in favor of MGPI Processing, Inc.	8-K	000-21467	10.7	07/05/2017
10.31	Credit Agreement dated December 15, 2016 among Pacific Ethanol Pekin, Inc., 1st Farm Credit Services, PCA and CoBank, ACB	8-K	000-21467	10.5	12/20/2016

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.32	Amendment No. 1 to Credit Agreement dated March 1, 2017 among Pacific Ethanol Pekin, LLC, 1st Farm Credit Services, PCA and CoBank, ACB	10-K	000-21467	10.31	03/15/2018
10.33	Amendment No. 2 to Credit Agreement dated August 7, 2017 among Pacific Ethanol Pekin, LLC, 1st Farm Credit Services, PCA and CoBank, ACB	8-K	000-21467	10.1	08/11/2017
10.34	Amendment No. 3 to Credit Agreement dated March 30, 2018 among Pacific Ethanol Pekin, LLC, Compeer Financial, PCA, as successor by merger to 1st Farm Credit Services, PCA, and CoBank, ACB	8-K	000-21467	10.1	04/05/2018
10.35	Second Amended and Restated Term Note dated March 20, 2018 by Pacific Ethanol Pekin, LLC in favor of Compeer Financial, PCA, as successor by merger to 1st Farm Credit Services, PCA	8-K	000-21467	10.2	04/05/2018
10.36	Security Agreement dated December 15, 2016 between Pacific Ethanol Pekin, Inc. and CoBank, ACB	8-K	000-21467	10.6	12/20/2016
10.37	Working Capital Maintenance Agreement dated December 15, 2016 between Pacific Ethanol, Inc. and CoBank, ACB	8-K	000-21467	10.9	12/20/2016
10.38	Second Amended and Restated Credit Agreement dated August 2, 2017 among Kinergy Marketing LLC, Pacific Ag. Products, LLC, Wells Fargo Bank, National Association, and the parties thereto from time to time as lenders	8-K	000-21467	10.1	08/08/2017
10.39	Second Amended and Restated Guarantee dated August 2, 2017 by Pacific Ethanol, Inc. in favor of Wells Fargo Bank, National Association, for and on behalf of the lenders	8-K	000-21467	10.2	08/08/2017
10.40	Credit Agreement dated September 15, 2017 between Illinois Corn Processing, LLC, Compeer Financial, PCA and CoBank, ACB	8-K	000-21467	10.1	09/21/2017
10.41	Term Note dated September 15, 2017 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA	8-K	000-21467	10.2	09/21/2017
10.42	Revolving Term Note dated September 15, 2017 by Illinois Corn Processing, LLC in favor of Compeer Financial, PCA	8-K	000-21467	10.3	09/21/2017

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.43	Illinois Future Advance Real Estate Mortgage dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB	8-K	000-21467	10.4	09/21/2017
10.44	Security Agreement dated September 15, 2017 by Illinois Corn Processing, LLC in favor of CoBank, ACB	8-K	000-21467	10.5	09/21/2017
21.1	Subsidiaries of the Registrant	10-K	000-21467	21.1	03/15/2018
23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-21467	23.1	03/18/2019
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.1	03/18/2019
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	31.2	03/18/2019
31.3	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-21467	32.1	03/18/2019
101.INS	XBRL Instance Document	10-K	000-21467	101.INS	03/18/2019
101.SCH	XBRL Taxonomy Extension Schema	10-K	000-21467	101.SCH	03/18/2019
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	000-21467	101.CAL	03/18/2019
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-21467	101.DEF	03/18/2019

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	000-21467	101.LAB	03/18/2019
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	000-21467	101.PRE	03/18/2019

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 2019.

PACIFIC ETHANOL, INC.

/s/ NEIL M. KOEHLER
Neil M. Koehler President and Chief Executive Officer